Form 10-K
period 1993-12-31
FPL GROUP INC
filed 1994-03-22
CIK 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1993

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                            Commission File No. 1-8841

                                 FPL GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Florida                                           59-2449419
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                             700 Universe Boulevard
                           Juno Beach, Florida 33408
                   (Address of principal executive office)
                                    (Zip Code)

                                  (407) 694-3509
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01
                                                            Par Value and
                                                            Preferred Share
                                                            Purchase Rights
                                                            Registered on New
                                                            York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes   X             No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1994 (based on the closing market price on the Composite Tape on January 31, 1994) was $6,999,557,188 (determined by subtracting from the number of shares outstanding on that date the number of shares held by directors and officers of the registrant).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

        Common Stock, $.01 Par Value, outstanding at February 28, 1994:
                             190,065,570 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Incorporated documents
(to the extent indicated herein)                           Part of Form 10-K
Portions of Definitive Proxy Statement for
the 1994 Annual Meeting of Shareholders                    Part III

                                     DEFINITIONS


Acronyms and defined terms used in the text include the following:

Term                                        Meaning

AFUDC                         Allowance for funds used during construction
Bay Loan                      Bay Loan and Investment Bank
capacity clause               Capacity Cost Recovery Clause
charter                       Restated Articles of Incorporation,as amended
Colonial Penn                 Colonial Penn Group, Inc.
common stock                  Common Stock of FPL Group, Inc.
conservation clause           Energy Conservation Cost Recovery Clause
DOE                           United States Department of Energy
EMF                           Electric and magnetic fields
Energy Act                    Energy Policy Act of 1992
ESI                           ESI Energy, Inc.
EWG                           Exempt Wholesale Generator
FDEP                          Florida Department of Environmental Protection
FERC                          Federal Energy Regulatory Commission
FGT                           Florida Gas Transmission Company
FMPA                          Florida Municipal Power Agency
FPL                           Florida Power & Light Company
FPL Group                     FPL Group, Inc.
FPL Group Capital             FPL Group Capital Inc
FPSC                          Florida Public Service Commission
fuel clause                   Fuel and Purchased Power Cost Recovery Clause
Holding Company Act           Public Utility Holding Company Act of 1935,
                                as amended
JEA                           Jacksonville Electric Authority
kv                            Kilovolt
kva                           Kilovolt-ampere
kwh                           Kilowatt-hour
Management's Discussion       Item 7. Management's Discussion and Analysis of
                                Financial Condition and Results of Operations
mortgage                      FPL's Mortgage and Deed of Trust dated as of
                                January 1, 1944, as supplemented and amended
mw                            Megawatt(s)
Note                          Note to Consolidated Financial Statements
NRC                           United States Nuclear Regulatory Commission
oil-backout clause            Oil-Backout Cost Recovery Clause
PURPA                         Public Utility Regulatory Policies Act of 1978,
                                as amended
qualifying facilities         Non-utility power production facilities meeting
                                the requirements of a Qualifying Facility under the PURPA
ROE                           Return on Equity
SJRPP                         St. Johns River Power Park
Southern Companies            Alabama Power Company, Georgia Power Company,
                                Gulf Power Company, Mississippi Power Company and Savannah Electric & Power Company
Telesat                       Telesat Cablevision, Inc.
Turner                        Turner Foods Corporation

                                      PART I

Item 1.  Business

                                  FPL GROUP, INC.

FPL Group, incorporated under the laws of Florida in 1984, is a public utility holding company (as defined in the Holding Company Act) that is engaged, through its subsidiaries, in utility and non-utility operations.

FPL Group is exempt from substantially all of the provisions of the Holding Company Act on the basis that FPL Group's and FPL's businesses are predominantly intrastate in character and carried on substantially in a single state, in which both are incorporated. FPL Group, together with its subsidiaries, employs approximately 12,400 persons.

Utility operations are conducted through FPL, which is engaged in the generation, transmission, distribution and sale of electric energy. Non-utility operations are conducted through FPL Group Capital and its subsidiaries and consist mainly of investments in non-utility energy projects and agricultural operations.

                                 UTILITY OPERATIONS

General. FPL, a wholly-owned subsidiary of FPL Group, supplies electric service throughout most of the east and lower west coasts of Florida. This service territory contains 27,650 square miles with a population of approximately 6.5 million. During 1993, FPL served approximately 3.4 million customer accounts. Operating revenues amounted to approximately $5.2 billion, of which about 56% was derived from residential customers, 37% from commercial customers, 4% from industrial customers and 3% from other sources. FPL provided approximately 98% of FPL Group's operating revenues in each of the years 1991 through 1993.

Regulation. The retail operations of FPL represent approximately 98% of operating revenues and are regulated by the FPSC, which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters. FPL is also subject to regulation by the FERC in various respects, including the acquisition and disposition of certain facilities, interchange and transmission services and wholesale purchases and sales of electric energy.

FPL is subject to the jurisdiction of the NRC with respect to its nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such power plants to continuing review and regulation.

Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, electric and magnetic fields from power lines and substations, noise and aesthetics, solid waste and other environmental matters. Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. FPL estimates that capital expenditures for improvements needed to comply with environmental laws and regulations will be approximately $10 million to $30 million annually for the years 1994 through 1998. These amounts are included in FPL's projected capital expenditures set forth in
Item 1. Capital Expenditures.

FPL holds franchises with varying expiration dates to provide electric service in various municipalities and seven counties in Florida. FPL considers its franchises to be adequate for the conduct of its business.

Retail Ratemaking. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect total revenues (revenue requirements) equal to its cost of providing service, including a reasonable return on invested capital. To accomplish this, the FPSC uses various ratemaking mechanisms.

The basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system. These costs include operations and maintenance expenses, depreciation and taxes, as well as a rate of return on FPL's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base approximates FPL's weighted cost of capital, which includes its costs for debt and preferred stock and an allowed ROE. Base rates are determined in rate proceedings which occur at irregular intervals at the initiative of FPL, the FPSC or a substantially affected party.

Fuel costs are recovered through levelized monthly charges established pursuant to the fuel clause. These charges, which are calculated semi-annually, are based on estimated costs of fuel and estimated customer usage for the ensuing six-month period, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods.

Capacity payments to other utilities and generators for purchased power are recovered primarily through the capacity clause. Costs associated with implementing energy conservation programs are recovered through rates established pursuant to the conservation clause. Certain other non-fuel costs and the accelerated recovery of the costs of certain projects that displace oil-fired generation are recovered through the oil-backout clause.

Beginning in April 1994, costs of complying with new federal, state and local environmental regulations will be recovered through the environmental compliance cost recovery clause. In the past such costs would have been recoverable through base rates.

The FPSC has the power to disallow recovery of costs which it considers excessive or imprudently incurred. Such costs may include operations and maintenance expenses, the cost of replacing power lost when fossil and nuclear units are unavailable and costs associated with the construction or acquisition of new facilities. Also, the FPSC does not provide any assurance that the allowed ROE will be achieved.

System Capability and Load. FPL's resources for serving load as of January 1, 1994 consist of 16,708 mw of firm electric power generated by FPL-owned facilities (see Item 2. Properties) and obtained through purchased power contracts (see table below).

On August 4, 1993, FPL reached an all-time energy peak demand of approximately 15,266 mw. At that time, FPL had a total installed generating capability of about 14,643 mw, 2,054 mw of firm purchased power and the capability to reduce peak demand by 520 mw through the implementation of load management, resulting in a reserve margin of approximately 13%.

Compound annual growth rates for the five years ending 1998 are projected to be 2.7% for kwh sales and 2.6% for customers. To meet this growth, FPL plans to add 1,090 mw of new plant capacity to its system by the summer of 1995 as shown below. No new plant additions are expected for the years 1996 through 1998.


                       Capacity Additions                            1994      1995       Total
                                                                                (mw)
Scherer Unit No. 4 (Acquisition) . . . . . . . . . . . . . . . .       140      90          230
Martin Unit Nos. 3 and 4 (New Construction). . . . . . . . . . .       860       -          860
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,000      90        1,090


In addition to the capacity additions listed above, FPL plans by 1998 to increase purchased power from other utilities and qualifying facilities by 325 mw (see table below).

The total amount of purchased power available under existing long-term contracts with other utilities and qualifying facilities through 1998 is presented in the table below. See Note 12 - Contracts.


                                                            Southern          Qualifying
                          Period                            Companies   JEA   Facilities    Total
                                                                             (mw)
January 1994 . . . . . . . . . . . . . . . . . . . . . . . .  1,406     374        285      2,065
February 1994 - May 1994 . . . . . . . . . . . . . . . . . .  1,406     374        535      2,315
June 1994 - December 1994. . . . . . . . . . . . . . . . . .  1,007     374        535      1,916
January 1995 - May 1995. . . . . . . . . . . . . . . . . . .  1,007     374        543      1,924
June 1995 - December 1995. . . . . . . . . . . . . . . . . .    913     374        543      1,830
January 1996 - March 1996. . . . . . . . . . . . . . . . . .    913     374        913      2,200
April 1996 - May 1996. . . . . . . . . . . . . . . . . . . .    913     374        955      2,242
June 1996 - December 1996. . . . . . . . . . . . . . . . . .    913     374      1,010      2,297
January 1997 - December 1998 . . . . . . . . . . . . . . . .    913     374      1,031      2,318

Capital Expenditures. FPL's capital expenditures, including AFUDC, totaled approximately $1.1 billion in 1993, $1.3 billion in 1992 and $1.2 billion in 1991. Capital expenditures for the 1994-98 period are estimated as follows (see Management's Discussion):


                                 1994        1995         1996        1997         1998        Total
                                                        (Millions of Dollars)
Construction:
      Generation . . . . . . .   $ 230       $ 190        $ 160       $ 240        $ 130       $ 950
      Transmission . . . . . .     120         150          180         130           90         670
      Distribution . . . . . .     280         270          280         290          290       1,410
      General and other. . . .     120         110          100          90           80         500
        Total construction . .     750         720          720         750          590       3,530
Scherer acquisition payments .     129          82            -           -            -         211
        Total. . . . . . . . .   $ 879       $ 802        $ 720       $ 750        $ 590       $3,741


All of these estimates are subject to continuing review and adjustment and actual capital expenditures may vary from estimates.

Nuclear Operations. FPL owns and operates four nuclear units, two at St. Lucie and two at Turkey Point. The operating licenses for St. Lucie Unit Nos. 1 and 2 expire in 2016 and 2023, respectively. The operating licenses for both Turkey Point Units expire in 2007. The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.

Indications of degradation have been found in the pressurized water circulation tubes of the St. Lucie Units Nos. 1 and 2 steam generators. Despite implementation of remedial measures, degradation of the Unit No. 1 steam generators has continued and FPL has determined that they will need to be replaced. FPL has ordered the replacement steam generators for Unit
No. 1, which are scheduled to be installed and in service by the end of 1998, the cost of which is included in FPL's projected capital expenditures set forth above. The degradation in the Unit No. 2 steam generators appears to be primarily a mechanical-wear problem and should not affect their useful life.

Fuel. FPL's generating plants are fueled by residual and distillate oil, natural gas, coal and nuclear fuel. The diverse fuel options, along with purchased power, enable FPL to shift between sources of generation to achieve the most economical fuel mix. FPL's oil requirements are obtained under short-term contracts and in the spot market.

FPL obtains most of its natural gas requirements under a take-or-pay transportation contract with FGT, the sole interstate pipeline operator in Florida, and a related take-or-pay natural gas supply contract with an affiliate of FGT. These contracts will expire in 2005. In 1992, FPL entered into an additional take-or-pay transportation contract with FGT and a related take-or-pay natural gas supply contract with another affiliate of FGT. The new contracts will begin on the in-service date of FGT's pipeline expansion, which is scheduled for late 1994, and expire in 2014 and 2009, respectively. These contracts will provide an additional firm supply of natural gas under competitive pricing terms to meet FPL's future gas requirements. See
Note 12 - Contracts.

FPL has, through its joint ownership interest in SJRPP Units Nos. 1 and 2 and Scherer Unit No. 4, long-term coal supply contracts for those units. The remaining coal requirements will be obtained under additional contracts or in the open market.

FPL leases nuclear fuel for all four of its nuclear units. See Note 7. Under the Nuclear Waste Policy Act of 1982, the DOE is required to construct permanent storage facilities and will take title to and provide transportation and storage for spent nuclear fuel for a specified fee. Although the DOE estimates that its storage facilities will be completed by the year 2010, there is considerable doubt within the utility industry that this schedule will be met. Currently, FPL is storing spent fuel on site and plans to provide adequate storage capacity for all of its spent nuclear fuel up to and beyond the year 2010, pending its removal by the DOE.

Competition. FPL faces increasing competition in the wholesale and industrial energy markets. Recent changes in governmental regulation are encouraging the growth of non-regulated energy suppliers, such as EWGs, and an increased interest in self-generation, which has provided customers with alternative sources to meet their electric needs. Competition exists particularly with respect to self-generation by large industrial, commercial and governmental energy users. See Item 1.

Business - General. Regulatory law and policy limit FPL's flexibility in pricing its services to these customers. To date, loss of customers to such alternatives has not materially reduced FPL's sales, revenues or net income. The FERC has exercised its enhanced power under the Energy Act over wholesale transmission to encourage competition.

In 1993, FPL filed with the FERC a comprehensive revision and expansion of its service offerings in the wholesale market. FPL has proposed changes to its wholesale sales tariffs for service to municipal and cooperatively-owned electric utilities, its power sharing (interchange) agreements with other utilities and expanded its transmission offerings for new services by switching from individually negotiated contracts to three tariffs of general applicability. These revised offerings are intended to meet wholesale customer needs in the new competitive marketplace, while protecting the interests of FPL's customers and shareholders by eliminating the potential for subsidies to competitors. The FERC accepted FPL's proposal for filing and scheduled an August 1994 hearing on issues raised. FPL began collecting the proposed rates in late February 1994 subject to refund based on the outcome of the hearing. A final decision by the FERC in this case is not expected until sometime in 1995.

Also in 1993, the FMPA requested the FERC, under the FERC's new authority under the Energy Act, to order FPL to provide the FMPA members with network transmission service. FPL currently provides point-to-point transmission service to the FMPA. Network transmission service would permit the FMPA to vary the receipt and delivery points for power without the prior agreement of FPL. In late 1993, the FERC ordered the FMPA to provide FPL with certain updated information and the parties to negotiate for 60 days towards a network service agreement. Because no agreement was reached, FPL and the FMPA, filed their respective positions and proposals for the FERC's consideration. An initial FERC decision on this matter is expected in late 1994.

FPL is presently a defendant in two antitrust suits. In each suit, the complaint includes an alleged inability to utilize FPL's transmission facilities to wheel power to facilities in order to displace the existing retail electric service from FPL. See Item 3. Legal Proceedings.

Electric and Magnetic Fields. In recent years, increasing public, scientific and regulatory attention has been focused on possible adverse health effects of EMF. These fields are created whenever electricity flows through a power line or an appliance. Several epidemiological (i.e., statistical) studies have suggested a linkage between EMF and certain types of cancer, primarily childhood leukemia; other studies have been inconclusive or have shown no such linkage. Neither these epidemiological studies nor clinical studies have produced any conclusive evidence that EMF does or does not cause adverse health effects.

The FDEP has promulgated regulations setting standards for EMF levels within and at the edge of the rights of way for transmission lines, and FPL is in compliance with these regulations. The FDEP reviewed its EMF standards in 1992 and confirmed the field limits previously established. Future changes in the standards could require additional capital expenditures by FPL for such things as increasing the right of way corridors or relocating or reconfiguring transmission facilities. At present it is not known whether any such expenditures will be required.

In addition, litigation seeking damages for diminution of property value or personal injury is likely. FPL is presently a defendant in one suit alleging personal injury and wrongful death.

Employees. FPL had approximately 12,000 employees at December 31, 1993. Approximately 37% of the employees are represented by the International Brotherhood of Electrical Workers whose collective bargaining agreement with FPL expires October 31, 1994.

                           NON-UTILITY OPERATIONS

FPL Group Capital, a wholly owned subsidiary of FPL Group, holds the capital stock of the non-utility subsidiaries of FPL Group and provides most of their funding. Non-utility business activities consist primarily of investments in non-utility energy projects and agricultural operations. FPL Group Capital had approximately 400 employees at December 31, 1993.

FPL Group is continuing its efforts to exit substantially all of its non-energy and non-agricultural business activities, including cable television and real estate. In 1991, the sale of Colonial Penn, formerly FPL Group Capital's largest subsidiary, was completed. Bay Loan, a former subsidiary of Colonial Penn, is winding down its operations and is expected to be dissolved with no anticipated adverse effect on FPL Group's future operating results. Contracts for the sale of all of the directly-owned and operated cable television systems were recently terminated. All of the developed real estate properties are under contract for sale. FPL Group cannot estimate the likelihood of consummating this sale; however, if completed, this sale and the currently estimated result of disposing of the balance of FPL Group's cable television and real estate assets are not expected to have a significant adverse effect on FPL Group's net income. See Management's Discussion and Notes 5 and 6 for additional information regarding businesses to be discontinued and discontinued operations.

Non-Utility Energy. ESI provides equity capital, loans, transaction management and project structuring for non-utility energy projects. ESI develops and invests in non-utility energy projects and performs various management roles associated with certain projects. To date, ESI has invested in one project that qualifies as an EWG. Substantially all other projects in which it invests are qualifying facilities under PURPA. Energy production from the non-utility energy investments is generally higher during the third quarter due to increased energy demand and resource availability. ESI participates in 27 non-utility energy projects primary through non-controlling ownership interests in joint ventures or leveraged lease investments totalling 1,911 mw. Based on ESI's invested capital at December 31, 1993, the projects are concentrated in California (48%), Virginia (32%) and Pennsylvania (11%). The technologies and fuels used by the projects to produce electricity include wind, geothermal, natural gas, solar, biomass (wood), waste-to-energy and waste coal.

Agriculture. FPL Group Capital's agricultural subsidiary, Turner, owns and operates citrus groves in Florida. Turner's primary product is juice oranges, which are sold to processors for the premium not-from-concentrate, as well as the international frozen-concentrate, orange juice markets. Other products include grapefruit and specialty fruits. Turner's operations are seasonal, with the majority of the citrus harvest taking place between January and April.

As of December 31, 1993, Turner owned or leased approximately 29,000 acres of citrus properties, which included 18,000 planted acres, 4,000 acres of undeveloped land and 7,000 acres of infrastructure, wet lands and reservoirs.

Cable Television. Telesat provides franchised and/or private cable television service in major population centers of Florida, through directly-owned and operated cable television systems. As of December 31, 1993, Telesat directly served approximately 41,000 subscribers. Also, Telesat has ownership positions in four joint ventures throughout Florida, having exchanged subscribers for ownership positions in those entities in prior years.

In 1993, Telesat sold directly-owned systems totalling approximately 14,000 subscribers, or 27% of the year's beginning subscriber count. In addition, Telesat sold or otherwise liquidated its interest in three joint ventures. FPL Group is actively pursuing the sale of the remainder of its directly-owned and operated cable television systems and is liquidating its interests in joint ventures as opportunities arise.

Other. Alandco, Inc. owns commercial, industrial and mixed-use real estate in major population centers of Florida. FPL Group Capital is continuing its efforts to sell or otherwise dispose of its real estate operations. During 1993, Alandco sold a portion of its rental properties. Its remaining developed real estate properties are under contract for sale.

Qualtec Quality Services, Inc. provides consulting and training in total quality management and licensing of its products to companies worldwide.

ESI also holds a diversified portfolio of leveraged leases. At December 31, 1993, the remaining lease terms range from 14 to 22 years.

                    EXECUTIVE OFFICERS OF THE REGISTRANT



     Name          Age                   Position

J. L. Broadhead    58    Chairman of the Board, President and Chief Executive Officer
D. P. Coyle        55    General Counsel and Secretary
K. M. Davis        47    Controller and Chief Accounting Officer
P. J. Evanson      52    Vice President, Finance and Chief Financial Officer
S. E. Frank        52    President and Chief Operating Officer of FPL
J. H. Goldberg     62    President, Nuclear Division of FPL
L. J. Kelleher     46    Vice President, Human Resources
J. T. Petillo      49    Senior Vice President, External Affairs of FPL
D. L. Samil        38    Treasurer
C. O. Woody        55    Senior Vice President, Power Generation of FPL
M. W. Yackira      42    Senior Vice President, Market and Regulatory Services of FPL


The present term of office of the above executive officers extends to the first meeting of the Board of Directors after the next annual election of Directors, which is scheduled to be held on May 9, 1994.

Except as noted below, the individuals named in the table above have been executive officers of FPL Group or its subsidiaries for more than five years.

Mr. Coyle was formerly a partner in the law firm of Steel Hector & Davis.

Mr. Evanson was formerly president and chief operating officer of the Lynch Corporation, a diversified holding company.

Mr. Frank was formerly executive vice president and chief financial officer of TRW Inc., a Cleveland-based diversified, high-technology, multinational company.

Mr. Goldberg was formerly group vice president - nuclear of Houston Lighting & Power Company, an electric utility.

Mr. Yackira was formerly chief planning officer of FPL, vice president of FPL Group, vice president of GTE Florida, a telecommunications company and assistant controller of GTE Service Corp., a telecommunications company.

Item 2.  Properties

FPL Group and its subsidiaries maintain properties which are adequate for their operations. The operating properties of FPL constitute approximately 98% of FPL Group's gross investment in property at December 31, 1993.

Generating Facilities. As of December 31, 1993, FPL had the following generating facilities:


                                                                                        Net Warm
                                                                 No. of                  Weather
               Facility                  Location                Units     Fuel        Capability
                                                                     (mw)

STEAM TURBINES (continuous capability)
      Cape Canaveral                     Cocoa, FL                 2       Oil/Gas        734
      Cutler                             Miami, FL                 2       Gas            207
      Fort Myers                         Fort Myers, FL            2       Oil            504
      Manatee                            Parrish, FL               2       Oil          1,566
      Martin                             Indiantown, FL            2       Oil/Gas      1,566
      Port Everglades                    Port Everglades, FL       4       Oil/Gas      1,142
      Riviera                            Riviera Beach, FL         2       Oil/Gas        544
      St. Johns River Power Park         Jacksonville, FL          2       Coal           250(1)
      St. Lucie                          Hutchinson Island, FL     2       Nuclear      1,553(2)
      Sanford                            Lake Monroe, FL           3       Oil/Gas        861
      Scherer                            Monroe County, GA         1       Coal           416(3)
      Turkey Point                       Florida City, FL          2       Oil/Gas        754
                                                                   2       Nuclear      1,332
COMBINED CYCLE (continuous capability)
      Lauderdale                         Dania, FL                 2       Gas/Oil        782
      Putnam                             Palatka, FL               2       Gas/Oil        478

COMBUSTION TURBINES (peak capability)
      Fort Myers                         Fort Myers, FL           12       Oil            626
      Lauderdale                         Dania, FL                24       Oil/Gas        876
      Port Everglades                    Port Everglades, FL      12       Oil/Gas        438

DIESEL UNITS (peak capability)
      Turkey Point                       Florida City, FL          5       Oil             14
                                                                           Total       14,643

(1)     Represents FPL's 20% ownership of SJRPP Units Nos. 1 and 2, which are jointly owned with the
        JEA.
(2)     Excludes Orlando Utilities Commission's and FMPA's combined share of approximately 15% of
        St. Lucie Unit No. 2.
(3)     Represents FPL's 49% ownership of Scherer Unit No. 4, which is jointly owned with the JEA and Georgia Power Company.  FPL has contracted to purchase an additional 27% undivided ownership interest in Scherer Unit No. 4 in stages through 1995, including 17% (140 mw) in
        June 1994.

Transmission and Distribution. FPL owns and operates 451 substations with a total capacity of 100,054,470 kva. Electric transmission and distribution lines owned and in service as of December 31, 1993 are as follows:


                                                                            Trench
                                                   Overhead Lines       and Submarine
                   Nominal Voltage                   Pole Miles          Cable Miles

500 kv . . . . . . . . . . . . . . . . . . . .           985(1)                 -
230 kv . . . . . . . . . . . . . . . . . . . .         2,176                   31
138 kv . . . . . . . . . . . . . . . . . . . .         1,340                   45
115 kv . . . . . . . . . . . . . . . . . . . .           631                    -
 69 kv . . . . . . . . . . . . . . . . . . . .           167                   15
Less than 69 kv. . . . . . . . . . . . . . . .        38,499               17,351
Total. . . . . . . . . . . . . . . . . . . . .        43,798               17,442


(1)     Includes approximately 80 miles owned jointly with the JEA.

Character of Ownership. Substantially all of FPL's properties are subject to the lien of its mortgage, which secures debt securities issued by FPL. The principal properties of FPL are held by it in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as to substantially impair the usefulness to FPL of such properties. Some of the electric lines are located on land not owned in fee but are covered by necessary consents of governmental authorities or rights obtained from owners of private property.

Item 3.  Legal Proceedings

In October 1988, Union Carbide Corporation, the corporate predecessor of Praxair, Inc. (Praxair), filed suit against FPL and Florida Power Corporation (Florida Power) in the United States District Court for the Middle District of Florida. Praxair requested that Florida Power sell power to its facility located within FPL's service territory, and that FPL transport the power to the facility. Florida Power and FPL denied the request as being inconsistent with Florida law and public policy. The FPSC has issued a declaratory statement that FPL's denial of Praxair's request was proper and ordered FPL not to wheel power under such circumstances. The suit alleges that through a territorial agreement, FPL and Florida Power have conspired to eliminate competition for the sale of electric power to retail customers, thereby unreasonably restraining trade and commerce in violation of federal antitrust laws as contained in Section 1 of the Sherman Antitrust Act (Sherman Act). The suit seeks an award of three times Praxair's alleged damages in an unspecified amount based on alleged higher prices paid for electricity and product sales lost by Praxair. Cross motions for summary judgment were denied. Both parties are appealing the denials.

In November 1988, TEC Cogeneration, Inc., its affiliate Thermo Electron Corporation, RRD Corp. and its affiliate Rolls Royce Inc. filed suit in the United States District Court for the Southern District of Florida against FPL Group and its subsidiaries, FPL and ESI, on behalf of South Florida Cogeneration Associates (SFCA), a joint venture which since 1986 has operated a cogeneration facility for Metropolitan Dade County within FPL's service territory in Miami, Florida. The suit alleges that the defendants have engaged in anti-competitive conduct intended to prevent and defeat competition from cogenerators within FPL's service territory and from SFCA's Metropolitan Dade County facility in particular. It alleges that the defendants' actions constitute monopolization and attempts to monopolize in violation of Section 2 of the Sherman Act; conspiracy in restraint of trade in violation of Section 1 of the Sherman Act; unlawful discrimination in prices, services or facilities in violation of Section 2 of the Clayton Act; and intentional interference with SFCA's contractual relationship with Metropolitan Dade County in violation of Florida law. The suit seeks damages in excess of $100 million, to be trebled under the Sherman and Clayton Acts, as well as compensatory and punitive damages under Florida law, and injunctive relief. A motion for summary judgment by FPL Group, FPL and ESI has been denied.

In November 1989, Johnson Enterprises of Jacksonville, Inc. (Johnson Enterprises) filed suit in the United States District Court for the Middle District of Florida against FPL Group, FPL Group Capital and Telesat, a subsidiary of FPL Group Capital. The suit, which arises out of a cable television facilities installation agreement between Johnson Enterprises and Telesat, alleges breach of contract, fraud and violations of racketeering statutes. The suit seeks compensatory damages in excess of $24 million, treble damages under racketeering activity statutes, punitive damages and attorneys' fees, as well as the revocation of Telesat's corporate charter and cable television franchises.

FPL Group believes that it and its subsidiaries have meritorious defenses to all of the litigation described above and is vigorously defending these suits. Accordingly, the liabilities, if any, arising from this litigation are not anticipated to have a material adverse effect on FPL Group's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                 PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

Common Stock Data. FPL Group's common stock is traded on the New York Stock Exchange.

The high and low sales prices for the common stock of FPL Group as reported in the consolidated transaction reporting system of the New York Stock Exchange for each quarter during the past two years are as follows:


                     Quarter                          1993                     1992
                                               High         Low          High         Low

First. . . . . . . . . . . . . . . . . . .   $ 39 5/8     $ 36 1/8     $     37     $ 32 7/8
Second . . . . . . . . . . . . . . . . . .   $ 38 5/8     $ 36 1/2     $     36     $     32
Third. . . . . . . . . . . . . . . . . . .   $     41     $ 37 5/8     $ 38 3/8     $ 34 7/8
Fourth . . . . . . . . . . . . . . . . . .   $ 40 3/8     $ 35 1/2     $ 37 3/8     $ 34 1/2


Approximate Number of Stockholders. As of the close of business on February 28, 1994, there were 85,688 holders of record of FPL Group's common stock.

Dividends. Quarterly dividends have been paid on common stock of FPL Group during the past two years in the following amounts:


                              Quarter                          1993    1992

First. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $0.61    $0.60
Second . . . . . . . . . . . . . . . . . . . . . . . . . . .   $0.62    $0.61
Third. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $0.62    $0.61
Fourth . . . . . . . . . . . . . . . . . . . . . . . . . . .   $0.62    $0.61


The amount and timing of dividends payable on common stock are within the sole discretion of FPL Group's Board of Directors. The increases in the annual dividend rates shown in the table above should not be viewed as indicating a trend for the future. As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. Given FPL's current financial condition, there are no restrictions in effect that currently limit FPL's ability to pay dividends to FPL Group. See Management's Discussion - Financial Covenants.

Item 6.  Selected Financial Data

Certain amounts included in prior years' selected financial data were reclassified to conform to current year's presentation.

                                                                 Years Ended December 31,
                                             1993            1992          1991              1990               1989
                                                       (Thousands of Dollars, except per share amounts)
SELECTED FINANCIAL DATA:
Total operating revenues                $ 5,316,294     $ 5,193,327    $ 5,249,436       $ 5,086,345          $ 5,032,544
Income from continuing operations       $   428,749(1)  $   466,949    $   376,148(1)    $   298,175(2)       $   393,922
Net income (loss)                       $   428,749(1)  $   466,949    $   240,578(1)(3) $  (391,005)(2)(3)   $   410,416
Earnings (loss) per share of
      common stock:
        Continuing operations           $      2.30(1)  $      2.65    $      2.31(1)    $      2.18(2)       $      2.99
        Net income (loss)               $      2.30(1)  $      2.65    $      1.48(1)(3) $     (2.86)(2)(3)   $      3.12
Dividends paid per share of
      common stock                      $      2.47     $      2.43    $      2.39       $      2.34          $      2.26
Total assets                            $13,078,012     $12,306,305    $11,281,785       $10,802,008          $10,526,529
Long-term debt, excluding
      current maturities                $ 3,748,983     $ 3,960,096    $ 3,668,139       $ 3,852,662          $ 3,449,443
Obligations under capital leases,
      excluding current maturities      $   271,498     $   324,198    $   279,657       $    74,887          $    84,609
Preferred Stock of FPL
      with sinking fund requirements,
      excluding current maturities      $    97,000     $   130,150    $   150,150       $   165,950          $   164,250

SELECTED OPERATING STATISTICS OF FPL:
Energy sales (millions of kwh)               72,455          69,290         68,712            66,763               66,018

Energy sales:
      Residential                              50.2%           49.3%          50.4%             50.2%                48.9%
      Commercial                               39.3            39.0           39.6              39.7                 38.9
      Industrial                                5.4             5.9            5.9               6.1                  6.4
      Interchange power sales                   2.6             2.4            1.6               1.6                  2.1
      Other (4)                                 2.5             3.4            2.5               2.4                  3.7
Total                                         100.0%          100.0%         100.0%            100.0%               100.0%

Approximate 60-minute net
      peak served (mw):
       Summer season                         15,266          14,661         14,123            13,754               13,425
       Winter season(5)                      12,964          13,112         11,868            13,988               12,876

Average number of customer accounts:
      Residential                         2,973,677       2,911,812      2,863,203         2,801,210            2,715,993
      Commercial                            358,377         350,271        343,837           337,134              327,279
      Industrial                             14,853          14,791         15,350            16,659               17,643
      Other                                   3,261           4,376          4,079             3,820                3,531
Total                                     3,350,168       3,281,250      3,226,469         3,158,823            3,064,446

Average price per kwh sold (cents) (6)         7.10            7.25           7.39              7.37                 7.39

(1) Reduced by after-tax effect of cost reduction program or restructuring charge. See Note 4.
(2) Reduced by charges related to the write-down of businesses to be discontinued. See Note 5.
(3) Reduced by charges related to the disposition of Colonial Penn.
    See Note 6.
(4) Includes unbilled sales.
(5) The winter season generally represents November and December of the prior year and January through March of the current year.
(6) Includes unbilled and deferred cost recovery clause revenues.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three periods presented, net income benefitted from increased energy sales, primarily from customer growth, and the effects of cost control measures. Charges associated with a cost reduction program in 1993 and a corporate restructuring in 1991 reduced net income in those years. In addition, 1992 net income was adversely affected by Hurricane Andrew. In the following discussion, all comparisons are with the corresponding items in the prior year.

Operating Income - Approximately 98% of FPL Group's operating revenue is derived from the electric utility operations of FPL. FPL's retail operations are regulated by the FPSC. Energy sales to retail customers, which represent over 96% of total energy sales, increased 4.0%, 0.1% and 3.3% in 1993, 1992 and 1991, respectively. Retail customer growth for those years was 2.1%, 1.7% and 2.1%, respectively. Revenues from base rates, which represented 61%, 57% and 56% of total operating revenues for 1993, 1992 and 1991, respectively, increased for the three years presented due to higher energy sales. Revenues derived from cost recovery clauses (including fuel) and franchise fees comprise substantially all of the remaining portion of operating revenues. These revenues represent a pass-through of costs and do not significantly affect net income.

With increasing competition in the utility industry, FPL is continuing its efforts to reduce its operating and capital costs and avoid filing for rate increases, the traditional response to increased rate base and cost pressures. In connection with these efforts, a major cost reduction program was implemented during 1993, resulting in a $138 million pretax charge. The charge consisted primarily of severance pay and employee retirement benefits related to a workforce reduction of approximately 1,700 positions. Approximately 45% of the charge relates to retirement benefits.
Substantially all of the balance represents severance costs, of which about $60 million remains to be paid in 1994. In addition, substantial reductions were reflected in FPL's 1994-98 capital expenditure forecast, including a $210 million reduction from the previous capital expenditure forecast for 1994. The majority of the reductions in the 1994-97 period reflect a decrease in transmission and distribution expenditures through more efficient use of existing plant and more cost effective designs for new facilities. In 1991, FPL implemented a corporate restructuring that eliminated approximately 1,400 FPL positions and about 900 contractor positions. See Note 4.

Other operations and maintenance expenses reflect cost savings from the 1991 restructuring, partially offset by the effects of an increasing customer base, changes in prices and operating activities, as well as the implementation of two new accounting standards relating to postretirement and postemployment benefits. See Note 3. As a result of FPL's recent cost reduction measures, other operations and maintenance expense is expected to decline in 1994, despite projected sales growth, additional generating units in service and two additional nuclear refueling outages. Higher utility plant balances, reflecting facilities added to meet customer growth, resulted in increased depreciation expense in each of the last three years. FPL filed new depreciation studies with the FPSC in December 1993. Changes in depreciation rates, when adopted, will be retroactive to January 1994 and, together with increases in utility plant, will increase depreciation expense in 1994. In addition, FPL is scheduled to file updated nuclear decommissioning studies with the FPSC in December 1994. Changes, if any, in the accrual for nuclear decommissioning costs will be effective January 1995. See Note 1.

Non-Operating Income and Deductions - Allowance for funds used during construction (AFUDC) increased in 1993 and 1992 due to higher construction activity in the generation area. In future periods AFUDC is expected to decrease because the repowered Lauderdale units were placed in service in the second quarter of 1993, the Martin units are scheduled to be in service by June 1994 and no new generating capacity is under construction.

Despite the obligation to fund growth in electric plant, interest and preferred dividends were relatively flat over the three-year period due to refunding approximately $3.3 billion of debt and preferred stock with lower rate instruments.

The income contribution from other-net increased in 1993 mainly due to improved equity in earnings of partnerships and joint ventures associated with ESI Energy, Inc. (ESI) and its non-utility energy projects. This increase was largely offset by premiums paid to redeem high cost debt of FPL Group Capital Inc (FPL Group Capital). Premiums paid on the redemption of FPL debt are amortized over the remaining life of the respective debt securities, consistent with the ratemaking treatment. See Note 1.

Effective January 1, 1993, the corporate federal income tax rate increased from 34% to 35%. The rate change increased income tax expense by approximately $11 million, including $4 million resulting from the adjustment of the deferred income tax balances of the non-utility subsidiaries.

Pending Accounting Changes - In November 1993, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans." If adopted, SOP 93-6 would significantly change the manner in which FPL Group recognizes compensation expense associated with the matching contributions to its thrift plans. Based on preliminary estimates, adoption of the statement would reduce net income by approximately $20 million but would increase earnings per share by $0.04 in 1994, since shares held by the trust for the thrift plans that have not been allocated to employees would not be considered outstanding for purposes of computing earnings per share. FPL Group is not required to adopt the accounting guidance in this pronouncement and is evaluating whether to adopt it.

Liquidity and Capital Resources

Capital Requirements and Resources - FPL Group's primary capital requirements consist of expenditures under FPL's construction program. FPL's capital expenditures for the period 1994-98, including AFUDC, are expected to be $3.7 billion, including $879 million in 1994. Internally generated funds are expected to fund an increasing percentage of capital expenditures. The balance will be provided primarily through the issuance of FPL long-term debt, preferred stock and commercial paper.

FPL Group Capital and ESI have committed to invest approximately $3.2 million in, and lend approximately $4.2 million to, partnerships and joint ventures entered into through ESI, all of which are expected to be funded in 1994. Additionally, FPL Group Capital and its subsidiaries, primarily ESI, have guaranteed up to approximately $89.2 million of lease obligations, debt service payments and other payments subject to certain contingencies.

Debt maturities and minimum sinking fund requirements will require cash outflows of approximately $809 million through 1998, including $280 million in 1994. See Note 10. Bank lines of credit currently available to FPL Group and its subsidiaries aggregate $950 million.

Financial Covenants - FPL Group's charter does not limit the dividends that may be paid on its common stock; however, FPL's charter and mortgage contain provisions which, under certain conditions, restrict the payment of dividends and other distributions to FPL Group. Given FPL's current financial condition and level of earnings, these restrictions do not currently limit FPL's ability to pay dividends to FPL Group. FPL's charter limits the amount of unsecured debt and FPL's mortgage limits the amount of secured debt FPL can issue. At December 31, 1993, the charter and mortgage provisions would allow issuance of approximately $1.3 billion of additional unsecured debt and $5.5 billion of additional first mortgage bonds, respectively. The amount of additional first mortgage bonds that are permitted to be issued will increase as the amount of unfunded property additions increases. FPL's charter also prohibits the issuance of preferred stock unless the preferred stock coverage ratio, as prescribed, is at least 1.5; for the 12 months ended December 31, 1993 it was 2.24.

FPL Group Capital, under a financial covenant in connection with a bank loan, is required to maintain a minimum level of consolidated net worth. At December 31, 1993, the required level was $100 million and actual consolidated net worth of FPL Group Capital was $333 million.

Item 8. Financial Statements and Supplementary Data


                      INDEPENDENT AUDITORS' REPORT



FPL GROUP, INC.:

We have audited the consolidated financial statements of FPL Group, Inc. and its subsidiaries, listed in the accompanying index as Item 14(a)1 of this Annual Report (Form 10-K) to the Securities and Exchange Commission for the year ended December 31, 1993. Our audits also comprehended the financial statement schedules of FPL Group, Inc. and its subsidiaries, listed in the accompanying index as Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group, Inc. and its subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.

As discussed in Notes 2 and 3 to the consolidated financial statements, FPL Group, Inc. and its subsidiaries changed their method of accounting for income taxes and postretirement benefits other than pensions effective January 1, 1993.





DELOITTE & TOUCHE
Certified Public Accountants

Miami, Florida
February 11, 1994

                     FPL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share amounts)


                                                                             Years Ended December 31,
                                                                    1993               1992           1991

OPERATING REVENUES:
        Utility                                                 $ 5,224,299        $ 5,100,463     $ 5,158,766
        Non-utility                                                  91,995             92,864          90,670
         Total operating revenues                                 5,316,294          5,193,327       5,249,436

OPERATING EXPENSES:
        Utility operations:
         Fuel, purchased power and interchange                    1,758,298          1,829,908       1,932,637
         Other operations and maintenance of utility plant        1,251,284          1,203,474       1,276,244
         Cost reduction program and restructuring charges           138,000                  -          90,008
        Non-utility operations                                       70,256             74,195          69,469
        Depreciation and amortization                               598,389            554,237         518,068
        Taxes other than income taxes                               526,109            497,739         485,962
         Total operating expenses                                 4,342,336          4,159,553       4,372,388

OPERATING INCOME                                                    973,958          1,033,774         877,048

INTEREST EXPENSE AND OTHER (INCOME) DEDUCTIONS:
        Interest and preferred stock dividend requirements          409,760            410,152         411,079
        Allowance for funds used during construction                (66,238)           (57,782)        (34,044)
        Other - net                                                 (48,812)           (46,978)        (47,456)
         Interest expense and other - net                           294,710            305,392         329,579

INCOME FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES                                         679,248            728,382         547,469

INCOME TAXES:
        Current                                                     238,557            147,961         186,008
        Deferred                                                     11,942            113,472         (14,687)
         Total income taxes                                         250,499            261,433         171,321

INCOME FROM CONTINUING OPERATIONS                                   428,749            466,949         376,148

Loss on sale of discontinued operations, net
        of income tax benefits of $28,900                                 -                  -        (135,570)

NET INCOME $                                                        428,749        $   466,949     $   240,578

EARNINGS PER SHARE OF COMMON STOCK:
        Continuing operations                                      $   2.30           $   2.65         $  2.31
        Discontinued operations                                           -                  -         $ (0.83)
        Net income                                                 $   2.30           $   2.65         $  1.48
        Dividends per share of common stock                        $   2.47           $   2.43         $  2.39
        Average number of common shares outstanding                 186,777            176,458         163,101




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    FPL GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                 ASSETS
                         (Thousands of dollars)



                                                                          December 31,
                                                                      1993            1992

PROPERTY, PLANT AND EQUIPMENT:
        Electric utility plant - at original cost, including
         nuclear fuel under capital lease                         $ 14,838,160     $ 13,534,791
        Construction work in progress                                  781,435        1,158,688
        Other property                                                 261,125          278,887
        Less accumulated depreciation and amortization               5,591,265        5,106,066
         Total property, plant and equipment - net                  10,289,455        9,866,300

INVESTMENTS:
        Utility special use funds                                      378,774          318,798
        Investments in partnerships and joint ventures                 368,724          296,593
        Investments in leveraged leases                                155,449          144,398
        Other                                                           82,045           62,952
         Total investments                                             984,992          822,741

CURRENT ASSETS:
        Cash and cash equivalents                                      152,014           78,156
        Marketable securities - at market value (cost of
         $169,607 and $75,441, respectively)                           171,988           75,437
        Receivables:
         Customers, net of allowance for uncollectible
           amounts of $13,946 and $14,990, respectively                444,815          413,574
         Other                                                          59,782          103,011
        Materials, supplies and fossil fuel stock - at average cost    329,599          382,080
        Recoverable storm costs                                         44,945           72,500
        Other                                                           48,214           58,418
         Total current assets                                        1,251,357        1,183,176

DEFERRED DEBITS AND OTHER ASSETS:
        Unamortized debt reacquisition costs of FPL                    302,561          175,320
        Deferred litigation items of FPL                               110,859          110,859
        Other                                                          138,788          147,909
         Total deferred debits and other assets                        552,208          434,088

TOTAL ASSETS                                                      $ 13,078,012     $ 12,306,305



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        FPL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         CAPITALIZATION AND LIABILITIES
                             (Thousands of dollars)



                                                                                December 31,
                                                                             1993          1992

CAPITALIZATION:
        Common shareholders' equity:
         Common Stock, $.01 par value, authorized - 300,000,000 shares;
           outstanding - 190,065,570 shares at December 31, 1993 and
           182,788,320 shares at December 31, 1992                       $     1,901  $     1,828
         Additional paid-in capital                                        3,589,994    3,312,903
         Unearned compensation                                              (321,121)    (336,355)
         Retained earnings                                                   829,833      857,613
           Total common shareholders' equity                               4,100,607    3,835,989

        Preferred stock of FPL:
         Without sinking fund requirements                                   451,250      421,250
         With sinking fund requirements                                       97,000      130,150
        Long-term debt                                                     3,748,983    3,960,096
           Total capitalization                                            8,397,840    8,347,485

CURRENT LIABILITIES:
        Commercial paper                                                     349,600            -
        Current maturities of long-term debt and preferred stock             279,680      164,004
        Accounts payable                                                     323,282      411,369
        Customers' deposits                                                  216,140      215,435
        Interest accrued                                                     109,206      123,735
        Income and other taxes                                                94,880       90,929
        Deferred clause revenues                                             130,786          175
        Other                                                                335,043      172,069
         Total current liabilities                                         1,838,617    1,177,716

DEFERRED CREDITS AND OTHER LIABILITIES:
        Accumulated deferred income taxes                                  1,512,067    1,718,388
        Deferred regulatory credit - income taxes                            216,546            -
        Unamortized investment tax credits                                   323,791      345,438
        Capital lease obligations                                            271,498      324,198
        Other                                                                517,653      393,080
         Total deferred credits and other liabilities                      2,841,555    2,781,104

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES                                     $13,078,012  $12,306,305




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     FPL GROUP,  INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)



                                                                          Years Ended December 31,
                                                                      1993          1992          1991

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                               $   428,749   $   466,949    $   240,578
        Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization                             598,389       554,237        518,068
           Increase (decrease) in deferred income
             taxes and related regulatory credit                      10,225       211,156        (31,414)
           (Increase) decrease in recoverable storm costs             12,184       (57,130)             -
           Deferrals under cost recovery clauses(1)                  138,949      (102,977)       120,772
           Increase (decrease) in accrued interest and taxes         (10,578)        5,948         15,481
           Loss from discontinued operations                               -             -        135,570
           Other                                                      89,058       (90,521)       194,466
             Net cash provided by operating activities             1,266,976       987,662      1,193,521

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures (2)                                  (1,247,661)   (1,390,930)    (1,343,931)
        Sale of Colonial Penn                                              -             -        128,380
        Net cash used by discontinued operations                           -             -        (49,827)
        Receipts from partnerships and leveraged leases               82,462        17,592         11,572
        Other                                                         34,365       (10,013)         1,427
         Net cash used in investing activities                    (1,130,834)   (1,383,351)    (1,252,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of FPL bonds and other long-term debt             2,082,993       874,633        265,246
        Issuance of FPL Group Capital long-term debt                 125,889        25,000              -
        Issuance of preferred stock                                  190,000       125,000              -
        Retirement of long-term debt and preferred stock          (2,648,170)     (699,614)      (360,372)
        Issuance of common stock                                     276,287       422,626        318,341
        Dividends on common stock                                   (461,639)     (430,716)      (392,000)
        Sale of nuclear fuel                                               -             -        235,972
        Increase (decrease) in commercial paper                      349,600             -        (48,814)
        Other                                                         22,756       (13,295)        (3,468)
         Net cash provided (used) by financing activities            (62,284)      303,634         14,905

Net increase (decrease) in cash and cash equivalents                  73,858       (92,055)       (43,953)
Cash and cash equivalents at beginning of year                        78,156       170,211        214,164
Cash and cash equivalents at end of year                         $   152,014   $    78,156    $   170,211

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid for interest (net of amount capitalized)       $   350,845   $   316,826    $   341,668
        Cash paid for income taxes                               $   150,227   $   115,045    $   139,400

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
        Additions to capital lease obligations                   $   57,579    $    152,833   $   274,966


(1) Represents the effect on cash flows from operating activities of the net amounts deferred or recovered under the fuel and purchased power, oil-backout, energy conservation, capacity and environmental cost recovery clauses.
(2)     Excludes allowance for other funds used during construction.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      FPL GROUP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Years Ended December 31, 1993, 1992 and 1991


1.      Summary of Significant Accounting and Reporting Policies

Basis of Presentation - The consolidated financial statements include the accounts of FPL Group, Inc. (FPL Group) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

Regulation - The principal operating company of FPL Group is Florida Power & Light Company (FPL), a utility subject to regulation by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission
(FERC). As a result of such regulation, FPL follows the accounting practices set forth in Statement of Financial Accounting Standard (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records the estimated amount of base revenues for energy delivered to customers but not billed. Such unbilled revenues are included in receivables - customers and amounted to approximately $112 million and $120 million at December 31, 1993 and 1992, respectively.

Revenues include amounts resulting from cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets utilized by these programs, and franchise fees. Such revenues represent a pass-through of costs and include substantially all fuel, purchased power and interchange expenses, conservation-related expenses, revenue taxes and franchise fees. Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net under or over recovery.

Electric Utility Plant, Depreciation and Amortization - The cost of additions to units of utility property is added to electric utility plant. The cost of units of property retired, less net salvage, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of property are charged to operating expenses - other operations and maintenance of utility plant.

Depreciation of utility property is provided primarily on a straight-line average remaining life basis. Depreciation studies are performed at least every four years for substantially all utility property. The weighted annual composite depreciation rate was approximately 3.9%, 3.5% and 3.8% for the years 1993, 1992 and 1991, respectively. These rates exclude decommissioning expense and certain accelerated depreciation under cost recovery clauses.
All depreciation methods and rates are approved by the FPSC.

Nuclear fuel costs, including a charge for spent nuclear fuel disposal, is accrued in fuel expense on a unit of production method.

Substantially all electric utility plant is subject to the lien of the Mortgage and Deed of Trust, as supplemented, securing FPL's first mortgage bonds.

Allowance for Funds Used During Construction (AFUDC) - FPL recognizes AFUDC as a noncash item which represents the allowed cost of capital used to finance a portion of FPL's construction work in progress. AFUDC is capitalized as an additional cost of utility plant and is recorded as an addition to income. The capitalization rate used in computing AFUDC was 8.67% from January 1993 through June 1993, 8.26% from July 1993 through December 1993, 8.61% in 1992 and 8.46% in 1991. FPL allocates total AFUDC between borrowed funds and other funds. The portion of AFUDC attributable to short and long-term borrowed funds amounted to $31 million, $27 million and $17 million for the years ended December 31, 1993, 1992 and 1991, respectively.

Nuclear Decommissioning - FPL accrues nuclear decommissioning costs over the expected service life of each plant. Nuclear decommissioning studies are performed at least every five years for FPL's four nuclear units. A provision for nuclear decommissioning of $38 million for each of the years 1993, 1992 and 1991 is included in depreciation expense. The accumulated provision for nuclear decommissioning totaled $445 million and $390 million at December 31, 1993 and 1992, respectively, and is included in accumulated depreciation.

Amounts equal to decommissioning expense are deposited in either qualified funds on a pretax basis or in a non-qualified fund on a net of tax basis. Fund earnings, net of taxes, are reinvested in the funds. Both fund earnings and the charge resulting from reinvestment of the earnings are included in other income - net. The related income tax effects are included in deferred taxes. The decommissioning reserve funds, the predominant component of the utility special use funds, may be used only for the payment of the cost of decommissioning FPL's nuclear units. Securities held in the funds consist primarily of tax-exempt obligations and are carried at cost. See Note 11.

The most recent decommissioning studies assume prompt dismantlement for the Turkey Point nuclear units commencing in the year 2005 and for St. Lucie Unit No. 2 commencing in 2021. St. Lucie Unit No. 1 will be mothballed in 2016 until St. Lucie Unit No. 2 is ready for dismantlement. FPL's portion of the cost of decommissioning these units, including dismantlement and reclamation, expressed in 1993 dollars, is currently estimated to aggregate $935 million.

Storm and Property Insurance Reserve Fund - The storm and property insurance reserve fund provides coverage toward storm damage costs and possible retrospective premium assessments stemming from a nuclear incident under the various insurance programs covering FPL's nuclear generating plants. The storm and property insurance reserve represents amounts accumulated to date net of expenditures for storm damages. The related income tax effects are included in accumulated deferred income taxes. Securities held in the fund consist primarily of tax-exempt obligations and are carried at cost. In 1992, $21 million of the storm fund was used for storm damage costs associated with Hurricane Andrew. See Note 11.

Investments in Partnerships and Joint Ventures - The majority of investments in partnerships and joint ventures are accounted for under the equity method. The cost method is used when FPL Group has virtually no ability to influence the operating or financial decisions of the investee.

Securities Transactions - Marketable securities are held by a consolidated limited partnership and are accounted for at market value. Partnership assets are managed by an independent investment advisor. Earnings on the investments are included in other - net in the consolidated statements of income.

Included in other current liabilities at December 31, 1993 are approximately $94 million of securities sold, but not yet purchased. These obligations are carried at their market value and create off-balance sheet market risk to the extent that the market value of the underlying securities (U.S. Treasury Notes) subsequently increases.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. The carrying amount of these investments approximates their market value.

Retirement of Long-Term Debt - The excess of FPL's reacquisition cost over the book value of long-term debt is deferred and amortized to expense ratably over the remaining life of the original issue, which is consistent with its treatment in the ratemaking process. FPL Group Capital Inc (FPL Group Capital) expenses this cost in the period incurred.

Rate Matters - Deferred litigation items of FPL at December 31, 1993 and 1992, represent costs approved by the FPSC for recovery over five years commencing with the effective date of new base rates to be established in the next general rate proceeding.

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities. Investment tax credits are used to reduce current federal income taxes and, in the case of FPL, are deferred and amortized to income over the approximate lives of the related property.

2.      Income Taxes

In 1993, FPL Group adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Under the liability method, the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities are reported as deferred taxes measured at current tax rates. At FPL, the principal effect of adopting SFAS No. 109 was the reclassification of the revenue equivalent of deferred taxes in excess of the amount required to be reported as a liability under SFAS No. 109 from accumulated deferred income taxes to a newly-established deferred regulatory credit - income taxes. This amount will be amortized over the estimated lives of the assets or liabilities which resulted in the initial recognition of the deferred tax amount. Adoption of this standard had no effect on results of operations. The net result of amortizing the deferred regulatory credit and the related deferred taxes established under SFAS No. 109 is to yield comparable amounts to those included in the tax provision under accounting rules applicable to prior periods.

The components of income taxes are as follows:


                                                          Years Ended December 31,
                                                        1993       1992       1991
                                                           (Thousands of Dollars)

Federal:
        Current. . . . . . . . . . . . . . . . . . .  $205,233   $124,417    $155,265
        Deferred:
         Loss on reacquired debt . . . . . . . . . .    41,606     10,117         691
         Cost reduction program/restructuring. . . .   (28,995)       191      (7,909)
         Depreciation and related items. . . . . . .    36,213    105,048     141,866
         Cost recovery clauses . . . . . . . . . . .   (45,873)    33,334     (39,045)
         Nuclear decommissioning reserve . . . . . .    (2,016)    (1,959)    (12,459)
         Alternative minimum tax credits . . . . . .    44,647    (31,302)    (32,168)
         Other . . . . . . . . . . . . . . . . . . .   (17,375)     4,464     (30,744)
        Deferred investment tax credits. . . . . . .      (503)    (2,817)       (634)
        Amortization of investment tax credits . . .   (21,491)   (20,715)    (37,373)
           Total federal . . . . . . . . . . . . . .   211,446    220,778     137,490
State:
        Current. . . . . . . . . . . . . . . . . . .    33,324     23,544      30,743
        Deferred:
         Loss on reacquired debt . . . . . . . . . .     6,992      1,358         209
         Cost reduction program/restructuring. . . .    (4,810)        33      (1,354)
         Depreciation and related items. . . . . . .     5,968     10,600      18,641
         Cost recovery clauses . . . . . . . . . . .    (7,645)     5,706      (6,684)
         Alternative minimum tax credits . . . . . .    12,385          -           -
         Other . . . . . . . . . . . . . . . . . . .    (7,161)      (586)     (7,724)
           Total state . . . . . . . . . . . . . . .    39,053     40,655      33,831
Total income taxes . . . . . . . . . . . . . . . . .  $250,499   $261,433    $171,321

A reconciliation between income tax expense and the expected income tax expense at the applicable statutory rates is as follows:


                                                             Years Ended December 31,
                                                          1993        1992        1991
                                                              (Thousands of Dollars)

Computed at statutory federal income tax rate. . . .    $237,737    $247,650    $186,139
Increases (reductions) resulting from:
        State income taxes - net of federal
         income tax benefit. . . . . . . . . . . . .      24,530      26,832      22,328
        Amortization of investment tax credits . . .     (21,491)    (20,714)    (45,624)
        Preferred dividend requirements of FPL . . .      14,932      14,926      14,027
        Other - net. . . . . . . . . . . . . . . . .      (5,209)     (7,261)     (5,549)
Total income taxes . . . . . . . . . . . . . . . . .    $250,499    $261,433    $171,321


The income tax effects of discontinued operations in 1991 differ from the effects computed at statutory rates primarily due to FPL Group's assessment of loss disallowance rules and limitations on the ability to utilize capital loss benefits. FPL Group plans to challenge the loss disallowance rules. Based on the uncertainties associated with the ultimate outcome of this challenge and recognition of offsetting capital gains, a valuation allowance was recorded to fully offset the effect of establishing a deferred tax asset of approximately $170 million under SFAS No. 109 for the tax benefits of the capital loss carryforward.

The income tax effects of temporary differences giving rise to FPL Group's consolidated deferred income tax assets and liabilities after adoption of SFAS No. 109 are as follows:


                                                         December 31, 1993   January 1, 1993
                                                                 (Thousands of Dollars)

Deferred tax liabilities:
       Property related. . . . . . . . . . . . . . . . .     $1,677,926        $1,644,200
       Leveraged leases. . . . . . . . . . . . . . . . .        167,467           159,300
       Partnerships and joint ventures . . . . . . . . .        166,376           153,800
       Unamortized debt reacquisition costs. . . . . . .        116,556            65,900
       Other . . . . . . . . . . . . . . . . . . . . . .         75,666            57,400
         Total deferred tax liabilities. . . . . . . . .      2,203,991         2,080,600
Deferred tax assets and valuation allowance:
       Asset writedowns and capital loss carryforward. .        236,865           216,100
       Unamortized investment tax credits. . . . . . . .        124,913           130,000
       Deferred regulatory credit - income taxes . . . .         83,524           110,100
       Storm and decommissioning reserves. . . . . . . .        133,754           119,100
       Alternative minimum tax credits . . . . . . . . .        106,422            88,300
       Other . . . . . . . . . . . . . . . . . . . . . .        193,534           177,400
       Valuation allowance . . . . . . . . . . . . . . .       (187,088)         (182,900)
         Net deferred tax assets . . . . . . . . . . . .        691,924           658,100
Accumulated deferred income taxes. . . . . . . . . . . .     $1,512,067        $1,422,500


3.     Employee Retirement Benefits

Pension Benefits - Substantially all employees of FPL Group and its subsidiaries are covered by a noncontributory defined benefit pension plan. Plan benefits are generally based on employees' years of service and compensation during the last years of employment. Participants are vested after five years of service. Plan assets consist primarily of bonds, common stocks and short-term investments.

For 1993, 1992 and 1991 the components of pension cost, a portion of which has been capitalized, are as follows:


                                                                               Years  Ended December 31,
                                                                           1993         1992          1991
                                                                                 (Thousands of Dollars)

Benefits earned during the year. . . . . . . . . . . . . . . . . . .    $  36,105     $ 39,624     $  37,153
Interest cost on projected benefit obligation. . . . . . . . . . . .       78,797       62,518        60,753
Actual return on plan assets . . . . . . . . . . . . . . . . . . . .     (236,565)     (76,755)     (253,447)
Net amortization and deferral. . . . . . . . . . . . . . . . . . . .      106,894      (30,592)      150,149
Negative pension cost. . . . . . . . . . . . . . . . . . . . . . . .      (14,769)      (5,205)       (5,392)
Effect of cost reduction program (see Note 4). . . . . . . . . . . .       34,463            -             -
FPL regulatory adjustment. . . . . . . . . . . . . . . . . . . . . .            -        5,221         5,722
Pension cost recognized in the Consolidated Statements of Income . .    $  19,694     $     16     $     330


Prior to 1993, an adjustment was made to reflect in the results of operations FPL's pension cost calculated under the actuarial cost method used for utility ratemaking purposes. In 1993, FPL adopted consistent pension measurements for ratemaking and financial reporting. The accumulated regulatory adjustment is being amortized to income over five years. At December 31, 1993 and 1992, the cumulative amount of this regulatory adjustment included in other liabilities was approximately $16 million and $20 million, respectively.

During 1992, the method used for valuing plan assets in the calculation of pension cost was changed from fair value to a calculated market-related value. The new method was adopted to reduce the volatility in annual pension expense that results from short-term fluctuations in the securities markets. The cumulative effect of the change was to reduce prepaid pension costs and the related accumulated regulatory adjustment by approximately $37 million, with no effect on earnings.

During 1993, the effect of a prior plan amendment that changed the manner in which benefits accrue was recognized and included as part of prior service cost to be amortized over the remaining service life of the employees.

FPL Group funds the pension cost calculated under the entry age normal level percentage of pay actuarial cost method, provided that this amount satisfies the Employee Retirement Income Security Act minimum funding standards and is not greater than the maximum tax deductible amount for the year. No contributions to the plan were required for 1993, 1992 or 1991.

A reconciliation of the funded status of the plan to the amounts recognized in the Consolidated Balance Sheets is presented below:


                                                                              December 31,
                                                                         1993              1992
                                                                         (Thousands of Dollars)

Fair market value of plan assets . . . . . . . . . . . . . . . . .  $ 1,662,051        $1,549,294
Actuarial present value of benefits for services rendered to date:
   Accumulated benefits based on salaries to date, including
      vested benefits of  $689.2 million and $870.6 million for
      1993 and 1992, respectively. . . . . . . . . . . . . . . . .      740,959           883,487
   Additional benefits based on estimated future salary levels . .      325,582           235,908
Projected benefit obligation . . . . . . . . . . . . . . . . . . .    1,066,541         1,119,395
Plan assets in excess of projected benefit obligation. . . . . . .      595,510           429,899
Prior service costs not recognized in net periodic pension cost. .      212,908            79,584
Unrecognized net asset at January 1, 1986, being amortized
   primarily over 19 years - net of accumulated amortization . . .     (256,914)         (280,270)
Unrecognized net gain. . . . . . . . . . . . . . . . . . . . . . .     (548,741)         (206,755)(1)
Prepaid pension cost . . . . . . . . . . . . . . . . . . . . . . .  $     2,763        $   22,458

(1) Includes $37 million effect of changing to calculated market-related method of valuing plan assets.

As of December 31, 1993 and 1992, the weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% and 6.0%, respectively. The assumed rate of increase in future compensation levels at those respective dates was 5.5% and 6.0%. The expected long-term rate of return on plan assets used in determining pension cost was 7.75% for 1993 and 7.0% for 1992 and 1991.

Other Postretirement Benefits - FPL Group and its subsidiaries have defined benefit postretirement plans for health care and life insurance benefits that cover substantially all employees. Eligibility for health care benefits is based upon age plus years of service at retirement. The plans are contributory, and contain cost-sharing features such as deductibles and coinsurance. FPL Group has capped company contributions for postretirement health care at a defined level which, depending on actual claims experience, may be reached by the year 2000. Generally, life insurance benefits for retirees are capped at $50,000. FPL Group's policy is to fund postretirement benefits in amounts determined at the discretion of management. Benefit payments in 1993 and 1992 totaled $13 million and $12 million, respectively, and were paid out of existing plan assets.

In 1993, FPL Group adopted SFAS No. 106, "Employers' Accounting for
Postretirement Benefits Other than Pensions."   For the year ended December
31, 1993, the components of net periodic postretirement benefit cost, a portion of which has been capitalized, are as follows:


                                                                                          Year Ended
                                                                                       December 31,1993
                                                                                    (Thousands of Dollars)

Service cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $5,233
Interest cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,633
Return on plan assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,130)
Amortization of transition obligation. . . . . . . . . . . . . . . . . . . . . . .         4,064
Net periodic postretirement benefit cost . . . . . . . . . . . . . . . . . . . . .        15,800
Effect of cost reduction program (see Note 4). . . . . . . . . . . . . . . . . . .        29,008
Postretirement benefit cost recognized in the Consolidated Statement of Income . .    $   44,808

A reconciliation of the funded status of the plan to the amounts recognized in the Consolidated Balance Sheets is presented below:


                                                                            December 31, 1993
                                                                          (Thousands of Dollars)

Plan assets at fair value, primarily listed stocks and bonds . . . . . . . .      $109,372
Accumulated postretirement benefit obligation:
       Retirees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,788
       Fully eligible active plan participants . . . . . . . . . . . . . . .        68,823
       Other active plan participants. . . . . . . . . . . . . . . . . . . .       177,419
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       253,030
Accumulated postretirement benefit obligation in excess of plan assets . . .      (143,658)
Unrecognized net transition obligation (amortized over 20 years) . . . . . .        66,217
Unrecognized net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .        32,633
Accrued postretirement benefit cost. . . . . . . . . . . . . . . . . . . . .      $ 44,808


The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for 1993 is 10.5% for retirees under age 65 and 6.5% for retirees over age 65. These rates are assumed to decrease gradually to 6.0% by the year 2000, which is when it is anticipated that benefit costs will reach the defined level at which company contributions will be capped. The cap on FPL Group's contributions mitigates the potential significant increase in costs resulting from an increase in the health care cost trend rate. Increasing the assumed health care cost trend rate by one percentage point would increase the plan's accumulated postretirement benefit obligation as of December 31, 1993 by $8 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost of the plan for 1993 by approximately $1 million.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 1993. The expected long-term rate of return on plan assets was 7.75% at December 31, 1993.

Postemployment Benefits - In 1993, FPL Group adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires a change from recognizing expenses when paid to recording the benefits as the liability is incurred. Implementation of this pronouncement did not have a material effect on FPL Group's results of operations.

4.     Cost Reduction Program and Restructuring Charge

In 1993, FPL implemented a major cost reduction program, which resulted in a $138 million charge and reduced net income by approximately $85 million. The program consisted primarily of a Voluntary Retirement Plan (VRP) and a Special Severance Plan (SSP). The VRP was offered to all employees who were at least 54 years of age and had at least 10 years of service. The plan, among other things, added five years to age and service for the determination of plan benefits to be received by eligible employees. Approximately 700 employees, or 75% of those eligible, elected to retire under this program. The impact on pension cost resulting from the two programs as determined under the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," was approximately $34 million. The impact on postretirement benefits as determined under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" was approximately $29 million. These amounts are included as part of the total charge of $138 million. See
Note 3.

In 1991, FPL recorded a $90 million restructuring charge in connection with a company-wide restructuring which reduced net income by $56 million. The charge included severance pay for departing employees, as well as relocation and facility modification expenditures.

5.     Businesses to be Discontinued

In 1990, FPL Group decided to sell or otherwise dispose of the real estate, cable television, environmental remediation and utility-related services businesses. In 1991, the environmental remediation and utility-related services businesses were sold with no significant impact on net income. During 1993, FPL Group sold or otherwise liquidated certain cable television and real estate assets, including cable television operating systems, interests in three cable television joint ventures and real estate rental properties. FPL Group's remaining developed real estate properties are under contract for sale. This pending sale, if closed, and the currently estimated result of disposing of the balance of FPL Group's cable television and real estate assets are not expected to have a significant adverse effect on net income.

6.     Discontinued Operations

In 1991, Colonial Penn Group, Inc. (Colonial Penn) was sold, resulting in a $135 million after-tax loss. The sale did not include Bay Loan and Investment Bank (Bay Loan), a former Colonial Penn subsidiary, which is winding down its operations and will be dissolved. The principal business of Bay Loan was investing in loans secured by real estate using funds provided from the issuance of insured certificates of deposit. Bay Loan ceased investing in new loans in 1990 and is in the process of effecting an orderly liquidation. The date when such liquidation will be completed cannot be predicted with certainty because it is dependent on the timing of loan prepayments and asset sales. FPL Group has no legal obligation and has no intention to contribute additional equity to Bay Loan. The investment in Bay Loan was written off in 1990; the orderly liquidation of its operations is not expected to have an adverse effect on FPL Group's future operating results.

Colonial Penn and Bay Loan have been accounted for as discontinued operations. Operating revenues of Bay Loan were $16.3 million and $21.4 million for 1993 and 1992, respectively. Combined operating revenues of Colonial Penn (through date of closing) and Bay Loan were $714.1 million for 1991. Bay Loan reported operating income of $5.1 million in 1993 and operating losses of $5.9 million and $8.5 million in 1992 and 1991, respectively. The losses incurred subsequent to the measurement date (date on which Bay Loan was initially classified as discontinued operations) had no effect on FPL Group's results of operations as such losses had been provided for in the loss on disposal of discontinued operations in 1991.

The remaining assets of Bay Loan consist primarily of loans secured by real estate and real estate owned as a result of foreclosures. Most of Bay Loan's loan customers and the real estate securing their loans are located in the northeast United States. The remaining liabilities of Bay Loan consist primarily of FDIC-insured certificates of deposit, which will be settled with funds generated from loan repayments and the sale of Bay Loan assets. Total assets and liabilities of Bay Loan at December 31, 1993 were $149.3 million and $129.7 million, respectively. Total assets and liabilities of Bay Loan at December 31, 1992 were $194.9 million and $180.4 million, respectively. The carrying amounts of assets and liabilities at December 31, 1993 and 1992, approximate the estimated fair values of the financial instruments of Bay Loan.

7.     Leases

In 1991, FPL expanded its nuclear fuel lease program to include all four of its nuclear units. In connection with this expansion, FPL sold to a non-affiliated lessor and leased back approximately $220 million of nuclear fuel held in reactors of these units, as well as nuclear fuel in various stages of enrichment. The fuel was sold at book value. Nuclear fuel payments, which are based on energy production and are charged to fuel expense, were $122 million, $120 million and $81 million for the years ended December 31, 1993, 1992 and 1991, respectively. Included in these payments was an interest component of $11 million, $13 million and $9 million in 1993, 1992 and 1991, respectively. Under certain circumstances of lease termination, FPL is required to purchase all nuclear fuel in whatever form at a purchase price designed to allow the lessor to recover its net investment cost in the fuel, which totaled $226 million at December 31, 1993. For ratemaking purposes, the leases encompassed within this lease arrangement are classified as operating leases. For financial reporting purposes, the capital lease obligation is recorded at the amount due in the event of lease termination.

In 1992, FPL entered into a noncancelable capital lease arrangement for an office building whose net book value at December 31, 1993 and 1992 was approximately $46 million and $48 million, respectively. The present value of future minimum lease payments at December 31, 1993 totaled $49 million. Future minimum annual lease payments under this lease arrangement, which expires in 2016, are estimated to be $4 million.

Excluding these leases, the amount of assets and capitalized lease obligations for other capital leases is not material.

FPL Group, through its subsidiaries, leases automotive, computer, office and other equipment through rental agreements with various terms and expiration dates. Rental expense totaled $33 million, $55 million and $51 million for 1993, 1992 and 1991, respectively. Minimum annual rental commitments for noncancelable operating leases are $22 million for 1994, $19 million for 1995, $13 million for 1996, $7 million for 1997, $6 million for 1998 and $15 million thereafter.

8.     Jointly-Owned Electric Utility Plant

FPL owns approximately 85% of the St. Lucie Nuclear Unit No. 2, 20% of the St. Johns River Power Park (SJRPP) units and coal terminal and a 49% undivided interest in Scherer Unit No. 4. FPL expects to purchase an additional 27% undivided ownership interest in Scherer Unit No. 4 in two stages through 1995. At December 31, 1993, FPL's investment in St. Lucie Unit No. 2 was $768 million, net of accumulated depreciation of $397 million; the investment in the SJRPP units and coal terminal was $221 million, net of accumulated depreciation of $110 million; the investment in Scherer Unit
No. 4 was $296 million, net of accumulated depreciation of $54 million.

FPL is responsible for its share of the operating costs, as well as providing its own financing. At December 31, 1993, there was no significant balance of construction work in progress on these facilities.

9.     Common Shareholders' Equity

The changes in common shareholders' equity accounts are as follows:


                                              Common Stock
                                                      Aggregate      Additional       Unearned     Retained
                                           Shares     Par Value    Paid-in Capital  Compensation   Earnings
                                                                   (In thousands)

Balances, December 31, 1990                161,065    $1,610       $2,566,844       $(360,000)     $ 952,707
Net income                                       -         -                -               -        240,578
Issuances of common stock                    9,691        98          318,905               -              -
Dividends on common stock                        -         -                -               -       (392,000)
Earned compensation and tax benefits
       on ESOP dividends                         -         -                -          13,785         10,956
Other                                            -         -              364               -              -
Balances, December 31, 1991                170,756     1,708        2,886,113        (346,215)       812,241
Net income                                       -         -                -               -        466,949
Issuances of common stock                   12,032       120          429,482          (5,683)             -
Dividends on common stock                        -         -                -               -       (430,716)
Earned compensation and tax benefits
       on ESOP dividends                         -         -                -          15,543          9,139
Other                                            -         -           (2,692)              -              -
Balances, December 31, 1992                182,788     1,828        3,312,903        (336,355)       857,613
Net income                                       -         -                -               -        428,749
Issuances of common stock                    7,277        73          278,123               -              -
Dividends on common stock                        -         -                -               -       (461,639)
Earned compensation and tax benefits
       on ESOP dividends                         -         -                -          15,234          5,110
Other                                            -         -           (1,032)              -              -
Balances, December 31, 1993                190,065    $1,901       $3,589,994       $(321,121)      $829,833


Common Stock Dividend Restrictions - FPL Group's Charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. FPL's charter and mortgage contain provisions that, under certain conditions, restrict the payment of dividends and other distributions to FPL Group. Given FPL's current financial condition and level of earnings, these restrictions do not currently limit FPL's ability to pay dividends to FPL Group.

Employee Stock Ownership Plan - The employee thrift plans of FPL Group and FPL include a leveraged Employee Stock Ownership Plan feature. Shares of common stock held by the Trust for the Thrift Plans (Trust) are used to provide all or a portion of the employers' matching contributions. In 1990, the Trust borrowed the funds from FPL Group Capital, at an interest rate of 9.69% to purchase the shares and is repaying the loan with dividends received on the shares along with cash contributions from the employers. Reducing stockholders' equity at December 31, 1993 is approximately $317 million of unearned compensation related to unallocated shares of common stock held by the Trust. The unallocated shares are considered outstanding for purposes of computing earnings per share. Dividends paid aggregated approximately $30 million in all years.

In November 1993, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans." If adopted,
SOP 93-6 would significantly change the manner in which FPL Group recognizes compensation expense associated with the matching contributions to its thrift plans. Based on preliminary estimates, adoption of the standard would reduce net income by approximately $20 million but would increase earnings per share by $0.04 in 1994, since shares held by the Trust which have not yet been allocated to employees would not be considered outstanding for purposes of computing earnings per share. FPL Group is not required to adopt the accounting guidance in this pronouncement and is evaluating whether or not to adopt it.

Long-Term Incentive Plan - FPL Group has a long-term incentive plan under which an aggregate of 4 million shares may be awarded to officers and key employees of FPL Group and its subsidiaries. At December 31, 1993, 3,304,739 shares were available for future awards. Total compensation charged against earnings under the incentive plan, and the effect on earnings per share, were not material in any year. The changes in share awards under the incentive plan are as follows:


                                                                         Non-qualified
                                           Performance     Restricted        Option
                                             Shares          Stock           Shares

Balances, December 31, 1990                 178,418         13,900        365,651
Granted                                     196,729        110,344              -
Exercised at $29 3/8 - $37 1/4                    -              -       (153,625)
Paid                                        (45,158)             -              -
Forfeited                                   (57,008)             -        (52,229)
Balances, December 31, 1991                 272,981        124,244        159,797
Granted                                     106,516         60,950              -
Exercised at $30 7/8 - $35 3/4                    -              -        (71,814)
Paid/released                               (65,061)        (6,898)             -
Forfeited                                   (22,991)        (1,000)        (2,577)
Balances, December 31, 1992                 291,445        177,296         85,406
Granted                                      89,827              -              -
Exercised at $36 1/4 - $40 7/8                    -              -        (35,045)
Paid/released                               (87,169)        (6,903)             -
Forfeited                                   (14,044)        (4,070)          (285)
Balances, December 31, 1993                 280,059(1)     166,323(2)      50,076(3)


(1) Payment of performance shares is based on the market price of FPL Group's common stock when the related performance goal is achieved.
(2) Shares of restricted stock were issued at market value at the date of the grant.
(3) All outstanding options are exercisable at $30 7/8.

Stock appreciation rights in an equivalent amount have been granted in conjunction with the options referred to above. No awards of incentive stock options have been granted as of December 31, 1993.

Other - FPL Group has reserved 17 million shares of common stock for issuance under the Dividend Reinvestment and Common Share Purchase Plan and Employee Benefit Plans. At December 31, 1993, 9 million of the shares reserved for these plans had been issued. Each share of common stock has been granted a Preferred Share Purchase Right, which is exercisable in the event of certain attempted business combinations. The Rights will cause substantial dilution to a person or group attempting to acquire FPL Group on terms not approved by the FPL Group Board of Directors.

10.     Preferred Stock and Long-Term Debt

Preferred Stock (1)(2)

                                                                    December 31, 1993
                                                                    Shares     Redemption             December 31,
                                                                 Outstanding      Price           1993         1992
                                                                                (Thousands of Dollars)
Preferred stock of FPL without sinking fund requirements:
       Cumulative, No Par Value, authorized 10,000,000
       shares at December 31, 1993 and December 31, 1992
         $2.00 No Par Value, Series A (Involuntary Liquidation
           Value $25 Per Share)                                  5,000,000     $ 27.00          $125,000      $125,000
       Cumulative, $100 Par Value, authorized 15,822,500
         shares at December 31, 1993 and 17,842,000 shares
         at December 31, 1992
           4 1/2% Series                                           100,000      101.00            10,000        10,000
           4 1/2% Series A                                          50,000      101.00             5,000         5,000
           4 1/2% Series B                                          50,000      101.00             5,000         5,000
           4 1/2% Series C                                          62,500      103.00             6,250         6,250
           4.32% Series D                                           50,000      103.50             5,000         5,000
           4.35% Series E                                           50,000      102.00             5,000         5,000
           7.28% Series F                                          600,000      102.93            60,000        60,000
           7.40% Series G                                          400,000      102.53            40,000        40,000
           8.70% Series K                                                -           -                 -        75,000
           8.84% Series L                                                -           -                 -        50,000
           8.50% Series P                                                -           -                 -        35,000
           6.98% Series S                                          750,000           -(3)         75,000             -
           7.05% Series T                                          500,000           -(3)         50,000             -
           6.75% Series U                                          650,000           -(3)         65,000             -
Total preferred stock of FPL without sinking fund requirements   8,262,500                      $451,250      $421,250
Preferred stock of FPL with sinking fund requirements(4):
           10.08% Series J                                               -           -                 -      $  3,746
           8.70% Series M                                                -           -                 -        30,200
           11.32% Series O                                               -           -                 -         6,500
           6.84% Series Q (5)                                      485,000     $104.10           $48,500        48,500
           8.625% Series R (6)                                     500,000      108.63            50,000        50,000
         Total preferred stock with sinking fund requirements      985,000                        98,500       138,946
         Less current maturities                                    15,000                         1,500         8,796
Preferred stock with sinking fund requirements,
       excluding current maturities                                970,000                      $ 97,000      $130,150


(1) FPL Group's charter authorizes the issuance of 100 million shares of serial preferred stock, $.01 par value. None of these shares are outstanding.
(2) FPL's charter authorizes the issuance of 5 million shares of subordinated preferred stock, no par value. No shares of subordinated preferred stock are outstanding. In 1993, FPL issued 1,900,000 shares of $100 par value preferred stock. In 1992, FPL issued 5,000,000 shares of $2.00 No Par Value, Series A, preferred stock. There were no issuances of preferred stock in 1991.
(3) Not redeemable prior to 2003.
(4) Minimum annual sinking fund requirements on preferred stock are approximately $2 million for each of the years 1994 and 1995 and $4 million for each of the years 1996, 1997 and 1998. In the event that FPL should be in arrears on its sinking fund obligations, FPL may not pay dividends on common stock.
(5) Entitled to a sinking fund to retire a minimum of 15,000 shares and a maximum of 30,000 shares annually from 1994 through 2026 at $100 per share plus accrued dividends. FPL redeemed and retired 15,000 shares in 1992, satisfying the 1993 minimum annual sinking fund requirement.
(6) Entitled to a sinking fund to retire a minimum of 25,000 shares and a maximum of 50,000 shares annually from 1996 through 2015 at $100 per share plus accrued dividends.

Long-Term Debt (1)(2)

                                                                              December 31,
                                                                          1993          1992
                                                                        (Thousands of Dollars)

Florida Power & Light Company
      First Mortgage Bonds:
        Maturing through 2000 - 4 5/8% to 9 5/8%                      $  460,697    $  500,000
        Maturing 2001 through 2015 - 6 5/8% to 9 1/8%                    700,000       725,000
        Maturing 2016 through 2026 - 7% to 10 1/4%                     1,126,223     1,425,000
      Medium-Term Notes:
          Maturing through 2000 - 4.85% to 9.5%                          280,300        30,000
          Maturing 2001 through 2015 - 5.79% to 9.4%                     155,725        90,000
          Maturing 2016 through 2022 - 8% to 9.45%                       148,700       193,700
        Pollution Control and Industrial Development Series:
          Maturing 2008 through 2027 - 6.10% to 11 3/8%                  412,565(3)    456,705
      Pollution Control, Solid Waste Disposal and Industrial
        Development Revenue Bonds:
          Maturing 2021 through 2027 - variable, 2.6%
            to 3.9% year-end interest rate                               200,315        77,625
      Installment Purchase and Security Contracts:
        Maturing 2004 through 2007 - 5.40% to 6.15%                       22,990        89,030
        Promissory Notes - 5% due 1993                                         -         1,750
        Unamortized discount - net                                       (44,450)      (32,656)
        Total long-term debt of FPL                                    3,463,065     3,556,154
        Less current maturities                                                -       151,750
        Long-term debt of FPL, excluding current maturities            3,463,065     3,404,404
FPL Group Capital Inc
      Debentures:
        Maturing 1997 - 6 1/2%                                           150,000       150,000
        Maturing 2013 - 7 5/8%                                           125,000             -
        Maturing 2017 - 8 7/8% and 10 1/8%                               150,000       250,000
      Bank loans - 3.7% to 4.2% in 1993 and 4.0% to 4.2%
        in 1992 due December 1994                                        125,000       125,000
      Other long-term debt - 7.0% to 9.9% due various dates to 2013       16,399        35,288
      Unamortized discount                                                (2,302)       (1,138)
      Total long-term debt of FPL Group Capital                          564,097       559,150
      Less current maturities                                            278,179         3,458
      Long-term debt of FPL Group Capital,
        excluding current maturities                                     285,918       555,692
      Total long-term debt                                            $3,748,983    $3,960,096


(1) Minimum annual maturities and sinking fund requirements of long-term debt are approximately $278 million for 1994, $82 million for 1995, $101 million for 1996, $151 million for 1997 and $181 million for 1998.
(2) Available lines of credit aggregated approximately $950 million at December 31, 1993, all of which were based on firm commitments.
(3) Excludes approximately $46 million principal amount of bonds removed from the balance sheet in December 1993 as a result of an in-substance defeasance. Such bonds were redeemed in January 1994 with funds previously placed in an irrevocable trust.

11.   Fair Value of Financial Instruments

The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.


                                                            December 31,
                                                1993                           1992
                                    Carrying       Estimated         Carrying      Estimated
                                     Amount       Fair Value(1)        Amount     Fair Value(1)
                                                        (Thousands of Dollars)

Utility special use funds          $   378,774    $   403,841        $  318,798   $  331,877
Marketable securities              $   171,988    $   171,988        $   75,437   $   75,437
Other investment securities        $    82,045    $    82,045        $   62,952   $   62,952
Preferred stock with
  sinking fund requirements (2)    $    98,500    $   104,463        $  138,946   $  144,148
Long-term debt (2)                 $ 4,027,162    $ 4,200,802        $4,115,304   $4,285,080


(1)     Based on quoted market prices for these or similar issues.
(2)     Includes current maturities.

12.     Commitments and Contingencies

Capital Commitments - FPL has made certain commitments in connection with its projected capital expenditures. These expenditures, for the construction or acquisition of additional facilities and equipment to meet customer demand, are estimated to be $3.7 billion, including AFUDC, for the years 1994 through 1998.

FPL Group Capital and ESI Energy, Inc. (ESI), have committed to invest $3 million in, and lend approximately $4 million to, partnerships and joint ventures entered into through ESI, all of which are expected to be funded in 1994. Additionally, FPL Group Capital and its subsidiaries, primarily ESI, have guaranteed up to approximately $89 million of lease obligations, debt service payments and other payments subject to certain contingencies.

FPL Group, through a consolidated limited partnership, has entered into forward commitments at December 31, 1993 to purchase $100 million of mortgage-backed securities on various dates through February 1994 at specified prices. The market value of these securities totaled $100 million at December 31, 1993. Additionally, the partnership had entered into forward commitments to sell short $87 million of U.S. Treasury Notes on various dates in January 1994 at specified prices. At December 31, 1993, the market value of those securities totaled $89 million.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of the insurance available from private sources and under an industry retrospective payment plan. In accordance with this Act, FPL maintains $200 million of private liability insurance, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $317 million per incident at any nuclear utility reactor in the United States, payable at a rate not to exceed $40 million per incident per year.

FPL participates in insurance pools and other arrangements that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident.
In the event of an accident at one of FPL's or another participating insured's nuclear plant, FPL could be assessed up to $58 million in retrospective premiums, and in the event of a subsequent accident at such nuclear plants during the policy period, the maximum assessment is $72 million under the programs in effect at December 31, 1993. This contingent liability would be partially offset by a portion of FPL's storm and property insurance reserve (storm fund), which totaled $82 million at that date.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL Group's and FPL's financial condition.

In 1993, FPL replaced its transmission and distribution (T&D) property insurance coverage with a self-insurance program due to the high cost and limited coverage available from third-party insurers. Costs incurred under the self-insurance program will be charged against FPL's storm fund. Recovery of any losses in excess of the storm fund from ratepayers will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has take-or-pay contracts with the Jacksonville Electric Authority (JEA) for 374 megawatts (mw) through 2023 and with the subsidiaries of the Southern Company to purchase 1,406 mw of power through May 1994, and declining amounts thereafter through mid-2010. FPL also has various firm pay-for-performance contracts to purchase 1,031 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. These contracts provide for capacity and energy payments. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract obligations. Energy payments are based on the actual power taken under these contracts.

The required capacity payments through 1998 under these contracts are estimated to be as follows:


                                         1994    1995   1996    1997   1998
                                                       (In Millions)
JEA. . . . . . . . . . . . . . . . . .   $ 80    $ 80   $ 80    $ 80   $ 80
Southern Company . . . . . . . . . . .    200     150    140     140    140
Qualifying Facilities. . . . . . . . .    140     160    310     340    350


FPL's capacity and energy charges under these contracts for 1993, 1992 and 1991 were as follows:


                                    1993 Charges           1992 Charges           1991 Charges
                                 Capacity  Energy(3)    Capacity  Energy(3)   Capacity  Energy(3)
                                                           (In Millions)

JEA. . . . . . . . . . . . . .   $ 85(1)   $ 51         $ 85(1)   $ 48        $ 82(4)   $ 53
Southern Company . . . . . . .    268(2)    183          377(2)    283         389(2)    311
Qualifying Facilities. . . . .     60(2)    40            44(2)     40           5(2)     36


(1) Recovered through base rates and the capacity cost recovery clause (capacity clause).
(2)     Recovered through the capacity clause.
(3)     Recovered through the fuel and purchased power cost recovery clause.
(4)     Recoverable through base rates.

FPL has take-or-pay contracts for the supply and transportation of natural gas under which it is required to make payments estimated to be $280 million for 1994, $380 million for 1995 and $390 million for each of the years 1996, 1997 and 1998. Total payments made under these contracts were $270 million, $269 million and $221 million for 1993, 1992 and 1991, respectively.

Litigation - Union Carbide Corporation sued FPL and Florida Power Corporation alleging that, through a territorial agreement approved by the FPSC, they conspired to eliminate competition in violation of federal antitrust laws. Praxair, Inc., an entity that was formerly a unit of Union Carbide, has been substituted as the plaintiff. The suit seeks treble damages of an unspecified amount based on alleged higher prices paid for electricity and product sales lost. Cross motions for summary judgement were denied. Both parties are appealing the denials.

A suit brought by the partners in a cogeneration project located in Dade County, Florida, alleges that FPL Group, FPL and ESI have engaged in anti-competitive conduct intended to eliminate competition from cogenerators generally, and from their facility in particular, in violation of federal antitrust laws and have wrongfully interfered with the cogeneration project's contractual relationship with Metropolitan Dade County. The suit seeks damages in excess of $100 million, before trebling under antitrust law, plus other unspecified compensatory and punitive damages. A motion for summary judgment by FPL Group, FPL and ESI has been denied.

A former cable installation contractor for Telesat Cablevision, Inc. (an indirect subsidiary of FPL Group) has sued FPL Group, FPL Group Capital and Telesat for breach of contract, fraud and violation of racketeering statutes. The suit seeks compensatory damages in excess of $24 million, treble damages under racketeering activity statutes, punitive damages and attorneys' fees, as well as the revocation of Telesat's corporate charter and cable television franchises.

FPL Group believes that it and its subsidiaries have meritorious defenses to all of the litigation described above and is vigorously defending these suits. Accordingly, the liabilities, if any, arising from this litigation are not anticipated to have a material adverse effect on FPL Group's financial statements.

13.     Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information for 1993 and 1992 is as follows:


                                        March 31 (1)          June 30 (1)     September 30 (1)      ecember 31 (1)
                                                          (In thousands, except per share amounts)

              1993
Operating revenues                    $      1,132,376    $      1,349,866    $     1,602,685      $      1,231,367
Operating income                      $        205,925    $        235,606    $       294,853(2)   $        237,574
Net income                            $         91,950    $        110,546    $       140,522(2)   $         85,731
Earnings per share of common stock    $           0.50    $           0.60    $          0.75(2)   $           0.45
Dividends per share of common stock   $           0.61    $           0.62    $          0.62      $           0.62
High-low trading prices               $39 5/8 - 36 1/8    $38 5/8 - 36 1/2    $   41 - 37 5/8      $40 3/8 - 35 1/2

              1992
Operating revenues                    $      1,093,369    $      1,261,982    $      1,569,153     $      1,268,823
Operating income                      $        193,470    $        237,263    $        381,816     $        221,225
Net income                            $         74,405    $        103,491    $        187,773     $        101,280
Earnings per share of common stock    $           0.43    $           0.60    $           1.05     $           0.56
Dividends per share of common stock   $           0.60    $           0.61    $           0.61     $           0.61
High-low trading prices               $    37 - 32 7/8    $        36 - 32    $38 3/8 - 34 7/8     $37 3/8 - 34 1/2


(1) In the opinion of FPL Group, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of such amounts for such periods, have been made. Results of operations for an interim period may not give a true indication of results for the calendar year.
(2) Charge resulting from cost reduction program reduced operating income by $138 million, net income by $85 million and earnings per share by $0.45.
    See Note 4.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

                               PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by this Item will be included in FPL Group's Definitive Proxy Statement which will be filed with the SEC in connection with the 1994 Annual Meeting of Shareholders (FPL Group's Proxy Statement) and is incorporated herein by reference, or is included in Part I under Executive Officers of the Registrant.

Item 11.   Executive Compensation

The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference, provided that the Compensation Committee Report and Performance Graphs which are contained in FPL Group's Proxy Statement shall not be deemed to be incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference.

                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  1.   Financial Statements                                   Page(s)

             Independent Auditors' Report                              15
             Consolidated Statements of Income for the Years
                Ended December 31, 1993, 1992 and 1991                 16
             Consolidated Balance Sheets at December 31, 1993 and 1992 17-18 Consolidated Statements of Cash Flows for the
                Years Ended December 31, 1993, 1992 and 1991           19
             Notes to Consolidated Financial Statements for the
                Years Ended December 31, 1993, 1992 and 1991           20-35

           2.   Financial Statement Schedules(1)

             Schedule V    Property, Plant and Equipment               39-40
             Schedule VI   Accumulated Depreciation, Depletion and
                            Amortization of Property, Plant and
                            Equipment                                  41-42
             Schedule IX   Short-Term Borrowings                       43
             Schedule X Supplementary Income Statement Information     44

             (1) All other schedules are omitted as not applicable or
                 not required.

           3.   Exhibits including those Incorporated by Reference

             Exhibit
             Number                                Description

            *3(i) Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through December 17, 1990 (filed as Exhibit 4(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

            3(ii)       Bylaws of FPL Group dated November 15, 1993

            *4(a) Rights Agreement, dated as of June 16, 1986, between FPL Group, Inc. and the First
                        National Bank of Boston (filed as Exhibit
                        4(e) to Post-Effective Amendment No. 5 to
                        Form S-8, File No. 33-18669)

            *4(b) Mortgage and Deed of Trust dated as of January 1, 1944, and Ninety-four Supplements thereto between FPL and Bankers Trust Company and The Florida National Bank of Jacksonville (now First Union National Bank of Florida), Trustees (as of September 2, 1992, the sole trustee is Bankers Trust Company) (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990;
                        Exhibit 7(a), File No. 2-9217; Exhibit
                        4(a)-5, File No. 2-10093; Exhibit 4(c), File
                        No. 2-11491; Exhibit 4(b)-1, File No.
                        2-12900; Exhibit 4(b)-1, File No.  2-13255;
                        Exhibit  4(b)-1, File No. 2-13705; Exhibit
                        4(b)-1, File No.  2-13925; Exhibit 4(b)-1,
                        File No. 2-15088; Exhibit 4(b)-1, File No.
                        2-15677; Exhibit 4(b)-1, File No. 2-20501;
                        Exhibit 4(b)-1, File No. 2-22104; Exhibit
                        2(c), File No. 2-23142; Exhibit 2(c), File
                        No. 2-24195; Exhibit 4(b)-1, File No.
                        2-25677; Exhibit 2(c), File No. 2-27612;
                        Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679;
                        Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File
                        No. 2-44234; Exhibit 2(c), File No. 2-46502;
                        Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826;
                        Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524;
                        Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542;
                        Exhibit 4(b), File No. 2-73799; Exhibits
                        4(c), 4(d) and 4(e), File No. 2-75762;
                        Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076); and Exhibit 4(b) to
                        Form 10-K dated March 21, 1994, File
                        No. 1-3545).

           *10(a) Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 99(b) to Post-Effective Amendment No. 5 to Form
                        S-8, File No. 33-18669)

           *10(b) Benefit Restoration Plan of FPL Group and affiliates, as amended and restated (filed as Exhibit 99(c) to Post-Effective Amendment
                        No. 5 to Form S-8, File No. 33-18669)

           *10(c) FPL Group Amended and Restated Supplemental Executive Retirement Plan for J. L. Broadhead (filed as Exhibit 99(d) to Post-Effective
                        Amendment No. 5 to Form S-8, File
                        No. 33-18669)

           *10(d)       Employment Agreement between FPL Group and D.
                        P. Coyle dated June 12, 1989 (filed as
                        Exhibit 99(e) to Post-Effective Amendment
                        No. 5 to Form S-8, File No. 33-18669)

           *10(e)       Employment Agreement between FPL and Stephen
                        E. Frank dated July 31, 1990 (filed as
                        Exhibit 99(f) to Post-Effective Amendment
                        No. 5 to Form S-8, File No. 33-18669)

           *10(f)       Employment Agreement between FPL and Jerome
                        H. Goldberg dated August 9, 1989 (filed as
                        Exhibit 99(g) to Post-Effective Amendment
                        No. 5 to Form S-8, File No. 33-18669)

           *10(g) FPL Group Long-Term Incentive Plan of 1985, as amended (filed as Exhibit 99(h) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

           *10(h) Director and Executive Compensation Deferral Plan of FPL, as amended (filed as Exhibit
                        99(i) to Post-Effective Amendment No. 5 to
                        Form S-8, File No. 33-18669)

           *10(i) Employment Agreement between FPL Group and James L. Broadhead dated February 13, 1989 (filed as Exhibit 99(j) to Post-Effective
                        Amendment No. 5 to Form S-8, File
                        No. 33-18669)

            10(j) Employment Agreement between FPL Group and James L. Broadhead dated as of December 13, 1993

               21       Subsidiaries of the Registrant

               23       Independent Auditors' Consent

* Incorporated herein by reference

        (b) Reports on Form 8-K

          (1) A Current Report on Form 8-K dated October 22, 1993 was filed October 22, 1993 reporting one event under Item 5. Other Events.

                                                                     SCHEDULE V

                     FPL GROUP, INC. AND SUBSIDIARIES
                      PROPERTY, PLANT AND EQUIPMENT



          Column A                         Column B      Column C     Column D       Column E        Column F
                                          Balance at                                   Other        Balance at
                                           Beginning     Additions    Retire-        Changes -        End of
       Classification                       of Year      at Cost(1)   ments(2)      Add (Deduct)       Year
                                                                  (Thousands of Dollars)
Year Ended December 31, 1993

Electric utility plant, at original cost:
      Electric plant:
       Production plant:
        Steam                             $ 2,400,151    $  391,623   $(50,295)     $ (22,598)      $2,718,881
        Nuclear                             3,365,244        40,407    (19,016)          (192)       3,386,443
        Other                                 338,611       483,230     (5,603)        23,081          839,319
          Total production plant            6,104,006       915,260    (74,914)           291        6,944,643
       Transmission plant                   1,674,423       146,108    (15,052)          (288)       1,805,191
       Distribution plant                   4,504,269       295,925    (48,856)         1,770        4,753,108
       General plant                          858,532        87,024    (34,462)           636          911,730
       Intangible plant                        46,265        87,143          -            (56)         133,352
          Total electric plant in service  13,187,495     1,531,460   (173,284)         2,353       14,548,024
       Held for future use                     69,493        (3,115)         -         (2,366)          64,012
       Nuclear fuel                           277,803        57,589          -       (109,268)         226,124
          Total electric utility plant     13,534,791     1,585,934    173,284)      (109,281)      14,838,160
      Construction work in progress         1,158,688      (377,253)         -              -          781,435
      Other property                          278,887        18,377    (11,617)       (24,522)         261,125
Total                                     $14,972,366    $1,227,058  $(184,901)     $(133,803)     $15,880,720

Year Ended December 31, 1992

Electric utility plant, at original cost:
      Electric Plant:
       Production plant:
        Steam                             $ 2,344,399    $   83,322  $ (27,136)     $    (434)     $ 2,400,151
        Nuclear                             3,355,766        52,916    (43,438)             -        3,365,244
        Other                                 305,601        45,741    (12,743)            12          338,611
          Total production plant            6,005,766       181,979    (83,317)          (422)       6,104,006
       Transmission plant                   1,605,823        75,226     (5,899)          (727)       1,674,423
       Distribution plant                   4,227,135       324,065    (48,640)         1,709        4,504,269
       General plant                          695,311       186,984    (26,043)         2,280          858,532
       Intangible plant                        31,657        14,134          -            474           46,265
          Total electric plant in service  12,565,692       782,388   (163,899)         3,314       13,187,495
       Held for future use                     73,385         1,156          -         (5,048)          69,493
       Nuclear fuel                           279,740       105,716          -       (107,653)         277,803
          Total electric utility plant     12,918,817       889,260   (163,899)      (109,387)      13,534,791
      Construction work in progress           597,401       561,287          -              -        1,158,688
      Other property                          255,035        48,390    (19,947)        (4,591)         278,887
Total                                     $13,771,253    $1,498,937  $(183,846)     $(113,978)     $14,972,366

                                                                     SCHEDULE V

                       FPL GROUP, INC. AND SUBSIDIARIES
                   PROPERTY, PLANT AND EQUIPMENT (Concluded)



          Column A                         Column B      Column C     Column D       Column E        Column F
                                          Balance at                                   Other        Balance at
                                           Beginning     Additions    Retire-        Changes -        End of
       Classification                       of Year      at Cost(1)   ments(2)      Add (Deduct)       Year
                                                                  (Thousands of Dollars)
Year Ended December 31, 1991

Electric utility plant, at original cost:
      Electric plant:
       Production plant:
        Steam                             $ 2,142,443    $  239,997   $ (32,927)    $  (5,114)     $ 2,344,399
        Nuclear                             3,075,336       302,241     (21,500)         (311)       3,355,766
        Other                                 300,356         7,422      (2,176)           (1)         305,601
          Total production plant            5,518,135       549,660     (56,603)       (5,426)       6,005,766
       Transmission plant                   1,546,047        63,291      (4,137)          622        1,605,823
       Distribution plant                   3,898,288       351,414     (25,508)        2,941        4,227,135
       General plant                          655,587        72,695     (32,695)         (276)          695,311
       Intangible plant                        18,190        13,467           -             -            31,657
          Total electric plant in service  11,636,247     1,050,527    (118,943)       (2,139)       12,565,692
       Held for future use                     59,801        12,611           -           973            73,385
       Nuclear fuel                           488,128        53,497    (108,607)     (153,278)          279,740
          Total electric utility plant     12,184,176     1,116,635    (227,550)     (154,444)       12,918,817
      Construction work in progress           476,279       121,122           -             -           597,401
      Other property                          243,185        20,295      (3,945)       (4,500)          255,035
Total                                     $12,903,640    $1,258,052   $(231,495)    $(158,944)      $13,771,253

(1)   Substantially all additions are originally charged to construction work in progress and transferred to electric utility plant accounts upon completion.  Additions at cost give effect to such transfers.
(2)   The installed cost of individual units of plant retired is not always available.
      Plant accounts are credited for such retirements on the basis of estimates when the original cost is not available.  Nuclear fuel materials sold are reflected as retirements.

                                                                    SCHEDULE VI

                   FPL GROUP, INC. AND SUBSIDIARIES
        ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                   OF PROPERTY, PLANT AND EQUIPMENT


           Column A                    Column B            Column C           Column D     Column E     Column F
                                                    Additions Charged to
                                                     Costs and Expenses
                                       Balance at                Clearing               Other Changes    Balance
                                       Beginning    Deprecia-     & Other      Retire-       Add         at End
          Description                   of Year        tion      Accounts(1)    ments      (Deduct)      of Year
                                                                   (Thousands of Dollars)

Year ended December 31, 1993
Accumulated depreciation of electric utility plant(2)(3):
       Production plant:
        Steam                          $1,022,517   $116,950    $   197        $ (50,295)   $  20,394     $1,109,763
        Nuclear                         1,350,309    187,057          -          (19,016)       4,597      1,522,947
        Other                             207,163     21,039        397           (5,603)       3,506        226,502
          Total production plant        2,579,989    325,046        594          (74,914)      28,497      2,859,212
       Transmission plant                 771,076     33,366          -          (15,052)       2,608        791,998
       Distribution plant               1,449,155    173,752          -          (48,857)       1,087      1,575,137
       General plant                      239,479     56,339     13,490          (34,462)       3,821        278,667
       Intangible plant                    18,542     15,113        537                -        1,958         36,150
          Total electric utility plant  5,058,241    603,616     14,621         (173,285)      37,971      5,541,164
Accumulated depreciation of other
      property                             47,825     11,432          -           (5,574)      (3,582)        50,101
Total                                  $5,106,066   $615,048    $14,621        $(178,859)    $ 34,389     $5,591,265


Year ended December 31, 1992
Accumulated depreciation of electric utility plant(2)(3):
       Production plant:
        Steam                          $  962,585   $107,625    $    31        $(41,211)     $ (6,513)  $1,022,517
        Nuclear                         1,205,123    190,124          -         (44,933)           (5)   1,350,309
        Other                             204,853      9,287          -         (13,327)        6,350      207,163
          Total production plant        2,372,561    307,036         31         (99,471)         (168)   2,579,989
       Transmission plant                 744,931     31,283          -          (4,880)         (258)     771,076
       Distribution plant               1,335,068    161,466          -         (47,248)         (131)   1,449,155
       General plant                      188,899     49,864     12,790         (12,513)          439      239,479
       Intangible plant                     9,866      7,620        938               -           118       18,542
          Total electric utility plant  4,651,325    557,269     13,759        (164,112)            -    5,058,241
Accumulated depreciation of other
      property                             39,078     11,136          -          (3,920)        1,531       47,825
Total                                  $4,690,403   $568,405    $13,759       $(168,032)     $  1,531   $5,106,066

                                                                    SCHEDULE VI

                      FPL GROUP, INC. AND SUBSIDIARIES
            ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                 OF PROPERTY, PLANT AND EQUIPMENT (Concluded)

           Column A                    Column B            Column C           Column D     Column E     Column F
                                                    Additions Charged to
                                                     Costs and Expenses
                                       Balance at                Clearing               Other Changes    Balance
                                       Beginning    Deprecia-     & Other      Retire-       Add         at End
          Description                   of Year        tion      Accounts(1)    ments      (Deduct)      of Year
                                                                   (Thousands of Dollars)
Year ended December 31, 1991
Accumulated depreciation of electric utility plant(2)(3):
       Production plant:
        Steam                          $  883,237   $103,629     $       -     $ (44,417)   $20,136       $  962,585
        Nuclear                         1,050,026    178,789             -       (23,602)       (90)       1,205,123
        Other                             208,739      8,586             -        (2,951)    (9,521)         204,853
          Total production plant        2,142,002    291,004             -       (70,970)    10,525        2,372,561
        Transmission plant                718,325     29,484             -        (2,821)       (57)         744,931
        Distribution plant              1,223,635    144,119             -       (33,108)       422        1,335,068
        General plant                     157,507     50,189        11,959       (30,776)        20          188,899
        Intangible plant                    4,328      5,537             -             -          1            9,866
          Total electric plant          4,245,797    520,333        11,959      (137,675)    10,911        4,651,325
Accumulated amortization of nuclear
      fuel assemblies                     205,787          -      (168,554)      (37,233)         -                -
          Total electric utility plant  4,451,584    520,333      (156,595)     (174,908)    10,911        4,651,325
Accumulated depreciation of other
      property                             30,152      9,936             -          (899)      (111)          39,078
Total                                  $4,481,736   $530,269     $(156,595)    $(175,807)   $10,800       $4,690,403


(1) Depreciation of transportation equipment is charged to various accounts based on the use of such equipment. Amortization of nuclear fuel assemblies is charged to fuel, purchased power and interchange expense.
(2) This reserve is maintained for all depreciable property. The amount in the retirements column is net of removal costs and salvage.
(3) Includes fossil decommissioning reserves of $102 million, $92 million and $83 million at December 31, 1993, 1992 and 1991, respectively.

                                     SCHEDULE IX

        FPL GROUP, INC. AND SUBSIDIARIES
             SHORT-TERM BORROWINGS



           Column A                 Column B     Column C      Column D     Column E          Column F
                                                               Maximum       Average          Weighted
                                                  Weighted      Amount        Amount           Average
                                     Balance      Average    Outstanding   Outstanding      Interest Rate
     Category of Aggregate           at End       Interest    During the    During the        During the
     Short-Term Borrowings           of Year        Rate        Year (1)      Year (2)         Year (3)
                                                         (Thousands of Dollars)

Year ended December 31, 1993

      Commercial paper               $  349,600   3.4%        $  374,600    $164,331         3.2%

Year ended December 31, 1992

      Commercial paper                        -     -         $   19,100    $  7,096         3.7%

Year ended December 31, 1991

      Lines of credit                         -     -         $   36,500    $ 16,898         5.9%
      Commercial paper                        -     -         $   51,301    $ 19,042         7.0%



(1)    Represents the maximum amount outstanding at any month end.
(2) Computed by dividing the sum of the daily ending balances by the number of days in the year.
(3) Computation is based upon the principal amounts weighted by the number of days outstanding.

                                                                    SCHEDULE X

                  FPL GROUP, INC. AND SUBSIDIARIES
             SUPPLEMENTARY INCOME STATEMENT INFORMATION (1)



           Column A                                              Column B
                                                           Years Ended December 31,
                                                     1993           1992            1991
                                                            (Thousands of Dollars)

Maintenance expense                               $ 346,736      $ 358,375     $  405,017

Taxes other than income taxes:
      Federal and state payroll                   $  55,815      $  54,272     $   53,836
      Real and personal property                    150,952        140,394        126,574
      State gross receipts                          127,086        113,725        106,545
      Franchise charges                             202,258        194,421        204,880
      Miscellaneous                                  29,209         46,765         32,277
Total                                             $ 565,320      $ 549,577     $  524,112

Charged to:
      Operating expenses                          $ 526,109      $ 497,739     $  485,962
      Utility plant and other accounts               39,211         51,838         38,150
Total                                             $ 565,320      $ 549,577     $  524,112


(1) Other information required by Article 5, Schedule X - Supplementary Income Statement Information is shown in the Consolidated Financial Statements or notes thereto, or is not presented as such amounts are less than 1% of total revenues.

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 21, 1994                               FPL Group, Inc.



                                           By  JAMES L. BROADHEAD
                                               James L. Broadhead
                                               (Chairman of the Board,
                                               President and Chief
                                               Executive Officer, Principal
                                               Executive Officer and Director)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            Signature                         Title                 Date




         PAUL J. EVANSON              Principal Financial Officer
         Paul J. Evanson
    (Vice President, Finance
  and Chief Financial Officer)



        K. MICHAEL DAVIS              Principal Accounting Officer
        K. Michael Davis
      (Controller and Chief
       Accounting Officer)

                                                               March 21, 1994


        H. JESSE ARNELLE
        H. Jesse Arnelle


       ROBERT M. BEALL, II            Directors
       Robert M. Beall, II


         DAVID BLUMBERG
         David Blumberg

              Signature                Title                  Date



J. HYATT BROWN
J. Hyatt Brown


MARSHALL M. CRISER
Marshall M. Criser


JEAN MCARTHUR DAVIS
Jean McArthur Davis


BEVERLY F. DOLAN
Beverly F. Dolan
                               Directors                March 21, 1994

WILLARD D. DOVER
Willard D. Dover


ALFONSO FANJUL
Alfonso Fanjul


STEPHEN E. FRANK
Stephen E. Frank


DREW LEWIS
Drew Lewis


FREDERIC V. MALEK
Frederic V. Malek


PAUL R. TREGURTHA
Paul R. Tregurtha