Form 10-Q
period 1994-03-31
FPL GROUP INC
filed 1994-05-11
CIK 753308

FORM 10-Q



UNITED STATES SECURITIES AND EXCHANGE COMMISSION

           Washington, D. C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1994


                     OR


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


        Commission file number 1-8841


               FPL GROUP, INC.
(Exact name of registrant as specified in its charter)


                 Florida                           59-2449419
      (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)             Identification No.)


           700 Universe Boulevard
          Juno Beach, Florida 33408
  (Address of principal executive offices)
                 (Zip Code)

               (407) 694-3509
(Registrant's telephone number, including area code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X        No


    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common Stock, $.01 Par Value, outstanding at April 30, 1994:
190,542,739 shares

       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      FPL GROUP, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited)



                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    1994             1993
                                                                                 (In thousands, except per
                                                                                       share amounts)
OPERATING REVENUES:
  Utility ....................................................................   $1,155,789      $1,103,536
  Non-utility ................................................................       23,111          28,840
    Total operating revenues .................................................    1,178,900       1,132,376

OPERATING EXPENSES:
  Utility operations:
    Fuel, purchased power and interchange ....................................      364,814         375,541
    Other operations and maintenance..........................................      269,752         262,386
  Non-utility operations .....................................................       20,231          24,454
  Depreciation and amortization ..............................................      166,995         142,732
  Taxes other than income taxes ..............................................      121,863         121,338
    Total operating expenses .................................................      943,655         926,451

OPERATING INCOME .............................................................      235,245         205,925

OTHER INCOME (DEDUCTIONS):
  Interest expense ...........................................................      (81,963)        (94,259)
  Allowance for funds used during construction ...............................       10,850          21,335
  Preferred stock dividend requirements of Florida Power & Light Company......       (9,930)        (11,277)
  Other - net ................................................................       (2,771)         12,118
    Total other deductions - net .............................................      (83,814)        (72,083)

INCOME BEFORE INCOME TAXES ...................................................      151,431         133,842

INCOME TAXES .................................................................       56,992          41,892

NET INCOME ...................................................................   $   94,439      $   91,950

Average number of common shares outstanding ..................................      179,327         183,779
Earnings per share of common stock ...........................................   $     0.53      $     0.50
Dividends per share of common stock ............................... ..........   $     0.62      $     0.61













This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL Group, Inc.'s (FPL Group) 1993 Annual Report on Form 10-K (Form 10-K).

      FPL GROUP, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,
                                                                                   1994         December 31,
                                                                                (Unaudited)         1993
                                                                                   (Thousands of Dollars)
ASSETS
  PROPERTY, PLANT AND EQUIPMENT:
    Electric utility plant - at original cost,
      including nuclear fuel under capital lease ...........................    $15,231,509     $ 14,838,160
    Construction work in progress ..........................................        480,701          781,435
    Other ..................................................................        240,840          261,125
    Less accumulated depreciation and amortization .........................      5,760,442        5,591,265
      Total property, plant and equipment - net ............................     10,192,608       10,289,455

  INVESTMENTS ..............................................................      1,057,016          984,992

  CURRENT ASSETS:
    Cash and cash equivalents ..............................................         88,930          152,014
    Marketable securities - at market value (cost
      of $84,532 and $169,607, respectively) ...............................         82,947          171,988
    Receivables - net ......................................................        511,440          504,597
    Materials, supplies and fossil fuel stock - at average cost ............        311,168          329,599
    Other ..................................................................         87,027           93,159
      Total current assets .................................................      1,081,512        1,251,357

  OTHER ASSETS AND DEFERRED DEBITS:
    Unamortized debt reacquisition costs of FPL ............................        299,066          302,561
    Deferred litigation items of FPL .......................................        110,859          110,859
    Other ..................................................................        130,910          138,788
      Total other assets and deferred debits ...............................        540,835          552,208

TOTAL ASSETS ...............................................................    $12,871,971     $ 13,078,012


CAPITALIZATION AND LIABILITIES
  CAPITALIZATION:
    Common stock ...........................................................    $     1,905     $      1,901
    Other shareholders' equity .............................................      4,106,041        4,098,706
    Preferred stock of Florida Power & Light Company:
      Without sinking fund requirements ....................................        451,250          451,250
      With sinking fund requirements .......................................         95,500           97,000
    Long-term debt .........................................................      3,869,766        3,748,983
      Total capitalization .................................................      8,524,462        8,397,840

  CURRENT LIABILITIES:
    Commercial paper .......................................................        140,082          349,600
    Current maturities of long-term debt and preferred stock ...............        217,157          279,680
    Accounts payable .......................................................        250,172          323,282
    Customers' deposits ....................................................        220,897          216,140
    Accrued interest and taxes .............................................        228,102          204,086
    Other ..................................................................        402,101          465,829
      Total current liabilities ............................................      1,458,511        1,838,617

  OTHER LIABILITIES AND DEFERRED CREDITS
    Accumulated deferred income taxes ......................................      1,569,474        1,512,067
    Deferred regulatory credit - income taxes...............................        209,124          216,546
    Unamortized investment tax credits .....................................        318,565          323,791
    Capital lease obligations ..............................................        248,365          271,498
    Other ..................................................................        543,470          517,653
      Total other liabilities and deferred credits .........................      2,888,998        2,841,555

  COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .......................................    $12,871,971     $ 13,078,012

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL Group's 1993 Form 10-K.

      FPL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    1994             1993
                                                                                   (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................................    $   94,439       $  91,950
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .........................................       166,995         142,732
      Increase in deferred income taxes and related regulatory credit .......        49,985          51,787
      Deferrals under cost recovery clauses (1) .............................        16,094           1,201
      Other - net ...........................................................        13,684         (50,136)
    Net cash provided by operating activities ...............................       341,197         237,534

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (2) ..................................................      (145,257)       (257,542)
  Other - net ...............................................................        30,362          10,237
    Net cash used in investing activities ...................................      (114,895)       (247,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of bonds and other long-term debt ................................        86,350         669,095
  Issuance of preferred stock of Florida Power & Light Company ..............             -          75,000
  Issuance of common stock ..................................................        16,689          78,626
  Decrease in commercial paper ..............................................       (49,518)              -
  Retirement of long-term debt and preferred stock ..........................      (198,880)       (560,182)
  Dividends on common stock .................................................      (111,125)       (112,442)
  Refinancing proceeds placed in trust ......................................       (46,479)              -
  Other - net................................................................        13,577          (9,136)
    Net cash (used in) provided by financing activities .....................      (289,386)        140,961

Net (decrease) increase in cash and cash equivalents ........................       (63,084)        131,190

Cash and cash equivalents at beginning of period ............................       152,014          78,156

Cash and cash equivalents at end of period ..................................    $   88,930       $ 209,346

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amount capitalized) ........................    $   90,803       $  98,207
  Cash paid for income taxes ................................................    $    4,800       $   1,777

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ....................................    $    4,775       $  10,532

(1)  Represents the effect on cash flows from operating activities of the net amounts deferred or recovered under the fuel and purchased power,  oil-backout, energy conservation, capacity and environmental cost recovery clauses.
(2)  Capital expenditures exclude allowance for equity funds used during construction.




This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL Group's 1993 Form 10-K.

      FPL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with FPL Group's 1993 Form 10-K and, in the opinion of FPL Group, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994, the results of operations for the three months ended March 31, 1994 and 1993 and the cash flows for the three months ended March 31, 1994 and 1993 have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Employee Stock Ownership Plan (ESOP)

Substantially all employees of FPL Group and its subsidiaries are covered by employee thrift plans with matching contribution provisions which are satisfied for the most part through a leveraged ESOP. The ESOP was established in 1990 when the Trust for the Thrift Plans (Trust) borrowed $360 million from FPL Group Capital Inc (FPL Group Capital) to purchase approximately 12 million shares of FPL Group common stock. Dividends paid on the shares held by the Trust, along with employer contributions, are used to repay the loan.

In 1994, FPL Group adopted AICPA Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Under the new accounting rules, shares held by the Trust but not yet allocated to employee accounts are no longer considered outstanding for earnings per share purposes. Accordingly, unallocated shares have been and will continue to be excluded from average shares outstanding for 1994. At
March 31, 1994, approximately 11 million shares were unallocated. In accordance with SOP 93-6 guidelines, prior period financial statements were not restated. Additionally, compensation expense is now measured at the fair market value of shares allocated to employee accounts during the period. Interest expense is included in FPL Group's consolidated financial statements, and interest income on the ESOP loan is eliminated in consolidation. Dividends on shares held by the Trust are shown as a reduction of debt or accrued interest payable, as applicable. The net effect of adopting SOP 93-6 was to reduce net income for the quarter by approximately $5 million and increase earnings per share by $0.01.

Unearned compensation included as a reduction of shareholders' equity at March 31, 1994 was $311 million, representing 11 million unallocated shares at the original issue price of $29 per share. The fair value of the unearned compensation account using the closing price of FPL Group stock as reported on the Consolidated Tape for New York Stock Exchange listed companies as of March 31, 1994 was $356 million.

2.  Capitalization

Preferred Stock - The 1994 sinking fund requirements for the 6.84% Preferred Stock, Series Q, $100 Par Value were met by redeeming and retiring, in April 1994, 30,000 shares. There are no sinking fund requirements for the remainder of 1994.

Long-Term Debt - In January 1994, FPL Group Capital redeemed $150 million of its 8 7/8% Debentures using proceeds from an advance from FPL Group and internally generated funds. In March 1994, Florida Power & Light Company (FPL) sold a total of $86.35 million principal amount of Pollution Control Revenue Refunding Bonds, maturing in September 2024, at variable interest rates ranging from 2.10% to 2.75%. The proceeds were or will be used to redeem and retire in March and May 1994 a total of approximately $86.35 million principal amount of Pollution Control Revenue Bonds, maturing in 2007 through 2019 at interest rates ranging from 5.90% to 11 3/8%.

At March 31, 1994, $160 million of commercial paper has been included in long-term debt pursuant to financing agreements which allow FPL to refinance these amounts for periods extending beyond March 31, 1995.

3.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be $3.7 billion, including allowance for funds used during construction (AFUDC), for the years 1994 through 1998.

FPL Group Capital has committed to invest approximately $9 million in, and lend approximately $2 million to, partnerships and joint ventures entered into through ESI Energy, Inc. (ESI), all of which are expected to be funded in 1994. Additionally, FPL Group Capital and its subsidiaries, primarily ESI, have guaranteed up to approximately $89 million of lease obligations, debt service payments and other payments subject to certain contingencies.

FPL Group, through a consolidated limited partnership, has entered into forward commitments at March 31, 1994 to purchase $37 million of mortgage-backed securities on various dates in April 1994 at specified prices. Additionally, the partnership had entered into forward commitments to sell short $150 million of U.S. Treasury Notes on various dates in April 1994 at specified prices. At March 31, 1994, the amounts committed approximately equal the market value of the related securities.

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

FPL participates in insurance pools and other arrangements that provide
$2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants.
The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $58 million in retrospective premiums, and in the event of a subsequent accident at such nuclear plants during the policy period, the maximum aggregate assessment is $72 million under the programs in effect at March 31, 1994.
This contingent liability would be partially offset by a portion of FPL's storm and property insurance reserve (storm fund), which totaled $86 million at that date.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL Group's and FPL's financial condition.

In 1993, FPL replaced its transmission and distribution (T&D) property insurance coverage with a self-insurance program due to the high cost and limited coverage available from third-party insurers. Costs incurred under the self-insurance program will be charged against FPL's storm fund. Recovery of any losses in excess of the storm fund from ratepayers will require the approval of the Florida Public Service Commission (FPSC).
FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has take-or-pay contracts with the Jacksonville Electric Authority (JEA) for 374 megawatts (mw) of power through 2023 and with the subsidiaries of the Southern Company to purchase 1,406 mw of power through May 1994, and declining amounts thereafter through mid-2010. FPL also has various firm pay-for-performance contracts to purchase 1,031 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. These contracts provide for capacity and energy payments. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract obligations. Energy payments are based on the actual power taken under these contracts.

The required capacity payments through 1998 under these contracts are estimated to be as follows:

                                                               1994      1995      1996      1997      1998
                                                                           (Millions of Dollars)
JEA ....................................................      $  80     $  80     $  80     $  80     $ 80
Southern Companies .....................................        200       150       140       140      140
Qualifying Facilities ..................................        140       160       310       340      350
/TABLE

FPL's capacity and energy charges under these contracts were as follows:

                                                                         Three Months Ended March 31,
                                                                     1994 Charges           1993 Charges
                                                                 Capacity   Energy(1)   Capacity   Energy(1)
                                                                            (Millions of Dollars)
JEA ....................................................          $21(2)       $10        $21(2)      $13
Southern Companies .....................................           57(3)        33         78(3)       56
Qualifying Facilities ..................................           29(3)        15         14(3)        9

(1)  Recovered through the fuel and purchased power cost recovery clause.
(2)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(3)  Recovered through the capacity clause.

FPL has take-or-pay contracts for the supply and transportation of natural gas under which it is required to make payments estimated to be $270 million for 1994, $370 million for 1995 and $390 million for each of the years 1996, 1997 and 1998. Total payments made under these contracts for the three months ended March 31, 1994 and 1993 were $46 million and $51 million, respectively.

Litigation - Union Carbide Corporation sued FPL and Florida Power
Corporation alleging that, through a territorial agreement approved by the FPSC, they conspired to eliminate competition in violation of federal antitrust laws. Praxair, Inc., an entity that was formerly a unit of Union Carbide, has been substituted as the plaintiff. The suit seeks treble damages in an unspecified amount based on alleged higher prices paid for electricity and product sales lost. Cross motions for summary judgement were denied.
Both parties are appealing the denials.

A suit brought by the partners in a cogeneration project located in Dade County, Florida, alleges that FPL Group, FPL and ESI have engaged in anti-competitive conduct intended to eliminate competition from cogenerators generally, and from their facility in particular, in violation of federal antitrust laws and have wrongfully interfered with the cogeneration project's contractual relationship with Metropolitan Dade County. The suit seeks damages in excess of $100 million, before trebling under antitrust law, plus other unspecified compensatory and punitive damages. A motion for summary judgment by FPL Group, FPL and ESI has been denied. FPL
Group, FPL and ESI are appealing the denial.

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

FPL Group believes that it and its subsidiaries have meritorious defenses to all of the litigation described above and is vigorously defending these suits. Accordingly, the liabilities, if any, arising from this litigation are not anticipated to have a material adverse effect on FPL Group's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein and Management's
Discussion and Analysis of Financial Condition and Results of Operations appearing in FPL Group's 1993 Form 10-K. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

For the three months ended March 31, 1994, net income was favorably affected by higher energy sales, resulting from increased energy usage per retail customer and customer growth, and the benefits of ongoing cost reduction measures. Partially offsetting these factors, was higher depreciation expense and lower AFUDC.

Revenues from base rates, which represented 63% and 61% of total utility operating revenues for the three months ended March 31, 1994 and 1993, respectively, are derived primarily from retail operations regulated by the FPSC. Such revenues increased for the three months ended March 31, 1994 mainly due to a 5.3% increase in energy usage per retail customer resulting from warmer weather and an improved economy and customer growth of 2.3%. Revenues derived from cost recovery clause rates and franchise fees comprise substantially all of the remaining portion of operating revenues. These revenues represent a pass-through of costs and do not significantly affect net income.

Excluding amounts recovered through cost recovery clauses, other operations and maintenance expenses decreased reflecting cost savings from ongoing cost reduction efforts, partially offset by costs associated with a planned nuclear refueling outage during the first quarter of 1994, costs relating to additional generating units placed in service after the first quarter in 1993 and customer growth. Higher electric utility plant balances, reflecting facilities added to meet customer growth, and new depreciation rates implemented on an interim basis in January 1994 resulted in increased depreciation expense for the three months ended March 31, 1994. The FPSC's pending decision to approve or modify interim depreciation rates, which is scheduled to occur in September 1994, could affect 1994 depreciation expense since any changes would be retroactive to January 1994.

AFUDC decreased for the three months ended March 31, 1994 as a result of the repowered Lauderdale units and Martin Unit No. 3 being placed in service in the second quarter of 1993 and the first quarter of 1994, respectively. In future periods, AFUDC is expected to decrease further because Martin Unit No. 4 was placed in service in April 1994. Interest and preferred stock dividend requirements declined for the three months ended March 31, 1994 due to the refunding of higher cost debt and preferred stock during 1993 with lower rate instruments. Income taxes increased for the three months ended March 31, 1994 due to higher income, the increase in the federal income tax rate and an adjustment to prior year taxes.

In 1994, FPL Group adopted AICPA Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Under the new accounting rules, shares held by the Trust but not yet allocated to employee accounts are no longer considered outstanding for earnings per share purposes. The net effect of adopting SOP 93-6 was to reduce net income for the quarter by approximately $5 million and increase earnings per share by $0.01. See Note 1.

FINANCIAL CONDITION

On May 9, 1994, the board of directors of FPL Group announced a change in financial strategy. The key elements of the new strategy include a revised dividend payout ratio and a common stock repurchase program. The targeted dividend payout ratio will be 60-65% of prior year's earnings, equating to a current quarterly common stock dividend of 42 cents per share ($1.68 annually), a 32% reduction from the previous quarterly dividend of 62 cents per share. The FPL Group board of directors authorized the repurchase of 10 million shares of common stock over the next three years.
At least four million shares are expected to be repurchased over the next twelve months.

For information concerning commitments, see Note 3. For a discussion of changes in capitalization, see Note 2.

         PART II - OTHER INFORMATION


Item 5.  Other Information

(1) Reference is made to Item 1. Business - System Capability and Load in FPL Group's 1993 Form 10-K.

          FPL's new combined-cycle units, Martin Units Nos. 3 and 4, were placed in service in February and April 1994, respectively. The cost to construct the two 430 mw units was more than $100 million below the original budget of $660 million.

(2) Reference is made to Item 1. Business - Nuclear Operations in FPL Group's 1993 10-K.

          In April 1994, the Nuclear Regulatory Commission granted an amendment to the Turkey Point nuclear plant operating license, extending the expiration of the operating license for a period of about five years; the time between when the plant's construction permit was issued and the in-service date of the units. Under the new terms, Turkey Point Unit No. 3's license expires in 2012 and Unit No. 4's in 2013.

(3)       Reference is made to Item 1. Business - Fuel in FPL Group's 1993
          Form 10-K.

          In April 1994, FPL entered into a take-or-pay contract for a minimum of approximately 17 million barrels per year of Orimulsion, a new fuel which is an emulsion of bitumen and water and is expected to be cheaper than oil. The twenty-year supply contract, which is subject to regulatory and environmental approvals, is expected to provide 100% of the Orimulsion needs of Manatee Units Nos. 1 and 2. FPL has filed a petition with the FPSC requesting accelerated recovery of the costs required to convert the Manatee units to burn Orimulsion in time for the 1998 summer peak. FPL is also requesting a determination by the FPSC that its decision to convert the Manatee units to burn Orimulsion is prudent and reasonable.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit
          Number                       Description

          *4(a) Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through December 17,
                  1990 (filed as Exhibit 4(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

          *4(b) Bylaws of FPL Group, as amended November 15, 1993 (filed as Exhibit 3(ii) to Form 10-K for the year ended December 31, 1993)

          *4(c) Rights Agreement dated as of June 16, 1986 between FPL Group, Inc. and the First National Bank of Boston (filed as
                  Exhibit 4(e) to Post-Effective Amendment No. 5 to
                  Form S-8, File No. 33-18669)

          *4(d) Mortgage and Deed of Trust dated as of January 1, 1944, and Ninety-four Supplements thereto between FPL and Bankers Trust Company and The Florida National Bank of Jacksonville (now First Union National Bank of Florida) Trustees (as of September 2, 1992, the sole trustee is Bankers Trust Company) (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit
                  4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705;
                  Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1,
                  File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195;
                  Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c),
                  File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234;
                  Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c),
                  File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239;
                  Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File
                  No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b),
                  File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File
                  No. 2-75762; Exhibit 4(c), File No. 2-77629;

                  Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076); and Exhibit 4(b) to Form 10-K for the year ended December 31, 1993)

          *10(a) Supplemental Executive Retirement Plan, as amended and restated (filed as Exhibit 99(b) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

          *10(b) Benefit Restoration Plan of FPL Group and affiliates, as amended and restated (filed as Exhibit 99(c) to Post-Effective Amendment No. 5 to Form S-8, File
                  No. 33-18669)

          *10(c)  FPL Group Amended and Restated Supplemental
                  Executive Retirement Plan for J. L. Broadhead (filed as
                  Exhibit 99(d) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

          *10(d) Employment Agreement between FPL Group and D. P. Coyle dated June 12, 1989 (filed as Exhibit 99(e) to Post-Effective Amendment No. 5 to Form S-8, File
                  No. 33-18669)

          *10(e)  Employment Agreement between FPL and Stephen E.
                  Frank dated July 31, 1990 (filed as Exhibit 99(f) to Post-Effective Amendment No. 5 to Form S-8, File
                  No. 33-18669)

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

          *10(i) Employment Agreement between FPL Group and James L. Broadhead dated February 13, 1989 (filed as Exhibit 99(j) to Post-Effective Amendment No. 5 to Form S-8, File
                  No. 33-18669)

          *10(j) Employment Agreement between FPL Group and James L. Broadhead dated as of December 13, 1993 (filed as Exhibit 10(j) to Form 10-K for the year ended December 31, 1993)

          10(k)   Annual Incentive Plan dated as of March 31, 1994

          10(l)   Long-Term Incentive Plan dated as of February 14, 1994

          * Incorporated herein by reference

(b)       Reports on Form 8-K

          None


                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FPL GROUP, INC.
                                               (Registrant)




Date:  May 10, 1994                            PAUL J. EVANSON
                                               Paul J. Evanson
                                               Vice President, Finance
                                               and Chief Financial Officer
                                               (Principal Financial Officer)