Form 10-Q
period 1994-06-30
FPL GROUP INC
filed 1994-08-15
CIK 753308

FORM 10-Q


UNITED STATES SECURITIES AND EXCHANGE COMMISSION

          Washington, D. C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1994


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


Common Stock, $.01 Par Value, outstanding at July 31, 1994:
187,957,852 shares

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      FPL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited)


                                                         Three Months Ended            Six Months Ended
                                                              June 30,                     June 30,
                                                         1994          1993           1994          1993
                                                            (In thousands, except per share amounts)
OPERATING REVENUES:
  Utility ........................................    $1,418,573    $1,321,504     $2,574,362    $2,425,040
  Non-utility ....................................        24,474        28,362         47,586        57,202
    Total operating revenues .....................     1,443,047     1,349,866      2,621,948     2,482,242

OPERATING EXPENSES:
  Utility operations:
    Fuel, purchased power and interchange ........       473,587       475,047        838,401       850,588
    Other operations and maintenance .............       354,394       340,264        624,146       602,650
  Non-Utility operations .........................        21,717        22,014         41,949        46,468
  Depreciation and amortization ..................       170,196       147,269        337,191       290,000
  Taxes other than income taxes ..................       134,275       129,666        256,138       251,005
    Total operating expenses .....................     1,154,169     1,114,260      2,097,825     2,040,711

OPERATING INCOME .................................       288,878       235,606        524,123       441,531

OTHER (INCOME) DEDUCTIONS:
  Interest expense ...............................        79,679        95,822        161,642       190,081
  Allowance for funds used during construction ...        (4,874)      (18,657)       (15,724)      (39,992)
  Preferred stock dividend requirements of
    Florida Power & Light Company ................         9,879        10,643         19,808        21,919
  Other - net ....................................           682       (15,947)         3,454       (28,064)
    Total other deductions - net .................        85,366        71,861        169,180       143,944

INCOME BEFORE INCOME TAXES .......................       203,512       163,745        354,943       297,587

INCOME TAXES .....................................        77,669        53,199        134,661        95,091

NET INCOME .......................................    $  125,843    $  110,546     $  220,282    $  202,496

Average number of common shares outstanding ......       179,170       185,480        179,248       184,634
Earnings per share of common stock ...............    $      .70    $      .60     $     1.23    $     1.10
Dividends per share of common stock ..............    $      .42    $      .62     $     1.04    $     1.23













This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL Group, Inc.'s (FPL Group) 1993 Annual Report on Form 10-K (Form 10-K).

      FPL GROUP, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,
                                                                                   1994         December 31,
                                                                                (Unaudited)         1993
                                                                                   (Thousands of Dollars)
ASSETS
  PROPERTY, PLANT AND EQUIPMENT:
    Electric utility plant - at original cost,
      including nuclear fuel under capital lease ...........................    $15,680,038     $ 14,838,160
    Construction work in progress ..........................................        278,106          781,435
    Other ..................................................................        242,156          261,125
    Less accumulated depreciation and amortization .........................      5,908,808        5,591,265
      Total property, plant and equipment - net ............................     10,291,492       10,289,455

  INVESTMENTS ..............................................................        931,164          984,992

  CURRENT ASSETS:
    Cash and cash equivalents ..............................................         66,138          152,014
    Marketable securities - at market value (cost
      of $76,109 and $169,607, respectively) ...............................         73,138          171,988
    Receivables - net ......................................................        548,254          504,597
    Materials, supplies and fossil fuel stock - at average cost ............        309,072          329,599
    Other ..................................................................        101,539           93,159
      Total current assets .................................................      1,098,141        1,251,357

  OTHER ASSETS AND DEFERRED DEBITS:
    Unamortized debt reacquisition costs of FPL ............................        296,946          302,561
    Deferred litigation items of FPL .......................................        110,859          110,859
    Other ..................................................................        140,135          138,788
      Total other assets and deferred debits ...............................        547,940          552,208

TOTAL ASSETS ...............................................................    $12,868,737     $ 13,078,012


CAPITALIZATION AND LIABILITIES
  CAPITALIZATION:
    Common stock ...........................................................    $     1,884     $      1,901
    Other shareholders' equity .............................................      4,099,345        4,098,706
    Preferred stock of Florida Power & Light Company:
      Without sinking fund requirements ....................................        451,250          451,250
      With sinking fund requirements .......................................         94,000           97,000
    Long-term debt .........................................................      3,906,702        3,748,983
      Total capitalization .................................................      8,553,181        8,397,840

  CURRENT LIABILITIES:
    Commercial paper .......................................................        124,511          349,600
    Current maturities of long-term debt and preferred stock ...............        169,564          279,680
    Accounts payable .......................................................        271,741          323,282
    Customers' deposits ....................................................        218,284          216,140
    Accrued interest and taxes .............................................        318,561          204,086
    Other ..................................................................        316,317          465,829
      Total current liabilities ............................................      1,418,978        1,838,617

  OTHER LIABILITIES AND DEFERRED CREDITS
    Accumulated deferred income taxes ......................................      1,568,681        1,512,067
    Deferred regulatory credit - income taxes...............................        204,349          216,546
    Unamortized investment tax credits .....................................        313,396          323,791
    Capital lease obligations ..............................................        237,422          271,498
    Other ..................................................................        572,730          517,653
      Total other liabilities and deferred credits .........................      2,896,578        2,841,555

  COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .......................................    $12,868,737     $ 13,078,012

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL Group's 1993 Form 10-K.

      FPL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                    1994             1993
                                                                                   (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................................    $ 220,282        $ 202,496
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .........................................      337,191          290,000
      Increase in deferred income taxes and related regulatory credit .......       44,417           32,171
      Deferrals under cost recovery clauses (1) .............................      (61,823)         (20,360)
      Other - net ...........................................................       96,486          (45,951)
    Net cash provided by operating activities ...............................      636,553          458,356

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (2) ..................................................     (442,865)        (788,059)
  Other - net ...............................................................      126,158           59,431
    Net cash used in investing activities ...................................     (316,707)        (728,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of bonds and other long-term debt ................................       86,350        1,405,600
  Issuance of preferred stock of Florida Power & Light Company ..............            -          125,000
  Retirement of long-term debt and preferred stock ..........................     (253,769)      (1,349,544)
  Issuance of common stock ..................................................       16,685          144,946
  Repurchase of common stock ................................................      (63,977)               -
  (Decrease) increase in commercial paper ...................................      (25,089)         350,100
  Dividends on common stock .................................................     (186,289)        (227,431)
  Other - net................................................................       20,367           57,885
    Net cash (used in) provided by financing activities .....................     (405,722)         506,556

Net (decrease) increase in cash and cash equivalents ........................      (85,876)         236,284

Cash and cash equivalents at beginning of period ............................      152,014           78,156

Cash and cash equivalents at end of period ..................................    $  66,138        $ 314,440

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amount capitalized) ........................    $ 160,057        $ 172,638
  Cash paid for income taxes ................................................    $  66,250        $  21,927

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ....................................    $  17,759        $  33,153

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


The accompanying condensed consolidated financial statements should be read in conjunction with FPL Group's 1993 Form 10-K, also see Note
1 to FPL Group's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994 for a discussion of the changes in accounting for Employee Stock Ownership Plans. In the opinion of FPL Group, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994, the results of operations for the three and six months ended June 30, 1994 and 1993 and the cash flows for the six months ended June 30, 1994 and 1993 have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Capitalization

Preferred Stock - The 1994 sinking fund requirements for the 6.84% Preferred Stock, Series Q, $100 Par Value were met by redeeming and retiring 30,000 shares in April 1994. There are no sinking fund requirements for the remainder of 1994.

Long-Term Debt - In January 1994, FPL Group Capital Inc (FPL Group Capital) redeemed $150 million of its 8 7/8% Debentures using proceeds from an advance from FPL Group and internally generated funds. In March 1994, Florida Power & Light Company (FPL) sold a total of
$86.35 million principal amount of Pollution Control Revenue Refunding Bonds, maturing in September 2024, at variable interest rates that initially ranged from 2.10% to 2.75%. The proceeds were used to redeem and retire in March and May 1994 a total of approximately $86.35 million principal amount of Pollution Control Revenue Bonds, maturing in 2007 through 2019, at interest rates ranging from 5.90% to 11 3/8%.

In July 1994, FPL sold a total of $86.5 million principal amount of Pollution Control Revenue Refunding Bonds, maturing in July 2029, at variable interest rates that initially ranged from 2.00% to 3.20%. The proceeds will be used to redeem and retire in October 1994 a total of $86.5 million of Pollution Control Revenue Bonds, maturing in 2019 at an interest rate of 11%.

At June 30, 1994, $200 million of commercial paper has been included in long-term debt pursuant to financing agreements which allow FPL to refinance these amounts for periods extending beyond June 30, 1995.

2.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be $3.7 billion, including allowance for funds used during construction (AFUDC), for the years 1994 through 1998. Capital expenditures for 1994 are estimated to be $879 million, of which $424 million had been spent through June 30, 1994.

FPL Group Capital has committed to invest approximately $5 million in, and lend approximately $3 million to, partnerships and joint ventures entered into through ESI Energy, Inc. (ESI), all of which are expected to be funded in the remainder of 1994. Additionally, FPL Group Capital and its subsidiaries, primarily ESI, have guaranteed up to approximately $99 million of lease obligations, debt service payments and other payments subject to certain contingencies.

FPL Group, through a consolidated limited partnership, has entered into forward commitments at June 30, 1994 to sell short approximately $30 million of U.S. Treasury Notes on various dates in July 1994 at specified prices. At June 30, 1994, the amounts committed approximated the market value of the related securities.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of the insurance available from private sources and under an industry retrospective payment plan. In accordance with this Act, FPL maintains $200 million of private liability insurance, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $317 million per incident at any nuclear utility reactor in the United States, payable at a rate not to exceed $40 million per incident per year.

FPL participates in insurance pools and other arrangements that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $58 million in retrospective premiums, and in the event of a subsequent accident at such nuclear plants during the policy period, the maximum aggregate assessment is $72 million under the programs in effect at June 30, 1994. This contingent liability would be partially offset by a portion of FPL's storm and property insurance reserve (storm fund), which totaled $88 million at that date.

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

Contracts - FPL has take-or-pay contracts with the Jacksonville Electric Authority (JEA) for 374 megawatts (mw) of power through 2022 and with subsidiaries of the Southern Company to purchase 1,007 mw of power through May 1995, and declining amounts thereafter through mid-2010.
FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. These contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract obligations.

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

FPL's capacity and energy charges under these contracts were as follows:

                               Three Months Ended June 30,                 Six Months Ended June 30,
                            1994 Charges         1993 Charges          1994 Charges         1993 Charges
                         Capacity  Energy(1)  Capacity  Energy(1)   Capacity  Energy(1)  Capacity  Energy(1)
                                                       (Millions of Dollars)
JEA ....................   $21(2)    $12       $22(2)     $13       $ 42(2)     $22       $ 43(2)     $ 26
Southern Companies .....    52(3)     36        73(3)      60        108(3)      69        150(3)      116
Qualifying Facilities...    37(3)     16        15(3)      10         65(3)      31         29(3)       20

(1)  Recovered through the fuel and purchased power cost recovery clause.
(2)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(3)  Recovered through the capacity clause.

FPL has take-or-pay contracts for the supply and transportation of natural gas under which it is required to make payments estimated to be $270 million for 1994, $430 million for 1995, $460 million for 1996, $480 million for 1997 and $500 million for 1998. Total payments made under these contracts for the three and six months ended June 30, 1994 were $69 million and $115 million, respectively. Total payments made under these contracts for the three and six months ended June 30, 1993 were $59 million and $135 million, respectively.

Litigation - Union Carbide Corporation sued FPL and Florida Power Corporation alleging that, through a territorial agreement approved by the FPSC, they conspired to eliminate competition in violation of federal antitrust laws. Praxair, Inc., an entity that was formerly a unit of Union Carbide, has been substituted as the plaintiff. The suit seeks treble damages of an unspecified amount based on alleged higher prices paid for electricity and product sales lost. Cross motions for summary judgment were denied. Both parties are appealing the denials.

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

FPL Group believes that it and its subsidiaries have meritorious defenses to the litigation described above and is vigorously defending these suits. Accordingly, the liabilities, if any, arising from this litigation are not anticipated to have a material adverse effect on FPL Group's financial statements.

A former cable installation contractor for Telesat Cablevision, Inc. (Telesat) sued FPL Group, FPL Group Capital and Telesat for breach of contract, fraud, violation of racketeering statutes and several other claims. The trial court entered a judgment in favor of FPL Group and Telesat on nine of twelve counts, including all of the racketeering and fraud claims, and in favor of FPL Group Capital on all counts. However, the jury in the case awarded the contractor damages totaling approximately $6 million against FPL Group and Telesat for breach of contract and tortious interference. FPL Group believes that the jury award is without merit, and FPL Group and Telesat have filed a motion for the entry of a judgment in their favor as a matter of law. The contractor has filed a motion for a new trial. A ruling by the trial court on both motions is pending. The resulting liability, if any, is not anticipated to have a material adverse effect on FPL Group's financial statements.

3.  Summarized Financial Information

Summarized financial information of FPL Group Capital, a consolidated wholly-owned subsidiary whose debentures are guaranteed by FPL Group, is provided below:

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                     June 30,
                                                         1994          1993           1994          1993
                                                                     (Thousands of Dollars)
Operating revenues ...............................    $24,556       $28,247        $47,757       $57,202
Operating expenses ...............................     24,707        25,197         46,922        52,868
Income (loss) before extraordinary item ..........     (1,760)        3,616         (1,799)        3,407
Net loss .........................................     (1,760)       (1,756)        (1,799)       (1,965)

                                                                                  June 30,       December 31,
                                                                                    1994             1993
                                                                                   (Thousands of Dollars)
Current assets ..............................................................   $  104,364       $   96,387
Noncurrent assets ...........................................................    1,046,987        1,169,552
Current liabilities .........................................................      186,735          313,605
Noncurrent liabilities ......................................................      633,918          619,818
/TABLE

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

RESULTS OF OPERATIONS

For the three and six months ended June 30, 1994, net income was favorably affected by higher energy sales, resulting from increased energy usage per retail customer and customer growth, and the benefits of ongoing cost reduction measures. Partially offsetting these factors, was higher depreciation expense and lower AFUDC.

Revenues from base rates, which represented 62% of total utility operating revenues for the three and six months ended June 30, 1994 and 59% and 60% for the respective periods in 1993, are derived primarily from retail operations regulated by the FPSC. Such revenues increased for the three and six months ended June 30, 1994 mainly due to an 11.9% and 10.0% increase in energy sales primarily due to increased usage per retail customer resulting from warmer weather, as well as an improved economy and customer growth of 2.3%. Revenues derived from cost recovery clause rates and franchise fees comprise substantially all of the remaining portion of operating revenues. These revenues represent a pass-through of costs and do not significantly affect net income.

Excluding amounts recovered through cost recovery clauses, utility other operations and maintenance expenses increased slightly mainly due to costs associated with consolidation of facilities and inventory reductions, costs relating to additional generating units placed in service after the first quarter in 1993 and customer growth. Partially offsetting these items were cost savings from ongoing cost reduction efforts. Higher electric utility plant balances, reflecting facilities added to meet customer growth, and new depreciation rates implemented on an interim basis in January 1994 resulted in increased depreciation expense for the three and six months ended June 30, 1994. The FPSC's pending decision to approve or modify interim depreciation rates, which is scheduled to occur in September 1994, could affect 1994 depreciation expense since any changes would be retroactive to January 1994.

AFUDC decreased for the three and six months ended June 30, 1994 as a result of the placement in service of the repowered Lauderdale units in the second quarter of 1993 and Martin Unit Nos. 3 and 4 in the first and second quarter of 1994, respectively. Interest and preferred stock dividend requirements declined for the three and six months ended June 30, 1994 due to the refunding of higher cost debt and preferred stock during 1993 with lower rate instruments. Income taxes increased for the three and six months ended June 30, 1994 due to higher income, the increase in the federal income tax rate and an adjustment to prior year taxes in the first quarter of 1994.

In the first quarter of 1994, FPL Group adopted AICPA Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock
Ownership Plans." Under the new accounting rules, the 10.5 million unallocated shares currently held by the Trust for the Employee Thrift Plans of FPL Group and FPL are no longer considered outstanding for earnings per share purposes. These shares will be included as outstanding when allocated to employee accounts over the next 15 years. The effect of adopting SOP 93-6, primarily reflected in Other - net, was to reduce net income for the three and six months ended
June 30, 1994 by approximately $5 million and $11 million, respectively.

FINANCIAL CONDITION

On May 9, 1994, the board of directors of FPL Group announced a change in financial strategy. The key elements of the new strategy include a revised dividend payout ratio and a common stock repurchase program. The targeted dividend payout ratio will be 60-65% of prior year's earnings, equating to a current quarterly common stock dividend of 42 cents per share ($1.68 annually), a 32% reduction from the previous quarterly dividend of 62 cents per share. The FPL Group board of directors authorized the repurchase of 10 million shares of common stock over the next three years. An effort is being made to repurchase a total of four million shares by year-end. Through June 1994, 2.2 million shares have been repurchased.

For information concerning commitments, see Note 2. For a discussion of changes in capitalization, see Note 1.

        PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of FPL Group's shareholders was held on
         May 9, 1994. Of the 190,065,570 shares of common stock outstanding on the record date of February 28, 1994, a total of 162,102,533 shares were represented in person or by proxy.

(b)      The following directors were elected effective May 9, 1994:

                                                                                            Votes Cast
                                                                                                   Against or
                                                                                        For         Withheld
      H. Jesse Arnelle .........................................................    158,062,850     4,039,683
      Robert M. Beall, II ......................................................    158,318,498     3,784,035
      David Blumberg ...........................................................    157,756,816     4,345,717
      James L. Broadhead .......................................................    155,636,956     6,465,577
      J. Hyatt Brown ...........................................................    158,172,651     3,929,882
      Marshall M. Criser .......................................................    158,217,453     3,885,080
      Jean McArthur Davis ......................................................    157,968,817     4,133,716
      B. F. Dolan ..............................................................    158,297,059     3,805,474
      Willard D. Dover .........................................................    158,327,908     3,774,625
      Alfonso Fanjul ...........................................................    156,788,980     5,313,553
      Stephen E. Frank .........................................................    156,954,906     5,147,627
      Drew Lewis ...............................................................    158,188,967     3,913,566
      Frederic V. Malek ........................................................    158,063,914     4,038,619
      Paul R. Tregurtha ........................................................    158,054,430     4,048,103

  (c)(i) The vote to ratify the appointment of Deloitte & Touche as independent auditors for 1994 was 158,214,236 for, 2,561,628 against and 1,326,669 abstaining.

    (ii) A vote on approval of the Annual Incentive Plan was 143,681,948 for, 15,489,582 against and 2,931,003 abstaining.

   (iii) A vote on approval of the Long Term Incentive Plan was 137,683,010 for, 21,213,057 against and 3,206,466 abstaining.

    (iv) The vote on a shareholder proposal requesting that FPL Group adopt cumulative voting for the election of directors was 34,558,739 for, 96,744,608 against, 3,408,327 abstaining and
          27,390,858 broker non-votes.

     (v) The vote on a shareholder proposal requesting that FPL Group adopt the Coalition for Environmentally Responsible Economies' Principles for corporate environmental accountability was 18,316,867 for, 108,863,023 against, 7,531,784 abstaining and
          27,390,858 broker non-votes.

Item 5.  Other Information

(1)        Reference is made to Item 1. Business - Utility
           Operations - System Capability and Load in FPL Group's 1993
           Form 10-K.

           In June 1994, under a 1991 agreement with Georgia Power Company, FPL purchased an additional 17% (140 mw) ownership interest in Scherer Unit No. 4 for approximately $129 million.

(2)        Reference is made to Item 1. Business - Utility
           Operations - Fuel in FPL Group's 1993 Form 10-K.

           In May 1994, FPL combined and restructured both of its existing take-or-pay natural gas supply contracts with affiliates of Florida Gas Transmission Company, the main interstate pipeline in Florida. The new contract, which expires in 2009, will provide a firm supply of natural gas under competitive pricing terms to meet FPL's future gas requirements.

(3) Reference is made to Item 1. Business - Utility Operations - Competition in FPL Group's 1993 Form 10-K.

           In May 1994, the Federal Energy Regulatory Commission (FERC) ruled that FPL can recover its full cost of providing network transmission service to the Florida Municipal Power Agency
           (FMPA). The FMPA is seeking clarification of certain aspects of the FERC's ruling.

           In July 1994, hearings regarding FPL's comprehensive proposal to revise its wholesale services, rates and tariffs were deferred and are now scheduled to begin in January 1995. The hearings were deferred to permit testimony addressing a new comparability standard announced by the FERC which states that new open access transmission tariffs should provide third parties with access on the same basis as is available to the owner of the transmission system. A final decision by the FERC is expected in 1996.

(4) Effective August 1994, FPL Group has guaranteed the payment of $275 million aggregate principal amount of FPL Group Capital's outstanding debentures (which are entitled to the benefit of a support agreement, dated December 18, 1985, between FPL Group and FPL Group Capital). These debentures are included in long-term debt. As long as the guarantee is in place, FPL Group Capital's reporting obligations under the Securities Exchange Act of 1934, as amended, will be suspended pursuant to the rules and regulations of the Securities and Exchange Commission.

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

            *4(c) Rights Agreement dated as of June 16, 1986 between FPL Group, Inc. and the First National Bank of Boston (filed as Exhibit 4(e) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

            *4(d) Mortgage and Deed of Trust dated as of January 1, 1944, and Ninety-five Supplements thereto between FPL and Bankers Trust Company and The Florida National Bank of Jacksonville (now First Union National Bank of Florida) Trustees (as of September 2, 1992, the sole trustee is Bankers Trust Company) (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File
                   No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit
                   4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No.
                   2-13705; Exhibit 4(b)-1, File No. 2-13925;
                   Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File
                   No. 2-20501; Exhibit 4(b)-1, File No. 2-22104;
                   Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677;
                   Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542;
                   Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006;
                   Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502;
                   Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712;
                   Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242;
                   Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524;
                   Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767;
                   Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629;
                   Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076;
                   Exhibit 4(b) to Form 10-K for the year ended
                   December 31, 1993, File No. 1-3545; and Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545)

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

           *10(k) Annual Incentive Plan dated as of March 31, 1994 (filed as Exhibit 10(k) to Form 10-Q for the quarter ended March 31, 1994)

           *10(l) Long-Term Incentive Plan dated as of February 14, 1994 (filed as Exhibit 10(l) to Form 10-Q for the quarter ended March 31, 1994)

            10(m)  Employment Agreement between FPL and Jerome H.
                   Goldberg dated July 25, 1994

             * Incorporated herein by reference

(b)          Reports on Form 8-K

             None

The registrant agrees to furnish a copy of the guarantee referred to in Part II - Other Information, Item 5(4) to the Securities and
Exchange Commission upon request.

                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FPL GROUP, INC.
                                      (Registrant)




Date:  August 15, 1994               PAUL J. EVANSON
                                     Paul J. Evanson
                                 Vice President, Finance
                               and Chief Financial Officer
                               (Principal Financial Officer)