Form 10-Q
period 1994-09-30
FPL GROUP INC
filed 1994-11-10
CIK 753308

                 FORM 10-Q



UNITED STATES SECURITIES AND EXCHANGE COMMISSION

          Washington, D. C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1994


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

               (407) 694-4647
(Registrant's telephone number, including area code)






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



Common Stock, $.01 Par Value, outstanding at October 31, 1994:
186,803,199 shares

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      FPL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited)


                                                         Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                         1994          1993           1994          1993
                                                            (In thousands, except per share amounts)
OPERATING REVENUES:
  Utility ........................................    $1,501,896    $1,586,141     $4,076,258    $4,011,181
  Non-utility ....................................        11,004        16,544         58,590        73,534
    Total operating revenues .....................     1,512,900     1,602,685      4,134,848     4,084,715

OPERATING EXPENSES:
  Utility operations:
    Fuel, purchased power and interchange ........       470,319       533,799      1,308,720     1,384,387
    Other operations and maintenance .............       253,416       322,727        877,562       925,377
    Cost reduction program charge ................             -       138,000              -       138,000
  Non-utility operations .........................         9,868        10,389         51,815        56,645
  Depreciation and amortization ..................       206,186       152,694        543,378       442,694
  Taxes other than income taxes ..................       144,986       150,223        401,124       401,228
    Total operating expenses .....................     1,084,775     1,307,832      3,182,599     3,348,331

OPERATING INCOME .................................       428,125       294,853        952,249       736,384

OTHER (INCOME) DEDUCTIONS:
  Interest expense ...............................        79,430        91,690        241,072       281,771
  Allowance for funds used during construction ...        (3,939)      (12,673)       (19,662)      (52,666)
  Preferred stock dividend requirements of
    Florida Power & Light Company ................         9,879        10,712         29,687        32,631
  Other - net ....................................       (13,296)      (27,612)        (9,842)      (55,675)
    Total other deductions - net .................        72,074        62,117        241,255       206,061

INCOME BEFORE INCOME TAXES .......................       356,051       232,736        710,994       530,323

INCOME TAXES .....................................       133,807        92,214        268,467       187,305

NET INCOME .......................................    $  222,244    $  140,522     $  442,527    $  343,018

Average number of common shares outstanding ......       177,203       188,133        178,558       185,813
Earnings per share of common stock ...............    $     1.25    $     0.75     $     2.48    $     1.85
Dividends per share of common stock ..............    $     0.42    $     0.62     $     1.46    $     1.85














This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL Group, Inc.'s (FPL Group) 1993 Annual Report on Form 10-K (Form 10-K).

      FPL GROUP, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30,
                                                                                   1994         December 31,
                                                                                (Unaudited)         1993
                                                                                   (Thousands of Dollars)
ASSETS
  PROPERTY, PLANT AND EQUIPMENT:
    Electric utility plant - at original cost,
      including nuclear fuel under capital lease ...........................    $15,706,907      $14,838,160
    Construction work in progress ..........................................        274,143          781,435
    Other ..................................................................        245,363          261,125
    Less accumulated depreciation and amortization .........................      6,050,699        5,591,265
      Total property, plant and equipment - net ............................     10,175,714       10,289,455

  INVESTMENTS ..............................................................      1,014,199          984,992

  CURRENT ASSETS:
    Cash and cash equivalents ..............................................        210,405          152,014
    Marketable securities - at market value (cost
      of $40,906 and $169,328, respectively) ...............................         39,006          171,988
    Receivables - net ......................................................        613,047          504,597
    Materials, supplies and fossil fuel stock - at average cost ............        310,894          329,599
    Other ..................................................................         71,402           93,159
      Total current assets .................................................      1,244,754        1,251,357

  OTHER ASSETS AND DEFERRED DEBITS:
    Unamortized debt reacquisition costs of Florida Power & Light Company ..        292,464          302,561
    Deferred litigation items of Florida Power & Light Company .............        110,859          110,859
    Other ..................................................................        130,417          138,788
      Total other assets and deferred debits ...............................        533,740          552,208

TOTAL ASSETS ...............................................................    $12,968,407      $13,078,012


CAPITALIZATION AND LIABILITIES
  CAPITALIZATION:
    Common stock ...........................................................    $     1,868      $     1,901
    Other shareholders' equity .............................................      4,201,632        4,098,706
    Preferred stock of Florida Power & Light Company:
      Without sinking fund requirements ....................................        451,250          451,250
      With sinking fund requirements .......................................         94,000           97,000
    Long-term debt .........................................................      3,909,063        3,748,983
      Total capitalization .................................................      8,657,813        8,397,840

  CURRENT LIABILITIES:
    Commercial paper .......................................................         16,511          349,600
    Current maturities of long-term debt and preferred stock ...............        254,277          279,680
    Accounts payable .......................................................        276,328          323,282
    Customers' deposits ....................................................        222,045          216,140
    Accrued interest and taxes .............................................        416,981          204,086
    Other ..................................................................        240,135          465,829
      Total current liabilities ............................................      1,426,277        1,838,617

  OTHER LIABILITIES AND DEFERRED CREDITS
    Accumulated deferred income taxes ......................................      1,596,484        1,512,067
    Deferred regulatory credit - income taxes...............................        199,772          216,546
    Unamortized investment tax credits .....................................        308,227          323,791
    Capital lease obligations ..............................................        204,959          271,498
    Other ..................................................................        574,875          517,653
      Total other liabilities and deferred credits .........................      2,884,317        2,841,555

  COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .......................................    $12,968,407      $13,078,012

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL Group's 1993 Form 10-K.

      FPL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                    1994            1993
                                                                                   (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................................    $  442,527     $   343,018
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .........................................       543,378         442,694
      Increase (decrease) in deferred income taxes and related
        regulatory credit ...................................................        67,643         (18,250)
      (Deferrals) recoveries under cost recovery clauses (1) ................       (75,681)         68,987
      Other - net ...........................................................       113,788         174,189
    Net cash provided by operating activities ...............................     1,091,655       1,010,638

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (2) ..................................................      (542,599)       (901,201)
  Other - net ...............................................................        65,599          (7,853)
    Net cash used in investing activities ...................................      (477,000)       (909,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of bonds and other long-term debt ................................       172,850       2,026,485
  Issuance of preferred stock of Florida Power & Light Company ..............             -         190,000
  Retirement of long-term debt and preferred stock ..........................      (254,281)     (2,116,530)
  Issuance of common stock ..................................................        16,685         257,892
  Repurchase of common stock ................................................      (114,590)              -
  (Decrease) increase in commercial paper ...................................      (133,089)        120,000
  Dividends on common stock .................................................      (260,645)       (344,124)
  Other - net................................................................        16,806          40,436
    Net cash (used in) provided by financing activities .....................      (556,264)        174,159

Net increase in cash and cash equivalents ...................................        58,391         275,743

Cash and cash equivalents at beginning of period ............................       152,014          78,156

Cash and cash equivalents at end of period ..................................    $  210,405     $   353,899

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amount capitalized) ........................    $  255,984     $   288,080
  Cash paid for income taxes ................................................    $  122,350     $    91,627

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ....................................    $   61,055     $    34,294

(1)  Represents the effect on cash flows from operating activities of the net amounts deferred or recovered under the fuel and purchased power,  oil-backout, energy conservation, capacity and environmental cost recovery clauses.
(2)  Capital expenditures exclude allowance for equity funds used during construction.




This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL Group's 1993 Form 10-K.

      FPL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with FPL Group's 1993 Form 10-K; also see
Note 1 to FPL Group's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994 for a discussion of the changes in accounting for Employee Stock Ownership Plans. In the opinion of FPL Group, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and December 31, 1993, the results of operations for the three and nine months ended September 30, 1994 and 1993 and the cash flows for the nine months ended September 30, 1994 and 1993 have been made. The results of operations for an interim period may not give a true indication of results for the year.

1.  Capitalization

Preferred Stock - The 1994 sinking fund requirement for the 6.84%
Preferred Stock, Series Q, $100 Par Value was met by redeeming and retiring 30,000 shares in April 1994. There are no other sinking fund requirements for the remainder of 1994.

Long-Term Debt - In January 1994, FPL Group Capital Inc (FPL Group Capital) redeemed $150 million of its 8 7/8% Debentures using an advance from FPL Group and internally generated funds.

In March and July 1994, Florida Power & Light Company (FPL) sold a total of $172.85 million principal amount of Pollution Control Revenue Refunding Bonds, maturing in September 2024 and July 2029, at variable interest rates that initially ranged from 2.00% to 3.20%. The proceeds were used to redeem and retire in March, May and October
1994 a total of approximately $172.85 million principal amount of Pollution Control Revenue Bonds, maturing in 2007 through 2019, at interest rates ranging from 5.90% to 11 3/8%.

At September 30, 1994, $200 million of commercial paper has been included in long-term debt pursuant to financing agreements which allow FPL to refinance these amounts for periods extending beyond
September 30, 1995.

2.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be $3.7 billion, including allowance for funds used during construction (AFUDC), for the years 1994 through 1998. Included in the five-year forecast are capital expenditures for 1994 of $879 million, of which $561 million had been spent through September 30, 1994. Cost control efforts may significantly reduce the amount originally projected for the full year 1994.

FPL Group Capital has committed to invest approximately $2 million in, and lend approximately $1 million to, partnerships and joint ventures entered into through ESI Energy, Inc. (ESI), all of which are expected to be funded in the remainder of 1994. Additionally, FPL Group Capital and its subsidiaries, primarily ESI, have guaranteed up to approximately $98 million of lease obligations, debt service payments and other payments subject to certain contingencies.

FPL Group, through a consolidated limited partnership, has entered into forward commitments at September 30, 1994 to sell short approximately $14 million of U.S. Treasury Notes on various dates in October 1994 at specified prices. At September 30, 1994, the amounts committed approximated the market value of the related securities.

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

FPL participates in insurance pools and other arrangements that provide
$2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $58 million in retrospective premiums, and in the event of a subsequent accident at such nuclear plants during the policy period, the maximum aggregate assessment is $72 million under the programs in effect at September 30, 1994.
Effective January 1995, FPL could be assessed up to $76 million in the event of one nuclear accident, and in the event of a subsequent accident during the policy period, the maximum aggregate assessment would be $90 million. This contingent liability would be partially offset by a portion of FPL's storm and property insurance reserve (storm fund), which totaled $91 million at September 30, 1994.

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

Contracts - FPL has take-or-pay contracts with the Jacksonville Electric Authority (JEA) for 374 megawatts (mw) of power through 2022 and with subsidiaries of the Southern Company to purchase 1,007 mw of power through May 1995, and 913 mw thereafter through mid-2010. FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. These contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract obligations.

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

FPL's capacity and energy charges under these contracts were as follows:

                             Three Months Ended September 30,           Nine Months Ended September 30,
                            1994 Charges         1993 Charges          1994 Charges         1993 Charges
                         Capacity  Energy(1)  Capacity  Energy(1)   Capacity  Energy(1)  Capacity  Energy(1)
                                                       (Millions of Dollars)
JEA ....................   $19(2)    $13       $22(2)     $12       $ 62(2)     $35       $ 65(2)     $ 38
Southern Companies .....    39(3)     30        58(3)      40        147(3)      99        209(3)      155
Qualifying Facilities...    35(3)     19        15(3)      10        101(3)      50         45(3)       30

(1)  Recovered through the fuel and purchased power cost recovery clause.
(2)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(3)  Recovered through the capacity clause.

FPL has take-or-pay contracts for the supply and transportation of natural gas under which it is required to make payments estimated to be $250 million for 1994, $430 million for 1995, $460 million for 1996, $480 million for 1997 and $500 million for 1998. Total payments made under these contracts for the three and nine months ended September 30, 1994 were $71 million and $187 million, respectively. Total payments made under these contracts for the three and nine months ended September 30, 1993 were $86 million and $221 million, respectively.

Litigation - Union Carbide Corporation sued FPL and Florida Power Corporation alleging that, through a territorial agreement approved by the FPSC, they conspired to eliminate competition in violation of federal antitrust laws. Praxair, Inc., an entity that was formerly a unit of Union Carbide, has been substituted as the plaintiff. The suit seeks treble damages of an unspecified amount based on alleged higher prices paid for electricity and product sales lost. Cross motions for summary judgment were denied. Both parties are appealing the denials.

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

A former cable installation contractor for Telesat Cablevision, Inc. (Telesat) sued FPL Group, FPL Group Capital and Telesat for breach of contract, fraud, violation of racketeering statutes and several other claims. Plaintiff claimed more than $24 million in compensatory damages, treble damages under racketeering statutes, punitive damages and attorneys' fees. The trial court entered a judgment in favor of FPL Group and Telesat on nine of twelve counts, including all of the racketeering and fraud claims, and in favor of FPL Group Capital on all counts. It also denied all parties' claims for attorneys' fees. However, the jury in the case awarded the contractor damages totaling approximately $6 million against FPL Group and Telesat for breach of contract and tortious interference. All parties have appealed. The final liability, if any, is not anticipated to have a material adverse effect on FPL Group's financial statements.

3.  Cost Reduction Program

In the third quarter of 1993, FPL implemented a major cost reduction program, which resulted in a $138 million charge and reduced net income by approximately $85 million. The charge consisted of costs associated with a workforce reduction of approximately 1,700 positions through early retirement and severance programs.

4.  Summarized Financial Information

Summarized financial information of FPL Group Capital, a consolidated wholly-owned subsidiary whose debentures are guaranteed by FPL Group, is provided below:

                                                         Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                         1994          1993           1994          1993
                                                                     (Thousands of Dollars)
Operating revenues ...............................    $11,082       $16,650        $58,840       $73,853
Operating expenses ...............................     12,905        14,051         59,827        66,919
Income before extraordinary item .................      6,257         7,837          4,458        11,245
Net income .......................................      6,257         7,837          4,458         5,873

                                                                                September 30,    December 31,
                                                                                    1994             1993
                                                                                   (Thousands of Dollars)
Current assets ..............................................................   $  185,155       $   96,387
Noncurrent assets ...........................................................    1,020,364        1,169,552
Current liabilities .........................................................      170,715          313,605
Noncurrent liabilities ......................................................      697,849          619,818

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

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 1994, net income was favorably affected by the benefits of ongoing cost reduction measures and higher energy sales, resulting from customer growth. Higher energy sales for the nine months ended September 30, 1994 also benefitted from increased energy usage per retail customer. Partially offsetting these factors, were higher depreciation expense and lower AFUDC.

Revenues from base rates, which were $921 million and $915 million for the three months ended September 30, 1994 and 1993 and $2.5 billion and $2.3 billion for the nine months ended September 30, 1994 and 1993, respectively, are derived primarily from retail operations regulated by the FPSC. Such revenues increased for both the three and nine months ended September 30, 1994 mainly due to higher energy sales.
Retail energy sales increased 0.5% for the three months ended
September 30, 1994 primarily due to customer growth of 2.0%, partially offset by lower usage per retail customer resulting from milder weather. Retail energy sales increased 6.2% for the nine months ended
September 30, 1994 primarily due to increased usage per retail customer resulting from warmer weather in the first half of the year, and customer growth of 2.2%. Revenues derived from cost recovery clause rates and franchise fees comprise substantially all of the remaining portion of operating revenues. These revenues represent a pass-through of costs and do not significantly affect net income.

Other operations and maintenance expenses of FPL decreased mainly due to cost savings from ongoing cost reduction efforts, despite additional costs relating to generating units placed in service after the first quarter in 1993 and the effects of customer growth. Higher electric utility plant balances, reflecting facilities added to meet customer growth, higher depreciation rates approved by the FPSC in September 1994, and a nonrecurring third quarter charge related to assets replaced during plant modifications resulted in increased depreciation expense for the three and nine months ended September 30, 1994.

AFUDC decreased for the three and nine months ended September 30, 1994 as a result of the placement in service of the repowered
Lauderdale units in the second quarter of 1993 and Martin Units Nos. 3 and 4 in the first and second quarter of 1994, respectively. Interest and preferred stock dividend requirements declined for the three and nine months ended September 30, 1994 due to the refunding of higher cost debt and preferred stock during 1993 with lower rate instruments.

In the first quarter of 1994, FPL Group adopted AICPA Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Under the new accounting rules, the 10.375 million unallocated shares currently held by the Trust for the Employee Thrift Plans of FPL Group and FPL are no longer considered outstanding for earnings per share purposes. These shares will be included as outstanding when allocated to employee accounts over the next 15 years. The effect of adopting SOP 93-6, primarily reflected in Other - net, was to reduce net income for the three and nine months ended September 30, 1994 by approximately $5 million and $16 million, respectively.

FINANCIAL CONDITION

FPL Group's primary capital requirements consist of expenditures under FPL's construction program. Internally generated funds are expected to fund virtually all of these expenditures. The balance, if any, will be temporarily provided by commercial paper.

In May 1994, the board of directors of FPL Group announced a change in financial strategy. The key elements of the new strategy include a revised dividend payout ratio and a common stock repurchase program.
The targeted dividend payout ratio will be 60-65% of prior year's earnings, equating to a current quarterly common stock dividend of 42 cents per share ($1.68 annually). The FPL Group board of directors authorized the repurchase of 10 million shares of common stock over the next three years. An effort is being made to repurchase a total of four million shares by year-end. Through September 1994, 3.7 million shares have been repurchased.

For information concerning capital commitments, see Note 2. For a discussion of changes in capitalization, see Note 1.

        PART II - OTHER INFORMATION

Item 5.  Other Information

(1) Reference is made to Item 1. Business - Utility Operations - Employees in FPL Group's 1993 Form 10-K.

           FPL's collective bargaining agreement with the International Brotherhood of Electrical Workers (IBEW), which expired
           October 31, 1994, has been automatically extended for a period of one year. However, the FPL and the IBEW negotiating committees have agreed on a contract proposal, which is subject to ratification by the membership in late November 1994. The IBEW negotiating committee has unanimously recommended the approval of the contract proposal.

(2) Reference is made to Item 1. Business - Utility Operations - Fuel in FPL Group's 1993 Form 10-K and Item 5(3) in FPL Group Form 10-Q for the quarter ended March 31, 1994.

           In August 1994, the FPSC approved the accelerated recovery of the costs required to convert Manatee Units Nos. 1 and  2 to burn
           Orimulsion, a low cost fuel oil substitute.   The FPSC also found
           that FPL's decision to convert the Manatee units to burn Orimulsion was prudent and reasonable. FPL is seeking environmental approvals.

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit
           Number                      Description

            *4(a) Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through December 17, 1990 (filed as Exhibit 4(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

            *4(b)  Bylaws of FPL Group, as amended November 15,
                   1993 (filed as Exhibit 3(ii) to Form 10-K for the year ended December 31, 1993, File No. 1-8841)

            *4(c) Rights Agreement dated as of June 16, 1986 between FPL Group, Inc. and the First National Bank of Boston (filed as Exhibit 4(e) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

            *4(d)  Mortgage and Deed of Trust dated as of January 1,
                   1944, and Ninety-five Supplements thereto between FPL and Bankers Trust Company and The Florida
                   National Bank of Jacksonville (now First Union
                   National Bank of Florida) Trustees (as of
                   September 2, 1992, the sole trustee is Bankers Trust Company) (filed as Exhibit B-3, File No. 2-4845;
                   Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a),
                   File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093;
                   Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit
                   4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No.
                   2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit
                   4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File
                   No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit
                   2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195;
                   Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c),
                   File No. 2-30542; Exhibit 2(c), File No. 2-33038;
                   Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File
                   No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502;
                   Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c),
                   File No. 2-52826; Exhibit 2(c), File No. 2-53272;
                   Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413;
                   Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239;
                   Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File
                   No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e),
                   File No. 2-75762; Exhibit 4(c), File No. 2-77629;
                   Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File
                   No. 33-18669; Exhibit 99(a) to Post-Effective
                   Amendment No. 1 to Form S-3, File No. 33-46076;
                   Exhibit 4(b) to Form 10-K for the year ended
                   December 31, 1993, File No. 1-3545; and Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545)

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

           *10(j)  Employment Agreement between FPL Group and
                   James L. Broadhead dated as of December 13, 1993 (filed as Exhibit 10(j) to Form 10-K for the year ended December 31, 1993, File No. 1-8841)

           *10(k) Annual Incentive Plan dated as of March 31, 1994 (filed as Exhibit 10(k) to Form 10-Q for the quarter ended March 31, 1994, File No. 1-8841)

           *10(l) Long-Term Incentive Plan dated as of February 14, 1994 (filed as Exhibit 10(l) to Form 10-Q for the quarter ended March 31, 1994, File No. 1-8841)

           *10(m)  Employment Agreement between FPL and Jerome
                   H. Goldberg dated July 25, 1994 (filed as Exhibit 10(m) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-8841)

            27     Financial Data Schedule

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

Date:  November 10, 1994