Form 10-K405
period 1994-12-31
FPL GROUP INC
filed 1995-03-20
CIK 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, D.C. 20549

                 FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995 (based on the closing market price on the Composite Tape on February 28, 1995) was $6,678,699,725 (determined by subtracting from the number of shares outstanding on that date the number of shares held by directors and officers of the registrant).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

Common Stock, $.01 Par Value, outstanding at February 28, 1995:
186,442,735 shares

    DOCUMENTS INCORPORATED BY REFERENCE

Incorporated documents
(to the extent indicated herein)                             Part of Form 10-K
Portions of Definitive Proxy Statement for
the 1995 Annual Meeting of Shareholders                      Part III

                DEFINITIONS


Acronyms and defined terms used in the text include the following:

Term                                        Meaning
AFUDC                              Allowance for funds used during construction
capacity clause                    Capacity Cost Recovery Clause
charter                            Restated Articles of Incorporation, as amended
common stock                       Common Stock of FPL Group, Inc.
conservation clause                Energy Conservation Cost Recovery Clause
DOE                                United States Department of Energy
EMF                                Electric and magnetic fields
environmental clause               Environmental Compliance Cost Recovery Clause
ESI                                ESI Energy, Inc.
EWG                                Exempt Wholesale Generator
FDEP                               Florida Department of Environmental Protection
FERC                               Federal Energy Regulatory Commission
FGT                                Florida Gas Transmission Company
FMPA                               Florida Municipal Power Agency
FPL                                Florida Power & Light Company
FPL Group                          FPL Group, Inc.
FPL Group Capital                  FPL Group Capital Inc
FPSC                               Florida Public Service Commission
fuel clause                        Fuel and Purchased Power Cost Recovery Clause
Holding Company Act                Public Utility Holding Company Act of 1935, as amended
JEA                                Jacksonville Electric Authority
kv                                 Kilovolt
kva                                Kilovolt-ampere
kwh                                Kilowatt-hour
Management's Discussion            Item 7. Management's Discussion and Analysis of Financial Condition and
                                     Results of Operations
mortgage                           FPL's Mortgage and Deed of Trust dated as of January 1, 1944, as supplemented and amended
mw                                 Megawatt(s)
Note                               Note      to Consolidated Financial Statements
NRC                                United States Nuclear Regulatory Commission
oil-backout clause                 Oil-Backout Cost Recovery Clause
PURPA                              Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities              Non-utility power production facilities meeting the requirements of a
                                     Qualifying Facility under the PURPA
ROE                                Return on Equity
SJRPP                              St. Johns River Power Park
Southern Companies                 Alabama Power Company, Georgia Power Company, Gulf Power Company,
                                     Mississippi Power Company and Savannah Electric & Power Company
Telesat                            Telesat Cablevision, Inc.
Turner                             Turner Foods Corporation
/TABLE

                   PART I

Item 1.  Business

              FPL GROUP, INC.

FPL Group, incorporated under the laws of Florida in 1984, is a public utility holding company (as defined in the Holding Company
Act) that is engaged, through its subsidiaries, in electric utility and other operations.

FPL Group is exempt from substantially all of the provisions of the Holding Company Act on the basis that FPL Group's and FPL's businesses are predominantly intrastate in character and carried on substantially in a single state, in which both are incorporated. FPL Group, together with its subsidiaries, employs approximately 12,100 persons.

Utility operations are conducted through FPL, which is engaged in the generation, transmission, distribution and sale of electric energy. Other operations are conducted through FPL Group Capital and its subsidiaries and consist mainly of investments in non-utility energy projects and agricultural operations.

             UTILITY OPERATIONS

General. FPL, a wholly-owned subsidiary of FPL Group, supplies electric service throughout most of the east and lower west coasts of Florida. This service territory contains 27,650 square miles with a population of approximately 6.5 million. During 1994, FPL served approximately 3.4 million customer accounts. Operating revenues amounted to approximately $5.3 billion, of which about 55% was derived from residential customers, 35% from commercial customers, 4% from industrial customers and 6% from other sources.

Regulation. The retail operations of FPL provide approximately 97% of FPL Group's operating revenues and are regulated by the FPSC, which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters. FPL is also subject to regulation by the FERC in various respects, including the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.

FPL is subject to the jurisdiction of the NRC with respect to its nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such power plants to continuing review and regulation.

Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, electric and magnetic fields from power lines and substations, noise and aesthetics, solid waste and other environmental matters. Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. FPL estimates that capital expenditures for improvements needed to comply with environmental laws and regulations will be approximately $5 million to $16 million annually for the years 1995 through 1999. These amounts are included in FPL's projected capital expenditures set forth in Item 1.
Business - Capital Expenditures.

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

The basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system. These costs include operations and maintenance expenses, depreciation and taxes, as well as a rate of return on FPL's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base approximates FPL's weighted cost of capital, which includes its costs for debt and preferred stock and an allowed ROE. FPL's currently authorized ROE range is 11% to 13% with a midpoint of 12%. Base rates are determined in rate proceedings which occur at irregular intervals at the initiative of FPL, the FPSC or a substantially affected party.

In Florida, electric utility companies are required to file historic and projected revenue and cost data with the FPSC at least every four years. The FPSC can either reaffirm current rates and practices or take action leading to a rate proceeding. FPL is next required to file such data with the FPSC by April 30, 1995 and expects an FPSC decision in late 1995.

Fuel costs are recovered through levelized charges established pursuant to the fuel clause. These charges, which are calculated semi-annually, are based on estimated costs of fuel and estimated customer usage for the ensuing six-month period, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods.

Capacity payments to other utilities and generators for purchased power are recovered primarily through the capacity clause. Costs associated with implementing energy conservation programs are recovered through rates established pursuant to the conservation clause. Certain other non-fuel costs and the accelerated recovery of the costs of certain projects that displace oil-fired generation are recovered through the oil-backout clause. Costs of complying with federal, state and local environmental regulations are recovered through the environmental clause to the extent not included in base rates.

The FPSC has the authority to disallow recovery of costs which it considers excessive or imprudently incurred. Such costs may include operations and maintenance expenses, the cost of replacing power lost when fossil and nuclear units are unavailable and costs associated with the construction or acquisition of new facilities. Also, the FPSC does not provide any assurance that the allowed ROE will be achieved.

Competition. Competitive forces affecting the sale of electrical energy may result in a transition from cost-based to market-based pricing. Initiatives in various parts of the country have proposed changing or phasing out traditional cost-of-service regulation, particularly with regard to the generation of electricity. The California Public Utilities Commission, for example, has proposed allowing large industrial customers to purchase electricity from generators outside of the current utility's service territory by 1996. Other customers would be allowed to choose their supplier in future years, culminating in total retail competition by the year 2002. These proposals are the subject of considerable debate, and are not yet effective; however, they are an indication of increasing competitive pressures in the electric utility industry. FPL currently faces competition from other suppliers of electrical energy for wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 1994, operating revenues from wholesale and industrial customers represented 1% and 4%, respectively, of FPL's total operating revenues. Florida law does not currently permit competition among regulated and non-regulated suppliers of electrical energy for retail customers and actions such as those in California have not been proposed in Florida. However, in order to be prepared in the event that greater retail competition arises in FPL's market, FPL has instituted aggressive ongoing cost control efforts, including significant reductions in capital expenditures and workforce.

While state regulatory commissions will decide what impact, if any, competitive forces will have on retail transactions, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. In 1994, the FERC announced broad policies governing transmission access and pricing. In general, these policies may require a utility to provide to third parties access to the utility's transmission system on a basis comparable to the uses the utility makes of its own system and at comparable costs.

In 1993, FPL filed with the FERC a comprehensive revision of its service offerings in the wholesale market. FPL proposed changes to its wholesale sales tariffs for service to municipal and cooperatively-owned electric utilities, its power sharing (interchange) agreements with other utilities and expanded its transmission offerings for new services by switching from individually negotiated contracts to three tariffs of general applicability. Hearings on this filing are underway and a final decision on this case is not expected until sometime in 1997. FPL began collecting the proposed rates in 1994, subject to refund pending the final outcome of the case.

The structure and pricing of network transmission service to the FMPA, an association of municipal electric utilities operating in the state, is the subject of a separate FERC proceeding. In 1994, FPL filed its proposal for network transmission service to the FMPA in compliance with a FERC order approving FPL's pricing mechanism. The FMPA continues to dispute the appropriateness and application of this ruling.

FPL is presently a defendant in three antitrust suits, including one filed by the FMPA. The complaints include an alleged inability to utilize FPL's transmission facilities to wheel power. See Item 3. Legal Proceedings.

System Capability and Load. FPL's resources for serving load as of December 31, 1994 consist of 18,146 mw of electric power generated by FPL-owned facilities (see Item 2. Properties - Generating Facilities) and obtained through purchased power contracts. FPL intends to satisfy future load, which reflects projected annual growth in kwh sales of 2.6% over the next 5 years, through the final installment on the phased acquisition of Scherer Unit No. 4 and approximately 400 mw of additional purchased power under existing contracts with new qualifying facilities. The historic annual growth rate of kwh sales was 3.9% for the three years ended December 31, 1994. See Note 11.

Customer usage and operating revenues are typically higher during the summer months largely due to the prevalent use of air conditioning in FPL's service territory. On February 9, 1995, FPL reached an all-time energy peak demand of approximately 16,563 mw. At that time, FPL was able to meet the peak with available installed generation and purchased power and did not have to implement its 700 mw of load management resources.

Capital Expenditures. FPL's capital expenditures, including AFUDC, totaled approximately $770 million in 1994, $1.1 billion in 1993 and $1.3 billion in 1992. Capital expenditures for the 1995-99 period are expected to be $3.0 billion, including $712 million in 1995. This estimate is subject to continuing review and adjustment, and actual capital expenditures may vary from this estimate.

Nuclear Operations. FPL owns and operates four nuclear units, two at St. Lucie and two at Turkey Point. The operating licenses for St. Lucie Units Nos. 1 and 2 expire in 2016 and 2023, respectively. The operating licenses for Turkey Point Units Nos. 3 and 4 expire in 2012 and 2013, respectively. The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications. A condition of the operating license for each unit requires an approved plan for decontamination and decommissioning. FPL's current plans provide for prompt dismantlement of the Turkey Point units commencing in the year 2013. St. Lucie Unit No. 1 will be mothballed in 2016 until 2023 when dismantlement of both Unit No. 1 and Unit No. 2 will commence. See estimated cost data in Note 1.

Indications of abnormal degradation have been found in the pressurized water circulation tubes of the St. Lucie Unit No. 1 steam generators and FPL has determined that they will need to be replaced. Replacement steam generators have been ordered and are scheduled to be installed and in service by the end of 1998. The cost of replacing the steam generators by 1998 is included in FPL's projected capital expenditures set forth above. The remaining undepreciated cost of the existing steam generators and the related removal cost is being recorded in depreciation expense in approximately equal annual amounts through 1998.

Fuel. FPL's generating plants are fueled by nuclear fuel, natural gas, residual and distillate oil and coal. The diverse fuel options, along with purchased power, enable FPL to shift between sources of generation to achieve an economical fuel mix. FPL's oil requirements are obtained under short-term contracts and in the spot market.

FPL has contracts in place with FGT that satisfy substantially all of the anticipated needs for natural gas transportation over the next ten years. The existing contracts expire in 2005 and 2010, but can be extended at FPL's option. To the extent desirable, FPL can also purchase interruptible gas transportation service from FGT based on pipeline availability. FPL has a 15-year firm natural gas supply contract at market rates with an affiliate of FGT to provide approximately two-thirds of FPL's anticipated needs for natural gas volume. The remainder of FPL's gas requirements will be purchased under other contracts and in the spot market.

FPL has, through its joint ownership interest in SJRPP Units Nos. 1 and 2, long-term coal supply and transportation contracts for a significant portion of the fuel needs for those units. All of the transportation requirements and a portion of the fuel supply needs for Scherer Unit No. 4 are covered by a series of annual and long-term contracts. The remaining coal requirements will be obtained under additional contracts and in the spot market.

FPL leases nuclear fuel for all four of its nuclear units.  See
Note 10. Under the Nuclear Waste Policy Act of 1982, the DOE is required to construct permanent storage facilities and will take title to and provide transportation and storage for spent nuclear fuel for a specified fee based on current generation from nuclear power plants. Through 1994, FPL has paid approximately $290 million to the DOE for future transportation and storage. Although the DOE estimates that its storage facilities will be completed by the year 2010, there is considerable doubt within the utility industry that this schedule will be met. Currently, FPL is storing spent fuel on site and plans to provide adequate storage capacity for all of its spent nuclear fuel up to and beyond the year 2010, pending its removal by the DOE.

In 1994, FPL entered into a 20-year contract with Bitor America to purchase Orimulsion, a fuel that is an emulsion of bitumen and water and is priced equivalently to coal. The contract is contingent upon FPL obtaining an operating permit from environmental agencies to use Orimulsion at the Manatee units. The environmental permitting process is underway and final rulings are expected by late 1995. FPL has committed to purchase Orimulsion to satisfy approximately 60% of the capacity of the Manatee units, but may elect to purchase enough Orimulsion to satisfy Manatee's total capacity. See Item 2. Properties - Generating Facilities. The FPSC has authorized FPL to recover through the fuel clause on an accelerated basis the capital costs of modifying the Manatee units to burn Orimulsion as well as any incremental operating and maintenance costs. The FPSC also found that FPL's decision to convert these units to burn Orimulsion was prudent and reasonable. FPL expects to be using Orimulsion in 1998.

Electric and Magnetic Fields. In recent years, increasing public, scientific and regulatory attention has been focused on possible adverse health effects of EMF. These fields are created whenever electricity flows through a power line or an appliance. Several epidemiological (i.e., statistical) studies have suggested a linkage between EMF and certain types of cancer, including leukemia and brain cancer; other studies have been inconclusive, contradicted earlier studies or have shown no such linkage. Neither these epidemiological studies nor clinical studies have produced any conclusive evidence that EMF does or does not cause adverse health effects.

The FDEP has promulgated regulations setting standards for EMF levels within and at the edge of the rights of way for transmission lines, and FPL is in compliance with these regulations. The FDEP reviewed its EMF standards in 1992 and confirmed the field limits previously established. Future changes in the standards could require additional capital expenditures by FPL for such things as increasing the right of way corridors or relocating or reconfiguring transmission facilities. At present it is not known whether any such expenditures will be required.

In addition, litigation seeking damages for diminution of property value or personal injury is likely. FPL is presently a defendant in one suit alleging personal injury and wrongful death, resulting from EMF.

Employees. FPL had approximately 11,800 employees at December 31, 1994. Approximately 36% of the employees are represented by the International Brotherhood of Electrical Workers whose collective bargaining agreement with FPL expires October 31, 1997.

              OTHER OPERATIONS

FPL Group Capital, a wholly-owned subsidiary of FPL Group, holds the capital stock of the operating subsidiaries other than FPL and provides most of their funding. The business activities of these companies consist primarily of investments in non-utility energy projects and agricultural operations. FPL Group Capital and its subsidiaries had approximately 300 employees at December 31, 1994.

Non-Utility Energy. ESI provides equity capital, debt financing, transaction management and project development for non-utility energy projects. To date, ESI has invested in one project that qualifies as an EWG. Substantially all other projects in which it has invested are qualifying facilities under PURPA. ESI participates in 27 non-utility energy projects totalling 1,910 mw, primarily through non-controlling ownership interests in joint ventures or leveraged lease investments. Based on ESI's invested capital at December 31, 1994, the projects are concentrated in California (57%), Pennsylvania (16%) and Virginia (11%). The technologies and fuels used by the projects to produce electricity include wind, geothermal, natural gas, solar, biomass (wood), waste-to-energy and waste coal. Energy production from the non-utility energy investments is generally higher during the third quarter due to increased energy demand and resource availability.

Many of the projects in which ESI invests, particularly those located in California, operate under fixed price energy sales contracts for a period of years then convert to the purchasing utility's avoided costs. Currently, avoided cost is below the fixed price for many of these projects. Competitive initiatives in California propose phasing in market-based rather than cost-based pricing by the year 2002. The effect of these initiatives may be to lower avoided cost and, as a result, revenues paid to non-utility generators. Any decline in revenues not offset by operational or performance efficiencies would reduce ESI's earnings from or investment in these projects.

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

As of December 31, 1994, Turner owned or leased approximately 29,000 acres of citrus properties, which included 18,000 planted acres, 4,000 acres of undeveloped land and 7,000 acres of infrastructure, wet lands and reservoirs.

Other. After giving effect to transactions completed in 1994 which had no significant effect on net income, FPL Group Capital maintains a limited amount of properties held for disposition. These assets are carried at estimated net realizable value including costs to dispose. The remaining properties mainly consist of one operating real estate project, undeveloped land and certain mortgaged-backed loans. Efforts to dispose of these properties continue. FPL Group cannot estimate the timing of their ultimate disposition, but these transactions are not expected to have an adverse effect on FPL Group's net income. In March 1995, Telesat agreed to transfer the remaining wholly-owned cable television subscriber base into a limited partnership, which would remove FPL Group from the day-to-day operations of the cable television business.

EXECUTIVE OFFICERS OF THE REGISTRANT (1)(2)

        Name           Age                                Position                                  Effective Date
James L. Broadhead     59    Chairman of the Board, President and Chief Executive Officer
                               of FPL Group ....................................................   May 8, 1990
                             Chairman of the Board and Chief Executive Officer of FPL ..........   January 15, 1990
Dennis P. Coyle        56    General Counsel and Secretary of FPL Group ........................   June 1, 1991
                             General Counsel and Secretary of FPL ..............................   July 1, 1991
K. Michael Davis       48    Controller and Chief Accounting Officer of FPL Group ..............   May 13, 1991
                             Vice President, Accounting, Controller and Chief Accounting
                               Officer of FPL ..................................................   July 1, 1991
Paul J. Evanson        53    President of FPL ..................................................   January 9, 1995
Jerome H. Goldberg     63    President, Nuclear Division of FPL ................................   May 8, 1990
Lawrence J. Kelleher   47    Vice President, Human Resources of FPL Group ......................   May 13, 1991
                             Senior Vice President, Human Resources of FPL .....................   July 1, 1991
J. Thomas Petillo      50    Senior Vice President, External Affairs of FPL  ...................   July 1, 1991
Dilek L. Samil         39    Treasurer of FPL Group ............................................   May 13, 1991
                             Treasurer of FPL ..................................................   July 1, 1991
C. O. Woody            56    Senior Vice President, Power Generation of FPL ....................   July 1, 1991
Michael W. Yackira     43    Vice President, Finance and Chief Financial Officer of FPL Group ..   January 9, 1995
                             Senior Vice President, Finance and Chief Financial Officer of FPL..   January 9, 1995

(1)    The present term of office of the above executive officers extends to the first meeting of the Board of Directors after the next annual election of Directors, which is scheduled to be held on May 15, 1995.  Except as noted below, each officer has held his or her present position for five years or more and his or her employment history is continuous.
(2)    The business experience of the executive officers is as follows: Mr. Broadhead was president and chief executive officer of
       FPL Group from January 1989 to May 1990; Mr. Coyle was general counsel and vice president of FPL Group from June
       1989 to June 1991 and general counsel of FPL from March 1990 to July 1991;  Mr. Davis was formerly comptroller of FPL;
       Mr. Evanson was vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL from December 1992 to January 1995.  Prior to that, Mr. Evanson was president and chief operating officer of the Lynch Corporation, a diversified holding company; Mr. Goldberg was executive vice president of FPL from August 1989 to July 1991; Mr. Kelleher was vice president of FPL Group from June 1989 to May 1991 and chief human resources officer of FPL from May 1990 to July 1991.  Mr. Petillo was group vice president of FPL from November
       1988 to July 1991; Ms. Samil was formerly assistant treasurer of FPL Group and FPL; Mr. Woody was executive vice president of FPL from November 1987 to July 1991; and Mr. Yackira was vice president of FPL Group from April 1989 to
       May 1991, senior vice president, market and regulatory services of FPL from May 1991 to January 1995 and chief planning officer of FPL from May 1990 to May 1991.

Item 2.  Properties

FPL Group and its subsidiaries maintain properties which are adequate for their operations. The electric generating, transmission, distribution and general facilities of FPL represent approximately 49%, 12%, 32% and 7%, respectively, of FPL Group's gross investment in electric utility plant in service.

Generating Facilities. FPL has improved its ability to operate generating units at higher output levels to help meet peak loads. As a result of equipment upgrades and changes in operating procedures, FPL has gained approximately 570 mw of capacity. As of December 31, 1994, FPL had the following generating facilities:

                                                                        No. of                  Net Warm Weather
                 Facility                            Location           Units      Fuel      Peaking Capability (mw)
STEAM TURBINES
  Cape Canaveral .........................     Cocoa, FL                   2      Oil/Gas              810
  Cutler .................................     Miami, FL                   2      Gas                  215
  Fort Myers .............................     Fort Myers, FL              2      Oil                  542
  Manatee ................................     Parrish, FL                 2      Oil                1,638
  Martin .................................     Indiantown, FL              2      Oil/Gas            1,638
  Port Everglades ........................     Port Everglades, FL         4      Oil/Gas            1,237
  Riviera ................................     Riviera Beach, FL           2      Oil/Gas              574
  St. Johns River Power Park .............     Jacksonville, FL            2      Coal                 250(1)
  St. Lucie ..............................     Hutchinson Island, FL       2      Nuclear            1,553(2)
  Sanford ................................     Lake Monroe, FL             3      Oil/Gas              934
  Scherer ................................     Monroe County, GA           1      Coal                 539(3)
  Turkey Point ...........................     Florida City, FL            2      Oil/Gas              796
                                                                           2      Nuclear            1,332
COMBINED CYCLE
  Lauderdale .............................     Dania, FL                   2      Gas/Oil              860
  Martin .................................     Indiantown, FL              2      Gas                  860
  Putnam .................................     Palatka, FL                 2      Gas/Oil              498
COMBUSTION TURBINES
  Fort Myers .............................     Fort Myers, FL             12      Oil                  626
  Lauderdale .............................     Dania, FL                  24      Oil/Gas              876
  Port Everglades ........................     Port Everglades, FL        12      Oil/Gas              438
DIESEL UNITS
  Turkey Point ...........................     Florida City, FL            5      Oil                   14
TOTAL ....................................                                                          16,230

(1)    Represents FPL's 20% ownership of SJRPP Units Nos. 1 and 2, which are jointly owned with the JEA.
(2)    Excludes Orlando Utilities Commission's and the FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(3)    Represents FPL's approximately 66% ownership of Scherer Unit No. 4, which is jointly owned with the JEA and Georgia
       Power Company.  FPL has contracted to purchase an additional 11% (90 mw) undivided ownership interest in Scherer Unit
       No. 4 in June 1995.

Transmission and Distribution. FPL owns and operates 464 substations with a total capacity of 101,311,970 kva. Electric transmission and distribution lines owned and in service as of December 31, 1994 are as follows:

                                                                           Overhead Lines     Trench and Submarine
                          Nominal Voltage                                    Pole Miles           Cable Miles
500 kv ............................................................             1,050(1)                  -
230 kv ............................................................             2,189                    31
138 kv ............................................................             1,378                    45
115 kv ............................................................               637                     -
 69 kv ............................................................               167                    15
Less than 69 kv ...................................................            38,311                18,035
Total .............................................................            43,732                18,126

(1)    Includes approximately 80 miles owned jointly with the JEA.

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

Item 3.  Legal Proceedings

In October 1988, Union Carbide Corporation, the corporate predecessor of Praxair, Inc. (Praxair), filed suit against FPL and Florida Power Corporation (Florida Power) in the United States District Court for the Middle District of Florida. Praxair requested that Florida Power sell power to its facility located within FPL's service territory, and that FPL transport (wheel) the power to the facility. Florida Power and FPL denied the request as being inconsistent with Florida law and public policy. The FPSC issued a declaratory statement that FPL's denial of Praxair's request was proper and ordered FPL not to wheel power under such circumstances. The suit alleges that through a territorial agreement, FPL and Florida Power have conspired to eliminate competition for the sale of electric power to retail customers, thereby unreasonably restraining trade and commerce in violation of federal antitrust laws as contained in Section 1 of the Sherman Antitrust Act (Sherman Act). The suit seeks treble damages of an unspecified amount based on alleged higher prices paid for electricity and product sales lost. Cross motions for summary judgment were denied. Both parties are appealing the denials.

In November 1988, TEC Cogeneration, Inc., its affiliate Thermo Electron Corporation, RRD Corp. and its affiliate Rolls Royce Inc. filed suit in the United States District Court for the Southern District of Florida against FPL Group and its subsidiaries, FPL and ESI, on behalf of South Florida Cogeneration Associates (SFCA), a joint venture which since 1986 has operated a cogeneration facility for Metropolitan Dade County within FPL's service territory in Miami, Florida. The suit alleges that the defendants have engaged in anti-competitive conduct intended to prevent and defeat competition from cogenerators within FPL's service territory, and from SFCA's Metropolitan Dade County facility in particular. It alleges that the defendants' actions constitute monopolization and attempts to monopolize in violation of Section 2 of the Sherman Act; conspiracy in restraint of trade in violation of Section 1 of the Sherman Act; unlawful discrimination in prices, services or facilities in violation of Section 2 of the Clayton Act; and intentional interference with SFCA's contractual relationship with Metropolitan Dade County in violation of Florida law. The suit seeks damages in excess of $100 million, before trebling under antitrust law, plus other unspecified compensatory and punitive damages. A motion for summary judgment by FPL Group, FPL and ESI has been denied. FPL Group, FPL and ESI are appealing the denial.

In December 1991, the FMPA, an association of municipal electric utilities operating in the state, filed a suit against FPL in the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida. The suit was subsequently removed to the United States District Court for the Middle District of Florida. The FMPA alleges that FPL is in breach of a "contract," consisting of several different documents, by refusing to provide transmission service to the FMPA and its members on the FMPA's terms. The FMPA also alleges that FPL has violated federal and Florida antitrust laws by monopolizing or attempting to monopolize the provision, coordination and transmission of electric power in FPL's area of operation by refusing to provide transmission service or to permit the FMPA to invest in and use FPL's transmission system on the FMPA's terms. The FMPA seeks $140 million in damages, before trebling for the antitrust claim, and asks the court to require FPL: to transmit electric power among the FMPA and its members on "reasonable terms and conditions"; to permit the FMPA to contribute to and use FPL's transmission system on "reasonable terms and conditions"; and to recognize the FMPA transmission investments as part of FPL's transmission system such that the FMPA can obtain transmission on a basis equivalent to FPL or, alternatively, to provide transmission service equivalent to such FMPA transmission ownership. In December 1993, the District Court granted summary judgment in favor of FPL. The FMPA has appealed.

In November 1989, Johnson Enterprises of Jacksonville, Inc. (Johnson Enterprises) filed suit in the United States District Court for the Middle District of Florida against FPL Group, FPL Group Capital and Telesat, a subsidiary of FPL Group Capital. The suit alleged breach of contract, fraud, violation of racketeering statutes and several other claims. Plaintiff claimed more than $24 million in compensatory damages, treble damages under racketeering statutes, punitive damages and attorneys' fees. The trial court entered a judgment in favor of FPL Group and Telesat on nine of twelve counts, including all of the racketeering and fraud claims, and in favor of FPL Group Capital on all counts. It also denied all parties' claims for attorneys' fees. However, the jury in the case awarded the contractor damages totaling approximately $6 million against FPL Group and Telesat for breach of contract and tortious interference. All parties have appealed.

FPL Group believes that it and its subsidiaries have meritorious defenses to all of the litigation described above and is vigorously defending these suits. Accordingly, the liabilities, if any, arising from these proceedings are not anticipated to have a material adverse effect on FPL Group's financial statements. However, in the event that FPL Group does not prevail in these suits, there may be a material adverse effect on FPL Group's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
None
                  PART II

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters

Common Stock Data. FPL Group's common stock is traded on the New York Stock Exchange. The high and low sales prices for the common stock of FPL Group as reported in the consolidated transaction reporting system of the New York Stock Exchange for each quarter during the past two years are as follows:

                          Quarter                                            1994                       1993
                                                                       High         Low           High         Low
First .......................................................        $39 1/8      $32 3/8       $39 5/8      $36 1/8
Second ......................................................        $35 3/4      $26 7/8       $38 5/8      $36 1/2
Third .......................................................        $32 1/2      $29 7/8       $41          $37 5/8
Fourth ......................................................        $35 3/4      $31           $40 3/8      $35 1/2
/TABLE

Approximate Number of Stockholders. As of the close of business on February 28, 1995, there were 80,648 holders of record of FPL Group's common stock.

Dividends. Quarterly dividends have been paid on common stock of FPL Group during the past two years in the following amounts:

                                            Quarter                                                    1994      1993
First .........................................................................................       $0.62     $0.61
Second ........................................................................................       $0.42     $0.62
Third .........................................................................................       $0.42     $0.62
Fourth ........................................................................................       $0.42     $0.62

The amount and timing of dividends payable on common stock are within the sole discretion of FPL Group's board of directors. In May 1994, FPL Group's board of directors announced a change in dividend policy which included a revised dividend payout ratio target of approximately 60% of prior year's earnings and changing the date the board reviews the dividend rate from May to February. The ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. Given FPL's current financial condition, there are no restrictions in effect that currently limit FPL's ability to pay dividends to FPL Group. See Management's Discussion - Liquidity and Capital Resources.

Item 6.  Selected Financial Data

Certain amounts included in prior years' selected financial data were reclassified to conform to current year's presentation.

                                                             Years Ended December 31,
                                   1994             1993           1992              1991                1990
                                               (Thousands of Dollars, except per share amounts)
SELECTED FINANCIAL DATA:
Operating revenues ...........  $ 5,422,659    $ 5,311,685      $ 5,186,325    $ 5,238,368        $ 5,074,472
Income from continuing
  operations .................  $   518,711    $   428,749(1)   $   466,949    $   376,148(1)     $   298,175(2)
Net income (loss) ............  $   518,711    $   428,749(1)   $   466,949    $   240,578(1)(3)  $  (391,005)(2)(3)
Earnings (loss) per
  share of common stock:
    Continuing operations ....  $      2.91    $      2.30(1)   $      2.65    $      2.31(1)     $      2.18(2)
    Net income (loss) ........  $      2.91    $      2.30(1)   $      2.65    $      1.48(1)(3)  $     (2.86)(2)(3)
Dividends paid per share
  of common stock ............  $      1.88    $      2.47      $      2.43    $      2.39        $      2.34
Total assets .................  $12,617,616    $13,078,012      $12,306,305    $11,281,785        $10,802,008
Long-term debt, excluding
  current maturities .........  $ 3,864,465    $ 3,748,983      $ 3,960,096    $ 3,668,139        $ 3,852,662
Obligations under capital
  leases, excluding
  current maturities .........  $   185,647    $   271,498      $   324,198    $   279,657        $    74,887
Preferred Stock of FPL
  with sinking fund
  requirements, excluding
  current maturities .........  $    94,000    $    97,000      $   130,150    $   150,150        $   165,950

SELECTED OPERATING STATISTICS OF FPL:
Energy sales (millions
  of kwh) ....................       77,096         72,455           69,290         68,712             66,763

Energy sales:
  Residential ................         50.2%          50.2%            49.3%          50.4%              50.2%
  Commercial .................         38.8           39.3             39.0           39.6               39.7
  Industrial .................          5.0            5.4              5.9            5.9                6.1
  Interchange power sales ....          2.5            2.6              2.4            1.6                1.6
  Other(4) ...................          3.5            2.5              3.4            2.5                2.4
Total ........................        100.0%          100.0%           100.0%         100.0%             100.0%

Approximate 60-minute
  net peak served (mw):
    Summer season ............       15,179         15,266           14,661         14,123             13,754
    Winter season(5) .........       16,563         12,594           12,964         13,319             11,868

Average number of customer accounts:
  Residential ................    3,037,628      2,973,688        2,911,812      2,863,203          2,801,210
  Commercial .................      366,415        358,378          350,271        343,837            337,134
  Industrial .................       15,587         14,853           14,791         15,350             16,659
  Other ......................        2,562          3,261            4,376          4,079              3,820
Total ........................    3,422,192      3,350,180        3,281,250      3,226,469          3,158,823

Average price per kwh
  sold (cents)(6) ............         6.82           7.10             7.25           7.39               7.37

(1)    Reduced by $85 million, or $.45 per share, after-tax effect of cost reduction program in 1993 and $56 million, or $.34 per share, after-tax effect of restructuring charge in 1991.
(2)    Reduced by $63 million, or $.46 per share, after-tax charge related to the write-down of businesses to be discontinued.
(3)    Reflects the write-down in 1990 and disposition in 1991 of a subsidiary accounted for as discontinued operations.
(4)    Includes unbilled sales.
(5)    The winter season generally represents November and December of the current year and January through March of the following year.
(6)    Includes unbilled and deferred cost recovery clause revenues.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

FPL Group's operating results reflect management's continuing focus on controlling costs and on reducing the net investment in assets used in electric utility operations. Increased energy sales, combined with cost control efforts, resulted in increased earnings in 1994 despite higher depreciation expense, as well as costs associated with the consolidation of facilities and inventory reductions. Also, reduced operating expenses reflect the benefits of the 1993 cost reduction program which lowered FPL's work force by approximately 1,700 positions. The charge associated with the cost reduction program, primarily consisting of severance pay and employee retirement benefits, adversely affected net income in 1993. See Note 4.

FPL's retail operations, which represent approximately 97% of FPL Group's operating revenues, are regulated by the Florida Public Service Commission (FPSC). FPL reported a retail regulatory return on equity of 12.3%, 9.8% and 12.4% in 1994, 1993 and 1992, respectively. The return on equity range authorized by the FPSC for these periods was 11% to 13% with a midpoint of 12%.

Operating revenues from energy sales primarily consist of revenues from base rates and cost recovery clauses. Revenues from base rates were $3.2 billion, $3.0 billion and $2.9 billion in 1994, 1993 and 1992, respectively. There were no changes in base rates during those years. Revenues from cost recovery clauses (including fuel) and franchise fees represent a pass-through of costs and do not significantly affect net income. Such revenues declined in each of the years 1994, 1993 and 1992 primarily due to lower fuel costs.

Retail customer growth was 2.1%, 2.1% and 1.7% in 1994, 1993 and 1992, respectively. Customer growth, together with favorable weather conditions and an improving economy, increased energy sales in 1994 and 1993. The benefits of customer growth in 1992 were largely offset by the effects of Hurricane Andrew.

Other operations and maintenance expense in 1994 reflects management's determination to control costs and a full year of lower employee-related expenses resulting from the 1993 cost reduction program. Partially offsetting these reductions were charges associated with facilities consolidation (including capital lease terminations) and inventory reductions, as well as costs relating to the growth in customer base and placement of additional generating units in service. FPL also incurred costs relating to four planned nuclear refueling outages in 1994 compared to two in 1993. Two of the outages occurred in the fourth quarter of 1994 affecting the comparison of quarterly results. Other operations and maintenance expense in 1993 was adversely affected by the cost of supporting an increasing customer base, as well as the implementation of two new accounting standards relating to postretirement and postemployment benefits. The 1993 benefit of the cost reduction program on other operations and maintenance expense was limited as it was implemented late in the year. Other operations and maintenance expense is expected to decline in 1995, despite projected sales growth, primarily due to two fewer nuclear refueling outages, the absence of the facilities consolidation and inventory reduction charges recorded in 1994 and continuing cost control measures.

An increase in depreciation rates for generating units, as well as the accelerated write-off of plant overhaul costs from prior years, consistent with FPSC orders, resulted in higher depreciation expense in 1994. Depreciation expense in all periods reflects higher utility plant balances added to meet customer growth. A proposal by FPL to increase its nuclear decommissioning and fossil fuel plant dismantlement accruals is pending FPSC approval. In addition, FPL requested and the FPSC approved, in February 1995, the amortization of approximately $111 million of deferred litigation items over a period not to exceed five years. These actions, together with continued growth in electric utility plant, will result in higher depreciation expense in future years. See Note 1.

Allowance for funds used during construction (AFUDC) declined in 1994 due to the completion of new generating capacity placed in service in 1994 and 1993. During the past few years, FPL Group has refinanced substantially all of its existing debt with lower interest rate instruments. In addition, efforts continued in 1994 to reduce the overall debt level and replace some higher fixed interest rate debt with currently lower cost variable interest rate debt. These activities led to the decline in interest expense and preferred stock dividend requirements in 1994.

In 1994, FPL Group adopted AICPA Statement of Position (SOP) 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Under the new accounting rules, 10.6 million shares held in trust are not included in the earnings per share computation until allocated to employee accounts over the next 15 years. Additionally, compensation expense is measured at the fair value of shares allocated to employee accounts during the period and interest income on the ESOP loan held by FPL Group Capital, which was presented in other - net in 1993 and 1992, is eliminated in consolidation. The net effect of adopting SOP 93-6 was to reduce net income for 1994 by approximately $21 million and increase earnings per share by $0.05.

Planned dispositions of non-utility properties held for sale had a positive effect on cash flows, and a related reduction in other investments, but no significant effect on earnings. Income was reduced in 1993 by costs associated with the refinancing of high cost debt for the non-regulated subsidiaries. FPL's debt reacquisition costs are amortized over the remaining life of the respective debt securities, consistent with the ratemaking treatment. See Note 1.

Liquidity and Capital Resources

FPL Group's primary capital requirements consist of expenditures to meet increased electricity usage and customer growth of FPL. FPL's capital expenditures for the period 1995 through 1999, including AFUDC, are expected to be approximately $3.0 billion, including $712 million in 1995. See Note 11. FPL's capital expenditure forecast has declined significantly over the past few years as a result of continuing efforts to reduce costs and the completion of its generation expansion plan. No new generating plants are expected to be constructed before the year 2004.

Debt maturities and minimum sinking fund requirements will require cash outflows of approximately $612 million through 1999, including $87 million in 1995. See Notes 7 and 8. It is anticipated that cash requirements for construction expenditures and debt repayments in 1995 will be financed from internally generated funds. FPL Group expects no new long-term external financings in 1995; however, refinancing of existing debt or preferred stock with lower interest rate instruments, which could include variable interest rate debt, may occur based on market conditions. Excess internally generated funds may be used to reduce outstanding debt, preferred stock or common stock. Any temporary cash shortages will be met by the issuance of commercial paper. Bank lines of credit currently available to FPL Group and its subsidiaries aggregate $985 million.

FPL self-insures for damage to certain transmission and distribution properties and maintains a funded reserve to guard against storm losses. Bank lines of credit of $300 million, included in the $985 million above, are available if needed to provide cash for restoration costs. The FPSC has indicated that it would consider future storm losses in excess of the funded reserve for possible recovery from ratepayers.

In 1994, FPL Group liquidated its participation in a consolidated limited partnership, contributing to the reduction in marketable securities and other current liabilities. FPL Group Capital and its subsidiaries, primarily ESI, have guaranteed up to approximately $105 million of lease obligations, debt service payments and other payments subject to certain contingencies.

In 1993 and 1992, FPL Group's dividend payout ratio was 90% or greater. In its annual review of dividends in May 1994, the board of directors met with outside advisors and management on this issue which resulted in the adoption of a new financial policy. The key elements of this policy include a revised dividend payout ratio target of approximately 60% of prior year's earnings and acceleration of the dividend review to February of each year. In addition, the board of directors authorized the repurchase of up to 10 million shares of common stock through 1997, 4 million of which were repurchased through December 31, 1994.

FPL Group's charter does not limit the dividends that may be paid on its common stock; however, FPL's charter and mortgage contain provisions which, under certain conditions, restrict the payment of dividends and other distributions to FPL Group. Given FPL's current financial condition and level of earnings, these restrictions do not currently limit FPL's ability to pay dividends to FPL Group. At December 31, 1994, limits under FPL's charter and mortgage would allow the issuance of approximately $1.4 billion of additional unsecured debt and $5.7 billion of additional first mortgage bonds, respectively. The amount of additional first mortgage bonds that are permitted to be issued will increase as the amount of unfunded property additions increases. FPL's charter also prohibits the issuance of preferred stock unless the preferred stock coverage ratio, as prescribed, is at least 1.5; for the twelve months ended December 31, 1994 it was 2.6.

Item 8.  Financial Statements and Supplementary Data


        INDEPENDENT AUDITORS' REPORT



FPL GROUP, INC.:

We have audited the consolidated financial statements of FPL Group, Inc. and its subsidiaries, listed in the accompanying index as Item 14(a)1 of this Annual Report (Form 10-K) to the Securities and Exchange Commission for the year ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group, Inc. and its subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 10, 1995

      FPL GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME
  (In thousands, except per share amounts)

                                                                                    Years Ended December 31,
                                                                                1994          1993          1992
OPERATING REVENUES .....................................................     $5,422,659    $5,311,685    $5,186,325

OPERATING EXPENSES:
  Fuel, purchased power and interchange ................................      1,715,345     1,758,298     1,829,908
  Other operations and maintenance .....................................      1,304,046     1,321,540     1,277,669
  Depreciation and amortization ........................................        723,856       598,389       554,237
  Cost reduction program charge ........................................              -       138,000             -
  Taxes other than income taxes ........................................        530,970       526,109       497,739
    Total operating expenses ...........................................      4,274,217     4,342,336     4,159,553

OPERATING INCOME .......................................................      1,148,442       969,349     1,026,772

INTEREST EXPENSE AND OTHER (INCOME) DEDUCTIONS:
  Interest and preferred stock dividend requirements ...................        358,525       409,760       410,152
  Allowance for funds used during construction .........................        (24,031)      (66,238)      (57,782)
  Other - net ..........................................................        (12,045)      (53,421)      (53,980)
    Interest expense and other - net ...................................        322,449       290,101       298,390

INCOME BEFORE INCOME TAXES .............................................        825,993       679,248       728,382

INCOME TAXES ...........................................................        307,282       250,499       261,433

NET INCOME .............................................................     $  518,711    $  428,749    $  466,949

Earnings per share of common stock .....................................          $2.91         $2.30         $2.65
Dividends per share of common stock ....................................          $1.88         $2.47         $2.43
Average number of common shares outstanding ............................        178,009       186,777       176,458



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

      FPL GROUP, INC. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS
           (Thousands of dollars)

                                                                                                 December 31,
                                                                                             1994          1993
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant - at original cost, including nuclear fuel under capital lease.  $15,845,996   $14,838,160
  Construction work in progress ........................................................      292,645       781,435
  Other property .......................................................................      250,892       261,125
  Less accumulated depreciation and amortization .......................................    6,186,699     5,591,265
    Total property, plant and equipment - net ..........................................   10,202,834    10,289,455
CURRENT ASSETS:
  Cash and cash equivalents ............................................................       85,750       152,014
  Marketable securities - at market value (cost of $169,607) ...........................            -       171,988
  Customer receivables, net of allowances of $11,792 and $13,946 .......................      464,709       444,815
  Materials, supplies and fossil fuel stock - at average cost ..........................      309,308       329,599
  Other ................................................................................       89,880       152,941
    Total current assets ...............................................................      949,647     1,251,357
OTHER ASSETS:
  Special use funds of FPL .............................................................      435,117       378,774
  Other investments ....................................................................      489,268       606,218
  Unamortized debt reacquisition costs of FPL ..........................................      292,119       302,561
  Deferred litigation items of FPL .....................................................      110,859       110,859
  Other ................................................................................      137,772       138,788
    Total other assets .................................................................    1,465,135     1,537,200

TOTAL ASSETS ...........................................................................  $12,617,616   $13,078,012

CAPITALIZATION:
  Common shareholders' equity ..........................................................  $ 4,197,235   $ 4,100,607
  Preferred stock of FPL without sinking fund requirements .............................      451,250       451,250
  Preferred stock of FPL with sinking fund requirements ................................       94,000        97,000
  Long-term debt .......................................................................    3,864,465     3,748,983
    Total capitalization ...............................................................    8,606,950     8,397,840
CURRENT LIABILITIES:
  Commercial paper .....................................................................       34,979       349,600
  Current maturities of long-term debt and preferred stock .............................       87,113       279,680
  Accounts payable .....................................................................      311,256       323,282
  Customers' deposits ..................................................................      220,787       216,140
  Accrued interest and taxes ...........................................................      199,817       204,086
  Other ................................................................................      307,696       465,829
    Total current liabilities ..........................................................    1,161,648     1,838,617
OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ....................................................    1,625,481     1,512,067
  Deferred regulatory credit - income taxes ............................................      195,906       216,546
  Unamortized investment tax credits ...................................................      302,797       323,791
  Capital lease obligations ............................................................      185,647       271,498
  Other ................................................................................      539,187       517,653
    Total other liabilities and deferred credits .......................................    2,849,018     2,841,555

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...................................................  $12,617,616   $13,078,012

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

     FPL GROUP,  INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Thousands of Dollars)

                                                                                  Years Ended December 31,
                                                                            1994            1993            1992
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................    $  518,711      $   428,749     $   466,949
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization ................................       723,856          598,389         554,237
      Increase in deferred income taxes and
        related regulatory credit ..................................        92,774           10,225         211,156
      Cost recovery clauses (1) ....................................       (82,142)         138,949        (102,977)
      Other ........................................................       128,754           93,272         (66,266)
    Net cash provided by operating activities ......................     1,381,953        1,269,584       1,063,099

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (2) .........................................      (758,690)      (1,095,502)     (1,312,127)
  Proceeds from properties held for sale ...........................       123,012           87,427          17,150
  Other ............................................................        61,744         (125,367)       (163,811)
    Net cash used in investing activities ..........................      (573,934)      (1,133,442)     (1,458,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of first mortgage bonds and other long-term debt ........       172,850        2,208,882         899,633
  Issuance of preferred stock ......................................             -          190,000         125,000
  Retirement of long-term debt and preferred stock .................      (470,720)      (2,648,170)       (699,614)
  Issuance of common stock .........................................        16,685          276,287         422,626
  Repurchase of common stock .......................................      (123,733)               -               -
  Dividends on common stock ........................................      (334,751)        (461,639)       (430,716)
  Increase (decrease) in commercial paper ..........................      (114,621)         349,600               -
  Other ............................................................       (19,993)          22,756         (13,295)
    Net cash (used) provided by financing activities ...............      (874,283)         (62,284)        303,634

Net (decrease) increase in cash and cash equivalents ...............       (66,264)          73,858         (92,055)
Cash and cash equivalents at beginning of year .....................       152,014           78,156         170,211
Cash and cash equivalents at end of year ...........................    $   85,750      $   152,014     $    78,156

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest (net of amount capitalized) ...............    $  318,405      $   350,845     $   316,826
  Cash paid for income taxes .......................................    $  239,050      $   150,227     $   115,045

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Additions to capital lease obligations ...........................    $   63,479      $    57,579     $   152,833

(1)    Represents the effect on cash flows from operating activities of the net amounts deferred or recovered under the fuel and purchased power, oil-backout, energy conservation, capacity and environmental cost recovery clauses.
(2)    Excludes allowance for equity funds used during construction.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

      FPL GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1994, 1993 and 1992


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

Regulation - The principal operating company of FPL Group is Florida Power & Light Company (FPL), a utility subject to regulation by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). As a result of such regulation, FPL follows the accounting practices set forth in Statement of Financial Accounting Standard (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 indicates that regulators can create assets and impose liabilities that would not be recorded by non-regulated entities. Recoverability of these assets is judged the same as for enterprises in general. The principal assets recorded under SFAS 71 are unamortized debt reacquisition costs and deferred litigation items, aggregating $403 million at December 31, 1994, which are presented in the other assets section of the consolidated balance sheets. The principal SFAS 71-related liabilities are deferred regulatory credit - income taxes, unamortized investment tax credits and the storm and property insurance reserve, aggregating $595 million at December 31, 1994, which are presented in the other liabilities and deferred credits section of the consolidated balance sheets. Other accounting practices followed by regulated electric utilities that differ from non-regulated entities are outlined below, including deferral of clause under or over recoveries, nuclear decommissioning and allowance for funds used during construction.

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records the estimated amount of base revenues for energy delivered to customers but not billed. Such unbilled revenues are included in customer receivables and amounted to approximately $117 million and $112 million at December 31, 1994 and 1993, respectively.

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

Electric Utility Plant, Depreciation and Amortization - The cost of additions to units of utility property is added to electric utility plant. The cost of units of property retired, less net salvage, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of property are charged to other operations and maintenance expense. At December 31, 1994, the generating, transmission, distribution and general facilities of FPL represented approximately 49%, 12%, 32% and 7%, respectively, of FPL Group's gross investment in electric utility plant in service. Substantially all electric utility plant is subject to the lien of a mortgage, securing FPL's first mortgage bonds.

Depreciation of utility property is primarily provided on a straight-line average remaining life basis and includes a provision for dismantlement. For substantially all utility property, depreciation and fossil fuel plant dismantlement studies are performed at least every four years. The most recent depreciation studies were filed with the FPSC and approved in 1994; approval of fossil fuel plant dismantlement studies also filed in 1994 is pending. The weighted annual composite depreciation rate was approximately 4.0%, 3.9% and 3.5% for the years 1994, 1993 and 1992, respectively. Excluded from the composite rate for 1994 is the accelerated write-off of certain accumulated plant overhaul costs.

Nuclear fuel costs, including a charge for spent nuclear fuel disposal, is accrued in fuel expense on a unit of production method.

Allowance for Funds Used During Construction (AFUDC) - FPL recognizes AFUDC as a noncash item which represents the allowed cost of capital used to finance a portion of FPL's construction work in progress. AFUDC is capitalized as an additional cost of utility plant and is recorded as an addition to income. The capitalization rate used in computing AFUDC was 8.26% in 1994, 8.67% from January 1993 through June 1993, 8.26% from July 1993 through December 1993 and 8.61% in 1992. FPL allocates total AFUDC between borrowed funds and other funds. The portion of AFUDC attributable to short- and long-term borrowed funds amounted to $10 million, $31 million and $27 million for the years ended December 31, 1994, 1993 and 1992, respectively.

Nuclear Decommissioning - FPL accrues nuclear decommissioning costs over the expected service life of each plant. Nuclear decommissioning studies are performed at least every five years for FPL's four nuclear units and are submitted to the FPSC for approval. The most recent studies were filed in December 1994 and are pending approval. These studies assume prompt dismantlement for the Turkey Point nuclear units commencing in the year 2013 and for St. Lucie Unit No. 2 commencing in

2023. St. Lucie Unit No. 1 will be mothballed in 2016 until St. Lucie Unit No. 2 is ready for dismantlement. Decommissioning expense accruals, included in depreciation and amortization expense in the consolidated statements of income, were $38 million for each of the years 1994, 1993 and 1992, and are projected to be $46 million for 1995 and future years. FPL's portion of the ultimate cost of decommissioning its four units, including dismantlement and reclamation, expressed in 1994 dollars, is currently estimated to aggregate $1.1 billion. At December 31, 1994 and 1993, the accumulated provision for nuclear decommissioning totaled $507 million and $445 million, respectively, and is included in accumulated depreciation.

Amounts equal to decommissioning expense are deposited in funds which may be used only for the payment of the cost of decommissioning FPL's nuclear units. Included in special use funds of FPL in the consolidated balance sheets were $373 million and $325 million of decommissioning funds at December 31, 1994 and 1993, respectively. Securities held in the decommissioning funds primarily consist of tax-exempt obligations with a weighted-average maturity of 10 years and, in 1994, are carried at market value. Any market value adjustment results in a corresponding adjustment to the accumulated provision for nuclear decommissioning. See Note 9. Fund earnings, net of taxes, are reinvested in the funds. Both fund earnings and the reinvestment of the earnings are included in other - net, resulting in no net impact on FPL Group's earnings. The related income tax effects are included in accumulated deferred income taxes.

In 1994, the Financial Accounting Standards Board (FASB) added a project to its agenda to review current accounting practices for nuclear decommissioning. The objective of the project is to determine if and when a liability for nuclear decommissioning should be recognized, how the liability should be measured and whether a corresponding asset is created. FPL is unable to predict the outcome of this project; however, these deliberations could result in a significant change to FPL Group's balance sheet. Some or all of the accumulated provision for nuclear decommissioning could be reclassified out of accumulated depreciation and presented as a liability. Additionally, the amount of the liability could be increased to the total estimated decommissioning cost stated in current dollars, or the present value of projected future dollars, with an offset to a property or other account. FPL Group expects no significant adverse effect on results of operations from potential changes currently being considered by the FASB.

Storm and Property Insurance Reserve Fund - A storm and property insurance reserve fund (storm fund) provides coverage toward storm damage costs and possible retrospective premium assessments stemming from a nuclear incident under the various insurance programs covering FPL's nuclear generating plants. Securities held in the fund are carried at market value in 1994 and are included in special use funds of FPL in the consolidated balance sheets. The related income tax effects are included in accumulated deferred income taxes. These securities primarily consist of tax-exempt obligations with a weighted-average maturity of 7 years. Any market value adjustment results in a corresponding adjustment to the storm and property insurance reserve. See Note 9. Included in special use funds in the consolidated balance sheets were $62 million and $54 million of storm funds at December 31, 1994 and 1993, respectively.

Other Investments - Included in other investments are FPL Group's non-majority owned interests in partnerships and joint ventures, essentially all of which are accounted for under the equity method. Additionally, other investments include FPL Group's participation in leveraged leases of $158 million and $155 million at December 31, 1994 and 1993, respectively.

Marketable Securities - In 1993, marketable securities and a related liability for securities sold short were held by a consolidated limited partnership and accounted for at market value. Earnings on the investments are included in other - net in the consolidated statements of income. The partnership was liquidated during 1994.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Commercial Paper - The year end weighted-average interest rate on commercial paper at December 31, 1994 and 1993 was 5.9% and 3.4%, respectively. The average annual rate for 1994 and 1993 was 4.4% and 3.2%, respectively. In 1994, $200 million of commercial paper was classified as long-term debt as FPL expects to maintain this level of commercial paper usage for the foreseeable future.

Retirement of Long-Term Debt - The excess of FPL's reacquisition cost over the book value of long-term debt is deferred and amortized to expense ratably over the remaining life of the original issue, which is consistent with its treatment in the ratemaking process. FPL Group Capital Inc (FPL Group Capital) expenses this cost in the period incurred.

Rate Matters - Deferred litigation items primarily consist of deferred costs associated with the replacement of steam generators at the Turkey Point nuclear units. In 1986, the FPSC approved recovery of these costs over five years commencing with FPL's next general rate proceeding. In February 1995, the FPSC approved FPL's request to amortize these costs over a period of no more than five years, commencing in 1995.

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities. Investment tax credits are used to reduce current federal income taxes and, in the case of FPL, are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment.

2.  Income Taxes

The components of income taxes are as follows:

                                                                                       Years Ended December 31,
                                                                                     1994        1993        1992
                                                                                       (Thousands of Dollars)
Federal:
  Current .....................................................................    $203,407    $205,233    $124,417
  Deferred:
    Premium on reacquired debt ................................................      (4,104)     41,606      10,117
    Cost reduction program ....................................................       2,378     (31,288)          -
    Depreciation and related items ............................................      (5,196)     36,213      77,543
    Cost recovery clauses .....................................................      27,115     (45,873)     33,334
    Leveraged leases ..........................................................      22,967       7,880      36,605
    Alternative minimum tax credits ...........................................      57,610      44,647     (31,302)
    Other .....................................................................     (17,635)    (24,978)     (6,404)
  Investment tax credits - net ................................................     (21,205)    (21,994)    (23,532)
      Total federal ...........................................................     265,337     211,446     220,778
State:
  Current .....................................................................      32,020      33,324      23,544
  Deferred ....................................................................       9,925       5,729      17,111
      Total state .............................................................      41,945      39,053      40,655
Total income taxes ............................................................    $307,282    $250,499    $261,433

A reconciliation between income tax expense and the income tax expense calculated at the applicable statutory rates is as follows:

                                                                                       Years Ended December 31,
                                                                                     1994        1993        1992
                                                                                       (Thousands of Dollars)
Computed at statutory federal income tax rate .................................    $289,098    $237,737    $247,650
Increases (reductions) resulting from:
  State income taxes - net of federal income tax benefit ......................      27,264      24,530      26,832
  Amortization of investment tax credits ......................................     (21,205)    (21,491)    (20,714)
  Allowance for equity funds used during construction .........................      (5,081)    (14,177)    (11,801)
  Preferred dividend requirements of FPL ......................................      13,854      14,932      14,926
  Other - net .................................................................       3,352       8,968       4,540
Total income taxes ............................................................    $307,282    $250,499    $261,433
/TABLE

The income tax effects of temporary differences giving rise to FPL Group's consolidated deferred income tax liabilities and assets are as follows:

                                                                                               December 31,
                                                                                          1994              1993
                                                                                          (Thousands of Dollars)
Deferred tax liabilities:
  Property related ................................................................    $1,715,349        $1,677,926
  Leveraged leases ................................................................       185,005           167,467
  Partnerships and joint ventures .................................................       200,587           166,376
  Unamortized debt reacquisition costs ............................................       112,368           116,556
  Other ...........................................................................        38,057            75,666
    Total deferred tax liabilities ................................................     2,251,366         2,203,991

Deferred tax assets and valuation allowance:
  Asset writedowns and capital loss carryforward ..................................       200,241           236,865
  Unamortized investment tax credits ..............................................       116,804           124,913
  Deferred regulatory credit - income taxes .......................................        75,571            83,524
  Storm and decommissioning reserves ..............................................       147,269           133,754
  Alternative minimum tax credits .................................................        43,778           106,422
  Other ...........................................................................       226,320           193,534
  Valuation allowance .............................................................      (184,098)         (187,088)
    Net deferred tax assets .......................................................       625,885           691,924
Accumulated deferred income taxes .................................................    $1,625,481        $1,512,067

In 1993, FPL Group adopted SFAS No. 109, "Accounting for Income
Taxes," which requires the use of the liability method in accounting for income taxes. At FPL, the principal effect of adopting SFAS 109 was the establishment of a new account, deferred regulatory credit - income taxes. This amount, which represents the revenue equivalent of the difference in accumulated deferred income taxes computed under SFAS 109 as compared to prior accounting rules, will be amortized over the estimated lives of the assets or liabilities which resulted in the initial recognition of the deferred tax amount. Adoption of this standard had no effect on results of operations.

The valuation allowance in 1994 and 1993 offsets a related amount of deferred tax assets recorded pursuant to SFAS 109. The primary component of the valuation allowance relates to capital loss carryforwards from the disposition of a subsidiary in a prior year. The amount of the deductible loss from this disposition was limited by Internal Revenue Service rules which are being challenged by FPL
Group.  FPL Group is unable to predict the outcome of this challenge.

3.  Employee Retirement Benefits

Pension Benefits - Substantially all employees of FPL Group and its subsidiaries are covered by a noncontributory defined benefit pension plan. Plan benefits are generally based on employees' years of service and compensation during the last years of employment. Participants are vested after five years of service.

For 1994, 1993 and 1992 the components of pension cost, net of amounts capitalized, are as follows:

                                                                                      Years Ended December 31,
                                                                                  1994          1993          1992
                                                                                       (Thousands of Dollars)
Service cost ..............................................................    $  37,423     $  36,105     $ 39,624
Interest cost on projected benefit obligation .............................       80,466        78,797       62,518
Actual return on plan assets ..............................................      (11,293)     (236,565)     (76,755)
Net amortization and deferral .............................................     (118,770)      106,894      (30,592)
Negative pension cost .....................................................      (12,174)      (14,769)      (5,205)
Effect of cost reduction program (see Note 4) .............................            -        34,463            -
FPL regulatory adjustment .................................................            -             -        5,221
Pension cost recognized in the consolidated statements of income ..........    $ (12,174)    $  19,694     $     16

Prior to 1993, an adjustment was made to reflect in the results of operations FPL's pension cost calculated under the actuarial cost method used for utility ratemaking purposes. In 1993, FPL adopted consistent pension measurements for ratemaking and financial reporting. The accumulated regulatory adjustment is being amortized to income over five years. At December 31,

1994 and 1993, the unamortized balance of this regulatory adjustment included in other liabilities was approximately $12 million and $16 million, respectively.

FPL Group funds the pension cost calculated under the entry age normal level percentage of pay actuarial cost method, provided that this amount satisfies the minimum funding standards of the Employee Retirement Income Security Act of 1974, as amended, and is not greater than the maximum tax deductible amount for the year. No contributions to the plan were required for 1994, 1993 or 1992.

A reconciliation of the funded status of the plan to the amounts recognized in the consolidated balance sheets is presented below:

                                                                                                 December 31,
                                                                                              1994          1993
                                                                                            (Thousands of Dollars)
Plan assets at fair value, primarily listed stocks and bonds ..........................    $1,620,978    $1,662,051
Actuarial present value of benefits for services rendered to date:
  Accumulated benefits based on salaries to date, including vested benefits
    of $683 million and $689 million ..................................................       734,759       740,959
  Additional benefits based on estimated future salary levels .........................       326,356       325,582
Projected benefit obligation ..........................................................     1,061,115     1,066,541
Plan assets in excess of projected benefit obligation .................................       559,863       595,510
Prior service costs not recognized in net periodic pension cost .......................       200,185       212,908
Unrecognized net asset at January 1, 1986, being amortized primarily
  over 19 years - net of accumulated amortization .....................................      (233,558)     (256,914)
Unrecognized net gain .................................................................      (511,553)     (548,741)
Prepaid pension cost ..................................................................    $   14,937    $    2,763

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75% and 7.0% for 1994 and 1993, respectively. The assumed rate of increase in future compensation levels was 5.5% for both years. The expected long-term rate of return on plan assets used in determining pension cost was 7.75% for 1994 and 1993 and 7.0% for 1992.

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

In 1993, FPL Group adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." For 1994 and 1993, the components of net periodic postretirement benefit cost, net of amounts capitalized, are as follows:

                                                                                          Years Ended December 31,
                                                                                            1994            1993
                                                                                           (Thousands of Dollars)
Service cost .........................................................................    $ 4,717         $ 5,233
Interest cost ........................................................................     17,336          14,633
Return on plan assets ................................................................       (749)         (8,130)
Amortization of transition obligation ................................................      3,485           4,064
Net amortization and deferral ........................................................     (6,156)              -
Net periodic postretirement benefit cost .............................................     18,633          15,800
Effect of cost reduction program (see Note 4) ........................................          -          29,008
Postretirement benefit cost recognized in the consolidated statements of income ......    $18,633         $44,808
/TABLE

A reconciliation of the funded status of the plan to the amounts recognized in the consolidated balance sheets is presented below:

                                                                                                December 31,
                                                                                            1994            1993
                                                                                           (Thousands of Dollars)
Plan assets at fair value, primarily listed stocks and bonds .........................    $  99,178      $ 109,372
Accumulated postretirement benefit obligation:
  Retirees ...........................................................................      166,215        177,419
  Fully eligible active plan participants ............................................        1,946          6,788
  Other active plan participants .....................................................       74,577         68,823
    Total ............................................................................      242,738        253,030
Accumulated postretirement benefit obligation in excess of plan assets ...............     (143,560)      (143,658)
Unrecognized net transition obligation (amortized over 20 years) .....................       62,732         66,217
Unrecognized net loss ................................................................       17,387         32,633
Accrued postretirement benefit liability .............................................    $  63,441      $  44,808

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for 1994 is 9.0% for retirees under age 65 and 8.0% for retirees over age 65.
These rates are assumed to decrease gradually to 5.0% by the year
2003, which is when it is anticipated that benefit costs will reach the defined level at which company contributions will be capped. The cap on FPL Group's contributions mitigates the potential significant increase in costs resulting from an increase in the health care cost trend rate. Increasing the assumed health care cost trend rate by one percentage point would increase the plan's accumulated postretirement benefit obligation as of December 31, 1994 by $7 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost of the plan for 1994 by approximately $1 million.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.0% for 1994 and 1993, respectively. The expected long-term rate of return on plan assets used in determining postretirement benefit cost was 7.75% for 1994 and 1993.

4.  Cost Reduction Program Charge

In 1993, FPL implemented a cost reduction program which resulted in a $138 million ($85 million after-tax) charge, primarily consisting of severance payments and employee retirement benefits. The impact on pension cost and postretirement benefits was approximately $34 million and $29 million, respectively, and was included as part of the total charge of $138 million. See Note 3. A total of 1,700 positions throughout FPL were eliminated.

5.  Jointly-Owned Electric Utility Plant

FPL owns approximately 85% of the St. Lucie Nuclear Unit No. 2, 20% of the St. Johns River Power Park (SJRPP) units and coal terminal and approximately 66% undivided interest in Scherer Unit No. 4. FPL expects to purchase an additional 11% undivided ownership interest in Scherer Unit No. 4 in 1995. At December 31, 1994, FPL's investment in St. Lucie Unit No. 2 was $719 million, net of accumulated depreciation of $448 million; the investment in the SJRPP units and coal terminal was $209 million, net of accumulated depreciation of $121 million; the investment in Scherer Unit No. 4 was $384 million, net of accumulated depreciation of $85 million.

FPL is responsible for its share of the operating costs, as well as providing its own financing. At December 31, 1994, there was no significant balance of construction work in progress on these facilities.

6.  Common Shareholders' Equity

The changes in common shareholders' equity accounts are as follows:

                                    Common Stock (1)      Additional                                      Common
                                             Aggregate      Paid-In        Unearned       Retained     Shareholders'
                                   Shares    Par Value      Capital      Compensation     Earnings        Equity
                                                                (In thousands)
Balances, December 31, 1991 ....   170,756     $1,708     $2,886,113     $(346,215)      $  812,241
  Net income ...................         -          -              -             -          466,949
  Issuances of common stock ....    12,032        120        429,482        (5,683)               -
  Dividends on common stock ....         -          -              -             -         (430,716)
  Earned compensation and tax
    benefits on ESOP dividends..         -          -              -        15,543            9,139
  Other ........................         -          -         (2,692)            -                -
Balances, December 31, 1992 ....   182,788      1,828      3,312,903      (336,355)         857,613
  Net income ...................         -          -              -             -          428,749
  Issuances of common stock ....     7,277         73        278,123             -                -
  Dividends on common stock ....         -          -              -             -         (461,639)
  Earned compensation and tax
    benefits on ESOP dividends..         -          -              -        15,234            5,110
  Other ........................         -          -         (1,032)            -                -
Balances, December 31, 1993 ....   190,065      1,901      3,589,994      (321,121)         829,833    $4,100,607
  Net income ...................         -          -              -             -          518,711
  Issuances of common stock ....       506          5         16,680             -                -
  Repurchase of common stock ...    (4,000)       (40)      (123,693)            -                -
  Dividends on common stock ....         -          -              -             -         (334,751)
  Earned compensation under ESOP         -          -          1,964        16,900                -
  Other ........................         -          -            852             -                -
Balances, December 31, 1994 ....   186,571(2)  $1,866     $3,485,797     $(304,221)      $1,013,793    $4,197,235

(1)    $0.01 par value, authorized - 300,000,000 shares; outstanding 186,570,549 and 190,065,570 at December 31, 1994 and
       1993, respectively.
(2)    Outstanding and unallocated shares held by the ESOP Trust totaled 10.4 million shares at December 31, 1994. Unallocated shares are excluded from average shares outstanding in the earnings per share computation.

Common Stock Dividend Restrictions - FPL Group's Charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. FPL's charter and a mortgage securing FPL's first mortgage bonds contain provisions that, under certain conditions, restrict the payment of dividends and other distributions to FPL Group. Given FPL's current financial condition and level of earnings, these restrictions do not currently limit FPL's ability to pay dividends to FPL Group.

Employee Stock Ownership Plan - The employee thrift plans of FPL
Group include a leveraged Employee Stock Ownership Plan (ESOP) feature. Shares of common stock held by the Trust for the Thrift Plans (Trust) are used to provide all or a portion of the employers' matching contributions. In 1990, the Trust borrowed funds from FPL Group
Capital, at an interest rate of 9.69% to purchase 12.4 million shares and is repaying the loan with dividends received on all shares along with cash contributions from the employers. Dividends on shares allocated to employee accounts and used by the Trust for debt service are replaced with an equivalent amount of shares of common stock at prevailing market prices. Dividends paid aggregated approximately $23 million in 1994 and $30 million in 1993 and 1992.

In 1994, FPL Group adopted American Institute of Certified Public Accountants Statement of Position (SOP) 93-6, "Employer's Accounting for Employee Stock Ownership Plans." Under the new accounting rules, unallocated shares held by the Trust were removed from the earnings per share computation until allocated to employee accounts over the next 15 years. Additionally, compensation expense totaling approximately $18 million is now measured at the fair value of shares allocated to employee accounts during the period and interest income on the ESOP loan held by FPL Group Capital is eliminated in consolidation. The net effect of adopting SOP 93-6 was to reduce net income for 1994 by approximately $21 million and increase earnings per share by $0.05.

ESOP-related unearned compensation included as a reduction of shareholders' equity at December 31, 1994 was approximately $300 million, representing 10.4 million unallocated shares at the original issue price of $29 per share. The fair value of the unearned compensation account using the closing price of FPL Group stock as reported on the Composite Tape for New York Stock Exchange listed companies as of
December 31, 1994 was approximately $364 million.

Long-Term Incentive Plan - In 1994, FPL Group's board of directors and its shareholders approved a new long-term incentive plan which replaced the prior long-term incentive plan. Under the new plan, 9 million shares of common stock are reserved and available for awards to officers and employees of FPL Group and its subsidiaries. No further awards will be made under the prior plan. Total compensation charged against earnings under the incentive plan, and the effect on earnings per share, were not material in any year. The changes in share awards under the incentive plan are as follows:

                                                                     Performance     Restricted    Non-qualified
                                                                        Shares         Stock       Option Shares
Balances, December 31, 1991 .......................................    272,981         124,244        159,797
  Granted .........................................................    106,516          60,950              -
  Exercised at $30 7/8 ............................................          -               -        (71,814)
  Paid/released ...................................................    (65,061)         (6,898)             -
  Forfeited .......................................................    (22,991)         (1,000)        (2,577)
Balances, December 31, 1992 .......................................    291,445         177,296         85,406
  Granted .........................................................     89,827               -              -
  Exercised at $30 7/8 ............................................          -               -        (35,045)
  Paid/released ...................................................    (87,169)         (6,903)             -
  Forfeited .......................................................    (14,044)         (4,070)          (285)
Balances, December 31, 1993 .......................................    280,059         166,323         50,076
  Granted .........................................................    102,720          29,000              -
  Exercised at $30 7/8 ............................................          -               -         (8,941)
  Paid/released ...................................................          -          (6,223)             -
  Forfeited .......................................................     (5,589)         (1,350)        (2,748)
Balances, December 31, 1994 .......................................    377,190(1)      187,750(2)      38,387(3)

(1)    Payment of performance shares is based on the market price of FPL Group's common stock when the related performance goal is achieved.
(2)    Shares of restricted stock were issued at market value at the date of the grant.
(3)    All outstanding options are exercisable at $30 7/8.

In conjunction with the options referred to above, stock appreciation rights have been granted in an equivalent amount. No awards of incentive stock options had been granted as of December 31, 1994.

Other - FPL Group has 19 million shares of common stock reserved for issuance under the Dividend Reinvestment and Common Share Purchase Plan and Employee Benefit Plans at December 31, 1994.

Each share of common stock has been granted a Preferred Share
Purchase Right, which is exercisable in the event of certain attempted business combinations. The Rights will cause substantial dilution to a person or group attempting to acquire FPL Group on terms not approved by FPL Group's board of directors.

7.  Preferred Stock (1)(2)

Preferred stock consists of the following:

                                                                        December 31, 1994
                                                                      Shares       Redemption        December 31,
                                                                    Outstanding       Price        1994        1993
                                                                                                (Thousands of Dollars)
Cumulative, No Par Value, authorized 10,000,000 shares at
  December 31, 1994 and 1993; without sinking fund requirements -
  $2.00 No Par Value, Series A (Involuntary      Liquidation Value
  $25 Per Share) ...............................................    5,000,000        $ 27.00     $125,000    $125,000

Cumulative, $100 Par Value, authorized 15,822,500 shares at
  December 31, 1994 and 1993:
    Without sinking fund requirements:
      4 1/2% Series ............................................      100,000         101.00       10,000      10,000
      4 1/2% Series A ..........................................       50,000         101.00        5,000       5,000
      4 1/2% Series B ..........................................       50,000         101.00        5,000       5,000
      4 1/2% Series C ..........................................       62,500         103.00        6,250       6,250
      4.32% Series D ...........................................       50,000         103.50        5,000       5,000
      4.35% Series E ...........................................       50,000         102.00        5,000       5,000
      7.28% Series F ...........................................      600,000         102.93       60,000      60,000
      7.40% Series G ...........................................      400,000         102.53       40,000      40,000
      6.98% Series S ...........................................      750,000              -(3)    75,000      75,000
      7.05% Series T ...........................................      500,000              -(3)    50,000      50,000
      6.75% Series U ...........................................      650,000              -(3)    65,000      65,000
        Total preferred stock of FPL without sinking
          fund requirements ....................................    8,262,500                    $451,250    $451,250
    With sinking fund requirements (4):
      6.84% Series Q (5) .......................................      440,000         103.65     $ 44,000    $ 48,500
      8.625% Series R (6) ......................................      500,000         105.75       50,000      50,000
        Total preferred stock of FPL with sinking
          fund requirements ....................................      940,000                      94,000      98,500
            Less current maturities ............................            -                           -       1,500
        Total preferred stock of FPL with sinking fund
          requirements, excluding current maturities ...........      940,000                    $ 94,000    $ 97,000

(1)    FPL Group's charter authorizes the issuance of 100 million shares of serial preferred stock, $.01 par value.  None of these shares is outstanding.
(2)    FPL;s charter authorizes the issuance of 5 million shares of subordinated preferred stock, no par value.  None of these shares is outstanding.  There were no issuances of preferred stock in 1994.  In 1993, FPL issued 1,900,000 shares of $100 par value preferred stock without sinking fund.  In 1992, FPL issued 5,000,000 shares of $2.00 No Par Value, Series A, preferred stock.  In 1993, FPL redeemed and retired 160,000 shares of $100 par value preferred stock without sinking fund requirements and 167,660 shares of $100 par value preferred stock with sinking fund requirements.  In 1992, FPL redeemed and retired 50,000 shares of $100 par value preferred stock without sinking fund requirements and 185,039 shares of $100 par value preferred stock with sinking fund requirements, excluding the 15,000 shares of Series Q retired under the sinking fund provision referred to below under footnote (5).
(3)    Not redeemable prior to 2003.
(4)    Minimum annual sinking fund requirements on preferred stock are approximately $4 million for each of the years 1996,
       1997, 1998 and 1999.  In the event that FPL should be in arrears on its sinking fund obligations, FPL may not pay dividends on common stock.
(5)    Entitled to a sinking fund to retire a minimum of 15,000 shares and a maximum of 30,000 shares annually from 1995 through 2026 at $100 per share plus accrued dividends.  FPL redeemed and retired 15,000 shares in 1992 and 45,000 shares in 1994, satisfying the 1993-95 minimum annual sinking fund requirement.
(6)    Entitled to a sinking fund to retire a minimum of 25,000 shares and a maximum of 50,000 shares annually from 1996 through 2015 at $100 per share plus accrued dividends.
/TABLE

8.  Long-Term Debt (1)(2)

Long-term debt consists of the following:

                                                                                              December 31,
                                                                                           1994          1993
                                                                                         (Thousands of Dollars)
Florida Power & Light Company
  First Mortgage Bonds:
    Maturing through 2000 - 4 5/8% to 9 5/8% .......................................    $  460,697    $  460,697
    Maturing 2001 through 2015 - 6 5/8% to 7 7/8% ..................................       700,000       700,000
    Maturing 2016 through 2026 - 7% to 9 3/8% ......................................     1,126,223     1,126,223
    Medium-Term Notes:
      Maturing through 2000 - 4.85% to 6.20% ......................................        280,300       280,300
      Maturing 2001 through 2015 - 5.79% to 9.4% ..................................        155,000       155,725
      Maturing 2016 through 2022 - 8% to 9.05% ....................................        148,700       148,700
    Pollution Control and Industrial Development Series -
      Maturing 2008 through 2027 - 6.1% to 11 3/8% ................................        260,705       412,565
  Pollution Control, Solid Waste Disposal and Industrial Development Revenue
    Bonds - Maturing 2021 through 2029 - variable, 3.0% and 2.4%
    average annual interest rate, respectively ....................................        373,165       200,315
  Installment Purchase and Security Contracts - Maturing 2007 - 5.9% ..............          2,000        22,990
  Commercial paper - 4.4% average annual interest rate(3) .........................        200,000             -
  Unamortized discount - net ......................................................        (39,283)      (44,450)
    Total long-term debt of FPL ...................................................      3,667,507     3,463,065
    Less current maturities .......................................................         86,350             -
    Long-term debt of FPL, excluding current maturities ...........................      3,581,157     3,463,065
FPL Group Capital Inc
  Debentures:
    Maturing 1997 - 6 1/2% ........................................................        150,000       150,000
    Maturing 2013 - 7 5/8% ........................................................        125,000       125,000
    Maturing 2017 - 8 7/8% ........................................................              -       150,000
  Bank loans - 3.7% to 4.2% in 1993 ...............................................              -       125,000
  Other long-term debt - 7.0% to 9.9% due various dates to 2013 ...................         11,320        16,399
  Unamortized discount ............................................................         (2,249)       (2,302)
    Total long-term debt of FPL Group Capital .....................................        284,071       564,097
    Less current maturities .......................................................            763       278,179
    Long-term debt of FPL Group Capital, excluding current maturities .............        283,308       285,918
  Total long-term debt ............................................................     $3,864,465    $3,748,983

(1)    Minimum annual maturities and sinking fund requirements of long-term debt for 1995-99 are approximately $87 million, $101 million, $150 million, $180 million and $230 million, respectively.
(2)    Available lines of credit aggregated approximately $985 million at December 31, 1994, all of which were based on firm commitments.
(3)    See Note 1 - Commercial Paper.

9.  Financial Instruments

The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

                                                                                 December 31,
                                                                     1994                            1993
                                                          Carrying       Estimated        Carrying       Estimated
                                                           Amount      Fair Value (1)      Amount      Fair Value (1)
                                                                           (Thousands of Dollars)
Special use funds of FPL ............................    $  435,117     $  435,117       $  378,774     $  403,841
Marketable securities ...............................    $        -     $        -       $  171,988     $  171,988
Other investments ...................................    $   65,727     $   65,727       $   82,045     $   82,045
Preferred stock with sinking fund requirements (2) ..    $   94,000     $   92,840       $   98,500     $  104,463
Long-term debt (2) ..................................    $3,951,578     $3,678,995       $4,027,162     $4,200,802

(1)    Based on quoted market prices for these or similar issues.
(2)    Includes current maturities.
/TABLE

The carrying amounts of cash equivalents and commercial paper approximate their fair values.

Special Use Funds - The cost of securities sold is determined on the specific identification method. Realized gains and losses on the nuclear decommissioning and storm funds were not material. The gross unrealized loss and the gross unrealized gain at December 31, 1994 on nuclear decommissioning reserve funds was $9 million and $2 million, respectively; the cost basis of the funds was $380 million. The estimated fair value of the storm fund approximates its cost and there were no significant gross unrealized gains or losses.

10.  Leases

FPL leases its nuclear fuel for all four of its nuclear units. Nuclear fuel lease payments, which are based on energy production and are charged to fuel expense, were $115 million, $122 million and $120 million for the years ended December 31, 1994, 1993 and 1992, respectively. Included in these payments was an interest component of $11 million, $11 million and $13 million in 1994, 1993 and 1992, respectively. Under certain circumstances of lease termination, FPL is required to purchase all nuclear fuel in whatever form at a purchase price designed to allow the lessor to recover its net investment cost in the fuel, which totaled $186 million at December 31, 1994. For ratemaking, these leases are classified as operating leases. For financial reporting, the capital lease obligation is recorded at the amount due in the event of lease termination.

FPL Group, through its subsidiaries, leases automotive, computer, office and other equipment through rental agreements with various terms and expiration dates. Rental expense totaled $26 million, $33 million and $55 million for 1994, 1993 and 1992, respectively. Minimum annual rental commitments for noncancelable operating leases are $23 million for 1995, $16 million for 1996, $7 million for 1997, $6 million for 1998, $5 million for 1999 and $11 million thereafter.

11.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to aggregate $3.0 billion, including AFUDC, for the years 1995 through 1999. FPL Group Capital and its subsidiaries, primarily ESI Energy, Inc. (ESI), have guaranteed up to approximately $105 million of lease obligations, debt service payments and other payments subject to certain contingencies.

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

FPL participates in insurance pools and other arrangements that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $77 million in retrospective premiums, and in the event of a subsequent accident at such nuclear plants during the policy period, the maximum aggregate assessment is $93 million under the programs in effect at December 31, 1994. This contingent liability would be partially offset by a portion of FPL's storm and property insurance reserve, which totaled $96 million at that date.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL Group's and FPL's financial condition.

FPL self-insures certain of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. Costs incurred under the self-insurance program will be charged against FPL's storm fund. Recovery from ratepayers of any losses in excess of the storm fund will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has entered into certain long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of the Southern Company provide approximately 1,300 megawatts (mw) of power through mid-2010 and 374 mw through 2022. FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026.
The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract obligations. The fuel contracts provide for the transportation and supply of natural gas and the supply and use of Orimulsion. Orimulsion is a new fuel which FPL expects to begin using in 1998, subject to environmental approvals. In no year are the obligations under the fuel contracts expected to exceed usage requirements.

The required capacity payments through 1999 under these contracts are estimated to be as follows:

                                                                        1995      1996      1997      1998      1999
                                                                                    (Millions of Dollars)
Capacity payments:
  JEA .............................................................    $ 80      $ 80      $ 80      $ 80      $ 90
  Southern Companies ..............................................    $140      $140      $140      $130      $130
  Qualifying Facilities ...........................................    $150      $290      $310      $310      $330
Minimum payment, at projected prices:
  Natural gas .....................................................    $230      $240      $240      $250      $260
  Orimulsion ......................................................       -         -         -      $120      $140

FPL's capacity and energy charges under these contracts were as follows:

                                                       1994 Charges           1993 Charges           1992 Charges
                                                    Capacity  Energy(1)    Capacity  Energy(1)    Capacity  Energy(1)
                                                                          (Millions of Dollars)
JEA .............................................    $ 82(2)    $ 48       $ 85(2)     $ 51       $ 85(2)     $ 48
Southern Companies ..............................    $186(3)    $124       $268(3)     $183       $377(3)     $283
Qualifying Facilities ...........................    $137(3)    $ 68       $ 60(3)     $ 40       $ 44(3)     $ 40

(1)    Recovered through the fuel and purchased power cost recovery clause (fuel clause).
(2)    Recovered through base rates and the capacity cost recovery clause (capacity clause).
(3)    Recovered through the capacity clause.

Natural gas payments, which were recovered through the fuel clause, were $232 million, $270 million and $269 million for 1994, 1993 and 1992, respectively.

Litigation - Union Carbide Corporation sued FPL and Florida Power Corporation alleging that, through a territorial agreement approved by the FPSC, they conspired to eliminate competition in violation of federal antitrust laws. Praxair, Inc., an entity that was formerly a unit of Union Carbide, has been substituted as the plaintiff. The suit seeks treble damages of an unspecified amount based on alleged higher prices paid for electricity and for product sales lost. Cross motions for summary judgment were denied. Both parties are appealing the denials.

A suit brought by the partners in a cogeneration project located in Dade County, Florida, alleges that FPL Group, FPL and ESI engaged in anti-competitive conduct intended to eliminate competition from cogenerators generally, and from their facility in particular, in violation of federal antitrust laws and wrongfully interfered with the cogeneration project's contractual relationship with Metropolitan Dade County. The suit seeks damages in excess of $100 million, before trebling under antitrust laws, plus other unspecified compensatory and punitive damages. A motion for summary judgment by FPL Group, FPL and ESI was denied. FPL Group, FPL and ESI are appealing the denial.

The Florida Municipal Power Agency (FMPA), an organization comprised of municipal electric utilities, has sued FPL for allegedly breaching a "contract" to provide transmission service to the FMPA and its members and for breaching antitrust laws by monopolizing or attempting to monopolize the provision, coordination and transmission of electric power in refusing to provide transmission service, or to permit the FMPA to invest in and use FPL's transmission system, on the FMPA's proposed terms. The FMPA seeks $140 million in damages, before trebling for the antitrust claim, and court orders requiring FPL to permit the FMPA to invest in and use FPL's transmission system on "reasonable terms and conditions" and on a basis equal to FPL. In December 1993, a district court granted summary judgement in favor of FPL. The FMPA has appealed.

A former cable installation contractor for Telesat Cablevision, Inc. (Telesat) sued FPL Group, FPL Group Capital and Telesat for breach of contract, fraud, violation of racketeering statutes and several other claims. The trial court entered a judgment in favor of FPL Group and Telesat on nine of twelve counts, including all of the racketeering and fraud claims, and in favor of FPL Group Capital on all counts.
It also denied all parties' claims for attorney's fees. However, the jury in the case awarded the contractor damages totaling approximately $6 million against FPL Group and Telesat for breach of contract and tortious interference. All parties have appealed.

FPL Group believes that it and its subsidiaries have meritorious defenses to all of the litigation described above and is vigorously defending these suits. Accordingly, the liabilities, if any, arising from these proceedings are not anticipated to have a material adverse effect on FPL Group's financial statements.

12.  Summarized Financial Information (Unaudited)

Summarized financial information of FPL Group Capital, a consolidated wholly-owned subsidiary whose debentures are guaranteed by FPL Group, is provided below:

                                                                                      Years Ended December 31,
                                                                                  1994          1993          1992
                                                                                       (Thousands of Dollars)
Operating revenues .........................................................    $80,281       $87,808       $86,316
Operating expenses .........................................................    $84,381       $88,073       $85,380
Income before extraordinary item ...........................................    $ 7,059       $ 5,175       $   734
Net income (loss) ..........................................................    $ 7,059       $(7,636)      $(4,539)

                                                                                                 December 31,
                                                                                            1994             1993
                                                                                           (Thousands of Dollars)
Current assets ......................................................................    $   84,300       $   96,387
Noncurrent assets ...................................................................    $1,005,420       $1,169,552
Current liabilities .................................................................    $   36,171       $  313,605
Noncurrent liabilities ..............................................................    $  714,115       $  619,818

13.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information for 1994 and 1993 is as follows:

                                          March 31 (1)        June 30 (1)       September 30 (1)     December 31 (1)
                                                          (In thousands, except per share amounts)
                  1994
Operating revenues ...................  $      1,178,334    $      1,442,353    $      1,512,261     $      1,289,711
Operating income .....................  $        234,679    $        288,184    $        427,486     $        198,093
Net income ...........................  $         94,439    $        125,843    $        222,244     $         76,185
Earnings per share of common stock ...  $           0.53    $           0.70    $           1.25     $           0.43
Dividends per share of common stock ..  $           0.62    $           0.42    $           0.42     $           0.42
High-low trading prices ..............  $39 1/8 - 32 3/8    $35 3/4 - 26 7/8    $32 1/2 - 29 7/8     $    35 3/4 - 31

                  1993
Operating revenues ...................  $      1,131,086    $      1,348,988    $      1,601,191     $      1,230,420
Operating income .....................  $        204,635    $        234,728    $        293,359(2)  $        236,627
Net income ...........................  $         91,950    $        110,546    $        140,522(2)  $         85,731
Earnings per share of common stock ...  $           0.50    $           0.60    $           0.75(2)  $           0.45
Dividends per share of common stock ..  $           0.61    $           0.62    $           0.62     $           0.62
High-low trading prices ..............  $39 5/8 - 36 1/8    $38 5/8 - 36 1/2    $    41 - 37 5/8     $40 3/8 - 35 1/2

(1)    In the opinion of FPL Group, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of such amounts for such periods, have been made.  Results of operations for an interim period may not give a true indication of results for the calendar year. Certain amounts included in previously reported quarterly consolidated financial statements have been reclassified to conform to the current year's presentation.
(2)    Charge resulting from cost reduction program reduced operating income by $138 million, net income by $85 million and earnings per share by $0.45. See Note 4.

14.  Subsequent Event (Unaudited)

In March 1995, FPL issued notices to call 400,000 shares of its 8.625% Preferred Stock, Series R and $66.2 million principal amount of First Mortgage Bonds, 9 3/8% Series due July 1, 2019.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None
                  PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item will be included in FPL Group's Definitive Proxy Statement which will be filed with the SEC in connection with the 1995 Annual Meeting of Shareholders (FPL Group's Proxy Statement) and is incorporated herein by reference, or is included in Part I under Executive Officers of the Registrant.

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

                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K

      (a) 1.  Financial Statements                                  Page(s)

            Independent Auditors' Report                            14
            Consolidated Statements of Income                       15
            Consolidated Balance Sheets                             16
            Consolidated Statements of Cash Flows                   17
            Notes to Consolidated Financial Statements              18-30

          2.  Financial Statement Schedules

            Schedules are omitted as not applicable or not required.

          3.  Exhibits including those Incorporated by Reference

            Exhibit
            Number                    Description

           *3(i) Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through December 17, 1990 (filed as Exhibit 4(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

          *3(ii)  Bylaws of FPL Group dated November 15, 1993
                  (filed as Exhibit 3(ii) to Form 10-K for the year ended December 31, 1993, File No. 1-8841)

           *4(a) Rights Agreement, dated as of June 16, 1986, between FPL Group, Inc. and the First National
                  Bank of Boston (filed as Exhibit 4(e) to
                  Post-Effective Amendment No. 5 to Form S-8, File
                  No. 33-18669)

           *4(b) Mortgage and Deed of Trust dated as of January 1, 1944, and Ninety-five Supplements thereto between FPL and Bankers Trust Company and The Florida National Bank of Jacksonville (now First Union National Bank of Florida), Trustees (as of September 2, 1992, the sole trustee is Bankers Trust Company) (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File
                  No. 2-11491; Exhibit 4(b)-1, File No. 2-12900;
                  Exhibit 4(b)-1, File No. 2-13255; Exhibit
                  4(b)-1, File No. 2-13705; Exhibit  4(b)-1, File
                  No.  2-13925; Exhibit 4(b)-1, File No. 2-15088;
                  Exhibit 4(b)-1, File No. 2-15677; Exhibit
                  4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File
                  No. 2-22104; Exhibit 2(c), File No. 2-23142;
                  Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No.

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

          *10(k) Annual Incentive Plan dated as of March 31, 1994 (filed as Exhibit 10(k) to Form 10-Q for the quarter ended March 31, 1994, File No. 1-8841)

          *10(l)  Long-Term Incentive Plan 1994 (filed as Exhibit
                  4(d) to Form S-8, File No. 33-57673)

          *10(m)  Employment Agreement between FPL and Jerome H.
                  Goldberg dated July 25, 1994 (filed as Exhibit
                  10(m) to Form 10-Q for the quarter ended
                  June 30, 1994, File No. 1-8841)

              21  Subsidiaries of the Registrant

              23  Independent Auditors' Consent

              27  Financial Data Schedule

* Incorporated herein by reference

      (b) Reports on Form 8-K
          None

                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              FPL Group, Inc.



             JAMES L. BROADHEAD
             James L. Broadhead
    Chairman of the Board, President and
          Chief Executive Officer
 (Principal Executive Officer and Director)

Date:  March 20, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of March 20, 1995:


MICHAEL W. YACKIRA                          K. MICHAEL DAVIS
Michael W. Yackira                          K. Michael Davis
Vice President, Finance and Chief           Controller and Chief Accounting Officer
  Financial Officer                         (Principal Accounting Officer)
(Principal Financial Officer)

Directors:


H. JESSE ARNELLE                            B. F. DOLAN
H. Jesse Arnelle                            B. F. Dolan


ROBERT M. BEALL, II                         WILLARD D. DOVER
Robert M. Beall, II                         Willard D. Dover


DAVID BLUMBERG                              PAUL J. EVANSON
David Blumberg                              Paul J. Evanson


J. HYATT BROWN                              DREW LEWIS
J. Hyatt Brown                              Drew Lewis


ARMANDO M. CODINA                           FREDERIC V. MALEK
Armando M. Codina                           Frederic V. Malek


MARSHALL M. CRISER                          PAUL R. TREGURTHA
Marshall M. Criser                          Paul R. Tregurtha

