Form 10-Q
period 1995-03-31
FPL GROUP INC
filed 1995-05-11
CIK 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

          Washington, D. C. 20549



                 FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995


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



Common Stock, $.01 Par Value, outstanding at April 30, 1995:
185,503,935 shares

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      FPL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited)



                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    1995             1994
                                                                                 (In thousands, except per
                                                                                       share amounts)
OPERATING REVENUES ...........................................................   $1,177,366      $1,178,334

OPERATING EXPENSES:
  Fuel, purchased power and interchange ......................................      344,872         364,814
  Other operations and maintenance............................................      254,991         289,983
  Depreciation and amortization ..............................................      200,283         166,995
  Taxes other than income taxes ..............................................      128,423         121,863
    Total operating expenses .................................................      928,569         943,655

OPERATING INCOME .............................................................      248,797         234,679

OTHER INCOME (DEDUCTIONS):
  Interest expense and preferred stock dividend requirements .................      (89,132)        (91,893)
  Other - net ................................................................        5,392           8,645
    Total other deductions - net .............................................      (83,740)        (83,248)

INCOME BEFORE INCOME TAXES ...................................................      165,057         151,431

INCOME TAXES .................................................................       65,217          56,992

NET INCOME ...................................................................   $   99,840      $   94,439

Earnings per share of common stock ...........................................   $     0.57      $     0.53
Dividends per share of common stock ..........................................   $     0.44      $     0.62
Average number of common shares outstanding ..................................      176,023         179,327




This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL Group, Inc.'s (FPL Group) 1994 Annual Report on Form 10-K (Form 10-K).

      FPL GROUP, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,
                                                                                   1995         December 31,
                                                                                (Unaudited)         1994
                                                                                   (Thousands of Dollars)
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant and other property - at original cost,
    including nuclear fuel and construction work in progress ...............    $16,487,420      $16,389,533
  Less accumulated depreciation and amortization ...........................      6,353,686        6,186,699
    Total property, plant and equipment - net ..............................     10,133,734       10,202,834

CURRENT ASSETS:
  Cash and cash equivalents ................................................        159,546           85,750
  Customer receivables, net of allowances of $10,370 and $11,792 ...........        390,883          464,709
  Materials, supplies and fossil fuel stock - at average cost ..............        305,917          309,308
  Other ....................................................................        147,574           89,880
    Total current assets ...................................................      1,003,920          949,647

OTHER ASSETS:
  Special use funds of FPL .................................................        466,529          435,117
  Other investments ........................................................        474,721          489,268
  Unamortized debt reacquisition costs and litigation items of FPL .........        376,233          402,978
  Other ....................................................................        144,483          137,772
    Total other assets .....................................................      1,461,966        1,465,135

TOTAL ASSETS ...............................................................    $12,599,620      $12,617,616


CAPITALIZATION:
  Common shareholders' equity ..............................................    $ 4,196,669      $ 4,197,235
  Preferred stock of FPL without sinking fund requirements .................        451,250          451,250
  Preferred stock of FPL with sinking fund requirements ....................         54,000           94,000
  Long-term debt ...........................................................      3,579,446        3,864,465
    Total capitalization ...................................................      8,281,365        8,606,950

CURRENT LIABILITIES:
  Accounts payable .........................................................        243,368          311,256
  Debt and preferred stock due within one year .............................        419,877          122,092
  Other ....................................................................        775,854          728,300
    Total current liabilities ..............................................      1,439,099        1,161,648

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ........................................      1,666,201        1,625,481
  Unamortized regulatory and investment tax credits ........................        492,585          498,703
  Other ....................................................................        720,370          724,834
    Total other liabilities and deferred credits ...........................      2,879,156        2,849,018

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .......................................    $12,599,620      $12,617,616

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL Group's 1994 Form 10-K.

      FPL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    1995             1994
                                                                                   (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ....................................................................   $  99,840     $  94,439
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .............................................     200,283       166,995
      Deferred income taxes and unamortized regulatory and investment tax credits      34,602        44,759
      Other .....................................................................      81,830        35,004
    Net cash provided by operating activities ...................................     416,555       341,197

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (1) ......................................................    (132,920)     (133,454)
  Other .........................................................................     (15,215)       18,559
    Net cash used in investing activities .......................................    (148,135)     (114,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of debt .............................................................      58,630        86,350
  Repurchase of common stock ....................................................     (28,878)            -
  Retirement of debt and preferred stock ........................................     (86,751)     (248,398)
  Dividends on common stock .....................................................     (77,523)     (111,125)
  Other .........................................................................     (60,102)      (16,213)
    Net cash used in financing activities .......................................    (194,624)     (289,386)

Net increase (decrease) in cash and cash equivalents ............................      73,796       (63,084)

Cash and cash equivalents at beginning of period ................................      85,750       152,014

Cash and cash equivalents at end of period ......................................   $ 159,546     $  88,930

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amount capitalized) ............................   $  89,713     $  90,803
  Cash paid for income taxes ....................................................   $  26,400     $   4,800

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ........................................   $  12,114     $   4,775

(1) Capital expenditures exclude allowance for equity funds used during construction.


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL Group's 1994 Form 10-K.

      FPL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with FPL Group's 1994 Form 10-K. In the opinion of FPL Group, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994, have been made.
Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Capitalization

Preferred Stock - In April 1995, FPL redeemed 400,000 shares of its 8.625% Preferred Stock, Series R, $100 Par Value.

Long-Term Debt - In March 1995, FPL sold a total of $58.6 million principal amount of Pollution Control Revenue Refunding Bonds, maturing in April 2020 and March 2027, at an initial variable interest rate of 2.9%. The proceeds, placed in trust and included in current assets - other at March 31, 1995, were used to redeem in April 1995 a like principal amount of Pollution Control Revenue Bonds, maturing in 2020 at a 10% interest rate. In April 1995, FPL redeemed $66.2 million principal amount of 9 3/8% First Mortgage Bonds, due July 2019. In addition, through April 1995, FPL purchased on the open market and retired $26 million principal amount of various series of first mortgage bonds. In early May 1995, FPL called for redemption in June 1995, $28.5 million of Pollution Control Revenue Bonds.

At March 31, 1995, $200 million of commercial paper, which previously was classified as long-term debt, has been reclassified as a current liability because FPL no longer intends to maintain this level of commercial paper usage for the foreseeable future. During the second quarter of 1995 FPL began liquidating portions of this balance.

Through April 1995, FPL Group repurchased approximately 1 million additional shares of common stock resulting in a total of 5 million shares repurchased under its share repurchase program which began last May.

2.  Commitments and Contingencies

Capital Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be $3.0 billion, including allowance for funds used during construction (AFUDC), for the years
1995 through 1999. Included in this five-year forecast are capital expenditures for 1995 of $712 million, of which $130 million, including AFUDC, had been spent through March 31, 1995.

FPL Group Capital and its subsidiaries, primarily ESI Energy, Inc. (ESI), have guaranteed up to approximately $107 million of lease obligations, debt service payments and other payments subject to certain contingencies.

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

FPL participates in insurance pools and other arrangements that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $77 million in retrospective premiums, and in the event of a subsequent accident at such nuclear plants during the policy period, the maximum aggregate assessment is $93 million under the programs in effect at March 31, 1995. This contingent liability would be partially offset by a portion of FPL's storm and property insurance reserve, which totaled $101 million at March 31, 1995.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL Group's and FPL's financial condition.

FPL self-insures certain of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. Costs incurred under the self-insurance program will be charged against FPL's storm fund. Recovery from ratepayers of any losses in excess of the storm fund will require the approval of the Florida Public Service Commission (FPSC). FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has entered into certain long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of the Southern Company provide approximately 1,300 megawatts (mw) of power through mid-2010 and 374 mw through 2022. FPL also has various firm pay-for-performance contracts to purchase approximately
1,000 mw from certain cogenerators and small power producers
(qualifying facilities) with expiration dates ranging from 2002 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract obligations. The fuel contracts provide for the transportation and supply of natural gas and the supply and use of Orimulsion. Orimulsion is a new fuel which FPL expects to begin using in 1998, subject to environmental approvals. In no year are the obligations under the fuel contracts expected to exceed usage requirements.

The required capacity payments through 1999 under these contracts are estimated to be as follows:

                                                                        1995    1996    1997    1998    1999
                                                                                (Millions of Dollars)
Capacity payments:
  JEA ..............................................................    $ 80    $ 80    $ 80    $ 80    $ 90
  Southern Companies ...............................................    $140    $140    $140    $130    $130
  Qualifying facilities ............................................    $190    $300    $310    $320    $340
Minimum payments, at projected prices:
  Natural gas ......................................................    $180    $200    $200    $210    $200
  Orimulsion .......................................................       -       -       -    $130    $160

Capacity and energy charges under these contracts were as follows:

                                                                         Three Months Ended March 31,
                                                                     1995 Charges           1994 Charges
                                                                 Capacity   Energy(1)   Capacity   Energy(1)
                                                                            (Millions of Dollars)
JEA ....................................................          $21(2)       $11        $21(2)      $10
Southern Companies .....................................          $39(3)       $21        $57(3)      $33
Qualifying facilities ..................................          $37(3)       $20        $29(3)      $15

(1)  Recovered through the fuel and purchased power cost recovery clause.
(2)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(3)  Recovered through the capacity clause.

Natural gas payments under the gas contracts, which were recovered through the fuel clause, were $67 million and $46 million for the three months ended March 31, 1995 and 1994, respectively.

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

The Florida Municipal Power Agency (FMPA), an organization comprised of municipal electric utilities, has sued FPL for allegedly breaching a "contract" to provide transmission service to the FMPA and its members and for breaching antitrust laws by monopolizing or attempting to monopolize the provision, coordination and transmission of electric power in refusing to provide transmission service, or to permit the FMPA to invest in and use FPL's transmission system, on the FMPA's proposed terms. The FMPA seeks $140 million in damages, before trebling for the antitrust claim, and court orders requiring FPL to permit the FMPA to invest in and use FPL's transmission system on "reasonable terms and conditions" and on a basis equal to FPL. In December 1993, a district court granted summary judgment in favor of FPL. The FMPA has appealed.

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

3.  Summarized Financial Information

Summarized financial information of FPL Group Capital, a consolidated wholly-owned subsidiary the debentures of which are guaranteed by FPL Group, is provided below:

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                         1995        1994
                                                                                      (Thousands of Dollars)
Operating revenues ................................................................    $21,100     $22,635
Operating expenses ................................................................    $25,923     $22,215
Net loss ..........................................................................    $(1,652)    $   (39)

                                                                                    March 31,    December 31,
                                                                                       1995          1994
                                                                                     (Thousands of Dollars)
Current assets ..................................................................   $   65,847    $   84,300
Noncurrent assets ...............................................................   $1,004,095    $1,005,420
Current liabilities .............................................................   $   42,500    $   36,171
Noncurrent liabilities ..........................................................   $  688,681    $  714,115
/TABLE

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein and
Management's Discussion and Analysis of Financial Condition and
Results of Operations appearing in FPL Group's 1994 Form 10-K. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

FPL Group's operating results for the three months ended March 31, 1995 benefitted from customer growth, combined with continued attention to cost control. Partially offsetting these factors were higher depreciation and a reduction in AFUDC.

While total operating revenues were essentially unchanged, FPL's revenues from base rates increased to $718 million for the three months ended March 31, 1995 from $695 million for the same period in 1994.
The increase was primarily due to higher retail energy sales and the effect on wholesale revenues of a brief period of cold weather in February. Retail energy sales increased 2.2%, primarily attributable to a 2.0% growth in customers. Revenues from cost recovery clauses
(including fuel) and franchise fees, which represent a pass-through of costs and do not significantly affect net income, declined due to lower fuel costs.

The decrease in other operations and maintenance expenses reflects expenses incurred in the prior year associated with a nuclear refueling outage, as well as management's ongoing efforts to control costs. The placement in service of the Martin Units Nos. 3 and 4 in February and April of 1994 resulted in an increase in depreciation expense and a decrease in AFUDC (included in other - net). Depreciation expense was further affected by an increase in nuclear decommissioning and fossil dismantlement approved on an interim basis by the FPSC and the amortization in the current period of deferred litigation items. In keeping with management's focus on reducing investment in certain assets used in utility operations, FPL requested and the FPSC approved the amortization of the deferred litigation items over a period not to exceed five years. FPL has also proposed to the FPSC a special amortization of its nuclear units totaling $30 million per year, plus an additional amount based on the level of sales achieved for 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

Based on available cash flows from operations, FPL has redeemed certain series of its preferred stock and first mortgage bonds and reduced the level of commercial paper, consistent with management's intent to further reduce debt balances. Preferred stock dividends in 1995 include the premium paid on the redemption of 400,000 shares of 8.625% Preferred Stock, Series R, $100 Par Value. See Note 1.

For information concerning capital commitments, see Note 2.

        PART II - OTHER INFORMATION

Item 5.  Other Information

(1) Reference is made to Item 1. Business - Retail Ratemaking in FPL Group's 1994 Form 10-K.

           FPL was required to file historic and projected revenues and cost data with the FPSC by April 30, 1995. FPL has received permission from the FPSC to delay this filing until July 31, 1995, pending consideration by the Florida legislature to eliminate this requirement for Florida electric utilities.

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit
           Number                       Description

            *4(a) Rights Agreement dated as of June 16, 1986 between FPL Group, Inc. and the First National Bank of Boston (filed as Exhibit 4(e) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

            *4(b)  Mortgage and Deed of Trust dated as of January 1,
                   1944, and Ninety-five Supplements thereto between FPL and Bankers Trust Company and The Florida
                   National Bank of Jacksonville (now First Union
                   National Bank of Florida) Trustees (as of
                   September 2, 1992, the sole trustee is Bankers Trust Company) (filed as Exhibit B-3, File No. 2-4845;
                   Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a),
                   File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093;
                   Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit
                   4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No.
                   2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit
                   4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File
                   No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit
                   2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195;
                   Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c),
                   File No. 2-30542; Exhibit 2(c), File No. 2-33038;
                   Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File
                   No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502;
                   Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c),
                   File No. 2-52826; Exhibit 2(c), File No. 2-53272;
                   Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413;
                   Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239;
                   Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File
                   No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e),
                   File No. 2-75762; Exhibit 4(c), File No. 2-77629;
                   Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File
                   No. 33-18669; Exhibit 99(a) to Post-Effective
                   Amendment No. 1 to Form S-3, File No. 33-46076;
                   Exhibit 4(b) to Form 10-K for the year ended
                   December 31, 1993, File No. 1-3545; and Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545)

            27     Financial Data Schedule

             * Incorporated herein by reference

(b)          Reports on Form 8-K

             None

                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              FPL GROUP, INC.
                (Registrant)




             MICHAEL W. YACKIRA
             Michael W. Yackira
          Vice President, Finance
        and Chief Financial Officer
       (Principal Financial Officer)

Date:  May 11, 1995