Form 10-Q
period 1995-06-30
FPL GROUP INC
filed 1995-08-10
CIK 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

          Washington, D. C. 20549




                 FORM 10-Q




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995


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



Common Stock, $.01 Par Value, outstanding at July 31, 1995:
185,100,435 shares
                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      FPL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited)



                                                        Three Months Ended              Six Months Ended
                                                              June 30,                     June 30,
                                                        1995           1994           1995          1994
                                                             (In thousands, except per share amounts)
OPERATING REVENUES .............................     $1,466,724     $1,442,353     $2,644,089    $2,620,688

OPERATING EXPENSES:
  Fuel, purchased power and interchange ........        458,403        473,587        803,275       838,401
  Other operations and maintenance..............        295,185        376,111        550,176       666,095
  Depreciation and amortization ................        262,808        170,196        463,091       337,191
  Taxes other than income taxes ................        138,137        134,275        266,559       256,138
    Total operating expenses ...................      1,154,533      1,154,169      2,083,101     2,097,825

OPERATING INCOME ...............................        312,191        288,184        560,988       522,863

OTHER INCOME (DEDUCTIONS):
  Interest expense and preferred stock
    dividend requirements ......................        (83,355)       (89,558)      (172,488)     (181,451)
  Other - net ..................................            914          4,886          6,307        13,531
    Total other deductions - net ...............        (82,441)       (84,672)      (166,181)     (167,920)

INCOME BEFORE INCOME TAXES .....................        229,750        203,512        394,807       354,943

INCOME TAXES ...................................         91,448         77,669        156,665       134,661

NET INCOME .....................................     $  138,302     $  125,843     $  238,142    $  220,282

Earnings per share of common stock .............     $      .79     $      .70     $     1.36    $     1.23
Dividends per share of common stock ............     $      .44     $      .42     $      .88    $     1.04
Average number of common shares outstanding ....        175,225        179,170        175,622       179,248







This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL Group, Inc.'s (FPL Group) 1994 Annual Report on Form 10-K (Form 10-K).

      FPL GROUP, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 June 30,
                                                                                   1995         December 31,
                                                                                (Unaudited)         1994
                                                                                   (Thousands of Dollars)
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant and other property - at original cost,
    including nuclear fuel and construction work in progress ...............    $16,612,825      $16,389,533
  Less accumulated depreciation and amortization ...........................      6,587,013        6,186,699
    Total property, plant and equipment - net ..............................     10,025,812       10,202,834

CURRENT ASSETS:
  Cash and cash equivalents ................................................        124,729           85,750
  Customer receivables, net of allowances of $9,705 and $11,792 ............        503,007          464,709
  Materials, supplies and fossil fuel stock - at average cost ..............        298,661          309,308
  Other ....................................................................        120,839           89,880
    Total current assets ...................................................      1,047,236          949,647

OTHER ASSETS:
  Special use funds of Florida Power & Light Company (FPL) .................        529,178          435,117
  Other investments ........................................................        495,553          489,268
  Unamortized debt reacquisition costs and litigation items of FPL .........        381,837          402,978
  Other ....................................................................        144,189          137,772
    Total other assets .....................................................      1,550,757        1,465,135

TOTAL ASSETS ...............................................................    $12,623,805      $12,617,616


CAPITALIZATION:
  Common shareholders' equity ..............................................    $ 4,240,786      $ 4,197,235
  Preferred stock of FPL without sinking fund requirements .................        451,250          451,250
  Preferred stock of FPL with sinking fund requirements ....................         50,000           94,000
  Long-term debt ...........................................................      3,464,106        3,864,465
    Total capitalization ...................................................      8,206,142        8,606,950

CURRENT LIABILITIES:
  Accounts payable .........................................................        302,286          311,256
  Debt and preferred stock due within one year .............................        325,969          122,092
  Accrued interest, taxes and other ........................................        958,833          728,300
    Total current liabilities ..............................................      1,587,088        1,161,648

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ........................................      1,598,676        1,625,481
  Unamortized regulatory and investment tax credits ........................        483,183          498,703
  Other ....................................................................        748,716          724,834
    Total other liabilities and deferred credits ...........................      2,830,575        2,849,018

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .......................................    $12,623,805      $12,617,616

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL Group's 1994 Form 10-K.
      FPL GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)


                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                      1995           1994
                                                                                    (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................................     $ 238,142      $ 220,282
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ..........................................       463,091        337,191
      Deferred income taxes and unamortized regulatory
        and investment tax credits ...........................................       (42,325)        34,022
      Other ..................................................................       217,422         45,058
    Net cash provided by operating activities ................................       876,330        636,553

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (1) ...................................................      (356,285)      (413,218)
  Other ......................................................................         4,236         96,511
    Net cash used in investing activities ....................................      (352,049)      (316,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of debt ..........................................................       110,570         86,350
  Retirement of debt and preferred stock .....................................      (361,482)      (278,858)
  Repurchase of common stock .................................................       (52,809)       (63,977)
  Dividends on common stock ..................................................      (154,532)      (186,289)
  Other ......................................................................       (27,049)        37,052
    Net cash used in financing activities ....................................      (485,302)      (405,722)

Net increase (decrease) in cash and cash equivalents .........................        38,979        (85,876)

Cash and cash equivalents at beginning of period .............................        85,750        152,014

Cash and cash equivalents at end of period ...................................     $ 124,729      $  66,138

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amount capitalized) .........................     $ 162,766      $ 160,057
  Cash paid for income taxes .................................................     $  54,400      $  66,250

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations .....................................     $  41,944      $  17,759

(1) Capital expenditures exclude allowance for equity funds used during construction.




This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 5 through 7 herein and the Notes to Consolidated Financial Statements appearing in FPL Group's 1994 Form 10-K.
      FPL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with FPL Group's 1994 Form 10-K. In the opinion of FPL Group, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three and six months ended
June 30, 1995 and 1994 and the cash flows for the six months ended
June 30, 1995 and 1994 have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Capitalization

Preferred Stock - In April 1995, FPL redeemed 400,000 shares of its 8.625% Preferred Stock, Series R, $100 Par Value.

Long-Term Debt - In March and June 1995, FPL sold approximately $59 million and $52 million principal amount of variable interest rate Pollution Control Revenue Refunding Bonds, at initial variable rates of 2.90% and 2.25%, respectively, maturing in April 2020, March 2027 and May 2029.
The proceeds were used in April and June 1995, and will be used in September 1995, to redeem a like principal amount of Pollution Control Revenue Bonds, maturing in 2019 and 2020 bearing interest at 9 5/8%
and 10%, respectively. In April 1995, FPL redeemed approximately $66 million principal amount of 9 3/8% First Mortgage Bonds, due July 2019.
In addition, through June 1995, FPL purchased on the open market and retired approximately $44 million principal amount of various series of first mortgage bonds.

In July 1995, an additional $3 million principal amount of first mortgage bonds were purchased on the open market and retired. In early August 1995, FPL called for redemption in September 1995 approximately $92 million of first mortgage bonds, designated medium-term notes, maturing in 2006 through 2022 at interest rates of 8.40% to 9.05%.

At December 31, 1994, FPL had $200 million of commercial paper classified as long-term debt. FPL no longer intends to maintain this level of commercial paper usage for the foreseeable future and, accordingly, has retired $48 million and classified the remaining $152 million of commercial paper outstanding at June 30, 1995 as a current liability.

In 1995, FPL Group repurchased approximately 1.5 million additional shares of common stock. To date, a total of approximately 5.5 million shares have been repurchased under FPL Group's share repurchase program which began in May 1994.

2.  Commitments and Contingencies

Capital Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be $3.0 billion, including allowance for funds used during construction (AFUDC), for the years
1995 through 1999. Included in this five-year forecast are capital expenditures for 1995 of $712 million, of which $353 million, including AFUDC, had been spent through June 30, 1995.

FPL Group Capital Inc (FPL Group Capital) and its subsidiaries, primarily ESI Energy, Inc. (ESI), have guaranteed up to approximately $105 million of lease obligations, debt service payments and other payments subject to certain contingencies.

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

FPL participates in insurance pools and other arrangements that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $77 million in retrospective premiums, and in the event of a subsequent accident at such nuclear plants during the policy period, the maximum aggregate assessment is $93 million under the programs in effect at June 30, 1995. FPL has a storm and property insurance reserve, which totaled approximately $107 million at June 30, 1995, for assessments under the nuclear insurance program and costs incurred under the transmission and distribution (T&D) property self-insurance program described below.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL Group's and FPL's financial condition.

FPL self-insures certain of its T&D property due to the high cost and limited coverage available from third-party insurers. Recovery from ratepayers of any losses in excess of the storm and property insurance reserve will require the approval of the Florida Public Service Commission (FPSC). FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

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

The required capacity and minimum payments through 1999 under these contracts are estimated to be as follows:

                                                                        1995    1996    1997    1998    1999
                                                                                (Millions of Dollars)
Capacity payments:
  JEA ..............................................................    $ 80    $ 80    $ 80    $ 80    $ 90
  Southern Companies ...............................................    $140    $140    $140    $130    $130
  Qualifying facilities ............................................    $190    $300    $310    $320    $340
Minimum payments, at projected prices:
  Natural gas ......................................................    $266    $200    $200    $210    $200
  Orimulsion .......................................................       -       -       -    $130    $160

Capacity, energy and fuel charges under these contracts were as follows:

                               Three Months Ended June 30,                  Six Months Ended June 30,
                            1995 Charges         1994 Charges           1995 Charges         1994 Charges
                                   Energy/              Energy/                Energy/              Energy/
                         Capacity  Fuel (1)   Capacity  Fuel (1)     Capacity  Fuel (1)   Capacity  Fuel (1)
                                                        (Millions of Dollars)
JEA ...................   $21(2)     $10       $21(2)     $12         $43(2)     $ 21      $ 42(2)    $ 22
Southern Companies ....   $39(3)     $25       $52(3)     $36         $78(3)     $ 45      $108(3)    $ 69
Qualifying facilities..   $39(3)     $18       $37(3)     $16         $76(3)     $ 38      $ 65(3)    $ 31
Natural gas ...........     -        $96         -        $69           -        $163         -       $115

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

3.  Summarized Financial Information

Summarized financial information of FPL Group Capital, a consolidated wholly-owned subsidiary, the debentures of which are guaranteed by FPL Group, is provided below:

                                                                Three Months Ended       Six Months Ended
                                                                     June 30,                June 30,
                                                                 1995        1994        1995        1994
                                                                          (Thousands of Dollars)
Operating revenues ........................................    $20,559     $23,862     $41,659     $46,497
Operating expenses ........................................    $23,155     $24,707     $49,078     $46,922
Net loss ..................................................    $(1,376)    $(1,760)    $(3,028)    $(1,799)

                                                                                     June 30,    December 31,
                                                                                       1995          1994
                                                                                     (Thousands of Dollars)
Current assets ..................................................................    $ 92,784     $   84,300
Noncurrent assets ...............................................................    $971,616     $1,005,420
Current liabilities .............................................................    $ 55,787     $   36,171
Noncurrent liabilities ..........................................................    $671,077     $  714,115
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

RESULTS OF OPERATIONS

FPL Group's net income for the three and six months ended June 30, 1995 was favorably affected by ongoing cost control measures and higher energy sales, resulting from both customer growth and increased energy usage per customer. Partially offsetting these factors were higher depreciation and lower AFUDC.

FPL's revenues from base rates increased to approximately $882 million and $1.6 billion for the three and six months ended June 30, 1995 from approximately $847 million and $1.5 billion for the same periods in 1994. The increases reflect customer growth of 1.9% and 2.0% for the three and six months ended June 30, 1995, respectively, and increases in energy usage per retail customer of 2.3% and 1.3%, primarily reflecting weather conditions. Revenues from cost recovery clauses (including fuel) and franchise fees, which represent a pass-through of costs and do not significantly affect net income, declined due to lower fuel and capacity charges.

The decrease in other operations and maintenance expenses reflects ongoing cost reduction efforts in the current year and 1994 expenses, primarily relating to nuclear refueling and consolidation of facilities, that were not incurred in 1995. FPL proposed to the FPSC a special amortization of its nuclear units in a fixed amount of $30 million per year beginning in 1995, plus an additional amount based on the level of sales achieved for 1995 and 1996. The year-to-date portion of the special nuclear amortization was recorded in the second quarter of 1995, when interim FPSC approval was received. In granting interim approval, the FPSC specified that amounts recorded as expense would remain expense items regardless of their final classification, which will be determined at the time of final FPSC review that is expected to occur in October 1995. Depreciation expense increased for the three and six months ended June 30, 1995 as a result of the special amortization of nuclear units, an increase in nuclear decommissioning and fossil dismantlement, the amortization of deferred litigation items over a period not to exceed five years, and the placement in service of the Martin
Units Nos. 3 and 4 in February and April of 1994.

LIQUIDITY AND CAPITAL RESOURCES

Based on available cash flows from operations, FPL has redeemed certain series of its preferred stock and first mortgage bonds and reduced the level of commercial paper, consistent with management's intent to further reduce debt balances. Preferred stock dividends in 1995 include the premium paid on the redemption of 400,000 shares of the 8.625% Preferred Stock, Series R, $100 Par Value. See Note 1.

For information concerning capital commitments, see Note 2.

        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of FPL Group's shareholders was held on May 15, 1995. Of the 186,373,235 shares of common stock outstanding on the record date of March 6, 1995, a total of 153,128,830 shares were represented in person or by proxy.

(b)        The following directors were elected effective May 15, 1995:

                                                                                            Votes Cast
                                                                                                   Against or
                                                                                        For         Withheld
      H. Jesse Arnelle .........................................................    149,234,219     3,894,610
      Robert M. Beall, II ......................................................    149,417,789     3,711,040
      David Blumberg ...........................................................    149,007,343     4,121,486
      James L. Broadhead .......................................................    147,292,834     5,835,995
      J. Hyatt Brown ...........................................................    149,300,724     3,828,105
      Armando M. Codina ........................................................    149,178,820     3,950,009
      Marshall M. Criser .......................................................    149,473,137     3,655,692
      B. F. Dolan ..............................................................    149,523,427     3,605,402
      Willard D. Dover .........................................................    149,433,788     3,695,041
      Paul J. Evanson ..........................................................    149,281,205     3,847,624
      Drew Lewis ...............................................................    149,340,922     3,787,907
      Frederic V. Malek ........................................................    149,313,683     3,815,146
      Paul R. Tregurtha ........................................................    149,423,585     3,705,244

    (c)(i) The vote to ratify the appointment of Deloitte & Touche LLP as independent auditors for 1995 was 149,870,242 for, 2,048,598 against and 1,209,989 abstaining.

      (ii) The vote on a shareholder proposal requesting that FPL Group adopt cumulative voting for the election of directors was 32,470,245 for, 93,922,032 against, 3,348,268 abstaining and
           23,388,284 broker non-votes.

     (iii) The vote on a shareholder proposal requesting that FPL Group adopt the Coalition for Environmentally Responsible Economies' Principles for corporate environmental accountability was 14,360,123 for, 103,865,073 against, 11,515,350 abstaining and
           23,388,283 broker non-votes.

Item 5.  Other Information

(a) Reference is made to Item 1. Business - System Capability and Load in FPL Group's 1994 Form 10-K.

           In June 1995, under a 1991 agreement with Georgia Power Company, FPL purchased an additional 11% (90 mw) ownership interest in Scherer Unit No. 4 for approximately $80 million.

(b) Reference is made to Item 1. Business - Retail Ratemaking in FPL Group's 1994 Form 10-K.

           FPL was required to file historic and projected revenues and cost data with the FPSC at least every four years. In July 1995, the Florida legislature eliminated the requirement for such filing by Florida electric utilities.

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits

           Exhibit
           Number                       Description

            *4(a) Rights Agreement dated as of June 16, 1986 between FPL Group, Inc. and the First National Bank of Boston (filed as Exhibit 4(e) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

            *4(b) Mortgage and Deed of Trust dated as of January 1, 1944, and Ninety-six Supplements thereto between FPL and Bankers Trust Company and The Florida National Bank of Jacksonville (now First Union National Bank of Florida) Trustees (as of September 2, 1992, the sole trustee is Bankers Trust Company) (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File
                   No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit
                   4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No.
                   2-13705; Exhibit 4(b)-1, File No. 2-13925;
                   Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File
                   No. 2-20501; Exhibit 4(b)-1, File No. 2-22104;
                   Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677;
                   Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542;
                   Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006;
                   Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502;
                   Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712;
                   Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242;
                   Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524;
                   Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767;
                   Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629;
                   Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076;
                   Exhibit 4(b) to Form 10-K for the year ended
                   December 31, 1993, File No. 1-3545; Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545; and Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545)

            27     Financial Data Schedule

             * Incorporated herein by reference

(b)          Reports on Form 8-K - None
                 SIGNATURES

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

Date:  August 10, 1995