Form 10-K
period 1995-12-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 1996-03-12
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, D.C. 20549

                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995

                     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission           Exact name of Registrants as specified in their charters, address of         IRS Employer Iden-
File Number             principal executive offices and Registrants' telephone number             tification Number
1-8841                                          FPL GROUP, INC.                                   59-2449419
1-3545                                   FLORIDA POWER & LIGHT COMPANY                            59-0247775
                                            700 Universe Boulevard
                                           Juno Beach, Florida 33408
                                                (407) 694-4647

State or other jurisdiction of incorporation or organization:  Florida

Securities registered pursuant to Section 12(b) of the Act:                     Name of exchange on which registered
   FPL Group, Inc.:
      Common Stock, $.01 Par Value and Preferred Share Purchase Rights          New York Stock Exchange
   Florida Power & Light Company:
      $2.00 No Par Preferred Stock, Series A                                    New York Stock Exchange
      8.75% Quarterly Income Debt Securities (Subordinated Deferrable           New York Stock Exchange
           Interest Debentures)

Securities registered pursuant to Section 12(g) of the Act:
   FPL Group, Inc.:  None
   Florida Power & Light Company:  Preferred Stock, $100 Par Value

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes X
 No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock of FPL Group, Inc. held by non-affiliates as of February 29, 1996 (based on the closing market price on the Composite Tape on February 29, 1996) was $8,222,204,624 (determined by subtracting from the number of shares outstanding on that date the number of shares held by directors and officers of FPL Group, Inc.).

Aggregate market value of the voting stock of Florida Power & Light Company held by non-affiliates as of February 29, 1996 was zero.

The number of shares of FPL Group, Inc. outstanding of each class of common stock, as of the close of the latest practicable date: Common Stock, $.01 Par Value, outstanding at February 29, 1996: 184,512,535 shares

As of February 29, 1996 there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL
Group, Inc.

    DOCUMENTS INCORPORATED BY REFERENCE

Portions of FPL Group, Inc.'s Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
       ______________________________
This combined Form 10-K represents separate filings by FPL Group, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.
                DEFINITIONS


Acronyms and defined terms used in the text include the following:

Term                                        Meaning
AFUDC                              Allowance for funds used during construction
capacity clause                    Capacity cost recovery clause
charter                            Restated Articles of Incorporation, as amended, of FPL Group or FPL, as the case may be
common stock                       Common Stock of FPL Group
conservation clause                Energy conservation cost recovery clause
DOE                                United States Department of Energy
EMF                                Electric and magnetic fields
environmental clause               Environmental compliance cost recovery clause
ESI                                ESI Energy, Inc.
EWG                                Exempt wholesale generator
FDEP                               Florida Department of Environmental Protection
FERC                               Federal Energy Regulatory Commission
FGT                                Florida Gas Transmission Company
FMPA                               Florida Municipal Power Agency
FPL                                Florida Power & Light Company
FPL Group                          FPL Group, Inc.
FPL Group Capital                  FPL Group Capital Inc
FPSC                               Florida Public Service Commission
fuel clause                        Fuel and purchased power cost recovery clause
Holding Company Act                Public Utility Holding Company Act of 1935, as amended
JEA                                Jacksonville Electric Authority
kv                                 Kilovolt
kva                                Kilovolt-ampere
kwh                                Kilowatt-hour
Management's Discussion            Item 7. Management's Discussion and Analysis of Financial Condition and
                                     Results of Operations
mortgage                           FPL's Mortgage and Deed of Trust dated as of January 1, 1944, as supplemented and amended
mw                                 Megawatt(s)
Note                               Note      to Consolidated Financial Statements
NRC                                United States Nuclear Regulatory Commission
O&M expenses                       Other operations and maintenance expenses
PURPA                              Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities              Non-utility power production facilities meeting the requirements of a qualifying facility under the PURPA
ROE                                Return on equity
SJRPP                              St. Johns River Power Park
Telesat                            Telesat Cablevision, Inc.
Thrift Plans                       FPL Group employee thrift plans
Turner                             Turner Foods Corporation
/TABLE

                   PART I

Item 1.  Business

                 FPL GROUP

FPL Group, incorporated under the laws of Florida in 1984, is a public utility holding company (as defined in the Holding Company
Act). FPL Group's principal subsidiary, FPL, is engaged in the generation, transmission, distribution and sale of electric energy. Other operations are conducted through FPL Group Capital and its subsidiaries and mainly consist of investments in non-utility energy projects and agricultural operations. FPL Group, together with its subsidiaries, employs approximately 11,400 persons.

FPL Group is exempt from substantially all of the provisions of the Holding Company Act on the basis that FPL Group's and FPL's businesses are predominantly intrastate in character and carried on substantially in a single state, in which both are incorporated.

               FPL OPERATIONS

General. FPL, incorporated under the laws of Florida in 1925 and a wholly-owned subsidiary of FPL Group, supplies electric service throughout most of the east and lower west coasts of Florida. This service territory contains 27,650 square miles with a population of approximately 6.5 million. During 1995, FPL served approximately 3.5 million customer accounts. Operating revenues were as follows:

                                          Years Ended December 31,
                                          1995     1994      1993
                                             (Millions of Dollars)
Residential ..........................   $3,097   $2,920    $2,950
Commercial ...........................    1,953    1,854     1,924
Industrial ...........................      195      189       210
Other, including unbilled revenues....      285      380       140
                                         $5,530   $5,343    $5,224

Regulation. The retail operations of FPL provided approximately 98% of FPL's operating revenues for 1995. Such operations are regulated by the FPSC which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters. FPL is also subject to regulation by the FERC in various respects, including the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.

FPL is subject to the jurisdiction of the NRC with respect to its nuclear power plants. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such power plants to continuing review and regulation.

Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, electric and magnetic fields from power lines and substations, noise and aesthetics, solid waste and other environmental matters. Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. FPL estimates that capital expenditures required to comply with environmental laws and regulations for 1996 through 1998 will not be material. These expenditures are included in FPL's projected capital expenditures set forth in Item 1.
Business - FPL Operations - Capital Expenditures.

FPL holds franchises with varying expiration dates to provide electric service in various municipalities and counties in Florida. FPL considers its franchises to be adequate for the conduct of its business.

Retail Ratemaking. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect total revenues (revenue requirements) equal to its cost of providing service, including a reasonable return on invested capital. To accomplish this, the FPSC uses various ratemaking mechanisms.

The basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system. These costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base).
The rate of return on rate base approximates FPL's weighted cost of capital, which includes its costs for debt and preferred stock and an allowed ROE. FPL's currently authorized ROE range is 11% to 13% with a midpoint of 12%. The FPSC does not provide any assurance that the allowed ROE will be achieved. Base rates are determined in rate proceedings which occur at irregular intervals at the initiative of FPL, the FPSC or a substantially affected party.

Fuel costs, which totaled approximately $1.4 billion in 1995, are recovered through levelized charges established pursuant to the fuel clause. These charges are calculated semi-annually based on estimated costs of fuel and estimated customer usage for the ensuing six-month period, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods.

Capacity payments to other utilities and generating companies for purchased power recovered through the capacity clause totaled approximately $300 million in 1995. Costs associated with implementing energy conservation programs, which totaled approximately $120 million in 1995, are recovered through rates established pursuant to the conservation clause. Costs of complying with federal, state and local environmental regulations, which totaled approximately $10 million in 1995, are recovered through the environmental clause to the extent not included in base rates.

The FPSC has the authority to disallow recovery of costs which it considers excessive or imprudently incurred. Such costs may include O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable and costs associated with the construction or acquisition of new facilities.

Competition. Competitive forces affecting the sale of electrical energy may result in a transition from cost-based to market-based pricing. Initiatives in various states have proposed changing or phasing out traditional cost-of-service regulation, particularly with regard to the generation of electricity. These initiatives are the subject of considerable debate, and are generally not yet effective; however, they are an indication of increasing competitive pressures in the electric utility industry. In Florida, such initiatives have not progressed as far as in other states. FPL currently faces competition from other suppliers of electrical energy for wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 1995, operating revenues from wholesale and industrial customers represented 1% and 4%, respectively, of FPL's total operating revenues. Florida law does not currently permit competition among regulated and non-regulated suppliers of electrical energy for retail customers. However, in order to be prepared in the event that greater retail competition arises in FPL's market, FPL has instituted aggressive ongoing cost control efforts, including significant reductions in capital expenditures and O&M expenses. FPL has also petitioned and received interim approval from the FPSC to accelerate recovery of its nuclear facilities. A final decision is expected by mid-1996. See Management's Discussion - Results of Operations.

While legislators and state regulatory commissions will decide what impact, if any, competitive forces will have on retail transactions, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. In 1994, the FERC announced broad policies governing transmission access and pricing. In 1995, the FERC expanded such policies through a broad Notice of Proposed Rulemaking that requires jurisdictional utilities to have on file at the FERC open access transmission tariffs that comply with the FERC's proposals. The rules are expected to become final in 1996. In general, these policies require a utility to provide to third parties access to the utility's transmission system on a basis comparable to the uses the utility makes of its own system and at comparable costs.

In 1993, FPL filed with the FERC a comprehensive revision of its service offerings in the wholesale market. FPL proposed changes to its wholesale sales tariffs for service to municipal and cooperatively-owned electric utilities, its power sharing (interchange) agreements with other utilities and expanded its transmission offerings for new services by switching from individually negotiated contracts to three tariffs of general applicability. In December 1995, the administrative law judge issued his initial decision, ruling in favor of FPL on some issues and against FPL on others. A final decision on this case is not expected until sometime in 1997. FPL began collecting the proposed rates in 1994, subject to refund pending the final outcome of the case.

The structure and pricing of network transmission service to the FMPA, an association of municipal electric utilities operating in the state, is the subject of a separate FERC proceeding. In 1994, FPL filed its proposal for network transmission service to the FMPA in compliance with a FERC order approving FPL's pricing mechanism. In January 1996, the FERC issued an order, which among other things, accepted FPL's proposed filing as modified by the order and ordered the proceeding closed.

FPL is a defendant in three antitrust suits, including one filed by the FMPA. The complaints include an alleged inability to utilize
FPL's transmission facilities to wheel power.  See Item 3. Legal
Proceedings.

System Capability and Load. FPL's resources for serving load as of December 31, 1995 consisted of 18,483 mw of electric power, 16,312 mw generated by FPL-owned facilities (see Item 2.
Properties - Generating Facilities) and 2,171 mw obtained through purchased power contracts. FPL intends to satisfy future load, which reflects projected compounded annual growth in kwh sales of 2.4% over the next 5 years, with approximately 120 mw of additional purchased power under existing contracts with new qualifying facilities. See
Note 10 - Contracts. The compounded annual growth rate of kwh sales was 4.8% for the three years ended December 31, 1995. Customer growth averaged 2.1% per year during the same period.

Customer usage and operating revenues are typically higher during the summer months largely due to the prevalent use of air conditioning in FPL's service territory. However, occasionally, extremely cold temperatures during the winter months result in unusually high electricity usage for a short period of time. On February 5, 1996, FPL reached an all-time energy peak demand of approximately 18,100 mw. At that time, FPL was able to meet the peak with available installed generation, purchased power and load management resources.

Capital Expenditures. FPL's capital expenditures totaled approximately $669 million in 1995, $770 million in 1994 and $1.1 billion in 1993. Capital expenditures for the 1996-98 period are expected to be approximately $1.5 billion, including $511 million in 1996. This estimate is subject to continuing review and adjustment, and actual capital expenditures may vary from this estimate. See Management's Discussion - Liquidity and Capital Resources.

Nuclear Operations. FPL owns and operates four nuclear units, two at St. Lucie and two at Turkey Point. The operating licenses for St. Lucie Units Nos. 1 and 2 expire in 2016 and 2023, respectively. The operating licenses for Turkey Point Units Nos. 3 and 4 expire in 2012 and 2013, respectively. The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications. A condition of the operating license for each unit requires an approved plan for decontamination and decommissioning. FPL's current plans provide for dismantlement of the Turkey Point units commencing in 2013. St. Lucie Unit No. 1 will be mothballed in 2016 until 2023 when dismantlement of both Unit No. 1 and Unit No. 2 will commence. See estimated cost data in Note 1 - Nuclear Decommissioning.

Fuel. FPL's generating plants are fueled by nuclear fuel, natural gas, residual and distillate oil and coal. See Note 10 - Contracts. The diverse fuel options, along with purchased power, enable FPL to shift between sources of generation to achieve an economical fuel mix. FPL's oil requirements are obtained under short-term contracts and in the spot market.

FPL has contracts in place with FGT that satisfy substantially all of the anticipated needs for natural gas transportation over the next ten years. The existing contracts expire in 2005 and 2010, but can be extended at FPL's option. To the extent desirable, FPL can also purchase interruptible gas transportation service from FGT based on pipeline availability. FPL has a 15-year firm natural gas supply contract at market rates with an affiliate of FGT to provide approximately two-thirds of FPL's anticipated needs for natural gas. The remainder of FPL's gas requirements will be purchased under other contracts and in the spot market.

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

FPL leases nuclear fuel for all four of its nuclear units.  See
Note 3. Under the Nuclear Waste Policy Act of 1982, the DOE is required to construct permanent storage facilities and will take title to and provide transportation and storage for spent nuclear fuel for a specified fee based on current generation from nuclear power plants. Through 1995, FPL has paid approximately $310 million to the DOE for future transportation and storage. Although the DOE estimates that its storage facilities will be completed by 2010, there is considerable doubt within the utility industry that this schedule will be met. Currently, FPL is storing spent fuel on site and plans to provide adequate storage capacity for all of its spent nuclear fuel up to and beyond 2010, pending its removal by the DOE.

In 1994, FPL entered into a 20-year contract with Bitor America to purchase Orimulsion, a fuel that is an emulsion of bitumen and water and is priced equivalently to coal. The contract is contingent upon FPL obtaining an operating permit from environmental agencies to use Orimulsion at the Manatee units. The environmental permitting process is underway and final rulings are expected by mid-1996. FPL has committed to purchase Orimulsion to satisfy approximately 60% of the capacity of the Manatee units, but may elect to purchase enough Orimulsion to satisfy Manatee's total capacity. See Item 2. Properties - Generating Facilities. The FPSC has authorized FPL to recover through the fuel clause on an accelerated basis the capital costs of modifying the Manatee units to burn Orimulsion as well as any incremental operating and maintenance costs. The FPSC also found that FPL's decision to convert these units to burn Orimulsion is prudent and reasonable. FPL expects to commence using Orimulsion in 1998, pending environmental approvals.

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

In addition, litigation seeking damages for diminution of property value or personal injury is likely. FPL is presently a defendant in one suit alleging personal injury and wrongful death resulting from EMF.

Employees. FPL had approximately 11,100 employees at December 31, 1995. Approximately 36% of the employees are represented by the International Brotherhood of Electrical Workers under a collective bargaining agreement with FPL expiring on October 31, 1997.

         OTHER FPL GROUP OPERATIONS

FPL Group Capital, a wholly-owned subsidiary of FPL Group, holds the capital stock of the operating subsidiaries other than FPL and provides most of their funding. The business activities of these companies consist primarily of investments in non-utility energy projects and agricultural operations.

Non-Utility Energy. ESI provides equity capital, debt financing, project development and operations management for non-utility energy projects. To date, ESI has invested in one project that qualifies as an EWG. Substantially all other projects in which it has invested are qualifying facilities under PURPA. ESI participates in 27 non-utility energy projects totaling 1,906 mw, primarily through non-controlling ownership interests in joint ventures or leveraged lease investments. Based on ESI's invested capital at December 31, 1995, the projects are concentrated in California (57%) and Pennsylvania (17%). The technologies and fuels used by the projects to produce electricity include wind, geothermal, natural gas, solar, biomass (wood), waste-to-energy and waste coal. Energy production from the non-utility energy investments is generally higher during the third quarter due to increased energy demand and resource availability.

Many of the projects in which ESI invests, particularly those located in California, operate under fixed price energy sales contracts for a period of years then convert to the purchasing utility's avoided costs. Currently, avoided cost is below the fixed price for many of these projects. Competitive initiatives in California propose phasing in market-based rather than cost-based pricing by 2002. The effect of these initiatives may be to lower avoided cost and, as a result, revenues paid to non-utility generators. Any decline in revenues not offset by operational or performance efficiencies would adversely affect ESI's earnings from and the value of its investment in these projects.

Agriculture. FPL Group Capital's agricultural subsidiary, Turner, owns and operates citrus groves in Florida. Turner's primary product is juice oranges, which are sold to processors for the premium not-from-concentrate, as well as the domestic frozen-concentrate, orange juice markets. Other products include grapefruit and specialty fruits. Turner's operations are seasonal, with the majority of the citrus harvest taking place between January and April.

As of December 31, 1995, Turner owned or leased approximately 29,000 acres of citrus properties, which included 18,000 planted acres, 4,000 acres of undeveloped land and 7,000 acres of infrastructure, wet lands and reservoirs.

Other. After giving effect to transactions completed in 1995 which had no significant effect on net income, FPL Group Capital maintains a limited amount of properties held for disposition. The remaining properties mainly consist of undeveloped land and certain mortgaged-backed loans. These assets are carried at estimated net realizable value including costs to dispose. Efforts to dispose of these properties continue. FPL Group cannot estimate the timing of their ultimate disposition, but these transactions are not expected to have an adverse effect on FPL Group's net income. In 1995, Telesat began the process of transferring, pending regulatory approval, its remaining wholly-owned cable television subscriber base into a limited partnership, which removed FPL Group from the day-to-day management and operation of the cable television business.

EXECUTIVE OFFICERS OF THE REGISTRANTS (1)(2)

        Name           Age                                Position                                  Effective Date
James L. Broadhead     60    Chairman of the Board, President and Chief Executive Officer
                               of FPL Group ....................................................   May 8, 1990
                             Chairman of the Board and Chief Executive Officer of FPL ..........   January 15, 1990
Dennis P. Coyle        57    General Counsel and Secretary of FPL Group ........................   June 1, 1991
                             General Counsel and Secretary of FPL ..............................   July 1, 1991
K. Michael Davis       49    Controller and Chief Accounting Officer of FPL Group ..............   May 13, 1991
                             Vice President, Accounting, Controller and Chief Accounting
                               Officer of FPL ..................................................   July 1, 1991
Paul J. Evanson        54    President of FPL ..................................................   January 9, 1995
Lawrence J. Kelleher   48    Vice President, Human Resources of FPL Group ......................   May 13, 1991
                             Senior Vice President, Human Resources of FPL .....................   July 1, 1991
Thomas F. Plunkett     56    President, Nuclear Division of FPL ................................   March 1, 1996
Dilek L. Samil         40    Treasurer of FPL Group ............................................   May 13, 1991
                             Treasurer of FPL ..................................................   July 1, 1991
C. O. Woody            57    Senior Vice President, Power Generation of FPL ....................   July 1, 1991
Michael W. Yackira     44    Vice President, Finance and Chief Financial Officer of FPL Group ..   January 9, 1995
                             Senior Vice President, Finance and Chief Financial Officer of FPL..   January 9, 1995

(1)    Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.  Except as noted below, each officer has held his or her present position for five years or more and his or her employment history is continuous.
(2)    The business experience of the executive officers is as follows:  Mr. Coyle was general counsel and vice president of FPL
       Group from June 1989 to June 1991 and general counsel of FPL from March 1990 to July 1991;  Mr. Davis was formerly comptroller of FPL; Mr. Evanson was vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL from December 1992 to January 1995.  Prior to that, Mr. Evanson was president and chief operating officer of the Lynch Corporation, a diversified holding company; Mr. Kelleher was vice president of FPL Group from June 1989 to May 1991 and chief human resources officer of FPL from May 1990 to July
       1991; Mr. Plunkett was formerly site vice president at Turkey Point; Ms. Samil was formerly assistant treasurer of FPL
       Group and FPL; Mr. Woody was executive vice president of FPL from November 1987 to July 1991; and Mr. Yackira was vice president of FPL Group from April 1989 to May 1991, senior vice president, market and regulatory services of FPL from
       May 1991 to January 1995 and chief planning officer of FPL from May 1990 to May 1991.

Item 2.  Properties

FPL Group and its subsidiaries maintain properties which are adequate for their operations. The electric generating, transmission, distribution and general facilities of FPL represent approximately 48%, 13%, 32% and 7%, respectively, of gross investment in electric utility plant in service.

Generating Facilities.   As of December 31, 1995, FPL had the
following generating facilities:

                                                                        No. of                  Net Warm Weather
                 Facility                            Location           Units      Fuel      Peaking Capability (mw)
STEAM TURBINES
  Cape Canaveral .........................     Cocoa, FL                   2      Oil/Gas              810
  Cutler .................................     Miami, FL                   2      Gas                  215
  Fort Myers .............................     Fort Myers, FL              2      Oil                  538
  Manatee ................................     Parrish, FL                 2      Oil                1,638
  Martin .................................     Indiantown, FL              2      Oil/Gas            1,638
  Port Everglades ........................     Port Everglades, FL         4      Oil/Gas            1,237
  Riviera ................................     Riviera Beach, FL           2      Oil/Gas              580
  St. Johns River Power Park .............     Jacksonville, FL            2      Coal                 250(1)
  St. Lucie ..............................     Hutchinson Island, FL       2      Nuclear            1,553(2)
  Sanford ................................     Lake Monroe, FL             3      Oil/Gas              934
  Scherer ................................     Monroe County, GA           1      Coal                 625(3)
  Turkey Point ...........................     Florida City, FL            2      Oil/Gas              810
                                                                           2      Nuclear            1,332
COMBINED CYCLE
  Lauderdale .............................     Dania, FL                   2      Gas/Oil              860
  Martin .................................     Indiantown, FL              2      Gas                  860
  Putnam .................................     Palatka, FL                 2      Gas/Oil              498
COMBUSTION TURBINES
  Fort Myers .............................     Fort Myers, FL             12      Oil                  624
  Lauderdale .............................     Dania, FL                  24      Oil/Gas              864
  Port Everglades ........................     Port Everglades, FL        12      Oil/Gas              432
DIESEL UNITS
  Turkey Point ...........................     Florida City, FL            5      Oil                   14
TOTAL ....................................                                                          16,312

(1)    Represents FPL's 20% individual ownership interest in SJRPP Units Nos. 1 and 2, which are jointly owned with the JEA.
(2)    Excludes Orlando Utilities Commission's and the FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(3)    Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with the JEA.

Transmission and Distribution. FPL owns and operates 470 substations with a total capacity of 102,052,570 kva. Electric transmission and distribution lines owned and in service as of December 31, 1995 are as follows:

                                                                           Overhead Lines     Trench and Submarine
                          Nominal Voltage                                    Pole Miles           Cable Miles
500 kv ............................................................             1,050(1)                  -
230 kv ............................................................             2,476                    31
138 kv ............................................................             1,487                    48
115 kv ............................................................               675                     -
 69 kv ............................................................               167                    15
Less than 69 kv ...................................................            38,584                18,719
Total .............................................................            44,439                18,813

(1)    Includes approximately 80 miles owned jointly with the JEA.

Character of Ownership. Substantially all of FPL's properties are subject to the lien of its mortgage, which secures most debt securities issued by FPL. The principal properties of FPL are held by it in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as to substantially impair the usefulness to FPL of such properties. Some of the electric lines are located on land not owned in fee but are covered by necessary consents of governmental authorities or rights obtained from owners of private property.

Item 3.  Legal Proceedings

In October 1988, Union Carbide Corporation, the corporate predecessor of Praxair, Inc. (Praxair), filed suit against FPL and Florida Power Corporation (Florida Power) in the United States District Court for the Middle District of Florida. Praxair requested that Florida Power sell power to its facility located within FPL's service territory, and that FPL transport (wheel) the power to the facility. Florida Power and FPL denied the request as being inconsistent with Florida law and public policy. The FPSC issued a declaratory statement that FPL's denial of Praxair's request was proper and ordered FPL not to wheel power under such circumstances. The suit alleged that through a territorial agreement, FPL and Florida Power have conspired to eliminate competition for the sale of electric power to retail customers, thereby unreasonably restraining trade and commerce in violation of federal antitrust laws as contained in Section 1 of the Sherman Antitrust Act (Sherman Act). The suit sought treble damages of an unspecified amount based on alleged higher prices paid for electricity and product sales lost. At the direction of the 11th Circuit Court of Appeals, the District Court entered a final judgment in favor of FPL and Florida Power in January 1996.

In November 1988, TEC Cogeneration, Inc., its affiliate Thermo Electron Corporation, RRD Corp. and its affiliate Rolls Royce Inc. filed suit in the United States District Court for the Southern District of Florida against FPL Group and its subsidiaries, FPL and ESI, on behalf of South Florida Cogeneration Associates (SFCA), a joint venture which since 1986 has operated a cogeneration facility for Metropolitan Dade County within FPL's service territory in Miami, Florida. The suit alleges that the defendants have engaged in anti-competitive conduct intended to prevent and defeat competition from cogenerators within FPL's service territory, and from SFCA's Metropolitan Dade County facility in particular. It alleges that the defendants' actions constitute monopolization and attempts to monopolize in violation of Section 2 of the Sherman Act; conspiracy in restraint of trade in violation of Section 1 of the Sherman Act; unlawful discrimination in prices, services or facilities in violation of Section 2 of the Clayton Act; and intentional interference with SFCA's contractual relationship with Metropolitan Dade County in violation of Florida law. The suit sought damages in excess of $100 million, before trebling under antitrust law, plus other unspecified compensatory and punitive damages. In March 1996, the 11th Circuit Court of Appeals reversed the District Court and granted FPL Group's, FPL's and ESI's motions for partial summary judgment on the anti-trust claims and remanded the case to the District Court for further proceedings on the remaining issues. In February 1996, all parties to this litigation and certain other persons entered into an agreement that would completely settle all disputes among the parties as part of a buy-out of an uneconomic power purchase agreement that FPL was required to enter into because of PURPA. All amounts payable by FPL under the settlement agreement would be recovered through either the capacity clause or fuel clause. The settlement is contingent upon approval by the FPSC.

In December 1991, the FMPA, an association of municipal electric utilities operating in the state, filed a suit against FPL in the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida. The suit was subsequently removed to the United States District Court for the Middle District of Florida. The FMPA alleges that FPL is in breach of a "contract," consisting of several different documents, by refusing to provide transmission service to the FMPA and its members on the FMPA's terms. The FMPA also alleges that FPL has violated federal and Florida antitrust laws by monopolizing or attempting to monopolize the provision, coordination and transmission of electric power in FPL's area of operation by refusing to provide transmission service or to permit the FMPA to invest in and use FPL's transmission system on the FMPA's terms. The FMPA seeks $140 million in damages, before trebling for the antitrust claim, and asks the court to require FPL: to transmit electric power among the FMPA and its members on "reasonable terms and conditions"; to permit the FMPA to contribute to and use FPL's transmission system on "reasonable terms and conditions"; and to recognize the FMPA transmission investments as part of FPL's transmission system such that the FMPA can obtain transmission on a basis equivalent to FPL or, alternatively, to provide transmission service equivalent to such FMPA transmission ownership. In 1993, a district court granted summary judgment in favor of FPL. In 1995, the court of appeals vacated the district court's summary judgment and remanded the matter to the district court for further proceedings.

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

In the event that FPL Group or FPL does not prevail in these suits, there may be a material adverse effect on their financial position or results of operations. However, FPL Group and FPL believe that they have meritorious defenses to all of the litigation described above and are vigorously defending these suits. Accordingly, the liabilities, if any, arising from these proceedings are not anticipated to have a material adverse effect on their financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

None
                  PART II

Item 5.  Market for the Registrants' Common Equity and Related
Stockholder Matters

Common Stock Data. All of FPL's common stock is owned by FPL Group. FPL Group's common stock is traded on the New York Stock Exchange. The high and low sales prices for the common stock of FPL Group as reported in the consolidated transaction reporting system of the New York Stock Exchange for each quarter during the past two years are as follows:

                          Quarter                                            1995                       1994
                                                                       High         Low           High         Low
First .......................................................        $37 1/4      $34           $39 1/8      $32 3/8
Second ......................................................        $39 1/4      $36 1/8       $35 3/4      $26 7/8
Third .......................................................        $41 1/8      $37           $32 1/2      $29 7/8
Fourth ......................................................        $46 1/2      $40 1/4       $35 3/4      $31

Approximate Number of Stockholders. As of the close of business on February 29, 1996, there were 72,822 holders of record of FPL Group's common stock.

Dividends. Quarterly dividends have been paid on common stock of FPL Group during the past two years in the following amounts:

                                            Quarter                                                     1995    1994
First .........................................................................................         $.44    $.62
Second ........................................................................................         $.44    $.42
Third .........................................................................................         $.44    $.42
Fourth ........................................................................................         $.44    $.42

The amount and timing of dividends payable on common stock are within the sole discretion of FPL Group's board of directors. In May 1994, FPL Group's board of directors reduced the dividend paid on the common stock from $.62 to $.42 per share, reflecting the board of directors' conclusion that it was inappropriate, in view of increasing competition and other changes occurring in the electric utility industry, to continue FPL Group's past practice of paying out a high percentage of its earnings as dividends. The board of directors reviews the dividend rate at least annually (in February) to determine its appropriateness in light of FPL Group's financial position and results of operations, conditions in the electric utility industry and other factors. The ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. There are no restrictions in effect that currently limit FPL's ability to pay dividends to FPL Group. See Management's Discussion - Liquidity and Capital Resources and Note 6 regarding dividends paid by FPL to FPL Group.

Item 6.  Selected Financial Data

Certain amounts included in prior years' selected financial data were reclassified to conform to current year's presentation.

                                                             Years Ended December 31,
                                       1995           1994             1993           1992            1991
                                               (Thousands of Dollars, except per share amounts)
SELECTED FINANCIAL DATA OF FPL GROUP:
Operating revenues ..............   $ 5,592,485    $ 5,422,659    $ 5,311,685      $ 5,186,325    $ 5,238,368
Income from continuing operations   $   553,311    $   518,711    $   428,749(1)   $   466,949    $   376,148(1)
Net income ......................   $   553,311    $   518,711    $   428,749(1)   $   466,949    $   240,578(1)(2)
Earnings per share of
  common stock:
    Continuing operations .......   $      3.16    $      2.91    $      2.30(1)   $      2.65    $      2.31(1)
    Net income ..................   $      3.16    $      2.91    $      2.30(1)   $      2.65    $      1.48(1)(2)
Dividends paid per share of
  common stock ..................   $      1.76    $      1.88    $      2.47      $      2.43    $      2.39
Total assets ....................   $12,459,226    $12,617,616    $13,078,012      $12,306,305    $11,281,785
Long-term debt, excluding
  current maturities ............   $ 3,376,613    $ 3,864,465    $ 3,748,983      $ 3,960,096    $ 3,668,139
Obligations of FPL under capital
  lease, excluding current
  maturities ....................   $   179,082    $   185,647    $   271,498      $   324,198    $   279,657
Preferred Stock of FPL with
  sinking fund requirements, ex-
  cluding current maturities.....   $    50,000    $    94,000    $    97,000      $   130,150    $   150,150

SELECTED FINANCIAL DATA OF FPL:
Operating revenues ..............   $ 5,530,057    $ 5,342,656    $ 5,224,299      $ 5,100,463    $ 5,158,766
Net income available to FPL Group   $   567,972    $   528,515    $   425,297(1)   $   470,899    $   376,261(1)
Total assets ....................   $11,751,259    $11,821,452    $11,911,342      $11,348,626    $10,515,808
Long-term debt, excluding
  current maturities.............   $ 3,094,050    $ 3,581,157    $ 3,463,065      $ 3,404,404    $ 3,186,828

SELECTED OPERATING STATISTICS OF FPL:
Energy sales (millions of kwh) ..        79,756         77,096         72,455           69,290         68,712

Energy sales:
  Residential ...................          50.8%          50.2%          50.2%            49.3%          50.4%
  Commercial ....................          38.5           38.8           39.3             39.0           39.6
  Industrial ....................           4.9            5.0            5.4              5.9            5.9
  Interchange power sales .......           1.6            2.5            2.6              2.4            1.6
  Other(3) ......................           4.2            3.5            2.5              3.4            2.5
Total ...........................         100.0%         100.0%         100.0%           100.0%         100.0%

Approximate 60-minute
  net peak served (mw):
    Summer season ...............        15,813         15,179         15,266           14,661         14,123
    Winter season(4) ............        18,096         16,563         12,594           12,964         13,319

Average number of customer accounts:
  Residential ...................     3,097,194      3,037,628      2,973,688        2,911,812      2,863,203
  Commercial ....................       374,012        366,415        358,378          350,271        343,837
  Industrial ....................        15,143         15,587         14,853           14,791         15,350
  Other .........................         2,462          2,562          3,261            4,376          4,079
Total ...........................     3,488,811      3,422,192      3,350,180        3,281,250      3,226,469

Average price per kwh
  sold (cents)(5) ...............          6.83           6.82           7.10             7.25           7.39

(1)    Reduced by $85 million, or $.45 per share, after-tax effect of cost reduction program charge in 1993 and $56 million, or
$.34
       per share, after-tax effect of restructuring charge in 1991.
(2)    Reflects the disposition of a subsidiary accounted for as discontinued operations.
(3)    Includes unbilled sales.
(4)    The winter season generally represents November and December of the current year and January through March of the following year.  The winter peak of 18,096 occurred on February 5, 1996.
(5)    Includes unbilled and cost recovery clause revenues.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

FPL's operations represent the predominant share of FPL Group's operating revenues, expenses and net income. For each of the years 1995, 1994 and 1993, FPL's revenues have increased and its O&M expenses have decreased. The revenue growth resulted from an increase in customers as well as more extreme weather patterns. The declining O&M expenses, in large part, reflect management's efforts to increase the efficiency of FPL's operations. Since 1990, FPL has reduced its workforce by approximately 8,500 positions or 38%. In addition to reducing O&M expenses, FPL has initiated several measures to lower the investment in nuclear plant and regulatory assets through significantly higher depreciation and amortization expense. Both the cost control and depreciation actions have been directed toward improving FPL's cost structure; these efforts are expected to continue.

FPL's retail activities comprise approximately 97% of FPL Group's operating revenues and are regulated by the FPSC. FPL reported a retail regulatory ROE of 12.3%, 12.3% and 9.8% in 1995, 1994 and 1993, respectively. The ROE in 1993 was adversely affected by the cost reduction program charge. See Note 11. The ROE range authorized by the FPSC for these periods was 11% to 13% with a midpoint of 12%.

Operating revenues primarily consist of revenues from base rates, cost recovery clauses and franchise fees. Revenues from base rates were $3.4 billion, $3.2 billion and $3.0 billion in 1995, 1994 and 1993, respectively. There were no changes in base rates during those years. Revenues from cost recovery clauses (including fuel) and franchise fees represent a pass-through of costs and do not significantly affect net income. Fluctuations in these revenues are primarily driven by changes in energy sales and fuel prices.

Retail customer growth was 1.9%, 2.1% and 2.1% in 1995, 1994 and 1993, respectively. Customer growth, together with abnormal weather conditions, increased total energy sales 3.5%, 6.4% and 4.6% in 1995, 1994 and 1993, respectively.

O&M expenses reflect lower employee-related costs and the effects of nuclear refueling outages. During 1994, FPL incurred costs relating to four planned nuclear refueling outages while 1995 and 1993 each had two. Two nuclear refueling outages are planned for 1996. Partially offsetting cost decreases in 1994, and to a lesser extent in 1995, were charges associated with facilities consolidation and inventory reductions, as well as costs relating to growth in customer base and placement of additional generating units in service. O&M expenses for 1995 also included costs associated with workforce reductions following operational reviews at several business units. Unlike the distinct company-wide restructuring and cost reduction programs implemented in 1991 and 1993, management expects operational reviews to be an ongoing process, targeting productivity enhancements and enabling business units to respond to a changing business environment. In 1993, FPL recorded a pretax cost reduction program charge of $138 million, primarily consisting of severance pay and retirement benefits resulting from elimination of approximately 1,700 positions.

The increase in depreciation expense in 1995 is primarily due to interim approval by the FPSC of FPL's request for special amortization of its nuclear units. The proposal calls for a continuing amount of $30 million per year plus an additional amount for 1995 and 1996 based on the level of sales. In granting interim approval, the FPSC specified that amounts recorded as expense prior to final approval would remain expense items regardless of their final classification. This special amortization amounted to $126 million in 1995. FPL also sought and received approval to amortize, over a period not to exceed five years, plant-related regulatory assets deferred since FPL's last rate case in 1984. About a third of this amount, or $37 million, was amortized in 1995. Additionally, the fourth quarter included a provision to increase the annual accrual for nuclear decommissioning costs to $85 million, up from $38 million recorded in 1994 and in 1993. The increase is the result of the FPSC's review and approval of FPL's decommissioning studies filed in late 1994 and reflects changes in cost, inflation and fund earnings assumptions and a provision for temporary storage of spent fuel pending removal to a U.S. Government site. Nuclear decommissioning accruals are expected to remain at $85 million per year at least until the next decommissioning studies, currently scheduled for 2000. The increase in depreciation expense in 1994 was due to an increase in depreciation rates for generating units, as well as the accelerated write-off of plant overhaul costs from prior years, consistent with FPSC orders.

In recent years, FPL Group's subsidiaries have refinanced substantially all of their existing debt with lower interest rate instruments. In addition, efforts continued to reduce the overall level of debt and preferred stock which led to a decline in interest charges. Preferred stock dividend requirements increased in 1995 due to the inclusion of premiums on preferred stock redemptions. The completion of FPL's generation expansion project has resulted in a significant decline in AFUDC, the primary component of the non-operating line other - net. AFUDC declined over $40 million between 1993 and 1994 and in excess of $10 million in 1995. In 1994, FPL Group adopted a new accounting rule for Employee Stock Ownership Plans (ESOP). The net effect of adopting this new rule was to reduce other - net for 1994 by approximately $34 million as a result of the elimination in consolidation of interest income on the ESOP loan held by FPL Group Capital. Also, ESOP shares held in trust of 10.0 million in 1995 and 10.6 million in 1994 were not considered outstanding for earnings per share purposes. These shares will be considered outstanding when they are allocated to employee accounts over the program life, currently estimated to be 14 years.

Liquidity and Capital Resources

FPL Group's primary capital requirements consist of expenditures to meet increased electricity usage and customer growth of FPL. FPL's capital expenditures for the period 1996 through 1998 are expected to be approximately $1.5 billion, including $511 million for 1996. See
Note 10 - Commitments. FPL's capital expenditures have declined significantly over the past few years as a result of continuing efforts to reduce costs and the completion of its generation expansion plan. No new generating plants are expected to be constructed before 2004.

Debt maturities and minimum sinking fund requirements of FPL Group's subsidiaries will require cash outflows of approximately $911 million ($753 million for FPL) through 2000, including $212 million ($204 million for FPL) in 1996. See Notes 7 and 8. It is anticipated that cash requirements for construction expenditures and debt repayments in 1996 will be satisfied with internally generated funds.
Internally generated funds not required for construction expenditures and current maturities may be used to reduce outstanding debt, preferred stock or common stock. Any temporary cash needs will be met by the issuance of commercial paper. Bank lines of credit currently available to FPL Group and its subsidiaries aggregate $1.3 billion.

In addition to approximately $380 million net retirement of debt and preferred stock of FPL during 1995, FPL Group repurchased 1.9 million shares of common stock. Since May 1994, FPL Group has repurchased
5.9 million shares. The board of directors has authorized FPL Group to purchase up to 10 million shares through 1997.

FPL self-insures for damage to certain transmission and distribution properties and maintains a funded storm reserve to guard against storm losses. The balance of the storm fund reserve at December 31, 1995 was $177 million. Bank lines of credit of $300 million, included in the $1.3 billion above, are also available if needed to provide cash for storm restoration costs. The FPSC has indicated that it would consider future storm losses in excess of the funded reserve for possible recovery from customers. In 1995, the FPSC approved FPL's request to contribute to the storm fund reserve insurance recoveries relating to Hurricane Andrew and the March 1993 storm that were not required for identified system repairs. Based on recoveries through year end, the reserve was increased by $55 million. The FPSC also approved FPL's request to increase in 1995 the annual accrual for the funded reserve from $10 million to $20 million. These contributions, combined with the increase in nuclear decommissioning costs, resulted in higher cash outflows from investing activities.

FPL Group continues to dispose of certain non-FPL properties that are not part of the core business. These dispositions had little effect on earnings but have contributed to cash flows. Dispositions of remaining properties are not expected to significantly affect future operating results. FPL Group's 1994 cash flows from investing activities were favorably affected by liquidation of its participation in a limited partnership.

In 1996, the Financial Accounting Standards Board issued an exposure draft on accounting for certain liabilities related to closure or removal of long-lived assets. The primary effect of this exposure draft would be to change the way FPL accounts for nuclear decommissioning and fossil dismantlement costs. The exposure draft calls for recording the present value of estimated future cash flows to decommission FPL's nuclear power plants and dismantle its fossil plants as an increase to plant balances and as a liability. This amount is currently estimated to be $1.4 billion. It is anticipated that there will be no effect on cash flows and, because of the regulatory treatment, there will be no significant effect on net income.

FPL Group Capital and its subsidiaries, primarily ESI, have guaranteed up to approximately $94 million of lease obligations, debt service payments and other payments subject to certain contingencies.

FPL's charter and mortgage contain provisions which, under certain conditions, restrict the payment of dividends and the issuance of additional unsecured debt, first mortgage bonds and preferred stock. Given FPL's current financial condition and level of earnings, expected financing activities and dividends are not affected by these limitations.
Item 8.  Financial Statements and Supplementary Data


        INDEPENDENT AUDITORS' REPORT



FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY:

We have audited the consolidated financial statements of FPL Group, Inc. and of Florida Power & Light Company, listed in the accompanying index at Item 14(a)1 of this Annual Report (Form 10-K) to the Securities and Exchange Commission for the year ended December 31, 1995. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group, Inc. and Florida Power & Light Company at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 9, 1996
              FPL GROUP, INC.
     CONSOLIDATED STATEMENTS OF INCOME
  (In thousands, except per share amounts)

                                                                                    Years Ended December 31,
                                                                                1995          1994          1993
OPERATING REVENUES .....................................................     $5,592,485    $5,422,659    $5,311,685

OPERATING EXPENSES:
  Fuel, purchased power and interchange ................................      1,721,730     1,715,345     1,758,298
  Other operations and maintenance .....................................      1,206,444     1,304,046     1,321,540
  Depreciation and amortization ........................................        917,936       723,856       598,389
  Cost reduction program charge ........................................              -             -       138,000
  Taxes other than income taxes ........................................        549,269       530,970       526,109
    Total operating expenses ...........................................      4,395,379     4,274,217     4,342,336

OPERATING INCOME .......................................................      1,197,106     1,148,442       969,349

OTHER INCOME (DEDUCTIONS):
  Interest charges .....................................................       (290,669)     (318,967)     (367,097)
  Dividend requirements on preferred stock of FPL ......................        (43,402)      (39,558)      (42,663)
  Other - net ..........................................................         18,870        36,076       119,659
    Total other deductions - net .......................................       (315,201)     (322,449)     (290,101)

INCOME BEFORE INCOME TAXES .............................................        881,905       825,993       679,248

INCOME TAXES ...........................................................        328,594       307,282       250,499

NET INCOME .............................................................     $  553,311    $  518,711    $  428,749

Earnings per share of common stock .....................................          $3.16         $2.91         $2.30
Dividends per share of common stock ....................................          $1.76         $1.88         $2.47
Average number of common shares outstanding ............................        175,335       178,009       186,777



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
              FPL GROUP, INC.
        CONSOLIDATED BALANCE SHEETS
           (Thousands of dollars)

                                                                                                 December 31,
                                                                                             1995          1994
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant - at original cost ...........................................   $16,034,653   $15,660,302
  Nuclear fuel under capital lease ....................................................       179,100       185,694
  Construction work in progress .......................................................       317,739       292,645
  Other property ......................................................................       193,739       250,892
  Less accumulated depreciation and amortization ......................................     6,873,250     6,186,699
    Total property, plant and equipment - net .........................................     9,851,981    10,202,834

CURRENT ASSETS:
  Cash and cash equivalents ...........................................................        46,177        85,750
  Customer receivables, net of allowances of $11,929 and $11,792 ......................       482,326       464,709
  Materials, supplies and fossil fuel stock - at average cost .........................       247,323       309,308
  Deferred clause expenses ............................................................        81,451            61
  Other ...............................................................................       128,071        89,819
    Total current assets ..............................................................       985,348       949,647

OTHER ASSETS:
  Special use funds of FPL ............................................................       646,846       435,117
  Other investments ...................................................................       447,006       489,268
  Unamortized debt reacquisition costs of FPL .........................................       294,844       292,119
  Other ...............................................................................       233,201       248,631
    Total other assets ................................................................     1,621,897     1,465,135

TOTAL ASSETS ..........................................................................   $12,459,226   $12,617,616

CAPITALIZATION:
  Common shareholders' equity .........................................................   $ 4,392,509   $ 4,197,235
  Preferred stock of FPL without sinking fund requirements ............................       289,580       451,250
  Preferred stock of FPL with sinking fund requirements ...............................        50,000        94,000
  Long-term debt ......................................................................     3,376,613     3,864,465
    Total capitalization ..............................................................     8,108,702     8,606,950

CURRENT LIABILITIES:
  Commercial paper ....................................................................       178,500        34,979
  Current maturities of long-term debt and preferred stock ............................       211,902        87,113
  Accounts payable ....................................................................       305,126       311,256
  Customers' deposits .................................................................       235,048       220,787
  Accrued interest and taxes ..........................................................       219,935       199,817
  Deferred clause revenues ............................................................        78,809        45,866
  Other ...............................................................................       274,823       261,830
    Total current liabilities .........................................................     1,504,143     1,161,648

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ...................................................     1,587,449     1,625,481
  Deferred regulatory credit - income taxes ...........................................       144,351       195,906
  Unamortized investment tax credits ..................................................       281,966       302,797
  Other ...............................................................................       832,615       724,834
    Total other liabilities and deferred credits ......................................     2,846,381     2,849,018

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ..................................................   $12,459,226   $12,617,616

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
              FPL GROUP,  INC.
   CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Thousands of Dollars)

                                                                                  Years Ended December 31,
                                                                            1995            1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................    $  553,311      $  518,711      $   428,749
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization ................................       917,936         723,856          598,389
      Increase (decrease) in deferred income taxes and
        related regulatory credit ..................................       (89,587)         92,774           10,225
      Cost recovery clauses (1) ....................................       (48,447)        (82,142)         138,949
      Decrease in materials, supplies and fossil fuel stock ........        61,985          20,291           52,481
      Other - net ..................................................       114,946         108,463           40,791
    Net cash provided by operating activities ......................     1,510,144       1,381,953        1,269,584

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (2) .........................................      (670,808)       (758,690)      (1,095,502)
  Proceeds from properties held for sale ...........................        70,227         123,012           87,427
  Other - net.......................................................      (101,048)         61,744         (125,367)
    Net cash used in investing activities ..........................      (701,629)       (573,934)      (1,133,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of first mortgage bonds and other long-term debt ........       177,512         172,850        2,208,882
  Issuance of preferred stock ......................................             -               -          190,000
  Retirement of long-term debt and preferred stock .................      (574,343)       (470,720)      (2,648,170)
  Issuance of common stock .........................................             -          16,685          276,287
  Repurchase of common stock .......................................       (69,394)       (123,733)               -
  Dividends on common stock ........................................      (308,582)       (334,751)        (461,639)
  Increase (decrease) in short- and long-term commercial paper .....       (56,479)       (114,621)         349,600
  Other - net.......................................................       (16,802)        (19,993)          22,756
    Net cash used in financing activities ..........................      (848,088)       (874,283)         (62,284)

Net increase (decrease) in cash and cash equivalents ...............       (39,573)        (66,264)          73,858
Cash and cash equivalents at beginning of year .....................        85,750         152,014           78,156
Cash and cash equivalents at end of year ...........................    $   46,177      $   85,750      $   152,014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest ...........................................    $  275,542      $  295,992      $   333,584
  Cash paid for income taxes .......................................    $  390,800      $  239,050      $   150,227

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Additions to capital lease obligations ...........................    $   84,276      $   63,479      $    57,579

(1)    Represents the effect on cash flows from operating activities of the net amounts deferred or recovered under the fuel and purchased power, oil-backout, energy conservation, capacity and environmental cost recovery clauses.
(2)    Excludes allowance for equity funds used during construction.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
       FLORIDA POWER & LIGHT COMPANY
     CONSOLIDATED STATEMENTS OF INCOME
           (Thousands of Dollars)

                                                                                    Years Ended December 31,
                                                                                1995          1994          1993
OPERATING REVENUES ......................................................    $5,530,057    $5,342,656    $5,224,299

OPERATING EXPENSES:
  Fuel, purchased power and interchange .................................     1,721,730     1,715,345     1,758,298
  Other operations and maintenance ......................................     1,138,347     1,230,171     1,251,284
  Depreciation and amortization .........................................       909,357       713,352       586,543
  Income taxes ..........................................................       347,341       322,435       243,022
  Cost reduction program charge .........................................             -             -       138,000
  Taxes other than income taxes .........................................       547,976       529,301       523,724
    Total operating expenses ............................................     4,664,751     4,510,604     4,500,871

OPERATING INCOME ........................................................       865,306       832,052       723,428

OTHER INCOME (DEDUCTIONS):
  Interest charges ......................................................      (269,952)     (292,347)     (327,085)
  Other - net ...........................................................        16,020        28,368        71,617
    Total other deductions - net ........................................      (253,932)     (263,979)     (255,468)

NET INCOME ..............................................................       611,374       568,073       467,960

DIVIDEND REQUIREMENTS ON PREFERRED STOCK ................................        43,402        39,558        42,663

NET INCOME AVAILABLE TO FPL GROUP, INC. .................................    $  567,972    $  528,515    $  425,297



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
       FLORIDA POWER & LIGHT COMPANY
        CONSOLIDATED BALANCE SHEETS
           (Thousands of Dollars)

                                                                                                 December 31,
                                                                                             1995           1994
ELECTRIC UTILITY PLANT:
  At original cost ...................................................................    $16,034,653    $15,660,302
  Less accumulated depreciation ......................................................     (6,832,201)    (6,132,488)
    Net ..............................................................................      9,202,452      9,527,814
  Construction work in progress ......................................................        317,739        292,645
  Nuclear fuel under capital lease ...................................................        179,100        185,694
      Electric utility plant - net ...................................................      9,699,291     10,006,153

CURRENT ASSETS:
  Cash and cash equivalents ..........................................................            412            535
  Customer receivables, net of allowances of $11,737 and $11,518 .....................        479,838        458,047
  Materials, supplies and fossil fuel stock - at average cost ........................        230,553        292,601
  Deferred clause expenses ...........................................................         81,451             61
  Other ..............................................................................         98,963         81,229
      Total current assets ...........................................................        891,217        832,473

OTHER ASSETS:
  Special use funds ..................................................................        646,846        435,117
  Unamortized debt reacquisition costs ...............................................        294,844        292,119
  Other ..............................................................................        219,061        255,590
      Total other assets .............................................................      1,160,751        982,826

TOTAL ASSETS .........................................................................    $11,751,259    $11,821,452

CAPITALIZATION:
  Common shareholder's equity ........................................................    $ 4,473,708    $ 4,185,586
  Preferred stock without sinking fund requirements ..................................        289,580        451,250
  Preferred stock with sinking fund requirements .....................................         50,000         94,000
  Long-term debt .....................................................................      3,094,050      3,581,157
      Total capitalization ...........................................................      7,907,338      8,311,993

CURRENT LIABILITIES:
  Commercial paper ...................................................................        178,500         25,000
  Current maturities of long-term debt and preferred stock ...........................        204,000         86,350
  Accounts payable ...................................................................        299,987        306,616
  Customers' deposits ................................................................        234,858        220,504
  Accrued interest and taxes .........................................................        210,559        187,678
  Deferred clause revenues ...........................................................         78,809         45,866
  Other ..............................................................................        254,239        232,763
      Total current liabilities ......................................................      1,460,952      1,104,777

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ..................................................      1,204,315      1,259,822
  Deferred regulatory credit - income taxes ..........................................        144,351        195,906
  Unamortized investment tax credits .................................................        281,966        302,797
  Other ..............................................................................        752,337        646,157
      Total other liabilities and deferred credits ...................................      2,382,969      2,404,682

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .................................................    $11,751,259    $11,821,452

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
       FLORIDA POWER & LIGHT COMPANY
   CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Thousands of Dollars)

                                                                                  Years Ended December 31,
                                                                            1995            1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................    $  611,374      $   568,073     $   467,960
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ................................       909,357          713,352         586,543
      Decrease in deferred income taxes and related
        regulatory credit ..........................................      (107,063)         (21,405)        (12,482)
      Cost recovery clauses (1) ....................................       (48,447)         (82,142)        138,949
      Decrease in materials, supplies and fossil fuel stock ........        61,985           20,291          52,481
      Other - net ..................................................        94,348           88,584          10,403
    Net cash provided by operating activities ......................     1,521,554        1,286,753       1,243,854

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (2) .........................................      (660,818)        (745,500)     (1,077,590)
  Other - net ......................................................       (73,049)         (29,394)        (15,727)
    Net cash used in investing activities ..........................      (733,867)        (774,894)     (1,093,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of first mortgage bonds and other long-term debt ........       170,452          172,850       2,082,993
  Issuance of preferred stock ......................................             -                -         190,000
  Increase (decrease) in short- and long-term commercial paper .....       (81,500)        (124,600)        349,600
  Capital contributions from FPL Group, Inc. .......................       280,000          205,000         255,000
  Retirement of long-term debt and preferred stock .................      (573,580)        (181,989)     (2,518,571)
  Dividends ........................................................      (596,954)        (567,012)       (515,280)
  Other - net ......................................................        13,772          (22,889)         10,035
    Net cash used in financing activities ..........................      (787,810)        (518,640)       (146,223)

Net increase (decrease) in cash and cash equivalents ...............          (123)          (6,781)          4,314
Cash and cash equivalents at beginning of year .....................           535            7,316           3,002
Cash and cash equivalents at end of year ...........................    $      412      $       535     $     7,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest ...........................................    $   252,459     $   264,097     $   293,337
  Cash paid for income taxes .......................................    $   478,708     $   369,720     $   260,920

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Additions to capital lease obligations ...........................    $    84,276     $    63,479     $    57,579

(1)    Represents the effect on cash flows from operating activities of the net amounts deferred or recovered under the fuel and purchased power, oil-backout, energy conservation, capacity and environmental cost recovery clauses.
(2)    Excludes allowance for equity funds used during construction.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1995, 1994 and 1993


1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation - Essentially all of FPL Group Inc.'s (FPL Group) revenues are derived from Florida Power & Light Company (FPL) which supplies electric service to 3.5 million customer accounts throughout most of the east and lower west coasts of Florida. Other operations mainly consist of investments in non-utility energy projects and agricultural operations.

The consolidated financial statements of FPL Group and FPL include the accounts of FPL Group and its subsidiaries and of FPL and its subsidiaries, respectively. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

Regulation - FPL is a utility subject to regulation by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). As a result of such regulation, FPL follows the accounting practices set forth in Statement of Financial Accounting Standard (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 indicates that regulators can create assets and impose liabilities that would not be recorded by non-regulated entities. Recoverability of these assets is assessed at each reporting period. The principal assets recorded under SFAS 71, which aggregated $369 million at December 31, 1995, are unamortized debt reacquisition costs and plant-related deferred costs and are included in the other assets section of the consolidated balance sheets. In 1995, FPL began amortizing the plant-related deferred costs over a period of no more than five years as approved by the FPSC. Approximately $37 million, or one-third of the balance, was amortized in 1995. The principal SFAS 71-related liabilities, which aggregated $604 million at December 31, 1995, are deferred regulatory credit - income taxes, unamortized investment tax credits and a storm and property insurance reserve and are included in the other liabilities and deferred credits section of the consolidated balance sheets. Other accounting practices followed by FPL that differ from non-regulated entities are outlined below, including deferral of clause under or over recoveries, nuclear amortization and decommissioning and allowance for funds used during construction.

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records the estimated amount of base revenues for energy delivered to customers but not billed. Such unbilled revenues are included in customer receivables and amounted to approximately $155 million and $117 million at December 31, 1995 and 1994, respectively.

Revenues include amounts resulting from cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets utilized by these programs, and franchise fees. Such revenues represent a pass-through of costs and include substantially all fuel, purchased power and interchange expenses, conservation- and environmental-related expenses, certain revenue taxes and franchise fees. Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net under or over recovery. Any under recovered costs or over recovered revenues are collected from or returned to customers in subsequent periods.

Electric Utility Plant, Depreciation and Amortization - The cost of additions to units of utility property is added to electric utility plant. The cost of units of utility property retired, less net salvage, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance expense. At December 31, 1995, the generating, transmission, distribution and general facilities of FPL represented approximately 48%, 13%, 32% and 7%, respectively, of FPL's gross investment in electric utility plant in service. Substantially all electric utility plant is subject to the lien of a mortgage securing FPL's first mortgage bonds.

Depreciation of utility property is primarily provided on a straight-line average remaining life basis and includes a provision for dismantlement. For substantially all utility property, depreciation and fossil fuel plant dismantlement studies are performed at least every four years. The most recent depreciation studies were filed with and approved by the FPSC in 1994. Fossil fuel plant dismantlement studies were filed in 1994 and approved by the FPSC in 1995. The FPSC approved, on an interim basis, accelerated amortization of FPL's nuclear units of $30 million per year plus an additional amount based on the level of sales achieved for 1995 and 1996. The weighted annual composite depreciation rate was approximately 4.0% for 1995 and 1994 and 3.9% for 1993. The 1995 rate excludes $163 million of special nuclear amortization and amortization of the plant-related deferred costs. The 1994 rate excludes $47 million of accelerated write-off of certain accumulated plant overhaul costs.

Nuclear fuel costs, including a charge for spent nuclear fuel disposal, is accrued in fuel expense on a unit of production method.

Allowance for Funds Used During Construction (AFUDC) - FPL recognizes AFUDC as a noncash item representing the allowed cost of capital including a return on common equity used to finance a portion of FPL's construction work in progress. AFUDC is capitalized as an additional cost of utility plant and is recorded as an addition to income. The capitalization rate used in computing AFUDC was 8.26% in 1995 and 1994 and an average rate of approximately 8.47% for 1993. AFUDC amounted to $15 million, $24 million and $66 million for the years ended December 31, 1995, 1994 and 1993, respectively, and is included in other - net in the consolidated statements of income.

Nuclear Decommissioning - FPL accrues nuclear decommissioning costs over the expected service life of each unit. Nuclear decommissioning studies are performed at least every five years for FPL's four nuclear units and are submitted to the FPSC for approval. The most recent studies were filed in December 1994 and approved in 1995. These studies assume prompt dismantlement for the Turkey Point Unit Nos. 3 and 4 with decommissioning activities commencing in 2012 and 2013, respectively. St. Lucie Unit No. 1 will be mothballed in 2016 until St. Lucie Unit No. 2 is ready for decommissioning in 2023. These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. Government facility. Decommissioning expense accruals, included in depreciation and amortization expense in the consolidated statements of income, were $85 million for 1995 and $38 million for each of the years 1994 and 1993. FPL's portion of the ultimate cost of decommissioning its four units, including dismantlement and reclamation, expressed in 1995 dollars, is currently estimated to aggregate $1.4 billion. At December 31, 1995 and 1994, the accumulated provision for nuclear decommissioning totaled $666 million and $500 million, respectively, and is included in accumulated depreciation.

Restricted assets for the payment of future expenditures to decommission FPL's nuclear units are included in special use funds of FPL in the consolidated balance sheets. At December 31, 1995 and 1994, decommissioning fund assets were $534 million and $373 million, respectively. Securities held in the decommissioning fund are carried at market value with market adjustments resulting in a corresponding adjustment to the accumulated provision for nuclear decommissioning. See Note 9. Contributions to the funds are based on current period decommissioning expense. Additionally, fund earnings, net of taxes are reinvested in the funds. The effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

In 1996, the Financial Accounting Standards Board issued an exposure draft, "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets." The primary effect of this exposure draft would be to change the way FPL accounts for nuclear decommissioning and fossil dismantlement costs. The exposure draft calls for recording the present value of estimated future cash flows to decommission FPL's nuclear power plants and dismantle its fossil plants as an increase to plant balances and as a liability. This amount is currently estimated to be $1.4 billion. It is anticipated that there will be no effect on cash flows and, because of the regulatory treatment, there will be no significant effect on net income.

Storm and Property Insurance Reserve Fund - A storm and property insurance reserve fund (storm fund) provides coverage toward storm damage costs and possible retrospective premium assessments stemming from a nuclear incident under the various insurance programs covering FPL's nuclear generating plants. The storm fund, which totaled $113 million and $62 million at December 31, 1995 and 1994, respectively, is included in special use funds of FPL in the consolidated balance sheets. Securities held in the fund are carried at market value with market adjustments resulting in a corresponding adjustment to the storm and property insurance reserve. See Note 9.

Other Investments - Included in other investments in FPL Group's consolidated balance sheets are non-majority owned interests in partnerships and joint ventures, essentially all of which are accounted for under the equity method. Additionally, other investments include FPL Group's participation in leveraged leases of $158 million at December 31, 1995 and 1994.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Commercial Paper - The year end weighted-average interest rate on commercial paper at December 31, 1995 and 1994 was 5.8% and 5.9%, respectively.

Retirement of Long-Term Debt - The excess of FPL's reacquisition cost over the book value of long-term debt is deferred and amortized to expense ratably over the remaining life of the original issue, which is consistent with its treatment in the ratemaking process. FPL Group Capital Inc (FPL Group Capital) expenses this cost in the period incurred.

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities. FPL is included in the consolidated federal income tax return filed by FPL Group. FPL determines its income tax provision on the "separate return method." The deferred regulatory credit - income taxes of FPL represents the revenue equivalent of the difference in accumulated deferred income taxes computed under SFAS 109, "Accounting for Income Taxes" as compared to prior accounting rules. This amount is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities which resulted in the initial recognition of the deferred tax amount. Investment tax credits for FPL are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment.

2.  Income Taxes

The components of income taxes are as follows:

                                                        FPL Group                                 FPL
                                                Years Ended December 31,               Years Ended December 31,
                                              1995        1994        1993           1995        1994        1993
                                                                    (Thousands of Dollars)
Federal:
  Current ...............................   $380,792    $203,407    $205,233       $395,480    $314,956    $238,208
  Deferred ..............................    (78,467)     83,135      28,207        (84,630)    (22,125)    (12,571)
  Investment tax credits - net ..........    (20,957)    (21,205)    (21,994)       (20,832)    (20,994)    (21,646)
      Total federal .....................    281,368     265,337     211,446        290,018     271,837     203,991
State:
  Current ...............................     58,426      32,020      33,324         64,427      46,152      41,780
  Deferred ..............................    (11,200)      9,925       5,729         (7,104)      4,446      (2,749)
      Total state .......................     47,226      41,945      39,053         57,323      50,598      39,031
Income taxes charged to operations - FPL.                                           347,341     322,435     243,022

Credited to other income
  (deductions) - FPL ....................                                            (5,047)     (3,026)     (3,132)
Total income taxes ......................   $328,594    $307,282    $250,499       $342,294    $319,409    $239,890

A reconciliation between income tax expense and the income tax expense calculated at the applicable statutory rates is as follows:

                                                         FPL Group                                FPL
                                                 Years Ended December 31,              Years Ended December 31,
                                               1995        1994        1993          1995        1994        1993
                                                                     (Thousands of Dollars)
Computed at statutory federal income
  tax rate ..............................    $308,667    $289,098    $237,737      $333,784    $310,619    $247,747
Increases (reductions) resulting from:
  State income taxes - net of federal
    income tax benefit ..................      30,697      27,264      24,530        37,076      32,996      25,461
  Amortization of investment tax credits.     (20,957)    (21,205)    (21,491)      (20,832)    (20,994)    (21,143)
  Allowance for equity funds used
    during construction .................      (3,134)     (5,081)    (14,177)       (3,134)     (5,081)    (14,177)
  Dividend requirements on preferred
    stock of FPL ........................      15,191      13,854      14,932             -           -           -
  Other - net ...........................      (1,870)      3,352       8,968        (4,600)      1,869       2,002
Total income taxes ......................    $328,594    $307,282    $250,499      $342,294    $319,409    $239,890

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

                                                                  FPL Group                           FPL
                                                                 December 31,                    December 31,
                                                             1995            1994            1995            1994
                                                                            (Thousands of Dollars)
Deferred tax liabilities:
  Property-related ...................................    $1,704,643      $1,715,349      $1,670,242      $1,675,774
  Investment-related .................................       371,298         385,592               -               -
  Unamortized debt reacquisition costs and other .....       222,279         171,258         145,180         114,497
    Total deferred tax liabilities ...................     2,298,220       2,272,199       1,815,422       1,790,271

Deferred tax assets and valuation allowance:
  Asset writedowns and capital loss carryforward .....       263,149         254,303               -               -
  Unamortized investment tax credits and deferred
    regulatory credit - income taxes .................       164,451         192,375         164,451         192,375
  Storm and decommissioning reserves .................       200,890         147,269         200,890         147,269
  Other ..............................................       289,885         258,309         245,766         190,805
  Valuation allowance ................................      (207,604)       (205,538)              -               -
    Net deferred tax assets ..........................       710,771         646,718         611,107         530,449
Accumulated deferred income taxes ....................    $1,587,449      $1,625,481      $1,204,315      $1,259,822

The valuation allowance in 1995 and 1994 offsets a related amount of deferred tax assets recorded pursuant to SFAS 109. The primary component of the valuation allowance relates to capital loss carryforwards from the disposition of an FPL Group Capital subsidiary in a prior year. The amount of the deductible loss from this disposition was limited by Internal Revenue Service rules which are being challenged by FPL Group. FPL Group is unable to predict the outcome of this challenge.

3.  Leases

FPL leases nuclear fuel for all four of its nuclear units. Nuclear fuel lease payments, which are based on energy production and are charged to fuel expense, were $104 million, $115 million and $122 million for the years ended December 31, 1995, 1994 and 1993, respectively. Included in these payments was an interest component of $11 million for each of the years 1995, 1994 and 1993. Under certain circumstances of lease termination, FPL is required to purchase all nuclear fuel in whatever form at a purchase price designed to allow the lessor to recover its net investment cost in the fuel, which totaled $179 million at December 31, 1995. For ratemaking, these leases are classified as operating leases. For financial reporting, the capital lease obligation is recorded at the amount due in the event of lease termination.

FPL Group, through its subsidiaries, leases automotive, computer, office and other equipment through rental agreements with various terms and expiration dates. Rental expense totaled $17 million, $26 million and $33 million for 1995, 1994 and 1993, respectively. Minimum annual rental commitments for noncancelable operating leases are not material.

4.  Jointly-Owned Electric Utility Plant

FPL owns approximately 85% of the St. Lucie Nuclear Unit No. 2, 20% of the St. Johns River Power Park (SJRPP) units and coal terminal and approximately 76% of Scherer Unit No. 4. At December 31, 1995, FPL's gross investment in these units was $1.169 billion, $329 million and $569 million, respectively; accumulated depreciation was $576 million, $132 million and $119 million, respectively.

FPL is responsible for its share of the operating costs, as well as providing its own financing. At December 31, 1995, there was no significant balance of construction work in progress on these facilities.

5.  Employee Retirement Benefits

Pension Benefits - Substantially all employees of FPL Group and its subsidiaries are covered by a noncontributory defined benefit pension plan. Plan benefits are generally based on employees' years of service and compensation during the last years of employment. Participants are vested after five years of service. All costs of the FPL Group pension plan are allocated to participating subsidiaries on a pro rata basis.

For 1995, 1994 and 1993 the components of pension cost are as follows:

                                                                                     Years Ended December 31,
                                                                                 1995          1994          1993
                                                                                      (Thousands of Dollars)
Service cost ..............................................................   $  31,782     $  37,423     $  36,105
Interest cost on projected benefit obligation .............................      87,871        80,466        78,797
Actual return on plan assets ..............................................    (350,237)      (11,293)     (236,565)
Net amortization and deferral .............................................     211,523      (118,770)      106,894
Negative pension cost .....................................................     (19,061)      (12,174)      (14,769)
Effect of special retirement programs .....................................       5,338             -        34,463
FPL Group's pension cost ..................................................   $ (13,723)    $ (12,174)    $  19,694

Pension costs allocated to FPL ............................................   $ (13,432)    $ (11,966)    $  19,871

FPL Group and its subsidiaries fund the pension cost calculated under the entry age normal level percentage of pay actuarial cost method, provided that this amount satisfies the minimum funding standards of the Employee Retirement Income Security Act of 1974, as amended, and is not greater than the maximum tax deductible amount for the year. No contributions to the plan were required for 1995, 1994 or 1993.

A reconciliation of the funded status of the plan to the amounts recognized in FPL Group's consolidated balance sheets is presented below:

                                                                                                 December 31,
                                                                                              1995          1994
                                                                                            (Thousands of Dollars)
Plan assets at fair value, primarily listed stocks and bonds ..........................    $1,910,986    $1,620,978
Actuarial present value of benefits for services rendered to date:
  Accumulated benefits based on salaries to date, including vested benefits
    of $924 million and $683 million ..................................................       982,159       734,759
  Additional benefits based on estimated future salary levels .........................       447,120       326,356
Projected benefit obligation ..........................................................     1,429,279     1,061,115
Plan assets in excess of projected benefit obligation .................................       481,707       559,863
Prior service costs not recognized in net periodic pension cost .......................       187,463       200,185
Unrecognized net asset at January 1, 1986, being amortized primarily
  over 19 years - net of accumulated amortization .....................................      (210,203)     (233,558)
Unrecognized net gain .................................................................      (430,307)     (511,553)
Prepaid pension cost of FPL Group .....................................................    $   28,660    $   14,937

Prepaid pension cost allocated to FPL .................................................    $   25,069    $   11,637

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.75% and 7.75% for 1995 and 1994, respectively. The assumed rate of increase in future compensation levels was 5.5% for both years. The expected long-term rate of return on plan assets used in determining pension cost was 7.75% for 1995, 1994 and 1993.

Other Postretirement Benefits - FPL Group and its subsidiaries have defined benefit postretirement plans for health care and life insurance benefits that cover substantially all employees. All costs of the FPL
Group plans are allocated to participating subsidiaries on a pro rata basis. Eligibility for health care benefits is based upon age plus years of service at retirement. The plans are contributory and contain cost-sharing features such as deductibles and coinsurance. FPL Group has capped company contributions for postretirement health care at a defined level which, depending on actual claims experience, may be reached by the year 2004. Generally, life insurance benefits for retirees are capped at $50,000. FPL Group's policy is to fund postretirement benefits in amounts determined at the discretion of management.

In 1993, FPL Group and FPL adopted SFAS 106, "Employers'
Accounting for Postretirement Benefits Other than Pensions." For 1995, 1994 and 1993, the components of net periodic postretirement benefit cost are as follows:

                                                                                         Years Ended December 31,
                                                                                         1995      1994      1993
                                                                                          (Thousands of Dollars)
Service cost .......................................................................   $  4,216   $ 4,717   $ 5,233
Interest cost ......................................................................     18,119    17,336    14,633
Actual return on plan assets .......................................................    (23,742)     (749)   (8,130)
Amortization of transition obligation ..............................................      3,485     3,485     4,064
Net amortization and deferral ......................................................     16,479    (6,156)        -
Net periodic postretirement benefit cost ...........................................     18,557    18,633    15,800
Effect of cost reduction program (see Note 11)......................................          -         -    29,008
FPL Group's postretirement benefit cost ............................................   $ 18,557   $18,633   $44,808

Postretirement benefit costs allocated to FPL ......................................   $ 18,326   $18,436   $44,487

A reconciliation of the funded status of the plan to the amounts recognized in FPL Group's consolidated balance sheets is presented below:

                                                                                                 December 31,
                                                                                             1995            1994
                                                                                            (Thousands of Dollars)
Plan assets at fair value, primarily listed stocks and bonds .........................     $ 110,435      $  99,178
Accumulated postretirement benefit obligation:
  Retirees ...........................................................................       172,572        166,215
  Fully eligible active plan participants ............................................         3,194          1,946
  Other active plan participants .....................................................        94,128         74,577
    Total ............................................................................       269,894        242,738
Accumulated postretirement benefit obligation in excess of plan assets ...............      (159,459)      (143,560)
Unrecognized net transition obligation (amortized over 20 years) .....................        59,247         62,732
Unrecognized net loss ................................................................        18,269         17,387
Accrued postretirement benefit liability of FPL Group ................................     $ (81,943)     $ (63,441)

Accrued postretirement benefit liability allocated to FPL ............................     $ (81,194)     $ (62,923)

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for 1995 is 8.5% for retirees under age 65 and 7.5% for retirees over age 65.
These rates are assumed to decrease gradually to 5.0% by the year
2003. The cap on FPL Group's contributions mitigates the potential significant increase in costs resulting from an increase in the health care cost trend rate. Increasing the assumed health care cost trend rate by one percentage point would increase the plan's accumulated postretirement benefit obligation as of December 31, 1995 by $8 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost of the plan for 1995 by approximately $1 million.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.75% and 7.75% for 1995 and 1994, respectively. The expected long-term rate of return on plan assets used in determining postretirement benefit cost was 7.75% for 1995, 1994 and 1993.

6.  Common Shareholders' Equity

FPL Group - The changes in FPL Group's common shareholders' equity accounts are as follows:

                                    Common Stock (1)      Additional                                      Common
                                             Aggregate      Paid-In        Unearned       Retained     Shareholders'
                                   Shares    Par Value      Capital      Compensation     Earnings        Equity
                                                                (In Thousands)
Balances, December 31, 1992 ....   182,788     $1,828     $3,312,903     $(336,355)      $  857,613
  Net income ...................         -          -              -             -          428,749
  Issuance of common stock .....     7,277         73        278,123             -                -
  Dividends on common stock ....         -          -              -             -         (461,639)
  Earned compensation and tax
    benefits on ESOP dividends..         -          -              -        15,234            5,110
  Other ........................         -          -         (1,032)            -                -
Balances, December 31, 1993 ....   190,065      1,901      3,589,994      (321,121)         829,833
  Net income ...................         -          -              -             -          518,711
  Issuance of common stock .....       506          5         16,680             -                -
  Repurchase of common stock ...    (4,000)       (40)      (123,693)            -                -
  Dividends on common stock ....         -          -              -             -         (334,751)
  Earned compensation under ESOP         -          -          1,964        16,900                -
  Other ........................         -          -            852             -                -
Balances, December 31, 1994 ....   186,571(2)   1,866      3,485,797      (304,221)       1,013,793    $4,197,235
  Net income ...................         -          -              -             -          553,311
  Repurchase of common stock ...    (1,878)       (19)       (69,375)            -                -
  Dividends on common stock ....         -          -              -             -         (308,582)
  Earned compensation under ESOP         -          -          5,030        16,741                -
  Other ........................         -          -         (1,832)            -                -
Balances, December 31, 1995 ....   184,693(2)  $1,847     $3,419,620     $(287,480)      $1,258,522    $4,392,509

(1)    $.01 par value, authorized - 300,000,000 shares; outstanding 184,692,985 and 186,570,549 at December 31, 1995 and
       1994, respectively.
(2)    Outstanding and unallocated shares held by the ESOP Trust totaled 9.8 million and 10.4 million at December 31, 1995 and
       1994. Unallocated shares are excluded from average shares outstanding in the earnings per share computation beginning in
       1994.

Common Stock Dividend Restrictions - FPL Group's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. FPL's charter and a mortgage securing FPL's first mortgage bonds contain provisions that, under certain conditions, restrict the payment of dividends and other distributions to FPL Group. These restrictions do not currently limit FPL's ability to pay dividends to FPL Group. In 1995, 1994 and 1993 FPL paid, as dividends to FPL Group, its net income available to FPL Group on a one-month lag basis.

Employee Stock Ownership Plan - The employee thrift plans of FPL
Group include a leveraged Employee Stock Ownership Plan (ESOP) feature. Shares of common stock held by the Trust for the thrift plans (Trust) are used to provide all or a portion of the employers' matching contributions. Dividends received on all shares, along with cash contributions from the employers, are used to pay principal and interest on the ESOP loan held by FPL Group Capital. Dividends on shares allocated to employee accounts and used by the Trust for debt service are replaced with an equivalent amount of shares of common stock at prevailing market prices.

In 1994, FPL Group adopted American Institute of Certified Public Accountants Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Under the new accounting rules, unallocated shares held by the Trust were removed from the earnings per share computation until allocated to employee accounts over the next 14 years. Additionally, compensation expense totaling approximately $18 million in 1995 and 1994 is now measured at the fair value of shares allocated to employee accounts during the period and interest income on the ESOP loan is eliminated in consolidation. The net effect of adopting SOP 93-6 was to reduce net income for 1994 by approximately $21 million and increase earnings per share by $.05.

ESOP-related unearned compensation included as a reduction of shareholders' equity at December 31, 1995 was approximately $284 million, representing 9.8 million unallocated shares at the original issue price of $29 per share. The fair value of the unearned compensation account using the closing price of FPL Group stock as of December 31, 1995 was approximately $454 million.

Long-Term Incentive Plan - In 1994, FPL Group's board of directors and its shareholders approved a new long-term incentive plan which replaced the prior long-term incentive plan. Under the new plan, 9 million shares of common stock are reserved and available for awards to officers and employees of FPL Group and its subsidiaries as of December 31, 1995.
No further awards will be made under the prior plan. Total compensation charged against earnings under the incentive plan, and the effect on earnings per share, were not material in any year. The changes in share awards under the incentive plan are as follows:

                                                                     Performance     Restricted    Non-qualified
                                                                        Shares         Stock       Option Shares
Balances, December 31, 1992 .......................................    291,445         177,296         85,406
  Granted .........................................................     89,827               -              -
  Exercised at $30 7/8 ............................................          -               -        (35,045)
  Paid/released ...................................................    (87,169)         (6,903)             -
  Forfeited .......................................................    (14,044)         (4,070)          (285)
Balances, December 31, 1993 .......................................    280,059         166,323         50,076
  Granted .........................................................    102,720          29,000              -
  Exercised at $30 7/8 ............................................          -               -         (8,941)
  Paid/released ...................................................          -          (6,223)             -
  Forfeited .......................................................     (5,589)         (1,350)        (2,748)
Balances, December 31, 1994 .......................................    377,190         187,750         38,387
  Granted .........................................................     97,786          13,500              -
  Exercised at $30 7/8 ............................................          -               -        (23,136)
  Paid/released ...................................................   (123,328)         (3,000)             -
  Forfeited .......................................................    (31,312)         (4,050)        (4,066)
Balances, December 31, 1995 .......................................    320,336(1)      194,200(2)      11,185(3)

(1)    Payment of performance shares is based on the market price of FPL Group's common stock when the related performance goal is achieved.
(2)    Shares of restricted stock were issued at market value at the date of the grant.
(3)    All outstanding options are exercisable at $30 7/8 and expire in mid-1996.

In conjunction with the options referred to above, stock appreciation rights have been granted in an equivalent amount. No awards of incentive stock options had been granted as of December 31, 1995.

Other - Each share of common stock has been granted a Preferred Share Purchase Right (Right), which is exercisable in the event of certain attempted business combinations. The Rights will cause substantial dilution to a person or group attempting to acquire FPL Group on terms not approved by FPL Group's board of directors.

FPL - The changes in FPL's common shareholder's equity accounts are as follows:

                                                          Common        Additional       Retained     Common Share-
                                                         Stock (1)    Paid-in Capital    Earnings     holder's Equity
                                                                            (Thousands of Dollars)
Balances, December 31, 1992 .........................    $1,373,069     $1,487,467       $ 917,945
  Contributions from FPL Group ......................             -        255,000               -
  Net income available to FPL Group .................             -              -         425,297
  Dividends to FPL Group ............................             -              -        (472,617)
  Preferred stock issuance costs and other ..........             -         (1,031)         (5,705)
Balances, December 31, 1993 .........................     1,373,069      1,741,436         864,920
  Contributions from FPL Group ......................             -        205,000               -
  Net income available to FPL Group .................             -              -         528,515
  Dividends to FPL Group ............................             -              -        (527,454)
  Other .............................................             -            100               -
Balances, December 31, 1994 .........................     1,373,069      1,946,536         865,981      $4,185,586
  Contributions from FPL Group ......................             -        280,000               -
  Net income available to FPL Group .................             -              -         567,972
  Dividends to FPL Group ............................             -              -        (557,923)
  Other .............................................             -          2,057          (3,984)
Balances, December 31, 1995 .........................    $1,373,069     $2,228,593       $ 872,046      $4,473,708

(1)    Common stock, no par value, 1,000 shares authorized, issued and outstanding.

7.  Preferred Stock

FPL Group's charter authorizes the issuance of 100 million shares of serial preferred stock, $.01 par value. None of these shares is outstanding. Preferred stock of FPL consists of the following: (1)

                                                                      December 31, 1995
                                                                    Shares       Redemption        December 31,
                                                                  Outstanding       Price        1995        1994
                                                                                               (Thousands of Dollars)
Cumulative, No Par Value, authorized 10,000,000 shares at
  December 31, 1995 and 1994; without sinking fund
  requirements - $2.00 No Par Value, Series A (Involuntary
  Liquidation Value $25 Per Share) (2) ........................   2,533,188       $ 27.00      $ 63,330    $125,000

Cumulative, $100 Par Value, authorized 15,822,500 shares at
  December 31, 1995 and 1994:
    Without sinking fund requirements:
      4 1/2% Series ...........................................     100,000        101.00        10,000      10,000
      4 1/2% Series A .........................................      50,000        101.00         5,000       5,000
      4 1/2% Series B .........................................      50,000        101.00         5,000       5,000
      4 1/2% Series C .........................................      62,500        103.00         6,250       6,250
      4.32% Series D ..........................................      50,000        103.50         5,000       5,000
      4.35% Series E ..........................................      50,000        102.00         5,000       5,000
      7.28% Series F ..........................................     600,000        102.93        60,000      60,000
      7.40% Series G ..........................................     400,000        102.53        40,000      40,000
      6.98% Series S ..........................................     750,000             -(3)     75,000      75,000
      7.05% Series T ..........................................     500,000             -(3)     50,000      50,000
      6.75% Series U ..........................................     650,000             -(3)     65,000      65,000
        Total preferred stock of FPL without sinking
          fund requirements ...................................   5,795,688                     389,580     451,250
            Less current maturities ...........................   1,000,000                     100,000           -
        Total preferred stock of FPL without sinking fund
          requirements, excluding current maturities ..........   4,795,688                    $289,580    $451,250
    With sinking fund requirements (4):
      6.84% Series Q (5) ......................................     440,000       $102.74      $ 44,000    $ 44,000
      8.625% Series R (6) .....................................     100,000        105.18        10,000      50,000
        Total preferred stock of FPL with sinking
          fund requirements ...................................     540,000                      54,000      94,000
            Less current maturities ...........................      40,000                       4,000           -
        Total preferred stock of FPL with sinking fund
          requirements, excluding current maturities ..........     500,000                    $ 50,000    $ 94,000

(1)    FPL's charter authorizes the issuance of 5 million shares of subordinated preferred stock, no par value.  None of these shares is outstanding.  There were no issuances of preferred stock in 1995 and 1994.  In 1993, FPL issued 1,900,000 shares of $100 par value preferred stock without sinking fund requirements.  In December 1995, FPL called for redemption, in January 1996, 600,000 shares of its 7.28% Preferred Stock, Series F, $100 Par Value and 400,000 shares of its 7.40%
       Preferred Stock, Series G, $100 Par Value.  In 1993, FPL redeemed and retired 160,000 shares of $100 par value preferred stock without sinking fund requirements and 167,660 shares of $100 par value preferred stock with sinking fund requirements.
(2)    In 1995, 2,466,812 shares were tendered, accepted for exchange and retired by FPL pursuant to its offer to exchange each such share for $25 in principal amount of 8.75% Quarterly Income Debt Securities (Subordinated Deferrable Interest
       Debentures).
(3)    Not redeemable prior to 2003.
(4)    Minimum annual sinking fund requirements on preferred stock are $4 million for each of the years 1996, 1997, 1998 and
       1999 and approximately $2 million in 2000.  In the event that FPL should be in arrears on its sinking fund obligations, FPL may not pay dividends on common stock.
(5)    Entitled to a sinking fund to retire a minimum of 15,000 shares and a maximum of 30,000 shares annually from 1996 through 2026 at $100 per share plus accrued dividends.  FPL redeemed and retired 45,000 shares in 1994, satisfying the
       1994 and 1995 minimum annual sinking fund requirement.
(6)    Entitled to a sinking fund to retire a minimum of 25,000 shares and a maximum of 50,000 shares annually from 1996 through 2015 at $100 per share plus accrued dividends.  FPL redeemed and retired 400,000 shares in 1995.
/TABLE

8.  Long-Term Debt (1)(2)
Long-term debt consists of the following:

                                                                                                 December 31,
                                                                                              1995          1994
                                                                                            (Thousands of Dollars)
FPL
  First mortgage bonds:
    Maturing through 2000 - 4 5/8% to 9 5/8% ..........................................    $  355,000    $  460,697
    Maturing 2001 through 2015 - 6 5/8% to 7 7/8% .....................................       661,838       700,000
    Maturing 2016 through 2026 - 7% to 9 3/8% .........................................     1,024,702     1,126,223
    Medium-term notes:
      Maturing through 2000 - 4.85% to 6.20% ..........................................       280,300       280,300
      Maturing 2001 through 2015 - 5.79% to 8.95% .....................................       106,500       155,000
      Maturing 2016 through 2022 - 8% to 9.05% ........................................        98,610       148,700
    Pollution control and industrial development series -
      Maturing 2019 through 2027 - 6.7% to 7.5% .......................................       150,135       260,705
  Pollution control, solid waste disposal and industrial development revenue bonds - Maturing 2021 through 2029 - variable, 4.3% and 3%
      average annual interest rate, respectively ......................................       483,735       373,165
  Installment purchase and security contracts - maturing 2007 - 5.9% ..................         2,000         2,000
  Quarterly Income Debt Securities (Subordinated Deferrable Interest
    Debentures) - maturing 2025 - 8.75% ...............................................        61,670             -
  Commercial paper - 4.4% average annual interest rate ................................             -       200,000
  Unamortized discount - net ..........................................................       (30,440)      (39,283)
    Total long-term debt of FPL .......................................................     3,194,050     3,667,507
      Less current maturities .........................................................       100,000        86,350
      Long-term debt of FPL, excluding current maturities .............................     3,094,050     3,581,157
FPL Group Capital
  Debentures:
    Maturing 1997 - 6 1/2% ............................................................       150,000       150,000
    Maturing 2013 - 7 5/8% ............................................................       125,000       125,000
  Other long-term debt - 7% to 10% due various dates to 2013 ..........................        17,655        11,320
  Unamortized discount ................................................................        (2,190)       (2,249)
    Total long-term debt of FPL Group Capital .........................................       290,465       284,071
      Less current maturities .........................................................         7,902           763
      Long-term debt of FPL Group Capital, excluding current maturities ...............       282,563       283,308
    Total long-term debt ..............................................................    $3,376,613    $3,864,465

(1)    Minimum annual maturities and sinking fund requirements of long-term debt for 1996-2000 are approximately $108 million,
       $150 million, $180 million, $230 million and $125 million, respectively.
(2)    Available lines of credit aggregated approximately $1.3 billion at December 31, 1995, all of which were based on firm commitments.

9.  Financial Instruments

The carrying amounts of cash equivalents and commercial paper approximate their fair values. Certain investments of FPL Group included in other investments in the consolidated balance sheets are carried at estimated fair value which was $84 million and $66 million at December 31, 1995 and 1994, respectively. The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

                                                                                   December 31,
                                                                        1995                          1994
                                                              Carrying      Estimated       Carrying      Estimated
                                                               Amount     Fair Value(1)      Amount     Fair Value(1)
                                                                             (Thousands of Dollars)
Preferred stock of FPL with sinking fund requirements (2).   $   54,000    $   55,520       $   94,000    $   92,840
Long-term debt of FPL (2) ................................   $3,194,050    $3,285,925       $3,667,507    $3,452,618
Long-term debt of FPL Group (2) ..........................   $3,484,515    $3,588,835       $3,951,578    $3,678,995

(1)    Based on quoted market prices for these or similar issues.
(2)    Includes current maturities.

Special Use Funds - Securities held in the special use funds are carried at estimated fair value. The nuclear decommissioning fund primarily consists of municipal and corporate debt securities with a weighted-average maturity of 9 years. The storm fund primarily consists of municipal debt securities with a weighted-average maturity of 5 years. The cost of securities sold is determined on the specific identification method. During 1995, the special use funds realized gains of $13 million and losses of $4 million. At December 31, 1995, the funds included unrealized gains of $33 million and no significant unrealized losses. Realized gains and losses during 1994 were $6 million and $8 million, respectively. At December 31, 1994, unrealized gains were $2 million and unrealized losses were $9 million. The proceeds from the sale of securities in 1995 and 1994 were $950 million and $650 million, respectively. A shift in the asset mix of the decommissioning fund occurred in 1995 and 1994 due to certain tax law changes.

10.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $1.5 billion for the years 1996 through 1998. Included in this three-year forecast are capital expenditures for 1996 of $511 million. FPL Group Capital and its subsidiaries, primarily ESI Energy, Inc. (ESI), have guaranteed up to approximately $94 million of lease obligations, debt service payments and other payments subject to certain contingencies.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of the insurance available from private sources and under an industry retrospective payment plan. In accordance with this Act, FPL maintains $200 million of private liability insurance, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $327 million per incident at any nuclear utility reactor in the United States, payable at a rate not to exceed $40 million per incident per year.

FPL participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $69 million in retrospective premiums. In the event of a subsequent accident at such nuclear plants during the policy period, the maximum additional assessment would be $30 million under the programs in effect at December 31, 1995.

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

FPL self-insures certain of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. FPL maintains a funded storm and property insurance reserve, which totaled approximately $177 million at December 31, 1995, for T&D property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has entered into certain long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of the Southern Company provide approximately 1,300 megawatts (mw) of power through mid-2010 and 374 mw through 2022. FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026.
The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. The fuel contracts provide for the transportation and supply of natural gas and coal and the supply and use of Orimulsion. Orimulsion is a new fuel which FPL expects to begin using in 1998, subject to environmental approvals. In no year are the obligations under the fuel contracts expected to exceed usage requirements.

The required capacity and minimum payments through 2000 under these contracts are estimated to be as follows:

                                                                                1996    1997    1998    1999    2000
                                                                                        (Millions of Dollars)
Capacity payments:
  JEA ......................................................................    $ 80    $ 80    $ 80    $ 80    $ 80
  Southern Companies .......................................................    $130    $140    $130    $130    $140
  Qualifying facilities ....................................................    $300    $320    $330    $340    $350
Minimum payments, at projected prices:
  Natural gas ..............................................................    $200    $200    $200    $200    $200
  Orimulsion ...............................................................       -       -    $120    $140    $140
  Coal .....................................................................    $ 50    $ 50    $ 40    $ 40    $ 40

Capacity, energy and fuel charges under these contracts were as follows:

                                                            1995 Charges         1994 Charges         1993 Charges
                                                                   Energy/              Energy/              Energy/
                                                         Capacity  Fuel (1)   Capacity  Fuel (1)   Capacity  Fuel (1)
                                                                             (Millions of Dollars)
JEA .................................................    $ 83(2)    $ 47      $ 82(2)    $ 48      $ 85(2)    $ 51
Southern Companies ..................................    $130(3)    $ 94      $186(3)    $124      $268(3)    $183
Qualifying facilities................................    $158(3)    $ 92      $137(3)    $ 68      $ 60(3)    $ 40
Natural gas .........................................       -       $361         -       $232         -       $270
Coal ................................................       -       $ 37         -       $ 33         -       $ 26

(1)  Recovered through the fuel and purchased power cost recovery clause (fuel clause).
(2)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(3)  Recovered through the capacity clause.

Litigation - In 1988, Union Carbide Corporation sued FPL and Florida
Power Corporation (Florida Power) alleging that, through a territorial agreement approved by the FPSC, they conspired to eliminate competition in violation of federal antitrust laws. Praxair, Inc., an entity that was formerly a unit of Union Carbide, has been substituted as the plaintiff. The suit sought treble damages of an unspecified amount based on alleged higher prices paid for electricity and for product sales lost. At the direction of the 11th Circuit Court of Appeals, a final judgment was entered in favor of FPL and Florida Power in January
1996.

A suit brought by the partners in a cogeneration project located in Dade County, Florida, alleged that FPL Group, FPL and ESI engaged in anti-competitive conduct intended to eliminate competition from cogenerators generally, and from their facility in particular, in violation of federal antitrust laws and wrongfully interfered with the cogeneration project's contractual relationship with Metropolitan Dade County. The suit sought damages in excess of $100 million, before trebling under antitrust laws, plus other unspecified compensatory and punitive damages. A motion for summary judgment by FPL Group, FPL and ESI was denied. FPL Group, FPL and ESI have appealed the denial. In
February 1996, all parties to this litigation and certain other persons entered into an agreement that would completely settle all disputes among the parties as part of a buy-out of an uneconomic power purchase agreement that FPL was required to enter into because of the Public Utility Regulatory Policies Act of 1978, as amended. All amounts payable by FPL under the settlement agreement would be recovered through either the capacity clause or fuel clause. The settlement is contingent upon approval by the FPSC.

The Florida Municipal Power Agency (FMPA), an organization comprised of municipal electric utilities, has sued FPL for allegedly breaching a "contract" to provide transmission service to the FMPA and its members and for breaching antitrust laws by monopolizing or attempting to monopolize the provision, coordination and transmission of electric power in refusing to provide transmission service, or to permit the FMPA to invest in and use FPL's transmission system, on the FMPA's proposed terms. The FMPA seeks $140 million in damages, before trebling for the antitrust claim, and court orders requiring FPL to permit the FMPA to invest in and use FPL's transmission system on "reasonable terms and conditions" and on a basis equal to FPL. In
1995, the court of appeals vacated the district court's summary judgment in favor of FPL and remanded the matter to the district court for further proceedings.

A former cable installation contractor for Telesat Cablevision, Inc. (Telesat), a wholly-owned subsidiary of FPL Group Capital, sued FPL
Group, FPL Group Capital and Telesat for breach of contract, fraud, violation of racketeering statutes and several other claims. The trial court entered a judgment in favor of FPL Group and Telesat on nine of twelve counts, including all of the racketeering and fraud claims, and in favor of FPL Group Capital on all counts. It also denied all parties' claims for attorneys' fees. However, the jury in the case awarded the contractor damages totaling approximately $6 million against FPL Group and Telesat for breach of contract and tortious interference. All parties have appealed.

FPL Group and FPL believe that they have meritorious defenses to all of the litigation described above and are vigorously defending these suits. Accordingly, the liabilities, if any, arising from these proceedings are not anticipated to have a material adverse effect on their financial statements.

11.  Cost Reduction Program Charge

In 1993, FPL implemented a cost reduction program which eliminated
1,700 positions resulting in a $138 million charge, primarily consisting of severance payments and employee retirement benefits including pension and postretirement benefits costs. See Note 5.

12.  Transactions with Related Parties

FPL provides certain services to and receives services from FPL Group, or other subsidiaries of FPL Group. The full cost of such services is charged to the entity benefitting from the service. In addition, certain common costs of FPL Group are allocated to all subsidiaries, including FPL, primarily based on each subsidiary's equity. Neither current period amounts charged or allocated, nor balances outstanding, were material for any year. See Note 1 - Income Taxes.

13.  Summarized Financial Information of FPL Group Capital
(Unaudited)

FPL Group Capital's debentures are guaranteed by FPL Group.
Operating revenues of FPL Group Capital for the three years ended December 31, 1995, 1994 and 1993 were $62 million, $80 million and
$88 million, respectively. For the same periods, operating expenses were $77 million, $84 million and $88 million, respectively. Net income for 1995 was $2 million and for 1994 was $7 million. In 1993, an extraordinary loss ($13 million, net of income taxes) on the early extinguishment of debt resulted in a net loss of $8 million.

At December 31, 1995, FPL Group Capital had $89 million of current assets, $934 million of noncurrent assets, $24 million of current liabilities and $787 million of noncurrent liabilities. At December 31, 1994, FPL
Group Capital had current assets of $84 million, noncurrent assets of $1.005 billion, current liabilities of $36 million and noncurrent liabilities of $714 million.

14.  Quarterly Data (Unaudited)

FPL Group's condensed consolidated quarterly financial information for 1995 and 1994 is as follows:

                                          March 31 (1)        June 30 (1)       September 30 (1)     December 31 (1)
                                                          (In thousands, except per share amounts)
                  1995
Operating revenues ...................  $      1,177,366    $      1,466,724    $      1,587,037     $      1,361,358
Operating income .....................  $        248,797    $        312,191    $        447,935     $        188,183
Net income ...........................  $         99,840    $        138,302    $        240,449     $         74,720
Earnings per share of common stock ...  $           0.57    $           0.79    $           1.37     $           0.43
Dividends per share of common stock ..  $           0.44    $           0.44    $           0.44     $           0.44
High-low trading prices ..............  $    37 1/4 - 34    $39 1/4 - 36 1/8    $    41 1/8 - 37     $46 1/2 - 40 1/4

                  1994
Operating revenues ...................  $      1,178,334    $      1,442,353    $      1,512,261     $      1,289,711
Operating income .....................  $        234,679    $        288,184    $        427,486     $        198,093
Net income ...........................  $         94,439    $        125,843    $        222,244     $         76,185
Earnings per share of common stock ...  $           0.53    $           0.70    $           1.25     $           0.43
Dividends per share of common stock ..  $           0.62    $           0.42    $           0.42     $           0.42
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

FPL's condensed consolidated quarterly financial information for 1995 and 1994 is as follows:

                                                   March 31 (1)    June 30 (1)    September 30 (1)    December 31 (1)
                                                                        (Thousands of Dollars)
                      1995
Operating revenues ............................     $1,156,269     $1,446,203       $1,579,549          $1,348,036
Operating income ..............................     $  185,616     $  219,554       $  306,782          $  153,354
Net income ....................................     $  119,442     $  153,804       $  245,747          $   92,381
Net income available to FPL Group .............     $  107,289     $  144,765       $  236,757          $   79,161

                      1994
Operating revenues ............................     $1,155,789     $1,418,573       $1,501,896          $1,266,398
Operating income ..............................     $  171,069     $  209,817       $  296,596          $  154,570
Net income ....................................     $  108,555     $  142,987       $  229,546          $   86,985
Net income available to FPL Group .............     $   98,625     $  133,108       $  219,667          $   77,115

(1)    In the opinion of FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of such amounts for such periods, have been made.  Results of operations for an interim period may not give a true indication of results for the calendar year.
/TABLE

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None
                  PART III

Item 10.  Directors and Executive Officers of the Registrants

FPL Group - The information required by this Item will be included in FPL Group's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1996 Annual Meeting of Shareholders (FPL Group's Proxy Statement) and is incorporated herein by reference, or is included in Item I.
Business - Executive Officers of the Registrants.

              FPL DIRECTORS(1)

James L. Broadhead. Mr. Broadhead, 60, is chairman and chief executive officer of FPL and chairman, president and chief executive officer of FPL Group. Mr. Broadhead is a former president of the Telephone Operating Group of GTE Corporation and is also a former president of St. Joe Minerals Corporation. He is a director of Barnett Banks, Inc., Delta Air Lines, Inc. and The Pittston Company and a board fellow of Cornell University. Mr. Broadhead has been a director of FPL and FPL Group since January 1989.

Dennis P. Coyle. Mr. Coyle, 57, has been general counsel and secretary of FPL since July 1991 and of FPL Group since June 1991. From March 1990 to July 1991 he was general counsel of FPL and from June 1989 to June 1991 he was general counsel and vice president of FPL Group. Mr. Coyle has been a director of FPL since January 1990.

Paul J. Evanson. Mr. Evanson, 54, became president of FPL in January 1995 after having served as senior vice president, finance and chief financial officer of FPL and vice president, finance and chief financial officer of FPL Group since December 1992. Prior to that, he was president and chief operating officer of the Lynch Corporation, a diversified holding company. He is a director of Lynch Corporation and Southern Energy Homes, Inc. Mr. Evanson has been a director of FPL since December 1992 and a director of FPL Group since January 1995.

Lawrence J. Kelleher. Mr. Kelleher, 48, is senior vice president, human resources of FPL and vice president, human resources of FPL Group. From May 1990 to July 1991 Mr. Kelleher was chief human resources officer of FPL. From June 1989 to May 1991 Mr. Kelleher was vice president of FPL Group. Mr. Kelleher has been a director of FPL since May 1990.

Thomas F. Plunkett. Mr. Plunkett, 56, is president of FPL's nuclear division. He was formerly site vice president at Turkey Point. Mr. Plunkett has been a director of FPL since March 1996.

C. O. Woody. Mr. Woody, 57, is senior vice president, power generation of FPL. From November 1987 to July 1991 he was executive vice president of FPL. Mr. Woody has been a director of FPL since December 1989.

Michael W. Yackira. Mr. Yackira, 44, became senior vice president, finance and chief financial officer of FPL and vice president, finance and chief financial officer of FPL Group in January 1995 and was senior vice president, market and regulatory services of FPL from May 1991 to January 1995. From May 1990 to May 1991 Mr. Yackira was chief planning officer of FPL. From April 1989 to May 1991 he was vice president of FPL Group. Mr. Yackira has been a director of FPL since May 1990.

(1) Directors are elected annually and serve until their resignation, removal or until their respective successors are elected. Each director's business experience during the past five years is noted either here or in the Executive Officers table in Item 1. Business - Executive Officers of the Registrants.

Item 11.  Executive Compensation

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference, provided that the Compensation Committee Report and Performance Graph which are contained in FPL Group's Proxy Statement shall not be deemed to be incorporated herein by reference.

FPL - The following table sets forth compensation paid during the past three years to FPL's chief executive officer and the other four most highly-compensated persons who served as executive officers of FPL at December 31, 1995.

         SUMMARY COMPENSATION TABLE

                                                                         Annual Compensation
                                                                                               Long-Term
                                                                                              Compensation
                                                                                                Payouts
                                                                                    Other     Long Term      All
                                                                                    Annual    Incentive     Other
                                                                                    Compen-     Plan       Compen-
        Name and Principal Position                Year     Salary       Bonus      sation    Payouts(1)   sation(2)
James L. Broadhead (3)                             1995    $749,567    $637,000     $30,342    $947,387    $15,901
  Chairman of the Board and Chief Executive        1994     692,346     565,500       5,658     780,681     14,131
    Officer of FPL and FPL Group, President        1993     666,333     505,747       4,989     609,664     21,583
    of FPL Group

Paul J. Evanson                                    1995     500,000     307,400       3,691     155,513     12,906
  President                                        1994     261,000     130,500       3,254      69,622     10,214
                                                   1993     243,600     112,543      16,424           -      9,276

Jerome H. Goldberg                                 1995     478,700     212,900      18,228     352,401      9,249
  President, Nuclear Division                      1994     462,500     212,461       8,059     190,059     14,817
                                                   1993     445,100     204,468       9,702     148,432     16,532

Dennis P. Coyle                                    1995     303,849     138,957       3,756     223,724     11,972
  General Counsel and Secretary of FPL             1994     280,662     125,344           -     165,351     10,784
    and FPL Group                                  1993     270,135     116,648           -     129,136     14,501

C.O. Woody                                         1995     283,300     133,400       3,234     207,350     15,539
  Senior Vice President, Power Generation          1994     273,700     123,216       1,458     165,288     14,391
                                                   1993     261,900     126,039         721     129,078     18,643

(1)    Payouts were made in cash (for payment of income taxes) and shares of common stock, valued at the closing price on the last business day preceding payout.
(2)    Represents employer matching contributions to thrift plans and employer contributions for life insurance.

                                             Thrift Match   Life Insurance
     Mr. Broadhead .......................      $6,195          $9,706
     Mr. Evanson .........................       6,808           6,098
     Mr. Goldberg ........................       6,808           2,441
     Mr. Coyle ...........................       6,195           5,777
     Mr. Woody ...........................       6,808           8,731

(3)    At December 31, 1995, Mr. Broadhead held 96,800 shares of restricted common stock with a value of $4,489,100.  These shares were awarded in 1991 for the purpose of financing Mr. Broadhead's supplemental retirement plan and will offset lump sum benefits that would otherwise be payable to him in cash upon retirement.  See Retirement Plans herein.
       Dividends at normal rates are paid on restricted common stock.

Stock Options - The following table sets forth information with respect to the only executive officer named in the Summary
Compensation Table who held or exercised any stock options or stock appreciation rights during 1995.

                                                                 Number of Shares            Value of Unexercised
                                                              Underlying Unexercised             In-the-Money
                                   Shares                    Options/SARs at 12/31/95      Options/SARs at 12/31/95
                                  Acquired       Value
Name                             on Exercise    Realized    Exercisable  Unexercisable    Exercisable  Unexercisable
C. O. Woody ..................      1,787       $20,327          -             -               -             -

Long Term Incentive Plan Awards - In 1995, awards of performance shares under FPL Group's Long Term Incentive Plan were made to the executive officers named in the Summary Compensation Table as set forth in the following table.

      LONG TERM INCENTIVE PLAN AWARDS

                                                                                        Estimated Future Payouts
                                                                                  Under Non-Stock Price-Based Plans
                                                                                           Number of Shares
                                        Number of       Performance Period
                Name                     Shares            Until Payout          Threshold       Target       Maximum
James L. Broadhead ................      24,909         1/1/95 - 12/31/98            -           24,909       39,854
Paul J. Evanson ...................       9,622         1/1/95 - 12/31/98            -            9,622       15,395
Jerome H. Goldberg ................       7,896         1/1/95 - 12/31/98            -            7,896       12,634
Dennis P. Coyle ...................       5,508         1/1/95 - 12/31/98            -            5,508        8,813
C. O. Woody .......................       4,673         1/1/95 - 12/31/98            -            4,673        7,477

The performance share awards shown above are payable at the end of the four-year performance period. The amount of the payout is determined by multiplying the participant's target number of shares by his average level of attainment, expressed as a percentage, which may not exceed 160%, of his targeted awards under the Annual Incentive Plans for each of the years encompassed by the award period. The incentive performance measures were financial indicators (weighted 50%) and operating indicators (weighted 50%). The financial indicators were operations and maintenance costs, capital expenditure levels, book and regulatory return on equity and net income. The operating indicators were customer satisfaction survey results, service reliability as measured by the frequency and duration of service interruptions, system performance as measured by availability factors for the fossil and nuclear power plants, unplanned trips of nuclear power plants, SALP ratings for nuclear power plants, full-time equivalent workforce, number of significant environmental violations, employee safety, load management installed capability and conservation programs' annual installed capacity.

Retirement Plans - FPL Group maintains a non-contributory defined benefit pension plan and a supplemental executive retirement plan which covers FPL employees. The following table shows the estimated annual benefits, calculated on a straight-line annuity basis, payable upon retirement in 1995 at age 65 after the indicated years of service.

             PENSION PLAN TABLE

 Eligible Average                                                               Years of Service
Annual Compensation                                             10          20          30          40          50
$  500,000 .............................................     $ 99,101    $198,190    $247,291    $260,931    $263,319
   600,000 .............................................      119,101     238,190     297,291     313,431     315,819
   700,000 .............................................      139,101     278,190     347,291     365,931     368,319
   800,000 .............................................      159,101     318,190     397,291     418,431     420,819
   900,000 .............................................      179,101     358,190     447,291     470,931     473,319
 1,000,000 .............................................      199,101     398,190     497,291     523,431     525,819
 1,100,000 .............................................      219,101     438,190     547,291     575,931     578,319
 1,200,000 .............................................      239,101     478,190     597,291     628,431     630,819
 1,300,000 .............................................      259,101     518,190     647,291     680,931     683,319
 1,400,000 .............................................      279,101     558,190     697,291     733,431     735,819
 1,500,000 .............................................      299,101     598,190     747,291     785,931     788,319
 1,600,000 .............................................      319,101     638,190     797,291     838,431     840,819
 1,700,000 .............................................      339,101     678,190     847,291     890,931     893,319
 1,800,000 .............................................      359,101     718,190     897,291     943,431     945,819

The compensation covered by the plans includes annual salaries and bonuses of officers of FPL Group and annual salaries of officers of FPL, as shown in the Summary Compensation Table, but no other amounts shown in that table. The estimated credited years of service for the executive officers named in the Summary Compensation Table are: Mr. Broadhead, 7 years; Mr. Evanson, 3 years; Mr. Goldberg, 6 years; Mr. Coyle, 6 years; and Mr. Woody, 39 years. Amounts shown in the table reflect deductions to partially cover employer contributions to Social Security.

A supplemental retirement plan for Mr. Broadhead provides for a lump-sum retirement benefit equal to the then present value of a joint and survivor annuity providing annual payments to him equal to 61% to 65% of his average annual compensation for the three years prior to his retirement between age 62 (1998) and age 65 (2001) and to his surviving beneficiary of 37.5% of such average annual compensation, reduced by the then present value of the annual amount of payments to which he is entitled under all other pension and retirement plans of FPL Group and former employers. This benefit is further reduced by the then value of 96,800 shares of restricted common stock which vest as to 77,000 shares in 1998 and as to 19,800 shares in 2001. Upon a change of control of FPL Group (as defined below under Employment Agreements), the restrictions on the restricted stock lapse and the full retirement benefit becomes payable. Upon termination of Mr. Broadhead's employment agreement (also described below) without cause, the restrictions on the restricted stock lapse and he becomes fully vested under the supplemental retirement plan. Absent any such change of control or termination of employment, Mr. Broadhead will have no right to such shares of restricted stock, and there will be no payments under the supplemental retirement plan, unless he remains with FPL Group until at least age 62.

FPL's employment agreement with Mr. Goldberg, who retired March 1, 1996, provides for a retirement benefit which, together with the amount received by him pursuant to his former employer's deferred compensation program and retirement plan, equals the total postretirement benefits he would have received if he had remained employed by such employer until age 65. A supplemental retirement plan for Mr. Coyle provides for benefits, upon retirement at age 62 or more, based on two times his credited years of service.

FPL Group sponsors a split-dollar life insurance plan for certain of FPL and FPL Group's senior officers. Benefits under the split-dollar plan are provided by universal life insurance policies purchased by FPL Group. If the officer dies prior to retirement, the officer's beneficiaries generally receive two and one-half times the officer's annual salary at the time of death. If the officer dies after retirement, the officer's beneficiaries receive between 50% to 100% of the officer's final annual salary. Each officer is taxable on the insurance carrier's one year term rate for his or her life insurance coverage.

Employment Agreements - FPL Group has entered into an employment agreement with Mr. Broadhead for an initial term ending
December 1997, with automatic one-year extensions thereafter unless either party elects not to extend. The agreement provides for a minimum base salary of $765,900 per year, subject to increases based upon corporate and individual performance and increases in cost-of-living indices, plus annual and long-term incentive compensation opportunities at least equal to those currently in effect. If FPL Group terminates Mr. Broadhead's employment without cause, he is entitled to receive a lump sum payment of two years' compensation. Compensation is measured by the then current base salary plus the average of the preceding two years' annual incentive awards. He would also be entitled to receive all amounts accrued under all performance share grants in progress, prorated for the year of termination and assuming achievement of the targeted award, and to full vesting of his benefits under his supplemental retirement plan.

FPL Group and FPL have entered into employment agreements with certain officers, including the individuals named in the Summary Compensation Table (other than Mr. Goldberg), to become effective in the event of a change of control of FPL Group, which is defined as the acquisition of beneficial ownership of 20% of the voting power of FPL Group, certain changes in FPL Group's Board, or approval by the shareholders of the liquidation of FPL Group or of certain mergers or consolidations or of certain transfers of FPL Group's assets. These agreements are intended to assure FPL Group and FPL of the continued services of key officers. The agreements provide that each officer shall be employed by FPL Group or one of its subsidiaries in his or her then current position, with compensation and benefits at least equal to the then current base and incentive compensation and benefit levels, for an employment period of four and, in certain cases, five years after a change in control occurs.

In the event that the officer's employment is terminated (except for death, disability or cause) or if the officer terminates his or her employment for good reason, as defined in the agreement, the officer is entitled to severance benefits in the form of a lump sum payment equal to the compensation due for the remainder of the employment period or for two years, whichever is longer. Such benefits would be based on the officer's then base salary plus an annual bonus at least equal to the average bonus for the two years preceding the change of control. The officer is also entitled to the maximum amount payable under all long-term incentive compensation grants outstanding, continued coverage under all employee benefit plans, supplemental retirement benefits and reimbursement for any tax penalties incurred as a result of the severance payments.

Director Compensation - All of the directors of FPL are salaried employees of FPL and do not receive any additional compensation for serving as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference.

FPL - FPL Group owns 100% of FPL's common stock. FPL's directors and executive officers beneficially own shares of common stock as follows:

                                            Name                                                  Number of Shares (1)
James L. Broadhead .........................................................................         151,910(2)
Dennis P. Coyle ............................................................................          10,683
Paul J. Evanson ............................................................................           6,162
Jerome H. Goldberg .........................................................................          10,332
Lawrence J. Kelleher .......................................................................          19,155
Thomas F. Plunkett .........................................................................          19,751(3)
C. O. Woody ................................................................................          21,289
Michael W. Yackira .........................................................................          11,125
All directors and executive officers as a group ............................................         261,451(4)

(1)    Information is as of March 1, 1996, except for executive officers' holdings under the thrift plans, which are as of
       December 31, 1995.  Unless otherwise indicated, each person has sole voting and investment power.
(2)    Includes 96,800 shares of restricted stock as to which Mr. Broadhead has voting but not investment power.
(3)    Includes 15,000 shares of restricted stock as to which Mr. Plunkett has voting but not investment power.
(4)    Less than 1% of the common stock outstanding.

FPL's directors and executive officers are required to file initial reports of ownership and reports of changes of ownership of common stock with the Securities and Exchange Commission. Based upon a review of these filings and written representations from the directors and executive officers, all required filings were timely made in 1995 except that Michael W. Yackira, senior vice president, finance and chief financial officer, reported on an annual statement of changes in beneficial ownership one transaction that should have been reported the previous month and Stephen E. Frank, after he ceased being an officer and director of FPL, made a late filing of one report relating to one transaction.

Item 13.  Certain Relationships and Related Transactions

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference.

FPL - None
                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K

      (a) 1.  Financial Statements                                  Page(s)

            Independent Auditors' Report                            14
            FPL Group:
              Consolidated Statements of Income                     15
              Consolidated Balance Sheets                           16
              Consolidated Statements of Cash Flows                 17
            FPL:
              Consolidated Statements of Income                     18
              Consolidated Balance Sheets                           19
              Consolidated Statements of Cash Flows                 20
            Notes to Consolidated Financial Statements              21-34

          2. Financial Statement Schedules - Schedules are omitted as not applicable or not required.

          3.  Exhibits including those Incorporated by Reference

            Exhibit                                                                                      FPL
            Number                                Description                                           Group    FPL
            *3(i)a     Restated Articles of Incorporation of FPL Group dated December 31, 1984,           x
                       as amended through December 17, 1990 (filed as Exhibit 4(a) to Post-
                       Effective Amendment No. 5 to Form S-8, File No. 33-18669)

            *3(i)b     Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as                   x
                       Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No.
                       1-3545)

            *3(i)c     Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992                 x
                       (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993,
                       File No. 1-3545)

            *3(i)d     Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992                   x
                       (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993,
                       File No. 1-3545)

            *3(i)e     Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993                 x
                       (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993,
                       File No. 1-3545)

            *3(i)f     Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993                  x
                       (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993,
                       File No. 1-3545)

            *3(i)g     Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993                x
                       (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993,
                       File No. 1-3545)

            *3(i)h     Amendment to FPL's Restated Articles of Incorporation dated November 30,                   x
                       1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31,
                       1993, File No. 1-3545)

            *3(ii)a    Bylaws of FPL Group dated November 15, 1993 (filed as Exhibit 3(ii) to Form        x
                       10-K for the year ended December 31, 1993, File No. 1-8841)

            *3(ii)b    Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated                     x
                       May 1, 1992, File No. 1-3545)

            *4(a)      Rights Agreement, dated as of June 16, 1986, between FPL Group, Inc. and           x
                       the First National Bank of Boston (filed as Exhibit 4(e) to Post-Effective
                       Amendment No. 5 to Form S-8, File No. 33-18669)

            *4(b)      Mortgage and Deed of Trust dated as of January 1, 1944, and Ninety-six             x       x
                       Supplements thereto between FPL and Bankers Trust Company and The
                       Florida National Bank of Jacksonville (now First Union National Bank of
                       Florida), Trustees (as of September 2, 1992, the sole trustee is Bankers
                       Trust Company) (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a),
                       File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No.
                       2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093;
                       Exhibit 4(c), File  No. 2-11491; Exhibit 4(b)-1, File No. 2-12900;
                       Exhibit 4(b)-1, File No. 2-13255; Exhibit  4(b)-1, File No. 2-13705;
                       Exhibit  4(b)-1, File No.  2-13925; Exhibit 4(b)-1, File No. 2-15088;
                       Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501;
                       Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit
                       2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c),
                       File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File
                       No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No.
                       2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312;
                       Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit
                       2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c),
                       File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No.
                       2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228;
                       Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File
                       No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No.
                       2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767;
                       Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits
                       4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629;
                       Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment
                       No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective
                       Amendment No. 1 to Form S-3, File No. 33-46076); Exhibit 4(b) to Form
                       10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit
                       4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545;
                       and Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File
                       No. 1-3545)

           4(c)(i)     Indenture, dated as of November 1, 1995 between Florida Power & Light              x       x
                       Company and The Chase Manhattan Bank (National Association), as Trustee

                                                                                                         FPL
                                                                                                        Group    FPL

          4(c)(ii)     Excerpts from Unanimous Consent of the Finance Committee of the Board of           x       x
                       Directors in lieu of meeting, dated July 10, 1995, establishing certain terms of the 8.75% Quarterly Income Debt Securities (Subordinated
                       Deferrable Interest Debentures, Due 2025)

         4(c)(iii)     Officer's Certificate of Florida Power & Light Company, dated November 10,         x       x
                       1995, establishing certain terms of the 8.75% Quarterly Income Debt
                       Securities (Subordinated Deferrable Interest Debentures, Due 2025)

             10(a)     Supplemental Executive Retirement Plan, amended and restated effective             x
                       January 1, 1994

            *10(b)     FPL Group Amended and Restated Supplemental Executive Retirement Plan for          x
                       James L. Broadhead effective January 1, 1990 (filed as Exhibit 99(d) to
                       Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

            *10(c)     FPL Group Long-Term Incentive Plan of 1985, as amended (filed as Exhibit           x
                       99(h) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

            *10(d)     Long-Term Incentive Plan 1994 (filed as Exhibit 4(d) to Form S-8, File             x
                       No. 33-57673)

            *10(e)     Annual Incentive Plan dated as of March 31, 1994 (filed as Exhibit 10(k)           x
                       to Form 10-Q for the quarter ended March 31, 1994, File No. 1-8841)

             10(f)     FPL Group Deferred Compensation Plan, amended and restated effective               x
                       January 1, 1995

             10(g)     FPL Group Executive Long Term Disability Plan effective January 1, 1995            x

            *10(h)     Employment Agreement between FPL Group and James L. Broadhead dated as of          x
                       December 13, 1993 (filed as Exhibit 10(j) to Form 10-K for the year ended
                       December 31, 1993, File No. 1-8841)

             10(i)     Employment Agreement between FPL Group and James L. Broadhead dated as of          x
                       December 11, 1995

             10(j)     Employment Agreement between FPL Group and Dennis P. Coyle dated as of             x
                       December 11, 1995

             10(k)     Employment Agreement between FPL Group and Paul J. Evanson dated as of             x
                       December 11, 1995

             10(l)     Employment Agreement between FPL Group and Lawrence J. Kelleher dated              x
                       as of December 11, 1995

             10(m)     Employment Agreement between FPL Group and C.O. Woody dated as of                  x
                       December 11, 1995

             10(n)     Employment Agreement between FPL Group and Michael W. Yackira as of                x
                       December 11, 1995

             12        Computation of Ratios                                                                      x

             21        Subsidiaries of the Registrant                                                     x

             23        Independent Auditors' Consent                                                      x       x

             27        Financial Data Schedule                                                            x       x

* Incorporated herein by reference

      (b) Reports on Form 8-K - None
         FPL GROUP, INC. SIGNATURES


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

Date:  March 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of March 12, 1996:


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


H. JESSE ARNELLE                            B. F. DOLAN
H. Jesse Arnelle                            B. F. Dolan


ROBERT M. BEALL, II                         WILLARD D. DOVER
Robert M. Beall, II                         Willard D. Dover


DAVID BLUMBERG                              PAUL J. EVANSON
David Blumberg                              Paul J. Evanson


J. HYATT BROWN                              DREW LEWIS
J. Hyatt Brown                              Drew Lewis


LYNNE V. CHENEY                             FREDERIC V. MALEK
Lynne V. Cheney                             Frederic V. Malek


ARMANDO M. CODINA                           PAUL R. TREGURTHA
Armando M. Codina                           Paul R. Tregurtha


MARSHALL M. CRISER
Marshall M. Criser
/TABLE

  FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Florida Power & Light Company



              PAUL J. EVANSON
              Paul J. Evanson
           President and Director


Date:  March 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of March 12, 1996:


JAMES L. BROADHEAD
James L. Broadhead
Chairman of the Board
(Principal Executive Officer and Director)



MICHAEL W. YACKIRA
Michael W. Yackira
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Director)



K. MICHAEL DAVIS
K. Michael Davis
Vice President, Accounting,
Controller and Chief Accounting Officer
(Principal Accounting Officer)

Directors:



DENNIS P. COYLE                           C. O. WOODY
Dennis P. Coyle                           C. O. Woody



THOMAS F. PLUNKETT                        LAWRENCE J. KELLEHER
Thomas F. Plunkett                        Lawrence J. Kelleher
