Form 10-Q
period 1996-03-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 1996-05-08
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

          Washington, D. C. 20549



                 FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996


                     OR


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934


Commission     Exact name of Registrants as specified in their charters, address    IRS Employer Iden-
File Number    of principal executive offices and Registrants' telephone number     tification Number
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


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been
subject to such filing requirements for the past 90 days.   Yes X   No ___

   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each class of FPL Group, Inc.
common stock, as of the latest practicable date: Common Stock, $.01 Par Value, outstanding at April 30, 1996: 183,757,635 shares

As of April 30, 1996 there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group,
Inc.
       ______________________________

This combined Form 10-Q represents separate filings by FPL Group, Inc.
and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited)



                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                              1996          1995
                                                                                             (In thousands, except
                                                                                               per share amounts)
OPERATING REVENUES ...................................................................     $1,357,707    $1,177,366

OPERATING EXPENSES:
  Fuel, purchased power and interchange ..............................................        449,660       344,872
  Other operations and maintenance....................................................        279,974       254,991
  Depreciation and amortization ......................................................        267,655       200,283
  Taxes other than income taxes ......................................................        137,044       128,423
    Total operating expenses .........................................................      1,134,333       928,569

OPERATING INCOME .....................................................................        223,374       248,797

OTHER INCOME (DEDUCTIONS):
  Interest charges ...................................................................        (69,246)      (76,979)
  Dividend requirements on preferred stock of FPL ....................................         (6,434)      (12,153)
  Other - net ........................................................................         (1,363)        5,392
    Total other deductions - net .....................................................        (77,043)      (83,740)

INCOME BEFORE INCOME TAXES ...........................................................        146,331       165,057

INCOME TAXES .........................................................................         52,619        65,217

NET INCOME ...........................................................................     $   93,712    $   99,840

Earnings per share of common stock ...................................................     $     0.54    $     0.57
Dividends per share of common stock ..................................................     $     0.46    $     0.44
Average number of common shares outstanding ..........................................        174,706       176,023

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 8 through 10 herein and the Notes to Consolidated Financial Statements appearing in the combined 1995 Annual Report on Form 10-K (Form 10-K) for FPL
Group, Inc. (FPL Group) and Florida Power & Light Company (FPL).

              FPL GROUP, INC.
   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        March 31,
                                                                                          1996         December 31,
                                                                                       (Unaudited)         1995
                                                                                          (Thousands of Dollars)
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant and other property - at original cost,
    including nuclear fuel and construction work in progress ......................    $16,813,313      $16,725,231
  Less accumulated depreciation and amortization ..................................      7,114,274        6,873,250
    Total property, plant and equipment - net .....................................      9,699,039        9,851,981

CURRENT ASSETS:
  Cash and cash equivalents .......................................................         28,291           46,177
  Customer receivables, net of allowances of $11,222 and $11,929, respectively ....        432,128          482,326
  Materials, supplies and fossil fuel stock - at average cost .....................        238,507          247,323
  Other ...........................................................................        229,534          209,522
    Total current assets ..........................................................        928,460          985,348

OTHER ASSETS:
  Special use funds of FPL ........................................................        694,690          646,846
  Other investments ...............................................................        426,696          447,006
  Unamortized debt reacquisition costs of FPL .....................................        290,011          294,844
  Other ...........................................................................        227,530          233,201
    Total other assets ............................................................      1,638,927        1,621,897

TOTAL ASSETS ......................................................................    $12,266,426      $12,459,226


CAPITALIZATION:
  Common shareholders' equity .....................................................    $ 4,387,381      $ 4,392,509
  Preferred stock of FPL without sinking fund requirements ........................        289,580          289,580
  Preferred stock of FPL with sinking fund requirements ...........................         46,000           50,000
  Long-term debt ..................................................................      3,377,057        3,376,613
    Total capitalization ..........................................................      8,100,018        8,108,702

CURRENT LIABILITIES:
  Accounts payable ................................................................        274,305          305,126
  Debt and preferred stock due within one year ....................................        155,723          390,402
  Accrued interest, taxes and other ...............................................        839,288          808,615
    Total current liabilities .....................................................      1,269,316        1,504,143

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ...............................................      1,599,675        1,587,449
  Unamortized regulatory and investment tax credits ...............................        417,439          426,317
  Other ...........................................................................        879,978          832,615
    Total other liabilities and deferred credits ..................................      2,897,092        2,846,381

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ..............................................    $12,266,426      $12,459,226

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 8 through 10 herein and the Notes to Consolidated Financial Statements appearing in the 1995 Form 10-K for FPL Group and FPL.

              FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)


                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                               1996          1995
                                                                                             (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................................     $  93,712     $  99,840
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................................       267,655       200,283
    Other - net .......................................................................       125,313       116,432
  Net cash provided by operating activities ...........................................       486,680       416,555

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (1) ............................................................      (115,508)     (132,920)
  Other - net .........................................................................       (51,786)      (15,215)
    Net cash used in investing activities .............................................      (167,294)     (148,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt ....................................................................             -        58,630
  Retirement of long-term debt and preferred stock ....................................      (102,973)      (57,014)
  Repurchase of common stock ..........................................................       (24,374)      (28,878)
  Decrease in commercial paper ........................................................      (138,700)      (29,737)
  Dividends on common stock ...........................................................       (80,394)      (77,523)
  Other - net .........................................................................         9,169       (60,102)
    Net cash used in financing activities .............................................      (337,272)     (194,624)

Net increase (decrease) in cash and cash equivalents ..................................       (17,886)       73,796

Cash and cash equivalents at beginning of period ......................................        46,177        85,750

Cash and cash equivalents at end of period ............................................     $  28,291     $ 159,546

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................     $  72,692     $  84,119
  Cash paid for income taxes ..........................................................     $   9,700     $  26,400

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................     $  30,742     $  12,114

(1)  Capital expenditures exclude allowance for equity funds used during construction.

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 8 through 10 herein and the Notes to Consolidated Financial Statements appearing in the 1995 Form 10-K for FPL Group and FPL.

       FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                             1996           1995
                                                                                           (Thousands of Dollars)
OPERATING REVENUES .................................................................      $1,340,742     $1,156,269

OPERATING EXPENSES:
  Fuel, purchased power and interchange ............................................         449,660        344,872
  Other operations and maintenance .................................................         262,517        231,889
  Depreciation and amortization ....................................................         266,241        197,774
  Income taxes .....................................................................          58,423         68,190
  Taxes other than income taxes ....................................................         137,096        127,928
    Total operating expenses .......................................................       1,173,937        970,653

OPERATING INCOME ...................................................................         166,805        185,616

OTHER INCOME/(DEDUCTIONS):
  Interest charges - net ...........................................................         (62,386)       (70,094)
  Other - net ......................................................................           2,734          3,920
    Total other deductions - net ...................................................         (59,652)       (66,174)

NET INCOME .........................................................................         107,153        119,442

DIVIDEND REQUIREMENTS ON PREFERRED STOCK ...........................................           6,434         12,153

NET INCOME AVAILABLE TO FPL GROUP ..................................................      $  100,719     $  107,289

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 8 through 10 herein and the Notes to Consolidated Financial Statements appearing in the 1995 Form 10-K for FPL Group and FPL.

       FLORIDA POWER & LIGHT COMPANY
   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,
                                                                                           1996         December 31,
                                                                                        (Unaudited)         1995
                                                                                            (Thousands of Dollars)
ELECTRIC UTILITY PLANT:
  At original cost, including nuclear fuel and construction work in progress .......    $16,620,192     $16,531,492
  Less accumulated depreciation and amortization ...................................      7,072,069       6,832,201
    Electric utility plant - net ...................................................      9,548,123       9,699,291

CURRENT ASSETS:
  Cash and cash equivalents ........................................................          1,494             412
  Customer receivables, net of allowances of $11,031 and $11,737, respectively .....        428,831         479,838
  Materials, supplies and fossil fuel stock - at average cost ......................        222,929         230,553
  Other ............................................................................        206,608         180,414
    Total current assets ...........................................................        859,862         891,217

OTHER ASSETS:
  Special use funds ................................................................        694,690         646,846
  Unamortized debt reacquisition costs .............................................        290,011         294,844
  Other ............................................................................        213,832         219,061
    Total other assets .............................................................      1,198,533       1,160,751

TOTAL ASSETS .......................................................................    $11,606,518     $11,751,259


CAPITALIZATION:
  Common shareholder's equity ......................................................    $ 4,525,823     $ 4,473,708
  Preferred stock without sinking fund requirements ................................        289,580         289,580
  Preferred stock with sinking fund requirements ...................................         46,000          50,000
  Long-term debt ...................................................................      3,094,702       3,094,050
    Total capitalization ...........................................................      7,956,105       7,907,338

CURRENT LIABILITIES:
  Accounts payable .................................................................        271,194         299,987
  Debt and preferred stock due within one year .....................................        127,800         382,500
  Accrued interest, taxes and other ................................................        810,396         778,465
    Total current liabilities ......................................................      1,209,390       1,460,952

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................      1,227,190       1,204,315
  Unamortized regulatory and investment tax credits ................................        417,439         426,317
  Other ............................................................................        796,394         752,337
    Total other liabilities and deferred credits ...................................      2,441,023       2,382,969

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................    $11,606,518     $11,751,259

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 8 through 10 herein and the Notes to Consolidated Financial Statements appearing in the 1995 Form 10-K for FPL Group and FPL.

       FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                               1996          1995
                                                                                             (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................................................    $ 107,153     $ 119,442
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ......................................................      266,241       197,774
    Other - net ........................................................................      125,954       109,201
  Net cash provided by operating activities ............................................      499,348       426,417

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (1) .............................................................     (114,781)     (127,069)
  Other - net ..........................................................................      (74,077)       (7,498)
    Net cash used in investing activities ..............................................     (188,858)     (134,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt .....................................................................            -        58,630
  Retirement of long-term debt and preferred stock .....................................     (102,770)      (56,225)
  Decrease in commercial paper .........................................................     (158,700)      (25,000)
  Dividends ............................................................................     (104,952)     (105,484)
  Capital contributions from FPL Group .................................................       50,000             -
  Other - net ..........................................................................        7,014       (61,160)
    Net cash used in financing activities ..............................................     (309,408)     (189,239)

Net increase in cash and cash equivalents ..............................................        1,082       102,611

Cash and cash equivalents at beginning of period .......................................          412           535

Cash and cash equivalents at end of period .............................................    $   1,494     $ 103,146

Supplemental disclosures of cash flow information:
  Cash paid for interest ...............................................................    $  67,542     $  78,906
  Cash paid for income taxes ...........................................................    $  12,766     $  10,520

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ...............................................    $  30,742     $  12,114

(1)  Capital expenditures exclude allowance for equity funds used during construction.

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 8 through 10 herein and the Notes to Consolidated Financial Statements appearing in the 1995 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with the combined 1995 Form 10-K for FPL Group and FPL. In the opinion of FPL Group and FPL, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Summary of Significant Accounting and Reporting Policies -
Depreciation and Amortization

In the second quarter of 1995, the Florida Public Service Commission
(FPSC) approved, on an interim basis, accelerated amortization of FPL's nuclear units of $30 million per year plus additional amounts based on the level of sales. In March 1996, the FPSC granted final approval of the $30 million per year of special nuclear amortization. The FPSC also approved the additional expense amounts recorded in 1995 based on the level of sales achieved and extended the program through 1997. Any additional expense will be applied against nuclear, fossil and regulatory assets.

2.  Capitalization

FPL Group Common Stock - During the first quarter of 1996, FPL Group repurchased approximately one-half million shares of common stock under its share repurchase program which began in May 1994. To date, a total of approximately 6.4 million shares have been repurchased.

Preferred Stock - In January 1996, FPL redeemed all 600,000 outstanding shares of its 7.28% Preferred Stock, Series F, $100 Par Value and all 400,000 outstanding shares of its 7.40% Preferred
Stock, Series G, $100 Par Value.

The 1996 sinking fund requirements for the 6.84% Preferred Stock, Series Q, $100 Par Value and the 8.625% Preferred Stock, Series R, $100 Par Value were met by redeeming and retiring, in April 1996, 30,000 shares of Series Q and 50,000 shares of Series R. There are no sinking fund requirements for the remainder of 1996.

Long-Term Debt - In April 1996, FPL purchased on the open market and retired $7 million principal amount of First Mortgage Bonds, 8.5%
Series, due 2022.

3.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $1.5 billion for the years 1996 through 1998. Included in this three-year forecast are capital expenditures for 1996 of $511 million, of which $113 million had been spent through March 31, 1996. FPL Group Capital Inc (FPL Group Capital) and its subsidiaries, primarily ESI Energy, Inc. (ESI), have guaranteed up to approximately $90 million of lease obligations, debt service payments and other payments subject to certain contingencies.

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

FPL participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $69 million in retrospective premiums. In the event of a subsequent accident at such nuclear plants during the policy period, the maximum additional assessment would be $30 million under the programs in effect at March 31, 1996.

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

FPL self-insures certain of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. FPL maintains a funded storm and property insurance reserve, which totaled approximately $202 million at March 31, 1996, for T&D property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has entered into certain long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of the Southern Company provide approximately 1,300 megawatts (mw) of power through mid-2010 and 374 mw through 2022. FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026.
The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. The fuel contracts provide for the transportation and supply of natural gas and coal and the supply and use of Orimulsion. Orimulsion is a new fuel which FPL expected to begin using in 1998, subject to regulatory approvals. In April 1996, Florida's Power Plant Siting Board denied FPL's request to burn Orimulsion at the Manatee power plant. FPL is currently evaluating its options. In no year are the obligations under any of the fuel contracts expected to exceed usage.

The required annual capacity and minimum payments through 2000 under these contracts are estimated to be as follows:

                                                                                1996    1997    1998    1999    2000
                                                                                        (Millions of Dollars)
Capacity payments:
  JEA and Southern Companies ...............................................    $210    $210    $210    $220    $220
  Qualifying facilities ....................................................    $300    $310    $320    $340    $350
Minimum payments, at projected prices:
  Natural gas ..............................................................    $270    $210    $210    $210    $210
  Orimulsion (1) ...........................................................       -       -    $120    $140    $140
  Coal .....................................................................    $ 50    $ 50    $ 40    $ 40    $ 40

(1)  All of FPL's Orimulsion-related contract obligations are subject to obtaining the required regulatory approvals.

Capacity, energy and fuel charges under these contracts were as follows:

                                                                                   Three Months Ended March 31,
                                                                               1996 Charges           1995 Charges
                                                                                      Energy/                Energy/
                                                                            Capacity  Fuel (1)     Capacity  Fuel (1)
                                                                                      (Millions of Dollars)
JEA and Southern Companies .............................................     $46(2)    $33          $60(2)     $32
Qualifying facilities...................................................     $70(3)    $27          $37(3)     $20
Natural gas ............................................................       -       $97            -        $67
Coal ...................................................................       -       $12            -        $11

(1)  Recovered through the fuel and purchased power cost recovery clause (fuel clause).
(2)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(3)  Recovered through the capacity clause.

Litigation - In 1988, Union Carbide Corporation sued FPL and Florida
Power Corporation (Florida Power) alleging that, through a territorial agreement approved by the FPSC, they conspired to eliminate competition in violation of federal antitrust laws. Praxair, Inc., an entity that was formerly a unit of Union Carbide, has been substituted as the plaintiff. The suit sought treble damages of an unspecified amount based on alleged higher prices paid for electricity and for product sales lost. At the direction of the 11th Circuit Court of Appeals, a final judgment was entered in favor of FPL and Florida Power in January
1996. Praxair has petitioned to the U.S. Supreme Court to review the Court of Appeals' decision.

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

A suit brought by the partners in a cogeneration project located in Dade County, Florida, alleged that FPL Group, FPL and ESI engaged in anti-competitive conduct intended to eliminate competition from cogenerators generally, and from their facility in particular, in violation of federal antitrust laws and wrongfully interfered with the cogeneration project's contractual relationship with Metropolitan Dade County. The suit sought damages in excess of $100 million, before trebling under antitrust laws, plus other unspecified compensatory and punitive damages. A motion for summary judgment by FPL Group, FPL and ESI was denied by the District Court. In March 1996, the 11th Circuit Court of Appeals reversed the District Court and granted FPL Group's, FPL's and ESI's motions for partial summary judgment on the anti-trust claims and remanded the case to the District Court for further proceedings on the remaining issues. In February 1996, all parties to this litigation and certain other persons entered into an agreement that would completely settle all disputes among the parties as part of a buy-out of an uneconomic power purchase agreement that FPL was required to enter into because of the Public Utility Regulatory Policies Act of 1978, as amended. All amounts payable by FPL under the settlement agreement would be recovered through either the capacity clause or fuel clause.
The settlement is contingent upon approval by the FPSC.

4.  Summarized Financial Information of FPL Group Capital

FPL Group Capital's debentures are guaranteed by FPL Group.
Operating revenues of FPL Group Capital for the three months ended March 31, 1996 and 1995 were approximately $17 million and $21 million, respectively. For the same periods, operating expenses were approximately $18 million and $26 million. Net income for the three months ended March 31, 1996 was approximately $.4 million and net loss for the three months ended March 31,1995 was approximately $2 million.

At March 31, 1996, FPL Group Capital had current assets of approximately $126 million, noncurrent assets of approximately $912 million, current liabilities of approximately $42 million and noncurrent liabilities of approximately $783 million. At December 31, 1995, FPL Group Capital had approximately $89 million of current assets, $934 million of noncurrent assets, $24 million of current liabilities and $787 million of noncurrent liabilities.

Item 2.  Managements' Discussion and Analysis of Financial
Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein and
Managements' Discussion and Analysis of Financial Condition and
Results of Operations appearing in the 1995 Form 10-K for FPL Group and FPL. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

FPL Group's net income for the three months ended March 31, 1996 was lower than the prior period due to higher depreciation and other operations and maintenance (O&M) expenses. Partly offsetting the increased expenses were higher energy sales, resulting from both increased energy usage per customer and customer growth.

FPL's revenues from base rates increased to approximately $735 million for the three months ended March 31, 1996 from approximately $718 million for the same period in 1995. The increase reflects higher energy usage per retail customer of 5.8%, primarily due to extreme weather conditions in 1996. Customer growth of 1.7%, down slightly from 1995, also contributed to the increase. Revenues from cost recovery clauses and franchise fees comprise substantially all of the remaining portion of operating revenues. These revenues represent a pass-through of costs and do not significantly affect net income.

O&M expenses increased for the three months ended March 31, 1996, primarily due to costs associated with a planned nuclear refueling outage in the first quarter of 1996. There were no nuclear refueling outages in the first quarter of 1995. Depreciation expense increased for the three months ended March 31, 1996 mainly as a result of the special amortization of nuclear units, which amounted to approximately $74 million, and an increase in the provision for nuclear decommissioning and fossil dismantlement. See Note 1.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities benefited from higher sales and lower cash expenses. Using available cash flows from operations, FPL has redeemed certain series of its preferred stock and first mortgage bonds and FPL Group has repurchased approximately 500,000 shares of common stock, consistent with managements' intent to reduce debt balances and outstanding shares of common stock. See Note 2.

For information concerning capital commitments, see Note 3.

        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

(a)      Reference is made to Item 3. Legal Proceedings in the
         1995 Form 10-K for FPL Group and FPL.

         In March 1996, Praxair petitioned the U.S. Supreme
         Court to review the Court of Appeals' decision previously entered in favor of FPL and Florida Power Corporation.

Item 5.  Other Information

(a)      Reference is made to Item 1. Business - FPL Operations
         - Competition in the 1995 Form 10-K for FPL Group and
         FPL.

         In April 1996, the Federal Energy Regulatory
         Commission issued a final rule regarding wholesale transmission access and pricing. FPL expects to file open access transmission tariffs in compliance with the final rule during the third quarter of 1996.

         In April 1996, the FMPA began receiving network transmission service from FPL for certain of its members under a network service agreement filed with the FERC in March 1996.

(b)      Reference is made to Item 1. Business - FPL Operations
         - Fuel in the 1995 Form 10-K for FPL Group and FPL.

         In April 1996, Florida's Power Plant Siting Board denied
         FPL's request to burn Orimulsion at the Manatee power plant. FPL is currently evaluating its options.

(c)      Reference is made to Item 1. Business - FPL Operations
         - Electric and Magnetic Fields in the 1995 Form 10-K for
         FPL Group and FPL.

         In May 1996, the court granted summary judgment for FPL in the suit that alleged personal injury and wrongful death resulting from electric and magnetic fields.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

       Exhibit                                                                                          FPL
       Number                                Description                                               Group    FPL
       4(a)       Ninety-seventh Supplemental Indenture dated as of March 1, 1996 between FPL           x       x
                  and Bankers Trust Company, Trustee

       12         Computation of Ratios                                                                         x

       27         Financial Data Schedule                                                               x       x

(b)      Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FPL GROUP, INC.
                          FLORIDA POWER & LIGHT COMPANY
                                  (Registrants)




Date:  May 8, 1996             MICHAEL W. YACKIRA
                               Michael W. Yackira
      Vice President, Finance and Chief Financial Officer of FPL Group, Inc.,
            Senior Vice President, Finance and Chief Financial Officer
                          of Florida Power & Light Company
                (Principal Financial Officer of the Registrants)