Form 10-Q
period 1996-06-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 1996-08-08
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

          Washington, D. C. 20549



                 FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996


                     OR


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934


                  Exact name of Registrants as specified in
Commission     their charters, address of principal executive    IRS Employer Iden-
File Number      offices and Registrants' telephone number       tification Number
  1-8841                    FPL GROUP, INC.                      59-2449419
  1-3545             FLORIDA POWER & LIGHT COMPANY               59-0247775
                        700 Universe Boulevard
                       Juno Beach, Florida 33408
                            (561) 694-4647

State or other jurisdiction of incorporation or organization:  Florida



Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been
subject to such filing requirements for the past 90 days.    Yes  X
    No ___

   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each class of FPL Group, Inc.
common stock, as of the latest practicable date: Common Stock, $.01 Par Value, outstanding at July 31, 1996: 183,352,785 shares

As of July 31, 1996 there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.
       ______________________________

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
                (Unaudited)



                                                                 Three Months Ended            Six Months Ended
                                                                      June 30,                     June 30,
                                                                 1996          1995           1996          1995
                                                                    (In thousands, except per share amounts)
OPERATING REVENUES .......................................    $1,474,086    $1,466,724     $2,831,793    $2,644,089

OPERATING EXPENSES:
  Fuel, purchased power and interchange ..................       500,169       458,403        949,829       803,275
  Other operations and maintenance........................       304,451       295,185        584,235       550,176
  Depreciation and amortization ..........................       231,926       262,808        499,581       463,091
  Taxes other than income taxes ..........................       138,252       138,137        275,486       266,559
    Total operating expenses .............................     1,174,798     1,154,533      2,309,131     2,083,101

OPERATING INCOME .........................................       299,288       312,191        522,662       560,988

OTHER INCOME (DEDUCTIONS):
  Interest charges .......................................       (67,871)      (74,316)      (137,117)     (151,296)
  Dividend requirements on preferred stock of FPL ........        (5,766)       (9,039)       (12,200)      (21,192)
  Other - net ............................................        (8,500)          914         (9,863)        6,307
    Total other deductions - net .........................       (82,137)      (82,441)      (159,180)     (166,181)

INCOME BEFORE INCOME TAXES ...............................       217,151       229,750        363,482       394,807

INCOME TAXES .............................................        66,838        91,448        119,457       156,665

NET INCOME ...............................................    $  150,313    $  138,302     $  244,025    $  238,142

Earnings per share of common stock .......................    $     0.86    $     0.79     $     1.40    $     1.36
Dividends per share of common stock ......................    $     0.46    $     0.44     $     0.92    $     0.88
Average number of common shares outstanding ..............       174,103       175,225        174,403       175,622

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 8 through 10 herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (1995 Form 10-K) for FPL Group, Inc. (FPL Group) and Florida Power & Light Company (FPL).

              FPL GROUP, INC.
   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        June 30,
                                                                                          1996         December 31,
                                                                                       (Unaudited)         1995
                                                                                          (Thousands of Dollars)
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant and other property - at original cost,
    including nuclear fuel and construction work in progress ......................    $16,898,772      $16,725,231
  Less accumulated depreciation and amortization ..................................      7,309,821        6,873,250
    Total property, plant and equipment - net .....................................      9,588,951        9,851,981

CURRENT ASSETS:
  Cash and cash equivalents .......................................................         78,925           46,177
  Customer receivables, net of allowances of $11,286 and $11,929, respectively ....        462,342          482,326
  Materials, supplies and fossil fuel stock - at average cost .....................        260,501          247,323
  Other ...........................................................................        240,969          209,522
    Total current assets ..........................................................      1,042,737          985,348

OTHER ASSETS:
  Special use funds of FPL ........................................................        714,811          646,846
  Other investments ...............................................................        382,370          447,006
  Unamortized debt reacquisition costs of FPL .....................................        285,615          294,844
  Other ...........................................................................        230,611          233,201
    Total other assets ............................................................      1,613,407        1,621,897

TOTAL ASSETS ......................................................................    $12,245,095      $12,459,226


CAPITALIZATION:
  Common shareholders' equity .....................................................    $ 4,429,151      $ 4,392,509
  Preferred stock of FPL without sinking fund requirements ........................        289,580          289,580
  Preferred stock of FPL with sinking fund requirements ...........................         42,000           50,000
  Long-term debt ..................................................................      3,281,237        3,376,613
    Total capitalization ..........................................................      8,041,968        8,108,702

CURRENT LIABILITIES:
  Accounts payable ................................................................        300,810          305,126
  Debt and preferred stock due within one year ....................................        170,732          390,402
  Accrued interest, taxes and other ...............................................        862,829          808,615
    Total current liabilities .....................................................      1,334,371        1,504,143

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ...............................................      1,589,978        1,587,449
  Unamortized regulatory and investment tax credits ...............................        397,837          426,317
  Other ...........................................................................        880,941          832,615
    Total other liabilities and deferred credits ..................................      2,868,756        2,846,381

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ..............................................    $12,245,095      $12,459,226

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 8 through 10 herein and the Notes to Consolidated Financial Statements appearing in the 1995 Form 10-K for FPL Group and FPL.

              FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                               1996          1995
                                                                                             (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................................     $ 244,025     $ 238,142
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................................       499,581       463,091
    Other - net .......................................................................        80,478       175,097
  Net cash provided by operating activities ...........................................       824,084       876,330

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (1) ............................................................      (238,993)     (356,285)
  Other - net .........................................................................       (44,662)        4,236
    Net cash used in investing activities .............................................      (283,655)     (352,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt ....................................................................             -       110,570
  Retirement of long-term debt and preferred stock ....................................      (219,765)     (283,862)
  Repurchase of common stock ..........................................................       (58,869)      (52,809)
  Decrease in commercial paper ........................................................      (107,813)      (77,620)
  Dividends on common stock ...........................................................      (160,463)     (154,532)
  Other - net .........................................................................        39,229       (27,049)
    Net cash used in financing activities .............................................      (507,681)     (485,302)

Net increase in cash and cash equivalents .............................................        32,748        38,979

Cash and cash equivalents at beginning of period ......................................        46,177        85,750

Cash and cash equivalents at end of period ............................................     $  78,925     $ 124,729

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................     $ 131,331     $ 151,107
  Cash paid for income taxes ..........................................................     $  50,700     $  54,400

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................     $  42,192     $  41,944

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

       FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited)

                                                                 Three Months Ended            Six Months Ended
                                                                     June 30,                      June 30,
                                                                 1996          1995           1996          1995
                                                                             (Thousands of Dollars)
OPERATING REVENUES .......................................    $1,454,997    $1,446,203     $2,795,739    $2,602,472

OPERATING EXPENSES:
  Fuel, purchased power and interchange ..................       500,169       458,403        949,829       803,275
  Other operations and maintenance .......................       287,677       274,817        550,194       506,706
  Depreciation and amortization ..........................       230,551       260,207        496,792       457,982
  Income taxes ...........................................        79,687        95,554        138,109       163,743
  Taxes other than income taxes ..........................       138,156       137,668        275,252       265,596
    Total operating expenses .............................     1,236,240     1,226,649      2,410,176     2,197,302

OPERATING INCOME .........................................       218,757       219,554        385,563       405,170

OTHER INCOME (DEDUCTIONS):
  Interest charges - net .................................       (61,548)      (67,590)      (123,934)     (137,685)
  Other - net ............................................         1,148         1,840          3,882         5,761
    Total other deductions - net .........................       (60,400)      (65,750)      (120,052)     (131,924)

NET INCOME ...............................................       158,357       153,804        265,511       273,246

DIVIDEND REQUIREMENTS ON PREFERRED STOCK .................         5,766         9,039         12,200        21,192

NET INCOME AVAILABLE TO FPL GROUP ........................    $  152,591    $  144,765     $  253,311    $  252,054

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 8 through 10 herein and the Notes to Consolidated Financial Statements appearing in the 1995 Form 10-K for FPL Group and FPL.

       FLORIDA POWER & LIGHT COMPANY
   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,
                                                                                           1996         December 31,
                                                                                        (Unaudited)         1995
                                                                                            (Thousands of Dollars)
ELECTRIC UTILITY PLANT:
  At original cost, including nuclear fuel and construction work in progress .......    $16,703,214     $16,531,492
  Less accumulated depreciation and amortization ...................................      7,266,406       6,832,201
    Electric utility plant - net ...................................................      9,436,808       9,699,291

CURRENT ASSETS:
  Cash and cash equivalents ........................................................         12,425             412
  Customer receivables, net of allowances of $11,095 and $11,737, respectively .....        458,580         479,838
  Materials, supplies and fossil fuel stock - at average cost ......................        244,507         230,553
  Other ............................................................................        217,758         180,414
    Total current assets ...........................................................        933,270         891,217

OTHER ASSETS:
  Special use funds ................................................................        714,811         646,846
  Unamortized debt reacquisition costs .............................................        285,615         294,844
  Other ............................................................................        213,328         219,061
    Total other assets .............................................................      1,213,754       1,160,751

TOTAL ASSETS .......................................................................    $11,583,832     $11,751,259


CAPITALIZATION:
  Common shareholder's equity ......................................................    $ 4,564,262     $ 4,473,708
  Preferred stock without sinking fund requirements ................................        289,580         289,580
  Preferred stock with sinking fund requirements ...................................         42,000          50,000
  Long-term debt ...................................................................      2,999,097       3,094,050
    Total capitalization ...........................................................      7,894,939       7,907,338

CURRENT LIABILITIES:
  Accounts payable .................................................................        296,552         299,987
  Debt and preferred stock due within one year .....................................        132,100         382,500
  Accrued interest, taxes and other ................................................        798,967         778,465
    Total current liabilities ......................................................      1,227,619       1,460,952

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................      1,263,293       1,204,315
  Unamortized regulatory and investment tax credits ................................        397,837         426,317
  Other ............................................................................        800,144         752,337
    Total other liabilities and deferred credits ...................................      2,461,274       2,382,969

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................    $11,583,832     $11,751,259

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 8 through 10 herein and the Notes to Consolidated Financial Statements appearing in the 1995 Form 10-K for FPL Group and FPL.

       FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                               1996          1995
                                                                                             (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................................................    $ 265,511     $ 273,246
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ......................................................      496,792       457,982
    Other - net ........................................................................       69,480       142,229
  Net cash provided by operating activities ............................................      831,783       873,457

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (1) .............................................................     (236,308)     (348,283)
  Other - net ..........................................................................      (85,756)      (10,066)
    Net cash used in investing activities ..............................................     (322,064)     (358,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt .....................................................................            -       110,349
  Retirement of long-term debt and preferred stock .....................................     (219,354)     (283,706)
  Decrease in commercial paper .........................................................     (138,500)      (73,000)
  Dividends ............................................................................     (224,843)     (222,347)
  Capital contributions from FPL Group .................................................       50,000             -
  Other - net ..........................................................................       34,991       (31,771)
    Net cash used in financing activities ..............................................     (497,706)     (500,475)

Net increase in cash and cash equivalents ..............................................       12,013        14,633

Cash and cash equivalents at beginning of period .......................................          412           535

Cash and cash equivalents at end of period .............................................    $  12,425     $  15,168

Supplemental disclosures of cash flow information:
  Cash paid for interest ...............................................................    $ 120,303     $ 138,185
  Cash paid for income taxes ...........................................................    $  87,166     $  94,685

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ...............................................    $  42,192     $  41,944

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

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with the combined 1995 Form 10-K for FPL Group and FPL. In the opinion of FPL Group and FPL, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995 have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Summary of Significant Accounting and Reporting Policies

Depreciation and Amortization - In the second quarter of 1995, the Florida Public Service Commission (FPSC) approved, on an interim basis, accelerated amortization of FPL's nuclear units of $30 million per year plus additional amounts based on the level of sales. In March 1996, the FPSC granted final approval of the $30 million per year of special nuclear amortization. The FPSC also approved the additional expense amounts recorded in 1995 based on the level of sales achieved, added certain fossil and regulatory assets to the program and extended the program through 1997. During the second quarter of 1996 FPL completed amortization of the additional expense amount relating to nuclear plant assets authorized by the FPSC. In future periods, FPL will continue to recognize $30 million of special nuclear amortization per year and the additional expense amounts based on the level of sales will be applied first against fossil assets and then against regulatory assets.

Allowance for funds used during construction (AFUDC) - The FPSC has proposed an accounting rule change that eliminates AFUDC, except for projects that cost in excess of 1/2% of a company's electric utility plant in-service. FPL adopted the proposed rule change retroactive to January 1, 1996.

2.  Capitalization

FPL Group Common Stock - During the six months ended June 30, 1996, FPL Group repurchased approximately 1.3 million shares of common stock under its share repurchase program. A total of approximately
7.2 million shares have been repurchased since the inception of the share repurchase program in May 1994.

Preferred Stock - In January 1996, FPL redeemed all 600,000 outstanding shares of its 7.28% Preferred Stock, Series F, $100 Par Value and all 400,000 outstanding shares of its 7.40% Preferred
Stock, Series G, $100 Par Value.

The 1996 sinking fund requirements for the 6.84% Preferred Stock, Series Q, $100 Par Value and the 8.625% Preferred Stock, Series R, $100 Par Value were met by redeeming and retiring, in April 1996, 30,000 shares of Series Q and 50,000 shares of Series R. There are no preferred stock sinking fund requirements for the remainder of 1996.

Long-Term Debt - During the second quarter of 1996, FPL purchased on the open market and retired approximately $8 million principal amount of First Mortgage Bonds, due 2013 and 2022 bearing interest at 7 7/8% and 8 1/2%.

In August 1996, FPL called for redemption in September 1996, $87 million principal amount of First Mortgage Bonds, 8 1/2% Series due 2022.

3.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $1.5 billion for the years 1996 through 1998. Included in this three-year forecast are capital expenditures for 1996 of $511 million, of which $234 million had been spent through June 30, 1996. FPL Group Capital Inc (FPL Group Capital) and its subsidiaries, primarily ESI Energy, Inc., have guaranteed up to approximately $87 million of lease obligations, debt service payments and other payments subject to certain contingencies.

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

FPL participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $69 million in retrospective premiums. In the event of a subsequent accident at such nuclear plants during the policy period, the maximum additional assessment would be $30 million under the programs in effect at June 30, 1996.

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

FPL self-insures certain of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. FPL maintains a funded storm and property insurance reserve, which totaled approximately $210 million at June 30, 1996, for T&D property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has entered into certain long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of the Southern Company provide approximately 1,300 megawatts (mw) of power through mid-2010 and 374 mw through 2022. FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026.
The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. The fuel contracts provide for the transportation and supply of natural gas and coal and the supply and use of Orimulsion. Orimulsion is a new fuel which FPL expected to begin using in 1998, subject to regulatory approvals. In April 1996, Florida's Power Plant Siting Board denied FPL's request to burn Orimulsion at the Manatee power plant. FPL has appealed the denial to the First District Court of Appeal of the state of Florida.

The required annual capacity and minimum payments through 2000 under these contracts are estimated to be as follows:

                                                                                1996    1997    1998    1999    2000
                                                                                        (Millions of Dollars)
Capacity payments:
  JEA and Southern Companies ...............................................    $210    $210    $210    $220    $220
  Qualifying facilities ....................................................    $300    $310    $320    $340    $350
Minimum payments, at projected prices:
  Natural gas ..............................................................    $280    $210    $210    $210    $210
  Orimulsion (1) ...........................................................       -       -    $120    $140    $140
  Coal .....................................................................    $ 50    $ 50    $ 40    $ 40    $ 40

(1)  All of FPL's Orimulsion-related contract obligations are subject to obtaining the required regulatory approvals.

Capacity, energy and fuel charges under these contracts were as follows:

                                       Three Months Ended June 30,                   Six Months Ended June 30,
                                    1996 Charges          1995 Charges          1996 Charges          1995 Charges
                                           Energy/               Energy/               Energy/               Energy/
                                 Capacity  Fuel (1)    Capacity  Fuel (1)    Capacity  Fuel (1)    Capacity  Fuel (1)
                                                                 (Millions of Dollars)
JEA and Southern Companies ...    $45(2)    $34         $60(2)     $35        $ 91(2)   $ 67        $121(2)   $ 66
Qualifying facilities.........    $70(3)    $35         $39(3)     $18        $139(3)   $ 62        $ 76(3)   $ 38
Natural gas ..................      -       $80           -        $96        $  -      $177        $  -      $163
Coal .........................      -       $11           -        $12        $  -      $ 22        $  -      $ 24

(1)  Recovered through the fuel and purchased power cost recovery clause (fuel clause).
(2)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(3)  Recovered through the capacity clause.

Litigation - The Florida Municipal Power Agency (FMPA), an organization comprised of municipal electric utilities, has sued FPL for allegedly breaching a "contract" to provide transmission service to the FMPA and its members and for breaching antitrust laws by monopolizing or attempting to monopolize the provision, coordination and transmission of electric power in refusing to provide transmission service, or to permit the FMPA to invest in and use FPL's transmission system, on the FMPA's proposed terms. The FMPA seeks $140 million in damages, before trebling for the antitrust claim, and court orders requiring FPL to permit the FMPA to invest in and use FPL's transmission system on "reasonable terms and conditions" and on a basis equal to FPL. In
1995, the Court of Appeals vacated the District Court's summary judgment in favor of FPL and remanded the matter to the District Court for further proceedings.

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

4.  Summarized Financial Information of FPL Group Capital

FPL Group Capital's debentures are guaranteed by FPL Group.
Operating revenues of FPL Group Capital for the six months ended
June 30, 1996 and 1995 were approximately $36 million and $42 million, respectively. For the same period, operating expenses were approximately $36 million and $49 million. Net income for the six months ended June 30, 1996 was approximately $4 million and net loss for the six months ended June 30, 1995 was approximately $3 million.

At June 30, 1996, FPL Group Capital had current assets of approximately $167 million, noncurrent assets of approximately $878 million, current liabilities of approximately $86 million and noncurrent liabilities of approximately $742 million. At December 31, 1995, FPL Group Capital had approximately $89 million of current assets, $934 million of noncurrent assets, $24 million of current liabilities and $787 million of noncurrent liabilities.

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

RESULTS OF OPERATIONS

Net income for the three and six months ended June 30, 1996 benefitted from lower interest and preferred stock dividend requirements and the recognition of investment tax credits, partly offset by higher other operations and maintenance (O&M) expenses. The three-month period ended June 30, 1996 reflected lower energy sales and lower depreciation expense. During the six-month period ended June 30, 1996, FPL experienced higher energy sales, resulting from customer growth, partly offset by higher depreciation expense.

FPL's revenues from base rates for the three months ended June 30, 1996 decreased to approximately $845 million from approximately $882 million for the same period in 1995 due to a 3.9% decline in retail energy sales. A 1.9% increase in customer accounts was more than offset by a 5.7% decline in energy usage per retail customer, primarily due to milder weather conditions. FPL's revenues from base rates for the six months ended June 30, 1996 increased to $1.63 billion from approximately $1.60 billion for the same period in 1995, primarily reflecting a 1.8% increase in customer accounts. The increase in usage per customer in the first quarter of 1996 resulting from unusually cold weather was offset by the mild weather experienced during the second quarter of 1996. Revenues from cost recovery clauses and franchise fees comprise substantially all of the remaining portion of operating revenues. These revenues represent a pass-through of costs and do not significantly affect net income.

O&M expenses increased for the three and six months ended June 30, 1996, primarily due to costs associated with a planned nuclear refueling outage in each of the first and second quarters of 1996. There were no nuclear refueling outages in the first six months of 1995 and none are planned for the remainder of 1996. Two nuclear refueling outages occurred in the second half of 1995.

In 1995, FPL proposed to the FPSC a special amortization of its nuclear units in a fixed amount of $30 million per year plus an additional amount based on the level of sales. In the second quarter of 1995, upon receiving interim approval from the FPSC, FPL added $79 million to depreciation expense, representing the year-to-date portion of the special amortization of its nuclear units. This year-to-date expense recorded in 1995 coupled with the decline in energy sales in the second quarter of 1996 resulted in a decrease in depreciation expense for the three months ended June 30, 1996. For the six months ended June 30, 1996, depreciation expense increased mainly as a result of the special amortization of generating units, which amounted to approximately $101 million, and an increase in the provision for nuclear decommissioning and fossil dismantlement. In future periods, FPL will continue to recognize $30 million of special nuclear amortization per year and the additional expense amounts based on the level of sales will be applied first against fossil assets and then against regulatory assets. See
Note 1 - Depreciation and Amortization. The increased depreciation of nuclear and fossil assets also resulted in increased amortization of related investment tax credits, lowering income tax expense in 1996.

The FPSC has proposed an accounting rule change that eliminates
AFUDC, except for projects that cost in excess of 1/2% of a company's electric utility plant in-service. FPL adopted the proposed rule change retroactive to January 1, 1996 and the effect is included in other - net.

LIQUIDITY AND CAPITAL RESOURCES

Using available cash flows from operations, FPL has redeemed certain series of its preferred stock and first mortgage bonds reducing dividend requirements on preferred stock and interest expense. Additionally, FPL Group has repurchased approximately 1.3 million shares of common stock. These actions are consistent with management's intent to reduce debt and preferred stock balances and the number of outstanding shares of common stock. See Note 2.

For information concerning capital commitments, see Note 3.

        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

(a) Reference is made to Item 3. Legal Proceedings in the 1995 Form 10-K for FPL Group and FPL and Item 1.(a) Legal Proceedings in the FPL Group and FPL Form
         10-Q for the quarterly period ended March 31, 1996.

         In May 1996, the U.S. Supreme Court denied Praxair's request to review the Court of Appeals' decision previously entered in favor of FPL and Florida Power
         Corporation.

(b)      Reference is made to Item 3. Legal Proceedings in the
         1995 Form 10-K for FPL Group and FPL.

         In July 1996, the FPSC approved the settlement of a suit brought by the partners of a cogeneration project located in Dade County, Florida as part of a buy-out of an uneconomic power purchase agreement that FPL was required to enter into because of the Public Utility Regulatory Policies Act of 1978, as amended. All amounts payable by FPL under the settlement agreement will be recovered through the capacity clause and the fuel clause.

Item 2.  Changes in Securities

(a) In June 1996, FPL Group's Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock of FPL Group.
         Each right entitles the holder to purchase from FPL
         Group one one-hundredth of a share of Series A Junior Participating Preferred Stock (Preferred Stock) of FPL Group at a price of $120. The rights do not become exercisable until a person or group acquires, or expresses an intention to acquire, 10% or more of the outstanding common stock of FPL Group. Prior to such an acquisition, FPL Group's Board of Directors may redeem the rights at a price of $.01 per right. After such an acquisition, the Board may exchange each right for one share of common stock or one one-hundredth of a share of Preferred Stock or shares having the same rights, privileges and preferences as the Preferred
         Stock. A summary description of the rights and the Rights Agreement between FPL Group and The First
         National Bank of Boston, as Rights Agent, were filed on Form 8-K dated June 17, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

FPL Group:
(a) The Annual Meeting of FPL Group's shareholders was held on May 13, 1996. Of the 184,512,535 shares of common stock outstanding on the record date of March 4, 1996, a total of 148,350,261 shares were represented in person or by proxy.

(b) The following directors were elected effective May 13, 1996:

                                                                                            Votes Cast
                                                                                                   Against or
                                                                                        For         Withheld
       H. Jesse Arnelle .........................................................   144,621,142     3,729,119
       Robert M. Beall, II ......................................................   144,794,572     3,555,689
       David Blumberg ...........................................................   144,369,777     3,980,484
       James L. Broadhead .......................................................   141,985,353     6,364,908
       J. Hyatt Brown ...........................................................   144,156,163     4,194,098
       Lynne V. Cheney ..........................................................   144,652,228     3,698,033
       Armando M. Codina ........................................................   144,691,675     3,658,586
       Marshall M. Criser .......................................................   144,695,421     3,654,840
       B. F. Dolan ..............................................................   144,828,407     3,521,854
       Willard D. Dover .........................................................   143,504,453     4,845,807
       Paul J. Evanson ..........................................................   144,368,332     3,981,929
       Drew Lewis ...............................................................   144,248,372     4,101,889
       Frederic V. Malek ........................................................   144,168,866     4,181,395
       Paul R. Tregurtha ........................................................   144,316,064     4,034,197

 (c)(i)  The vote to ratify the appointment of Deloitte &
         Touche LLP as independent auditors for 1996 was 145,156,013 for, 2,135,979 against and 1,058,268 abstaining.

   (ii) The vote on a shareholder proposal requesting that FPL Group adopt cumulative voting for the election of directors was 38,352,615 for, 85,160,115 against, 3,481,183 abstaining and 21,356,348 broker non-votes.

  (iii) The vote on a shareholder proposal requesting an amendment to the Long Term Incentive Plan was 17,877,935 for, 105,735,084 against, 3,380,846 abstaining and 21,356,396 broker non-votes.

FPL:
(a)      The following FPL directors were elected effective
         May 13, 1996 by the written consent of the sole common shareholder of FPL in lieu of an annual meeting of shareholders:

         James L. Broadhead
         Dennis P. Coyle
         Paul J. Evanson
         Lawrence J. Kelleher
         Thomas F. Plunkett
         C. O. Woody
         Michael W. Yackira

Item 5.  Other Information

(a)      Reference is made to Item 1. Business - FPL
         Operations - System Capability and Load in the 1995
         Form 10-K for FPL Group and FPL.

         On July 24, 1996, FPL reached an all-time energy peak demand of 16,064 mw. Adequate resources were available at the time of peak to meet customer demand.

(b)      Reference is made to Item 1. Business - FPL
         Operations - Nuclear in the 1995 Form 10-K for FPL
         Group and FPL.

         Indications of abnormal degradation had previously been found in the pressurized water circulation tubes of the St. Lucie Unit No. 1 steam generators and FPL had determined that they needed to be replaced. Replacement steam generators have been ordered and are scheduled to be delivered in June 1997.

         During a scheduled refueling outage at St. Lucie Unit No. 1, that began in late April 1996, FPL performed additional maintenance on the steam generator tubes. The additional maintenance was necessary to meet a more conservative standard for determining the need to plug steam generator tubes. During the outage, FPL plugged approximately 12% of the steam generator tubes in St. Lucie Unit No. 1. To date, approximately 23% of the steam generator tubes have been plugged.

         St. Lucie No. 1 returned to service in July 1996. FPL's current plan is to replace the steam generators in October 1997. The steam generators were previously scheduled to be replaced in March 1998. Analysis supporting continued operation of St. Lucie Unit No. 1 until at least October 1997 is scheduled to be completed and submitted to the Nuclear Regulatory Commission in September 1996.

(c)      Reference is made to Item 1. Business - FPL
         Operations - Fuel in the 1995 Form 10-K for FPL Group and FPL and Item 5.(b) Other Information in the FPL
         Group and FPL Form 10-Q for the quarterly period ended March 31, 1996.

         In May 1996, FPL appealed to the First District Court of Appeal of the state of Florida the Florida's
         Power Plant Siting Board's denial of FPL's request to burn Orimulsion at the Manatee plant.

(d) Reference is made to Item 1. Business - FPL Operations - Electric and Magnetic Fields in the 1995 Form 10-K for FPL Group and FPL and Item 5.(c) Other Information in the FPL Group and FPL Form 10-Q for the quarterly period ended March 31, 1996.

         In June 1996, the plaintiffs that alleged personal injury and wrongful death resulting from electric and magnetic fields appealed the court's summary judgment in favor of FPL.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

       Exhibit                                                                                          FPL
       Number                                Description                                               Group    FPL
        3         Amendment to FPL Group's Restated Articles of Incorporation dated June 27, 1996        x

       12         Computation of Ratios                                                                         x

       27         Financial Data Schedule                                                                x      x

(b)      Reports on Form 8-K

         (1) A Current Report on Form 8-K dated June 17, 1996 was filed by FPL Group on June 18, 1996 filing one event under Item 5 - Other Events and one exhibit under Item 7 - Financial Statements and Exhibits.

                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FPL GROUP, INC.
                        FLORIDA POWER & LIGHT COMPANY
                               (Registrants)




Date:  August 8, 1996        MICHAEL W. YACKIRA
                             Michael W. Yackira
   Vice President, Finance and Chief Financial Officer of FPL Group, Inc.,
    Senior Vice President, Finance and Chief Financial Officer of Florida
                           Power & Light Company
             (Principal Financial Officer of the Registrants)