Form 10-Q
period 1996-09-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 1996-11-05
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

          Washington, D. C. 20549



                 FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996


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

   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each class of FPL Group, Inc.
common stock, as of the latest practicable date: Common Stock, $.01 Par Value, outstanding at October 31, 1996: 182,998,435 shares

As of October 31, 1996 there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group,
Inc.
       ______________________________

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
                (Unaudited)



                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30,                September 30,
                                                                 1996          1995           1996          1995
                                                                    (In thousands, except per share amounts)
OPERATING REVENUES .......................................    $1,769,599    $1,587,037     $4,601,392    $4,231,126

OPERATING EXPENSES:
  Fuel, purchased power and interchange ..................       628,464       480,912      1,578,293     1,284,187
  Other operations and maintenance........................       264,239       297,201        848,849       847,376
  Depreciation and amortization ..........................       257,761       212,675        757,341       675,767
  Taxes other than income taxes ..........................       160,002       148,314        435,115       414,874
    Total operating expenses .............................     1,310,466     1,139,102      3,619,598     3,222,204

OPERATING INCOME .........................................       459,133       447,935        981,794     1,008,922

OTHER INCOME (DEDUCTIONS):
  Interest charges .......................................       (65,525)      (70,514)      (202,642)     (221,811)
  Dividend requirements on preferred stock of FPL ........        (5,767)       (8,990)       (17,966)      (30,182)
  Other - net ............................................         4,421         9,179         (5,443)       15,487
    Total other deductions - net .........................       (66,871)      (70,325)      (226,051)     (236,506)

INCOME BEFORE INCOME TAXES ...............................       392,262       377,610        755,743       772,416

INCOME TAXES .............................................       142,146       137,161        261,602       293,826

NET INCOME ...............................................    $  250,116    $  240,449     $  494,141    $  478,590

Earnings per share of common stock .......................    $     1.44    $     1.37     $     2.84    $     2.73
Dividends per share of common stock ......................    $     0.46    $     0.44     $     1.38    $     1.32
Average number of common shares outstanding ..............       173,850       175,112        174,217       175,450

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 8 through 10 herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (1995 Form 10-K) for FPL Group, Inc. (FPL Group) and Florida Power & Light Company (FPL).

              FPL GROUP, INC.
   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      September 30,
                                                                                          1996         December 31,
                                                                                       (Unaudited)         1995
                                                                                          (Thousands of Dollars)
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant and other property - at original cost,
    including nuclear fuel and construction work in progress ......................    $16,901,317      $16,725,231
  Less accumulated depreciation and amortization ..................................      7,444,071        6,873,250
    Total property, plant and equipment - net .....................................      9,457,246        9,851,981

CURRENT ASSETS:
  Cash and cash equivalents .......................................................         91,715           46,177
  Customer receivables, net of allowances of $12,508 and $11,929, respectively ....        564,246          482,326
  Materials, supplies and fossil fuel stock - at average cost .....................        274,751          247,323
  Other ...........................................................................        345,632          209,522
    Total current assets ..........................................................      1,276,344          985,348

OTHER ASSETS:
  Special use funds of FPL ........................................................        745,055          646,846
  Other investments ...............................................................        400,195          447,006
  Unamortized debt reacquisition costs of FPL .....................................        287,668          294,844
  Other ...........................................................................        215,323          233,201
    Total other assets ............................................................      1,648,241        1,621,897

TOTAL ASSETS ......................................................................    $12,381,831      $12,459,226


CAPITALIZATION:
  Common shareholders' equity .....................................................    $ 4,597,537      $ 4,392,509
  Preferred stock of FPL without sinking fund requirements ........................        289,580          289,580
  Preferred stock of FPL with sinking fund requirements ...........................         42,000           50,000
  Long-term debt ..................................................................      3,262,857        3,376,613
    Total capitalization ..........................................................      8,191,974        8,108,702

CURRENT LIABILITIES:
  Accounts payable ................................................................        327,104          305,126
  Debt and preferred stock due within one year ....................................          4,672          390,402
  Accrued interest, taxes and other ...............................................        952,020          808,615
    Total current liabilities .....................................................      1,283,796        1,504,143

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ...............................................      1,587,499        1,587,449
  Unamortized regulatory and investment tax credits ...............................        411,744          426,317
  Other ...........................................................................        906,818          832,615
    Total other liabilities and deferred credits ..................................      2,906,061        2,846,381

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ..............................................    $12,381,831      $12,459,226

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 8 through 10 herein and the Notes to Consolidated Financial Statements appearing in the 1995 Form 10-K for FPL Group and FPL.

              FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)


                                                                                               Nine Months Ended
                                                                                                September 30,
                                                                                              1996          1995
                                                                                            (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................................    $  494,141    $  478,590
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................................       757,341       675,767
    Other - net .......................................................................        63,707       144,863
      Net cash provided by operating activities .......................................     1,315,189     1,299,220

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (1) ............................................................      (343,862)     (499,783)
  Other - net .........................................................................      (108,784)       24,378
      Net cash used in investing activities ...........................................      (452,646)     (475,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt ....................................................................             -       110,349
  Retirement of long-term debt and preferred stock ....................................      (333,292)     (417,604)
  Repurchase of common stock ..........................................................       (65,746)      (59,496)
  Decrease in commercial paper ........................................................      (178,500)     (183,979)
  Dividends on common stock ...........................................................      (240,487)     (231,604)
  Other - net .........................................................................         1,020       (23,751)
      Net cash used in financing activities ...........................................      (817,005)     (806,085)

Net increase in cash and cash equivalents .............................................        45,538        17,730

Cash and cash equivalents at beginning of period ......................................        46,177        85,750

Cash and cash equivalents at end of period ............................................    $   91,715    $  103,480

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................    $  202,586    $  228,760
  Cash paid for income taxes ..........................................................    $  208,200    $  242,800

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................    $   59,392    $   55,502

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

       FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited)

                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30,                September 30,
                                                                 1996          1995           1996          1995
                                                                             (Thousands of Dollars)
OPERATING REVENUES .......................................    $1,760,939    $1,579,549     $4,556,678    $4,182,021

OPERATING EXPENSES:
  Fuel, purchased power and interchange ..................       628,464       480,912      1,578,293     1,284,187
  Other operations and maintenance .......................       256,369       288,808        806,939       795,514
  Depreciation and amortization ..........................       256,395       211,000        753,188       668,982
  Income taxes ...........................................       142,948       143,956        281,058       307,699
  Taxes other than income taxes ..........................       159,837       148,091        434,713       413,687
    Total operating expenses .............................     1,444,013     1,272,767      3,854,191     3,470,069

OPERATING INCOME .........................................       316,926       306,782        702,487       711,952

OTHER INCOME (DEDUCTIONS):
  Interest charges - net .................................       (62,217)      (63,979)      (186,150)     (201,664)
  Other - net ............................................        (1,682)        2,944          2,200         8,705
    Total other deductions - net .........................       (63,899)      (61,035)      (183,950)     (192,959)

NET INCOME ...............................................       253,027       245,747        518,537       518,993

DIVIDEND REQUIREMENTS ON PREFERRED STOCK .................         5,767         8,990         17,966        30,182

NET INCOME AVAILABLE TO FPL GROUP ........................    $  247,260    $  236,757     $  500,571    $  488,811

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 8 through 10 herein and the Notes to Consolidated Financial Statements appearing in the 1995 Form 10-K for FPL Group and FPL.

       FLORIDA POWER & LIGHT COMPANY
   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,
                                                                                           1996         December 31,
                                                                                        (Unaudited)         1995
                                                                                            (Thousands of Dollars)
ELECTRIC UTILITY PLANT:
  At original cost, including nuclear fuel and construction work in progress .......    $16,700,189     $16,531,492
  Less accumulated depreciation and amortization ...................................      7,399,429       6,832,201
    Electric utility plant - net ...................................................      9,300,760       9,699,291

CURRENT ASSETS:
  Cash and cash equivalents ........................................................         65,639             412
  Customer receivables, net of allowances of $12,317 and $11,737, respectively .....        561,738         479,838
  Materials, supplies and fossil fuel stock - at average cost ......................        254,597         230,553
  Other ............................................................................        321,071         180,414
    Total current assets ...........................................................      1,203,045         891,217

OTHER ASSETS:
  Special use funds ................................................................        745,055         646,846
  Unamortized debt reacquisition costs .............................................        287,668         294,844
  Other ............................................................................        204,828         219,061
    Total other assets .............................................................      1,237,551       1,160,751

TOTAL ASSETS .......................................................................    $11,741,356     $11,751,259


CAPITALIZATION:
  Common shareholder's equity ......................................................    $ 4,668,156     $ 4,473,708
  Preferred stock without sinking fund requirements ................................        289,580         289,580
  Preferred stock with sinking fund requirements ...................................         42,000          50,000
  Long-term debt ...................................................................      2,980,701       3,094,050
    Total capitalization ...........................................................      7,980,437       7,907,338

CURRENT LIABILITIES:
  Accounts payable .................................................................        324,874         299,987
  Debt and preferred stock due within one year .....................................          4,000         382,500
  Accrued interest, taxes and other ................................................        936,521         778,465
    Total current liabilities ......................................................      1,265,395       1,460,952

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................      1,258,331       1,204,315
  Unamortized regulatory and investment tax credits ................................        411,744         426,317
  Other ............................................................................        825,449         752,337
    Total other liabilities and deferred credits ...................................      2,495,524       2,382,969

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................    $11,741,356     $11,751,259

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 8 through 10 herein and the Notes to Consolidated Financial Statements appearing in the 1995 Form 10-K for FPL Group and FPL.

       FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                              1996          1995
                                                                                            (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................................    $  518,537    $ 518,993
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................................       753,188      668,982
    Other - net .......................................................................        99,844       92,735
      Net cash provided by operating activities .......................................     1,371,569    1,280,710

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (1) ............................................................      (335,523)    (490,837)
  Other - net .........................................................................      (136,672)     (13,626)
      Net cash used in investing activities ...........................................      (472,195)    (504,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt ....................................................................             -      110,349
  Retirement of long-term debt and preferred stock ....................................      (332,669)    (417,438)
  Decrease in commercial paper ........................................................      (178,500)    (174,000)
  Dividends ...........................................................................      (468,975)    (463,443)
  Capital contributions from FPL Group ................................................       145,000      200,000
  Other - net .........................................................................           997      (29,504)
      Net cash used in financing activities ...........................................      (834,147)    (774,036)

Net increase in cash and cash equivalents .............................................        65,227        2,211

Cash and cash equivalents at beginning of period ......................................           412          535

Cash and cash equivalents at end of period ............................................    $   65,639    $   2,746

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................    $  186,967    $ 210,811
  Cash paid for income taxes ..........................................................    $  161,516    $ 321,135

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................    $   59,392    $  55,502

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

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with the combined 1995 Form 10-K for FPL Group and FPL. In the opinion of FPL Group and FPL, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995 have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Summary of Significant Accounting and Reporting Policies

Depreciation and Amortization - In the second quarter of 1995, the Florida Public Service Commission (FPSC) approved, on an interim basis, accelerated amortization of FPL's nuclear units of $30 million per year plus additional amounts based on the level of sales. In March 1996, the FPSC granted final approval of the $30 million per year of special nuclear amortization. The FPSC also approved the additional expense amounts recorded in 1995 based on the level of sales, added certain fossil and regulatory assets to the program and extended the program through 1997. The aggregate amount relating to nuclear and fossil plant assets was fully amortized by the end of the third quarter of 1996. FPL will continue to recognize $30 million of special nuclear amortization per year and the additional expense amounts based on the level of sales are now applied against regulatory assets.

Allowance for Funds Used During Construction (AFUDC) - In October 1996, the FPSC approved an accounting rule change that eliminates AFUDC, except for projects that cost in excess of 1/2% of a company's electric utility plant in-service. FPL adopted the rule change retroactive to January 1, 1996.

Accrual for Nuclear Maintenance Costs - In October 1996, the FPSC approved a change in the accounting for costs associated with nuclear refueling outages. Under the new method of accounting, FPL will accrue estimated nuclear refueling and maintenance costs relating to each unit's next planned outage while the unit is in operation. Any cost overruns will be expensed when known. This approach will result in FPL recognizing costs equivalent to slightly less than three outages per year based upon the current refueling outage schedule for FPL's four nuclear units. The cumulative effect of adopting this accounting method was $35 million and will be expensed over a period not to exceed five years.

2.  Capitalization

FPL Group Common Stock - During the nine months ended September 30, 1996, FPL Group repurchased approximately 1.5 million shares of common stock under its share repurchase program. A total of approximately 7.4 million shares have been repurchased since the inception of the share repurchase program in May 1994.

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

Long-Term Debt - In September 1996, FPL redeemed $87 million principal amount of First Mortgage Bonds, 8 1/2% Series due 2022. During the nine months ended September 30, 1996, FPL purchased on the open market and retired approximately $29 million in aggregate principal amount of several series of First Mortgage Bonds, due on dates ranging from 2013 through 2023, at interest rates ranging from 7 3/4% to 8 1/2%.

3.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment primarily to meet customer demand are estimated to be approximately $1.5 billion for the years 1996 through 1998. Included in this three-year forecast are capital expenditures for 1996 of $511 million, of which $335 million had been spent through September 30, 1996. FPL Group Capital Inc (FPL Group Capital) and its subsidiaries, primarily ESI Energy, Inc., have guaranteed up to approximately $86 million of lease obligations, debt service payments and other payments subject to certain contingencies.

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

FPL participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $69 million in retrospective premiums. In the event of a subsequent accident at such nuclear plants during the policy period, the maximum additional assessment would be $30 million under the programs in effect at September 30, 1996.

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

FPL self-insures certain of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. FPL maintains a funded storm and property insurance reserve, which totaled approximately $217 million at September 30, 1996, for T&D property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

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

The required annual capacity and minimum payments through 2000 under these contracts are estimated to be as follows:

                                                                                1996    1997    1998    1999    2000
                                                                                        (Millions of Dollars)
Capacity payments:
  JEA and Southern Companies ...............................................    $210    $210    $210    $220    $220
  Qualifying facilities ....................................................    $300    $310    $320    $340    $350
Minimum payments, at projected prices:
  Natural gas ..............................................................    $280    $210    $210    $210    $210
  Orimulsion (1) ...........................................................       -       -       -    $140    $140
  Coal .....................................................................    $ 50    $ 50    $ 40    $ 40    $ 40

(1)  All of FPL's Orimulsion-related contract obligations are subject to obtaining the required regulatory approvals.

Capacity, energy and fuel charges under these contracts were as follows:

                                     Three Months Ended September 30,            Nine Months Ended September 30,
                                    1996 Charges          1995 Charges          1996 Charges          1995 Charges
                                           Energy/               Energy/               Energy/               Energy/
                                 Capacity  Fuel (1)    Capacity  Fuel (1)    Capacity  Fuel (1)    Capacity  Fuel (1)
                                                                 (Millions of Dollars)
JEA and Southern Companies ...    $51(2)    $ 45        $45(2)     $44        $143(2)   $112        $165(2)   $110
Qualifying facilities.........    $70(3)    $ 34        $40(3)     $25        $209(3)   $ 96        $116(3)   $ 63
Natural gas ..................      -       $131          -        $97        $  -      $314        $  -      $259
Coal .........................      -       $ 14          -        $13        $  -      $ 37        $  -      $ 38

(1)  Recovered through the fuel and purchased power cost recovery clause.
(2)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(3)  Recovered through the capacity clause.

Litigation - The Florida Municipal Power Agency (FMPA), an organization comprised of municipal electric utilities, has sued FPL for allegedly breaching a "contract" to provide transmission service to the FMPA and its members and for breaching antitrust laws by monopolizing or attempting to monopolize the provision, coordination and transmission of electric power in refusing to provide transmission service, or to permit the FMPA to invest in and use FPL's transmission system, on the FMPA's proposed terms. The FMPA seeks $140 million in damages, before trebling for the antitrust claim, and court orders requiring FPL to permit the FMPA to invest in and use FPL's transmission system on "reasonable terms and conditions" and on a basis equal to FPL. In
1995, the Court of Appeals vacated the District Court's summary judgment in favor of FPL and remanded the matter to the District Court for further proceedings. In September 1996, the District Court ordered the FMPA to seek a declaratory ruling from the Federal Energy
Regulatory Commission (FERC) regarding certain issues in the case. All other action in the case has been stayed pending the FERC's ruling.

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

4.  Summarized Financial Information of FPL Group Capital

FPL Group Capital's debentures are guaranteed by FPL Group. Operating revenues of FPL Group Capital for the nine months ended September 30, 1996 and 1995 were approximately $45 million and $49 million, respectively. For the same period, operating expenses were approximately $49 million and $59 million. Net income for the nine months ended September 30, 1996 and 1995 was approximately $11 million and $1 million, respectively.

At September 30, 1996, FPL Group Capital had current assets of approximately $92 million, noncurrent assets of approximately $892 million, current liabilities of approximately $15 million and noncurrent liabilities of approximately $745 million. At December 31, 1995, FPL Group Capital had approximately $89 million of current assets, $934 million of noncurrent assets, $24 million of current liabilities and $787 million of noncurrent liabilities.

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

RESULTS OF OPERATIONS

Net income for the three and nine months ended September 30, 1996 increased due to higher energy sales, resulting from customer growth and weather conditions, and lower interest and preferred stock dividend requirements, partly offset by higher depreciation expense. The three-month period ended September 30, 1996 also benefitted from lower operations and maintenance expenses (O&M).

FPL's revenues from base rates for the three and nine months ended
September 30, 1996 increased to approximately $1.03 billion and $2.71 billion, respectively, from approximately $1.00 billion and $2.65 billion for the same periods in 1995. The increases reflect a 1.8% increase in customer accounts and increases in energy usage per retail customer of 1.2% and 0.1%, respectively, primarily due to weather conditions.
Revenues from cost recovery clauses and franchise fees comprise substantially all of the remaining portion of operating revenues. Such revenues and costs increased mainly as a result of higher gas prices.
These revenues represent a pass-through of costs and do not significantly affect net income.

O&M decreased for the three months ended September 30, 1996, primarily due to continued efforts to control costs and costs associated with ongoing organizational reviews recorded in 1995. Included in O&M for the third quarter, and the primary reason for the increase in O&M for the nine months ended September 30, 1996, was a change in the accounting for costs associated with nuclear refueling outages. Under this FPSC-approved method, FPL will accrue estimated nuclear refueling and maintenance costs relating to each unit's next planned outage while the unit is in operation. Any cost overruns will be expensed when known. This approach will result in FPL recognizing costs equivalent to slightly less than three outages per year based upon the current refueling outage schedule for FPL's four nuclear units. Two refueling outages occurred in the fourth quarter of 1995, two refueling outages occurred in the first half of 1996 and no additional refueling outages are scheduled for the remainder of 1996. The cumulative effect of adopting this accounting method was $35 million and will be expensed over a period not to exceed five years. See Note 1 - Accrual for Nuclear Maintenance Costs.

In 1995, FPL began recording $30 million of special nuclear amortization per year plus an additional amount based on the level of sales. The additional expense amounts were to be applied against certain fossil and nuclear generating assets, as well as regulatory assets. For the three and nine months ended September 30, 1996, depreciation and amortization expense increased mainly as a result of the special amortization of generating assets and regulatory assets, which amounted to approximately $61 million and $162 million, respectively. In future periods, FPL will continue to recognize $30 million of special nuclear amortization per year and the additional expense amounts based on the level of sales will be applied against regulatory assets. See
Note 1 - Depreciation and Amortization. The increased depreciation of nuclear and fossil assets also resulted in increased amortization of related deferred investment tax credits, lowering income tax expense in 1996.

In October 1996, the FPSC approved an accounting rule change that eliminates AFUDC, except for projects that cost in excess of 1/2% of a company's electric utility plant in-service. FPL adopted the rule change retroactive to January 1, 1996. The effect of eliminating AFUDC in 1996 and the contribution of AFUDC in prior periods is included in other - net.

LIQUIDITY AND CAPITAL RESOURCES

Using available cash flows from operations, FPL has redeemed certain series of its preferred stock and first mortgage bonds, thereby reducing dividend requirements on preferred stock and interest expense, and has increased the funding for special use funds. Additionally, FPL Group has repurchased approximately 1.5 million shares of common stock.
These actions are consistent with management's intent to reduce debt and preferred stock balances and the number of outstanding shares of common stock. See Note 2. Other cash flows from operations at FPL
Group decreased mainly as a result of non-recurring alternative minimum tax benefits realized in 1995.

For information concerning capital commitments, see Note 3.

        PART II - OTHER INFORMATION

Item 5.  Other Information

(a) Reference is made to Item 1. Business - FPL Operations - Retail Ratemaking in the 1995 Form 10-K for FPL Group and FPL.

          For information regarding the FPSC's approval of a change in the accounting for costs associated with planned nuclear refueling outages, see Note 1 - Accrual for Nuclear Maintenance Costs.

(b) Reference is made to Item 1. Business - FPL Operations - System Capability and Load in the 1995 Form 10-K for FPL Group and FPL.

          In September 1996, FPL received approval from the Nuclear Regulatory Commission (NRC) to increase the output of each of the Turkey Point nuclear units by 31 mw. The uprating of Turkey Point Units Nos. 3 and 4 was completed in October and November 1996, respectively.

(c) Reference is made to Item 1. Business - FPL Operations - Nuclear in the 1995 Form 10-K for FPL Group and FPL.

          Since mid-1995, the St. Lucie nuclear plant has experienced a series of mechanical and operational problems that have resulted in increased attention and fines from the NRC. A number of self-identified and NRC-identified corrective actions have been implemented, and several changes have been made to St. Lucie's management team. However, the NRC continues to review St.
          Lucie's overall operations and to identify additional performance issues.

          In September 1996, FPL submitted an analysis of the pressurized water circulation tubes of the St. Lucie Unit No. 1 steam generators to the NRC. The analysis supported continued operation of St.
          Lucie Unit No. 1 until at least September 1997, at which time FPL plans to replace the steam generators. The NRC is currently reviewing the analysis.

(d) Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

          In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), FPL
          Group and FPL (collectively, the Company) are hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform
          Act) of the Company made by or on behalf of the Company which are made in presentations, in response to questions or otherwise.
          Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Company's actual results to differ materially from those contained in forward-looking statements of the Company made by or on behalf of the Company.

          The Company cautions that the following important factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

          Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions, including those of the FERC, the FPSC and the NRC, with respect to allowed rates of return, industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power, decommissioning costs, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

          The business and profitability of the Company are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions (including natural disasters such as hurricanes), population growth rates and demographic patterns, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation, unanticipated development project delays or changes in project costs, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities, and legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements.

          All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

       Exhibit                                                                                          FPL
       Number                                Description                                               Group    FPL
       10         Employment Agreement between FPL Group and Thomas F. Plunkett dated as of              x
                  September 16, 1996

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

                                       FPL GROUP, INC.
                               FLORIDA POWER & LIGHT COMPANY
                                        (Registrants)




Date:  November 4, 1996               MICHAEL W. YACKIRA
                                      Michael W. Yackira
                     Vice President, Finance and Chief Financial Officer of
                    FPL Group, Inc., Senior Vice President, Finance and Chief
                        Financial Officer of Florida Power & Light Company
                          (Principal Financial Officer of the Registrants)