Form 10-K
period 1996-12-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 1997-03-06
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, D.C. 20549

                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                  Exact name of Registrants as specified in
Commission     their charters, address of principal executive    IRS Employer Iden-
File Number      offices and Registrants' telephone number       tification Number
1-8841                       FPL GROUP, INC.                     59-2449419
1-3545                FLORIDA POWER & LIGHT COMPANY              59-0247775
                         700 Universe Boulevard
                        Juno Beach, Florida 33408
                             (561) 694-4000

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

Aggregate market value of the voting stock of FPL Group, Inc. held by non-affiliates as of February 28, 1997 (based on the closing market price on the Composite Tape on February 28, 1997) was $8,172,154,254 (determined by subtracting from the number of shares outstanding on that date the number of shares held by directors and officers of FPL Group, Inc.).

There was no voting stock of Florida Power & Light Company held by non-affiliates as of February 28, 1997.

The number of shares outstanding of each class of FPL Group, Inc.
common stock, as of the latest practicable date: Common Stock, $.01 Par Value, outstanding at February 28, 1997: 182,443,635 shares

As of February 28, 1997, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL
Group, Inc.

    DOCUMENTS INCORPORATED BY REFERENCE

Portions of FPL Group, Inc.'s Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
       ______________________________

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

                DEFINITIONS


Acronyms and defined terms used in the text include the following:

Term                                        Meaning
AFUDC                              Allowance for funds used during construction
capacity clause                    Capacity cost recovery clause
charter                            Restated Articles of Incorporation, as amended, of FPL Group or FPL, as the case may be
conservation clause                Energy conservation cost recovery clause
DOE                                United States Department of Energy
EMF                                Electric and magnetic fields
environmental clause               Environmental compliance cost recovery clause
ESI                                ESI Energy, Inc.
EWG                                Exempt wholesale generator
FDEP                               Florida Department of Environmental Protection
FERC                               Federal Energy Regulatory Commission
FGT                                Florida Gas Transmission Company
FMPA                               Florida Municipal Power Agency
FPL                                Florida Power & Light Company
FPL Group                          FPL Group, Inc.
FPL Group Capital                  FPL Group Capital Inc
FPL Group International            FPL Group International, Inc.
FPSC                               Florida Public Service Commission
fuel clause                        Fuel and purchased power cost recovery clause
Holding Company Act                Public Utility Holding Company Act of 1935, as amended
IBEW                               International Brotherhood of Electrical Workers
JEA                                Jacksonville Electric Authority
kv                                 Kilovolt
kva                                Kilovolt-ampere
kwh                                Kilowatt-hour
Management's Discussion            Item 7. Management's Discussion and Analysis of Financial Condition
                                     and Results of Operations
mortgage                           FPL's Mortgage and Deed of Trust dated as of January 1, 1944, as supplemented and amended
mw                                 Megawatt(s)
Note                               Note      to Consolidated Financial Statements
NRC                                United States Nuclear Regulatory Commission
Nuclear Waste Policy Act           Nuclear Waste Policy Act of 1982
O&M expenses                       Other operations and maintenance expenses in the Consolidated
                                     Statements of Income
PURPA                              Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities              Non-utility power production facilities meeting the requirements of a qualifying facility under the PURPA
ROE                                Return on common equity
SJRPP                              St. Johns River Power Park
Turner                             Turner Foods Corporation

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), FPL Group and FPL (collectively, Company) are hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the Company made by or on behalf of the Company which are made in this combined Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Company's actual results to differ materially from those contained in forward-looking statements of the Company made by or on behalf of the Company.

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

                   PART I

Item 1.  Business

                 FPL GROUP

FPL Group is a public utility holding company, as defined in the Holding Company Act. It was incorporated in 1984 under the laws of Florida. FPL Group's principal subsidiary, FPL, is engaged in the generation, transmission, distribution and sale of electric energy. Other operations are conducted through FPL Group Capital and its subsidiaries and mainly consist of investments in non-utility energy projects and agricultural operations. FPL Group and its subsidiaries employ 10,250 persons.

FPL Group is exempt from substantially all of the provisions of the Holding Company Act on the basis that FPL Group's and FPL's businesses are predominantly intrastate in character and carried on substantially in a single state in which both are incorporated.

               FPL OPERATIONS

General. FPL was incorporated under the laws of Florida in 1925 and is a wholly-owned subsidiary of FPL Group. FPL supplies electric service throughout most of the east and lower west coasts of Florida. This service territory contains 27,650 square miles with a population of approximately 7 million. During 1996, FPL served 3.6 million customer accounts. Operating revenues were as follows:

                                          Years Ended December 31,
                                          1996     1995      1994
                                           (Millions of Dollars)
Residential ..........................   $3,324   $3,097    $2,920
Commercial ...........................    2,116    1,953     1,854
Industrial ...........................      203      195       189
Other, including unbilled revenues ...      343      285       380
                                         $5,986   $5,530    $5,343

Regulation. The retail operations of FPL provided approximately 99% of FPL's operating revenues for 1996. Such operations are regulated by the FPSC which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters. FPL is also subject to regulation by the FERC in various respects, including the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.

FPL's nuclear power plants are subject to the jurisdiction of the NRC. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such power plants to continuing review and regulation.

Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, EMF from power lines and substations, noise and aesthetics, solid waste and other environmental matters. Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. FPL estimates that capital expenditures required to comply with environmental laws and regulations for 1997 through 1999 will not be material. These expenditures are included in FPL's projected capital expenditures set forth in Item 1. Business - FPL Operations - Capital Expenditures.

FPL holds franchises with varying expiration dates to provide electric service in various municipalities and counties in Florida. FPL considers its franchises to be adequate for the conduct of its business.

Retail Ratemaking. The underlying concept of utility ratemaking is to set rates at a level that allows the utility to collect from customers total revenues (revenue requirements) equal to its cost of providing service, including a reasonable rate of return on invested capital. To accomplish this, the FPSC uses various ratemaking mechanisms.

The basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system. These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base approximates FPL's weighted cost of capital, which includes its costs for debt and preferred stock and an allowed ROE. FPL's currently authorized ROE range is 11% to 13% with a midpoint of 12%. The FPSC monitors FPL's ROE through a surveillance report that is filed monthly by FPL with the FPSC. The FPSC does not provide assurance that the allowed ROE will be achieved. Base rates are determined in rate proceedings which occur at irregular intervals at the initiative of FPL, the FPSC or a substantially affected party. FPL's last base rate proceeding was in 1984. In 1990, FPL's base rates were reduced following a change in federal income tax rates.

Fuel costs totaled $1.7 billion in 1996 and are recovered through levelized charges per kwh established pursuant to the fuel clause. These charges are calculated semi-annually based on estimated costs of fuel and estimated customer usage for the ensuing six-month period, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods.

Capacity payments to other utilities and generating companies for purchased power are recovered through the capacity clause and base rates. In 1996, $404 million was recovered through the capacity clause. Costs associated with implementing energy conservation programs totaled $107 million in 1996 and are recovered through the conservation clause. Costs of complying with federal, state and local environmental regulations enacted after April 1993 totaled $13 million in 1996 and are recovered through the environmental clause to the extent not included in base rates.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred. Such costs may include O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable and costs associated with the construction or acquisition of new facilities.

Competition. The electric utility industry is facing increasing competitive pressure. FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 1996, operating revenues from wholesale and industrial customers combined represent approximately 5% of FPL's total operating revenues. Various states, other than Florida, have either enacted legislation or are pursuing initiatives designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production.
Similar initiatives are also being pursued on the federal level. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generation assets should be separated from transmission, distribution and other assets. In the event the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund. Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment. See Management's Discussion - Results of Operations and
Note 1 - Regulation.

While legislators and state regulatory commissions will decide what impact, if any, competitive forces will have on retail transactions, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. In 1993, FPL filed with the FERC a comprehensive revision of its service offerings in the wholesale market. FPL proposed changes to its wholesale sales tariffs for service to municipal and cooperatively-owned electric utilities and its power sharing (interchange) agreements with other utilities. In addition, FPL proposed expanding its transmission offerings for new services by switching from individually negotiated contracts to three tariffs of general applicability. FPL began collecting the proposed rates in 1994, subject to refund pending the final ruling on its proposal. In December 1995, the administrative law judge issued his initial decision, ruling in favor of FPL on some issues and against FPL on others. In 1996, the FERC revised its policies with respect to transmission service and required all jurisdictional utilities to have on file at the FERC open access transmission tariffs. In general, these policies require a utility to provide to third parties access to the utility's transmission system on a basis comparable to the uses the utility makes of its own system and at comparable rates. FPL updated its 1993 filing to accommodate the FERC's revised policies. A final decision on these filings is not expected until sometime in 1997.

FPL is a defendant in an antitrust suit filed by the FMPA. The complaint includes an alleged inability to utilize FPL's transmission facilities to wheel power. See Item 3. Legal Proceedings.

System Capability and Load. FPL's resources for serving load as of December 31, 1996 consisted of 18,538 mw of electric power, 16,369 mw generated by FPL-owned facilities (see Item 2.
Properties - Generating Facilities) and 2,169 mw obtained through purchased power contracts. See Note 9 - Contracts. The compounded annual growth rate of kwh sales and customers was 3.7% and 2.0%, respectively, for the three years ended December 31, 1996.

Customer usage and operating revenues are typically higher during the summer months largely due to the prevalent use of air conditioning in FPL's service territory. However, occasionally, extremely cold temperatures during the winter months result in unusually high electricity usage for a short period of time. On February 5, 1996, FPL reached an all-time energy peak demand of approximately 18,100 mw. At that time, FPL was able to meet the peak with available resources.

Capital Expenditures. FPL's capital expenditures totaled $474 million in 1996, $669 million in 1995 and $772 million in 1994. Capital expenditures for the 1997-99 period are expected to be approximately $1.6 billion, including $590 million in 1997. This estimate is subject to continuing review and adjustment, and actual capital expenditures may vary from this estimate. See Management's Discussion - Liquidity and Capital Resources.

Nuclear Operations. FPL owns and operates four nuclear units, two at St. Lucie and two at Turkey Point. The operating licenses for St. Lucie Units Nos. 1 and 2 expire in 2016 and 2023, respectively. The operating licenses for Turkey Point Units Nos. 3 and 4 expire in 2012 and 2013, respectively. The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications. A condition of the operating license for each unit requires an approved plan for decontamination and decommissioning. FPL's current plans provide for dismantlement of the Turkey Point units commencing in 2013. St. Lucie Unit No. 1 will be mothballed in 2016 until 2023 when dismantlement of both Unit No. 1 and Unit No. 2 will commence. See estimated cost data in Note 1 - Decommissioning and Dismantlement of Generating Plant.

Since mid-1995, the St. Lucie nuclear plant has experienced a series of mechanical and operational problems that have resulted in increased attention and fines from the NRC. A number of self-identified and NRC-identified corrective actions have been implemented, and several changes have been made to St. Lucie's management team. However, the NRC continues to give increased attention to St. Lucie's overall operations.

Indications of abnormal degradation had previously been found in the pressurized water circulation tubes of the St. Lucie Unit No. 1 steam generators and FPL had determined that the steam generators needed to be replaced. Costs incurred in 1997 and thereafter to replace the steam generators are included in FPL's projected capital expenditures set forth above. In 1996, FPL submitted an analysis of the pressurized water circulation tubes of the St. Lucie Unit No. 1 steam generators to the NRC. The analysis supported continued operation of St. Lucie Unit No. 1 until at least September 1997, at which time FPL plans to replace the steam generators. The NRC is currently reviewing the analysis.

Fuel. FPL's generating plants use a variety of fuels. See Item 2. Properties - Generating Facilities and Note 9 - Contracts. The diverse fuel options, along with purchased power, enable FPL to shift between sources of generation to achieve an economical fuel mix. FPL's oil requirements are obtained under short-term contracts and in the spot market.

FPL has contracts in place with FGT that satisfy substantially all of the anticipated needs for natural gas transportation. The existing contracts expire in 2005 and 2010, but can be extended at FPL's option. To the extent desirable, FPL can also purchase interruptible gas transportation service from FGT based on pipeline availability. FPL has a 15-year firm natural gas supply contract at market rates with an affiliate of FGT to provide approximately two-thirds of FPL's anticipated needs for natural gas. The remainder of FPL's gas requirements will be purchased under other contracts and in the spot market.

FPL has, through its joint ownership interest in SJRPP Units Nos. 1 and 2, long-term coal supply and transportation contracts for a portion of the fuel needs for those units. All of the transportation requirements and a portion of the fuel supply needs for Scherer Unit No. 4 are covered by a series of annual and long-term contracts. The remaining fuel requirements will be obtained in the spot market.

FPL leases nuclear fuel for all four of its nuclear units.  See
Note 1 - Nuclear Fuel. Under the Nuclear Waste Policy Act, the DOE is required to construct permanent storage facilities and will take title to and provide transportation and storage for spent nuclear fuel for a specified fee based on current generation from nuclear power plants. Through 1996, FPL has paid approximately $320 million in such fees to the DOE for future transportation and storage. The DOE has not completed selection of a permanent storage facility nor indicated how it will satisfy its obligation under the Nuclear Waste Policy Act. In January 1997, FPL joined a number of other utilities in a lawsuit against the DOE to suspend payments for future transportation and storage. Alternatively, the utilities propose to hold the funds in escrow until a nuclear waste storage facility is available. Currently, FPL is storing spent fuel on site and plans to provide adequate storage capacity for all of its spent nuclear fuel, pending its removal by the DOE.

In 1994, FPL entered into a 20-year contract with Bitor America to purchase Orimulsion, a fuel that is an emulsion of bitumen and water and is priced equivalently to coal. FPL has committed to purchase Orimulsion to satisfy approximately 60% of the capacity of the Manatee units, but may elect to purchase sufficient Orimulsion to satisfy the Manatee units' total capacity. See Item 2.
Properties - Generating Facilities. The contract is contingent upon FPL obtaining an operating permit from environmental agencies to use Orimulsion at the Manatee units. In 1996, Florida's Power Plant Siting Board denied FPL's request to burn Orimulsion at the Manatee units. FPL has appealed the Board's denial to the First District Court of Appeals of the State of Florida.

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

Employees.  FPL had 10,011 employees at December 31, 1996.
Approximately 38% of the employees are represented by the IBEW under a collective bargaining agreement with FPL expiring on October 31, 1997. FPL is currently negotiating with members of the IBEW for a new collective bargaining agreement.

         OTHER FPL GROUP OPERATIONS

FPL Group Capital, a wholly-owned subsidiary of FPL Group, holds the capital stock and provides most of the funding for the operating subsidiaries other than FPL. At December 31, 1996, FPL Group Capital and its subsidiaries represented less than 6% of FPL Group's total assets. The business activities of these companies primarily consist of investments in non-utility energy projects and agricultural operations.

Non-Utility Energy - Domestic. ESI provides equity capital, debt financing, project development and operations management for non-utility energy projects. To date, ESI has invested in one project that qualifies as an EWG. Substantially all other projects in which it has invested are qualifying facilities under PURPA. ESI currently participates in 27 non-utility energy projects totaling approximately 2,000 mw, primarily through non-controlling ownership interests in joint ventures or leveraged lease investments. Based on ESI's invested capital at December 31, 1996, the projects are concentrated in California (55%), Virginia (20%) and Nevada (18%). The technologies and fuels used by the projects to produce electricity include natural gas, wind, geothermal, coal, solar and waste-to-energy. Energy production from the non-utility energy investments is generally higher during the third quarter due to increased energy demand and resource availability.

Many of the projects in which ESI invests, particularly those located in California, operate under fixed price energy sales contracts for a period of years and then convert to the purchasing utility's avoided costs. Currently, avoided cost is below the fixed price for many of these projects. Competitive initiatives in California propose phasing in market-based pricing rather than cost-based pricing by 2002. The effect of these initiatives on avoided cost and the related revenues paid to non-utility generators is uncertain. Any decline in revenues not offset by operational or performance efficiencies would adversely affect ESI's earnings from and the value of its investment in these projects.

Non-Utility Energy - International. FPL Group International, a wholly-owned subsidiary of FPL Group Capital, was formed in 1996 to invest in power projects overseas. To date, FPL Group International has invested in projects located in Colombia, Indonesia and the United Kingdom, two of which qualify as EWG's. One project is in early operation and the remaining projects are in the development stage. The projects utilize both conventional and alternative energy sources. Long-term purchased power contracts are in place for substantially all of the 414 mw these projects are designed to produce. FPL Group International continues to pursue investment opportunities around the world.

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

As of December 31, 1996, Turner owned or leased approximately 30,000 acres of citrus properties, which included 19,000 planted acres, 3,000 acres of undeveloped land and 8,000 acres of infrastructure, wet lands and reservoirs.

Other. After giving effect to transactions completed in 1996 which had no significant effect on net income, FPL Group Capital maintains a limited amount of real estate and other assets held for disposition. These assets are carried at estimated fair value less costs to dispose. FPL Group cannot estimate the timing of their ultimate disposition, but these transactions are not expected to have a material adverse effect on FPL Group's net income. The remaining cable television subscriber base was contributed into a limited partnership which removed FPL Group from the day-to-day management and operation of the cable television business.

EXECUTIVE OFFICERS OF THE REGISTRANTS (1)(2)

        Name           Age                                Position                                  Effective Date
James L. Broadhead     61    Chairman of the Board, President and Chief Executive Officer
                               of FPL Group ....................................................   May 8, 1990
                             Chairman of the Board and Chief Executive Officer of FPL ..........   January 15, 1990
Dennis P. Coyle        58    General Counsel and Secretary of FPL Group ........................   June 1, 1991
                             General Counsel and Secretary of FPL ..............................   July 1, 1991
K. Michael Davis       50    Controller and Chief Accounting Officer of FPL Group ..............   May 13, 1991
                             Vice President, Accounting, Controller and Chief Accounting
                               Officer of FPL ..................................................   July 1, 1991
Paul J. Evanson        55    President of FPL ..................................................   January 9, 1995
Lawrence J. Kelleher   49    Vice President, Human Resources of FPL Group ......................   May 13, 1991
                             Senior Vice President, Human Resources of FPL .....................   July 1, 1991
Thomas F. Plunkett     57    President, Nuclear Division of FPL ................................   March 1, 1996
Dilek L. Samil         41    Treasurer of FPL Group ............................................   May 13, 1991
                             Treasurer of FPL ..................................................   July 1, 1991
C. O. Woody            58    Senior Vice President, Power Generation of FPL ....................   July 1, 1991
Michael W. Yackira     45    Vice President, Finance and Chief Financial Officer of FPL Group ..   January 9, 1995
                             Senior Vice President, Finance and Chief Financial Officer of FPL..   January 9, 1995

(1)  Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.  Except as noted below, each officer has held his or her present position for five years or more and his or her employment history is continuous.
(2)  The business experience of the executive officers is as follows: Mr. Evanson was vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL from December 1992 to January
     1995.  Prior to that, Mr. Evanson was president and chief operating officer of the Lynch Corporation, a diversified holding company; Mr. Plunkett was formerly site vice president at Turkey Point; and Mr. Yackira was senior vice president, market and regulatory services of FPL from May 1991 to January 1995.

Item 2.  Properties

FPL Group and its subsidiaries maintain properties which are adequate for their operations. The electric generating, transmission, distribution and general facilities of FPL represent 38%, 14%, 40% and 8%, respectively, of investment in electric utility plant in service, net of accumulated depreciation.

Generating Facilities.   As of December 31, 1996, FPL had the
following generating facilities:

                                                                        No. of                  Net Warm Weather
                 Facility                            Location           Units      Fuel      Peaking Capability (mw)
STEAM TURBINES
  Cape Canaveral .........................     Cocoa, FL                   2      Oil/Gas                 810
  Cutler .................................     Miami, FL                   2      Gas                     215
  Fort Myers .............................     Fort Myers, FL              2      Oil                     542
  Manatee ................................     Parrish, FL                 2      Oil                   1,638
  Martin .................................     Indiantown, FL              2      Oil/Gas               1,622
  Port Everglades ........................     Port Everglades, FL         4      Oil/Gas               1,227
  Riviera ................................     Riviera Beach, FL           2      Oil/Gas                 580
  St. Johns River Power Park .............     Jacksonville, FL            2      Coal/Petroleum Coke     250(1)
  St. Lucie ..............................     Hutchinson Island, FL       2      Nuclear               1,553(2)
  Sanford ................................     Lake Monroe, FL             3      Oil/Gas                 933
  Scherer ................................     Monroe County, GA           1      Coal                    633(3)
  Turkey Point ...........................     Florida City, FL            2      Oil/Gas                 810
                                                                           2      Nuclear               1,386
COMBINED CYCLE
  Lauderdale .............................     Dania, FL                   2      Gas/Oil                 860
  Martin .................................     Indiantown, FL              2      Gas                     860
  Putnam .................................     Palatka, FL                 2      Gas/Oil                 498
COMBUSTION TURBINES
  Fort Myers .............................     Fort Myers, FL             12      Oil                     626
  Lauderdale .............................     Dania, FL                  24      Oil/Gas                 876
  Port Everglades ........................     Port Everglades, FL        12      Oil/Gas                 438
DIESEL UNITS
  Turkey Point ...........................     Florida City, FL            5      Oil                      12
TOTAL ....................................                                                             16,369

(1)  Represents FPL's 20% individual ownership interest in SJRPP Units Nos. 1 and 2, which are jointly owned with the JEA.
(2)  Excludes Orlando Utilities Commission's and the FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(3)  Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with the JEA.

Transmission and Distribution. FPL owns and operates 476 substations with a total capacity of 102,087,240 kva. Electric transmission and distribution lines owned and in service as of December 31, 1996 are as follows:

                                                                             Overhead Lines     Trench and Submarine
                          Nominal Voltage                                      Pole Miles           Cable Miles
500 kv ............................................................               1,107(1)                  -
230 kv ............................................................               2,475                    31
138 kv ............................................................               1,486                    48
115 kv ............................................................                 704                     -
 69 kv ............................................................                 166                    11
Less than 69 kv ...................................................              38,857                19,425
Total .............................................................              44,795                19,515

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

Item 3.  Legal Proceedings

In December 1991, the FMPA, an organization comprised of municipal electric utilities operating in the state, filed a suit against FPL in the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida. The suit was subsequently removed to the United States District Court for the Middle District of Florida. The FMPA alleges that FPL is in breach of a "contract," consisting of several different documents, by refusing to provide transmission service to the FMPA and its members on the FMPA's terms. The FMPA also alleges that FPL has violated federal and Florida antitrust laws by monopolizing or attempting to monopolize the provision, coordination and transmission of electric power in FPL's area of operation by refusing to provide transmission service or to permit the FMPA to invest in and use FPL's transmission system on the FMPA's proposed terms. The FMPA seeks $140 million in damages, before trebling for the antitrust claim, and asks the court to require FPL: to transmit electric power among the FMPA and its members on "reasonable terms and conditions"; to permit the FMPA to contribute to and use FPL's transmission system on "reasonable terms and conditions"; and to recognize the FMPA transmission investments as part of FPL's transmission system such that the FMPA can obtain transmission on a basis equivalent to FPL or, alternatively, to provide transmission service equivalent to such FMPA transmission ownership. In 1993, the District Court granted summary judgment in favor of FPL. In 1995, the court of appeals vacated the District Court's summary judgment and remanded the matter to the district court for further proceedings. In 1996, the District Court ordered the FMPA to seek a declaratory ruling from the FERC regarding certain issues in the case. All other action in the case has been stayed pending the FERC's ruling.

In November 1989, Johnson Enterprises of Jacksonville, Inc. (Johnson Enterprises) filed suit in the United States District Court for the Middle District of Florida against FPL Group, FPL Group Capital and Telesat Cablevision, Inc. (Telesat), a subsidiary of FPL Group Capital. The suit alleged breach of contract, fraud, violation of racketeering statutes and several other claims. Plaintiff claimed more than $24 million in compensatory damages, treble damages under racketeering statutes, punitive damages and attorneys' fees. The District Court entered a judgment in favor of FPL Group and Telesat on nine of twelve counts, including all of the racketeering and fraud claims, and in favor of FPL Group Capital on all counts. It also denied all parties' claims for attorneys' fees. However, the jury in the case awarded the contractor damages totaling approximately $6 million against FPL Group and Telesat for breach of contract and tortious interference. All parties have appealed.

In the event that FPL Group or FPL does not prevail in these suits, there may be a material adverse effect on their financial statements. However, FPL Group and FPL believe that they have meritorious defenses to the litigation described above and are vigorously defending these suits. Accordingly, the liabilities, if any, arising from these proceedings are not anticipated to have a material adverse effect on their financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                  PART II

Item 5.  Market for the Registrants' Common Equity and Related
Stockholder Matters

Common Stock Data. All of FPL's common stock is owned by FPL Group. FPL Group's common stock is traded on the New York Stock Exchange. The high and low sales prices for the common stock of FPL Group as reported in the consolidated transaction reporting system of the New York Stock Exchange for each quarter during the past two years are as follows:

                          Quarter                                               1996                     1995
                                                                          High        Low          High        Low
First .......................................................           $48         $42 1/8      $37 1/4     $34
Second ......................................................           $46 1/4     $41 1/2      $39 1/4     $36 1/8
Third .......................................................           $46 5/8     $42 5/8      $41 1/8     $37
Fourth ......................................................           $48 1/8     $43 1/8      $46 1/2     $40 1/4

Approximate Number of Stockholders. As of the close of business on February 28, 1997, there were 66,216 holders of record of FPL Group's common stock.

Dividends. Quarterly dividends have been paid on common stock of FPL Group during the past two years in the following amounts:

                                            Quarter                                                     1996    1995
First .........................................................................................         $.46    $.44
Second ........................................................................................         $.46    $.44
Third .........................................................................................         $.46    $.44
Fourth ........................................................................................         $.46    $.44

The amount and timing of dividends payable on FPL Group's common stock are within the sole discretion of FPL Group's board of directors. The board of directors reviews the dividend rate at least annually (in February) to determine its appropriateness in light of FPL Group's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions and any other factors the board deems relevant. The ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. There are no restrictions in effect that currently limit FPL's ability to pay dividends to FPL Group. See Management's Discussion - Liquidity and Capital Resources and Note 4 regarding dividends paid by FPL to FPL Group.

Item 6.  Selected Financial Data

                                                                  Years Ended December 31,
                                             1996           1995           1994             1993           1992

SELECTED FINANCIAL DATA OF FPL GROUP
(Thousands of Dollars, except per
 share amounts):
Operating revenues ....................   $ 6,036,778    $ 5,592,485    $ 5,422,659    $ 5,311,685      $ 5,186,325
Net income ............................   $   579,450    $   553,311    $   518,711    $   428,749(1)   $   466,949
Earnings per share of common stock ....   $      3.33    $      3.16    $      2.91    $      2.30(1)   $      2.65
Dividends paid per share of
  common stock ........................   $      1.84    $      1.76    $      1.88    $      2.47      $      2.43
Total assets ..........................   $12,219,323    $12,459,226    $12,617,616    $13,078,012      $12,306,305
Long-term debt, excluding current
  maturities ..........................   $ 3,144,313    $ 3,376,613    $ 3,864,465    $ 3,748,983      $ 3,960,096
Obligations of FPL under capital lease
  excluding current maturities ........   $   182,163    $   179,082    $   185,647    $   271,498      $   324,198
Preferred Stock of FPL with sinking
  fund requirements, excluding current
  maturities ..........................   $    42,000    $    50,000    $    94,000    $    97,000      $   130,150

SELECTED FINANCIAL DATA OF FPL
(Thousands of Dollars):
Operating revenues ....................   $ 5,986,428    $ 5,530,057    $ 5,342,656    $ 5,224,299      $ 5,100,463
Net income available to FPL Group......   $   591,162    $   567,972    $   528,515    $   425,297(1)   $   470,899
Total assets ..........................   $11,531,273    $11,751,259    $11,821,452    $11,911,342      $11,348,626
Long-term debt, excluding current
  maturities ..........................   $ 2,981,261    $ 3,094,050    $ 3,581,157    $ 3,463,065      $ 3,404,404

SELECTED OPERATING STATISTICS OF FPL:
Energy sales (millions of kwh) ........        80,889         79,756         77,096         72,455           69,290

Energy sales:
  Residential .........................          51.1%          50.8%          50.2%          50.2%            49.3%
  Commercial ..........................          38.6           38.5           38.8           39.3             39.0
  Industrial ..........................           4.7            4.9            5.0            5.4              5.9
  Interchange power sales .............           2.6            1.6            2.5            2.6              2.4
  Other(2) ............................           3.0            4.2            3.5            2.5              3.4
Total .................................         100.0%         100.0%         100.0%         100.0%           100.0%

Approximate 60-minute
  net peak served (mw)(3):
    Summer season .....................        16,064         15,813         15,179         15,266           14,661
    Winter season .....................        16,490         18,096         16,563         12,594           12,964

Average number of customer accounts:
  Residential .........................     3,152,626      3,097,194      3,037,628      2,973,688        2,911,812
  Commercial ..........................       380,863        374,012        366,415        358,378          350,271
  Industrial ..........................        14,781         15,143         15,587         14,853           14,791
  Other ...............................         2,487          2,462          2,562          3,261            4,376
Total .................................     3,550,757      3,488,811      3,422,192      3,350,180        3,281,250

Average price per kwh sold (cents)(4)..          7.29           6.83           6.82           7.10             7.25

(1)  Reduced by $85 million, or $.45 per share, after-tax effect of cost reduction program charge.
(2)  Includes unbilled sales.
(3)  The winter season generally represents November and December of the current year and January through March of the following year.
(4)  Includes unbilled and cost recovery clause revenues.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

FPL Group's net income, earnings per share and cash flow from operations have grown since 1994 at average annual rates of 5.7%, 7.0% and 7.4%, respectively. These operating results reflect a combination of continued growth in the number of customers served by FPL and actions taken by management to make FPL's operations more cost effective. These actions include the accelerated amortization of nuclear and fossil fuel generating assets and regulatory assets, as well as reductions in O&M expenses, debt and preferred stock.

FPL's operating revenues represent about 99% of FPL Group's operating revenues and primarily consist of revenues from base rates, cost recovery clauses and franchise fees. Revenues from base rates were $3.4 billion, $3.4 billion and $3.2 billion in 1996, 1995 and 1994, respectively. There were no changes in base rates during those years. Revenues from cost recovery clauses and franchise fees represent a pass-through of costs and do not significantly affect net income. Fluctuations in these revenues are primarily driven by changes in energy sales, fuel prices and capacity charges. Clause revenues and the related fuel, purchased power and interchange expense increased in 1996 primarily due to higher fuel prices, and higher capacity charges as an additional purchased power contract became effective. See Note 9 - Contracts.

The population in FPL's service territory continued to grow, contributing to retail customer growth of 1.8%, 1.9% and 2.1% in 1996, 1995 and 1994, respectively. In 1996, milder weather conditions resulted in a decrease in retail customer usage of 1.3%, following extreme weather in 1995 and 1994 which contributed to increases in usage of 2.5% and 3.8%, respectively. Together these factors and changes in sales to other utilities contributed to increased total energy sales of 1.4%, 3.5% and 6.4% in 1996, 1995 and 1994, respectively.

The FPSC regulates FPL's retail sales, which represent approximately 97% of FPL Group's total operating revenues. FPL reported a retail regulatory ROE of 12.1%, 12.3% and 12.3% in 1996, 1995 and 1994,
respectively. The ROE range authorized by the FPSC for these periods was 11% to 13% with a midpoint of 12%.

O&M expenses continued to decline in 1996 due to management's focus on increasing the efficiency of FPL's operations. In 1996, these cost savings were partially offset by the third quarter adoption of an FPSC-approved change in accounting for costs associated with nuclear refueling outages. Under this new accounting method, the estimated nuclear refueling and maintenance cost of each nuclear unit's next planned outage will be accrued from the time the unit resumes operation until the end of the next outage. Any differences between estimated and actual costs will be included in O&M expenses when known. The cumulative effect of changing to this method of accounting was $35 million and was approved by the FPSC for amortization over a period not to exceed five years. Adoption of this new method resulted in an increase in nuclear O&M expenses for 1996 of approximately $35 million, including $14 million amortization of the cumulative effect adjustment. The comparability of future O&M expenses should be improved as the number of nuclear refueling outages should not be a factor affecting period expense. In 1995, FPL incurred costs related to two nuclear refueling outages, while there were four during 1994. O&M expenses in 1994, and to a lesser extent in 1995, included charges associated with facilities consolidation and inventory reductions, as well as costs relating to growth in customer base and placement of additional generating units in service. O&M expenses for 1996 and 1995 also included costs associated with workforce reductions following operational reviews at several business units.

The 1996 and 1995 increases in depreciation and amortization expense are primarily the result of an FPSC-approved special amortization program initiated by FPL in 1995. The program calls for a continuing special nuclear amortization of $30 million per year plus, through 1997, an additional amount of amortization based on the level of sales achieved compared to a forecasted amount. In 1996 and 1995, FPL recorded $160 million and $126 million, respectively, of this special amortization. The additional amounts are applied against specific nuclear and fossil generating assets, as well as certain regulatory assets. By the end of 1996, the approved amounts for nuclear and fossil generating assets had been completely amortized and accelerated amortization of regulatory assets had begun. Additionally, in 1996 and 1995 FPL amortized $28 million and $37 million, respectively, of plant-related regulatory assets deferred since FPL's last rate case in 1984. The remaining $46 million balance will continue to be amortized as authorized by the FPSC. Finally, in 1995 FPL increased its annual accrual for nuclear decommissioning costs to $85 million, up from $38 million recorded in 1994. Nuclear decommissioning accruals are expected to remain at $85 million per year at least until the next decommissioning studies, currently scheduled to be filed in 1999.

In order to strengthen the financial position of FPL Group and FPL, debt, preferred stock and commercial paper balances have been reduced over the past three years by more than $1.3 billion ($1.0 billion for FPL). This has resulted in lower interest charges during the last three years and lower preferred stock dividends in 1996 and 1994. In 1995, preferred stock dividends included premiums on preferred stock redemptions.

In 1996, the FPSC approved an accounting rule change that eliminates the recording of AFUDC on all but very large construction projects. Additionally, AFUDC has declined in recent years from lower construction expenditures. The change in AFUDC is the primary factor changing the non-operating line other - net.

The effective income tax rate was lower in 1996, reflecting the increased amortization of FPL's deferred investment tax credits related to property included in the special amortization program.

The electric utility industry is facing increasing competitive pressure. FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 1996, operating revenues from wholesale and industrial customers combined represent approximately 5% of FPL's total operating revenues. Various states, other than Florida, have either enacted legislation or are pursuing initiatives designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generation assets should be separated from transmission, distribution and other assets. In the event the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund. Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment. Since there is no deregulation proposal currently under consideration in Florida, FPL is unable to predict what impact would result from a change to a more competitive environment. See Note 1 - Regulation.

Liquidity and Capital Resources

FPL Group's primary capital requirements consist of expenditures to meet increased electricity usage and customer growth of FPL. FPL's capital expenditures for the period 1997 through 1999 are expected to be approximately $1.6 billion, including $590 million for 1997. See
Note 9 - Commitments. FPL's capital expenditures have declined significantly over the past few years as a result of continuing efforts to reduce costs and the completion of its generation expansion plan, but are expected to increase in 1997 due to the replacement of steam generators at St. Lucie Unit No. 1. No new generating plants are expected to be constructed before 2004.

Debt maturities and minimum sinking fund requirements of FPL Group's subsidiaries will require cash outflows of approximately $729 million ($548 million for FPL) through 2001, including $155 million ($4 million for FPL) in 1997. See Notes 5 and 6. It is anticipated that cash requirements for capital expenditures and debt repayments in 1997 will be satisfied with internally generated funds. Internally generated funds not required for capital expenditures and current maturities may be used to reduce outstanding debt, preferred or common stock, or for investment. Any temporary cash needs will be met by the issuance of commercial paper. Bank lines of credit currently available to FPL Group and its subsidiaries aggregate $1.3 billion ($1.0 billion for FPL).

In addition to over $500 million retirement of debt and preferred stock of FPL during 1996, FPL Group repurchased 1.9 million shares of common stock. In February 1997, FPL Group's board of directors authorized the repurchase of up to 10 million shares of common stock over an unspecified period. The authorization supersedes a similar plan approved in May 1994, under which 8.1 million common shares were repurchased.

FPL self-insures for damage to certain transmission and distribution properties and maintains a funded storm reserve to guard against storm losses. The balance of the storm fund reserve at December 31, 1996 was $223 million. Bank lines of credit of $300 million, included in the $1.3 billion above, are also available if needed to provide cash for storm restoration costs. The FPSC has indicated that it would consider future storm losses in excess of the funded reserve for possible recovery from customers. In 1995, the FPSC approved FPL's request to increase the annual storm fund contribution from $10 million to $20 million and to contribute to the storm fund additional insurance recoveries related to 1992 and 1993 storms that were not required for identified system repairs. These contributions, combined with the increase in the funding of the nuclear decommissioning trust, resulted in higher cash outflows from investing activities.

Proceeds from properties held for sale have declined over the past three years as FPL Group disposed of certain non-FPL properties that are not part of the core business. These dispositions had little effect on earnings but have contributed to cash flows. Dispositions of remaining properties are not expected to significantly affect future operating results.

In 1996, the Financial Accounting Standards Board issued an exposure draft on accounting for certain liabilities related to closure or removal of long-lived assets. The primary effect of this exposure draft would be to change the way FPL accounts for nuclear decommissioning and fossil dismantlement costs. The exposure draft calls for recording the present value of estimated future cash flows to decommission FPL's nuclear power plants and dismantle its fossil power plants as an increase to assets and as a liability. This amount is currently estimated to be $1.4 billion. It is anticipated that there will be no effect on cash flows and, because of the regulatory treatment, there will be no significant effect on net income.

FPL Group Capital and its subsidiaries, primarily ESI, have guaranteed approximately $120 million of lease obligations, debt service payments and other payments subject to certain contingencies.

FPL's charter and mortgage contain provisions which, under certain conditions, restrict the payment of dividends and the issuance of additional unsecured debt, first mortgage bonds and preferred stock. Given FPL's current financial condition and level of earnings, expected financing activities and dividends are not affected by these limitations.

Item 8.  Financial Statements and Supplementary Data


        INDEPENDENT AUDITORS' REPORT



FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY:

We have audited the consolidated financial statements of FPL Group, Inc. and of Florida Power & Light Company, listed in the accompanying index at Item 14(a)1 of this Annual Report (Form 10-K) to the Securities and Exchange Commission for the year ended December 31, 1996. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group, Inc. and Florida Power & Light Company at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 14, 1997

              FPL GROUP, INC.
     CONSOLIDATED STATEMENTS OF INCOME
  (In thousands, except per share amounts)

                                                                                    Years Ended December 31,
                                                                                1996          1995          1994
OPERATING REVENUES .....................................................     $6,036,778    $5,592,485    $5,422,659

OPERATING EXPENSES:
  Fuel, purchased power and interchange ................................      2,130,583     1,721,730     1,715,345
  Other operations and maintenance .....................................      1,188,820     1,206,444     1,304,046
  Depreciation and amortization ........................................        960,375       917,936       723,856
  Taxes other than income taxes ........................................        586,179       549,269       530,970
    Total operating expenses ...........................................      4,865,957     4,395,379     4,274,217

OPERATING INCOME .......................................................      1,170,821     1,197,106     1,148,442

OTHER INCOME (DEDUCTIONS):
  Interest charges .....................................................       (266,530)     (290,669)     (318,967)
  Preferred stock dividends - FPL ......................................        (23,732)      (43,402)      (39,558)
  Other - net ..........................................................         (7,247)       18,870        36,076
    Total other deductions - net .......................................       (297,509)     (315,201)     (322,449)

INCOME BEFORE INCOME TAXES .............................................        873,312       881,905       825,993

INCOME TAXES ...........................................................        293,862       328,594       307,282

NET INCOME .............................................................     $  579,450    $  553,311    $  518,711

Earnings per share of common stock .....................................          $3.33         $3.16         $2.91
Dividends per share of common stock ....................................          $1.84         $1.76         $1.88
Average number of common shares outstanding ............................        174,072       175,335       178,009

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              FPL GROUP, INC.
        CONSOLIDATED BALANCE SHEETS
           (Thousands of Dollars)

                                                                                                 December 31,
                                                                                             1996          1995
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service - at original cost ................................   $16,406,493   $16,034,653
  Nuclear fuel under capital lease ....................................................       182,163       179,100
  Construction work in progress .......................................................       258,336       317,739
  Other property ......................................................................       186,631       193,739
  Less accumulated depreciation and amortization ......................................    (7,649,734)   (6,873,250)
    Total property, plant and equipment - net .........................................     9,383,889     9,851,981

CURRENT ASSETS:
  Cash and cash equivalents ...........................................................       195,932        46,177
  Customer receivables, net of allowances of $12,474 and $11,929 ......................       461,501       482,326
  Materials, supplies and fossil fuel stock - at average cost .........................       268,186       247,323
  Deferred clause expenses ............................................................       127,046        81,451
  Other ...............................................................................       120,866       128,071
    Total current assets ..............................................................     1,173,531       985,348

OTHER ASSETS:
  Special use funds of FPL ............................................................       805,819       646,846
  Other investments ...................................................................       326,855       447,006
  Unamortized debt reacquisition costs of FPL .........................................       282,756       294,844
  Other ...............................................................................       246,473       233,201
    Total other assets ................................................................     1,661,903     1,621,897

TOTAL ASSETS ..........................................................................   $12,219,323   $12,459,226

CAPITALIZATION:
  Common shareholders' equity .........................................................   $ 4,592,132   $ 4,392,509
  Preferred stock of FPL without sinking fund requirements ............................       289,580       289,580
  Preferred stock of FPL with sinking fund requirements ...............................        42,000        50,000
  Long-term debt ......................................................................     3,144,313     3,376,613
    Total capitalization ..............................................................     8,068,025     8,108,702

CURRENT LIABILITIES:
  Commercial paper ....................................................................             -       178,500
  Current maturities of long-term debt and preferred stock ............................       154,600       211,902
  Accounts payable ....................................................................       307,836       305,126
  Customers' deposits .................................................................       267,928       235,048
  Accrued interest and taxes ..........................................................       258,657       219,935
  Deferred clause revenues ............................................................        60,451        78,809
  Other ...............................................................................       224,992       274,823
    Total current liabilities .........................................................     1,274,464     1,504,143

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ...................................................     1,530,538     1,587,449
  Deferred regulatory credit - income taxes ...........................................       128,638       144,351
  Unamortized investment tax credits ..................................................       250,641       281,966
  Storm and property insurance reserve ................................................       222,577       177,498
  Other ...............................................................................       744,440       655,117
    Total other liabilities and deferred credits ......................................     2,876,834     2,846,381

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ..................................................   $12,219,323   $12,459,226

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              FPL GROUP,  INC.
   CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Thousands of Dollars)

                                                                                    Years Ended December 31,
                                                                                1996          1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................................     $  579,450    $  553,311    $  518,711
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization ....................................        960,375       917,936       723,856
      Increase (decrease) in deferred income taxes and
        related regulatory credit ......................................        (75,732)      (89,587)       92,774
      Cost recovery clauses (1) ........................................        (63,953)      (48,447)      (82,142)
      (Increase) decrease in materials, supplies and fossil fuel stock..        (20,863)       61,985        20,291
      Other - net ......................................................        213,001       114,946       108,463
    Net cash provided by operating activities ..........................      1,592,278     1,510,144     1,381,953

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .................................................       (487,594)     (670,808)     (758,690)
  Proceeds from properties held for sale ...............................         68,821        70,227       123,012
  Other - net...........................................................       (107,260)     (101,048)       61,744
    Net cash used in investing activities ..............................       (526,033)     (701,629)     (573,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of first mortgage bonds and other long-term debt ............              -       177,512       172,850
  Retirement of long-term debt and preferred stock .....................       (337,664)     (574,343)     (470,720)
  Decrease in commercial paper .........................................       (178,500)      (56,479)     (114,621)
  Issuance of common stock .............................................              -             -        16,685
  Repurchase of common stock ...........................................        (81,636)      (69,394)     (123,733)
  Dividends on common stock ............................................       (320,253)     (308,582)     (334,751)
  Other - net...........................................................          1,563       (16,802)      (19,993)
    Net cash used in financing activities ..............................       (916,490)     (848,088)     (874,283)

Net increase (decrease) in cash and cash equivalents ...................        149,755       (39,573)      (66,264)
Cash and cash equivalents at beginning of year .........................         46,177        85,750       152,014
Cash and cash equivalents at end of year ...............................     $  195,932    $   46,177    $   85,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest ...............................................     $  248,381    $  275,542    $  295,992
  Cash paid for income taxes ...........................................     $  380,500    $  390,800    $  239,050

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Additions to capital lease obligations ...............................     $   86,332    $   84,276    $   63,479
  Liabilities assumed for acquisition of property ......................     $   33,320             -             -

(1)  Represents the effect on cash flows from operating activities of the net amounts deferred or recovered under the fuel and purchased power, oil-backout, energy conservation, capacity and environmental compliance cost recovery clauses.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

       FLORIDA POWER & LIGHT COMPANY
     CONSOLIDATED STATEMENTS OF INCOME
           (Thousands of Dollars)

                                                                                    Years Ended December 31,
                                                                                1996          1995          1994
OPERATING REVENUES ......................................................    $5,986,428    $5,530,057    $5,342,656

OPERATING EXPENSES:
  Fuel, purchased power and interchange .................................     2,130,583     1,721,730     1,715,345
  Other operations and maintenance ......................................     1,127,559     1,138,347     1,230,171
  Depreciation and amortization .........................................       954,802       909,357       713,352
  Income taxes ..........................................................       329,034       347,341       322,435
  Taxes other than income taxes .........................................       585,669       547,976       529,301
    Total operating expenses ............................................     5,127,647     4,664,751     4,510,604

OPERATING INCOME ........................................................       858,781       865,306       832,052

OTHER INCOME (DEDUCTIONS):
  Interest charges ......................................................      (246,227)     (269,952)     (292,347)
  Other - net ...........................................................         2,340        16,020        28,368
    Total other deductions - net ........................................      (243,887)     (253,932)     (263,979)

NET INCOME ..............................................................       614,894       611,374       568,073

PREFERRED STOCK DIVIDENDS ...............................................        23,732        43,402        39,558

NET INCOME AVAILABLE TO FPL GROUP, INC. .................................    $  591,162    $  567,972    $  528,515

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

       FLORIDA POWER & LIGHT COMPANY
        CONSOLIDATED BALANCE SHEETS
           (Thousands of Dollars)

                                                                                                December 31,
                                                                                            1996           1995
ELECTRIC UTILITY PLANT:
  In service - original cost.........................................................    $16,406,493    $16,034,653
  Less accumulated depreciation .....................................................     (7,610,786)    (6,832,201)
    Net .............................................................................      8,795,707      9,202,452
  Construction work in progress .....................................................        220,136        317,739
  Nuclear fuel under capital lease ..................................................        182,163        179,100
      Electric utility plant - net ..................................................      9,198,006      9,699,291

CURRENT ASSETS:
  Cash and cash equivalents .........................................................         78,417            412
  Customer receivables, net of allowances of $12,176 and $11,737 ....................        460,120        479,838
  Materials, supplies and fossil fuel stock - at average cost .......................        247,597        230,553
  Deferred clause expenses ..........................................................        127,046         81,451
  Other .............................................................................         98,107         98,963
      Total current assets ..........................................................      1,011,287        891,217

OTHER ASSETS:
  Special use funds .................................................................        805,819        646,846
  Unamortized debt reacquisition costs ..............................................        282,756        294,844
  Other .............................................................................        233,405        219,061
      Total other assets ............................................................      1,321,980      1,160,751

TOTAL ASSETS ........................................................................    $11,531,273    $11,751,259

CAPITALIZATION:
  Common shareholder's equity .......................................................    $ 4,666,941    $ 4,473,708
  Preferred stock without sinking fund requirements .................................        289,580        289,580
  Preferred stock with sinking fund requirements ....................................         42,000         50,000
  Long-term debt ....................................................................      2,981,261      3,094,050
      Total capitalization ..........................................................      7,979,782      7,907,338

CURRENT LIABILITIES:
  Commercial paper ..................................................................              -        178,500
  Current maturities of long-term debt and preferred stock ..........................          4,040        204,000
  Accounts payable ..................................................................        299,026        299,987
  Customers' deposits ...............................................................        267,846        234,858
  Accrued interest and taxes ........................................................        300,842        210,559
  Deferred clause revenues ..........................................................         60,451         78,809
  Other .............................................................................        195,806        254,239
      Total current liabilities .....................................................      1,128,011      1,460,952

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes .................................................      1,146,680      1,204,315
  Deferred regulatory credit - income taxes .........................................        128,638        144,351
  Unamortized investment tax credits ................................................        250,641        281,966
  Storm and property insurance reserve ..............................................        222,577        177,498
  Other .............................................................................        674,944        574,839
      Total other liabilities and deferred credits ..................................      2,423,480      2,382,969

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ................................................    $11,531,273    $11,751,259

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

       FLORIDA POWER & LIGHT COMPANY
   CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Thousands of Dollars)

                                                                                    Years Ended December 31,
                                                                              1996           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................    $  614,894     $  611,374     $  568,073
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ...................................       954,802        909,357        713,352
      Decrease in deferred income taxes and related regulatory credit..       (24,739)      (107,063)       (21,405)
      Cost recovery clauses (1) .......................................       (63,953)       (48,447)       (82,142)
      (Increase) decrease in materials, supplies and fossil fuel stock.       (17,044)        61,985         20,291
      Other - net .....................................................       143,584         94,348         88,584
    Net cash provided by operating activities .........................     1,607,544      1,521,554      1,286,753

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................      (474,387)      (660,818)      (745,500)
  Other - net .........................................................      (123,444)       (73,049)       (29,394)
    Net cash used in investing activities .............................      (597,831)      (733,867)      (774,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of first mortgage bonds and other long-term debt ...........             -        170,452        172,850
  Retirement of long-term debt and preferred stock ....................      (332,669)      (573,580)      (181,989)
  Decrease in commercial paper ........................................      (178,500)       (46,500)      (124,600)
  Capital contributions from FPL Group, Inc. ..........................       195,000        280,000        205,000
  Dividends ...........................................................      (616,547)      (596,954)      (567,012)
  Other - net .........................................................         1,008        (21,228)       (22,889)
    Net cash used in financing activities .............................      (931,708)      (787,810)      (518,640)

Net increase (decrease) in cash and cash equivalents ..................        78,005           (123)        (6,781)
Cash and cash equivalents at beginning of year ........................           412            535          7,316
Cash and cash equivalents at end of year ..............................    $   78,417     $      412     $      535

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest ..............................................    $  228,079     $  252,459     $  264,097
  Cash paid for income taxes ..........................................    $  378,919     $  478,708     $  369,720

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Additions to capital lease obligations ..............................    $   86,332     $   84,276     $   63,479

(1)  Represents the effect on cash flows from operating activities of the net amounts deferred or recovered under the fuel and purchased power, oil-backout, energy conservation, capacity and environmental compliance cost recovery clauses.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1996, 1995 and 1994


1.  Summary of Significant Accounting and Reporting Policies
Basis of Presentation - Substantially all of FPL Group, Inc.'s (FPL Group) revenues are derived from Florida Power & Light Company (FPL) which supplies electric service to 3.6 million customers throughout most of the east and lower west coasts of Florida. Other operations mainly consist of investments in non-utility energy projects and agricultural operations.

The consolidated financial statements of FPL Group and FPL include the accounts of their respective subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation. The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Regulation - FPL is a public utility subject to regulation by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). Its rates are designed to recover the cost of providing electric service to its customers including a reasonable rate of return on invested capital. As a result of this cost-based regulation, FPL follows the accounting practices set forth in Statement of Financial Accounting Standard (FAS) 71, "Accounting for the Effects of Certain Types of Regulation." FAS 71 indicates that regulators can create assets and impose liabilities that would not be recorded by non-regulated entities. Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process. Recoverability of regulatory assets is assessed at each reporting period.

Various states, other than Florida, have either enacted legislation or are pursuing initiatives designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generation assets should be separated from transmission, distribution and other assets.

In the event that FPL's operations are no longer subject to the provisions of FAS 71, as a result of market-based pricing due to regulatory or other changes, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund. The principal regulatory assets and liabilities are as follows:

                                                                                                  December 31,
                                                                                                1996         1995
                                                                                             (Thousands of Dollars)
Assets:
  Unamortized debt reacquisition costs ................................................      $ 282,756    $ 294,844
  Plant-related deferred costs (included in other assets) .............................      $  46,191    $  73,906
  Nuclear maintenance cumulative effect adjustment (included in other assets) .........      $  21,311            -
  Deferred Department of Energy (DOE) assessment (included in other assets) ...........      $  52,598    $  56,254
Liabilities:
  Deferred regulatory credit - income taxes ...........................................      $ 128,638    $ 144,351
  Unamortized investment tax credits ..................................................      $ 250,641    $ 281,966
  Storm and property insurance reserve ................................................      $ 222,577    $ 177,498

The amounts presented above exclude clause-related regulatory assets and liabilities that are recovered or refunded over six-month periods. These amounts are reflected as current assets and liabilities in the consolidated balance sheets. Additionally, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment. Since there is no deregulation proposal currently under consideration in Florida, FPL is unable to predict what impact would result from a change to a more competitive environment.

FPL has been taking steps to lower its costs of operations. In 1995, FPL began amortizing the plant-related deferred costs in the table above over a period of no more than five years as approved by the FPSC. In 1996, FPL received final approval from the FPSC of a program started in 1995 to amortize specified nuclear and fossil generating assets, the tax effect of certain tax basis differences and debt reacquisition costs (collectively, special amortization). The program calls for a continuing special nuclear amortization of $30 million per year plus, through 1997, an additional amount of amortization based on the level of sales achieved compared to a forecasted amount. Under this program, $160 million of special amortization was recorded in 1996 and $126 million in 1995. The 1996 amount includes, as depreciation and amortization expense, $20 million of amortization of the tax effects of tax basis differences. By the end of 1996, the approved amounts for nuclear and fossil generating assets had been completely amortized and accelerated amortization of regulatory assets had begun.

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed. Unbilled base revenues are included in customer receivables and amounted to approximately $161 million and $155 million at December 31, 1996 and 1995, respectively.

Revenues include amounts resulting from cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets utilized by these programs, and franchise fees. These revenues generally represent a pass-through of costs and include substantially all fuel, purchased power and interchange expenses, conservation- and environmental-related expenses, certain revenue taxes and franchise fees. Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net under or over recovery. Any under recovered costs or over recovered revenues are collected from or returned to customers in subsequent periods.

Electric Utility Plant, Depreciation and Amortization - The cost of additions to units of utility property is added to electric utility plant. The cost of units of utility property retired, less net salvage, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance
(O&M) expenses. At December 31, 1996, the generating, transmission, distribution and general facilities of FPL represented approximately 38%, 14%, 40% and 8%, respectively, of FPL's investment in electric utility plant in service, net of accumulated depreciation. Substantially all electric utility plant is subject to the lien of a mortgage securing FPL's first mortgage bonds.

Depreciation of utility property is primarily provided on a straight-line average remaining life basis and includes a provision for fossil plant dismantlement and nuclear plant decommissioning. For substantially all utility property, depreciation and fossil fuel plant dismantlement studies are performed at least every four years. The next studies are scheduled to be filed in 1997 and would be effective for 1998. The weighted annual composite depreciation rate was approximately 4.1% for 1996 and 4.0% for 1995 and 1994, excluding the effects of dismantlement and decommissioning. Further, the 1996 and 1995 rates exclude approximately $188 million and $163 million, respectively, of special and plant-related deferred costs amortization. See Regulation. The 1994 rate excludes $47 million of accelerated write-off of certain accumulated plant overhaul costs.

Nuclear Fuel - FPL leases nuclear fuel for all four of its nuclear units. Nuclear fuel lease payments were $94 million, $104 million and $115 million in 1996, 1995 and 1994, respectively. Included in these payments was an interest component of $10 million in 1996 and $11 million in both 1995 and 1994. The nuclear fuel lease payments and a charge for spent nuclear fuel disposal are charged to fuel expense on a unit of production method. These costs are recovered through the fuel and purchased power cost recovery clause (fuel clause). Under certain circumstances of lease termination, FPL is required to purchase all nuclear fuel in whatever form at a purchase price designed to allow the lessor to recover its net investment cost in the fuel, which totaled $182 million at December 31, 1996. For ratemaking, these leases are classified as operating leases. For financial reporting, the capital lease obligation is recorded at the amount due in the event of lease termination.

Decommissioning and Dismantlement of Generating Plant - FPL accrues nuclear decommissioning costs over the expected service life of each unit. Nuclear decommissioning studies are performed at least once every five years for FPL's four nuclear units and are submitted to the FPSC for approval. The next studies are scheduled for 1999. These studies assume prompt dismantlement for the Turkey Point Unit Nos. 3 and 4 with decommissioning activities commencing in 2012 and 2013, respectively. St. Lucie Unit No. 1 will be mothballed in 2016 until St. Lucie Unit No. 2 is ready for decommissioning in 2023. These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. Government facility. In January 1997, FPL joined a number of other utilities in a lawsuit against the DOE to suspend payments for future transportation and storage. Alternatively, the utilities proposed to hold the funds in escrow until a nuclear waste storage facility is available. Decommissioning expense accruals, included in depreciation and amortization expense, were $85 million in both 1996 and 1995 and $38 million in 1994. FPL's portion of the ultimate cost of decommissioning its four units, including dismantlement and reclamation, expressed in 1996 dollars, is currently estimated to aggregate $1.5 billion. At December 31, 1996 and 1995, the accumulated provision for nuclear decommissioning totaled $805 million and $666 million, respectively, and is included in accumulated depreciation.

Similarly, FPL accrues the cost of dismantling its fossil fuel plants over the expected service life of each unit. Fossil dismantlement expense totaled $17 million, $25 million and $11 million in 1996, 1995 and 1994, respectively, and is included in depreciation and amortization expense. The ultimate cost of dismantlement for the fossil units, expressed in 1996 dollars, is estimated to be $258 million. At December 31, 1996 and 1995, the accumulated provision for fossil dismantlement totaled
$146 million and $130 million, respectively, and is a component of accumulated depreciation.

Restricted assets for the payment of future expenditures to decommission FPL's nuclear units are included in special use funds of FPL. At December 31, 1996 and 1995, decommissioning fund assets were $667 million and $534 million, respectively. Securities held in the decommissioning fund are carried at market value with market adjustments resulting in a corresponding adjustment to the accumulated provision for nuclear decommissioning. See Note 7. Contributions to the funds are based on current period decommissioning expense. Additionally, fund earnings, net of taxes are reinvested in the funds. The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

In 1996, the Financial Accounting Standards Board issued an exposure draft, "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets." The primary effect of this exposure draft would be to change the way FPL accounts for nuclear decommissioning and fossil dismantlement costs. The exposure draft calls for recording the present value of estimated future cash flows to decommission FPL's nuclear power plants and dismantle its fossil power plants as an increase to asset balances and as a liability. This amount is currently estimated to be $1.4 billion. It is anticipated that there will be no effect on cash flows and, because of the regulatory treatment, there will be no significant effect on net income.

Accrual for Nuclear Maintenance Costs - In 1996, the FPSC approved a new method of accounting for costs associated with nuclear refueling outages. Under this new method, the estimated nuclear refueling and maintenance costs relating to each unit's next planned outage will be accrued over the period beginning when the unit resumes operations until the end of the next outage. Any difference between the estimated and actual costs will be included in O&M expenses when known. This approach will result in FPL recognizing costs equivalent to slightly less than three outages per year based upon the current refueling outage schedule for FPL's four nuclear units. The cumulative effect of adopting this accounting method was $35 million and, in accordance with the FPSC order, was recorded as a regulatory asset which will be amortized and included in O&M expenses over a period not to exceed five years.
In 1996, $14 million of the cumulative adjustment was expensed.

Allowance for Funds Used During Construction (AFUDC) - AFUDC is a noncash item representing the allowed cost of capital, including a return on common equity, used to finance FPL's construction projects. In 1996, the FPSC eliminated the recording of AFUDC except for projects that cost in excess of 1/2% of a company's utility plant in service balance and recharacterized the construction work in progress balance as an element of rate base. AFUDC amounted to $2 million, $15 million and $24 million for the years ended December 31, 1996, 1995 and 1994, respectively, and is included in other - net in the consolidated statements of income.

Storm and Property Insurance Reserve Fund (storm fund) - The storm fund provides coverage toward storm damage costs and possible retrospective premium assessments stemming from a nuclear incident under the various insurance programs covering FPL's nuclear generating plants. The storm fund, which totaled $139 million and $113 million at December 31, 1996 and 1995, respectively, is included in special use funds of FPL. Securities held in the fund are carried at market value with market adjustments resulting in a corresponding adjustment to the storm and property insurance reserve. See Note 7 and
Note 9 - Insurance. Fund earnings, net of taxes, are reinvested in the fund. The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Other Investments - Included in other investments in FPL Group's consolidated balance sheets are non-majority owned interests in partnerships and joint ventures, essentially all of which are accounted for under the equity method. Additionally, other investments include FPL Group's participation in leveraged leases of $157 million and $158 million at December 31, 1996 and 1995, respectively.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Commercial Paper - The year end weighted-average interest rate on commercial paper at December 31, 1995 was 5.8%.

Retirement of Long-Term Debt - The excess of FPL's reacquisition cost over the book value of long-term debt is deferred and amortized to expense ratably over the remaining life of the original issue, which is consistent with its treatment in the ratemaking process. See Regulation. FPL Group Capital Inc (FPL Group Capital) expenses this cost in the period incurred.

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities. FPL is included in the consolidated federal income tax return filed by FPL Group. FPL determines its income tax provision on the "separate return method." The deferred regulatory credit - income taxes of FPL represents the revenue equivalent of the difference in accumulated deferred income taxes computed under FAS 109, "Accounting for Income Taxes," as compared to prior accounting rules.
This amount is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities which resulted in the initial recognition of the deferred tax amount. Investment tax credits (ITC) for FPL are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment.

2.  Jointly-Owned Electric Utility Plant

FPL owns approximately 85% of the St. Lucie Unit No. 2, 20% of the St. Johns River Power Park units and coal terminal and approximately 76% of Scherer Unit No. 4. At December 31, 1996, FPL's gross investment in these units was $1.176 billion, $329 million and $570 million, respectively; accumulated depreciation was $434 million, $129 million and $138 million, respectively.

FPL is responsible for its share of the operating costs, as well as providing its own financing. At December 31, 1996, there was no significant balance of construction work in progress on these facilities.

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

For 1996, 1995 and 1994 the components of pension cost are as follows:

                                                                                     Years Ended December 31,
                                                                                 1996          1995          1994
                                                                                      (Thousands of Dollars)
Service cost ..............................................................   $  38,302     $  31,782     $  37,423
Interest cost on projected benefit obligation .............................      90,716        87,871        80,466
Actual return on plan assets ..............................................    (123,278)     (350,237)      (11,293)
Net amortization and deferral .............................................     (24,269)      211,523      (118,770)
Negative pension cost .....................................................     (18,529)      (19,061)      (12,174)
Effect of special retirement programs .....................................           -         5,338             -
FPL Group's pension cost ..................................................   $ (18,529)    $ (13,723)    $ (12,174)
Pension cost allocated to FPL .............................................   $ (18,285)    $ (13,432)    $ (11,966)

FPL Group and its subsidiaries fund the pension cost calculated under the entry age normal level percentage of pay actuarial cost method, provided that this amount satisfies the minimum funding standards of the Employee Retirement Income Security Act of 1974, as amended, and is not greater than the maximum tax deductible amount for the year. No contributions to the plan were required for 1996, 1995 or 1994.

A reconciliation of the funded status of the plan to the amounts recognized in FPL Group's consolidated balance sheets is presented below:

                                                                                        September 30,   December 31,
                                                                                            1996            1995
                                                                                           (Thousands of Dollars)
Plan assets at fair value, primarily listed stocks and bonds ........................    $1,996,405      $1,910,986
Actuarial present value of benefits for services rendered to date:
  Accumulated benefits based on salaries to date, including vested benefits
    of $898 million and $924 million ................................................       950,865         982,159
  Additional benefits based on estimated future salary levels .......................       311,294         447,120
Projected benefit obligation ........................................................     1,262,159       1,429,279
Plan assets in excess of projected benefit obligation ...............................       734,246         481,707
Prior service costs not recognized in net periodic pension cost .....................       174,740         187,463
Unrecognized net asset at January 1, 1986, being amortized
  over 19 years - net of accumulated amortization ...................................      (186,847)       (210,203)
Unrecognized net gain ...............................................................      (674,950)       (430,307)
Prepaid pension cost of FPL Group ...................................................    $   47,189      $   28,660

Prepaid pension cost allocated to FPL ...............................................    $   43,354      $   25,069

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.00% and 6.75% for 1996 and 1995, respectively. The assumed rate of increase in future compensation levels was 5.5% for both years. The expected long-term rate of return on plan assets used in determining pension cost was 7.75% for 1996, 1995 and 1994. In 1996, FPL Group elected to change the measurement date for pension obligations and plan assets from December 31 to September 30. The effect of this accounting change is not material.

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

For 1996, 1995 and 1994, the components of net periodic postretirement benefit cost are as follows:

                                                                                        Years Ended December 31,
                                                                                      1996        1995       1994
                                                                                         (Thousands of Dollars)
Service cost ....................................................................   $ 4,921     $  4,216    $ 4,717
Interest cost ...................................................................    18,138       18,119     17,336
Actual return on plan assets ....................................................    (4,621)     (23,742)      (749)
Amortization of transition obligation ...........................................     3,485        3,485      3,485
Net amortization and deferral ...................................................    (2,324)      16,479     (6,156)
FPL Group's postretirement benefit cost .........................................   $19,599     $ 18,557    $18,633

Postretirement benefit cost allocated to FPL ....................................   $19,464     $ 18,326    $18,436

A reconciliation of the funded status of the plan to the amounts recognized in FPL Group's consolidated balance sheets is presented below:

                                                                                         September 30,   December 31,
                                                                                             1996            1995
                                                                                             (Thousands of Dollars)
Plan assets at fair value, primarily listed stocks and bonds ........................     $ 107,334       $ 110,435
Accumulated postretirement benefit obligation:
  Retirees ..........................................................................       188,618         172,572
  Fully eligible active plan participants ...........................................         3,327           3,194
  Other active plan participants ....................................................        81,604          94,128
    Total ...........................................................................       273,549         269,894
Accumulated postretirement benefit obligation in excess of plan assets ..............      (166,215)       (159,459)
Unrecognized net transition obligation (amortized over 20 years) ....................        55,762          59,247
Unrecognized net loss ...............................................................        10,002          18,269
Accrued postretirement benefit liability of FPL Group ...............................     $(100,451)      $ (81,943)

Accrued postretirement benefit liability allocated to FPL ...........................     $ (99,568)      $ (81,194)

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for 1996 is 7.5% for retirees under age 65 and 6.5% for retirees over age 65.
These rates are assumed to decrease gradually to 5.0% by 2003. The cap on FPL Group's contributions mitigates the potential significant increase in costs resulting from an increase in the health care cost trend rate. Increasing the assumed health care cost trend rate by one percentage point would increase the plan's accumulated postretirement benefit obligation as of September 30, 1996 by $8 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost of the plan for 1996 by approximately $1 million.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.00% and 6.75% for 1996 and 1995, respectively. The expected long-term rate of return on plan assets used in determining postretirement benefit cost was 7.75% for 1996, 1995 and 1994. In 1996, FPL Group elected to change the measurement date for benefit obligations and plan assets from December 31 to September 30. The effect of this accounting change is not material.

4.  Common Shareholders' Equity

FPL Group - The changes in FPL Group's common shareholders' equity accounts are as follows:

                                    Common Stock (1)      Additional                                      Common
                                             Aggregate      Paid-In        Unearned       Retained     Shareholders'
                                   Shares    Par Value      Capital      Compensation     Earnings        Equity
                                                                (In Thousands)
Balances, December 31, 1993 ....   190,065     $1,901     $3,589,994     $(321,121)      $  829,833
  Net income ...................         -          -              -             -          518,711
  Issuance of common stock .....       506          5         16,680             -                -
  Repurchase of common stock ...    (4,000)       (40)      (123,693)            -                -
  Dividends on common stock ....         -          -              -             -         (334,751)
  Earned compensation under ESOP         -          -          1,964        16,900                -
  Other ........................         -          -            852             -                -
Balances, December 31, 1994 ....   186,571(2)   1,866      3,485,797      (304,221)       1,013,793
  Net income ...................         -          -              -             -          553,311
  Repurchase of common stock ...    (1,878)       (19)       (69,375)            -                -
  Dividends on common stock ....         -          -              -             -         (308,582)
  Earned compensation under ESOP         -          -          5,030        16,741                -
  Other ........................         -          -         (1,832)            -                -
Balances, December 31, 1995 ....   184,693(2)   1,847      3,419,620      (287,480)       1,258,522    $4,392,509
  Net income ...................         -          -              -             -          579,450
  Repurchase of common stock ...    (1,861)       (19)       (81,636)            -                -
  Dividends on common stock ....         -          -              -             -         (320,253)
  Earned compensation under ESOP         -          -          7,991        14,932                -
  Other ........................       (17)         -           (842)            -                -
Balances, December 31, 1996 ....   182,815(2)  $1,828     $3,345,133     $(272,548)      $1,517,719    $4,592,132

(1)  $.01 par value, authorized - 300,000,000 shares; outstanding 182,815,135 and 184,692,985 at December 31, 1996 and
     1995, respectively.
(2)  Outstanding and unallocated shares held by the ESOP Trust totaled 9.3 million, 9.8 million and 10.4 million at December 31,
     1996, 1995 and 1994, respectively.

Common Stock Dividend Restrictions - FPL Group's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. FPL's charter and a mortgage securing FPL's first mortgage bonds contain provisions that, under certain conditions, restrict the payment of dividends and other distributions to FPL Group. These restrictions do not currently limit FPL's ability to pay dividends to FPL Group. In 1996, 1995 and 1994, FPL paid, as dividends to FPL Group, its net income available to FPL Group on a one-month lag basis.

Employee Stock Ownership Plan (ESOP) - The employee thrift plans of
FPL Group include a leveraged ESOP feature. Shares of common stock held by the Trust for the thrift plans (Trust) are used to provide all or a portion of the employers' matching contributions. Dividends received on all shares, along with cash contributions from the employers, are used to pay principal and interest on the ESOP loan held by FPL Group Capital. Dividends on shares allocated to employee accounts and used by the Trust for debt service are replaced with an equivalent amount of shares of common stock at prevailing market prices.

ESOP-related compensation expense of approximately $23 million in 1996 and $18 million in both 1995 and 1994 was recognized based on the fair value of shares allocated to employee accounts during the period. Interest income on the ESOP loan is eliminated in consolidation. ESOP-related unearned compensation included as a reduction of shareholders' equity at December 31, 1996 was approximately $269 million, representing 9.3 million unallocated shares at the original issue price of $29 per share. The fair value of the ESOP-related unearned compensation account using the closing price of FPL Group stock as of December 31, 1996 was approximately $427 million.

Long-Term Incentive Plan - In 1994, FPL Group's board of directors and its shareholders approved FPL Group's current long-term incentive plan. Under this plan, 9 million shares of common stock are reserved and available for awards to officers and employees of FPL Group and its subsidiaries as of December 31, 1996. Total compensation charged against earnings under the incentive plan, and the effect on earnings per share, were not material in any year. The changes in share awards under the incentive plan are as follows:

                                                                         Performance    Restricted    Non-qualified
                                                                            Shares        Stock       Option Shares
Balances, December 31, 1993 ..........................................     280,059        166,323         50,076
  Granted ............................................................     102,720         29,000              -
  Exercised at $30 7/8 ...............................................           -              -         (8,941)
  Paid/released ......................................................           -         (6,223)             -
  Forfeited ..........................................................      (5,589)        (1,350)        (2,748)
Balances, December 31, 1994 ..........................................     377,190        187,750         38,387
  Granted (1) ........................................................      97,786         13,500              -
  Exercised at $30 7/8 ...............................................           -              -        (23,136)
  Paid/released ......................................................    (123,328)        (3,000)             -
  Forfeited ..........................................................     (31,312)        (4,050)        (4,066)
Balances, December 31, 1995 ..........................................     320,336        194,200         11,185
  Granted (1) ........................................................      90,772         23,000              -
  Exercised at $30 7/8 ...............................................           -              -        (10,935)
  Paid/released ......................................................     (60,359)       (34,250)             -
  Forfeited ..........................................................     (39,222)       (16,650)          (250)
Balances, December 31, 1996 ..........................................     311,527(2)     166,300(3)           -

(1)  The average grant date fair value of equity instruments issued under the incentive plan was $5 million in 1996 and $4 million in 1995.
(2)  Payment of performance shares is based on the market price of FPL Group's common stock when the related performance goal is achieved.
(3)  Shares of restricted stock were issued at market value at the date of the grant.

The requirements of FAS 123, "Accounting for Stock-Based Compensation," became effective in 1996. The statement encourages, but does not require, a fair value-based method of accounting for stock-based compensation. FPL Group elected to continue the use of the intrinsic value-based method of accounting; however, implementation of FAS 123 would not have a material effect on FPL Group's results of operations or earnings per share.

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

FPL - The changes in FPL's common shareholder's equity accounts are as follows:

                                                          Common        Additional       Retained     Common Share-
                                                         Stock (1)    Paid-in Capital    Earnings     holder's Equity
                                                                            (Thousands of Dollars)
Balances, December 31, 1993 .........................    $1,373,069     $1,741,436       $ 864,920
  Contributions from FPL Group ......................             -        205,000               -
  Net income available to FPL Group .................             -              -         528,515
  Dividends to FPL Group ............................             -              -        (527,454)
  Other .............................................             -            100               -
Balances, December 31, 1994 .........................     1,373,069      1,946,536         865,981
  Contributions from FPL Group ......................             -        280,000               -
  Net income available to FPL Group .................             -              -         567,972
  Dividends to FPL Group ............................             -              -        (557,923)
  Other .............................................             -          2,057          (3,984)
Balances, December 31, 1995 .........................     1,373,069      2,228,593         872,046      $4,473,708
  Contributions from FPL Group ......................             -        195,000               -
  Net income available to FPL Group .................             -              -         591,162
  Dividends to FPL Group ............................             -              -        (592,815)
  Other .............................................             -            166            (280)
Balances, December 31, 1996 .........................    $1,373,069     $2,423,759       $ 870,113      $4,666,941

(1)  Common stock, no par value, 1,000 shares authorized, issued and outstanding.

5.  Preferred Stock

FPL Group's charter authorizes the issuance of 100 million shares of serial preferred stock, $.01 par value. None of these shares is outstanding. FPL Group has reserved 3 million shares for issuance upon exercise of preferred share purchase rights which expire in June 2006. Preferred stock of FPL consists of the following: (1)

                                                                       December 31, 1996
                                                                     Shares      Redemption         December 31,
                                                                   Outstanding      Price         1996       1995
                                                                                              (Thousands of Dollars)
Cumulative, No Par Value, authorized 10,000,000 shares at
  December 31, 1996 and 1995; without sinking fund
  requirements - $2.00 No Par Value, Series A (Involuntary
  Liquidation Value $25 Per Share) (2) ........................    2,533,188       $ 27.00      $ 63,330   $ 63,330

Cumulative, $100 Par Value, authorized 15,822,500 shares at
  December 31, 1996 and 1995:
    Without sinking fund requirements:
      4 1/2% Series ...........................................      100,000       $101.00        10,000     10,000
      4 1/2% Series A .........................................       50,000       $101.00         5,000      5,000
      4 1/2% Series B .........................................       50,000       $101.00         5,000      5,000
      4 1/2% Series C .........................................       62,500       $103.00         6,250      6,250
      4.32% Series D ..........................................       50,000       $103.50         5,000      5,000
      4.35% Series E ..........................................       50,000       $102.00         5,000      5,000
      7.28% Series F ..........................................            -             -             -     60,000
      7.40% Series G ..........................................            -             -             -     40,000
      6.98% Series S ..........................................      750,000             -(3)     75,000     75,000
      7.05% Series T ..........................................      500,000             -(3)     50,000     50,000
      6.75% Series U ..........................................      650,000             -(3)     65,000     65,000
        Total preferred stock of FPL without sinking
          fund requirements ...................................    4,795,688                     289,580    389,580
            Less current maturities ...........................            -                           -    100,000
        Total preferred stock of FPL without sinking fund
          requirements, excluding current maturities ..........    4,795,688                    $289,580   $289,580
    With sinking fund requirements(4):
      6.84% Series Q (5) ......................................      410,000       $102.28      $ 41,000   $ 44,000
      8.625% Series R (6) .....................................       50,000       $104.60         5,000     10,000
        Total preferred stock of FPL with sinking
          fund requirements ...................................      460,000                      46,000     54,000
            Less current maturities ...........................       40,000                       4,000      4,000
        Total preferred stock of FPL with sinking fund
          requirements, excluding current maturities ..........      420,000                    $ 42,000   $ 50,000

(1)  FPL's charter authorizes the issuance of 5 million shares of subordinated preferred stock, no par value.  None of these shares is outstanding.  There were no issuances of preferred stock in 1996, 1995 and 1994.  In 1996, FPL redeemed
     600,000 shares of its 7.28% Preferred Stock, Series F, $100 Par Value and 400,000 shares of its 7.40% Preferred Stock,
     Series G, $100 Par Value.
(2)  In 1995, 2,466,812 shares were tendered, accepted for exchange and retired by FPL pursuant to its offer to exchange each such share for $25 in principal amount of 8.75% Quarterly Income Debt Securities (Subordinated Deferrable Interest
     Debentures).  In February 1997, FPL issued notices to redeem all of the outstanding shares in March 1997.
(3)  Not redeemable prior to 2003.
(4)  Minimum annual sinking fund requirements on preferred stock are $4 million for 1997 and 1998 and approximately $2 million per year for 1999 through 2001.  In the event that FPL should be in arrears on its sinking fund obligations, FPL may not pay dividends on common stock.
(5)  Entitled to a sinking fund to retire a minimum of 15,000 shares and a maximum of 30,000 shares annually from 1997 through 2024 at $100 per share plus accrued dividends.  FPL redeemed and retired 45,000 shares in 1994, satisfying the
     1994 and 1995 minimum annual sinking fund requirement.  In 1996, FPL redeemed and retired 30,000 shares.  In February
     1997, FPL issued notices to redeem and retire 30,000 shares on April 1, 1997.
(6)  FPL redeemed and retired 400,000 shares in 1995.  In 1996, FPL redeemed and retired 50,000 shares.  In February 1997,
     FPL issued notices to redeem and retire the remaining 50,000 shares on April 1, 1997.

6.  Long-Term Debt (1)(2)

Long-term debt consists of the following:

                                                                                                 December 31,
                                                                                              1996          1995
                                                                                            (Thousands of Dollars)
FPL
  First mortgage bonds:
    Maturing through 2000 - 5 3/8% to 5 1/2% ..........................................    $  355,000    $  355,000
    Maturing 2001 through 2015 - 6 5/8% to 7 7/8% .....................................       659,738       661,838
    Maturing 2016 through 2026 - 7% to 8 1/2% .........................................       910,452     1,024,702
    Medium-term notes:
      Maturing through 2000 - 5.50% to 6.20% ..........................................       180,300       280,300
      Maturing 2001 through 2015 - 5.79% to 8.20% .....................................       106,500       106,500
      Maturing 2016 through 2022 - 8% .................................................        98,610        98,610
    Pollution control and industrial development series -
      Maturing 2020 through 2027 - 6.7% to 7.5% .......................................       150,135       150,135
  Pollution control, solid waste disposal and industrial development revenue bonds - Maturing 2021 through 2029 - variable, 3.6% and 4.3%
      average annual interest rate, respectively ......................................       483,735       483,735
  Installment purchase and security contracts - maturing 2007 - 5.9% ..................         2,000         2,000
  Quarterly Income Debt Securities (Subordinated Deferrable Interest
    Debentures) - maturing 2025 - 8.75% (3) ...........................................        61,670        61,670
  Unamortized discount - net ..........................................................       (26,839)      (30,440)
    Total long-term debt of FPL .......................................................     2,981,301     3,194,050
      Less current maturities .........................................................            40       100,000
      Long-term debt of FPL, excluding current maturities .............................     2,981,261     3,094,050
FPL Group Capital
  Debentures:
    Maturing 1997 - 6 1/2% ............................................................       150,000       150,000
    Maturing 2013 - 7 5/8% ............................................................       125,000       125,000
  Other long-term debt - 6.5% to 8.44% due various dates to 2013 ......................        40,740        17,655
  Unamortized discount ................................................................        (2,128)       (2,190)
    Total long-term debt of FPL Group Capital .........................................       313,612       290,465
      Less current maturities .........................................................       150,560         7,902
      Long-term debt of FPL Group Capital, excluding current maturities ...............       163,052       282,563
    Total long-term debt ..............................................................    $3,144,313    $3,376,613

(1)  Minimum annual maturities and sinking fund requirements of long-term debt for FPL Group for 1997-2001 are approximately
     $151 million, $180 million, $261 million, $125 million and $40 thousand, respectively.  The respective amounts for FPL are
     $40 thousand, $180 million, $230 million, $125 million and $40 thousand.
(2)  Available lines of credit aggregated approximately $1.3 billion at December 31, 1996, all of which were based on firm commitments.
(3)  In February 1997, FPL issued notices to redeem all of the outstanding Quarterly Income Debt Securities (Subordinated
Deferrable Interest Debentures).

7.  Financial Instruments

The carrying amounts of cash equivalents and commercial paper approximate their fair values. Certain investments of FPL Group, included in other investments, are carried at estimated fair value which was $66 million and $84 million at December 31, 1996 and 1995, respectively. The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

                                                                                   December 31,
                                                                        1996                          1995
                                                              Carrying      Estimated       Carrying      Estimated
                                                               Amount     Fair Value(1)      Amount     Fair Value(1)
                                                                             (Thousands of Dollars)
Preferred stock of FPL with sinking fund requirements (2).   $   46,000    $   46,979      $   54,000    $   55,520
Long-term debt of FPL (2) ................................   $2,981,301    $3,001,265      $3,194,050    $3,285,925
Long-term debt of FPL Group (2) ..........................   $3,294,913    $3,318,588      $3,484,515    $3,588,835

(1)  Based on quoted market prices for these or similar issues.
(2)  Includes current maturities.

Special Use Funds - Securities held in the special use funds are carried at estimated fair value. Approximately two-thirds of the nuclear decommissioning fund consists of municipal and corporate debt securities with a weighted-average maturity of 9 years. The remaining balance consists of equity securities. The storm fund primarily consists of municipal debt securities with a weighted-average maturity of 5 years. The cost of securities sold is determined on the specific identification method. The funds had realized gains of $8 million and realized losses of $9 million in 1996, $13 million and $4 million in 1995 and $6 million and $8 million in 1994, respectively. The funds had unrealized gains of $55 million and $33 million at December 31, 1996 and 1995, respectively; there were no significant unrealized losses at those periods. The proceeds from the sale of securities in 1996, 1995 and 1994 were $1.05 billion, $950 million and $650 million, respectively. A shift in the asset mix of the decommissioning fund occurred in recent years due to certain tax law changes.

8.  Income Taxes

The components of income taxes are as follows:

                                                        FPL Group                                 FPL
                                                Years Ended December 31,               Years Ended December 31,
                                              1996        1995        1994           1996        1995        1994
                                                                    (Thousands of Dollars)
Federal:
  Current ...............................   $355,091    $380,792    $203,407       $387,514    $395,480    $314,956
  Deferred ..............................    (76,692)    (78,467)     83,135        (80,662)    (84,630)    (22,125)
  ITC - net .............................    (31,442)    (20,957)    (21,205)       (31,324)    (20,832)    (20,994)
      Total federal .....................    246,957     281,368     265,337        275,528     290,018     271,837
State:
  Current ...............................     63,180      58,426      32,020         53,953      64,427      46,152
  Deferred ..............................    (16,275)    (11,200)      9,925           (447)     (7,104)      4,446
      Total state .......................     46,905      47,226      41,945         53,506      57,323      50,598
Income taxes charged to operations - FPL.                                           329,034     347,341     322,435

Credited to other income
  (deductions) - FPL ....................                                            (7,448)     (5,047)     (3,026)
Total income taxes ......................   $293,862    $328,594    $307,282       $321,586    $342,294    $319,409

A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:

                                                                   FPL Group                          FPL
                                                           Years Ended December 31,        Years Ended December 31,
                                                           1996      1995      1994        1996      1995      1994
Statutory federal income tax rate ...................      35.0%     35.0%     35.0%       35.0%     35.0%     35.0%
Increases (reductions) resulting from:
  State income taxes - net of federal income
    tax benefit .....................................       3.5       3.5       3.3         3.7       3.9       3.7
  Amortization of ITC ...............................      (3.6)     (2.4)     (2.6)       (3.3)     (2.2)     (2.4)
  Preferred stock dividends - FPL ...................       1.0       1.7       1.7           -         -         -
  Other - net .......................................      (2.3)      (.5)      (.2)       (1.1)      (.8)      (.3)
Effective income tax rate ...........................      33.6%     37.3%     37.2%       34.3%     35.9%     36.0%

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

                                                                     FPL Group                         FPL
                                                                    December 31,                  December 31,
                                                                 1996          1995            1996          1995
                                                                                (Thousands of Dollars)
Deferred tax liabilities:
  Property-related .....................................      $1,707,705    $1,704,643      $1,676,497    $1,670,242
  Investment-related ...................................         384,023       371,298               -             -
  Unamortized debt reacquisition costs and other .......         342,274       222,279         188,499       145,180
    Total deferred tax liabilities .....................       2,434,002     2,298,220       1,864,996     1,815,422

Deferred tax assets and valuation allowance:
  Asset writedowns and capital loss carryforward .......         154,864       263,149               -             -
  Unamortized ITC and deferred regulatory
    credit - income taxes ..............................         146,825       164,451         146,825       164,451
  Storm and decommissioning reserves ...................         223,694       200,890         223,694       200,890
  Other ................................................         442,151       289,885         347,797       245,766
  Valuation allowance ..................................         (64,070)     (207,604)              -             -
    Net deferred tax assets ............................         903,464       710,771         718,316       611,107
Accumulated deferred income taxes ......................      $1,530,538    $1,587,449      $1,146,680    $1,204,315

Certain deferred tax assets and the related valuation allowance decreased during 1996. These accounts primarily relate to a capital loss carryforward from the disposition of an FPL Group Capital subsidiary in a prior year. The amount of the deductible loss from this disposition was limited by Internal Revenue Service (IRS) rules. The carryforward period expired at the end of 1996. FPL Group is challenging the IRS loss limitations and the IRS is disputing certain positions taken by FPL Group. Tax benefits, if any, associated with these matters will be reported in future periods when resolved.

9.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $1.6 billion for 1997 through 1999. Included in this three-year forecast are capital expenditures for 1997 of approximately $590 million. FPL Group Capital and its subsidiaries, primarily ESI Energy, Inc., have guaranteed approximately $120 million of lease obligations, debt service payments and other payments subject to certain contingencies.

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

FPL participates in nuclear insurance mutual companies that provide
$2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $70 million in retrospective premiums.

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

FPL self-insures certain of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. FPL maintains a funded storm and property insurance reserve, which totaled approximately $223 million at December 31, 1996, for T&D property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has entered into certain long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of the Southern Company (Southern Companies) provide approximately 1,300 megawatts (mw) of power through mid-2010 and 374 mw through 2022.
FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. The fuel contracts provide for the transportation and supply of natural gas and coal and the supply and use of Orimulsion. Orimulsion is a new fuel which FPL expected to begin using in 1998. The contract and related use of this fuel is subject to regulatory approvals. In 1996, Florida's Power Plant Siting Board denied FPL's request to burn Orimulsion at the Manatee power plant.
FPL has appealed the denial to the First District Court of Appeal of the State of Florida.

The required capacity and minimum payments through 2001 under these contracts are estimated to be as follows:

                                                                                1997    1998    1999    2000    2001
                                                                                        (Millions of Dollars)
Capacity payments:
  JEA ......................................................................    $ 80    $ 80    $ 80    $ 80    $ 90
  Southern Companies .......................................................    $130    $130    $120    $130    $130
  Qualifying facilities ....................................................    $330    $340    $350    $360    $370
Minimum payments, at projected prices:
  Natural gas, including transportation ....................................    $210    $200    $210    $210    $210
  Orimulsion (1) ...........................................................       -       -    $140    $140    $140
  Coal .....................................................................    $ 50    $ 50    $ 40    $ 40    $ 30

(1)  All of FPL's Orimulsion-related contract obligations are subject to obtaining the required regulatory approvals.

Capacity, energy and fuel charges under these contracts were as follows:

                                                            1996 Charges         1995 Charges         1994 Charges
                                                                   Energy/              Energy/              Energy/
                                                         Capacity  Fuel (1)   Capacity  Fuel (1)   Capacity  Fuel (1)
                                                                             (Millions of Dollars)
JEA .................................................    $ 77(2)     $ 49     $ 83(2)     $ 47     $ 82(2)     $ 48
Southern Companies ..................................    $115(3)     $ 99     $130(3)     $ 94     $186(3)     $124
Qualifying facilities................................    $279(3)     $125     $158(3)     $ 92     $137(3)     $ 68
Natural gas .........................................       -        $422        -        $361        -        $232
Coal ................................................       -        $ 49        -        $ 37        -        $ 33

(1)  Recovered through the fuel clause.
(2)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(3)  Recovered through the capacity clause.

Litigation - The Florida Municipal Power Agency (FMPA), an organization comprised of municipal electric utilities, has sued FPL for allegedly breaching a "contract" to provide transmission service to the FMPA and its members and for breaching antitrust laws by monopolizing or attempting to monopolize the provision, coordination and transmission of electric power in refusing to provide transmission service, or to permit the FMPA to invest in and use FPL's transmission system, on the FMPA's proposed terms. The FMPA seeks $140 million in damages, before trebling for the antitrust claim, and court orders requiring FPL to permit the FMPA to invest in and use FPL's transmission system on "reasonable terms and conditions" and on a basis equal to FPL. In
1995, the Court of Appeals vacated the District Court's summary judgment in favor of FPL and remanded the matter to the District Court for further proceedings. In 1996, the District Court ordered the FMPA to seek a declaratory ruling from the FERC regarding certain issues in the case. All other action in the case has been stayed pending the FERC's ruling.

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

FPL Group and FPL believe that they have meritorious defenses to the litigation described above and are vigorously defending these suits. Accordingly, the liabilities, if any, arising from these proceedings are not anticipated to have a material adverse effect on their financial statements.

10.  Summarized Financial Information of FPL Group Capital
(Unaudited)

FPL Group Capital's debentures are guaranteed by FPL Group.
Operating revenues of FPL Group Capital for the three years ended December 31, 1996, 1995 and 1994 were $50 million, $62 million and
$80 million, respectively. For the same periods, operating expenses were $65 million, $77 million and $84 million, respectively. Net income for 1996, 1995 and 1994 was $11 million, $2 million and $7 million, respectively.

At December 31, 1996, FPL Group Capital had $144 million of current assets, $857 million of noncurrent assets, $182 million of current liabilities and $595 million of noncurrent liabilities. At December 31, 1995, FPL Group Capital had current assets of $89 million, noncurrent assets of $934 million, current liabilities of $24 million and noncurrent liabilities of $787 million.

11.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information for 1996 and 1995 is as follows:

                                       March 31 (1)        June 30 (1)       September 30 (1)     December 31 (1)
                                                       (In thousands, except per share amounts)
FPL Group:
                1996
Operating revenues ................  $      1,357,707    $      1,474,086    $      1,769,599     $      1,435,386
Operating income ..................  $        223,374    $        299,288    $        459,133     $        189,026
Net income ........................  $         93,712    $        150,313    $        250,116     $         85,309
Earnings per share ................  $           0.54    $           0.86    $           1.44     $           0.49
Dividends per share ...............  $           0.46    $           0.46    $           0.46     $           0.46
High-low trading prices ...........  $    48 - 42 1/8    $46 1/4 - 41 1/2    $46 5/8 - 42 5/8     $48 1/8 - 43 1/8

                1995
Operating revenues ................  $      1,177,366    $      1,466,724    $      1,587,037     $      1,361,358
Operating income ..................  $        248,797    $        312,191    $        447,935     $        188,183
Net income ........................  $         99,840    $        138,302    $        240,449     $         74,720
Earnings per share ................  $           0.57    $           0.79    $           1.37     $           0.43
Dividends per share ...............  $           0.44    $           0.44    $           0.44     $           0.44
High-low trading prices ...........  $    37 1/4 - 34    $39 1/4 - 36 1/8    $    41 1/8 - 37     $46 1/2 - 40 1/4

FPL:
                1996
Operating revenues ................  $      1,340,742    $      1,454,997    $      1,760,939     $      1,429,750
Operating income ..................  $        166,805    $        218,757    $        316,926     $        156,293
Net income ........................  $        107,153    $        158,357    $        253,027     $         96,357
Net income available to FPL Group..  $        100,719    $        152,591    $        247,260     $         90,592

                1995
Operating revenues ................  $      1,156,269    $      1,446,203    $      1,579,549     $      1,348,036
Operating income ..................  $        185,616    $        219,554    $        306,782     $        153,354
Net income ........................  $        119,442    $        153,804    $        245,747     $         92,381
Net income available to FPL Group..  $        107,289    $        144,765    $        236,757     $         79,161

(1)  In the opinion of FPL Group and FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of such amounts for such periods, have been made.  Results of operations for an interim period may not give a true indication of results for the calendar year.  The change in the method of accounting for the cost of nuclear refueling outages described in Note 1 did not have a material effect on the operating results of any quarter.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None
                  PART III

Item 10.  Directors and Executive Officers of the Registrants

FPL Group - The information required by this Item will be included in FPL Group's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1997 Annual Meeting of Shareholders (FPL Group's Proxy Statement) and is incorporated herein by reference, or is included in Item I.
Business - Executive Officers of the Registrants.

              FPL DIRECTORS(1)

James L. Broadhead. Mr. Broadhead, 61, is chairman and chief executive officer of FPL and chairman, president and chief executive officer of FPL Group. He is a director of Barnett Banks, Inc., Delta Air Lines, Inc. and The Pittston Company, and a board fellow of Cornell University. Mr. Broadhead has been a director of FPL and FPL Group since 1989.

Dennis P. Coyle. Mr. Coyle, 58, is general counsel and secretary of FPL and FPL Group. Mr. Coyle has been a director of FPL since 1990.

Paul J. Evanson. Mr. Evanson, 55, became the president of FPL in January 1995, after having served as senior vice president, finance and chief financial officer of FPL and vice president, finance and chief financial officer of FPL Group since December 1992. Prior to that, he was president and chief operating officer of Lynch Corporation, a diversified holding company. He is a director of Lynch Corporation and Southern Energy Homes, Inc. Mr. Evanson has been a director of FPL since 1992 and a director of FPL Group since 1995.

Lawrence J. Kelleher. Mr. Kelleher, 49, is senior vice president, human resources of FPL and vice president, human resources of FPL
Group.  Mr. Kelleher has been a director of FPL since 1990.

Thomas F. Plunkett. Mr. Plunkett, 57, is president of FPL's nuclear division. He was formerly site vice president at Turkey Point. Mr. Plunkett has been a director of FPL since 1996.

C. O. Woody. Mr. Woody, 58, is senior vice president, power generation of FPL. Mr. Woody has been a director of FPL since 1989.

Michael W. Yackira. Mr. Yackira, 45, became senior vice president, finance and chief financial officer of FPL and vice president, finance and chief financial officer of FPL Group in January 1995 and was senior vice president, market and regulatory services of FPL from May 1991 to January 1995. Mr. Yackira has been a director of FPL since 1990.

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

FPL - The following table sets forth FPL's portion of the compensation paid during the past three years to FPL's chief executive officer and the other four most highly-compensated persons who served as executive officers of FPL at December 31, 1996.

         SUMMARY COMPENSATION TABLE

                                                                                               Long-Term
                                                                                              Compensation
                                                                 Annual Compensation            Payouts
                                                                                    Other     Long Term      All
                                                                                    Annual    Incentive     Other
                                                                                    Compen-     Plan       Compen-
        Name and Principal Position                Year     Salary       Bonus      sation    Payouts(1)   sation(2)
James L. Broadhead (3)                             1996    $799,800    $633,423     $10,601    $920,892    $12,727
  Chairman of the Board and Chief Executive        1995     749,567     637,000      30,342     947,387     15,901
    Officer of FPL and FPL Group, President        1994     692,346     565,500       5,658     780,681     14,131
    of FPL Group

Paul J. Evanson                                    1996     540,000     340,200       2,925     197,471     15,868
  President                                        1995     500,000     307,400       3,691     155,513     12,906
                                                   1994     261,000     130,500       3,254      69,622     10,214

Dennis P. Coyle                                    1996     334,800     158,193           -     203,637     10,742
  General Counsel and Secretary of FPL             1995     303,849     138,957       3,756     223,724     11,972
    and FPL Group                                  1994     280,662     125,344           -     165,351     10,784

C.O. Woody                                         1996     295,000     142,500       3,882     184,711     13,448
  Senior Vice President, Power Generation          1995     283,300     133,400       3,234     207,350     15,539
                                                   1994     273,700     123,216       1,458     165,288     14,391

Michael W. Yackira                                 1996     279,000     131,874       3,886     145,942      9,908
  Chief Financial Officer of FPL and               1995     239,250     110,403       4,526     153,294      9,092
    FPL Group                                      1994     231,200     110,000       3,199     165,288      9,791

(1)  Payouts were made in cash (for payment of income taxes) and shares of common stock, valued at the closing price on the last business day preceding payout.
(2)  Represents employer matching contributions to thrift plans and employer contributions for life insurance.

                                             Thrift Match   Life Insurance
     Mr. Broadhead .......................      $6,626          $6,101
     Mr. Evanson .........................       7,125           8,743
     Mr. Coyle ...........................       6,626           4,115
     Mr. Woody ...........................       7,125           6,323
     Mr. Yackira .........................       6,626           3,282

(3)  At December 31, 1996, Mr. Broadhead held 96,800 shares of restricted common stock with a value of $4,452,800.  These shares were awarded in 1991 for the purpose of financing Mr. Broadhead's supplemental retirement plan and will offset lump sum benefits that would otherwise be payable to him in cash upon retirement.  See Retirement Plans herein.
     Dividends at normal rates are paid on restricted common stock.

Long Term Incentive Plan Awards - In 1996, awards of performance shares under FPL Group's Long Term Incentive Plan were made to the executive officers named in the Summary Compensation Table as set forth in the following table.

      LONG TERM INCENTIVE PLAN AWARDS

                                                                                        Estimated Future Payouts
                                                                                  Under Non-Stock Price-Based Plans
                                                                                           Number of Shares
                                        Number of       Performance Period
                Name                     Shares            Until Payout          Threshold       Target       Maximum
James L. Broadhead ................      20,074         1/1/96 - 12/31/99            -           20,074       32,118
Paul J. Evanson ...................       8,021         1/1/96 - 12/31/99            -            8,021       12,834
Dennis P. Coyle ...................       4,584         1/1/96 - 12/31/99            -            4,584        7,334
C. O. Woody .......................       3,756         1/1/96 - 12/31/99            -            3,756        6,010
Michael W. Yackira ................       3,820         1/1/96 - 12/31/99            -            3,820        6,112

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

Retirement Plans - FPL Group maintains a non-contributory defined benefit pension plan and a supplemental executive retirement plan which covers FPL employees. The following table shows the estimated annual benefits, calculated on a straight-line annuity basis, payable upon retirement in 1996 at age 65 after the indicated years of service.

             PENSION PLAN TABLE

 Eligible Average                                                               Years of Service
Annual Compensation                                             10          20          30          40          50
$  500,000 .............................................     $ 99,049    $198,086    $247,134    $260,749    $263,137
   600,000 .............................................      119,049     238,086     297,134     313,249     315,637
   700,000 .............................................      139,049     278,086     347,134     365,749     368,137
   800,000 .............................................      159,049     318,086     397,134     418,249     420,637
   900,000 .............................................      179,049     358,086     447,134     470,749     473,137
 1,000,000 .............................................      199,049     398,086     497,134     523,249     525,637
 1,100,000 .............................................      219,049     438,086     547,134     575,749     578,137
 1,200,000 .............................................      239,049     478,086     597,134     628,249     630,637
 1,300,000 .............................................      259,049     518,086     647,134     680,749     683,137
 1,400,000 .............................................      279,049     558,086     697,134     733,249     735,637
 1,500,000 .............................................      299,049     598,086     747,134     785,749     788,137
 1,600,000 .............................................      319,049     638,086     797,134     838,249     840,637
 1,700,000 .............................................      339,049     678,086     847,134     890,749     893,137
 1,800,000 .............................................      359,049     718,086     897,134     943,249     945,637
 1,900,000 .............................................      379,049     758,086     947,134     995,749     998,137
 2,000,000 .............................................      399,049     798,086     997,134   1,048,249   1,050,637

The compensation covered by the plans includes annual salaries and bonuses of officers of FPL Group and annual salaries of officers of FPL, as shown in the Summary Compensation Table, but no other amounts shown in that table. The estimated credited years of service for the executive officers named in the Summary Compensation Table are: Mr. Broadhead, 8 years; Mr. Evanson, 4 years; Mr. Coyle, 7 years; Mr. Woody, 40 years; and Mr. Yackira, 7 years. Amounts shown in the table reflect deductions to partially cover employer contributions to Social Security.

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

A supplemental retirement plan for Mr. Coyle provides for benefits, upon retirement at age 62 or more, based on two times his credited years of service. A supplemental retirement plan for Mr. Evanson provides for benefits based on two times his credited years of service up to age 65, and additionally, one times his credited years of service thereafter.

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

FPL Group and FPL have entered into employment agreements with certain officers, including the individuals named in the Summary Compensation Table, to become effective in the event of a change of control of FPL Group, which is defined as the acquisition of beneficial ownership of 20% of the voting power of FPL Group, certain changes in FPL Group's board of directors, or approval by the shareholders of the liquidation of FPL Group or of certain mergers or consolidations or of certain transfers of FPL Group's assets. These agreements are intended to assure FPL Group and FPL of the continued services of key officers. The agreements provide that each officer shall be employed by FPL Group or one of its subsidiaries in his or her then current position, with compensation and benefits at least equal to the then current base and incentive compensation and benefit levels, for an employment period of four and, in certain cases, five years after a change in control occurs.

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

FPL - FPL Group owns 100% of FPL's common stock. FPL's directors and executive officers beneficially own shares of FPL Group's common stock as follows:

                                            Name                                                  Number of Shares (1)
James L. Broadhead .........................................................................         136,433(2)
Dennis P. Coyle ............................................................................          10,987
Paul J. Evanson ............................................................................          10,715
Lawrence J. Kelleher .......................................................................          17,394
Thomas F. Plunkett .........................................................................          21,135(3)
C. O. Woody ................................................................................          17,718
Michael W. Yackira .........................................................................          12,170
All directors and executive officers as a group ............................................         238,891(4)

(1)  Information is as of March 1, 1997, except for executive officers' holdings under the thrift plans, which are as of
     December 31, 1996.  Unless otherwise indicated, each person has sole voting and sole investment power.
(2)  Includes 96,800 shares of restricted stock as to which Mr. Broadhead has voting but not investment power.
(3)  Includes 15,000 shares of restricted stock as to which Mr. Plunkett has voting but not investment power.
(4)  Less than 1% of FPL Group's common stock outstanding.

Section 16(a) Beneficial Ownership Reporting Compliance - FPL's directors and executive officers are required to file initial reports of ownership and reports of changes of ownership of FPL Group common stock with the Securities and Exchange Commission. Based upon a review of these filings and written representations from FPL directors and executive officers, all required filings were timely made in 1996.

Item 13.  Certain Relationships and Related Transactions

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference.

FPL - None

                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K

      (a) 1.  Financial Statements                                Page(s)

            Independent Auditors' Report                            14
            FPL Group:
              Consolidated Statements of Income                     15
              Consolidated Balance Sheets                           16
              Consolidated Statements of Cash Flows                 17
            FPL:
              Consolidated Statements of Income                     18
              Consolidated Balance Sheets                           19
              Consolidated Statements of Cash Flows                 20
            Notes to Consolidated Financial Statements             21-33

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

            *3(i)b     Amendment to FPL Group's Restated Articles of Incorporation dated June 27,         x
                       1996 (filed as Exhibit 3 to Form 10-Q for the quarter ended June 30, 1996,
                       File No. 1-8841)

            *3(i)c     Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as                   x
                       Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No.
                       1-3545)

            *3(i)d     Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992                 x
                       (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993,
                       File No. 1-3545)

            *3(i)e     Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992                   x
                       (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993,
                       File No. 1-3545)

            *3(i)f     Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993                 x
                       (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993,
                       File No. 1-3545)

            *3(i)g     Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993                  x
                       (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993,
                       File No. 1-3545)

            *3(i)h     Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993                x
                       (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993,
                       File No. 1-3545)

            *3(i)i     Amendment to FPL's Restated Articles of Incorporation dated November 30,                   x
                       1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31,
                       1993, File No. 1-3545)

            *3(ii)a    Bylaws of FPL Group dated November 15, 1993 (filed as Exhibit 3(ii) to Form        x
                       10-K for the year ended December 31, 1993, File No. 1-8841)

            *3(ii)b    Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated                     x
                       May 1, 1992, File No. 1-3545)

            *4(a)      Form of Rights Agreement, dated as of July 1, 1996, between FPL Group              x
                       and the First National Bank of Boston (filed as Exhibit 4 to Form 8-K dated June 17, 1996, File No. 1-8841)


                                                                                                         FPL
                                                                                                        Group    FPL

            *4(b)      Mortgage and Deed of Trust dated as of January 1, 1944, and Ninety-seven           x       x
                       Supplements thereto between FPL and Bankers Trust Company and The
                       Florida National Bank of Jacksonville (now First Union National Bank of
                       Florida), Trustees (as of September 2, 1992, the sole trustee is Bankers
                       Trust Company) (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a),
                       File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No.
                       2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093;
                       Exhibit 4(c), File  No. 2-11491; Exhibit 4(b)-1, File No. 2-12900;
                       Exhibit 4(b)-1, File No. 2-13255; Exhibit  4(b)-1, File No. 2-13705;
                       Exhibit  4(b)-1, File No.  2-13925; Exhibit 4(b)-1, File No. 2-15088;
                       Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501;
                       Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit
                       2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c),
                       File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File
                       No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No.
                       2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312;
                       Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit
                       2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c),
                       File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No.
                       2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228;
                       Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File
                       No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No.
                       2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767;
                       Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits
                       4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629;
                       Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment
                       No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective
                       Amendment No. 1 to Form S-3, File No. 33-46076); Exhibit 4(b) to Form
                       10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit
                       4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545;
                       Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File
                       No. 1-3545; and Exhibit 4(a) to Form 10-Q for the quarter ended March 31,
                       1996, File No. 1-3545)

          *4(c)(i)     Indenture, dated as of November 1, 1995 between FPL and The Chase                  x       x
                       Manhattan Bank (National Association), as Trustee (filed as Exhibit 4(c)(i)
                       to Form 10-K for the year ended December 31, 1995, File No. 1-3545)

         *4(c)(ii)     Excerpts from Unanimous Consent of the Finance Committee of the Board of           x       x
                       Directors in lieu of meeting, dated July 10, 1995, establishing certain terms of the 8.75% Quarterly Income Debt Securities (Subordinated
                       Deferrable Interest Debentures, Due 2025) (filed as Exhibit 4(c)(ii) to
                       Form 10-K for the year ended December 31, 1995, File No. 1-3545)

        *4(c)(iii)     Officer's Certificate of FPL, dated November 10, 1995, establishing certain        x       x
                       terms of the 8.75% Quarterly Income Debt Securities (Subordinated Deferrable
                       Interest Debentures, Due 2025) (filed as Exhibit 4(c)(iii) to Form 10-K for the year end December 31, 1995, File No. 1-3545)

            *10(a)     Supplemental Executive Retirement Plan, amended and restated effective             x
                       January 1, 1994 (filed as Exhibit 10(a) to Form 10-K for the year ended
                       December 31, 1995, File No. 1-8841)

             10(b)     Supplement to the FPL Group Supplemental Executive Retirement Plan                 x
                       as it applies to Paul J. Evanson effective January 1, 1996

            *10(c)     FPL Group Amended and Restated Supplemental Executive Retirement Plan for          x
                       James L. Broadhead effective January 1, 1990 (filed as Exhibit 99(d) to
                       Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

            *10(d)     FPL Group Long-Term Incentive Plan of 1985, as amended (filed as Exhibit           x
                       99(h) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

            *10(e)     Long-Term Incentive Plan 1994 (filed as Exhibit 4(d) to Form S-8, File             x
                       No. 33-57673)

            *10(f)     Annual Incentive Plan dated as of March 31, 1994 (filed as Exhibit 10(k)           x
                       to Form 10-Q for the quarter ended March 31, 1994, File No. 1-8841)

            *10(g)     FPL Group Deferred Compensation Plan, amended and restated effective               x
                       January 1, 1995 (filed as Exhibit 10(f) to Form 10-K for the year ended
                       December 31, 1995, File No. 1-8841)


                                                                                                         FPL
                                                                                                        Group    FPL

            *10(h)     FPL Group Executive Long Term Disability Plan effective January 1, 1995            x
                       (filed as Exhibit 10(g) to Form 10-K for the year ended December 31,
                       1995, File No. 1-8841)

            *10(i)     Employment Agreement between FPL Group and James L. Broadhead dated as of          x
                       December 13, 1993 (filed as Exhibit 10(j) to Form 10-K for the year ended
                       December 31, 1993, File No. 1-8841)

            *10(j)     Employment Agreement between FPL Group and James L. Broadhead dated as of          x
                       December 11, 1995 (filed as Exhibit 10(i) to Form 10-K for the year ended
                       December 31, 1995, File No. 1-8841)

            *10(k)     Employment Agreement between FPL Group and Dennis P. Coyle dated as of             x
                       December 11, 1995 (filed as Exhibit 10(j) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)

            *10(l)     Employment Agreement between FPL Group and Paul J. Evanson dated as of             x
                       December 11, 1995 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)

            *10(m)     Employment Agreement between FPL Group and Lawrence J. Kelleher dated              x
                       as of December 11, 1995 (filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)

            *10(n)     Employment Agreement between FPL Group and Thomas F. Plunkett dated as of          x
                       September 16, 1996 (filed as Exhibit 10 to Form 10-Q for the quarter ended September 30, 1996)

            *10(o)     Employment Agreement between FPL Group and C.O. Woody dated as of                  x
                       December 11, 1995 (filed as Exhibit 10(m) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)

            *10(p)     Employment Agreement between FPL Group and Michael W. Yackira as of                x
                       December 11, 1995 (filed as Exhibit 10(n) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)

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

      (b) Reports on Form 8-K - None

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

Date:  March 5, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of March 5, 1997:


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

Directors:


H. JESSE ARNELLE                            B. F. DOLAN
H. Jesse Arnelle                            B. F. Dolan


ROBERT M. BEALL, II                         WILLARD D. DOVER
Robert M. Beall, II                         Willard D. Dover


DAVID BLUMBERG                              ALEXANDER W. DREYFOOS JR.
David Blumberg                              Alexander W. Dreyfoos Jr.


J. HYATT BROWN                              PAUL J. EVANSON
J. Hyatt Brown                              Paul J. Evanson


LYNNE V. CHENEY                             DREW LEWIS
Lynne V. Cheney                             Drew Lewis


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


Date:  March 5, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of March 5, 1997:


JAMES L. BROADHEAD
James L. Broadhead
Chairman of the Board
(Principal Executive Officer and Director)



MICHAEL W. YACKIRA
Michael W. Yackira
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Director)



K. MICHAEL DAVIS
K. Michael Davis
Vice President, Accounting,
Controller and Chief Accounting Officer
(Principal Accounting Officer)

Directors:



DENNIS P. COYLE                           C. W. WOODY
Dennis P. Coyle                           C. O. Woody



THOMAS F. PLUNKETT                        LAWRENCE J. KELLEHER
Thomas F. Plunkett                        Lawrence J. Kelleher
