Form 10-Q
period 1997-03-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 1997-05-02
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

          Washington, D. C. 20549



                 FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997


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

   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each class of FPL Group, Inc.
common stock, as of the latest practicable date: Common Stock, $.01 Par Value, outstanding at March 31, 1997: 182,443,635 shares

As of March 31, 1997 there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group,
Inc.
       ______________________________

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), FPL Group, Inc. (FPL
Group) and Florida Power & Light Company (FPL) (collectively,
Company) are hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the Company made by or on behalf of the Company which are made in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Company's actual results to differ materially from those contained in forward-looking statements of the Company made by or on behalf of the Company.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Florida Public Service Commission (FPSC) and the Nuclear Regulatory
Commission, with respect to allowed rates of return, industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power, decommissioning costs, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

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

                                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                              1997          1996
                                                                                            (In thousands, except
                                                                                              per share amounts)
OPERATING REVENUES ....................................................................    $1,445,193    $1,357,707

OPERATING EXPENSES:
  Fuel, purchased power and interchange ...............................................       543,559       449,660
  Other operations and maintenance.....................................................       269,174       279,974
  Depreciation and amortization .......................................................       267,863       267,655
  Taxes other than income taxes .......................................................       139,341       137,044
    Total operating expenses ..........................................................     1,219,937     1,134,333

OPERATING INCOME ......................................................................       225,256       223,374

OTHER INCOME (DEDUCTIONS):
  Interest charges ....................................................................       (71,035)      (69,246)
  Preferred stock dividends - FPL .....................................................        (5,710)       (6,434)
  Other - net .........................................................................         7,771        (1,363)
    Total other deductions - net ......................................................       (68,974)      (77,043)

INCOME BEFORE INCOME TAXES ............................................................       156,282       146,331

INCOME TAXES ..........................................................................        55,213        52,619

NET INCOME ............................................................................    $  101,069    $   93,712

Earnings per share of common stock ....................................................    $     0.58    $     0.54
Dividends per share of common stock ...................................................    $     0.48    $     0.46
Average number of common shares outstanding ...........................................       173,222       174,706

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended
December 31, 1996 (1996 Form 10-K) for FPL Group and FPL.

              FPL GROUP, INC.
   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         March 31,
                                                                                           1997        December 31,
                                                                                        (Unaudited)        1996
                                                                                           (Thousands of Dollars)
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant and other property - at original cost,
    including nuclear fuel and construction work in progress .......................    $17,521,698     $17,033,623
  Less accumulated depreciation and amortization ...................................     (7,906,516)     (7,649,734)
    Total property, plant and equipment - net ......................................      9,615,182       9,383,889

CURRENT ASSETS:
  Cash and cash equivalents ........................................................        394,725         195,932
  Customer receivables, net of allowances of $9,908 and $12,474, respectively ......        453,956         461,501
  Materials, supplies and fossil fuel stock - at average cost ......................        294,170         268,186
  Other ............................................................................        189,172         247,912
    Total current assets ...........................................................      1,332,023       1,173,531

OTHER ASSETS:
  Special use funds of FPL .........................................................        849,153         805,819
  Other investments ................................................................        284,428         326,855
  Unamortized debt reacquisition costs of FPL ......................................        277,841         282,756
  Other ............................................................................        310,935         246,473
    Total other assets .............................................................      1,722,357       1,661,903

TOTAL ASSETS .......................................................................    $12,669,562     $12,219,323


CAPITALIZATION:
  Common shareholders' equity ......................................................    $ 4,598,131     $ 4,592,132
  Preferred stock of FPL without sinking fund requirements .........................        226,250         289,580
  Preferred stock of FPL with sinking fund requirements ............................         38,000          42,000
  Long-term debt ...................................................................      3,266,844       3,144,313
    Total capitalization ...........................................................      8,129,225       8,068,025

CURRENT LIABILITIES:
  Accounts payable .................................................................        340,891         307,836
  Debt and preferred stock due within one year .....................................        387,801         154,600
  Accrued interest, taxes and other ................................................        849,976         812,028
    Total current liabilities ......................................................      1,578,668       1,274,464

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................      1,544,405       1,530,538
  Unamortized regulatory and investment tax credits ................................        424,647         379,279
  Other ............................................................................        992,617         967,017
    Total other liabilities and deferred credits ...................................      2,961,669       2,876,834

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................    $12,669,562     $12,219,323

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1996 Form 10-K for FPL Group and FPL.

              FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                              1997          1996
                                                                                            (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................................    $ 101,069     $   93,712
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................................      267,863        267,655
    Other - net .......................................................................      142,136        125,313
      Net cash provided by operating activities .......................................      511,068        486,680

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................     (114,336)      (115,508)
  Other - net .........................................................................       22,908        (51,786)
      Net cash used in investing activities ...........................................      (91,428)      (167,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ..........................................................        4,948              -
  Retirement of long-term debt and preferred stock ....................................     (125,560)      (102,973)
  Decrease in commercial paper ........................................................            -       (138,700)
  Repurchase of common stock ..........................................................      (17,130)       (24,374)
  Dividends on common stock ...........................................................      (83,105)       (80,394)
  Other - net .........................................................................            -          9,169
      Net cash used in financing activities ...........................................     (220,847)      (337,272)

Net increase (decrease) in cash and cash equivalents ..................................      198,793        (17,886)

Cash and cash equivalents at beginning of period ......................................      195,932         46,177

Cash and cash equivalents at end of period ............................................    $ 394,725     $   28,291

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................    $  67,590     $   72,692
  Cash paid for income taxes ..........................................................    $  27,923     $    9,700

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................    $  18,175     $   30,742

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1996 Form 10-K for FPL Group and FPL.

       FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                              1997          1996
                                                                                            (Thousands of Dollars)
OPERATING REVENUES ....................................................................    $1,398,768    $1,340,742

OPERATING EXPENSES:
  Fuel, purchased power and interchange ...............................................       525,186       449,660
  Other operations and maintenance ....................................................       246,494       262,517
  Depreciation and amortization .......................................................       262,619       266,241
  Income taxes ........................................................................        57,828        58,423
  Taxes other than income taxes .......................................................       138,987       137,096
    Total operating expenses ..........................................................     1,231,114     1,173,937

OPERATING INCOME ......................................................................       167,654       166,805

OTHER INCOME (DEDUCTIONS):
  Interest charges ....................................................................       (59,206)      (62,386)
  Other - net .........................................................................         1,314         2,734
    Total other deductions - net ......................................................       (57,892)      (59,652)

NET INCOME ............................................................................       109,762       107,153

PREFERRED STOCK DIVIDENDS .............................................................         5,710         6,434

NET INCOME AVAILABLE TO FPL GROUP .....................................................    $  104,052    $  100,719

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1996 Form 10-K for FPL Group and FPL.

       FLORIDA POWER & LIGHT COMPANY
   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         March 31,
                                                                                           1997         December 31,
                                                                                        (Unaudited)         1996
                                                                                            (Thousands of Dollars)
ELECTRIC UTILITY PLANT:
  At original cost, including nuclear fuel and construction work in progress .......    $16,881,392     $16,808,792
  Less accumulated depreciation and amortization ...................................     (7,802,503)     (7,610,786)
    Electric utility plant - net ...................................................      9,078,889       9,198,006

CURRENT ASSETS:
  Cash and cash equivalents ........................................................        196,052          78,417
  Customer receivables, net of allowances of $9,610 and $12,176, respectively ......        426,260         460,120
  Materials, supplies and fossil fuel stock - at average cost ......................        260,671         247,597
  Other ............................................................................        164,004         225,153
    Total current assets ...........................................................      1,046,987       1,011,287

OTHER ASSETS:
  Special use funds ................................................................        849,153         805,819
  Unamortized debt reacquisition costs .............................................        277,841         282,756
  Other ............................................................................        241,272         233,405
    Total other assets .............................................................      1,368,266       1,321,980

TOTAL ASSETS .......................................................................    $11,494,142     $11,531,273


CAPITALIZATION:
  Common shareholder's equity ......................................................    $ 4,672,615     $ 4,666,941
  Preferred stock without sinking fund requirements ................................        226,250         289,580
  Preferred stock with sinking fund requirements ...................................         38,000          42,000
  Long-term debt ...................................................................      2,727,827       2,981,261
    Total capitalization ...........................................................      7,664,692       7,979,782

CURRENT LIABILITIES:
  Accounts payable .................................................................        288,813         299,026
  Debt and preferred stock due within one year .....................................        198,340           4,040
  Accrued interest, taxes and other ................................................        851,360         824,945
    Total current liabilities ......................................................      1,338,513       1,128,011

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................      1,152,679       1,146,680
  Unamortized regulatory and investment tax credits ................................        424,647         379,279
  Other ............................................................................        913,611         897,521
    Total other liabilities and deferred credits ...................................      2,490,937       2,423,480

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................    $11,494,142     $11,531,273

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1996 Form 10-K for FPL Group and FPL.

       FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                              1997          1996
                                                                                            (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................................    $ 109,762     $ 107,153
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................................      262,619       266,241
    Other - net .......................................................................      107,287       125,954
      Net cash provided by operating activities .......................................      479,668       499,348

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................     (109,642)     (114,781)
  Other - net .........................................................................      (23,312)      (74,077)
      Net cash used in investing activities ...........................................     (132,954)     (188,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt and preferred stock ....................................     (125,000)     (102,770)
  Decrease in commercial paper ........................................................            -      (158,700)
  Dividends ...........................................................................     (104,079)     (104,952)
  Capital contributions from FPL Group ................................................            -        50,000
  Other - net .........................................................................            -         7,014
      Net cash used in financing activities ...........................................     (229,079)     (309,408)

Net increase in cash and cash equivalents .............................................      117,635         1,082

Cash and cash equivalents at beginning of period ......................................       78,417           412

Cash and cash equivalents at end of period ............................................    $ 196,052     $   1,494

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................    $  62,006     $  67,542
  Cash paid for income taxes ..........................................................    $  72,160     $  12,766

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................    $  18,175     $  30,742

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1996 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with the combined 1996 Form 10-K for FPL Group and FPL. In the opinion of FPL Group and FPL, all adjustments
(consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 have been made. Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Summary of Significant Accounting and Reporting Policies

Regulation - In April 1997, the FPSC voted to extend through 1999
FPL's program to amortize certain specified assets, mainly costs associated with nuclear and fossil generating assets and debt reacquisition costs, based on the level of retail revenues achieved compared to a forecasted amount. The decision will become final in late May 1997 if no protests are filed. FPL will also continue to record $30 million per year of special nuclear amortization.

2.  Capitalization

FPL Group Common Stock - During the three months ended March 31, 1997, FPL Group repurchased 371,500 shares of common stock under its share repurchase program. A total of approximately 8.1 million shares have been repurchased since the inception of the share repurchase program in 1994. This program was terminated in the first quarter of 1997 when FPL Group's board of directors authorized a new program to repurchase up to an additional 10 million shares of common stock commencing on April 1, 1997.

Preferred Stock - In March 1997, FPL redeemed all 2,533,188 outstanding shares of its $2.00 No Par Value, Series A (Involuntary Liquidation Value $25 Per Share).

The 1997 sinking fund requirements for the 6.84% Preferred Stock, Series Q, $100 Par Value and the 8.625% Preferred Stock, Series R,
$100 Par Value were met by redeeming and retiring, in April 1997, 30,000 shares of Series Q and the remaining 50,000 shares of Series R. There are no preferred stock sinking fund requirements for the remainder of 1997.

Long-Term Debt - In March 1997, FPL redeemed all $61,670,000 of the outstanding 8.75% Quarterly Income Debt Securities (Subordinated
Deferrable Interest Debentures) due 2025.

In April 1997, FPL purchased on the open market and retired approximately $47 million in aggregate principal amount of several series of First Mortgage Bonds, due on dates ranging from 2013 through 2026, with interest rates ranging from 7% to 7 7/8%.

3.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $1.6 billion for 1997 through 1999. Included in this three-year forecast are capital expenditures for 1997 of approximately $590 million, of which $110 million had been spent through March 31, 1997. FPL Group Capital Inc
(FPL Group Capital) and its subsidiaries, primarily ESI Energy, Inc., have guaranteed approximately $150 million of lease obligations, debt service payments and other payments subject to certain contingencies.

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

FPL participates in nuclear insurance mutual companies that provide
$2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $71 million in retrospective premiums.

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

FPL self-insures certain of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. FPL maintains a funded storm and property insurance reserve, which totaled approximately $230 million at March 31, 1997, for T&D property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

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

The required capacity and minimum payments through 2001 under these contracts are estimated to be as follows:

                                                                                1997    1998    1999    2000    2001
                                                                                        (Millions of Dollars)
Capacity payments:
  JEA and Southern Companies ...............................................    $210    $210    $210    $210    $210
  Qualifying facilities ....................................................    $340    $350    $360    $370    $380
Minimum payments, at projected prices:
  Natural gas, including transportation ....................................    $210    $200    $210    $210    $210
  Orimulsion (1) ...........................................................       -       -    $140    $140    $140
  Coal .....................................................................    $ 50    $ 50    $ 40    $ 40    $ 30

(1)    All of FPL's Orimulsion-related contract obligations are subject to obtaining the required regulatory approvals.

Capacity, energy and fuel charges under these contracts were as follows:

                                                                                   Three Months Ended March 31,
                                                                               1997 Charges           1996 Charges
                                                                                      Energy/                Energy/
                                                                            Capacity  Fuel (1)     Capacity  Fuel (1)
                                                                                      (Millions of Dollars)
JEA and Southern Companies .............................................     $52(2)    $35          $46(2)     $33
Qualifying facilities...................................................     $73(3)    $29          $70(3)     $27
Natural gas ............................................................       -       $89            -        $97
Coal ...................................................................       -       $11            -        $12

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

4.  Summarized Financial Information of FPL Group Capital

FPL Group Capital's debentures are guaranteed by FPL Group. Operating revenues of FPL Group Capital for the three months ended March 31, 1997 and 1996 were approximately $46 million and $17 million, respectively. For the same period, operating expenses were approximately $47 million and $18 million. Net income for the three months ended March 31, 1997 and 1996 was approximately $1 million and $0.4 million, respectively.

At March 31, 1997, FPL Group Capital had current assets of approximately $227 million, noncurrent assets of approximately $1.224 billion, current liabilities of approximately $268 million and noncurrent liabilities of approximately $958 million. At December 31, 1996, FPL
Group Capital had approximately $144 million of current assets, $857 million of noncurrent assets, $182 million of current liabilities and $595 million of noncurrent liabilities. The consolidation of the Doswell Limited Partnership, which operates a 663 mw exempt wholesale generator, increased total assets and liabilities at March 31, 1997 by approximately $450 million.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein and
Management's Discussion and Analysis of Financial Condition and
Results of Operations appearing in the 1996 Form 10-K for FPL Group and FPL. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

The principal operations of FPL Group consist of the generation, transmission, distribution and sale of electric energy by FPL. Net income for the three months ended March 31, 1997 increased reflecting improved operating results at FPL. Certain fluctuations resulting from FPL's operations were offset in FPL Group's financial statements because, beginning with the first quarter of 1997, FPL Group's financial statements include the accounts of the Doswell Limited Partnership. Partnership activities did not have a significant impact on operations or net income.

FPL's revenues from base rates for the three months ended March 31, 1997 decreased to $769 million from $786 million for the same period in 1996, despite an increase in retail kilowatt-hour sales. The decline in base revenues resulted from a weather-related shift in sales between customer classes and the different rates charged to those classes.
Warmer weather led to increased commercial sales in 1997 and colder weather resulted in relatively higher residential sales in 1996. Customer accounts increased by 1.7% during the period. Cost recovery clause revenues and franchise fees comprise substantially all of the remaining portion of operating revenues. Such revenues and the related fuel, purchased power and interchange expense increased mainly as a result of higher gas prices. These revenues represent a pass-through of costs and do not significantly affect net income.

FPL's O&M expenses decreased for the three months ended March 31, 1997, primarily due to continued cost control efforts. Interest and preferred stock dividend requirements also declined, resulting from reductions in debt and preferred stock balances. Depreciation and amortization expense at FPL decreased for the first quarter of 1997, mainly due to the decline in retail revenues discussed above. In April 1997, the FPSC voted to extend through 1999 FPL's program to amortize certain specified assets, mainly costs associated with nuclear and fossil generating assets and debt reacquisition costs, based on the level of retail revenues achieved compared to a forecasted amount. The decision will become final in late May 1997 if no protests are filed. FPL will also continue to record $30 million per year of special nuclear amortization. A total of $63 million of amortization was recorded under this program during the three months ended March 31, 1997 and $74 million during the same period in 1996. See Note 1.

LIQUIDITY AND CAPITAL RESOURCES

Using available cash flows from operations, FPL has redeemed certain series of its preferred stock and first mortgage bonds, thereby reducing preferred stock dividends and interest expense. Additionally, during the three months ended March 31, 1997 FPL Group repurchased 371,500 shares of common stock. These actions are consistent with management's intent to reduce debt and preferred stock balances and the number of outstanding shares of common stock. See Note 2.

For information concerning capital commitments, see Note 3.

        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

       Exhibit                                                                                          FPL
       Number                                Description                                               Group    FPL
       10(a)      Employment Agreement between FPL Group and Kenneth R. Werneburg dated as of            x
                  March 17, 1997

       10(b)      Supplement to the FPL Group Supplemental Executive Retirement Plan as it applies       x
                  to Kenneth R. Werneburg effective January 2, 1997

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

                           FPL GROUP, INC.
                   FLORIDA POWER & LIGHT COMPANY
                           (Registrants)




Date:  May 1, 1997        MICHAEL W. YACKIRA
                          Michael W. Yackira
  Vice President, Finance and Chief Financial Officer of FPL Group, Inc., Senior Vice President, Finance and Chief Financial Officer of Florida
                         Power & Light Company
            (Principal Financial Officer of the Registrants)