Form 10-Q
period 1997-06-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 1997-08-01
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

          Washington, D. C. 20549



                 FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


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

   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each class of FPL Group, Inc.
common stock, as of the latest practicable date: Common Stock, $.01 Par Value, outstanding at June 30, 1997: 182,093,385 shares

As of June 30, 1997, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group,
Inc.
       ______________________________

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), FPL Group, Inc. (FPL
Group) and Florida Power & Light Company (FPL) (collectively, the
Company) are hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the Company made by or on behalf of the Company which are made in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions, and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Company's actual results to differ materially from those contained in forward-looking statements of the Company made by or on behalf of the Company.

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

                                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
  (In thousands, except per share amounts)
                (Unaudited)



                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                  1997          1996           1997          1996
OPERATING REVENUES ........................................    $1,587,145    $1,474,086     $3,032,339    $2,831,793

OPERATING EXPENSES:
  Fuel, purchased power and interchange ...................       560,346       500,169      1,103,904       949,829
  Other operations and maintenance.........................       298,267       304,451        567,441       584,235
  Depreciation and amortization ...........................       262,490       231,926        530,354       499,581
  Taxes other than income taxes ...........................       144,586       138,252        283,928       275,486
    Total operating expenses ..............................     1,265,689     1,174,798      2,485,627     2,309,131

OPERATING INCOME ..........................................       321,456       299,288        546,712       522,662

OTHER INCOME (DEDUCTIONS):
  Interest charges ........................................       (71,500)      (67,871)      (142,535)     (137,117)
  Preferred stock dividends - FPL .........................        (4,340)       (5,766)       (10,050)      (12,200)
  Other - net .............................................         1,674        (8,500)         9,445        (9,863)
    Total other deductions - net ..........................       (74,166)      (82,137)      (143,140)     (159,180)

INCOME BEFORE INCOME TAXES ................................       247,290       217,151        403,572       363,482

INCOME TAXES ..............................................        82,907        66,838        138,120       119,457

NET INCOME ................................................    $  164,383    $  150,313     $  265,452    $  244,025

Earnings per share of common stock ........................    $     0.95    $     0.86     $     1.53    $     1.40
Dividends per share of common stock .......................    $     0.48    $     0.46     $     0.96    $     0.92
Average number of common shares outstanding ...............       173,041       174,103        173,131       174,403

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended
December 31, 1996 (1996 Form 10-K) for FPL Group and FPL.

              FPL GROUP, INC.
   CONDENSED CONSOLIDATED BALANCE SHEETS
           (Thousands of Dollars)


                                                                                         June 30,
                                                                                           1997        December 31,
                                                                                        (Unaudited)        1996
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant and other property - at original cost,
    including nuclear fuel and construction work in progress .......................    $17,651,166     $17,033,623
  Less accumulated depreciation and amortization ...................................     (8,122,301)     (7,649,734)
    Total property, plant and equipment - net ......................................      9,528,865       9,383,889

CURRENT ASSETS:
  Cash and cash equivalents ........................................................        337,597         195,932
  Customer receivables, net of allowances of $11,017 and $12,474, respectively .....        538,067         461,501
  Materials, supplies and fossil fuel stock - at average cost ......................        287,884         268,186
  Other ............................................................................        158,955         247,912
    Total current assets ...........................................................      1,322,503       1,173,531

OTHER ASSETS:
  Special use funds of FPL .........................................................        896,930         805,819
  Other investments ................................................................        463,815         326,855
  Unamortized debt reacquisition costs of FPL ......................................        231,719         282,756
  Other ............................................................................        309,219         246,473
    Total other assets .............................................................      1,901,683       1,661,903

TOTAL ASSETS .......................................................................    $12,753,051     $12,219,323


CAPITALIZATION:
  Common shareholders' equity ......................................................    $ 4,670,511     $ 4,592,132
  Preferred stock of FPL without sinking fund requirements .........................        226,250         289,580
  Preferred stock of FPL with sinking fund requirements ............................         36,500          42,000
  Long-term debt ...................................................................      3,227,944       3,144,313
    Total capitalization ...........................................................      8,161,205       8,068,025

CURRENT LIABILITIES:
  Accounts payable .................................................................        362,488         307,836
  Debt and preferred stock due within one year .....................................        360,228         154,600
  Accrued interest, taxes and other ................................................        973,836         812,028
    Total current liabilities ......................................................      1,696,552       1,274,464

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................      1,449,601       1,530,538
  Unamortized regulatory and investment tax credits ................................        418,145         379,279
  Other ............................................................................      1,027,548         967,017
    Total other liabilities and deferred credits ...................................      2,895,294       2,876,834

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................    $12,753,051     $12,219,323

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1996 Form 10-K for FPL Group and FPL.

              FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Thousands of Dollars)
                (Unaudited)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                              1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................................    $ 265,452     $  244,025
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................................      530,354        499,581
    Other - net .......................................................................      157,145         80,478
      Net cash provided by operating activities .......................................      952,951        824,084

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................     (260,147)      (238,993)
  Investments in energy-related projects ..............................................     (206,527)          (975)
  Other - net .........................................................................       48,755        (43,687)
      Net cash used in investing activities ...........................................     (417,919)      (283,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ..........................................................       20,588              -
  Retirement of long-term debt and preferred stock ....................................     (204,566)      (219,765)
  Decrease in short-term debt .........................................................      (10,973)      (107,813)
  Repurchase of common stock ..........................................................      (32,267)       (58,869)
  Dividends on common stock ...........................................................     (166,149)      (160,463)
  Other - net .........................................................................            -         39,229
      Net cash used in financing activities ...........................................     (393,367)      (507,681)

Net increase in cash and cash equivalents .............................................      141,665         32,748

Cash and cash equivalents at beginning of period ......................................      195,932         46,177

Cash and cash equivalents at end of period ............................................    $ 337,597     $   78,925

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................    $ 138,857     $  131,331
  Cash paid for income taxes ..........................................................    $  84,672     $   50,700

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................    $  40,401     $   42,192

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1996 Form 10-K for FPL Group and FPL.

       FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Thousands of Dollars)
                (Unaudited)

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                    June 30,
                                                                  1997          1996          1997          1996
OPERATING REVENUES ........................................    $1,541,119    $1,454,997    $2,939,887    $2,795,739

OPERATING EXPENSES:
  Fuel, purchased power and interchange ...................       550,974       500,169     1,076,160       949,829
  Other operations and maintenance ........................       278,455       287,677       524,949       550,194
  Depreciation and amortization ...........................       255,694       230,551       518,313       496,792
  Income taxes ............................................        91,864        79,687       149,692       138,109
  Taxes other than income taxes ...........................       144,009       138,156       282,996       275,252
    Total operating expenses ..............................     1,320,996     1,236,240     2,552,110     2,410,176

OPERATING INCOME ..........................................       220,123       218,757       387,777       385,563

OTHER INCOME (DEDUCTIONS):
  Interest charges ........................................       (57,329)      (61,548)     (116,536)     (123,934)
  Other - net .............................................         1,228         1,148         2,542         3,882
    Total other deductions - net ..........................       (56,101)      (60,400)     (113,994)     (120,052)

NET INCOME ................................................       164,022       158,357       273,783       265,511

PREFERRED STOCK DIVIDENDS .................................         4,340         5,766        10,050        12,200

NET INCOME AVAILABLE TO FPL GROUP .........................    $  159,682    $  152,591    $  263,733    $  253,311

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1996 Form 10-K for FPL Group and FPL.

       FLORIDA POWER & LIGHT COMPANY
   CONDENSED CONSOLIDATED BALANCE SHEETS
           (Thousands of Dollars)

                                                                                         June 30,
                                                                                           1997         December 31,
                                                                                        (Unaudited)         1996

ELECTRIC UTILITY PLANT:
  At original cost, including nuclear fuel and construction work in progress .......    $16,983,373     $16,808,792
  Less accumulated depreciation and amortization ...................................     (8,013,124)     (7,610,786)
    Electric utility plant - net ...................................................      8,970,249       9,198,006

CURRENT ASSETS:
  Cash and cash equivalents ........................................................        233,638          78,417
  Customer receivables, net of allowances of $10,868 and $12,176, respectively .....        518,778         460,120
  Materials, supplies and fossil fuel stock - at average cost ......................        245,308         247,597
  Other ............................................................................        144,607         225,153
    Total current assets ...........................................................      1,142,331       1,011,287

OTHER ASSETS:
  Special use funds ................................................................        896,930         805,819
  Unamortized debt reacquisition costs .............................................        231,719         282,756
  Other ............................................................................        245,680         233,405
    Total other assets .............................................................      1,374,329       1,321,980

TOTAL ASSETS .......................................................................    $11,486,909     $11,531,273


CAPITALIZATION:
  Common shareholder's equity ......................................................    $ 4,716,979     $ 4,666,941
  Preferred stock without sinking fund requirements ................................        226,250         289,580
  Preferred stock with sinking fund requirements ...................................         36,500          42,000
  Long-term debt ...................................................................      2,673,002       2,981,261
    Total capitalization ...........................................................      7,652,731       7,979,782

CURRENT LIABILITIES:
  Accounts payable .................................................................        305,972         299,026
  Debt and preferred stock due within one year .....................................        181,840           4,040
  Accrued interest, taxes and other ................................................        906,354         824,945
    Total current liabilities ......................................................      1,394,166       1,128,011

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................      1,102,848       1,146,680
  Unamortized regulatory and investment tax credits ................................        418,145         379,279
  Other ............................................................................        919,019         897,521
    Total other liabilities and deferred credits ...................................      2,440,012       2,423,480

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................    $11,486,909     $11,531,273

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1996 Form 10-K for FPL Group and FPL.

       FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Thousands of Dollars)
                (Unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                              1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................................    $ 273,783     $ 265,511
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................................      518,313       496,792
    Other - net .......................................................................       58,597        69,480
      Net cash provided by operating activities .......................................      850,693       831,783

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................     (230,123)     (236,308)
  Other - net .........................................................................      (46,838)      (85,756)
      Net cash used in investing activities ...........................................     (276,961)     (322,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt and preferred stock ....................................     (194,775)     (219,354)
  Decrease in commercial paper ........................................................            -      (138,500)
  Dividends ...........................................................................     (223,736)     (224,843)
  Capital contributions from FPL Group ................................................            -        50,000
  Other - net .........................................................................            -        34,991
      Net cash used in financing activities ...........................................     (418,511)     (497,706)

Net increase in cash and cash equivalents .............................................      155,221        12,013

Cash and cash equivalents at beginning of period ......................................       78,417           412

Cash and cash equivalents at end of period ............................................    $ 233,638     $  12,425

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................    $ 112,841     $ 120,303
  Cash paid for income taxes ..........................................................    $ 196,657     $  87,166

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................    $  40,401     $  42,192

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1996 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with the combined 1996 Form 10-K for FPL Group and FPL. In the opinion of FPL Group and FPL, all adjustments
(consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996 have been made. Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Summary of Significant Accounting and Reporting Policies

Regulation - In April 1997, the FPSC voted to extend through 1999
FPL's program to amortize certain specified assets, mainly costs associated with nuclear and fossil generating assets and debt reacquisition costs, based on the level of retail base revenues achieved compared to a fixed amount. The decision was subject to any third party request for hearings. Such a request was filed, and hearings regarding the extension are scheduled to take place later this year. The hearings will not address amounts recorded prior to January 1, 1998.

For a discussion of amounts recorded under the special amortization program during the three and six months ended June 30, 1997 and 1996, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.

2.  Capitalization

FPL Group Common Stock - FPL Group's board of directors authorized the repurchase of up to 10 million shares of common stock commencing on April 1, 1997 under a new share repurchase program. During the three months ended June 30, 1997, FPL Group repurchased 346,500 shares of common stock under the new program. A total of 8.1 million shares were repurchased under a similar share repurchase program that began in 1994 and was terminated in March 1997, which included 371,500 shares repurchased during the first quarter of 1997.

Preferred Stock - In March 1997, FPL redeemed all 2,533,188 outstanding shares of its $2.00 No Par Value Preferred Stock, Series A (Involuntary Liquidation Value $25 Per Share).

The 1997 sinking fund requirements for the 6.84% Preferred Stock, Series Q, $100 Par Value and the 8.625% Preferred Stock, Series R,
$100 Par Value were met by redeeming and retiring, in April 1997, 30,000 shares of Series Q and the remaining 50,000 shares of Series R. There are no preferred stock sinking fund requirements for the remainder of 1997.

Long-Term Debt - In March 1997, FPL redeemed all $61,670,300 face amount of the outstanding 8.75% Quarterly Income Debt Securities
(Subordinated Deferrable Interest Debentures) due 2025.

In April and May 1997, FPL purchased on the open market and retired approximately $66 million in aggregate principal amount of several series of first mortgage bonds, due on dates ranging from 2013 through 2026, with interest rates ranging from 7% to 7 7/8%.

3.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $1.6 billion for 1997 through 1999. Included in this three-year forecast are capital expenditures for 1997 of approximately $590 million, of which $230 million had been spent through June 30, 1997. FPL Group Capital Inc
(FPL Group Capital) and its subsidiaries, primarily ESI Energy, Inc., have guaranteed approximately $150 million of lease obligations, debt service payments and other payments subject to certain contingencies.

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

FPL participates in nuclear insurance mutual companies that provide
$2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $70 million in retrospective premiums.

FPL also participates in a program that provides $200 million of tort liability coverage industry wide for nuclear worker claims. In the event of a tort claim by an FPL or another insured's nuclear worker, FPL could be assessed up to $12 million in retrospective premiums per incident.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL Group's and FPL's financial condition.

FPL self-insures certain of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. FPL maintains a funded storm and property insurance reserve, which totaled approximately $237 million at June 30, 1997, for T&D property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has entered into certain long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of the Southern Company (Southern Companies) provide approximately 1,300 megawatts (mw) of power through mid-2010 and 374 mw through 2022.
FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. The fuel contracts provide for the transportation and supply of natural gas and coal and the supply and use of Orimulsion. Orimulsion is a new fuel that FPL expected to begin using in 1998. The contract and related use of this fuel is subject to regulatory approvals. In 1996, Florida's Power Plant Siting Board denied FPL's request to burn Orimulsion at the Manatee power plant. FPL appealed the denial and the First District Court of Appeal of the State of Florida has directed Florida's Power Plant Siting Board to reconsider FPL's plan to burn Orimulsion.

The required capacity and minimum payments through 2001 under these contracts are estimated to be as follows:

                                                                                1997    1998    1999    2000    2001
                                                                                        (Millions of Dollars)
Capacity payments:
  JEA and Southern Companies ...............................................    $210    $210    $210    $210    $210
  Qualifying facilities ....................................................    $340    $350    $360    $370    $380
Minimum payments, at projected prices:
  Natural gas, including transportation ....................................    $300    $180    $180    $190    $190
  Orimulsion (1) ...........................................................       -       -    $140    $140    $140
  Coal .....................................................................    $ 50    $ 50    $ 40    $ 40    $ 30

(1)  All of FPL's Orimulsion-related contract obligations are subject to obtaining the required regulatory approvals.

Capacity, energy and fuel charges under these contracts were as follows:

                                      Three Months Ended June 30,                   Six Months Ended June 30,
                                  1997 Charges           1996 Charges          1997 Charges           1996 Charges
                                         Energy/                Energy/               Energy/                Energy/
                               Capacity  Fuel (1)     Capacity  Fuel (1)    Capacity  Fuel (1)     Capacity  Fuel (1)
                                                                (Millions of Dollars)
JEA and Southern Companies ..  $50(2)     $ 38        $45(2)     $34        $102(2)    $ 73        $ 91(2)    $ 67
Qualifying facilities........  $74(3)     $ 31        $70(3)     $35        $148(3)    $ 60        $139(3)    $ 62
Natural gas .................    -        $112          -        $80           -       $201           -       $177
Coal ........................    -        $ 14          -        $11           -       $ 26           -       $ 22

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

4.  Summarized Financial Information of FPL Group Capital

FPL Group Capital's debentures are guaranteed by FPL Group.
Operating revenues of FPL Group Capital for the six months ended
June 30, 1997 and 1996 were approximately $92 million and $36 million, respectively. For the same period, operating expenses were approximately $83 million and $36 million. Net income for the six months ended June 30, 1997 and 1996 was approximately $10 million and $4 million, respectively.

At June 30, 1997, FPL Group Capital had current assets of approximately $131 million, noncurrent assets of approximately $1.421 billion, current liabilities of approximately $260 million and noncurrent liabilities of approximately $958 million. At December 31, 1996, FPL
Group Capital had approximately $144 million of current assets, $857 million of noncurrent assets, $182 million of current liabilities and $595 million of noncurrent liabilities. The consolidation of the Doswell Limited Partnership in the first quarter of 1997 increased total assets and liabilities by approximately $450 million. The partnership operates a 663 mw exempt wholesale generator.

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

RESULTS OF OPERATIONS

The principal operations of FPL Group consist of the generation, transmission, distribution and sale of electric energy by FPL. Net income for the three and six months ended June 30, 1997 benefitted from FPL's growing customer base, lower other operations and maintenance expenses and lower interest and preferred stock dividends at FPL, partly offset by higher depreciation expense. Certain fluctuations resulting from FPL's operations were offset in FPL Group's financial statements because, beginning with the first quarter of 1997, FPL
Group's financial statements include the accounts of the Doswell Limited Partnership. Partnership activities did not have a significant impact on operations or net income.

FPL's revenues from base rates for the three and six months ended
June 30, 1997 increased to $875 million and $1.64 billion, respectively, from approximately $845 million and $1.63 billion for the same periods in 1996. The increases reflect a 1.7% increase in customer accounts and increases in energy usage per retail customer of 2.6% and 1.4%, respectively, primarily due to weather conditions. Revenues for the six months ended June 30, 1997 also reflected a weather-related shift in sales between customer classes and the different rates charged to those classes. Cost recovery clause revenues and franchise fees comprise substantially all of the remaining portion of FPL's operating revenues. These revenues represent a pass-through of costs and do not significantly affect net income.

FPL's other operations and maintenance (O&M) expenses decreased for the three and six months ended June 30, 1997, primarily due to lower nuclear refueling outage costs. In 1996, there were two planned nuclear refueling outages, one in the first quarter and one in the second quarter. During the six months ended June 30, 1997, FPL has been recording nuclear refueling outage costs in accordance with the method approved by the FPSC in October 1996. Under this method, the estimated nuclear refueling and maintenance cost of each nuclear unit's next planned outage is accrued from the time the unit resumes operation from the preceding outage until the end of the next planned outage. FPL's interest expense and preferred stock dividend requirements also declined, resulting from reductions in debt and preferred stock balances. The increase in FPL Group's interest expense reflects the consolidation of the Doswell Limited Partnership beginning in 1997. Depreciation and amortization expense at FPL increased for the three and six months ended June 30, 1997, mainly as a result of the special amortization program, which is a function of retail base revenues. A total of $53 million and $115 million of amortization was recorded under this program during the three and six months ended June 30, 1997, respectively, and $27 million and $101 million during the same periods in 1996. The increased depreciation of nuclear and fossil generating assets during the three and six months ended June 30, 1996 resulted in increased amortization of related investment tax credits, lowering income tax expense in 1996. Special amortization in 1997 is being applied against regulatory assets, primarily debt reacquisition costs of FPL.

In April 1997, the FPSC voted to extend through 1999 FPL's program to amortize certain specified assets, mainly costs associated with nuclear and fossil generating assets and debt reacquisition costs, based on the level of retail base revenues achieved compared to a fixed amount. The decision was subject to any third party request for hearings. Such a request was filed, and hearings regarding the extension are scheduled to take place later this year. The hearings will not address amounts recorded prior to January 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Using available cash flows from operations, FPL has redeemed certain series of its preferred stock and first mortgage bonds, thereby reducing preferred stock dividends and interest expense. Additionally, during the three and six months ended June 30, 1997, FPL Group repurchased
346,500 and 718,000 shares of common stock, respectively. These actions are consistent with management's intent to reduce debt and preferred stock balances and the number of outstanding shares of common stock when considered appropriate. See Note 2.

The change in cash flows from investing activities primarily reflects additional investment in existing domestic energy-related projects. For information concerning capital commitments, see Note 3.

        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

FPL Group:

(a) The Annual Meeting of FPL Group's shareholders was held on May 12, 1997. Of the 182,443,635 shares of common stock outstanding on the record date of March 3, 1997, a total of 152,867,369 shares were represented in person or by proxy.

(b) The following directors were elected effective May 12, 1997:

                                                                                            Votes Cast
                                                                                                   Against or
                                                                                        For         Withheld
       H. Jesse Arnelle .........................................................   149,687,669     3,179,700
       Robert M. Beall, II ......................................................   149,712,241     3,155,128
       James L. Broadhead .......................................................   148,152,107     4,715,262
       J. Hyatt Brown ...........................................................   149,177,131     3,690,238
       Lynne V. Cheney ..........................................................   149,702,100     3,165,269
       Armando M. Codina ........................................................   149,643,683     3,223,686
       Marshall M. Criser .......................................................   149,652,651     3,214,718
       B. F. Dolan ..............................................................   149,719,270     3,148,099
       Willard D. Dover .........................................................   149,389,600     3,477,769
       Alexander W. Dreyfoos, Jr. ...............................................   149,560,201     3,307,168
       Paul J. Evanson ..........................................................   149,472,995     3,394,374
       Drew Lewis ...............................................................   149,238,605     3,628,764
       Frederic V. Malek ........................................................   149,233,714     3,633,655
       Paul R. Tregurtha ........................................................   149,314,745     3,552,624

 (c)(i)  The vote to ratify the appointment of Deloitte &
         Touche LLP as independent auditors for 1997 was 150,385,979 for, 1,566,175 against and 915,215 abstaining.

   (ii)  The vote to approve the FPL Group, Inc. Non-Employee
         Directors Stock Plan was 140,784,635 for, 9,776,969 against and 2,305,765 abstaining.

  (iii) The vote on a shareholder proposal requesting that FPL Group adopt cumulative voting for the election of directors was 38,503,045 for, 89,772,018 against, 3,348,509 abstaining and 21,243,797 broker non-votes.

FPL:

(a)      The following FPL directors were elected effective
         May 12, 1997 by the written consent of FPL Group, as the sole common shareholder of FPL, in lieu of an annual meeting of shareholders:

         James L. Broadhead
         Dennis P. Coyle
         Paul J. Evanson
         Lawrence J. Kelleher
         Thomas F. Plunkett
         C. O. Woody
         Michael W. Yackira

Item 5.  Other Information

(a)      Reference is made to Item 1. Business - FPL
         Operations - System Capability and Load in the 1996
         Form 10-K for FPL Group and FPL.

         On July 8, 1997, FPL reached a summer energy peak demand of 16,329 mw. Adequate resources were available at the time of peak to meet customer demand.

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

                            FPL GROUP, INC.
                    FLORIDA POWER & LIGHT COMPANY
                            (Registrants)




Date:  July 31, 1997       MICHAEL W. YACKIRA
                           Michael W. Yackira
             Vice President, Finance and Chief Financial
                     Officer of FPL Group, Inc.,
           Senior Vice President, Finance and Chief Financial
                Officer of Florida Power & Light Company
             (Principal Financial Officer of the Registrants)