Form 10-Q
period 1997-09-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 1997-11-05
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

          Washington, D. C. 20549



                 FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997


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

   APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each class of FPL Group, Inc.
common stock, as of the latest practicable date: Common Stock, $.01 Par Value, outstanding at September 30, 1997: 181,905,085 shares

As of September 30, 1997, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL
Group, Inc.
       ______________________________

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), FPL Group, Inc. (FPL
Group) and Florida Power & Light Company (FPL) (collectively, the
Company) are hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the Company made by or on behalf of the Company which are made in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Company's actual results to differ materially from those contained in forward-looking statements of the Company made by or on behalf of the Company.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Florida Public Service Commission (FPSC) and the Nuclear Regulatory
Commission, with respect to allowed rates of return, industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of purchased power costs, decommissioning costs, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

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

                                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
  (In thousands, except per share amounts)
                (Unaudited)



                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,                September 30,
                                                                  1997          1996           1997          1996
OPERATING REVENUES ........................................    $1,858,970    $1,769,599     $4,891,309    $4,601,392

OPERATING EXPENSES:
  Fuel, purchased power and interchange ...................       673,564       628,464      1,777,468     1,578,293
  Other operations and maintenance.........................       290,453       264,239        857,894       848,849
  Depreciation and amortization ...........................       266,236       257,761        796,591       757,341
  Taxes other than income taxes ...........................       164,458       160,002        448,385       435,115
    Total operating expenses ..............................     1,394,711     1,310,466      3,880,338     3,619,598

OPERATING INCOME ..........................................       464,259       459,133      1,010,971       981,794

OTHER INCOME (DEDUCTIONS):
  Interest charges ........................................       (69,540)      (65,525)      (214,856)     (202,642)
  Preferred stock dividends - FPL .........................        (5,019)       (5,767)       (15,069)      (17,966)
  Other - net .............................................        16,702         4,421         28,928        (5,443)
    Total other deductions - net ..........................       (57,857)      (66,871)      (200,997)     (226,051)

INCOME BEFORE INCOME TAXES ................................       406,402       392,262        809,974       755,743

INCOME TAXES ..............................................       144,037       142,146        282,157       261,602

NET INCOME ................................................    $  262,365    $  250,116     $  527,817    $  494,141

Earnings per share of common stock ........................    $     1.52    $     1.44     $     3.05    $     2.84
Dividends per share of common stock .......................    $     0.48    $     0.46     $     1.44    $     1.38
Average number of common shares outstanding ...............       173,041       173,850        173,101       174,217

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended
December 31, 1996 (1996 Form 10-K) for FPL Group and FPL.

              FPL GROUP, INC.
   CONDENSED CONSOLIDATED BALANCE SHEETS
           (Thousands of Dollars)


                                                                                       September 30,
                                                                                           1997        December 31,
                                                                                        (Unaudited)        1996
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant and other property - at original cost,
    including nuclear fuel and construction work in progress .......................    $17,633,855     $17,033,623
  Less accumulated depreciation and amortization ...................................     (8,241,419)     (7,649,734)
    Total property, plant and equipment - net ......................................      9,392,436       9,383,889

CURRENT ASSETS:
  Cash and cash equivalents ........................................................        460,277         195,932
  Customer receivables, net of allowances of $12,706 and $12,474, respectively .....        624,347         461,501
  Materials, supplies and fossil fuel stock - at average cost ......................        277,676         268,186
  Other ............................................................................        208,280         247,912
    Total current assets ...........................................................      1,570,580       1,173,531

OTHER ASSETS:
  Special use funds of FPL .........................................................        951,064         805,819
  Other investments ................................................................        456,069         326,855
  Unamortized debt reacquisition costs of FPL ......................................        187,391         282,756
  Other ............................................................................        322,856         246,473
    Total other assets .............................................................      1,917,380       1,661,903

TOTAL ASSETS .......................................................................    $12,880,396     $12,219,323


CAPITALIZATION:
  Common shareholders' equity ......................................................    $ 4,845,165     $ 4,592,132
  Preferred stock of FPL without sinking fund requirements .........................        226,250         289,580
  Preferred stock of FPL with sinking fund requirements ............................              -          42,000
  Long-term debt ...................................................................      3,078,934       3,144,313
    Total capitalization ...........................................................      8,150,349       8,068,025

CURRENT LIABILITIES:
  Accounts payable .................................................................        386,678         307,836
  Debt and preferred stock due within one year .....................................        345,933         154,600
  Accrued interest, taxes and other ................................................      1,140,240         812,028
    Total current liabilities ......................................................      1,872,851       1,274,464

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................      1,430,725       1,530,538
  Unamortized regulatory and investment tax credits ................................        407,478         379,279
  Other ............................................................................      1,018,993         967,017
    Total other liabilities and deferred credits ...................................      2,857,196       2,876,834

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................    $12,880,396     $12,219,323

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1996 Form 10-K for FPL Group and FPL.

              FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Thousands of Dollars)
                (Unaudited)


                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                              1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................................     $  527,817    $  494,141
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ....................................................        796,591       757,341
    Other - net ......................................................................        172,677        63,707
      Net cash provided by operating activities ......................................      1,497,085     1,315,189

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................................................       (389,422)     (343,862)
  Investments in energy-related projects .............................................       (211,885)      (33,877)
  Other - net ........................................................................         56,002       (74,907)
      Net cash used in investing activities ..........................................       (545,305)     (452,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt .........................................................         30,181             -
  Retirement of long-term debt and preferred stock ...................................       (428,041)     (333,292)
  Increase (decrease) in short-term debt .............................................            375      (178,500)
  Repurchase of common stock .........................................................        (40,846)      (65,746)
  Dividends on common stock ..........................................................       (249,104)     (240,487)
  Other - net ........................................................................              -         1,020
      Net cash used in financing activities ..........................................       (687,435)     (817,005)

Net increase in cash and cash equivalents ............................................        264,345        45,538

Cash and cash equivalents at beginning of period .....................................        195,932        46,177

Cash and cash equivalents at end of period ...........................................     $  460,277    $   91,715

Supplemental disclosures of cash flow information:
  Cash paid for interest .............................................................     $  212,152    $  202,586
  Cash paid for income taxes .........................................................     $  197,729    $  208,200

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations .............................................     $   48,548    $   59,392

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1996 Form 10-K for FPL Group and FPL.

       FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Thousands of Dollars)
                (Unaudited)

                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
                                                                  1997          1996          1997          1996
OPERATING REVENUES ........................................    $1,819,493    $1,760,939    $4,759,380    $4,556,678

OPERATING EXPENSES:
  Fuel, purchased power and interchange ...................       660,739       628,464     1,736,899     1,578,293
  Other operations and maintenance ........................       271,760       256,369       796,709       806,939
  Depreciation and amortization ...........................       262,213       256,395       780,527       753,188
  Income taxes ............................................       149,470       142,948       299,162       281,058
  Taxes other than income taxes ...........................       164,232       159,837       447,227       434,713
    Total operating expenses ..............................     1,508,414     1,444,013     4,060,524     3,854,191

OPERATING INCOME ..........................................       311,079       316,926       698,856       702,487

OTHER INCOME (DEDUCTIONS):
  Interest charges ........................................       (56,550)      (62,217)     (173,087)     (186,150)
  Other - net .............................................         1,755        (1,682)        4,298         2,200
    Total other deductions - net ..........................       (54,795)      (63,899)     (168,789)     (183,950)

NET INCOME ................................................       256,284       253,027       530,067       518,537

PREFERRED STOCK DIVIDENDS .................................         5,019         5,767        15,069        17,966

NET INCOME AVAILABLE TO FPL GROUP .........................    $  251,265    $  247,260    $  514,998    $  500,571

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1996 Form 10-K for FPL Group and FPL.

       FLORIDA POWER & LIGHT COMPANY
   CONDENSED CONSOLIDATED BALANCE SHEETS
           (Thousands of Dollars)

                                                                                       September 30,
                                                                                           1997         December 31,
                                                                                        (Unaudited)         1996

ELECTRIC UTILITY PLANT:
  At original cost, including nuclear fuel and construction work in progress .......    $16,962,778     $16,808,792
  Less accumulated depreciation and amortization ...................................     (8,135,107)     (7,610,786)
    Electric utility plant - net ...................................................      8,827,671       9,198,006

CURRENT ASSETS:
  Cash and cash equivalents ........................................................        298,467          78,417
  Customer receivables, net of allowances of $12,557 and $12,176, respectively .....        601,877         460,120
  Materials, supplies and fossil fuel stock - at average cost ......................        223,983         247,597
  Other ............................................................................        188,555         225,153
    Total current assets ...........................................................      1,312,882       1,011,287

OTHER ASSETS:
  Special use funds ................................................................        951,064         805,819
  Unamortized debt reacquisition costs .............................................        187,391         282,756
  Other ............................................................................        258,827         233,405
    Total other assets .............................................................      1,397,282       1,321,980

TOTAL ASSETS .......................................................................    $11,537,835     $11,531,273


CAPITALIZATION:
  Common shareholder's equity ......................................................    $ 4,734,927     $ 4,666,941
  Preferred stock without sinking fund requirements ................................        226,250         289,580
  Preferred stock with sinking fund requirements ...................................              -          42,000
  Long-term debt ...................................................................      2,514,382       2,981,261
    Total capitalization ...........................................................      7,475,559       7,979,782

CURRENT LIABILITIES:
  Accounts payable .................................................................        358,303         299,026
  Debt and preferred stock due within one year .....................................        306,197           4,040
  Accrued interest, taxes and other ................................................      1,047,679         824,945
    Total current liabilities ......................................................      1,712,179       1,128,011

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................      1,033,352       1,146,680
  Unamortized regulatory and investment tax credits ................................        407,478         379,279
  Other ............................................................................        909,267         897,521
    Total other liabilities and deferred credits ...................................      2,350,097       2,423,480

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................    $11,537,835     $11,531,273

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1996 Form 10-K for FPL Group and FPL.

       FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Thousands of Dollars)
                (Unaudited)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                             1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................................    $  530,067     $  518,537
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ....................................................       780,527        753,188
    Other - net ......................................................................        57,351         99,844
      Net cash provided by operating activities ......................................     1,367,945      1,371,569

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................................................      (354,678)      (335,523)
  Other - net ........................................................................       (64,655)      (136,672)
      Net cash used in investing activities ..........................................      (419,333)      (472,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt and preferred stock ...................................      (268,250)      (332,669)
  Decrease in commercial paper .......................................................             -       (178,500)
  Dividends ..........................................................................      (460,312)      (468,975)
  Capital contributions from FPL Group ...............................................             -        145,000
  Other - net ........................................................................             -            997
      Net cash used in financing activities ..........................................      (728,562)      (834,147)

Net increase in cash and cash equivalents ............................................       220,050         65,227

Cash and cash equivalents at beginning of period .....................................        78,417            412

Cash and cash equivalents at end of period ...........................................    $  298,467     $   65,639

Supplemental disclosures of cash flow information:
  Cash paid for interest .............................................................    $  170,649     $  186,967
  Cash paid for income taxes .........................................................    $  361,268     $  161,516

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations .............................................    $   48,548     $   59,392

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1996 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with the combined 1996 Form 10-K for FPL Group and FPL. In the opinion of FPL Group and FPL, all adjustments
(consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, the results of operations for the three and nine months ended
September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996 have been made. Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.
The results of operations for an interim period may not give a true indication of results for the year.

1.  Summary of Significant Accounting and Reporting Policies

Regulation - In April 1997, the FPSC voted to extend through 1999
FPL's program to amortize certain specified assets, mainly costs associated with nuclear and fossil generating assets and debt reacquisition costs, based on the level of retail base revenues achieved compared to a fixed amount. The decision was subject to any third party request for hearings. Such a request was filed, and hearings regarding the extension are scheduled to take place in November 1997. The hearings will not address amounts recorded prior to January 1, 1998.

For a discussion of amounts recorded under the special amortization program during the three and nine months ended September 30, 1997 and 1996, see Management's Discussion and Analysis of Financial
Condition and Results of Operations - Results of Operations.

2.  Capitalization

FPL Group Common Stock - FPL Group's board of directors authorized the repurchase of up to 10 million shares of common stock commencing on April 1, 1997 under a new share repurchase program. During the nine months ended September 30, 1997, FPL Group repurchased
530,800 shares of common stock under the new program, of which 184,300 were repurchased during the third quarter of 1997. A total of
8.1 million shares were repurchased under a similar share repurchase program that began in 1994 and was terminated in March 1997, which included 371,500 shares repurchased during the first quarter of 1997.

Preferred Stock - In March 1997, FPL redeemed all 2,533,188 outstanding shares of its $2.00 No Par Value Preferred Stock, Series A (Involuntary Liquidation Value $25 Per Share). The 1997 sinking fund requirements for the 6.84% Preferred Stock, Series Q, $100 Par Value and the 8.625% Preferred Stock, Series R, $100 Par Value were met by redeeming and retiring, in April 1997, 30,000 shares of Series Q and the remaining 50,000 shares of Series R. In September 1997, FPL redeemed the remaining 380,000 shares outstanding of 6.84% Preferred Stock, Series Q, $100 Par Value. There are no remaining preferred stock sinking fund requirements.

Long-Term Debt - In March 1997, FPL redeemed all $61,670,300 face amount of the outstanding 8.75% Quarterly Income Debt Securities (Subordinated Deferrable Interest Debentures) due 2025. In April and May 1997, FPL purchased on the open market and retired approximately $66 million in aggregate principal amount of several series of first mortgage bonds, due on dates ranging from 2013 through 2026, with interest rates ranging from 7% to 7 7/8%. In September 1997, FPL redeemed all $2 million of the 5.90% installment purchase and security contracts due 2007. Also in September 1997, FPL redeemed approximately $32 million principal amount of secured medium-term notes, 8.20% series due 2002.

In October 1997, FPL redeemed approximately $126 million principal amount of first mortgage bonds, 8 1/2% series due 2022. Also in October 1997, FPL called for redemption, in December 1997, approximately $99 million principal amount of secured medium-term notes, 8% series due 2022.

3.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be $1.6 billion for 1997 through 1999. Included in this three-year forecast are capital expenditures for 1997 of approximately $590 million, of which $355 million had been spent through September 30, 1997. FPL Group Capital Inc (FPL Group Capital) and its subsidiaries, primarily ESI Energy, Inc. (ESI), have guaranteed approximately $144 million of lease obligations, debt service payments and other payments subject to certain contingencies.

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

FPL participates in nuclear insurance mutual companies that provide
$2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $72 million in retrospective premiums.

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

FPL self-insures certain of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. FPL maintains a funded storm and property insurance reserve, which totaled approximately $244 million at September 30, 1997, for T&D property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has entered into certain long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of the Southern Company (Southern Companies) provide approximately 1,300 megawatts (mw) of power through mid-2010 and 374 mw through 2022.
FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. The fuel contracts provide for the transportation and supply of natural gas and coal and the supply and use of Orimulsion. Orimulsion is a new fuel that FPL expected to begin using in 1998. The contract and related use of this fuel is subject to regulatory approvals. In 1996, Florida's Power Plant Siting Board denied FPL's request to burn Orimulsion at the Manatee power plant. FPL appealed the denial. In September 1997, Florida's Power Plant Siting Board remanded selected issues for hearing before an administrative law judge. Hearings are scheduled to take place in January 1998.

The required capacity and minimum payments through 2001 under these contracts are estimated to be as follows:

                                                                                1997    1998    1999    2000    2001
                                                                                        (Millions of Dollars)
Capacity payments:
  JEA and Southern Companies ...............................................    $210    $210    $210    $210    $210
  Qualifying facilities (1) ................................................    $340    $350    $360    $370    $380
Minimum payments, at projected prices:
  Natural gas, including transportation ....................................    $360    $120    $120    $120    $120
  Orimulsion (2) ...........................................................       -       -    $140    $140    $140
  Coal .....................................................................    $ 50    $ 50    $ 40    $ 40    $ 30

(1)  Includes approximately $35 million, $35 million, $35 million, $40 million and $40 million, respectively, for capacity payments associated with two projects that are currently in dispute.  These capacity payments are subject to the outcome of the related litigation.
(2)  All of FPL's Orimulsion-related fuel supply contract obligations are subject to obtaining the required regulatory approvals.

Capacity, energy and fuel charges under these contracts were as follows:

                                   Three Months Ended September 30,             Nine Months Ended September 30,
                                  1997 Charges           1996 Charges          1997 Charges           1996 Charges
                                         Energy/                Energy/               Energy/                Energy/
                               Capacity  Fuel (1)     Capacity  Fuel (1)    Capacity  Fuel (1)     Capacity  Fuel (1)
                                                                (Millions of Dollars)
JEA and Southern Companies ..  $51(2)     $ 36        $51(2)     $ 45       $153(2)    $109        $143(2)    $112
Qualifying facilities........  $77(3)     $ 40        $70(3)     $ 34       $225(3)    $100        $209(3)    $ 96
Natural gas .................    -        $129          -        $131          -       $333           -       $314
Coal ........................    -        $ 13          -        $ 14          -       $ 40           -       $ 37

(1)  Recovered through the fuel and purchased power cost recovery clause.
(2)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(3)  Recovered through the capacity clause.

Litigation - Paul H. Wheat has filed a derivative shareholder complaint against the present directors of FPL Group (excluding Alexander W. Dreyfoos Jr.), two former directors and several present and former officers of FPL Group and FPL. The complaint was filed in August 1997 and alleges defendants grossly mismanaged FPL's nuclear power plants and are planning to engage in foreign business ventures. No claims for damages are asserted against FPL Group. The complaint asks that the defendants return the compensation they received during the time they allegedly committed the acts complained of and pay FPL Group the amounts by which FPL Group was allegedly damaged; that FPL Group's board of directors be dismissed and a conservator appointed; and that plaintiff's counsel be awarded attorneys' fees. Mr. Wheat's principal legal counsel is Greenfield & Rifkin LLP, the current law firm of Richard Greenfield. Mr. Greenfield has previously been suspended from practicing law because he was found guilty of defrauding the courts. Defendants have filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted and, among other things, because Mr. Greenfield is generally unfit to represent shareholders in any representative action.

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

FPL Group and FPL believe that they have meritorious defenses to the litigation to which they are parties described above and are vigorously defending these suits. Accordingly, the liabilities, if any, arising from these proceedings are not anticipated to have a material adverse effect on their financial statements.

4.  Summarized Financial Information of FPL Group Capital

FPL Group Capital's debentures are guaranteed by FPL Group and included in FPL Group's condensed consolidated balance sheets. Operating revenues of FPL Group Capital for the nine months ended September 30, 1997 and 1996 were approximately $132 million and $45 million, respectively. For the same period, operating expenses were approximately $119 million and $45 million. Net income for the nine months ended September 30, 1997 and 1996 was approximately $26 million and $11 million, respectively.

At September 30, 1997, FPL Group Capital had current assets of approximately $201 million, noncurrent assets of approximately $1.418 billion, current liabilities of approximately $254 million and noncurrent liabilities of approximately $1.015 billion. At December 31, 1996, FPL Group Capital had approximately $144 million of current assets, $857 million of noncurrent assets, $182 million of current liabilities and $595 million of noncurrent liabilities. The consolidation of the Doswell Limited Partnership in the first quarter of 1997 increased total assets and liabilities by approximately $450 million. The partnership is an exempt wholesale generator that owns and operates a 663 mw electric generating unit.

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

RESULTS OF OPERATIONS

The principal operations of FPL Group consist of the generation, transmission, distribution and sale of electric energy by FPL. Net income for the three and nine months ended September 30, 1997 benefitted from FPL's growing customer base and lower interest and preferred stock dividends at FPL, partly offset by higher depreciation expense. FPL's other operations and maintenance (O&M) expenses increased slightly during the quarter, but were lower for the nine months ended September 30, 1997. FPL Group s other operations, mainly ESI, also contributed to the improved financial results for the quarter and year-to-date periods. Certain fluctuations resulting from FPL's operations, primarily interest expense, were offset in FPL Group's financial statements because, beginning with the first quarter of 1997, FPL Group's financial statements include the accounts of the Doswell Limited Partnership. The partnership is an exempt wholesale generator that owns and operates a 663 mw electric generating unit.

FPL's revenues from base rates for the three and nine months ended September 30, 1997 increased to $1.02 billion and $2.67 billion, respectively, from approximately $1.01 billion and $2.64 billion for the same periods in 1996. The increases reflect a 1.9% increase in customer accounts, partly offset by a decrease in energy usage per retail customer of 0.4% for the three month period and a 1.8% and 0.7% increase in customer accounts and energy usage per retail customer, respectively, for the nine month period. Energy usage reflects changes in weather conditions. Revenues for the nine months ended
September 30, 1997 also reflect a weather-related shift in sales between customer classes and the different rates charged to those classes. Cost recovery clause revenues and franchise fees comprise substantially all of the remaining portion of FPL's operating revenues. These revenues represent a pass-through of costs and do not significantly affect net income.

FPL's O&M expenses increased for the three months ended
September 30, 1997, primarily due to costs associated with improvements to FPL s distribution system that are designed to enhance service reliability. For the nine months ended September 30, 1997, FPL s O&M expenses decreased mainly due to lower nuclear refueling outage costs. FPL's interest expense and preferred stock dividend requirements also declined, resulting from reductions in outstanding debt and preferred stock balances. The increase in FPL Group's interest expense reflects the consolidation of the Doswell Limited Partnership beginning in 1997. Depreciation and amortization expense in all periods presented includes amortization recorded under the special amortization program, which is a function of retail base revenues. Such amortization totaled $48 million and $164 million for the three and nine months ended September 30, 1997, respectively, and $61 million and $162 million during the same periods in 1996. Special amortization in 1997 is being applied against regulatory assets, primarily debt reacquisition costs of FPL.
Depreciation and amortization expense for the third quarter of 1997 also included the effect of increased depreciation rates on certain of FPL's generating units. Improved earnings from FPL Group's other operations, mainly new and restructured wind, geothermal and solar projects at ESI, during the three and nine months ended September 30, 1997 are reflected in other-net in FPL Group's condensed consolidated statements of income.

In April 1997, the FPSC voted to extend through 1999 FPL's program to amortize certain specified assets, mainly costs associated with nuclear and fossil generating assets and debt reacquisition costs, based on the level of retail base revenues achieved compared to a fixed amount. The decision was subject to any third party request for hearings. Such a request was filed, and hearings regarding the extension are scheduled to take place in November 1997. The hearings will not address amounts recorded prior to January 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Using available cash flows from operations, FPL has redeemed certain series of its preferred stock and first mortgage bonds, thereby reducing preferred stock dividends and interest expense. Additionally, during the three and nine months ended September 30, 1997, FPL Group repurchased 184,300 and 902,300 shares of common stock, respectively. These actions are consistent with management's intent to reduce debt and preferred stock balances and the number of outstanding shares of common stock when considered appropriate. See Note 2.

The change in cash flows from investing activities primarily reflects additional investment in existing domestic energy-related projects. For information concerning capital commitments, see Note 3.

In September 1997, FPL filed a petition with the FPSC seeking to increase the annual contribution to the storm and property insurance reserve fund from $20 million to $35 million retroactive to January 1, 1997. The FPSC is scheduled to consider this matter before the end of 1997.

        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Paul H. Wheat has filed a derivative shareholder complaint against the present directors of FPL Group (excluding Alexander W. Dreyfoos Jr.), two former directors and several present and former officers of FPL
Group and FPL. The complaint was filed on August 29, 1997 in the Florida Circuit Court in Palm Beach County. It alleges defendants grossly mismanaged FPL's nuclear power plants and are planning to engage in foreign business ventures. No claims for damages are asserted against FPL Group. The complaint asks that the defendants return the compensation they received during the time they allegedly committed the acts complained of and pay FPL Group the amounts by which FPL Group was allegedly damaged; that FPL Group's board of directors be dismissed and a conservator appointed; and that plaintiff's counsel be awarded attorneys' fees. Mr. Wheat's principal legal counsel is Greenfield & Rifkin LLP, the current law firm of Richard Greenfield. Mr. Greenfield has previously been suspended from practicing law because he was found guilty of defrauding the courts. Defendants have filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted and, among other things, because Mr. Greenfield is generally unfit to represent shareholders in any representative action.

Item 5.  Other Information

(a) Reference is made to Item 1. Business - FPL Operations - System Capability and Load in the 1996 Form 10-K for FPL Group and FPL.

         On August 14, 1997, FPL reached a record summer energy peak demand of 16,557 mw. Adequate resources were available at the time of peak to meet customer demand.

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




Date:  November 4, 1997

                    MICHAEL W. YACKIRA
                    Michael W. Yackira
Vice President, Finance and Chief Financial Officer of FPL Group, Inc.,
     Senior Vice President, Finance and Chief Financial Officer of
               Florida Power & Light Company
        (Principal Financial Officer of the Registrants)