Form 10-K
period 1997-12-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 1998-02-27
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
           WASHINGTON, D.C. 20549

                 FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

                                                                                         Name of exchange
                                                                                        on which registered
Securities registered pursuant to Section 12(b) of the Act:
   FPL Group, Inc.:  Common Stock, $.01 Par Value and Preferred Share Purchase Rights    New York Stock Exchange
   Florida Power & Light Company:  None

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

Aggregate market value of the voting stock of FPL Group, Inc. held by non-affiliates as of January 31, 1998 (based on the closing market price on the Composite Tape on January 31, 1998) was $10,407,089,108 (determined by subtracting from the number of shares outstanding on that date the number of shares held by directors and officers of FPL Group, Inc.).

There was no voting stock of Florida Power & Light Company held by non-affiliates as of January 31, 1998.

The number of shares outstanding of each class of FPL Group, Inc.
common stock, as of the latest practicable date: Common Stock, $.01 Par Value, outstanding at January 31, 1998: 181,762,385 shares

As of January 31, 1998, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL
Group, Inc.

    DOCUMENTS INCORPORATED BY REFERENCE

Portions of FPL Group, Inc.'s Proxy Statement for the 1998 Annual
Meeting of Shareholders are incorporated by reference in Part III hereof.
       ______________________________

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

                DEFINITIONS


Acronyms and defined terms used in the text include the following:

Term                                        Meaning
capacity clause                    Capacity cost recovery clause
Central Maine                      Central Maine Power Company
charter                            Restated Articles of Incorporation, as amended, of FPL Group or FPL, as the case may be
conservation clause                Energy conservation cost recovery clause
DOE                                United States Department of Energy
EMF                                Electric and magnetic fields
environmental clause               Environmental compliance cost recovery clause
ESI                                ESI Energy, Inc.
EWG                                Exempt wholesale generator
FDEP                               Florida Department of Environmental Protection
FERC                               Federal Energy Regulatory Commission
FGT                                Florida Gas Transmission Company
FMPA                               Florida Municipal Power Agency
FPL                                Florida Power & Light Company
FPL Energy                         FPL Energy, Inc.
FPL Group                          FPL Group, Inc.
FPL Group Capital                  FPL Group Capital Inc
FPL Group International            FPL Group International, Inc.
FPSC                               Florida Public Service Commission
fuel clause                        Fuel and purchased power cost recovery clause
Holding Company Act                Public Utility Holding Company Act of 1935, as amended
IBEW                               International Brotherhood of Electrical Workers
JEA                                Jacksonville Electric Authority
kv                                 Kilovolt
kva                                Kilovolt-ampere
kwh                                Kilowatt-hour
Management's Discussion            Item 7. Management's Discussion and Analysis of Financial Condition
                                     and Results of Operations
mortgage                           FPL's Mortgage and Deed of Trust dated as of January 1, 1944, as supplemented and amended
mw                                 Megawatt(s)
Note                               Note      to Consolidated Financial Statements
NRC                                United States Nuclear Regulatory Commission
Nuclear Waste Policy Act           Nuclear Waste Policy Act of 1982
O&M expenses                       Other operations and maintenance expenses in the Consolidated
                                     Statements of Income
PURPA                              Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities              Non-utility power production facilities meeting the requirements of a qualifying facility under the PURPA
Reform Act                         Private Securities Litigation Reform Act of 1995
ROE                                Return on common equity
SJRPP                              St. Johns River Power Park
Turner                             Turner Foods Corporation

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

In connection with the safe harbor provisions of the Reform Act, FPL Group and FPL (collectively, the Company) are hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the Company made by or on behalf of the Company which are made in this combined Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Company's actual results to differ materially from those contained in forward-looking statements of the Company made by or on behalf of the Company.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include prevailing governmental policies and regulatory actions, including those of the FERC, the FPSC and the NRC, with respect to allowed rates of return, industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, decommissioning costs, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

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

                   PART I

Item 1.  Business

                 FPL GROUP

FPL Group is a public utility holding company, as defined in the Holding Company Act. It was incorporated in 1984 under the laws of Florida. FPL Group's principal subsidiary, FPL, is engaged in the generation, transmission, distribution and sale of electric energy. Other operations are conducted through FPL Group Capital and its subsidiaries and mainly consist of independent power projects and agricultural operations. FPL Group and its subsidiaries employ 10,039 persons.

FPL Group is exempt from substantially all of the provisions of the Holding Company Act on the basis that FPL Group's and FPL's businesses are predominantly intrastate in character and carried on substantially in a single state in which both are incorporated.

               FPL OPERATIONS

General. FPL was incorporated under the laws of Florida in 1925 and is a wholly-owned subsidiary of FPL Group. FPL supplies electric service throughout most of the east and lower west coasts of Florida. This service territory contains 27,650 square miles with a population of approximately 7 million. During 1997, FPL served 3.6 million customer accounts. Operating revenues were as follows:

                                                           Years Ended December 31,
                                                           1997     1996      1995
                                                            (Millions of Dollars)
Residential ...........................................   $3,394   $3,324    $3,097
Commercial ............................................    2,222    2,116     1,953
Industrial ............................................      206      203       195
Other, including the net change in unbilled revenues ..      310      343       285
                                                          $6,132   $5,986    $5,530

Regulation. The retail operations of FPL provided approximately 99% of FPL's operating revenues for 1997. Such operations are regulated by the FPSC which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters. FPL is also subject to regulation by the FERC in various respects, including the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.

FPL's nuclear power plants are subject to the jurisdiction of the NRC. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such power plants to continuing review and regulation.

Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, EMF from power lines and substations, noise and aesthetics, solid waste and other environmental matters. Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. FPL estimates that capital expenditures required to comply with environmental laws and regulations for 1998 through 2000 will not be material. These expenditures are included in FPL's projected capital expenditures set forth in Item 1. Business - FPL Operations - Capital Expenditures.

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

The basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system. These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base approximates FPL's weighted cost of capital, which includes its costs for debt and preferred stock and an allowed ROE. FPL's currently authorized ROE range is 11% to 13% with a midpoint of 12%. The FPSC monitors FPL's ROE through a surveillance report that is filed monthly by FPL with the FPSC. The FPSC does not provide assurance that the allowed ROE will be achieved. Base rates are determined in rate proceedings which occur at irregular intervals at the initiative of FPL, the FPSC or a substantially affected party. FPL's last base rate proceeding was in 1984. In 1990, FPL's base rates were reduced following a change in federal income tax rates. In December 1997, a large customer of FPL filed a petition with the FPSC requesting a limited scope proceeding to reduce FPL's base rates. The petition asks the FPSC to reduce FPL's authorized ROE and to exclude amounts recorded under an FPSC-approved special amortization program in determining the amount of the rate reduction. FPL Group is unable to predict what course of action the FPSC might take and what effect, if any, this matter would have on FPL Group's and FPL's financial statements.

Fuel costs totaled $1.7 billion in 1997 and are recovered through levelized charges per kwh established pursuant to the fuel clause. These charges are calculated semi-annually based on estimated costs of fuel and estimated customer usage for the ensuing six-month period, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods.

Capacity payments to other utilities and generating companies for purchased power are recovered through the capacity clause and base rates. In 1997, $430 million was recovered through the capacity clause. Costs associated with implementing energy conservation programs totaled $119 million in 1997 and are recovered through the conservation clause. Costs of complying with federal, state and local environmental regulations enacted after April 1993 totaled $14 million in 1997 and are recovered through the environmental clause to the extent not included in base rates.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred. Such costs may include O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable and costs associated with the construction or acquisition of new facilities.

Competition. The electric utility industry is facing increasing competitive pressure. FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 1997, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues. Various states, other than Florida, have either enacted legislation or are pursuing initiatives designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers. Similar initiatives are also being pursued on the federal level. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generation assets should be separated from transmission, distribution and other assets.

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

While legislators and state regulatory commissions will decide what impact, if any, competitive forces will have on retail transactions, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. In 1993, FPL filed with the FERC a comprehensive revision of its service offerings in the wholesale market. FPL proposed changes to its wholesale sales tariffs for service to municipal and cooperatively-owned electric utilities and its power sharing (interchange) agreements with other utilities. In addition, FPL proposed expanding its transmission offerings for new services by switching from individually negotiated contracts to three tariffs of general applicability. FPL began collecting the proposed rates in 1994, subject to refund pending the final ruling on its proposal. In December 1995, the administrative law judge issued his initial decision, ruling in favor of FPL on some issues and against FPL on others. In 1996, the FERC revised its policies with respect to transmission service and required all jurisdictional utilities to have on file at the FERC open access transmission tariffs. In general, these policies require a utility to provide to third parties access to the utility's transmission system on a basis comparable to the uses the utility makes of its own system and at comparable rates. FPL updated its 1993 filing to accommodate the FERC's revised policies. A final decision on these filings is pending before FERC.

FPL is a defendant in an antitrust suit filed by the FMPA. The complaint includes an alleged inability to utilize FPL's transmission facilities to wheel power. See Item 3. Legal Proceedings.

System Capability and Load. FPL's resources for serving load as of December 31, 1997 consisted of 18,589 mw of electric power, of which 16,416 mw are from FPL-owned facilities (see Item 2.
Properties - Generating Facilities) and 2,173 mw are obtained through purchased power contracts. See Note 9 - Contracts. The compounded annual growth rate of kwh sales and customers was 2.5% and 1.9%, respectively, for the three years ended December 31, 1997.

Customer usage and operating revenues are typically higher during the summer months largely due to the prevalent use of air conditioning in FPL's service territory. However, occasionally, extremely cold temperatures during the winter months result in unusually high electricity usage for a short period of time.

Capital Expenditures. FPL's capital expenditures totaled $551 million in 1997, $474 million in 1996 and $669 million in 1995. Capital expenditures for the 1998-2000 period are expected to be approximately $1.8 billion, including $620 million in 1998. This estimate is subject to continuing review and adjustment, and actual capital expenditures may vary from this estimate. See Management's Discussion - Liquidity and Capital Resources.

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

In mid-1995, the St. Lucie nuclear plant began experiencing a series of mechanical and operational problems that resulted in increased attention and fines from the NRC. In 1997, St. Lucie's operating performance improved as a result of corrective actions implemented by St. Lucie's management team. Also during 1997, the St. Lucie Unit No. 1 steam generators were replaced and put into service.

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

FPL leases nuclear fuel for all four of its nuclear units.  See
Note 1 - Nuclear Fuel. Under the Nuclear Waste Policy Act, the DOE is required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants. Through 1997, FPL has paid approximately $341 million in such fees to the DOE's Nuclear Waste Fund. The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act. In 1997, FPL joined a number of other utilities in a lawsuit against the DOE seeking to suspend payments for future transportation and disposal. Alternatively, the utilities proposed to hold the funds in escrow until a nuclear waste storage facility is available. In November 1997, a court ruled that DOE failed to meet the statutory deadline for spent fuel disposal, and ordered that the DOE could not assert a claim that its delay was unavoidable in any defense against lawsuits seeking money damages. The DOE has appealed this decision. The court also declined the utilities' request for an order to have the DOE begin disposal of spent nuclear fuel, and did not specifically address the request to escrow the Nuclear Waste Fund payments. In December 1997, FPL and a number of other utilities filed a petition with the DOE requesting suspension of payments into the Nuclear Waste Fund in light of the DOE's impending default on taking title to and disposing of spent nuclear fuel. This Petition was denied by the DOE. In February 1998, FPL and the other utilities petitioned an appeals court for an order preventing the DOE from using money in the Nuclear Waste Fund to pay the utilities' damages for the DOE's breach of obligation. Currently, FPL is storing spent fuel on site and plans to provide adequate storage capacity for all of its spent nuclear fuel, pending its removal by the DOE.

In 1994, FPL entered into a 20-year contract with Bitor America to purchase Orimulsion, a fuel that is an emulsion of bitumen and water and is priced equivalently to coal. FPL has committed to purchase Orimulsion to satisfy approximately 60% of the capacity of the Manatee units, but may elect to purchase sufficient Orimulsion to satisfy the Manatee units' total capacity. See Item 2.
Properties - Generating Facilities. The contract is contingent upon FPL obtaining an operating permit from environmental agencies to use Orimulsion at the Manatee units. In 1996, Florida's Power Plant Siting Board denied FPL's request to burn Orimulsion at the Manatee power plant. FPL appealed the denial. In 1997, Florida's Power Plant Siting Board remanded selected issues for hearing before an administrative law judge. Hearings took place in January and February 1998. A decision is pending.

Energy Marketing and Trading. During 1997, FPL formed a division to buy and sell wholesale energy commodities, such as natural gas and electric power. Initially, the primary focus of the Energy Marketing & Trading Division has been the procurement of natural gas for FPL's own use in power generation (the effects of which are reflected in the cost of fuel recovered through the fuel clause) and the sale of excess electric power. The level of trading activity is expected to grow as FPL seeks to manage the risk associated with fluctuating fuel prices, increase value from its own power generation and position itself to take advantage of opportunities in evolving energy-related markets throughout the country.

Electric and Magnetic Fields. In recent years, public, scientific and regulatory attention has been focused on possible adverse health effects of EMF. These fields are created whenever electricity flows through a power line or an appliance. Several epidemiological (i.e., statistical) studies have suggested a linkage between EMF and certain types of cancer, including leukemia and brain cancer; other studies have been inconclusive, contradicted earlier studies or have shown no such linkage. Neither these epidemiological studies nor clinical studies have produced any conclusive evidence that EMF does or does not cause adverse health effects.

The FDEP has promulgated regulations setting standards for EMF levels within and at the edge of the rights of way for transmission lines, and FPL is in compliance with these regulations. The FDEP reviewed its EMF standards in 1997 and confirmed the field limits previously established. Future changes in the standards could require additional capital expenditures by FPL for such things as increasing the right of way corridors or relocating or reconfiguring transmission facilities. At present it is not known whether any such expenditures will be required.

Employees.  FPL had 9,588 employees at December 31, 1997.
Approximately 34% of the employees are represented by the IBEW under a collective bargaining agreement with FPL. In 1997, IBEW members approved a new collective bargaining agreement which expires on October 31, 2000.

         OTHER FPL GROUP OPERATIONS

FPL Group Capital, a wholly-owned subsidiary of FPL Group, holds the capital stock and provides funding for the operating subsidiaries other than FPL. At December 31, 1997, FPL Group Capital and its subsidiaries represented approximately 10% of FPL Group's total assets. The business activities of these companies primarily consist of independent power projects and agricultural operations.

FPL Energy. In January 1998, FPL Energy was formed as a subsidiary of FPL Group Capital to manage existing non-regulated investments and to pursue new investment opportunities in the domestic and international energy markets. All of the capital stock of ESI and FPL Group International was transferred to FPL Energy in January and two separate investment transactions were announced. First, FPL Energy announced an agreement to acquire, subject to approval by federal and state regulators, the non-nuclear generation assets of Central Maine, in a transaction that is expected to close in the second half of 1998. FPL Energy, through ESI, also announced participation in a joint venture that owns and operates two 300 mw combined-cycle power plants located in Massachusetts and New Jersey. FPL Energy's focus is on environmentally-favored generation including natural gas, wind, geothermal, solar, biomass, and, with the expected addition of the Central Maine assets later in 1998, hydro.

FPL Energy's participation in the domestic energy market has changed in recent years from non-controlling equity investments to a more active role including ownership, management, operation, construction and development of many projects. This active role is expected to continue as opportunities in the non-regulated generation market are pursued. FPL Energy currently owns or has non-controlling ownership interests in a number of independent power projects totaling approximately 3,100 mw of generating capacity. These projects are geographically concentrated in California and Virginia. Upon completion of the acquisition of the Central Maine assets, generating capacity will increase to over 4,200 mw.

Deregulation of the electricity utility market across the United States presents both opportunities and risks for FPL Energy. Opportunities exist for the selective acquisition of generation assets that are being divested under deregulation plans and for the construction and operation of efficient plants that can sell low-cost power in competitive markets. However, market-based pricing, new entrants and the possibility of reduced availability of long-term power purchase agreements may result in fluctuations in revenues and earnings. FPL Energy has long-term power purchase agreements in place with utilities for essentially all of its existing portfolio. The majority of power generated by the Central Maine assets will be sold under a power purchase agreement until the year 2000, when market-based pricing is implemented.

FPL Energy also holds non-controlling investments in natural gas and geothermal generator projects totaling 300 mw located in Colombia and Indonesia, and owns a 5 mw wind farm in Northern Ireland.
Essentially all of the output from these projects is subject to long-term power purchase agreements. The project in Colombia is expanding its generating capability and the Indonesian project is under development. FPL Energy is monitoring the economic uncertainty in Indonesia, but currently anticipates no material adverse effect on FPL Group's financial statements from its investment there.

Turner. FPL Group Capital's agricultural subsidiary, Turner, owns and operates citrus groves in Florida. Turner's primary product is juice oranges, which are sold to processors for the premium not-from-concentrate, as well as the domestic frozen-concentrate, orange juice markets. Other products include grapefruit and specialty fruits. Turner's operations are seasonal, with the majority of the citrus harvest taking place between January and April.

As of December 31, 1997, Turner owned or leased approximately 30,000 acres of citrus properties, which included 19,000 planted acres, 3,000 acres of undeveloped land and 8,000 acres of infrastructure, wetlands and reservoirs.

EXECUTIVE OFFICERS OF THE REGISTRANTS (a)(b)

        Name           Age                                Position                                  Effective Date
James L. Broadhead     62    Chairman of the Board, President and Chief Executive Officer
                               of FPL Group ....................................................   May 8, 1990
                             Chairman of the Board and Chief Executive Officer of FPL ..........   January 15, 1990
Dennis P. Coyle        59    General Counsel and Secretary of FPL Group ........................   June 1, 1991
                             General Counsel and Secretary of FPL ..............................   July 1, 1991
K. Michael Davis       51    Controller and Chief Accounting Officer of FPL Group ..............   May 13, 1991
                             Vice President, Accounting, Controller and Chief Accounting
                               Officer of FPL ..................................................   July 1, 1991
Paul J. Evanson        56    President of FPL ..................................................   January 9, 1995
Lawrence J. Kelleher   50    Vice President, Human Resources of FPL Group ......................   May 13, 1991
                             Senior Vice President, Human Resources of FPL .....................   July 1, 1991
Thomas F. Plunkett     58    President, Nuclear Division of FPL ................................   March 1, 1996
Dilek L. Samil         42    Treasurer of FPL Group ............................................   May 13, 1991
                             Treasurer of FPL ..................................................   July 1, 1991
C. O. Woody            59    President, Power Generation Division of FPL Group and FPL .........   January 15, 1998
Michael W. Yackira     46    President of FPL Energy, Inc. .....................................   January 15, 1998

(a)    Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.  Except as noted below, each officer has held his or her present position for five years or more and his or her employment history is continuous.
(b)    The business experience of the executive officers is as follows: Mr. Evanson was formerly vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL; Mr. Plunkett was site vice president at Turkey Point; Mr. Woody was senior vice president, power generation of FPL; and Mr. Yackira was vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL from January 1995 to January 1998.  Prior to that, Mr. Yackira was senior vice president, market and regulatory services of FPL.

Item 2.  Properties

FPL Group and its subsidiaries maintain properties which are adequate for their operations. At December 31, 1997, the electric generating, transmission, distribution and general facilities of FPL represent 47%, 13%, 33% and 7%, respectively, of FPL's gross investment in electric utility plant in service.

Generating Facilities.   As of December 31, 1997, FPL had the
following generating facilities:

                                                                        No. of                  Net Warm Weather
                 Facility                            Location           Units      Fuel      Peaking Capability (mw)
STEAM TURBINES
  Cape Canaveral .........................     Cocoa, FL                   2      Oil/Gas                 810
  Cutler .................................     Miami, FL                   2      Gas                     215
  Fort Myers .............................     Fort Myers, FL              2      Oil                     544
  Manatee ................................     Parrish, FL                 2      Oil                   1,638
  Martin .................................     Indiantown, FL              2      Oil/Gas               1,630
  Port Everglades ........................     Port Everglades, FL         4      Oil/Gas               1,227
  Riviera ................................     Riviera Beach, FL           2      Oil/Gas                 580
  St. Johns River Power Park .............     Jacksonville, FL            2      Coal/Petroleum Coke     260(a)
  St. Lucie ..............................     Hutchinson Island, FL       2      Nuclear               1,553(b)
  Sanford ................................     Lake Monroe, FL             3      Oil/Gas                 926
  Scherer ................................     Monroe County, GA           1      Coal                    667(c)
  Turkey Point ...........................     Florida City, FL            2      Oil/Gas                 810
                                                                           2      Nuclear               1,386
COMBINED-CYCLE
  Lauderdale .............................     Dania, FL                   2      Gas/Oil                 860
  Martin .................................     Indiantown, FL              2      Gas                     860
  Putnam .................................     Palatka, FL                 2      Gas/Oil                 498
COMBUSTION TURBINES
  Fort Myers .............................     Fort Myers, FL             12      Oil                     626
  Lauderdale .............................     Dania, FL                  24      Oil/Gas                 876
  Port Everglades ........................     Port Everglades, FL        12      Oil/Gas                 438
DIESEL UNITS
  Turkey Point ...........................     Florida City, FL            5      Oil                      12
TOTAL ....................................                                                             16,416

(a)    Represents FPL's 20% individual ownership interest in SJRPP Units Nos. 1 and 2, which are jointly owned with the JEA.
(b)    Excludes Orlando Utilities Commission's and the FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(c)    Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with the JEA.

FPL Energy has wholly-owned generating facilities totaling 830 mw, the largest being a 665 mw gas-fired combined-cycle plant in Virginia. The remaining facilities include solar- and wind-power generators located in California and Northern Ireland.

Transmission and Distribution. FPL owns and operates 478 substations with a total capacity of 104,493,440 kva. Electric transmission and distribution lines owned and in service as of December 31, 1997 are as follows:

                                                                             Overhead Lines     Trench and Submarine
                          Nominal Voltage                                      Pole Miles           Cable Miles
500 kv ............................................................               1,107(a)                  -
230 kv ............................................................               2,196                    31
138 kv ............................................................               1,405                    48
115 kv ............................................................                 672                     -
 69 kv ............................................................                 166                    11
Less than 69 kv ...................................................              39,168                20,086
Total .............................................................              44,714                20,176

(a)    Includes approximately 80 miles owned jointly with the JEA.

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

Item 3.  Legal Proceedings

In 1991, FPL entered into 30-year power purchase agreements with two qualifying facilities (as defined by PURPA) located in Palm Beach County, Florida. The power plants, which have a total generating capacity of 125 mw, were intended to sell capacity and energy to FPL and to provide steam to sugar processors. The plants were to be fueled by bagasse (sugar cane waste) and wood waste. Construction of the plants was funded, in part, through the sale of $288.5 million of solid waste industrial development revenue bonds (the bonds). The plants are owned by Okeelanta Power Limited Partnership (Okeelanta); Osceola Power Limited Partnership (Osceola); Flo-Energy Corp.; Glades Power Partnership; Gator Generating Company, Limited Partnership; and Lake Power Leasing Partnership (collectively, the partnerships).

In January 1997, FPL filed a complaint against Okeelanta and Osceola in the Circuit Court for Palm Beach County, Florida, seeking an order declaring that FPL s obligations under the power purchase agreements were rendered of no force and effect because the power plants failed to accomplish commercial operation before January 1, 1997, as required by the agreements. In November 1997, the complaint was amended to include all the partnerships.

The partnerships filed for bankruptcy under Chapter XI of the United States Bankruptcy Code in May 1997 and ceased all attempts to operate the power plants in September 1997. In November 1997, the partnerships entered into an agreement with the holders of more than 70% of the bonds. This agreement gives the holders of a majority of the principal amount of the bonds (the majority bondholders) the right to control, fund and manage any litigation against FPL and the right to settle with FPL on any terms such majority bondholders approve, provided that certain agreements with the sugar processors are not affected and certain other conditions are met.

In January 1998, the partnerships (through the attorneys for the majority bondholders) filed an answer denying the allegations in FPL s complaint and asserting a counterclaim for approximately $2 billion, consisting of all capacity payments that could have been made over the 30-year term of the power purchase agreements plus some security deposits. The partnerships also seek three times their actual damages for alleged violations of Florida antitrust laws, plus attorneys fees.

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

In the event that FPL Group or FPL does not prevail in these suits, there may be a material adverse effect on their financial statements. However, FPL Group and FPL believe that they have meritorious defenses to the litigation to which they are parties and are vigorously defending these suits. Accordingly, the liabilities, if any, arising from these proceedings are not anticipated to have a material adverse effect on their financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                  PART II

Item 5.  Market for the Registrants' Common Equity and Related
Stockholder Matters

Common Stock Data. All of FPL's common stock is owned by FPL Group. FPL Group's common stock is traded on the New York Stock Exchange. The high and low sales prices for the common stock of FPL Group as reported in the consolidated transaction reporting system of the New York Stock Exchange for each quarter during the past two years are as follows:

                          Quarter                                               1997                     1996
                                                                          High         Low         High        Low
First .......................................................           $46 3/4      $43 5/8     $48         $42 1/8
Second ......................................................           $48 1/8      $42 5/8     $46 1/4     $41 1/2
Third .......................................................           $51 9/16     $45 1/2     $46 5/8     $42 5/8
Fourth ......................................................           $60          $49 1/2     $48 1/8     $43 1/8

Approximate Number of Stockholders. As of the close of business on January 31, 1998, there were 60,024 holders of record of FPL Group's common stock.

Dividends. Quarterly dividends have been paid on common stock of FPL Group during the past two years in the following amounts:

                                            Quarter                                                    1997     1996
First .........................................................................................        $.48     $.46
Second ........................................................................................        $.48     $.46
Third .........................................................................................        $.48     $.46
Fourth ........................................................................................        $.48     $.46

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

Item 6.  Selected Financial Data

                                                                            Years Ended December 31,
                                                               1997       1996       1995       1994        1993

SELECTED DATA OF FPL GROUP
(Millions of Dollars, except per share amounts):
Operating revenues ......................................    $ 6,369    $ 6,037    $ 5,592    $ 5,423    $ 5,312
Net income ..............................................    $   618    $   579    $   553    $   519    $   429(a)
Earnings per share of common stock(b) ...................    $  3.57    $  3.33    $  3.16    $  2.91    $  2.30(a)
Dividends paid per share of common stock ................    $  1.92    $  1.84    $  1.76    $  1.88    $  2.47
Total assets ............................................    $12,449    $12,219    $12,459    $12,618    $13,078
Long-term debt, excluding current maturities ............    $ 2,949    $ 3,144    $ 3,377    $ 3,864    $ 3,749
Obligations of FPL under capital lease, excluding
  current maturities ....................................    $   186    $   182    $   179    $   186    $   271
Preferred stock of FPL with sinking fund requirements,
  excluding current maturities ..........................          -    $    42    $    50    $    94    $    97

Energy sales (millions of kwh)(c)........................     84,765     80,889     79,756     77,096     72,455

SELECTED DATA OF FPL (Millions of Dollars):
Operating revenues ......................................    $ 6,132    $ 5,986    $ 5,530    $ 5,343    $ 5,224
Net income available to FPL Group........................    $   608    $   591    $   568    $   529    $   425(a)
Total assets ............................................    $11,172    $11,531    $11,751    $11,821    $11,911
Long-term debt, excluding current maturities ............    $ 2,420    $ 2,981    $ 3,094    $ 3,581    $ 3,463

Energy sales (millions of kwh) ..........................     82,734     80,889     79,756     77,096     72,455

Energy sales:
  Residential ...........................................       50.6%      51.1%      50.8%      50.2%      50.2%
  Commercial ............................................       39.8       38.6       38.5       38.8       39.3
  Industrial ............................................        4.7        4.7        4.9        5.0        5.4
  Interchange power sales ...............................        2.1        2.6        1.6        2.5        2.6
  Other(d) ..............................................        2.8        3.0        4.2        3.5        2.5
Total ...................................................      100.0%     100.0%     100.0%     100.0%     100.0%

Approximate 60-minute net peak served (mw)(e):
  Summer season .........................................     16,613     16,064     15,813     15,179     15,266
  Winter season .........................................     13,047     16,490     18,096     16,563     12,594

Average number of customer accounts (thousands):
  Residential ...........................................      3,209      3,153      3,097      3,038      2,974
  Commercial ............................................        389        381        374        366        358
  Industrial ............................................         15         15         15         16         15
  Other .................................................          3          2          3          2          3
Total ...................................................      3,616      3,551      3,489      3,422      3,350

Average price per kwh sold (cents)(f) ...................       7.29       7.29       6.83       6.82       7.10

(a)    Reduced by $85 million, or $.45 per share, after-tax effect of cost reduction program charge.
(b)    Basic and assuming dilution.
(c)    Includes consolidated entities only from the date of consolidation.
(d)    Includes the net change in unbilled sales.
(e)    The winter season includes November and December of the current year and January through March of the following year.
(f)    Includes the net change in unbilled and cost recovery clause revenues.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

FPL Group's net income and earnings per share for 1997 grew 6.7% and 7.2%, respectively. The improvement over the respective 1996 growth rates of 4.7% and 5.4% is primarily due to better operating results in FPL Group's other businesses, particularly ESI's independent power projects. A number of ESI's projects have been restructured to gain more direct operating control and projects have been added.
Beginning in 1997, several projects are consolidated in FPL Group's financial statements, including the accounts of a 665 mw gas-fired EWG and two solar projects. In January 1998, FPL Group announced the formation of FPL Energy, an FPL Group Capital subsidiary, that will hold directly or indirectly all generation assets not owned by FPL.

FPL continues to represent the predominant portion of FPL Group's operations. FPL's results over the past three years reflect a combination of continued growth in the number of customers served by FPL and actions taken by management to accelerate the amortization of nuclear and fossil fuel generating assets and regulatory assets, and to reduce debt and preferred stock balances.

FPL's operating revenues represent about 96% of FPL Group's operating revenues and primarily consist of revenues from base rates, cost recovery clauses and franchise fees. Revenues from FPL's base rates were $3.5 billion, $3.4 billion and $3.4 billion in 1997, 1996 and 1995, respectively. There were no changes in base rates during those years. Revenues from cost recovery clauses and franchise fees represent a pass-through of costs and do not significantly affect net income. Fluctuations in these revenues are primarily driven by changes in energy sales, fuel prices and capacity charges. Clause revenues and the related fuel, purchased power and interchange expense increased in 1996 primarily due to higher fuel prices and higher capacity charges as an additional purchased power contract became effective. See Note 9 - Contracts. In 1997, FPL Group's operating revenues and fuel, purchased power and interchange expense include the effects of consolidating some independent power projects formerly accounted for as equity investments.

The population in FPL's service territory continued to grow, contributing to retail customer growth of 1.8%, 1.8% and 1.9% in 1997, 1996 and 1995, respectively. In 1997, warmer weather contributed to an increase in retail customer usage of 1.2%, while in 1996, milder weather conditions resulted in a decrease in retail customer usage of 1.3%. Extreme weather in 1995 contributed to an increase in usage of 2.5%. Together these factors and changes in sales to other utilities contributed to an increase in FPL's total energy sales of 2.3%, 1.4% and 3.5% in 1997, 1996 and 1995, respectively. The consolidation of some independent power projects increased FPL Group energy sales in 1997.

The FPSC regulates FPL's retail sales, which represent approximately 94% of FPL Group's total operating revenues. FPL reported a retail regulatory ROE of 12.3%, 12.1% and 12.3% in 1997, 1996 and 1995,
respectively. The ROE range authorized by the FPSC for these periods was 11% to 13% with a midpoint of 12%. In December 1997, a large customer of FPL filed a petition with the FPSC requesting a limited scope proceeding to reduce FPL's base rates. The petition asks the FPSC to reduce FPL's authorized ROE and to exclude amounts recorded under an FPSC-approved special amortization program in determining the amount of the rate reduction. FPL Group is unable to predict what course of action the FPSC might take and what effect, if any, this matter would have on FPL Group's and FPL's financial statements.

O&M expenses increased in 1997, following several years of decline, primarily as a result of additional costs associated with the conservation clause. Excluding these costs, which are essentially a pass-through and do not affect net income, O&M expenses declined slightly as a result of lower nuclear refueling and lower payroll-related costs. Partially offsetting these items were higher maintenance costs on FPL's distribution system to improve service reliability. O&M expenses are expected to increase in 1998 due to a continuing focus on improving service reliability and higher storm fund accruals. In 1996, cost savings from operational improvements were partially offset by the third quarter adoption of an FPSC-approved change in accounting for costs associated with nuclear refueling outages. See Note 1 - Accrual for Nuclear Maintenance Costs. O&M expenses in 1995 include charges associated with facilities consolidation and inventory reductions.

The increases in depreciation and amortization expense are primarily the result of an FPSC-approved special amortization program initiated by FPL in 1995. The program calls for recording as amortization expense a fixed amount of $30 million per year for nuclear assets plus, through 1997, an additional amount of amortization based on the level of retail base revenues achieved compared to a fixed amount for nuclear and fossil generating assets and certain regulatory assets. Under this program, $199 million, $160 million and $126 million of special amortization was recorded in 1997, 1996 and 1995, respectively. The 1997 and 1996 amounts include, as depreciation and amortization expense, $169 million and $20 million, respectively, for amortization of regulatory assets. All other special amortization amounts were applied against nuclear and fossil production assets.
In December 1997, the FPSC voted to extend this program through 1999 and added costs associated with the decommissioning of nuclear plants and dismantling fossil plants to the cost categories covered by the plan. The decision was made after the FPSC conducted hearings that were requested by a third party. In addition to depreciation and amortization recorded under the special amortization program, in 1997, 1996 and 1995 FPL amortized $22 million, $28 million and $37 million, respectively, of plant-related regulatory assets deferred since FPL's last rate case in 1984. It is anticipated that substantially all of the remaining $24 million balance will be amortized in 1998 as authorized by the FPSC. In 1997 and 1996 the FPSC approved higher depreciation rates for certain assets which resulted in additional depreciation of $31 million and $22 million in 1997 and 1996, respectively.

FPL lowered its interest charges and preferred stock dividends by reducing debt and preferred stock balances. FPL Group has reduced these balances, net of commercial paper increases, over the past three years by $1.0 billion ($1.4 billion for FPL). In 1997, additional debt has been assumed as a result of ESI's portfolio restructuring and expansion resulting in higher interest charges at FPL Group.

Improved results in 1997 from independent power partnerships contributed to an increase in the non-operating line other - net of FPL Group. The 1996 change in other - net of both FPL Group and FPL resulted from an accounting rule change, approved by the FPSC, that eliminated the capitalization of interest and return on equity on all but very large construction projects.

The lower effective income tax rate in 1997 and 1996 reflects increased amortization of FPL's deferred investment tax credits due to the special amortization program and adjustments of prior years' tax matters.

The electric utility industry is facing increasing competitive pressure. FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 1997, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues. Various states, other than Florida, have either enacted legislation or are pursuing initiatives designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers. Similar initiatives are also being pursued on the federal level. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generation assets should be separated from transmission, distribution and other assets. In the event the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund. Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment. Since there is no deregulation proposal currently under consideration in Florida, FPL is unable to predict what impact would result from a change to a more competitive environment or when such a change might occur. See
Note 1 - Regulation.

FPL Group is working to resolve the potential impact of the year 2000 on the processing of information by its computer systems. An assessment of identified software, including vendor-supplied software, has been completed and work has begun to make the necessary modifications. The estimated cost of addressing year 2000 issues in software applications is not expected to have a material adverse effect on FPL Group's financial statements. FPL Group continues to assess the potential financial and operational impacts of computerized processes embedded in operating equipment.

Liquidity and Capital Resources

FPL Group's primary capital requirements consist of expenditures to meet increased electricity usage and customer growth of FPL. Capital expenditures of FPL for the period 1998 through 2000 are expected to be approximately $1.8 billion, including $620 million for 1998.
Also, in January 1998 FPL Group acquired interests in two power plants in the Northeast and announced plans to purchase all of Central Maine's non-nuclear generation assets. The Central Maine transaction is expected to close in the second half of 1998 and is subject to approval by federal and state regulators. Commitments for energy-related acquisitions, including the acquisitions mentioned above, are $1.1 billion for 1998. Other acquisitions may be made as opportunities arise. See Note 9 - Commitments. In 1997, FPL's capital expenditures were higher than 1996 as a result of costs associated with the replacement of steam generators at St. Lucie Unit No. 1. The further planned increase in 1998 reflects reliability improvements to be made to the distribution system. Expenditures on independent power projects in 1997 by FPL Group's other operating subsidiaries, primarily ESI, were $291 million. This increase over prior years is the result of ESI's expansion and restructuring of various projects.

Debt maturities of FPL Group's subsidiaries will require cash outflows of approximately $718 million ($535 million for FPL) through 2002, including $198 million ($180 million for FPL) in 1998. See
Note 6. It is anticipated that cash requirements for FPL's capital expenditures, energy-related investments and debt maturities in 1998 will be satisfied with internally generated funds and debt issuances. Any internally generated funds not required for capital expenditures and current maturities may be used to reduce outstanding debt, preferred or common stock, or for investment. Any temporary cash needs will be met by short-term bank borrowings. Bank lines of credit currently available to FPL Group and its subsidiaries aggregate $1.3 billion ($900 million for FPL).

In 1997, FPL Group's board of directors authorized the repurchase of up to 10 million shares of common stock over an unspecified period. During 1997, FPL Group repurchased 0.7 million shares of common stock under this program and 0.3 million shares under a previously authorized stock repurchase program.

FPL self-insures for damage to certain transmission and distribution properties and maintains a funded storm reserve to reduce the financial impact of storm losses. The balance of the storm fund reserve at December 31, 1997 was $252 million. Bank lines of credit of $300 million, included in the $1.3 billion above, are also available if needed to provide cash for storm restoration costs. The FPSC has indicated that it would consider future storm losses in excess of the funded reserve for possible recovery from customers. FPL filed a request for FPSC approval to increase the annual storm fund contribution from $20 million to $35 million; a decision by the FPSC is pending.

In 1996, the FASB issued an exposure draft on accounting for obligations associated with the retirement of long-lived assets and recently decided to restudy the matter. A method proposed by the FASB would require the present value of estimated future cash flows to decommission FPL's nuclear power plants and dismantle its fossil power plants to be recorded as an increase to asset balances and as a liability. This amount is currently estimated to be $1.5 billion. Under that proposal, it is anticipated that there will be no effect on cash flows and, because of the regulatory treatment, there will be no significant effect on net income.

FPL Group Capital and its subsidiaries have guaranteed approximately $240 million of lease obligations, debt service payments and other payments subject to certain contingencies. This amount includes guarantees associated with acquisitions occurring in early 1998.

FPL's charter and mortgage contain provisions which, under certain conditions, restrict the payment of dividends and the issuance of additional unsecured debt, first mortgage bonds and preferred stock. Given FPL's current financial condition and level of earnings, expected financing activities and dividends are not affected by these limitations.

Market Risk Sensitivity

All financial instruments and positions held by FPL Group and FPL described below are held for purposes other than trading.

Interest rate risk - The special use funds of FPL include restricted funds set aside to cover the cost of storm damage and for the decommissioning of FPL's nuclear power plants. A portion of these funds is invested in fixed income debt securities carried at their market value of $640 million at December 31, 1997. Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment. Because the funds set aside for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer term securities as decommissioning activities are not expected to begin until 2012. Market risk associated with all of these securities is estimated as the potential loss in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $19 million.

The fair value of FPL Group's and FPL's long-term debt is also affected by changes in interest rates. Over the last several years, the outstanding long-term debt balance has been substantially reduced, resulting in a significant decrease in the related interest expense, and a portion of the remaining debt balance has been converted to variable rate debt. Interest rate swap agreements entered into by an FPL Group subsidiary reduce the impact of interest rate changes on its variable rate debt (total notional principal amount of $267 million at December 31, 1997). The following presents the sensitivity of the fair value of debt and interest rate swap agreements to a hypothetical 10% decrease in interest rates:

                                                                                                        Hypothetical
                                                                             Carrying                   Increase in
                                                                              Value      Fair Value     Fair Value(a)
                                                                                   (Millions of Dollars)
Long-term debt of FPL ................................................       $ 2,600     $ 2,679(b)        $ 92
Long-term debt of FPL Group ..........................................       $ 3,147     $ 3,236(b)        $103
Interest rate swap agreements of FPL Group ...........................             -     $    31(c)        $  6

(a)    Calculated based on the change in discounted cash flow.
(b)    Based on quoted market prices for these or similar issues.
(c)    Based on the estimated cost to terminate the agreements.

While a decrease in interest rates would increase the fair value of debt, it is unlikely that events that would result in a realized loss will occur.

Equity price risk - Included in the special use funds of FPL are marketable equity securities carried at their market value of $367 million at December 31, 1997. A hypothetical 10% decrease in the prices quoted by stock exchanges would result in a $37 million reduction in fair value and corresponding adjustment to the related liability accounts based on current regulatory treatment.

Other risks - Under current cost-based regulation, FPL's cost of fuel is recovered through the fuel clause, with no effect on earnings. In line with FPL's ongoing efforts to control costs, and to address the commodity price risk that FPL would face in a deregulated environment, FPL formed a division to buy and sell wholesale energy commodities, such as natural gas and electric power. Initially, the primary focus of the Energy Marketing & Trading Division has been the procurement of natural gas for FPL's own use in power generation (the effects of which are reflected in the cost of fuel recovered through the fuel clause) and the sale of excess electric power. At December 31, 1997, there were no material open positions in these activities. The level of trading activity is expected to grow as FPL seeks to manage the risk associated with fluctuating fuel prices, increase value from its own power generation and position itself to take advantage of opportunities in evolving energy-related markets throughout the country.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk See Management's Discussion - Market Risk Sensitivity.

Item 8.  Financial Statements and Supplementary Data


        INDEPENDENT AUDITORS' REPORT



FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY:

We have audited the consolidated financial statements of FPL Group, Inc. and of Florida Power & Light Company, listed in the accompanying index at Item 14(a)1 of this Annual Report (Form 10-K) to the Securities and Exchange Commission for the year ended December 31, 1997. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group, Inc. and Florida Power & Light Company at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 13, 1998

              FPL GROUP, INC.
     CONSOLIDATED STATEMENTS OF INCOME
  (In millions, except per share amounts)

                                                                                          Years Ended December 31,
                                                                                          1997      1996      1995
OPERATING REVENUES .................................................................     $6,369    $6,037    $5,592

OPERATING EXPENSES:
  Fuel, purchased power and interchange ............................................      2,255     2,131     1,722
  Other operations and maintenance .................................................      1,231     1,189     1,206
  Depreciation and amortization ....................................................      1,061       960       918
  Taxes other than income taxes ....................................................        594       586       549
    Total operating expenses .......................................................      5,141     4,866     4,395

OPERATING INCOME ...................................................................      1,228     1,171     1,197

OTHER INCOME (DEDUCTIONS):
  Interest charges .................................................................       (291)     (267)     (291)
  Preferred stock dividends - FPL ..................................................        (19)      (24)      (43)
  Other - net ......................................................................          4        (7)       19
    Total other deductions - net ...................................................       (306)     (298)     (315)

INCOME BEFORE INCOME TAXES .........................................................        922       873       882

INCOME TAXES .......................................................................        304       294       329

NET INCOME .........................................................................     $  618    $  579    $  553

Earnings per share of common stock (basic and assuming dilution) ...................      $3.57     $3.33     $3.16
Dividends per share of common stock ................................................      $1.92     $1.84     $1.76
Average number of common shares outstanding ........................................        173       174       175

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              FPL GROUP, INC.
        CONSOLIDATED BALANCE SHEETS
           (Millions of Dollars)

                                                                                                    December 31,
                                                                                                   1997       1996
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and other property .......................................   $17,430    $16,593
  Nuclear fuel under capital lease ...........................................................       186        182
  Construction work in progress ..............................................................       204        258
  Less accumulated depreciation and amortization .............................................    (8,466)    (7,649)
    Total property, plant and equipment - net ................................................     9,354      9,384

CURRENT ASSETS:
  Cash and cash equivalents ..................................................................        54        196
  Customer receivables, net of allowances of $9 and $12 ......................................       501        462
  Materials, supplies and fossil fuel inventory - at average cost ............................       302        268
  Deferred clause expenses ...................................................................       122        127
  Other ......................................................................................       122        120
    Total current assets .....................................................................     1,101      1,173

OTHER ASSETS:
  Special use funds of FPL ...................................................................     1,007        806
  Other investments ..........................................................................       282        327
  Other ......................................................................................       705        529
    Total other assets .......................................................................     1,994      1,662

TOTAL ASSETS .................................................................................   $12,449    $12,219

CAPITALIZATION:
  Common shareholders' equity ................................................................   $ 4,845    $ 4,592
  Preferred stock of FPL without sinking fund requirements ...................................       226        290
  Preferred stock of FPL with sinking fund requirements ......................................         -         42
  Long-term debt .............................................................................     2,949      3,144
    Total capitalization .....................................................................     8,020      8,068

CURRENT LIABILITIES:
  Short-term debt ............................................................................       134          -
  Current maturities of long-term debt and preferred stock ...................................       198        155
  Accounts payable ...........................................................................       368        308
  Customers' deposits ........................................................................       279        268
  Accrued interest and taxes .................................................................       180        259
  Other ......................................................................................       340        284
    Total current liabilities ................................................................     1,499      1,274

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ..........................................................     1,473      1,531
  Deferred regulatory credit - income taxes ..................................................       166        129
  Unamortized investment tax credits .........................................................       229        251
  Storm and property insurance reserve .......................................................       252        223
  Other ......................................................................................       810        743
    Total other liabilities and deferred credits .............................................     2,930      2,877

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .........................................................   $12,449    $12,219

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              FPL GROUP,  INC.
   CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Millions of Dollars)

                                                                                          Years Ended December 31,
                                                                                          1997      1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................................     $  618    $  579    $  553
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................      1,061       960       918
      Decrease in deferred income taxes and related regulatory credit ..............        (30)      (76)      (90)
      Increase (decrease) in accrued interest and taxes ............................        (79)       39        10
      Other - net ..................................................................         27        90       119
    Net cash provided by operating activities ......................................      1,597     1,592     1,510

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures of FPL ......................................................       (551)     (474)     (661)
  Independent power investments ....................................................       (291)      (52)      (37)
  Other - net.......................................................................         45         -        (4)
    Net cash used in investing activities ..........................................       (797)     (526)     (702)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt .......................................................         42         -       178
  Retirement of long-term debt and preferred stock .................................       (717)     (338)     (574)
  Increase (decrease) in short-term debt ...........................................        113      (179)      (56)
  Repurchase of common stock .......................................................        (48)      (82)      (69)
  Dividends on common stock ........................................................       (332)     (320)     (309)
  Other - net.......................................................................          -         3       (18)
    Net cash used in financing activities ..........................................       (942)     (916)     (848)

Net increase (decrease) in cash and cash equivalents ...............................       (142)      150       (40)
Cash and cash equivalents at beginning of year .....................................        196        46        86
Cash and cash equivalents at end of year ...........................................     $   54    $  196    $   46

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest ...........................................................     $  287    $  248    $  276
  Cash paid for income taxes .......................................................     $  434    $  381    $  391

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Additions to capital lease obligations ...........................................     $   81    $   86    $   84
  Debt assumed for property additions ..............................................     $  420    $   33         -

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

       FLORIDA POWER & LIGHT COMPANY
     CONSOLIDATED STATEMENTS OF INCOME
           (Millions of Dollars)

                                                                                         Years Ended December 31,
                                                                                         1997      1996      1995
OPERATING REVENUES ................................................................    $6,132    $5,986    $5,530

OPERATING EXPENSES:
  Fuel, purchased power and interchange ...........................................     2,196     2,131     1,722
  Other operations and maintenance ................................................     1,132     1,127     1,138
  Depreciation and amortization ...................................................     1,034       955       909
  Income taxes ....................................................................       329       329       347
  Taxes other than income taxes ...................................................       592       585       549
    Total operating expenses ......................................................     5,283     5,127     4,665

OPERATING INCOME ..................................................................       849       859       865

OTHER INCOME (DEDUCTIONS):
  Interest charges ................................................................      (227)     (246)     (270)
  Other - net .....................................................................         5         2        16
    Total other deductions - net ..................................................      (222)     (244)     (254)

NET INCOME ........................................................................       627       615       611

PREFERRED STOCK DIVIDENDS .........................................................        19        24        43

NET INCOME AVAILABLE TO FPL GROUP, INC. ...........................................    $  608    $  591    $  568

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

       FLORIDA POWER & LIGHT COMPANY
        CONSOLIDATED BALANCE SHEETS
           (Millions of Dollars)

                                                                                                    December 31,
                                                                                                  1997       1996
ELECTRIC UTILITY PLANT:
  Plant in service .........................................................................    $16,819    $16,406
  Less accumulated depreciation ............................................................     (8,355)    (7,610)
    Net ....................................................................................      8,464      8,796
  Nuclear fuel under capital lease .........................................................        186        182
  Construction work in progress ............................................................        131        220
      Electric utility plant - net .........................................................      8,781      9,198

CURRENT ASSETS:
  Cash and cash equivalents ................................................................          3         78
  Customer receivables, net of allowances of $9 and $12 ....................................        471        460
  Materials, supplies and fossil fuel inventory - at average cost ..........................        242        248
  Deferred clause expenses .................................................................        122        127
  Other ....................................................................................        104         98
      Total current assets .................................................................        942      1,011

OTHER ASSETS:
  Special use funds ........................................................................      1,007        806
  Other ....................................................................................        442        516
      Total other assets ...................................................................      1,449      1,322

TOTAL ASSETS ...............................................................................    $11,172    $11,531

CAPITALIZATION:
  Common shareholder's equity ..............................................................    $ 4,814    $ 4,668
  Preferred stock without sinking fund requirements ........................................        226        289
  Preferred stock with sinking fund requirements ...........................................          -         42
  Long-term debt ...........................................................................      2,420      2,981
      Total capitalization .................................................................      7,460      7,980

CURRENT LIABILITIES:
  Commercial paper .........................................................................         40          -
  Current maturities of long-term debt and preferred stock .................................        180          4
  Accounts payable .........................................................................        344        299
  Customers' deposits ......................................................................        279        268
  Accrued interest and taxes ...............................................................        180        301
  Other ....................................................................................        289        256
      Total current liabilities ............................................................      1,312      1,128

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ........................................................      1,070      1,147
  Deferred regulatory credit - income taxes ................................................        166        129
  Unamortized investment tax credits .......................................................        229        251
  Storm and property insurance reserve .....................................................        252        223
  Other ....................................................................................        683        673
      Total other liabilities and deferred credits .........................................      2,400      2,423

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .......................................................    $11,172    $11,531

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

       FLORIDA POWER & LIGHT COMPANY
   CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Millions of Dollars)

                                                                                       Years Ended December 31,
                                                                                      1997       1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................................    $  627     $  615     $  611
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ............................................     1,034        955        909
      Decrease in deferred income taxes and related regulatory credit...........       (98)       (25)      (107)
      Increase (decrease) in accrued interest and taxes ........................      (121)        22         12
      Other - net ..............................................................        61         41         97
    Net cash provided by operating activities ..................................     1,503      1,608      1,522

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .........................................................      (551)      (474)      (661)
  Other - net ..................................................................       (83)      (124)       (73)
    Net cash used in investing activities ......................................      (634)      (598)      (734)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ...................................................         -          -        170
  Retirement of long-term debt and preferred stock .............................      (505)      (333)      (574)
  Increase (decrease) in commercial paper ......................................        40       (179)       (47)
  Capital contributions from FPL Group, Inc. ...................................       140        195        280
  Dividends ....................................................................      (619)      (617)      (597)
  Other - net ..................................................................         -          2        (21)
    Net cash used in financing activities ......................................      (944)      (932)      (789)

Net increase (decrease) in cash and cash equivalents ...........................       (75)        78         (1)
Cash and cash equivalents at beginning of year .................................        78          -          1
Cash and cash equivalents at end of year .......................................    $    3     $   78     $    -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest .......................................................    $  216     $  228     $  252
  Cash paid for income taxes ...................................................    $  575     $  379     $  479

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Additions to capital lease obligations .......................................    $   81     $   86     $   84

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1997, 1996 and 1995


1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation - FPL Group, Inc.'s (FPL Group) operating activities consist of a rate-regulated public utility, Florida Power & Light Company (FPL), independent power projects and agricultural operations. FPL supplies electric service to 3.6 million customers throughout most of the east and lower west coasts of Florida. The independent power projects consist of owned and controlled entities, which are consolidated, and non-controlling ownership interests in joint ventures or leveraged leases.

The consolidated financial statements of FPL Group and FPL include the accounts of their respective majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation. The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Regulation - FPL is subject to regulation by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). Its rates are designed to recover the cost of providing electric service to its customers including a reasonable rate of return on invested capital. As a result of this cost-based regulation, FPL follows the accounting practices set forth in Statement of Financial Accounting Standards No. (FAS) 71, "Accounting for the Effects of Certain Types of Regulation." FAS 71 indicates that regulators can create assets and impose liabilities that would not be recorded by non-regulated entities. Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process. Recoverability of regulatory assets is assessed at each reporting period.

Various states, other than Florida, have either enacted legislation or are pursuing initiatives designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers. Similar initiatives are also being pursued on the federal level. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generation assets should be separated from transmission, distribution and other assets. It is generally believed that under any proposal, transmission and distribution activities would remain regulated.

In the event that FPL's generating operations are no longer subject to the provisions of FAS 71, as a result of market-based pricing due to regulatory or other changes, portions of the existing regulatory assets and liabilities that relate to generation would be written off unless regulators specify an alternative means of recovery or refund. The principal regulatory assets and liabilities are as follows:

                                                                                                   December 31,
                                                                                                   1997    1996
                                                                                               (Millions of Dollars)
Assets (included in other assets):
  Unamortized debt reacquisition costs ......................................................      $171    $283
  Plant-related deferred costs ..............................................................      $ 24    $ 46
  Nuclear maintenance reserve cumulative effect adjustment ..................................      $ 14    $ 21
  Deferred Department of Energy assessment ..................................................      $ 48    $ 53

Liabilities:
  Deferred regulatory credit - income taxes .................................................      $166    $129
  Unamortized investment tax credits ........................................................      $229    $251
  Storm and property insurance reserve ......................................................      $252    $223

The storm and property insurance reserve is primarily related to transmission and distribution properties. The amounts presented above exclude clause-related regulatory assets and liabilities that are recovered or refunded over six- or twelve-month periods. These amounts are included in current assets and liabilities in the consolidated balance sheets. Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment. Since there is no deregulation proposal currently under consideration in Florida, FPL is unable to predict what impact would result from a change to a more competitive environment or when such a change might occur.

In 1995, FPL began amortizing the plant-related deferred costs in the preceding table over a period of no more than five years as approved by the FPSC. Amounts recorded in 1997, 1996 and 1995 were $22 million, $28 million and $37 million, respectively. Pursuant to an FPSC-approved program started in 1995, FPL recorded as amortization expense a fixed amount of $30 million per year for nuclear assets plus, through 1997, an additional amount of amortization based on the level of retail base revenues achieved compared to a fixed amount for nuclear and fossil generating assets and certain regulatory assets. Under this program, $199 million, $160 million and $126 million of special amortization was recorded in 1997, 1996 and 1995, respectively. The 1997 and 1996 amounts include, as depreciation and amortization expense, $169 million and $20 million, respectively, for amortization of regulatory assets. All other special amortization amounts were applied against nuclear and fossil production assets. In December 1997, the FPSC voted to extend this program through 1999 and added costs associated with the decommissioning of nuclear plants and dismantling fossil plants to the cost categories covered by the plan. The decision was made after the FPSC conducted hearings that were requested by a third party.

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed. Unbilled base revenues are included in customer receivables and amounted to approximately $154 million and $161 million at December 31, 1997 and 1996, respectively.

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

In December 1997, a large customer of FPL filed a petition with the FPSC requesting a limited scope proceeding to reduce FPL's base rates. The petition asks the FPSC to reduce FPL's authorized return on common equity and to exclude amounts recorded under the FPSC-approved special amortization program in determining the amount of the rate reduction. FPL Group is unable to predict what course of action the FPSC might take and what effect, if any, this matter would have on FPL Group's and FPL's financial statements.

Electric Plant, Depreciation and Amortization - The cost of additions to units of utility property of FPL is added to electric utility plant. The cost of units of utility property retired, less net salvage, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance
(O&M) expenses. At December 31, 1997, the generating, transmission, distribution and general facilities of FPL represented approximately 47%, 13%, 33% and 7%, respectively, of FPL's gross investment in electric utility plant in service. Substantially all electric utility plant of FPL is subject to the lien of a mortgage securing FPL's first mortgage bonds; a portion of the remaining electric plant in service is pledged as collateral for the senior term loan of FPL Group Capital Inc (FPL Group Capital).

Depreciation of electric property is primarily provided on a straight-line average remaining life basis. FPL includes in depreciation expense a provision for fossil plant dismantlement and nuclear plant decommissioning. For substantially all of FPL's property, depreciation and fossil fuel plant dismantlement studies are performed and filed with the FPSC at least every four years. Depreciation studies were filed in December 1997 and will be effective for 1998. The next fossil fuel plant dismantlement studies are scheduled to be filed by October 1, 1998 and will be effective for 1999. The weighted annual composite depreciation rate was approximately 4.3% for 1997, 4.1% for 1996 and 4.0% for 1995, excluding the effects of decommissioning and dismantlement.
Further, these rates exclude approximately $222 million, $188 million and $163 million, respectively, of special and plant-related deferred cost amortization. See Regulation.

Nuclear Fuel - FPL leases nuclear fuel for all four of its nuclear units. Nuclear fuel lease expense was $85 million, $94 million and $104 million in 1997, 1996 and 1995, respectively. Included in this expense was an interest component of $9 million, $10 million and $11 million in 1997, 1996 and 1995, respectively. Nuclear fuel lease payments and a charge for spent nuclear fuel disposal are charged to fuel expense on a unit of production method. These costs are recovered through the fuel and purchased power cost recovery clause (fuel clause). Under certain circumstances of lease termination, FPL is required to purchase all nuclear fuel in whatever form at a purchase price designed to allow the lessor to recover its net investment cost in the fuel, which totaled $186 million at December 31, 1997. For ratemaking, these leases are classified as operating leases. For financial reporting, the capital lease obligation is recorded at the amount due in the event of lease termination.

Decommissioning and Dismantlement of Generating Plant - FPL accrues nuclear decommissioning costs over the expected service life of each unit. Nuclear decommissioning studies are performed at least once every five years for FPL's four nuclear units and are submitted to the FPSC for approval. The next studies are scheduled to be filed by October 1, 1998 and will be effective for 1999. These studies assume prompt dismantlement for the Turkey Point Unit Nos. 3 and 4 with decommissioning activities commencing in 2012 and 2013, respectively.
St. Lucie Unit No. 1 will be mothballed in 2016 until St. Lucie Unit No. 2 is ready for decommissioning in 2023. These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S.
Government facility. Decommissioning expense accruals, included in depreciation and amortization expense, were $85 million in 1997, 1996 and 1995. FPL's portion of the ultimate cost of decommissioning its four units, including dismantlement and reclamation, expressed in 1997 dollars, is currently estimated to aggregate $1.5 billion. At December 31, 1997 and 1996, the accumulated provision for nuclear decommissioning totaled $998 million and $805 million, respectively, and is included in accumulated depreciation.

Similarly, FPL accrues the cost of dismantling its fossil fuel plants over the expected service life of each unit. Fossil dismantlement expense totaled $17 million in both 1997 and 1996 and $25 million in 1995, and is included in depreciation and amortization expense. The ultimate cost of dismantlement for the fossil units, expressed in 1997 dollars, is estimated to be $266 million. At December 31, 1997 and 1996, the accumulated provision for fossil dismantlement totaled $162 million and $146 million, respectively, and is a component of accumulated depreciation.

Restricted assets for the payment of future expenditures to decommission FPL's nuclear units are included in special use funds of FPL. At December 31, 1997 and 1996, decommissioning fund assets were $850 million and $667 million, respectively. Securities held in the decommissioning fund are carried at market value with market adjustments resulting in a corresponding adjustment to the accumulated provision for nuclear decommissioning. See Note 3. Contributions to the funds are based on current period decommissioning expense. Additionally, fund earnings, net of taxes are reinvested in the funds. The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

In 1996, the Financial Accounting Standards Board (FASB) issued an exposure draft on accounting for obligations associated with the retirement of long-lived assets and recently decided to restudy the matter. A method proposed by the FASB would require the present value of estimated future cash flows to decommission FPL's nuclear power plants and dismantle its fossil power plants to be recorded as an increase to asset balances and as a liability. This amount is currently estimated to be $1.5 billion. Under that proposal, it is anticipated that there will be no effect on cash flows and, because of the regulatory treatment, there will be no significant effect on net income.

Accrual for Nuclear Maintenance Costs - In 1996, the FPSC approved a new method of accounting for maintenance costs incurred during nuclear refueling outages. Under this new method, the estimated maintenance costs relating to each unit's next planned outage will be accrued over the period beginning when the unit resumes operations until the end of the next refueling outage. Any difference between the estimated and actual costs will be included in O&M expenses when known. This approach results in FPL recognizing maintenance costs equivalent to slightly less than three outages per year based upon the current refueling outage schedule for FPL's four nuclear units. The cumulative effect of adopting this accounting method was $35 million and, in accordance with the FPSC order, was recorded as a regulatory asset which will be amortized and included in O&M expenses over a period not to exceed five years.
In 1997 and 1996, $7 million and $14 million, respectively, of the cumulative adjustment was expensed.

Construction Activity - In accordance with an FPSC rule, FPL is not permitted to capitalize interest or a return on common equity during construction, except for projects that cost in excess of 1/2% of plant in service and will require more than one year to complete. The FPSC allows construction projects below the 1/2% threshold as an element of rate base. FPL Group's non-regulated operations capitalize interest on construction projects.

Storm and Property Insurance Reserve Fund (storm fund) - The storm fund provides coverage toward storm damage costs and possible retrospective premium assessments stemming from a nuclear incident under the various insurance programs covering FPL's nuclear generating plants. The storm fund, which totaled $157 million and $139 million at December 31, 1997 and 1996, respectively, is included in special use funds of FPL. Securities held in the fund are carried at market value with market adjustments resulting in a corresponding adjustment to the storm and property insurance reserve. See Note 3 and
Note 9 - Insurance. Fund earnings, net of taxes, are reinvested in the fund. The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Other Investments - Included in other investments in FPL Group's consolidated balance sheets are FPL Group's participation in leveraged leases of $154 million and $157 million at December 31, 1997 and 1996, respectively. Additionally, other investments include non-majority owned interests in partnerships and joint ventures, essentially all of which are accounted for under the equity method.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Short-Term Debt - The year end weighted-average interest rate on short-term debt at December 31, 1997 was 6.3% (6.6% for FPL).
Approximately $29 million of the non-FPL fossil-fuel inventory is pledged as collateral for short-term debt.

Retirement of Long-Term Debt - The excess of FPL's reacquisition cost over the book value of long-term debt is deferred and amortized to expense ratably over the remaining life of the original issue, which is consistent with its treatment in the ratemaking process. Under the special amortization program, $110 million of this regulatory asset was amortized in 1997. See Regulation. FPL Group Capital expenses this cost in the period incurred.

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities. FPL is included in the consolidated federal income tax return filed by FPL Group. FPL determines its income tax provision on the "separate return method." The deferred regulatory credit - income taxes of FPL represents the revenue equivalent of the difference in accumulated deferred income taxes computed under FAS 109, "Accounting for Income Taxes," as compared to regulatory accounting rules. This amount is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities which resulted in the initial recognition of the deferred tax amount. Investment tax credits (ITC) for FPL are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment. The special amortization program included amortization of regulatory assets related to income taxes of $59 million and $20 million in 1997 and 1996, respectively.

2.  Employee Retirement Benefits

Pension Benefits - Substantially all employees of FPL Group and its subsidiaries are covered by a noncontributory defined benefit pension plan. Plan benefits are generally based on employees' years of service and compensation during the last years of employment. Participants are vested after five years of service. During 1997, the pension plan was amended and restated to a cash balance design. This plan amendment, together with changes in assumptions, caused a $38 million decrease in 1997 pension cost and a $236 million decrease in the 1997 projected benefit obligation. Under this new design, benefits are described in terms of account balances and they accrue ratably over the years of service. All costs of the FPL Group pension plan are allocated to participating subsidiaries on a pro rata basis. In September 1997, a special retirement program was accepted by 456 bargaining unit employees at FPL.

For 1997, 1996 and 1995 the components of pension cost are as follows:

                                                                                           Years Ended December 31,
                                                                                           1997      1996      1995
                                                                                             (Millions of Dollars)
Service cost ......................................................................       $  38     $  38     $  32
Interest cost on projected benefit obligation .....................................          76        90        88
Actual return on plan assets ......................................................        (343)     (123)     (350)
Net amortization and deferral .....................................................         160       (24)      211
Negative pension cost .............................................................         (69)      (19)      (19)
Effect of special retirement programs .............................................          18         -         5
FPL Group's pension cost ..........................................................       $ (51)    $ (19)    $ (14)

Pension cost allocated to FPL .....................................................       $ (50)    $ (18)    $ (13)

FPL Group and its subsidiaries fund the pension cost calculated under the entry age normal level percentage of pay actuarial cost method, provided that this amount satisfies the minimum funding standards of the Employee Retirement Income Security Act of 1974, as amended, and is not greater than the maximum tax deductible amount for the year. No contributions to the plan were required for 1997, 1996 or 1995.

A reconciliation of the funded status of the plan to the amounts recognized in FPL Group's consolidated balance sheets is presented below:

                                                                                                     December 31,
                                                                                                    1997      1996
                                                                                                (Millions of Dollars)
Plan assets at fair value, primarily listed stocks and bonds (a) ............................      $2,287    $1,996
Actuarial present value of benefits for services rendered to date (a):
  Accumulated benefits based on salaries to date, including vested benefits
    of $1.103 billion and $898 million ......................................................       1,127       951
  Additional benefits based on estimated future salary levels ...............................          19       311
Projected benefit obligation (a) ............................................................       1,146     1,262
Plan assets in excess of projected benefit obligation .......................................       1,141       734
Prior service (credits) costs not recognized in net periodic pension cost ...................        (117)      175
Unrecognized net asset at January 1, 1986, being amortized
  over 19 years - net of accumulated amortization ...........................................        (163)     (187)
Unrecognized net gain .......................................................................        (762)     (675)
Prepaid pension cost of FPL Group ...........................................................      $   99    $   47

Prepaid pension cost allocated to FPL .......................................................      $   94    $   43

(a)    Measured as of September 30.

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.50% and 7.00% for 1997 and 1996, respectively. The assumed rate of increase in future compensation levels was 5.5% for both years. The expected long-term rate of return on plan assets used in determining pension cost was 7.75% for 1997, 1996 and 1995. In 1996, FPL Group elected to change the measurement date for pension obligations and plan assets from December 31 to September 30. The effect of this accounting change was not material.

Other Postretirement Benefits - FPL Group and its subsidiaries have defined benefit postretirement plans for health care and life insurance benefits that cover substantially all employees. All costs of the FPL
Group plans are allocated to participating subsidiaries on a pro rata basis. Eligibility for health care benefits is based upon age plus years of service at retirement. The plans are contributory and contain cost-sharing features such as deductibles and coinsurance. FPL Group has set a cap on company contributions for postretirement health care which may be reached at some point in the future depending on actual claims experience. Generally, life insurance benefits for retirees are capped at $50,000. FPL Group's policy is to fund postretirement benefits in amounts determined at the discretion of management.

For 1997, 1996 and 1995, the components of net periodic postretirement benefit cost are as follows:

                                                                                           Years Ended December 31,
                                                                                           1997      1996      1995
                                                                                             (Millions of Dollars)
Service cost ...........................................................................   $  6      $ 5       $  4
Interest cost ..........................................................................     21       18         18
Actual return on plan assets ...........................................................    (28)      (4)       (23)
Amortization of transition obligation ..................................................      3        3          3
Net amortization and deferral ..........................................................     21       (2)        17
FPL Group's postretirement benefit cost ................................................   $ 23      $20       $ 19

Postretirement benefit cost allocated to FPL ...........................................   $ 23      $19       $ 18

A reconciliation of the funded status of the plan to the amounts recognized in FPL Group's consolidated balance sheets is presented below:

                                                                                                     December 31,
                                                                                                    1997     1996
                                                                                                (Millions of Dollars)
Plan assets at fair value, primarily listed stocks and bonds (a) ............................       $125     $107
Accumulated postretirement benefit obligation (a):
  Retirees ..................................................................................        214      189
  Fully eligible active plan participants ...................................................          9        3
  Other active plan participants ............................................................        101       81
    Total ...................................................................................        324      273
Accumulated postretirement benefit obligation in excess of plan assets ......................        199      166
Unrecognized net transition obligation (amortized over 20 years) ............................        (53)     (56)
Unrecognized net loss .......................................................................        (23)     (10)
Accrued postretirement benefit liability of FPL Group .......................................       $123     $100

Accrued postretirement benefit liability allocated to FPL ...................................       $122     $100

(a)     Measured as of September 30.

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for 1997 was 7.0% for retirees under age 65 and 6.0% for retirees over age 65.
These rates are assumed to decrease gradually to 5.0% by 2003. The cap on FPL Group's contributions mitigates the potential significant increase in costs resulting from an increase in the health care cost trend rate. Increasing the assumed health care cost trend rate by one percentage point would increase the plan's accumulated postretirement benefit obligation as of September 30, 1997 by $12 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost of the plan for 1997 by approximately $1 million.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.50% and 7.00% for 1997 and 1996, respectively. The expected long-term rate of return on plan assets used in determining postretirement benefit cost was 7.75% for 1997, 1996 and 1995. In 1996, FPL Group elected to change the measurement date for benefit obligations and plan assets from December 31 to September 30. The effect of this accounting change was not material.

3.  Financial Instruments

The carrying amounts of cash equivalents and short-term debt approximate their fair values. Certain investments of FPL Group, included in other investments, are carried at estimated fair value which was $51 million and $66 million at December 31, 1997 and 1996, respectively. The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

                                                                                    December 31,
                                                                          1997                        1996
                                                                 Carrying    Estimated       Carrying    Estimated
                                                                  Amount     Fair Value       Amount     Fair Value
                                                                               (Millions of Dollars)
Preferred stock of FPL with sinking fund requirements (a).....   $    -      $    -          $   46      $   47(b)
Long-term debt of FPL (a) ....................................   $2,600      $2,679(b)       $2,981      $3,001(b)
Long-term debt of FPL Group (a) ..............................   $3,147      $3,236(b)       $3,295      $3,319(b)
Interest rate swap agreements of FPL Group ...................   $    -      $   31(c)       $    -      $    -

(a)    Includes current maturities.
(b)    Based on quoted market prices for these or similar issues.
(c)    Based on estimated cost to terminate the agreements.

Special Use Funds - Securities held in the special use funds are carried at estimated fair value. Slightly more than one-half of the nuclear decommissioning fund consists of municipal and corporate debt securities with a weighted-average maturity of 10 years. The remaining balance consists of equity securities. The storm fund primarily consists of municipal debt securities with a weighted-average maturity of 4 years. The cost of securities sold is determined on the specific identification method. The funds had realized gains of $3 million and realized losses of $2 million in 1997, $8 million and $9 million in 1996 and $13 million and $4 million in 1995, respectively. The funds had unrealized gains of $126 million and $55 million at December 31, 1997 and 1996, respectively; the unrealized losses at those dates were $1 million and $2 million. The proceeds from the sale of securities in 1997, 1996 and 1995 were $800 million, $1.05 billion and $950 million, respectively.

4.  Common Shareholders' Equity

FPL Group - The changes in common shareholders' equity accounts of FPL Group are as follows:

                                    Common Stock (a)      Additional                                     Common
                                             Aggregate      Paid-In       Unearned       Retained     Shareholders'
                                   Shares    Par Value      Capital     Compensation     Earnings        Equity
                                                                (In Millions)
Balances, December 31, 1994 ....    187         $2          $3,486         $(304)         $1,014
  Net income ...................      -          -               -             -             553
  Repurchase of common stock ...     (2)         -             (69)            -               -
  Dividends on common stock ....      -          -               -             -            (309)
  Earned compensation under ESOP      -          -               5            17               -
  Other ........................      -          -              (2)            -               1
Balances, December 31, 1995 ....    185(b)       2           3,420          (287)          1,259
  Net income ...................      -          -               -             -             579
  Repurchase of common stock ...     (2)         -             (82)            -               -
  Dividends on common stock ....      -          -               -             -            (320)
  Earned compensation under ESOP      -          -               8            15               -
  Other ........................      -          -              (1)            -               -
Balances, December 31, 1996 ....    183(b)       2           3,345          (272)          1,518         $4,593
  Net income ...................      -          -               -             -             618
  Repurchase of common stock ...     (1)         -             (48)            -               -
  Dividends on common stock ....      -          -               -             -            (332)
  Earned compensation under ESOP      -          -               6             8               -
Balances, December 31, 1997 ....    182(b)      $2          $3,303         $(264)         $1,804         $4,845

(a)    $.01 par value, authorized - 300,000,000 shares; outstanding 181,762,385 and 182,815,135 at December 31, 1997 and
       1996, respectively.
(b)    Outstanding and unallocated shares held by the ESOP Trust totaled 8.9 million, 9.3 million and 9.8 million at December 31,
       1997, 1996 and 1995, respectively.

Common Stock Dividend Restrictions - FPL Group's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. FPL's charter and a mortgage securing FPL's first mortgage bonds contain provisions that, under certain conditions, restrict the payment of dividends and other distributions to FPL Group. These restrictions do not currently limit FPL's ability to pay dividends to FPL Group. In 1997, 1996 and 1995, FPL paid, as dividends to FPL Group, its net income available to FPL Group on a one-month lag basis.

Employee Stock Ownership Plan (ESOP) - The employee thrift plans of
FPL Group include a leveraged ESOP feature. Shares of common stock held by the Trust for the thrift plans (Trust) are used to provide all or a portion of the employers' matching contributions. Dividends received on all shares, along with cash contributions from the employers, are used to pay principal and interest on an ESOP loan held by FPL Group Capital. Dividends on shares allocated to employee accounts and used by the Trust for debt service are replaced with an equivalent amount of shares of common stock at prevailing market prices.

ESOP-related compensation expense of approximately $19 million in 1997, $23 million in 1996 and $18 million in 1995 was recognized based on the fair value of shares allocated to employee accounts during the period. Interest income on the ESOP loan is eliminated in consolidation. ESOP-related unearned compensation included as a reduction of shareholders' equity at December 31, 1997 was approximately $259 million, representing 8.9 million unallocated shares at the original issue price of $29 per share. The fair value of the ESOP-related unearned compensation account using the closing price of FPL Group stock as of December 31, 1997 was approximately $528 million.

Long-Term Incentive Plan - In 1994, FPL Group's board of directors and its shareholders approved FPL Group's current long-term incentive plan. Under this plan, 9 million shares of common stock are reserved and available for awards to officers and employees of FPL Group and its subsidiaries as of December 31, 1997. Total compensation charged against earnings under the incentive plan was not material in any year. The changes in share awards under the incentive plan are as follows:

                                                                      Performance    Restricted    Non-qualified
                                                                       Shares(a)       Stock       Option Shares(a)
Balances, December 31, 1994 .......................................     377,190        187,750         38,387
  Granted (b) .....................................................      97,786         13,500              -
  Exercised at $30 7/8 ............................................           -              -        (23,136)
  Paid/released ...................................................    (123,328)        (3,000)             -
  Forfeited .......................................................     (31,312)        (4,050)        (4,066)
Balances, December 31, 1995 .......................................     320,336        194,200         11,185
  Granted (b) .....................................................      90,772         23,000              -
  Exercised at $30 7/8 ............................................           -              -        (10,935)
  Paid/released ...................................................     (60,359)       (34,250)             -
  Forfeited .......................................................     (39,222)       (16,650)          (250)
Balances, December 31, 1996 .......................................     311,527        166,300              -
  Granted (b) .....................................................     212,011         71,000              -
  Paid/released ...................................................     (70,008)             -              -
  Forfeited .......................................................     (10,942)       (17,750)             -
Balances, December 31, 1997 .......................................     442,588(c)     219,550(d)           -

(a)    Performance shares and non-qualified option shares resulted in 132 thousand, 124 thousand and 112 thousand assumed incremental shares of common stock outstanding for purposes of computing diluted earnings per share in 1997, 1996 and
       1995, respectively.  These incremental shares did not change basic earnings per share.
(b)    The average grant date fair value of equity instruments issued under the incentive plan was $13 million in 1997, $5 million in 1996 and $4 million in 1995.
(c)    Payment of performance shares is based on the market price of FPL Group's common stock when the related performance goal is achieved.
(d)    Shares of restricted stock were issued at market value at the date of the grant.

The accounting and disclosure requirements of FAS 123, "Accounting for Stock-Based Compensation," became effective in 1996. The statement encourages a fair value-based method of accounting for stock-based compensation. FPL Group, however, elected to continue the use of the intrinsic value-based method of accounting as permitted by the statement. The results of utilizing the accounting method recommended in FAS 123 would not have a material effect on FPL Group's results of operations or earnings per share.

Other - Each share of common stock has been granted a Preferred Share Purchase Right (Right), which is exercisable in the event of certain attempted business combinations. The Rights will cause substantial dilution to a person or group attempting to acquire FPL Group on terms not approved by FPL Group's board of directors.

FPL - The changes in common shareholder's equity accounts of FPL are as follows:

                                                          Common        Additional       Retained     Common Share-
                                                         Stock (a)    Paid-In Capital    Earnings     holder's Equity
                                                                            (Millions of Dollars)
Balances, December 31, 1994 .........................     $1,373         $1,947           $ 866
  Contributions from FPL Group ......................          -            280               -
  Net income available to FPL Group .................          -              -             568
  Dividends to FPL Group ............................          -              -            (558)
  Other .............................................          -              2              (4)
Balances, December 31, 1995 .........................      1,373          2,229             872
  Contributions from FPL Group ......................          -            195               -
  Net income available to FPL Group .................          -              -             591
  Dividends to FPL Group ............................          -              -            (593)
  Other .............................................          -              -               1
Balances, December 31, 1996 .........................      1,373          2,424             871           $4,668
  Contributions from FPL Group ......................          -            140               -
  Net income available to FPL Group .................          -              -             608
  Dividends to FPL Group ............................          -              -            (601)
  Other .............................................          -              2              (3)
Balances, December 31, 1997 .........................     $1,373         $2,566           $ 875           $4,814

(a)    Common stock, no par value, 1,000 shares authorized, issued and outstanding.

5.  Preferred Stock

FPL Group's charter authorizes the issuance of 100 million shares of serial preferred stock, $.01 par value. None of these shares is outstanding. FPL Group has reserved 3 million shares for issuance upon exercise of preferred share purchase rights which expire in June 2006. Preferred stock of FPL consists of the following: (a)

                                                                       December 31, 1997
                                                                     Shares      Redemption         December 31,
                                                                   Outstanding      Price         1997       1996
                                                                                               (Millions of Dollars)
Cumulative, No Par Value, authorized 10,000,000 shares at
  December 31, 1996; without sinking fund requirements -
  $2.00 No Par Value, Series A (Involuntary Liquidation
  Value $25 Per Share) (b) ....................................                                     -       $ 63

Cumulative, $100 Par Value, authorized 15,822,500 shares at
  December 31, 1997 and 1996:
    Without sinking fund requirements:
      4 1/2% Series ...........................................      100,000       $101.00       $ 10         10
      4 1/2% Series A .........................................       50,000       $101.00          5          5
      4 1/2% Series B .........................................       50,000       $101.00          5          5
      4 1/2% Series C .........................................       62,500       $103.00          6          6
      4.32% Series D ..........................................       50,000       $103.50          5          5
      4.35% Series E ..........................................       50,000       $102.00          5          5
      6.98% Series S ..........................................      750,000       $103.49(c)      75         75
      7.05% Series T ..........................................      500,000       $103.52(c)      50         50
      6.75% Series U ..........................................      650,000       $103.37(c)      65         65
        Total preferred stock of FPL without sinking
          fund requirements ...................................    2,262,500                      226        289
            Less current maturities ...........................            -                        -          -
        Total preferred stock of FPL without sinking fund
          requirements, excluding current maturities ..........    2,262,500                     $226       $289
    With sinking fund requirements:
      6.84% Series Q (d) ......................................                                     -       $ 41
      8.625% Series R (e) .....................................                                     -          5
        Total preferred stock of FPL with sinking
          fund requirements ...................................                                     -         46
            Less current maturities ...........................                                     -          4
        Total preferred stock of FPL with sinking fund
          requirements, excluding current maturities ..........                                     -       $ 42

(a)    FPL's charter authorizes the issuance of 5 million shares of subordinated preferred stock, no par value.  None of these shares is outstanding.  There were no issuances of preferred stock in 1997, 1996 and 1995.  In 1996, FPL redeemed
       600,000 shares of its 7.28% Preferred Stock, Series F, $100 Par Value and 400,000 shares of its 7.40% Preferred Stock,
       Series G, $100 Par Value.
(b)    In 1997, FPL redeemed all of the outstanding shares of its $2.00 No Par Value Preferred Stock, Series A.
(c)    Not redeemable prior to 2003.
(d)    FPL redeemed and retired 30,000 shares in 1996 and the remaining 410,000 shares in 1997.
(e)    FPL redeemed and retired 50,000 shares in 1996 and the remaining 50,000 shares in 1997.

6.  Long-Term Debt

Long-term debt consists of the following:

                                                                                                     December 31,
                                                                                                    1997      1996
                                                                                                (Millions of Dollars)
FPL
  First mortgage bonds:
    Maturing through 2000 - 5 3/8% to 5 1/2% .................................................    $  355    $  355
    Maturing 2001 through 2015 - 6 5/8% to 7 7/8% ............................................       642       660
    Maturing 2016 through 2026 - 7% to 7 3/4% ................................................       741       910
    Medium-term notes:
      Maturing 1998 - 5.50% to 6.20% .........................................................       180       180
      Maturing 2003 - 5.79% ..................................................................        70       107
      Maturing 2016 through 2022 - 8% ........................................................         -        99
    Pollution control and industrial development series -
      Maturing 2020 through 2027 - 6.7% to 7.5% ..............................................       150       150
  Pollution control, solid waste disposal and industrial development revenue bonds -
    Maturing 2021 through 2029 - variable, 3.9% and 3.6%
      average annual interest rate, respectively .............................................       484       484
  Installment purchase and security contracts - Maturing 2007 - 5.9% .........................         -         2
  Quarterly Income Debt Securities (Subordinated Deferrable Interest Debentures) -
    Maturing 2025 - 8.75% ....................................................................         -        62
  Unamortized discount - net .................................................................       (22)      (28)
    Total long-term debt of FPL ..............................................................     2,600     2,981
      Less current maturities ................................................................       180         -
      Long-term debt of FPL, excluding current maturities ....................................     2,420     2,981
FPL Group Capital
  Debentures:
    Maturing 1997 - 6 1/2% ...................................................................         -       150
    Maturing 2013 - 7 5/8% ...................................................................       125       125
  Senior term loan - Maturing 2007 - variable (a) ............................................       333         -
  Other long-term debt - 3.5% to 8.58% due various dates to 2013 .............................        91        41
  Unamortized discount .......................................................................        (2)       (2)
    Total long-term debt of FPL Group Capital ................................................       547       314
      Less current maturities ................................................................        18       151
      Long-term debt of FPL Group Capital, excluding current maturities ......................       529       163
    Total long-term debt .....................................................................    $2,949    $3,144

(a)    A notional principal amount of $267 million at December 31, 1997 is hedged with interest rate swap agreements to reduce the impact of changes in interest rates on variable rate long-term debt.  The swap agreements effectively change the variable interest rates to an average fixed rate of 9.7% and expire in 2001.

Minimum annual maturities of long-term debt for FPL Group for 1998-2002 are approximately $198 million, $322 million, $147 million, $24 million and $27 million, respectively. The respective amounts for FPL are $180 million, $230 million, $125 million, with no amounts due in 2001 and 2002.

Available lines of credit aggregated approximately $1.3 billion ($900 million for FPL) at December 31, 1997, all of which were based on firm commitments.


7.  Income Taxes

The components of income taxes are as follows:

                                                                    FPL Group                        FPL
                                                            Years Ended December 31,      Years Ended December 31,
                                                            1997      1996      1995      1997      1996      1995
                                                                            (Millions of Dollars)
Federal:
  Current .............................................     $308      $355      $381      $377      $388      $395
  Deferred ............................................      (34)      (77)      (78)      (83)      (81)      (85)
  ITC - net ...........................................      (22)      (31)      (22)      (22)      (31)      (20)
      Total federal ...................................      252       247       281       272       276       290
State:
  Current .............................................       52        63        59        60        53        64
  Deferred ............................................        -       (16)      (11)       (3)        -        (7)
      Total state .....................................       52        47        48        57        53        57
Income taxes charged to operations - FPL...............                                    329       329       347

Credited to other income (deductions) - FPL ...........                                     (8)       (7)       (5)
Total income taxes ....................................     $304      $294      $329      $321      $322      $342

A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:

                                                                     FPL Group                        FPL
                                                             Years Ended December 31,      Years Ended December 31,
                                                             1997      1996      1995      1997      1996      1995
Statutory federal income tax rate ........................   35.0%     35.0%     35.0%     35.0%     35.0%     35.0%
Increases (reductions) resulting from:
  State income taxes - net of federal income tax benefit..    3.7       3.5       3.5       3.9       3.7       3.9
  Amortization of ITC ....................................   (2.4)     (3.6)     (2.4)     (2.3)     (3.3)     (2.2)
  Amortization of deferred regulatory credit -
    income taxes .........................................   (1.8)     (2.0)     (2.0)     (1.8)     (1.9)     (1.8)
  Adjustments of prior years' tax matters ................   (2.7)     (1.3)     (0.1)     (1.7)     (0.1)     (0.5)
  Preferred stock dividends - FPL ........................    0.7       1.0       1.7         -         -         -
  Other - net ............................................    0.5       1.0       1.6       0.8       0.9       1.5
Effective income tax rate ................................   33.0%     33.6%     37.3%     33.9%     34.3%     35.9%

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

                                                                                FPL Group                 FPL
                                                                               December 31,          December 31,
                                                                              1997      1996        1997      1996
                                                                                      (Millions of Dollars)
Deferred tax liabilities:
  Property-related ...................................................       $1,663    $1,708      $1,631    $1,677
  Investment-related .................................................          436       384           -         -
  Other ..............................................................          362       342         185       188
    Total deferred tax liabilities ...................................        2,461     2,434       1,816     1,865

Deferred tax assets and valuation allowance:
  Asset writedowns and capital loss carryforward .....................          110       155           -         -
  Unamortized ITC and deferred regulatory credit - income taxes ......          153       147         153       147
  Storm and decommissioning reserves .................................          246       224         246       224
  Other ..............................................................          507       442         347       347
  Valuation allowance ................................................          (28)      (65)          -         -
    Net deferred tax assets ..........................................          988       903         746       718
Accumulated deferred income taxes ....................................       $1,473    $1,531      $1,070    $1,147

The carryforward period for a capital loss from the disposition in a prior year of an FPL Group Capital subsidiary expired at the end of 1996.
The amount of the deductible loss from this disposition was limited by Internal Revenue Service (IRS) rules. FPL Group is challenging the IRS loss limitation and the IRS is disputing certain other positions taken by FPL Group. Tax benefits, if any, associated with these matters will be reported in future periods when resolved.

8.  Jointly-Owned Electric Utility Plant

FPL owns approximately 85% of the St. Lucie Unit No. 2, 20% of the St. Johns River Power Park units and coal terminal and approximately 76% of Scherer Unit No. 4. At December 31, 1997, FPL's gross investment in these units was $1.173 billion, $328 million and $573 million, respectively; accumulated depreciation was $484 million, $155 million and $160 million, respectively.

FPL is responsible for its share of the operating costs, as well as providing its own financing. At December 31, 1997, there was no significant balance of construction work in progress on these facilities.

9.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $1.8 billion for 1998 through 2000. Included in this three-year forecast are capital expenditures for 1998 of approximately $620 million. Also, in January 1998 FPL Group acquired interests in two power plants in the Northeast and announced plans to purchase all of Central Maine Power Company's (Central Maine) non-nuclear generation assets. The Central Maine transaction is expected to close in the second half of 1998 and is subject to approval by federal and state regulators. Commitments for energy-related acquisitions, including the acquisitions mentioned above, are $1.1 billion for 1998. FPL Group Capital and its subsidiaries have guaranteed approximately $240 million of lease obligations, debt service payments and other payments subject to certain contingencies. This amount includes guarantees associated with acquisitions occurring in early 1998.

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

FPL participates in nuclear insurance mutual companies that provide
$2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $68 million in retrospective premiums.

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

FPL self-insures certain of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. FPL maintains a funded storm and property insurance reserve, which totaled approximately $252 million at December 31, 1997, for T&D property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has entered into certain long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of the Southern Company (Southern Companies) provide approximately 1,300 megawatts (mw) of power through mid-2010 and 374 mw through 2022.
FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. The fuel contracts provide for the transportation and supply of natural gas and coal and the supply and use of Orimulsion. Orimulsion is a new fuel that FPL expected to begin using in 1998. The contract and related use of this fuel is subject to regulatory approvals. In 1996, Florida's Power Plant Siting Board denied FPL's request to burn Orimulsion at the Manatee power plant. FPL appealed the denial. In 1997, Florida's Power Plant Siting Board remanded selected issues for hearing before an administrative law judge. Hearings took place in January and February 1998. A decision is pending.

The required capacity and minimum payments through 2001 under these contracts are estimated to be as follows:

                                                                                1998    1999    2000    2001    2002
                                                                                        (Millions of Dollars)
Capacity payments:
  JEA ......................................................................    $ 80    $ 90    $ 90    $ 90    $ 90
  Southern Companies .......................................................    $130    $130    $120    $120    $120
  Qualifying facilities (a) ................................................    $350    $360    $370    $380    $400
Minimum payments, at projected prices:
  Natural gas, including transportation ....................................    $230    $220    $220    $220    $220
  Orimulsion (b) ...........................................................       -    $  -    $140    $140    $140
  Coal .....................................................................    $ 50    $ 40    $ 40    $ 40    $ 40

(a)    Includes approximately $35 million, $40 million, $40 million, $40 million and $45 million, respectively, for capacity payments associated with two projects that are currently in dispute.  These capacity payments are subject to the outcome of the related litigation.  See Litigation.
(b)    All of FPL's Orimulsion-related contract obligations are subject to obtaining the required regulatory approvals.

Capacity, energy and fuel charges under these contracts were as follows:

                                                           1997 Charges         1996 Charges         1995 Charges
                                                                  Energy/              Energy/              Energy/
                                                        Capacity  Fuel (a)   Capacity  Fuel (a)   Capacity  Fuel (a)
                                                                            (Millions of Dollars)
JEA ................................................    $ 78(b)     $ 50     $ 77(b)     $ 49     $ 83(b)     $ 47
Southern Companies .................................    $123(c)     $103     $115(c)     $ 99     $130(c)     $ 94
Qualifying facilities...............................    $296(c)     $128     $279(c)     $125     $158(c)     $ 92
Natural gas ........................................       -        $413        -        $422        -        $361
Coal ...............................................       -        $ 52        -        $ 49        -        $ 37

(a)    Recovered through the fuel clause.
(b)    Recovered through base rates and the capacity cost recovery clause (capacity clause).
(c)    Recovered through the capacity clause.

Litigation - In 1997, FPL filed a complaint against the owners of two qualifying facilities (plant owners) seeking an order declaring that FPL's obligations under the power purchase agreements with the qualifying facilities were rendered of no force and effect because the power plants failed to accomplish commercial operation before January 1, 1997, as required by the agreements. In 1997, the plant owners filed for bankruptcy under Chapter XI of the United States Bankruptcy Code, ceased all attempts to operate the power plants and entered into an agreement with the holders of more than 70% of the bonds that partially financed the construction of the plants. This agreement gives the holder of a majority of the principal amount of the bonds (the majority bondholders) the right to control, fund and manage any litigation against FPL and the right to settle with FPL on any terms such holders approve, provided that certain agreements are not affected and certain conditions are met. In January 1998, the plant owners (through the attorneys for the majority bondholders) filed an answer denying the allegations in FPL's complaint and asserted a counterclaim for approximately $2 billion, consisting of all capacity payments that could have been made over the 30-year term of the power purchase agreements, plus some security deposits. The plant owners also seek three times their actual damages for alleged violations of Florida antitrust laws, plus attorneys' fees.

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

10.  Summarized Financial Information of FPL Group Capital
(Unaudited)

FPL Group Capital's debenture is guaranteed by FPL Group and included in FPL Group's consolidated balance sheets. Operating revenues of FPL Group Capital for the three years ended December 31, 1997, 1996 and 1995 were $237 million, $50 million and $62 million, respectively. For the same periods, operating expenses were $186 million, $65 million and $77 million, respectively. Net income for 1997, 1996 and 1995 was $27 million, $11 million and $2 million, respectively.

At December 31, 1997, FPL Group Capital had $156 million of current assets, $1.447 billion of noncurrent assets, $252 million of current liabilities and $999 million of noncurrent liabilities. At December 31, 1996, FPL Group Capital had current assets of $144 million, noncurrent assets of $857 million, current liabilities of $182 million and noncurrent liabilities of $595 million.
The expansion and restructuring of a number of ESI Energy, Inc.
projects contributed to the fluctuation in certain account balances as disclosed above. Beginning in 1997, several projects are consolidated in FPL Group Capital's financial statements, including the accounts of a 665 mw gas-fired exempt wholesale generator and two solar projects.
These transactions increased noncurrent assets by approximately $555 million and noncurrent liabilities by approximately $336 million as of December 31, 1997, as well as contributed to the increase in operating revenues and operating expenses during 1997.

11.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information for 1997 and 1996 is as follows:

                                        March 31 (a)        June 30 (a)       September 30 (a)     December 31 (a)
                                                         (In millions, except per share amounts)
FPL Group:
               1997
Operating revenues ...............    $          1,445    $          1,587    $           1,859    $          1,478
Operating income .................    $            225    $            321    $             464    $            218
Net income .......................    $            101    $            164    $             262    $             91
Earnings per share(b) ............    $           0.58    $           0.95    $            1.52    $           0.52
Dividends per share ..............    $           0.48    $           0.48    $            0.48    $           0.48
High-low trading prices ..........    $46 3/4 - 43 5/8    $48 1/8 - 42 5/8    $51 9/16 - 45 1/2    $    60 - 49 1/2

               1996
Operating revenues ...............    $          1,358    $          1,474    $           1,770    $          1,435
Operating income .................    $            223    $            299    $             459    $            190
Net income .......................    $             94    $            150    $             250    $             85
Earnings per share(b) ............    $           0.54    $           0.86    $            1.44    $           0.49
Dividends per share ..............    $           0.46    $           0.46    $            0.46    $           0.46
High-low trading prices ..........    $    48 - 42 1/8    $46 1/4 - 41 1/2    $ 46 5/8 - 42 5/8    $48 1/8 - 43 1/8

FPL:
               1997
Operating revenues ...............    $          1,399    $          1,541    $           1,819    $          1,373
Operating income .................    $            168    $            220    $             311    $            150
Net income .......................    $            110    $            164    $             256    $             97
Net income available to FPL Group.    $            104    $            160    $             251    $             93

               1996
Operating revenues ...............    $          1,341    $          1,455    $           1,761    $          1,429
Operating income .................    $            167    $            219    $             317    $            156
Net income .......................    $            107    $            158    $             253    $             97
Net income available to FPL Group.    $            101    $            153    $             247    $             90

(a)    In the opinion of FPL Group and FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made.  Results of operations for an interim period may not give a true indication of results for the year.  The change in the method of accounting for the cost of nuclear refueling outages described in Note 1 did not have a material effect on the operating results of any quarter.
(b)    Basic and assuming dilution.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None
                  PART III

Item 10.  Directors and Executive Officers of the Registrants

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Shareholders (FPL Group's Proxy Statement) and is incorporated herein by reference, or is included in Item I. Business - Executive Officers of the Registrants.

              FPL DIRECTORS(a)

James L. Broadhead. Mr. Broadhead, 62, is chairman and chief executive officer of FPL and chairman, president and chief executive officer of FPL Group. He is a director of Delta Air Lines, Inc. and The Pittston Company, and a board fellow of Cornell University. Mr. Broadhead has been a director of FPL and FPL Group since 1989.

Dennis P. Coyle. Mr. Coyle, 59, is general counsel and secretary of FPL and FPL Group. Mr. Coyle has been a director of FPL since 1990.

Paul J. Evanson. Mr. Evanson, 56, became the president of FPL in January 1995, after having served as senior vice president, finance and chief financial officer of FPL and vice president, finance and chief financial officer of FPL Group since December 1992. He is a director of Lynch Corporation and Southern Energy Homes, Inc. Mr. Evanson has been a director of FPL since 1992 and a director of FPL Group since 1995.

Lawrence J. Kelleher. Mr. Kelleher, 50, is senior vice president, human resources of FPL and vice president, human resources of FPL
Group.  Mr. Kelleher has been a director of FPL since 1990.

Thomas F. Plunkett. Mr. Plunkett, 58, is president of FPL's nuclear division. He was formerly site vice president at Turkey Point. Mr. Plunkett has been a director of FPL since 1996.

C. O. Woody. Mr. Woody, 59, became president of the power generation division in January 1998. He was formerly senior vice president, power generation of FPL. Mr. Woody has been a director of FPL since 1989.

Michael W. Yackira. Mr. Yackira, 46, became president of FPL Energy, Inc. in January 1998. Prior to that, Mr.Yackira was senior vice president, finance and chief financial officer of FPL and vice president, finance and chief financial officer of FPL Group from January 1995 to January 1998. Prior to that, Mr. Yackira was senior vice president, market and regulatory services of FPL. Mr. Yackira has been a director of FPL since 1990.

(a) Directors are elected annually and serve until their resignation, removal or until their respective successors are elected. Each director's business experience during the past five years is noted either here or in the Executive Officers table in Item 1. Business - Executive Officers of the Registrants.

Item 11.  Executive Compensation

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference, provided that the Compensation Committee Report and Performance Graph which are contained in FPL Group's Proxy Statement shall not be deemed to be incorporated herein by reference.

FPL - The following table sets forth FPL's portion of the compensation paid during the past three years to FPL's chief executive officer and the other four most highly-compensated persons who served as executive officers of FPL at December 31, 1997.

         SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                                     Annual Compensation               Compensation
                                                                        Other       Re-       Long-Term      All
                                                                        Annual    stricted    Incentive     Other
                                                                        Compen-    Stock        Plan       Compen-
   Name and Principal Position         Year     Salary       Bonus      sation    Awards(a)   Payouts(b)   sation(c)
James L. Broadhead (a)                 1997    $846,000    $824,850     $ 9,813          -    $1,402,140   $11,286
  Chairman of the Board and Chief      1996     799,800     633,423      10,601          -       920,892    12,727
    Executive Officer of FPL and       1995     749,567     637,000      30,342          -       947,387    15,901
    FPL Group, President of FPL
    Group

Paul J. Evanson                        1997     564,300     423,200       2,646          -       306,741    15,233
  President                            1996     540,000     340,200       2,925          -       197,471    15,868
                                       1995     500,000     307,400       3,691          -       155,513    12,906

Dennis P. Coyle                        1997     353,628     198,904       3,600          -       310,021    10,653
  General Counsel and Secretary        1996     334,800     158,193           -          -       203,637    10,742
    of FPL and FPL Group               1995     303,849     138,957       3,756          -       223,724    11,972

C.O. Woody                             1997     308,000     135,800       5,663   $572,500       279,837    12,959
  President of the Power Generation    1996     295,000     142,500       3,882          -       184,711    13,448
    Division                           1995     283,300     133,400       3,234          -       207,350    15,539

Michael W. Yackira                     1997     300,800     195,520       3,600    538,150       222,173    10,115
  President of FPL Energy, Inc.        1996     279,000     131,874       3,886          -       145,942     9,908
                                       1995     239,250     110,403       4,526          -       153,294     9,092

(a)    At December 31, 1997, Mr. Broadhead held 96,800 shares of restricted common stock with a value of $5,729,350.  These shares were awarded in 1991 for the purpose of financing Mr. Broadhead's supplemental retirement plan and will offset lump sum benefits that would otherwise be payable to him in cash upon retirement.  See Retirement Plans herein.  In 1997,
       10,000 restricted shares were awarded to Messrs. Woody and Yackira, which will vest on June 18, 2000 and August 14,
       2007, respectively.  Dividends at normal rates are paid on restricted common stock.
(b)    Payouts were made in cash (for payment of income taxes) and shares of common stock, valued at the closing price on the last business day preceding payout.  Messrs. Evanson and Woody deferred their payouts under FPL Group's Deferred
       Compensation Plan.
(c)    Represents employer matching contributions to employee thrift plans and employer contributions for life insurance as follows:

                                             Thrift Match   Life Insurance
     Mr. Broadhead .......................      $7,144          $4,142
     Mr. Evanson .........................       7,600           7,633
     Mr. Coyle ...........................       7,144           3,509
     Mr. Woody ...........................       7,600           5,359
     Mr. Yackira .........................       7,144           2,971

Long-Term Incentive Plan Awards - In 1997, performance awards under FPL Group's Long-Term Incentive Plan were made to the executive officers named in the Summary Compensation Table as set forth in the following tables.

      LONG-TERM INCENTIVE PLAN AWARDS

                                                                                        Estimated Future Payouts
                                                                                  Under Non-Stock Price-Based Plans
                                                                                           Number of Shares
                                        Number of       Performance Period
                Name                     Shares            Until Payout          Threshold       Target       Maximum
James L. Broadhead ................      22,310         1/1/97 - 12/31/00            -           22,310       35,696
Paul J. Evanson ...................       8,902         1/1/97 - 12/31/00            -            8,902       14,243
Dennis P. Coyle ...................       5,087         1/1/97 - 12/31/00            -            5,087        8,139
C. O. Woody .......................       4,165         1/1/97 - 12/31/00            -            4,165        6,664
Michael W. Yackira ................       4,327         1/1/97 - 12/31/00            -            4,327        6,923

Shown in the preceding table, the performance share awards are payable at the end of the four-year performance period. The amount of the payout is determined by multiplying the participant's target number of shares by his average level of attainment, expressed as a percentage, which may not exceed 160%, of his targeted awards under the Annual Incentive Plans for each of the years encompassed by the award period. Annual incentive compensation is based on the attainment of net income goals for FPL and FPL Group, which are established by the Compensation Committee of FPL Group's Board of Directors (the Committee) at the beginning of the year. The amounts earned on the basis of this performance measure are subject to reduction based on the degree of achievement of other corporate and business unit performance measures, and in the discretion of the Committee. Mr. Broadhead's annual incentive compensation for 1997 was based on the achievement of FPL Group's net income goals and the following performance measures for FPL (weighted 85%) and the non-utility and/or new businesses (weighted 15%) and upon certain qualitative factors. For FPL, the incentive performance measures were financial indicators (weighted 50%) and operating indicators (weighted 50%). The financial indicators were operations and maintenance costs, capital expenditure levels, net income, regulatory return on equity and operating cash flow. The operating indicators were service reliability as measured by the frequency and duration of service interruptions, system performance as measured by availability factors for the fossil and nuclear power plants, SALP ratings for nuclear power plants, unplanned trips of nuclear power plants, employee safety, number of significant environmental violations, customer satisfaction survey results, load management installed capability, conservation programs' annual installed capacity and full-time equivalent workforce. For the non-utility and/or new businesses, the performance measures were total combined net income and the achievement of the net income targets for ESI Energy, Inc. and Turner Foods Corporation and to develop wholesale energy marketing capabilities, develop retail marketing strategy, evaluate international acquisitions and evaluate domestic electric and gas acquisitions. The qualitative factors included measures to position FPL Group for greater competition and initiating other actions that significantly strengthen FPL and FPL Group and enhance shareholder value.

                                                                                        Estimated Future Payouts
                                                                                  Under Non-Stock Price-Based Plans
                                                                                           Number of Shares
                                        Number of       Performance Period
                Name                     Shares            Until Payout          Threshold       Target       Maximum
James L. Broadhead ................      15,211         1/1/97 - 12/31/99            -           15,211       24,338
Paul J. Evanson ...................       7,630         1/1/97 - 12/31/99            -            7,630       12,208
Dennis P. Coyle ...................       3,815         1/1/97 - 12/31/99            -            3,815        6,104
C. O. Woody .......................       3,123         1/1/97 - 12/31/99            -            3,123        4,997
Michael W. Yackira ................       3,606         1/1/97 - 12/31/99            -            3,606        5,770

Shown in the preceding table, the shareholder value share awards are payable at the end of the three-year performance period. The amount of the payout is determined by multiplying the participant's target number of shares by a factor determined based on the average annual total shareholder return of FPL Group (includes appreciation in FPL Group common stock plus dividends) as compared to the total shareholder return of the Dow Jones Electric Utilities Index companies over the three-year performance period. This payment may not exceed 160% of targeted awards.

Retirement Plans - FPL Group maintains a non-contributory defined benefit pension plan and a supplemental executive retirement plan which covers FPL employees. The following table shows the estimated annual benefits, calculated on a straight-line annuity basis, payable upon retirement in 1997 at age 65 after the indicated years of service.

             PENSION PLAN TABLE

 Eligible Average                                                               Years of Service
Annual Compensation                                             10          20          30          40          50
$  300,000 .............................................     $ 58,974    $117,936    $146,910    $155,487    $157,875
   400,000 .............................................       78,974     157,936     196,910     207,987     210,375
   500,000 .............................................       98,974     197,936     246,910     260,487     262,875
   600,000 .............................................      118,974     237,936     296,910     312,987     315,375
   700,000 .............................................      138,974     277,936     346,910     365,487     367,875
   800,000 .............................................      158,974     317,936     396,910     417,987     420,375
   900,000 .............................................      178,974     357,936     446,910     470,487     472,875
 1,000,000 .............................................      198,974     397,936     496,910     522,987     525,375
 1,100,000 .............................................      218,974     437,936     546,910     575,487     577,875
 1,200,000 .............................................      238,974     477,936     596,910     627,987     630,375
 1,300,000 .............................................      258,974     517,936     646,910     680,487     682,875
 1,400,000 .............................................      278,974     557,936     696,910     732,987     735,375
 1,500,000 .............................................      298,974     597,936     746,910     785,487     787,875
 1,600,000 .............................................      318,974     637,936     796,910     837,987     840,375
 1,700,000 .............................................      338,974     677,936     846,910     890,487     892,875
 1,800,000 .............................................      358,974     717,936     896,910     942,987     945,375
 1,900,000 .............................................      378,974     757,936     946,910     995,487     997,875
 2,000,000 .............................................      398,974     797,936     996,910   1,047,987   1,050,375

The compensation covered by the plans includes annual salaries and bonuses of officers of FPL Group and subsidiaries other than FPL, and annual salaries of officers of FPL, as shown in the respective Summary Compensation Tables, but no other amounts shown in that table. The estimated credited years of service for the executive officers named in the Summary Compensation Table are: Mr. Broadhead, 9 years; Mr. Evanson, 5 years; Mr. Coyle, 8 years; Mr. Woody, 41 years; and Mr. Yackira, 8 years. Amounts shown in the table reflect deductions to partially cover employer contributions to Social Security.

A supplemental retirement plan for Mr. Broadhead provides for a lump-sum retirement benefit equal to the then present value of a joint and survivor annuity providing annual payments to him equal to 61% to 70% of his average annual compensation for the three years prior to his retirement between age 62 (1998) and age 65 (2001) and to his surviving beneficiary of 61% to 70% of such average annual compensation, reduced by the then present value of the annual amount of payments to which he is entitled under all other pension and retirement plans of FPL Group and former employers. This benefit is further reduced by the then value of 96,800 shares of restricted common stock which vest as to 77,000 shares in 1998 (Mr. Broadhead has elected to defer vesting and payment of these shares until at least 1999) and as to 19,800 shares in 2001. Upon a change of control of FPL Group (as defined below under Employment Agreements), the restrictions on the restricted stock lapse and the full retirement benefit becomes payable. Upon termination of Mr. Broadhead's employment agreement (also described below) without cause, the restrictions on the restricted stock lapse and he becomes fully vested under the supplemental retirement plan.

A supplemental retirement plan for Mr. Coyle provides for benefits, upon retirement at age 62 or more, based on two times his credited years of service. A supplemental retirement plan for Mr. Evanson provides for benefits based on two times his credited years of service up to age 65 and one times his credited years of service thereafter.

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

Director Compensation - All of the directors of FPL are salaried employees of FPL Group and its subsidiaries and do not receive any additional compensation for serving as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference.

FPL - FPL Group owns 100% of FPL's common stock. FPL's directors and executive officers beneficially own shares of FPL Group's common stock as follows:

                                            Name                                                  Number of Shares (a)
James L. Broadhead .........................................................................         139,916(b)(c)
Dennis P. Coyle ............................................................................           9,356(b)
Paul J. Evanson ............................................................................          13,610(b)
Lawrence J. Kelleher .......................................................................          25,124(b)(c)
Thomas F. Plunkett .........................................................................          21,332(b)(c)
C. O. Woody ................................................................................          25,343(b)(c)
Michael W. Yackira .........................................................................          23,470(b)(c)
All directors and executive officers as a group ............................................         271,493(d)

(a)    Information is as of January 31, 1998, except for executive officers' holdings under the thrift plans and the Supplemental
       Executive Retirement Plan, which are as of December 31, 1997.  Unless otherwise indicated, each person has sole voting and sole investment power.
(b)    Includes 11,456, 2,739, 2,437, 1,415, 238, 1,045 and 1,560 phantom shares for Messrs. Broadhead, Coyle, Evanson,
       Kelleher, Plunkett, Woody and Yackira, respectively, credited to a Supplemental Matching Contribution Account under the
       Supplemental Executive Retirement Plan.
(c)    Includes 96,800, 10,000, 15,000, 10,000 and 10,000 shares of restricted stock as to which Messrs. Broadhead, Kelleher,
       Plunkett, Woody and Yackira, respectively, have voting but not investment power.
(d)    Less than 1% of FPL Group's common stock outstanding.

Section 16(a) Beneficial Ownership Reporting Compliance - FPL's directors and executive officers are required to file initial reports of ownership and reports of changes of ownership of FPL Group common stock with the Securities and Exchange Commission. Based upon a review of these filings and written representations from FPL directors and executive officers, all required filings were timely made in 1997.

Item 13.  Certain Relationships and Related Transactions

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference.

FPL - None

                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K

      (a) 1.  Financial Statements                                  Page(s)

            Independent Auditors' Report                            15
            FPL Group:
              Consolidated Statements of Income                     16
              Consolidated Balance Sheets                           17
              Consolidated Statements of Cash Flows                 18
            FPL:
              Consolidated Statements of Income                     19
              Consolidated Balance Sheets                           20
              Consolidated Statements of Cash Flows                 21
            Notes to Consolidated Financial Statements              22-36

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

             10(b)     FPL Group Amended and Restated Supplemental Executive Retirement Plan for          x
                       James L. Broadhead effective January 1, 1990

            *10(c)     Supplement to the FPL Group Supplemental Executive Retirement Plan                 x
                       as it applies to Paul J. Evanson effective January 1, 1996 (filed as
                       Exhibit 10(b) to Form 10-K for the year ended December 31, 1996, File
                       No. 1-8841)

             10(d)     Supplement to the FPL Group Supplemental Executive Retirement Plan as              x
                       it applies to Thomas F. Kirk

             10(e)     Supplement to the FPL Group Supplemental Executive Retirement Plan as              x
                       it applies to Thomas F. Plunkett

            *10(f)     FPL Group Long-Term Incentive Plan of 1985, as amended (filed as Exhibit           x
                       99(h) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

            *10(g)     Long-Term Incentive Plan 1994 (filed as Exhibit 4(d) to Form S-8, File             x
                       No. 33-57673)

            *10(h)     Annual Incentive Plan dated as of March 31, 1994 (filed as Exhibit 10(k)           x
                       to Form 10-Q for the quarter ended March 31, 1994, File No. 1-8841)

            *10(i)     FPL Group Deferred Compensation Plan, amended and restated effective               x
                       January 1, 1995 (filed as Exhibit 10(f) to Form 10-K for the year ended
                       December 31, 1995, File No. 1-8841)

            *10(j)     FPL Group Executive Long Term Disability Plan effective January 1, 1995            x
                       (filed as Exhibit 10(g) to Form 10-K for the year ended December 31,
                       1995, File No. 1-8841)

            *10(k)     Employment Agreement between FPL Group and James L. Broadhead dated as of          x
                       December 13, 1993 (filed as Exhibit 10(j) to Form 10-K for the year ended
                       December 31, 1993, File No. 1-8841)

            *10(l)     Employment Agreement between FPL Group and James L. Broadhead dated as of          x
                       December 11, 1995 (filed as Exhibit 10(i) to Form 10-K for the year ended
                       December 31, 1995, File No. 1-8841)

            *10(m)     Employment Agreement between FPL Group and Dennis P. Coyle dated as of             x
                       December 11, 1995 (filed as Exhibit 10(j) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)

            *10(n)     Employment Agreement between FPL Group and Paul J. Evanson dated as of             x
                       December 11, 1995 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)

            *10(o)     Employment Agreement between FPL Group and Lawrence J. Kelleher dated              x
                       as of December 11, 1995 (filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)

             10(p)     Employment Agreement between FPL Group and Thomas F. Kirk dated as of              x
                       June 16, 1997

            *10(q)     Employment Agreement between FPL Group and Thomas F. Plunkett dated as of          x
                       September 16, 1996 (filed as Exhibit 10 to Form 10-Q for the quarter ended September 30, 1996)

            *10(r)     Employment Agreement between FPL Group and C.O. Woody dated as of                  x
                       December 11, 1995 (filed as Exhibit 10(m) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)

            *10(s)     Employment Agreement between FPL Group and Michael W. Yackira as of                x
                       December 11, 1995 (filed as Exhibit 10(n) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)

            *10(t)     FPL Group, Inc. Non-Employee Directors Stock Plan dated as of March 17,            x
                       1997 (filed as Appendix A to FPL Group's 1997 Proxy Statement, File No.
                       1-8841)

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

Date:  February 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 26, 1998:


K. MICHAEL DAVIS
K. Michael Davis
Controller and Chief Accounting Officer
(Principal Financial and Accounting Officer)


Directors:


H. JESSE ARNELLE                            WILLARD D. DOVER
H. Jesse Arnelle                            Willard D. Dover


SHERRY S. BARRAT                            ALEXANDER W. DREYFOOS JR.
Sherry S. Barrat                            Alexander W. Dreyfoos Jr.


ROBERT M. BEALL, II                         PAUL J. EVANSON
Robert M. Beall, II                         Paul J. Evanson


J. HYATT BROWN
J. Hyatt Brown                              Drew Lewis


ARMANDO M. CODINA                           FREDERIC V. MALEK
Armando M. Codina                           Frederic V. Malek


MARSHALL M. CRISER                          PAUL R. TREGURTHA
Marshall M. Criser                          Paul R. Tregurtha


B. F. DOLAN
B. F. Dolan

  FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Florida Power & Light Company



              PAUL J. EVANSON
              Paul J. Evanson
           President and Director

Date:  February 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 26, 1998:


JAMES L. BROADHEAD
James L. Broadhead
Chairman of the Board
(Principal Executive Officer and Director)



K. MICHAEL DAVIS
K. Michael Davis
Vice President, Accounting,
Controller and Chief Accounting Officer
(Principal Financial and Accounting Officer)

Directors:



DENNIS P. COYLE                           C. O. WOODY
Dennis P. Coyle                           C. O. Woody



LAWRENCE J. KELLEHER                      MICHAEL W. YACKIRA
Lawrence J. Kelleher                      Michael W. Yackira



THOMAS F. PLUNKETT
Thomas F. Plunkett