Form 10-Q
period 1998-03-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 1998-05-01
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

		 Washington, D. C. 20549



			FORM 10-Q



    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	    OF THE SECURITIES EXCHANGE ACT OF 1934


	For the quarterly period ended March 31, 1998


			    OR


   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	     OF THE SECURITIES EXCHANGE ACT OF 1934




	      Exact name of Registrants as specified
	      in their charters, address of principal    IRS Employer
Commission            executive offices and             Identification
File Number        Registrants' telephone number            Number
-----------   ---------------------------------------   --------------
1-8841                   FPL GROUP, INC.                  59-2449419
1-3545            FLORIDA POWER & LIGHT COMPANY           59-0247775
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

	APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each class of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $.01 Par Value, outstanding at March 31, 1998: 181,482,385 shares

As of March 31, 1998, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)
(Unaudited)





											       Three Months Ended
												     March 31,
												1998         1997
OPERATING REVENUES ....................................................................        $1,338       $1,445

OPERATING EXPENSES:
  Fuel, purchased power and interchange ...............................................           436          544
  Other operations and maintenance.....................................................           299          269
  Depreciation and amortization .......................................................           249          268
  Taxes other than income taxes .......................................................           136          139
    Total operating expenses ..........................................................         1,120        1,220

OPERATING INCOME ......................................................................           218          225

OTHER INCOME (DEDUCTIONS):
  Interest charges ....................................................................           (63)         (71)
  Preferred stock dividends - FPL .....................................................            (4)          (6)
  Other - net .........................................................................             7            8
    Total other deductions - net ......................................................           (60)         (69)

INCOME BEFORE INCOME TAXES ............................................................           158          156

INCOME TAXES ..........................................................................            50           55

NET INCOME ............................................................................        $  108       $  101

Earnings per share of common stock (basic and assuming dilution) ......................        $ 0.63       $ 0.58
Dividends per share of common stock ...................................................        $ 0.50       $ 0.48
Average number of common shares outstanding ...........................................           173          173



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (1997 Form 10-K) for FPL Group and FPL.


FPL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)




											 March 31,
											   1998        December 31,
											(Unaudited)        1997
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and other property, including nuclear
    fuel and construction work in progress .........................................     $17,908          $17,820
  Less accumulated depreciation and amortization ...................................      (8,704)          (8,466)
    Total property, plant and equipment - net ......................................       9,204            9,354

CURRENT ASSETS:
  Cash and cash equivalents ........................................................          72               54
  Customer receivables, net of allowances of $7 and $9, respectively ...............         438              501
  Materials, supplies and fossil fuel inventory - at average cost ..................         289              302
  Other ............................................................................         243              244
    Total current assets ...........................................................       1,042            1,101

OTHER ASSETS:
  Special use funds of FPL .........................................................       1,102            1,007
  Other investments ................................................................         395              282
  Other ............................................................................         728              705
    Total other assets .............................................................       2,225            1,994

TOTAL ASSETS .......................................................................     $12,471          $12,449


CAPITALIZATION:
  Common stock .....................................................................     $     2          $     2
  Additional paid-in capital .......................................................       3,028            3,038
  Retained earnings ................................................................       1,825            1,804
  Accumulated other comprehensive income ...........................................           1                1
    Total common shareholders' equity ..............................................       4,856            4,845
  Preferred stock of FPL without sinking fund requirements .........................         226              226
  Long-term debt ...................................................................       2,950            2,949
    Total capitalization ...........................................................       8,032            8,020

CURRENT LIABILITIES:
  Debt and preferred stock due within one year .....................................         310              332
  Accounts payable .................................................................         297              368
  Accrued interest, taxes and other ................................................         837              799
    Total current liabilities ......................................................       1,444            1,499

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................       1,528            1,473
  Unamortized regulatory and investment tax credits ................................         383              395
  Other ............................................................................       1,084            1,062
    Total other liabilities and deferred credits ...................................       2,995            2,930

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................     $12,471          $12,449



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1997 Form 10-K for FPL Group and FPL.


FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)




											      Three Months Ended
												    March 31,
												1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................................         $ 108       $  101
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ....................................................           249          268
    Other - net ......................................................................            97          142
      Net cash provided by operating activities ......................................           454          511

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures of FPL ........................................................          (159)        (110)
  Independent power investments ......................................................          (350)          (9)
  Distributions and loan repayments from partnerships and joint ventures .............           221           13
  Other - net ........................................................................           (23)          15
      Net cash used in investing activities ..........................................          (311)         (91)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt .........................................................             -            5
  Retirement of long-term debt and preferred stock ...................................          (180)        (126)
  Increase in commercial paper .......................................................           158            -
  Repurchase of common stock .........................................................           (17)         (17)
  Dividends on common stock ..........................................................           (86)         (83)
      Net cash used in financing activities ..........................................          (125)        (221)

Net increase in cash and cash equivalents ............................................            18          199

Cash and cash equivalents at beginning of period .....................................            54          196

Cash and cash equivalents at end of period ...........................................         $  72       $  395

Supplemental disclosures of cash flow information:
  Cash paid for interest .............................................................         $  51       $   68
  Cash paid for income taxes .........................................................             -       $   28

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations .............................................         $   1       $   18
  Debt assumed for property additions ................................................             -       $  410



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1997 Form 10-K for FPL Group and FPL.


FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Millions of Dollars)
(Unaudited)



											      Three Months Ended
												   March 31,
											       1998       1997
OPERATING REVENUES ....................................................................       $1,295     $1,399

OPERATING EXPENSES:
  Fuel, purchased power and interchange ...............................................          430        525
  Other operations and maintenance ....................................................          268        246
  Depreciation and amortization .......................................................          244        263
  Income taxes ........................................................................           57         58
  Taxes other than income taxes .......................................................          137        139
    Total operating expenses ..........................................................        1,136      1,231

OPERATING INCOME ......................................................................          159        168

OTHER INCOME (DEDUCTIONS):
  Interest charges ....................................................................          (50)       (59)
  Other - net .........................................................................           (2)         1
    Total other deductions - net ......................................................          (52)       (58)

NET INCOME ............................................................................          107        110

PREFERRED STOCK DIVIDENDS .............................................................            4          6

NET INCOME AVAILABLE TO FPL GROUP .....................................................       $  103     $  104



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1997 Form 10-K for FPL Group and FPL.


FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)



											 March 31,
											   1998         December 31,
											(Unaudited)         1997

ELECTRIC UTILITY PLANT:
  Plant in service, including nuclear fuel and construction work in progress .......     $17,219          $17,136
  Less accumulated depreciation and amortization ...................................      (8,590)          (8,355)
    Electric utility plant - net ...................................................       8,629            8,781

CURRENT ASSETS:
  Cash and cash equivalents ........................................................          12                3
  Customer receivables, net of allowances of $7 and $9, respectively ...............         414              471
  Materials, supplies and fossil fuel inventory - at average cost ..................         234              242
  Other ............................................................................         211              226
    Total current assets ...........................................................         871              942

OTHER ASSETS:
  Special use funds ................................................................       1,102            1,007
  Other ............................................................................         442              442
    Total other assets .............................................................       1,544            1,449

TOTAL ASSETS .......................................................................     $11,044          $11,172


CAPITALIZATION:
  Common shareholder's equity ......................................................     $ 4,823          $ 4,814
  Preferred stock without sinking fund requirements ................................         226              226
  Long-term debt ...................................................................       2,420            2,420
    Total capitalization ...........................................................       7,469            7,460

CURRENT LIABILITIES:
  Debt and preferred stock due within one year .....................................          54              220
  Accounts payable .................................................................         281              344
  Accrued interest, taxes and other ................................................         777              748
    Total current liabilities ......................................................       1,112            1,312

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................       1,127            1,070
  Unamortized regulatory and investment tax credits ................................         383              395
  Other ............................................................................         953              935
    Total other liabilities and deferred credits ...................................       2,463            2,400

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................     $11,044          $11,172



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1997 Form 10-K for FPL Group and FPL.


FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of Dollars)
(Unaudited)



											     Three Months Ended
												  March 31,
											      1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................................       $  107      $  110
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ....................................................          244         263
    Other - net ......................................................................          102         107
      Net cash provided by operating activities ......................................          453         480

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................................................         (159)       (110)
  Other - net ........................................................................          (21)        (23)
      Net cash used in investing activities ..........................................         (180)       (133)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt and preferred stock ...................................         (180)       (125)
  Increase in commercial paper .......................................................           14           -
  Dividends ..........................................................................          (98)       (104)
      Net cash used in financing activities ..........................................         (264)       (229)

Net increase in cash and cash equivalents ............................................            9         118

Cash and cash equivalents at beginning of period .....................................            3          78

Cash and cash equivalents at end of period ...........................................       $   12      $  196

Supplemental disclosures of cash flow information:
  Cash paid for interest .............................................................       $   48      $   62
  Cash paid for income taxes .........................................................       $    -      $   72

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations .............................................       $    1      $   18



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1997 Form 10-K for FPL Group and FPL.


	    FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			     (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with the combined 1997 Form 10-K for FPL Group and FPL. In the opinion of FPL Group and FPL, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 have been made. Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Summary of Significant Accounting and Reporting Policies

Revenues and Rates - In March 1998, a large customer of FPL withdrew its petition requesting a limited scope proceeding to reduce FPL's base rates. The docket was subsequently closed by the FPSC.

2.  Capitalization

FPL Group Common Stock - During the three months ended March 31, 1998, FPL Group repurchased 280,000 shares of common stock under its share repurchase program. A total of approximately 1 million shares have been repurchased under the share repurchase program that began in April 1997.

Long-Term Incentive Plan - Performance shares granted to date under FPL Group's long-term incentive plan resulted in assumed incremental shares of common stock outstanding for purposes of computing both basic earnings per share and diluted earnings per share for the three months ended March 31, 1998 and 1997. These incremental shares were not material and did not cause diluted earnings per share to differ from basic earnings per share.

Other - In the first quarter of 1998, FPL Group adopted Statement of Financial Accounting Standards No. (FAS) 130, "Reporting Comprehensive Income." The statement establishes standards for reporting comprehensive income and its components. Comprehensive income of FPL Group totaling $109 million and $102 million for the three months ended March 31, 1998 and 1997, respectively, includes net income, unrealized gains (losses) on securities and foreign currency translation adjustments. Accumulated other comprehensive income is separately displayed in the condensed consolidated balance sheets of FPL Group.

3.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $2.0 billion for 1998 through 2000. Included in this three-year forecast are capital expenditures for 1998 of approximately $620 million, of which $159 million had been spent through March 31, 1998. Also, in January 1998 FPL Group announced plans to purchase all of Central Maine Power Company's (Central Maine) non-nuclear generation assets. The Central Maine transaction is expected to close in the fourth quarter of 1998 and is subject to approval by federal and state regulators. Commitments for independent power investments, including the acquisition mentioned above, are approximately $850 million for 1998. FPL Group Capital Inc (FPL Group Capital) and its subsidiaries have guaranteed approximately $235 million of lease obligations, debt service payments and other payments subject to certain contingencies.

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

FPL self-insures certain of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. FPL maintains a funded storm and property insurance reserve, which totaled approximately $261 million at March 31, 1998, for T&D property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has entered into certain long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of the Southern Company (Southern Companies) provide approximately 1,300 megawatts (mw) of power through mid-2010, and thereafter 374 mw through 2022. FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. The fuel contracts provide for the transportation and supply of natural gas and coal and the supply and use of Orimulsion. Orimulsion is a controversial new fuel, the use of which is subject to approval by Florida's Governor and Cabinet acting as the Power Plant Siting Board.

The required capacity and minimum payments through 2002 under these contracts are estimated to be as follows:



								       1998      1999      2000       2001      2002
										   (Millions of Dollars)
Capacity payments:
  JEA and Southern Companies ......................................    $200      $210      $210       $210      $210
  Qualifying facilities (a) .......................................    $350      $360      $370       $380      $400
Minimum payments, at projected prices:
  Natural gas, including transportation ...........................    $230      $220      $220       $220      $220
  Orimulsion (b) ..................................................       -         -      $140       $140      $140
  Coal ............................................................    $ 50      $ 40      $ 40       $ 40      $ 40
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

Capacity, energy and fuel charges under these contracts were as follows:

										 Three Months Ended March 31,
									      1998 Charges           1997 Charges
										     Energy/               Energy/
									   Capacity  Fuel (a)    Capacity  Fuel (a)
										     (Millions of Dollars)
JEA and Southern Companies ..........................................       $49(b)     $31        $52(b)     $35
Qualifying facilities................................................       $74(c)     $25        $73(c)     $29
Natural gas .........................................................          -       $54          -        $89
Coal ................................................................          -       $13          -        $11

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

FPL Group and FPL believe that they have meritorious defenses to the litigation to which they are parties and are vigorously defending the suits.
 Accordingly, the liabilities, if any, arising from the proceedings are not anticipated to have a material adverse effect on their financial statements.

4.  Summarized Financial Information of FPL Group Capital

FPL Group Capital's debenture is guaranteed by FPL Group and included in FPL Group's consolidated balance sheets. Operating revenues of FPL Group Capital for the three months ended March 31, 1998 and 1997 were $44 million and $46 million, respectively. For the same periods, operating expenses were $41 million and $47 million, respectively, and net income was $11 million and $1 million, respectively.

At March 31, 1998, FPL Group Capital had $291 million of current assets, $1.6 billion of noncurrent assets, $386 million of current liabilities and $1.1 billion of noncurrent liabilities. At December 31, 1997, FPL Group Capital had current assets of $156 million, noncurrent assets of $1.4 billion, current liabilities of $252 million and noncurrent liabilities of $999 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 1997 Form 10-K for FPL Group and FPL. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

FPL continues to represent the predominant portion of FPL Group's operations.
 However, for the three months ended March 31, 1998, FPL Group's net income increased primarily due to better operating results in FPL Energy, Inc.'s (FPL Energy) independent power investments. FPL's net income was essentially flat compared with the prior year.

FPL's revenues from base rates for the three months ended March 31, 1998 decreased to $750 million from $769 million for the same period in 1997. The decline in base revenues resulted from milder weather, as well as the impact of several severe storms and tornadoes during the first quarter of 1998. Partly offsetting this decline was a 1.7% increase in customer accounts. Cost recovery clause revenues and franchise fees comprise substantially all of the remaining portion of operating revenues. Such revenues represent a pass-through of costs and do not significantly affect net income. Fluctuations in these revenues are primarily driven by changes in energy sales, fuel prices and capacity charges.

In March 1998, a large customer of FPL withdrew its petition requesting a limited scope proceeding to reduce FPL's base rates. The docket was subsequently closed by the FPSC.

O&M expenses increased for the three months ended March 31, 1998, primarily due to additional spending associated with improving service reliability and storm restoration costs. Depreciation and amortization expense in all periods presented includes amortization recorded under the special amortization program, which is a function of retail base revenues. Depreciation and amortization expense decreased for the first quarter of 1998 mainly due to the decline in revenues discussed above. In March 1998, FPL filed depreciation studies with the FPSC. If approved, the new studies would
result in a $26 million annual increase in depreciation expense.   The FPSC
is scheduled to consider this matter in the fourth quarter of 1998. Interest and preferred stock dividend requirements also declined during the first quarter of 1998, resulting from reductions in average debt and preferred stock balances.

FPL Energy's operating results improved for the three months ended March 31, 1998. The improvements were mainly in natural gas and wind projects, including two gas-fired plants located in Massachusetts and New Jersey in which an interest was acquired during the first quarter of 1998.

FPL Group is continuing to work to resolve the potential impact of the year 2000 on the processing of information by its computer systems. An assessment of identified software, including vendor-supplied software, has been substantially completed and work is underway to make the necessary modifications. The estimated cost of addressing year 2000 issues in software applications is not expected to have a material adverse effect on FPL Group's financial statements. FPL Group continues to assess the potential financial and operational impacts of computerized processes embedded in operating equipment and has begun to evaluate the year 2000 readiness of major suppliers, customers, financial institutions and others with whom transactions and information flow electronically.

LIQUIDITY AND CAPITAL RESOURCES

Using available cash flows from operations, FPL repaid certain series of secured medium-term notes that matured during the first quarter of 1998. Additionally, during the three months ended March 31, 1998, FPL Group repurchased 280,000 shares of common stock. These actions are consistent with management's intent to reduce debt and preferred stock balances and the number of outstanding shares of common stock. See Note 2.

In March 1998, FPL filed with the FPSC a ten-year power plant site plan that includes adding approximately 2,500 mw of generating capacity to meet the electricity needs of a growing customer base. The plan includes repowering two existing plants by 2002 and 2004, respectively, and adding two new gas-fired units in 2006 and 2007 at the Martin power plant. These proposed projects are not expected to have a significant effect on capital expenditures for 1998 and 1999, but will increase capital expenditures in 2000 by approximately $200 million. For information concerning capital commitments, see Note 3.



PART II - OTHER INFORMATION

Item 5.  Other Information

(a) Reference is made to Item 1. Business - FPL Operations - Regulation in the 1997 Form 10-K for FPL Group and FPL.

     In March 1998, a large customer of FPL withdrew its petition requesting a limited scope proceeding to reduce FPL's base rates. The docket was subsequently closed by the FPSC.

(b) Reference is made to Item 1. Business - FPL Operations - System Capability and Load in the 1997 Form 10-K for FPL Group and FPL.

     In March 1998, FPL filed with the FPSC a ten-year power plant site plan that includes adding approximately 2,500 mw of generating capacity to meet the electricity needs of a growing customer base. The plan includes repowering two existing plants by 2002 and 2004, respectively, and adding two new gas-fired units in 2006 and 2007 at the Martin power plant. These proposed projects are not expected to have a significant effect on capital expenditures for 1998 and 1999, but will increase capital expenditures in 2000 by approximately $200 million.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

	Exhibit                                 FPL
	Number           Description           Group    FPL
	-------     -----------------------    -----    ---
	  12        Computation of Ratios                x
	  27        Financial Data Schedule      x       x


(b)     Reports on Form 8-K - None




			    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			  FPL GROUP, INC.
		  FLORIDA POWER & LIGHT COMPANY
			   (Registrants)




Date:  May 1, 1998
			 K. MICHAEL DAVIS
			 K. Michael Davis
     Controller and Chief Accounting Officer of FPL Group, Inc.
	     Vice President, Accounting, Controller and
     Chief Accounting Officer of Florida Power & Light Company
	  (Principal Financial Officer of the Registrants)