Form 10-Q
period 1998-06-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 1998-08-03
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

		   Washington, D. C. 20549



			  FORM 10-Q



      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	   OF THE SECURITIES EXCHANGE ACT OF 1934


	   For the quarterly period ended June 30, 1998

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

		  APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each class of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $.01 Par Value, outstanding at June 30, 1998: 181,217,035 shares

As of June 30, 1998, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

		     ______________________________

This combined Form 10-Q represents separate filings by FPL Group, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.





      SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
			 REFORM ACT OF1995

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

The business and profitability of the Company are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions (including natural disasters such as hurricanes), population growth rates and demographic patterns, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation, unanticipated development project delays or changes in project costs, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities, legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements, and any unanticipated impact of the year 2000, including delays or changes in costs of year 2000 compliance, or the failure of major suppliers, customers and others with whom FPL does business to resolve their own year 2000 issues on a timely basis.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of the Company.





		     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

			   FPL GROUP, INC.
	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
		(In millions, except per share amounts)
			     (Unaudited)


								    Three Months Ended        Six Months Ended
									June 30,                  June 30,
								   --------------------      ------------------
								    1998         1997         1998        1997
								   ------       -------      ------      ------
OPERATING REVENUES ..............................................  $1,692       $ 1,587      $3,031      $3,032

OPERATING EXPENSES:
  Fuel, purchased power and interchange .........................     558           560         994       1,104
  Other operations and maintenance...............................     319           298         618         567
  Depreciation and amortization .................................     348           262         597         530
  Taxes other than income taxes .................................     150           146         286         285
    Total operating expenses ....................................   1,375         1,266       2,495       2,486

OPERATING INCOME ................................................     317           321         536         546

OTHER INCOME (DEDUCTIONS):
  Interest charges ..............................................     (64)          (74)       (127)       (145)
  Preferred stock dividends - FPL ...............................      (4)           (4)         (7)        (10)
  Other - net ...................................................      16             4          22          12
    Total other deductions - net ................................     (52)          (74)       (112)       (143)


INCOME BEFORE INCOME TAXES ......................................     265           247         424         403

INCOME TAXES ....................................................      89            83         140         138

NET INCOME ......................................................  $  176      $    164     $   284     $   265

Earnings per share of common stock (basic and assuming dilution).  $ 1.02      $   0.95     $  1.65     $  1.53
Dividends per share of common stock .............................  $ 0.50      $   0.48     $  1.00     $  0.96
Average number of common shares outstanding .....................     173           173         173         173


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





			   FPL GROUP, INC.
	       CONDENSED CONSOLIDATED BALANCE SHEETS
		       (Millions of Dollars)

									       June 30,
										 1998         December 31,
									      (Unaudited)         1997
									      -----------     ------------
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and other property,
  including nuclear fuel and construction work in progress ...............      $17,955         $17,820
  Less accumulated depreciation and amortization .........................       (9,049)         (8,466)
    Total property, plant and equipment - net ............................        8,906           9,354

CURRENT ASSETS:
  Cash and cash equivalents ..............................................          428              54
  Customer receivables, net of allowances of $8 and $9, respectively .....          613             501
  Materials, supplies and fossil fuel inventory - at average cost ........          282             302
  Other ..................................................................          306             244
    Total current assets .................................................        1,629           1,101

OTHER ASSETS:
  Special use funds of FPL ...............................................        1,146           1,007
  Other investments ......................................................          399             282
  Other ..................................................................          764             705
    Total other assets ...................................................        2,309           1,994

TOTAL ASSETS .. ..........................................................      $12,844         $12,449


CAPITALIZATION:
  Common stock ...........................................................      $     2         $     2
  Additional paid-in capital..............................................        3,018           3,038
  Retained earnings.......................................................        1,915           1,804
  Accumulated other comprehensive income..................................            1               1
    Total common shareholders' equity.....................................        4,936           4,845
  Preferred stock of FPL without sinking fund requirements ...............          226             226
  Long-term debt .........................................................        2,862           2,949
    Total capitalization .................................................        8,024           8,020

CURRENT LIABILITIES:
  Debt and preferred stock due within one year ...........................          456             332
  Accounts payable .......................................................          353             368
  Accrued interest, taxes and other ......................................        1,075             799
    Total current liabilities ............................................        1,884           1,499

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ......................................        1,428           1,473
  Unamortized regulatory and investment tax credits ......................          374             395
  Other ..................................................................        1,134           1,062
    Total other liabilities and deferred credits .........................        2,936           2,930

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .....................................      $12,844         $12,449


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1997 Form 10-K for FPL Group and FPL.





			     FPL GROUP, INC.
	     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			 (Millions of Dollars)
			      (Unaudited)

										       Six Months Ended
											    June 30,
										      -----------------
										      1998        1997
										      -----       -----
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................................         $ 997       $ 953

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures of FPL ...............................................          (327)       (230)
  Independent power investments .............................................          (395)       (237)
  Distributions and loan repayments from partnerships and joint ventures ....           236          21
  Other - net ...............................................................           (43)         28
      Net cash used in investing activities .................................          (529)       (418)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ................................................           197          21
  Retirement of long-term debt and preferred stock ..........................          (189)       (205)
  Increase (decrease) in short-term debt ....................................           103         (11)
  Repurchase of common stock ................................................           (33)        (32)
  Dividends on common stock .................................................          (172)       (166)
      Net cash used in financing activities .................................           (94)       (393)

Net increase in cash and cash equivalents ...................................           374         142

Cash and cash equivalents at beginning of period ............................            54         196

Cash and cash equivalents at end of period ..................................         $ 428       $ 338

Supplemental disclosures of cash flow information:
  Cash paid for interest ....................................................         $ 129       $ 139
  Cash paid for income taxes ................................................         $  13       $  85

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ....................................         $   2       $  40
  Debt assumed for property additions .......................................             -       $ 420


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1997 Form 10-K for FPL Group and FPL.





		     FLORIDA POWER & LIGHT COMPANY
	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
			(Millions of Dollars)
			     (Unaudited)

							    Three Months Ended      Six Months Ended
								 June 30,               June 30,
							   ------------------     -----------------
							     1998      1997        1998       1997
							   -------    -------     ------     ------
OPERATING REVENUES .................................        $1,634    $1,541      $2,929     $2,940

OPERATING EXPENSES:
  Fuel, purchased power and interchange ............           546       551         977      1,076
  Other operations and maintenance .................           285       278         553        525
  Depreciation and amortization ....................           342       256         585        518
  Income taxes .....................................            96        92         154        150
  Taxes other than income taxes ....................           149       144         284        283
    Total operating expenses .......................         1,418     1,321       2,553      2,552

OPERATING INCOME ...................................           216       220         376        388

OTHER INCOME (DEDUCTIONS):
  Interest charges .................................           (49)      (57)       (100)      (117)
  Other - net ......................................             -         1          (3)         3
    Total other deductions - net ...................           (49)      (56)       (103)      (114)

NET INCOME .........................................           167       164         273        274

PREFERRED STOCK DIVIDENDS ..........................             4         4           7         10

NET INCOME AVAILABLE TO FPL GROUP ..................        $  163    $  160      $  266     $  264


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1997 Form 10-K for FPL Group and FPL.





		     FLORIDA POWER & LIGHT COMPANY
		 CONDENSED CONSOLIDATED BALANCE SHEETS
			 (Millions of Dollars)

										     June 30,
										       1998         December 31,
										    (Unaudited)         1997
										    -----------     ------------

ELECTRIC UTILITY PLANT:
  Plant in service, including nuclear fuel and construction work in progress ...     $17,340         $17,136
  Less accumulated depreciation and amortization ...............................      (8,930)         (8,355)
    Electric utility plant - net ...............................................       8,410           8,781

CURRENT ASSETS:
  Cash and cash equivalents ....................................................         357               3
  Customer receivables, net of allowances of $8 and $9, respectively ...........         582             471
  Materials, supplies and fossil fuel inventory - at average cost ..............         225             242
  Other ........................................................................         291             226
    Total current assets .......................................................       1,455             942

OTHER ASSETS:
  Special use funds ............................................................       1,146           1,007
  Other ........................................................................         451             442
    Total other assets .........................................................       1,597           1,449

TOTAL ASSETS ...................................................................     $11,462         $11,172


CAPITALIZATION:
  Common shareholder's equity ..................................................     $ 4,863         $ 4,814
  Preferred stock without sinking fund requirements ............................         226             226
  Long-term debt ...............................................................       2,418           2,420
    Total capitalization .......................................................       7,507           7,460

CURRENT LIABILITIES:
  Debt and preferred stock due within one year .................................         201             220
  Accounts payable .............................................................         324             344
  Accrued interest, taxes and other ............................................       1,033             748
    Total current liabilities ..................................................       1,558           1,312

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ............................................       1,029           1,070
  Unamortized regulatory and investment tax credits ............................         374             395
  Other ........................................................................         994             935
    Total other liabilities and deferred credits ...............................       2,397           2,400

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...........................................     $11,462         $11,172


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1997 Form 10-K for FPL Group and FPL.





		    FLORIDA POWER & LIGHT COMPANY
	    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			(Millions of Dollars)
			     (Unaudited)

									      Six Months Ended
										  June 30,
									      ----------------
									      1998        1997
									      -----       -----
NET CASH PROVIDED BY OPERATING ACTIVITIES ..............................      $ 971       $ 851

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .................................................       (327)       (230)
  Other - net ..........................................................        (43)        (47)
      Net cash used in investing activities ............................       (370)       (277)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ...........................................        197           -
  Retirement of long-term debt and preferred stock .....................       (180)       (194)
  Decrease in commercial paper .........................................        (39)          -
  Dividends ............................................................       (225)       (224)
    Net cash used in financing activities ..............................       (247)       (418)

Net increase in cash and cash equivalents ..............................        354         156

Cash and cash equivalents at beginning of period .......................          3          78

Cash and cash equivalents at end of period .............................      $ 357       $ 234

Supplemental disclosures of cash flow information:
  Cash paid for interest ...............................................      $  99       $ 113
  Cash paid for income taxes ...........................................      $  22       $ 197

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ...............................      $   2       $  40


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 11 herein and the Notes to Consolidated Financial Statements appearing in the 1997 Form 10-K for FPL Group and FPL.





	     FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
	    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			      (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with the combined 1997 Form 10-K for FPL Group and FPL. In the opinion of FPL Group and FPL, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Summary of Significant Accounting and Reporting Policies

Revenues and Rates - In March 1998, a large customer of FPL withdrew its petition requesting a limited scope proceeding to reduce FPL's base rates. The docket was subsequently closed by the FPSC.

2.  Capitalization

FPL Group Common Stock - During the three and six months ended June 30, 1998, FPL Group repurchased 264,600 shares and 544,600 shares of common stock, respectively, under its share repurchase program. A total of approximately 1.2 million shares have been repurchased under the share repurchase program that began in April 1997.

Long-Term Debt - In June 1998, FPL sold $200 million principal amount of first mortgage bonds maturing in June 2008, with an interest rate of 6%. The proceeds were used in July 1998 to redeem approximately $200 million principal amount of first mortgage bonds, maturing in 2007 and 2012, bearing interest at 7.875%.

In July 1998, a subsidiary of FPL Group Capital Inc (FPL Group Capital) sold $150 million of senior secured bonds maturing in 2018, bearing interest at 7.645%.

Long-Term Incentive Plan - Performance shares granted to date under FPL Group's long-term incentive plan resulted in assumed incremental shares of common stock outstanding for purposes of computing both basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997. These incremental shares were not material in the periods presented and did not cause diluted earnings per share to differ from basic earnings per share.

Other - In the first quarter of 1998, FPL Group adopted Statement of Financial Accounting Standards No. (FAS) 130, "Reporting Comprehensive Income." The statement establishes standards for reporting comprehensive income and its components. Comprehensive income of FPL Group totaling $176 million and $164 million for the three months ended June 30, 1998 and 1997, respectively, and, $284 million and $265 million for the six months ended June 30, 1998 and 1997, respectively, includes net income, and changes in unrealized gains (losses) on securities and foreign currency translation adjustments. Accumulated other comprehensive income is separately displayed in the condensed consolidated balance sheets of FPL Group.

3.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $2.0 billion for 1998 through 2000. Included in this three-year forecast are capital expenditures for 1998 of approximately $620 million, of which $327 million had been spent through June 30, 1998. Also, in January 1998 FPL Group announced plans to purchase all of Central Maine Power Company's (Central Maine) non-nuclear generation assets. The Central Maine transaction is expected to close in the fourth quarter of 1998, subject to approval by federal and state regulators. Commitments for independent power investments, including the acquisition mentioned above, are approximately $850 million for 1998. FPL Group Capital and its subsidiaries have guaranteed approximately $221 million of purchase power agreement obligations, debt service payments and other payments subject to certain contingencies.

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

FPL participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $54 million in retrospective premiums.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL Group's and FPL's financial condition.

FPL self-insures certain of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. FPL maintains a funded storm and property insurance reserve, which totaled approximately $269 million at June 30, 1998, for T&D property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has entered into certain long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of the Southern Company (Southern Companies) provide approximately 1,300 megawatts (mw) of power through mid-2010, and thereafter 383 mw through 2022. FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. Fuel contracts provide for the transportation and supply of natural gas and coal. Commitments to purchase Orimulsion, a controversial fuel from Venezuela, have been eliminated as a result of the rejection in June 1998, by Florida's Power Plant Siting Board, of FPL's application to burn Orimulsion at its Manatee Power Plant.

The required capacity and minimum payments through 2002 under these contracts are estimated to be as follows:

					     1998   1999   2000   2001   2002
					     ----   ----   ----   ----   ----
						  (Millions of Dollars)
Capacity payments:
  JEA and Southern Companies ..............  $200   $210   $210   $210   $210
  Qualifying facilities (a) ...............  $350   $360   $370   $380   $400
Minimum payments, at projected prices:
  Natural gas, including transportation ...  $250   $210   $210   $210   $240
  Coal ....................................  $ 50   $ 40   $ 40   $ 40   $ 40

(a) Includes approximately $35 million, $40 million, $40 million, $40 million and $45 million, respectively, for capacity payments associated with two contracts that are currently in dispute. These capacity payments are subject to the outcome of the related litigation. See Litigation.

Capacity, energy and fuel charges under these contracts were as follows:

				     Three Months Ended June 30,                   Six Months Ended June 30,
				 1998 Charges           1997 Charges          1998 Charges           1997 Charges
			      ------------------     ------------------    ------------------     ------------------
					Energy/                Energy/               Energy/                Energy/
			      Capacity  Fuel (a)     Capacity  Fuel (a)    Capacity  Fuel (a)     Capacity  Fuel (a)
			      --------  --------     --------  --------    --------  --------     --------  --------
							       (Millions of Dollars)
JEA and Southern Companies ..  $54(b)     $35         $50(b)     $ 38       $105(b)    $ 66        $102(b)    $ 73
Qualifying facilities........  $75(c)     $28         $74(c)     $ 31       $149(c)    $ 54        $148(c)    $ 60
Natural gas .................    -        $84           -        $112          -       $138           -       $201
Coal ........................    -        $11           -        $ 14          -       $ 23           -       $ 26

(a)  Recovered through the fuel and purchased power cost recovery clause (fuel clause).
(b)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(c)  Recovered through the capacity clause.
</table


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

4.  Summarized Financial Information of FPL Group Capital

FPL Group Capital's debenture is guaranteed by FPL Group and included in FPL
Group's condensed consolidated balance sheets.  For the three months ended
June 30, 1998 and 1997, operating revenues of FPL Group Capital were approximately $58 million and $46 million, respectively. Operating expenses were approximately $54 million and $36 million, respectively, and net income was approximately $18 million and $9 million, respectively, for the same periods. Operating revenues of FPL Group Capital for the six months ended
June 30, 1998 and 1997 were approximately $102 million and $92 million, respectively. For the same periods, operating expenses were approximately
$95 million and $83 million, respectively, and net income was approximately
$29 million and $10 million, respectively.

At June 30, 1998, FPL Group Capital had approximately $280 million of current assets, $1.5 billion of noncurrent assets, $383 million of current liabilities and $1.0 billion of noncurrent liabilities. At December 31, 1997, FPL Group Capital had current assets of approximately $156 million, noncurrent assets of $1.4 billion, current liabilities of $252 million and noncurrent liabilities of $999 million.

Management has not presented separate financial statements and other disclosures concerning FPL Group Capital because management has determined that such information is not material to holders of the FPL Group Capital debenture.





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

RESULTS OF OPERATIONS

The generation, transmission, distribution and sale of electric energy by FPL continues to represent the principal operations of FPL Group. However, growth in FPL Group's net income for the three and six months ended June 30, 1998 was primarily due to better operating results at FPL Energy, Inc.'s (FPL
Energy) independent power investments.  FPL's net income available to FPL
Group also increased, mainly due to higher customer usage and customer growth, partly offset by higher depreciation and O&M expenses.

FPL's revenues from base rates for the three and six months ended June 30, 1998 increased to $970 million and $1.72 billion, respectively, from $875 million and $1.64 billion for the same period in 1997. The improvements resulted from increases in energy usage per retail customer of 8.3% and 2.4%, respectively, primarily due to weather conditions, and customer growth of 1.9% and 1.8%, respectively. Cost recovery clause revenues and franchise fees comprise substantially all of the remaining operating revenues. Such revenues represent a pass-through of costs and do not significantly affect net income.
 Fluctuations in these revenues are primarily driven by changes in energy sales, fuel prices and capacity charges.

O&M expenses increased for the three and six months ended June 30, 1998, primarily due to additional spending associated with improving service reliability. Depreciation and amortization expense in all periods presented includes amortization recorded under the special amortization program, which is a function of retail base revenues. Depreciation and amortization expense increased for the three and six months ended June 30, 1998 mainly due to the increase in revenues discussed above. Also, in June 1998 the FPSC approved, on an interim basis, higher depreciation rates for FPL. The higher depreciation rates will result in an annual increase in depreciation expense of $25 million, half of which was recorded in the second quarter of 1998.
The FPSC is expected to give final consideration to this matter in the fourth quarter of 1998. Interest and preferred stock dividend requirements declined for the three and six months ended June 30, 1998, resulting from continued reductions in average debt and preferred stock balances.

FPL Energy's operating results improved for the three and six months ended
June 30, 1998. The improvements primarily reflect better over-all results from FPL Energy's earnings in independent power investments.

FPL Group is continuing to work to resolve the potential impact of the year
2000 on the processing of information by its computer systems. An assessment of the information technology infrastructure, computer applications and computerized processes embedded in operating equipment has been substantially completed and work is underway to make the necessary modifications.
Additionally, FPL Group is actively communicating with major suppliers, customers, financial institutions and others to ensure that electronic interfaces with these parties will continue to function properly into 2000.
The cost of addressing year 2000 issues is estimated to be approximately $50 million, a small portion of which has been spent to date. The majority of these costs represent the redeployment of existing resources and therefore, are not expected to have a significant effect on O&M expenses. Work related to the year 2000 effort is expected to be completed in 1999.

In June 1998, the Financial Accounting Standards Board issued FAS 133,
"Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FPL Group is currently assessing the effect, if any, on its financial statements of implementing FAS 133.
FPL's energy marketing and trading division uses forward contracts and options to manage fuel costs and to market any excess generation.
Substantially all of the results of these activities are reflected in the fuel or the capacity clauses and, accordingly, do not affect net income. FPL
Group will be required to adopt the standard in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Using available cash flows from operations, FPL repaid certain series of secured medium-term notes that matured during the first quarter of 1998.
Additionally, during the three and six months ended June 30, 1998, FPL Group repurchased 264,600 and 544,600 shares of common stock, respectively. These actions are consistent with management's intent to reduce debt and preferred stock balances and the number of outstanding shares of common stock. See
Note 2.

In June 1998, the FPSC denied FPL's request to increase the $20 million annual storm fund contribution. FPL does not intend to contest the denial.

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






			PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

FPL Group:

(a)    The Annual Meeting of FPL Group's shareholders was held on May 18,
       1998. Of the 181,512,385 shares of common stock outstanding on the record date of March 9, 1998, a total of 148,229,362 shares were represented in person or by proxy.

(b)    The following directors were elected effective May 18, 1998:


						     Votes Cast
					     -------------------------
							    Against or
						 For         Withheld
					     -----------    ----------

	H. Jesse Arnelle .................   145,960,657     2,268,705
	Sherry S. Barrat .................   145,943,226     2,286,136
	Robert M. Beall, II ..............   145,391,428     2,837,934
	James L. Broadhead ...............   145,775,626     2,453,736
	J. Hyatt Brown ...................   145,943,100     2,286,262
	Armando M. Codina ................   145,944,064     2,285,298
	Marshall M. Criser ...............   146,001,872     2,227,490
	B. F. Dolan ......................   146,014,942     2,214,420
	Willard D. Dover .................   145,475,478     2,753,884
	Alexander W. Dreyfoos, Jr.........   146,053,943     2,175,419
	Paul J. Evanson ..................   145,979,518     2,249,844
	Drew Lewis .......................   145,860,701     2,368,661
	Frederic V. Malek ................   145,833,806     2,395,556
	Paul R. Tregurtha ................   145,907,034     2,322,328


(c)(i) The vote to ratify the appointment of Deloitte & Touche LLP as independent auditors for 1998 was 146,584,973 for, 908,692 against and 735,697 abstaining.

   (ii) The vote on a shareholder proposal requesting that FPL Group adopt cumulative voting for the election of directors was 44,978,047 for, 83,375,404 against, 3,549,605 abstaining and 16,326,306 broker non-
	votes.

FPL:

(a) The following FPL directors were elected effective May 18, 1998 by the written consent of FPL Group, as the sole common shareholder of FPL, in lieu of an annual meeting of shareholders:

	James L. Broadhead
	Dennis P. Coyle
	Paul J. Evanson
	Lawrence J. Kelleher
	Thomas F. Plunkett
	C. O. Woody
	Michael W. Yackira

Item 5. Other Information

(a) Reference is made to Item 1. Business - FPL Operations - General in the 1997 Form 10-K for FPL Group and FPL.

	In June 1998, FPL and the JEA filed a petition with the FPSC seeking approval of a territorial exchange affecting portions of Duval and St. John's Counties. FPL will serve an additional portion of St.
	John's County and will turn over its service area in Duval County to the JEA. The FPSC is expected to consider this matter during the third quarter of 1998. The territorial exchange will involve approximately 1,800 customers in each area and is not expected to have a material effect on earnings. The transition is anticipated to take from one to three years.

(b)     Reference is made to Item 1. Business - FPL Operations - System
	Capability and Load in the 1997 Form 10-K for FPL Group and FPL.

	From June 2, 1998 through June 5, 1998, FPL set four consecutive records for summertime peak demand, ranging from 17,156 mw to 17,931 mw. Adequate resources were available at the time of each peak to meet customer demand.

(c)     Reference is made to Item. 1 Business - FPL Operations - Nuclear
	Operations for FPL.

	In June 1998, FPL informed the Nuclear Regulatory Commission (NRC) of its intent to apply for a 20-year license renewal for Turkey Point
	Units Nos. 3 and 4. FPL expects to file the application with the NRC in approximately 2002. Operating licenses for Turkey Point Units Nos.
	3 and 4 expire in 2012 and 2013, respectively.

(d) After February 13, 1999, notice to FPL Group of a shareholder proposal submitted for consideration at the 1999 Annual Meeting of Shareholders, which is not submitted for inclusion in FPL Group's proxy statement and form of proxy, will be considered untimely and the persons named in the proxies solicited by FPL Group's Board of Directors for the 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to any such proposal.


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

	Exhibit                                              FPL
	Number                Description                   Group   FPL
	-------    ------------------------------------     -----   ---
	  4        Ninety-eighth Supplemental Indenture       x      x
		     dated as of June 1, 1998 between
		     FPL and Bankers Trust Company, Trustee
	 12(a)     Computation of Ratio of Earnings to        x
		     Fixed Charges
	 12(b)     Computation of Ratios                             x
	 27        Financial Data Schedule                    x      x


(b)     Reports on Form 8-K - None





			     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			    FPL GROUP, INC.
		    FLORIDA POWER & LIGHT COMPANY
			    (Registrants)




Date:  August 3, 1998
			  K. MICHAEL DAVIS
		      ------------------------
			  K. Michael Davis
      Controller and Chief Accounting Officer of FPL Group, Inc.
	    Vice President, Accounting, Controller and
      Chief Accounting Officer of Florida Power & Light Company
	  (Principal Financial Officer of the Registrants)


