Form 10-Q
period 1998-09-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 1998-11-04
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

		Washington, D. C. 20549



		      FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each class of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $.01 Par Value, outstanding at September 30, 1998: 180,883,935 shares.

As of September 30, 1998, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

The business and profitability of the Company are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions (including natural disasters such as hurricanes), population growth rates and demographic patterns, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation, unanticipated development project delays or changes in project costs, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities, legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements, and any unanticipated impact of the year 2000, including delays or changes in costs of year 2000 compliance, or the failure of major suppliers, customers and others with whom the Company does business to resolve their own year 2000 issues on a timely basis.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of the Company.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

			    FPL GROUP, INC.
		CONDENSED CONSOLIDATED STATEMENTS OF INCOME
		  (In millions, except per share amounts)
			     (Unaudited)




								       Three Months Ended       Nine Months Ended
									 September 30,           September 30,
								       1998         1997         1998        1997
OPERATING REVENUES ..............................................     $1,999        $1,859      $5,030      $4,891

OPERATING EXPENSES:
  Fuel, purchased power and interchange .........................        659           674       1,652       1,777
  Other operations and maintenance...............................        327           290         945         858
  Depreciation and amortization .................................        314           266         911         797
  Taxes other than income taxes .................................        171           165         457         448
    Total operating expenses ....................................      1,471         1,395       3,965       3,880

OPERATING INCOME ................................................        528           464       1,065       1,011

OTHER INCOME (DEDUCTIONS):
  Interest charges ..............................................       (101)          (70)       (228)       (215)
  Preferred stock dividends - FPL ...............................         (4)           (5)        (11)        (15)
  Other - net ...................................................         21            17          42          29
    Total other deductions - net ................................        (84)          (58)       (197)       (201)

INCOME BEFORE INCOME TAXES ......................................        444           406         868         810

INCOME TAXES ....................................................        157           144         297         282

NET INCOME ......................................................     $  287        $  262      $  571      $  528

Earnings per share of common stock (basic and assuming dilution).     $ 1.66      $   1.52     $  3.31     $  3.05
Dividends per share of common stock .............................     $ 0.50      $   0.48     $  1.50     $  1.44
Average number of common shares outstanding .....................        172           173         173         173


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





			     FPL GROUP, INC.
		   CONDENSED CONSOLIDATED BALANCE SHEETS
			  (Millions of Dollars)



										       September 30,
											   1998         December 31,
											(Unaudited)         1997
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and other property,
    including nuclear fuel and construction work in progress .......................      $17,991         $17,820
  Less accumulated depreciation and amortization ...................................       (9,153)         (8,466)
    Total property, plant and equipment - net ......................................        8,838           9,354

CURRENT ASSETS:
  Cash and cash equivalents ........................................................          447              54
  Customer receivables, net of allowances of $10 and $9, respectively ..............          705             501
  Materials, supplies and fossil fuel inventory - at average cost ..................          278             302
  Other ............................................................................          341             244
    Total current assets ...........................................................        1,771           1,101

OTHER ASSETS:
  Special use funds of FPL .........................................................        1,093           1,007
  Other investments ................................................................          369             282
  Other ............................................................................          773             705
    Total other assets .............................................................        2,235           1,994

TOTAL ASSETS .. ....................................................................      $12,844         $12,449


CAPITALIZATION:
  Common stock .....................................................................      $     2         $     2
  Additional paid-in capital........................................................        3,004           3,038
  Retained earnings.................................................................        2,116           1,804
  Accumulated other comprehensive income............................................            1               1
    Total common shareholders' equity...............................................        5,123           4,845
  Preferred stock of FPL without sinking fund requirements .........................          226             226
  Long-term debt ...................................................................        2,785           2,949
    Total capitalization ...........................................................        8,134           8,020

CURRENT LIABILITIES:
  Debt and preferred stock due within one year .....................................          287             332
  Accounts payable .................................................................          401             368
  Accrued interest, taxes and other ................................................        1,131             799
    Total current liabilities ......................................................        1,819           1,499

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................        1,364           1,473
  Unamortized regulatory and investment tax credits ................................          365             395
  Other ............................................................................        1,162           1,062
    Total other liabilities and deferred credits ...................................        2,891           2,930

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................      $12,844         $12,449


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1997 Form 10-K for FPL Group and FPL.




			 FPL GROUP, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
		      (Millions of Dollars)
			  (Unaudited)



												 Nine Months Ended
												   September 30,
												  1998        1997
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................          $1,532      $1,497

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures of FPL .........................................................            (474)       (355)
  Independent power investments .......................................................            (425)       (247)
  Distributions and loan repayments from partnerships and joint ventures ..............             280          42
  Other - net .........................................................................             (58)         15
      Net cash used in investing activities ...........................................            (677)       (545)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ..........................................................             343          30
  Retirement of long-term debt and preferred stock ....................................            (398)       (428)
  Decrease in short-term debt .........................................................             (96)          -
  Repurchase of common stock ..........................................................             (52)        (41)
  Dividends on common stock ...........................................................            (259)       (249)
      Net cash used in financing activities ...........................................            (462)       (688)

Net increase in cash and cash equivalents .............................................             393         264

Cash and cash equivalents at beginning of period ......................................              54         196

Cash and cash equivalents at end of period ............................................          $  447      $  460

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................          $  217      $  212
  Cash paid for income taxes ..........................................................          $  238      $  198

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................          $   29      $   49
  Debt assumed for property additions ..................................................               -      $  420


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1997 Form 10-K for FPL Group and FPL.





		 FLORIDA POWER & LIGHT COMPANY
	   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
		     (Millions of Dollars)
			  (Unaudited)


									  Three Months Ended     Nine Months Ended
									     September 30,         September 30,
									    1998      1997        1998       1997
OPERATING REVENUES ................................................        $1,878    $1,819      $4,807     $4,759

OPERATING EXPENSES:
  Fuel, purchased power and interchange ...........................           637       661       1,614      1,737
  Other operations and maintenance ................................           293       272         846        796
  Depreciation and amortization ...................................           306       262         891        781
  Income taxes ....................................................           157       149         311        299
  Taxes other than income taxes ...................................           171       164         456        447
    Total operating expenses ......................................         1,564     1,508       4,118      4,060

OPERATING INCOME ..................................................           314       311         689        699

OTHER INCOME (DEDUCTIONS):
  Interest charges ................................................           (50)      (57)       (149)      (173)
  Other - net .....................................................             3         2           -          4
    Total other deductions - net ..................................           (47)      (55)       (149)      (169)

NET INCOME ........................................................           267       256         540        530

PREFERRED STOCK DIVIDENDS .........................................             4         5          11         15

NET INCOME AVAILABLE TO FPL GROUP .................................        $  263    $  251      $  529     $  515


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1997 Form 10-K for FPL Group and FPL.




		    FLORIDA POWER & LIGHT COMPANY
	       CONDENSED CONSOLIDATED BALANCE SHEETS
		       (Millions of Dollars)


											September 30,
											   1998         December 31,
											(Unaudited)         1997

ELECTRIC UTILITY PLANT:
  Plant in service, including nuclear fuel and construction work in progress .......     $17,358         $17,136
  Less accumulated depreciation and amortization ...................................      (9,029)         (8,355)
    Electric utility plant - net ...................................................       8,329           8,781

CURRENT ASSETS:
  Cash and cash equivalents ........................................................         237               3
  Customer receivables, net of allowances of $10 and $9, respectively ...............        654             471
  Materials, supplies and fossil fuel inventory - at average cost ..................         216             242
  Other ............................................................................         317             226
    Total current assets ...........................................................       1,424             942

OTHER ASSETS:
  Special use funds ................................................................       1,093           1,007
  Other ............................................................................         437             442
    Total other assets .............................................................       1,530           1,449

TOTAL ASSETS .......................................................................     $11,283         $11,172


CAPITALIZATION:
  Common shareholder's equity ......................................................     $ 4,879         $ 4,814
  Preferred stock without sinking fund requirements ................................         226             226
  Long-term debt ...................................................................       2,190           2,420
    Total capitalization ...........................................................       7,295           7,460

CURRENT LIABILITIES:
  Debt and preferred stock due within one year .....................................         230             220
  Accounts payable .................................................................         351             344
  Accrued interest, taxes and other ................................................       1,052             748
    Total current liabilities ......................................................       1,633           1,312

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................         970           1,070
  Unamortized regulatory and investment tax credits ................................         365             395
  Other ............................................................................       1,020             935
    Total other liabilities and deferred credits ...................................       2,355           2,400

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................     $11,283         $11,172


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1997 Form 10-K for FPL Group and FPL.




		    FLORIDA POWER & LIGHT COMPANY
	   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			(Millions of Dollars)
			    (Unaudited)


												 Nine Months Ended
												   September 30,
												  1998        1997
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................          $1,479      $1,368

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................            (474)       (355)
  Other - net .........................................................................             (64)        (64)
      Net cash used in investing activities ...........................................            (538)       (419)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ..........................................................             197           -
  Retirement of long-term debt and preferred stock ....................................            (389)       (269)
  Decrease in commercial paper ........................................................             (40)          -
  Dividends ...........................................................................            (475)       (460)
    Net cash used in financing activities .............................................            (707)       (729)

Net increase in cash and cash equivalents .............................................             234         220

Cash and cash equivalents at beginning of period ......................................               3          78

Cash and cash equivalents at end of period ............................................          $  237      $  298

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................          $  142      $  171
  Cash paid for income taxes ..........................................................          $  277      $  361

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................          $   29      $   49


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1997 Form 10-K for FPL Group and FPL.




	   FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			    (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with the combined 1997 Form 10-K for FPL Group and FPL. In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Summary of Significant Accounting and Reporting Policies

Revenues and Rates - In March 1998, a large customer of FPL withdrew its petition requesting a limited scope proceeding to reduce FPL's base rates. The docket was subsequently closed by the FPSC.

On November 3, 1998, the FPSC deferred consideration of an FPSC Staff recommendation requesting a limited proceeding on the appropriateness of FPL's regulatory return on equity and equity ratio, and encouraged FPL and the FPSC Staff to continue negotiations to reach a settlement. The FPSC Staff has questioned whether FPL's regulatory return on equity and equity ratio should be reduced. The parties have been directed to report back to the FPSC on December 1, 1998. If a settlement is not reached by December 1, 1998, the FPSC is expected to vote on whether a limited proceeding on these issues should take place.

Decommissioning of Generating Plant - In October 1998, FPL filed updated nuclear decommissioning studies with the FPSC. The updated studies indicate an increase in FPL's portion of the ultimate cost of decommissioning its four nuclear units, expressed in 1998 dollars, to approximately $1.7 billion. This results in a nuclear decommissioning reserve deficiency of approximately $536 million. FPL is proposing to maintain the decommissioning expense accrual at $85 million per year and recover the reserve deficiency through the special amortization program.

2.  Capitalization

FPL Group Common Stock - During the three and nine months ended September 30, 1998, FPL Group repurchased 311,600 shares and 856,200 shares of common stock, respectively, under its share repurchase program. A total of approximately
1.5 million shares have been repurchased under the share repurchase program that began in April 1997.

Long-Term Debt - In June 1998, FPL sold $200 million principal amount of first mortgage bonds maturing in June 2008, with an interest rate of 6%. The proceeds were used in July 1998 to redeem approximately $200 million principal amount of first mortgage bonds, maturing in 2007 and 2012, bearing interest at 7.875%. In July 1998, a subsidiary of FPL Group Capital Inc (FPL Group Capital) sold $150 million of senior secured bonds maturing in 2018, bearing interest at 7.645%. In September 1998, FPL redeemed $600,000 principal amount of variable rate tax-exempt pollution control, solid waste disposal revenue bonds, maturing in 2027.

Long-Term Incentive Plan - Performance shares granted to date under FPL Group's long-term incentive plan resulted in assumed incremental shares of common stock outstanding for purposes of computing both basic and diluted earnings per share for the nine months ended September 30, 1998 and 1997. These incremental shares were not material in the periods presented and did not cause diluted earnings per share to differ from basic earnings per share.

Other - In the first quarter of 1998, FPL Group adopted Statement of Financial Accounting Standards No. (FAS) 130, "Reporting Comprehensive Income." The statement establishes standards for reporting comprehensive income and its components. Comprehensive income of FPL Group totaling $288 million and $263 million for the three months ended September 30, 1998 and 1997, respectively, and, $572 million and $528 million for the nine months ended September 30, 1998 and 1997, respectively, includes net income, and changes in unrealized gains (losses) on securities and foreign currency translation adjustments. Accumulated other comprehensive income is separately displayed in the condensed consolidated balance sheets of FPL Group.


3.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $2.2 billion for 1998 through 2000.
 Included in this three-year forecast are capital expenditures for 1998 of approximately $600 million, of which $474 million had been spent through September 30, 1998. Also, in January 1998 FPL Group announced plans to purchase all of Central Maine Power Company's (Central Maine) non-nuclear generation assets. The Central Maine transaction is expected to close in the first quarter of 1999, subject to approval by federal and state regulators.
 Commitments for independent power investments, including the acquisition mentioned above, are approximately $850 million for 1999. FPL Group Capital and its subsidiaries have guaranteed approximately $219 million of purchase power agreement obligations, debt service payments and other payments subject to certain contingencies.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of the insurance available from private sources and under an industry retrospective payment plan. In accordance with this Act, FPL maintains $200 million of private liability insurance, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $362 million per incident at any nuclear utility reactor in the United States, payable at a rate not to exceed $43 million per incident per year.

FPL participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $53 million in retrospective premiums.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL Group's and FPL's financial condition.

FPL self-insures certain of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. FPL maintains a funded storm and property insurance reserve, which totaled approximately $262 million at September 30, 1998, for T&D property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

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

The required capacity and minimum payments through 2002 under these contracts are estimated to be as follows:


									   1998      1999      2000       2001      2002
										       (Millions of Dollars)
Capacity payments:
  JEA and Southern Companies ............................................  $210      $210      $210       $210      $210
  Qualifying facilities (a) .............................................  $350      $360      $370       $380      $400
Minimum payments, at projected prices:
  Natural gas, including transportation .................................  $270      $210      $210       $240      $260
  Coal ..................................................................  $ 50      $ 40      $ 40       $ 40      $ 40


(a) Includes approximately $35 million, $40 million, $40 million, $40 million and $45 million, respectively, for capacity payments associated with two contracts that are currently in dispute. These capacity payments are subject to the outcome of the related litigation. See
     Litigation.

Capacity, energy and fuel charges under these contracts were as follows:


				     Three Months Ended September 30,             Nine Months Ended September 30,
				 1998 Charges           1997 Charges          1998 Charges           1997 Charges
					Energy/                Energy/               Energy/                Energy/
			      Capacity  Fuel (a)     Capacity  Fuel (a)    Capacity  Fuel (a)     Capacity  Fuel (a)
							       (Millions of Dollars)
JEA and Southern Companies ..  $42(b)     $38         $51(b)     $ 36       $147(b)    $104        $153(b)    $109
Qualifying facilities .......  $75(c)     $31         $77(c)     $ 40       $224(c)    $ 85        $225(c)    $100
Natural gas .................    -        $77           -        $129          -       $215           -       $333
Coal ........................    -        $12           -        $ 13          -       $ 37           -       $ 40


(a)  Recovered through the fuel and purchased power cost recovery clause
    (fuel clause).
(b) Recovered through base rates and the capacity cost recovery clause
    (capacity clause).
(c) Recovered through the capacity clause.

Litigation - In 1997, FPL filed a complaint against the owners of two qualifying facilities (plant owners) seeking an order declaring that FPL's obligations under the power purchase agreements with the qualifying facilities were rendered of no force and effect because the power plants failed to accomplish commercial operation before January 1, 1997, as required by the agreements. In 1997, the plant owners filed for bankruptcy under Chapter XI of the United States Bankruptcy Code, ceased all attempts to operate the power plants and entered into an agreement with the holders of more than 70% of the bonds that partially financed the construction of the plants. This agreement gives the holders of a majority of the principal amount of the bonds (the majority bondholders) the right to control, fund and manage any litigation against FPL and the right to settle with FPL on any terms such holders approve, provided that certain agreements are not affected and certain conditions are met. In January 1998, the plant owners (through the attorneys for the majority bondholders) filed an answer denying the allegations in FPL's complaint and asserting counterclaims for approximately $2 billion, consisting of all capacity payments that could have been made over the 30-year term of the power purchase agreements and three times their actual damages for alleged violations of Florida antitrust laws, plus attorneys' fees. In October 1998, the court dismissed all of the plant owners' antitrust claims against FPL. The plant owners have since moved for summary judgment on FPL's claims against them.

The Florida Municipal Power Agency (FMPA), an organization comprised of municipal electric utilities, has sued FPL for allegedly breaching a "contract" to provide transmission service to the FMPA and its members and for breaching antitrust laws by monopolizing or attempting to monopolize the provision, coordination and transmission of electric power in refusing to provide transmission service, or to permit the FMPA to invest in and use FPL's transmission system, on the FMPA's proposed terms. The FMPA seeks $140 million in damages, before trebling for the antitrust claim, and court orders requiring FPL to permit the FMPA to invest in and use FPL's transmission system on "reasonable terms and conditions" and on a basis equal to FPL. In 1995, the Court of Appeals vacated the District Court's summary judgment in favor of FPL and remanded the matter to the District Court for further proceedings. In 1996, the District Court ordered the FMPA to seek a declaratory ruling from the FERC regarding certain issues in the case. In November 1998, the FERC declined to make the requested ruling.
The District Court has yet to act further.

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

4.  Summarized Financial Information of FPL Group Capital

FPL Group Capital's debenture is guaranteed by FPL Group and included in FPL Group's condensed consolidated balance sheets. For the three months ended September 30, 1998 and 1997, operating revenues of FPL Group Capital were approximately $122 million and $40 million, respectively. For the same periods, operating expenses were approximately $65 million and $36 million, respectively, and net income was approximately $29 million and $16 million, respectively. For the nine months ended September 30, 1998 and 1997, operating revenues of FPL Group Capital were approximately $223 million and $132 million, respectively. For the same periods, operating expenses were approximately $160 million and $119 million, respectively, and net income was approximately $58 million and $26 million, respectively.

At September 30, 1998, FPL Group Capital had approximately $361 million of current assets, $1.5 billion of noncurrent assets, $218 million of current liabilities and $1.2 billion of noncurrent liabilities. At December 31, 1997, FPL Group Capital had current assets of approximately $156 million, noncurrent assets of $1.4 billion, current liabilities of $252 million and noncurrent liabilities of $999 million.

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

RESULTS OF OPERATIONS

The generation, transmission, distribution and sale of electric energy by FPL continues to represent the principal operations of FPL Group. However, growth in FPL Group's net income for the three and nine months ended September 30, 1998 was primarily due to additional investments and better operating results at FPL Energy, Inc.'s (FPL Energy) independent power investments. FPL's net income available to FPL Group also increased, mainly due to higher customer usage and customer growth, partly offset by higher depreciation and O&M expenses.

FPL's revenues from base rates for the three and nine months ended September 30, 1998 increased to $1.1 billion and $2.8 billion, respectively, from $1.0 billion and $2.7 billion for the same period in 1997. The improvements resulted from increases in energy usage per retail customer of 5.3% and 3.5%, respectively, primarily due to weather conditions, and customer growth of 1.9% and 1.8%, respectively. Cost recovery clause revenues and franchise fees comprise substantially all of the remaining operating revenues. Such revenues represent a pass-through of costs and do not significantly affect net income. Fluctuations in these revenues are primarily driven by changes in energy sales, fuel prices and capacity charges.

FPL's O&M expenses increased for the three and nine months ended September 30, 1998, primarily due to additional spending associated with improving the reliability of the distribution system. Depreciation and amortization expense in all periods presented includes amortization recorded under the special amortization program, which is a function of retail base revenues. Depreciation and amortization expense increased for the three and nine months ended September 30, 1998 mainly due to the increase in revenues discussed above. FPL's interest expense and preferred stock dividend requirements declined for the three and nine months ended September 30, 1998, resulting from continued reductions in average debt and preferred stock balances.

On November 3, 1998, the FPSC deferred consideration of an FPSC Staff recommendation requesting a limited proceeding on the appropriateness of FPL's regulatory return on equity and equity ratio, and encouraged FPL and the FPSC Staff to continue negotiations to reach a settlement. The FPSC Staff has questioned whether FPL's regulatory return on equity and equity ratio should be reduced. The parties have been directed to report back to the FPSC on December 1, 1998. If a settlement is not reached by December 1, 1998, the FPSC is expected to vote on whether a limited proceeding on these issues should take place.

FPL Energy's operating results improved for the three and nine months ended September 30, 1998. The improvements primarily reflect additional investments and better over-all results from independent power investments.
 In addition, during the third quarter of 1998, one of FPL Energy's independent power investments received a settlement relating to a contract dispute, which was partially offset by costs associated with an interest rate swap which is no longer designated as a hedge.

FPL Group is continuing to work to resolve the potential impact of the year 2000 on the processing of information by its computer systems. A multi-phase plan has been developed consisting of inventorying potential problems, assessing what will be required to address each potential problem, taking the necessary action to fix each problem, testing to see that the action taken did result in year 2000 readiness and implementing the required solution. The inventory and assessment of the information technology infrastructure, computer applications and computerized processes embedded in operating equipment has been substantially completed and approximately 60% of the necessary modifications have been tested and implemented. FPL Group's efforts to assess the year 2000 readiness of third parties are ongoing. These communications will help ensure that critical supplies are not interrupted, that large customers are able to receive power and that transactions with or processed by financial institutions will occur as intended. FPL Group is on schedule with its multi-phase plan and all phases are expected to be completed by mid-1999, except for work at St. Lucie Unit No. 1, which will be completed during a scheduled refueling outage beginning in October 1999. The cost of addressing year 2000 issues is estimated to be approximately $50 million, approximately 20% of which had been spent through September 30, 1998. The majority of these costs represent the redeployment of existing resources and therefore, are not expected to have a significant effect on O&M expenses.


At this time, FPL Group believes that the most reasonably likely worst case scenarios relating to the year 2000 could include a temporary disruption of service to customers, caused by a potential disruption in fuel supply, water supply and telecommunications, as well as transmission grid disruptions caused by other companies whose electrical systems are interconnected with FPL. A contingency planning team has been established to identify the risks associated with the year 2000, as well as to coordinate with other utilities in the region. A preliminary contingency plan is expected to be developed by the end of the first quarter of 1999, and will be continually updated as additional information becomes available.

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

LIQUIDITY AND CAPITAL RESOURCES

Using available cash flows from operations, FPL repaid certain series of secured medium-term notes that matured during the first quarter of 1998. Additionally, during the three and nine months ended September 30, 1998, FPL Group repurchased 311,600 and 856,200 shares of common stock, respectively.
 These actions are consistent with management's intent to reduce debt and preferred stock balances and the number of outstanding shares of common stock. See Note 2.

In September 1998, FPL announced plans to accelerate expansion of its power generating system. FPL intends to repower two existing plants by the end of 2001 and 2003, respectively, and build two new gas-fired units within ten years at the Martin power plant. In October 1998, FPL selected Florida Gas Transmission Company to construct a natural gas pipeline approximately 100 miles long to bring natural gas to the Ft. Myers plant, the first plant to be repowered. For information concerning capital commitments, see Note 3.

MARKET RISK SENSITIVITY

An interest rate swap agreement entered into by an FPL Group subsidiary was undesignated as a hedge during the third quarter of 1998, and was recorded at its market value as of September 30, 1998. An interest rate lock agreement entered into by an FPL Group subsidiary during the third quarter of 1998 had a fair value of $29 million at September 30, 1998 (based on the cost to terminate the agreement). A hypothetical 10% decrease in interest rates would result in a $13 million increase in the fair value of that agreement.

Other than the above changes, the risk associated with FPL Group's and FPL's market risk sensitive instruments has not materially changed from that discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitivity in the 1997 Form 10-K for FPL Group and FPL.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

(a) Reference is made to Item 3. Legal Proceedings in the 1997 Form 10-K for FPL Group and FPL.

In October 1998, the court dismissed all of the qualifying facilities plant owners' antitrust claims against FPL. The plant owners have since moved for summary judgment on FPL's claims against them.

In November 1998, the FERC declined to make the required ruling in the FMPA case. The District Court has yet to act further.

Item 5.  Other Information

(a) Reference is made to Item 1. Business - FPL Operations - Retail Ratemaking in the 1997 Form 10-K for FPL Group and FPL.

On November 3, 1998, the FPSC deferred consideration of an FPSC Staff recommendation requesting a limited proceeding on the appropriateness of FPL's regulatory return on equity and equity ratio, and encouraged FPL and the FPSC Staff to continue negotiations to reach a settlement. The FPSC Staff has questioned whether FPL's regulatory return on equity and equity ratio should be reduced. The parties have been directed to report back to the FPSC on December 1, 1998. If a settlement is not reached by December 1, 1998, the FPSC is expected to vote on whether a limited proceeding on these issues should take place.

(b) Reference is made to Item 1. Business - FPL Operations - System Capability and Load in the 1997 Form 10-K for FPL Group and FPL and
Item 5. (b) Other Information in the FPL Group and FPL Form 10-Q for the quarterly period ended March 31, 1998.

	In September 1998, FPL announced plans to accelerate expansion of its power generating system. FPL intends to repower two existing plants by the end of 2001 and 2003, respectively, and build two new gas-fired units within ten years at the Martin power plant. In October 1998, FPL selected Florida Gas Transmission Company to construct a natural gas pipeline approximately 100 miles long to bring natural gas to the Ft.
Myers plant, the first plant to be repowered.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits


       Exhibit                                                                    FPL
       Number                                       Description                  Group    FPL
	12(a)             Computation of Ratio of Earnings to Fixed Charges       x
	12(b)             Computation of Ratios                                           x
	27                Financial Data Schedule                                 x       x


(b)     Reports on Form 8-K - None

			  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			FPL GROUP, INC.
	       FLORIDA POWER & LIGHT COMPANY
			(Registrants)

Date:  November 4, 1998
		       K. MICHAEL DAVIS
		------------------------------
		       K. Michael Davis
 Controller and Chief Accounting Officer of FPL Group, Inc.
	Vice President, Accounting, Controller and
 Chief Accounting Officer of Florida Power & Light Company
      (Principal Financial Officer of the Registrants)