Form 10-K
period 1998-12-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 1999-03-02
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

			  WASHINGTON, D.C. 20549

			       FORM 10-K

	[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
	     ACT OF 1934

		   For the fiscal year ended December 31, 1998

				   OR

	[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	     EXCHANGE ACT OF 1934


		       Exact name of Registrants as specified in           IRS Employer
Commission          their charters, address of principal executive        Identification
File Number           offices and Registrants' telephone number               Number
-----------         -----------------------------------------------       ---------------
1-8841                            FPL GROUP, INC.                            59-2449419
1-3545                    FLORIDA POWER & LIGHT COMPANY                      59-0247775
			      700 Universe Boulevard
			     Juno Beach, Florida 33408
				  (561) 694-4000


State or other jurisdiction of incorporation or organization:  Florida


												Name of exchange
											      on which registered
											    ------------------------
Securities registered pursuant to Section 12(b) of the Act:
   FPL Group, Inc.:  Common Stock, $.01 Par Value and Preferred Share Purchase Rights        New York Stock Exchange
   Florida Power & Light Company:  None

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock of FPL Group, Inc. held by non-affiliates as of January 31, 1999 (based on the closing market price on the Composite Tape on January 31, 1999) was $9,878,526,053 (determined by subtracting from the number of shares outstanding on that date the number of shares held by directors and officers of FPL Group, Inc.).

There was no voting stock of Florida Power & Light Company held by non-affiliates as of January 31, 1999.

The number of shares outstanding of each class of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $.01 Par Value, outstanding at January 31, 1999: 180,334,935 shares

As of January 31, 1999, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

		  DOCUMENTS INCORPORATED BY REFERENCE

Portions of FPL Group, Inc.'s Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
		   ______________________________

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

			     DEFINITIONS


Acronyms and defined terms used in the text include the following:



Term                         Meaning
capacity clause              Capacity cost recovery clause
Central Maine                Central Maine Power Company
charter                      Restated Articles of Incorporation, as amended, of FPL Group or FPL, as
			     the case may be
conservation clause          Energy conservation cost recovery clause
DOE                          U.S. Department of Energy
EMF                          Electric and magnetic fields
environmental clause         Environmental compliance cost recovery clause
FDEP                         Florida Department of Environmental Protection
FERC                         Federal Energy Regulatory Commission
FGT                          Florida Gas Transmission Company
FMPA                         Florida Municipal Power Agency
FPL                          Florida Power & Light Company
FPL Energy                   FPL Energy, Inc.
FPL Group                    FPL Group, Inc.
FPL Group Capital            FPL Group Capital Inc
FPSC                         Florida Public Service Commission
fuel clause                  Fuel and purchased power cost recovery clause
Holding Company Act          Public Utility Holding Company Act of 1935, as amended
IBEW                         International Brotherhood of Electrical Workers
JEA                          Jacksonville Electric Authority
kv                           Kilovolt
kva                          Kilovolt-ampere
kwh                          Kilowatt-hour
Management's Discussion      Item 7. Management's Discussion and Analysis of Financial Condition
			     and Results of Operations
mortgage                     FPL's Mortgage and Deed of Trust dated as of January 1, 1944, as
			     supplemented and amended
mw                           Megawatt(s)
NIEHS                        National Institute of Environmental Health Sciences
Note                         Note     to Consolidated Financial Statements
NRC                          U.S. Nuclear Regulatory Commission
Nuclear Waste Policy Act     Nuclear Waste Policy Act of 1982
O&M expenses                 Other operations and maintenance expenses in the Consolidated
			     Statements of Income
Public Counsel               State of Florida Office of Public Counsel
PURPA                        Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities        Non-utility power production facilities meeting the requirements of a
			     qualifying facility under the PURPA
Reform Act                   Private Securities Litigation Reform Act of 1995
ROE                          Return on common equity
SJRPP                        St. Johns River Power Park




SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In connection with the safe harbor provisions of the Reform Act, FPL Group and FPL (collectively, the Company) are hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company which are made in this combined Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Company's actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Company.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changing governmental policies and regulatory actions, including those of the FERC, the FPSC and the NRC, with respect to allowed rates of return including but not limited to ROE and equity ratio limits, industry and rate structure, operation of nuclear power facilities, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, decommissioning costs, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

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

				PART I

Item 1.  Business

			      FPL GROUP

FPL Group is a public utility holding company, as defined in the Holding Company Act. It was incorporated in 1984 under the laws of Florida. FPL Group's principal subsidiary, FPL, is engaged in the generation, transmission, distribution and sale of electric energy. Other operations are conducted through FPL Group Capital and its subsidiaries and mainly consist of independent power projects. FPL Group and its subsidiaries employ 10,375 persons.

FPL Group is exempt from substantially all of the provisions of the Holding Company Act on the basis that FPL Group's and FPL's businesses are predominantly intrastate in character and carried on substantially in a single state in which both are incorporated.

			    FPL OPERATIONS

General. FPL was incorporated under the laws of Florida in 1925 and is a wholly-owned subsidiary of FPL Group. FPL supplies electric service throughout most of the east and lower west coasts of Florida with a population of approximately 7 million. During 1998, FPL served approximately
3.7 million customer accounts.  Operating revenues were as follows


							   Years Ended December 31,
							   1998     1997      1996
							      (Millions of Dollars)
Residential ...........................................   $3,580   $3,394    $3,324
Commercial ............................................    2,239    2,222     2,116
Industrial ............................................      197      206       203
Other, including the net change in unbilled revenues ..      350      310       343
							  $6,366   $6,132    $5,986



Regulation. The retail operations of FPL provided approximately 99% of FPL's operating revenues for 1998. Such operations are regulated by the FPSC which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters. FPL is also subject to regulation by the FERC in various respects, including the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.

FPL's nuclear power plants are subject to the jurisdiction of the NRC. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such power plants to continuing review and regulation.

Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, EMF from power lines and substations, noise and aesthetics, solid waste and other environmental matters. Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. Capital expenditures required to comply with environmental laws and regulations for 1999 through 2001 are included in FPL's projected capital expenditures set forth in Item 1. Business - FPL Operations - Capital Expenditures and are not material.

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

The basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system. These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base approximates FPL's weighted cost of capital, which includes its costs for debt and preferred stock and an allowed ROE. FPL's allowed ROE range for 1998 was 11% to 13% with a midpoint of 12%. The FPSC monitors FPL's ROE through a surveillance report that is filed monthly by FPL with the FPSC. The FPSC does not provide assurance that the allowed ROE will be achieved. Base rates are determined in rate proceedings which occur at irregular intervals at the initiative of FPL, the FPSC, Public Counsel or a substantially affected party. FPL's last full rate proceeding was in 1984. In 1990, FPL's base rates were reduced following a change in federal income tax rates.

In December 1998, after negotiations between FPL and the FPSC staff, the FPSC issued a proposed order approving a settlement regarding FPL's allowed ROE, equity ratio and the special amortization program. Under the proposed settlement, beginning in 1999 FPL's allowed ROE range would be 10.2% to 12.2% with a midpoint of 11.2%. FPL agreed to a maximum adjusted equity ratio of 55.83% through 2000. The adjusted equity ratio reflected a discounted amount for off-balance sheet obligations under certain long-term purchase power contracts. See Note 9 - Contracts. The proposed settlement also extended the special amortization program through 2000 and modified the program to include an additional fixed amount of $140 million per year in addition to the variable amount. FPL continues to record a $30 million fixed nuclear amount under a previous FPSC order. In January 1999, several parties challenged the FPSC's proposed order. In mid-February 1999, FPL withdrew from the settlement agreement; the FPSC subsequently approved this withdrawal and concluded the proceeding. FPL is authorized to continue to record special amortization through 1999 in accordance with the extension of the special amortization program approved by the FPSC in 1997.

In January 1999, Public Counsel petitioned the FPSC to conduct a full rate proceeding for FPL and requested that certain revenues be held subject to refund. Other parties have requested participation with Public Counsel. The FPSC is scheduled to address Public Counsel's request in March 1999. FPL is unable to predict the outcome of this matter or any potential effect on its financial statements. See Management's Discussion - Results of Operations and Note 1 - Regulation.

Fuel costs totaled $1.7 billion in 1998 and are recovered through levelized charges per kwh established pursuant to the fuel clause. These charges are calculated annually based on estimated fuel costs and estimated customer usage for the following year, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods.

Capacity payments to other utilities and generating companies for purchased power are recovered through the capacity clause and base rates. In 1998, $423 million was recovered through the capacity clause. Costs associated with implementing energy conservation programs totaled $99 million in 1998 and are recovered through the conservation clause. Costs of complying with federal, state and local environmental regulations enacted after April 1993 totaled $19 million in 1998 and are recovered through the environmental clause to the extent not included in base rates.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred. Such costs may include O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable and costs associated with the construction or acquisition of new facilities.

Competition. The electric utility industry is facing increasing competitive pressure. FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 1998, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues. Various states, other than Florida, have either enacted legislation or are pursuing initiatives designed to deregulate the production and sale of electricity.
By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers. Similar initiatives are also being pursued on the federal level. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generation assets should be separated from transmission, distribution and other assets.

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

While legislators and state regulatory commissions will decide what impact, if any, competitive forces will have on retail transactions, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. In 1993, FPL filed with the FERC a comprehensive revision of its service offerings in the wholesale market. FPL proposed changes to its wholesale sales tariffs for service to municipal and cooperatively-owned electric utilities and its power sharing (interchange) agreements with other utilities. A final decision by the FERC on this filing is pending.

FPL is a defendant in an antitrust suit filed by the FMPA. The complaint includes an alleged inability to utilize FPL's transmission facilities to wheel power. See Item 3. Legal Proceedings.

System Capability and Load. FPL's resources for serving load as of December 31, 1998 consisted of 18,509 mw, of which 16,326 mw are from FPL-owned facilities (see Item 2. Properties - Generating Facilities) and 2,183 mw are obtained through purchased power contracts. See Note 9 - Contracts. The compounded annual growth rate of retail kwh sales and retail customers was 3.4% and 1.8%, respectively, for the three years ended December 31, 1998.
 It is anticipated that retail kwh sales will grow at a compounded annual rate of 2.1% for the next three years. FPL intends to repower the two Fort Myers units by the end of 2001, repower two of the three Sanford units by the end of 2002, and build three new gas-fired units, one of which will go in service in each of the years 2006, 2007 and 2008. These actions will increase FPL's power generating system by approximately 3,100 mw.

Customer usage and operating revenues are typically higher during the summer months largely due to the prevalent use of air conditioning in FPL's service territory. Occasionally extremely cold temperatures during the winter months result in unusually high electricity usage for a short period of time. From June 2, 1998 through June 5, 1998, FPL set four consecutive records for summertime peak demand, ranging from 17,156 mw to 17,897 mw. Adequate resources were available at the time of each peak to meet customer demand.

Capital Expenditures. FPL's capital expenditures totaled $617 million in 1998, $551 million in 1997 and $474 million in 1996. Capital expenditures for the 1999-2001 period are expected to be approximately $2.8 billion, including $910 million in 1999. This estimate is subject to continuing review and adjustment, and actual capital expenditures may vary from this estimate. See Management's Discussion - Liquidity and Capital Resources.

Nuclear Operations. FPL owns and operates four nuclear units, two at St. Lucie and two at Turkey Point. The operating licenses for St. Lucie Units Nos. 1 and 2 expire in 2016 and 2023, respectively. The operating licenses for Turkey Point Units Nos. 3 and 4 expire in 2012 and 2013, respectively.
In 1998, FPL informed the NRC of its intent to apply for a 20-year license renewal for Turkey Point Units Nos. 3 and 4. FPL expects to file the application with the NRC in approximately 2001. The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications. A condition of the operating license for each unit requires an approved plan for decontamination and decommissioning. FPL's current plans provide for prompt dismantlement of the Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2012 and 2013, respectively. St. Lucie Unit No. 1 will be mothballed beginning in 2016 with decommissioning activities integrated with the prompt dismantlement of St. Lucie Unit No. 2 beginning in 2023. See estimated cost data in Note 1 - Decommissioning and Dismantlement of Generating Plant.

Fuel. FPL's generating plants use a variety of fuels. See Item 2. Properties - Generating Facilities and Note 9 - Contracts. The diverse fuel options, along with purchased power, enable FPL to shift between sources of generation to achieve an economical fuel mix. FPL's oil requirements are obtained under short-term contracts and in the spot market.

FPL has three contracts in place with FGT that satisfy substantially all of the anticipated needs for natural gas transportation. One of the contracts was executed in November 1998 to extend gas transportation to the Fort Myers plant and is subject to approval by the FERC. The three existing contracts expire in 2010, 2015 and 2021 but can be extended at FPL's option. To the extent desirable, FPL can also purchase interruptible gas transportation service from FGT based on pipeline availability. FPL has a 15-year firm natural gas supply contract at market rates with an affiliate of FGT to provide approximately two-thirds of FPL's anticipated needs for natural gas. The remainder of FPL's gas requirements will be purchased under other contracts and in the spot market.

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

FPL leases nuclear fuel for all four of its nuclear units. Currently, FPL is storing spent fuel on site and plans to provide adequate storage capacity for all of its spent nuclear fuel, pending its removal by the DOE. See
Note 1 - Nuclear Fuel. Under the Nuclear Waste Policy Act, the DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants. Through 1998, FPL has paid approximately $384 million in such fees to the DOE's Nuclear Waste Fund. The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act. In 1997, a court ruled, in response to petitions filed by utilities, state governments and utility commissions, that the DOE could not assert a claim that its delay was unavoidable in any defense against lawsuits by utilities seeking money damages arising out of the DOE's failure to perform its obligations. There are no outstanding appeals relating to this matter. In 1998, FPL filed a lawsuit against the DOE seeking in excess of $300 million in damages caused by the DOE's failure to dispose of spent nuclear fuel from FPL's nuclear power plants. The matter is pending.

Energy Marketing and Trading. FPL's Energy Marketing & Trading Division buys and sells wholesale energy commodities, such as natural gas and electric power. The division primarily procures natural gas for FPL's own use in power generation and sells excess electric power. Substantially all of the results of these activities are passed through to customers in the fuel or capacity clauses. The level of trading activity is expected to grow as FPL seeks to manage the risk associated with fluctuating fuel prices and increase value from its own power generation.

Electric and Magnetic Fields. In recent years, public, scientific and regulatory attention has been focused on possible adverse health effects of EMF. These fields are created whenever electricity flows through a power line or an appliance. Several epidemiological (i.e., statistical) studies have suggested a linkage between EMF and certain types of cancer, including leukemia and brain cancer; other studies have been inconclusive, contradicted earlier studies or have shown no such linkage. Neither these epidemiological studies nor clinical studies have produced any conclusive evidence that EMF does or does not cause adverse health effects. In 1998, a working group of the NIEHS issued a report classifying EMF as a possible human carcinogen.

FPL is in compliance with the FDEP regulations regarding EMF levels within and at the edge of the rights of way for transmission lines. Future changes in the FDEP regulations could require additional capital expenditures by FPL for such things as increasing the right of way corridors or relocating or reconfiguring transmission facilities. It is not presently known whether any such expenditures will be required.

Employees. FPL had 9,845 employees at December 31, 1998. Approximately 35% of the employees are represented by the IBEW under a collective bargaining agreement with FPL expiring on October 31, 2000.

		     OTHER FPL GROUP OPERATIONS

FPL Group Capital, a wholly-owned subsidiary of FPL Group, holds the capital stock and provides funding for the operating subsidiaries other than FPL. At December 31, 1998, FPL Group Capital and its subsidiaries represented approximately 10% of FPL Group's total assets. The business activities of these companies primarily consist of independent power projects.

FPL Energy. FPL Energy, a wholly-owned subsidiary of FPL Group Capital, was formed in 1998 to aggregate the existing unregulated energy-related operations. FPL Energy's focus is on environmentally-favored generation including natural gas, wind, geothermal, solar and biomass.

FPL Energy's participation in the domestic energy market has evolved in recent years from non-controlling equity investments to a more active role that includes ownership, development, construction, management and operation of many projects. FPL Energy is actively involved in managing more than 90% of its projects. This active role is expected to continue as opportunities in the unregulated generation market are pursued. As of December 31, 1998, FPL Energy owned or had non-controlling ownership interests in operating independent power projects with a generating capacity of 1,878 mw. These projects are located in eight states and abroad with geographic concentration in California, Virginia and the Northeast.

Deregulation of the electricity utility market presents both opportunities and risks for FPL Energy. Opportunities exist for the selective acquisition of generation assets that are being divested under deregulation plans and for the construction and operation of efficient plants that can sell low-cost power in competitive markets. However, market-based pricing, competitive sources of supply and the reduced availability of long-term power sales agreements may result in fluctuations in revenues and earnings.
Substantially all of the energy produced by FPL Energy's independent power projects is sold through long-term power sales agreements with utilities.

FPL Energy is a party to a contract to purchase all of Central Maine's non-nuclear generation assets for $846 million. The contract is subject to a civil action initiated by FPL Energy. For more information see Item 3 - Legal Proceedings and Note 9.

		   EXECUTIVE OFFICERS OF THE REGISTRANTS (a)(b


      Name             Age                                Position                                 Effective Date
James L. Broadhead     63    Chairman of the Board and Chief Executive Officer of FPL Group ....   May 8, 1990
			     Chairman of the Board and Chief Executive Officer of FPL ..........   January 15, 1990
Dennis P. Coyle        60    General Counsel and Secretary of FPL Group ........................   June 1, 1991
			     General Counsel and Secretary of FPL ..............................   July 1, 1991
K. Michael Davis       52    Controller and Chief Accounting Officer of FPL Group ..............   May 13, 1991
			     Vice President, Accounting, Controller and Chief Accounting
			       Officer of FPL ..................................................   July 1, 1991
Paul J. Evanson        57    President of FPL ..................................................   January 9, 1995
Lawrence J. Kelleher   51    Vice President, Human Resources of FPL Group ......................   May 13, 1991
			     Senior Vice President, Human Resources of FPL .....................   July 1, 1991
Thomas F. Plunkett     59    President, Nuclear Division of FPL ................................   March 1, 1996
Dilek L. Samil         43    Treasurer of FPL Group ............................................   May 13, 1991
			     Treasurer of FPL ..................................................   July 1, 1991
C. O. Woody            60    President, Power Generation Division of FPL Group and FPL .........   January 15, 1998
Michael W. Yackira     47    President of FPL Energy, Inc. .....................................   January 15, 1998
Roger Young            55    President of FPL Group.............................................   February 15, 1999
____________________
(a) Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.
    Except as noted below, each officer has held his or her present position for five years or more and his or her employment history is continuous.
(b) The business experience of the executive officers is as follows: Mr. Evanson was formerly vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL; Mr.
    Plunkett was site vice president at Turkey Point; Mr. Woody was senior vice president, power generation of FPL; and
    Mr. Yackira was vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL from January 1995 to January 1998.  Prior to that, Mr. Yackira was senior vice president, market and regulatory services of FPL.  Mr. Young was formerly chief executive officer of Scottish
    Hydro-Electric plc.


Item 2.  Properties

FPL Group and its subsidiaries maintain properties which are adequate for their operations. At December 31, 1998, the electric generating, transmission, distribution and general facilities of FPL represent 46%, 13%, 34% and 7%, respectively, of FPL's gross investment in electric utility plant in service.

Generating Facilities. As of December 31, 1998, FPL Group had the following generating facilities:


									No. of                  Net Warm Weather
		 Facility                            Location           Units      Fuel      Peaking Capability (mw)
------------------------------------------     --------------------     ------    --------   -----------------------
FPL:
STEAM TURBINES
  Cape Canaveral .........................     Cocoa, FL                   2      Oil/Gas                 800
  Cutler .................................     Miami, FL                   2      Gas                     215
  Fort Myers .............................     Fort Myers, FL              2      Oil                     544
  Manatee ................................     Parrish, FL                 2      Oil                   1,590
  Martin .................................     Indiantown, FL              2      Oil/Gas               1,630
  Port Everglades ........................     Port Everglades, FL         4      Oil/Gas               1,241
  Riviera ................................     Riviera Beach, FL           2      Oil/Gas                 580
  St. Johns River Power Park .............     Jacksonville, FL            2      Coal/Petroleum Coke     260(a)
  St. Lucie ..............................     Hutchinson Island, FL       2      Nuclear               1,553(b)
  Sanford ................................     Lake Monroe, FL             3      Oil/Gas                 933
  Scherer ................................     Monroe County, GA           1      Coal                    667(c)
  Turkey Point ...........................     Florida City, FL            2      Oil/Gas                 810
									   2      Nuclear               1,386
COMBINED-CYCLE
  Lauderdale .............................     Dania, FL                   2      Gas/Oil                 860
  Martin .................................     Indiantown, FL              2      Gas                     875
  Putnam .................................     Palatka, FL                 2      Gas/Oil                 498
COMBUSTION TURBINES
  Fort Myers .............................     Fort Myers, FL             12      Oil                     612
  Lauderdale .............................     Dania, FL                  24      Oil/Gas                 840
  Port Everglades ........................     Port Everglades, FL        12      Oil/Gas                 420
DIESEL UNITS
  Turkey Point ...........................     Florida City, FL            5      Oil                      12
    Total FPL.............................                                                             16,326

FPL Energy ...............................     Various(d)                 N/M     (e)                   1,878(f)
TOTAL                                                                                                  18,204
____________________
(a)  Represents FPL's 20% individual ownership interest in SJRPP Units Nos. 1 and 2, which are jointly owned with the JEA.
(b)  Excludes Orlando Utilities Commission's and the FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(c)  Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with the JEA.
(d)  Approximately 697 mw in Virginia, 629 mw in California, 150 mw in New Jersey, 150 mw in Massachusetts, 150 mw in
     four other states and 102 mw abroad.
(e)  Approximately 61% gas, 18% wind, 8% solar, 6% geothermal, 5% coal and 2% other.
(f)  Represents FPL Energy's ownership interest and excludes projects under construction.


N/M - Not meaningful

Transmission and Distribution. FPL owns and operates 480 substations with a total capacity of 105,535,440 kva. Electric transmission and distribution lines owned and in service as of December 31, 1998 are as follows:


								      Overhead Lines     Trench and Submarine
			  Nominal Voltage                              Pole Miles           Cable Miles
500 kv ............................................................      1,107(a)                  -
230 kv ............................................................      2,198                    31
138 kv ............................................................      1,426                    48
115 kv ............................................................        671                     -
 69 kv ............................................................        166                    11
Less than 69 kv ...................................................     39,510                20,696
Total .............................................................     45,078                20,786
____________________
(a)  Includes approximately 80 miles owned jointly with the JEA.



Character of Ownership. Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The principal properties of FPL Group are held by FPL in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as to substantially impair the usefulness to FPL of such properties. Some of FPL's electric lines are located on land not owned in fee but are covered by necessary consents of governmental authorities or rights obtained from owners of private property.


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

In January 1997, FPL filed a complaint against Okeelanta and Osceola in the Circuit Court for Palm Beach County, Florida, seeking an order declaring that FPL's obligations under the power purchase agreements were rendered of no force and effect because the power plants failed to accomplish commercial operation before January 1, 1997, as required by the agreements. In November 1997, the complaint was amended to include the partnerships.

The partnerships filed for bankruptcy under Chapter XI of the U.S. Bankruptcy Code in May 1997 and ceased all attempts to operate the power plants in September 1997. In November 1997, the partnerships entered into an agreement with the holders of more than 70% of the bonds. This agreement gives the holders of a majority of the principal amount of the bonds (the majority bondholders) the right to control, fund and manage any litigation against FPL and the right to settle with FPL on any terms such majority bondholders approve, provided that certain agreements with sugar processors are not affected and certain other conditions are met.

In January 1998, the partnerships (through the attorneys for the majority bondholders) filed an answer denying the allegations in FPL's complaint and asserting a counterclaim for approximately $2 billion of actual damages, consisting of all capacity payments that could have been made over the 30-year term of the power purchase agreements plus some security deposits. The partnerships also seek three times their actual damages for alleged violations of Florida antitrust laws, plus attorneys' fees. In October 1998, the court dismissed all of the partnerships' antitrust claims against FPL. The partnerships have since moved for summary judgment on FPL's claims against them.

In December 1991, the FMPA, an organization comprised of municipal electric utilities operating in the state, filed a suit against FPL in the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida. The suit was subsequently removed to the U.S. District Court for the Middle District of Florida. The FMPA alleges that FPL is in breach of a "contract," consisting of several different documents, by refusing to provide transmission service to the FMPA and its members on the FMPA's terms. The FMPA also alleges that FPL has violated federal and Florida antitrust laws by monopolizing or attempting to monopolize the provision, coordination and transmission of electric power in FPL's area of operation by refusing to provide transmission service or to permit the FMPA to invest in and use FPL's transmission system on the FMPA's proposed terms. The FMPA seeks $140 million in damages, before trebling for the antitrust claim, and asks the court to require FPL: to transmit electric power among the FMPA and its members on "reasonable terms and conditions"; to permit the FMPA to contribute to and use FPL's transmission system on "reasonable terms and conditions"; and to recognize the FMPA transmission investments as part of FPL's transmission system such that the FMPA can obtain transmission on a basis equivalent to FPL or, alternatively, to provide transmission service equivalent to such FMPA transmission ownership. In 1993, the District Court granted summary judgment in favor of FPL. In 1995, the U.S. Court of Appeals for the Eleventh Circuit vacated the District Court's summary judgment and remanded the matter to the District Court for further proceedings. In 1996, the District Court ordered the FMPA to seek a declaratory ruling from the FERC regarding certain issues in the case. In November 1998, the FERC declined to make the required ruling in the FMPA case. The District Court has yet to act further.

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

In November 1989, Johnson Enterprises of Jacksonville, Inc. (Johnson Enterprises) filed suit in the U.S. Court for the Middle District of Florida against FPL Group, FPL Group Capital and Telesat Cablevision, Inc. (Telesat), a subsidiary of FPL Group Capital. The suit alleged breach of contract, fraud, violation of racketeering statutes and several other claims.
Plaintiff claimed more than $24 million in compensatory damages, treble damages under racketeering statutes, punitive damages and attorneys' fees.
In December 1998, the U.S. Court of Appeals for the Eleventh Circuit: affirmed the District Court's judgment in favor of FPL Group and Telesat on nine of twelve counts, including all of the racketeering and fraud claims, and in favor of FPL Group Capital on all counts; reversed the District Court and directed it to enter judgment in favor of FPL Group on Johnson Enterprise's breach of contract and tortious interference claims; and vacated the approximately $6 million damages award against Telesat for breach of contract and directed the District Court to enter judgment for Johnson Enterprises for nominal damages no greater than one dollar. No appeal was filed and all appeal periods have expired.

In November 1998, a subsidiary of FPL Energy filed a civil action with the U.S. District Court for the Southern District of New York requesting a declaratory judgment that Central Maine cannot meet essential terms of the agreement with FPL Energy's subsidiary regarding the purchase of Central Maine's non-nuclear generating assets. FPL Group believes that recent FERC rulings regarding transmission prevent Central Maine from delivering on its contractual obligation that FPL Energy's subsidiary be able to operate the power plants in a manner that is substantially consistent with Central Maine's historical operation of the assets. FPL Group believes the FERC rulings constitute a material adverse effect under the purchase agreement and that FPL Energy's subsidiary should therefore not be bound to complete the transaction. The trial is scheduled for March 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

None

				  PART II

Item 5.  Market for the Registrants' Common Equity and Related Stockholder
Matters

Common Stock Data. All of FPL's common stock is owned by FPL Group. FPL Group's common stock is traded on the New York Stock Exchange. The high and low sales prices for the common stock of FPL Group as reported in the consolidated transaction reporting system of the New York Stock Exchange for each quarter during the past two years are as follows:


			  Quarter                                     1998                     1997
								High          Low        High        Low
First ....................................................... $65 3/16     $56  1/16   $46 3/4     $43 5/8
Second ...................................................... $65 5/8      $58 11/16   $48 1/8     $42 5/8
Third ....................................................... $70          $59 11/16   $51 9/16    $45 1/2
Fourth ...................................................... $72 9/16     $60  1/2    $60         $49 1/2



Approximate Number of Stockholders. As of the close of business on January 31, 1999, there were 54,655 holders of record of FPL Group's common stock.

Dividends. Quarterly dividends have been paid on common stock of FPL Group during the past two years in the following amounts:


					    Quarter            1998     1997
First .......................................................  $.50     $.48
Second ......................................................  $.50     $.48
Third .......................................................  $.50     $.48
Fourth ......................................................  $.50     $.48


The amount and timing of dividends payable on FPL Group's common stock are within the sole discretion of FPL Group's board of directors. The board of directors reviews the dividend rate at least annually (in February) to determine its appropriateness in light of FPL Group's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions and any other factors the board deems relevant. The ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. There are no restrictions in effect that currently limit FPL's ability to pay dividends to FPL Group. See Management's Discussion -Liquidity and Capital Resources and Note 4 - Common Stock Dividend Restrictions regarding dividends paid by FPL to FPL Group.
Item 6.  Selected Financial Data


									    Years Ended December 31,
							       1998        1997       1996       1995       1994
SELECTED DATA OF FPL GROUP
(Millions of Dollars, except per share amounts):
Operating revenues ......................................    $ 6,661     $ 6,369    $ 6,037    $ 5,592    $ 5,423
Net income ..............................................    $   664     $   618    $   579    $   553    $   519
Earnings per share of common stock(a) ...................    $  3.85     $  3.57    $  3.33    $  3.16    $  2.91
Dividends paid per share of common stock ................    $  2.00     $  1.92    $  1.84    $  1.76    $  1.88
Total assets ............................................    $12,029     $12,449    $12,219    $12,459    $12,618
Long-term debt, excluding current maturities ............    $ 2,347     $ 2,949    $ 3,144    $ 3,377    $ 3,864
Obligations of FPL under capital lease, excluding
  current maturities ....................................    $   146     $   186    $   182    $   179    $   186
Preferred stock of FPL with sinking fund requirements,
  excluding current maturities ..........................    $     -           -    $    42    $    50    $    94

Energy sales (millions of kwh)(b)........................     91,041      84,642     80,889     79,756     77,096

SELECTED DATA OF FPL (Millions of Dollars):
Operating revenues ......................................    $ 6,366     $ 6,132    $ 5,986    $ 5,530    $ 5,343
Net income available to FPL Group........................    $   616     $   608    $   591    $   568    $   529
Total assets ............................................    $10,748     $11,172    $11,531    $11,751    $11,821
Long-term debt, excluding current maturities ............    $ 2,191     $ 2,420    $ 2,981    $ 3,094    $ 3,581

Energy sales (millions of kwh) ..........................     89,362      82,734     80,889     79,756     77,096

Energy sales:
  Residential ...........................................       50.9%       50.6%      51.1%      50.8%      50.2%
  Commercial ............................................       38.8        39.8       38.6       38.5       38.8
  Industrial ............................................        4.4         4.7        4.7        4.9        5.0
  Interchange power sales ...............................        3.2         2.1        2.6        1.6        2.5
  Other(c) ..............................................        2.7         2.8        3.0        4.2        3.5
Total ...................................................      100.0%      100.0%     100.0%     100.0%     100.0%

Approximate 60-minute net peak served (mw)(d):
  Summer season .........................................     17,897      16,613     16,064     15,813     15,179
  Winter season .........................................     16,802      13,047     16,490     18,096     16,563

Average number of customer accounts (thousands):
  Residential ...........................................      3,266       3,209      3,153      3,097      3,038
  Commercial ............................................        397         389        381        374        366
  Industrial ............................................         15          15         15         15         16
  Other .................................................          2           3          2          3          2
Total ...................................................      3,680       3,616      3,551      3,489      3,422

Average price per kwh sold (cents)(e) ...................       7.01        7.29       7.29       6.83       6.82
____________________
(a) Basic and assuming dilution.
(b) Includes consolidated entities only from the date of consolidation.
(c) Includes the net change in unbilled sales.
(d) The winter season includes November and December of the current year and January through March of the following year.
(e) Includes the net change in unbilled and cost recovery clause revenues.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During 1998, FPL Group, Inc. (FPL Group) achieved net income and earnings per share growth of 7.4% and 7.8%, respectively, compared to 1997 growth rates of 6.7% and 7.2%. The growth reflects better operating results from FPL Energy, Inc.'s (FPL Energy) independent power projects, primarily from its natural gas-fired projects.

Florida Power & Light Company's (FPL) operating revenues and net income represent approximately 96% and 93% of the corresponding amounts of FPL Group. Approximately 20% of the 1998 growth in earnings per share was provided by FPL. FPL's growth was primarily associated with an increase in total kilowatt-hour (kwh) sales and lower interest charges and preferred stock dividends. Offsetting these items were higher depreciation and other operations and maintenance (O&M) expenses.

FPL's operating revenues consist primarily of revenues from base rates, cost recovery clauses and franchise fees. Revenues from FPL's base rates were $3.7 billion, $3.5 billion and $3.4 billion in 1998, 1997 and 1996, respectively. There were no changes in base rates during those years. Revenues from cost recovery clauses and franchise fees represent a pass-through of costs and do not significantly affect net income. Fluctuations in these revenues are primarily driven by changes in energy sales, fuel prices and capacity charges.

FPL's retail customer accounts increased 1.8% for the third consecutive year. In 1998 and 1997, warmer weather contributed to an increase in retail customer usage of 4.8% and 1.2%, respectively. Together these factors and changes in sales to other utilities contributed to an increase in FPL's total energy sales of 8.0%, 2.3% and 1.4% in 1998, 1997 and 1996, respectively.

The Florida Public Service Commission (FPSC) regulates FPL's retail sales, which represent approximately 95% of FPL Group's total operating revenues. FPL reported a retail regulatory return on common equity (ROE) of 12.6%, 12.3% and 12.1% in 1998, 1997 and 1996, respectively. FPL's allowed ROE range for 1996 through 1998 was 11% to 13% with a midpoint of 12%. In December 1998, after negotiations between FPL and the FPSC staff, the FPSC issued a proposed order approving a settlement regarding FPL's allowed ROE, equity ratio and the special amortization program. Under the proposed settlement, beginning in 1999 FPL's allowed ROE range would be 10.2% to 12.2% with a midpoint of 11.2%. FPL agreed to a maximum adjusted equity ratio of 55.83% through 2000. The adjusted equity ratio reflected a discounted amount for off-balance sheet obligations under certain long-term purchase power contracts. See Note 9 - Contracts. The proposed settlement also extended the special amortization program through 2000 and modified the program to include an additional fixed amount of $140 million per year in addition to the variable amount. FPL continues to record a $30 million fixed nuclear amount under a previous FPSC order. In January 1999, several parties challenged the FPSC's proposed order. In mid-February 1999, FPL withdrew from the settlement agreement; the FPSC subsequently approved this withdrawal and concluded the proceeding. FPL is authorized to continue to record special amortization through 1999 in accordance with the extension of the special amortization program approved by the FPSC in 1997.

In January 1999, the State of Florida Office of Public Counsel (Public Counsel) petitioned the FPSC to conduct a full rate proceeding for FPL and requested that certain revenues be held subject to refund. Other parties have requested participation with Public Counsel. The FPSC is scheduled to address Public Counsel's request in March 1999. FPL is unable to predict the outcome of this matter or any potential effect on its financial statements. See Note 1 - Regulation.

FPL Group's 1998 operating revenues reflect the receipt by an independent power project of a settlement relating to a contract dispute. Beginning in 1997, FPL Group's operating revenues, energy sales and fuel, purchased power and interchange expense include the effects of consolidating some independent power projects.

O&M expenses increased in 1998, primarily as a result of additional costs associated with improving the service reliability of FPL's distribution system. Partly offsetting the higher distribution expenses were lower nuclear maintenance costs and conservation clause expenses. Conservation clause expenses are essentially a pass-through and do not affect net income. In 1997, additional costs associated with the conservation clause and higher distribution system maintenance costs were partially offset by a slight decline in nuclear refueling and lower payroll-related costs.

The increases in depreciation and amortization expense are primarily the result of the FPSC-approved special amortization program. Pursuant to the FPSC-approved special amortization program, FPL records as depreciation and amortization expense a fixed amount of $30 million per year for nuclear assets. FPL also records under this program variable amortization based on the actual level of retail base revenues compared to a fixed amount. The variable amounts recorded in 1998, 1997 and 1996 were $348 million, $169 million and $130 million, respectively. These variable amounts include, as depreciation and amortization expense, $161 million, $169 million and $20 million, respectively, for amortization of regulatory assets. The remaining variable amounts were applied against nuclear and fossil production assets. Amortization of debt reacquisition costs, a regulatory asset, was completed in 1998. In addition to amounts recorded under the special amortization program in 1998, 1997 and 1996, FPL amortized $24 million, $22 million and $28 million, respectively, of plant-related regulatory assets deferred since FPL's last rate case in 1984. Amortization of plant-related regulatory assets was completed in 1998. In 1998 and 1997, the FPSC approved higher depreciation rates for certain assets which resulted in additional depreciation of $26 million and $31 million, respectively.

The 1998 increase in FPL Group's interest charges reflects the cost of terminating agreements designed to fix interest rates. This was partially offset by lower interest charges and preferred stock dividends at FPL, which reflect the impact of reducing debt and preferred stock balances.
FPL Group has reduced these balances, net of commercial paper increases, over the past three years by $1.0 billion ($1.1 billion for FPL). In 1997, additional debt was assumed as a result of FPL Energy's portfolio restructuring and expansion resulting in higher interest charges at FPL Group.

Improved results in 1998 from independent power partnerships contributed to an increase in the non-operating line other-net of FPL Group. Also reflected in other-net for FPL Group is the December 1998 loss from the sale of Turner Foods Corporation's (Turner) assets. Turner was an agricultural subsidiary of FPL Group Capital Inc (FPL Group Capital) which owned and operated citrus groves in Florida. The loss of Turner's revenues as a result of the sale will not have a significant effect on FPL Group's future operating revenues or net income.

FPL Group's 1998 lower effective income tax rate reflects adjustments relating to prior years' tax matters, including the resolution of an audit issue with the Internal Revenue Service. The effective income tax rates in 1997 and 1996 reflect increased amortization of FPL's deferred investment tax credits due to the special amortization program and adjustments relating to prior years' tax matters.

The electric utility industry is facing increasing competitive pressure.
FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 1998, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues. Since there is no deregulation proposal currently under consideration in Florida, FPL is unable to predict what impact would result from a change to a more competitive environment or when such a change might occur. Various states, other than Florida, have either enacted legislation or are pursuing initiatives designed to deregulate the production and sale of electricity.
 Deregulation related activities are also being pursued on the federal level. See Note 1 - Regulation. Deregulation of the electricity utility market presents both opportunities and risks for FPL Energy. Opportunities exist for the selective acquisition of generation assets that are being divested under deregulation plans and for the construction and operation of efficient plants that can sell low-cost power in competitive markets. However, market-based pricing, competitive sources of supply and the reduced availability of long-term power sales agreements may result in fluctuations in revenues and earnings. Substantially all of the energy produced by FPL Energy's independent power projects is sold through long-term power sales agreements with utilities.

FPL Group is continuing to work to resolve the potential impact of the year 2000 on the processing of information by its computer systems. A multi-phase plan has been developed consisting of inventorying potential problems, assessing what will be required to address each potential problem, taking the necessary action to fix each problem, testing to see that the action taken did result in year 2000 readiness and implementing the required solution. The inventory and assessment of the information technology infrastructure, computer applications and computerized processes embedded in operating equipment has been completed and approximately 80% of the necessary modifications have been tested and implemented. FPL Group's efforts to assess the year 2000 readiness of third parties include surveying important suppliers. Meetings are being conducted with sole source and certain suppliers. Results of our supplier readiness assessment are being considered in the development of our contingency plans to help ensure that critical supplies are not interrupted, that large customers are able to receive power and that transactions with or processed by financial institutions will occur as intended. FPL Group is on schedule with its multi-phase plan and all phases are expected to be completed by mid-1999, except for confirmatory testing at St. Lucie Unit No. 1, which will be completed during a scheduled refueling outage beginning October 1999. The estimated cost of addressing year 2000 issues is not expected to exceed $50 million, of which approximately 40% had been spent through December 31, 1998. Approximately 80% of the total estimate is for the multi-phase plan. The remainder is an estimate for project and inventory contingencies. The majority of these costs represent the redeployment of existing resources and, therefore, are not expected to have a significant effect on O&M expenses.

At this time, FPL Group believes that the most reasonably likely worst case scenarios relating to the year 2000 could include a temporary disruption of service to customers, caused by a potential disruption in fuel supply, water supply and telecommunications, as well as transmission grid disruptions caused by other companies whose electrical systems are interconnected with FPL. FPL Group's year 2000 contingency planning is currently underway to address risk scenarios at the operating level (such as generation, transmission and distribution), as well as at the business level (such as customer service, procurement and accounting). These plans are intended to mitigate both internal risks and potential risks in FPL Group's supply chain. Contingency plans are expected to be completed by mid-1999, allowing the second half of 1999 for communication and training. In addition to preparing internal contingency plans, FPL also participated in the development of the state's electric grid contingency plans and expects to participate in national drills during 1999 that are designed to test various operating risk scenarios.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FPL Group and FPL are currently assessing the effect, if any, on their financial statements of implementing FAS 133. FPL Group and FPL will be required to adopt the standard in 2000.

In January 1999, an FPL Group Capital subsidiary sold 3.5 million common shares of Adelphia Communications Corporation stock resulting in an after-tax gain of approximately $96 million. An agreement was also reached to sell FPL Group Capital's one-third interest in a limited partnership. While the terms have not been finalized, the sale of the limited partnership interest is expected to have a positive effect on FPL Group's results of operations.

Liquidity and Capital Resources

FPL Group's primary capital requirements consist of expenditures to meet increased electricity usage and customer growth of FPL. Capital expenditures of FPL for the 1999-2001 period are expected to be approximately $2.8 billion, including $910 million in 1999. The increase in FPL Group's 1998 capital expenditures reflects the investment in two power plants in the Northeast, while the increase in FPL's 1998 capital expenditures is primarily the result of improving distribution system reliability. FPL Group Capital and its subsidiaries have guaranteed approximately $305 million of purchase power agreement obligations, debt service payments and other payments subject to certain contingencies. FPL Energy is a party to a contract to purchase all of Central Maine Power Company's non-nuclear generation assets for $846 million. The contract is subject to a civil action initiated by FPL Energy. See Note 9 - Commitments and Contingencies.

Debt maturities of FPL Group's subsidiaries will require cash outflows of approximately $671 million ($525 million for FPL) through 2003, including $359 million ($230 million for FPL) in 1999. It is anticipated that cash requirements for FPL's capital expenditures, energy-related investments and debt maturities in 1999 will be satisfied with internally generated funds and debt issuances. Any internally generated funds not required for capital expenditures and current maturities may be used to reduce outstanding debt or common stock, or for investment. Any temporary cash needs will be met by short-term bank borrowings. In January 1999, FPL Group Capital redeemed $125 million of its 7 5/8% debentures. Bank lines of credit currently available to FPL Group and its subsidiaries aggregate $1.9 billion ($900 million for FPL).

During 1998, FPL Group repurchased 1.0 million shares of common stock under the 10 million share repurchase program. As of December 31, 1998, FPL Group may repurchase an additional 8.3 million shares under this program.

FPL self-insures for damage to certain transmission and distribution properties and maintains a funded storm reserve to reduce the financial impact of storm losses. The balance of the storm fund reserve at December 31, 1998 was $259 million. Bank lines of credit of $300 million, included in the $1.9 billion above, are also available if needed to provide cash for storm restoration costs. The FPSC has indicated that it would consider future storm losses in excess of the funded reserve for possible recovery from customers.

In 1996, the FASB issued an exposure draft on accounting for obligations associated with the retirement of long-lived assets. The method proposed by the FASB in the exposure draft would require the present value of estimated future cash flows to decommission FPL's nuclear power plants and dismantle its fossil plants to be recorded as an increase to asset balances and as a liability. Under that proposal, it is anticipated that there will be no effect on cash flows and, because of the regulatory treatment, there will be no significant effect on net income. The matter has been restudied by the FASB and another exposure draft is scheduled to be issued in 1999.

FPL's charter and mortgage contain provisions which, under certain conditions, restrict the payment of dividends and the issuance of additional unsecured debt, first mortgage bonds and preferred stock. Given FPL's current financial condition and level of earnings, expected financing activities and dividends are not affected by these limitations.

Market Risk Sensitivity

Substantially all financial instruments and positions held by FPL Group and FPL described below are held for purposes other than trading.

Interest rate risk - The special use funds of FPL include restricted funds set aside to cover the cost of storm damage and for the decommissioning of FPL's nuclear power plants. A portion of these funds is invested in fixed income debt securities carried at their market value of approximately $650 million and $640 million at December 31, 1998 and 1997, respectively. Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment. Because the funds set aside for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not expected to begin until at least 2012. Market risk associated with all of these securities is estimated as the potential loss in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $17 million and $19 million at December 31, 1998 and 1997, respectively.

The fair value of FPL Group's and FPL's long-term debt is also affected by changes in interest rates. The following presents the sensitivity of the fair value of debt and interest rate swap agreements to a hypothetical 10% decrease in interest rates



							     1998                                    1997
					       --------------------------------       ---------------------------------
								       Hypo-                                   Hypo-
								       thetical                                thetical
								       Increase                                Increase
					       Carrying      Fair      in Fair        Carrying      Fair       in Fair
						Value        Value     Value(a)        Value        Value      Value(a)
								       (Millions of Dollars)
Long-term debt of FPL ......................    $2,421     $2,505(b)     $ 54          $2,600      $2,679(b)     $ 92
Long-term debt of FPL Group ................    $2,706     $2,797(b)     $ 63          $3,147      $3,236(b)     $103
Interest rate swap agreements of FPL Group .    $    -     $    -(c)     $  -          $    -      $   31(c)     $  6
____________________
(a)  Calculated based on the change in discounted cash flow.
(b)  Based on quoted market prices for these or similar issues.
(c)  Based on the estimated cost to terminate the agreements.  The agreements were terminated in 1998.


While a decrease in interest rates would increase the fair value of debt, it is unlikely that events that would result in a realized loss will occur.

Equity price risk - Included in the special use funds of FPL are marketable equity securities carried at their market value of approximately $556 million and $367 million at December 31, 1998 and 1997, respectively. A hypothetical 10% decrease in the prices quoted by stock exchanges would result in a $56 million and $37 million reduction in fair value and corresponding adjustment to the related liability accounts based on current regulatory treatment at December 31, 1998 and 1997, respectively.
Other risks - Under current cost-based regulation, FPL's cost of fuel is recovered through the fuel and purchased power cost recovery clause (fuel clause), with no effect on earnings. FPL's Energy Marketing & Trading Division buys and sells wholesale energy commodities, such as natural gas and electric power. The division primarily procures natural gas for FPL's own use in power generation and sells excess electric power. Substantially all of the results of these activities are passed through to customers in the fuel or capacity cost recovery clauses. The level of trading activity is expected to grow as FPL seeks to manage the risk associated with fluctuating fuel prices and increase value from its own power generation. At December 31, 1998, there were no material open positions in these activities.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Market Risk Sensitivity



Item 8.  Financial Statements and Supplementary Data


		     INDEPENDENT AUDITORS' REPORT



FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY:

We have audited the consolidated financial statements of FPL Group, Inc. and of Florida Power & Light Company, listed in the accompanying index at Item 14(a)1 of this Annual Report (Form 10-K) to the Securities and Exchange Commission for the year ended December 31, 1998. These financial statements are the responsibility of the respective company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group, Inc. and Florida Power & Light Company at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 12, 1999



			   FPL GROUP, INC.
		   CONSOLIDATED STATEMENTS OF INCOME
		(In millions, except per share amounts)


											  Years Ended December 31,
											  1998      1997      1996
											 ------    ------    ------
OPERATING REVENUES .................................................................     $6,661    $6,369    $6,037

OPERATING EXPENSES:
  Fuel, purchased power and interchange ............................................      2,244     2,255     2,131
  Other operations and maintenance .................................................      1,284     1,231     1,189
  Depreciation and amortization ....................................................      1,284     1,061       960
  Taxes other than income taxes ....................................................        597       594       586
    Total operating expenses .......................................................      5,409     5,141     4,866

OPERATING INCOME ...................................................................      1,252     1,228     1,171

OTHER INCOME (DEDUCTIONS):
  Interest charges .................................................................       (322)     (291)     (267)
  Preferred stock dividends - FPL ..................................................        (15)      (19)      (24)
  Other - net ......................................................................         28         4        (7)
    Total other deductions - net ...................................................       (309)     (306)     (298)

INCOME BEFORE INCOME TAXES .........................................................        943       922       873

INCOME TAXES .......................................................................        279       304       294

NET INCOME .........................................................................     $  664    $  618    $  579

Earnings per share of common stock (basic and assuming dilution) ...................      $3.85     $3.57     $3.33
Dividends per share of common stock ................................................      $2.00     $1.92     $1.84
Average number of common shares outstanding ........................................        173       173       174


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






			   FPL GROUP, INC.
		     CONSOLIDATED BALANCE SHEETS
		      (Millions of Dollars)


												    December 31,
												  1998       1997
												 -------   --------
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and other property .......................................   $17,592    $17,430
  Nuclear fuel under capital lease - net......................................................       146        186
  Construction work in progress ..............................................................       214        204
  Less accumulated depreciation and amortization .............................................    (9,397)    (8,466)
    Total property, plant and equipment - net ................................................     8,555      9,354

CURRENT ASSETS:
  Cash and cash equivalents ..................................................................       187         54
  Customer receivables, net of allowances of $8 and $9 ......................................        559        501
  Materials, supplies and fossil fuel inventory - at average cost ............................       282        302
  Deferred clause expenses ...................................................................        82        122
  Other ......................................................................................       156        122
    Total current assets .....................................................................     1,266      1,101

OTHER ASSETS:
  Special use funds of FPL ...................................................................     1,206      1,007
  Other investments ..........................................................................       391        282
  Other ......................................................................................       611        705
    Total other assets .......................................................................     2,208      1,994

TOTAL ASSETS .................................................................................   $12,029    $12,449

CAPITALIZATION:
  Common shareholders' equity ................................................................   $ 5,126    $ 4,845
  Preferred stock of FPL without sinking fund requirements ...................................       226        226
  Long-term debt .............................................................................     2,347      2,949
    Total capitalization .....................................................................     7,699      8,020

CURRENT LIABILITIES:
  Short-term debt ............................................................................       110        134
  Current maturities of long-term debt .......................................................       359        198
  Accounts payable ...........................................................................       338        368
  Customers' deposits ........................................................................       282        279
  Accrued interest and taxes .................................................................       191        180
  Deferred clause revenues ...................................................................        89         61
  Other ......................................................................................       272        279
    Total current liabilities ................................................................     1,641      1,499

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ..........................................................     1,255      1,473
  Deferred regulatory credit - income taxes ..................................................       148        166
  Unamortized investment tax credits .........................................................       205        229
  Storm and property insurance reserve .......................................................       259        252
  Other ......................................................................................       822        810
    Total other liabilities and deferred credits .............................................     2,689      2,930

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .........................................................   $12,029    $12,449


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






			    FPL GROUP,  INC.
		 CONSOLIDATED STATEMENTS OF CASH FLOWS
			 (Millions of Dollars)


											  Years Ended December 31,
											  1998     1997      1996
											 ------   ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................................     $  664   $  618    $  579
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................      1,284    1,061       960
      Decrease in deferred income taxes and related regulatory credit ..............       (237)     (30)      (76)
      Increase (decrease) in accrued interest and taxes ............................         11      (79)       39
      Other - net ..................................................................         21       27        90
    Net cash provided by operating activities ......................................      1,743    1,597     1,592

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures of FPL ......................................................       (617)    (551)     (474)
  Independent power investments ....................................................       (521)    (291)      (52)
  Distributions and loan repayments from partnerships and joint ventures ...........        304       53        41
  Proceeds from the sale of assets .................................................        135       43        69
  Other - net.......................................................................        (96)     (51)     (110)
    Net cash used in investing activities ..........................................       (795)    (797)     (526)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt .......................................................        343       42         -
  Retirement of long-term debt and preferred stock .................................       (727)    (717)     (338)
  Increase (decrease) in short-term debt ...........................................        (24)     113      (179)
  Repurchase of common stock .......................................................        (62)     (48)      (82)
  Dividends on common stock ........................................................       (345)    (332)     (320)
  Other - net.......................................................................          -        -         3
    Net cash used in financing activities ..........................................       (815)    (942)     (916)

Net increase (decrease) in cash and cash equivalents ...............................        133     (142)      150
Cash and cash equivalents at beginning of year .....................................         54      196        46
Cash and cash equivalents at end of year ...........................................     $  187   $   54    $  196

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest ...........................................................     $  308   $  287    $  248
  Cash paid for income taxes .......................................................     $  463   $  434    $  381
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Additions to capital lease obligations ...........................................     $   34   $   81    $   86
  Debt assumed for property additions ..............................................     $    -   $  420    $   33

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






			      FPL GROUP, INC.
	      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
			      (In Millions)


									      Accumulated
				  Common Stock (a)  Additional                   Other                       Common
					 Aggregate   Paid-In      Unearned   Comprehensive   Retained     Shareholders'
				 Shares  Par Value   Capital    Compensation    Income       Earnings        Equity
Balances, December 31, 1995 ....  185(b)    $2        $3,420       $(287)         $-          $1,259
  Net income ...................    -        -             -           -           -             579
  Repurchase of common stock ...   (2)       -           (82)          -           -               -
  Dividends on common stock ....    -        -             -           -           -            (320)
  Earned compensation under ESOP    -        -             8          15           -               -
  Other ........................    -        -            (1)          -           -               -
Balances, December 31, 1996 ....  183(b)     2         3,345        (272)          -           1,518
  Net income ...................    -        -             -           -           -             618
  Repurchase of common stock ...   (1)       -           (48)          -           -               -
  Dividends on common stock ....    -        -             -           -           -            (332)
  Earned compensation under ESOP    -        -             6           8           -               -
  Other comprehensive income ...    -        -             -           -           1               -
  Other ........................    -        -            (1)          -           -               -
Balances, December 31, 1997.....  182(b)     2         3,302        (264)          1           1,804         $4,845
  Net income ...................    -        -             -           -           -             664
  Repurchase of common stock ...   (1)       -           (62)          -           -               -
  Dividends on common stock ....    -        -             -           -           -            (345)
  Earned compensation under ESOP    -        -            13          12           -               -
  Other comprehensive income ...    -        -             -           -           -               -
  Other ........................    -        -            (1)          -           -               -

Balances, December 31, 1998 ....  181(b)    $2        $3,252       $(252)         $1          $2,123         $5,126
____________________
(a)  $.01 par value, authorized - 300,000,000 shares; outstanding 180,712,435 and 181,762,385 at December 31, 1998 and
     1997, respectively.
(b)  Outstanding and unallocated shares held by the Employee Stock Ownership Plan Trust totaled 8.5 million, 8.9 million and 9.3 million at December 31, 1998, 1997 and 1996, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





		      FLORIDA POWER & LIGHT COMPANY
		   CONSOLIDATED STATEMENTS OF INCOME
			(Millions of Dollars)


											Years Ended December 31,
											1998      1997      1996
										       ------    ------    ------
OPERATING REVENUES ................................................................    $6,366    $6,132    $5,986

OPERATING EXPENSES:
  Fuel, purchased power and interchange ...........................................     2,175     2,196     2,131
  Other operations and maintenance ................................................     1,163     1,132     1,127
  Depreciation and amortization ...................................................     1,249     1,034       955
  Income taxes ....................................................................       356       329       329
  Taxes other than income taxes ...................................................       596       592       585
    Total operating expenses ......................................................     5,539     5,283     5,127

OPERATING INCOME ..................................................................       827       849       859

OTHER INCOME (DEDUCTIONS):
  Interest charges ................................................................      (196)     (227)     (246)
  Other - net .....................................................................         -         5         2
    Total other deductions - net ..................................................      (196)     (222)     (244)

NET INCOME ........................................................................       631       627       615

PREFERRED STOCK DIVIDENDS .........................................................        15        19        24

NET INCOME AVAILABLE TO FPL GROUP, INC. ...........................................    $  616    $  608    $  591

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





		      FLORIDA POWER & LIGHT COMPANY
		      CONSOLIDATED BALANCE SHEETS
			(Millions of Dollars)


												    December 31,
												 1998        1997
											       --------    --------
ELECTRIC UTILITY PLANT:
  Plant in service .........................................................................    $17,159    $16,819
  Less accumulated depreciation ............................................................     (9,317)    (8,355)
    Net ....................................................................................      7,842      8,464
  Nuclear fuel under capital lease - net....................................................        146        186
  Construction work in progress ............................................................        159        131
      Electric utility plant - net .........................................................      8,147      8,781

CURRENT ASSETS:
  Cash and cash equivalents ................................................................        152          3
  Customer receivables, net of allowances of $8 and $9 .....................................        521        471
  Materials, supplies and fossil fuel inventory - at average cost ..........................        239        242
  Deferred clause expenses .................................................................         82        122
  Other ....................................................................................        122        104
      Total current assets .................................................................      1,116        942

OTHER ASSETS:
  Special use funds ........................................................................      1,206      1,007
  Other ....................................................................................        279        442
      Total other assets ...................................................................      1,485      1,449

TOTAL ASSETS ...............................................................................    $10,748    $11,172

CAPITALIZATION:
  Common shareholder's equity ..............................................................    $ 4,803    $ 4,814
  Preferred stock without sinking fund requirements ........................................        226        226
  Long-term debt ...........................................................................      2,191      2,420
      Total capitalization .................................................................      7,220      7,460

CURRENT LIABILITIES:
  Commercial paper .........................................................................          -         40
  Current maturities of long-term debt .....................................................        230        180
  Accounts payable .........................................................................        321        344
  Customers' deposits ......................................................................        282        279
  Accrued interest and taxes ...............................................................        198        180
  Deferred clause revenues .................................................................         89         61
  Other ....................................................................................        231        228
      Total current liabilities ............................................................      1,351      1,312

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ........................................................        887      1,070
  Deferred regulatory credit - income taxes ................................................        148        166
  Unamortized investment tax credits .......................................................        205        229
  Storm and property insurance reserve .....................................................        259        252
  Other ....................................................................................        678        683
      Total other liabilities and deferred credits .........................................      2,177      2,400

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .......................................................    $10,748    $11,172

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






		      FLORIDA POWER & LIGHT COMPANY
		 CONSOLIDATED STATEMENTS OF CASH FLOWS
		       (Millions of Dollars)


										     Years Ended December 31,
										     1998      1997      1996
										    ------    ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................................    $  631    $  627    $  615
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ............................................     1,249     1,034       955
      Decrease in deferred income taxes and related regulatory credit...........      (202)      (98)      (25)
      Increase (decrease) in accrued interest and taxes ........................        18      (121)       22
      Other - net ..............................................................        22        61        41
    Net cash provided by operating activities ..................................     1,718     1,503     1,608

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .........................................................      (617)     (551)     (474)
  Other - net ..................................................................       (80)      (83)     (124)
    Net cash used in investing activities ......................................      (697)     (634)     (598)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ...................................................       197         -         -
  Retirement of long-term debt and preferred stock .............................      (389)     (505)     (333)
  Increase (decrease) in commercial paper ......................................       (40)       40      (179)
  Capital contributions from FPL Group, Inc. ...................................         -       140       195
  Dividends ....................................................................      (640)     (619)     (617)
  Other - net ..................................................................         -         -         2
    Net cash used in financing activities ......................................      (872)     (944)     (932)

Net increase (decrease) in cash and cash equivalents ...........................       149       (75)       78
Cash and cash equivalents at beginning of year .................................         3        78         -
Cash and cash equivalents at end of year .......................................    $  152    $    3    $   78

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest .......................................................    $  181    $  216    $  228
  Cash paid for income taxes ...................................................    $  510    $  575    $  379

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Additions to capital lease obligations .......................................    $   34    $   81    $   86

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






			FLORIDA POWER & LIGHT COMPANY
		CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
			  (Millions of Dollars)



							  Common        Additional       Retained     Common Share-
							 Stock (a)    Paid-In Capital    Earnings     holder's Equity
							 ---------    ---------------    --------     ---------------
Balances, December 31, 1995 .........................     $1,373          $2,229          $ 872
  Contributions from FPL Group ......................          -             195              -
  Net income available to FPL Group .................          -               -            591
  Dividends to FPL Group ............................          -               -           (593)
  Other .............................................          -               -              1
Balances, December 31, 1996 .........................      1,373           2,424            871
  Contributions from FPL Group ......................          -             140              -
  Net income available to FPL Group .................          -               -            608
  Dividends to FPL Group ............................          -               -           (601)
  Other .............................................          -               2             (3)
Balances, December 31, 1997 .........................      1,373           2,566            875           $4,814
  Net income available to FPL Group .................          -               -            616
  Dividends to FPL Group ............................          -               -           (626)
  Other .............................................          -               -             (1)
Balances, December 31, 1998 .........................     $1,373          $2,566          $ 864           $4,803

____________________
(a)     Common stock, no par value, 1,000 shares authorized, issued and outstanding.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






	     FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
	       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	      Years Ended December 31, 1998, 1997 and 1996


1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation - FPL Group, Inc.'s (FPL Group) operations are conducted primarily through Florida Power & Light Company (FPL), a rate-regulated public utility, and FPL Energy, Inc. (FPL Energy). FPL supplies electric service to approximately 3.7 million customers throughout most of the east and lower west coasts of Florida. FPL Energy invests in independent power projects which consist of controlled and consolidated entities and non-controlling ownership interests in joint ventures.

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

Regulation - FPL is subject to regulation by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). Its rates are designed to recover the cost of providing electric service to its customers including a reasonable rate of return on invested capital. As a result of this cost-based regulation, FPL follows the accounting practices set forth in Statement of Financial Accounting Standards No. (FAS) 71, "Accounting for the Effects of Certain Types of Regulation." FAS 71 indicates that regulators can create assets and impose liabilities that would not be recorded by non-regulated entities. Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process. The continued applicability of FAS 71 is assessed at each reporting period.

Various states, other than Florida, have either enacted legislation or are pursuing initiatives designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers. Similar initiatives are also being pursued on the federal level. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generation assets should be separated from transmission, distribution and other assets.
 It is generally believed transmission and distribution activities would remain regulated.

In the event that FPL's generating operations are no longer subject to the provisions of FAS 71, portions of the existing regulatory assets and liabilities that relate to generation would be written off unless regulators specify an alternative means of recovery or refund. The principal regulatory assets and liabilities are as follows:


												   December 31,
												   1998    1997
												  ------  ------
											       (Millions of Dollars)
Assets (included in other assets):
  Unamortized debt reacquisition costs ......................................................      $  -    $171
  Plant-related deferred costs ..............................................................      $  -    $ 24
  Nuclear maintenance reserve cumulative effect adjustment ..................................      $  -    $ 14
  Deferred Department of Energy assessment ..................................................      $ 44    $ 48

Liabilities:
  Deferred regulatory credit - income taxes .................................................      $148    $166
  Unamortized investment tax credits  .......................................................      $205    $229
  Storm and property insurance reserve ......................................................      $259    $252


The storm and property insurance reserve is primarily related to transmission and distribution properties. The amounts presented above exclude clause-related regulatory assets and liabilities that are recovered or refunded over twelve-month periods. These amounts are included in current assets and liabilities in the consolidated balance sheets. Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment. Since there is no deregulation proposal currently under consideration in Florida, FPL is unable to predict what impact would result from a change to a more competitive environment or when such a change might occur.


FPL's allowed return on equity (ROE) range for 1996 through 1998 was 11% to 13% with a midpoint of 12%. In December 1998, after negotiations between FPL and the FPSC staff, the FPSC issued a proposed order approving a settlement regarding FPL's allowed ROE, equity ratio and the special amortization program. Under the proposed settlement, beginning in 1999 FPL's allowed ROE range would be 10.2% to 12.2% with a midpoint of 11.2%. FPL agreed to a maximum adjusted equity ratio of 55.83% through 2000. The adjusted equity ratio reflected a discounted amount for off-balance sheet obligations under certain long-term purchase power contracts. See Note 9 - Contracts. The proposed settlement also extended the special amortization program through 2000 and modified the program to include an additional fixed amount of $140 million per year in addition to the variable amount. FPL continues to record a $30 million fixed nuclear amount under a previous FPSC order. In January 1999, several parties challenged the FPSC's proposed order. In mid-February 1999, FPL withdrew from the settlement agreement; the FPSC subsequently approved this withdrawal and concluded the proceeding. FPL is authorized to continue to record special amortization through 1999 in accordance with the extension of the special amortization program approved by the FPSC in 1997.

In January 1999, the State of Florida Office of Public Counsel (Public Counsel) petitioned the FPSC to conduct a full rate proceeding for FPL and requested that certain revenues be held subject to refund. Other parties have requested participation with Public Counsel. The FPSC is scheduled to address Public Counsel's request in March 1999. FPL is unable to predict the outcome of this matter or any potential effect on its financial statements.

FPL amortized the plant-related deferred costs as approved by the FPSC and recorded $24 million, $22 million and $28 million, in 1998, 1997 and 1996, respectively. Pursuant to the FPSC-approved special amortization program, FPL recorded as depreciation and amortization expense a fixed amount of $30 million per year for nuclear assets. FPL also records under this program variable amortization based on the actual level of retail base revenues compared to a fixed amount. The variable amounts recorded in 1998, 1997 and 1996 were $348 million, $169 million and $130 million, respectively. These variable amounts include, as depreciation and amortization expense, $161 million, $169 million and $20 million, respectively, for amortization of regulatory assets. The remaining variable amounts were applied against nuclear and fossil production assets.

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed. Unbilled base revenues are included in customer receivables and amounted to $152 million and $154 million at December 31, 1998 and 1997, respectively. Substantially all of the energy produced by FPL Energy's independent power projects is sold through long-term power sales agreements with utilities and revenue is recorded on an as-billed basis.

FPL's revenues include amounts resulting from cost recovery clauses, certain revenue taxes and franchise fees. Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets utilized by these programs, include substantially all fuel, purchased power and interchange expenses, conservation- and environmental-related expenses and certain revenue taxes. Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net under or over recovery. Any under recovered costs or over recovered revenues are collected from or returned to customers in subsequent periods.

Electric Plant, Depreciation and Amortization - The cost of additions to units of utility property of FPL is added to electric utility plant. The cost of units of utility property retired, less net salvage, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. At December 31, 1998, the generating, transmission, distribution and general facilities of FPL represented approximately 46%, 13%, 34% and 7%, respectively, of FPL's gross investment in electric utility plant in service.
 Substantially all electric utility plant of FPL is subject to the lien of a mortgage securing FPL's first mortgage bonds.

Depreciation of electric property is primarily provided on a straight-line average remaining life basis. FPL includes in depreciation expense a provision for fossil plant dismantlement and nuclear plant decommissioning. For substantially all of FPL's property, depreciation and fossil fuel plant dismantlement studies are performed and filed with the FPSC at least every four years. The most recent depreciation studies were approved by the FPSC effective for 1998. That approval has since been challenged and hearings have been requested. Fossil fuel plant dismantlement studies were filed in September 1998 and will be effective January 1, 1999. The weighted annual composite depreciation rate for FPL's electric plant in service was approximately 4.4% for 1998, 4.3% for 1997 and 4.1% for 1996, excluding the effects of decommissioning and dismantlement. Further, these rates exclude the special and plant-related deferred cost amortization. See Regulation.

Nuclear Fuel - FPL leases nuclear fuel for all four of its nuclear units. Nuclear fuel lease expense was $83 million, $85 million and $94 million in 1998, 1997 and 1996, respectively. Included in this expense was an interest component of $9 million, $9 million and $10 million in 1998, 1997 and 1996, respectively. Nuclear fuel lease payments and a charge for spent nuclear fuel disposal are charged to fuel expense on a unit of production method. These costs are recovered through the fuel and purchased power cost recovery clause (fuel clause). Under certain circumstances of lease termination, FPL is required to purchase all nuclear fuel in whatever form at a purchase price designed to allow the lessor to recover its net investment cost in the fuel, which totaled $146 million at December 31, 1998. For ratemaking, these leases are classified as operating leases. For financial reporting, the capital lease obligation is recorded at the amount due in the event of lease termination.
Decommissioning and Dismantlement of Generating Plant - FPL accrues nuclear decommissioning costs over the expected service life of each unit. Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval. Decommissioning expense accruals included in depreciation and amortization expense, were $85 million in each of the years 1998, 1997 and 1996. At December 31, 1998 and 1997, the accumulated provision for nuclear decommissioning totaled $1.205 billion and $998 million, respectively, and is included in accumulated depreciation. In October 1998, FPL filed updated nuclear decommissioning studies with the FPSC. These studies assume prompt dismantlement for the Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2012 and 2013, respectively. St Lucie Unit No. 1 will be mothballed beginning in 2016 with decommissioning activities integrated with the prompt dismantlement of St. Lucie Unit No. 2 beginning in 2023. These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. Government facility. The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage, to be $7.3 billion. The updated studies, which are pending FPSC approval, indicate there is an estimated reserve deficiency at December 31, 1998, of approximately $535 million.
FPL is proposing to maintain the current approved annual decommissioning accrual at $85 million per year and to recover the reserve deficiency through the special amortization program. See Regulation. The annual accrual will be adjusted once the amount of deficiency is approved and recovery through the amortization program has been completed.

Similarly, FPL accrues the cost of dismantling its fossil fuel plants over the expected service life of each unit. Fossil dismantlement expense was $17 million in each of the years 1998, 1997 and 1996, and is included in depreciation and amortization expense. FPL's portion of the ultimate cost to dismantle its fossil units is $521 million. At December 31, 1998 and 1997, the accumulated provision for fossil dismantlement totaled $185 million and $162 million, respectively, and is included in accumulated depreciation. The dismantlement studies filed in 1998 indicated an estimated reserve deficiency of $38 million which FPL is proposing to recover through the special amortization program. See Regulation.

Restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units are included in special use funds of FPL. At
December 31, 1998 and 1997, decommissioning fund assets were $1.046 billion and $850 million, respectively. Securities held in the decommissioning fund are carried at market value with market adjustments resulting in a corresponding adjustment to the accumulated provision for nuclear decommissioning. See Note 3 - Special Use Funds. Contributions to the funds are based on current period decommissioning expense. Additionally, fund earnings, net of taxes are reinvested in the funds. The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

In 1996, the Financial Accounting Standards Board (FASB) issued an exposure draft on accounting for obligations associated with the retirement of long-lived assets. The method proposed by the FASB in the exposure draft would require the present value of estimated future cash flows to decommission FPL's nuclear power plants and dismantle its fossil power plants to be recorded as an increase to asset balances and as a liability. Under that proposal, it is anticipated that there will be no effect on cash flows and, because of the regulatory treatment, there will be no significant effect on net income. The matter has been restudied by the FASB and another exposure draft is scheduled to be issued in 1999.

Accrual for Nuclear Maintenance Costs - Estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage. Any difference between the estimated and actual costs are included in O&M expenses when known.

Construction Activity - In accordance with an FPSC rule, FPL is not permitted to capitalize interest or a return on common equity during construction, except for projects that cost in excess of 1/2% of the plant in service balance and will require more than one year to complete. The FPSC allows construction projects below that threshold as an element of rate base. FPL Group's non-regulated operations capitalize interest on construction projects.

Storm and Property Insurance Reserve Fund (storm fund) - The storm fund provides coverage toward storm damage costs and possible retrospective premium assessments stemming from a nuclear incident under the various insurance programs covering FPL's nuclear generating plants. The storm fund, which totaled $160 million and $157 million at December 31, 1998 and 1997, respectively, is included in special use funds of FPL. Securities held in the fund are carried at market value with market adjustments resulting in a corresponding adjustment to the storm and property insurance reserve. See
Note 3 - Special Use Funds and Note 9 - Insurance. Fund earnings, net of taxes, are reinvested in the fund. The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Other Investments - Included in other investments in FPL Group's consolidated balance sheets is FPL Group's participation in leveraged leases of $154 million at both December 31, 1998 and 1997. Additionally, other investments include non-controlling non-majority owned interests in partnerships and joint ventures, essentially all of which are accounted for under the equity method.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Short-Term Debt - The year end weighted-average interest rate on short-term debt at December 31, 1998 was 5.2% for FPL Group.

Retirement of Long-Term Debt - The excess of FPL's reacquisition cost over the book value of long-term debt is deferred and amortized to expense ratably over the remaining life of the original issue, which is consistent with its treatment in the ratemaking process. Through this amortization and amounts recorded under the special amortization program, the remaining balance of this regulatory asset was fully amortized in 1998. See Regulation. FPL Group Capital, Inc. (FPL Group Capital) expenses this cost in the period incurred.

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

Accounting for Derivative Instruments and Hedging Activities - In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FPL Group and FPL are currently assessing the effect, if any, on their financial statements of implementing FAS 133. FPL Group and FPL will be required to adopt the standard in 2000.

2.  Employee Retirement Benefits

FPL Group and its subsidiaries sponsor a noncontributory defined benefit pension plan and defined benefit postretirement plans for health care and life insurance benefits (other benefits) for substantially all employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending September 30, 1998 and a statement of the funded status of both years:


								  Pension Benefits           Other Benefits
								   1998      1997            1998      1997
								  ------    ------          ------    ------
									      (Millions of Dollars)
Change in benefit obligation:
  Obligation at October 1 of prior year ......................    $1,146    $1,262          $ 324     $ 297
  Service cost ...............................................        45        38              5         5
  Interest cost ..............................................        75        76             21        21
  Plan amendments ............................................         8      (290)             -         -
  Actuarial losses - net .....................................        34        87             10        11
  Curtailments ...............................................         -        19              -         -
  Benefit payments ...........................................      (135)      (46)           (15)      (10)
Obligation at September 30 ...................................     1,173     1,146            345       324

Change in plan assets:
  Fair value of plan assets at October 1 of prior year .......     2,287     1,996            125       107
  Actual return on plan assets ...............................       184       343              7        28
  Participant contributions ..................................         -         -              1         2
  Benefit payments and expenses ..............................      (142)      (52)           (18)      (12)
Fair value of plan assets at September 30 ....................     2,329     2,287            115       125

Funded Status:
  Funded status at September 30 ..............................     1,156     1,141           (230)     (199)
  Unrecognized prior service cost ............................      (100)     (117)             -         -
  Unrecognized transition (asset) obligation .................      (140)     (163)            49        53
  Unrecognized (gain) loss ...................................      (736)     (762)            34        23
  Prepaid (accrued) benefit cost at FPL Group ................    $  180    $   99          $(147)   $ (123)

  Prepaid (accrued) benefit cost at FPL ......................    $  173    $   94          $(145)   $ (122)


The following table provides the components of net periodic benefit cost for the plans for fiscal years 1998, 1997 and 1996:


						   Pension Benefits                Other Benefits
						 1998    1997     1996          1998     1997    1996
						------  ------   ------        ------   ------  ------
								 (Millions of Dollars)
Service cost .................................  $  45   $  38    $  38         $   6    $   6   $   5
Interest cost ................................     75      76       90            21       21      18
Expected return on plan assets ...............   (149)   (135)    (126)           (8)      (7)     (6)
Amortization of transition (asset) obligation.    (23)    (23)     (23)            3        3       3
Amortization of prior service cost ...........     (8)      1       12             -        -       -
Amortization of losses (gains) ...............    (21)    (26)     (10)            1        -       -
Net periodic (benefit) cost ..................    (81)    (69)     (19)           23       23      20
Effect of special retirement programs ........      -      18        -             -        -       -
Net periodic (benefit) cost at FPL Group .....  $ (81)  $ (51)   $ (19)        $  23    $  23   $  20

Net periodic (benefit) cost at FPL ...........  $ (80)  $ (50)   $ (18)        $  23    $  23   $  19


The weighted-average discount rate used in determining the benefit obligations was 6.0% and 6.5% for 1998 and 1997, respectively. The assumed level of increase in future compensation levels was 5.5% for all years. The expected long-term rate of return on plan assets was 7.75% for all years.

Based on the current discount rates and current health care costs, the projected 1999 trend assumptions used to measure the expected cost of benefits covered by the plans are 6.6% and 5.8%, for persons prior to age 65 and over age 65, respectively. The rate is assumed to decrease over the next 4 years to the ultimate trend rate of 5% for all age groups and remain at that level thereafter.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A 1% increase (decrease) in assumed health care cost trend rates would increase (decrease) the service and interest cost components and the accumulated obligation of other benefits by $1 million and $13 million, respectively.

3.  Financial Instruments

The carrying amounts of cash equivalents and short-term debt approximate their fair values. Certain investments of FPL Group, included in other investments, are carried at estimated fair value which was $72 million and $51 million at December 31, 1998 and 1997, respectively. The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.


										    December 31,
									  1998                        1997
								 ----------------------      ----------------------
								 Carrying    Estimated       Carrying    Estimated
								  Amount     Fair Value       Amount     Fair Value
									       (Millions of Dollars)
Long-term debt of FPL (a) ....................................   $2,421      $2,505(b)       $2,600      $2,679(b)
Long-term debt of FPL Group (a) ..............................   $2,706      $2,797(b)       $3,147      $3,236(b)
Interest rate swap agreements of FPL Group ...................   $    -      $    -          $    -      $   31(c)
____________________
(a)  Includes current maturities.
(b)  Based on quoted market prices for these or similar issues.
(c)  Based on estimated cost to terminate the agreements.  The agreements were terminated in 1998.


Special Use Funds - Securities held in the special use funds are carried at estimated fair value. The nuclear decommissioning fund consists of approximately one-half equity securities and one-half municipal, government, corporate and mortgage-backed debt securities with a weighted-average maturity of approximately 10 years. The storm fund primarily consists of municipal debt securities with a weighted-average maturity of approximately 3 years. The cost of securities sold is determined on the specific identification method. The funds had approximate realized gains of $24 million and approximate realized losses of $4 million in 1998, $3 million and $2 million in 1997 and $8 million and $9 million in 1996, respectively. The funds had unrealized gains of approximately $210 million and $126 million at December 31, 1998 and 1997, respectively; the unrealized losses at those dates were approximately $2 million and $1 million. The proceeds from the sale of securities in 1998, 1997 and 1996 were approximately $1.2 billion, $800 million, and $1.1 billion, respectively.

4.  Common Stock

Common Stock Dividend Restrictions - FPL Group's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. FPL's charter and a mortgage securing FPL's first mortgage bonds contain provisions that, under certain conditions, restrict the payment of dividends and other distributions to FPL Group. These restrictions do not currently limit FPL's ability to pay dividends to FPL Group. In 1998, 1997 and 1996, FPL paid, as dividends to FPL Group, its net income available to FPL Group on a one-month lag basis.

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

ESOP-related compensation expense of approximately $19 million in 1998, $19 million in 1997 and $23 million in 1996 was recognized based on the fair value of shares allocated to employee accounts during the period. Interest income on the ESOP loan is eliminated in consolidation. ESOP-related unearned compensation included as a reduction of shareholders' equity at December 31, 1998 was approximately $248 million, representing 8.5 million unallocated shares at the original issue price of $29 per share. The fair value of the ESOP-related unearned compensation account using the closing price of FPL Group stock as of December 31, 1998 was approximately $526 million.

Long-Term Incentive Plan - Under FPL Group's long-term incentive plan, 9 million shares of common stock are reserved and available for awards to officers and employees of FPL Group and its subsidiaries as of December 31, 1998. Total compensation charged against earnings under the incentive plan was not material in any year. The changes in share awards under the incentive plan are as follows:


								      Performance    Restricted     Non-qualified
								       Shares(a)       Stock       Option Shares(a)
								      -----------    ----------    ----------------
Balances, December 31, 1995 .......................................     320,336        194,200         11,185
  Granted (b) .....................................................      90,772         23,000              -
  Exercised at $30 7/8 ............................................           -              -        (10,935)
  Paid/released ...................................................     (60,359)       (34,250)             -
  Forfeited .......................................................     (39,222)       (16,650)          (250)
Balances, December 31, 1996 .......................................     311,527        166,300              -
  Granted (b) .....................................................     212,011         71,000              -
  Paid/released ...................................................     (70,008)             -              -
  Forfeited .......................................................     (10,942)       (17,750)             -
Balances, December 31, 1997 .......................................     442,588        219,550              -
  Granted (b) .....................................................     178,518         19,500              -
  Paid/released ...................................................     (80,920)             -              -
  Forfeited .......................................................     (29,566)       (22,250)             -
Balances, December 31, 1998 .......................................     510,620        216,800(c)           -
____________________
(a)  Performance shares resulted in 128,000, 132,000 and 124,000 assumed incremental shares of common stock outstanding for purposes of computing diluted earnings per share in 1998, 1997 and 1996, respectively.  These incremental shares did not change basic earnings per share.
(b)  The average grant date fair value of equity instruments issued under the incentive plan was $12 million, $13 million and $5 million in 1998, 1997 and 1996, respectively.
(c)  Shares of restricted stock were issued at market value at the date of the grant.



FAS 123, "Accounting for Stock-Based Compensation," encourages a fair value-based method of accounting for stock-based compensation. FPL Group, however, uses the intrinsic value-based method of accounting as permitted by the statement. The results of utilizing the accounting method recommended in FAS 123 would not have a material effect on FPL Group's results of operations or change earnings per share.

Other - Each share of common stock has been granted a Preferred Share Purchase Right (Right), at a price of $120, subject to adjustment, in the event of certain attempted business combinations. The Rights will cause substantial dilution to a person or group attempting to acquire FPL Group on terms not approved by FPL Group's board of directors.

5.  Preferred Stock

FPL Group's charter authorizes the issuance of 100 million shares of serial preferred stock, $.01 par value. None of these shares is outstanding. FPL Group has reserved 3 million shares for issuance upon exercise of preferred share purchase rights which expire in June 2006. Preferred stock of FPL consists of the following: (a)


								       December 31, 1998
								     Shares      Redemption         December 31,
								   Outstanding      Price         1998       1997
								   ------------------------   ---------------------
											      (Millions of Dollars)
Cumulative, $100 Par Value, authorized 15,822,500 shares at
  December 31, 1998 and 1997:
    Without sinking fund requirements:
      4 1/2% Series ...........................................      100,000       $101.00       $ 10       $ 10
      4 1/2% Series A .........................................       50,000       $101.00          5          5
      4 1/2% Series B .........................................       50,000       $101.00          5          5
      4 1/2% Series C .........................................       62,500       $103.00          6          6
      4.32% Series D ..........................................       50,000       $103.50          5          5
      4.35% Series E ..........................................       50,000       $102.00          5          5
      6.98% Series S ..........................................      750,000       $103.49(b)      75         75
      7.05% Series T ..........................................      500,000       $103.52(b)      50         50
      6.75% Series U ..........................................      650,000       $103.37(b)      65         65
	Total preferred stock of FPL without sinking
	  fund requirements ...................................    2,262,500                     $226       $226
____________________
(a)  FPL's charter authorizes the issuance of 5 million shares of subordinated preferred stock, no par value.  None of these shares is outstanding.  There were no issuances of preferred stock in 1998, 1997 and 1996.  In 1996, FPL redeemed 600,000 shares of its 7.28% Preferred Stock, Series F, $100 Par Value and 400,000 shares of its 7.40%
     Preferred Stock, Series G, $100 Par Value.
(b)  Not redeemable prior to 2003.



6.  Long-Term Debt

Long-term debt consists of the following:


												     December 31,
												   1998      1997
												  ------    ------
												(Millions of Dollars)
FPL
  First mortgage bonds:
    Maturing through 2000 - 5 3/8% to 5 1/2% .................................................    $  355    $  355
    Maturing 2001 through 2015 - 6% to 7 7/8% ................................................       641       642
    Maturing 2016 through 2026 - 7% to 7 3/4% ................................................       741       741
    Medium-term notes:
      Maturing 1998 - 5.50% to 6.20% .........................................................         -       180
      Maturing 2003 - 5.79% ..................................................................        70        70
    Pollution control and industrial development series -
      Maturing 2020 through 2027 - 6.7% to 7.5% ..............................................       150       150
  Pollution control, solid waste disposal and industrial development revenue bonds -
    Maturing 2021 through 2029 - variable, 3.6% and 3.9% average
      annual interest rate, respectively .....................................................       483       484
  Unamortized discount - net .................................................................       (19)      (22)
    Total long-term debt of FPL ..............................................................     2,421     2,600
      Less current maturities ................................................................       230       180
      Long-term debt of FPL, excluding current maturities ....................................     2,191     2,420
FPL Group Capital
  Debentures:
    Maturing 2013 - 7 5/8% (a)................................................................       125       125
  Senior term loan - Maturing 2007 - variable (b) ............................................         -       333
  Other long-term debt - 3.4% to 7.645% due various dates to 2018 ............................       162        91
  Unamortized discount .......................................................................        (2)       (2)
    Total long-term debt of FPL Group Capital ................................................       285       547
      Less current maturities ................................................................       129        18
      Long-term debt of FPL Group Capital, excluding current maturities ......................       156       529
    Total long-term debt .....................................................................    $2,347    $2,949
____________________
(a)  Redeemed in January 1999.
(b)  A notional principal amount of $267 million at December 31, 1997 was hedged with interest rate swap agreements to reduce the impact of changes in interest rates on variable rate long-term debt.  The swap agreements effectively changed the variable interest rates to an average fixed rate of 9.7%.  The agreements were dedesignated as a hedge and terminated in 1998, resulting in a loss recorded as interest expense.


Minimum annual maturities of long-term debt for FPL Group for 1999-2003 are approximately $359 million, $129 million, $4 million, $4 million and $175 million, respectively. The amounts for FPL are $230 million, $125 million and $170 million for 1999, 2000 and 2003, respectively. FPL has no amounts due in 2001 and 2002.

Available lines of credit aggregated approximately $1.9 billion ($900 million for FPL) at December 31, 1998, all of which were based on firm commitments.

7.  Income Taxes

The components of income taxes are as follows:


								    FPL Group                        FPL
							    Years Ended December 31,      Years Ended December 31,
							    1998      1997      1996      1998      1997      1996
							   ------    ------    ------    ------    ------    ------
									    (Millions of Dollars)
Federal:
  Current .............................................     $467      $308      $355      $492      $377      $388
  Deferred ............................................     (215)      (34)      (77)     (169)      (83)      (81)
  ITC and other - net .................................      (27)      (22)      (31)      (24)      (22)      (31)
      Total federal ...................................      225       252       247       299       272       276
State:
  Current .............................................       72        52        63        78        60        53
  Deferred ............................................      (18)        -       (16)      (21)       (3)        -
      Total state .....................................       54        52        47        57        57        53
Income taxes charged to operations - FPL...............                                    356       329       329
Credited to other income (deductions) - FPL ...........                                     (7)       (8)       (7)
Total income taxes ....................................     $279      $304      $294      $349      $321      $322



A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:


								     FPL Group                        FPL
							     Years Ended December 31,      Years Ended December 31,
							     1998      1997      1996      1998      1997      1996
							     ------------------------      ------------------------
Statutory federal income tax rate ........................   35.0%     35.0%     35.0%     35.0%     35.0%     35.0%
Increases (reductions) resulting from:
  State income taxes - net of federal income tax benefit..    3.7       3.7       3.5       3.7       3.9       3.7
  Amortization of ITC ....................................   (2.5)     (2.4)     (3.6)     (2.4)     (2.3)     (3.3)
  Amortization of deferred regulatory credit -
    income taxes .........................................   (1.8)     (1.8)     (2.0)     (1.7)     (1.8)     (1.9)
  Adjustments of prior years' tax matters ................   (6.3)(a)  (2.7)     (1.3)      0.1      (1.7)     (0.1)
  Preferred stock dividends - FPL ........................    0.5       0.7       1.0         -         -         -
  Other - net ............................................    1.0       0.5       1.0        .9       0.8       0.9
Effective income tax rate ................................   29.6%     33.0%     33.6%     35.6%     33.9%     34.3%
____________________
(a)  Includes the resolution of an audit issue with the Internal Revenue Service (IRS).


The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:


										FPL Group                 FPL
									       December 31,          December 31,
									      1998      1997        1998      1997
									     ------    ------      ------    ------
										      (Millions of Dollars)
Deferred tax liabilities:
  Property-related ...................................................       $1,493    $1,663      $1,493    $1,631
  Investment-related .................................................          460       436           -         -
  Other ..............................................................          255       362         140       185
    Total deferred tax liabilities ...................................        2,208     2,461       1,633     1,816

Deferred tax assets and valuation allowance:
  Asset writedowns and capital loss carryforward .....................          113       121           -         -
  Unamortized ITC and deferred regulatory credit - income taxes ......          136       153         136       153
  Storm and decommissioning reserves .................................          258       246         258       246
  Other ..............................................................          473       496         352       347
  Valuation allowance ................................................          (27)      (28)          -         -
    Net deferred tax assets ..........................................          953       988         746       746
Accumulated deferred income taxes ....................................       $1,255    $1,473      $  887    $1,070


The carryforward period for a capital loss from the disposition in a prior year of an FPL Group Capital subsidiary expired at the end of 1996. The amount of the deductible loss from this disposition was limited by IRS rules. FPL Group is challenging the IRS loss limitation and the IRS is disputing certain other positions taken by FPL Group. Tax benefits, if any, associated with these matters will be reported in future periods when resolved.

8.  Jointly-Owned Electric Utility Plant

FPL owns approximately 85% of St. Lucie Unit No. 2, 20% of the St. Johns River Power Park units and coal terminal and approximately 76% of Scherer Unit No. 4. At December 31, 1998, FPL's gross investment in these units was $1.174 billion, $328 million and $571 million, respectively; accumulated depreciation was $663 million, $142 million and $239 million, respectively.

FPL is responsible for its share of the operating costs, as well as providing its own financing. At December 31, 1998, there was no significant balance of construction work in progress on these facilities.

9.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $2.8 billion for 1999 through 2001. Included in this three-year forecast are capital expenditures for 1999 of approximately $910 million. FPL Energy is a party to a contract to purchase all of Central Maine Power Company's (Central Maine) non-nuclear generation assets for $846 million. The contract is subject to a civil action initiated by FPL Energy. See Litigation. FPL Group and its subsidiaries, other than FPL, have guaranteed approximately $305 million of purchase power agreement obligations, debt service payments and other payments subject to certain contingencies.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of the insurance available from private sources and under an industry retrospective payment plan. In accordance with this Act, FPL maintains $200 million of private liability insurance, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $363 million per incident at any nuclear utility reactor in the United States, payable at a rate not to exceed $43 million per incident per year.
FPL participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $51 million in retrospective premiums.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL Group's and FPL's financial condition.

FPL self-insures certain of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a funded storm and property insurance reserve, which totaled approximately $259 million at December 31, 1998, for T&D property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has entered into long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of The Southern Company (Southern Companies) provide approximately 1,300 megawatts (mw) of power through mid-2010 and 383 mw thereafter through 2022. FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. Fuel contracts provide for the transportation and supply of natural gas and coal. FPL Energy has long-term contracts for the transportation and storage of natural gas to its Doswell plant which expire in 2007, with a five-year renewal option, and in 2017, respectively.

The required capacity and minimum payments through 2003 under these contracts are estimated to be as follows:


									   1999      2000      2001       2002      2003
									   ----      ----      ----       ----      ----
										       (Millions of Dollars)
FPL:
Capacity payments:
  JEA and Southern Companies ............................................  $210      $210      $210       $210      $200
  Qualifying facilities (a) .............................................  $360      $370      $380       $400      $410
Minimum payments, at projected prices:
  Natural gas, including transportation .................................  $210      $210      $240       $260      $270
  Coal ..................................................................  $ 40      $ 40      $ 30       $ 30      $ 15
FPL Energy:
  Natural gas transportation and storage ................................  $ 15      $ 15      $ 15       $ 15      $ 15
_______________
(a)  Includes approximately $40 million, $40 million, $40 million, $45 million, and $45 million, respectively, for capacity payments associated with two contracts that are currently in dispute.  These capacity payments are subject to the outcome of the related litigation.  See Litigation.


Charges under these contracts were as follows:


					    1998 Charges           1997 Charges          1996 Charges
						    Energy/                Energy/                Energy/
					  Capacity    Fuel      Capacity     Fuel     Capacity     Fuel
					  ------------------    -------------------   --------------------
							      (Millions of Dollars)
FPL:
JEA and Southern Companies .............  $192(b)    $138(a)     $201(b)    $153(a)    $192(b)    $148(a)
Qualifying facilities ..................  $299(c)    $108(a)     $296(c)    $128(a)    $279(c)    $125(a)
Natural gas, including transportation...  $  -       $280(a)     $  -       $413(a)    $  -       $422(a)
Coal ...................................  $  -       $ 50(a)     $  -       $ 52(a)    $  -       $ 49(a)
FPL Energy:
Natural gas transportation and storage..  $  -       $ 18        $  -       $ 16       $  -       $  -
_______________
(a)  Recovered through the fuel clause.
(b)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(c)  Recovered through the capacity clause.


Litigation - In 1997, FPL filed a complaint against the owners of two qualifying facilities (plant owners) seeking an order declaring that FPL's obligations under the power purchase agreements with the qualifying facilities were rendered of no force and effect because the power plants failed to accomplish commercial operation before January 1, 1997, as required by the agreements. In 1997, the plant owners filed for bankruptcy under Chapter XI of the U.S. Bankruptcy Code, ceased all attempts to operate the power plants and entered into an agreement with the holders of more than 70% of the bonds that partially financed the construction of the plants. This agreement gives the holders of a majority of the principal amount of the bonds (the majority bondholders) the right to control, fund and manage any litigation against FPL and the right to settle with FPL on any terms such majority bondholders approve, provided that certain agreements are not affected and certain conditions are met. In January 1998, the plant owners (through the attorneys for the majority bondholders) filed an answer denying the allegations in FPL's complaint and asserting counterclaims for approximately $2 billion, consisting of all capacity payments that could have been made over the 30-year term of the power purchase agreements and three times their actual damages for alleged violations of Florida antitrust laws, plus attorneys' fees. In October 1998, the court dismissed all of the plant owners' antitrust claims against FPL. The plant owners have since moved for summary judgment on FPL's claims against them.

The Florida Municipal Power Agency (FMPA), an organization comprised of municipal electric utilities, has sued FPL for allegedly breaching a "contract" to provide transmission service to the FMPA and its members and for breaching antitrust laws by monopolizing or attempting to monopolize the provision, coordination and transmission of electric power in refusing to provide transmission service, or to permit the FMPA to invest in and use FPL's transmission system, on the FMPA's proposed terms. The FMPA seeks $140 million in damages, before trebling for the antitrust claim, and court orders requiring FPL to permit the FMPA to invest in and use FPL's transmission system on "reasonable terms and conditions" and on a basis equal to FPL. In 1995, a court of appeals vacated the district court's summary judgment in favor of FPL and remanded the matter to the district court for further proceedings. In 1996, the district court ordered the FMPA to seek a declaratory ruling from the FERC regarding certain issues in the case. In November 1998, the FERC declined to make the requested ruling. The district court has yet to act further.

FPL Group and FPL believe that they have meritorious defenses to the litigation to which they are parties and are vigorously defending the suits. Accordingly, the liabilities, if any, arising from the proceedings are not anticipated to have a material adverse effect on their financial statements.

In November 1998, a subsidiary of FPL Energy filed a civil action with the U.S. District Court for the Southern District of New York requesting a declaratory judgment that Central Maine cannot meet essential terms of the agreement with FPL Energy's subsidiary regarding the purchase of Central Maine's non-nuclear generating assets. FPL Group believes that recent FERC rulings regarding transmission prevent Central Maine from delivering on its contractual obligation that FPL Energy's subsidiary be able to operate the power plants in a manner that is substantially consistent with Central Maine's historical operation of the assets. FPL Group believes the FERC rulings constitute a material adverse effect under the purchase agreement and that FPL Energy's subsidiary should therefore not be bound to complete the transaction. The trial is scheduled for March 1999.

10.  Segment Information

Effective December 31, 1998, FPL Group adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." FPL Group's only reportable segment is FPL, a regulated utility. Differences between FPL Group and FPL financial statement amounts represent other business activities and other segments that are not reportable. For the years ended December 31, 1998, 1997 and 1996, approximately 98%, 98% and 97%, respectively, of FPL Group's operating revenues were derived from the sale of electricity in the United States. As of December 31, 1998 and 1997, less than 1% of long-lived assets were located in foreign countries.


				       1998                            1997                            1996
			      FPL     Other(a)  Total         FPL    Other(a)   Total         FPL    Other(a)  Total
			   ---------------------------      --------------------------     --------------------------
							      (Millions of Dollars)
Operating revenues ........ $ 6,366   $  295   $ 6,661      $ 6,132   $  237   $ 6,369      $5,986    $ 51    $6,037
Interest expense .......... $   196   $  126   $   322      $   227   $   64   $   291      $  246    $ 21    $  267
Depreciation and
  amortization ............ $ 1,249   $   35   $ 1,284      $ 1,034   $   27   $ 1,061      $  955    $  5    $  960
Equity in earnings of
  equity method investees . $     -   $   39   $    39      $     -   $   14   $    14      $    -    $  2    $    2
Income tax expense ........ $   349   $  (70)  $   279      $   321   $  (17)  $   304      $  322    $(28)   $  294
Net income ................ $   616   $   48   $   664      $   608   $   10   $   618      $  591    $(12)   $  579
Significant noncash items . $     -   $    -   $     -      $     -   $  420   $   420      $    -    $ 33    $   33
Capital expenditures ...... $   617   $  329   $   946      $   551   $  291   $   842      $  474    $ 52    $  526
Total assets .............. $10,748   $1,281   $12,029      $11,172   $1,277   $12,449
Investment in equity
  method investees ........ $     -   $  165   $   165      $     -   $   76   $    76
____________________
(a)  Represents other business activities and other segments that are not separately reportable.



11.  Subsequent Event

In January 1999, an FPL Group Capital subsidiary sold 3.5 million common shares of Adelphia Communications Corporation (Adelphia) stock, which had been accounted for on the equity method, resulting in an after-tax gain of approximately $96 million. In addition, an agreement was reached with Adelphia to sell FPL Group Capital's one-third interest in a limited partnership. While the terms have not been finalized, the sale of the limited partnership interest is expected to have a positive effect on FPL Group's results of operations.

12.  Summarized Financial Information of FPL Group Capital (Unaudited)

FPL Group Capital's debentures, when outstanding, are guaranteed by FPL Group and included in FPL Group's consolidated balance sheets. Operating revenues of FPL Group Capital for the three years ended December 31, 1998, 1997 and 1996 were $295 million, $237 million and $50 million, respectively. For the same periods, operating expenses were $225 million, $186 million and $65 million, respectively. Net income for 1998, 1997 and 1996 was $68 million, $27 million and $11 million, respectively

At December 31, 1998, FPL Group Capital had $317 million of current assets, $1.445 billion of noncurrent assets, $310 million of current liabilities and $703 million of noncurrent liabilities. At December 31, 1997, FPL Group Capital had current assets of $156 million, noncurrent assets of $1.447 billion, current liabilities of $252 million and noncurrent liabilities of $999 million.

13.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information for 1998 and 1997 is as follows:


					March 31 (a)         June 30 (a)        September 30 (a)     December 31 (a)
				     ------------------   ------------------   -----------------   -----------------
							(In millions, except per share amounts)
FPL Group:
	       1998
Operating revenues ................  $            1,338   $            1,692   $           1,999   $          1,632
Operating income ..................  $              218   $              317   $             528   $            189
Net income ........................  $              108   $              176   $             287   $             93(b)
Earnings per share(c) .............  $             0.63   $             1.02   $            1.66   $           0.54(b)
Dividends per share ...............  $             0.50   $             0.50   $            0.50   $           0.50
High-low common stock sales prices.  $65 3/16 - 56 1/16   $65 5/8 - 58 11/16   $    70- 59 11/16   $72 9/16- 60 1/2

	       1997
Operating revenues ................  $            1,445   $            1,587   $           1,859   $          1,478
Operating income ..................  $              225   $              321   $             464   $            218
Net income ........................  $              101   $              164   $             262   $             91
Earnings per share(c) .............  $             0.58   $             0.95   $            1.52   $           0.52
Dividends per share ...............  $             0.48   $             0.48   $            0.48   $           0.48
High-low common stock sales prices.  $  46 3/4 - 43 5/8   $4  8 1/8 - 42 5/8   $51 9/16 - 45 1/2   $    60 - 49 1/2


FPL:
	       1998
Operating revenues ................  $            1,295    $           1,634   $           1,878   $          1,559
Operating income ..................  $              159    $             216   $             314   $            138
Net income ........................  $              107    $             167   $             267   $             90
Net income available to FPL Group..  $              103    $             163   $             263   $             87

	       1997
Operating revenues ................  $            1,399    $           1,541   $           1,819   $          1,373
Operating income ..................  $              168    $             220   $             311   $            150
Net income ........................  $              110    $             164   $             256   $             97
Net income available to FPL Group..  $              104    $             160   $             251   $             93
____________________

(a)  In the opinion of FPL Group and FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made.  Results of operations for an interim period may not give a true indication of results for the year.
(b)  Includes a loss on the sale of Turner Foods Corporation and the cost of terminating an agreement designed to fix interest rates, partly offset by the favorable resolution of an audit issue with the IRS.
(c)  Basic and assuming dilution.






Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None
			    PART III

Item 10.  Directors and Executive Officers of the Registrants

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1999 Annual Meeting of Shareholders (FPL Group's Proxy Statement) and is incorporated herein by reference, or is included in Item I. Business - Executive Officers of the Registrants.

			  FPL DIRECTORS(a)

James L. Broadhead. Mr. Broadhead, 63, is chairman and chief executive officer of FPL and FPL Group. He is a director of Delta Air Lines, Inc., New York Life Insurance Company and The Pittston Company, and a trustee of Cornell University. Mr. Broadhead has been a director of FPL and FPL Group since 1989.

Dennis P. Coyle. Mr. Coyle, 60, is general counsel and secretary of FPL and FPL Group. He is a director of Adelphia Communications Corporation. Mr. Coyle has been a director of FPL since 1990.

Paul J. Evanson. Mr. Evanson, 57, is the president of FPL. He was formerly senior vice president, finance and chief financial officer of FPL and vice president, finance and chief financial officer of FPL Group. He is a director of Lynch Corporation and Southern Energy Homes, Inc. Mr. Evanson has been a director of FPL since 1992 and a director of FPL Group since 1995.

Lawrence J. Kelleher. Mr. Kelleher, 51, is senior vice president, human resources of FPL and vice president, human resources of FPL Group. Mr. Kelleher has been a director of FPL since 1990.

Thomas F. Plunkett. Mr. Plunkett, 59, is president of FPL's nuclear division. He was formerly site vice president at Turkey Point. Mr. Plunkett has been a director of FPL since 1996.

C. O. Woody. Mr. Woody, 60, is president of the power generation division. He was formerly senior vice president, power generation of FPL. Mr. Woody has been a director of FPL since 1989.

Michael W. Yackira.  Mr. Yackira, 47, is the president of FPL Energy, Inc.
He was formerly senior vice president, finance and chief financial officer of FPL and vice president, finance and chief financial officer of FPL Group from January 1995 to January 1998. Prior to that, Mr. Yackira was senior vice president, market and regulatory services of FPL. Mr. Yackira has been a director of FPL since 1990.

Roger Young. Mr. Young, 55, became the president and a director of FPL Group and a director of FPL in February 1999. From 1988 until its merger with Southern Electric plc in December 1998, he was chief executive of Scottish Hydro-Electric plc, a utility that generated and marketed electricity throughout Great Britain and operated an electric transmission and distribution system in northern Scotland.
____________________
(a) Directors are elected annually and serve until their resignation, removal or until their respective successors are elected. Each director's business experience during the past five years is noted either here or in the Executive Officers table in Item 1. Business - Executive Officers of the Registrants.

Item 11.  Executive Compensation

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference, provided that the Compensation Committee Report and Performance Graph which are contained in FPL Group's Proxy Statement shall not be deemed to be incorporated herein by reference.
FPL - The following table sets forth FPL's portion of the compensation paid during the past three years to FPL's chief executive officer and the other four most highly-compensated persons who served as executive officers of FPL at December 31, 1998.

		     SUMMARY COMPENSATION TABLE


											Long-Term
						     Annual Compensation               Compensation
					       --------------------------------   ----------------------
									Other       Re-       Long-Term      All
									Annual    stricted    Incentive     Other
									Compen-    Stock        Plan       Compen-
   Name and Principal Position         Year     Salary       Bonus      sation    Awards(a)   Payouts(b)   sation(c)
---------------------------------      ----    --------    --------     -------   ---------   ----------   ---------
James L. Broadhead (a)                 1998    $847,875    $937,125     $ 9,809          -    $        -   $12,009
  Chairman of the Board and Chief      1997     846,000     824,850       9,813          -     1,402,140    11,286
    Executive Officer of FPL and       1996     799,800     633,423      10,601          -       920,892    12,727
    FPL Group

Paul J. Evanson                        1998     592,500     546,900       2,785          -             -    13,746
  President of FPL                     1997     564,300     423,200       2,646          -       306,741    15,233
				       1996     540,000     340,200       2,925          -       197,471    15,868

Dennis P. Coyle                        1998     357,000     257,040         595          -             -     9,737
  General Counsel and Secretary        1997     353,628     198,904       3,600          -       310,021    10,653
    of FPL and FPL Group               1996     334,800     158,193           -          -       203,637    10,742

C.O. Woody                             1998     342,300     205,400       2,785          -             -    12,029
  President of the Power Generation    1997     308,000     135,800       5,663    572,500       279,837    12,959
    Division                           1996     295,000     142,500       3,882          -       184,711    13,448

Lawrence J. Kelleher                   1998     267,750     194,119       3,108          -             -     9,724
  Senior Vice President,               1997     258,500     147,768       3,273    538,150       222,173    11,655
    Human Resources of FPL and         1996     241,800     116,808       3,238          -       145,942    11,659
    Vice President, Human Resources
    of FPL Group
____________________
(a)  At December 31, 1998, Mr. Broadhead held 96,800 shares of restricted common stock with a value of $5,965,300.
     These shares were awarded in 1991 for the purpose of financing Mr. Broadhead's supplemental retirement plan and will offset lump sum benefits that would otherwise be payable to him in cash upon retirement.  See Retirement Plans herein.  At December 31, 1998, Mr. Woody held 10,000 shares of restricted stock with a value of $616,250, which will vest in 1999; Mr. Kelleher held 10,000 shares of restricted stock with a value of $616,250.  Dividends at normal rates are paid on restricted common stock.
(b)  Payouts are in cash (for payment of income taxes) and shares of common stock, valued at the closing price on the last business day preceding payout.  As of February 26, 1999, payouts for 1998 were not calculable.
(c)  Represents employer matching contributions to employee thrift plans and employer contributions for life insurance as follows:

					     Thrift Match   Life Insurance
     Mr. Broadhead .......................      $6,783          $5,226
     Mr. Evanson .........................       7,600           6,146
     Mr. Coyle ...........................       6,783           2,954
     Mr. Woody ...........................       7,600           4,429
     Mr. Kelleher.........................       6,783           2,941



Long-Term Incentive Plan Awards - In 1998, performance awards under FPL Group's Long-Term Incentive Plan were made to the executive officers named in the Summary Compensation Table as set forth in the following tables.

			LONG-TERM INCENTIVE PLAN AWARDS


											Estimated Future Payouts
										  Under Non-Stock Price-Based Plans
											   Number of Shares
					Number of       Performance Period
		Name                     Shares            Until Payout          Threshold       Target       Maximum
James L. Broadhead ................      17,166         1/1/98 - 12/31/01            -           17,166       27,466
Paul J. Evanson ...................       6,813         1/1/98 - 12/31/01            -            6,813       10,901
Dennis P. Coyle ...................       3,943         1/1/98 - 12/31/01            -            3,943        6,309
C. O. Woody .......................       3,374         1/1/98 - 12/31/01            -            3,374        5,398
Lawrence J. Kelleher ..............       2,957         1/1/98 - 12/31/01            -            2,957        4,731


Shown in the preceding table, the performance share awards are payable at the end of the four-year performance period. The amount of the payout is determined by multiplying the participant's target number of shares by his average level of attainment, expressed as a percentage, which may not exceed 160%, of his targeted awards under the Annual Incentive Plans for each of the years encompassed by the award period. Annual incentive compensation is based on the attainment of net income goals for FPL and FPL Group, which are established by the Compensation Committee of FPL Group's Board of Directors (the Committee) at the beginning of the year. The amounts earned on the basis of this performance measure are subject to reduction based on the degree of achievement of other corporate and business unit performance measures, and in the discretion of the Committee. Mr. Broadhead's annual incentive compensation for 1998 was based on the achievement of FPL Group's net income goals and the following performance measures for FPL (weighted 75%) and the non-utility and/or new businesses (weighted 25%) and upon certain qualitative factors. For FPL, the incentive performance measures were financial indicators (weighted 50%) and operating indicators (weighted 50%). The financial indicators were operations and maintenance costs, capital expenditure levels, net income, regulatory return on equity and operating cash flow. The operating indicators were service reliability as measured by the frequency and duration of service interruptions and service unavailability, system performance as measured by availability factors for the fossil power plants, WANO index for nuclear power plants, employee safety, number of significant environmental violations, customer satisfaction survey results, load management installed capability and conservation programs' annual installed capacity. For the non-utility and/or new businesses, the performance measures were total combined net income and return on equity, the completion of the purchase of the generation assets of Central Maine, the development of out-of-territory residential product supply and customer service capabilities, the development and implementation of energy trading and marketing management policies and procedures and the evaluation of international and domestic acquisitions. The qualitative factors included measures to position FPL Group for greater competition and initiating other actions that significantly strengthen FPL and FPL Group and enhance shareholder value.


											Estimated Future Payouts
										  Under Non-Stock Price-Based Plans
											   Number of Shares
										 ------------------------------------
					Number of       Performance Period
		Name                     Shares            Until Payout          Threshold       Target       Maximum
-----------------------------------     ---------       ------------------       ---------       ------       -------
James L. Broadhead ................      11,704         1/1/98 - 12/31/00            -           11,704       18,727
Paul J. Evanson ...................       5,840         1/1/98 - 12/31/00            -            5,840        9,344
Dennis P. Coyle ...................       2,957         1/1/98 - 12/31/00            -            2,957        4,731
C. O. Woody .......................       2,530         1/1/98 - 12/31/00            -            2,530        4,048
Lawrence J. Kelleher ..............       2,218         1/1/98 - 12/31/00            -            2,218        3,549


Shown in the preceding table, the shareholder value share awards are payable at the end of the three-year performance period. The amount of the payout is determined by multiplying the participant's target number of shares by a factor derived by dividing the average annual total shareholder return of FPL Group (price appreciation of FPL Group common stock plus dividends) by the total shareholder return of the Dow Jones Electric Utilities Index companies over the three-year performance period. This payment may not exceed 160% of targeted awards.

Retirement Plans - FPL Group maintains a non-contributory defined benefit pension plan and a supplemental executive retirement plan which covers FPL employees. The following table shows the estimated annual benefits, calculated on a straight-line annuity basis, payable upon retirement in 1998 at age 65 after the indicated years of service.

			    PENSION PLAN TABLE


 Eligible Average                                                               Years of Service
Annual Compensation                                             10          20          30          40          50
-------------------                                          --------    --------    --------    --------    --------
$  300,000 .............................................     $ 58,905    $117,797    $146,702    $155,244    $157,632
   400,000 .............................................       78,905     157,797     196,702     207,744     210,132
   500,000 .............................................       98,905     197,797     246,702     260,244     262,632
   600,000 .............................................      118,905     237,797     296,702     312,744     315,132
   700,000 .............................................      138,905     277,797     346,702     365,244     367,632
   800,000 .............................................      158,905     317,797     396,702     417,744     420,132
   900,000 .............................................      178,905     357,797     446,702     470,244     472,632
 1,000,000 .............................................      198,905     397,797     496,702     522,744     525,132
 1,100,000 .............................................      218,905     437,797     546,702     575,244     577,632
 1,200,000 .............................................      238,905     477,797     596,702     627,744     630,132
 1,300,000 .............................................      258,905     517,797     646,702     680,244     682,632
 1,400,000 .............................................      278,905     557,797     696,702     732,744     735,132
 1,500,000 .............................................      298,905     597,797     746,702     785,244     787,632
 1,600,000 .............................................      318,905     637,797     796,702     837,744     840,132
 1,700,000 .............................................      338,905     677,797     846,702     890,244     892,632
 1,800,000 .............................................      358,905     717,797     896,702     942,744     945,132
 1,900,000 .............................................      378,905     757,797     946,702     995,244     997,632
 2,000,000 .............................................      398,905     797,797     996,702   1,047,744   1,050,132


The compensation covered by the plans includes annual salaries and bonuses of certain officers of FPL Group and annual salaries of officers of FPL, as shown in the respective Summary Compensation Tables, but no other amounts shown in that table. The estimated credited years of service for the executive officers named in the Summary Compensation Table are: Mr. Broadhead, 10 years; Mr. Evanson, 6 years; Mr. Coyle, 9 years; Mr. Woody, 42 years; and Mr. Kelleher, 31 years. Amounts shown in the table reflect deductions to partially cover employer contributions to Social Security.

A supplemental retirement plan for Mr. Broadhead provides for a lump-sum retirement benefit equal to the then present value of a joint and survivor annuity providing annual payments to him or his surviving beneficiary equal to 61% to 70% of his average annual compensation for the three years prior to his retirement between age 62 (1998) and age 65 (2001), reduced by the then present value of the annual amount of payments to which he is entitled under all other pension and retirement plans of FPL Group and former employers. This benefit is further reduced by the then value of 96,800 shares of restricted common stock which vest as to 77,000 shares in 2000 and as to 19,800 shares in 2001. Upon a change of control of FPL Group (as defined below under Employment Agreements), the restrictions on the restricted stock lapse and the full retirement benefit becomes payable. Upon termination of Mr. Broadhead's employment agreement (also described below) without cause, the restrictions on the restricted stock lapse and he becomes fully vested under the supplemental retirement plan.

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

Employment Agreements - FPL Group has an employment agreement with Mr. Broadhead that provides for automatic one-year extensions after 1998 unless either party elects not to extend. The agreement provides for a minimum base salary of $765,900 per year, subject to increases based upon corporate and individual performance and increases in cost-of-living indices, plus annual and long-term incentive compensation opportunities at least equal to those currently in effect. If FPL Group terminates Mr. Broadhead's employment without cause, he is entitled to receive a lump sum payment of two years' compensation. Compensation is measured by the then current base salary plus the average of the preceding two years' annual incentive awards. He would also be entitled to receive all amounts accrued under all performance share grants in progress, prorated for the year of termination and assuming achievement of the targeted award, and to full vesting of his benefits under his supplemental retirement plan.

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

FPL - FPL Group owns 100% of FPL's common stock. FPL's directors and executive officers beneficially own shares of FPL Group's common stock as follows:


		    Name                                            Number of Shares (a)
---------------------------------------------                       --------------------
James L. Broadhead .................................................  153,141(b)(c)
Dennis P. Coyle ....................................................   10,378(b)
Paul J. Evanson ....................................................   19,722(b)
Lawrence J. Kelleher ...............................................   21,621(b)(c)
Thomas F. Plunkett .................................................   23,001(b)(c)
C. O. Woody ........................................................   26,821(b)(c)
Michael W. Yackira .................................................   25,130(b)(c)
Roger Young ........................................................        -
All directors and executive officers as a group ....................  296,167(d)

(a)  Information is as of January 31, 1999, except for executive officers' holdings under the thrift plans and the
     Supplemental Executive Retirement Plan, which are as of December 31, 1998.  Unless otherwise indicated, each person has sole voting and sole investment power.
(b)  Includes 13,159, 3,188, 3,199, 1,697, 359, 1,224  and 1,908 phantom shares for Messrs. Broadhead, Coyle, Evanson,
     Kelleher, Plunkett, Woody and Yackira, respectively, credited to a Supplemental Matching Contribution Account under the Supplemental Executive Retirement Plan.
(c)  Includes 96,800, 10,000, 15,000, 10,000 and 10,000 shares of restricted stock as to which Messrs. Broadhead,
     Kelleher, Plunkett, Woody and Yackira, respectively, have voting but not investment power.
(d)  Less than 1% of FPL Group's common stock outstanding.


Section 16(a) Beneficial Ownership Reporting Compliance - FPL's directors and executive officers are required to file initial reports of ownership and reports of changes of ownership of FPL Group common stock with the Securities and Exchange Commission. Based upon a review of these filings and written representations from FPL directors and executive officers, all required filings were timely made in 1998.


Item 13.  Certain Relationships and Related Transactions

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference.

FPL - None

	PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   1. Financial Statements                                Page(s)

	 Independent Auditors' Report                          16
	 FPL Group:
	   Consolidated Statements of Income                   17
	   Consolidated Balance Sheets                         18
	   Consolidated Statements of Cash Flows               19
	   Consolidated Statement of Shareholders' Equity      20

	 FPL:
	   Consolidated Statements of Income                   21
	   Consolidated Balance Sheets                         22
	   Consolidated Statements of Cash Flows               23
	   Consolidated Statement of Shareholder's Equity      24
	   Notes to Consolidated Financial Statements          25-36

      2. Financial Statement Schedules - Schedules are omitted as not applicable or not required.

      3. Exhibits including those Incorporated by Reference

4.

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

	    *4(b)      Mortgage and Deed of Trust dated as of January 1, 1944, and Ninety-eight           x       x
		       Supplements thereto between FPL and Bankers Trust Company and The
		       Florida National Bank of Jacksonville (now First Union National Bank of
		       Florida), Trustees (as of September 2, 1992, the sole trustee is Bankers
		       Trust Company) (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a),
		       File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No.
		       2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093;
		       Exhibit 4(c), File  No. 2-11491; Exhibit 4(b)-1, File No. 2-12900;
		       Exhibit 4(b)-1, File No. 2-13255; Exhibit  4(b)-1, File No. 2-13705;
		       Exhibit  4(b)-1, File No.  2-13925; Exhibit 4(b)-1, File No. 2-15088;
		       Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501;
		       Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit
		       2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c),
		       File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File
		       No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No.
		       2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312;
		       Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit
		       2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c),
		       File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No.
		       2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228;
		       Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File
		       No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No.
		       2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767;
		       Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits
		       4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629;
		       Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment
		       No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective
		       Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form
		       10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit
		       4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545;
		       Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File
		       No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,
		       1996, File No. 1-3545; and Exhibit 4 to Form 10-Q for the quarter ended
		       June 30, 1998, File No. 1-3545)

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

	    *10(d)     Supplement to the FPL Group Supplemental Executive Retirement Plan as              x
		       it applies to Thomas F. Plunkett

	    *10(e)     FPL Group Long-Term Incentive Plan of 1985, as amended (filed as Exhibit           x
		       99(h) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

	    *10(f)     Long-Term Incentive Plan 1994 (filed as Exhibit 4(d) to Form S-8, File             x
		       No. 33-57673)

	    *10(g)     Annual Incentive Plan dated as of March 31, 1994 (filed as Exhibit 10(k)           x
		       to Form 10-Q for the quarter ended March 31, 1994, File No. 1-8841)

	    *10(h)     FPL Group Deferred Compensation Plan, amended and restated effective               x
		       January 1, 1995 (filed as Exhibit 10(f) to Form 10-K for the year ended
		       December 31, 1995, File No. 1-8841)

	    *10(i)     FPL Group Executive Long Term Disability Plan effective January 1, 1995            x
		       (filed as Exhibit 10(g) to Form 10-K for the year ended December 31,
		       1995, File No. 1-8841)

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

	    *10(l)     Employment Agreement between FPL Group and Dennis P. Coyle dated as of             x
		       December 11, 1995 (filed as Exhibit 10(j) to Form 10-K for the year
		       ended December 31, 1995, File No. 1-8841)

	     *10(m)    Employment Agreement between FPL Group and Paul J. Evanson dated as of             x
		       December 11, 1995 (filed as Exhibit 10(k) to Form 10-K for the year
		       ended December 31, 1995, File No. 1-8841)

	    *10(n)     Employment Agreement between FPL Group and Lawrence J. Kelleher dated              x
		       as of December 11, 1995 (filed as Exhibit 10(l) to Form 10-K for the
		       year ended December 31, 1995, File No. 1-8841)

	    *10(o)     Employment Agreement between FPL Group and Thomas F. Plunkett dated as of          x
		       September 16, 1996 (filed as Exhibit 10 to Form 10-Q for the quarter
		       ended September 30, 1996)

	    *10(p)     Employment Agreement between FPL Group and C.O. Woody dated as of                  x
		       December 11, 1995 (filed as Exhibit 10(m) to Form 10-K for the year
		       ended December 31, 1995, File No. 1-8841)

	    *10(q)     Employment Agreement between FPL Group and Michael W. Yackira as of                x
		       December 11, 1995 (filed as Exhibit 10(n) to Form 10-K for the year
		       ended December 31, 1995, File No. 1-8841)

	    *10(r)     FPL Group, Inc. Non-Employee Directors Stock Plan dated as of March 17,            x
		       1997 (filed as Appendix A to FPL Group's 1997 Proxy Statement, File No.
		       1-8841)

	     12        Computation of Ratios                                                                      x

	     21        Subsidiaries of the Registrant                                                     x

	     23        Independent Auditors' Consent                                                      x       x

	     27        Financial Data Schedule                                                            x       x
____________________
* Incorporated herein by reference


(b)   Reports on Form 8-K
      On November 19, 1998 a Current Report on Form 8-K was filed by FPL Group relating to one event under Item 5. Other Events.

      On December 2, 1998 a Current Report on Form 8-K was filed by FPL Group and FPL reporting one event under Item 5. Other Events.





			FPL GROUP, INC. SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			     FPL Group, Inc.


			  JAMES L. BROADHEAD
			  ------------------
			  James L. Broadhead
		       Chairman of the Board and
			Chief Executive Officer
	       (Principal Executive Officer and Director)

Date:  February 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature and Title as of February 25, 1999:


K. MICHAEL DAVIS
----------------
K. Michael Davis
Controller and Chief Accounting Officer
(Principal Financial and Accounting Officer)

Directors:

H. JESSE ARNELLE                WILLARD D. DOVER
-------------------------       --------------------------
H. Jesse Arnelle                Willard D. Dover


SHERRY S. BARRAT                ALEXANDER W. DREYFOOS JR.
-------------------------       --------------------------
Sherry S. Barrat                Alexander W. Dreyfoos Jr.


ROBERT M. BEALL, II             PAUL J. EVANSON
-------------------------       --------------------------
Robert M. Beall, II             Paul J. Evanson


J. HYATT BROWN                  DREW LEWIS
-------------------------       --------------------------
J. Hyatt Brown                  Drew Lewis


ARMANDO M. CODINA               FREDERIC V. MALEK
-------------------------       --------------------------
Armando M. Codina               Frederic V. Malek


MARSHALL M. CRISER              PAUL R. TREGURTHA
-------------------------       --------------------------
Marshall M. Criser              Paul R. Tregurtha


B. F. DOLAN                     ROGER YOUNG
-------------------------       --------------------------
B. F. Dolan                     Roger Young






	       FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		    Florida Power & Light Company



			 PAUL J. EVANSON
			-----------------
			 Paul J. Evanson
		      President and Director

Date:  February 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature and Title as of February 25, 1999:


JAMES L. BROADHEAD
James L. Broadhead
Chairman of the Board
(Principal Executive Officer and Director)



K. MICHAEL DAVIS
-------------------------
K. Michael Davis
Vice President, Accounting,
Controller and Chief Accounting Officer
(Principal Financial and Accounting Officer)

Directors:



DENNIS P. COYLE                 C. O. WOODY
-------------------------       -------------------------
Dennis P. Coyle                 C. O. Woody



LAWRENCE J. KELLEHER            MICHAEL W. YACKIRA
-------------------------       -------------------------
Lawrence J. Kelleher            Michael W. Yackira



THOMAS F. PLUNKETT              ROGER YOUNG
-------------------------       -------------------------
Thomas F. Plunkett              Roger Young