Form 10-Q
period 1999-03-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 1999-05-04
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

		   Washington, D. C. 20549



			 FORM 10-Q



       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	    OF THE SECURITIES EXCHANGE ACT OF 1934


	   For the quarterly period ended March 31, 1999


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each class of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $.01 par value, outstanding at March 31, 1999: 180,164,535 shares.

As of March 31, 1999, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Florida Public Service Commission (FPSC) and the Nuclear Regulatory Commission (NRC), with respect to allowed rates of return including but not limited to return on common equity
(ROE) and equity ratio limits, industry and rate structure, operation of nuclear power facilities, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, decommissioning costs, and present or prospective wholesale and retail competition
(including but not limited to retail wheeling and transmission costs).

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



		       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

			      FPL GROUP, INC.
		CONDENSED CONSOLIDATED STATEMENTS OF INCOME
		  (In millions, except per share amounts)
			       (Unaudited)




								       Three Months Ended
									   March 31,
								       --------------------
									1999          1998
								       ------        ------
OPERATING REVENUES ...............................................     $1,412        $1,338

OPERATING EXPENSES:
  Fuel, purchased power and interchange ..........................        506           436
  Other operations and maintenance................................        275           299
  Depreciation and amortization ..................................        279           249
  Taxes other than income taxes ..................................        144           136
    Total operating expenses .....................................      1,204         1,120

OPERATING INCOME .................................................        208           218

OTHER INCOME (DEDUCTIONS):
  Interest charges ...............................................        (47)          (63)
  Preferred stock dividends - FPL ................................         (4)           (4)
  Gain on sale of Adelphia Communications Corporation stock.......        149             -
  Other - net ....................................................          9             7
    Total other income (deductions) - net ........................        107           (60)

INCOME BEFORE INCOME TAXES .......................................        315           158

INCOME TAXES .....................................................        106            50

NET INCOME .......................................................     $  209        $  108

Earnings per share of common stock (basic and assuming dilution)..     $ 1.22        $ 0.63
Dividends per share of common stock ..............................     $ 0.52        $ 0.50
Average number of common shares outstanding ......................        172           173

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (1998 Form 10-K) for FPL Group and FPL.




			   FPL GROUP, INC.
		CONDENSED CONSOLIDATED BALANCE SHEETS
			(Millions of Dollars)
			    (Unaudited)




											 March 31,      December 31,
											   1999             1998
											 ---------      ------------
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and other property,
    including nuclear fuel and construction work in progress .......................      $18,346         $17,952
  Less accumulated depreciation and amortization ...................................       (9,672)         (9,397)
    Total property, plant and equipment - net ......................................        8,674           8,555

CURRENT ASSETS:
  Cash and cash equivalents ........................................................          548             187
  Customer receivables, net of allowances of $6 and $8, respectively ...............          462             559
  Materials, supplies and fossil fuel inventory - at average cost ..................          275             282
  Other ............................................................................          143             238
    Total current assets ...........................................................        1,428           1,266

OTHER ASSETS:
  Special use funds of FPL .........................................................        1,276           1,206
  Other investments ................................................................          490             391
  Other ............................................................................          428             611
    Total other assets .............................................................        2,194           2,208

TOTAL ASSETS .......................................................................      $12,296         $12,029


CAPITALIZATION:
  Common stock .....................................................................      $     2         $     2
  Additional paid-in capital........................................................        2,967           3,000
  Retained earnings.................................................................        2,243           2,123
  Accumulated other comprehensive income............................................            -               1
    Total common shareholders' equity...............................................        5,212           5,126
  Preferred stock of FPL without sinking fund requirements .........................          226             226
  Long-term debt ...................................................................        2,207           2,347
    Total capitalization ...........................................................        7,645           7,699

CURRENT LIABILITIES:
  Debt and preferred stock due within one year .....................................          616             469
  Accounts payable .................................................................          322             338
  Accrued interest, taxes and other ................................................          995             834
    Total current liabilities ......................................................        1,933           1,641

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................        1,261           1,255
  Unamortized regulatory and investment tax credits ................................          342             353
  Other ............................................................................        1,115           1,081
    Total other liabilities and deferred credits ...................................        2,718           2,689

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................      $12,296         $12,029

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1998 Form 10-K for FPL Group and FPL.




			    FPL GROUP, INC.
	     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			(Millions of Dollars)
			    (Unaudited)



												 Three Months Ended
												      March 31,
												 ------------------
												  1999        1998
												 ------      ------
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................          $  680      $  454

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures of FPL .........................................................            (180)       (159)
  Independent power investments .......................................................            (316)       (350)
  Distributions and loan repayments from partnerships and joint ventures ..............              57         221
  Other - net .........................................................................              95         (23)
      Net cash used in investing activities ...........................................            (344)       (311)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt and preferred stock ....................................            (130)       (180)
  Increase in commercial paper ........................................................             276         158
  Repurchase of common stock ..........................................................             (32)        (17)
  Dividends on common stock ...........................................................             (89)        (86)
      Net cash provided by (used in) financing activities .............................              25        (125)

Net increase in cash and cash equivalents .............................................             361          18

Cash and cash equivalents at beginning of period ......................................             187          54

Cash and cash equivalents at end of period ............................................          $  548      $   72

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................          $   45      $   51
  Cash paid for income taxes ..........................................................          $    -      $    -

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................          $   26      $    1

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1998 Form 10-K for FPL Group and FPL.




		  FLORIDA POWER & LIGHT COMPANY
	  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
		    (Millions of Dollars)
			 (Unaudited)


											       Three Months Ended
												    March 31,
											       ------------------
												 1999      1998
											       -------    ------
OPERATING REVENUES .....................................................................        $1,359    $1,295

OPERATING EXPENSES:
  Fuel, purchased power and interchange ................................................           485       430
  Other operations and maintenance .....................................................           250       268
  Depreciation and amortization ........................................................           275       244
  Income taxes .........................................................................            56        57
  Taxes other than income taxes ........................................................           143       137
    Total operating expenses ...........................................................         1,209     1,136

OPERATING INCOME .......................................................................           150       159

OTHER INCOME (DEDUCTIONS):
  Interest charges .....................................................................           (43)      (50)
  Other - net ..........................................................................             1        (2)
    Total other deductions - net .......................................................           (42)      (52)

NET INCOME .............................................................................           108       107

PREFERRED STOCK DIVIDENDS ..............................................................             4         4

NET INCOME AVAILABLE TO FPL GROUP ......................................................        $  104    $  103

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1998 Form 10-K for FPL Group and FPL.




			FLORIDA POWER & LIGHT COMPANY
		  CONDENSED CONSOLIDATED BALANCE SHEETS
			   (Millions of Dollars)
			       (Unaudited)


											 March 31,     December 31,
											   1999            1998
											 ---------     ------------

ELECTRIC UTILITY PLANT:
  Plant in service, including nuclear fuel and construction work in progress .......     $17,626         $17,464
  Less accumulated depreciation and amortization ...................................      (9,588)         (9,317)
    Electric utility plant - net ...................................................       8,038           8,147

CURRENT ASSETS:
  Cash and cash equivalents ........................................................         486             152
  Customer receivables, net of allowances of $6 and $8, respectively ...............         423             521
  Materials, supplies and fossil fuel inventory - at average cost ..................         241             239
  Other ............................................................................         109             204
    Total current assets ...........................................................       1,259           1,116

OTHER ASSETS:
  Special use funds ................................................................       1,276           1,206
  Other ............................................................................         304             279
    Total other assets .............................................................       1,580           1,485

TOTAL ASSETS .......................................................................     $10,877         $10,748


CAPITALIZATION:
  Common shareholder's equity ......................................................     $ 4,810         $ 4,803
  Preferred stock without sinking fund requirements ................................         226             226
  Long-term debt ...................................................................       2,192           2,191
    Total capitalization ...........................................................       7,228           7,220

CURRENT LIABILITIES:
  Debt and preferred stock due within one year .....................................         230             230
  Accounts payable .................................................................         309             321
  Accrued interest, taxes and other ................................................         884             800
    Total current liabilities ......................................................       1,423           1,351

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................         914             887
  Unamortized regulatory and investment tax credits ................................         342             353
  Other ............................................................................         970             937
    Total other liabilities and deferred credits ...................................       2,226           2,177

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................     $10,877         $10,748

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1998 Form 10-K for FPL Group and FPL.




		      FLORIDA POWER & LIGHT COMPANY
	   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			 (Millions of Dollars)
			     (Unaudited)


												 Three Months Ended
												     March 31,
												 ------------------
												  1999        1998
												 ------      ------
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................          $  667      $  453

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................            (180)       (159)
  Other - net .........................................................................             (51)        (21)
      Net cash used in investing activities ...........................................            (231)       (180)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt and preferred stock ....................................               -        (180)
  Increase in commercial paper ........................................................               -          14
  Dividends ...........................................................................            (102)        (98)
    Net cash used in financing activities .............................................            (102)       (264)

Net increase in cash and cash equivalents .............................................             334           9

Cash and cash equivalents at beginning of period ......................................             152           3

Cash and cash equivalents at end of period ............................................          $  486      $   12

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................          $   39      $   48
  Cash paid for income taxes ..........................................................          $    1      $    -

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................          $   26      $    1

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1998 Form 10-K for FPL Group and FPL.




	    FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the combined 1998 Form 10-K for FPL Group and FPL. In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Summary of Significant Accounting and Reporting Policies

Regulation - In March 1999, the FPSC approved an agreement between FPL, the State of Florida's Office of Public Counsel (Public Counsel), The Florida Industrial Power Users Group (FIPUG) and The Coalition for Equitable Rates (Coalition) regarding FPL's retail base rates, authorized regulatory ROE, capital structure and other matters. As a result of the approval of this agreement, all matters raised in Public Counsel's petition to the FPSC to conduct a full rate proceeding are resolved. The three-year agreement became effective April 15, 1999.

The agreement provides for a $350 million reduction in annual revenue from retail base operations allocated to all customers on a cents-per-kilowatt-hour basis. Additionally, the agreement sets forth a revenue sharing mechanism for each of the three years covered by the agreement, whereby revenue from retail base operations in excess of a stated threshold will be shared with customers on the basis of two-thirds refunded to customers and one-third retained by FPL. Revenue from retail base operations in excess of a second threshold will be refunded 100% to customers.

The thresholds for the three years are as follows:

						First     Second    Third
						Twelve    Twelve    Twelve
						Months    Months    Months
						   (Millions of Dollars)

Threshold to refund 66 2/3% to customers .....  $3,400    $3,450    $3,500
Threshold to refund 100% to customers ........  $3,556    $3,606    $3,656

In addition to the revenue reductions, the agreement lowers FPL's authorized regulatory ROE range to 10% to 12% (down from the previous 11% to 13%).
During the term of the agreement, the achieved ROE may, from time to time, be outside the authorized range and the sharing mechanism described above is intended to be the appropriate and exclusive mechanism to address that circumstance. The agreement establishes a cap on FPL's adjusted equity ratio of 55.83%. The adjusted equity ratio reflects a discounted amount for off-balance sheet obligations under certain long-term purchase power contracts. The agreement also includes an allowance for special depreciation of up to $100 million at FPL's discretion, in each year of the three-year agreement period to be applied to nuclear and fossil generating assets. The special amortization program terminated when the new agreement became effective. Approximately $61 million and $30 million of special amortization was recorded under this program during the three months ended March 31, 1999 and 1998, respectively, and approximately $378 million was recorded in 1998. Finally, included in the agreement are provisions which limit depreciation rates and accruals for nuclear decommissioning and fossil dismantlement costs to currently approved levels and limit amounts recoverable under the environmental cost recovery clause during the three-year term of the agreement.

The agreement states that Public Counsel, FIPUG and Coalition will neither seek nor support any additional base rate reductions during the three-year term of the agreement unless such reduction is initiated by FPL. Further, FPL agreed to not petition for any base rate increases that would take effect during the three-year term of the agreement.

Electric Plant, Depreciation and Amortization - In April 1999, the FPSC granted final approval on FPL's most recent depreciation studies.

2.  Capitalization

FPL Group Common Stock - During the three months ended March 31, 1999, FPL Group repurchased 547,400 shares of common stock, under its share repurchase program. A total of approximately 2.2 million shares have been repurchased under the share repurchase program that began in April 1997.

Long-Term Debt - In January 1999, FPL Group Capital Inc (FPL Group Capital) redeemed $125 million principal amount of 7.625% debentures, maturing in 2013. This redemption resulted in a loss on reacquired debt of approximately $8 million, which is included in other-net in FPL Group's condensed consolidated statements of income.

In April 1999, FPL sold $225 million principal amount of first mortgage bonds maturing in 2009, with an interest rate of 5.875%. The proceeds will be used in May 1999 to redeem approximately $216 million principal amount of first mortgage bonds, maturing in 2013, bearing interest at 7.875%.

Long-Term Incentive Plan - Performance shares granted to date under FPL Group's long-term incentive plan resulted in assumed incremental shares of common stock outstanding for purposes of computing both basic and diluted earnings per share for the three months ended March 31, 1999 and 1998. These incremental shares were not material in the periods presented and did not cause diluted earnings per share to differ from basic earnings per share.

Other - Comprehensive income of FPL Group totaling $209 million and $109 million for the three months ended March 31, 1999 and 1998, respectively, includes net income and changes in unrealized gains (losses) on securities and foreign currency translation adjustments. Accumulated other comprehensive income is separately displayed in the condensed consolidated balance sheets of FPL Group.

3.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $2.9 billion for 1999 through 2001. Included in this three-year forecast are capital expenditures for 1999 of approximately $900 million, of which $180 million had been spent through March 31, 1999.
As of March 31, 1999, FPL Energy has made commitments for the acquisition and development of independent power projects, including the non-nuclear generating assets of Central Maine Power Company (CMP), totaling $1.2 billion. FPL Group and its subsidiaries, other than FPL, have guaranteed approximately $260 million of purchase power agreement obligations, debt service payments and other payments subject to certain contingencies.

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

FPL self-insures the majority of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a funded storm and property insurance reserve, which totaled approximately $266 million at March 31, 1999, for T&D property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has entered into long-term purchased power and fuel contracts.
 Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of The Southern Company (Southern Companies) provide approximately 1,300 megawatts (mw) of power through mid-2010 and 383 mw thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. Fuel contracts provide for the transportation and supply of natural gas and coal. FPL Energy has long-term contracts for the transportation and storage of natural gas to its Doswell plant which expire in 2007, with a five-year renewal option, and in 2017, respectively.
The required capacity and minimum payments through 2003 under these contracts are estimated to be as follows:


					    1999   2000   2001   2002   2003
					    ----   ----   ----   ----   ----
						 (Millions of Dollars)
FPL:
Capacity payments:
  JEA and Southern Companies .............  $210   $210   $210   $210   $200
  Qualifying facilities (a) ..............  $360   $370   $390   $400   $410
Minimum payments, at projected prices:
  Natural gas, including transportation ... $210   $210   $240   $260   $270
  Coal .................................... $ 40   $ 40   $ 30   $ 30   $ 15
FPL Energy:
  Natural gas transportation and storage .. $ 15   $ 15   $ 15   $ 15   $ 15
_______________
(a)  Includes approximately $40 million, $40 million, $40 million,
     $45 million, and $45 million, respectively, for capacity payments associated with two contracts that are currently in dispute.
     These capacity payments are subject to the outcome of the related litigation. See Litigation.

Charges under these contracts were as follows:

								      Three Months Ended March 31,
								   1999 Charges           1998 Charges
								-------------------    -------------------
									    Energy/                Energy/
								Capacity    Fuel       Capacity    Fuel
								--------    -------    --------    -------
									  (Millions of Dollars)
FPL:
JEA and Southern Companies ...................................   $50(b)     $23(a)     $49(b)     $31(a)
Qualifying facilities ........................................   $75(c)     $21(a)     $74(c)     $25(a)
Natural gas, including transportation.........................   $ -        $75(a)     $ -        $54(a)
Coal .........................................................   $ -        $12(a)     $ -        $13(a)
FPL Energy:
Natural gas transportation and storage........................   $ -        $ 4        $ -        $ 5
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

Accounting for Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FPL Group and FPL are currently assessing the effect, if any, on their financial statements of implementing FAS 133. FPL Group and FPL will be required to adopt the standard in 2000.

4.  Segment Information

FPL Group anticipates the independent power segment will become reportable during the second quarter of 1999. FPL Group's segment information for March 31, 1999 is as follows:


							 Three Months Ended March 31,
					      1999                                           1998
			   ------------------------------------------    ---------------------------------------------
			   Regulated  Independent  Corporate             Regulated   Independent  Corporate
			    Utility      Power      & Other     Total     Utility       Power      & Other     Total
			   ---------  -----------  ---------  -------    ---------   -----------  ---------   --------
							      (Millions of Dollars)
Operating revenues .....    $ 1,359     $   41       $ 12      $ 1,412     $ 1,295     $   23       $ 20      $ 1,338
Net income .............    $   104     $   13       $ 92      $   209     $   103     $    3       $  2      $   108


					 March 31, 1999                              December 31, 1998
			   ------------------------------------------     -------------------------------------------
			   Regulated  Independent  Corporate              Regulated  Independent  Corporate
			    Utility      Power      & Other     Total      Utility      Power      & Other     Total
			   ---------  -----------  ---------  -------     ---------  -----------  ---------  --------
							      (Millions of Dollars)
Total assets ...........    $10,877     $1,120       $299      $12,296     $10,748     $1,031       $250      $12,029


5.  Summarized Financial Information of FPL Group Capital

FPL Group Capital's debentures, when outstanding, are guaranteed by FPL Group and included in FPL Group's condensed consolidated balance sheets. Operating revenues of FPL Group Capital for the three months ended March 31, 1999 and 1998 were $54 million and $44 million, respectively. For the same periods, operating expenses were approximately $51 million and $41 million, respectively, and net income was approximately $112 million and $11 million, respectively. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

At March 31, 1999, FPL Group Capital had approximately $341 million of current assets, $1.6 billion of noncurrent assets, $511 million of current liabilities and $542 million of noncurrent liabilities. At December 31, 1998, FPL Group Capital had current assets of approximately $317 million, noncurrent assets of $1.4 billion, current liabilities of $310 million and noncurrent liabilities of $703 million.

Management has not presented separate financial statements and other disclosures concerning FPL Group Capital because management has determined that such information is not material to holders of the FPL Group Capital debentures.

6.  Subsequent Event

On April 7, 1999, FPL Energy completed the purchase of CMP's non-nuclear generating assets, which was financed primarily with the issuance of commercial paper. The transaction was closed following the U.S. District Court for the Southern District of New York's rejection in March 1999 of FPL Energy's request for a declaratory judgment that CMP could not meet essential terms of the purchase agreement between the two companies. The request for declaratory judgment was filed because FPL Energy believed that recent FERC rulings regarding transmission constituted a material adverse effect under the purchase agreement and that FPL Energy should not be bound to complete the transaction.

The rulings by the FERC, as well as the announcement of new entrants into the market and changes in fuel prices, resulted in an impairment in the value of certain assets purchased from CMP. FPL Group will record an impairment loss in the range of $160 million to $180 million ($95 million to $107 million after taxes) in the second quarter of 1999, which will reduce 1999 earnings per share between $0.56 and $0.63.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 1998 Form 10-K for FPL Group and FPL. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

FPL Group's first quarter earnings benefited from improved results at FPL and FPL Energy, partly offset by a premium paid to redeem high cost debt at FPL Group Capital and start-up costs for retail marketing activities. FPL Group's first quarter earnings also include an after-tax gain of approximately $96 million on the sale of an investment in Adelphia Communications Corporation (Adelphia) common stock, which was obtained in the mid-1990s when FPL Group exited the cable business.

FPL's net income available to FPL Group increased due to higher customer usage and growth in customer accounts, reduced O&M expenses and lower interest expense, partially offset by higher depreciation. FPL's revenues from retail base operations for the three months ended March 31, 1999 increased to $762 million from $750 million for the same period in 1998. The increase in base revenues resulted from increases in energy usage per retail customer of 1.2%, primarily due to milder weather conditions in 1998, and a 1.9% increase in customer accounts. Cost recovery clause revenues and franchise fees comprise substantially all of the remaining portion of operating revenues. Such revenues represent a pass-through of costs and do not significantly affect net income. Fluctuations in these revenues are primarily driven by changes in energy sales, fuel prices and capacity charges.

O&M expenses decreased for the three months ended March 31, 1998 due to cost control, despite additional spending associated with the continued improvement of service reliability. Lower interest expense during the first quarter of 1999 is the result of lower debt balances and the full amortization in 1998 of deferred costs associated with reacquired debt as part of the FPSC's approved special amortization program. Depreciation and amortization expense increased for the three months ended March 31, 1999 as a result of the sales-related amortization recorded under the special amortization program, which is a function of retail base revenues.

In March 1999, the FPSC approved an agreement between FPL, Public Counsel and certain other interested parties regarding FPL's revenue from retail base operations, authorized regulatory ROE, capital structure and other matters.
As a result of the approval of this agreement, all matters raised in Public Counsel's petition to the FPSC to conduct a full rate proceeding are resolved.
 The three-year agreement began April 15, 1999.

The agreement provides for a $350 million reduction in annual revenue from retail base operations allocated to all customers on a cents-per-kilowatt-hour basis. Additionally, the agreement sets forth a revenue sharing mechanism for each of the three years covered by the agreement, whereby revenue from retail base operations in excess of a stated threshold will be shared with customers on the basis of two-thirds refunded to customers and one-third retained by FPL. Revenues from retail base operations in excess of a second threshold will be refunded 100% to customers.

In addition to the revenue reductions, the agreement lowered FPL's authorized ROE range to 10% to 12%. During the term of the agreement, the achieved ROE may, from time to time, be outside the authorized range and the sharing mechanism described above is intended to be the appropriate and exclusive mechanism to address that circumstance. The agreement also includes an allowance for special depreciation of up to $100 million at FPL's discretion, in each year of the three-year agreement period to be applied to nuclear and fossil generating assets. The special amortization program terminated when the new agreement became effective. Approximately $61 million and $30 million of special amortization was recorded under this program during the three months ended March 31, 1999 and 1998, respectively, and approximately $378 million was recorded in 1998. Finally, included in the agreement are provisions which limit depreciation rates and accruals for nuclear decommissioning and fossil dismantlement costs to currently approved levels and limit amounts recoverable under the environmental cost recovery clause during the three-year term of the agreement.

The agreement states that Public Counsel, and other interested parties will neither seek nor support any additional base rate reductions during the three-year term of the agreement unless such reduction is initiated by FPL.
Further, FPL agreed to not petition for any base rate increases that would take effect during the three-year term of the agreement. For information concerning regulation see Note 1 - Regulation.

FPL Energy's net income improved for the three months ended March 31, 1999. The improvements related to better results from the Doswell project and an additional period of operation from FPL Energy's gas-fired plants in Massachusetts and New Jersey, which were acquired mid-January 1998. Additionally, as of January 1999, FPL Energy assumed the management of the two plants in Massachusetts and New Jersey. Also contributing to the improvement was the addition of five new wind projects in California and Oregon, as well as the repowering of existing wind projects for increased operational efficiencies.

On April 7, 1999, FPL Energy completed the purchase of CMP's non-nuclear generating assets, which was financed primarily with the issuance of commercial paper. The transaction was closed following the U.S. District Court for the Southern District of New York's rejection in March 1999 of FPL Energy's request for a declaratory judgment that CMP could not meet essential terms of the purchase agreement between the two companies. The request for declaratory judgment was filed because FPL Energy believed that recent FERC rulings regarding transmission constituted a material adverse effect under the purchase agreement and that FPL Energy should not be bound to complete the transaction.

The rulings by the FERC, as well as the announcement of new entrants into the market and changes in fuel prices, resulted in an impairment in the value of certain assets purchased from CMP. FPL Group will record an impairment loss in the range of $160 million to $180 million ($95 million to $107 million after taxes) in the second quarter of 1999, which will reduce 1999 earnings per share between $0.56 and $0.63.

FPL Group is continuing to work to resolve the impact of the year 2000 on the processing of information by its computer systems. As of March 31, 1999 the inventory and assessment of the information technology infrastructure, computer applications and computerized processes embedded in operating equipment have been completed and approximately 90% of the necessary modifications have been tested and implemented. FPL Group continues to be on schedule with its multi-phase plan and all phases are expected to be completed by mid-1999, except for confirmatory testing at St. Lucie Unit No. 1 and remediation at two projects in which FPL Energy has an ownership interest, all of which will be completed during scheduled outages in October 1999. The estimated cost of addressing year 2000 issues is not expected to exceed $50 million, of which approximately 45% had been spent through March 31, 1999. Approximately 80% of the total estimate is for the multi-phase plan. The remainder is an estimate for project and inventory contingencies. FPL Group's year 2000 contingency planning is currently underway. Contingency plans are expected to be completed by mid-1999.

LIQUIDITY AND CAPITAL RESOURCES

Using available cash flows from operations, FPL Group Capital redeemed $125 million principal amount of debentures that were scheduled to mature in 2013.
 This redemption resulted in a loss on reacquired debt of approximately $8 million, which is included in other-net in FPL Group's condensed consolidated statements of income. In April 1999, FPL Group borrowed approximately $982 million of commercial paper primarily to finance the purchase of CMP. Additionally, available lines of credit, which support the commercial paper program, aggregated approximately $2.4 billion ($900 million for FPL) and $1.9 billion ($900 million for FPL) at March 31, 1999 and December 31, 1998, respectively. For additional information see Note 6. Additionally, during the three months ended March 31, 1999, FPL Group repurchased 547,400 shares of common stock.

In April 1999, FPL sold $225 million principal amount of first mortgage bonds maturing in 2009. The proceeds will be used in May 1999 to redeem approximately $216 million principal amount of first mortgage bonds, maturing in 2013.

These actions are consistent with management's intent to reduce debt and preferred stock balances and the number of outstanding shares of common stock.
 For information concerning capital commitments see Note 3 - Commitments.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

(b)
    Exhibit                                                   FPL
    Number             Description                           Group   FPL
    -------    -----------------------------------------     -----   ---

      4        Ninety-ninth Supplemental Indenture dated       x      x
	       as of April 1, 1999 between FPL and Bankers
	       Trust Company, Trustee
     10        Employment Agreement between FPL Group and
	       Roger Young dated as of February 22,1999        x
     12(a)     Computation of Ratio of Earnings to Fixed       x
	       Charges
     12(b)     Computation of Ratios                                  x
     27        Financial Data Schedule                         x      x

(b) Reports on Form 8-K

A Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 1999 by FPL Group and FPL reporting one event under Item 5. Other Events.


			      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

			   FPL GROUP, INC.
		  FLORIDA POWER & LIGHT COMPANY
			   (Registrants)

Date:  April 30,1999
			K. MICHAEL DAVIS
		---------------------------------
			K. Michael Davis
   Controller and Chief Accounting Officer of FPL Group, Inc.
	    Vice President, Accounting, Controller and
    Chief Accounting Officer of Florida Power & Light Company
	(Principal Financial Officer of the Registrants)