Form 10-Q
period 1999-06-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 1999-08-06
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

			    Washington, D. C. 20549



				    FORM 10-Q



	       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


		  For the quarterly period ended June 30, 1999


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each class of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $.01 par value, outstanding at June 30, 1999: 179,241,435 shares.

As of June 30, 1999, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

The business and profitability of the Company are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions (including natural disasters such as hurricanes), population growth rates and demographic patterns, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation, unanticipated delays or changes in costs for capital projects, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities, legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements, and any unanticipated impact of the year 2000, including delays or changes in costs of year 2000 readiness, or the failure of major suppliers, customers and others with whom the Company does business to resolve their own year 2000 issues on a timely basis.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of the Company.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

				  FPL GROUP, INC.
		    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
		      (In millions, except per share amounts)
				   (Unaudited)




								       Three Months Ended          Six Months Ended
									    June 30,                  June 30,
									1999          1998        1999         1998
								       ------        ------      ------       ------
OPERATING REVENUES ...............................................     $1,614        $1,692      $3,026       $3,031

OPERATING EXPENSES:
  Fuel, purchased power and interchange ..........................        588           558       1,095          994
  Other operations and maintenance................................        327           319         601          618
  Depreciation and amortization ..................................        244           348         523          597
  Impairment loss of Maine assets ................................        176             -         176            -
  Taxes other than income taxes ..................................        144           150         288          286
    Total operating expenses .....................................      1,479         1,375       2,683        2,495

OPERATING INCOME .................................................        135           317         343          536

OTHER INCOME (DEDUCTIONS):
  Interest charges ...............................................        (58)          (64)       (106)        (127)
  Preferred stock dividends - FPL ................................         (4)           (4)         (7)          (7)
  Gain on sale of Adelphia Communications Corporation stock ......          -             -         149            -
  Other - net ....................................................         32            16          41           22
    Total other income (deductions) - net ........................        (30)          (52)         77         (112)

INCOME BEFORE INCOME TAXES .......................................        105           265         420          424

INCOME TAXES .....................................................         28            89         134          140

NET INCOME .......................................................     $   77        $  176      $  286       $  284

Earnings per share of common stock (basic and assuming dilution)..     $ 0.45        $ 1.02      $ 1.67       $ 1.65
Dividends per share of common stock ..............................     $ 0.52        $ 0.50      $ 1.04       $ 1.00
Average number of common shares outstanding ......................        171           173         172          173


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 13 herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (1998 Form 10-K) for FPL Group and FPL.




			      FPL GROUP, INC.
		   CONDENSED CONSOLIDATED BALANCE SHEETS
			  (Millions of Dollars)
			       (Unaudited)




											  June 30,      December 31,
											   1999             1998
											  --------      ------------
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and other property,
    including nuclear fuel and construction work in progress .......................      $19,000         $17,952
  Less accumulated depreciation and amortization ...................................       (9,917)         (9,397)
    Total property, plant and equipment - net ......................................        9,083           8,555

CURRENT ASSETS:
  Cash and cash equivalents ........................................................          595             187
  Customer receivables, net of allowances of $7 and $8, respectively ...............          521             559
  Materials, supplies and fossil fuel inventory - at average cost ..................          301             282
  Other ............................................................................          180             238
    Total current assets ...........................................................        1,597           1,266

OTHER ASSETS:
  Special use funds of FPL .........................................................        1,318           1,206
  Other investments ................................................................          546             391
  Other ............................................................................          762             611
    Total other assets .............................................................        2,626           2,208

TOTAL ASSETS .......................................................................      $13,306         $12,029


CAPITALIZATION:
  Common stock .....................................................................      $     2         $     2
  Additional paid-in capital........................................................        2,922           3,000
  Retained earnings.................................................................        2,231           2,123
  Accumulated other comprehensive income............................................            -               1
    Total common shareholders' equity...............................................        5,155           5,126
  Preferred stock of FPL without sinking fund requirements .........................          226             226
  Long-term debt ...................................................................        2,493           2,347
    Total capitalization ...........................................................        7,874           7,699

CURRENT LIABILITIES:
  Debt due within one year .........................................................        1,387             469
  Accounts payable .................................................................          369             338
  Accrued interest, taxes and other ................................................        1,091             834
    Total current liabilities ......................................................        2,847           1,641

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................        1,138           1,255
  Unamortized regulatory and investment tax credits ................................          332             353
  Other ............................................................................        1,115           1,081
    Total other liabilities and deferred credits ...................................        2,585           2,689

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................      $13,306         $12,029



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 13 herein and the Notes to Consolidated Financial Statements appearing in the 1998 Form 10-K for FPL Group and FPL.



			      FPL GROUP, INC.
	      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			  (Millions of Dollars)
			       (Unaudited)



												   Six Months Ended
												      June 30,
												  1999        1998
												 ------      ------
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................          $1,090      $  997

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures of FPL .........................................................            (378)       (327)
  Independent power investments .......................................................          (1,352)       (395)
  Distributions and loan repayments from partnerships and joint ventures ..............              81         236
  Other - net .........................................................................              63         (43)
      Net cash used in investing activities ...........................................          (1,586)       (529)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ..........................................................             621         197
  Retirement of long-term debt ........................................................            (354)       (189)
  Increase in short-term debt .........................................................             899         103
  Repurchase of common stock ..........................................................             (84)        (33)
  Dividends on common stock ...........................................................            (178)       (172)
      Net cash provided by (used in) financing activities .............................             904         (94)

Net increase in cash and cash equivalents .............................................             408         374

Cash and cash equivalents at beginning of period ......................................             187          54

Cash and cash equivalents at end of period ............................................          $  595      $  428

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................          $  117      $  129
  Cash paid for income taxes ..........................................................          $  104      $   13

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................          $   28      $    2



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 13 herein and the Notes to Consolidated Financial Statements appearing in the 1998 Form 10-K for FPL Group and FPL.




		      FLORIDA POWER & LIGHT COMPANY
	       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
			 (Millions of Dollars)
			     (Unaudited)


								      Three Months Ended        Six Months Ended
									   June 30,                 June 30,
								       1999        1998         1999       1998
								      ------      ------       -------    -------
OPERATING REVENUES .................................................  $1,511      $1,634       $2,869     $2,929

OPERATING EXPENSES:
  Fuel, purchased power and interchange ............................     548         546        1,033        977
  Other operations and maintenance .................................     284         285          534        553
  Depreciation and amortization ....................................     234         342          509        585
  Income taxes .....................................................      95          96          151        154
  Taxes other than income taxes ....................................     143         149          285        284
    Total operating expenses .......................................   1,304       1,418        2,512      2,553

OPERATING INCOME ...................................................     207         216          357        376

OTHER INCOME (DEDUCTIONS):
  Interest charges .................................................     (43)        (49)         (86)      (100)
  Other - net ......................................................       3           -            4         (3)
    Total other deductions - net ...................................     (40)        (49)         (82)      (103)

NET INCOME .........................................................     167         167          275        273

PREFERRED STOCK DIVIDENDS ..........................................       4           4            7          7

NET INCOME AVAILABLE TO FPL GROUP ..................................  $  163      $  163       $  268     $  266


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 13 herein and the Notes to Consolidated Financial Statements appearing in the 1998 Form 10-K for FPL Group and FPL.





		       FLORIDA POWER & LIGHT COMPANY
		   CONDENSED CONSOLIDATED BALANCE SHEETS
			  (Millions of Dollars)
			       (Unaudited)


											 June 30,      December 31,
											   1999            1998
											----------     ------------

ELECTRIC UTILITY PLANT:
  Plant in service, including nuclear fuel and construction work in progress .......     $17,773         $17,464
  Less accumulated depreciation and amortization ...................................      (9,826)         (9,317)
    Electric utility plant - net ...................................................       7,947           8,147

CURRENT ASSETS:
  Cash and cash equivalents ........................................................         524             152
  Customer receivables, net of allowances of $7 and $8, respectively ...............         469             521
  Materials, supplies and fossil fuel inventory - at average cost ..................         270             239
  Other ............................................................................         152             204
    Total current assets ...........................................................       1,415           1,116

OTHER ASSETS:
  Special use funds ................................................................       1,318           1,206
  Other ............................................................................         337             279
    Total other assets .............................................................       1,655           1,485

TOTAL ASSETS .......................................................................     $11,017         $10,748


CAPITALIZATION:
  Common shareholder's equity ......................................................     $ 4,859         $ 4,803
  Preferred stock without sinking fund requirements ................................         226             226
  Long-term debt ...................................................................       2,078           2,191
    Total capitalization ...........................................................       7,163           7,220

CURRENT LIABILITIES:
  Debt due within one year .........................................................         355             230
  Accounts payable .................................................................         365             321
  Accrued interest, taxes and other ................................................         949             800
    Total current liabilities ......................................................       1,669           1,351

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................         885             887
  Unamortized regulatory and investment tax credits ................................         332             353
  Other ............................................................................         968             937
    Total other liabilities and deferred credits ...................................       2,185           2,177

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................     $11,017         $10,748


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 13 herein and the Notes to Consolidated Financial Statements appearing in the 1998 Form 10-K for FPL Group and FPL.




		       FLORIDA POWER & LIGHT COMPANY
	    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			 (Millions of Dollars)
			     (Unaudited)


												  Six Months Ended
												     June 30,
												  1999        1998
												 ------      ------
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................          $1,030      $  971

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................            (378)       (327)
  Other - net .........................................................................             (59)        (43)
      Net cash used in investing activities ...........................................            (437)       (370)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ..........................................................             224         197
  Retirement of long-term debt ........................................................            (225)       (180)
  Decrease in commercial paper ........................................................               -         (39)
  Dividends ...........................................................................            (220)       (225)
    Net cash used in financing activities .............................................            (221)       (247)

Net increase in cash and cash equivalents .............................................             372         354

Cash and cash equivalents at beginning of period ......................................             152           3

Cash and cash equivalents at end of period ............................................          $  524      $  357

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................          $   96      $   99
  Cash paid for income taxes ..........................................................          $   84      $   22

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................          $   28      $    2


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 13 herein and the Notes to Consolidated Financial Statements appearing in the 1998 Form 10-K for FPL Group and FPL.




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

1.  Summary of Significant Accounting and Reporting Policies

Regulation - In March 1999, the FPSC approved an agreement between FPL, the State of Florida's Office of Public Counsel (Public Counsel), The Florida Industrial Power Users Group (FIPUG) and The Coalition for Equitable Rates (Coalition) regarding FPL's retail base rates, authorized regulatory ROE, capital structure and other matters. As a result of the approval of this agreement, all matters raised in Public Counsel's petition to the FPSC to conduct a full rate proceeding were resolved. The three-year agreement became effective April 15, 1999.

The agreement provides for a $350 million reduction in annual revenue from retail base operations allocated to all customers on a cents-per-kilowatt-hour basis. Additionally, the agreement sets forth a revenue sharing mechanism for each of the three years covered by the agreement, whereby revenue from retail base operations in excess of a stated threshold will be shared with retail customers on the basis of two-thirds refunded to retail customers and one-third retained by FPL. Revenue from retail base operations in excess of a second threshold will be refunded 100% to retail customers.

The thresholds for the three years are as follows:

						First     Second    Third
						Twelve    Twelve    Twelve
						Months    Months    Months
						   (Millions of Dollars)

Threshold to refund 66 2/3% to customers .....  $3,400    $3,450    $3,500
Threshold to refund 100% to customers ........  $3,556    $3,606    $3,656

Offsetting the annual revenue reduction will be lower special depreciation. The agreement allows for special depreciation of up to $100 million at FPL's discretion, in each year of the three-year agreement period to be applied to nuclear and/or fossil generating assets. For the three and six months ended June 30, 1999, FPL recorded approximately $19 million and $80 million of special depreciation/amortization compared to approximately $117 million and $148 million for the three and six months ended June 30, 1998, respectively. Approximately $378 million of special amortization was recorded in 1998. In addition the agreement lowered FPL's authorized regulatory ROE range to 10% - 12%. During the term of the agreement, the achieved ROE may, from time to time, be outside the authorized range and the sharing mechanism described above is intended to be the appropriate and exclusive mechanism to address that circumstance. The agreement establishes a cap on FPL's adjusted equity ratio of 55.83%. The adjusted equity ratio reflects a discounted amount for off-balance sheet obligations under certain long-term purchase power contracts. Finally, included in the agreement are provisions which limit depreciation rates and accruals for nuclear decommissioning and fossil dismantlement costs to currently approved levels and limit amounts recoverable under the environmental cost recovery clause during the three-year term of the agreement.

The agreement states that Public Counsel, FIPUG and Coalition will neither seek nor support any additional base rate reductions during the three-year term of the agreement unless such reduction is initiated by FPL. Further, FPL agreed to not petition for any base rate increases that would take effect during the three-year term of the agreement.

Electric Plant, Depreciation and Amortization - In April 1999, the FPSC granted final approval on FPL's most recent depreciation studies, which were effective for 1998.


2.  Acquisition of Maine Assets

During the second quarter of 1999, FPL Energy, Inc. (FPL Energy) completed the purchase of Central Maine Power Company's (CMP) non-nuclear generating assets, primarily fossil and hydro power plants, for $866 million. The purchase price was based on an agreement, subject to regulatory approvals, reached with CMP in January 1998. In October 1998, the FERC struck down transmission rules that had been in effect in New England since the 1970s. FPL Energy filed a lawsuit in November 1998 requesting a declaratory judgment that CMP could not meet the essential terms of the purchase agreement and, as a result, FPL Energy should not be required to complete the transaction. FPL Energy believed these FERC rulings regarding transmission constituted a material adverse effect under the purchase agreement because of the significant decline in the value of the assets caused by the rulings. The request for declaratory judgment was denied in March 1999, and the acquisition was completed on April 7,1999. The acquisition was accounted for under the purchase method of accounting and the results of operating the Maine plants have been included in the condensed consolidated financial statements since the acquisition date.

The FERC rulings regarding transmission, as well as the announcement of new entrants into the market and changes in fuel prices since January 1998, resulted in FPL Energy recording a $176 million pre-tax impairment loss related to the fossil assets. The fossil assets are now reflected at their fair value, which was determined based on a discounted cash flow analysis. The impairment loss reduced FPL Group's second quarter 1999 results of operations and earnings per share by $104 million and $0.61 per share, respectively.

Most of the remainder of the purchase price was allocated to the hydro operations. The hydro plants and related goodwill are being amortized on a straight-line basis over the 40-year term of the hydro plant operating licenses.

3.  Capitalization

FPL Group Common Stock - During the three and six months ended June 30, 1999, FPL Group repurchased 922,600 shares and 1,470,000 shares of common stock, respectively, under its share repurchase program. A total of approximately
3.2 million shares have been repurchased under the share repurchase program that began in April 1997.

Long-Term Debt - In January 1999, FPL Group Capital Inc (FPL Group Capital) redeemed $125 million principal amount of 7 5/8% debentures, maturing in 2013. This redemption resulted in a loss on reacquired debt of approximately $8 million, which is included in other-net in FPL Group's condensed consolidated statements of income for the six months ended June 30, 1999. In April 1999, FPL sold $225 million principal amount of first mortgage bonds maturing in 2009, with an interest rate of 5 7/8%. The proceeds were used in May 1999 to redeem approximately $216 million principal amount of first mortgage bonds, maturing in 2013, bearing interest at 7 7/8%. In June 1999, FPL Group Capital sold $175 million principal amount of 6 7/8% debentures, maturing in 2004 and $225 million principal amount of 7 3/8% debentures, maturing in 2009.

Long-Term Incentive Plan - Performance shares granted to date under FPL Group's long-term incentive plan resulted in assumed incremental shares of common stock outstanding for purposes of computing both basic and diluted earnings per share for the three and six months ended June 30, 1999 and 1998. These incremental shares were not material in the periods presented and did not cause diluted earnings per share to differ from basic earnings per share.

Other - Comprehensive income of FPL Group totaling $76 million and $176 million for the three months ended June 30, 1999 and 1998 and $285 million and $284 million for the six months ended June 30, 1999 and 1998, respectively, includes net income and changes in unrealized gains (losses) on securities and foreign currency translation adjustments. Accumulated other comprehensive income is separately displayed in the condensed consolidated balance sheets of FPL Group.

4.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $2.9 billion for 1999 through 2001. Included in this three-year forecast are capital expenditures for 1999 of approximately $900 million, of which $380 million had been spent through June 30, 1999. As of June 30, 1999, FPL Energy has made commitments for the development of an independent power project totaling $241 million. FPL Group and its subsidiaries, other than FPL, have guaranteed approximately $703 million of purchase power agreement obligations, debt service payments and other payments subject to certain contingencies.

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

FPL participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $50 million in retrospective premiums.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL Group's and FPL's financial condition.

FPL self-insures the majority of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a funded storm and property insurance reserve, which totaled approximately $273 million at June 30, 1999, for T&D property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

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

The required capacity and minimum payments through 2003 under these contracts are estimated to be as follows



									   1999      2000      2001       2002      2003
									   ----      ----      ----       ----      ----
										       (Millions of Dollars)
FPL:
Capacity payments:
  JEA and Southern Companies ............................................  $210      $210      $210       $210      $200
  Qualifying facilities (a) .............................................  $360      $370      $390       $400      $410
Minimum payments, at projected prices:
  Natural gas, including transportation .................................  $290      $200      $220       $250      $250
  Coal ..................................................................  $ 40      $ 40      $ 30       $ 30      $ 15
FPL Energy:
  Natural gas transportation and storage ................................  $ 15      $ 15      $ 15       $ 15      $ 15
_______________
(a) Includes approximately $40 million, $42 million, $44 million, $47 million and $49 million, respectively, for capacity payments associated with two contracts that are currently in dispute.  These capacity payments are subject to the outcome of the related litigation.  See Litigation.



Charges under these contracts were as follows:



				     Three Months Ended June 30,                   Six Months Ended June 30,
				 1999 Charges           1998 Charges          1999 Charges           1998 Charges
			      -----------------     ------------------      -----------------    ------------------
					Energy/                Energy/                Energy/               Energy/
			      Capacity   Fuel       Capacity    Fuel        Capacity   Fuel      Capacity    Fuel
			      --------  -------     --------   -------      --------  -------    --------   -------
							       (Millions of Dollars)
FPL:
JEA and Southern Companies ..  $49(b)   $ 31(a)      $54(b)    $35(a)       $101(b)   $ 55(a)    $105(b)    $ 67(a)
Qualifying facilities........  $76(c)   $ 28(a)      $75(c)    $28(a)       $151(c)   $ 49(a)    $149(c)    $ 54(a)
Natural gas, including
  transportation ............  $ -      $111(a)      $ -       $84(a)       $  -      $186(a)    $  -       $138(a)
Coal ........................  $ -      $ 11(a)      $ -       $11(a)       $  -      $ 23(a)    $  -       $ 23(a)

FPL Energy:
Natural gas transportation
  and storage ...............  $ -      $  4         $ -       $ 4          $  -      $  8       $  -       $  9
_______________
(a) Recovered through the fuel clause.
(b) Recovered through base rates and the capacity cost recovery clause (capacity clause).
(c) Recovered through the capacity clause.



Litigation - In 1997, FPL filed a complaint against the owners of two qualifying facilities (plant owners) seeking an order declaring that FPL's obligations under the power purchase agreements with the qualifying facilities were rendered of no force and effect because the power plants failed to accomplish commercial operation before January 1, 1997, as required by the agreements. In 1997, the plant owners filed for bankruptcy under Chapter XI of the U.S. Bankruptcy Code, ceased all attempts to operate the power plants and entered into an agreement with the holders of more than 70% of the bonds that partially financed the construction of the plants. This agreement gives the holders of a majority of the principal amount of the bonds (the majority bondholders) the right to control, fund and manage any litigation against FPL and the right to settle with FPL on any terms such majority bondholders approve, provided that certain agreements are not affected and certain conditions are met. In January 1998, the plant owners (through the attorneys for the majority bondholders) filed an answer denying the allegations in FPL's complaint and asserting counterclaims for approximately $2 billion, consisting of all capacity payments that could have been made over the 30-year term of the power purchase agreements and three times their actual damages for alleged violations of Florida antitrust laws, plus attorneys' fees. In October 1998, the court dismissed all of the plant owners' antitrust claims against FPL. In June 1999, the plant owners' motion for summary judgment was denied.

The Florida Municipal Power Agency (FMPA), an organization comprised of municipal electric utilities, has sued FPL for allegedly breaching a "contract" to provide transmission service to the FMPA and its members and for breaching antitrust laws by monopolizing or attempting to monopolize the provision, coordination and transmission of electric power in refusing to provide transmission service, or to permit the FMPA to invest in and use FPL's transmission system, on the FMPA's proposed terms. The FMPA seeks $140 million in damages, before trebling for the antitrust claim, and court orders requiring FPL to permit the FMPA to invest in and use FPL's transmission system on "reasonable terms and conditions" and on a basis equal to FPL. In 1995, a court of appeals vacated the district court's summary judgment in favor of FPL and remanded the matter to the district court for further proceedings. In 1996, the district court ordered the FMPA to seek a declaratory ruling from the FERC regarding certain issues in the case. In 1998, the FERC declined to make the requested ruling. Trial is set for November 1999.

FPL Group and FPL believe that they have meritorious defenses to the litigation to which they are parties and are vigorously defending the suits. Accordingly, the liabilities, if any, arising from the proceedings are not anticipated to have a material adverse effect on their financial statements.

Accounting for Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FPL Group and FPL are currently assessing the effect, if any, on their financial statements of implementing FAS 133. In June 1999, the FASB issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the adoption of FAS 133 for one year. As a result of FAS 137, FPL Group and FPL will not be required to adopt FAS 133 until 2001.

5.  Segment Information

FPL Group's reportable segments include FPL, a regulated utility, and FPL Energy, an unregulated energy generating subsidiary. FPL Group's segment information is as follows:



							 Three Months Ended June 30,
					      1999                                          1998
			    ----------------------------------------     ------------------------------------------
					 FPL       Corporate                         FPL       Corporate
			      FPL       Energy      & Other    Total       FPL      Energy(a)   & Other(a)   Total
			    -------    -------     ---------  -------    -------    ---------  -----------   -----
							     (Millions of Dollars)
Operating revenues .....    $ 1,511    $   93        $ 10     $ 1,614    $ 1,634    $   42       $ 16       $ 1,692
Net income .............    $   163    $  (86)(b)    $  -     $    77    $   163    $    8       $  5       $   176





							   Six Months Ended June 30,
					      1999                                          1998
			    -----------------------------------------    ------------------------------------------
					  FPL      Corporate                         FPL       Corporate
			      FPL       Energy      & Other    Total       FPL      Energy(a)   & Other(a)   Total
			    -------    ---------   ---------  -------    -------    ---------  -----------  -------
							     (Millions of Dollars)
Operating revenues .....    $ 2,869    $  134        $ 23     $ 3,026    $ 2,929    $   65       $ 37       $ 3,031
Net income .............    $   268    $  (77)(b)    $ 95(c)  $   286    $   266    $   11       $  7       $   284





					 June 30, 1999                               December 31, 1998
			    -----------------------------------------    ------------------------------------------
					  FPL      Corporate                         FPL       Corporate
			      FPL       Energy      & Other    Total       FPL      Energy      & Other      Total
			    -------    -------     ---------  -------    -------    ------     ---------    -------
							     (Millions of Dollars)
Total assets ...........    $11,017    $2,025        $264     $13,306    $10,748    $1,092       $189       $12,029



(a) FPL Energy began imputing interest in the second quarter of 1999 based on an assumed capital structure of 50% debt. For comparability, 1998 amounts have been restated.
(b) Includes effect of $104 million after-tax impairment loss. See Note 2 and Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - FPL Energy.
(c) Includes effect of $96 million after-tax gain on the sale of an investment in Adelphia Communications Corporation (Adelphia) common stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Corporate and Other.


6.  Summarized Financial Information of FPL Group Capital

FPL Group Capital holds the capital stock and provides funding for FPL Group's operating subsidiaries other than FPL. FPL Group Capital's debentures are guaranteed by FPL Group and included in FPL Group's condensed consolidated balance sheets. Summarized financial information of FPL Group Capital is as follows:



					  Three Months Ended    Six Months Ended
					  ------------------    ----------------
					      June 30,              June 30,
					   1999      1998       1999      1998
					   ----      ----       ----      ----
						   (Millions of Dollars)
Operating revenues .....................   $103      $ 58      $157       $102
Operating expenses .....................   $269 (a)  $ 54      $320(a)    $ 95
Net income (loss) ......................   $(81)(a)  $ 18      $ 31(a)(b) $ 29





					    June 30, 1999       December 31, 1998
					    -------------       -----------------
						   (Millions of Dollars)
Current assets .........................       $  332                $  317
Noncurrent assets ......................       $2,407                $1,445
Current liabilities ....................       $1,118                $  310
Noncurrent liabilities .................       $  843                $  703



(a) Includes effect of $104 million after-tax impairment loss. See Note 2 and Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - FPL Energy.
(b) Includes effect of $96 million after-tax gain on the sale of an investment in Adelphia common stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Corporate and Other.

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

RESULTS OF OPERATIONS

FPL continues to represent the principal operations of FPL Group. FPL Group's second quarter and year to date 1999 earnings reflect a $176 million ($104 million after-tax) impairment loss recorded by FPL Energy related to the fossil assets purchased from CMP. Year to date earnings also reflect a $149 million ($96 million after-tax) gain recorded by FPL Group Capital on the sale of an investment in Adelphia common stock in the first quarter of 1999. Excluding these items, FPL Group's year to date earnings growth is primarily the result of FPL Energy's growth and improved operating results.

FPL - FPL's net income was flat for the three months ended June 30, 1999 and up slightly for the six months ended June 30, 1999. FPL's revenues from retail base rates for the three and six months ended June 30, 1999, were $827 million and $ 1.6 billion, respectively, and $961 million and $1.7 billion for the same periods in 1998. The decrease in revenues from retail base rates resulted mainly from the rate reduction agreement, which became effective April 15, 1999. FPL's revenues also declined due to lower energy usage per retail customer of 4.7% and 2.1% for the three and six months ended June 30, 1999, respectively, due to warmer weather during the prior year. This was partly offset by customer growth of 2% and 1.9% for the same periods.

The rate reduction agreement provides for a $350 million reduction in annual revenue from retail base operations allocated to all customers on a cents-per-kilowatt-hour basis. Additionally, the rate reduction agreement sets forth a revenue sharing mechanism for each of the three years covered by the agreement, whereby revenue from retail base operations in excess of a stated threshold will be shared with retail customers on the basis of two-thirds refunded to retail customers and one-third retained by FPL. Revenues from retail base operations in excess of a second threshold will be refunded 100% to retail customers. The thresholds for the twelve months ended April 15, 2000, are $3.4 billion and $3.556 billion, respectively. Offsetting the annual revenue reduction will be lower special depreciation. The rate reduction agreement allows for special depreciation of up to $100 million at FPL's discretion, in each year of the three-year agreement period to be applied to nuclear and/or fossil generating assets. Approximately $378 million of special amortization was recorded in 1998. See Note 1 - Regulation.

FPL's O&M expense decreased slightly for the three and six months ended June 30, 1999, reflecting, among other things, continued cost control. Depreciation and amortization expense also decreased for those periods as a result of lower special depreciation. For the three and six months ended June 30, 1999, FPL recorded approximately $19 million and $80 million of special depreciation/amortization compared to approximately $117 million and $148 million for the three and six months ended June 30, 1998, respectively. Lower interest expense for the three and six months ended June 30, 1999 is the result of lower average debt balances and the full amortization in 1998 of deferred costs associated with reacquired debt.

FPL Energy - FPL Energy's net income for the three and six months ended June 30, 1999, decreased due to the $176 million ($104 million after-tax) impairment loss recorded in the second quarter of 1999. Net income excluding the impairment loss more than doubled for the three and six months ended June 30, 1999. The improvement is primarily attributable to the addition of the Maine generating assets, new and repowered wind projects, as well as improved results from natural gas operations in the eastern United States. Earnings in all periods includes the effect of imputed interest expense on an assumed capital structure of 50% debt.

Corporate and Other - Net income for the corporate and other segment for the six months ended June 30, 1999 reflects a $149 million ($96 million after-tax) gain recorded by FPL Group Capital on the sale of an investment in Adelphia common stock in the first quarter of 1999.

Year 2000 - As of June 30, 1999, FPL Group is essentially complete with its plan to address the potential impact of the year 2000 on its technology systems, except for remediation at two projects in which FPL Energy has an ownership interest. Remediation at these projects will be completed during scheduled outages in October 1999. FPL Group has also prepared its year 2000 contingency plans, which are based upon certain hypothetical year 2000 scenarios at the operating level (such as generation, transmission and distribution), as well as at the business level (such as customer service, procurement and accounting). These plans are intended to mitigate both internal risks and potential risks in FPL Group's supply chain. During the second half of 1999, FPL Group will continue to conduct training and drills, as well as evaluate and update its contingency plans. In addition, FPL Group has retained independent engineering and hardware/software remediation firms to validate and verify mission critical and other important aspects of its year 2000 program. The estimated cost of addressing year 2000 issues is expected to be approximately $40 million, of which approximately 80% had been spent through June 30, 1999. The remainder is a cost estimate for verification, mitigation, training and rollover staffing. FPL Group believes that the most reasonably likely worst case scenarios relating to the year 2000 could include a temporary disruption of service to customers, caused by a potential disruption in fuel supply, water supply and telecommunications, as well as transmission grid disruptions caused by other companies whose electrical systems are interconnected with FPL.

LIQUIDITY AND CAPITAL RESOURCES

See Note 3 - Long-Term Debt for financing activity during the six months ended June 30, 1999. In addition, as of June 30, 1999, FPL Group Capital had increased its outstanding commercial paper by $922 million since December 31, 1998, primarily to fund FPL Energy investments. Available bank lines of credit, which support the commercial paper program, aggregated approximately $2.5 billion ($900 million for FPL) and $1.9 billion ($900 million for FPL) at June 30, 1999 and December 31, 1998, respectively. Additionally, during the three and six months ended June 30, 1999, FPL Group repurchased 922,600 and 1,470,000 shares of common stock, respectively.

These actions are consistent with management's intent to reduce the number of outstanding shares of common stock. For information concerning capital commitments see Note 4 - Commitments.

PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

FPL Group:

(a) The Annual Meeting of FPL Group's shareholders was held on May 10, 1999. Of the 180,165,035 shares of common stock outstanding on the record date of March 1, 1999, a total of 148,463,102 shares were represented in person or by proxy.

(b)  The following directors were elected effective May 10, 1999:


								   Votes Cast
							   ----------------------------
									     Against or
							       For            Withheld
							   -----------       ----------
       H. Jesse Arnelle ................................   145,924,913        2,538,189
       Sherry S. Barrat ................................   146,003,405        2,459,697
       Robert M. Beall, II .............................   146,012,816        2,450,286
       James L. Broadhead ..............................   145,452,063        3,011,039
       J. Hyatt Brown ..................................   145,719,786        2,743,316
       Armando M. Codina ...............................   145,927,243        2,535,859
       Marshall M. Criser ..............................   145,882,157        2,580,945
       B. F. Dolan .....................................   145,938,376        2,524,726
       Willard D. Dover ................................   146,014,799        2,448,303
       Alexander W. Dreyfoos, Jr. ......................   146,008,989        2,454,113
       Paul J. Evanson .................................   145,962,410        2,500,692
       Drew Lewis ......................................   145,669,152        2,793,950
       Frederic V. Malek ...............................   145,699,987        2,763,115
       Paul R. Tregurtha ...............................   145,814,212        2,648,890
       Roger Young .....................................   145,131,849        3,331,253



(c) The vote to ratify the appointment of Deloitte & Touche LLP as independent auditors for 1999 was 146,472,735 for, 1,136,687 against and 853,680 abstaining.

(d) The vote to reapprove the Annual Incentive Plan was 137,673,697 for, 8,778,744 against and 2,010,661 abstaining.

(e) The vote to reapprove part of the Long Term Incentive Plan was 133,797,304 for, 12,439,117 against and 2,226,681 abstaining.

FPL:

(a) The following FPL directors were elected effective July 1, 1999 by the written consent of FPL Group, as the sole common shareholder of FPL, in lieu of an annual meeting of shareholders:

	James L. Broadhead
	Dennis P. Coyle
	Paul J. Evanson
	Lawrence J. Kelleher
	Armando J. Olivera
	Thomas F. Plunkett
	Antonio Rodriguez
	Roger Young

Item 5.  Other Information

(a) Reference is made to Item 1. Business - FPL Operations - System Capability and Load in the 1998 Form 10-K for FPL Group and FPL.

     The in-service date for the repowering of FPL's two Fort Myers units has been delayed until mid-2002.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


       Exhibit                                                                         FPL
       Number                                       Description                       Group    FPL
       -------            -------------------------------------------------------     -----    ---
	12(a)             Computation of Ratio of Earnings to Fixed Charges           x
	12(b)             Computation of Ratios                                               x
	27                Financial Data Schedule                                     x       x



(b) Reports on Form 8-K

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 16, 1999 by FPL Group reporting one event under Item 5. Other Events.

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 16, 1999 by FPL reporting one event under
Item 5. Other Events.



				 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

			      FPL GROUP, INC.
		      FLORIDA POWER & LIGHT COMPANY
			      (Registrants)

Date:  August 5 ,1999         K. MICHAEL DAVIS
			      ----------------
			      K. Michael Davis
	   Controller and Chief Accounting Officer of FPL Group, Inc.
		   Vice President, Accounting, Controller and
	    Chief Accounting Officer of Florida Power & Light Company
		(Chief Accounting Officer of the Registrants)