Form 10-Q
period 1999-09-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 1999-11-12
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

		       Washington, D. C. 20549



			       FORM 10-Q



       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	    OF THE SECURITIES EXCHANGE ACT OF 1934


	 For the quarterly period ended September 30, 1999


				OR


      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	    OF THE SECURITIES EXCHANGE ACT OF 1934



		 Exact name of Registrants as specified
Commission       in their charters, address of principal                    IRS Employer
File Number      executive offices and Registrants' telephone number        Identification Number
-------------------------------------------------------------------------------------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each class of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $.01 par value, outstanding at September 30, 1999: 179,141,435 shares.

As of September 30, 1999, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

				 FPL GROUP, INC.
		  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
		    (In millions, except per share amounts)
				 (Unaudited)




									Three Months Ended        Nine Months Ended
									  September 30,            September 30,
									1999          1998        1999         1998
OPERATING REVENUES ...............................................     $1,892        $1,999      $4,918       $5,030

OPERATING EXPENSES:
  Fuel, purchased power and interchange ..........................        693           659       1,788        1,652
  Other operations and maintenance................................        309           327         910          945
  Depreciation and amortization ..................................        245           314         768          911
  Impairment loss on Maine assets ................................          -             -         176            -
  Taxes other than income taxes ..................................        175           171         462          457
    Total operating expenses .....................................      1,422         1,471       4,104        3,965

OPERATING INCOME .................................................        470           528         814        1,065

OTHER INCOME (DEDUCTIONS):
  Interest charges ...............................................        (58)         (101)       (163)        (228)
  Preferred stock dividends - FPL ................................         (4)           (4)        (11)         (11)
  Gain on sale of Adelphia Communications Corporation stock ......          -             -         149            -
  Other - net ....................................................         39            21          79           42
    Total other income (deductions) - net ........................        (23)          (84)         54         (197)

INCOME BEFORE INCOME TAXES .......................................        447           444         868          868

INCOME TAXES .....................................................        156           157         291          297

NET INCOME .......................................................     $  291        $  287      $  577       $  571

Earnings per share of common stock (basic and assuming dilution)..     $ 1.70        $ 1.66      $ 3.36       $ 3.31
Dividends per share of common stock ..............................     $ 0.52        $ 0.50      $ 1.56       $ 1.50
Average number of common shares outstanding ......................        171           172         171          173


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




			    FPL GROUP, INC.
	       CONDENSED CONSOLIDATED BALANCE SHEETS
			(Millions of Dollars)
			     (Unaudited)




										       September 30,    December 31,
											   1999             1998
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and other property,
    including nuclear fuel and construction work in progress .......................      $19,171         $17,952
  Less accumulated depreciation and amortization ...................................      (10,029)         (9,397)
    Total property, plant and equipment - net ......................................        9,142           8,555

CURRENT ASSETS:
  Cash and cash equivalents ........................................................          370             187
  Customer receivables, net of allowance of $8 for both periods ....................          658             559
  Materials, supplies and fossil fuel inventory - at average cost ..................          308             282
  Other ............................................................................          282             238
    Total current assets ...........................................................        1,618           1,266

OTHER ASSETS:
  Special use funds of FPL .........................................................        1,336           1,206
  Other investments ................................................................          578             391
  Other ............................................................................          846             611
    Total other assets .............................................................        2,760           2,208

TOTAL ASSETS .......................................................................      $13,520         $12,029


CAPITALIZATION:
  Common stock .....................................................................      $     2         $     2
  Additional paid-in capital........................................................        2,923           3,000
  Retained earnings.................................................................        2,433           2,123
  Accumulated other comprehensive income............................................            -               1
    Total common shareholders' equity...............................................        5,358           5,126
  Preferred stock of FPL without sinking fund requirements .........................          226             226
  Long-term debt ...................................................................        3,091           2,347
    Total capitalization ...........................................................        8,675           7,699

CURRENT LIABILITIES:
  Debt due within one year .........................................................          519             469
  Accounts payable .................................................................          462             338
  Accrued interest, taxes and other ................................................        1,276             834
    Total current liabilities ......................................................        2,257           1,641

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................        1,112           1,255
  Unamortized regulatory and investment tax credits ................................          322             353
  Other ............................................................................        1,154           1,081
    Total other liabilities and deferred credits ...................................        2,588           2,689

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................      $13,520         $12,029


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 13 herein and the Notes to Consolidated Financial Statements appearing in the 1998 Form 10-K for FPL Group and FPL.



			     FPL GROUP, INC.
	   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			 (Millions of Dollars)
			       (Unaudited)



												  Nine Months Ended
												    September 30,
												  1999        1998
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................          $1,518      $1,532

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures of FPL .........................................................            (607)       (474)
  Independent power investments .......................................................          (1,448)       (425)
  Distributions and loan repayments from partnerships and joint ventures ..............              99         280
  Other - net .........................................................................              61         (58)
      Net cash used in investing activities ...........................................          (1,895)       (677)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ..........................................................           1,216         343
  Retirement of long-term debt ........................................................            (584)       (398)
  Increase (decrease) in short-term debt ..............................................             284         (96)
  Repurchase of common stock ..........................................................             (89)        (52)
  Dividends on common stock ...........................................................            (267)       (259)
      Net cash provided by (used in) financing activities .............................             560        (462)

Net increase in cash and cash equivalents .............................................             183         393

Cash and cash equivalents at beginning of period ......................................             187          54

Cash and cash equivalents at end of period ............................................          $  370      $  447

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................          $  161      $  217
  Cash paid for income taxes ..........................................................          $  323      $  238

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................          $   56      $   29


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 13 herein and the Notes to Consolidated Financial Statements appearing in the 1998 Form 10-K for FPL Group and FPL.



		     FLORIDA POWER & LIGHT COMPANY
	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
			(Millions of Dollars)
			     (Unaudited)


								      Three Months Ended       Nine Months Ended
									 September 30,           September 30,
								       1999        1998         1999       1998
OPERATING REVENUES .................................................  $1,769      $1,878       $4,638     $4,807

OPERATING EXPENSES:
  Fuel, purchased power and interchange ............................     646         637        1,679      1,614
  Other operations and maintenance .................................     258         293          791        846
  Depreciation and amortization ....................................     234         306          743        891
  Income taxes .....................................................     156         157          306        311
  Taxes other than income taxes ....................................     172         171          460        456
    Total operating expenses .......................................   1,466       1,564        3,979      4,118

OPERATING INCOME ...................................................     303         314          659        689

OTHER INCOME (DEDUCTIONS):
  Interest charges .................................................     (39)        (50)        (125)      (149)
  Other - net ......................................................       4           3            8          -
    Total other deductions - net ...................................     (35)        (47)        (117)      (149)

NET INCOME .........................................................     268         267          542        540

PREFERRED STOCK DIVIDENDS ..........................................       4           4           11         11

NET INCOME AVAILABLE TO FPL GROUP ..................................  $  264      $  263       $  531     $  529

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 13 herein and the Notes to Consolidated Financial Statements appearing in the 1998 Form 10-K for FPL Group and FPL.




		    FLORIDA POWER & LIGHT COMPANY
	       CONDENSED CONSOLIDATED BALANCE SHEETS
		      (Millions of Dollars)
			    (Unaudited)


										       September 30,   December 31,
											   1999            1998

ELECTRIC UTILITY PLANT:
  Plant in service, including nuclear fuel and construction work in progress .......     $17,872         $17,464
  Less accumulated depreciation and amortization ...................................      (9,928)         (9,317)
    Electric utility plant - net ...................................................       7,944           8,147

CURRENT ASSETS:
  Cash and cash equivalents ........................................................         283             152
  Customer receivables, net of allowance of $8 for both periods ....................         590             521
  Materials, supplies and fossil fuel inventory - at average cost ..................         264             239
  Other ............................................................................         260             204
    Total current assets ...........................................................       1,397           1,116

OTHER ASSETS:
  Special use funds ................................................................       1,336           1,206
  Other ............................................................................         370             279
    Total other assets .............................................................       1,706           1,485

TOTAL ASSETS .......................................................................     $11,047         $10,748


CAPITALIZATION:
  Common shareholder's equity ......................................................     $ 4,876         $ 4,803
  Preferred stock without sinking fund requirements ................................         226             226
  Long-term debt ...................................................................       2,079           2,191
    Total capitalization ...........................................................       7,181           7,220

CURRENT LIABILITIES:
  Debt due within one year .........................................................         125             230
  Accounts payable .................................................................         445             321
  Accrued interest, taxes and other ................................................       1,145             800
    Total current liabilities ......................................................       1,715           1,351

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................         834             887
  Unamortized regulatory and investment tax credits ................................         322             353
  Other ............................................................................         995             937
    Total other liabilities and deferred credits ...................................       2,151           2,177

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................     $11,047         $10,748

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 13 herein and the Notes to Consolidated Financial Statements appearing in the 1998 Form 10-K for FPL Group and FPL.



			   FLORIDA POWER & LIGHT COMPANY
		  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			      (Millions of Dollars)
				   (Unaudited)


												 Nine Months Ended
												   September 30,
												  1999        1998
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................          $1,494      $1,479

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................            (607)       (474)
  Other - net .........................................................................             (55)        (64)
      Net cash used in investing activities ...........................................            (662)       (538)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ..........................................................             224         197
  Retirement of long-term debt ........................................................            (455)       (389)
  Decrease in commercial paper ........................................................               -         (40)
  Dividends ...........................................................................            (470)       (475)
    Net cash used in financing activities .............................................            (701)       (707)

Net increase in cash and cash equivalents .............................................             131         234

Cash and cash equivalents at beginning of period ......................................             152           3

Cash and cash equivalents at end of period ............................................          $  283      $  237

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................          $  126      $  142
  Cash paid for income taxes ..........................................................          $  268      $  277

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................          $   56      $   29

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

The thresholds are as follows:

						    Twelve Months Ended
							 April 14,
						 2000      2001      2002
						   (Millions of Dollars)

Threshold to refund 66 2/3% to customers .....  $3,400    $3,450    $3,500
Threshold to refund 100% to customers ........  $3,556    $3,606    $3,656

Offsetting the annual revenue reduction will be lower special depreciation.
 The rate reduction agreement allows for special depreciation of up to $100 million, at FPL's discretion, in each year of the three-year agreement period to be applied to nuclear and/or fossil generating assets. This new depreciation program replaced the previous program whereby $378 million of special amortization was recorded in 1998. For the three and nine months ended September 30, 1999, FPL recorded approximately $21 million and $103 million under these special depreciation/amortization programs compared to approximately $90 million and $238 million for the three and nine months ended September 30, 1998, respectively.

In addition, the agreement lowered FPL's authorized regulatory ROE range to 10% - 12%. During the term of the agreement, the achieved ROE may, from time to time, be outside the authorized range and the revenue sharing mechanism described above is intended to be the appropriate and exclusive mechanism to address that circumstance. The agreement establishes a cap on FPL's adjusted equity ratio of 55.83%. The adjusted equity ratio reflects a discounted amount for off-balance sheet obligations under certain long-term purchase power contracts. Finally, included in the agreement are provisions which limit depreciation rates and accruals for nuclear decommissioning and fossil dismantlement costs to currently approved levels and limit amounts recoverable under the environmental cost recovery clause during the three-year term of the agreement.

The agreement states that Public Counsel, FIPUG and Coalition will neither seek nor support any additional base rate reductions during the three-year term of the agreement unless such reduction is initiated by FPL. Further, FPL agreed to not petition for any base rate increases that would take effect during the three-year term of the agreement.


Electric Plant, Depreciation and Amortization - In April 1999, the FPSC granted final approval on FPL's most recent depreciation studies, which were effective beginning in 1998.

2.  Acquisition of Maine Assets

During the second quarter of 1999, FPL Energy, Inc. completed the purchase of Central Maine Power Company's (CMP) non-nuclear generating assets, primarily fossil and hydro power plants, for $866 million. The purchase price was based on an agreement, subject to regulatory approvals, reached with CMP in January 1998. In October 1998, the FERC struck down transmission rules that had been in effect in New England since the 1970s.
 FPL Energy, Inc. filed a lawsuit in November 1998 requesting a declaratory judgment that CMP could not meet the essential terms of the purchase agreement and, as a result, FPL Energy, Inc. should not be required to complete the transaction. FPL Energy, Inc. believed these FERC rulings regarding transmission constituted a material adverse effect under the purchase agreement because of the significant decline in the value of the assets caused by the rulings. The request for declaratory judgment was denied in March 1999, and the acquisition was completed on April 7,1999. The acquisition was accounted for under the purchase method of accounting and the results of operating the Maine plants have been included in the condensed consolidated financial statements since the acquisition date.

The FERC rulings regarding transmission, as well as the announcement of new entrants into the market and changes in fuel prices since January 1998, resulted in FPL Energy, Inc. recording a $176 million pre-tax impairment loss related to the fossil assets. The fossil assets are now reflected at their fair value, which was determined based on a discounted cash flow analysis. The impairment loss reduced FPL Group's year-to-date 1999 results of operations and earnings per share by $104 million and $0.61 per share, respectively.

Most of the remainder of the purchase price was allocated to the hydro operations. The hydro plants and related goodwill are being amortized on a straight-line basis over the 40-year term of the hydro plant operating licenses.

3.  Capitalization

FPL Group Common Stock - During the three and nine months ended September 30, 1999, FPL Group repurchased 100,000 shares and 1,570,000 shares of common stock, respectively, under its share repurchase program. A total of approximately 3.3 million shares have been repurchased under the share repurchase program that began in April 1997.

Long-Term Debt - In January 1999, FPL Group Capital Inc (FPL Group Capital) redeemed $125 million principal amount of 7 5/8% debentures, maturing in 2013. This redemption resulted in a loss on reacquired debt of approximately $8 million, which is included in other-net in FPL Group's condensed consolidated statements of income for the nine months ended September 30, 1999. In April 1999, FPL sold $225 million principal amount of first mortgage bonds maturing in 2009, with an interest rate of 5 7/8%. The proceeds were used in May 1999 to redeem approximately $216 million principal amount of first mortgage bonds, maturing in 2013, bearing interest at 7 7/8%.
 In June 1999, FPL Group Capital sold $175 million principal amount of 6 7/8% debentures, maturing in 2004 and $225 million principal amount of 7 3/8% debentures, maturing in 2009. In September 1999, FPL Group Capital sold $600 million principal amount of 7 5/8% debentures, maturing in 2006.

Long-Term Incentive Plan - Performance shares granted to date under FPL Group's long-term incentive plan resulted in assumed incremental shares of common stock outstanding for purposes of computing both basic and diluted earnings per share for the three and nine months ended September 30, 1999 and 1998. These incremental shares were not material in the periods presented and did not cause diluted earnings per share to differ from basic earnings per share.

Other - Comprehensive income of FPL Group, totaling $290 million and $288 million for the three months ended September 30, 1999 and 1998 and $575 million and $572 million for the nine months ended September 30, 1999 and 1998, respectively, includes net income and changes in unrealized gains (losses) on securities and foreign currency translation adjustments. Accumulated other comprehensive income is separately displayed in the condensed consolidated balance sheets of FPL Group.

4.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $3.0 billion for 1999 through 2001. Included in this three-year forecast are capital expenditures for 1999 of approximately $900 million, of which $610 million had been spent through September 30, 1999. As of September 30, 1999, FPL Energy, LLC (FPL Energy), formerly FPL Energy, Inc. (see Part II - Item 5), has made commitments in connection with the development of an independent power project totaling $146 million. FPL Group and its subsidiaries, other than FPL, have guaranteed approximately $689 million of purchase power agreement obligations, debt service payments and other payments subject to certain contingencies.

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

FPL self-insures the majority of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a funded storm and property insurance reserve, which totaled approximately $278 million at September 30, 1999, for T&D property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has entered into long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of The Southern Company (Southern Companies) provide approximately 1,300 megawatts (mw) of power through mid-2010 and 383 mw thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 1,000 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. Fuel contracts provide for the transportation and supply of natural gas and coal. FPL Energy has long-term contracts for the transportation and storage of natural gas with expiration dates ranging from 2005 through 2017, and a 24-month contract commencing in mid-2000 for the supply of natural gas.

The required capacity and minimum payments through 2003 under these contracts are estimated to be as follows:



									   1999      2000      2001       2002      2003
										       (Millions of Dollars)
FPL:
Capacity payments:
  JEA and Southern Companies ............................................  $210      $210      $210       $210      $200
  Qualifying facilities (a) .............................................  $360      $370      $380       $400      $410
Minimum payments, at projected prices:
  Natural gas, including transportation .................................  $340      $210      $240       $260      $260
  Coal ..................................................................  $ 40      $ 40      $ 30       $ 30      $ 15
FPL Energy:
  Natural gas, including transportation and storage .....................  $ 15      $ 17      $ 20       $ 18      $ 16
_______________
(a)     Includes approximately $38 million, $42 million, $44 million, $47 million and $49 million, respectively, for capacity payments associated with two contracts that are currently in dispute.  These capacity payments are subject to the outcome of the related litigation.  See Litigation.



Charges under these contracts were as follows



				   Three Months Ended September 30,              Nine Months Ended September 30,
				 1999 Charges           1998 Charges          1999 Charges           1998 Charges
			      ----------------------------------------      ---------------------------------------
					Energy/                Energy/                Energy/               Energy/
			      Capacity   Fuel       Capacity    Fuel        Capacity   Fuel      Capacity    Fuel
			      --------  -------     --------   -------      --------  -------    --------   -------
							       (Millions of Dollars)
FPL:
JEA and Southern Companies ..  $46(b)   $ 40(a)      $42(b)    $38(a)       $146(b)   $ 94(a)    $147(b)    $104(a)
Qualifying facilities........  $76(c)   $ 35(a)      $75(c)    $31(a)       $227(c)   $ 83(a)    $224(c)    $ 85(a)
Natural gas, including
  transportation ............  $ -      $104(a)      $ -       $77(a)       $  -      $290(a)    $  -       $215(a)
Coal ........................  $ -      $ 10(a)      $ -       $12(a)       $  -      $ 32(a)    $  -       $ 37(a)

FPL Energy:
Natural gas transportation
  and storage ...............  $ -      $  4         $ -       $ 5          $  -      $ 12       $  -       $ 14
_______________
(a)     Recovered through the fuel and purchased power cost recovery clause.
(b)     Recovered through base rates and the capacity cost recovery clause (capacity clause).
(c)     Recovered through the capacity clause.




Litigation - In 1997, FPL filed a complaint against the owners of two qualifying facilities (plant owners) seeking an order declaring that FPL's obligations under the power purchase agreements with the qualifying facilities were rendered of no force and effect because the power plants failed to accomplish commercial operation before January 1, 1997, as required by the agreements. In 1997, the plant owners filed for bankruptcy under Chapter XI of the U.S. Bankruptcy Code, ceased all attempts to operate the power plants and entered into an agreement with the holders of more than 70% of the bonds that partially financed the construction of the plants. This agreement gives the holders of a majority of the principal amount of the bonds (the majority bondholders) the right to control, fund and manage any litigation against FPL and the right to settle with FPL on any terms such majority bondholders approve, provided that certain agreements are not affected and certain conditions are met. In January 1998, the plant owners (through the attorneys for the majority bondholders) filed an answer denying the allegations in FPL's complaint and asserting counterclaims for approximately $2 billion, consisting of all capacity payments that could have been made over the 30-year term of the power purchase agreements and three times their actual damages for alleged violations of Florida antitrust laws, plus attorneys' fees. In October 1998, the court dismissed all of the plant owners' antitrust claims against FPL. In June 1999, the plant owners' motion for summary judgment was denied. FPL believes that it has meritorious defenses to this litigation and is vigorously defending the suit. Accordingly, the liabilities, if any, arising from this proceeding are not anticipated to have a material adverse effect on its financial statements.

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

5.  Segment Information

FPL Group's reportable segments include FPL, a regulated utility, and FPL Energy, an unregulated energy generating subsidiary. FPL Group's segment information is as follows


							Three Months Ended September 30,
					      1999                                          1998
			    -----------------------------------------    ------------------------------------------
					 FPL       Corporate                         FPL       Corporate
			      FPL       Energy      & Other    Total       FPL      Energy(a)   & Other(a)   Total
							     (Millions of Dollars)
Operating revenues .....    $1,769     $  103        $ 20     $ 1,892    $ 1,878    $  107       $ 14       $ 1,999
Net income .............    $  264     $   27        $  -     $   291    $   263    $   18       $  6       $   287




							 Nine Months Ended September 30,
					      1999                                          1998
			    -----------------------------------------    ------------------------------------------
					  FPL      Corporate                         FPL       Corporate
			      FPL       Energy      & Other    Total       FPL      Energy(a)   & Other(a)   Total
							     (Millions of Dollars)
Operating revenues .....    $ 4,638    $  238        $ 42     $ 4,918    $ 4,807    $  172       $ 51       $ 5,030
Net income .............    $   531    $  (50)(b)    $ 96(c)  $   577    $   529    $   29       $ 13       $   571





				    September 30, 1999                               December 31, 1998
			    -----------------------------------------    ------------------------------------------
					  FPL      Corporate                         FPL       Corporate
			      FPL       Energy      & Other    Total       FPL      Energy      & Other      Total
							     (Millions of Dollars)
Total assets ...........    $11,047    $2,220        $253     $13,520    $10,748    $1,092       $189       $12,029



(a) FPL Energy began imputing interest in the second quarter of 1999 based on an assumed capital structure of 50% debt for operating projects and 100% debt for projects under construction. For comparability, 1998 amounts have been restated.
(b) Includes effect of $104 million after-tax impairment loss. See Note 2 and Management's Discussion and Analysis of Financial Condition and
Results of Operations - Results of Operations - FPL Energy.
(c) Includes effect of $96 million after-tax gain on the sale of an investment in Adelphia Communications Corporation (Adelphia) common stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Corporate and Other.



6.  Summarized Financial Information of FPL Group Capital

FPL Group Capital provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL. FPL Group Capital's debentures are guaranteed by FPL Group and included in FPL Group's condensed consolidated balance sheets. Summarized financial information of FPL Group Capital is as follows:


					  Three Months Ended   Nine Months Ended
					     September 30,        September 30,
					  ------------------   -----------------
					   1999      1998       1999      1998
						   (Millions of Dollars)
Operating revenues .....................   $123      $122      $280       $223
Operating expenses .....................   $112      $ 65      $432(a)    $160
Net income .............................   $ 33      $ 29      $ 63(a)(b) $ 58




					  September 30, 1999     December 31, 1998
						   (Millions of Dollars)
Current assets .........................       $  419                $  317
Noncurrent assets ......................       $2,544                $1,445
Current liabilities ....................       $  680                $  310
Noncurrent liabilities .................       $1,472                $  703



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

7.  Subsequent Events

Redemption of Interest in Cable Limited Partnership - In October 1999, an FPL Group Capital subsidiary had its one-third ownership interest in a cable limited partnership redeemed, which had been accounted for on the equity method, resulting in an after-tax gain of approximately $66 million.

Settlement of Litigation - In October 1999, FPL and the Florida Municipal Power Agency (FMPA) entered into a settlement agreement pursuant to which FPL agreed to pay FMPA a cash settlement; FPL agreed to reduce the demand charge on an existing power purchase agreement; and FPL and FMPA agreed to enter into a new power purchase agreement giving FMPA the right to purchase limited amounts of power in the future at a specified price. FMPA agreed to dismiss the lawsuit with prejudice, and both parties agreed to exchange mutual releases. The settlement will reduce FPL's fourth quarter 1999 net income by approximately $42 million.


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

RESULTS OF OPERATIONS

While the majority of FPL Group's earnings continue to come from FPL, the growth in quarterly earnings is primarily the result of growth and improved results at FPL Energy. Year-to-date 1999 earnings reflect a $149 million ($96 million after-tax) gain recorded in the first quarter by FPL Group Capital on the sale on an investment in Adelphia common stock and a $176 million ($104 million after-tax) impairment loss recorded in the second quarter by FPL Energy related to the fossil assets purchased from CMP. Excluding these items, FPL Group's year-to-date earnings growth is also primarily the result of FPL Energy's growth and improved results.

FPL - FPL's net income was up slightly for the three and nine months ended September 30, 1999. FPL's revenue from retail base operations for the three and nine months ended September 30, 1999, were $1.0 billion and $2.7 billion, respectively, and $1.1 billion and $2.9 billion for the same periods in 1998. Lower revenues from retail base operations resulted mainly from the rate reduction agreement, which became effective in April 1999, as well as a decline in energy usage per retail customer. Usage per retail customer was down 0.3% and 1.4% for the three and nine months ended September 30, 1999, respectively, mainly as a result of warmer weather in the summer of 1998. The number of customer accounts, however, increased 2.1% and 2.0% for the same periods.

The rate reduction agreement provides for a $350 million reduction in annual revenue from retail base operations allocated to all customers on a cents-per-kilowatt-hour basis. Additionally, the rate reduction agreement sets forth a revenue sharing mechanism for each of the three years covered by the agreement, whereby revenue from retail base operations in excess of a stated threshold will be shared with retail customers on the basis of two-thirds refunded to retail customers and one-third retained by FPL. Revenues from retail base operations in excess of a second threshold will be refunded 100% to retail customers. The thresholds for the twelve months ended April 14, 2000, are $3.4 billion and $3.556 billion, respectively. Offsetting the annual revenue reduction will be lower special depreciation.
 The rate reduction agreement allows for special depreciation of up to $100 million, at FPL's discretion, in each year of the three-year agreement period to be applied to nuclear and/or fossil generating assets. This new depreciation program replaced the previous program whereby $378 million of special amortization was recorded in 1998. See Note 1 - Regulation.

FPL's other operations and maintenance expense decreased for both the three and nine months ended September 30, 1999, primarily reflecting successful cost control efforts as well as the timing of expenditures. Depreciation and amortization expense also decreased for those periods as a result of lower special depreciation. For the three and nine months ended September 30, 1999, FPL recorded approximately $21 million and $103 million of special depreciation/amortization compared to approximately $90 million and $238 million for the three and nine months ended September 30, 1998, respectively. Lower interest expense for the three and nine months ended September 30, 1999 is the result of lower average debt balances and the full amortization in 1998 of deferred costs associated with reacquired debt.

In October 1999, FPL and FMPA entered into a settlement agreement pursuant to which FPL agreed to pay FMPA a cash settlement; FPL agreed to reduce the demand charge on an existing power purchase agreement; and FPL and FMPA agreed to enter into a new power purchase agreement giving FMPA the right to purchase limited amounts of power in the future at a specified price. FMPA agreed to dismiss the lawsuit with prejudice, and both parties agreed to exchange mutual releases. The settlement will reduce FPL's fourth quarter 1999 net income by approximately $42 million. See Note 7 - Settlement of Litigation.

FPL Energy - FPL Energy's net income for the three and nine months ended September 30, 1999 benefited from improved results from its natural gas operations in the eastern United States, as well as the addition of the Maine generating assets and new and repowered wind projects. FPL Energy's net income for the nine months ended September 30, 1999 includes the effect of a $176 million ($104 million after-tax) impairment loss recorded in the second quarter of 1999. Earnings in all periods include the effect of imputed interest expense on an assumed capital structure of 50% debt for operating projects and 100% debt for projects under construction.

Corporate and Other - Net income for the three and nine months ended September 30, 1999 for the corporate and other segment reflects a $149 million ($96 million after-tax) gain recorded by FPL Group Capital on the sale of an investment in Adelphia common stock in the first quarter of 1999.

In October 1999, an FPL Group Capital subsidiary redeemed its one-third ownership interest in a cable limited partnership, which had been accounted for on the equity method, resulting in an after-tax gain of approximately $66 million. See Note 7 - Redemption of Interest in Cable Limited Partnership.

Year 2000 - FPL Group is essentially complete with its plan to address the potential impact of the year 2000 on its technology systems. FPL Group has prepared its year 2000 contingency plans, which are based upon certain hypothetical year 2000 scenarios at the operating level (such as generation, transmission and distribution), as well as at the business level (such as customer service, procurement and accounting). These plans are intended to mitigate both internal risks and potential risks in FPL Group's supply chain. During the remainder of 1999, FPL Group will continue to conduct training and drills, as well as evaluate and update its contingency plans. In addition, FPL Group has retained independent engineering and hardware/software remediation firms to validate and verify mission critical and other important aspects of its year 2000 program. The estimated cost of addressing year 2000 issues is expected to be approximately $40 million, of which approximately 83% had been spent through September 30, 1999. The remainder is a cost estimate for verification, mitigation, training and rollover staffing. FPL Group believes that the most reasonably likely worst case scenarios relating to the year 2000 could include a temporary disruption of service to customers, caused by a potential disruption in fuel supply, water supply and telecommunications, as well as transmission grid disruptions caused by other companies whose electrical systems are interconnected with FPL.

LIQUIDITY AND CAPITAL RESOURCES

See Note 3 - Long-Term Debt for financing activity during the nine months ended September 30, 1999. In addition, approximately $230 million principal amount of FPL's 5 1/2% first mortgage bonds matured in July 1999.
 During the three and nine months ended September 30, 1999, FPL Group repurchased 100,000 and 1,570,000 shares of common stock, respectively. As of September 30, 1999, available bank lines of credit, which support the commercial paper program, aggregated approximately $2.5 billion ($900 million for FPL).

For information concerning capital commitments see Note 4 - Commitments.




PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the 1998 Form 10-K for FPL Group and FPL.

In October 1999, FPL and FMPA entered into a settlement agreement pursuant to which FPL agreed to pay FMPA a cash settlement; FPL agreed to reduce the demand charge on an existing power purchase agreement; and FPL and FMPA agreed to enter into a new power purchase agreement giving FMPA the right to purchase limited amounts of power in the future at a specified price. FMPA agreed to dismiss the lawsuit with prejudice, and both parties agreed to exchange mutual releases. The settlement will reduce FPL's fourth quarter 1999 net income by approximately $42 million.

Item 5.  Other Information

Reference is made to Item 1. Business - Other FPL Group Operations - FPL Energy in the 1998 Form 10-K for FPL Group and FPL.

Effective September 30, 1999, FPL Energy, Inc. was converted from a corporation to a limited liability company. The new name is FPL
Energy, LLC.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit


       Exhibit                                                                                        FPL
       Number                                       Description                                      Group    FPL
	4                 Officer's Certificate of FPL Group Capital dated September 7, 1999,
			  creating the 7 5/8% Debentures, series due September 15, 2006               x
	10(a)             Employment Agreement between FPL Group and James L. Broadhead, amended
			  and restated as of May 10, 1999                                             x
	10(b)             Employment Agreement between FPL Group and Dennis P. Coyle, amended
			  and restated as of May 10, 1999                                             x
	10(c)             Employment Agreement between FPL Group and Paul J. Evanson, amended
			  and restated as of May 10, 1999                                             x
	10(d)             Employment Agreement between FPL Group and Lewis Hay III, dated as
			  of September 13, 1999                                                       x
	10(e)             Employment Agreement between FPL Group and Lawrence J. Kelleher, amended
			  and restated as of May 10, 1999                                             x
	10(f)             Employment Agreement between FPL Group and Thomas F. Plunkett, amended
			  and restated as of May 10, 1999                                             x
	10(g)             Employment Agreement between FPL Group and Michael W. Yackira, amended
			  and restated as of May 10, 1999                                             x
	12(a)             Computation of Ratio of Earnings to Fixed Charges                           x
	12(b)             Computation of Ratios                                                               x
	27                Financial Data Schedule                                                     x       x



(b) Reports on Form 8-K

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on July 20, 1999 by FPL Group filing exhibits under Item 7. Financial Statements and Exhibits.



			       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

			    FPL GROUP, INC.
		    FLORIDA POWER & LIGHT COMPANY
			    (Registrants)

Date:  November 10,1999     K. MICHAEL DAVIS
			    ----------------
			    K. Michael Davis
	  Controller and Chief Accounting Officer of FPL Group, Inc.
		 Vice President, Accounting, Controller and
	  Chief Accounting Officer of Florida Power & Light Company
		(Chief Accounting Officer of the Registrants)