Form 10-K
period 1999-12-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2000-03-02
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

	           WASHINGTON, D.C. 20549

	                 FORM 10-K

	[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended December 31, 1999

	OR

	[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934


Commission	Exact name of Registrants as specified in their charters, address of	IRS Employer
File Number	  principal executive offices and Registrants' telephone number	        Identification Number
-------------------------------------------------------------------------------------------------------------
1-8841	        FPL GROUP, INC.	                                                         59-2449419
1-3545	        FLORIDA POWER & LIGHT COMPANY	                                         59-0247775
		700 Universe Boulevard
		Juno Beach, Florida 33408
		(561) 694-4000



State or other jurisdiction of incorporation or organization:  Florida

	                                             Name of exchange
	                                             on which registered
Securities registered pursuant to
Section 12(b) of the Act:
   FPL Group, Inc.:  Common Stock, $0.01 Par Value
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock of FPL Group, Inc. held by non-affiliates as of January 31, 2000 (based on the closing market price on the Composite Tape on January 31, 2000) was $7,495,697,770 (determined by subtracting from the number of shares outstanding on that date the number of shares held by directors and officers of FPL Group, Inc.).

There was no voting stock of Florida Power & Light Company held by non-affiliates as of January 31, 2000.

The number of shares outstanding of each class of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 Par Value, outstanding at January 31, 2000: 178,246,835 shares

As of January 31, 2000, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

	           DOCUMENTS INCORPORATED BY REFERENCE

Portions of FPL Group, Inc.'s Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
	______________________________

This combined Form 10-K represents separate filings by FPL Group, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.

	                      DEFINITIONS


Acronyms and defined terms used in the text include the following:






Term	Meaning
capacity clause              Capacity cost recovery clause
CMP                          Central Maine Power Company
charter                      Restated Articles of Incorporation, as amended, of FPL Group or FPL, as the case may be
Coalition                    The Coalition for Equitable Rates
conservation clause          Energy conservation cost recovery clause
DOE                          U.S. Department of Energy
EMF                          Electric and magnetic fields
environmental clause         Environmental compliance cost recovery clause
FDEP                         Florida Department of Environmental Protection
FERC                         Federal Energy Regulatory Commission
FIPUG                        The Florida Industrial Power Users Group
FGT                          Florida Gas Transmission Company
FMPA                         Florida Municipal Power Agency
FPL                          Florida Power & Light Company
FPL Energy                   FPL Energy, LLC (and its predecessor FPL Energy, Inc.)
FPL FiberNet                 FPL FiberNet, LLC
FPL Group                    FPL Group, Inc.
FPL Group Capital            FPL Group Capital Inc
FPSC                         Florida Public Service Commission
fuel clause                  Fuel and purchased power cost recovery clause
Holding Company Act          Public Utility Holding Company Act of 1935, as amended
IBEW                         International Brotherhood of Electrical Workers
JEA                          Jacksonville Electric Authority
kv                           Kilovolt
kwh                          Kilowatt-hour
Management's Discussion      Item 7. Management's Discussion and Analysis of Financial Condition
                             and Results of Operations
mortgage                     FPL's Mortgage and Deed of Trust dated as of January 1, 1944, as supplemented and amended
mw                           Megawatt(s)
Note                         Note     to Consolidated Financial Statements
NRC                          U.S. Nuclear Regulatory Commission
Nuclear Waste Policy Act     Nuclear Waste Policy Act of 1982
O&M expenses                 Other operations and maintenance expenses in the Consolidated
                             Statements of Income
Public Counsel               State of Florida Office of Public Counsel
PURPA                        Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities        Non-utility power production facilities meeting the requirements of a qualifying facility under the PURPA
Reform Act                   Private Securities Litigation Reform Act of 1995
ROE                          Return on common equity
RTOs                         Regional Transmission Organizations
SJRPP                        St. Johns River Power Park




SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

In connection with the safe harbor provisions of the Reform Act, FPL Group and FPL (collectively, the Company) are hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company which are made in this combined Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Company's actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Company.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in laws or regulations, changing governmental policies and regulatory actions, including those of the FERC, the FPSC, the PURPA, the Holding Company Act and the NRC, with respect to allowed rates of return including but not limited to ROE and equity ratio limits, industry and rate structure, operation of nuclear power facilities, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, decommissioning costs, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

The business and profitability of the Company are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions (including natural disasters such as hurricanes), population growth rates and demographic patterns, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation or in accounting standards, unanticipated delays or changes in costs for capital projects, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities and legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of the Company.



	                         PART I

Item 1.  Business

	                       FPL GROUP

FPL Group is a public utility holding company, as defined in the Holding Company Act. It was incorporated in 1984 under the laws of Florida. FPL Group's principal subsidiary, FPL, is engaged in the generation, transmission, distribution and sale of electric energy. FPL Group Capital, a wholly-owned subsidiary of FPL Group, holds the capital stock and provides funding for the operating subsidiaries other than FPL. The business activities of these operating subsidiaries primarily consist of FPL Energy's independent power projects. For financial information regarding segments, see Note 14. In 2000, FPL Group Capital formed a new subsidiary to sell wholesale fiber-optic network capacity. At December 31, 1999, FPL Group and its subsidiaries employed 10,717 persons.

FPL Group is exempt from substantially all of the provisions of the Holding Company Act on the basis that FPL Group's and FPL's businesses are predominantly intrastate in character and carried on substantially in a single state in which both are incorporated.

	                      FPL OPERATIONS

General. FPL was incorporated under the laws of Florida in 1925 and is a wholly-owned subsidiary of FPL Group. FPL supplies electric service throughout most of the east and lower west coasts of Florida with a population of approximately seven million. During 1999, FPL served approximately 3.8 million customer accounts. Operating revenues were as follows:


                                                           Years Ended December 31,
                                                           1999     1998      1997
                                                                 (millions)
Residential ...........................................   $3,357   $3,580    $3,394
Commercial ............................................    2,226    2,239     2,222
Industrial ............................................      190      197       206
Other, including the net change in unbilled revenues ..      284      350       310
                                                          $6,057   $6,366    $6,132



Regulation. The retail operations of FPL provided approximately 99% of FPL's operating revenues for 1999. Such operations are regulated by the FPSC which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters. FPL is also subject to regulation by the FERC in various respects, including the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.

FPL's nuclear power plants are subject to the jurisdiction of the NRC. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject such power plants to continuing review and regulation.

Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, EMF from power lines and substations, noise and aesthetics, solid waste and other environmental matters. Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. See Item 3. Legal Proceedings. Capital expenditures required to comply with environmental laws and regulations for 2000-02 are included in FPL's projected capital expenditures set forth in Item 1. Business - FPL Operations - Capital Expenditures and are not material.

FPL currently holds 190 franchises with varying expiration dates to provide electric service in various municipalities and counties in Florida. FPL considers its franchises to be adequate for the conduct of its business.

Retail Ratemaking. The underlying concept of utility ratemaking is to set rates at a level that allows the utility the opportunity to collect from customers total revenues (revenue requirements) equal to its cost of providing service, including a reasonable rate of return on invested capital. To accomplish this, the FPSC uses various ratemaking mechanisms.

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

FPL's last full rate proceeding was in 1984. In 1990, FPL's base rates were reduced following a change in federal income tax rates. In 1999, the FPSC approved a three-year agreement among FPL, Public Counsel, FIPUG and Coalition regarding FPL's retail base rates, authorized regulatory ROE, capital structure and other matters. The agreement, which became effective April 15, 1999, provides for a $350 million reduction in annual revenues from retail base operations allocated to all customers on a cents-per-kilowatt-hour basis. Additionally, the agreement sets forth a revenue sharing mechanism for each of the twelve-month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold will be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL. Revenues from retail base operations in excess of a second threshold will be refunded 100% to retail customers.

The thresholds are as follows:

                                                    Twelve Months Ended
                                                         April 14,
                                                 2000      2001      2002
                                                          (millions)

Threshold to refund 66 2/3% to customers .....  $3,400    $3,450    $3,500
Threshold to refund 100% to customers ........  $3,556    $3,606    $3,656

Offsetting the annual revenue reduction will be lower special depreciation. The agreement allows for special depreciation of up to $100 million, at FPL's discretion, in each year of the three-year agreement period to be applied to nuclear and/or fossil generating assets. Under this new depreciation program, FPL recorded approximately $70 million of special depreciation in 1999. The new depreciation program replaced a revenue-based special amortization program whereby special amortization in the amount of $63 million, $378 million and $199 million was recorded in 1999, 1998 and 1997, respectively.

In addition, the agreement lowered FPL's authorized regulatory ROE range to 10% - 12% from 11% - 13%. During the term of the agreement, the achieved ROE may from time to time be outside the authorized range, and the revenue sharing mechanism described above is specified to be the appropriate and exclusive mechanism to address that circumstance. For purposes of calculating ROE, the agreement establishes a cap on FPL's adjusted equity ratio of 55.83%. The adjusted equity ratio reflects a discounted amount for off-balance sheet obligations under certain long-term purchased power contracts. Finally, included in the agreement are provisions which limit depreciation rates, and accruals for nuclear decommissioning and fossil dismantlement costs, to currently approved levels and limit amounts recoverable under the environmental clause during the term of the agreement.

The agreement states that Public Counsel, FIPUG and Coalition will neither seek nor support any additional base rate reductions during the three-year term of the agreement unless such reduction is initiated by FPL. Further, FPL agreed to not petition for any base rate increases that would take effect during the term of the agreement.

Fuel costs totaled $1.7 billion in 1999 and are recovered through levelized charges per kwh established pursuant to the fuel clause. These charges are calculated annually based on estimated fuel costs and estimated customer usage for the following year, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods.

Capacity payments to other utilities and generating companies for purchased power are recovered through the capacity clause and base rates. In 1999, $440 million was recovered through the capacity clause. Costs associated with implementing energy conservation programs totaled $83 million in 1999 and are recovered through the conservation clause. Costs of complying with federal, state and local environmental regulations enacted after April 1993 totaled $16 million in 1999 and are recovered through the environmental clause to the extent not included in base rates. The new rate agreement limits recovery under this clause to $12.8 million in 2000 and $6.4 million in 2001, with no further amounts recoverable during the remaining term of the agreement.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred. Such costs may include O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable and costs associated with the construction or acquisition of new facilities.

Competition. The electric utility industry is facing increasing competitive pressure. FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 1999, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues. A number of potential merchant plants have been announced to date in Florida. However, only two submissions to seek a determination of need totaling approximately 1,000 mw have been presented to the FPSC. In March 1999, the FPSC approved one of the petitions for a power plant to be constructed within FPL's service territory. FPL, along with other Florida utilities, has appealed the decision to the Florida Supreme Court.

Almost half of the states, other than Florida, have enacted legislation or have state commissions that issued orders designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers. Similar initiatives are also being pursued on the federal level. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generation assets should be separated from transmission, distribution and other assets. It is generally believed transmission and distribution activities would remain regulated. Since there is no deregulation proposal currently under consideration in Florida, FPL is unable to predict the impact of a change to a more competitive environment or when such a change might occur.

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

While legislators and state regulatory commissions will decide what role, if any, competitive forces will have on retail transactions, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. In 1993, FPL filed with the FERC a comprehensive revision of its service offerings in the wholesale market. FPL proposed changes to its wholesale sales tariffs for service to municipal and cooperatively-owned electric utilities and its power sharing (interchange) agreements with other utilities. A final decision by the FERC on this filing is pending.

In December 1999, the FERC issued its final order on regional transmission organizations or RTOs. RTOs, under a variety of structures, provide for the independent operation of transmission systems for a given geographic area. The final order establishes guidelines for public utilities to use in considering and/or developing plans to initiate operations of RTOs. The order requires all public utilities to file with the FERC by October 15, 2000, a proposal for an RTO with certain minimum characteristics and functions to be operational by December 15, 2001, or alternatively, a description of efforts to participate in an RTO, any existing obstacles to RTO participation and any plans to work toward RTO participation. FPL is evaluating various alternatives for compliance with the order.

System Capability and Load. FPL's resources for serving summer load as of December 31, 1999 consisted of 18,649 mw, of which 16,444 mw are from FPL-owned facilities (see Item 2. Properties - Generating Facilities) and 2,205 mw are obtained through purchased power contracts. See Note 12 -
 Contracts. The compounded annual growth rate of retail kwh sales and number of retail customers was 2.9% and 1.9%, respectively, for the three years ended December 31, 1999. It is anticipated that retail kwh sales will grow at a compounded annual rate of approximately 3.7% for the next three years.

Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for a short period of time. However, customer usage and operating revenues are typically higher during the summer months largely due to the prevalent use of air conditioning in FPL's service territory. In 1998, FPL set four consecutive records for summertime peak demand, ranging from 17,156 mw to 17,897 mw. Adequate resources were available at the time of each peak to meet customer demand.

In 1999, the FPSC scheduled hearings to consider appropriate reserve margin targets for peninsular Florida. The FPSC approved a proposal by FPL and two other Florida utilities to voluntarily adopt a 20% reserve margin target to be achieved by 2004. FPL's reserve margin target is currently 15%.

FPL intends to repower its two Fort Myers units and two of its three Sanford units by the end of 2002; these projects will be phased in beginning in 2001. FPL will also add two new gas-fired combustion turbines at its Martin site in 2001, and add new combustion turbines and/or gas-fired combined cycle units from 2003-09. These actions, plus other changes to FPL's existing units and purchased power contracts, are expected to increase FPL's net generating capability by over 4,000 mw.

Capital Expenditures. FPL's capital expenditures totaled approximately $924 million in 1999, $617 million in 1998 and $551 million in 1997. Capital expenditures for the 2000-02 period are expected to be $3.1 billion, including $1.3 billion in 2000. This estimate is subject to continuing review and adjustment, and actual capital expenditures may vary from this estimate. See Management's Discussion - Liquidity and Capital Resources.

Nuclear Operations. FPL owns and operates four nuclear units, two at Turkey Point and two at St. Lucie. The operating licenses for Turkey Point Units Nos. 3 and 4 expire in 2012 and 2013, respectively. The operating licenses for St. Lucie Units Nos. 1 and 2 expire in 2016 and 2023, respectively. The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications. A condition of the operating license for each unit requires an approved plan for decontamination and decommissioning. FPL's current plans provide for prompt dismantlement of the Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2012 and 2013, respectively. Current plans call for St. Lucie Unit No. 1 to be mothballed beginning in 2016 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 beginning in 2023. See estimated cost data in Note 1 - Decommissioning and Dismantlement of Generating Plant. FPL has informed the NRC of its intent to apply for a 20-year license renewal for each of its four nuclear units. FPL expects to file the application with the NRC in 2000 for the Turkey Point units and 2002 for the St. Lucie units.

Fuel. FPL's generating plants use a variety of fuels. See Item 2. Properties - Generating Facilities and Note 12 - Contracts. The diverse fuel options, along with purchased power, enable FPL to shift between sources of generation to achieve an economical fuel mix.

FPL has three contracts in place with FGT that satisfy substantially all of the anticipated needs for natural gas transportation. Additional agreements were executed to extend and provide incremental volumes to the Ft. Myers and Sanford plants, subject to approval by the FERC. The three existing contracts expire in 2010, 2015 and 2022 but can be extended at FPL's option. To the extent desirable, FPL can also purchase interruptible gas transportation service from FGT based on pipeline availability. FPL has a long-term natural gas supply contract at market rates to provide a portion of FPL's anticipated needs for natural gas. The remainder of FPL's gas requirements are purchased under other contracts and in the spot market.

FPL has, through its joint ownership interest in SJRPP Units Nos. 1 and 2, long-term coal supply and transportation contracts for a portion of the fuel needs for those units. All of the transportation requirements and a portion of the fuel supply needs for Scherer Unit No. 4 are covered by a series of annual and long-term contracts. The remaining fuel requirements will be obtained in the spot market. FPL's oil requirements are obtained under short- and long-term contracts and in the spot market.

FPL leases nuclear fuel for all four of its nuclear units. Currently, FPL is storing spent fuel on site and plans to provide adequate storage capacity for all of its spent nuclear fuel, pending its removal by the DOE.
 See Note 1 - Nuclear Fuel. Under the Nuclear Waste Policy Act, the DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants. Through December 1999, FPL has paid approximately $401 million in such fees to the DOE's Nuclear Waste Fund. The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act. In 1997, a court ruled, in response to petitions filed by utilities, state governments and utility commissions, that the DOE could not assert a claim that its delay was unavoidable in any defense against lawsuits by utilities seeking money damages arising out of the DOE's failure to perform its obligations. In 1998, FPL filed a lawsuit against the DOE seeking in excess of $300 million in damages caused by the DOE's failure to dispose of spent nuclear fuel from FPL's nuclear power plants. The matter is pending.

Energy Marketing and Trading. FPL's Energy Marketing & Trading Division buys and sells wholesale energy commodities, such as natural gas, oil and electric power. The division procures natural gas and oil for FPL's and FPL Energy's use in power generation and sells excess electric power. Substantially all of the results of FPL activities are passed through to customers in the fuel or capacity clauses. FPL Energy's results of these activities are recognized in income by FPL Energy. The level of activity is expected to grow as FPL and FPL Energy seek to manage the risk associated with fluctuating commodity prices and increase the value of their power generation assets.

Electric and Magnetic Fields. In recent years, public, scientific and regulatory attention has been focused on possible adverse health effects of EMF. These fields are created whenever electricity flows through a power line or an appliance. Several epidemiological (i.e., statistical) studies have suggested a linkage between EMF and certain types of cancer, including leukemia and brain cancer; other studies have been inconclusive, contradicted earlier studies or have shown no such linkage. Neither these epidemiological studies nor clinical studies have produced any conclusive evidence that EMF does or does not cause adverse health effects. In 1998, a working group of the National Institute of Environmental Health Sciences issued a report classifying EMF as a possible human carcinogen.

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

Employees. FPL had 9,783 employees at December 31, 1999. Approximately 35% of the employees are represented by the IBEW under a collective bargaining agreement with FPL expiring on October 31, 2000.

                    FPL ENERGY OPERATIONS

FPL Energy. FPL Energy, a wholly-owned subsidiary of FPL Group Capital, was formed in 1998 to aggregate FPL Group's existing unregulated energy-related operations. Effective September 30, 1999, FPL Energy, Inc. was converted from a corporation to a limited liability company, and the name was changed to FPL Energy, LLC.

FPL Energy's participation in the domestic energy market has evolved in recent years from non-controlling equity investments to a more active role that includes ownership, development, construction, management and operation of many projects. In 1999, FPL Energy established regional offices in Pennsylvania and Texas and plans to open several more regional offices in 2000. FPL Energy is actively involved in managing more than 80% of its projects, which represents approximately 95% of the net generating capacity in which FPL Energy has an ownership interest. This active role is expected to continue as opportunities in the unregulated generation market are pursued. As of December 31, 1999, FPL Energy had ownership interests in operating independent power projects with a net generating capacity of 3,004 mw. These projects' fuel sources are 40% gas, 24% oil, 15% wind, 12% hydro and 9% other. Diversity in project locations reduces seasonal volatility on a portfolio basis. The projects are located in the following regions:

Region                          % of Capacity
Northeast .....................      48%
Mid-Atlantic ..................      27%
West ..........................      18%
Central .......................       4%
Colombia, South America .......       3%

Currently, approximately 30% of FPL Energy's net generating capacity has qualifying facility status under PURPA. Qualifying facility electricity may be generated from hydropower, wind, solar, geothermal, fossil fuels, biomass or waste-product combustion. Utilities pay for qualifying facility electricity on the basis of each utility's avoided cost of power. Qualifying facility status exempts the projects from the application of the Holding Company Act, many provisions of the Federal Power Act, and state laws and regulations respecting rates and financial or organizational regulation of electric utilities. FPL Energy also has ownership interest in operating independent power projects that have received exempt wholesale generator status as defined in the Holding Company Act. These projects represent approximately 70% of FPL Energy's net generating capacity.
Exempt wholesale generators own or operate a facility exclusively to sell electric energy at wholesale. They are barred from selling electricity directly to retail customers. While projects with qualifying facility and exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including those regarding siting, construction, operation, licensing and pollution abatement.

In 1999, FPL Energy completed the purchase of CMP's non-nuclear generating assets, primarily fossil and hydro power plants, for $866 million. The purchase price was based on an agreement, subject to regulatory approvals, reached with CMP in January 1998. In October 1998, the FERC struck down transmission rules that had been in effect in New England since the 1970s. The FERC rulings regarding transmission, as well as the announcement of new entrants into the market and changes in fuel prices since January 1998, resulted in FPL Energy recording a $176 million pre-tax impairment loss related to the fossil assets. The acquisition was accounted for under the purchase method of accounting and the results of operating the Maine assets have been included in FPL Group's consolidated financial statements since the acquisition date. See Note 9.

FPL Energy's capital expenditures and investments totaled approximately $1.5 billion, $521 million and $291 million in 1999, 1998 and 1997, respectively.
 FPL Energy is currently constructing a 1,000 mw combined-cycle natural gas-fired plant in Texas, of which FPL Energy owns 99%. This plant is expected to become operational in 2000 and has 70% of the capacity under one- to five-year contracts. As of December 31, 1999, FPL Energy had remaining commitments of $71 million for the development of this plant. In addition, FPL Energy has announced plans to build five plants that would add approximately 2,100 mw to its generating capacity by 2003. See Management's Discussion - Liquidity and Capital Resources.

Deregulation of the electric utility market presents both opportunities and risks for FPL Energy. Opportunities exist for the selective acquisition of generation assets that are being divested under deregulation plans and for the construction and operation of efficient plants that can sell power in competitive markets. Substantially all of the energy produced in 1999 by FPL Energy's independent power projects was sold through power sales agreements with utilities that expire in 2000-24. As competitive wholesale markets become more accessible to other generators, obtaining power sales agreements will become a progressively more competitive process. FPL Energy expects that as its existing power sales agreements expire, more of the energy produced will be sold through shorter-term contracts and into competitive wholesale markets.

Competitive wholesale markets in the United States continue to evolve and vary by geographic region. Revenues from electricity sales in these markets will vary based on the prices obtainable for energy, capacity and other ancillary services. Some of the factors affecting success in these markets include the ability to operate generating assets efficiently, the price and supply of fuel, transmission constraints, competition from new sources of generation, demand growth and exposure to legal and regulatory changes.

FPL Energy had 825 employees at December 31, 1999. Approximately 18% of the employees are represented by the IBEW under a collective bargaining agreement with FPL Energy expiring on February 28, 2003.

	             OTHER FPL GROUP OPERATIONS

FPL FiberNet. FPL FiberNet was formed in January 2000 to enhance the value of FPL Group's fiber-optic network assets that were originally built to support FPL operations. Accordingly, FPL's existing 1,600 mile fiber-optic lines were transferred to FPL FiberNet in January 2000. FPL FiberNet will sell wholesale fiber-optic network capacity to FPL and other new and existing customers, primarily telephone, cable television, internet and other telecommunications companies. The existing network interconnects cities in Florida from Miami to Jacksonville on the east coast, Lake City in the north, and Tampa to Naples on the west coast. FPL FiberNet plans to invest approximately $225 million over the next three years to expand the existing network within major cities throughout Florida. See Note 13.

        EXECUTIVE OFFICERS OF THE REGISTRANTS (a)(b)


        Name           Age                                Position                                  Effective Date
James L. Broadhead     64    Chairman of the Board and Chief Executive Officer of FPL Group ....   May 8, 1990
                             Chairman of the Board and Chief Executive Officer of FPL ..........   January 15, 1990
Dennis P. Coyle        61    General Counsel and Secretary of FPL Group ........................   June 1, 1991
                             General Counsel and Secretary of FPL ..............................   July 1, 1991
K. Michael Davis       53    Controller and Chief Accounting Officer of FPL Group ..............   May 13, 1991
                             Vice President, Accounting, Controller and Chief Accounting
                               Officer of FPL ..................................................   July 1, 1991
Paul J. Evanson        58    President of FPL ..................................................   January 9, 1995
Lewis Hay, III         44    Vice President, Finance and Chief Financial Officer of FPL Group ..   August 2, 1999
                             Senior Vice President, Finance and Chief Financial Officer of FPL .   August 2, 1999
Lawrence J. Kelleher   52    Vice President, Human Resources of FPL Group ......................   May 13, 1991
                             Senior Vice President, Human Resources of FPL .....................   July 1, 1991
Robert L. McGrath      46    Treasurer of FPL Group ............................................   January 11, 2000
                             Treasurer of FPL ..................................................   January 11, 2000
Armando J. Olivera     50    Senior Vice President, Power Systems of FPL .......................   July 1, 1999
Thomas F. Plunkett     60    President, Nuclear Division of FPL ................................   March 1, 1996
Antonio Rodriguez      57    Senior Vice President, Power Generation of FPL ....................   July 1, 1999
Michael W. Yackira     48    President of FPL Energy, LLC ......................................   January 15, 1998
____________________
(a)	Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.
Except as noted below, each officer has held his present position for five years or more and his employment history is continuous.
(b) The business experience of the executive officers is as follows:   Mr. Hay was senior vice president and chief
financial officer of US Foodservice, a food service distributor, from 1991 to 1997.  From 1997 to 1999 he was executive vice president and chief financial officer of US Foodservice.  Mr. McGrath was assistant treasurer of FPL
Group and FPL from February 1998 to January 2000.  Prior to that, Mr. McGrath was vice president and chief financial officer of ESI Energy, Inc.  Mr. Olivera was vice president, distribution of FPL from February 1997 to
July 1999.  Prior to that, Mr. Olivera was vice president, power delivery of FPL.  Mr. Plunkett was site vice president at Turkey Point.  Mr. Rodriguez was vice president, power delivery of FPL from February 1997 to July
1999.  Prior to that, Mr. Rodriguez was vice president, operations of FPL's power generation division.  Mr. Yackira was vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL from January 1995 to January 1998.



Item 2.  Properties

FPL Group and its subsidiaries maintain properties which are adequate for their operations. At December 31, 1999, the electric generating, transmission, distribution and general facilities of FPL represent 45%, 13%, 35% and 7%, respectively, of FPL's gross investment in electric utility plant in service.

Generating Facilities. As of December 31, 1999, FPL Group had the following generating facilities:


                                                                     No. of                               Net
                 Facility                         Location           Units      Fuel               Capability (mw)(a)
FPL:
STEAM TURBINES
  Cape Canaveral ......................     Cocoa, FL                   2      Oil/Gas                    804
  Cutler ..............................     Miami, FL                   2      Gas                        215
  Fort Myers ..........................     Fort Myers, FL              2      Oil                        543
  Manatee .............................     Parrish, FL                 2      Oil                      1,625
  Martin ..............................     Indiantown, FL              2      Oil/Gas                  1,631
  Port Everglades .....................     Port Everglades, FL         4      Oil/Gas                  1,242
  Riviera .............................     Riviera Beach, FL           2      Oil/Gas                    573
  St. Johns River Power Park ..........     Jacksonville, FL            2      Coal/Petroleum Coke        254(b)
  St. Lucie ...........................     Hutchinson Island, FL       2      Nuclear                  1,553(c)
  Sanford .............................     Lake Monroe, FL             3      Oil/Gas                    934
  Scherer .............................     Monroe County, GA           1      Coal                       658(d)
  Turkey Point ........................     Florida City, FL            2      Oil/Gas                    810
                                                                        2      Nuclear                  1,386
COMBINED-CYCLE
  Lauderdale ..........................     Dania, FL                   2      Gas/Oil                    860
  Martin ..............................     Indiantown, FL              2      Gas                        950
  Putnam ..............................     Palatka, FL                 2      Gas/Oil                    498
COMBUSTION TURBINES
  Fort Myers ..........................     Fort Myers, FL             12      Oil                        636
  Lauderdale ..........................     Dania, FL                  24      Oil/Gas                    840
  Port Everglades .....................     Port Everglades, FL        12      Oil/Gas                    420
DIESEL UNITS
  Turkey Point ........................     Florida City, FL            5      Oil                         12
TOTAL .................................                                                                16,444

FPL Energy:
  Cerro Gordo .........................     Clearlake, IA              54      Wind                        42
  Doswell .............................     Ashland, VA                 4      Gas                        665
  Maine ...............................     Various - ME                7      Oil                        713
  Maine ...............................     Various - ME               92      Hydro                      373
  Maine ...............................     Ft. Fairfield, ME           1      Wastewood                   31
  Marcus Hook 50 ......................     Marcus Hook, PA             1      Gas                         50
  Southwest Mesa ......................     McCamey, TX               107      Wind                        75
  Vansycle ............................     Helix, OR                  38      Wind                        25
  Investments in Joint Ventures .......     Various                   N/M      Various                  1,030
TOTAL .................................                                                                 3,004
____________________
(a)	Represents FPL's net warm weather peaking capability and FPL Energy's net ownership interest in plant capacity.
(b)	Represents FPL's 20% ownership interest in each of SJRPP Units Nos. 1 and 2, which are jointly owned with the JEA.
(c)	Excludes Orlando Utilities Commission's and the FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(d)	Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with the JEA.



N/M - Not meaningful


Transmission and Distribution. As of December 31, 1999, FPL owned and operated 487 substations and the following electric transmission and distribution lines:



                                                                             Overhead Lines     Trench and Submarine
                          Nominal Voltage                                      Pole Miles           Cable Miles
500 kv ............................................................               1,107(a)                  -
230 kv ............................................................               2,246                    31
138 kv ............................................................               1,433                    49
115 kv ............................................................                 670                     -
 69 kv ............................................................                 166                    14
Less than 69 kv ...................................................              39,858                21,353
Total .............................................................              45,480                21,447
____________________
(a)	Includes approximately 75 miles owned jointly with the JEA.



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

The partnerships filed for bankruptcy under Chapter XI of the U.S. Bankruptcy Code in May 1997. In November 1997, the partnerships entered into an agreement with the holders of more than 70% of the bonds. This agreement gives the holders of a majority of the principal amount of the bonds (the majority bondholders) the right to control, fund and manage any litigation against FPL and the right to settle with FPL on any terms such majority bondholders approve, provided that certain agreements with sugar processors are not affected and certain other conditions are met.

In January 1998, the partnerships (through the attorneys for the majority bondholders) filed an answer denying the allegations in FPL's complaint and asserting a counterclaim for approximately $2 billion of actual damages, consisting of all capacity payments that could have been made over the 30-year term of the power purchase agreements plus some security deposits. The partnerships also seek three times their actual damages for alleged violations of Florida antitrust laws by FPL, FPL Group and FPL Group Capital, plus attorneys' fees. In October 1998, the trial court dismissed all of the partnerships' antitrust claims against FPL, FPL Group and FPL Group Capital. The partnerships appealed the trial court's dismissal to the Fourth District Court of Appeal which affirmed the trial court's decision as to FPL Group and FPL Group Capital and dismissed as premature the partnerships' appeal of the trial court's decision as to FPL. In June 1999, the partnerships' motion for summary judgment was denied; they have appealed.

In July 1990, FPL entered into an amended and restated agreement (the contract) with a qualifying facility (as defined by PURPA) located in Duval County, Florida. Construction of the facility, which is owned by Cedar Bay Generating Company, L.P. (Cedar Bay), was financed in part by loans from institutional investors, including Paribas.

The contract provides FPL with the right to dispatch the Cedar Bay facility "in any manner it deems appropriate." Despite this contractual right, Cedar Bay initiated an action in 1997 in the Circuit Court for Duval County, Florida, challenging, among other things, the manner in which the facility had been dispatched by FPL. Although the court granted summary judgment to FPL with regard to Cedar Bay's claim that FPL's dispatch decisions violated the express terms of the contract, it permitted a jury to hear Cedar Bay's claim that such dispatch decisions violated an implied duty of good faith and fair dealing. The jury awarded Cedar Bay approximately $13 million on this claim. Thereafter, the court entered a declaration that FPL was, in the future, to dispatch the Cedar Bay facility in accordance with certain specified parameters. FPL expects to recover the amount of this judgment through the capacity clause.

FPL has appealed both the jury award and the court's declaration. In October 1999, after FPL filed its notice of appeal in the Cedar Bay action, Paribas, on behalf of itself and a group of other Cedar Bay lenders, filed an action against FPL in the Circuit Court of Duval County. The suit alleges breach of contract, breach of an implied duty of good faith and fair dealing, fraud, tortious interference with contract and several other claims regarding the manner in which FPL has dispatched the Cedar Bay facility. It seeks unspecified damages and other relief.

FPL has moved to dismiss all counts of Paribas' complaint. If the jury award and court declaration in the Cedar Bay case is upheld fully on appeal, Paribas apparently believes that, they and the other lenders have no claims against FPL (or at least would have no damages arising therefrom), and has therefore moved to stay its own action pending resolution of the appeal in the Cedar Bay action.

In November 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA) brought an action in the U.S. District Court for the Northern District of Georgia against Georgia Power Company and other subsidiaries of The Southern Company for injunctive relief and the assessment of civil penalties for violations of the Prevention of Significant Deterioration (PSD) provisions and the New Source Performance Standards (NSPS) of the Clean Air Act. Among other things, the EPA alleges Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining a PSD permit, without complying with NSPS requirements, and without applying best available control technology for nitrogen oxides, sulfur dioxides and particulate matter as required by the Clean Air Act. The suit seeks injunctive relief requiring the installation of such technology and civil penalties of up to $25,000 per day for each violation from August 7, 1977 through January 30, 1997, and $27,000 per day for each violation thereafter. Georgia Power has filed an answer to the complaint asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.

In the event that FPL Group and FPL does not prevail in these suits, there may be a material adverse effect on their financial statements. However, FPL Group and FPL believe that they have meritorious defenses to the litigation and are vigorously defending these suits. Accordingly, the liabilities, if any, arising from these proceedings are not anticipated to have a material adverse effect on their financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

None
PART II

Item 5.  Market for the Registrants' Common Equity and Related
Stockholder Matters

Common Stock Data. All of FPL's common stock is owned by FPL Group. FPL Group's common stock is traded on the New York Stock Exchange. The high and low sales prices for the common stock of FPL Group as reported in the consolidated transaction reporting system of the New York Stock Exchange for each quarter during the past two years are as follows:


                                                                              1999                     1998
                          Quarter                                        High        Low         High         Low
First .......................................................         $61 15/16    $50 1/8     $65 3/16    $56 1/16
Second ......................................................         $60 1/2      $52 7/8     $65 5/8     $58 11/16
Third .......................................................         $56 11/16    $49 1/8     $70         $59 11/16
Fourth ......................................................         $52 1/2      $41 1/8     $72 9/16    $60 1/2



Approximate Number of Stockholders. As of the close of business on January 31, 2000, there were 49,694 holders of record of FPL Group's common stock.

Dividends. Quarterly dividends have been paid on common stock of FPL Group during the past two years in the following amounts:


                                            Quarter                                                    1999     1998
First .........................................................................................       $0.52    $0.50
Second ........................................................................................       $0.52    $0.50
Third .........................................................................................       $0.52    $0.50
Fourth ........................................................................................       $0.52    $0.50



The amount and timing of dividends payable on FPL Group's common stock are within the sole discretion of FPL Group's board of directors. The board of directors reviews the dividend rate at least annually (in February) to determine its appropriateness in light of FPL Group's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions and any other factors the board deems relevant. The ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. There are no restrictions in effect that currently limit FPL's ability to pay dividends to FPL Group. See Management's Discussion - Liquidity and Capital Resources and Note 4 - Common Stock Dividend Restrictions regarding dividends paid by FPL to FPL Group.
Item 6.  Selected Financial Data


                                                                            Years Ended December 31,
                                                               1999       1998        1997       1996       1995
SELECTED DATA OF FPL GROUP
(millions, except per share amounts):
Operating revenues ......................................    $ 6,438     $ 6,661     $ 6,369    $ 6,037    $ 5,592
Net income ..............................................    $   697     $   664     $   618    $   579    $   553
Earnings per share of common stock(a) ...................    $  4.07     $  3.85     $  3.57    $  3.33    $  3.16
Dividends paid per share of common stock ................    $  2.08     $  2.00     $  1.92    $  1.84    $  1.76
Total assets ............................................    $13,441     $12,029     $12,449    $12,219    $12,459
Long-term debt, excluding current maturities ............    $ 3,478     $ 2,347     $ 2,949    $ 3,144    $ 3,377
Obligations of FPL under capital lease, excluding
  current maturities ....................................    $   157     $   146     $   186    $   182    $   179
Preferred stock of FPL with sinking fund requirements,
  excluding current maturities ..........................    $     -     $     -     $     -    $    42    $    50
Energy sales (kwh) ......................................     92,483      91,041      84,642     80,889     79,756

SELECTED DATA OF FPL (millions):
Operating revenues ......................................    $ 6,057     $ 6,366     $ 6,132    $ 5,986    $ 5,530
Net income available to FPL Group........................    $   576     $   616     $   608    $   591    $   568
Total assets ............................................    $10,608     $10,748     $11,172    $11,531    $11,751
Long-term debt, excluding current maturities ............    $ 2,079     $ 2,191     $ 2,420    $ 2,981    $ 3,094
Energy sales (kwh) ......................................     88,067      89,362      82,734     80,889     79,756
Energy sales:
  Residential ...........................................       50.2%       50.9%       50.6%      51.1%      50.8%
  Commercial ............................................       40.3        38.8        39.8       38.6       38.5
  Industrial ............................................        4.5         4.4         4.7        4.7        4.9
  Interchange power sales ...............................        3.0         3.2         2.1        2.6        1.6
  Other(b) ..............................................        2.0         2.7         2.8        3.0        4.2
Total ...................................................      100.0%      100.0%      100.0%     100.0%     100.0%
Approximate 60-minute net peak served (mw)(c):
  Summer season .........................................     17,615      17,897      16,613     16,064     15,813
  Winter season .........................................     17,057      16,802      13,047     16,490     18,096
Average number of customer accounts (thousands):
  Residential ...........................................      3,332       3,266       3,209      3,153      3,097
  Commercial ............................................        405         397         389        381        374
  Industrial ............................................         16          15          15         15         15
  Other .................................................          3           2           3          2          3
Total ...................................................      3,756       3,680       3,616      3,551      3,489
Average price per kwh (cents)(d) ........................       6.87        7.13        7.37       7.39       6.97
____________________
(a)	Basic and assuming dilution.
(b) Includes the net change in unbilled sales.
(c)	Winter season includes November - December of the current year and January - March of the following year.
(d)	Excludes interchange power sales, net change in unbilled revenues and cost recovery clause revenues, and the provision for refund.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The operations of FPL continue to be the predominant contributor to FPL Group's earnings. Earnings growth, however, over the past two years has mostly come from improved results at FPL Energy.

FPL Group's 1999 net income and earnings per share grew 5.0% and 5.7%, respectively. The 1999 amounts include the net effect of several nonrecurring transactions that resulted in additional net income of $16 million, or $0.09 per share for the year. Excluding the nonrecurring items, FPL Group's net income was $681 million and earnings per share were $3.98, resulting in growth of 2.6% and 3.4%, respectively. The comparable growth rates for 1998 were 7.4% and 7.8%, respectively. The nonrecurring transactions are discussed in more detail below within the segment to which they relate.

FPL - FPL's results for 1999 include the settlement of litigation between FPL and FMPA, which resulted in a fourth quarter after-tax charge of $42 million. The charge, included in O&M expenses, reflects a settlement agreement pursuant to which FPL agreed to pay FMPA a cash settlement; FPL agreed to reduce the demand charge on an existing power purchase agreement; and FPL and FMPA agreed to enter into a new power purchase agreement giving FMPA the right to purchase limited amounts of power in the future at a specified price. This agreement settled a dispute with FMPA that had been pending for nearly ten years.

FPL's net income for 1999, excluding the FMPA charge, was up slightly from 1998. Lower depreciation, customer growth and lower O&M expenses offset the effect of the rate reduction, implemented in April 1999, and a decline in electricity used by retail customers. FPL's net income growth in 1998 compared to 1997 was primarily associated with an increase in total kwh sales and lower interest charges, partly offset by higher depreciation and O&M expenses.

FPL's operating revenues consist primarily of revenues from retail base operations, cost recovery clauses and franchise fees. Revenues from retail base operations were $3.2 billion, $3.6 billion and $3.4 billion in 1999, 1998 and 1997, respectively. Revenues from cost recovery clauses and franchise fees represent a pass-through of costs and do not significantly affect net income. Fluctuations in these revenues are primarily driven by changes in energy sales, fuel prices and capacity charges.

In 1999, the FPSC approved a three-year agreement among FPL, Public Counsel, FIPUG and Coalition regarding FPL's retail base rates, authorized regulatory ROE, capital structure and other matters. The agreement, which became effective April 15, 1999, provides for a $350 million reduction in annual revenues from retail base operations allocated to all customers on a cents-per-kilowatt-hour basis. Additionally, the agreement sets forth a revenue sharing mechanism for each of the twelve-month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold will be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL. Revenues from retail base operations in excess of a second threshold will be refunded 100% to retail customers.

The thresholds are as follows:

                                                    Twelve Months Ended
                                                         April 14,
                                                 2000      2001      2002
                                                          (millions)

Threshold to refund 66 2/3% to customers .....  $3,400    $3,450    $3,500
Threshold to refund 100% to customers ........  $3,556    $3,606    $3,656

Offsetting the annual revenue reduction will be lower special depreciation. The agreement allows for special depreciation of up to $100 million, at FPL's discretion, in each year of the three-year agreement period to be applied to nuclear and/or fossil generating assets. Under this new depreciation program, FPL recorded approximately $70 million of special depreciation in 1999. The new depreciation program replaced a revenue-based special amortization program whereby special amortization in the amount of $63 million, $378 million and $199 million was recorded in 1999, 1998 and 1997, respectively.

In addition, the agreement lowered FPL's authorized regulatory ROE range to 10% - 12%. During the term of the agreement, the achieved ROE may from time to time be outside the authorized range, and the revenue sharing mechanism described above is specified to be the appropriate and exclusive mechanism to address that circumstance. FPL reported an ROE of 12.1%, 12.6% and 12.3% in 1999, 1998 and 1997, respectively. See Note 1 -
 Revenues and Rates.

The decline in revenues from retail base operations during 1999 was to a large extent due to the negative impact of the agreement that reduced retail base revenues by approximately $300 million. A 2.8% decline in usage per retail customer mainly due to milder weather conditions than the prior year was almost entirely offset by an increase in the number of customer accounts. The number of customer accounts grew 2% to approximately 3.8 million in 1999.

The increase in retail base revenues in 1998 from 1997 reflects a 4.8% increase in usage per retail customer from warmer weather combined with a 1.8% increase in the number of customer accounts.

FPL's O&M expenses in 1999 benefited from continued cost control efforts. This was partially offset by higher overhaul costs at fossil plants. O&M expenses increased in 1998 as a result of additional costs associated with improving the service reliability of FPL's distribution system, partially offset by lower nuclear maintenance costs and conservation clause expenses. Conservation clause expenses are essentially a pass-through and do not affect net income.

Lower interest charges in 1999 and 1998 reflect lower average debt balances and the full amortization in 1998 of deferred costs associated with reacquired debt.

The electric utility industry is facing increasing competitive pressure. FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 1999, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues. A number of potential merchant plants have been announced to date in Florida. However, only two submissions to seek a determination of need totaling approximately 1,000 mw have been presented to the FPSC. In March 1999, the FPSC approved one of the petitions for a power plant to be constructed within FPL's service territory. FPL, along with other Florida utilities, has appealed the decision to the Florida Supreme Court. Since there is no deregulation proposal currently under consideration in Florida, FPL is unable to predict the impact of a change to a more competitive environment or when such a change might occur. See Note 1 - Regulation.

FPL Energy - FPL Energy's 1999 and 1998 operating results benefited from a 60% and 51% increase, respectively, in the generating capacity of FPL Energy's power plant portfolio. Operating results also benefited from improved results of a gas-fired power plant in the Mid-Atlantic region, mainly due to the financial restructuring of the project, renegotiation of fuel and power sales contracts, lower non-fuel O&M expenses and improved plant availability. The improvement in FPL Energy's 1999 operating results were partly offset by higher administrative expenses to accommodate future growth. The generating capacity growth since 1997 is primarily the result of the acquisition of the Maine assets (1,117 mw), natural gas projects (300 mw) in the Northeast region and several wind projects (291 mw) in the Central and West regions.

In 1999, FPL Energy's operating results include the effect of a $176 million ($104 million after-tax) impairment loss. See Note 9. FPL Energy's 1998 operating results reflect the cost of terminating an interest rate swap agreement, partly offset by the receipt of a settlement relating to a contract dispute.

Deregulation of the electric utility market presents both opportunities and risks for FPL Energy. Opportunities exist for the selective acquisition of generation assets that are being divested under deregulation plans and for the construction and operation of efficient plants that can sell power in competitive markets. Substantially all of the energy produced in 1999 by FPL Energy's independent power projects was sold through power sales agreements with utilities that expire in 2000-24. As competitive wholesale markets become more accessible to other generators, obtaining power sales agreements will become a progressively more competitive process. FPL Energy expects that as its existing power sales agreements expire, more of the energy produced will be sold through shorter-term contracts and into competitive wholesale markets.

Competitive wholesale markets in the United States continue to evolve and vary by geographic region. Revenues from electricity sales in these markets will vary based on the prices obtainable for energy, capacity and other ancillary services. Some of the factors affecting success in these markets include the ability to operate generating assets efficiently, the price and supply of fuel, transmission constraints, competition from new sources of generation, demand growth and exposure to legal and regulatory changes.

Corporate and Other - In 1999, net income for the corporate and other segment reflects a $149 million ($96 million after-tax) gain on the sale of an investment in Adelphia Communications Corporation common stock, a $108 million ($66 million after-tax) gain recorded by FPL Group Capital on the redemption of its one-third equity interest in a cable limited partnership, costs associated with closing a retail marketing business and the favorable resolution of a prior year state tax matter. In 1998, net income for the corporate and other segment reflects a loss from the sale of Turner Foods Corporation's assets, the cost of terminating an agreement designed to fix interest rates and adjustments relating to prior years' tax matters, including the resolution of an audit issue with the Internal Revenue Service.

Year 2000 - FPL Group did not experience any significant year 2000-related problems. The total cost of addressing year 2000 issues was approximately $37 million.

Liquidity and Capital Resources

FPL Group's capital requirements consist of expenditures to meet increased electricity usage and customer growth of FPL and investment opportunities at FPL Energy. In 1999, FPL Group's capital expenditures reflect FPL Energy's investment in generating assets in Maine and the cost of constructing a natural gas power plant in Texas, as well as FPL's power plant expansion activities. As of December 31, 1999, FPL Energy has made commitments totaling approximately $72 million, primarily in connection with the development of an independent power project. Capital expenditures of FPL for the 2000-02 period are expected to be approximately $3.1 billion, including $1.3 billion in 2000. FPL Group Capital and its subsidiaries have guaranteed approximately $680 million of purchased power agreement obligations, debt service payments and other payments subject to certain contingencies. See Note 12 - Commitments.

Debt maturities of FPL Group's subsidiaries will require cash outflows of approximately $595 million ($420 million for FPL) through 2004, including $125 million for FPL in 2000. It is anticipated that cash requirements for capital expenditures, energy-related investments and debt maturities in 2000 will be satisfied with internally generated funds and debt issuances.
 Any internally generated funds not required for capital expenditures and current maturities may be used to reduce outstanding debt or repurchase common stock, or for investment. Any temporary cash needs will be met by short-term bank borrowings. In 1999 FPL Group Capital redeemed $125 million in debentures, which resulted in a loss on reacquired debt of approximately $8 million and issued $1.4 billion in debentures, primarily to finance FPL Energy's generating capacity growth. In 1999, FPL had $230 million in first mortgage bonds mature and issued $225 million in first mortgage bonds, primarily to redeem $216 million first mortgage bonds with a 2% higher interest rate. Bank lines of credit currently available to FPL Group and its subsidiaries aggregate $2.4 billion ($880 million for FPL).

During 1999, FPL Group repurchased 2.2 million shares of common stock under the 10 million share repurchase program. As of December 31, 1999, FPL Group is authorized to repurchase an additional 6.2 million shares under this program.

FPL self-insures for damage to certain transmission and distribution properties and maintains a funded storm reserve to reduce the financial impact of storm losses. The balance of the storm fund reserve at December 31, 1999 and 1998 was $216 million and $259 million, respectively. During 1999, storm fund reserves were reduced to recover the costs associated with three storms. Bank lines of credit of $300 million, included in the $880 million above, are also available if needed to provide cash for storm restoration costs. The FPSC has indicated that it would consider future storm losses in excess of the funded reserve for possible recovery from customers.

FPL's charter and mortgage contain provisions which, under certain conditions, restrict the payment of dividends and the issuance of additional unsecured debt, first mortgage bonds and preferred stock. Given FPL's current financial condition and level of earnings, expected financing activities and dividends are not affected by these limitations.

New Accounting Rule

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FPL Group and FPL are currently assessing the effect, if any, on their financial statements of implementing FAS 133. FPL Group and FPL will be required to adopt FAS 133 beginning in 2001.

Market Risk Sensitivity

Substantially all financial instruments and positions held by FPL Group and FPL described below are held for purposes other than trading.

Interest rate risk - The special use funds of FPL include restricted funds set aside to cover the cost of storm damage and for the decommissioning of FPL's nuclear power plants. A portion of these funds is invested in fixed income debt securities carried at their market value of approximately $847 million and $650 million at December 31, 1999 and 1998, respectively. Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment. Because the funds set aside for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not expected to begin until at least 2012. At December 31, 1999 and 1998, other investments of FPL Group include $291 million and $72 million, respectively, of investments that are carried at estimated fair value or cost, which approximates fair value.

The following are estimates of the fair value of FPL's and FPL Group's long-term debt:


                                                       1999                        1998
                                               Carrying      Fair         Carrying      Fair
                                                Value        Value         Value        Value
                                                                 (millions)
Long-term debt of FPL (a) ..................    $2,204     $2,123(b)      $2,421      $2,505(b)
Long-term debt of FPL Group (a) ............    $3,603     $3,518(b)      $2,706      $2,797(b)
____________________
(a)	Includes current maturities.
(b)	Based on quoted market prices for these or similar issues.



Market risk associated with all of these securities is estimated as the potential gain in fair value of net liabilities resulting from a hypothetical 10% increase in interest rates and amounts to $97 million and $68 million for FPL Group and $39 million and $60 million for FPL at December 31, 1999 and 1998, respectively.

Equity price risk - Included in the special use funds of FPL are marketable equity securities carried at their market value of approximately $573 million and $556 million at December 31, 1999 and 1998, respectively. A hypothetical 10% decrease in the prices quoted by stock exchanges would result in a $56 million reduction in fair value and corresponding adjustment to the related liability accounts based on current regulatory treatment at both December 31, 1999 and 1998.

Other risks - Under current cost-based regulation, FPL's cost of fuel is recovered through the fuel clause, with no effect on earnings. FPL's Energy Marketing & Trading Division buys and sells wholesale energy commodities, such as natural gas, oil and electric power. The division procures natural gas and oil for FPL's and FPL Energy's use in power generation and sells excess electric power. Substantially all of the result of the FPL activities are passed through to customers in the fuel or capacity clauses. FPL Energy's results of these activities are recognized in income by FPL Energy. The level of activity is expected to grow as FPL and FPL Energy seek to manage the risk associated with fluctuating commodity prices and increase the value of their power generation assets. At December 31, 1999, there were no material open positions in these activities.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Market Risk Sensitivity



Item 8.  Financial Statements and Supplementary Data


	INDEPENDENT AUDITORS' REPORT



FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY:

We have audited the consolidated financial statements of FPL Group, Inc. and of Florida Power & Light Company, listed in the accompanying index at
Item 14(a)1 of this Annual Report (Form 10-K) to the Securities and Exchange Commission for the year ended December 31, 1999. These financial statements are the responsibility of the respective company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group, Inc. and Florida Power & Light Company at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Certified Public Accountants

Miami, Florida
February 11, 2000



	                       FPL GROUP, INC.
	             CONSOLIDATED STATEMENTS OF INCOME
	            (millions, except per share amounts)


                                                                                          Years Ended December 31,
                                                                                          1999     1998       1997
OPERATING REVENUES .................................................................     $6,438   $6,661     $6,369

OPERATING EXPENSES:
  Fuel, purchased power and interchange ............................................      2,365    2,244     2,255
  Other operations and maintenance .................................................      1,322    1,284     1,231
  Depreciation and amortization ....................................................      1,040    1,284     1,061
  Impairment loss on Maine assets ..................................................        176        -         -
  Taxes other than income taxes ....................................................        615      597       594
    Total operating expenses .......................................................      5,518    5,409     5,141

OPERATING INCOME ...................................................................        920    1,252     1,228

OTHER INCOME (DEDUCTIONS):
  Interest charges .................................................................       (222)     (322)     (291)
  Preferred stock dividends - FPL ..................................................        (15)      (15)      (19)
  Divestiture of cable investments .................................................        257         -         -
  Other - net ......................................................................         80        28         4
    Total other income (deductions) - net ..........................................        100      (309)     (306)

INCOME BEFORE INCOME TAXES .........................................................      1,020       943       922

INCOME TAXES .......................................................................        323       279       304

NET INCOME .........................................................................     $  697    $  664    $  618

Earnings per share of common stock (basic and assuming dilution) ...................      $4.07     $3.85     $3.57
Dividends per share of common stock ................................................      $2.08     $2.00     $1.92
Average number of common shares outstanding ........................................        171       173       173



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



	                  FPL GROUP, INC.
	           CONSOLIDATED BALANCE SHEETS
	                   (millions)


                                                                                                    December 31,
                                                                                                   1999       1998
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and other property .......................................   $18,474    $17,592
  Nuclear fuel under capital lease - net......................................................       157        146
  Construction work in progress ..............................................................       923        214
  Less accumulated depreciation and amortization .............................................   (10,290)    (9,397)
    Total property, plant and equipment - net ................................................     9,264      8,555

CURRENT ASSETS:
  Cash and cash equivalents ..................................................................       361        187
  Customer receivables, net of allowances of $7 and $8 ......................................        482        559
  Materials, supplies and fossil fuel inventory - at average cost ............................       343        282
  Deferred clause expenses ...................................................................        54         82
  Other ......................................................................................       133        156
    Total current assets .....................................................................     1,373      1,266

OTHER ASSETS:
  Special use funds of FPL ...................................................................     1,352      1,206
  Other investments ..........................................................................       611        391
  Other ......................................................................................       841        611
    Total other assets .......................................................................     2,804      2,208

TOTAL ASSETS .................................................................................   $13,441    $12,029

CAPITALIZATION:
  Common shareholders' equity ................................................................   $ 5,370    $ 5,126
  Preferred stock of FPL without sinking fund requirements ...................................       226        226
  Long-term debt .............................................................................     3,478      2,347
    Total capitalization .....................................................................     9,074      7,699

CURRENT LIABILITIES:
  Short-term debt ............................................................................       339        110
  Current maturities of long-term debt .......................................................       125        359
  Accounts payable ...........................................................................       407        338
  Customers' deposits ........................................................................       284        282
  Accrued interest and taxes .................................................................       182        191
  Deferred clause revenues ...................................................................       116         89
  Other ......................................................................................       417        272
    Total current liabilities ................................................................     1,870      1,641

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ..........................................................     1,079      1,255
  Deferred regulatory credit - income taxes ..................................................       126        148
  Unamortized investment tax credits .........................................................       184        205
  Storm and property insurance reserve .......................................................       216        259
  Other ......................................................................................       892        822
    Total other liabilities and deferred credits .............................................     2,497      2,689

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .........................................................   $13,441    $12,029



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




	                   FPL GROUP,  INC.
	          CONSOLIDATED STATEMENTS OF CASH FLOWS
	                     (millions)


                                                                                          Years Ended December 31,
                                                                                          1999       1998     1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................................     $  697     $  664   $  618
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................      1,040      1,284    1,061
      Decrease in deferred income taxes and related regulatory credit ..............       (198)      (237)     (30)
      Other - net ..................................................................         24         32      (52)
    Net cash provided by operating activities ......................................      1,563      1,743    1,597

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures of FPL ......................................................       (861)      (617)    (551)
  Independent power investments ....................................................     (1,540)      (521)    (291)
  Distributions and loan repayments from partnerships and joint ventures ...........        132        304       53
  Proceeds from the sale of assets .................................................        198        135       43
  Other - net.......................................................................       (101)       (96)     (51)
    Net cash used in investing activities ..........................................     (2,172)      (795)    (797)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt .......................................................      1,609        343       42
  Retirement of long-term debt .....................................................       (584)      (727)    (717)
  Increase (decrease) in short-term debt ...........................................        229        (24)     113
  Repurchase of common stock .......................................................       (116)       (62)     (48)
  Dividends on common stock ........................................................       (355)      (345)    (332)
    Net cash provided by (used in) financing activities ............................        783       (815)    (942)

Net increase (decrease) in cash and cash equivalents ...............................        174        133     (142)
Cash and cash equivalents at beginning of year .....................................        187         54      196
Cash and cash equivalents at end of year ...........................................     $  361     $  187   $   54

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest ...........................................................     $  221     $  308   $  287
  Cash paid for income taxes .......................................................     $  573     $  463   $  434
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Additions to capital lease obligations ...........................................     $   86     $   34   $   81
  Debt assumed for property additions ..............................................     $    -     $    -   $  420




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                              FPL GROUP, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (millions)


                                                                              Accumulated
                                  Common Stock (a)  Additional                   Other                       Common
                                         Aggregate   Paid-In      Unearned   Comprehensive   Retained     Shareholders'
                                 Shares  Par Value   Capital    Compensation Income (Loss)   Earnings        Equity
Balances, December 31, 1996 ....  183       $2        $3,345       $(272)        $ -          $1,518
  Net income ...................    -        -             -           -           -             618
  Repurchase of common stock ...   (1)       -           (48)          -           -               -
  Dividends on common stock ....    -        -             -           -           -            (332)
  Earned compensation under ESOP    -        -             6           8           -               -
  Other comprehensive income ...    -        -             -           -           1               -
  Other ........................    -        -            (1)          -           -               -
Balances, December 31, 1997.....  182(b)     2         3,302        (264)          1           1,804
  Net income ...................    -        -             -           -           -             664
  Repurchase of common stock ...   (1)       -           (62)          -           -               -
  Dividends on common stock ....    -        -             -           -           -            (345)
  Earned compensation under ESOP    -        -            13          12           -               -
  Other comprehensive income ...    -        -             -           -           -               -
  Other ........................    -        -            (1)          -           -               -
Balances, December 31, 1998 ....  181(b)     2         3,252        (252)          1           2,123        $5,126
  Net income ...................    -        -             -           -           -             697
  Repurchase of common stock ...   (2)       -          (116)          -           -               -
  Dividends on common stock ....    -        -             -           -           -            (355)
  Earned compensation under ESOP    -        -            12          14           -               -
  Other comprehensive loss .....    -        -             -           -          (2)              -
  Other ........................    -        -             -          (6)          -               -

Balances, December 31, 1999 ....  179(b)    $2        $3,148       $(244)        $(1)         $2,465        $5,370
____________________
(a)	$0.01 par value, authorized - 300,000,000 shares; outstanding 178,554,735 and 180,712,435 at December 31, 1999 and
1998, respectively.
(b)	Outstanding and unallocated shares held by the Employee Stock Ownership Plan Trust totaled 8 million, 9 million and
9 million at December 31, 1999, 1998 and 1997, respectively.



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




	               FLORIDA POWER & LIGHT COMPANY
	             CONSOLIDATED STATEMENTS OF INCOME
	                      (millions)


                                                                                        Years Ended December 31,
                                                                                        1999      1998      1997
OPERATING REVENUES ................................................................    $6,057    $6,366    $6,132

OPERATING EXPENSES:
  Fuel, purchased power and interchange ...........................................     2,232     2,175     2,196
  Other operations and maintenance ................................................     1,158     1,163     1,132
  Depreciation and amortization ...................................................       989     1,249     1,034
  Income taxes ....................................................................       327       356       329
  Taxes other than income taxes ...................................................       605       596       592
    Total operating expenses ......................................................     5,311     5,539     5,283

OPERATING INCOME ..................................................................       746       827       849

OTHER INCOME (DEDUCTIONS):
  Interest charges ................................................................      (163)     (196)     (227)
  Other - net .....................................................................         8         -         5
    Total other deductions - net ..................................................      (155)     (196)     (222)

NET INCOME ........................................................................       591       631       627

PREFERRED STOCK DIVIDENDS .........................................................        15        15        19

NET INCOME AVAILABLE TO FPL GROUP, INC. ...........................................    $  576    $  616    $  608



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



         	FLORIDA POWER & LIGHT COMPANY
	         CONSOLIDATED BALANCE SHEETS
	              (millions)

                                                                                                    December 31,
                                                                                                  1999       1998
ELECTRIC UTILITY PLANT:
  Plant in service .........................................................................    $17,556    $17,159
  Less accumulated depreciation ............................................................    (10,184)    (9,317)
    Net ....................................................................................      7,372      7,842
  Nuclear fuel under capital lease - net....................................................        157        146
  Construction work in progress ............................................................        449        159
      Electric utility plant - net .........................................................      7,978      8,147

CURRENT ASSETS:
  Cash and cash equivalents ................................................................          -        152
  Customer receivables, net of allowances of $7 and $8 .....................................        433        521
  Materials, supplies and fossil fuel inventory - at average cost ..........................        299        239
  Deferred clause expenses .................................................................         54         82
  Other ....................................................................................        107        122
      Total current assets .................................................................        893      1,116

OTHER ASSETS:
  Special use funds ........................................................................      1,352      1,206
  Other ....................................................................................        385        279
      Total other assets ...................................................................      1,737      1,485

TOTAL ASSETS ...............................................................................    $10,608    $10,748

CAPITALIZATION:
  Common shareholder's equity ..............................................................    $ 4,793    $ 4,803
  Preferred stock without sinking fund requirements ........................................        226        226
  Long-term debt ...........................................................................      2,079      2,191
      Total capitalization .................................................................      7,098      7,220

CURRENT LIABILITIES:
  Commercial paper .........................................................................         94          -
  Current maturities of long-term debt .....................................................        125        230
  Accounts payable .........................................................................        379        321
  Customers' deposits ......................................................................        284        282
  Accrued interest and taxes ...............................................................        137        198
  Deferred clause revenues .................................................................        116         89
  Other ....................................................................................        298        231
      Total current liabilities ............................................................      1,433      1,351

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ........................................................        802        887
  Deferred regulatory credit - income taxes ................................................        126        148
  Unamortized investment tax credits .......................................................        184        205
  Storm and property insurance reserve .....................................................        216        259
  Other ....................................................................................        749        678
      Total other liabilities and deferred credits .........................................      2,077      2,177

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES .......................................................    $10,608    $10,748



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                 FLORIDA POWER & LIGHT COMPANY
	     CONSOLIDATED STATEMENTS OF CASH FLOWS
	                (millions)


                                                                                     Years Ended December 31,
                                                                                     1999      1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................................    $  591    $  631    $  627
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ............................................       989     1,249     1,034
      Decrease in deferred income taxes and related regulatory credit...........      (105)     (202)      (98)
      Other - net ..............................................................        24        40       (60)
    Net cash provided by operating activities ..................................     1,499     1,718     1,503

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .........................................................      (861)     (617)     (551)
  Other - net ..................................................................       (52)      (80)      (83)
    Net cash used in investing activities ......................................      (913)     (697)     (634)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ...................................................       224       197         -
  Retirement of long-term debt .................................................      (455)     (389)     (505)
  Increase (decrease) in commercial paper ......................................        94       (40)       40
  Capital contributions from FPL Group, Inc. ...................................         -         -       140
  Dividends ....................................................................      (601)     (640)     (619)
    Net cash used in financing activities ......................................      (738)     (872)     (944)

Net increase (decrease) in cash and cash equivalents ...........................      (152)      149       (75)
Cash and cash equivalents at beginning of year .................................       152         3        78
Cash and cash equivalents at end of year .......................................    $    -    $  152    $    3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest .......................................................    $  171    $  181    $  216
  Cash paid for income taxes ...................................................    $  503    $  510    $  575

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Additions to capital lease obligations .......................................    $   86    $   34    $   81



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                  FLORIDA POWER & LIGHT COMPANY
          CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                          (millions)



                                                                                                         Common
                                                          Common        Additional       Retained     Shareholder's
                                                         Stock (a)    Paid-In Capital    Earnings        Equity

Balances, December 31, 1996 .........................     $1,373          $2,424           $871
  Contributions from FPL Group, Inc. ................          -             140              -
  Net income available to FPL Group, Inc. ...........          -               -            608
  Dividends to FPL Group, Inc. ......................          -               -           (601)
  Other .............................................          -               2             (3)
Balances, December 31, 1997 .........................      1,373           2,566            875
  Net income available to FPL Group, Inc. ...........          -               -            616
  Dividends to FPL Group, Inc. ......................          -               -           (626)
  Other .............................................          -               -             (1)
Balances, December 31, 1998 .........................      1,373           2,566            864           $4,803
  Net income available to FPL Group, Inc. ...........          -               -            576
  Dividends to FPL Group, Inc. ......................          -               -           (586)
Balances, December 31, 1999 .........................     $1,373          $2,566          $ 854           $4,793

____________________
(a)	Common stock, no par value, 1,000 shares authorized, issued and outstanding.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



	FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  	  Years Ended December 31, 1999, 1998 and 1997


1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation - FPL Group, Inc.'s (FPL Group) operations are conducted primarily through Florida Power & Light Company (FPL) and FPL Energy, LLC (FPL Energy), formerly FPL Energy, Inc. FPL, a rate-regulated public utility, supplies electric service to approximately 3.8 million customers throughout most of the east and lower west coasts of Florida. FPL Energy invests in independent power projects through both controlled and consolidated entities and non-controlling ownership interests in joint ventures accounted for under the equity method.

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

Regulation - FPL is subject to regulation by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). Its rates are designed to recover the cost of providing electric service to its customers including a reasonable rate of return on invested capital. As a result of this cost-based regulation, FPL follows the accounting practices set forth in Statement of Financial Accounting Standards No. (FAS) 71, "Accounting for the Effects of Certain Types of Regulation." FAS 71 indicates that regulators can create assets and impose liabilities that would not be recorded by unregulated entities. Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process. The continued applicability of FAS 71 is assessed at each reporting period.

In the event that FPL's generating operations are no longer subject to the provisions of FAS 71, portions of the existing regulatory assets and liabilities that relate to generation would be written off unless regulators specify an alternative means of recovery or refund. The principal regulatory assets and liabilities are as follows:


                                                                                                   December 31,
                                                                                                   1999    1998
                                                                                                    (millions)
Assets (included in other assets):
  Unamortized debt reacquisition costs ......................................................      $ 12    $  -
  Deferred Department of Energy assessment ..................................................      $ 39    $ 44

Liabilities:
  Deferred regulatory credit - income taxes .................................................      $126    $148
  Unamortized investment tax credits  .......................................................      $184    $205
  Storm and property insurance reserve (see Note 12 - Insurance).............................      $216    $259



The amounts presented above exclude clause-related regulatory assets and liabilities that are recovered or refunded over twelve-month periods. These amounts are included in current assets and liabilities in the consolidated balance sheets. Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment. Since there is no deregulation proposal currently under consideration in Florida, FPL is unable to predict the impact of a change to a more competitive environment or when such a change might occur.

Almost half of the states, other than Florida, have enacted legislation or have state commissions that issued orders designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers. Similar initiatives are also being pursued on the federal level. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generation assets should be separated from transmission, distribution and other assets. It is generally believed transmission and distribution activities would remain regulated.

In December 1999, the FERC issued its final order on regional transmission organizations or RTOs. RTOs, under a variety of structures, provide for the independent operation of transmission systems for a given geographic area. The final order establishes guidelines for public utilities to use in considering and/or developing plans to initiate operations of RTOs. The order requires all public utilities to file with the FERC by October 15, 2000, a proposal for an RTO with certain minimum characteristics and functions to be operational by December 15, 2001, or alternatively, a description of efforts to participate in an RTO, any existing obstacles to RTO participation and any plans to work toward RTO participation. FPL is evaluating various alternatives for compliance with the order.
Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed. Unbilled base revenues are included in customer receivables and amounted to $130 million and $152 million at December 31, 1999 and 1998, respectively. Substantially all of the energy produced by FPL Energy's independent power projects is sold through long-term power sales agreements with utilities and revenue is recorded on an as-billed basis.

In 1999, the FPSC approved a three-year agreement among FPL, the State of Florida Office of Public Counsel (Public Counsel), The Florida Industrial Power Users Group (FIPUG) and The Coalition for Equitable Rates (Coalition) regarding FPL's retail base rates, authorized regulatory return on common equity (ROE), capital structure and other matters. The agreement, which became effective April 15, 1999, provides for a $350 million reduction in annual revenues from retail base operations allocated to all customers on a cents-per-kilowatt-hour basis. Additionally, the agreement sets forth a revenue sharing mechanism for each of the twelve-month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold will be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL. Revenues from retail base operations in excess of a second threshold will be refunded 100% to retail customers.

The thresholds are as follows:

                                                    Twelve Months Ended
                                                         April 14,
                                                 2000      2001      2002
                                                          (millions)

Threshold to refund 66 2/3% to customers .....  $3,400    $3,450    $3,500
Threshold to refund 100% to customers ........  $3,556    $3,606    $3,656

In addition, the agreement lowered FPL's authorized regulatory ROE range to 10% - 12%. During the term of the agreement, the achieved ROE may from time to time be outside the authorized range, and the revenue sharing mechanism described above is specified to be the appropriate and exclusive mechanism to address that circumstance. For purposes of calculating ROE, the agreement establishes a cap on FPL's adjusted equity ratio of 55.83%. The adjusted equity ratio reflects a discounted amount for off-balance sheet obligations under certain long-term purchased power contracts. Finally, the agreement established a new special depreciation program (see Electric Plant, Depreciation and Amortization) and includes provisions which limit depreciation rates, and accruals for nuclear decommissioning and fossil dismantlement costs, to currently approved levels and limit amounts recoverable under the environmental compliance cost recovery clause during the term of the agreement.

The agreement states that Public Counsel, FIPUG and Coalition will neither seek nor support any additional base rate reductions during the three-year term of the agreement unless such reduction is initiated by FPL. Further, FPL agreed to not petition for any base rate increases that would take effect during the term of the agreement.

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

Electric Plant, Depreciation and Amortization - The cost of additions to units of utility property of FPL and FPL Energy is added to electric utility plant. In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less net salvage, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. At December 31, 1999, the generating, transmission, distribution and general facilities of FPL represented approximately 45%, 13%, 35% and 7%, respectively, of FPL's gross investment in electric utility plant in service. Substantially all electric utility plant of FPL is subject to the lien of a mortgage securing FPL's first mortgage bonds.

Depreciation of electric property is primarily provided on a straight-line average remaining life basis. FPL includes in depreciation expense a provision for fossil plant dismantlement and nuclear plant decommissioning.
 For substantially all of FPL's property, depreciation and fossil fuel plant dismantlement studies are performed and filed with the FPSC at least every four years. In April 1999, the FPSC granted final approval of FPL's most recent depreciation studies, which were effective January 1, 1998. Fossil fuel plant dismantlement studies were filed in September 1998 and were effective January 1, 1999. The weighted annual composite depreciation rate for FPL's electric plant in service was approximately 4.3% for 1999, 4.4% for 1998 and 4.3% for 1997, excluding the effects of decommissioning and dismantlement. Further, these rates exclude the special and plant-related deferred cost amortization discussed below.

The agreement that reduced FPL's base rates (see Revenues and Rates) also allows for special depreciation of up to $100 million, at FPL's discretion, in each year of the three-year agreement period to be applied to nuclear and/or fossil generating assets. Under this new depreciation program, FPL recorded approximately $70 million of special depreciation in 1999. The new depreciation program replaced a revenue-based special amortization program whereby FPL recorded as depreciation and amortization expense a fixed amount of $9 million in 1999 and $30 million in 1998 and 1997 for nuclear assets. FPL also recorded under this program variable amortization based on the actual level of retail base revenues compared to a fixed amount. The variable amounts recorded in 1999, 1998 and 1997 were $54 million, $348 million and $169 million, respectively. The 1998 and 1997 variable amounts include, as depreciation and amortization expense, $161 million and $169 million, respectively, for amortization of regulatory assets. The remaining variable amounts were applied against nuclear and fossil production assets. Additionally, FPL completed amortization of certain plant-related deferred costs by recording $24 million and $22 million, in 1998 and 1997, respectively. These costs are considered recoverable costs and are monitored through the monthly reporting process with the FPSC.

Nuclear Fuel - FPL leases nuclear fuel for all four of its nuclear units. Nuclear fuel lease expense was $83 million, $83 million and $85 million in 1999, 1998 and 1997, respectively. Included in this expense was an interest component of $8 million, $9 million and $9 million in 1999, 1998 and 1997, respectively. Nuclear fuel lease payments and a charge for spent nuclear fuel disposal are charged to fuel expense on a unit of production method. These costs are recovered through the fuel and purchased power cost recovery clause (fuel clause). Under certain circumstances of lease termination, FPL is required to purchase all nuclear fuel in whatever form at a purchase price designed to allow the lessor to recover its net investment cost in the fuel, which totaled $157 million at December 31, 1999. For ratemaking, these leases are classified as operating leases. For financial reporting, the capital lease obligation is recorded at the amount due in the event of lease termination.

Decommissioning and Dismantlement of Generating Plant - FPL accrues nuclear decommissioning costs over the expected service life of each unit. Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval. In October 1998, FPL filed updated nuclear decommissioning studies with the FPSC. These studies assume prompt dismantlement for the Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2012 and 2013, respectively. Current plans call for St Lucie Unit No. 1 to be mothballed beginning in 2016 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 beginning in 2023. These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. Government facility. The studies, which are pending FPSC approval, indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage, to be $7.3 billion. Decommissioning expense accruals included in depreciation and amortization expense, were $85 million in each of the years 1999, 1998 and 1997. FPL's portion of the ultimate cost of decommissioning its four units, expressed in 1999 dollars, is currently estimated to aggregate $1.7 billion. At December 31, 1999 and 1998, the accumulated provision for nuclear decommissioning totaled approximately $1.4 billion and $1.2 billion, respectively, and is included in accumulated depreciation. See Electric Plant, Depreciation and Amortization.

Similarly, FPL accrues the cost of dismantling its fossil fuel plants over the expected service life of each unit. Fossil dismantlement expense was $17 million in each of the years 1999, 1998 and 1997, and is included in depreciation and amortization expense. FPL's portion of the ultimate cost to dismantle its fossil units is $482 million. At December 31, 1999 and 1998, the accumulated provision for fossil dismantlement totaled $232 million and $185 million, respectively, and is included in accumulated depreciation. The dismantlement studies filed in 1998 indicated an estimated reserve deficiency of $38 million, which was recovered through the special amortization program. See Electric Plant, Depreciation and Amortization.

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

Accrual for Major Maintenance Costs - Consistent with regulatory treatment, FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage. The accrual for nuclear maintenance costs at December 31, 1999 and 1998 totaled $42 million and $31 million, respectively. Any difference between the estimated and actual costs are included in O&M expenses when known.

FPL Energy's estimated major maintenance costs for each unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage. The accrual for FPL Energy's major maintenance costs at December 31, 1999 and 1998 totaled $33 million and $2 million, respectively. Any difference between the estimated and actual costs are included in O&M expenses when known.

Construction Activity - In accordance with an FPSC rule, FPL is not permitted to capitalize interest or a return on common equity during construction, except for projects that cost in excess of 1/2% of the plant in service balance and will require more than one year to complete. The FPSC allows construction projects below that threshold as an element of rate base. FPL Group's unregulated operations capitalize interest on construction projects.

Storm and Property Insurance Reserve Fund (storm fund) - The storm fund provides coverage toward storm damage costs and possible retrospective premium assessments stemming from a nuclear incident under the various insurance programs covering FPL's nuclear generating plants. Securities held in the fund are carried at market value with market adjustments resulting in a corresponding adjustment to the storm and property insurance reserve. See Note 3 - Special Use Funds and Note 12 - Insurance. Fund earnings, net of taxes, are reinvested in the fund. The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Other Investments - Included in other investments in FPL Group's consolidated balance sheets is FPL Group's participation in leveraged leases of $154 million at both December 31, 1999 and 1998. Additionally, other investments include notes receivable and non-controlling non-majority owned interests in partnerships and joint ventures, essentially all of which are accounted for under the equity method. See Note 3.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Retirement of Long-Term Debt - The excess of FPL's reacquisition cost over the book value of long-term debt is deferred and amortized to expense ratably over the remaining life of the original issue, which is consistent with its treatment in the ratemaking process. Through this amortization and amounts recorded under the special amortization program, the remaining balance of this regulatory asset was fully amortized in 1998. Retirements of debt, after the special amortization program terminated on April 14, 1999, resulted in additional reacquisition costs. See Regulation. FPL Group Capital Inc (FPL Group Capital) expenses this cost in the period incurred.

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities. FPL is included in the consolidated federal income tax return filed by FPL Group. FPL determines its income tax provision on the "separate return method." The deferred regulatory credit - income taxes of FPL represents the revenue equivalent of the difference in accumulated deferred income taxes computed under FAS 109, "Accounting for Income Taxes," as compared to regulatory accounting rules. This amount is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities which resulted in the initial recognition of the deferred tax amount. Investment tax credits (ITC) for FPL are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment. The special amortization program included amortization of regulatory assets related to income taxes of $59 million in 1997.

Accounting for Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. FPL Group and FPL are currently assessing the effect, if any, on their financial statements of implementing FAS 133. FPL Group and FPL will be required to adopt FAS 133 beginning in 2001.




2.  Employee Retirement Benefits

FPL Group and its subsidiaries sponsor a noncontributory defined benefit pension plan and defined benefit postretirement plans for health care and life insurance benefits (other benefits) for substantially all employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending September 30, 1999 and a statement of the funded status of both years:


                                                                  Pension Benefits           Other Benefits
                                                                   1999      1998            1999      1998
                                                                                  (millions)
Change in benefit obligation:
  Obligation at October 1 of prior year ......................    $1,173    $1,146          $ 345     $ 324
  Service cost ...............................................        46        45              6         5
  Interest cost ..............................................        71        75             21        21
  Participant contributions ..................................         -         -              2         1
  Plan amendments ............................................         -         8              -         -
  Actuarial (gains) losses - net .............................       (38)       34            (24)       10
  Acquisitions ...............................................         4         -              2         -
  Benefit payments ...........................................       (78)     (135)           (17)      (16)
Obligation at September 30 ...................................     1,178     1,173            335       345

Change in plan assets:
  Fair value of plan assets at October 1 of prior year .......     2,329     2,287            115       125
  Actual return on plan assets ...............................       310       184             12         7
  Participant contributions ..................................         -         -              2         1
  Benefit payments and expenses ..............................       (84)     (142)           (18)      (18)
Fair value of plan assets at September 30 ....................     2,555     2,329            111       115

Funded Status:
  Funded status at September 30 ..............................     1,377     1,156           (224)     (230)
  Unrecognized prior service cost ............................       (89)     (100)             -         -
  Unrecognized transition (asset) obligation .................      (117)     (140)            45        49
  Unrecognized (gain) loss ...................................      (900)     (736)             7        34
  Prepaid (accrued) benefit cost at FPL Group ................    $  271    $  180          $(172)   $ (147)

  Prepaid (accrued) benefit cost at FPL ......................    $  263    $  173          $(168)   $ (145)



The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 1999, 1998 and 1997:


                                                   Pension Benefits                Other Benefits
                                                 1999    1998    1997           1999    1998    1997
                                                                     (millions)
Service cost .................................  $  46   $  45    $  38         $   6    $   6   $   6
Interest cost ................................     71      75       76            21       21      21
Expected return on plan assets ...............   (156)   (149)    (135)           (7)      (8)     (7)
Amortization of transition (asset) obligation.    (23)    (23)     (23)            3        3       3
Amortization of prior service cost ...........     (8)     (8)       1             -        -       -
Amortization of losses (gains) ...............    (22)    (21)     (26)            1        1       -
Net periodic (benefit) cost ..................    (92)    (81)     (69)           24       23      23
Effect of Maine acquisition ..................      -       -        -             2        -       -
Effect of special retirement program .........      -       -       18             -        -       -
Net periodic (benefit) cost at FPL Group .....  $ (92)  $ (81)   $ (51)        $  26    $  23   $  23

Net periodic (benefit) cost at FPL ...........  $ (89)  $ (80)   $ (50)        $  23    $  23   $  23



The weighted-average discount rate used in determining the benefit obligations was 6.5% and 6.0% for 1999 and 1998, respectively. The assumed level of increase in future compensation levels was 5.5% for all years.
The expected long-term rate of return on plan assets was 7.75% for all years.

Based on the current discount rates and current health care costs, the projected 2000 trend assumptions used to measure the expected cost of benefits covered by the plans are 6.2% and 5.6%, for persons prior to age 65 and over age 65, respectively. The rate is assumed to decrease over the next 3 years to the ultimate trend rate of 5% for all age groups and remain at that level thereafter.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A 1% increase or decrease in assumed health care cost trend rates would have a corresponding effect on the service and interest cost components and the accumulated obligation of other benefits of approximately $1 million and $13 million, respectively.

3.  Financial Instruments

The carrying amounts of cash equivalents and short-term debt approximate their fair values. At December 31, 1999 and 1998, other investments of FPL Group include $291 million and $72 million, respectively, of investments that are carried at estimated fair value or cost, which approximates fair value. The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.


                                                                                    December 31,
                                                                          1999                        1998
                                                                 Carrying    Estimated       Carrying    Estimated
                                                                  Amount     Fair Value       Amount     Fair Value
                                                                                     (millions)
Long-term debt of FPL (a) ....................................   $2,204      $2,123(b)       $2,421      $2,505(b)
Long-term debt of FPL Group (a) ..............................   $3,603      $3,518(b)       $2,706      $2,797(b)
____________________
(a)	Includes current maturities.
(b)	Based on quoted market prices for these or similar issues.



Special Use Funds - The special use funds consist of storm fund assets totaling $131 million and $160 million, and decommissioning fund assets totaling $1.220 billion and $1.046 billion at December 31, 1999 and 1998, respectively. Securities held in the special use funds are carried at estimated fair value. The nuclear decommissioning fund consists of approximately 40% equity securities and 60% municipal, government, corporate and mortgage- and other asset-backed debt securities with a weighted-average maturity of approximately ten years. The storm fund primarily consists of municipal debt securities with a weighted-average maturity of approximately four years. The cost of securities sold is determined on the specific identification method. The funds had approximate realized gains of $32 million and approximate realized losses of $22 million in 1999, $24 million and $4 million in 1998 and $3 million and $2 million in 1997, respectively. The funds had unrealized gains of approximately $286 million and $210 million at December 31, 1999 and 1998, respectively; the unrealized losses at those dates were approximately $17 million and $2 million. The proceeds from the sale of securities in 1999, 1998 and 1997 were approximately $2.7 billion, $1.2 billion and $800 million, respectively.

4.  Common Stock

Common Stock Dividend Restrictions - FPL Group's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. FPL's charter and a mortgage securing FPL's first mortgage bonds contain provisions that, under certain conditions, restrict the payment of dividends and other distributions to FPL Group. These restrictions do not currently limit FPL's ability to pay dividends to FPL Group. In 1999, 1998 and 1997, FPL paid, as dividends to FPL Group, its net income available to FPL Group on a one-month lag basis.

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

ESOP-related compensation expense of approximately $21 million in 1999 and $19 million in each of the years 1998 and 1997 was recognized based on the fair value of shares allocated to employee accounts during the period. Interest income on the ESOP loan is eliminated in consolidation. ESOP-related unearned compensation included as a reduction of shareholders' equity at December 31, 1999 was approximately $233 million, representing 8 million unallocated shares at the original issue price of $29 per share. The fair value of the ESOP-related unearned compensation account using the closing price of FPL Group stock as of December 31, 1999 was approximately $344 million.

Long-Term Incentive Plan - As of December 31, 1999, 9 million shares of common stock are reserved and available for awards to officers and employees of FPL Group and its subsidiaries under FPL Group's long-term incentive plan. Restricted stock is issued at market value at the date of grant, typically vests within four years and is subject to, among other things, restrictions on transferability. Performance share awards are typically payable at the end of a three- or four-year performance period and are subject to risk of forfeiture if the specified performance criteria is not met within the restriction period. The changes in share awards under the incentive plan are as follows:


                                          Restricted      Performance
                                             Stock         Shares (a)        Options (a)
Balances, December 31, 1996 ..........     166,300           311,527                  -
  Granted ............................      71,000(b)        212,011(c)               -
  Paid/released ......................           -           (70,008)                 -
  Forfeited ..........................     (17,750)          (10,942)                 -
Balances, December 31, 1997 ..........     219,550           442,588                  -
  Granted ............................      19,500(b)        178,518(c)               -
  Paid/released ......................           -           (80,920)                 -
  Forfeited ..........................     (22,250)          (29,566)                 -
Balances, December 31, 1998 ..........     216,800           510,620                  -
  Granted ............................     210,100(b)        294,662(c)       1,300,000(d)
  Paid/released ......................           -           (78,640)                 -
  Forfeited ..........................     (13,500)          (80,027)          (200,000)
Balances, December 31, 1999 ..........     413,400           646,615          1,100,000(e)
____________________
(a) Performance shares and options resulted in approximately 253,000, 128,000 and 132,000 assumed incremental shares of common stock outstanding for purposes of computing diluted earnings per share in 1999, 1998 and 1997, respectively.
 These incremental shares did not change basic earnings per share.
(b) The weighted-average grant date fair value of restricted stock granted in 1999, 1998 and 1997 was $53.21, $61.89 and $55.25, respectively.
(c) The weighted-average grant date fair value of performance shares granted in 1999, 1998 and 1997 was $61.19, $59.19 and $45.63, respectively.
(d) The weighted-average grant date fair value of options granted in 1999 was $51.59.  The exercise price of each option granted in 1999 equaled the market price of FPL Group stock on the date of grant.
(e)	Exercise prices for options outstanding as of December 31, 1999, ranged from $51.16 to $54.38 with a weighted-
average exercise price of $51.59 and a weighted-average remaining contractual life of 8.6 years.  As of December
31, 1999, there were no exercisable options.  Of the options outstanding as of December 31, 1999, 225,000 vest in
2000, 475,000 in 2001, 200,000 in 2002 and 200,000 in 2003.



FAS 123, "Accounting for Stock-Based Compensation," encourages a fair value based method of accounting for stock-based compensation. FPL Group, however, uses the intrinsic value based method of accounting as permitted by the statement. Stock-based compensation expense was approximately $13 million, $10 million and $8 million in 1999, 1998 and 1997, respectively. Compensation expense for restricted stock and performance shares is the same under the fair value and the intrinsic value based methods. Had compensation expense for the options been determined as prescribed by the fair value based method, FPL Group's net income and earnings per share would have been $696 million and $4.06, respectively.

The fair value of the options granted in 1999 were estimated on the date of the grant using the Black-Scholes option-pricing model with a 3.81% weighted-average expected dividend yield, 17.88% weighted-average expected volatility, 5.46% weighted-average risk-free interest rate and a weighted-average expected term of 9.3 years.

Other - Each share of common stock has been granted a Preferred Share Purchase Right (Right), at a price of $120, subject to adjustment, in the event of certain attempted business combinations. The Rights will cause substantial dilution to a person or group attempting to acquire FPL Group on terms not approved by FPL Group's board of directors.

5.  Preferred Stock

FPL Group's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value. None of these shares is outstanding.
FPL Group has reserved 3 million shares for issuance upon exercise of preferred share purchase rights which expire in June 2006. Preferred stock of FPL consists of the following: (a)


                                                                       December 31, 1999
                                                                     Shares      Redemption       December 31,
                                                                   Outstanding     Price         1999     1998
                                                                                                  (millions)
Cumulative, $100 Par Value, without sinking fund requirements, authorized 15,822,500 shares:
      4 1/2% Series ...........................................      100,000       $101.00       $ 10     $ 10
      4 1/2% Series A .........................................       50,000       $101.00          5        5
      4 1/2% Series B .........................................       50,000       $101.00          5        5
      4 1/2% Series C .........................................       62,500       $103.00          6        6
      4.32% Series D ..........................................       50,000       $103.50          5        5
      4.35% Series E ..........................................       50,000       $102.00          5        5
      6.98% Series S ..........................................      750,000       $103.49(b)      75       75
      7.05% Series T ..........................................      500,000       $103.52(b)      50       50
      6.75% Series U ..........................................      650,000       $103.37(b)      65       65
Total preferred stock of FPL ..................................    2,262,500                     $226     $226
____________________
(a)	FPL's charter authorizes the issuance of 5 million shares of subordinated preferred stock, no par value.  None of these shares is outstanding.  There were no issuances or redemptions of preferred stock in 1999, 1998 and 1997.
(b)	Not callable prior to 2003.



6.  Debt

Long-term debt consists of the following:


                                                                                                     December 31,
                                                                                                   1999       1998
                                                                                                     (millions)
FPL:
  First mortgage bonds:
    Maturing through 2004 - 5 3/8% to 6 7/8% .................................................    $  350    $  580
    Maturing 2008 through 2016 - 5 7/8% to 7 7/8% ............................................       650       641
    Maturing 2023 through 2026 - 7% to 7 3/4% ................................................       516       516
    Medium-term notes - maturing 2003 - 5.79% ................................................        70        70
    Pollution control and industrial development series -
      maturing 2020 through 2027 - 6.7% to 7.5% ..............................................       150       150
  Pollution control, solid waste disposal and industrial development revenue bonds -
    maturing 2020 through 2029 - variable, 3.4% and 3.6% average
      annual interest rate, respectively .....................................................       483       483
  Unamortized discount - net .................................................................       (15)      (19)
    Total long-term debt of FPL ..............................................................     2,204     2,421
      Less current maturities ................................................................       125       230
      Long-term debt of FPL, excluding current maturities ....................................     2,079     2,191
FPL Group Capital:
  Debentures:
    Maturing through 2004 - 6 7/8% ...........................................................       175         -
    Maturing 2006 through 2013 - 7 3/8% to 7 5/8% (a).........................................     1,225       125
  Other long-term debt - 3.4% to 7.645% due various dates to 2018 ............................         5       162
  Unamortized discount .......................................................................        (6)       (2)
    Total long-term debt of FPL Group Capital ................................................     1,399       285
      Less current maturities ................................................................         -       129
      Long-term debt of FPL Group Capital, excluding current maturities ......................     1,399       156
Total long-term debt .........................................................................    $3,478    $2,347
____________________
(a) In December 1999, FPL Group Capital issued $400 million principal amount of 7 3/8% debentures, maturing in 2009.



Minimum annual maturities of long-term debt for FPL Group are approximately $125 million, $170 million and $300 million for 2000, 2003 and 2004, respectively. The amounts for FPL for the same periods are $125 million, $170 million and $125 million, respectively. FPL Group and FPL have no amounts due in 2001 and 2002.

Short-term debt at December 31, 1999 consists of commercial paper borrowings with a year end weighted-average interest rate of 5.60% for FPL Group (5.87% for FPL). Available lines of credit aggregated approximately $2.4 billion ($880 million for FPL) at December 31, 1999, all of which were based on firm commitments.

7.  Income Taxes

The components of income taxes are as follows:


                                                                    FPL Group                        FPL
                                                            Years Ended December 31,      Years Ended December 31,
                                                            1999      1998      1997      1999      1998      1997
                                                                                  (millions)
Federal:
  Current .............................................     $511      $467      $308      $383      $492      $377
  Deferred ............................................     (196)     (215)      (34)      (88)     (169)      (83)
  ITC and other - net .................................      (29)      (27)      (22)      (21)      (24)      (22)
      Total federal ...................................      286       225       252       274       299       272
State:
  Current .............................................       55        72        52        62        78        60
  Deferred ............................................      (18)      (18)        -        (9)      (21)       (3)
      Total state .....................................       37        54        52        53        57        57
Income taxes charged to operations - FPL...............                                    327       356       329
Credited to other income (deductions) - FPL ...........                                     (3)       (7)       (8)
Total income taxes ....................................     $323      $279      $304      $324      $349      $321



A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:


                                                                     FPL Group                        FPL
                                                             Years Ended December 31,      Years Ended December 31,
                                                             1999      1998      1997      1999      1998      1997
Statutory federal income tax rate ........................   35.0%     35.0%     35.0%     35.0%     35.0%     35.0%
Increases (reductions) resulting from:
  State income taxes - net of federal income tax benefit..    2.4       3.7       3.7       3.8       3.7       3.9
  Amortization of ITC ....................................   (2.1)     (2.5)     (2.4)     (2.3)     (2.4)     (2.3)
  Amortization of deferred regulatory credit -
    income taxes .........................................   (1.3)     (1.8)     (1.8)     (1.5)     (1.7)     (1.8)
  Adjustments of prior years' tax matters ................   (2.7)     (6.3)(a)  (2.7)     (0.1)      0.1      (1.7)
  Preferred stock dividends - FPL ........................    0.5       0.5       0.7         -         -         -
  Other - net ............................................   (0.2)      1.0       0.5       0.5       0.9       0.8
Effective income tax rate ................................   31.6%     29.6%     33.0%     35.4%     35.6%     33.9%
____________________
(a)  Includes the resolution of an audit issue with the Internal Revenue Service (IRS).



The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:


                                                                                FPL Group                 FPL
                                                                               December 31,          December 31,
                                                                              1999      1998        1999      1998
                                                                                           (millions)
Deferred tax liabilities:
  Property-related ...................................................       $1,377    $1,493      $1,377    $1,493
  Investment-related .................................................          373       460           -         -
  Other ..............................................................          312       255         168       140
    Total deferred tax liabilities ...................................        2,062     2,208       1,545     1,633

Deferred tax assets and valuation allowance:
  Asset writedowns and capital loss carryforward .....................          170       102           -         -
  Unamortized ITC and deferred regulatory credit - income taxes ......          119       136         119       136
  Storm and decommissioning reserves .................................          245       258         245       258
  Other ..............................................................          472       473         379       352
  Valuation allowance ................................................          (23)      (16)          -         -
    Net deferred tax assets ..........................................          983       953         743       746
Accumulated deferred income taxes ....................................       $1,079    $1,255      $  802    $  887




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

8.  Jointly-Owned Electric Utility Plant

FPL owns approximately 85% of St. Lucie Unit No. 2, 20% of the St. Johns River Power Park units and coal terminal and approximately 76% of Scherer Unit No. 4. At December 31, 1999, FPL's gross investment in these units was $1.174 billion, $328 million and $571 million, respectively; accumulated depreciation was $710 million, $155 million and $266 million, respectively.

FPL is responsible for its share of the operating costs, as well as providing its own financing. At December 31, 1999, there was no significant balance of construction work in progress on these facilities. See Note 12 - Litigation.


9.  Acquisition of Maine Assets

During the second quarter of 1999, FPL Energy completed the purchase of Central Maine Power Company's (CMP) non-nuclear generating assets, primarily fossil and hydro power plants, for $866 million. The purchase price was based on an agreement, subject to regulatory approvals, reached with CMP in January 1998. In October 1998, the FERC struck down transmission rules that had been in effect in New England since the 1970s.
 FPL Energy filed a lawsuit in November 1998 requesting a declaratory judgment that CMP could not meet the essential terms of the purchase agreement and, as a result, FPL Energy should not be required to complete the transaction. FPL Energy believed these FERC rulings regarding transmission constituted a material adverse effect under the purchase agreement because of the significant decline in the value of the assets caused by the rulings. The request for declaratory judgment was denied in March 1999 and the acquisition was completed on April 7, 1999. The acquisition was accounted for under the purchase method of accounting and the results of operating the Maine plants have been included in the consolidated financial statements since the acquisition date.

The FERC rulings regarding transmission, as well as the announcement of new entrants into the market and changes in fuel prices since January 1998, resulted in FPL Energy recording a $176 million pre-tax impairment loss to write-down the fossil assets to their fair value, which was determined based on a discounted cash flow analysis. The impairment loss reduced FPL Group's 1999 results of operations and earnings per share by $104 million and $0.61 per share, respectively.

Most of the remainder of the purchase price was allocated to the hydro operations. The hydro plants and related goodwill are being amortized on a straight-line basis over the 40-year term of the hydro plant operating licenses.

10.  Divestiture of Cable Investments

In January 1999, an FPL Group Capital subsidiary sold 3.5 million common shares of Adelphia Communications Corporation (Adelphia) stock and in October 1999 had its one-third ownership interest in a cable limited partnership redeemed, resulting in after-tax gains of approximately $96 million and $66 million, respectively. Both investments had been accounted for on the equity method.

11.  Settlement of Litigation

In October 1999, FPL and the Florida Municipal Power Agency (FMPA) entered into a settlement agreement pursuant to which FPL agreed to pay FMPA a cash settlement; FPL agreed to reduce the demand charge on an existing power purchase agreement; and FPL and FMPA agreed to enter into a new power purchase agreement giving FMPA the right to purchase limited amounts of power in the future at a specified price. FMPA agreed to dismiss the lawsuit with prejudice, and both parties agreed to exchange mutual releases. The settlement reduced FPL's 1999 net income by $42 million.

12.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $3.1 billion for 2000 through 2002. Included in this three-year forecast are capital expenditures for 2000 of approximately $1.3 billion. As of December 31, 1999, FPL Energy has made commitments totaling approximately $72 million, primarily in connection with the development of an independent power project. FPL Group and its subsidiaries, other than FPL, have guaranteed approximately $680 million of purchased power agreement obligations, debt service payments and other payments subject to certain contingencies.

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

FPL self-insures the majority of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a funded storm and property insurance reserve, which totaled approximately $216 million at December 31, 1999, for T&D property storm damage or assessments under the nuclear insurance program. During 1999, storm fund reserves were reduced to recover the costs associated with three storms. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL has entered into long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of The Southern Company (Southern Companies) provide approximately 1,300 megawatts (mw) of power through mid-2010 and 383 mw thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. FPL has long-term contracts for the transportation and supply of natural gas, coal and oil with various expiration dates through 2021. FPL Energy has long-term contracts for the transportation and storage of natural gas with expiration dates ranging from 2005 through 2017, and a 24-month contract commencing in mid-2000 for the supply of natural gas.

The required capacity and minimum payments through 2004 under these contracts are estimated to be as follows:


                                                                           2000      2001       2002      2003      2004
                                                                                             (millions)
FPL:
Capacity payments:
  JEA and Southern Companies ............................................  $210      $210       $210      $200      $200
  Qualifying facilities (a) .............................................  $370      $380       $400      $410      $425
Minimum payments, at projected prices:
  Natural gas, including transportation .................................  $205      $235       $255      $255      $260
  Coal ..................................................................  $ 50      $ 45       $ 45      $ 20      $ 10
  Oil ...................................................................  $165      $165       $ 10      $  -      $  -
FPL Energy:
  Natural gas, including transportation and storage .....................  $ 20      $ 20       $ 20      $ 15      $ 15
_______________
(a)	Includes approximately $42 million, $44 million, $47 million, $49 million and $50 million, respectively, for capacity payments associated with two contracts that are currently in dispute.  These capacity payments are subject to the outcome of the related litigation.  See Litigation.



Charges under these contracts were as follows:


                                                    1999 Charges           1998 Charges          1997 Charges
                                                           Energy/                Energy/                Energy/
                                                 Capacity   Fuel       Capacity    Fuel        Capacity   Fuel
                                                                           (millions)
FPL:
JEA and Southern Companies ..................    $186(a)   $132(b)     $192(a)    $138(b)      $201(a)   $153(b)
Qualifying facilities........................    $319(c)   $121(b)     $299(c)    $108(b)      $296(c)   $128(b)
Natural gas, including transportation .......    $  -      $373(b)     $  -       $280(b)      $  -      $413(b)
Coal ........................................    $  -      $ 43(b)     $  -       $ 50(b)      $  -      $ 52(b)
Oil .........................................    $  -      $115(b)     $  -       $  -         $  -      $  -

FPL Energy:
Natural gas transportation and storage ......    $  -      $ 16        $  -       $ 18         $  -      $ 16
_______________
(a)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(b)  Recovered through the fuel and purchased power cost recovery clause.
(c)  Recovered through the capacity clause.



Litigation -   In 1997, FPL filed a complaint against the owners of two
qualifying facilities (plant owners) seeking an order declaring that FPL's obligations under the power purchase agreements with the qualifying facilities were rendered of no force and effect because the power plants failed to accomplish commercial operation before January 1, 1997, as required by the agreements. In 1997, the plant owners filed for bankruptcy under Chapter XI of the U.S. Bankruptcy Code and entered into an agreement with the holders of more than 70% of the bonds that partially financed the construction of the plants. This agreement gives the holders of a majority of the principal amount of the bonds (the majority bondholders) the right to control, fund and manage any litigation against FPL and the right to settle with FPL on any terms such majority bondholders approve, provided that certain agreements are not affected and certain conditions are met.
In 1998, the plant owners (through the attorneys for the majority bondholders) filed an answer denying the allegations in FPL's complaint and asserting counterclaims for approximately $2 billion, consisting of all capacity payments that could have been made over the 30-year term of the power purchase agreements and three times their actual damages for alleged violations of Florida antitrust laws by FPL, FPL Group and FPL Group Capital, plus attorneys' fees. The trial court dismissed all of the partnerships' antitrust claims. In 1999, the partnerships' motion for summary judgment was denied; they have appealed.

A contract with Cedar Bay Generating Company, L.P. (Cedar Bay), a qualifying facility, provides FPL with the right to dispatch the Cedar Bay facility "in any manner it deems appropriate." Despite this contractual right, Cedar Bay initiated an action in 1997 in the circuit court challenging, among other things, the manner in which the facility had been dispatched by FPL. Although the court granted summary judgment to FPL with regard to Cedar Bay's claim that FPL's dispatch decisions violated the express terms of the contract, it permitted a jury to hear Cedar Bay's claim that such dispatch decisions violated an implied duty of good faith and fair dealing. The jury awarded Cedar Bay approximately $13 million on this claim. Thereafter, the court entered a declaration that FPL was, in the future, to dispatch the Cedar Bay facility in accordance with certain specified parameters. FPL expects to recover the amount of this judgment through the capacity clause.

FPL has appealed both the jury award and the court's declaration. In 1999, after FPL filed its notice of appeal in the Cedar Bay action, a lender, on behalf of itself and a group of other Cedar Bay lenders, filed an action against FPL in the circuit court alleging breach of contract, breach of an implied duty of good faith and fair dealing, fraud, tortious interference with contract and several other claims regarding the manner in which FPL has dispatched the Cedar Bay facility. It seeks unspecified damages and other relief. FPL has moved to dismiss all counts of this complaint.

In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA) brought an action against Georgia Power Company and other subsidiaries of The Southern Company for injunctive relief and the assessment of civil penalties for certain violations of the Clean Air Act. Among other things, the EPA alleges Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act. The suit seeks injunctive relief requiring the installation of such technology and civil penalties of up to $25,000 per day for each violation from August 7, 1977 through January 30, 1997, and $27,000 per day for each violation thereafter. Georgia Power has filed an answer to the complaint asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.

FPL Group and FPL believe that they have meritorious defenses to the litigation and are vigorously defending the suits. Accordingly, the liabilities, if any, arising from the proceedings are not anticipated to have a material adverse effect on their financial statements.

13.  Subsequent Event

FPL FiberNet, LLC (FPL FiberNet) was formed in January 2000 to enhance the value of FPL Group's fiber-optic network assets that were originally built to support FPL operations. FPL's existing fiber-optic net assets with a net book value of approximately $100 million were transferred to FPL FiberNet in January 2000. FPL FiberNet will sell wholesale fiber-optic network capacity to FPL and other new and existing customers, primarily telephone, cable television, internet and other telecommunications companies.

14.  Segment Information

FPL Group's reportable segments include FPL, a regulated utility, and FPL Energy, an unregulated energy generating subsidiary. Corporate and other represents other business activities, other segments that are not separately reportable and eliminating entries. For all years presented approximately 98% of FPL Group's operating revenues were derived from the sale of electricity in the United States. As of December 31, 1999 and 1998, less than 1% of long-lived assets were located in foreign countries.

FPL Group's segment information is as follows:


                                   1999                            1998                             1997
                              (a)     Corp.                    (a)     Corp.                    (a)     Corp.
                              FPL     and                      FPL     and                      FPL     and
                       FPL    Energy  Other   Total     FPL    Energy  Other   Total     FPL    Energy  Other   Total
                                                                 (millions)
Operating revenues   $ 6,057  $  323  $ 58   $ 6,438  $ 6,366  $  234  $ 61   $ 6,661  $ 6,132   $189   $ 48   $ 6,369
Interest expense ..  $   164  $   44  $ 14   $   222  $   196  $   84  $ 42   $   322  $   227   $ 49   $ 15   $   291
Depreciation and
  amortization ....  $   989  $   34  $ 17   $ 1,040  $ 1,249  $   31  $  4   $ 1,284  $ 1,034   $ 22   $  5   $ 1,061
Equity in earnings
  of equity method
  investees .......  $     -  $   50  $  -   $    50  $     -  $   39  $  -   $    39   $     -   $ 12  $  2   $    14
Income tax expense
  (benefit)(b)       $   324  $  (42) $ 41   $   323  $   349  $   24  $(94)  $   279   $   321   $  5  $(22)  $   304
Net income (loss)(c) $   576  $  (46) $167   $   697  $   616  $   32  $ 16   $   664   $   608   $  9  $  1   $   618
Significant noncash
  items ...........  $    86  $    -  $  -   $    86  $    34  $    -  $  -   $    34   $    81   $420  $  -   $   501
Capital expenditures
  and investments    $   924  $1,540  $ 15   $ 2,479  $   617  $  313  $ 16   $   946   $   551   $291  $  -   $   842
Total assets ......  $11,231  $2,212  $ (2)  $13,441  $10,748  $1,092  $189   $12,029   $11,172   $912  $365   $12,449
Investment in equity
  method investees   $     -  $  166  $  -   $   166  $     -  $  165  $  -   $   165   $     -   $ 74  $  2   $    76
____________________

(a) In 1999 and 1998, FPL Energy's interest expense was based on an assumed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  FPL Energy's 1998 interest expense also includes the cost of terminating an interest rate swap agreement.  FPL Energy's 1997 interest expense was related to its outstanding debt, which exceeded the assumed capital structure.
(b) FPL Group allocates income taxes to FPL Energy on a "separate return method" as if it were a tax paying entity.
(c) The following nonrecurring items affected 1999 net income:  FPL settled litigation (see Note 11); FPL Energy recorded an impairment loss (see Note 9); and Corporate and Other divested its cable investments (see Note 10).




15.  Summarized Financial Information of FPL Group Capital

FPL Group Capital's debentures, when outstanding, are guaranteed by FPL Group and included in FPL Group's consolidated balance sheets. Summarized financial information of FPL Group Capital is as follows:


                                             1999   1998   1997                                       1999      1998
                                                 (millions)                                             (millions)
Operating revenues ........................  $380   $295   $237           Current assets .........   $  640    $  317
Operating expenses ........................  $533   $225   $186           Noncurrent assets ......   $2,627    $1,445
Gain on divestiture of cable investments ..  $257   $  -   $  -           Current liabilities .....  $  414    $  310
Net income ................................  $138   $ 68   $ 27           Noncurrent liabilities ..  $1,840    $  703







16.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information for 1999 and 1998 is as follows:


                                        March 31 (a)       June 30 (a)        September 30 (a)    December 31 (a)
                                                          (millions, except per share amounts)
FPL Group:
               1999
Operating revenues ................  $          1,412    $          1,614    $          1,892   $          1,520
Operating income ..................  $            208    $            135(b) $            470   $            107(c)
Net income ........................  $            209(d) $             77(b) $            291   $            120(c)(e)
Earnings per share(f) .............  $           1.22(d) $           0.45(b) $           1.70   $           0.71(c)(e)
Dividends per share ...............  $           0.52    $           0.52    $           0.52   $           0.52
High-low common stock sales prices.  $61 15/16-50 1/8    $  60 1/2-52 7/8    $56 11/16-49 1/8   $  52 1/2-41 1/8

               1998
Operating revenues ................  $          1,338    $          1,692    $          1,999   $          1,632
Operating income ..................  $            218    $            317    $            528   $            189
Net income ........................  $            108    $            176    $            287   $             93(g)
Earnings per share(f) .............  $           0.63    $           1.02    $           1.66   $           0.54(g)
Dividends per share ...............  $           0.50    $           0.50    $           0.50   $           0.50
High-low common stock sales prices.  $65 3/16-56 1/16    $65 5/8-58 11/16    $    70-59 11/16   $ 72 9/16-60 1/2



FPL:
               1999
Operating revenues ................  $          1,359    $          1,511    $          1,769   $          1,418
Operating income ..................  $            150    $            207    $            303   $             86(c)
Net income ........................  $            108    $            167    $            268   $             48(c)
Net income available to FPL Group..  $            104    $            163    $            264   $             45(c)

               1998
Operating revenues ................  $          1,295    $          1,634    $          1,878   $          1,559
Operating income ..................  $            159    $            216    $            314   $            138
Net income ........................  $            107    $            167    $            267   $             90
Net income available to FPL Group..  $            103    $            163    $            263   $             87
____________________

(a)	In the opinion of FPL Group and FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made.  Results of operations for an interim period may not give a true indication of results for the year.
(b) Includes impairment loss on Maine assets.
(c) Includes the settlement of litigation between FPL and FMPA.
(d) Includes gain on the sale of an investment in Adelphia common stock.
(e) Includes gain on the redemption of a one-third ownership interest in a cable limited partnership.
(f) Basic and assuming dilution.  The sum of the quarterly amounts may not equal the total for the year due to rounding.
(g) Includes a loss on the sale of Turner Foods Corporation and the cost of terminating an agreement designed to fix interest rates, partly offset by the favorable resolution of an audit issue with the IRS.






Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None
PART III

Item 10.  Directors and Executive Officers of the Registrants

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Shareholders (FPL Group's Proxy Statement) and is incorporated herein by reference, or is included in Item I. Business - Executive Officers of the Registrants.

FPL DIRECTORS(a)

James L. Broadhead. Mr. Broadhead, 64, is chairman and chief executive officer of FPL and FPL Group. He is a director of Delta Air Lines, Inc., New York Life Insurance Company and The Pittston Company, and a trustee of Cornell University. Mr. Broadhead has been a director of FPL and FPL Group since 1989.

Dennis P. Coyle. Mr. Coyle, 61, is general counsel and secretary of FPL and FPL Group. He is a director of Adelphia Communications Corporation. Mr. Coyle has been a director of FPL since 1990.

Paul J. Evanson. Mr. Evanson, 58, is the president of FPL. He is a director of Lynch Interactive Corporation. Mr. Evanson has been a director of FPL since 1992 and a director of FPL Group since 1995.

Lewis Hay, III. Mr. Hay, 44, is senior vice president, finance and chief financial officer of FPL and vice president, finance and chief financial officer of FPL Group. Mr. Hay has been a director of FPL since 1999.

Lawrence J. Kelleher. Mr. Kelleher, 52, is senior vice president, human resources of FPL and vice president, human resources of FPL Group. Mr. Kelleher has been a director of FPL since 1990.

Armando J. Olivera. Mr. Olivera, 50, is senior vice president, power systems of FPL. Mr. Olivera has been a director of FPL since 1999.

Thomas F. Plunkett. Mr. Plunkett, 60, is president of FPL's nuclear division. Mr. Plunkett has been a director of FPL since 1996.

Antonio Rodriguez. Mr. Rodriguez, 57, is senior vice president, power generation of FPL. Mr. Rodriguez has been a director of FPL since 1999.

____________________
(a)	Directors are elected annually and serve until their resignation, removal or until their respective successors are elected. Each director's business experience during the past five years is noted either here or in the Executive Officers table in Item 1. Business -
 Executive Officers of the Registrants.

Item 11.  Executive Compensation

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference, provided that the Compensation Committee Report and Performance Graph which are contained in FPL Group's Proxy Statement shall not be deemed to be incorporated herein by reference.
FPL - The following table sets forth FPL's portion of the compensation paid during the past three years to FPL's chief executive officer and the other four most highly-compensated persons who served as executive officers of FPL at December 31, 1999.

	SUMMARY COMPENSATION TABLE


                                                                                 Long-Term
                                         Annual Compensation                    Compensation
                                                          Other                   Number of     Long-Term   All
                                                          Annual    Restricted    Securities    Incentive   Other
                                                          Compen-   Stock         Underlying    Plan        Compen-
Name and Principal Position    Year   Salary     Bonus    sation    Awards(a)     Options       Payouts(b)  sation(c)
                                                                                                    .
James L. Broadhead             1999  $943,000  $895,850   $18,809   $2,412,005       250,000    $1,083,272  $12,658
  Chairman of the Board and    1998   847,875   937,125     9,809            -             -     1,788,731   12,009
    Chief Executive Officer    1997   846,000   824,850     9,813            -             -     1,402,140   11,286
    of FPL and FPL Group

Paul J. Evanson                1999   628,500   616,900     8,656    1,278,900       150,000       458,985   13,539
  President of FPL             1998   592,500   546,900     2,785            -             -       704,304   13,746
                               1997   564,300   423,200     2,646            -             -       306,741   15,233

Dennis P. Coyle                1999   399,832   259,891     7,964      964,802       100,000       236,783   10,259
  General Counsel and          1998   357,000   257,040       595            -             -       368,079    9,737
    Secretary of FPL           1997   353,628   198,904     3,600            -             -       310,021   10,653
    and FPL Group

Thomas F. Plunkett             1999   340,000   219,100    10,088      255,780       100,000       179,564   10,146
  President, Nuclear           1998   302,500   177,900     3,482            -             -       103,481   10,344
    Division of FPL            1997   275,000   123,200     3,482            -             -        82,128   11,899

Lawrence J. Kelleher           1999   306,475   220,662    10,213      964,802       100,000       177,346   10,661
  Senior Vice President,       1998   267,750   194,119     3,108            -             -       267,694    9,724
    Human Resources of FPL     1997   258,500   147,768     3,273      538,150             -       222,173   11,655
    and Vice President, Human
    Resources of FPL Group
____________________
(a) At December 31, 1999, Mr. Broadhead held 146,800 shares of restricted common stock with a value of $6,284,875.  Of these, 96,800 shares were awarded in 1991 for the purpose of financing Mr. Broadhead's supplemental retirement plan and will offset lump sum benefits that would otherwise be payable to him in cash upon retirement.  See Retirement
Plans.  The remaining 50,000 shares vest in 2001.  At December 31, 1999, Mr. Evanson held 25,000 shares of restricted common stock with a value of $1,070,313 that vest as to 6,250 shares in each of the years 2000, 2001,
2002 and 2003; Mr. Coyle held 20,000 shares of restricted common stock with a value of $856,250 that vest as to
5,000 shares in each of the years 2000, 2001, 2002 and 2003; Mr. Plunkett held 20,000 shares of restricted common stock with a value of $856,250, 5,000 shares of which were granted in 1999 and vest as to 1,250 shares in each of the years 2000, 2001, 2002 and 2003; and Mr. Kelleher held 30,000 shares of restricted common stock with a value of
$1,284,375, 20,000 shares of which were granted in 1999 and vest as to 5,000 shares in each of the years 2000,
2001, 2002 and 2003.  Dividends at normal rates are paid on restricted common stock.
(b) Payouts are in cash (for payment of income taxes) and shares of common stock, valued at the closing price on the last business day preceding payout.  Messrs. Evanson and Plunkett deferred their payouts under FPL Group's Deferred
Compensation Plan.
(c) For 1999, represents employer matching contributions to employee thrift plans and employer contributions for life insurance as follows:



                                             Thrift Match   Life Insurance
     Mr. Broadhead .......................      $7,167          $5,491
     Mr. Evanson .........................       7,600           5,939
     Mr. Coyle ...........................       7,167           3,092
     Mr. Plunkett ........................       7,600           2,546
     Mr. Kelleher ........................       7,167           3,494


Long-Term Incentive Plan Awards - In 1999, performance awards, shareholder value awards and stock option awards under FPL Group's Long-Term Incentive Plan were made to the executive officers named in the Summary Compensation Table as set forth in the following tables.

	LONG-TERM INCENTIVE PLAN AWARD


                                                                                     Estimated Future Payouts
                                        Number of       Performance Period       Under Non-Stock Price-Based Plans
                Name                     Shares            Until Payout               Target(#)    Maximum(#)
James L. Broadhead ................      19,687         1/1/99 - 12/31/02              19,687       31,499
Paul J. Evanson ...................       7,874         1/1/99 - 12/31/02               7,874       12,598
Dennis P. Coyle ...................       4,553         1/1/99 - 12/31/02               4,553        7,285
Thomas F. Plunkett ................       3,651         1/1/99 - 12/31/02               3,651        5,842
Lawrence J. Kelleher ..............       3,291         1/1/99 - 12/31/02               3,291        5,266



Shown in the preceding table, the performance share awards are payable at the end of the four-year performance period. The amount of the payout is determined by multiplying the participant's target number of shares by his average level of attainment, expressed as a percentage, which may not exceed 160%, of his targeted awards under the Annual Incentive Plans for each of the years encompassed by the award period. Annual incentive compensation is based on the attainment of net income goals for FPL and FPL Group, which are established by the Compensation Committee of FPL Group's Board of Directors (the Committee) at the beginning of the year. The amounts earned on the basis of this performance measure are subject to reduction based on the degree of achievement of other corporate and business unit performance measures, and in the discretion of the Committee.
 Mr. Broadhead's annual incentive compensation for 1999 was based on the achievement of FPL Group's net income goals and the following performance measures for FPL (weighted 75%) and the non-utility and/or new businesses (weighted 25%) and upon certain qualitative factors. For FPL, the incentive performance measures were financial indicators (weighted 50%) and operating indicators (weighted 50%). The financial indicators were operations and maintenance costs, capital expenditure levels, net income, regulatory return on equity and operating cash flow. The operating indicators were service reliability as measured by the frequency and duration of service interruptions and service unavailability, system performance as measured by availability factors for the fossil power plants, WANO index for nuclear power plants, employee safety, number of significant environmental violations, customer satisfaction survey results, load management installed capability and conservation programs' annual installed capacity. For the non-utility and/or new businesses, the performance measures were total combined return on equity; non-utility net income and return on equity; corporate and other net income; employee safety; number of significant environmental violations; and the development of a plan to meet five-year growth objectives. The qualitative factors included measures to position the Corporation for greater competition and initiating other actions that significantly strengthen the Corporation and enhance shareholder value.


                                                                                     Estimated Future Payouts
                                        Number of       Performance Period       Under Non-Stock Price-Based Plans
                Name                     Shares            Until Payout               Target(#)    Maximum(#)
James L. Broadhead ................      13,423         1/1/99 - 12/31/01              13,423       21,477
Paul J. Evanson ...................       6,749         1/1/99 - 12/31/01               6,749       10,798
Dennis P. Coyle ...................       3,415         1/1/99 - 12/31/01               3,415        5,464
Thomas F. Plunkett ................       2,738         1-1-99 - 12/31/01               2,738        4,381
Lawrence J. Kelleher ..............       2,468         1/1/99 - 12/31/01               2,468        3,948



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

Option Grants in Last Fiscal Year


                                         Individual Grants
                               Number of         Percent of
                               Securities       Total Options
                               Underlying        Granted to      Exercise or
                                Options         Employees in     Base Price      Expiration       Grant Date
            Name               Granted(a)        Fiscal Year      Per Share         Date        Present Value(b)
James L. Broadhead .........   250,000             19.2%          $51.156         2/15/06         $2,247,027
Paul J. Evanson ............   150,000             11.5%          $51.156         2/15/09         $1,515,497
Dennis P. Coyle ............   100,000              7.7%          $51.156         2/15/09         $1,010,331
Thomas F. Plunkett .........   100,000              7.7%          $51.156         2/15/09         $1,010,331
Lawrence J. Kelleher .......   100,000              7.7%          $51.156         2/15/09         $1,010,331
___________________
(a)	Options granted are non-qualified stock options.  Mr. Broadhead's options will be exercisable on November 28, 2001.
 All other stock options will become exercisable 25% per year and be fully exercisable after four years.  All options were granted at an exercise price per share of 100% of the fair market value of FPL Group, Inc. common stock on the date of grant.
(b)	The values shown reflect standard application of the Black-Scholes pricing model.  Volatility is equal to 18.08%
and yield is equal to 3.81%.  The interest rate is equal to the U.S. Treasury Strip Rate on the date of grant with a term equal to that of the option (5.19% for the 7-year options expiring 2/15/06 and 5.40% for the 10-year options expiring 2/15/09).  The values do not take into account risk factors such as non-transferability or risk of forfeiture.



The preceding table sets forth information concerning individual grants of common stock options during fiscal year 1999 to the executive officers named in the Summary Compensation Table. Such awards are also listed in the Summary Compensation Table in the column entitled Number of Securities Underlying Options.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values


                                                        Number of Securities           Value of Unexercised
                                                       Underlying Unexercised         In-The-Money Options at
                                                     Options at Fiscal Year-End           Fiscal Year-End
                          Shares
                        Acquired on      Value
        Name             Exercise       Realized    Exercisable    Unexercisable    Exercisable   Unexercisable
James L. Broadhead          0             $0            0            250,000            $0             $0
Paul J. Evanson             0             $0            0            150,000            $0             $0
Dennis P. Coyle             0             $0            0            100,000            $0             $0
Thomas F. Plunkett          0             $0            0            100,000            $0             $0
Lawrence J. Kelleher        0             $0            0            100,000            $0             $0



The preceding table sets forth information, with respect to the named officers, concerning the exercise of stock options during the fiscal year, and unexercised options held at the end of the fiscal year. The named officers did not exercise any stock options during 1999, and held no exercisable options at the end of the year. All of the unexercisable options shown in the preceding table were granted in 1999. At December 31, 1999, the fair market value of the underlying securities (based on the closing share price of FPL Group, Inc. Common Stock reported on the NYSE of $42.8125 per share) did not exceed the exercise or base price of the options, therefore the options were not in-the-money at fiscal year-end.

Retirement Plans - FPL Group maintains a non-contributory defined benefit pension plan and a supplemental executive retirement plan which covers FPL employees. The following table shows the estimated annual benefits, calculated on a straight-line annuity basis, payable upon retirement in 1999 at age 65 after the indicated years of service.

PENSION PLAN TABLE


 Eligible Average                                                               Years of Service
Annual Compensation                                             10          20          30         40          50
$  300,000 .............................................     $ 58,809    $117,606  $  146,414  $  154,909  $  157,297
   400,000 .............................................       78,809     157,606     196,414     207,409     209,797
   500,000 .............................................       98,809     197,606     246,414     259,909     262,297
   600,000 .............................................      118,809     237,606     296,414     312,409     314,797
   700,000 .............................................      138,809     277,606     346,414     364,909     367,297
   800,000 .............................................      158,809     317,606     396,414     417,409     419,797
   900,000 .............................................      178,809     357,606     446,414     469,909     472,297
 1,000,000 .............................................      198,809     397,606     496,414     522,409     524,797
 1,100,000 .............................................      218,809     437,606     546,414     574,909     577,297
 1,200,000 .............................................      238,809     477,606     596,414     627,409     629,797
 1,300,000 .............................................      258,809     517,606     646,414     679,909     682,297
 1,400,000 .............................................      278,809     557,606     696,414     732,409     734,797
 1,500,000 .............................................      298,809     597,606     746,414     784,909     787,297
 1,600,000 .............................................      318,809     637,606     796,414     837,409     839,797
 1,700,000 .............................................      338,809     677,606     846,414     889,909     892,297
 1,800,000 .............................................      358,809     717,606     896,414     942,409     944,797
 1,900,000 .............................................      378,809     757,606     946,414     994,909     997,297
 2,000,000 .............................................      398,809     797,606     996,414   1,047,409   1,049,797
 2,100,000 .............................................      418,809     837,606   1,046,414   1,099,909   1,102,297
 2,200,000 .............................................      438,809     877,606   1,096,414   1,152,409   1,154,797
 2,300,000 .............................................      458,809     917,606   1,146,414   1,204,909   1,207,297
 2,400,000 .............................................      478,809     957,606   1,196,414   1,257,409   1,259,797



The compensation covered by the plans includes annual salaries and bonuses of certain officers of FPL Group and annual salaries of officers of FPL, as shown in the respective Summary Compensation Tables, but no other amounts shown in those tables. The estimated credited years of service for the executive officers named in the Summary Compensation Table are: Mr. Broadhead, 11 years; Mr. Evanson, 7 years; Mr. Coyle, 10 years; Mr. Plunkett, 9 years and Mr. Kelleher, 32 years. Amounts shown in the table reflect deductions to partially cover employer contributions to social security.

A supplemental retirement plan for Mr. Broadhead provides for a lump-sum retirement benefit equal to the then present value of a joint and survivor annuity providing annual payments to him or his surviving beneficiary equal to 61% to 70% of his average annual compensation for the three years prior to his retirement between age 62 (1998) and age 65 (2001), reduced by the then present value of the annual amount of payments to which he is entitled under all other pension and retirement plans of FPL Group and former employers. This benefit is further reduced by the then value of 96,800 shares of restricted common stock which vest in 2001. Upon a change of control of FPL Group (as defined below under Employment Agreements), the restrictions on the restricted stock lapse and the full retirement benefit becomes payable. Upon termination of Mr. Broadhead's employment agreement (also described below) without cause, the restrictions on the restricted stock lapse and he becomes fully vested under the supplemental retirement plan.

A supplemental retirement plan for Mr. Coyle provides for benefits, upon retirement at age 62 (2000) or more, based on two times his credited years of service. A supplemental retirement plan for Mr. Evanson provides for benefits based on two times his credited years of service up to age 65 and one times his credited years of service thereafter. A supplemental retirement plan for Mr. Plunkett provides for benefits, upon retirement at age 62 or more, based on two times his credited years of service up to age 65 and one times his credited years of service thereafter.

In 1998, the vesting schedule attached to 10,000 shares of restricted common stock held by C.O. Woody, then President of the Power Generation Division of FPL, was amended to coincide with Mr. Woody's planned retirement in June 1999. As a consequence of the amended vesting schedule, Mr. Woody was indebted to FPL for a period of less than two weeks in June 1999 for $147,133 in taxes owed upon vesting of the shares.

FPL Group sponsors a split-dollar life insurance plan for certain of FPL's and FPL Group's senior officers. Benefits under the split-dollar plan are provided by universal life insurance policies purchased by FPL Group. If the officer dies prior to retirement, the officer's beneficiaries generally receive two and one-half times the officer's annual salary at the time of death. If the officer dies after retirement, the officer's beneficiaries receive between 50% to 100% of the officer's final annual salary. Each officer is taxable on the insurance carrier's one-year term rate for his life insurance coverage.

Employment Agreements - FPL Group has an employment agreement with Mr. Broadhead that provides for automatic one-year extensions after 2000 unless either party elects not to extend. The agreement provides for a minimum base salary of $765,900 per year, subject to increases based upon corporate and individual performance and increases in cost-of-living indices, plus annual and long-term incentive compensation opportunities at least equal to those currently in effect. If FPL Group terminates Mr. Broadhead's employment without cause, he is entitled to receive a lump-sum payment of two years' compensation. Compensation is measured by the then current base salary plus the average of the preceding two years' annual incentive awards. He would also be entitled to receive all amounts accrued under all performance share grants in progress, prorated for the year of termination and assuming achievement of the targeted award, and to full vesting of his benefits under his supplemental retirement plan.

FPL Group and FPL have entered into employment agreements with certain officers, including the individuals named in the Summary Compensation Table, to become effective in the event of a change of control of FPL Group, which is defined as the acquisition of beneficial ownership of 20% of the voting power of FPL Group, certain changes in FPL Group's board of directors, or approval by the shareholders of the liquidation of FPL Group or of certain mergers or consolidations or of certain transfers of FPL Group's assets. These agreements are intended to assure FPL Group and FPL of the continued services of key officers. The agreements provide that each officer shall be employed by FPL Group or one of its subsidiaries in his then current position, with compensation and benefits at least equal to the then current base and incentive compensation and benefit levels, for an employment period of four and, in certain cases, five years after a change in control occurs.

In the event that the officer's employment is terminated (except for death, disability or cause) or if the officer terminates his employment for good reason, as defined in the agreement, the officer is entitled to severance benefits in the form of a lump-sum payment equal to the compensation due for the remainder of the employment period or for two years, whichever is longer. Such benefits would be based on the officer's then base salary plus an annual bonus at least equal to the average bonus for the two years preceding the change of control. The officer is also entitled to the maximum amount payable under all long-term incentive compensation grants outstanding, continued coverage under all employee benefit plans, supplemental retirement benefits and reimbursement for any tax penalties incurred as a result of the severance payments.

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

FPL - FPL Group owns 100% of FPL's common stock. FPL's directors and executive officers beneficially own shares of FPL Group's common stock as follows:


                                            Name                                               Number of Shares (a)
James L. Broadhead ......................................................................        243,640(b)(c)
Dennis P. Coyle .........................................................................         63,469(b)(c)(d)
Paul J. Evanson .........................................................................         96,170(b)(c)(d)
Lewis Hay, III ..........................................................................         25,134(b)(c)
Lawrence J. Kelleher ....................................................................         69,562(b)(c)(d)
Armando J. Olivera ......................................................................         42,676(b)(c)(d)
Thomas F. Plunkett ......................................................................         55,261(b)(c)(d)
Antonio Rodriguez .......................................................................          6,171(b)
All directors and executive officers as a group .........................................        708,939(b)(c)(d)(e)
____________________
(a)	Information is as of January 31, 2000, except for executive officers' holdings under the thrift plans and the
Supplemental Executive Retirement Plan, which are as of December 31, 1999.  Unless otherwise indicated, each person has sole voting and sole investment power.
(b)	Includes 15,625, 3,876, 4,335, 84, 1,292, 195, 549 and 111 phantom shares for Messrs. Broadhead, Coyle, Evanson,
Hay, Kelleher, Olivera, Plunkett and Rodriguez, respectively, and a total of 28,967 phantom shares for all directors and officers as a group, credited to a Supplemental Matching Contribution Account under the Supplemental
Executive Retirement Plan.
(c)	Includes 146,800, 20,000, 25,000, 25,000, 30,000, 10,000 and 20,000 shares of restricted stock as to which Messrs.
Broadhead, Coyle, Evanson, Hay, Kelleher, Olivera and Plunkett, respectively, and a total 311,800 shares of restricted stock for all directors and officers as a group, have voting but not investment power.
(d)	Includes options held by Messrs. Coyle, Evanson, Kelleher, Olivera and Plunkett to purchase 25,000, 37,500, 25,000,
12,500 and 25,000 shares, respectively, and options to purchase a total of 162,500 shares for all directors and officers as a group.
(e)	Less than 1% of FPL Group's common stock outstanding.



Section 16(a) Beneficial Ownership Reporting Compliance - FPL's directors and executive officers are required to file initial reports of ownership and reports of changes of ownership of FPL Group common stock with the Securities and Exchange Commission. Based upon a review of these filings and written representations from FPL directors and executive officers, all required filings were timely made in 1999.



Item 13.  Certain Relationships and Related Transactions

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference.

FPL - None

	PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

	(a)	1.	Financial Statements	                        Page(s)

		Independent Auditors' Report	                         16
		FPL Group:
			Consolidated Statements of Income	         17
			Consolidated Balance Sheets	                 18
			Consolidated Statements of Cash Flows	         19
			Consolidated Statements of Shareholders' Equity	 20

		FPL:
			Consolidated Statements of Income	         21
			Consolidated Balance Sheets	                 22
			Consolidated Statements of Cash Flows	         23
			Consolidated Statements of Shareholder's Equity	 24
		Notes to Consolidated Financial Statements	         25-38

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

            *3(ii)a    Bylaws of FPL Group dated November 15, 1993 (filed as Exhibit 3(ii) to Form        x
                       10-K for the year ended December 31, 1993, File No. 1-8841)

                                                                                                        FPL
                                                                                                        Group    FPL

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

            *4(b)      Mortgage and Deed of Trust dated as of January 1, 1944, and Ninety-nine            x       x
                       Supplements thereto between FPL and Bankers Trust Company and The
                       Florida National Bank of Jacksonville (now First Union National Bank of
                       Florida), Trustees (as of September 2, 1992, the sole trustee is Bankers
                       Trust Company) (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a),
                       File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No.
                       2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093;
                       Exhibit 4(c), File  No. 2-11491; Exhibit 4(b)-1, File No. 2-12900;
                       Exhibit 4(b)-1, File No. 2-13255; Exhibit  4(b)-1, File No. 2-13705;
                       Exhibit  4(b)-1, File No.  2-13925; Exhibit 4(b)-1, File No. 2-15088;
                       Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501;
                       Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit
                       2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c),
                       File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File
                       No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No.
                       2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312;
                       Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit
                       2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c),
                       File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No.
                       2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228;
                       Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File
                       No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No.
                       2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767;
                       Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits
                       4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629;
                       Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment
                       No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective
                       Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form
                       10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit
                       4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545;
                       Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File
                       No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,
                       1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended
                       June 30, 1998, File No. 1-3545; and Exhibit 4 to Form 10-Q for the
                       quarter ended March 31, 1999, File No. 1-8841)

            *4(c)      Indenture, dated as of June 1, 1999, between FPL Group Capital Inc and             x
                       The Bank of New York, as Trustee (filed as Exhibit 4(a) to Form 8-K
                       Dated July 16, 1999, File No. 1-8841)

            *4(d)      Guarantee Agreement between FPL Group, Inc. (as guarantor) and                     x
                       The Bank of New York (as Guarantor Trustee) dated as of June 1, 1999
                       (filed as Exhibit 4(b) to Form 8-K dated July 16, 1999, File No. 1-8841)

             10(a)     FPL Group Supplemental Executive Retirement Plan, amended and restated             x
                       effective April 1, 1997

             10(b)     Amendments # 1 and 2 effective January 1, 1998 to FPL Group Supplemental           x
                       Executive Retirement Plan, amended and restated effective April 1, 1997

             10(c)     Amendment #3 effective January 1, 1999, to FPL Group Supplemental                  x
                       Executive Retirement Plan, amended and restated effective April 1, 1997

            *10(d)     FPL Group Amended and Restated Supplemental Executive Retirement Plan for          x
                       James L. Broadhead effective January 1, 1990 (filed as Exhibit 99(d) to
                       Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

            *10(e)     Supplement to the FPL Group Supplemental Executive Retirement Plan                 x
                       as it applies to Paul J. Evanson effective January 1, 1996 (filed as
                       Exhibit 10(b) to Form 10-K for the year ended December 31, 1996, File
                       No. 1-8841)

            *10(f)     Supplement to the FPL Group Supplemental Executive Retirement Plan as              x
                       it applies to Thomas F. Plunkett (filed as Exhibit 10(e) to Form 10-K for the year ended December 31, 1997, File No. 1-8841)

            *10(g)     FPL Group Long-Term Incentive Plan of 1985, as amended (filed as Exhibit           x
                       99(h) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)

            *10(h)     Long-Term Incentive Plan 1994 (filed as Exhibit 4(d) to Form S-8, File             x
                       No. 33-57673)

             10(i)     Annual Incentive Plan                                                              x

            *10(j)     FPL Group, Inc. Deferred Compensation Plan, amended and restated effective         x
                       January 1, 1995 (filed as Exhibit 99 to Form S-8, File No. 1-8841)

            *10(k)     FPL Group Executive Long Term Disability Plan effective January 1, 1995            x
                       (filed as Exhibit 10(g) to Form 10-K for the year ended December 31,
                       1995, File No. 1-8841)


                                                                                                        FPL
                                                                                                        Group    FPL

            *10(l)     Employment Agreement between FPL Group and James L. Broadhead, amended and         x
                       restated as of May 10, 1999 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)

            *10(m)     Employment Agreement between FPL Group and Dennis P. Coyle, amended and            x
                       restated as of May 10, 1999 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)


            *10(n)     Employment Agreement between FPL Group and Paul J. Evanson, amended and            x
                       restated as of May 10, 1999 (filed as Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)

            *10(o)     Employment Agreement between FPL Group and Lewis Hay, III, dated                   x
                       as of September 13, 1999 (filed as Exhibit 10(d) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)

            *10(p)     Employment Agreement between FPL Group and Lawrence J. Kelleher, amended           x
                       and restated as of May 10, 1999 (filed as Exhibit 10(e) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)

            *10(q)     Employment Agreement between FPL Group and Thomas F. Plunkett, amended and         x
                       restated as of May 10, 1999 (filed as Exhibit 10(f) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)

            *10(r)     Employment Agreement between FPL Group and Michael W. Yackira, amended and         x
                       restated as of May 10, 1999 (filed as Exhibit 10(g) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)

            *10(s)     FPL Group, Inc. Non-Employee Directors Stock Plan dated as of March 17,            x
                       1997 (filed as Appendix A to FPL Group's 1997 Proxy Statement, File No.
                       1-8841)

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

	         FPL Group, Inc.


	       JAMES L. BROADHEAD
               ------------------
	       James L. Broadhead
	   Chairman of the Board and
	    Chief Executive Officer
    (Principal Executive Officer and Director)

Date:  February 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated


Signature and Title as of February 28, 2000:

LEWIS HAY, III
--------------
Lewis Hay, III
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

K. MICHAEL DAVIS
----------------
K. Michael Davis
Controller and Chief Accounting Officer
(Principal Accounting Officer)

Directors:

H. JESSE ARNELLE		WILLARD D. DOVER
----------------	        ----------------
H. Jesse Arnelle		Willard D. Dover


SHERRY S. BARRAT		ALEXANDER W. DREYFOOS JR.
----------------	        -------------------------
Sherry S. Barrat		Alexander W. Dreyfoos Jr.


ROBERT M. BEALL, II		PAUL J. EVANSON
-------------------	        ---------------
Robert M. Beall, II		Paul J. Evanson


J. HYATT BROWN		        DREW LEWIS
--------------	                ----------
J. Hyatt Brown		        Drew Lewis


ARMANDO M. CODINA		FREDERIC V. MALEK
-----------------               -----------------
Armando M. Codina		Frederic V. Malek


MARSHALL M. CRISER		PAUL R. TREGURTHA
------------------              -----------------
Marshall M. Criser		Paul R. Tregurtha


-----------
B. F. Dolan




           FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	        Florida Power & Light Company



	              PAUL J. EVANSON
                      ---------------
	              Paul J. Evanson
	          President and Director

Date:  February 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature and Title as of February 28, 2000:


JAMES L. BROADHEAD
------------------
James L. Broadhead
Chairman of the Board
(Principal Executive Officer and Director)

LEWIS HAY, III
--------------
Lewis Hay, III
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer and Director)

K. MICHAEL DAVIS
----------------
K. Michael Davis
Vice President, Accounting,
Controller and Chief Accounting Officer
(Principal Accounting Officer)

Directors:



DENNIS P. COYLE		THOMAS F. PLUNKETT
---------------         ------------------
Dennis P. Coyle		Thomas F. Plunkett



LAWRENCE J. KELLEHER	ANTONIO RODRIGUEZ
--------------------    -----------------
Lawrence J. Kelleher	Antonio Rodriguez



ARMANDO J. OLIVERA
------------------
Armando J. Olivera