Form 10-Q
period 2000-03-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2000-04-28
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

			    Washington, D. C. 20549



				   FORM 10-Q



	     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


	       For the quarterly period ended March 31, 2000


				    OR


	   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		 OF THE SECURITIES EXCHANGE ACT OF 1934



	      Exact name of Registrants as specified
Commission    in their charters, address of principal   IRS Employer
File          executive offices and Registrants'        Identification
Number        telephone number                          Number
----------------------------------------------------------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each class of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $.01 par value, outstanding at March 31, 2000: 178,166,335 shares.

As of March 31, 2000, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

In connection with the safe harbor provisions of the Reform Act, FPL Group, Inc. (FPL Group) and Florida Power & Light Company (FPL) (collectively, the Company) are hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Company's actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Company.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in laws or regulations, changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Florida Public Service Commission (FPSC), the Public Utility Regulatory Policies Act of 1978, as amended, the Public Utility Holding Company Act of 1935, as amended and the
U. S. Nuclear Regulatory Commission, with respect to allowed rates of return including but not limited to return on common equity and equity ratio limits, industry and rate structure, operation of nuclear power facilities, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, decommissioning costs, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

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





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)




											   Three Months Ended
												March 31,
											   2000          1999
											   -------------------
OPERATING REVENUES ..................................................................     $1,468        $1,412

OPERATING EXPENSES:
  Fuel, purchased power and interchange .............................................        542           506
  Other operations and maintenance...................................................        285           275
  Depreciation and amortization .....................................................        259           279
  Taxes other than income taxes .....................................................        145           144
    Total operating expenses ........................................................      1,231         1,204

OPERATING INCOME ....................................................................        237           208

OTHER INCOME (DEDUCTIONS):
  Interest charges ..................................................................        (62)          (47)
  Preferred stock dividends - FPL ...................................................         (4)           (4)
  Gain on sale of Adelphia Communications Corporation stock .........................          -           149
  Other - net .......................................................................          7             9
    Total other income (deductions) - net ...........................................        (59)          107

INCOME BEFORE INCOME TAXES ..........................................................        178           315

INCOME TAXES ........................................................................         57           106

NET INCOME ..........................................................................     $  121        $  209

Earnings per share of common stock (basic and assuming dilution).....................     $ 0.71        $ 1.22
Dividends per share of common stock .................................................     $ 0.54        $ 0.52
Average number of common shares outstanding .........................................        170           172



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (1999 Form 10-K) for FPL Group and FPL.



FPL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)




											 March 31,      December 31,
											   2000             1999
											 ---------      ------------
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and other property,
    including nuclear fuel and construction work in progress .......................      $19,867         $19,554
  Less accumulated depreciation and amortization ...................................      (10,551)        (10,290)
    Total property, plant and equipment - net ......................................        9,316           9,264

CURRENT ASSETS:
  Cash and cash equivalents ........................................................          104             361
  Customer receivables, net of allowance of $5 and $7, respectively.................          463             482
  Materials, supplies and fossil fuel inventory - at average cost ..................          312             343
  Deferred clause expenses .........................................................           69              54
  Other ............................................................................          129             133
    Total current assets ...........................................................        1,077           1,373

OTHER ASSETS:
  Special use funds of FPL .........................................................        1,441           1,352
  Other investments ................................................................          655             611
  Other ............................................................................          872             841
    Total other assets .............................................................        2,968           2,804

TOTAL ASSETS .......................................................................      $13,361         $13,441


CAPITALIZATION:
  Common stock .....................................................................      $     2         $     2
  Additional paid-in capital........................................................        2,896           2,904
  Retained earnings.................................................................        2,494           2,465
  Accumulated other comprehensive loss .............................................            -              (1)
    Total common shareholders' equity...............................................        5,392           5,370
  Preferred stock of FPL without sinking fund requirements .........................          226             226
  Long-term debt ...................................................................        3,478           3,478
    Total capitalization ...........................................................        9,096           9,074

CURRENT LIABILITIES:
  Debt due within one year .........................................................          246             464
  Accounts payable .................................................................          448             407
  Accrued interest, taxes and other ................................................        1,003             999
    Total current liabilities ......................................................        1,697           1,870

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................        1,166           1,079
  Unamortized regulatory and investment tax credits ................................          299             310
  Other ............................................................................        1,103           1,108
    Total other liabilities and deferred credits ...................................        2,568           2,497

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................      $13,361         $13,441



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1999 Form 10-K for FPL Group and FPL.




FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)



												 Three Months Ended
												      March 31,
												  2000        1999
												 -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................          $  480      $  680

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures of FPL .........................................................            (301)       (180)
  Independent power investments .......................................................             (81)       (316)
  Distributions and loan repayments from partnerships and joint ventures ..............              15          57
  Other - net .........................................................................             (44)         95
      Net cash used in investing activities ...........................................            (411)       (344)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt ........................................................               -        (130)
  Increase (decrease) in commercial paper .............................................            (218)        276
  Repurchase of common stock ..........................................................             (16)        (32)
  Dividends on common stock ...........................................................             (92)        (89)
      Net cash provided by (used in) financing activities .............................            (326)         25

Net increase (decrease) in cash and cash equivalents ..................................            (257)        361

Cash and cash equivalents at beginning of period ......................................             361         187

Cash and cash equivalents at end of period ............................................          $  104      $  548

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................          $   53      $   45
  Cash paid for income taxes ..........................................................          $   17      $    -

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................          $   17      $   26



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1999 Form 10-K for FPL Group and FPL.




FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited


											      Three Months Ended
												   March 31,
											       2000        1999
											      ------      ------
OPERATING REVENUES .........................................................................  $1,338      $1,359

OPERATING EXPENSES:
  Fuel, purchased power and interchange ....................................................     501         485
  Other operations and maintenance .........................................................     237         250
  Depreciation and amortization ............................................................     247         275
  Income taxes .............................................................................      60          56
  Taxes other than income taxes ............................................................     142         143
    Total operating expenses ...............................................................   1,187       1,209

OPERATING INCOME ...........................................................................     151         150

OTHER INCOME (DEDUCTIONS):
  Interest charges .........................................................................     (40)        (43)
  Other - net ..............................................................................      (1)          1
    Total other deductions - net ...........................................................     (41)        (42)

NET INCOME .................................................................................     110         108

PREFERRED STOCK DIVIDENDS ..................................................................       4           4

NET INCOME AVAILABLE TO FPL GROUP ..........................................................  $  106      $  104



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1999 Form 10-K for FPL Group and FPL.



FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited


											 March 31,     December 31,
											  2000            1999
											 ---------     ------------

ELECTRIC UTILITY PLANT:
  Plant in service, including nuclear fuel and construction work in progress .......     $18,307         $18,162
  Less accumulated depreciation and amortization ...................................     (10,414)        (10,184)
    Electric utility plant - net ...................................................       7,893           7,978

CURRENT ASSETS:
  Cash and cash equivalents ........................................................           9               -
  Customer receivables, net of allowance of $5 and $7, respectively.................         399             433
  Materials, supplies and fossil fuel inventory - at average cost ..................         284             299
  Deferred clause expenses .........................................................          69              54
  Other ............................................................................          89             107
    Total current assets ...........................................................         850             893

OTHER ASSETS:
  Special use funds ................................................................       1,441           1,352
  Other ............................................................................         412             385
    Total other assets .............................................................       1,853           1,737

TOTAL ASSETS .......................................................................     $10,596         $10,608


CAPITALIZATION:
  Common shareholder's equity ......................................................     $ 4,701         $ 4,793
  Preferred stock without sinking fund requirements ................................         226             226
  Long-term debt ...................................................................       2,079           2,079
    Total capitalization ...........................................................       7,006           7,098

CURRENT LIABILITIES:
  Debt due within one year .........................................................         141             219
  Accounts payable .................................................................         417             379
  Accrued interest, taxes and other ................................................         900             835
    Total current liabilities ......................................................       1,458           1,433

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................         878             802
  Unamortized regulatory and investment tax credits ................................         299             310
  Other ............................................................................         955             965
    Total other liabilities and deferred credits ...................................       2,132           2,077

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................     $10,596         $10,608



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1999 Form 10-K for FPL Group and FPL.



FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited


												Three Months Ended
												     March 31,
												 2000        1999
												------      ------
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................         $  516      $  667

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................           (301)       (180)
  Other - net .........................................................................            (26)        (51)
      Net cash used in investing activities ...........................................           (327)       (231)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in commercial paper ........................................................            (78)          -
  Dividends ...........................................................................           (102)       (102)
    Net cash used in financing activities .............................................           (180)       (102)

Net increase in cash and cash equivalents .............................................              9         334

Cash and cash equivalents at beginning of period ......................................              -         152

Cash and cash equivalents at end of period ............................................         $    9      $  486

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................         $   27      $   39
  Cash paid for income taxes ..........................................................         $   18      $    1

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................         $   17      $   26
  Transfer of net assets to FPL FiberNet, LLC .........................................         $  100      $    -



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 12 herein and the Notes to Consolidated Financial Statements appearing in the 1999 Form 10-K for FPL Group and FPL.



	    FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			      (unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 1999 Form 10-K for FPL Group and FPL. In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Capitalization

FPL Group Common Stock - During the three months ended March 31, 2000, FPL Group repurchased 369,400 shares of common stock under its share repurchase program. A total of approximately 4.2 million shares have been repurchased under the share repurchase program that began in April 1997.

Long-Term Debt - In April 2000, FPL sold approximately $96 million principal amount of variable-rate pollution control revenue refunding bonds maturing in July 2022. The proceeds will be used in July 2000 to redeem approximately $96 million of pollution control revenue refunding bonds of which $76 million bear interest at 7.3% and mature in 2020 and $20 million are variable rate and mature in 2024.

Long-Term Incentive Plan - Performance shares and options granted to date under FPL Group's long-term incentive plan resulted in assumed incremental shares of common stock outstanding for purposes of computing both basic and diluted earnings per share for the three months ended March 31, 2000 and 1999. These incremental shares were not material in the periods presented and did not cause diluted earnings per share to differ from basic earnings per share.

Other - Comprehensive income of FPL Group, totaling $121 million and $209 million for the three months ended March 31, 2000 and 1999, respectively, includes net income, changes in unrealized gains and losses on securities and foreign currency translation adjustments. Accumulated other comprehensive income is separately displayed in the condensed consolidated balance sheets of FPL Group.

2.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $3.1 billion for 2000 through 2002. Included in this three-year forecast are capital expenditures for 2000 of approximately $1.3 billion, of which $301 million had been spent through March 31, 2000. As of March 31, 2000, FPL Energy, LLC (FPL Energy), has made commitments in connection with the development and expansion of independent power projects totaling approximately $97 million. FPL Group and its subsidiaries, other than FPL, have guaranteed approximately $300 million of purchased power agreement obligations, debt service payments and other payments subject to certain contingencies.

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

FPL self-insures the majority of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a funded storm and property insurance reserve, which totaled approximately $209 million at March 31, 2000, for uninsured property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL Group has entered into a $3.7 billion long-term agreement with General Electric Company for the supply of 66 gas turbines from 2000 through 2004 and parts, repairs and on-site services through 2011. The turbines are intended to support expansion at FPL and FPL Energy, and the related commitments for a portion of the 66 gas turbines are included in Commitments above.

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

The required capacity and minimum payments through 2004 under these contracts are estimated to be as follows



									   2000      2001      2002       2003      2004
											    (millions)
FPL:
  Capacity payments:
    JEA and Southern Companies ..........................................  $210      $210      $210       $200      $200
    Qualifying facilities (a) ...........................................  $370      $380      $400       $410      $425
  Minimum payments, at projected prices:
    Natural gas, including transportation ...............................  $315      $440      $495       $510      $545
    Coal ................................................................  $ 50      $ 45      $ 45       $ 20      $ 10
    Oil .................................................................  $175      $195      $ 10       $  -      $  -
FPL Energy:
  Natural gas, including transportation and storage .....................  $ 20      $ 20      $ 20       $ 15      $ 15
_______________
(a)     Includes approximately $40 million, $40 million, $45 million, $45 million and $50 million, respectively, for capacity payments associated with two contracts that are currently in dispute.  These capacity payments are subject to the outcome of the related litigation.  See Litigation.



Charges under these contracts were as follows:



							      Three Months Ended March 31,
							   2000 Charges           1999 Charges
						       ------------------------------------------
								   Energy/                Energy/
							Capacity   Fuel       Capacity    Fuel
						       ------------------------------------------
								       (millions)
FPL:
  JEA and Southern Companies .........................  $50(a)    $31(b)       $50(a)     $23(b)
  Qualifying facilities ..............................  $79(c)    $32(b)       $75(c)     $21(b)
  Natural gas, including transportation ..............  $ -       $82(b)       $ -        $75(b)
  Coal ...............................................  $ -       $11(b)       $ -        $12(b)
  Oil ................................................  $ -       $21(b)       $ -        $11(b)

FPL Energy:
  Natural gas transportation and storage .............  $ -       $ 4          $ -        $ 4
_______________
(a)     Recovered through base rates and the capacity cost recovery clause (capacity clause).
(b)     Recovered through the fuel and purchased power cost recovery clause.
(c)     Recovered through the capacity clause.




Litigation - In 1997, FPL filed a complaint against the owners of two qualifying facilities (plant owners) seeking an order declaring that FPL's obligations under the power purchase agreements with the qualifying facilities were rendered of no force and effect because the power plants failed to accomplish commercial operation before January 1, 1997, as required by the agreements. In 1997, the plant owners filed for bankruptcy under Chapter XI of the U.S. Bankruptcy Code and entered into an agreement with the holders of more than 70% of the bonds that partially financed the construction of the plants. This agreement gives the holders of a majority of the principal amount of the bonds (the majority bondholders) the right to control, fund and manage any litigation against FPL and the right to settle with FPL on any terms such majority bondholders approve, provided that certain agreements are not affected and certain conditions are met.
In 1998, the plant owners (through the attorneys for the majority bondholders) filed an answer denying the allegations in FPL's complaint and asserting counterclaims for approximately $2 billion, consisting of all capacity payments that could have been made over the 30-year term of the power purchase agreements and three times their actual damages for alleged violations of Florida antitrust laws by FPL, FPL Group and FPL Group Capital Inc (FPL Group Capital), plus attorneys' fees. In 1998, the trial court dismissed all of the plant owners' antitrust claims. In 1999, the plant owners' motion for summary judgment was denied; they have appealed.

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

In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA) brought an action against Georgia Power Company and other subsidiaries of The Southern Company for injunctive relief and the assessment of civil penalties for certain violations of the Clean Air Act. Among other things, the EPA alleges Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act. The suit seeks injunctive relief requiring the installation of such technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after August 7, 1977 through January 30, 1997, and $27,500 per day for each violation thereafter. Georgia Power Company has filed an answer to the complaint asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.

FPL Group and FPL believe that they have meritorious defenses to the litigation and are vigorously defending the suits. Accordingly, the liabilities, if any, arising from the proceedings are not anticipated to have a material adverse effect on their financial statements.



3.  Segment Information

FPL Group's reportable segments include FPL, a regulated utility, and FPL Energy, an unregulated energy generating subsidiary. Corporate and other represents other business activities, other segments that are not separately reportable and eliminating entries. FPL Group's segment information is as follows:


							Three Months Ended March 31,

					      2000                                          1999
			    ------------------------------------------     ----------------------------------------
					 FPL       Corporate                          FPL      Corporate
			      FPL       Energy      & Other     Total      FPL       Energy     & Other      Total
			    ------------------------------------------     ----------------------------------------
								 (millions)
Operating revenues .....    $ 1,338    $  107        $  23     $ 1,468    $ 1,359    $   41      $ 12       $ 1,412
Net income .............    $   106    $   15        $   -     $   121    $   104    $    9      $ 96(a)    $   209





				    March 31, 2000                                   December 31, 1999
			      ---------------------------------------      ---------------------------------------
					 FPL       Corporate                         FPL       Corporate
			      FPL(b)    Energy      & Other(b)  Total      FPL      Energy      & Other      Total
			      ---------------------------------------      ----------------------------------------
								 (millions)
Total assets ...........    $10,596    $2,288        $ 477     $13,361    $10,608    $2,212      $621       $13,441



(a) Includes $96 million after-tax gain on the sale of an investment in Adelphia Communications Corporation (Adelphia) common stock. See
Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Corporate and Other.
(b) Includes effect of $100 million net asset transfer in January 2000 from FPL to FPL FiberNet, LLC.

4.  Summarized Financial Information of FPL Group Capital

FPL Group Capital provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL. FPL Group Capital's debentures are guaranteed by FPL Group and included in FPL Group's condensed consolidated balance sheets. Summarized financial information of FPL Group Capital is as follows:


			  Three Months Ended
			       March 31,                                         March 31,     December 31,
			   2000        1999                                        2000            1999
			   ----        ----                                      ---------     ------------
			      (millions)                                               (millions)
Operating revenues ....    $130        $ 54             Current assets .........   $  477         $  640
Operating expenses ....    $105        $ 51             Noncurrent assets ......   $2,801         $2,627
Net income ............    $ 20        $112(a)          Current liabilities ....   $  286         $  414
							Noncurrent liabilities..   $1,860         $1,840




(a) Includes $96 million after-tax gain on the sale of an investment in Adelphia common stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Corporate and Other.

Management has not presented separate financial statements and other disclosures concerning FPL Group Capital because management has determined that such information is not material to holders of the FPL Group Capital debentures.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 1999 Form 10-K for FPL Group and FPL. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

FPL Group's earnings for the first quarter of 2000 improved over the same period last year, excluding the first quarter 1999 nonrecurring gain on the sale of Adelphia stock. The improvement was primarily a result of growth at FPL Energy.

FPL - FPL's net income for the three months ended March 31, 2000 was up slightly despite the rate reduction that went into effect in April 1999. Higher sales, as well as lower depreciation and other operations and maintenance expenses contributed to the improvement. FPL's revenues from retail base operations for the three months ended March 31, 2000 were $730 million, down from $760 million for the same period in 1999. The effect of the rate agreement described below was partially offset by higher customer usage and growth in customer accounts. Usage per retail customer was up 4% due to weather conditions and some demand elasticity associated with lower rates. The number of customer accounts increased 2.3% for the same period. FPL's other operations and maintenance expense decreased for the three months ended March 31, 2000, primarily reflecting successful cost control efforts as well as the timing of expenditures.

The rate agreement provides for a $350 million reduction in annual revenues from retail base operations allocated to all customers on a cents-per-kilowatt-hour basis. Additionally, the agreement sets forth a revenue sharing mechanism for each of the twelve-month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold will be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL. Revenues from retail base operations in excess of a second threshold will be refunded 100% to retail customers. The thresholds for the twelve months ended April 14, 2000, were $3.4 billion and $3.556 billion, respectively. As of March 31, 2000, FPL had accrued approximately $19 million associated with the refund to retail customers for the twelve months ended April 14, 2000. The annual revenue reduction was offset by lower special depreciation. The agreement allows for special depreciation of up to $100 million, in each year of the three-year agreement period to be applied to nuclear and/or fossil generating assets. During the first year of the agreement, FPL recognized as depreciation essentially all of the $100 million; $29 million in the first quarter of 2000 and $70 million in 1999. For the three months ended March 31, 1999, FPL recorded approximately $61 million under the previous program.

FPL Energy - The improvement in FPL Energy's net income for the three months ended March 31, 2000 is primarily due to new projects and improved performance in the mid-atlantic and central regions. The new projects include the Maine assets, several wind projects and a gas project. Earnings from these additions were partially offset by higher interest and administrative expenses.

Corporate and Other - First quarter 1999 net income for the corporate and other segment reflects a $149 million ($96 million after-tax) gain on the sale of an investment in Adelphia stock.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2000, FPL Group repurchased 369,400 shares of common stock.

For information concerning capital commitments, see Note 2 - Commitments.



PART II - OTHER INFORMATION


Item 5.  Other Information

Reference is made to Item 1. Business - FPL Operations - Competition in the 1999 Form 10-K for FPL Group and FPL.

In April 2000, the Florida Supreme Court upheld arguments by FPL and other Florida utilities and ruled that under current Florida law the FPSC is not authorized to grant a determination of need for a proposed power plant, the output of which is not fully committed to use by Florida retail customers.

Also in April 2000, a settlement agreement between FPL and its wholesale customers was filed with the FERC covering issues that have been pending resolution since a rate case was filed by FPL in 1993. The settlement provides for lower rates to wholesale customers through the adoption of new fixed rates, rather than formula rates, effective January 1, 2000 and a $65 million refund for wholesale services from 1994-99, and is subject to FERC approval. As of March 31, 2000, FPL had accrued for the impact of this settlement.

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



			     FPL GROUP, INC.
		      FLORIDA POWER & LIGHT COMPANY
			     (Registrants)

Date:  April 28, 2000       K. MICHAEL DAVIS
			    ----------------
			    K. Michael Davis

	 Controller and Chief Accounting Officer of FPL Group, Inc.
		Vice President, Accounting, Controller and
	  Chief Accounting Officer of Florida Power & Light Company
	     (Principal Accounting Officer of the Registrants)