Form 10-Q
period 2000-06-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2000-08-02
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

		    Washington, D. C. 20549



			    FORM 10-Q



   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	   OF THE SECURITIES EXCHANGE ACT OF 1934


	 For the quarterly period ended June 30, 2000


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

	      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each class of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $.01 par value, outstanding at July 31, 2000: 177,752,216 shares.

As of July 31, 2000, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in laws or regulations, changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Florida Public Service Commission (FPSC), the Public Utility Regulatory Policies Act of 1978, as amended (PURPA), the Public Utility Holding Company Act of 1935, as amended and the U. S. Nuclear Regulatory Commission, with respect to allowed rates of return including but not limited to return on common equity and equity ratio limits, industry and rate structure, operation of nuclear power facilities, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, decommissioning costs, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

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



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

			    FPL GROUP, INC.
	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
		  (millions, except per share amounts)
			      (unaudited)




								       Three Months Ended       Six Months Ended
									    June 30,                June 30,
									2000        1999        2000       1999
OPERATING REVENUES ...............................................     $1,670      $1,614      $3,138     $3,026

OPERATING EXPENSES:
  Fuel, purchased power and interchange ..........................        605         588       1,146      1,095
  Other operations and maintenance................................        308         327         593        601
  Depreciation and amortization ..................................        266         244         525        523
  Impairment loss on Maine assets ................................          -         176           -        176
  Taxes other than income taxes ..................................        144         144         291        288
    Total operating expenses .....................................      1,323       1,479       2,555      2,683

OPERATING INCOME .................................................        347         135         583        343

OTHER INCOME (DEDUCTIONS):
  Interest charges ...............................................        (64)        (58)       (126)      (106)
  Preferred stock dividends - FPL ................................         (4)         (4)         (7)        (7)
  Gain on sale of Adelphia Communications Corporation stock ......          -           -           -        149
  Other - net ....................................................         26          32          34         41
    Total other income (deductions) - net ........................        (42)        (30)        (99)        77

INCOME BEFORE INCOME TAXES .......................................        305         105         484        420

INCOME TAXES .....................................................        101          28         159        134

NET INCOME .......................................................     $  204      $   77      $  325     $  286

Earnings per share of common stock (basic and assuming dilution)..     $ 1.20      $ 0.45      $ 1.91     $ 1.67
Dividends per share of common stock ..............................     $ 0.54      $ 0.52      $ 1.08     $ 1.04
Average number of common shares outstanding ......................        170         171         170        172


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






			     FPL GROUP, INC.
		  CONDENSED CONSOLIDATED BALANCE SHEETS
			       (millions)
			       (unaudited)




											  June 30,      December 31,
											   2000             1999
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and other property,
    including nuclear fuel and construction work in progress .......................      $20,220         $19,554
  Less accumulated depreciation and amortization ...................................      (10,764)        (10,290)
    Total property, plant and equipment - net ......................................        9,456           9,264

CURRENT ASSETS:
  Cash and cash equivalents ........................................................          234             361
  Customer receivables, net of allowances of $6 and $7, respectively ...............          578             482
  Materials, supplies and fossil fuel inventory - at average cost ..................          320             343
  Deferred clause expenses .........................................................          259              54
  Other ............................................................................          219             133
    Total current assets ...........................................................        1,610           1,373

OTHER ASSETS:
  Special use funds of FPL .........................................................        1,449           1,352
  Other investments ................................................................          782             611
  Other ............................................................................          899             841
    Total other assets .............................................................        3,130           2,804

TOTAL ASSETS .......................................................................      $14,196         $13,441


CAPITALIZATION:
  Common stock .....................................................................      $     2         $     2
  Additional paid-in capital........................................................        2,891           2,904
  Retained earnings.................................................................        2,606           2,465
  Accumulated other comprehensive loss..............................................            -              (1)
    Total common shareholders' equity...............................................        5,499           5,370
  Preferred stock of FPL without sinking fund requirements .........................          226             226
  Long-term debt ...................................................................        3,479           3,478
    Total capitalization ...........................................................        9,204           9,074

CURRENT LIABILITIES:
  Debt due within one year .........................................................          823             464
  Accounts payable .................................................................          547             407
  Deferred clause revenues .........................................................           74             116
  Accrued interest, taxes and other ................................................          984             883
    Total current liabilities ......................................................        2,428           1,870

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................        1,176           1,079
  Unamortized regulatory and investment tax credits ................................          289             310
  Other ............................................................................        1,099           1,108
    Total other liabilities and deferred credits ...................................        2,564           2,497

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................      $14,196         $13,441

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 13 herein and the Notes to Consolidated Financial Statements appearing in the 1999 Form 10-K for FPL Group and FPL.




				  FPL GROUP, INC.
		  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				    (millions)
				    (unaudited)



												   Six Months Ended
												      June 30,
												  2000        1999
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................          $  748      $1,090

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures of FPL .........................................................            (660)       (378)
  Independent power investments .......................................................            (294)     (1,352)
  Other - net .........................................................................             (63)        144
      Net cash used in investing activities ...........................................          (1,017)     (1,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ..........................................................             145         621
  Retirement of long-term debt ........................................................            (149)       (354)
  Increase in commercial paper ........................................................             363         899
  Repurchase of common stock ..........................................................             (34)        (84)
  Dividends on common stock ...........................................................            (183)       (178)
      Net cash provided by financing activities .......................................             142         904

Net increase (decrease) in cash and cash equivalents ..................................            (127)        408

Cash and cash equivalents at beginning of period ......................................             361         187

Cash and cash equivalents at end of period ............................................          $  234      $  595

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amount capitalized) ..................................          $  135      $  117
  Cash paid for income taxes ..........................................................          $   35      $  104

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................          $   22      $   28

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 13 herein and the Notes to Consolidated Financial Statements appearing in the 1999 Form 10-K for FPL Group and FPL.





			FLORIDA POWER & LIGHT COMPANY
		 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
				 (millions)
				 (unaudited)


								      Three Months Ended        Six Months Ended
									   June 30,                 June 30,
								       2000        1999         2000       1999
OPERATING REVENUES .................................................  $1,533      $1,511       $2,871     $2,869

OPERATING EXPENSES:
  Fuel, purchased power and interchange ............................     570         548        1,071      1,033
  Other operations and maintenance .................................     250         284          487        534
  Depreciation and amortization ....................................     254         234          501        509
  Income taxes .....................................................     101          95          161        151
  Taxes other than income taxes ....................................     140         143          282        285
    Total operating expenses .......................................   1,315       1,304        2,502      2,512

OPERATING INCOME ...................................................     218         207          369        357

OTHER INCOME (DEDUCTIONS):
  Interest charges .................................................     (42)        (43)         (82)       (86)
  Other - net ......................................................       -           3           (2)         4
    Total other deductions - net ...................................     (42)        (40)         (84)       (82)

NET INCOME .........................................................     176         167          285        275

PREFERRED STOCK DIVIDENDS ..........................................       4           4            7          7

NET INCOME AVAILABLE TO FPL GROUP ..................................  $  172      $  163       $  278     $  268

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 13 herein and the Notes to Consolidated Financial Statements appearing in the 1999 Form 10-K for FPL Group and FPL.





		       FLORIDA POWER & LIGHT COMPANY
		   CONDENSED CONSOLIDATED BALANCE SHEETS
			      (millions)
			      (unaudited)


											 June 30,      December 31,
											   2000            1999

ELECTRIC UTILITY PLANT:
  Plant in service, including nuclear fuel and construction work in progress .......     $18,576         $18,162
  Less accumulated depreciation and amortization ...................................     (10,618)        (10,184)
    Electric utility plant - net ...................................................       7,958           7,978

CURRENT ASSETS:
  Cash and cash equivalents ........................................................         143               -
  Customer receivables, net of allowances of $6 and $7, respectively ...............         510             433
  Materials, supplies and fossil fuel inventory - at average cost ..................         279             299
  Deferred clause expenses .........................................................         259              54
  Other ............................................................................         194             107
    Total current assets ...........................................................       1,385             893

OTHER ASSETS:
  Special use funds ................................................................       1,449           1,352
  Other ............................................................................         455             385
    Total other assets .............................................................       1,904           1,737

TOTAL ASSETS .......................................................................     $11,247         $10,608


CAPITALIZATION:
  Common shareholder's equity ......................................................     $ 4,853         $ 4,793
  Preferred stock without sinking fund requirements ................................         226             226
  Long-term debt ...................................................................       2,080           2,079
    Total capitalization ...........................................................       7,159           7,098

CURRENT LIABILITIES:
  Debt due within one year .........................................................         468             219
  Accounts payable .................................................................         521             379
  Deferred clause revenues ........................................................           74             116
  Accrued interest, taxes and other ................................................         888             719
    Total current liabilities ......................................................       1,951           1,433

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................         898             802
  Unamortized regulatory and investment tax credits ................................         289             310
  Other ............................................................................         950             965
    Total other liabilities and deferred credits ...................................       2,137           2,077

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................     $11,247         $10,608

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 13 herein and the Notes to Consolidated Financial Statements appearing in the 1999 Form 10-K for FPL Group and FPL.





			     FLORIDA POWER & LIGHT COMPANY
		    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				      (millions)
				      (unaudited)


												  Six Months Ended
												     June 30,
												  2000        1999
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................          $  722      $1,030

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................            (660)       (378)
  Other - net .........................................................................             (43)        (59)
      Net cash used in investing activities ...........................................            (703)       (437)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ..........................................................             145         224
  Retirement of long-term debt ........................................................            (149)       (225)
  Increase in commercial paper ........................................................             253           -
  Dividends ...........................................................................            (225)       (220)
  Capital contribution from FPL Group .................................................             100           -
    Net cash provided by (used in) financing activities ...............................             124        (221)

Net increase in cash and cash equivalents .............................................             143         372

Cash and cash equivalents at beginning of period ......................................               -         152

Cash and cash equivalents at end of period ............................................          $  143      $  524

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................          $   89      $   96
  Cash paid (received) for income taxes ...............................................          $  (27)     $   84

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................          $   22      $   28
  Transfer of net assets to FPL FiberNet, LLC .........................................          $  100      $    -

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on pages 9 through 13 herein and the Notes to Consolidated Financial Statements appearing in the 1999 Form 10-K for FPL Group and FPL.





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

1.  Capitalization

FPL Group Common Stock - During the three and six months ended June 30, 2000, FPL Group repurchased 381,000 shares and 750,400 shares of common stock, respectively, under its share repurchase program. A total of approximately
4.6 million shares have been repurchased under the share repurchase program that began in April 1997.

Long-Term Debt - In April 2000, FPL sold approximately $96 million principal amount of variable-rate pollution control revenue refunding bonds maturing in July 2022. The proceeds were used in July 2000 to redeem approximately $96 million of pollution control revenue refunding bonds, consisting of $76 million bearing interest at 7.3% and maturing in 2020 and $20 million with variable rate interest maturing in 2024.

In June 2000, FPL sold approximately $49 million principal amount of variable-rate solid waste disposal revenue refunding bonds maturing in 2025. A portion of the proceeds was used to redeem, in June 2000, solid waste disposal revenue bonds totalling $16 million bearing interest at 7.15% and maturing in 2023, and $7 million bearing interest at 6.7% and maturing in 2027. The remaining proceeds will be used to redeem solid waste disposal revenue bonds in August and September 2000, of which $10 million bear interest at 7.5% and mature in 2020 and $16 million are variable rate and mature in 2027.

Long-Term Incentive Plan - Performance shares and options granted to date under FPL Group's long-term incentive plan resulted in assumed incremental shares of common stock outstanding for purposes of computing both basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999. These incremental shares were not material in the periods presented and did not cause diluted earnings per share to differ from basic earnings per share.

Other - Comprehensive income of FPL Group, totaling $204 million and $76 million for the three months ended June 30, 2000 and 1999 and $325 million and $285 million for the six months ended June 30, 2000 and 1999, respectively, includes net income, changes in unrealized gains and losses on securities and foreign currency translation adjustments. Accumulated other comprehensive income is separately displayed in the condensed consolidated balance sheets of FPL Group.

2.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $3.1 billion for 2000 through 2002. Included in this three-year forecast are capital expenditures for 2000 of approximately $1.3 billion, of which $629 million had been spent through June 30, 2000. As of June 30, 2000, FPL Energy, LLC (FPL Energy), has made commitments in connection with the development and expansion of independent power projects totaling approximately $79 million. FPL Group and its subsidiaries, other than FPL, have guaranteed approximately $370 million of purchased power agreement obligations, debt service payments and other payments subject to certain contingencies.

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


FPL participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $38 million in retrospective premiums.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL Group's and FPL's financial condition.

FPL self-insures the majority of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a funded storm and property insurance reserve, which totaled approximately $216 million at June 30, 2000, for uninsured property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL Group has entered into a $3.7 billion long-term agreement with General Electric Company for the supply of 66 gas turbines from 2000 through 2004 and parts, repairs and on-site services through 2011. The turbines are intended to support expansion at FPL and FPL Energy, and the related commitments for a portion of the 66 gas turbines are included in Commitments above.

FPL has entered into long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority
(JEA) and with subsidiaries of The Southern Company (Southern Companies) provide approximately 1,300 megawatts (mw) of power through mid-2010 and 383 mw thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. FPL has long-term contracts for the transportation and supply of natural gas, coal and oil with various expiration dates through 2021. FPL Energy has long-term contracts for the transportation and storage of natural gas with expiration dates ranging from 2005 through 2017, and a contract for the supply of natural gas that expires in mid-2002.

The required capacity and minimum payments under these contracts for the remainder of 2000 through 2004 are estimated to be as follows:


									   2000      2001      2002       2003      2004
											    (millions)
FPL:
  Capacity payments:
    JEA and Southern Companies ..........................................  $110      $210      $210       $200      $200
    Qualifying facilities (a) ...........................................  $170      $340      $355       $365      $375
  Minimum payments, at projected prices:
    Natural gas, including transportation ...............................  $390      $555      $555       $560      $555
    Coal ................................................................  $ 25      $ 45      $ 45       $ 20      $ 10
    Oil .................................................................  $145      $195      $ 10       $  -      $  -
FPL Energy:
  Natural gas, including transportation and storage .....................  $ 10      $ 20      $ 20       $ 15      $ 15
_______________
(a)     Excludes capacity payments associated with two contracts that are in dispute.  The capacity payments would no longer be required pursuant to a proposed settlement, which is subject to regulatory approval.  See Litigation.

Charges under these contracts were as follows:


				    Three Months Ended June 30,                     Six Months Ended June 30,
				 2000 Charges           1999 Charges           2000 Charges           1999 Charges
					 Energy/                Energy/                Energy/               Energy/
			      Capacity   Fuel       Capacity    Fuel         Capacity   Fuel      Capacity    Fuel
								      (millions)
FPL:
  JEA and Southern Companies  $51(a)    $ 41(b)      $49(a)     $ 31(b)      $102(a)   $ 72(b)    $101(a)    $ 55(b)
  Qualifying facilities ......$80(c)    $ 28(b)      $76(c)     $ 28(b)      $159(c)   $ 59(b)    $151(c)    $ 49(b)
  Natural gas, including  ..  $ -       $130(b)      $ -        $111(b)      $  -      $212(b)    $  -       $186(b)
    transportation
  Coal .......................$ -       $ 11(b)      $ -        $ 11(b)      $  -      $ 23(b)    $  -       $ 23(b)
  Oil ........................$ -       $ 89(b)      $ -        $ 29(b)      $  -      $110(b)    $  -       $ 40(b)

FPL Energy:
  Natural gas transportation  $ -       $  4         $ -        $  4         $  -      $  8       $  -       $  8
    and storage
_______________
(a)  Recovered through base rates and the capacity cost recovery clause (capacity clause).
(b)  Recovered through the fuel and purchased power cost recovery clause (fuel clause).
(c)  Recovered through the capacity clause.



Litigation - In 1997, FPL filed a complaint against the owners of two qualifying facilities (plant owners) seeking an order declaring that FPL's obligations under the power purchase agreements with the qualifying facilities were rendered of no force and effect because the power plants failed to accomplish commercial operation before January 1, 1997, as required by the agreements. The plant owners disputed this claim. In 1997, the plant owners filed for bankruptcy under Chapter XI of the U.S. Bankruptcy Code and entered into an agreement with the holders of more than 70% of the bonds that partially financed the construction of the plants. This agreement gives the holders of a majority of the principal amount of the bonds (the majority bondholders) the right to control, fund and manage any litigation against FPL and the right to settle with FPL on any terms to which the majority bondholders agree, subject to approval by the bankruptcy court. In 1998, the plant owners (through the attorneys for the majority bondholders) filed an answer denying the allegations in FPL's complaint and asserting counterclaims for approximately $2 billion, consisting of all capacity and energy payments that could have been earned over the 30-year term of the power purchase agreements and three times their actual damages for alleged violations of Florida antitrust laws by FPL, FPL Group and FPL Group Capital Inc (FPL Group Capital), plus attorneys' fees. Recent disclosures by the plant owners state that they now seek $322.5 million in damages, plus prejudgement interest. In 1998, the trial court dismissed all of the plant owners' antitrust claims.

In July 2000, FPL, the majority bondholders, and the trustee of the indenture under which the bonds were issued entered into a conditional settlement agreement and release (settlement). Under the terms of the settlement, the trustee would be paid $222.5 million plus the amount of the security deposits, to be distributed as directed by the bankruptcy court. The settlement is conditioned upon (i) the approval of the bankruptcy court and (ii) the approval of the FPSC determining that the settlement is an appropriate buyout of the power purchase agreements and authorizing FPL to recover the settlement amount through the capacity clause and fuel clause.
 FPL estimates the net present value of the savings to its customers from the settlement versus the payments that would have been due under the power purchase agreements to be in excess of $350 million.

A contract with Cedar Bay Generating Company, L.P. (Cedar Bay), a qualifying facility, provides FPL with the right to dispatch the Cedar Bay facility "in any manner it deems appropriate." Despite this contractual right, Cedar Bay initiated an action in 1997 in the circuit court challenging, among other things, the manner in which the facility had been dispatched by FPL. Although the court granted summary judgment to FPL with regard to Cedar Bay's claim that FPL's dispatch decisions violated the express terms of the contract, it permitted a jury to hear Cedar Bay's claim that such dispatch decisions violated an implied duty of good faith and fair dealing. The jury awarded Cedar Bay approximately $13 million on this claim. Thereafter, the court entered a declaration that FPL was, in the future, to dispatch the Cedar Bay facility in accordance with certain specified parameters. FPL has appealed both the jury award and the court's declaration. If the jury award is upheld on appeal, FPL expects to recover this amount through the capacity clause.

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

In June 2000, Southern California Edison Company (SCE) filed with the FERC a Petition for Declaratory Order (petition) asking the FERC to apply a November 1999 federal circuit court of appeals' decision to all qualifying small power production facilities, including two solar facilities operated by partnerships indirectly owned in part by FPL Energy. The federal circuit court of appeals' decision invalidated the FERC's so-called essential fixed assets standard, which permitted secondary uses of fossil fuels by qualifying small power production facilities beyond those expressly set forth in PURPA.
 The petition requests that FERC declare that qualifying small power production facilities may not continue to use fossil fuel under the essential fixed assets standard and that they may be required to make refunds with respect to past usage. The partnerships intend to file a Motion to Intervene and Protest before the FERC, vigorously objecting to the position taken by SCE in its petition. The partnerships have always operated the solar facilities in accordance with orders issued by the FERC. Such orders were neither challenged nor appealed at the time they were granted, and it is the position of the partnerships that the orders remain in effect.

FPL Group and FPL believe that they have meritorious defenses to all the above litigation and are vigorously defending the suits. Accordingly, the liabilities, if any, arising from the proceedings are not anticipated to have a material adverse effect on their financial statements.

3.  Segment Information

FPL Group's reportable segments include FPL, a regulated utility, and FPL Energy, an unregulated energy generating subsidiary. Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries. FPL Group's segment information is as follows:

							Three Months Ended June 30,
					      2000                                          1999
					 FPL       Corporate                          FPL       Corporate
			      FPL       Energy      & Other     Total        FPL      Energy     & Other      Total
								 (millions)
Operating revenues .....    $ 1,533    $  114        $  23     $ 1,670     $ 1,511    $   93      $ 10       $ 1,614
Net income .............    $   172    $   28        $   4     $   204     $   163    $  (86)(a)  $  -       $    77

							Six Months Ended June 30,
					      2000                                          1999
					  FPL      Corporate                         FPL        Corporate
			      FPL       Energy      & Other    Total         FPL     Energy(a)   & Other(a)   Total
								 (millions)

Operating revenues .....    $ 2,871    $  222        $ 45      $ 3,138     $ 2,869    $  134      $ 23       $ 3,026
Net income .............    $   278    $   42        $  5      $   325     $   268    $  (77)(a)  $ 95(b)    $   286

					 June 30, 2000                               December 31, 1999
					 FPL       Corporate                         FPL        Corporate
			      FPL(c)    Energy      & Other(c)  Total      FPL      Energy       & Other      Total
								 (millions)

Total assets ...........    $11,247    $2,471        $478      $14,196    $10,608    $2,212       $621       $13,441
_______________
(a) Includes effect of $104 million after-tax impairment loss.  See
    Management's Discussion and Analysis of Financial Condition and Results
    of Operations - Results of Operations - FPL Energy.
(b) Includes $96 million after-tax gain on the sale of an investment in
    Adelphia Communications Corporation (Adelphia) common stock.  See
    Management's Discussion and Analysis of Financial Condition and Results
    of Operations - Results of Operations - Corporate and Other.
(c) Includes effect of $100 million net asset transfer in January 2000 from FPL to FPL FiberNet, LLC.


4.  Summarized Financial Information of FPL Group Capital

FPL Group Capital provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL. FPL Group Capital's debentures are guaranteed by FPL Group and included in FPL Group's condensed consolidated balance sheets. Summarized financial information of FPL Group Capital is as follows:

			  Three Months Ended           Six Months Ended
			       June 30,                     June 30,

			   2000       1999              2000       1999

			      (millions)                  (millions)

Operating revenues ....    $138       $103              $268       $157
Operating expenses ....    $109       $269 (a)          $214       $321(a)
Net income ............    $ 38       $(81)(a)          $ 58       $ 31(a)(b)

			   June 30,    December 31,
			     2000          1999
				 (millions)

Current assets .........   $  567        $  640
Noncurrent assets ......   $3,008        $2,627
Current liabilities ....   $  535        $  414
Noncurrent liabilities..   $1,851        $1,840
_______________
(a) Includes effect of $176 million ($104 million after-tax) impairment loss. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - FPL Energy.
(b) Includes $96 million after-tax gain on the sale of an investment in Adelphia common stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Corporate and Other.

Management has not presented separate financial statements and other disclosures concerning FPL Group Capital because management has determined that such information is not material to holders of the FPL Group Capital debentures.

5.  Subsequent Event

On July 30, 2000, FPL Group and Entergy Corporation (Entergy) entered into an Agreement and Plan of Merger (agreement). Based on the number of common shares currently outstanding, FPL Group shareholders will own 57 percent of the common equity of the combined company, and Entergy shareholders will own 43 percent. The new company's board of directors will initially consist of 15 members, eight from FPL Group and seven from Entergy. Corporate headquarters of the merged company will be located in Juno Beach, Florida, while the utility group will be headquartered in New Orleans, Louisiana. The agreement has been unanimously approved by FPL Group's and Entergy's Boards of Directors. The merger is conditioned, among other things, upon the approvals of the shareholders of both companies and is subject to approval by various regulatory bodies. The companies' objective is to complete the transaction within 15 months.

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

RESULTS OF OPERATIONS

FPL Group's earnings for the three and six months ended June 30, 2000 improved over the same periods last year. The improvement, excluding the effects of nonrecurring transactions in 1999, was primarily the result of growth at FPL and FPL Energy, as well as positive contributions from the newly formed subsidiary, FPL FiberNet. Nonrecurring transactions in the second quarter of 1999 included the impairment loss related to the Maine assets, which, on a year-to-date basis, more than offset the first quarter 1999 gain on the sale of Adelphia stock.

FPL - FPL's net income for the three and six months ended June 30, 2000 was higher than the same periods last year despite the rate reduction that went into effect in mid-April 1999. The improvement in the second quarter was due to higher sales and lower other operations and maintenance (O&M) expense partly offset by the effect of the rate reduction agreement and higher special depreciation expense. FPL's revenues from retail base operations for the three months ended June 30, 2000 were $850 million, up from $838 million in 1999. This improvement was due to increased usage per retail customer of 2.9% primarily due to weather and a 2.5% increase in the number of customer accounts, partly offset by an increase in the accrual for revenue refund associated with the rate reduction agreement. During the second quarter 2000, FPL accrued approximately $37 million associated with refunds to retail customers, $34 million of which relates to the second twelve-month period under the rate agreement. No such amount was recorded in the second quarter of 1999. In June 2000, FPL refunded approximately $23 million, including interest, to retail customers for the first twelve-month period under the rate agreement, essentially all of which was accrued for in 1999. The rate agreement also allows for special depreciation of up to $100 million, in each year of the three-year agreement period to be applied to nuclear and/or fossil generating assets. For the three months ended June 30, 2000, FPL recorded special depreciation of approximately $36 million compared to $20 million for the same period in 1999. Second quarter earnings also reflect successful cost control efforts, as well as the timing of expenditures.

Net income for the six months ended June 30, 2000 benefited from higher sales, lower O&M expense and lower special depreciation expense partly offset by the rate reduction agreement. FPL's revenues from retail base operations for the six months ended June 30, 2000 were $1,579 million compared to $1,598 million in 1999. Increased usage per retail customer of 3.4% and an increase in the number of customer accounts of 2.4% was more than offset by the reduction in rates combined with the revenue refund accrual. Special depreciation expense recorded for the six months ended June 30, 2000 and 1999 was $65 million and $82 million, respectively. Continued cost control efforts and timing of expenditures also contributed to lower O&M expense on a year-to-date basis.

FPL Energy - FPL Energy's net income for the three and six months ended June 30, 2000 benefited from increased revenues generated by the Maine assets as a result of warmer weather and higher prices in the Northeast during May 2000. FPL Energy's net income for the three and six months ended June 30, 1999, includes the effect of a $176 million ($104 million after-tax) impairment loss recorded in the second quarter of 1999.

Corporate and Other - For the three months ended June 30, 2000, net income for the corporate and other segment was essentially flat. Net income for the six months ended June 30, 1999 reflects a $149 million ($96 million after-tax) gain recorded by FPL Group Capital on the sale of an investment in Adelphia common stock in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

For financing activity during the six months ended June 30, 2000, see Note 1 - Long-Term Debt. During the three and six months ended June 30, 2000, FPL Group repurchased 381,000 and 750,400 shares of common stock, respectively.

For information concerning capital commitments, see Note 2 - Commitments. For information concerning the announced merger of FPL Group and Entergy, see Note 5.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the 1999 Form 10-K for FPL Group and FPL.

With regard to a contract dispute between FPL and two qualifying facilities, in July 2000, FPL, the majority bondholders, and the trustee of the indenture under which the bonds were issued entered into a settlement.
 Under the terms of the settlement, the trustee would be paid $222.5 million plus the amount of the security deposits, to be distributed as directed by the bankruptcy court. The settlement is conditioned upon (i) the approval of the bankruptcy court and (ii) the approval of the FPSC determining that the settlement is an appropriate buyout of the power purchase agreements and authorizing FPL to recover the settlement amount through the capacity clause and fuel clause. FPL estimates the net present value of the savings to its customers from the settlement versus the payments that would have been due under the power purchase agreements to be in excess of $350 million.

In June 2000, Southern California Edison Company (SCE) filed with the FERC a Petition for Declaratory Order (petition) asking the FERC to apply the November 1999 decision of the U.S. Court of Appeals for the District of Columbia Circuit in Southern California Edison Co. v. FERC, to all qualifying small power production facilities, including the SEGS VIII and SEGS IX facilities owned by Luz Solar Partners Ltd., VIII and Luz Solar Partners Ltd., IX (collectively, the partnerships), indirectly owned in part by FPL Energy. The federal circuit court of appeals' decision invalidated the FERC's so-called essential fixed assets standard, which permitted secondary uses of fossil fuels by qualifying small power production facilities beyond those expressly set forth in PURPA. The petition requests that FERC declare that qualifying small power production facilities may not continue to use fossil fuel under the essential fixed assets standard and that they may be required to make refunds with respect to past usage. The partnerships intend to file a Motion to Intervene and Protest before the FERC, vigorously objecting to the position taken by SCE in its petition. The partnerships have always operated the SEGS VIII and SEGS IX facilities in accordance with orders issued by the FERC. Such orders were neither challenged nor appealed at the time they were granted, and it is the position of the partnerships that the orders remain in effect.

Item 4.  Submission of Matters to a Vote of Security Holders

FPL Group:

(a) The Annual Meeting of FPL Group's shareholders was held on May 15, 2000. Of the 178,166,118 shares of common stock outstanding on the record date of March 6, 2000, a total of 149,201,828 shares were represented in person or by proxy.

(b)  The following directors were elected effective May 15, 2000:


								   Votes Cast
									     Against or
							       For            Withheld
       H. Jesse Arnelle ................................   146,294,886        2,906,942
       Sherry S. Barrat ................................   146,413,964        2,787,864
       Robert M. Beall, II .............................   146,480,450        2,721,378
       James L. Broadhead ..............................   133,839,726       15,362,102
       J. Hyatt Brown ..................................   146,071,324        3,130,504
       Armando M. Codina ...............................   128,961,380       20,240,448
       Marshall M. Criser ..............................   146,343,848        2,857,980
       Willard D. Dover ................................   146,435,696        2,766,132
       Alexander W. Dreyfoos, Jr. ......................   146,471,033        2,730,795
       Paul J. Evanson .................................   146,354,389        2,847,439
       Drew Lewis ......................................   146,294,494        2,907,334
       Frederic V. Malek ...............................   146,251,565        2,950,263
       Paul R. Tregurtha ...............................   146,335,914        2,865,914


(c) The vote to ratify the appointment of Deloitte & Touche LLP as independent auditors for 2000 was 147,228,814 for, 972,189 against and 1,000,825 abstaining.

FPL:

(a) The following FPL directors were elected effective May 15, 2000 by the written consent of FPL Group, as the sole common shareholder of FPL, in lieu of an annual meeting of shareholders:

	James L. Broadhead
	Dennis P. Coyle
	Paul J. Evanson
	Lawrence J. Kelleher
	Armando J. Olivera
	Thomas F. Plunkett
	Antonio Rodriguez

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits


       Exhibit                                                                                        FPL
       Number                                       Description                                      Group    FPL
	10(a)             Employment Agreement between FPL Group and Armando J. Olivera,              x
			    dated as of June 12, 2000
	10(b)             Employment Agreement between FPL Group and Antonio Rodriguez,               x
			     dated as of June 12, 2000
	12(a)             Computation of Ratio of Earnings to Fixed Charges                           x
	12(b)             Computation of Ratios                                                               x
	27                Financial Data Schedule                                                     x       x


(b) Reports on Form 8-K

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on July 31, 2000 by FPL Group reporting one event under Item 5. Other Events and filing exhibits under Item 7. Exhibits.




				   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

				 FPL GROUP, INC.
			FLORIDA POWER & LIGHT COMPANY
				 (Registrants)

Date:  August 2, 2000          K. MICHAEL DAVIS
			       K. Michael Davis
	 Controller and Chief Accounting Officer of FPL Group, Inc.
		 Vice President, Accounting, Controller and
	  Chief Accounting Officer of Florida Power & Light Company
	     (Principal Accounting Officer of the Registrants)