Form 10-Q
period 2000-09-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2000-11-14
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C. 20549



                                        FORM 10-Q



                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended September 30, 2000


                                              OR


              [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



	       Exact name of Registrants as specified
Commission     in their charters, address of principal	  IRS Employer
File Number    Executive offices and Registrants'         Identification
                           telephone number                 Number

1-8841	                    FPL GROUP, INC.	          59-2449419
1-3545	             FLORIDA POWER & LIGHT COMPANY	  59-0247775
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each class of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $.01 par value, outstanding at September 30, 2000: 176,885,789 shares.

As of September 30, 2000, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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



                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              FPL GROUP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (millions, except per share amounts)
                                 (unaudited)



                                                                        Three Months Ended        Nine Months Ended
                                                                           September 30,            September 30,
                                                                        2000          1999        2000         1999
OPERATING REVENUES ...............................................     $2,087        $1,892      $5,225       $4,918

OPERATING EXPENSES:
  Fuel, purchased power and interchange ..........................        845           693       1,992        1,788
  Other operations and maintenance................................        314           309         907          910
  Depreciation and amortization ..................................        237           245         763          768
  Impairment loss on Maine assets ................................          -             -           -          176
  Taxes other than income taxes ..................................        180           175         469          462
    Total operating expenses .....................................      1,576         1,422       4,131        4,104

OPERATING INCOME .................................................        511           470       1,094          814

OTHER INCOME (DEDUCTIONS):
  Interest charges ...............................................        (74)          (58)       (201)        (163)
  Preferred stock dividends - FPL ................................         (4)           (4)        (11)         (11)
  Gain on sale of Adelphia Communications Corporation stock ......          -             -           -          149
  Other - net ....................................................         46            39          80           79
    Total other income (deductions) - net ........................        (32)          (23)       (132)          54

INCOME BEFORE INCOME TAXES .......................................        479           447         962          868

INCOME TAXES .....................................................        165           156         323          291

NET INCOME .......................................................     $  314        $  291      $  639       $  577

Earnings per share of common stock:
  Basic ..........................................................     $ 1.85        $ 1.70      $ 3.75       $ 3.36
  Assuming dilution ..............................................     $ 1.84        $ 1.70      $ 3.75       $ 3.36
Dividends per share of common stock ..............................     $ 0.54        $ 0.52      $ 1.62       $ 1.56
Weighted-average number of common shares outstanding:
  Basic ..........................................................        170           171         170          171
  Assuming dilution ..............................................        171           171         171          172


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (1999 Form 10-K) for FPL Group and FPL.




                                 FPL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (millions)
                                 (unaudited)



                                                                                       September 30,    December 31,
                                                                                           2000             1999
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and other property,
    including nuclear fuel and construction work in progress .......................      $20,582         $19,554
  Less accumulated depreciation and amortization ...................................      (10,940)        (10,290)
    Total property, plant and equipment - net ......................................        9,642           9,264

CURRENT ASSETS:
  Cash and cash equivalents ........................................................          377             361
  Customer receivables, net of allowances of $8 and $7, respectively ...............          690             482
  Materials, supplies and fossil fuel inventory - at average cost ..................          331             343
  Deferred clause expenses .........................................................          185              54
  Other ............................................................................          260             133
    Total current assets ...........................................................        1,843           1,373

OTHER ASSETS:
  Special use funds of FPL .........................................................        1,556           1,352
  Other investments ................................................................          655             611
  Other ............................................................................        1,241             841
    Total other assets .............................................................        3,452           2,804

TOTAL ASSETS .......................................................................      $14,937         $13,441


CAPITALIZATION:
  Common stock .....................................................................      $     2         $     2
  Additional paid-in capital........................................................        2,848           2,904
  Retained earnings.................................................................        2,829           2,465
  Accumulated other comprehensive loss..............................................            -              (1)
    Total common shareholders' equity...............................................        5,679           5,370
  Preferred stock of FPL without sinking fund requirements .........................          226             226
  Long-term debt ...................................................................        3,480           3,478
    Total capitalization ...........................................................        9,385           9,074

CURRENT LIABILITIES:
  Debt due within one year .........................................................        1,178             464
  Accounts payable .................................................................          613             407
  Deferred clause revenues .........................................................           81             116
  Accrued interest, taxes and other ................................................        1,081             883
    Total current liabilities ......................................................        2,953           1,870

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................        1,254           1,079
  Unamortized regulatory and investment tax credits ................................          279             310
  Other ............................................................................        1,066           1,108
    Total other liabilities and deferred credits ...................................        2,599           2,497

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................      $14,937         $13,441


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements appearing in the 1999 Form 10-K for FPL Group and FPL.



                                          FPL GROUP, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (millions)
                                           (unaudited)


                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                  2000        1999
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................          $1,055      $1,518

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures of FPL .........................................................            (915)       (607)
  Independent power investments .......................................................            (394)     (1,448)
  Other - net .........................................................................             (82)        160
      Net cash used in investing activities ...........................................          (1,391)     (1,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ..........................................................             387       1,216
  Retirement of long-term debt ........................................................            (272)       (584)
  Increase in commercial paper ........................................................             597         284
  Repurchase of common stock ..........................................................             (85)        (89)
  Dividends on common stock ...........................................................            (275)       (267)
      Net cash provided by financing activities .......................................             352         560

Net increase in cash and cash equivalents .............................................              16         183

Cash and cash equivalents at beginning of period ......................................             361         187

Cash and cash equivalents at end of period ............................................          $  377      $  370

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amount capitalized) ..................................          $  193      $  161
  Cash paid for income taxes ..........................................................          $  120      $  323

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................          $   42      $   56



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements appearing in the 1999 Form 10-K for FPL Group and FPL.



                          FLORIDA POWER & LIGHT COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (millions)
                                    (unaudited)


                                                                      Three Months Ended       Nine Months Ended
                                                                         September 30,           September 30,
                                                                       2000        1999         2000       1999
OPERATING REVENUES .................................................  $1,917      $1,769       $4,788     $4,638

OPERATING EXPENSES:
  Fuel, purchased power and interchange ............................     774         646        1,845      1,679
  Other operations and maintenance .................................     258         258          745        791
  Depreciation and amortization ....................................     221         234          722        743
  Income taxes .....................................................     165         156          326        306
  Taxes other than income taxes ....................................     173         172          455        460
    Total operating expenses .......................................   1,591       1,466        4,093      3,979

OPERATING INCOME ...................................................     326         303          695        659

OTHER INCOME (DEDUCTIONS):
  Interest charges .................................................     (47)        (39)        (129)      (125)
  Other - net ......................................................       -           4           (2)         8
    Total other deductions - net ...................................     (47)        (35)        (131)      (117)

NET INCOME .........................................................     279         268          564        542

PREFERRED STOCK DIVIDENDS ..........................................       4           4           11         11

NET INCOME AVAILABLE TO FPL GROUP ..................................  $  275      $  264       $  553     $  531




This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements appearing in the 1999 Form 10-K for FPL Group and FPL.



                         FLORIDA POWER & LIGHT COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (millions)
                                   (unaudited)


                                                                                       September 30,   December 31,
                                                                                           2000            1999
ELECTRIC UTILITY PLANT:
  Plant in service, including nuclear fuel and construction work in progress .......     $18,710         $18,162
  Less accumulated depreciation and amortization ...................................     (10,782)        (10,184)
    Electric utility plant - net ...................................................       7,928           7,978

CURRENT ASSETS:
  Cash and cash equivalents ........................................................         264               -
  Customer receivables, net of allowances of $8 and $7, respectively ...............         622             433
  Materials, supplies and fossil fuel inventory - at average cost ..................         277             299
  Deferred clause expenses .........................................................         185              54
  Other ............................................................................         223             107
    Total current assets ...........................................................       1,571             893

OTHER ASSETS:
  Special use funds ................................................................       1,556           1,352
  Other ............................................................................         784             385
    Total other assets .............................................................       2,340           1,737

TOTAL ASSETS .......................................................................     $11,839         $10,608


CAPITALIZATION:
  Common shareholder's equity ......................................................     $ 5,169         $ 4,793
  Preferred stock without sinking fund requirements ................................         226             226
  Long-term debt ...................................................................       2,081           2,079
    Total capitalization ...........................................................       7,476           7,098

CURRENT LIABILITIES:
  Debt due within one year .........................................................         577             219
  Accounts payable .................................................................         563             379
  Deferred clause revenues .........................................................          81             116
  Accrued interest, taxes and other ................................................         982             719
    Total current liabilities ......................................................       2,203           1,433

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................         965             802
  Unamortized regulatory and investment tax credits ................................         279             310
  Other ............................................................................         916             965
    Total other liabilities and deferred credits ...................................       2,160           2,077

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................     $11,839         $10,608



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements appearing in the 1999 Form 10-K for FPL Group and FPL.



                              FLORIDA POWER & LIGHT COMPANY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (millions)
                                        (unaudited)


                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                                  2000        1999
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................          $  964      $1,494

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................            (915)       (607)
  Other - net .........................................................................             (53)        (55)
      Net cash used in investing activities ...........................................            (968)       (662)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ..........................................................             387         224
  Retirement of long-term debt ........................................................            (272)       (455)
  Increase in commercial paper ........................................................             241           -
  Dividends ...........................................................................            (488)       (470)
  Capital contributions from FPL Group ................................................             400           -
    Net cash provided by (used in) financing activities ...............................             268        (701)

Net increase in cash and cash equivalents .............................................             264         131

Cash and cash equivalents at beginning of period ......................................               -         152

Cash and cash equivalents at end of period ............................................          $  264      $  283

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................          $  124      $  126
  Cash paid for income taxes ..........................................................          $   74      $  268

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................          $   42      $   56
  Transfer of net assets to FPL FiberNet, LLC  ........................................          $  100      $    -




This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements appearing in the 1999 Form 10-K for FPL Group and FPL.




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

1.  Merger

On July 30, 2000, FPL Group and Entergy Corporation (Entergy) entered into an Agreement and Plan of Merger (merger agreement). The merger will be accounted for as an acquisition of Entergy by FPL Group under the purchase method of accounting. Based on the number of common shares outstanding on the date the merger agreement was signed, FPL Group shareholders would own 57 percent of the common equity of the combined company, WCB Holding Corp., and Entergy shareholders would own 43 percent. Corporate headquarters of the merged company will be located in Juno Beach, Florida, while the utility group will be headquartered in New Orleans, Louisiana. WCB Holding Corp.'s board of directors will initially consist of 15 members, eight from FPL Group and seven from Entergy. The agreement has been unanimously approved by FPL Group's and Entergy's board of directors and is conditioned upon, among other things, the approvals of the shareholders of both FPL Group and Entergy, as well as various regulatory bodies. Upon shareholder approval of the merger, which is expected to occur in December 2000, FPL Group expects to incur approximately $47 million of additional other operations and maintenance expenses (O&M) associated with change in control provisions in employment agreements and FPL Group's long-term incentive plans. The companies' objective is to complete the merger by late 2001.

In connection with the merger, FPL Group's board of directors authorized a share repurchase program totaling $570 million, which supercedes the previous share repurchase program. See Note 4 - FPL Group Common Stock for share repurchase activity.

2.  Earnings Per Share

The following represents a reconciliation of FPL Group's basic earnings per share to earnings per share assuming dilution:


                                                                                Three Months Ended  Nine Months Ended
                                                                                   September 30,      September 30,
                                                                                  2000       1999    2000       1999
                                                                                (millions, except per share amounts)
Net income ..........................................................           $  314      $  291  $  639     $  577
Weighted-average number of common shares outstanding ................            170.1       171.1   170.3      171.4
Effect of dilutive securities:
  Options ...........................................................               .2          .1      .1         .1
  Performance shares ................................................               .2          .2      .2         .2

Diluted weighted-average number of common shares outstanding ........            170.5       171.4   170.6      171.7

Earnings per share of common stock:
  Basic .............................................................           $ 1.85      $ 1.70  $ 3.75     $ 3.36
  Assuming dilution .................................................           $ 1.84      $ 1.70  $ 3.75     $ 3.36


3. Deferred Clause Expenses

As part of the annual fuel clause filing with the FPSC in October 2000, FPL requested approval to recover fuel costs that were in excess of the projected amounts included in customer bills in 2000 (under-recovered fuel costs). This process of recovering or refunding under- and over-recoveries of fuel costs is a long-established practice. Under-recovered fuel costs at September 30, 2000 totaled $491 million, $184 million of which is included in deferred clause expenses and $307 million, the noncurrent portion, is included in other assets in the consolidated balance sheets. Under-recovered fuel costs at December 31, 1999 totaled $54 million and is included in deferred clause expenses. The amount of under-recovered fuel costs is unusually large at September 30, 2000 as a result of the unanticipated rise in the cost of oil and natural gas. In the October 2000 filing with the FPSC, FPL proposed to recover the estimated under-recovered fuel costs over a two-year period beginning in January 2001, rather than the typical one-year time frame. FPL has also proposed that instead of receiving a return on the unrecovered portion through the fuel clause, the under-recovery would be included as a rate base regulatory asset over the two-year recovery period. The FPSC will rule on FPL's proposal during a hearing scheduled in November 2000.



FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.  Capitalization

FPL Group Common Stock - During the three and nine months ended September 30, 2000, FPL Group repurchased 862,000 shares and 1,612,400 shares of common stock, respectively, under its share repurchase programs. Through October 31, 2000, 1,526,500 shares totaling $94 million have been repurchased under the $570 million share repurchase program authorized in connection with the proposed merger. See Note 1.

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

In June 2000, FPL sold approximately $49 million principal amount of variable-rate solid waste disposal revenue refunding bonds maturing in 2025.
 The proceeds were used to redeem, in June, August and September 2000, solid waste disposal revenue bonds totaling $49 million bearing interest at fixed rates ranging from 6.7% to 7.5%, as well as variable interest rates, and maturing in 2020 to 2027.

In September 2000, FPL sold approximately $242 million principal amount of variable-rate pollution control revenue refunding bonds maturing in September 2028. The proceeds will be used in December 2000 to redeem a total of approximately $242 million variable-rate pollution control revenue refunding bonds maturing at various dates between January 2026 and July 2029.

Other - Comprehensive income of FPL Group, totaling $314 million and $290 million for the three months ended September 30, 2000 and 1999 and $639 million and $575 million for the nine months ended September 30, 2000 and 1999, respectively, includes net income, changes in unrealized gains and losses on securities and foreign currency translation adjustments. Accumulated other comprehensive loss is separately displayed in the condensed consolidated balance sheets of FPL Group.

5.  Regulation

On October 16, 2000, FPL, together with Florida Power Corporation and Tampa Electric Company, filed a joint proposal in response to the FERC's final order requiring all investor-owned utilities to submit plans to create regional transmission organizations (RTO) that would become operational by December 15, 2001. The joint filing proposes a fully independent for-profit transmission company that will be responsible for the transmission lines that carry electricity from power plants primarily within the state to substations in peninsular Florida. Under the proposed form of RTO, FPL would contribute its transmission assets to an independent transmission company, GridFlorida LLC (GridFlorida), that would own and operate the system. In return, FPL would receive a non-voting ownership interest in GridFlorida and account for its interest using the equity method. A separate corporation will be formed that will own and manage GridFlorida.

In May 2000, the Governor of Florida signed an executive order creating the Energy 2020 Study Commission to propose an energy plan and strategy for Florida. The order requires that recommendations be made to the legislature and Governor by December 1, 2001. The members of the Commission were appointed in July 2000, and they held their first meeting in September 2000. The first meeting resulted in a proposal to split the energy study between wholesale and retail, with the Commission's recommendations on wholesale restructuring to be provided by January 2001.

6.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $3.1 billion for 2000 through 2002. Included in this three-year forecast are capital expenditures for 2000 of approximately $1.3 billion, of which $915 million had been spent through September 30, 2000. As of September 30, 2000, FPL Energy, LLC (FPL Energy) has made commitments in connection with the development and expansion of independent power projects totaling approximately $91 million. FPL Group and its subsidiaries, other than FPL, have guaranteed approximately $508 million of purchased power agreement obligations, debt service payments and other payments subject to certain contingencies.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of the insurance available from private sources and under an industry retrospective payment plan. In accordance with this Act, FPL maintains $200 million of private liability insurance, which is the maximu obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $363 million per incident at any nuclear utility reactor in the United States, payable at a rate not to exceed $43 million per incident per year.

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

FPL self-insures the majority of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a funded storm and property insurance reserve, which totaled approximately $221 million at September 30, 2000, for uninsured property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

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

The required capacity and minimum payments under these contracts for the remainder of 2000 (October-December) and for 2001 through 2004 are estimated to be as follows:


                                                                           2000      2001      2002       2003      2004
                                                                                            (millions)
FPL:
  Capacity payments:
    JEA and Southern Companies ..........................................  $ 50      $200      $200       $200      $200
    Qualifying facilities (a) ...........................................  $ 70      $320      $330       $340      $350
  Minimum payments, at projected prices:
    Natural gas, including transportation ...............................  $140      $650      $655       $630      $615
    Coal ................................................................  $ 15      $ 45      $ 45       $ 20      $ 10
    Oil .................................................................  $ 40      $270      $ 10       $  -      $  -
FPL Energy:
  Natural gas, including transportation and storage .....................  $  6      $ 20      $ 20       $ 15      $ 15
_______________
(a)	Excludes capacity payments associated with two contracts that were in dispute.  The capacity payments are no longer required pursuant to an approved settlement.  See Litigation.



Charges under these contracts were as follows:



                                   Three Months Ended September 30,               Nine Months Ended September 30,
                                  2000 Charges           1999 Charges           2000 Charges           1999 Charges
                                         Energy/                Energy/                 Energy/               Energy/
                               Capacity   Fuel       Capacity    Fuel         Capacity   Fuel      Capacity    Fuel
                                                                      (millions)
FPL:
  JEA and Southern Companies . $47(a)    $ 42(b)      $46(a)     $ 40(b)      $150(a)   $114(b)    $146(a)    $ 94(b)
  Qualifying facilities ...... $80(c)    $ 41(b)      $76(c)     $ 35(b)      $238(c)   $101(b)    $227(c)    $ 83(b)
  Natural gas, including
    transportation ........... $ -       $167(b)      $ -        $104(b)      $  -      $379(b)    $  -       $290(b)
  Coal ....................... $ -       $ 13(b)      $ -        $ 10(b)      $  -      $ 37(b)    $  -       $ 32(b)
  Oil ........................ $ -       $140(b)      $ -        $ 41(b)      $  -      $250(b)    $  -       $ 81(b)

FPL Energy:
  Natural gas transportation   $ -       $  4         $ -        $  4         $  -      $ 12       $  -       $ 12
    and storage
_______________
(a)	Recovered through base rates and the capacity cost recovery clause (capacity clause).
(b)	Recovered through the fuel and purchased power cost recovery clause (fuel clause).
(c)	Recovered through the capacity clause.


Litigation - In 1997, FPL filed a complaint against the owners of two qualifying facilities (plant owners) seeking an order declaring that FPL's obligations under the power purchase agreements with the qualifying facilities were rendered of no force and effect because the power plants failed to accomplish commercial operation before January 1, 1997, as required by the agreements. The plant owners disputed this claim. In 1997, the plant owners filed for bankruptcy under Chapter XI of the U.S. Bankruptcy Code and entered into an agreement with the holders of more than 70% of the bonds that partially financed the construction of the plants. This agreement gives the holders of a majority of the principal amount of the bonds (the majority bondholders) the right to control, fund and manage any litigation against FPL and the right to settle with FPL on any terms to which the majority bondholders agree, subject to approval by the bankruptcy court. In 1998, the plant owners (through the attorneys for the majority bondholders) filed an answer denying the allegations in FPL's complaint and asserting counterclaims for approximately $2 billion, consisting of all capacity and energy payments that could have been earned over the 30-year term of the power purchase agreements and three times their actual damages for alleged violations of Florida antitrust laws by FPL, FPL Group and FPL Group Capital Inc (FPL Group Capital), plus attorneys' fees. Disclosures by the plant owners stated that they were seeking $322.5 million in damages, plus prejudgement interest. In 1998, the trial court dismissed all of the plant owners' antitrust claims.

In July 2000, FPL, the majority bondholders, and the trustee of the indenture under which the bonds were issued entered into a conditional settlement agreement and release (settlement). Under the terms of the settlement, the trustee would be paid $222.5 million plus the amount of the security deposits, to be distributed as directed by the bankruptcy court. The settlement was conditioned upon (i) the approval of the bankruptcy court, which was obtained on September 5, 2000, and (ii) the approval of the FPSC, which was obtained on October 17, 2000. On November 9, 2000, an individual filed a petition with the FPSC protesting the FPSC's approval of the settlement and requesting a hearing. The petition will prevent the FPSC's approval order from becoming final until the issues raised by it are resolved. FPL expects to recover the cost of the settlement through the fuel and capacity clauses over a five-year period beginning January 1, 2002. FPL also expects that from the date the settlement payment is made until December 31, 2001, FPL will not receive a return on the unrecovered amount through the fuel and capacity clauses, but instead, the settlement amount will be included as a rate base regulatory asset over that period. FPL estimates the net present value of the savings to its customers from the settlement versus the payments that would have been due under the power purchase agreements to be in excess of $400 million.

A contract with Cedar Bay Generating Company, L.P. (Cedar Bay), a qualifying facility, provides FPL with the right to dispatch the Cedar Bay facility "in any manner it deems appropriate." Despite this contractual right, Cedar Bay initiated an action in 1997 in the circuit court challenging, among other things, the manner in which the facility had been dispatched by FPL. Although the court granted summary judgment to FPL with regard to Cedar Bay's claim that FPL's dispatch decisions violated the express terms of the contract, it permitted a jury to hear Cedar Bay's claim that such dispatch decisions violated an implied duty of good faith and fair dealing. The jury awarded Cedar Bay approximately $13 million on this claim. Thereafter, the court entered a declaration that FPL was, in the future, to dispatch the Cedar Bay facility in accordance with certain specified parameters. FPL has appealed both the jury award and the court's declaration. On October 30, 2000, the Florida First District Court of Appeal affirmed the trial court's decision per curiam. FPL has filed a motion for rehearing and rehearing en banc. If the jury award is ultimately upheld, FPL expects to recover the amount through the capacity clause.

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

On September 29, 2000, Karen and Bruce Alexander filed suit against FPL Group, FPL, FPL FiberNet, LLC (FPL FiberNet) FPL Group Capital and FPL Investments, Inc. in the Circuit Court for Palm Beach County, Florida, purportedly on behalf of all property owners in Florida whose property is encumbered by defendants' easements and on whose property the defendants have installed or intend to install fiber optic cable which defendants lease, license or convey for non-electric transmission or distribution purposes, or intend to do so. The lawsuit alleges that FPL's easements do not permit the installation and use of fiber optic cable for general communication purposes. The plaintiffs seek injunctive relief, compensatory damages, interest and attorneys' fees.

FPL Group and FPL believe that they have meritorious defenses to all the above pending litigation and are vigorously defending the suits.
Accordingly, the liabilities, if any, arising from the proceedings are not anticipated to have a material adverse effect on their financial statements.

7.  Segment Information

FPL Group's reportable segments include FPL, a rate regulated utility, and FPL Energy, a non-rate regulated energy generating subsidiary. Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries. FPL Group's segment information is as follows:


                                                        Three Months Ended September 30,
                                              2000                                          1999
                                         FPL       Corporate                          FPL       Corporate
                              FPL       Energy      & Other     Total        FPL      Energy     & Other      Total
                                                                 (millions)
Operating revenues .....    $ 1,917    $  149        $  21     $ 2,087     $ 1,769    $  103      $ 20       $ 1,892
Net income .............    $   275    $   32        $   7     $   314     $   264    $   27      $  -       $   291

                                                        Nine Months Ended September 30,
                                              2000                                          1999
                                          FPL      Corporate                         FPL        Corporate
                              FPL       Energy      & Other    Total         FPL     Energy(a)   & Other(a)   Total
                                                                 (millions)

Operating revenues .....    $ 4,788    $  370        $ 67      $ 5,225     $ 4,638    $  238      $ 42       $ 4,918
Net income (loss) ......    $   553    $   74        $ 12      $   639     $   531    $  (50)(a)  $ 96(b)    $   577

                                         September 30, 2000                           December 31, 1999
                                         FPL       Corporate                         FPL        Corporate
                              FPL(c)    Energy      & Other(c)  Total      FPL      Energy       & Other      Total
                                                                 (millions)

Total assets ...........    $11,839    $2,578        $520      $14,937    $10,608    $2,212       $621       $13,441
_______________
(a) Includes effect of $104 million after-tax impairment loss.  See Management's Discussion and Analysis of Financial
Condition and Results of Operations - Results of Operations - FPL Energy.
(b) Includes $96 million after-tax gain on the sale of an investment in Adelphia Communications Corporation (Adelphia)
common stock.  See Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of
Operations - Corporate and Other.
(c) Includes effect of $100 million net asset transfer in January 2000 from FPL to FPL FiberNet.



8.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a wholly-owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL. FPL Group Capital's debentures are fully and unconditionally guaranteed by FPL Group and included in FPL Group's condensed consolidated balance sheets. Summarized financial information of FPL Group Capital is as follows:

                          Three Months Ended              Nine Months Ended
                             September 30,                  September 30,

                           2000       1999                 2000       1999

                              (millions)                     (millions)

Operating revenues ....    $170       $123                 $437       $280
Operating expenses ....    $150       $112                 $364
$432(a)
Net income ............    $ 43       $ 33                 $102       $
63(a)(b)

                         September 30, December 31,
                             2000          1999
                                 (millions)

Current assets .........   $  810        $  640
Noncurrent assets ......   $3,092        $2,627
Current liabilities ....   $  807        $  414
Noncurrent liabilities..   $1,863        $1,840
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

RESULTS OF OPERATIONS

FPL Group's net income for the three and nine months ended September 30, 2000 improved over the same periods last year, excluding the effects of nonrecurring transactions in the first and second quarters of 1999. The improvement is primarily the result of increased earnings at both FPL and FPL Energy.

FPL - FPL's net income for the three months ended September 30, 2000 improved over the same period last year mainly due to higher energy sales and lower depreciation expense, partially offset by higher interest charges and the effect of the rate reduction agreement commencing April 15, 1999 that, among other things, reduced FPL's retail base rates and provided for refunds to customers if certain revenue thresholds are met. FPL's revenues from retail base operations for the three months ended September 30, 2000 were $989 million, up from $978 million in 1999. This increase reflects a 2.5% increase in the number of customer accounts and a slight increase in usage per retail customer, partially offset by an increase in the revenue refund accrual associated with the rate reduction agreement. During the third quarter of 2000, FPL accrued approximately $22 million associated with refunds to retail customers, compared with $12 million in the same quarter last year. The decline in depreciation expense is due to lower recorded amounts of special depreciation as provided by the rate agreement.
 Higher average outstanding short-term debt balances contributed to the increase in interest charges for the three months ended September 30, 2000.

Net income increased for the nine months ended September 30, 2000 due to higher energy sales, lower O&M expenses and lower depreciation expense, partly offset by the effects of the rate reduction agreement. FPL's revenues from retail base operations for the nine months ended September 30, 2000 were $2,569 million compared to $2,577 million in 1999. Increased usage per retail customer of 2.2% and a 2.5% increase in the number of customer accounts was more than offset by the reduction in rates and the increase in the revenue refund accrual. During the nine months ended September 30, 2000, FPL accrued approximately $59 million relating to refunds to retail customers, compared to $12 million in 1999. Continued cost control efforts and timing of expenditures contributed to the decline in O&M for the nine month period. Special depreciation expense recorded for the nine months ended September 30, 2000 and 1999 was $70 million and $103 million, respectively, including $63 million recorded in 1999 under a previous program that ended when the rate reduction agreement became effective.

FPL Energy - FPL Energy's net income for the three and nine months ended September 30, 2000 benefitted from the expansion of its generating portfolio. For the three months ended September 30, 2000, net income increased as a result of the start-up of a new gas-fired plant in Texas and the purchase of an existing wind-powered plant in Minnesota. The increase was partly offset by milder weather in the Northeast during the third quarter of 2000. FPL Energy's net income increased for the nine months ended September 30, 2000 primarily as a result of increased revenues generated by the Maine assets due to warmer weather and higher prices in the Northeast during May 2000. The capacity additions discussed above also contributed to the improvement for the year-to-date 2000 period. FPL Energy's net income for the nine months ended September 30, 1999, includes the effect of a $176 million ($104 million after-tax) impairment loss recorded in the second quarter of 1999.

Corporate and Other - Net income for the nine months ended September 30, 1999 reflects a $149 million ($96 million after-tax) gain recorded by FPL Group Capital on the sale of an investment in Adelphia common stock in the first quarter of 1999.

For information concerning the proposed merger of FPL Group and Entergy, see Note 1.

LIQUIDITY AND CAPITAL RESOURCES

For financing activity during the nine months ended September 30, 2000, see
Note 4 - Long-Term Debt. In addition, during the nine months ended September 30, 2000, FPL Group increased its outstanding commercial paper by $597 million ($241 million for FPL), and contributed $400 million to FPL. The increase in FPL's commercial paper and the capital contribution from FPL Group were used primarily to fund FPL's unrecovered fuel expenses (see
Note 3), and its capital expansion program. The balance of FPL Group's commercial paper increase was used primarily to repurchase shares and fund capital expansion at FPL Energy and FPL FiberNet. During the three and nine months ended September 30, 2000, FPL Group repurchased 862,000 and 1,612,400 shares of common stock, respectively. See Note 1 and Note 4 - FPL Group Common Stock.

For information concerning capital commitments, see Note 6 - Commitments.


NEW ACCOUNTING RULE

In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 138 (FAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 138 addresses certain FAS 133 implementation issues, including the application and expansion of provisions that allow normal purchases and normal sales to be excluded from the scope of FAS 133/138.

FPL and FPL Energy have various commodity contracts which are used to manage price risk. After reviewing these contracts FPL Group believes, based on current interpretations of FAS 133, that some of these contracts will be subject to fair value accounting under FAS 133. For FPL, the initial adjustment to fair value and any subsequent changes in fair values for these contracts will be deferred in a regulatory asset or liability until the contract is settled. For FPL Energy, hedge accounting is expected to be available for some of the contracts and FPL Group is in the process of documenting its hedging strategies and assessing effectiveness in preparation for implementation of the new rules.

FPL Group expects to report a cumulative effect of a change in accounting principle in the first quarter of 2001 as a result of adopting FAS 133/138.
 The effect of implementation will be to adjust other comprehensive income (in stockholders' equity) for the effective portion of cash flow hedges and to adjust net income for the remainder. FPL Group has not estimated the impact on earnings and other comprehensive income that will result from the adoption of FAS 133/138. The amount of the cumulative effect could be significantly influenced by a number of factors, including resolution by the FASB's Derivatives Implementation Group of a number of issues affecting the power industry.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the 1999 Form 10-K for FPL Group and FPL, and Item 1. Legal Proceedings in the June 30, 2000 Form 10-Q for FPL Group and FPL.

On September 5, 2000, the bankruptcy court approved the settlement of a contract dispute between FPL and two qualifying facilities. The settlement was approved by the FPSC on October 17, 2000. On November 9, 2000, an individual filed a petition with the FPSC protesting the FPSC's approval of the settlement and requesting a hearing. The petition will prevent the FPSC's approval order from becoming final until the issues raised by it are resolved. FPL expects to recover the cost of the settlement through the fuel and capacity clauses over a five-year period beginning January 1, 2002. FPL also expects that from the date the settlement payment is made until December 31, 2001, FPL will not receive a return on the unrecovered amount through the fuel and capacity clauses, but instead, the settlement amount will be included as a rate base regulatory asset over that period. FPL estimates the net present value of the savings to its customers from the settlement versus the payments that would have been due under the power purchase agreements to be in excess of $400 million.

On October 30, 2000, the Florida First District Court of Appeal affirmed the trial court's decision per curiam on the Cedar Bay claim. FPL has filed a motion for rehearing and rehearing en banc.

On September 29, 2000, Karen and Bruce Alexander filed suit against FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. in the Circuit Court for Palm Beach County, Florida, purportedly on behalf of all property owners in Florida whose property is encumbered by defendants' easements and on whose property the defendants have installed or intend to install fiber optic cable which defendants lease, license or convey for non-electric transmission or distribution purposes, or intend to do so.
The lawsuit alleges that FPL's easements do not permit the installation and use of fiber optic cable for general communication purposes. The plaintiffs seek injunctive relief, compensatory damages, interest and attorneys' fees.

Item 5.  Other Information

Reference is made to Item 1. Business - FPL Operations - Competition in the 1999 Form 10-K for FPL Group and FPL.

On September 18, 2000, FERC approved the settlement agreement between FPL and its wholesale customers that provided for lower rates to wholesale customers through the adoption of new fixed rates, rather than formula rates. The refund amounts provided for in the settlement, which were previously accrued, have been paid.

On October 16, 2000, FPL, together with Florida Power Corporation and Tampa Electric Company, filed a joint proposal in response to the FERC's final order requiring all investor-owned utilities to submit plans to create RTOs that would become operational by December 15, 2001. The joint filing proposes a fully independent for-profit transmission company that will be responsible for the transmission lines that carry electricity from power plants primarily within the state to substations in peninsular Florida. Under the proposed form of RTO, FPL would contribute its transmission assets to an independent transmission company, GridFlorida, that would own and operate the system. In return, FPL would receive a non-voting ownership interest in GridFlorida and account for its interest using the equity method. A separate corporation will be formed that will own and manage GridFlorida.

In May 2000, the Governor of Florida signed an executive order creating the Energy 2020 Study Commission to propose an energy plan and strategy for Florida. The order requires that recommendations be made to the legislature and Governor by December 1, 2001. The members of the Commission were appointed in July 2000, and they held their first meeting in September 2000. The first meeting resulted in a proposal to split the energy study between wholesale and retail, with the Commission's recommendations on wholesale restructuring to be provided by January 2001.

Reference is made to Item 1. Business - FPL Operations - Employees in the 1999 Form 10-K for FPL Group and FPL.

The International Brotherhood of Electrical Workers voted to extend the collective bargaining agreement with FPL to November 2001. Meanwhile, the voting process for a final contract proposal of the successor agreement is expected to be complete by the end of 2000.

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


(b) Reports on Form 8-K

A Current Report on Form 8-K was filed with the Securities Exchange Commission on July 31, 2000 by FPL Group reporting one event under
Item 5. Other Events.

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 3, 2000 by FPL Group and FPL reporting one event under Item 5. Other Events.

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 4, 2000 by FPL reporting one event under
Item 5. Other Events.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

FPL GROUP, INC.
FLORIDA POWER & LIGHT COMPANY
(Registrants)

Date:  November 13, 2000
		K. MICHAEL DAVIS
K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc.
Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)