Form 10-Q
period 2001-03-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2001-05-07
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

			  Washington, D. C. 20549



				 FORM 10-Q



	   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		   OF THE SECURITIES EXCHANGE ACT OF 1934


		For the quarterly period ended March 31, 2001


				      OR


	 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		    OF THE SECURITIES EXCHANGE ACT OF 1934



		Exact name of Registrants as specified            IRS Employer
Commission      in their charters, address of principal          Identification
File Number  executive offices and Registrants' telephone number     Number

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

	       APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each class of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $.01 par value, outstanding at March 31, 2001: 175,857,570 shares.

As of March 31, 2001, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in laws or regulations, changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Florida Public Service Commission (FPSC), the Public Utility Regulatory Policies Act of 1978, as amended (PURPA), the Public Utility Holding Company Act of 1935, as amended, and the U. S. Nuclear Regulatory Commission, with respect to allowed rates of return including but not limited to return on common equity and equity ratio limits, industry and rate structure, operation of nuclear power facilities, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, decommissioning costs, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

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



		     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

			  FPL GROUP, INC.
	    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	       (millions, except per share amounts)
			    (unaudited)




											   Three Months Ended
												March 31,
											   2001          2000
OPERATING REVENUES ..................................................................     $1,941        $1,468

OPERATING EXPENSES:
  Fuel, purchased power and interchange .............................................        951           542
  Other operations and maintenance...................................................        310           285
  Merger-related ....................................................................         31             -
  Depreciation and amortization .....................................................        240           259
  Taxes other than income taxes .....................................................        169           145
    Total operating expenses ........................................................      1,701         1,231

OPERATING INCOME ....................................................................        240           237

OTHER INCOME (DEDUCTIONS):
  Interest charges ..................................................................        (85)          (62)
  Preferred stock dividends - FPL ...................................................         (4)           (4)
  Other - net .......................................................................         15             7
    Total other deductions - net ....................................................        (74)          (59)

INCOME BEFORE INCOME TAXES ..........................................................        166           178

INCOME TAXES ........................................................................         56            57

NET INCOME ..........................................................................     $  110        $  121

Earnings per share of common stock (basic and assuming dilution).....................     $ 0.65        $ 0.71
Dividends per share of common stock .................................................     $ 0.56        $ 0.54
Weighted-average number of common shares outstanding:
  Basic .............................................................................        169           170
  Assuming dilution .................................................................        169           171




This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 (2000 Form 10-K) for FPL Group and FPL.





			    FPL GROUP, INC.
		  CONDENSED CONSOLIDATED BALANCE SHEETS
			      (millions)
			      (unaudited)




											 March 31,      December 31,
											   2001             2000
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and other property,
    including nuclear fuel and construction work in progress .......................      $21,429         $21,022
  Less accumulated depreciation and amortization ...................................      (11,290)        (11,088)
    Total property, plant and equipment - net ......................................       10,139           9,934

CURRENT ASSETS:
  Cash and cash equivalents ........................................................          109             129
  Customer receivables, net of allowance of $5 and $7, respectively.................          619             637
  Materials, supplies and fossil fuel inventory - at average cost ..................          340             370
  Deferred clause expenses .........................................................          458             337
  Other ............................................................................          268             308
    Total current assets ...........................................................        1,794           1,781

OTHER ASSETS:
  Special use funds of FPL .........................................................        1,558           1,497
  Other investments ................................................................          686             651
  Other ............................................................................        1,486           1,437
    Total other assets .............................................................        3,730           3,585

TOTAL ASSETS .......................................................................      $15,663         $15,300


CAPITALIZATION:
  Common stock .....................................................................      $     2         $     2
  Additional paid-in capital........................................................        2,790           2,788
  Retained earnings.................................................................        2,819           2,803
  Accumulated other comprehensive income ...........................................           13               -
    Total common shareholders' equity...............................................        5,624           5,593
  Preferred stock of FPL without sinking fund requirements .........................          226             226
  Long-term debt ...................................................................        3,977           3,976
    Total capitalization ...........................................................        9,827           9,795

CURRENT LIABILITIES:
  Debt due within one year .........................................................        1,385           1,223
  Accounts payable .................................................................          525             564
  Accrued interest, taxes and other ................................................        1,063             976
    Total current liabilities ......................................................        2,973           2,763

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................        1,467           1,378
  Unamortized regulatory and investment tax credits ................................          258             269
  Other ............................................................................        1,138           1,095
    Total other liabilities and deferred credits ...................................        2,863           2,742

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................      $15,663         $15,300


This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements appearing in the 2000 Form 10-K for FPL Group and FPL.





			 FPL GROUP, INC.
	    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			   (millions)
			   (unaudited)



												 Three Months Ended
												      March 31,
												  2001        2000
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................          $ 533       $ 480

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures of FPL .........................................................           (333)       (301)
  Independent power investments .......................................................           (235)        (81)
  Other - net .........................................................................            (52)        (29)
      Net cash used in investing activities ...........................................           (620)       (411)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt ........................................................            (66)          -
  Increase (decrease) in commercial paper .............................................            227        (218)
  Repurchase of common stock ..........................................................              -         (16)
  Dividends on common stock ...........................................................            (94)        (92)
      Net cash provided by (used in) financing activities .............................             67        (326)

Net decrease in cash and cash equivalents .............................................            (20)       (257)

Cash and cash equivalents at beginning of period ......................................            129         361

Cash and cash equivalents at end of period ............................................          $ 109       $ 104

Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amount capitalized)...................................          $  64       $  53
  Cash paid for income taxes ..........................................................          $   -       $  17

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................          $  18       $  17



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements appearing in the 2000 Form 10-K for FPL Group and FPL.






			  FLORIDA POWER & LIGHT COMPANY
		CONDENSED CONSOLIDATED STATEMENTS OF INCOME
				(millions)
				(unaudited)


											      Three Months Ended
												   March 31,
											       2001        2000
OPERATING REVENUES .........................................................................  $1,647      $1,338

OPERATING EXPENSES:
  Fuel, purchased power and interchange ....................................................     763         501
  Other operations and maintenance .........................................................     253         237
  Merger-related ...........................................................................      26           -
  Depreciation and amortization ............................................................     223         247
  Income taxes .............................................................................      62          60
  Taxes other than income taxes ............................................................     164         142
    Total operating expenses ...............................................................   1,491       1,187

OPERATING INCOME ...........................................................................     156         151

OTHER INCOME (DEDUCTIONS):
  Interest charges .........................................................................     (53)        (40)
  Other - net ..............................................................................      (2)         (1)
    Total other deductions - net ...........................................................     (55)        (41)

NET INCOME .................................................................................     101         110

PREFERRED STOCK DIVIDENDS ..................................................................       4           4

NET INCOME AVAILABLE TO FPL GROUP ..........................................................  $   97      $  106



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements appearing in the 2000 Form 10-K for FPL Group and FPL.





				    FLORIDA POWER & LIGHT COMPANY
				 CONDENSED CONSOLIDATED BALANCE SHEETS
					       (millions)
					       (unaudited)


											 March 31,     December 31,
											   2001            2000

ELECTRIC UTILITY PLANT:
  Plant in service, including nuclear fuel and construction work in progress .......     $19,265         $19,033
  Less accumulated depreciation and amortization ...................................     (11,104)        (10,919)
    Electric utility plant - net ...................................................       8,161           8,114

CURRENT ASSETS:
  Cash and cash equivalents ........................................................          12              66
  Customer receivables, net of allowance of $5 and $7, respectively.................         504             489
  Materials, supplies and fossil fuel inventory - at average cost ..................         303             313
  Deferred clause expenses .........................................................         458             337
  Other ............................................................................         117             211
    Total current assets ...........................................................       1,394           1,416

OTHER ASSETS:
  Special use funds ................................................................       1,558           1,497
  Other ............................................................................         961             993
    Total other assets .............................................................       2,519           2,490

TOTAL ASSETS .......................................................................     $12,074         $12,020


CAPITALIZATION:
  Common shareholder's equity ......................................................     $ 5,346         $ 5,032
  Preferred stock without sinking fund requirements ................................         226             226
  Long-term debt ...................................................................       2,577           2,577
    Total capitalization ...........................................................       8,149           7,835

CURRENT LIABILITIES:
  Debt due within one year .........................................................         200             625
  Accounts payable .................................................................         449             458
  Accrued interest, taxes and other ................................................         929             859
    Total current liabilities ......................................................       1,578           1,942

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................       1,162           1,084
  Unamortized regulatory and investment tax credits ................................         258             269
  Other ............................................................................         927             890
    Total other liabilities and deferred credits ...................................       2,347           2,243

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................     $12,074         $12,020



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements appearing in the 2000 Form 10-K for FPL Group and FPL.





				 FLORIDA POWER & LIGHT COMPANY
			CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
					   (millions)
					   (unaudited)


												Three Months Ended
												     March 31,
												 2001        2000
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................         $  502      $  516

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................           (333)       (301)
  Other - net .........................................................................            (10)        (26)
      Net cash used in investing activities ...........................................           (343)       (327)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt ........................................................            (66)          -
  Decrease in commercial paper ........................................................           (360)        (78)
  Dividends ...........................................................................            (87)       (102)
  Capital contributions from FPL Group ................................................            300           -
    Net cash used in financing activities .............................................           (213)       (180)

Net increase (decrease) in cash and cash equivalents ..................................            (54)          9

Cash and cash equivalents at beginning of period ......................................             66           -

Cash and cash equivalents at end of period ............................................         $   12      $    9

Supplemental disclosures of cash flow information:
  Cash paid for interest ..............................................................         $   30      $   27
  Cash received for income taxes - net ................................................         $   39      $   42

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................         $   18      $   17
  Transfer of net assets to FPL FiberNet, LLC .........................................         $    -      $  100



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated Financial Statements appearing in the 2000 Form 10-K for FPL Group and FPL.






		FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
	    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				 (unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2000 Form 10-K for FPL Group and FPL. In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, FPL Group and FPL adopted Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and 138 (collectively, FAS
133). As a result, beginning in January 2001, derivative instruments are recorded on FPL Group's and FPL's balance sheets as either an asset or liability (in other current assets, other assets, other current liabilities and other liabilities) measured at fair value. FPL Group and FPL use derivative instruments (primarily swaps, options and futures) to manage the commodity price risk inherent in fuel purchases and electricity sales, as well as to optimize the value of power generation assets.

At FPL, changes in fair value are deferred as a regulatory asset or liability until the contracts are settled. Upon settlement, any gains or losses will be passed through the fuel and capacity cost recovery clauses.


For FPL Group's unregulated operations, predominantly FPL Energy, LLC (FPL Energy), changes in the derivatives' fair value are recognized currently in earnings (in other-net) unless hedge accounting is applied. While substantially all of FPL Energy's derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective. The hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. Hedges are considered highly effective when a correlation coefficient of .8 or higher is achieved. Substantially all of the transactions that FPL Group has designated as hedges are cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are included within the line items in the statements of income to which they relate.

In January 2001, FPL Group recorded in other-net a $2 million loss as the cumulative effect on FPL Group's earnings of a change in accounting principle representing the effect of those derivative instruments for which hedge accounting was not applied. For those contracts where hedge accounting was applied, the adoption of the new rules resulted in a credit of approximately $10 million to other comprehensive income for FPL Group.

Included in FPL Group's accumulated other comprehensive income at March 31, 2001 is approximately $13 million of net unrealized gains associated with hedges of forecasted fuel purchases through December 2003. See Note 2 - Other. Approximately $4 million of FPL's Group's accumulated other comprehensive income at March 31, 2001 will be reclassified into earnings within the next 12 months as the hedged fuel is consumed.

In April 2001, the Financial Accounting Standards Board (FASB) reached tentative conclusions on several issues related to the power generation industry. After considering comments on the tentative conclusions, the FASB will issue final guidance that would be applied in the quarter following final resolution of the issues. The ultimate resolution of these issues could result in a requirement to mark certain of FPL Group's power and fuel agreements to their fair values each reporting period. At this time, management is unable to estimate the effects on the financial statements of the tentative conclusions or any future decisions of the FASB.

2.  Capitalization

FPL Group Common Stock - In April 2001, FPL Group's $570 million share repurchase program authorized in connection with the merger agreement with Entergy Corporation was terminated. As of March 31, 2001, FPL Group had repurchased a total of approximately 4.6 million shares of common stock under the 10 million share repurchase program that began in April 1997.

Long-Term Debt - In February 2001, FPL redeemed approximately $65 million principal amount of solid waste disposal revenue refunding bonds, consisting of $16 million bearing interest at 7.15% and maturing 2023 and $49 million with variable rate interest maturing in 2025.

Long-Term Incentive Plan - Performance shares and options granted to date under FPL Group's long-term incentive plan resulted in assumed incremental shares of common stock outstanding for purposes of computing diluted earnings per share for the three months ended March 31, 2001 and 2000. These incremental shares were not material in the periods presented and did not cause diluted earnings per share to differ from basic earnings per share.

Other - Comprehensive income of FPL Group, totaling $123 million and $121 million for the three months ended March 31, 2001 and 2000, respectively, includes net income, changes in unrealized gains and losses on securities and foreign currency translation adjustments. For the three months ended March 31, 2001, comprehensive income also includes approximately $13 million of net unrealized gains on qualifying cash flow hedges. Accumulated other comprehensive income is separately displayed in the condensed consolidated balance sheets of FPL Group.

3.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $3.3 billion for 2001 through 2003. Included in this three-year forecast are capital expenditures for 2001 of approximately $1.1 billion, of which $289 million had been spent through March 31, 2001. As of March 31, 2001, FPL Energy has made commitments in connection with the development and expansion of independent power projects totaling approximately $500 million. Subsidiaries of FPL Group, other than FPL, have guaranteed approximately $900 million of prompt performance payments, lease obligations, purchase and sale of power and fuel agreement obligations, debt service payments and other payments subject to certain contingencies.

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


FPL self-insures the majority of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a funded storm and property insurance reserve, which totaled approximately $239 million at March 31, 2001, for uninsured property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL Group has a $3.7 billion long-term agreement with General Electric Company for the supply of 66 gas turbines through 2004 and parts, repairs and on-site services through 2011. In addition, FPL Energy has entered into a contract to purchase 866 wind turbines through 2001. FPL Energy has also entered into various engineering, procurement and construction contracts to support its development activities through 2003. These contracts are intended to support expansion primarily at FPL Energy, and the related commitments are included in Commitments above.

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

The required capacity and minimum payments under these contracts for the remainder of 2001 (April-December) and for 2002-2005 are estimated to be as follows:


									   2001      2002      2003       2004      2005
											    (millions)
FPL:
Capacity payments:
  JEA and Southern Companies ..........................................    $150      $200      $200       $200      $200
  Qualifying facilities ...............................................    $240      $330      $340       $350      $340
Minimum payments, at projected prices:
  Natural gas, including transportation ...............................    $725      $870      $710       $660      $625
  Coal ................................................................    $ 35      $ 45      $ 20       $ 10      $ 10
  Oil .................................................................    $205      $ 10      $  -       $  -      $  -
FPL Energy:
  Natural gas, including transportation and storage ...................    $ 15      $ 20      $ 15       $ 15      $ 15


Charges under these contracts were as follows:


							      Three Months Ended March 31,
							   2001 Charges           2000 Charges
								   Energy/                Energy/
							Capacity   Fuel       Capacity    Fuel
								       (millions)
FPL:
  JEA and Southern Companies .........................  $51(a)    $ 40(b)       $50(a)     $31(b)
  Qualifying facilities ..............................  $77(c)    $ 33(b)       $79(c)     $32(b)
  Natural gas, including transportation ..............  $ -       $201(b)       $ -        $82(b)
  Coal ...............................................  $ -       $ 12(b)       $ -        $11(b)
  Oil ................................................  $ -       $ 98(b)       $ -        $21(b)

FPL Energy:
  Natural gas transportation and storage .............  $ -       $ 4          $ -        $ 4
_______________
(a)     Recovered through base rates and the capacity cost recovery clause (capacity clause).
(b)     Recovered through the fuel and purchased power cost recovery clause.
(c)     Recovered through the capacity clause.


Litigation - In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA) brought an action against Georgia Power Company and other subsidiaries of The Southern Company for injunctive relief and the assessment of civil penalties for certain violations of the Clean Air Act. Among other things, the EPA alleges Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act. The suit seeks injunctive relief requiring the installation of such technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after August 7, 1977 through January 30, 1997, and $27,500 per day for each violation thereafter. Georgia Power Company has filed an answer to the complaint asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses. In March 2001, the court granted the EPA's motion for leave to file an amended complaint that would extend the suit to another Southern Company subsidiary and other plants and would add an allegation that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions (comparable allegations were made in the original complaint as to other plants but not Scherer Unit No. 4). Under the amended complaint, the EPA's demand for civil penalties with respect to Scherer Unit No. 4 would apply to the period commencing on an unspecified date after June 1, 1975. At this time, the EPA has not yet filed its amended complaint and hence Georgia Power Company has not had occasion to answer. In April 2001, the court strongly recommended to the parties that this case be administratively terminated until the Eleventh Circuit Court of Appeals rules on a pending appeal of an EPA order under the Clean Air Act involving the Tennesee Valley Authority (TVA). The EPA and Georgia Power Company have stated that they do not object to administrative termination, although the EPA asserts that the case should be reopened when its motion for consolidation of several Clean Air Act cases is decided by a Multi-District Litigation panel rather than at the conclusion of the TVA appeal.

In 2000, Southern California Edison Company (SCE) filed with the FERC a Petition for Declaratory Order (petition) asking the FERC to apply a November 1999 federal circuit court of appeals' decision to all qualifying small power production facilities, including two solar facilities operated by partnerships indirectly owned in part by FPL Energy (the partnerships).
 The federal circuit court of appeals' decision invalidated the FERC's so-called essential fixed assets standard, which permitted uses of fossil fuels by qualifying small power production facilities beyond those expressly set forth in PURPA. The petition requests that the FERC declare that qualifying small power production facilities may not continue to use fossil fuel under the essential fixed assets standard and that they may be required to make refunds with respect to past usage. In August 2000, the partnerships filed motions to intervene and protest before the FERC, vigorously objecting to the position taken by SCE in its petition. The partnerships contend that they have always operated the solar facilities in accordance with certification orders issued to them by the FERC. Such orders were neither challenged nor appealed at the time they were granted, and it is the position of the partnerships that the orders remain fully in effect. Briefing in this proceeding is complete and the parties are currently awaiting a final determination from the FERC.

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

4.  Segment Information

FPL Group's reportable segments include FPL, a regulated utility, and FPL Energy, a non-rate regulated energy generating subsidiary. Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries. FPL Group's segment information is as follows:


							Three Months Ended March 31,
					      2001                                          2000
					 FPL      Corporate                        FPL     Corporate
			      FPL       Energy     & Other    Total       FPL     Energy    & Other     Total
								 (millions)
Operating revenues .....    $ 1,647    $  264      $  30     $ 1,941    $ 1,338   $  107     $ 23      $ 1,468
Net income (a)..........    $    97    $   18      $  (5)    $   110    $   106   $   15     $  -      $   121

					  March 31, 2001                             December 31, 2000
					 FPL      Corporate                        FPL     Corporate
			      FPL       Energy     & Other    Total       FPL     Energy    & Other     Total
								 (millions)
Total assets ...........    $12,074    $2,910      $ 679     $15,663    $12,020   $2,679     $601      $15,300

(a) Includes merger-related expense in 2001 of $19 million after-tax, of which $16 million was recognized by FPL and $3 million by Corporate and Other.

5.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL. FPL Group Capital's debentures are fully and unconditionally guaranteed by FPL Group. Condensed consolidating financial information is as follows:


Condensed Consolidating Statements of Income



						    Three Months Ended                  Three Months Ended
						      March 31, 2001                      March 31, 2000
						   FPL             FPL Group             FPL            FPL Group
					   FPL    Group     Other   Consoli-    FPL     Group    Other   Consoli-
					  Group  Capital     (a)     dated     Group   Capital    (a)     dated
									(millions)
Operating revenues ...................    $   -   $ 294   $ 1,647   $ 1,941    $   -   $ 130    $ 1,338   $ 1,468
Operating expenses ...................        -    (271)   (1,430)   (1,701)       -    (105)    (1,126)   (1,231)
Interest charges .....................       (7)    (31)      (47)      (85)      (8)    (22)       (32)      (62)
Other income (deductions) - net ......      114      30      (133)       11      126      19       (142)        3
Income before income taxes ...........      107      22        37       166      118      22         38       178
Income tax expense (benefit) .........       (3)      1        58        56       (3)      2         58        57
Net income (loss) ....................    $ 110   $  21   $   (21)  $   110    $ 121   $  20    $   (20)  $   121


(a)  Represents FPL, other subsidiaries and consolidating adjustments.





Condensed Consolidating Balance Sheets


							    March 31, 2001                     December 31, 2000
							  FPL              FPL Group            FPL              FPL Group
						 FPL     Group     Other    Consoli-   FPL     Group     Other    Consoli-
						Group   Capital     (a)      dated    Group   Capital     (a)      dated
										 (millions)
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and
    other property ..........................   $     -  $ 2,159   $19,270   $21,429   $     -  $1,984   $19,038   $21,022
  Less accumulated depreciation and
    amortization ............................         -     (186)  (11,104)  (11,290)        -    (170)  (10,918)  (11,088)
    Total property, plant and equipment - net         -    1,973     8,166    10,139         -   1,814     8,120     9,934
CURRENT ASSETS:
  Cash and cash equivalents .................         6       91        12       109        12      51        66       129
  Receivables ...............................        18      731        85       834        56     418       409       883
  Other .....................................         1       42       808       851         -      66       703       769
    Total current assets ....................        25      864       905     1,794        68     535     1,178     1,781
OTHER ASSETS:
  Investment in subsidiaries ................     6,315        -    (6,315)        -     5,967       -    (5,967)        -
  Other .....................................       124    1,495     2,111     3,730       141   1,365     2,079     3,585
    Total other assets ......................     6,439    1,495    (4,204)    3,730     6,108   1,365    (3,888)    3,585
TOTAL ASSETS ................................   $ 6,464  $ 4,332   $ 4,867   $15,663   $ 6,176  $3,714   $ 5,410   $15,300

CAPITALIZATION:
  Common shareholders' equity ...............   $ 5,624  $   969   $  (969)  $ 5,624   $ 5,593  $  935   $  (935)  $ 5,593
  Preferred stock of FPL without
    sinking fund requirements ...............         -        -       226       226         -       -       226       226
  Long-term debt ............................         -    1,400     2,577     3,977         -   1,400     2,576     3,976
    Total capitalization ....................     5,624    2,369     1,834     9,827     5,593   2,335     1,867     9,795
CURRENT LIABILITIES:
  Accounts payable and commercial paper .....         -    1,261       649     1,910         -     705     1,017     1,722
  Other .....................................       731      191       141     1,063       467     186       388     1,041
    Total current liabilities ...............       731    1,452       790     2,973       467     891     1,405     2,763
OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes and
    unamortized tax credits .................         -      408     1,317     1,725         -     399     1,248     1,647
  Other .....................................       109      103       926     1,138       116      89       890     1,095
    Total other liabilities and deferred
      credits ...............................       109      511     2,243     2,863       116     488     2,138     2,742
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES ........   $ 6,464  $ 4,332   $ 4,867   $15,663   $ 6,176  $3,714   $ 5,410   $15,300


(a)  Represents FPL, other subsidiaries and consolidating adjustments.





Condensed Consolidating Statements of Cash Flows


							    Three Months Ended                 Three Months Ended
							       March 31, 2001                     March 31, 2000
							   FPL              FPL Group            FPL              FPL Group
						  FPL     Group     Other    Consoli-   FPL     Group     Other    Consoli-
						 Group   Capital     (a)      dated    Group   Capital     (a)      dated
										 (millions)
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES .....................    $ 388    $(269)   $  414    $  533    $ 127   $  (61)   $  414    $  480

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and independent
    power investments .......................        -     (235)     (333)     (568)       -      (81)     (301)     (382)
  Capital contributions to FPL...............     (300)       -       300         -        -        -         -         -
  Other - net ...............................        -      (43)       (9)      (52)       3       (4)      (28)      (29)
    Net cash provided by (used in)
      investing activities ..................     (300)    (278)      (42)     (620)       3      (85)     (329)     (411)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt ..............        -        -       (66)      (66)       -        -         -         -
  Increase (decrease) in commercial paper....        -      587      (360)      227        -     (140)      (78)     (218)
  Repurchases of common stock ...............        -        -         -         -      (16)       -         -       (16)
  Dividends .................................      (94)       -         -       (94)     (92)       -         -       (92)
    Net cash provided by (used in)
      financing activities ..................      (94)     587      (426)       67     (108)    (140)      (78)     (326)

Net increase (decrease) in cash and
  cash equivalents ..........................       (6)      40       (54)      (20)      22     (286)        7      (257)
Cash and cash equivalents at beginning
  of period..................................       12       51        66       129      (16)     376         1       361
Cash and cash equivalents at end of period...    $   6    $  91    $   12    $  109    $   6   $   90    $    8    $  104


(a)  Represents FPL, other subsidiaries and consolidating adjustments.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2000 Form 10-K for FPL Group and FPL. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

FPL Group's earnings improved in the first quarter of 2001, excluding expenses related to the proposed merger with Entergy Corporation, which was terminated in April 2001. Earnings growth at both FPL and FPL Energy contributed to the improvement. FPL Group's earnings for the quarter ended March 31, 2001 include the effect of the adoption of FAS 133, which became effective January 1, 2001. The impact of FAS 133 negatively impacted FPL Energy's earnings for the quarter by approximately $1 million. For additional information regarding FAS 133, see Note 1. FPL Group recorded $31 million ($19 million after-tax) for merger-related expenses in the first quarter of 2001, of which $26 million ($16 million after-tax) relates to FPL and $5 million ($3 million after-tax) relates to the Corporate and Other segment. The discussion of results of operations below excludes the effect of merger-related expenses.

FPL - FPL's net income for the three months ended March 31, 2001 improved mainly due to higher energy sales and lower depreciation expense, partially offset by the effect of the rate reduction agreement, higher other operations and maintenance expense (O&M) and higher interest charges. During the first quarter of 2001, usage per retail customer was up 5.7% due to cold weather conditions in January, and the number of customer accounts increased 2.4% for the same period. As a result, revenues from retail base operations, net of an increase in the revenue refund provision of approximately $40 million, increased to $758 million for the first quarter of 2001 from $730 million for the same period last year. At March 31, 2001, FPL has accrued approximately $97 million associated with refunds to retail customers for the twelve-month period ending April 14, 2001 under the rate reduction agreement. Depreciation expense declined during the quarter ended March 31, 2001 reflecting lower special depreciation allowed under the rate reduction agreement. FPL's O&M expense increased primarily due to the timing of some planned outages at its fossil plants. Interest expense increased due to higher debt balances required to fund FPL's capital expansion and under-recovered fuel costs.

In January 2001, the Energy 2020 Study Commission issued a proposal for restructuring Florida's wholesale electricity market anticipating that the proposal would be considered in the 2001 legislative session. In May 2001, the Florida legislative session ended with no action taken on the commission's proposal. The commission is scheduled to develop a recommendation addressing retail competition by the end of 2001. Both wholesale and retail competition issues may then be addressed at the 2002 legislative session.

On May 3, 2001, the FPSC staff recommended to the FPSC that it require FPL to submit minimum filing requirements, based on a 2002 projected calendar year, by August 15, 2001 to initiate a base rate proceeding regarding FPL's future rates. The FPSC staff has asked the FPSC to consider its recommendation on May 15, 2001. FPL's current rate agreement will remain in effect until April 15, 2002. The FPSC staff expressed concerns in its recommendation related to FPL's plans to participate in the creation of an independent transmission company along with other major utilities in Florida. FPL has been proceeding to meet the FERC's Order 2000 to establish a regional transmission organization (RTO), but may have to re-evaluate its plans in light of the FPSC staff's expressed concerns.

FPL Energy - FPL Energy's net income for the three months ended March 31, 2001 benefited from a power generation portfolio with approximately 1,000 more megawatts in operation and strong performance from the wind projects.
 FPL Energy's portfolio growth is expected to continue to grow. FPL Energy is currently constructing or has announced construction plans for 11 plants that would add more than 5,300 mw by the end of 2003.

FPL Energy has approximately 540 net mw in California, most of which are wind, solar and geothermal qualifying facilities. The output of these projects is sold predominantly under long-term contracts with California utilities. Increases in natural gas prices and an imbalance between power supply and demand, as well as other factors, have contributed to significant increases in wholesale electricity prices in California. Utilities in California had previously agreed to fixed tariffs to their retail customers, which resulted in significant under-recoveries of wholesale electricity purchase costs. On April 6, 2001, Pacific Gas & Electric Company (PG&E) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. FPL Energy's projects have not received the majority of payments due from California utilities for electricity sold from November 2000 through March 2001. FPL Group's earnings exposure relating to these receivables at March 31, 2001 was approximately $17 million. All of FPL Energy's California projects have received payment for April 2001 electricity sales, and the California utilities have stated that they intend to pay qualifying facilities on a prospective basis. At March 31, 2001, FPL Energy's net investment in California projects was approximately $250 million. It is impossible to predict what the outcome of the situation in California will be or its effect, if any, on FPL Group's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

For information concerning capital commitments, see Note 3 - Commitments.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the 2000 Form 10-K for FPL Group and FPL.

In March 2001, the U.S. District Court for the Northern District of Georgia granted the EPA's motion for leave to file an amended complaint that would extend the suit filed in 1999 against Georgia Power Company and other subsidiaries of the Southern Company to another Southern Company subsidiary and other plants and would add an allegation that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions (comparable allegations were made in the original complaint as to other plants but not Scherer Unit No. 4). Under the amended complaint, the EPA's demand for civil penalties with respect to Scherer Unit No. 4 would apply to the period commencing on an unspecified date after June 1, 1975. At this time, the EPA has not yet filed its amended complaint and hence Georgia Power Company has not had occasion to answer. In April 2001, the Court strongly recommended to the parties that this case be administratively terminated until the Eleventh Circuit Court of Appeals rules on a pending appeal of an EPA order under the Clean Air Act involving the TVA. The EPA and Georgia Power Company have stated that they do not object to administrative termination, although the EPA asserts that the case should be reopened when its motion for consolidation of several Clean Air Act cases is decided by a Multi-District Litigation panel rather than at the conclusion of the TVA appeal.

In August 2000, the SEGS VIII and SEGS IX facilities filed motions to intervene and protest, vigorously objecting to the position taken by SCE in its petition filed with the FERC. Briefing in this proceeding has been complete since September 2000, and the parties are currently awaiting a final determination from the FERC.

Item 5.  Other Information

Reference is made to Item 1. Business - FPL Operations - Retail Ratemaking in the 2000 Form 10-K for FPL Group and FPL.

For information regarding the FPSC staff's recommendation to require FPL to submit minimum filing requirements to initiate a base rate proceeding regarding FPL's future rates, see Item 2. Management's Discussion - Results of Operations - FPL.

Reference is made to Item 1. Business - FPL Operations - Competition in the 2000 Form 10-K for FPL Group and FPL.

For information regarding the Energy 2020 Study Commission, see Item 2. Management's Discussion - Results of Operations - FPL.

On March 28, 2001, the FERC granted provisional RTO status to GridFlorida, LLC. The RTO status is subject to FPL, Florida Power Corporation and Tampa Electric Company filing the required modifications with the FERC within 60 days. For information regarding the FPSC staff's recommendation, see Item
2.  Management's Discussion - Results of Operations - FPL.

Reference is made to Item 1. Business - FPL Energy Operations in the 2000 Form 10-K for FPL Group and FPL.

For information regarding FPL Energy's California projects, see Item 2. Management's Discussion - Results of Operations - FPL Energy.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits



	Exhibit                                                               FPL
	Number                         Description                           Group   FPL
	12(a)           Computation of Ratio of Earnings to Fixed Charges    x
	12(b)           Computation of Ratios                                        x





(b) Reports on Form 8-K

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on January 22, 2001 by FPL Group and FPL reporting one event under Item 5. Other Events.

A Current Report on Form 8-K was filed with the Securities and Exchange Commission on March 19, 2001 by FPL Group and FPL reporting one event under Item 5. Other Events.


			     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

			   FPL GROUP, INC.
		    FLORIDA POWER & LIGHT COMPANY
			    (Registrants)

Date:  May 3, 2001
			  K. MICHAEL DAVIS
			  K. Michael Davis
	 Controller and Chief Accounting Officer of FPL Group, Inc.
	      Vice President, Accounting, Controller and
	  Chief Accounting Officer of Florida Power & Light Company (Principal Financial and Accounting Officer of the Registrants)




EXHIBIT 12(a)

		     FPL GROUP, INC. AND SUBSIDIARIES
		 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES



											      Three Months
												 Ended
												March 31,
												  2001
											       (millions)
Earnings, as defined:
  Net income ..............................................................................         $110
  Income taxes ............................................................................           56
  Fixed charges, included in the determination of net income, as below ....................           89
  Distributed income of independent power investments......................................            2
  Less: Equity in earnings of independent power investments ...............................            1
    Total earnings, as defined ............................................................         $256

Fixed charges, as defined:
  Interest charges ........................................................................         $ 85
  Rental interest factor ..................................................................            2
  Fixed charges included in nuclear fuel cost .............................................            2
  Fixed charges, included in the determination of net income ..............................           89
  Capitalized interest ....................................................................            6

    Total fixed charges, as defined .......................................................         $ 95

Ratio of earnings to fixed charges ........................................................         2.69





EXHIBIT 12(b)

			       FLORIDA POWER & LIGHT COMPANY
				    COMPUTATION OF RATIOS



											    Three Months Ended
											      March 31, 2001
												(millions)


RATIO OF EARNINGS TO FIXED CHARGES
Earnings, as defined:
  Net income ..............................................................................         $101
  Income taxes ............................................................................           59
  Fixed charges, as below .................................................................           56

    Total earnings, as defined ............................................................         $216

Fixed charges, as defined:
  Interest charges ........................................................................         $ 53
  Rental interest factor ..................................................................            1
  Fixed charges included in nuclear fuel cost .............................................            2

    Total fixed charges, as defined .......................................................         $ 56

Ratio of earnings to fixed charges ........................................................         3.86




RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

Earnings, as defined:
  Net income ..............................................................................         $101
  Income taxes ............................................................................           59
  Fixed charges, as below .................................................................           56

    Total earnings, as defined ............................................................         $216

Fixed charges, as defined:
  Interest charges ........................................................................         $ 53
  Rental interest factor ..................................................................            1
  Fixed charges included in nuclear fuel cost .............................................            2

    Total fixed charges, as defined .......................................................           56

Non-tax deductible preferred stock dividends ..............................................            4
Ratio of income before income taxes to net income .........................................         1.58

Preferred stock dividends before income taxes .............................................            6

Combined fixed charges and preferred stock dividends ......................................         $ 62

Ratio of earnings to combined fixed charges and preferred stock dividends .................         3.48