Form 10-Q
period 2001-06-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2001-08-10
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

			 Washington, D. C. 20549



			      FORM 10-Q



	[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	     OF THE SECURITIES EXCHANGE ACT OF 1934


	     For the quarterly period ended June 30, 2001


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

		 APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each class of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $.01 par value, outstanding at July 31, 2001: 175,872,617 shares.

As of July 31, 2001, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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




		       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

			   FPL GROUP, INC.
	     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
		(millions, except per share amounts)
			   (unaudited)




								       Three Months Ended       Six Months Ended
									    June 30,                June 30,
									2001        2000        2001       2000
OPERATING REVENUES ...............................................     $2,166      $1,670      $4,107     $3,138

OPERATING EXPENSES:
  Fuel, purchased power and interchange ..........................      1,054         605       2,005      1,146
  Other operations and maintenance................................        313         308         623        593
  Merger-related .................................................          -           -          30          -
  Depreciation and amortization ..................................        245         266         485        525
  Taxes other than income taxes ..................................        174         144         344        291
    Total operating expenses .....................................      1,786       1,323       3,487      2,555

OPERATING INCOME .................................................        380         347         620        583

OTHER INCOME (DEDUCTIONS):
  Interest charges ...............................................        (82)        (64)       (167)      (126)
  Preferred stock dividends - FPL ................................         (4)         (4)         (7)        (7)
  Other - net ....................................................         34          26          48         34
    Total other deductions - net .................................        (52)        (42)       (126)       (99)

INCOME BEFORE INCOME TAXES .......................................        328         305         494        484

INCOME TAXES .....................................................        109         101         165        159

NET INCOME .......................................................     $  219      $  204      $  329     $  325

Earnings per share of common stock (basic and assuming dilution)..     $ 1.30      $ 1.20      $ 1.95     $ 1.91
Dividends per share of common stock ..............................     $ 0.56      $ 0.54      $ 1.12     $ 1.08
Weighted-average number of common shares outstanding:
  Basic ..........................................................        169         170         169        170
  Assuming dilution ..............................................        169         171         169        171

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to
Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 (2000 Form 10-K) for FPL Group and FPL.




			     FPL GROUP, INC.
		 CONDENSED CONSOLIDATED BALANCE SHEETS
			      (millions)
			     (unaudited)




											  June 30,      December 31,
											    2001            2000
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and other property,
    including nuclear fuel and construction work in progress .......................      $22,145         $21,022
  Less accumulated depreciation and amortization ...................................      (11,508)        (11,088)
    Total property, plant and equipment - net ......................................       10,637           9,934

CURRENT ASSETS:
  Cash and cash equivalents ........................................................           72             129
  Customer receivables, net of allowances of $7 at each date .......................          670             637
  Materials, supplies and fossil fuel inventory - at average cost ..................          373             370
  Deferred clause expenses .........................................................          473             337
  Other ............................................................................          275             308
    Total current assets ...........................................................        1,863           1,781

OTHER ASSETS:
  Special use funds of FPL .........................................................        1,585           1,497
  Other investments ................................................................          901             651
  Other ............................................................................        1,573           1,437
    Total other assets .............................................................        4,059           3,585

TOTAL ASSETS .......................................................................      $16,559         $15,300


CAPITALIZATION:
  Common stock .....................................................................      $     2         $     2
  Additional paid-in capital .......................................................        2,798           2,788
  Retained earnings ................................................................        2,944           2,803
  Accumulated other comprehensive income ...........................................            5               -
    Total common shareholders' equity ..............................................        5,749           5,593
  Preferred stock of FPL without sinking fund requirements .........................          226             226
  Long-term debt ...................................................................        4,474           3,976
    Total capitalization ...........................................................       10,449           9,795

CURRENT LIABILITIES:
  Debt due within one year .........................................................        1,562           1,223
  Accounts payable .................................................................          622             564
  Accrued interest, taxes and other ................................................        1,127             976
    Total current liabilities ......................................................        3,311           2,763

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................        1,398           1,378
  Unamortized regulatory and investment tax credits ................................          248             269
  Other ............................................................................        1,153           1,095
    Total other liabilities and deferred credits ...................................        2,799           2,742

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................      $16,559         $15,300

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2000 Form 10-K for FPL Group and FPL.




			      FPL GROUP, INC.
	       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				(millions)
			       (unaudited)



												  Six Months Ended
												      June 30,
												  2001        2000
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................          $  849      $  748

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures of FPL .........................................................            (595)       (660)
  Independent power investments .......................................................            (899)       (294)
  Other - net .........................................................................             (55)        (63)
      Net cash used in investing activities ...........................................          (1,549)     (1,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ..........................................................             493         145
  Retirement of long-term debt ........................................................             (66)       (149)
  Increase in commercial paper ........................................................             404         363
  Repurchase of common stock ..........................................................               -         (34)
  Dividends on common stock ...........................................................            (188)       (183)
      Net cash provided by financing activities .......................................             643         142

Net decrease in cash and cash equivalents .............................................             (57)       (127)

Cash and cash equivalents at beginning of period ......................................             129         361

Cash and cash equivalents at end of period ............................................          $   72      $  234

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................          $   24      $   22

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2000 Form 10-K for FPL Group and FPL.




		     FLORIDA POWER & LIGHT COMPANY
	      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
			    (millions)
			    (unaudited)


								      Three Months Ended        Six Months Ended
									   June 30,                 June 30,
								       2001        2000         2001       2000
OPERATING REVENUES .................................................  $1,935      $1,533       $3,582     $2,871

OPERATING EXPENSES:
  Fuel, purchased power and interchange ............................     939         570        1,702      1,071
  Other operations and maintenance .................................     256         250          510        487
  Merger-related ...................................................       -           -           26          -
  Depreciation and amortization ....................................     226         254          449        501
  Income taxes .....................................................     107         101          169        161
  Taxes other than income taxes ....................................     174         140          337        282
    Total operating expenses .......................................   1,702       1,315        3,193      2,502

OPERATING INCOME ...................................................     233         218          389        369

OTHER INCOME (DEDUCTIONS):
  Interest charges .................................................     (47)        (42)        (100)       (82)
  Other - net ......................................................       -           -           (2)        (2)
    Total other deductions - net ...................................     (47)        (42)        (102)       (84)

NET INCOME .........................................................     186         176          287        285

PREFERRED STOCK DIVIDENDS ..........................................       4           4            7          7

NET INCOME AVAILABLE TO FPL GROUP ..................................  $  182      $  172       $  280     $  278

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2000 Form 10-K for FPL Group and FPL.




			 FLORIDA POWER & LIGHT COMPANY
		     CONDENSED CONSOLIDATED BALANCE SHEETS
				 (millions)
				(unaudited)


											 June 30,      December 31,
											   2001            2000

ELECTRIC UTILITY PLANT:
  Plant in service, including nuclear fuel and construction work in progress .......     $19,475         $19,033
  Less accumulated depreciation and amortization ...................................     (11,307)        (10,919)
    Electric utility plant - net ...................................................       8,168           8,114

CURRENT ASSETS:
  Cash and cash equivalents ........................................................           8              66
  Customer receivables, net of allowances of $6 and $7, respectively................         575             489
  Materials, supplies and fossil fuel inventory - at average cost ..................         315             313
  Deferred clause expenses .........................................................         473             337
  Other ............................................................................         167             211
    Total current assets ...........................................................       1,538           1,416

OTHER ASSETS:
  Special use funds ................................................................       1,585           1,497
  Other ............................................................................         920             993
    Total other assets .............................................................       2,505           2,490

TOTAL ASSETS .......................................................................     $12,211         $12,020


CAPITALIZATION:
  Common shareholder's equity ......................................................     $ 5,410         $ 5,032
  Preferred stock without sinking fund requirements ................................         226             226
  Long-term debt ...................................................................       2,577           2,577
    Total capitalization ...........................................................       8,213           7,835

CURRENT LIABILITIES:
  Debt due within one year .........................................................         192             625
  Accounts payable .................................................................         490             458
  Accrued interest, taxes and other ................................................       1,054             859
    Total current liabilities ......................................................       1,736           1,942

OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes ................................................       1,079           1,084
  Unamortized regulatory and investment tax credits ................................         248             269
  Other ............................................................................         935             890
    Total other liabilities and deferred credits ...................................       2,262           2,243

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES ...............................................     $12,211         $12,020

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2000 Form 10-K for FPL Group and FPL.




			 FLORIDA POWER & LIGHT COMPANY
		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				 (millions)
				(unaudited)


												  Six Months Ended
												      June 30,
												  2001        2000
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................          $  905      $  722

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................................            (595)       (660)
  Other - net .........................................................................             (24)        (43)
      Net cash used in investing activities ...........................................            (619)       (703)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ..........................................................               -         145
  Retirement of long-term debt ........................................................             (66)       (149)
  Increase (decrease) in commercial paper .............................................            (368)        253
  Dividends ...........................................................................            (210)       (225)
  Capital contributions from FPL Group ................................................             300         100
    Net cash provided by (used in) financing activities ...............................            (344)        124

Net increase (decrease) in cash and cash equivalents ..................................             (58)        143

Cash and cash equivalents at beginning of period ......................................              66           -

Cash and cash equivalents at end of period ............................................          $    8      $  143

Supplemental schedule of noncash investing and financing activities:
  Additions to capital lease obligations ..............................................          $   24      $   22
  Transfer of net assets to FPL FiberNet, LLC .........................................          $    -      $  100

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2000 Form 10-K for FPL Group and FPL.




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

1.  New Accounting Rules

Accounting for Derivative Instruments and Hedging Activities - Effective January 1, 2001, FPL Group and FPL adopted Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and 138 (collectively, FAS
133). As a result, beginning in January 2001, derivative instruments are recorded on FPL Group's and FPL's balance sheets as either an asset or liability (in other current assets, other assets, other current liabilities and other liabilities) measured at fair value. FPL Group and FPL use derivative instruments (primarily swaps, options and futures) to manage the commodity price risk inherent in fuel purchases and electricity sales, as well as to optimize the value of power generation assets.

At FPL, changes in fair value are deferred as a regulatory asset or liability until the contracts are settled. Upon settlement, any gains or losses will be passed through the fuel and purchased power cost recovery clause (fuel clause) and the capacity cost recovery clause (capacity clause).

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

Included in FPL Group's accumulated other comprehensive income at June 30, 2001 is approximately $5 million of net unrealized gains associated with cash flow hedges of forecasted fuel purchases through December 2003. Approximately $1 million of FPL Group's accumulated other comprehensive income at June 30, 2001 will be reclassified into earnings within the next 12 months as the hedged fuel is consumed. Within other comprehensive income, approximately $8 million and $6 million represent the effective portion of the net loss on cash flow hedges during the three and six months ended June 30, 2001, respectively. See Note 3 - Other.

In June 2001, the Financial Accounting Standards Board (FASB) reached conclusions on several derivative accounting issues related to the power generation industry, which became effective July 1, 2001. Management is in the process of evaluating the conclusions reached by the FASB and is unable to estimate the effects, if any, on FPL Group's financial statements. One possible result of the FASB's conclusions could be that certain power purchase and power sales contracts will have to be recorded at fair value with changes in fair value recorded in the income statement each reporting period.

Goodwill and Other Intangible Assets - In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets." Under this statement, the amortization of goodwill will no longer be permitted. Instead, goodwill will be assessed for impairment at least annually by applying a fair-value based test. At June 30, 2001, FPL Group had approximately $380 million of goodwill recorded in other assets. Management is in the process of evaluating the impact of implementing FAS 142 and is unable to estimate the effect, if any, on FPL Group's financial statements. FPL Group will be required to adopt FAS 142 beginning in 2002.

2. Rate Matters


In May 2001, the FPSC ordered FPL to submit minimum filing requirements
(MFRs) to initiate a base rate proceeding regarding FPL's future retail rates. FPL expects to file MFRs with the FPSC by October 15, 2001. Any change in base rates would become effective after the expiration of the current rate agreement on April 14, 2002. FPL as well as other investor-owned utilities in Florida had requested that the FPSC open a separate generic docket to address issues related to the utilities' participation in an independent regional transmission organization (RTO), pursuant to the FERC's Order 2000. In June 2001, the FPSC decided to address on an expedited basis the RTO matters in conjunction with the base rate proceeding instead of in a generic docket. In mid-July 2001, the FERC initiated a mediation process directed toward forming a single RTO for the Southeast region of the United States. FPL is participating in the mediation process, scheduled to last 45 days.

3.  Capitalization

FPL Group Common Stock - In April 2001, FPL Group's $570 million share repurchase program authorized in connection with the merger agreement with Entergy Corporation was terminated. As of June 30, 2001, FPL Group had repurchased a total of approximately 4.6 million shares of common stock under the 10 million share repurchase program that began in April 1997. No FPL Group shares have been repurchased in 2001.

Long-Term Debt - In February 2001, FPL redeemed approximately $65 million principal amount of solid waste disposal revenue refunding bonds, consisting of $16 million bearing interest at 7.15% maturing in 2023 and $49 million with variable rate interest maturing in 2025. In May 2001, FPL Group Capital Inc (FPL Group Capital) sold $500 million principal amount of
6 1/8% debentures maturing in 2007. In July 2001, a subsidiary of FPL Energy issued $435 million of 7.52% senior secured bonds maturing in 2019.

Long-Term Incentive Plan - Performance shares and options granted to date under FPL Group's long-term incentive plan resulted in assumed incremental shares of common stock outstanding for purposes of computing diluted earnings per share for the three and six months ended June 30, 2001 and 2000. These incremental shares were not material in the periods presented and did not cause diluted earnings per share to differ from basic earnings per share.

Other - Comprehensive income of FPL Group, totaling $211 million and $204 million for the three months ended June 30, 2001 and 2000 and $333 million and $325 million for the six months ended June 30, 2001 and 2000, respectively, includes net income, changes in unrealized gains and losses on securities and foreign currency translation adjustments. For the three and six months ended June 30, 2001, comprehensive income of FPL Group also includes approximately $8 million of net unrealized losses and $5 million of net unrealized gains, respectively, on cash flow hedges of forecasted fuel purchases. Accumulated other comprehensive income is separately displayed in the condensed consolidated balance sheets of FPL Group.

4.  Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $3.3 billion for 2001 through 2003. Included in this three-year forecast are capital expenditures for 2001 of approximately $1.1 billion, of which $548 million had been spent through June 30, 2001. As of June 30, 2001, FPL Energy has made commitments in connection with the development and expansion of independent power projects totaling approximately $860 million. In July 2001, an additional $440 million was committed by FPL Energy for project development and expansion. Subsidiaries of FPL Group, other than FPL, have guaranteed approximately $690 million of prompt performance payments, lease obligations, purchase and sale of power and fuel agreement obligations, debt service payments and other payments subject to certain contingencies. In addition, at June 30, 2001 approximately $183 million of cash collateral was posted pursuant to a project financing agreement and is included in other assets in FPL Group's condensed consolidated balance sheets.

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

FPL participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service because of an accident. In the event of an accident at one of FPL's or another participating insured's nuclear plants, FPL could be assessed up to $36 million in retrospective premiums.

In the event of a catastrophic loss at one of FPL's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates, would be borne by FPL and could have a material adverse effect on FPL Group's and FPL's financial condition.

FPL self-insures the majority of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a funded storm and property insurance reserve, which totaled approximately $247 million at June 30, 2001, for uninsured property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit include $300 million to provide additional liquidity in the event of a T&D property loss.

Contracts - FPL Group has a long-term agreement for the supply of gas turbines through 2004 and for parts, repairs and on-site services through 2011. In addition, FPL Energy has entered into a contract to purchase 866 wind turbines through 2001, of which approximately 240 were placed in service as of June 30, 2001 and the remainder are expected to be in operation by the end of 2001. FPL Energy has also entered into various engineering, procurement and construction contracts to support its development activities through 2003. All of these contracts are intended to support expansion, primarily at FPL Energy, and the related commitments are included in Commitments above.

FPL has entered into long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority
(JEA) and with subsidiaries of The Southern Company (Southern Companies) provide approximately 1,300 megawatts (mw) of power through mid-2010 and 388 mw thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts and the Southern Companies' contract is subject to minimum quantities. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. In 2001, FPL entered into agreements with several electricity suppliers to purchase an aggregate of up to approximately 1,300 mw of power with expiration dates ranging from 2003 through 2007. In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts. FPL has long-term contracts for the transportation and supply of natural gas, coal and oil with various expiration dates through 2022. FPL Energy has long-term contracts for the transportation and storage of natural gas with expiration dates ranging from 2005 through 2017, and a contract for the supply of natural gas that expires in mid-2002.

The required capacity and minimum payments under these contracts for the remainder of 2001 (July-December) and for 2002 through 2005 are estimated to be as follows:

									   2001      2002      2003       2004      2005
											    (millions)
FPL:
Capacity payments:
  JEA and Southern Companies ..........................................    $110      $200      $200       $200      $200
  Qualifying facilities ...............................................    $185      $330      $340       $350      $340
  Other electricity suppliers .........................................    $  5      $ 75      $ 95       $ 95      $ 45
Minimum payments, at projected prices:
  Southern Companies - energy .........................................    $ 30      $ 50      $ 60       $ 50      $ 60
  Natural gas, including transportation ...............................    $340      $715      $695       $720      $720
  Coal ................................................................    $ 20      $ 45      $ 20       $ 10      $ 10
  Oil .................................................................    $100      $ 10      $  -       $  -      $  -

FPL Energy:
  Natural gas, including transportation and storage ...................    $ 15      $ 20      $ 15       $ 15      $ 15

Charges under these contracts were as follows:

				     Three Months Ended June 30,                    Six Months Ended June 30,
				  2001 Charges           2000 Charges          2001 Charges           2000 Charges
					  Energy/                Energy/               Energy/               Energy/
			       Capacity   Fuel       Capacity    Fuel        Capacity   Fuel      Capacity    Fuel
								      (millions)
FPL:
  JEA and Southern Companies   $50(a)    $ 44(b)      $51(a)     $ 41(b)     $101(a)   $ 84(b)    $102(a)    $ 72(b)
  Qualifying facilities ....   $79(c)    $ 35(b)      $80(c)     $ 28(b)     $156(c)   $ 69(b)    $159(c)    $ 59(b)
  Other electricity suppliers  $ 3       $  2         $ -        $  -        $  3      $  2       $  -       $  -
  Natural gas, including
    transportation .........   $ -       $215(b)      $ -        $130(b)     $  -      $416(b)    $  -       $212(b)
  Coal .....................   $ -       $ 12(b)      $ -        $ 11(b)     $  -      $ 24(b)    $  -       $ 23(b)
  Oil ......................   $ -       $ 91(b)      $ -        $ 89(b)     $  -      $189(b)    $  -       $110(b)

FPL Energy:
  Natural gas, including trans-
    portation and storage ..   $         $  4         $ -        $  4        $  -      $  8       $  -       $  8
_______________
(a)  Recovered through base rates and the capacity clause.
(b)  Recovered through the fuel clause.
(c)  Recovered through the capacity clause.

Litigation - In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Clean Air Act. In May 2001, the EPA amended its complaint. The amended complaint alleges, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act. It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions. The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997, and $27,500 per day for each violation thereafter. Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses. In June 2001, the Court stayed discovery and administratively closed the case pending resolution of the EPA's motion for consolidation of discovery in several Clean Air Act cases that was filed with a Multi-District Litigation (MDL) panel. The MDL panel has heard oral argument on the motion for consolidation but has not yet ruled on it.

In 2000, Southern California Edison Company (SCE) filed with the FERC a Petition for Declaratory Order (petition) asking the FERC to apply a November 1999 federal circuit court of appeals' decision to all qualifying small power production facilities, including two solar facilities operated by partnerships indirectly owned in part by FPL Energy (the partnerships) which have power purchase agreements with SCE. The federal circuit court of appeals' decision invalidated the FERC's so-called essential fixed assets standard, which permitted uses of fossil fuels by qualifying small power production facilities beyond those expressly set forth in PURPA. The petition requests that the FERC declare that qualifying small power production facilities may not continue to use fossil fuel under the essential fixed assets standard and that they may be required to make refunds with respect to past usage. In August 2000, the partnerships filed motions to intervene and protest before the FERC, vigorously objecting to the position taken by SCE in its petition. The partnerships contend that they have always operated the solar facilities in accordance with certification orders issued to them by the FERC. Such orders were neither challenged nor appealed at the time they were granted, and it is the position of the partnerships that the orders remain fully in effect. Briefing in this proceeding is complete and the parties are currently awaiting a final determination from the FERC. In June 2001, SCE and the partnerships entered into an agreement that provides, among other things, that SCE and the partnerships will take all necessary steps to suspend or stay, during a specified period of time, the proceeding initiated by the petition. The agreement is conditioned upon, among other things, legislative action in California and completion of SCE's financing plan. The agreement provides that, if the conditions of the agreement are satisfied, then SCE and each of the partnerships agree to release and discharge each other from any and all claims of any kind arising from either parties' performance under the power purchase agreements. Such a release would include release of the claim made by SCE in the petition for refunds with respect to past usage. For additional information regarding the agreement, see Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) - Results of Operations - FPL Energy.

FPL Group and FPL believe that they have meritorious defenses to the pending litigation discussed above and are vigorously defending the suits.
 Accordingly, the liabilities, if any, arising from the proceedings are not anticipated to have a material adverse effect on their financial statements.

5.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a non-rate regulated energy generating subsidiary. Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries. FPL Group's segment information is as follows:

							       Three Months Ended June 30,
						   2001                                           2000
					    FPL      Corporate                             FPL      Corporate
				  FPL      Energy     & Other      Total         FPL      Energy     & Other     Total
								       (millions)
Operating revenues ..........   $ 1,935    $  199      $  32      $ 2,166      $ 1,533   $  114        $ 23     $ 1,670
Net income ..................   $   182    $   38      $  (1)     $   219      $   172   $   28        $  4     $   204

							     Six Months Ended June 30,
						   2001                                            2000
					    FPL      Corporate                             FPL      Corporate
				  FPL      Energy     & Other      Total         FPL     Energy      & Other     Total
								       (millions)

Operating revenues ..........   $ 3,582    $  463      $ 62       $ 4,107      $ 2,871   $  222        $ 45     $ 3,138
Net income (a)...............   $   280    $   56      $ (7)      $   329      $   278   $   42        $  5     $   325

					      June 30, 2001                                 December 31, 2000
					    FPL       Corporate                            FPL      Corporate
				  FPL      Energy      & Other     Total         FPL      Energy     & Other     Total
								       (millions)

Total assets ................   $12,211    $3,707      $641       $16,559      $12,020   $2,679        $601     $15,300
_______________
(a)  Includes merger-related expense in 2001 of $19 million after-tax, of which $16 million was recognized by FPL and $3 million by Corporate and
     Other.

6.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL. FPL Group Capital's debentures are fully and unconditionally guaranteed by FPL Group. Condensed consolidating financial information is as follows


		  Condensed Consolidating Statements of Income

						Three Months Ended                         Three Months Ended
						  June 30, 2001                              June 30, 2000
						FPL                FPL Group              FPL                 FPL Group
				       FPL     Group     Other      Consoli-      FPL     Group     Other      Consoli-
				      Group   Capital     (a)        dated       Group   Capital     (a)       dated
									 (millions)
Operating revenues ................   $   -    $ 231    $ 1,935     $ 2,166      $   -    $ 138    $ 1,532     $ 1,670
Operating expenses ................       -     (193)    (1,593)     (1,786)         -     (109)    (1,214)     (1,323)
Interest charges ..................      (7)     (35)       (40)        (82)        (8)     (22)       (34)        (64)
Other income (deductions) - net ...     224       45       (239)         30        210       35       (223)         22
Income before income taxes ........     217       48         63         328        202       42         61         305
Income tax expense (benefit) ......      (2)       6        105         109         (2)       4         99         101
Net income (loss) .................   $ 219    $  42    $   (42)    $   219      $ 204    $  38    $   (38)    $   204

						Six Months Ended                           Six Months Ended
						  June 30, 2001                              June 30, 2000
						FPL                FPL Group              FPL                 FPL Group
				       FPL     Group     Other      Consoli-      FPL     Group     Other      Consoli-
				      Group   Capital     (a)        dated       Group   Capital     (a)       dated
									 (millions)
Operating revenues ................   $   -    $ 525    $ 3,582     $ 4,107      $   -    $ 268    $ 2,870     $ 3,138
Operating expenses ................       -     (463)    (3,024)     (3,487)         -     (214)    (2,341)     (2,555)
Interest charges ..................     (15)     (66)       (86)       (167)       (16)     (44)       (66)       (126)
Other income (deductions) - net ...     339       73       (371)         41        337       55       (365)         27
Income before income taxes ........     324       69        101         494        321       65         98         484
Income tax expense (benefit) ......      (5)       6        164         165         (4)       7        156         159
Net income (loss) .................   $ 329    $  63    $   (63)    $   329      $ 325    $  58    $   (58)    $   325
---------------
(a)  Represents FPL, other subsidiaries and consolidating adjustments.


		       Condensed Consolidating Balance Sheets

							    June 30, 2001                      December 31, 2000
							  FPL              FPL Group            FPL              FPL Group
						 FPL     Group     Other    Consoli-   FPL     Group     Other    Consoli-
						Group   Capital     (a)      dated    Group   Capital     (a)      dated
										 (millions)
PROPERTY, PLANT AND EQUIPMENT:
  Electric utility plant in service and
    other property ..........................   $     -  $ 2,663   $19,482   $22,145   $     -  $1,984   $19,038   $21,022
  Less accumulated depreciation and
    amortization ............................         -     (202)  (11,306)  (11,508)        -    (170)  (10,918)  (11,088)
    Total property, plant and equipment - net         -    2,461     8,176    10,637         -   1,814     8,120     9,934
CURRENT ASSETS:
  Cash and cash equivalents .................         1       63         8        72        12      51        66       129
  Receivables ...............................         1      668       168       837        56     418       409       883
  Other .....................................         1       79       874       954         -      66       703       769
    Total current assets ....................         3      810     1,050     1,863        68     535     1,178     1,781
OTHER ASSETS:
  Investment in subsidiaries ................     6,413        -    (6,413)        -     5,967       -    (5,967)        -
  Other .....................................       124    1,838     2,097     4,059       141   1,365     2,079     3,585
    Total other assets ......................     6,537    1,838    (4,316)    4,059     6,108   1,365    (3,888)    3,585
TOTAL ASSETS ................................   $ 6,540  $ 5,109   $ 4,910   $16,559   $ 6,176  $3,714   $ 5,410   $15,300

CAPITALIZATION:
  Common shareholders' equity ...............   $ 5,749  $ 1,003   $(1,003)  $ 5,749   $ 5,593  $  935   $  (935)  $ 5,593
  Preferred stock of FPL without
    sinking fund requirements ...............         -        -       226       226         -       -       226       226
  Long-term debt ............................         -    1,897     2,577     4,474         -   1,400     2,576     3,976
    Total capitalization ....................     5,749    2,900     1,800    10,449     5,593   2,335     1,867     9,795
CURRENT LIABILITIES:
  Accounts payable and commercial paper .....         -    1,502       682     2,184         -     705     1,017     1,722
  Other .....................................       684      174       269     1,127       467     186       388     1,041
    Total current liabilities ...............       684    1,676       951     3,311       467     891     1,405     2,763
OTHER LIABILITIES AND DEFERRED CREDITS:
  Accumulated deferred income taxes and
    unamortized tax credits .................         -      423     1,223     1,646         -     399     1,248     1,647
  Other .....................................       107      110       936     1,153       116      89       890     1,095
    Total other liabilities and deferred
      credits ...............................       107      533     2,159     2,799       116     488     2,138     2,742
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES ........   $ 6,540  $ 5,109   $ 4,910   $16,559   $ 6,176  $3,714   $ 5,410   $15,300
----------------
(a)  Represents FPL, other subsidiaries and consolidating adjustments.


		Condensed Consolidating Statements of Cash Flows

							     Six Months Ended                   Six Months Ended
							       June 30, 2001                      June 30, 2000
							   FPL              FPL Group            FPL              FPL Group
						  FPL     Group     Other    Consoli-   FPL     Group     Other    Consoli-
						 Group   Capital     (a)      dated    Group   Capital     (a)      dated
										 (millions)
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES .....................    $ 485    $(330)   $  694    $  849    $ 356   $ (107)   $  499    $  748

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and independent
    power investments .......................        -     (899)     (595)   (1,494)       -     (294)     (660)     (954)
  Capital contributions to subsidiaries......     (300)       -       300         -     (118)       -       118         -
  Other - net ...............................       (8)     (24)      (23)      (55)       6      (24)      (45)      (63)
    Net cash used in investing
      activities ............................     (308)    (923)     (318)   (1,549)    (112)    (318)     (587)   (1,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt ................        -      493         -       493        -        -       145       145
  Retirement of long-term debt ..............        -        -       (66)      (66)       -        -      (149)     (149)
  Increase (decrease) in commercial paper....        -      772      (368)      404        -      110       253       363
  Capital contributions from FPL Group ......        -        -         -         -        -       18       (18)        -
  Repurchases of common stock ...............        -        -         -         -      (34)       -         -       (34)
  Dividends .................................     (188)       -         -      (188)    (183)       -         -      (183)
    Net cash provided by (used in)
      financing activities ..................     (188)   1,265      (434)      643     (217)     128       231       142

Net increase (decrease) in cash and
  cash equivalents ..........................      (11)      12       (58)      (57)      27     (297)      143      (127)
Cash and cash equivalents at beginning
  of period..................................       12       51        66       129      (16)     376         1       361
Cash and cash equivalents at end of period...    $   1    $  63    $    8    $   72    $  11   $   79    $  144    $  234
-----------------
(a) Represents FPL, other subsidiaries and consolidating adjustments.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion appearing in the 2000 Form 10-K for FPL Group and FPL. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

FPL Group's net income increased for the three and six months ended June 30, 2001 primarily as a result of increased earnings at both FPL and FPL Energy. The adoption of FAS 133, which became effective January 1, 2001, positively affected FPL Group's and FPL Energy's earnings by $5 million for both the three and six months ended June 30, 2001. For additional information regarding FAS 133, see Note 1 - Accounting for Derivative Instruments and Hedging Activities. FPL Group's earnings for the six months ended June 30, 2001 also include approximately $19 million after-tax of merger-related expenses, of which $16 million relates to FPL and $3 million relates to the Corporate and Other segment. The discussion of results of operations below excludes the effects of FAS 133 and merger-related expenses.

FPL - FPL's net income for the three months ended June 30, 2001 improved mainly due to lower depreciation expense, partially offset by higher other operations and maintenance (O&M) expenses and higher interest charges. Revenues from retail base operations were $880 million for the second quarter of 2001 compared to $874 million for the same period last year. This reflects an increase in the average number of customer accounts of 2.3% offset by a decrease in usage per customer of 2.2% due to milder weather. During the second quarter of 2001, FPL accrued $38 million associated with refunds to retail customers under the rate reduction agreement, approximately the same amount as in 2000. In June 2001, FPL refunded approximately $109 million, including interest, to retail customers for the second twelve-month period under the rate agreement. Primarily all of this refund was accrued in periods prior to the second quarter of 2001. In June 2000, approximately $23 million was refunded to retail customers for the first twelve-month period, primarily all of which was accrued in 1999. FPL's revenues and fuel, purchased power and interchange expense have increased for both the three-month and six-month periods. This is the result of an increase in FPL's fuel charge to retail customers in mid-2000 and in 2001 in response to higher fuel costs. FPL's fuel costs are substantially a pass-through and do not significantly affect net income. Depreciation expense declined during the quarter ended June 30, 2001 reflecting lower special depreciation under the rate reduction agreement. Interest expense increased due to higher debt balances required to fund FPL's capital expansion and under-recovered fuel costs.

Net income for the six months ended June 30, 2001 improved mainly due to higher energy sales and lower depreciation expense, partially offset by higher O&M expenses and higher interest charges. Revenues from retail base operations were $1,664 million for the six months ended June 30, 2001 compared to $1,632 million for the same period last year. This reflects an increase in the average number of customer accounts of 2.3% and an increase in usage per customer of 1.4%. The increase in usage reflects cold weather conditions, primarily in January, partly offset by the milder weather in the second quarter. Partially offsetting the increase in revenues due to higher usage and customer growth was a higher provision for revenue refund under the rate reduction agreement. During the six months ended June 30, 2001, FPL accrued approximately $78 million relating to refunds to retail customers, compared to $37 million in 2000. Depreciation expense declined during the six-month period reflecting lower special depreciation under the rate reduction agreement. FPL's O&M expenses increased primarily due to additional fossil plant outage costs, partly due to timing, and higher employee-related costs. Interest expense increased due to higher debt balances required to fund FPL's capital expansion and under-recovered fuel costs.

In January 2001, the Energy 2020 Study Commission issued a proposal for restructuring Florida's wholesale electricity market anticipating that the proposal would be considered in the 2001 legislative session. In May 2001, the Florida legislative session ended with no action taken on the commission's proposal. The commission is scheduled to develop a recommendation addressing retail competition by the end of 2001. Both wholesale and retail competition issues may then be addressed in the 2002 legislative session.

In May 2001, the FPSC ordered FPL to submit MFRs to initiate a base rate proceeding regarding FPL's future retail rates. FPL expects to file MFRs with the FPSC by October 15, 2001. Any change in base rates would become effective after the expiration of the current rate agreement on April 14, 2002. FPL as well as other investor-owned utilities in Florida had requested that the FPSC open a separate generic docket to address issues related to the utilities' participation in an independent RTO, pursuant to the FERC's Order 2000. In June 2001, the FPSC decided to address on an expedited basis the RTO matters in conjunction with the base rate proceeding instead of in a generic docket. In mid-July 2001, the FERC initiated a mediation process directed toward forming a single RTO for the Southeast region of the United States. FPL is participating in the mediation process, scheduled to last 45 days.

FPL Energy - FPL Energy's net income for the three and six months ended June 30, 2001 benefited from a power generation portfolio with approximately 1,200 more mw in operation and improved performance from the wind projects. These benefits were somewhat offset in the second quarter of 2001 by lower income from the Northeast region, mainly reflecting lower market prices and transmission constraints affecting the Maine assets. FPL Energy is continuing its expansion plans, which include adding 11 plants with more than 5,800 mw by the end of 2003.

FPL Energy has a net ownership interest in approximately 540 mw in California, most of which are wind, solar and geothermal qualifying facilities. The output of these projects is sold predominantly under long-term contracts with California utilities. Increases in natural gas prices and an imbalance between power supply and demand, as well as other factors, have contributed to significant increases in wholesale electricity prices in California. Utilities in California had previously agreed to fixed tariffs to their retail customers, which resulted in significant under-recoveries of wholesale electricity purchase costs. FPL Energy's projects have not received the majority of payments due from California utilities for electricity sold from November 2000 through March 2001. In April 2001, Pacific Gas & Electric Company (PG&E) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In July 2001, an agreement was reached between PG&E and FPL Energy regarding most of the qualifying facility contracts between the companies. The agreement requires a fixed payment structure over the next five years as well as payment of all outstanding receivables subject to approval of PG&E's reorganization plan by the bankruptcy court and PG&E's creditors. In June 2001, an agreement was reached between SCE and FPL Energy regarding the qualifying facility contracts with SCE. The agreement with SCE also requires a fixed payment structure over the next five years as well as payment of all outstanding receivables but is conditioned upon, among other things, legislative action in California and completion of SCE's financing plan. No assurance can be given that the conditions to the agreements with PG&E and SCE will be satisfied. FPL Group's earnings exposure relating to past due receivables from these California utilities at June 30, 2001 was approximately $15 million. At June 30, 2001, FPL Energy's net investment in California projects was approximately $290 million. It is impossible to predict what the outcome of the situation in California will be or its effect, if any, on FPL Group's financial statements.

New Accounting Rules - For information concerning FAS 142, which FPL Group will be required to adopt in 2002, see Note 1 - Goodwill and Other Intangible Assets.

LIQUIDITY AND CAPITAL RESOURCES

For financing activity during the six months ended June 30, 2001, see Note 3 - Long-Term Debt. In July 2001, a subsidiary of FPL Energy issued $435 million of 7.52% senior secured bonds maturing in 2019, the proceeds of which will be used in part to reduce FPL Group Capital's commercial paper balance. Principal will be payable in semi-annual installments beginning December 31, 2001.

For information concerning capital commitments and posting of cash collateral, see Note 4 - Commitments.




		     PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the 2000 Form 10-K for FPL Group and FPL and Part II, Item 1. Legal Proceedings in the March 31, 2001 Form 10-Q for FPL Group and FPL.

In November 1999, the Attorney General of the United States, on behalf of the EPA, brought an action in the U.S. District Court for the Northern District of Georgia against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Prevention of Significant Deterioration (PSD) provisions and the New Source Performance Standards (NSPS) of the Clean Air Act. In May 2001, the EPA amended its complaint. The amended complaint alleges, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining a PSD permit, without complying with the NSPS requirements, and without applying best available control technology for nitrogen oxides, sulfur dioxide and particulate matter as required by the Clean Air Act. It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions. The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997, and $27,500 per day for each violation thereafter. Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses. In June 2001, the Court stayed discovery and administratively closed the case pending resolution of the EPA's motion for consolidation of discovery in several Clean Air Act cases that was filed with a MDL panel. The MDL panel has heard oral argument on the motion for consolidation but has not yet ruled on it.

For discussion of litigation filed by SCE with the FERC against partnerships that are partially owned by FPL Energy, see Note 4 -
Litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of FPL Group's shareholders was held on May 14, 2001. Of the 175,838,735 shares of common stock outstanding on the record date of March 5, 2001, a total of 148,182,117 shares were represented in person or by proxy.

The following directors were elected effective May 14, 2001:


				      Votes Cast
						Against or
				  For            Withheld

H. Jesse Arnelle ...........   137,309,390       10,872,727
Sherry S. Barrat ...........   137,420,056       10,762,061
Robert M. Beall, II ........   137,404,792       10,777,325
James L. Broadhead .........   127,817,453       20,364,664
J. Hyatt Brown .............   137,393,592       10,788,525
Armando M. Codina ..........   137,349,906       10,832,211
Willard D. Dover ............  137,352,766       10,829,351
Alexander W. Dreyfoos, Jr. ..  137,423,426       10,758,691
Paul J. Evanson .............. 137,307,240       10,874,877
Frederic V. Malek ............ 137,370,662       10,811,455
Paul R. Tregurtha ............ 137,395,206       10,786,911



Item 5.  Other Information

(a) Reference is made to Item 1. Business - FPL Operations - Retail Ratemaking in the 2000 Form 10-K for FPL Group and FPL.

For information regarding FPL's base rate proceeding with the FPSC, see
Note 2.

(b) Reference is made to Item 1. Business - FPL Operations - System Capability and Load in the 2000 Form 10-K for FPL Group and FPL.

For information regarding additional purchase power contracts, see Note 4 - Contracts.

On July 30, 2001, FPL set an all-time record for energy peak demand of 18,354 mw. Adequate resources were available at the time of the peak to meet customer demand.

(c) Reference is made to Item 1. Business - FPL Operations - Fuel in the 2000 Form 10-K for FPL Group and FPL.

Based on current projections, FPL will lose its ability to store spent fuel on site for St. Lucie Unit No. 1 in 2005, St. Lucie Unit No. 2 in 2007, Turkey Point Unit No. 3 in 2009 and Turkey Point Unit No. 4 in 2011. In addition, degradation in a material used in the spent fuel pools at St. Lucie Unit No. 1 and Turkey Point Units Nos. 3 and 4 could result in implementation of alternative spent fuel storage options sooner than projected. FPL is pursuing various approaches to expanding spent fuel storage at the sites, including increasing rack space in its existing spent fuel pools and/or developing the capacity to store spent fuel in dry storage containers.

(d) Reference is made to Item 1. Business - FPL Energy Operations in the 2000 Form 10-K for FPL Group and FPL.

For information regarding FPL Energy's California projects, see Item 2. Management's Discussion - Results of Operations - FPL Energy.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit                                                                              FPL
    Number                                 Description                                  Group    FPL
      4          Officer's Certificate of FPL Group Capital dated May 11, 2001,         x
		 creating the 6 1/8% Debentures, Series due May 15, 2007

     10(a)       FPL Group, Inc. Deferred Compensation Plan, amended and restated       x
		 effective January 1, 2001

     10(b)       Amendment to Employment Agreement between FPL Group, Inc. and          x
		 Thomas F. Plunkett, dated as of May 7, 2001

     12(a)       Computation of Ratio of Earnings to Fixed Charges                      x

     12(b)       Computation of Ratios                                                          x


FPL Group agrees to furnish to the Securities and Exchange Commission upon request any instrument with respect to long-term debt that FPL Group has not filed as an exhibit pursuant to the exemption provided by Item
601(b)(4)(iii)(A) of Regulation S-K.

(b) Reports on Form 8-K

A current report on Form 8-K was filed with the Securities and Exchange Commission on April 2, 2001 by FPL Group and FPL filing exhibits under Item
7. Financial Statements and Exhibits.

A current report on Form 8-K was filed with the Securities and Exchange Commission on April 10, 2001 by FPL Group and FPL filing an exhibit under
Item 7. Financial Statements and Exhibits and Item 9. Regulation FD
Disclosure.

A current report on Form 8-K was filed with the Securities and Exchange Commission on May 18, 2001 by FPL Group and FPL reporting one event under
Item 5. Other Events.

A current report on Form 8-K was filed with the Securities and Exchange Commission on June 13, 2001 by FPL Group and FPL reporting one event under
Item 5. Other Events.






			       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

			    FPL GROUP, INC.
		   FLORIDA POWER & LIGHT COMPANY
			    (Registrants)

Date:  August 8, 2001

			  K. MICHAEL DAVIS
			  ----------------
			  K. Michael Davis
       Controller and Chief Accounting Officer of FPL Group, Inc.
	     Vice President, Accounting, Controller and
       Chief Accounting Officer of Florida Power & Light Company
	   (Principal Accounting Officer of the Registrants)