Form 10-Q
period 2001-09-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2001-11-09
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

1-8841 1-3545	FPL GROUP, INC. FLORIDA POWER & LIGHT COMPANY 700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000	59-2449419 59-0247775
State or other jurisdiction of incorporation or organization: Florida

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each class of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $.01 par value, outstanding at October 31, 2001: 175,868,896 shares.

As of October 31, 2001, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in laws or regulations, changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Florida Public Service Commission (FPSC), the Public Utility Regulatory Policies Act of 1978, as amended (PURPA), the Public Utility Holding Company Act of 1935, as amended, and the U. S. Nuclear Regulatory Commission (NRC), with respect to allowed rates of return including, but not limited to, return on common equity and equity ratio limits, industry and rate structure, operation of nuclear power facilities, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, decommissioning costs, and present or prospective wholesale and retail competition (including, but not limited to, retail wheeling and transmission costs).

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

OPERATING REVENUES	$2,529	$2,087	$6,636	$5,225

OPERATING EXPENSES
Fuel, purchased power and interchange	1,242	845	3,247	1,992
Other operations and maintenance	306	314	929	907
Merger-related	-	-	30	-
Depreciation and amortization	246	237	732	763
Taxes other than income taxes	195	180	538	469

Total operating expenses	1,989	1,576	5,476	4,131

OPERATING INCOME	540	511	1,160	1,094

OTHER INCOME (DEDUCTIONS)
Interest charges	(83)	(74)	(250)	(201)
Preferred stock dividends - FPL	(4)	(4)	(11)	(11)
Other - net	46	46	94	80

Total other deductions - net	(41)	(32)	(167)	(132)

INCOME BEFORE INCOME TAXES	499	479	993	962

INCOME TAXES	165	165	330	323

NET INCOME	$334	$314	$663	$639

Earnings per share of common stock:
Basic	$1.98	$1.85	$3.93	$3.75
Assuming dilution	$1.98	$1.84	$3.93	$3.75
Dividends per share of common stock	$0.56	$0.54	$1.68	$1.62
Weighted-average number of common shares outstanding:
Basic	169	170	169	170
Assuming dilution	169	171	169	171

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 (2000 Form 10-K) for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
September 30, 2001		December 31, 2000

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property, including
nuclear fuel and construction work in progress	$22,747	$21,022
Less accumulated depreciation and amortization	(11,463)	(11,088)

Total property, plant and equipment - net	11,284	9,934

CURRENT ASSETS
Cash and cash equivalents	299	129
Customer receivables, net of allowances of $9 and $7, respectively	806	637
Materials, supplies and fossil fuel inventory - at average cost	341	370
Deferred clause expenses	314	337
Other	246	308

Total current assets	2,006	1,781

OTHER ASSETS
Special use funds of FPL	1,509	1,497
Other investments	994	651
Other	1,562	1,437

Total other assets	4,065	3,585

TOTAL ASSETS	$17,355	$15,300

CAPITALIZATION
Common stock	$2	$2
Additional paid-in capital	2,805	2,788
Retained earnings	3,181	2,803
Accumulated other comprehensive loss	(9)	-

Total common shareholders' equity	5,979	5,593
Preferred stock of FPL without sinking fund requirements	226	226
Long-term debt	4,872	3,976

Total capitalization	11,077	9,795

CURRENT LIABILITIES
Debt due within one year	1,563	1,223
Accounts payable	464	564
Accrued interest, taxes and other	1,510	976

Total current liabilities	3,537	2,763

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes	1,307	1,378
Unamortized regulatory and investment tax credits	238	269
Other	1,196	1,095

Total other liabilities and deferred credits	2,741	2,742

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$17,355	$15,300

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2000 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Nine Months Ended September 30,

	2001	2000

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,663	$1,055

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(850)	(915)
Independent power investments	(1,495)	(394)
Other - net	(83)	(82)

Net cash used in investing activities	(2,428)	(1,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	920	387
Retirement of long-term debt	(66)	(272)
Increase in commercial paper	366	597
Repurchase of common stock	-	(85)
Dividends on common stock	(285)	(275)

Net cash provided by financing activities	935	352

Net increase in cash and cash equivalents	170	16

Cash and cash equivalents at beginning of period	129	361

Cash and cash equivalents at end of period	$299	$377

Supplemental schedule of noncash investing and financing activities:
Additions to capital lease obligations	$57	$42
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2000 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

OPERATING REVENUES	$2,272	$1,917	$5,854	$4,788

OPERATING EXPENSES
Fuel, purchased power and interchange	1,106	774	2,808	1,845
Other operations and maintenance	248	258	758	745
Merger-related	-	-	26	-
Depreciation and amortization	223	221	673	722
Income taxes	164	165	333	326
Taxes other than income taxes	193	173	529	455

Total operating expenses	1,934	1,591	5,127	4,093

OPERATING INCOME	338	326	727	695

OTHER INCOME (DEDUCTIONS)
Interest charges	(44)	(47)	(144)	(129)
Other - net	-	-	(2)	(2)

Total other deductions - net	(44)	(47)	(146)	(131)

NET INCOME	294	279	581	564

PREFERRED STOCK DIVIDENDS	4	4	11	11

NET INCOME AVAILABLE TO FPL GROUP	$290	$275	$570	$553

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2000 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
September 30, 2001		December 31, 2000

ELECTRIC UTILITY PLANT
Plant in service, including nuclear fuel and construction work in progress	$19,549	$19,033
Less accumulated depreciation and amortization	(11,242)	(10,919)

Electric utility plant - net	8,307	8,114

CURRENT ASSETS
Cash and cash equivalents	216	66
Customer receivables, net of allowances of $8 and $7, respectively	709	489
Materials, supplies and fossil fuel inventory - at average cost	269	313
Deferred clause expenses	314	337
Other	119	211

Total current assets	1,627	1,416

OTHER ASSETS
Special use funds	1,509	1,497
Other	865	993

Total other assets	2,374	2,490

TOTAL ASSETS	$12,308	$12,020

CAPITALIZATION
Common shareholder's equity	$5,535	$5,032
Preferred stock without sinking fund requirements	226	226
Long-term debt	2,578	2,577

Total capitalization	8,339	7,835

CURRENT LIABILITIES
Debt due within one year	-	625
Accounts payable	391	458
Accrued interest, taxes and other	1,433	859

Total current liabilities	1,824	1,942

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes	921	1,084
Unamortized regulatory and investment tax credits	238	269
Other	986	890

Total other liabilities and deferred credits	2,145	2,243

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$12,308	$12,020

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2000 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Nine Months Ended September 30,

	2001	2000

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,742	$964

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(850)	(915)
Other - net	(38)	(53)

Net cash used in investing activities	(888)	(968)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	-	387
Retirement of long-term debt	(66)	(272)
Increase (decrease) in commercial paper	(560)	241
Dividends	(478)	(488)
Capital contributions from FPL Group	400	400

Net cash provided by (used in) financing activities	(704)	268

Net increase in cash and cash equivalents	150	264

Cash and cash equivalents at beginning of period	66	-

Cash and cash equivalents at end of period	$216	$264

Supplemental schedule of noncash investing and financing activities:
Additions to capital lease obligations	$57	$42
Transfer of net assets to FPL FiberNet, LLC	$-	$100
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

Included in FPL Group's accumulated other comprehensive loss at September 30, 2001 is approximately $9 million of net unrealized losses associated with cash flow hedges of forecasted fuel purchases through December 2005. Within other comprehensive loss, approximately $14 million and $21 million represent the effective portion of the net loss on cash flow hedges (excluding the cumulative effect adjustment) during the three and nine months ended September 30, 2001, respectively. See Note 3 - Other.

In June 2001, the Financial Accounting Standards Board (FASB) reached conclusions, which became effective July 1, 2001, on several derivative accounting issues related to the power generation industry. There was no significant impact on FPL Group's and FPL's financial statements from these conclusions. In October 2001, the FASB revised its June 2001 conclusions and changed the effective date to January 1, 2002. Management is in the process of evaluating the revised conclusions reached by the FASB and is unable to estimate the effects, if any, on FPL Group's and FPL's financial statements. One possible result of the FASB's revised conclusions could be that certain power purchase and power sales contracts will have to be recorded at fair value with changes in fair value recorded in the income statements each reporting period.

Goodwill and Other Intangible Assets - In July 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets," which FPL Group will be required to adopt beginning in 2002. Under this statement, the amortization of goodwill will no longer be permitted. Instead, goodwill will be assessed for impairment at least annually by applying a fair-value based test, with the initial impairment test completed by June 30, 2002. At September 30, 2001, FPL Group had approximately $370 million of goodwill recorded in other assets. However, FAS 142 requires that identifiable intangible assets be separately recognized under certain circumstances, which could result in the reclassification of intangible assets into or out of goodwill upon adoption. Management is in the process of evaluating the impact of implementing FAS 142 and is unable to estimate the effect, if any, on FPL Group's financial statements.

Accounting for Asset Retirement Obligations - In August 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." The statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. FPL and FPL Energy currently accrue for asset retirement obligations over the life of the related asset through depreciation and other operations and maintenance (O&M) expenses, respectively. At FPL, the net effect of recording the full fair value of asset retirement obligations and the associated increase in assets pursuant to FAS 143 will, in accordance with regulatory treatment, be recorded as a regulatory asset. Management is in the process of evaluating the impact of implementing FAS 143 and is unable to estimate the effect, if any, on FPL Group's and FPL's financial statements. FPL Group and FPL will be required to adopt FAS 143 beginning in 2003.

2. Regulation

In May 2001, the FPSC ordered FPL to submit minimum filing requirements (MFRs) to initiate a base rate proceeding regarding FPL's future retail rates. FPL completed the filing of MFRs with the FPSC on October 15, 2001 and hearings are scheduled for April 2002. Any change in base rates would become effective after the expiration of the current rate agreement on April 14, 2002.

FPL as well as other investor-owned utilities in Florida had requested that the FPSC open a separate generic docket to address issues related to the utilities' participation in an independent regional transmission organization (RTO), pursuant to the FERC's Order 2000. In June 2001, the FPSC decided to address on an expedited basis the RTO matters in conjunction with the base rate proceeding instead of in a generic docket. On November 7, 2001, the FPSC voted that the utilities' participation and formation of GridFlorida LLC (GridFlorida), in compliance with FERC's Order 2000, was prudent to date. However, the companies are to file a modified GridFlorida proposal within 90 days. The FPSC has stated that the proposal should not require the divestiture of transmission assets initially, but does not preclude GridFlorida from building or owning transmission assets in the future. In addition, the FPSC urged the utilities to continue participation in discussions with the FERC regarding the creation of a Southeast RTO, but did not recommend them joining it now.

In mid-July 2001, the FERC initiated a mediation process directed towards forming a single RTO for the Southeast region of the United States. On November 7, 2001, the FERC issued an order providing guidance on how the commission will proceed with the RTO development. The issues of scope and governance will be addressed within individual RTO dockets, after consultation with the states. The issues of standardization of tariffs and market design will be addressed in a separate rulemaking docket. With regard to the operational deadline of the RTOs initially set for December 15, 2001, the FERC, in consultation with the states, will set revised timelines in each of the individual RTO dockets.

On September 28, 2001, FPL filed a petition with the FPSC to increase its annual storm fund accrual by $30 million to $50.3 million commencing January 1, 2002. FPL also requested approval to establish a corresponding storm fund reserve objective of $500 million to be achieved over five years. At September 30, 2001, the storm fund reserve totaled approximately $256 million. On November 7, 2001, the FPSC staff recommended to the FPSC that the storm fund docket be closed and incorporated in the base rate proceeding. The FPSC is scheduled to vote on the staff recommendation on November 19, 2001.

3. Capitalization

FPL Group Common Stock - In April 2001, FPL Group's $570 million share repurchase program authorized in connection with the merger agreement with Entergy Corporation was terminated. As of September 30, 2001, FPL Group had repurchased a total of approximately 4.6 million shares of common stock under the 10 million share repurchase program that began in April 1997. No FPL Group shares have been repurchased in 2001.

Long-Term Debt - In February 2001, FPL redeemed approximately $65 million principal amount of solid waste disposal revenue refunding bonds, consisting of $16 million bearing interest at 7.15% maturing in 2023 and $49 million with variable rate interest maturing in 2025. In May 2001, FPL Group Capital Inc (FPL Group Capital) sold $500 million principal amount of 6 1/8% debentures maturing in 2007. In July 2001, a subsidiary of FPL Energy issued $435 million of 7.52% senior secured bonds payable in semi-annual installments beginning December 31, 2001 and maturing in 2019. The bond proceeds were used in part to reduce FPL Group Capital's commercial paper balance.

Other - Comprehensive income of FPL Group, totaling $320 million and $314 million for the three months ended September 30, 2001 and 2000 and $653 million and $639 million for the nine months ended September 30, 2001 and 2000, respectively, includes net income, net unrealized losses on cash flow hedges of forecasted fuel purchases ($13 million and $9 million for the three and nine months ended September 30, 2001, respectively), as well as changes in unrealized gains and losses on securities and foreign currency translation adjustments. Accumulated other comprehensive loss is separately displayed in the condensed consolidated balance sheets of FPL Group.

4. Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $3.3 billion for 2001 through 2003. Included in this three-year forecast are capital expenditures for 2001 of approximately $1.1 billion, of which $807 million had been spent through September 30, 2001. As of September 30, 2001, FPL Energy has made commitments in connection with the development and expansion of independent power projects totaling approximately $1.1 billion. As of September 30, 2001, subsidiaries of FPL Group, other than FPL, have guaranteed approximately $770 million of lease obligations, prompt performance payments, purchase and sale of power and fuel agreement obligations, debt service payments and other payments subject to certain contingencies. In addition, at September 30, 2001, approximately $228 million of cash collateral was posted pursuant to a project financing agreement and is included in other assets in FPL Group's condensed consolidated balance sheets.

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

FPL self-insures the majority of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a funded storm and property insurance reserve, which totaled approximately $256 million at September 30, 2001, for uninsured property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit provide additional liquidity in the event of a T&D property loss. See Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) - Liquidity and Capital Resources.

Contracts -  FPL Group has a long-term agreement for the supply of gas turbines through 2004 and for parts, repairs and on-site services through 2011. In addition, FPL Energy has entered into a contract to purchase 866 wind turbines through 2001, of which approximately 400 were placed in service as of September 30, 2001 and the remainder are expected to be in operation by the end of 2001. FPL Energy has also entered into various engineering, procurement and construction contracts to support its development activities through 2003. All of these contracts are intended to support expansion, primarily at FPL Energy, and the related commitments are included in Commitments above.

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

The required capacity and minimum payments under these contracts for the remainder of 2001 (October - December) and for 2002 through 2005 are estimated to be as follows:
	2001	2002	2003	2004	2005

FPL:	(millions)
Capacity payments:
JEA and Southern Companies	$50	$200	$200	$200	$200
Qualifying facilities	$80	$330	$340	$350	$340
Other electricity suppliers	$5	$75	$95	$95	$45
Minimum payments, at projected prices:
Southern Companies - energy	$15	$50	$60	$50	$60
Natural gas, including transportation	$115	$655	$635	$635	$630
Coal	$23	$45	$20	$10	$10
Oil	$20	$10	$-	$-	$-

FPL Energy:
Natural gas, including transportation and storage	$10	$20	$15	$15	$15
Charges under these contracts were as follows:
	Three Months Ended September 30,								Nine Months Ended September 30,

	2001 Charges				2000 Charges				2001 Charges				2000 Charges

	Capacity		Energy/ Fuel		Capacity		Energy/ Fuel		Capacity		Energy/ Fuel		Capacity		Energy/ Fuel

FPL:	(millions)
JEA and Southern Companies	$48	(a)	$42	(b)	$47	(a)	$42	(b)	$149	(a)	$126	(b)	$150	(a)	$114	(b)
Qualifying facilities	$80	(c)	$32	(b)	$80	(c)	$41	(b)	$236	(c)	$100	(b)	$238	(c)	$101	(b)
Other electricity suppliers	$13	(c)	$2	(b)	$-		$-		$22	(c)	$4	(b)	$-		$-
Natural gas, including transportation	$-		$220	(b)	$-		$167	(b)	$-		$636	(b)	$-		$379	(b)
Coal	$-		$12	(b)	$-		$13	(b)	$-		$37	(b)	$-		$37	(b)
Oil	$-		$75	(b)	$-		$140	(b)	$-		$264	(b)	$-		$250	(b)

FPL Energy:
Natural gas, including
transportation and storage	$-		$5		$-		$4		$-		$13		$-		$12
_____________________
(a) Recovered through base rates and the capacity clause.
(b) Recovered through the fuel clause.
(c) Recovered through the capacity clause.

Litigation - In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Clean Air Act. In May 2001, the EPA amended its complaint. The amended complaint alleges, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act. It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions. The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997, and $27,500 per day for each violation thereafter. Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses. In June 2001, a federal district court stayed discovery and administratively closed the case pending resolution of the EPA's motion for consolidation of discovery in several Clean Air Act cases that was filed with a Multi-District Litigation (MDL) panel. In August 2001, the MDL panel denied the motion for consolidation. In September 2001, the EPA moved that the court reopen this case for purposes of discovery. Georgia Power Company has opposed that motion asking that the case remain closed until the Eleventh Circuit Court of Appeals rules on the Tennessee Valley Authority's appeal of an EPA administrative order relating to legal issues that are also central to this case. The court has not yet ruled upon the EPA's motion to reopen.

In 2000, Southern California Edison Company (SCE) filed with the FERC a Petition for Declaratory Order (petition) asking the FERC to apply a November 1999 federal circuit court of appeals' decision to all qualifying small power production facilities, including two solar facilities operated by partnerships indirectly owned in part by FPL Energy (the partnerships) which have power purchase agreements with SCE. The federal circuit court of appeals' decision invalidated the FERC's so-called essential fixed assets standard, which permitted uses of fossil fuels by qualifying small power production facilities beyond those expressly set forth in PURPA. The petition requests that the FERC declare that qualifying small power production facilities may not continue to use fossil fuel under the essential fixed assets standard and that they may be required to make refunds with respect to past usage. In August 2000, the partnerships filed motions to intervene and protest before the FERC, vigorously objecting to the position taken by SCE in its petition. The partnerships contend that they have always operated the solar facilities in accordance with certification orders issued to them by the FERC. Such orders were neither challenged nor appealed at the time they were granted, and it is the position of the partnerships that the orders remain fully in effect. Briefing in this proceeding is complete and the parties are currently awaiting a final determination from the FERC. In June 2001, SCE and the partnerships entered into an agreement that provides, among other things, that SCE and the partnerships will take all necessary steps to suspend or stay, during a specified period of time, the proceeding initiated by the petition. The agreement is conditioned upon, among other things, completion of SCE's financing plan. The agreement provides that, if the conditions of the agreement are satisfied, then SCE and each of the partnerships agree to release and discharge each other from any and all claims of any kind arising from either parties' performance under the power purchase agreements. Such a release would include release of the claim made by SCE in the petition for refunds with respect to past usage. For additional information regarding the agreement, see Management's Discussion - Results of Operations - FPL Energy.

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

5. Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a non-rate regulated energy generating subsidiary. Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries. FPL Group's segment information is as follows:

	Three Months Ended September 30,

	2001				2000

	FPL	FPL Energy	Corporate & Other	Total	FPL	FPL Energy	Corporate & Other	Total

	(millions)
Operating revenues	$2,272	$228	$29	$2,529	$1,917	$149	$21	$2,087
Net income	$290	$44	$-	$334	$275	$32	$7	$314

	Nine Months Ended September 30,

	2001				2000

	FPL	FPL Energy	Corporate & Other	Total	FPL	FPL Energy	Corporate & Other	Total

	(millions)
Operating revenues	$5,854	$691	$91	$6,636	$4,788	$370	$67	$5,225
Net income (loss)(a)	$570	$100 (b)	$(7)	$663	$553	$74	$12	$639

	September 30, 2001				December 31, 2000

	FPL	FPL Energy	Corporate & Other	Total	FPL	FPL Energy	Corporate & Other	Total

	(millions)
Total assets	$12,308	$4,518	$529	$17,355	$12,020	$2,679	$601	$15,300
_____________________
(a)			Includes merger-related expense in 2001 of $19 million after-tax, of which $16 million was recognized by FPL and $3 million by Corporate and Other.
(b)			Includes a $4 million gain related to the effects of applying FAS 133.

6. Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL. FPL Group Capital's debentures are fully and unconditionally guaranteed by FPL Group. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income
	Three Months Ended September 30,

	2001				2000

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
Operating revenues	$-	$256	$2,273	$2,529	$-	$170	$1,917	$2,087
Operating expenses	-	(218)	(1,771)	(1,989)	-	(150)	(1,426)	(1,576)
Interest charges	(8)	(38)	(37)	(83)	(8)	(27)	(39)	(74)
Other income (deductions) - net	327	56	(341)	42	319	54	(331)	42

Income before income taxes	319	56	124	499	311	47	121	479
Income tax expense (benefit)	(15)	19	161	165	(3)	4	164	165

Net income (loss)	$334	$37	$(37)	$334	$314	$43	$(43)	$314

	Nine Months Ended September 30,

	2001				2000

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$782	$5,854	$6,636	$-	$437	$4,788	$5,225
Operating expenses	-	(682)	(4,794)	(5,476)	-	(364)	(3,767)	(4,131)
Interest charges	(22)	(105)	(123)	(250)	(23)	(72)	(106)	(201)
Other income (deductions) - net	665	129	(711)	83	655	112	(698)	69

Income before income taxes	643	124	226	993	632	113	217	962
Income tax expense (benefit)	(20)	24	326	330	(7)	11	319	323

Net income (loss)	$663	$100	$(100)	$663	$639	$102	$(102)	$639

_____________________
(a) Represents FPL, other subsidiaries and consolidating adjustments.

Condensed Consolidating Balance Sheets
	September 30, 2001				December 31, 2000

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$3,191	$19,556	$22,747	$-	$1,984	$19,038	$21,022
Less accumulated depreciation and amortization	-	(222)	(11,241)	(11,463)	-	(170)	(10,918)	(11,088)

Total property, plant and equipment - net	-	2,969	8,315	11,284	-	1,814	8,120	9,934

CURRENT ASSETS
Cash and cash equivalents	5	78	216	299	12	51	66	129
Receivables	-	609	331	940	56	418	409	883
Other	-	104	663	767	-	66	703	769

Total current assets	5	791	1,210	2,006	68	535	1,178	1,781

OTHER ASSETS
Investment in subsidiaries	6,561	-	(6,561)	-	5,967	-	(5,967)	-
Other	99	1,993	1,973	4,065	141	1,365	2,079	3,585

Total other assets	6,660	1,993	(4,588)	4,065	6,108	1,365	(3,888)	3,585

TOTAL ASSETS	$6,665	$5,753	$4,937	$17,355	$6,176	$3,714	$5,410	$15,300

CAPITALIZATION
Common shareholders' equity	$5,979	$1,026	$(1,026)	$5,979	$5,593	$935	$(935)	$5,593
Preferred stock of FPL without sinking fund
requirements	-	-	226	226	-	-	226	226
Long-term debt	-	2,294	2,578	4,872	-	1,400	2,576	3,976

Total capitalization	5,979	3,320	1,778	11,077	5,593	2,335	1,867	9,795

CURRENT LIABILITIES
Accounts payable and commercial paper	-	1,597	391	1,988	-	705	1,017	1,722
Other	597	250	702	1,549	467	186	388	1,041

Total current liabilities	597	1,847	1,093	3,537	467	891	1,405	2,763

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes and
unamortized tax credits	-	465	1,080	1,545	-	399	1,248	1,647
Other	89	121	986	1,196	116	89	890	1,095

Total other liabilities and deferred credits	89	586	2,066	2,741	116	488	2,138	2,742

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$6,665	$5,753	$4,937	$17,355	$6,176	$3,714	$5,410	$15,300

(a) Represents FPL, other subsidiaries and consolidating adjustments.
Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30,

	2001				2000

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$678	$(278)	$1,263	$1,663	$815	$(238)	$478	$1,055

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and independent power
investments	-	(1,495)	(850)	(2,345)	-	(394)	(915)	(1,309)
Capital contributions to subsidiaries	(400)	-	400	-	(418)	-	418	-
Other - net	-	(46)	(37)	(83)	(7)	(19)	(56)	(82)

Net cash used in investing activities	(400)	(1,541)	(487)	(2,428)	(425)	(413)	(553)	(1,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	-	920	-	920	-	-	387	387
Retirement of long-term debt	-	-	(66)	(66)	-	-	(272)	(272)
Increase (decrease) in commercial paper	-	926	(560)	366	-	356	241	597
Capital contributions from FPL Group	-	-	-	-	-	18	(18)	-
Repurchases of common stock	-	-	-	-	(85)	-	-	(85)
Dividends	(285)	-	-	(285)	(275)	-	-	(275)

Net cash provided by (used in) financing activities	(285)	1,846	(626)	935	(360)	374	338	352

Net increase (decrease) in cash and cash equivalents	(7)	27	150	170	30	(277)	263	16
Cash and cash equivalents at beginning of period	12	51	66	129	(16)	376	1	361

Cash and cash equivalents at end of period	$5	$78	$216	$299	$14	$99	$264	$377

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

RESULTS OF OPERATIONS

FPL Group's net income increased for the three and nine months ended September 30, 2001 primarily as a result of increased earnings at both FPL and FPL Energy. The adoption of FAS 133, which became effective January 1, 2001, had minimal effect on the quarter but contributed $4 million to FPL Group's and FPL Energy's earnings for the nine months ended September 30, 2001. For additional information regarding FAS 133, see Note 1 - Accounting for Derivative Instruments and Hedging Activities. FPL Group's earnings for the nine months ended September 30, 2001 also included approximately $19 million after-tax of merger-related expenses, of which $16 million relate to FPL and $3 million relate to the Corporate and Other segment. The discussion of results of operations below excludes the effects of FAS 133 and merger-related expenses.

FPL - FPL's net income for the three months ended September 30, 2001 improved mainly as a result of customer growth, lower O&M expenses and lower nonclause-related taxes. Revenues from retail base operations were $1.020 billion for the third quarter of 2001 compared to $1.018 billion for the same period last year. This reflects an increase in the average number of customer accounts of 2.3% partly offset by a decrease in usage per retail customer of 2.5% due to milder weather, the economic impact from the terrorist attacks on September 11, 2001 and price elasticity related to the pass through of higher fuel costs. During the third quarter of 2001, FPL accrued approximately $28 million associated with refunds to retail customers under the rate reduction agreement, compared with $22 million in the same quarter last year. Taxes other than income taxes, excluding those amounts recovered through various clauses at FPL, declined primarily due to a reduction in estimated property taxes for 2001. O&M expenses declined in the third quarter primarily due to timing of expenditures.

Net income for the nine months ended September 30, 2001 improved mainly due to higher energy sales and lower depreciation expense, partially offset by higher O&M expenses and higher interest charges. Revenues from retail base operations were $2.684 billion for the nine months ended September 30, 2001 compared to $2.650 billion for the same period last year. This reflects an increase in the average number of customer accounts of 2.3% partly offset by a higher provision for revenue refund under the rate reduction agreement. During the nine months ended September 30, 2001, FPL accrued approximately $106 million relating to refunds to retail customers, compared to $59 million in 2000. Depreciation expense declined during the nine-month period reflecting lower special depreciation under the rate reduction agreement. FPL's O&M expenses increased primarily due to additional fossil plant outage costs, partly due to timing, and higher employee-related costs. Interest expense increased due to higher debt balances required to fund FPL's capital expansion and under-recovered fuel costs.

FPL's operating revenues, fuel, purchased power and interchange expense and taxes other than income taxes increased for both the three-month and nine-month periods. This is primarily the result of an increase in FPL's fuel charge to retail customers in mid-2000 and in 2001 in response to higher fuel costs. These costs are substantially a pass-through at FPL and do not significantly affect net income.

In May 2001, the FPSC ordered FPL to submit MFRs to initiate a base rate proceeding regarding FPL's future retail rates. FPL completed the filing of MFRs with the FPSC on October 15, 2001 and hearings are scheduled for April 2002. Any change in base rates would become effective after the expiration of the current rate agreement on April 14, 2002.

FPL as well as other investor-owned utilities in Florida had requested that the FPSC open a separate generic docket to address issues related to the utilities' participation in an independent RTO, pursuant to the FERC's Order 2000. In June 2001, the FPSC decided to address on an expedited basis the RTO matters in conjunction with the base rate proceeding instead of in a generic docket. On November 7, 2001, the FPSC voted that the utilities' participation and formation of GridFlorida, in compliance with FERC's Order 2000, was prudent to date. However, the companies are to file a modified GridFlorida proposal within 90 days. The FPSC has stated that the proposal should not require the divestiture of transmission assets initially, but does not preclude GridFlorida from building or owning transmission assets in the future. In addition, the FPSC urged the utilities to continue participation in discussions with the FERC regarding the creation of a Southeast RTO, but did not recommend them joining it now.

In mid-July 2001, the FERC initiated a mediation process directed towards forming a single RTO for the Southeast region of the United States. On November 7, 2001, the FERC issued an order providing guidance on how the commission will proceed with the RTO development. The issues of scope and governance will be addressed within individual RTO dockets, after consultation with the states. The issues of standardization of tariffs and market design will be addressed in a separate rulemaking docket. With regard to the operational deadline of the RTOs initially set for December 15, 2001, the FERC, in consultation with the states, will set revised timelines in each of the individual RTO dockets.

In January 2001, the Energy 2020 Study Commission issued a proposal for restructuring Florida's wholesale electricity market anticipating that the proposal would be considered in the 2001 legislative session. In May 2001, the Florida legislative session ended with no action taken on the commission's proposal. The commission has completed the information-gathering phase in the development of its recommendation addressing retail competition, which is due by December 1, 2001. Both wholesale and retail competition issues may then be addressed in the 2002 legislative session.

On September 28, 2001, FPL filed a petition with the FPSC to increase its annual storm fund accrual by $30 million to $50.3 million commencing January 1, 2002. FPL also requested approval to establish a corresponding storm fund reserve objective of $500 million to be achieved over five years. At September 30, 2001, the storm fund reserve totaled approximately $256 million. On November 7, 2001, the FPSC staff recommended to the FPSC that the storm fund docket be closed and incorporated in the base rate proceeding. The FPSC is scheduled to vote on the staff recommendation on November 19, 2001.

Although not directly impacted by the events of September 11, 2001, FPL has experienced some effect on its results of operations. Florida's economy, as well as its utility industry, is dependent to a certain extent on the tourism industry in the state. Since September 11, 2001, FPL has seen a decline in load demand partly due to the decline in the number of tourists in Florida. At this time, it is unclear what the lasting effects will be.

FPL Energy - FPL Energy's net income for the three and nine months ended September 30, 2001 benefited from a growing power generation portfolio, higher operating margins in the Northeast region and the sale of a wastewood facility in Maine. These benefits were somewhat offset by higher interest and administrative expenses. FPL Energy continues to expand its generation portfolio. Since December 31, 2000, FPL Energy has added 856 mw and is currently constructing nine projects that are expected to add more than 5,000 mw by the end of 2003.

FPL Energy has a net ownership interest in approximately 540 mw in California, most of which are wind, solar and geothermal qualifying facilities. The output of these projects is sold predominantly under long-term contracts with California utilities. Increases in natural gas prices and an imbalance between power supply and demand, as well as other factors, contributed to significant increases in wholesale electricity prices in California during 2000 and early 2001. Utilities in California had previously agreed to fixed tariffs to their retail customers, which resulted in significant under-recoveries of wholesale electricity purchase costs. FPL Energy's projects have not received the majority of payments due from California utilities for electricity sold from November 2000 through March 2001.

In April 2001, Pacific Gas & Electric Company (PG&E) filed for protection under Chapter 11 of the Bankruptcy Code. In July 2001, an agreement was reached between PG&E and FPL Energy regarding most of the qualifying facility contracts between the companies. The agreement requires a fixed payment structure over the next five years as well as payment of all outstanding receivables subject to approval of PG&E's reorganization plan by the bankruptcy court and PG&E's creditors. In September 2001, PG&E submitted a reorganization plan to the bankruptcy court which calls for the sale of certain PG&E assets to an unregulated PG&E subsidiary with the proceeds from the sale used to pay off PG&E's debts. PG&E's unregulated subsidiary will need to obtain financing to purchase the assets. The reorganization plan has been approved by the creditors, but must also be approved by the bankruptcy court. The California Public Utilities Commission (CPUC) and California's Division of Water Resources oppose the reorganization plan.

In June 2001, an agreement was reached between SCE and FPL Energy regarding the qualifying facility contracts with SCE. The agreement with SCE also requires a fixed payment structure over the next five years as well as payment of all outstanding receivables but is conditioned upon, among other things, completion of SCE's financing plan. In October 2001, SCE and the CPUC reached an agreement intended to restore SCE's credit worthiness by allowing recovery of past due amounts from SCE's customers. On October 31, 2001, a federal appeals court temporarily blocked the settlement agreement between SCE and the CPUC to allow a consumer advocacy group two weeks to argue why the court should not approve the settlement agreement.

No assurance can be given that the conditions to the agreements FPL Energy has with PG&E and SCE will be satisfied. FPL Group's earnings exposure relating to past due receivables from these California utilities at September 30, 2001 was approximately $14 million. At September 30, 2001, FPL Energy's net investment in California projects was approximately $290 million. It is not possible at this time to predict what the outcome of the situation in California will be or its effect, if any, on FPL Group's financial statements.

New Accounting Rules - In June 2001, the FASB reached conclusions, which became effective July 1, 2001, on several derivative accounting issues related to the power generation industry. There was no significant impact on FPL Group's and FPL's financial statements from these conclusions. In October 2001, the FASB revised its June 2001 conclusions and changed the effective date to January 1, 2002. Management is in the process of evaluating the revised conclusions reached by the FASB and is unable to estimate the effects, if any, on FPL Group's and FPL's financial statements. One possible result of the FASB's revised conclusions could be that certain power purchase and power sales contracts will have to be recorded at fair value with changes in fair value recorded in the income statements each reporting period.

During the third quarter of 2001, the FASB issued FAS 142 and 143, see Note 1 - Goodwill and Other Intangible Assets and Note 1 - Accounting for Asset Retirement Obligations, respectively.
LIQUIDITY AND CAPITAL RESOURCES
For financing activity during the nine months ended September 30, 2001, see Note 3 - Long-Term Debt.
For information concerning capital commitments and posting of cash collateral, see Note 4 - Commitments.

The increase in accrued interest, taxes and other on FPL Group's and FPL's condensed consolidated balance sheets primarily reflects an increase in income taxes payable due to the timing of tax payments.

In October 2001, FPL and FPL Group Capital replaced their bank credit facilities increasing their capacity to $1 billion for FPL and $2 billion for FPL Group Capital. One-half of these facilities have a 364-day term, with the remainder being a three-year term. These facilities will be used to support the companies' commercial paper programs as well as for general corporate purposes.

MARKET RISK SENSITIVITY

The fair value of the net position in commodity-based derivative instruments at September 30, 2001 was a negative $11 million for FPL Group and a positive $1 million for FPL. The effect of a hypothetical 40% decrease in the price of gas and power and a hypothetical 25% decrease in the price of oil would be to change the fair value at September 30, 2001 of these instruments to a negative $61 million for FPL Group and a positive $1 million for FPL.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion - Market Risk Sensitivity.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the 2000 Form 10-K for FPL Group and FPL and Part II, Item 1. Legal Proceedings in both the March 31, 2001 and June 30, 2001 Form 10-Q for FPL Group and FPL.

For an update of litigation matters, see Note 4 - Litigation.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The following FPL directors were elected effective July 30, 2001 by the written consent of FPL Group, as the sole common shareholder of FPL, in lieu of an annual meeting of shareholders:
	James L. Broadhead	Lawrence J. Kelleher
	Dennis P. Coyle	Armando J. Olivera
	Paul J. Evanson	Antonio Rodriguez
	Lewis Hay III	John A. Stall
(b)	A special meeting of the FPL directors was held on October 3, 2001 whereby Moray P. Dewhurst was elected as a director of FPL.
Item 5. Other Information
(a)	Reference is made to Item 1. Business - FPL Operations - Retail Ratemaking and Competition in the 2000 Form 10-K for FPL Group and FPL.

For information regarding issues with the FPSC including FPL's base rate proceeding, FPL's participation in an RTO and FPL's petition to increase the storm fund, see Note 2. For information regarding the Energy 2020 Study Commission, see Item 2. Management's Discussion - Results of Operations - FPL.

(b)

Reference is made to Item 1. Business - FPL Operations - System Capability and Load in the 2000 Form 10-K for FPL Group and FPL and Part II, Item 5. Other Information in the June 30, 2001 Form 10-Q for FPL Group and FPL.

On August 16, 2001, FPL set an all-time record for energy peak demand of 18,754 mw. Adequate resources were available at the time of peak to meet customer demand.
(c)	Reference is made to Item 1. Business - FPL Operations - Nuclear Operations in the 2000 Form 10-K for FPL Group and FPL.

During a scheduled nuclear refueling outage for Turkey Point Unit No. 3 in October 2001, FPL inspected its reactor pressure vessel head penetration nozzles in response to a bulletin issued by the NRC on August 3, 2001. The NRC issued the bulletin to all pressurized water reactor licensees, including FPL, as a result of recent discoveries of cracked and leaking penetration nozzles in the top of certain reactor pressure vessel heads at facilities owned by other utilities. The inspection revealed no problems with the reactor vessel head at Turkey Point Unit No. 3. Inspections at FPL's other three nuclear units are scheduled to be performed during their next scheduled refueling outages in the fourth quarter of 2001 and in 2002.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
Exhibit Number	Description	FPL Group	FPL
12(a)	Computation of Ratio of Earnings to Fixed Charges	x
12(b)	Computation of Ratios		x

FPL Group and FPL agree to furnish to the Securities and Exchange Commission upon request any instrument with respect to long-term debt that FPL Group and FPL have not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

(b)	Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

FPL GROUP, INC.
FLORIDA POWER & LIGHT COMPANY
(Registrants)

Date: November 8, 2001

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)