Form 10-K
period 2001-12-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2002-03-29
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

1-8841 1-3545	FPL GROUP, INC. FLORIDA POWER & LIGHT COMPANY 700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000	59-2449419 59-0247775
State or other jurisdiction of incorporation or organization: Florida
Name of exchange on which registered

Securities registered pursuant to Section 12(b) of the Act:
FPL Group, Inc.:	Common Stock, $0.01 Par Value and Preferred Share Purchase Rights	New York Stock Exchange
	Corporate Units	New York Stock Exchange
Florida Power & Light Company: None
Securities registered pursuant to Section 12(g) of the Act:
FPL Group, Inc.: None
Florida Power & Light Company: Preferred Stock, $100 Par Value

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock of FPL Group, Inc. held by non-affiliates as of February 28, 2002 (based on the closing market price on the Composite Tape on February 28, 2002) was $9,278,436,763 (determined by subtracting from the number of shares outstanding on that date the number of shares held by directors and officers of FPL Group, Inc.).

There was no voting stock of Florida Power & Light Company held by non-affiliates as of February 28, 2002.
The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at February 28, 2002: 175,824,977 shares.

As of February 28, 2002, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of FPL Group, Inc.'s Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

This combined Form 10-K represents separate filings by FPL Group, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.

DEFINITIONS
Acronyms and defined terms used in the text include the following:
Term	Meaning
capacity clause	Capacity cost recovery clause
CMP	Central Maine Power Company
charter	Restated Articles of Incorporation, as amended, of FPL Group or FPL, as the case may be
conservation clause	Energy conservation cost recovery clause
DOE	U.S. Department of Energy
EMF	Electric and magnetic fields
EMT	Energy Marketing & Trading
Entergy	Entergy Corporation
environmental clause	Environmental compliance cost recovery clause
FAS	Statement of Financial Accounting Standards No.
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FMPA	Florida Municipal Power Agency
FPL	Florida Power & Light Company
FPL Energy	FPL Energy, LLC
FPL FiberNet	FPL FiberNet, LLC
FPL Group	FPL Group, Inc.
FPL Group Capital	FPL Group Capital Inc
FPSC	Florida Public Service Commission
fuel clause	Fuel and purchased power cost recovery clause
Holding Company Act	Public Utility Holding Company Act of 1935, as amended
IBEW	International Brotherhood of Electrical Workers
ISO	Independent System Operator
JEA	Jacksonville Electric Authority
kv	kilovolt
kwh	kilowatt-hour
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MFRs	Minimum filing requirements
mortgage	FPL's Mortgage and Deed of Trust dated as of January 1, 1944, as supplemented and amended
mw	Megawatt(s)
Note ___	Note ___ to Consolidated Financial Statements
NRC	U.S. Nuclear Regulatory Commission
Nuclear Waste Policy Act	Nuclear Waste Policy Act of 1982
O&M expenses	Other operations and maintenance expenses in the Consolidated Statements of Income
PMI	FPL Energy Power Marketing, Inc.
Public Counsel	State of Florida Office of Public Counsel
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities	Non-utility power production facilities meeting the requirements of a qualifying facility under the PURPA
Reform Act	Private Securities Litigation Reform Act of 1995
ROE	Return on common equity
RTOs	Regional transmission organizations
SJRPP	St. Johns River Power Park
storm fund	Storm and Property Insurance Reserve Fund

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In connection with the safe harbor provisions of the Reform Act, FPL Group and FPL (collectively, the Company) are hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this combined Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Company's actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Company.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in laws or regulations, including the PURPA and the Holding Company Act, changing governmental policies and regulatory actions, including those of the FERC, the FPSC and the NRC, with respect to allowed rates of return including but not limited to ROE and equity ratio limits, industry and rate structure, operation of nuclear power facilities, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, decommissioning costs, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

The business and profitability of the Company are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions (including natural disasters such as hurricanes), population growth rates and demographic patterns, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, market demand for energy, changes in tax rates or policies or in rates of inflation or in accounting standards, unanticipated delays or changes in costs for capital projects, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities and legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of the Company.

PART I
Item 1. Business
FPL GROUP

FPL Group is a public utility holding company, as defined in the Holding Company Act. It was incorporated in 1984 under the laws of Florida. FPL Group's principal subsidiary, FPL, is engaged in the generation, transmission, distribution and sale of electric energy. FPL Group Capital, a wholly-owned subsidiary of FPL Group, holds the capital stock and provides funding for the operating subsidiaries other than FPL. The business activities of these operating subsidiaries primarily consist of FPL Energy's non-rate regulated power projects. For financial information regarding FPL Group's business segments, see Note 16. At December 31, 2001, FPL Group and its subsidiaries employed 10,992 persons.

FPL Group is exempt from substantially all of the provisions of the Holding Company Act on the basis that FPL Group's and FPL's businesses are predominantly intrastate in character and carried on substantially in a single state in which both are incorporated.

FPL OPERATIONS

General.  FPL was incorporated under the laws of Florida in 1925 and is a wholly-owned subsidiary of FPL Group. FPL supplies electric service to a population of nearly eight million throughout most of the east and lower west coasts of Florida. During 2001, FPL served approximately 3.9 million customer accounts. The percentage of operating revenues by customer class were as follows:

		Years Ended December 31,

		2001	2000	1999

Residential		56%	55%	55%
Commercial		38%	36%	37%
Industrial		3%	3%	3%
Other, including the provision for retail rate refund
and the net change in unbilled revenues		3%	6%	5%

		100%	100%	100%

Regulation.  FPL's retail operations provided approximately 99% of FPL's 2001 operating revenues. Such operations are regulated by the FPSC which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters. FPL is also subject to regulation by the FERC in various respects, including the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.

FPL's nuclear power plants are subject to the jurisdiction of the NRC. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject these plants to continuing review and regulation.

Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, EMF from power lines and substations, noise and aesthetics, solid waste and other environmental matters. Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. See Item 3. Legal Proceedings. Capital expenditures required to comply with environmental laws and regulations for 2002-04 are included in FPL's projected capital expenditures set forth in Item 1. Business - FPL Operations - Capital Expenditures and are not material.

FPL currently holds 173 franchise agreements with varying expiration dates to provide electric service in various municipalities and counties in Florida. FPL considers its franchises to be adequate for the conduct of its business.

Retail Ratemaking.  The underlying concept of utility ratemaking is to set rates at a level that allows the utility the opportunity to collect from customers total revenues (revenue requirements) equal to its cost of providing service, including a reasonable rate of return on invested capital. To accomplish this, the FPSC uses various ratemaking mechanisms.

The basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system. These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base approximates FPL's weighted-average cost of capital, which includes its costs for debt and preferred stock and an allowed ROE. The FPSC monitors FPL's ROE through a surveillance report that is filed monthly by FPL with the FPSC. The FPSC does not provide assurance that the allowed ROE will be achieved. Base rates are determined in rate proceedings, which occur at irregular intervals at the initiative of FPL, the FPSC, Public Counsel or a substantially affected party.

FPL's current rate agreement, which became effective April 15, 1999 and expires on April 14, 2002, provides for a $350 million reduction in annual revenues from retail base operations allocated to all customers on a cents-per-kilowatt-hour basis. Additionally, the agreement sets forth a revenue sharing mechanism for each of the twelve-month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold are required to be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL. Revenues from retail base operations in excess of a second threshold are required to be refunded 100% to retail customers. For the twelve-month period ending April 14, 2002, the first threshold is $3.5 billion and the second threshold is $3.656 billion. Under the rate agreement, the FPSC allowed FPL to recover, as special depreciation, up to $100 million in each year of the three-year agreement period. The additional depreciation recovery was required to be applied to nuclear and/or fossil generating assets. This depreciation program replaced a revenue-based special amortization program. See Note 1 - Revenue and Rates and Electric Plant, Depreciation and Amortization. The rate agreement also lowered FPL's authorized regulatory ROE range to 10% - 12%. During the term of the agreement, the achieved ROE may from time to time be outside the authorized range, and the revenue sharing mechanism described above is specified to be the appropriate and exclusive mechanism to address that circumstance. For purposes of calculating ROE, the agreement establishes a cap on FPL's adjusted equity ratio of 55.83%. The adjusted equity ratio reflects a discounted amount for off-balance sheet obligations under certain long-term purchased power contracts. Finally, included in the rate agreement are provisions which limit depreciation rates and accruals for nuclear decommissioning and fossil dismantlement costs to the then approved levels and limit amounts recoverable under the environmental clause during the term of the rate agreement. See Management's Discussion - Results of Operations.

On March 22, 2002 the FPSC approved an agreement signed an agreement regarding FPL's retail base rates that, among other things, provides for an additional $250 million annual reduction in retail base revenues. The new rate agreement resolves all matters in FPL's base rate proceeding and will be effective April 15, 2002 through December 31, 2005. The new rate agreement is subject to approval by the FPSC. For additional information regarding the new rate agreement, see Note 18 - Base Rate Proceeding.

Fuel costs are recovered through levelized charges per kwh established pursuant to the fuel clause and totaled $2.9 billion in 2001. These charges are calculated annually based on estimated fuel costs and estimated customer usage for the following year, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods. An adjustment to the levelized charges may be approved during the course of a year to reflect a projected variance based on actual costs and usage. See Management's Discussion - Results of Operations and Note 1 - Regulation.

Capacity payments to other utilities and generating companies for purchased power are recovered through the capacity clause and base rates. In 2001, $468 million was recovered through the capacity clause. Costs associated with implementing energy conservation programs totaled $77 million in 2001 and are recovered through the conservation clause. Costs of complying with federal, state and local environmental regulations enacted after April 1993 are recovered through the environmental clause to the extent not included in base rates. The current rate agreement limited recovery under this clause to $6.4 million in 2001, with no further amounts recoverable during the remaining term of the agreement.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred. Such costs may include, among others, O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable and costs associated with the construction or acquisition of new facilities.

Competition.   The electric utility industry is facing increasing competitive pressure. FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 2001, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues. Various states, other than Florida, have enacted legislation or have state commissions that issued orders designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers. Similar initiatives are also being pursued on the federal level. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generating assets should be separated from transmission, distribution and other assets. It is generally believed transmission and distribution activities would remain regulated.

In 2000, the Governor of Florida signed an executive order creating the Energy 2020 Study Commission to propose an energy plan and strategy for Florida. The commission chose to split the energy study between wholesale and retail competition. In January 2001, the commission issued an interim report containing a proposal for restructuring Florida's wholesale electricity market, and no action was taken in the 2001 legislative session, which ended in May 2001. In December 2001, the commission issued a final report that recommended the removal of statutory barriers to entry for merchant plants and, according to the report, provides a discretionary transition to a "level playing field" for all generating assets. Under the commission's proposal, investor-owned utilities such as FPL could, at their discretion, transfer or sell their existing generating assets. The utility would have the right to six-year cost-based transition contracts to commit the capacity of assets sold or transferred back to the utility. Transfers to affiliates would be at net book value. Gains on sales of existing generating assets within the transition contract period would be shared with customers. Any losses would be absorbed by the utility's shareholders. The load-serving utilities would acquire new capacity through competitive bidding (which would be required if acquired from affiliates), negotiated contracts or from the short-term (spot) market. Transmission assets could be transferred (at net book value) to, or operated by, a FERC-approved RTO. The final report recommends no change to the retail competition structure until an effective competitive wholesale market has been developed. The commission's proposal may be addressed in the legislative session which takes place from January through March 2002, or in a subsequent session. In addition, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions.

In 1999, the FERC issued its final order on RTOs which, under a variety of structures, provides for the independent operation of transmission systems for a given geographic area. In November 2001, the FERC issued an order providing guidance on how the FERC will proceed with the RTO development. The issues of scope and governance will be addressed within individual RTO dockets, after consultation with the state utility commissions. The issues of standardization of tariffs and market design will be addressed in a separate rulemaking docket. With regard to the operational deadline of the RTOs initially set for December 15, 2001, the FERC, in consultation with the state utility commissions, will set revised timelines in each of the individual RTO dockets.

In March 2002, FPL filed a modified RTO proposal with the FPSC changing the structure from a for-profit transmission company to a non-profit ISO. Under the proposal, FPL would continue to own the transmission lines and the ISO would manage them. In addition, the FPSC urged the utilities to continue participation in discussions with the FERC initiated in mid-2001 regarding the creation of a single RTO for the Southeast region of the United States, but did not recommend them joining it now.

In the event the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund. Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment. See Note 1 - Regulation.

System Capability and Load.  FPL's resources for serving summer load as of December 31, 2001 consisted of 18,871 mw, of which 16,619 mw are from FPL-owned facilities (see Item 2. Properties - Generating Facilities) and 2,252 mw are obtained through purchased power contracts. See Note 15 - Contracts. In 2000, with the FPSC's approval, FPL and two other Florida utilities voluntarily adopted a 20% reserve margin target to be achieved by the summer of 2004. This reserve margin target will be achieved through the combination of output from FPL's generating units, purchased power contracts and load control programs.

In 2002, FPL will continue its construction program to meet increased customer demand. FPL expects to complete the repowering of its Fort Myers steam units and one of its steam units at the Sanford site, which will add approximately 1,100 mw by mid-2002. FPL also expects to complete the repowering of another unit at Sanford in late 2002, add two new gas-fired combustion turbines at its Fort Myers site in 2003 and expand its Martin and Manatee sites, subject to approval under the Florida Electrical Power Plant Siting Act, to add approximately 3,300 mw of natural gas combined-cycle generation by mid-2005. These actions, plus other changes to FPL's existing units and purchased power contracts, are expected to increase FPL's net generating capability by approximately 8,500 mw by 2011.

Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time. However, customer usage and operating revenues are typically higher during the summer months largely due to the prevalent use of air conditioning in FPL's service territory. During the summer of 2001, FPL set two all-time records for energy peak demand; 18,354 mw on July 30 and 18,754 mw on August 16. Adequate resources were available at the time of the peaks to meet customer demand.

Capital Expenditures.  FPL's capital expenditures totaled approximately $1.1 billion in 2001, $1.3 billion in 2000 and $924 million in 1999. Capital expenditures for the 2002-04 period are expected to be $4.4 billion, including $1.3 billion in 2002. This estimate is subject to continuing review and adjustment, and actual capital expenditures may vary from this estimate. See Management's Discussion - Liquidity and Capital Resources.

Nuclear Operations.  FPL owns and operates four nuclear units, two at Turkey Point and two at St. Lucie. The operating licenses for Turkey Point Units Nos. 3 and 4 expire in 2012 and 2013, respectively. The operating licenses for St. Lucie Units Nos. 1 and 2 expire in 2016 and 2023, respectively. FPL filed applications for 20-year license extensions with the NRC for the Turkey Point units in 2000 and in 2001 for the St. Lucie units. The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications. A condition of the operating license for each unit requires an approved plan for decontamination and decommissioning. FPL's current plans, under the existing operating licenses, provide for prompt dismantlement of the Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2012 and 2013, respectively. Current plans call for St. Lucie Unit No. 1 to be mothballed beginning in 2016 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 beginning in 2023. See estimated cost data in Note 1 - Decommissioning and Dismantlement of Generating Plant.

During scheduled nuclear refueling outages for Turkey Point Unit No. 3 and St. Lucie Unit No. 2 during the fourth quarter of 2001, FPL conducted visual inspections of the reactor pressure vessel head penetration nozzles in response to a bulletin issued by the NRC on August 3, 2001. The NRC issued the bulletin to all pressurized water reactor licensees, including FPL, as a result of recent discoveries of cracked and leaking penetration nozzles in the top of certain reactor pressure vessel heads at facilities owned by other utilities. The inspections revealed no problems with the reactor vessel head at Turkey Point Unit No. 3 or St. Lucie Unit No. 2. Inspections at FPL's other two nuclear units are scheduled to be performed during their next scheduled refueling outages in 2002.

Fuel.  FPL's generating plants use a variety of fuels. See Item 2. Properties - Generating Facilities and Note 15 - Contracts. The diverse fuel options, along with purchased power, enable FPL to shift between sources of generation to achieve an economical fuel mix.

FPL has four firm transportation contracts in place with FGT that together will satisfy substantially all of the anticipated needs for natural gas transportation of its existing units and those units currently under construction. The four existing contracts expire in 2005, 2015, 2021 and 2022, but each can be extended at FPL's option. To the extent desirable, FPL can also purchase interruptible gas transportation service from FGT based on pipeline availability. FPL has several short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas. The remainder of FPL's gas requirements are purchased under other contracts and in the spot market.

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

FPL leases nuclear fuel for all four of its nuclear units. Currently, FPL is storing spent fuel on site pending its removal by the DOE. See Note 1 - Nuclear Fuel. Under the Nuclear Waste Policy Act, the DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants. Through December 2001, FPL has paid approximately $449 million in such fees to the DOE's nuclear waste fund. The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act. In 1997, a court ruled, in response to petitions filed by utilities, state governments and utility commissions, that the DOE could not assert a claim that its delay was unavoidable in any defense against lawsuits by utilities seeking money damages arising out of the DOE's failure to perform its obligations. In 1998, FPL filed a lawsuit against the DOE seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from FPL's nuclear power plants. The matter is pending. In the interim, FPL is investigating other alternatives to provide adequate storage capacity for all of its spent nuclear fuel. Based on current projections, FPL will lose its ability to store spent fuel on site for St. Lucie Unit No. 1 in 2005, St. Lucie Unit No. 2 in 2007, Turkey Point Unit No. 3 in 2009 and Turkey Point Unit No. 4 in 2011. In addition, degradation in a material used in the spent fuel pools at St. Lucie Unit No. 1 and Turkey Point Units Nos. 3 and 4 could result in implementation of alternative spent fuel storage options sooner than projected. FPL is pursuing various approaches to expanding spent fuel storage at the sites, including increasing rack space in its existing spent fuel pools and/or developing the capacity to store spent fuel in dry storage containers. The dry storage containers would be either located at FPL's nuclear plant sites or at a facility operated by Private Fuel Storage, LLC (PFS) in Utah. PFS is a consortium of eight utilities seeking to license, construct and operate an independent spent fuel storage facility. FPL joined the consortium in May 2000. PFS has filed a license application with the NRC and hearings on the application are ongoing.

Energy Marketing and Trading.  EMT, a division of FPL, buys and sells wholesale energy commodities, such as natural gas, oil and electric power. EMT procures natural gas and oil for FPL's use in power generation and sells excess gas and electric power. EMT also uses derivative instruments, such as swaps, options, futures and forwards to manage the commodity price risk inherent in fuel purchases and electricity sales and purchases. Substantially all of the results of EMT's activities are passed through to customers in the fuel or capacity clauses. See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity and Note 5.

Electric and Magnetic Fields.  In recent years, public, scientific and regulatory attention has been focused on possible adverse health effects of EMF. These fields are created whenever electricity flows through a power line or an appliance. Several epidemiological (i.e., statistical) studies have suggested a linkage between EMF and certain types of cancer, including childhood leukemia and adult lymphoma associated with occupational exposure; other studies have been inconclusive, contradicted earlier studies or have shown no such linkage. Neither these epidemiological studies nor clinical studies have produced any conclusive evidence that EMF does or does not cause adverse health effects. In 1999, the National Institute of Environmental Health Sciences, at the culmination of a five-year federally supported research effort, pronounced that the scientific support for an EMF-cancer link is marginal and concluded that the probability that EMF exposure is truly a health hazard is small but cannot be completely discounted.

In 2001, the International Agency for Research on Cancer (IARC) conducted an evaluation of power frequency EMF and cancer; it classified power frequency magnetic fields as "possibly carcinogenic" based on an association with childhood leukemia reported in some epidemiology studies. The IARC did not conclude that power frequency EMF cause or contribute to the development of childhood leukemia or any other cancer.

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

Employees.  FPL had 9,757 employees at December 31, 2001. Approximately 34% of the employees are represented by the IBEW under a collective bargaining agreement with FPL that will expire October 31, 2004.

FPL ENERGY OPERATIONS

FPL Energy.  FPL Energy, a wholly-owned subsidiary of FPL Group Capital, was formed in 1998 to aggregate FPL Group's existing unregulated energy-related operations. FPL Energy owns, develops, constructs, manages and operates domestic electric-generating facilities. At December 31, 2001, FPL Energy had ownership interests in operating independent power projects with a net generating capacity of 5,063 mw. Generation capacity spans various regions thereby reducing seasonal volatility on a portfolio basis. At December 31, 2001, the percentage of capacity by region is 36% Central, 28% Northeast, 20% Mid-Atlantic and 16% West. Fuel sources for these projects are 46% natural gas, 28% wind, 15% oil, 7% hydro and 4% other. FPL Energy is actively involved in managing more than 84% of its projects, which represents approximately 98% of the net generating capacity in which FPL Energy has an ownership interest. This active role is expected to continue as opportunities in the unregulated generation market are pursued.

As a result of FPL Energy's continued growth, capital expenditures and investments totaled approximately $1.977 billion, $507 million and $1.540 billion in 2001, 2000 and 1999, respectively. In addition, FPL Energy has announced or is currently constructing eight plants with a total capacity of approximately 5,000 mw which will bring FPL Energy's total portfolio to approximately 10,000 mw by the end of 2004. The 5,000 mw does not include any wind projects; however, given the recent two-year extension of the federal production tax credit, FPL Energy expects to add 1,000 to 2,000 mw of new wind generation by the end of 2003. FPL Energy expects its future portfolio growth will come from a mix of development and asset acquisitions.

Currently, approximately 19% of FPL Energy's net generating capacity has qualifying facility status under the PURPA. Qualifying facility electricity may be generated from hydropower, wind, solar, geothermal, fossil fuels, biomass or waste-product combustion. Qualifying facility status exempts the projects from the application of the Holding Company Act, many provisions of the Federal Power Act, and state laws and regulations respecting rates and financial or organizational regulation of electric utilities. FPL Energy also has ownership interests in operating independent power projects that have received exempt wholesale generator status as defined in the Holding Company Act. These projects represent approximately 81% of FPL Energy's net generating capacity. Exempt wholesale generators own or operate a facility exclusively to sell electric energy to wholesale customers. They are barred from selling electricity directly to retail customers. While projects with qualifying facility and exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

Deregulation of the electric utility market presents both opportunities and risks for FPL Energy. Opportunities exist for the selective acquisition of generation assets that are being divested under deregulation plans and for the construction and operation of efficient plants that can sell power in competitive markets. Current wholesale market trends indicate the potential of an oversupply of generation and lower demand as a result of a weakening economy, which would likely result in lower wholesale electricity prices. FPL Energy believes that favorable conditions continue to exist in certain areas of the country and plans to move forward with the projects currently under construction. FPL Energy seeks to minimize its market risk by having a diversified portfolio, by fuel type and location, as well as by selling a significant amount of the electricity output of its plants through power sales agreements. In 2001, approximately 86% of FPL Energy's capacity was under contract. FPL Energy has approximately 80% of its 2002 capacity and more than 50% of its 2003 capacity currently under contracts which expire in 2002-27. As competitive wholesale markets become more accessible to other generators, obtaining power sales agreements will become a progressively more competitive process. FPL Energy expects that as its existing power sales agreements expire, more of the energy produced will be sold through shorter-term contracts and into competitive wholesale markets.

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

On March 1, 2002, FPL Energy's projects received the majority of the payments due from California utilities for electricity sold from November 2000 through March 2001, which had been past due. FPL Group's remaining earnings exposure relating to past due receivables from these California utilities is not material.

PMI, a subsidiary of FPL Energy, buys and sells wholesale energy commodities, such as natural gas, oil and electric power. PMI procures natural gas and oil for FPL Energy's use in power generation and sells excess gas and electric power. PMI also uses derivative instruments, such as swaps, options, futures and forwards, to manage the risk associated with fluctuating commodity prices and to optimize the value of FPL Energy's power generation assets. To a lesser extent, PMI engages in limited energy trading activities to take advantage of expected future favorable price movements. The results of PMI's activities are recognized in FPL Energy's operating results. See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity, Note 1 - Energy Trading and Note 5.

FPL Energy had 1,054 employees at December 31, 2001. Approximately 13% of the employees are represented by the IBEW under a collective bargaining agreement with FPL Energy that expires on February 28, 2003.

OTHER FPL GROUP OPERATIONS

FPL FiberNet.  FPL FiberNet was formed in January 2000 to enhance the value of FPL Group's fiber-optic network assets that were originally built to support FPL operations. Accordingly, in January 2000, FPL's existing fiber-optic lines were transferred to FPL FiberNet. FPL FiberNet leases wholesale fiber-optic network capacity and dark fiber to FPL and other customers, primarily telephone, cable television, internet and other telecommunications companies. At December 31, 2001, FPL FiberNet's network consists of approximately 2,500 route miles, which interconnect major cities throughout Florida. During 2001, FPL FiberNet invested approximately $128 million, primarily to expand its network within Florida's metropolitan areas. Over the next three years, FPL FiberNet plans to continue this expansion by investing a total of approximately $100 million.

EXECUTIVE OFFICERS OF THE REGISTRANTS(a)

Name	Age	Position			Effective Date

Dennis P. Coyle	63	General Counsel and Secretary of FPL Group			June 1, 1991
		General Counsel and Secretary of FPL			July 1, 1991
K. Michael Davis	55	Controller and Chief Accounting Officer of FPL Group			May 13, 1991
		Vice President, Accounting, Controller and Chief Accounting
		Officer of FPL			July 1, 1991
Moray P. Dewhurst	46	Vice President, Finance and Chief Financial Officer of FPL Group			July 17, 2001
		Senior Vice President, Finance and Chief Financial Officer of FPL			July 19, 2001
Paul J. Evanson	60	President of FPL			January 9, 1995
Ronald F. Green	54	President of FPL Energy			December 3, 2001
Lewis Hay III	46	President and Chief Executive Officer of FPL Group			June 11, 2001
		Chairman of the Board of FPL Group			January 1, 2002
		Chairman of the Board and Chief Executive Officer of FPL			January 1, 2002
Lawrence J. Kelleher	54	Vice President, Human Resources of FPL Group			May 13, 1991
		Senior Vice President, Human Resources and Corporate Services of FPL			July 1, 1999
Robert L. McGrath	48	Treasurer of FPL Group and FPL			January 11, 2000
		Vice President, Finance and Chief Financial Officer of FPL Energy			June 6, 2000
Armando J. Olivera	52	Senior Vice President, Power Systems of FPL			July 1, 1999
Antonio Rodriguez	59	Senior Vice President, Power Generation Division of FPL			July 1, 1999
John A. Stall	47	Senior Vice President, Nuclear Division of FPL			June 4, 2001
_____________________
(a)

Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors. Except as noted below, each officer has held his present position for five years or more and his employment history is continuous. The business experience of the executive officers is as follows: Mr. Dewhurst was senior partner of Dean & Company, a management consulting and investment firm that he co-founded in 1993. Mr. Green was president and chief executive officer of Duke Engineering and Services, Inc., a technical services supplier to the energy industry, and president and chief operating officer of Duke Solutions, Inc., an energy services and energy commodity supply company, from April 1999 to November 2001. He was president of power generation for an affiliate of Shell Oil Company from June 1998 to March 1999. Mr. Green was president and chief executive officer of Fluor Daniel Hanford, a nuclear waste remediation contractor for the DOE, from February 1998 to May 1998. Prior to that, he was president of Power Fluor Daniel, Inc., a designer, builder and provider of maintenance services to the electric sector. Mr. Hay was president of FPL Energy from March 2000 to December 2001. From July 1999 to March 2000, he was vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL. Prior to that, Mr. Hay was executive vice president and chief financial officer of U.S. Foodservice, a food service distributor. Mr. Kelleher was senior vice president, human resources of FPL from July 1991 to July 1999. Mr. McGrath was assistant treasurer of FPL Group and FPL from February 1998 to January 2000. Prior to that, Mr. McGrath was vice president and chief financial officer of ESI Energy, Inc., an affiliate of FPL Group. Mr. Olivera was vice president, distribution of FPL from February 1997 to July 1999. Mr. Rodriguez was vice president, power delivery of FPL from February 1997 to July 1999. Mr. Stall was plant vice president at St. Lucie from 1996 to June 2001.

Item 2. Properties

FPL Group and its subsidiaries maintain properties which are adequate for their operations. At December 31, 2001, the electric generating, transmission, distribution and general facilities of FPL represented approximately 44%, 13%, 37% and 6%, respectively, of FPL's gross investment in electric utility plant in service.

Generating Facilities. At December 31, 2001, FPL Group had the following generating facilities:
Facility			Location	No. of Units	Fuel	Net Capability (mw)(a)

FPL
Steam turbines:
		Cape Canaveral	Cocoa, FL	2	Oil/Gas	806
		Cutler	Miami, FL	2	Gas	213
		Manatee	Parrish, FL	2	Oil	1,619
		Martin	Indiantown, FL	2	Oil/Gas	1,613
		Port Everglades	Port Everglades, FL	4	Oil/Gas	1,240
		Riviera	Riviera Beach, FL	2	Oil/Gas	567
		St. Johns River Power Park	Jacksonville, FL	2	Coal/Petroleum Coke	254	(b)
		St. Lucie	Hutchinson Island, FL	2	Nuclear	1,553	(c)
		Sanford	Lake Monroe, FL	2	Oil/Gas	523
		Scherer	Monroe County, GA	1	Coal	658	(d)
		Turkey Point	Florida City, FL	2	Oil/Gas	800
				2	Nuclear	1,386
Combined-cycle:
		Fort Myers	Fort Myers, FL	1	Gas	894	(e)
		Lauderdale	Dania, FL	2	Gas/Oil	854
		Martin	Indiantown, FL	3	Gas	1,233
		Putnam	Palatka, FL	2	Gas/Oil	498
Combustion turbines:
		Fort Myers	Fort Myers, FL	12	Oil	636
		Lauderdale	Dania, FL	24	Oil/Gas	840
		Port Everglades	Port Everglades, FL	12	Oil/Gas	420
Diesel units:
		Turkey Point	Florida City, FL	5	Oil	12

TOTAL						16,619

FPL Energy:
East
		Northeast:
		Maine	Various - ME	9	Oil	755
		Maine	Various - ME	89	Hydro	373
		Investments in joint ventures	MA, NJ	2	Gas	295

		Total Northeast				1,423
		Mid-Atlantic:
		Doswell	Ashland, VA	5	Gas	879
		Marcus Hook 50	Marcus Hook, PA	1	Gas	50
		Investments in joint ventures	Various	(f)	Various	105

		Total Mid-Atlantic				1,034
West
		Central:
		Cerro Gordo	Ventura, IA	55	Wind	42
		Gray County	Montezuma, KS	170	Wind	112
		King Mountain	Upton County, TX	214	Wind	278
		Lake Benton II	Ruthton, MN	138	Wind	104
		Lamar Power Partners	Paris, TX	2	Gas	990
		Montfort	Montfort, WI	20	Wind	30
		Southwest Mesa	McCamey, TX	107	Wind	75
		Woodward Mountain	McCamey, TX	242	Wind	160

		Total Central				1,791
		West:
		Stateline	WA/OR border	399	Wind	263
		Vansycle	Helix, OR	38	Wind	25
		Investments in joint ventures	Various - CA	(g)	Various	527

		Total West				815

TOTAL						5,063

_____________________
(a)

Represents FPL's and FPL Energy's net ownership interest in plant capacity.  After including the 1,101 mw FPL expects to add by mid-2002, FPL's expected net capability for the summer of 2002 is approximately 17,720 mw.

(b)	Represents FPL's 20% ownership interest in each of SJRPP Units Nos. 1 and 2, which are jointly owned with the JEA.
(c)	Excludes Orlando Utilities Commission's and the FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(d)	Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with the JEA.
(e)	Represents six gas-combustion turbines in simple-cycle operation as part of a repowering project. Plant is expected to be in combined-cycle operation by June 2002.
(f)	Represents plants providing less than 50 mw each using fuel and technology such as gas and waste-to-energy.
(g)

Includes 1,448 units at a wind project (83 mw). The remaining 444 mw are provided by plants with less than 50 mw each using fuels and technologies such as solar, gas, geothermal, coal and petroleum coke.

Transmission and Distribution. At December 31, 2001, FPL owned and operated 505 substations and the following electric transmission and distribution lines:
Nominal Voltage			Overhead Lines Pole Miles	Trench and Submarine Cable Miles

500	kv	1,107	(a)	-
230	kv	2,304		31
138	kv	1,448		50
115	kv	671		-
69	kv	164		14
Less than 69kv		40,458		22,779

Total		46,152		22,874

_____________________
(a)		Includes approximately 75 miles owned jointly with the JEA.

Character of Ownership.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The majority of FPL Group's principal properties are held by FPL in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as to substantially impair the usefulness to FPL of such properties. FPL Energy's Doswell generating facility is encumbered by liens against its assets securing bonds issued in July 2001. See Management's Discussion - Liquidity and Capital Resources and Note 8. Some of FPL's electric lines are located on land not owned in fee but are covered by necessary consents of governmental authorities or rights obtained from owners of private property.

Item 3. Legal Proceedings

In November 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA) brought an action in the U.S. District Court for the Northern District of Georgia against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Prevention of Significant Deterioration (PSD) provisions and the New Source Performance Standards (NSPS) of the Clean Air Act. In May 2001, the EPA amended its complaint. The amended complaint alleges, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining a PSD permit, without complying with NSPS requirements, and without applying best available control technology for nitrogen oxides, sulfur dioxides and particulate matter as required by the Clean Air Act. It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions. The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997, and $27,500 per day for each violation thereafter. Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses. In June 2001, the federal district court stayed discovery and administratively closed the case pending resolution of the EPA's motion for consolidation of discovery in several Clean Air Act cases that was filed with a Multi-District Litigation (MDL) panel. In August 2001, the MDL panel denied the motion for consolidation. In September 2001, the EPA moved that the federal district court reopen this case for purposes of discovery. Georgia Power Company has opposed that motion asking that the case remain closed until the Eleventh Circuit Court of Appeals rules on the Tennessee Valley Authority's (TVA) appeal of an EPA administrative order relating to legal issues that are also central to this case. In January 2002, the Eleventh Circuit Court of Appeals determined that it has jurisdiction to review the EPA's administrative order and will now move to the merits of the TVA's appeal. The federal district court has not yet ruled upon the EPA's motion to reopen.

In June 2000, Southern California Edison Company (SCE) filed with the FERC a Petition for Declaratory Order (petition) asking the FERC to apply the November 1999 decision of the U.S. Court of Appeals for the District of Columbia Circuit in Southern California Edison Co. v. FERC, to all qualifying small power production facilities, including the SEGS VIII and SEGS IX facilities owned by Luz Solar Partners Ltd., VIII and Luz Solar Partners Ltd., IX (collectively, the partnerships), indirectly owned in part by FPL Energy, which have power purchase agreements with SCE. The federal circuit court of appeals' decision invalidated the FERC's so-called essential fixed assets standard, which permitted uses of fossil fuels by qualifying small power production facilities beyond those expressly set forth in PURPA. The petition requests that the FERC declare that qualifying small power production facilities may not continue to use fossil fuel under the essential fixed assets standard and that they may be required to make refunds with respect to past usage. In August 2000, the partnerships filed motions to intervene and protest before the FERC, vigorously objecting to the position taken by SCE in its petition. The partnerships contend that they have always operated the solar facilities in accordance with certification orders issued to them by the FERC. Such orders were neither challenged nor appealed at the time they were granted, and it is the position of the partnerships that the orders remain in effect. Briefing in this proceeding is complete and the parties are currently awaiting a final determination from the FERC. In June 2001, SCE and the partnerships entered into an agreement that provides, among other things, that SCE and the partnerships will take all necessary steps to suspend or stay, during a specified period of time, the proceeding initiated by the petition. The agreement is conditioned upon, among other things, completion of SCE's financing plan. The agreement provides that, if the conditions of the agreement are satisfied, then SCE and each of the partnerships agree to release and discharge each other from any and all claims of any kind arising from either parties' performance under the power purchase agreements. Such a release would include release of the claim made by SCE in the petition for refunds with respect to past usage. The conditions of the agreement were fully satisfied in March 2002.

In November 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins, and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, filed suit against FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. in the Circuit Court for Suwanee County, Florida. This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of defendants, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes. The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes. The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages. In December 2001, all defendants filed a motion to dismiss the complaint for, among other things, the failure to state a valid cause of action.

On January 15, 2002, Roy Oorbeek and Richard Berman filed suit in the U.S. District Court for the Southern District of Florida against FPL Group (as an individual and nominal defendant); its current and certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Lewis Hay III, Dennis P. Coyle, Paul J. Evanson and Lawrence J. Kelleher. The lawsuit alleges that the proxy statements relating to shareholder approval of FPL Group's Long Term Incentive Plan (LTIP) and FPL Group's proposed, but unconsummated, merger with Entergy were false and misleading because they did not affirmatively state that payments made to certain officers under FPL Group's LTIP upon shareholder approval of the merger would be retained by the officers even if the merger with Entergy was not consummated and did not state that under some circumstances payments made pursuant to FPL Group's LTIP might not be deductible by FPL Group for federal income tax purposes. It also alleges that FPL Group's LTIP required either consummation of the merger as a condition to the payments or the return of the payments if the transaction did not close, and that the actions of the director defendants in approving the proxy statements, causing the payments to be made, and failing to demand their return constitute corporate waste. The plaintiffs seek to have the shareholder votes approving FPL Group's LTIP and the merger declared null and void, the return to FPL Group of the payments received by the officers, compensatory damages from the individual defendants and attorneys' fees. The defendants have filed a motion to stay the proceeding for failure to make a demand, as required by the Florida Business Corporation Act, that the board of directors of FPL Group take action with respect to the matters alleged in the complaint. FPL Group's board of directors had previously established a special committee to investigate a demand by another shareholder that the board take action to obtain the return of the payments made to the officers.

On March 8, 2002, William M. Klein, by Stephen S. Klein under power of attorney, on behalf of himself and all others similarly situated, filed suit in the U.S. District Court for the Southern District of Florida against FPL Group (as nominal defendant); its current and certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Paul J. Evanson, Lewis Hay III and Dennis P. Coyle. The lawsuit alleges that the payments made to certain officers under FPL Group's LTIP upon shareholder approval of the proposed merger with Entergy were improper and constituted corporate waste because the merger was not consummated. The suit alleges that the LTIP required consummation of the merger as a condition to the payments. The plaintiff seeks the return to FPL Group of the payments received by the officers; contribution, restitution and/or damages from the individual defendants; and attorneys' fees. The plaintiff had made a demand in January 2002 that the directors of FPL Group take action to obtain the return of the payments to the officers. The plaintiff was promptly notified that this demand was being referred to a special committee of FPL Group's board of directors that was established to investigate a demand by another shareholder that the board take action to obtain the return of the payments made to the officers. The defendants intend to file a motion to stay this lawsuit pending the outcome of the special committee's investigation.

In the event that FPL Group and FPL do not prevail in these suits, there may be a material adverse effect on their financial statements. However, FPL Group and FPL believe that they have meritorious defenses to the pending litigation discussed above and are vigorously defending these suits. Accordingly, management does not anticipate that the liabilities, if any, arising from these proceedings would have a material adverse effect on the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders
None

PART II
Item 5. Market for the Registrants' Common Equity and Related Stockholder Matters

Common Stock Data.  All of FPL's common stock is owned by FPL Group. FPL Group's common stock is traded on the New York Stock Exchange. The high and low sales prices for the common stock of FPL Group as reported in the consolidated transaction reporting system of the New York Stock Exchange for each quarter during the past two years are as follows:

			2001		2000

Quarter			High	Low	High	Low

First			$71.63	$54.81	$48.25	$36.38
Second			$63.15	$54.55	$50.81	$41.81
Third			$60.50	$51.21	$67.13	$47.13
Fourth			$57.28	$52.16	$73.00	$59.38
Approximate Number of Stockholders. As of the close of business on February 28, 2002, there were 39,319 holders of record of FPL Group's common stock.
Dividends. Quarterly dividends have been paid on common stock of FPL Group during the past two years in the following amounts:
Quarter	2001	2000

First	$0.56	$0.54
Second	$0.56	$0.54
Third	$0.56	$0.54
Fourth	$0.56	$0.54

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

Item 6. Selected Financial Data
	Years Ended December 31,

	2001		2000		1999		1998	1997

SELECTED DATA OF FPL GROUP
(millions, except per share amounts):
Operating revenues	$8,475		$7,082		$6,438		$6,661	$6,369
Net income	$781	(a)	$704	(b)	$697	(c)	$664	$618
Earnings per share of common stock:
Basic	$4.63	(a)	$4.14	(b)	$4.07	(c)	$3.85	$3.57
Assuming dilution	$4.62	(a)	$4.14	(b)	$4.07	(c)	$3.85	$3.57
Dividends paid per share of common stock	$2.24		$2.16		$2.08		$2.00	$1.92
Total assets	$17,463		$15,300		$13,441		$12,029	$12,449
Long-term debt, excluding current maturities	$4,858		$3,976		$3,478		$2,347	$2,949
Obligations of FPL under capital lease, excluding current maturities	$133		$127		$157		$146	$186
SELECTED DATA OF FPL (millions):
Operating revenues	$7,477		$6,361		$6,057		$6,366	$6,132
Net income available to FPL Group	$679	(d)	$607	(d)	$576	(c)	$616	$608
Total assets	$11,924		$12,020		$10,608		$10,748	$11,172
Long-term debt, excluding current maturities	$2,579		$2,577		$2,079		$2,191	$2,420
Energy sales (kwh)	93,488		91,969		88,067		89,362	82,734
Energy sales:
Residential	50.9%		50.4%		50.2%		50.9%	50.6%
Commercial	40.6		40.2		40.3		38.8	39.8
Industrial	4.4		4.1		4.5		4.4	4.7
Interchange power sales	2.2		3.1		3.0		3.2	2.1
Other (e)	1.9		2.2		2.0		2.7	2.8

Total	100.0%		100.0%		100.0%		100.0%	100.0%

Approximate 60-minute peak load (mw)(f):
Summer season	18,754		17,808		17,615		17,897	16,613
Winter season	17,585		18,219		17,057		16,802	13,047
Average number of customer accounts (thousands):
Residential	3,491		3,414		3,332		3,266	3,209
Commercial	427		415		405		397	389
Industrial	15		16		16		15	15
Other	2		3		3		2	3

Total	3,935		3,848		3,756		3,680	3,616

Average price per kwh (cents)(g)	8.05		6.86		6.87		7.13	7.37
_____________________
(a)

Includes merger-related expenses and the net positive effects of applying FAS 133. Excluding these items, FPL Group's net income and earnings per share (basic and assuming dilution) would have been $792 million and $4.69, respectively.

(b)							Includes merger-related expenses. Excluding these expenses, FPL Group's net income and earnings per share would have been $745 million and $4.38, respectively.
(c)

Includes effects of gains on divestiture of cable investments, impairment loss and litigation settlement. Excluding these items, FPL Group's net income and earnings per share would have been $681 million and $3.98, respectively. Excluding the litigation settlement, FPL's net income available to FPL Group would have been $618 million.

(d)							Includes merger-related expenses. Excluding these expenses, FPL's net income available to FPL Group would have been $695 million in 2001 and $645 million in 2000.
(e)							Includes the net change in unbilled sales.
(f)							Winter season includes November and December of the current year and January to March of the following year.
(g)							Excludes interchange power sales, net change in unbilled revenues, deferrals/recoveries under cost recovery clauses and the provision for retail rate refund.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein. In the discussion of Results of Operations below, all comparisons are with the corresponding items in the prior year.

Critical Accounting Policies and Estimates

The preparation of financial statements requires the application of numerous complex accounting principles. One of the more significant accounting principles considered in the preparation of FPL Group's and FPL's financial statements is FAS 71, "Accounting for the Effects of Certain Types of Regulation." FAS 71 requires rate-regulated public utilities companies (such as FPL) to alter the accounting for certain costs and revenues from what would otherwise be reported by an unregulated entity to more closely reflect the ratemaking process. As described in Note 1 - Regulation, significant regulatory assets and liabilities have been recorded on FPL's books as a result of applying FAS 71. In the event that FPL is no longer subject to cost-based rate regulation, these regulatory assets and liabilities would be written off unless regulators specify another means of recovery or refund. See Note 1 for a discussion of FPL Group's and FPL's other significant accounting policies.

Management is often required to use its judgment and make assumptions in the calculation of estimates that affect the recorded amounts of assets, liabilities, revenues and expenses in the financial statements of FPL Group and FPL. One of the more significant estimates affecting the financial statements of FPL Group and FPL is the estimated cost to decommission and dismantle their generating units. See Note 1 - Decommissioning and Dismantlement of Generating Plant for a description of the significant assumptions used to calculate estimated decommissioning and dismantlement costs.

Results of Operations

FPL Group's net income and earnings per share in 2001 and 2000 increased despite charges for merger-related expenses in both periods. These charges reduced net income and earnings per share in 2001 by $19 million and $0.11, respectively, and in 2000 by $41 million and $0.24, respectively. Also impacting 2001 earnings was the implementation of FAS 133, "Accounting for Derivative Instruments and Hedging Activities." Net unrealized gains related to derivative instruments accounted for under FAS 133 during 2001 increased net income and earnings per share by $8 million and $0.04, respectively. Net income and earnings per share in 1999 included the net effect of several nonrecurring transactions that resulted in additional net income of $16 million, or $0.09 per share. Excluding the merger-related expenses in 2001 and 2000 and the net unrealized mark-to-market gains recorded in accordance with FAS 133 in 2001, FPL Group's net income in 2001 increased 6.3% to $792 million, and earnings per share (basic and assuming dilution) increased 7.1% to $4.69. The comparable growth rates for 2000, excluding also the nonrecurring items in 1999, were 9.4% and 10.1%, respectively. In 2001 and 2000, both FPL and FPL Energy contributed to the growth. The discussion of results of operations below excludes the effects of FAS 133 net unrealized gains (see Note 5) and merger-related expenses (see Note 11).

FPL - FPL's net income for 2001, 2000 and 1999, excluding the nonrecurring charges, was $695 million, $645 million and $618 million, respectively. FPL's results for 2001 reflect continued customer growth, slightly higher electricity usage per retail customer despite a slowing economy and the terrorist attacks on the United States on September 11, and lower depreciation expense. A higher retail refund provision under the revenue sharing mechanism of the rate agreement, as well as higher O&M and interest expenses, partly offset the positive factors. FPL's results for 2000 benefited from customer growth, increased electricity usage per retail customer and lower O&M expenses. The effect of the rate reduction and higher interest charges partly offset these positives.

FPL's operating revenues consist primarily of revenues from retail base operations, cost recovery clauses, certain revenue taxes and franchise fees. Revenues from retail base operations were $3.6 billion, $3.5 billion and $3.5 billion in 2001, 2000 and 1999, respectively. Revenues from cost recovery clauses and franchise fees represent a pass-through of costs and do not significantly affect net income. Fluctuations in these revenues are primarily driven by changes in energy sales, fuel prices and capacity charges. Ordinarily, the fuel charge is set annually based on estimated fuel costs and estimated customer usage, plus or minus a true-up for prior period estimates. As a result of significant volatility in oil and gas prices in the last couple of years, FPL has received permission from the FPSC for mid-course changes to the annual retail customer fuel rate. The fuel rate was increased in June 2000 and April 2001 (in addition to another increase on January 1, 2001 as part of the normal fuel setting process) but was decreased in October 2001. This has resulted in a significant increase in clause revenues in 2001 and, to a lesser extent, in 2000. FPL's annual fuel filing for 2001, as approved by the FPSC, included approximately $518 million of under-recovered fuel costs from 2000, of which one-half ($259 million) was recovered in 2001. The remaining $259 million is being recovered in 2002. FPL agreed to this two-year recovery, rather than the typical one-year time frame, to ease the impact to customers' bills. FPL also agreed that, instead of receiving a return at the commercial paper rate on this unrecovered portion through the fuel clause, the under-recovery will be included as a rate base regulatory asset over the two-year recovery period. See Note 1 - Regulation.

FPL's current rate agreement, which became effective April 15, 1999 and expires on April 14, 2002, provides for a $350 million reduction in annual revenues from retail base operations allocated to all customers on a cents-per-kilowatt-hour basis. Additionally, the agreement sets forth a revenue sharing mechanism for each of the twelve-month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold are required to be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL. Revenues from retail base operations in excess of a second threshold are required to be refunded 100% to retail customers. For the twelve-month period ending April 14, 2002, the first threshold is $3.5 billion and the second threshold is $3.656 billion. During 2001, 2000 and 1999, FPL accrued approximately $110 million, $60 million and $20 million, respectively, relating to refunds to retail customers. At December 31, 2001 and 2000, the accrual for the revenue refund was approximately $62 million and $57 million, respectively. Actual refunds to retail customers, including interest, for the twelve-month periods ending April 14, 2001 and 2000 were $109 million and $23 million, respectively. The final refund under the rate agreement will be distributed to customers in June 2002.

The earnings effect of the annual revenue reduction was offset by lower special depreciation. Under the rate agreement, the FPSC allowed FPL to recover, as special depreciation, up to $100 million in each year of the three-year agreement period. The additional depreciation recovery was required to be applied to nuclear and/or fossil generating assets. Under this depreciation program, FPL recorded $100 million of special depreciation in the first twelve-month period and $71 million in the second twelve-month period. Through December 31, 2001, FPL has not recorded any special depreciation for the third twelve-month period. On a calendar year basis, FPL recorded approximately $101 million and $70 million of special depreciation in 2000 and 1999, respectively, and nothing in 2001. FPL also recorded special amortization in the amount of $63 million in 1999 under a previous program approved by the FPSC.

The rate agreement also lowered FPL's authorized regulatory ROE range to 10% - 12%. During the term of the agreement, the achieved ROE may from time to time be outside the authorized range, and the revenue sharing mechanism described above is specified to be the appropriate and exclusive mechanism to address that circumstance. FPL reported an ROE of 12.3%, 12.2% and 12.1% in 2001, 2000 and 1999, respectively. See Note 1 - Revenues and Rates.

The increase in retail base revenues in 2001 was due to a 2.3% increase in retail customer accounts and a 0.4% increase in electricity usage per retail customer. This was partly offset by a higher provision for refund to retail customers. Revenues from retail base operations were flat during 2000. Customer growth of 2.5% and a 1.9% increase in electricity usage per retail customer was almost entirely offset by the effect of the rate reduction and a higher provision for refund to retail customers.

On March 22, 2002, the FPSC approved an agreement signed an agreement regarding FPL's retail base rates that, among other things, provides for an additional $250 million annual reduction in retail base revenues. The new rate agreement resolves all matters in FPL's base rate proceeding and will be effective April 15, 2002 through December 31, 2005. The new rate agreement is subject to approval by the FPSC. For additional information regarding the new rate agreement, see Note 18 - Base Rate Proceeding.

FPL's O&M expenses increased in 2001 after several years of decline. The increase can be attributed to system growth, reliability improvements, costs incurred at fossil production plants to comply with regulations and maintain operating service availability, as well as costs associated with weaker economic conditions. O&M expenses in 2000 declined due to improved productivity. FPL's O&M expenses are expected to increase in 2002 and 2003 reflecting continued pressure from inflation, customer growth and an aging asset base.

Interest charges increased in both 2001 and 2000 reflecting increased debt activity to fund FPL's capital expansion program and under-recovered fuel costs.

The electric utility industry is facing increasing competitive pressure. FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 2001, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues. Various states, other than Florida, have enacted legislation or have state commissions that issued orders designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers. Similar initiatives are also being pursued on the federal level. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generating assets should be separated from transmission, distribution and other assets. It is generally believed transmission and distribution activities would remain regulated.

In 2000, the Governor of Florida signed an executive order creating the Energy 2020 Study Commission to propose an energy plan and strategy for Florida. The commission chose to split the energy study between wholesale and retail competition. In January 2001, the commission issued an interim report containing a proposal for restructuring Florida's wholesale electricity market, and no action was taken in the 2001 legislative session, which ended in May 2001. In December 2001, the commission issued a final report that recommended the removal of statutory barriers to entry for merchant plants and, according to the report, provides a discretionary transition to a "level playing field" for all generating assets. Under the commission's proposal, investor-owned utilities such as FPL could, at their discretion, transfer or sell their existing generating assets. The utility would have the right to six-year cost-based transition contracts to commit the capacity of assets sold or transferred back to the utility. Transfers to affiliates would be at net book value. Gains on sales of existing generating assets within the transition contract period would be shared with customers. Any losses would be absorbed by the utility's shareholders. The load-serving utilities would acquire new capacity through competitive bidding (which would be required if acquired from affiliates), negotiated contracts or from the short-term (spot) market. Transmission assets could be transferred (at net book value) to, or operated by, a FERC-approved RTO. The final report recommends no change to the retail competition structure until an effective competitive wholesale market has been developed. The commission's proposal may be addressed in the legislative session which takes place from January through March 2002, or in a subsequent session. In addition, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions.

In 1999, the FERC issued its final order on RTOs which, under a variety of structures, provides for the independent operation of transmission systems for a given geographic area. In November 2001, the FERC issued an order providing guidance on how the FERC will proceed with the RTO development. The issues of scope and governance will be addressed within individual RTO dockets, after consultation with the state utility commissions. The issues of standardization of tariffs and market design will be addressed in a separate rulemaking docket. With regard to the operational deadline of the RTOs initially set for December 15, 2001, the FERC, in consultation with the state utility commissions, will set revised timelines in each of the individual RTO dockets.

In March 2002, FPL filed a modified RTO proposal with the FPSC changing the structure from a for-profit transmission company to a non-profit ISO. Under the proposal, FPL would continue to own the transmission lines and the ISO would manage them. In addition, the FPSC urged the utilities to continue participation in discussions with the FERC initiated in mid-2001 regarding the creation of a single RTO for the Southeast region of the United States, but did not recommend them joining it now.

In the event the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund. Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment. See Note 1 - Regulation.

FPL Energy - FPL Energy's 2001 earnings growth was driven mainly by the expansion of its independent power generation portfolio. Portfolio additions that contributed to the earnings growth included a 495 mw natural gas-fired unit at Lamar Power Partners in the Central region, which became operational in late 2000, a 171 mw natural gas-fired peaking unit at its Doswell plant in the Mid-Atlantic region and five new wind projects totaling 843 mw in the Central and West regions. Earnings in 2001 also benefited from improved results from the Maine assets, primarily the result of asset optimization activities and higher capacity revenues, partly offset by higher administrative and interest expenses associated with the growth of the business.

In 2000, FPL Energy's earnings also benefited from the expansion of its independent power generation portfolio, as well as increased revenues generated by the Maine assets as a result of warmer weather and higher prices in the Northeast during May 2000 and lower O&M expenses at Doswell. In 1999, the effect of a $176 million ($104 million after-tax) impairment loss (see Note 13) and higher administrative expenses to accommodate future growth more than offset the benefits of the growing generation portfolio and improved results from Doswell.

Deregulation of the electric utility market presents both opportunities and risks for FPL Energy. Opportunities exist for the selective acquisition of generation assets that are being divested under deregulation plans and for the construction and operation of efficient plants that can sell power in competitive markets. Current wholesale market trends indicate the potential of an oversupply of generation and lower demand as a result of a weakening economy, which would likely result in lower wholesale electricity prices. FPL Energy believes that favorable conditions continue to exist in certain areas of the country and plans to move forward with the projects currently under construction. FPL Energy seeks to minimize its market risk by having a diversified portfolio, by fuel type and location, as well as by selling a significant amount of the electricity output of its plants through power sales agreements. In 2001, approximately 86% of FPL Energy's capacity was under contract. FPL Energy has approximately 80% of its 2002 capacity and more than 50% of its 2003 capacity currently under contracts which expire in 2002-27. As competitive wholesale markets become more accessible to other generators, obtaining power sales agreements will become a progressively more competitive process. FPL Energy expects that as its existing power sales agreements expire, more of the energy produced will be sold through shorter-term contracts and into competitive wholesale markets.

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

On March 1, 2002, FPL Energy's projects received the majority of the payments due from California utilities for electricity sold from November 2000 through March 2001, which had been past due. FPL Group's remaining earnings exposure relating to past due receivables from these California utilities is not material.

Corporate and Other - FPL FiberNet's 2001 earnings were more than offset by corporate expenses. FPL FiberNet's operating results were included in the corporate and other segment beginning in 2000. FPL FiberNet was formed in January 2000 to enhance the value of FPL Group's fiber-optic network assets that were originally built to support FPL operations. Accordingly, in January 2000, FPL's existing fiber-optic lines were transferred to FPL FiberNet. In 1999, net income for the corporate and other segment reflects a $149 million ($96 million after-tax) gain on the sale of an investment in Adelphia Communications Corporation common stock, a $108 million ($66 million after-tax) gain recorded by FPL Group Capital on the redemption of its one-third interest in a cable limited partnership, costs associated with closing a retail marketing business of $11 million ($7 million after-tax) and the favorable resolution of a prior year state tax matter of $10 million ($7 million after-tax). For information related to the positive resolution in March 2002 of a prior year tax matter, see Note 18 - Income Taxes.

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

In 2001, FPL Group recorded $30 million in merger-related expenses, of which FPL recorded $26 million ($16 million after-tax) and Corporate and Other recorded $4 million ($3 million after-tax). In 2000, FPL Group recorded $67 million in merger-related expenses, of which FPL recorded $62 million ($38 million after-tax), FPL Energy recorded $2 million ($1 million after-tax) and Corporate and Other recorded $3 million ($2 million after-tax). For additional information concerning the merger, see Note 11.

Liquidity and Capital Resources

In 2001, FPL Group Capital and a subsidiary of FPL Energy issued debt totaling $935 million and FPL redeemed approximately $65 million of bonds. The proceeds from the debt issuances were used in part to reduce FPL Group Capital's commercial paper balance. Debt maturities of FPL Group's subsidiaries will require cash outflows of approximately $1.750 billion ($795 million for FPL) through 2006, including $32 million in 2002. It is anticipated that cash requirements for capital expenditures, energy-related investments and debt maturities in 2002 will be satisfied with internally generated funds and from the issuance of debt and other securities. Internally generated funds may be affected by, among other things, regulatory actions, including the resolution of FPL's rate proceeding, weather conditions, changes in competitive wholesale markets and pricing and transportation of fuel and other energy commodities. Any internally generated funds not required for capital expenditures and current maturities may be used to reduce outstanding debt or repurchase common stock, or for investment. Any temporary cash needs will be met by short-term bank borrowings. Bank lines of credit currently available to FPL Group and its subsidiaries aggregate $3 billion ($2 billion for FPL Group Capital and $1 billion for FPL). One-half of these facilities have a 364-day term, with the remainder being a three-year term. These facilities are available to support the companies' commercial paper programs as well as for general corporate purposes.

FPL Group's commitments at December 31, 2001 were as follows (see Note 15 - Commitments):

	2002	2003-04	Thereafter	Total

	(millions)
Standby letters of credit	$278	$-	$1	$279
Guarantees	51	3	633	687
Other commitments(a):
FPL	1,300	3,100	-	4,400
FPL Energy	80	748	-	828

Total	$1,709	$3,851	$634	$6,194

_____________________
(a)

Other commitments for FPL represent capital expenditures to meet increased electricity usage and customer growth and for FPL Energy represent firm commitments in connection with the development and expansion of independent power projects. FPL Energy expects 2002 capital expenditures to approximate $2.7 billion.

In February 2002, FPL Group sold a total of 11.5 million publicly-traded equity units known as Corporate Units, and in connection with that financing, FPL Group Capital issued $575 million principal amount of debentures due February 16, 2007. Each Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder will purchase $50 of FPL Group common shares on or before February 16, 2005. Prior to the issuance of FPL Group's common stock, the purchase contracts will be reflected in FPL Group's diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of FPL Group common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by FPL Group in the market, at the average market price during the period, using the proceeds receivable upon settlement. Consequently, FPL Group anticipates that there will not be a dilutive effect on its earnings per share except during periods when the average market price of its common stock is above $62.02. The net proceeds from the sale of the equity units were used to reduce FPL Group Capital's commercial paper borrowings. See Note 8.

In 2000, subsidiaries of FPL Energy entered into two off-balance sheet financing arrangements with special purpose entities. In the first transaction, FPL Energy's subsidiary entered into an operating lease agreement to lease a 535 mw combined-cycle power generation plant. In the second transaction, the special purpose entity funds the construction of certain turbines and related equipment. The special purpose entities in these transactions have arranged funding commitments totaling $1.075 billion through debt and equity contributions from investors who are not affiliated with FPL Group. At December 31, 2001, $340 million had been drawn on these commitments. FPL Group Capital has guaranteed the obligations of the FPL Energy subsidiaries under these agreements, which are included in the table above. Additionally, at December 31, 2001, FPL Energy has posted cash collateral of $256 million (included in other assets on FPL Group's consolidated balance sheets). See Note 15 - Off-Balance Sheet Financing Arrangements.

FPL Group has guaranteed certain payment obligations of FPL Group Capital, including those under the FPL Group Capital debt, commercial paper and guarantees discussed above.

FPL Group did not repurchase any common shares in 2001. As of December 31, 2001, FPL Group had repurchased a total of approximately 4.6 million shares of common stock under its 10 million share repurchase program that began in April 1997.

FPL self-insures for damage to certain transmission and distribution properties and maintains a funded storm reserve to reduce the financial impact of storm losses. The balance of the storm fund reserve at December 31, 2001 and 2000 was approximately $235 million and $229 million, respectively. FPL's bank lines of credit discussed above are also available if needed to provide cash for storm restoration costs. The FPSC has indicated that it would consider future storm losses in excess of the funded reserve for possible recovery from customers.

FPL's charter and mortgage contain provisions which, under certain conditions, restrict the payment of dividends and the issuance of additional unsecured debt, first mortgage bonds and preferred stock. Given FPL's current financial condition and level of earnings, expected financing activities and dividends should not be affected by these limitations.

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading - Certain of FPL Group's subsidiaries, including FPL and FPL Energy, use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in fuel purchases and electricity sales, as well as to optimize the value of power generation assets. To a lesser extent, FPL Energy engages in limited energy trading activities to take advantage of expected future favorable price movements. Derivatives with fair values based on quoted market prices totaled negative $8 million, those with fair values based on prices provided by other external sources totaled $3 million and those with fair values based on valuation models totaled negative $1 million. The fair value of derivatives expiring in 2002 was $3 million and the remainder have expiration dates through December 2005. At December 31, 2001 and 2000, the fair value of trading instruments at FPL Group was less than $1 million.

Derivative instruments are recorded on FPL Group's and FPL's balance sheets as either an asset or liability (in other current assets, other assets, other current liabilities and other liabilities) measured at fair value. At FPL, changes in fair value are deferred as a regulatory asset or liability until the contracts are settled. Upon settlement, any gains or losses will be passed through the fuel clause and the capacity clause. For FPL Group's unregulated operations, predominantly FPL Energy, changes in the derivatives' fair value are recognized currently in earnings (in other - net) unless hedge accounting is applied. Settlement gains and losses are included within the line items in the statements of income to which they relate. See Note 5.

Market Risk Sensitivity - Substantially all financial instruments and positions affecting the financial statements of FPL Group and FPL described below are held for purposes other than trading. Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates or equity prices over the next year.

Commodity price risk - The fair value of the net position in commodity-based derivative instruments at December 31, 2001 and 2000 was a negative $6 million and a negative $11 million, respectively for FPL Group and a negative $1 million and a negative $5 million, respectively for FPL. The effect of a hypothetical 40% decrease in the price of natural gas and electricity and a hypothetical 25% decrease in the price of oil, both of which are reasonably possible near-term market changes, would be to change the fair value at December 31, 2001 of these instruments to a negative $36 million for FPL Group and a negative $7 million for FPL.

Interest rate risk - The special use funds of FPL include restricted funds set aside to cover the cost of storm damage and for the decommissioning of FPL's nuclear power plants. A portion of these funds is invested in fixed income debt securities carried at their market value of approximately $1.020 billion and $1.002 billion at December 31, 2001 and 2000, respectively. Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment. Because the funds set aside for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not expected to begin until at least 2012. At December 31, 2001 and 2000, other investments of FPL Group include approximately $600 million and $300 million, respectively, of investments that are carried at estimated fair value or cost, which approximates fair value.

The following are estimates of the fair value of FPL's and FPL Group's long-term debt:
	December 31,

	2001			2000

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)
Long-term debt of FPL, including current maturities	$2,579	$2,653	(a)	$2,642	$2,621	(a)
Long-term debt of FPL Group, including current maturities	$4,890	$5,080	(a)	$4,041	$4,080	(a)
_____________________
(a) Based on quoted market prices for these or similar issues.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of the net liabilities would increase by approximately $148 million ($64 million for FPL) at December 31, 2001.

Equity price risk - Included in the special use funds of FPL are marketable equity securities carried at their market value of approximately $576 million and $511 million at December 31, 2001 and 2000, respectively. A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $58 million reduction in fair value and corresponding adjustment to the related liability accounts based on current regulatory treatment at December 31, 2001.

New Accounting Rules

Goodwill and Other Intangible Assets - Effective January 1, 2002, FPL Group adopted FAS 142, "Goodwill and Other Intangible Assets." For information concerning the adoption of FAS 142, see Note 1 - Goodwill and Other Intangible Assets.

Accounting for Asset Retirement Obligations - Beginning in 2003, FPL Group and FPL will be required to adopt FAS 143, "Accounting for Asset Retirement Obligations." See Note 1 - Accounting for Asset Retirement Obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity
Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS, FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY:

We have audited the accompanying consolidated balance sheets of FPL Group, Inc. and subsidiaries and Florida Power & Light Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the respective company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group, Inc. and subsidiaries and Florida Power & Light Company and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants
Miami, Florida February 8, 2002, except for Note 18, as to which the date is March 25, 2002

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts)
	Years Ended December 31,

	2001	2000	1999

OPERATING REVENUES	$8,475	$7,082	$6,438

OPERATING EXPENSES
Fuel, purchased power and interchange	4,030	2,868	2,365
Other operations and maintenance	1,325	1,257	1,253
Merger-related	30	67	-
Litigation settlement	-	-	69
Depreciation and amortization	983	1,032	1,040
Impairment loss on Maine assets	-	-	176
Taxes other than income taxes	710	618	615

Total operating expenses	7,078	5,842	5,518

OPERATING INCOME	1,397	1,240	920

OTHER INCOME (DEDUCTIONS)
Interest charges	(324)	(278)	(222)
Preferred stock dividends - FPL	(15)	(15)	(15)
Divestiture of cable investments	-	-	257
Other - net	102	93	80

Total other income (deductions) - net	(237)	(200)	100

INCOME BEFORE INCOME TAXES	1,160	1,040	1,020
INCOME TAXES	379	336	323

NET INCOME	$781	$704	$697

Earnings per share of common stock:
Basic	$4.63	$4.14	$4.07
Assuming dilution	$4.62	$4.14	$4.07
Dividends per share of common stock	$2.24	$2.16	$2.08
Weighted-average number of common shares outstanding:
Basic	168.7	169.9	171.3
Assuming dilution	168.9	170.2	171.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED BALANCE SHEETS (millions)
	December 31,

	2001	2000

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$21,272	$19,642
Nuclear fuel under capital lease - net	133	127
Construction work in progress	1,983	1,253
Less accumulated depreciation and amortization	(11,726)	(11,088)

Total property, plant and equipment - net	11,662	9,934

CURRENT ASSETS
Cash and cash equivalents	82	129
Customer receivables, net of allowances of $8 and $7, respectively	636	637
Other receivables	144	246
Materials, supplies and fossil fuel inventory - at average cost	349	370
Deferred clause expenses	304	337
Other	87	62

Total current assets	1,602	1,781

OTHER ASSETS
Special use funds of FPL	1,608	1,497
Other investments	1,035	651
Other	1,556	1,437

Total other assets	4,199	3,585

TOTAL ASSETS	$17,463	$15,300

CAPITALIZATION
Common shareholders' equity	$6,015	$5,593
Preferred stock of FPL without sinking fund requirements	226	226
Long-term debt	4,858	3,976

Total capitalization	11,099	9,795

CURRENT LIABILITIES
Commercial paper	1,680	1,158
Note payable	302	-
Accounts payable	473	564
Customers' deposits	285	254
Accrued interest and taxes	160	146
Deferred clause revenues	144	70
Other	595	571

Total current liabilities	3,639	2,763

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes	1,302	1,378
Deferred regulatory credit - income taxes	88	107
Unamortized investment tax credits	140	162
Storm and property insurance reserve	235	229
Other	960	866

Total other liabilities and deferred credits	2,725	2,742

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$17,463	$15,300

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)
	Years Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$781	$704	$697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	983	1,032	1,040
Increase (decrease) in deferred income taxes and related regulatory credit	(91)	283	(198)
Deferrals under cost recovery clauses	411	(810)	55
Increase in restricted cash	(260)	-	-
Gain on sale of cable investments	-	-	(257)
Impairment loss on Maine assets	-	-	176
Other - net	118	(233)	50

Net cash provided by operating activities	1,942	976	1,563

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,154)	(1,299)	(861)
Independent power investments	(1,977)	(507)	(1,540)
Proceeds from the sale of assets	50	22	198
Other - net	(188)	(159)	31

Net cash used in investing activities	(3,269)	(1,943)	(2,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	920	947	1,609
Retirements of long-term debt	(87)	(515)	(584)
Increase in commercial paper and note payable	824	819	229
Repurchases of common stock	-	(150)	(116)
Dividends on common stock	(377)	(366)	(355)

Net cash provided by financing activities	1,280	735	783

Net increase (decrease) in cash and cash equivalents	(47)	(232)	174
Cash and cash equivalents at beginning of year	129	361	187

Cash and cash equivalents at end of year	$82	$129	$361

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$373	$301	$221
Cash paid for income taxes	$433	$160	$573
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Additions to capital lease obligations	$70	$43	$86

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (millions)
	Common Stock (a)			Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss) (b)	Retained Earnings	Common Shareholders' Equity

	Shares		Aggregate Par Value

Balances, December 31, 1998	181		$2	$3,252	$(252)	$1	$2,123
Net income	-		-	-	-	-	697
Repurchases of common stock	(2)		-	(116)	-	-	-
Dividends on common stock	-		-	-	-	-	(355)
Earned compensation under ESOP	-		-	12	14	-	-
Other comprehensive loss	-		-	-	-	(2)	-
Other	-		-	-	(6)	-	-

Balances, December 31, 1999	179	(c)	2	3,148	(244)	(1)	2,465
Net income	-		-	-	-	-	704
Repurchases of common stock	(3)		-	(150)	-	-	-
Dividends on common stock	-		-	-	-	-	(366)
Earned compensation under ESOP	-		-	12	15	-	-
Other comprehensive income	-		-	-	-	1	-
Other	-		-	(2)	9	-	-

Balances, December 31, 2000	176	(c)	2	3,008	(220)	-	2,803	$5,593

Net income	-		-	-	-	-	781
Dividends on common stock	-		-	-	-	-	(377)
Earned compensation under ESOP	-		-	15	15	-	-
Other comprehensive loss	-		-	-	-	(8)	-
Other	-		-	2	(6)	-	-

Balances, December 31, 2001	176	(c)	$2	$3,025	$(211)	$(8)	$3,207	$6,015

_____________________
(a)						$0.01 par value, authorized - 300,000,000 shares; outstanding 175,854,056 and 175,766,215 at December 31, 2001 and 2000, respectively.
(b)						Comprehensive income, which includes net income and other comprehensive income (loss), totaled $773 million, $705 million and $695 million for 2001, 2000 and 1999, respectively.
(c)						Outstanding and unallocated shares held by the Employee Stock Ownership Plan Trust totaled 7 million, 7 million and 8 million at December 31, 2001, 2000 and 1999, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF INCOME (millions)
	Years Ended December 31,

	2001	2000	1999

OPERATING REVENUES	$7,477	$6,361	$6,057

OPERATING EXPENSES
Fuel, purchased power and interchange	3,495	2,511	2,232
Other operations and maintenance	1,082	1,062	1,089
Merger-related	26	62	-
Litigation settlement	-	-	69
Depreciation and amortization	898	975	989
Income taxes	393	351	327
Taxes other than income taxes	699	600	605

Total operating expenses	6,593	5,561	5,311

OPERATING INCOME	884	800	746

OTHER INCOME (DEDUCTIONS)
Interest charges	(187)	(176)	(163)
Other - net	(3)	(2)	8

Total other deductions - net	(190)	(178)	(155)

NET INCOME	694	622	591

PREFERRED STOCK DIVIDENDS	15	15	15

NET INCOME AVAILABLE TO FPL GROUP, INC.	$679	$607	$576

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (millions)
	December 31,

	2001	2000

ELECTRIC UTILITY PLANT
Plant in service	$18,693	$18,073
Less accumulated depreciation	(11,480)	(10,919)

Net	7,213	7,154
Nuclear fuel under capital lease - net	133	127
Construction work in progress	948	833

Electric utility plant - net	8,294	8,114

CURRENT ASSETS
Cash and cash equivalents	1	66
Customer receivables, net of allowances of $7 each	546	489
Other receivables	61	157
Materials, supplies and fossil fuel inventory - at average cost	265	313
Deferred clause expenses	304	337
Other	53	54

Total current assets	1,230	1,416

OTHER ASSETS
Special use funds	1,608	1,497
Other	792	993

Total other assets	2,400	2,490

TOTAL ASSETS	$11,924	$12,020

CAPITALIZATION
Common shareholder's equity	$5,444	$5,032
Preferred stock without sinking fund requirements	226	226
Long-term debt	2,579	2,577

Total capitalization	8,249	7,835

CURRENT LIABILITIES
Commercial paper	232	560
Accounts payable	408	458
Customers' deposits	285	254
Accrued interest and taxes	207	127
Deferred clause revenues	144	70
Other	339	473

Total current liabilities	1,615	1,942

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes	870	1,084
Deferred regulatory credit - income taxes	88	107
Unamortized investment tax credits	140	162
Storm and property insurance reserve	235	229
Other	727	661

Total other liabilities and deferred credits	2,060	2,243

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$11,924	$12,020

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)
	Years Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$694	$622	$591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	898	975	989
Increase (decrease) in deferred income taxes and related regulatory credit	(233)	262	(105)
Deferrals under cost recovery clauses	411	(810)	55
Other - net	56	(200)	(31)

Net cash provided by operating activities	1,826	849	1,499

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,154)	(1,299)	(861)
Other - net	(61)	(100)	(52)

Net cash used in investing activities	(1,215)	(1,399)	(913)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	947	224
Retirements of long-term debt	(66)	(515)	(455)
Increase (decrease) in commercial paper	(328)	466	94
Capital contributions from FPL Group, Inc.	400	400	-
Dividends	(682)	(682)	(601)

Net cash provided by (used in) financing activities	(676)	616	(738)

Net increase (decrease) in cash and cash equivalents	(65)	66	(152)
Cash and cash equivalents at beginning of year	66	-	152

Cash and cash equivalents at end of year	$1	$66	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$185	$175	$171
Cash paid for income taxes	$543	$131	$503
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Additions to capital lease obligations	$70	$43	$86
Transfer of net assets to FPL FiberNet, LLC	$-	$100	$-
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (millions)
	Common Stock (a)	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity

Balances, December 31, 1998	$1,373	$2,566	$864
Net income available to FPL Group, Inc.	-	-	576
Dividends to FPL Group, Inc.	-	-	(586)

Balances, December 31, 1999	1,373	2,566	854
Net income available to FPL Group, Inc.	-	-	607
Capital contributions from FPL Group, Inc.	-	400	-
Dividends to FPL Group, Inc. (b)	-	-	(768)

Balances, December 31, 2000	1,373	2,966	693	$5,032

Net income available to FPL Group, Inc.	-	-	679
Capital contributions from FPL Group, Inc.	-	400	-
Dividends to FPL Group, Inc.	-	-	(667)

Balances, December 31, 2001	$1,373	$3,366	$705	$5,444

_____________________
(a)		Common stock, no par value, 1,000 shares authorized, issued and outstanding.
(b)		Includes transfer of net assets to FPL FiberNet, LLC totaling approximately $100 million.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2001, 2000 and 1999
1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation - FPL Group, Inc.'s (FPL Group) operations are conducted primarily through its wholly-owned subsidiary Florida Power & Light Company (FPL) and its wholly-owned indirect subsidiary FPL Energy, LLC (FPL Energy). FPL, a rate-regulated public utility, supplies electric service to approximately 3.9 million customers throughout most of the east and lower west coasts of Florida. FPL Energy invests in independent power projects through both controlled and consolidated entities and non-controlling ownership interests in joint ventures accounted for under the equity method.

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

The principal regulatory assets and liabilities are as follows:
	December 31,

	2001	2000

	(millions)
Assets (included in other assets):
Unamortized debt reacquisition costs	$17	$18
Deferred Department of Energy assessment	$30	$35
Under-recovered fuel costs (noncurrent portion)	$-	$259
Litigation settlement (see Note 12)	$178	$223

Liabilities:
Deferred regulatory credit - income taxes	$88	$107
Unamortized investment tax credits	$140	$162
Storm and property insurance reserve (see Note 15 - Insurance)	$235	$229

The amounts presented above exclude clause-related regulatory assets and liabilities that are recovered or refunded over the next twelve-month period. Those amounts are included in deferred clause expenses and deferred clause revenues on the consolidated balance sheets. Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets utilized by these programs, include substantially all fuel, purchased power and interchange expenses, conservation- and environmental-related expenses, certain revenue taxes and franchise fees. Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net under- or over-recovery. Any under-recovered costs or over-recovered revenues are collected from or returned to customers in subsequent periods.

At December 31, 2000, FPL had $259 million of noncurrent under-recovered fuel costs which were included in other assets. The noncurrent portion of under-recovered fuel costs resulted from the FPSC allowing FPL to recover $518 million of under-recovered fuel costs over a two-year period beginning January 2001, rather than the typical one-year time frame. FPL also agreed that instead of receiving a return at the commercial paper rate on this unrecovered portion through the fuel and purchased power cost recovery clause (fuel clause), the under-recovery will be included as a rate base regulatory asset over the two-year recovery period.

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

Various states, other than Florida, have enacted legislation or have state commissions that issued orders designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers. Similar initiatives are also being pursued on the federal level. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generating assets should be separated from transmission, distribution and other assets. It is generally believed transmission and distribution activities would remain regulated.

In 2000, the Governor of Florida signed an executive order creating the Energy 2020 Study Commission to propose an energy plan and strategy for Florida. The commission chose to split the energy study between wholesale and retail competition. In January 2001, the commission issued an interim report containing a proposal for restructuring Florida's wholesale electricity market, and no action was taken in the 2001 legislative session, which ended in May 2001. In December 2001, the commission issued a final report that recommended the removal of statutory barriers to entry for merchant plants and, according to the report, provides a discretionary transition to a "level playing field" for all generating assets. Under the commission's proposal, investor-owned utilities such as FPL could, at their discretion, transfer or sell their existing generating assets. The utility would have the right to six-year cost-based transition contracts to commit the capacity of assets sold or transferred back to the utility. Transfers to affiliates would be at net book value. Gains on sales of existing generating assets within the transition contract period would be shared with customers. Any losses would be absorbed by the utility's shareholders. The load-serving utilities would acquire new capacity through competitive bidding (which would be required if acquired from affiliates), negotiated contracts or from the short-term (spot) market. Transmission assets could be transferred (at net book value) to, or operated by, a FERC-approved regional transmission organization (RTO). The final report recommends no change to the retail competition structure until an effective competitive wholesale market has been developed. The commission's proposal may be addressed in the legislative session which takes place from January through March 2002, or in a subsequent session. In addition, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions.

In 1999, the FERC issued its final order on RTOs which, under a variety of structures, provides for the independent operation of transmission systems for a given geographic area. In November 2001, the FERC issued an order providing guidance on how the FERC will proceed with the RTO development. The issues of scope and governance will be addressed within individual RTO dockets, after consultation with the state utility commissions. The issues of standardization of tariffs and market design will be addressed in a separate rulemaking docket. With regard to the operational deadline of the RTOs initially set for December 15, 2001, the FERC, in consultation with the state utility commissions, will set revised timelines in each of the individual RTO dockets.

FPL as well as other investor-owned utilities in Florida had requested that the FPSC open a separate generic docket to address issues related to the utilities' participation in an independent RTO, pursuant to the FERC's 1999 order on RTOs. In June 2001, the FPSC decided to address on an expedited basis the RTO matters in conjunction with the base rate proceeding instead of in a generic docket. In December 2001, the FPSC ordered the utilities to file a modified RTO proposal by March 20, 2002. The FPSC has stated that the proposal should not involve the divestiture of transmission assets initially, but does not preclude the RTO from building or owning transmission assets in the future. In addition, the FPSC urged the utilities to continue participation in discussions with the FERC initiated in mid-2001 regarding the creation of a single RTO for the Southeast region of the United States, but did not recommend them joining it now. For subsequent events, see Note 18 -RTO.

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed. Unbilled base revenues are included in customer receivables and amounted to $146 million and $137 million at December 31, 2001 and 2000, respectively. FPL's operating revenues also include amounts resulting from cost recovery clauses (see Regulation), certain revenue taxes and franchise fees. The majority of the energy produced by FPL Energy's independent power projects is sold through power sales agreements with utilities and revenue is recorded as electricity is delivered.

FPL's current rate agreement, which became effective April 15, 1999 and expires on April 14, 2002, provides for a $350 million reduction in annual revenues from retail base operations allocated to all customers on a cents-per-kilowatt-hour basis. Additionally, the agreement sets forth a revenue sharing mechanism for each of the twelve-month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold are required to be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL. Revenues from retail base operations in excess of a second threshold are required to be refunded 100% to retail customers. For the twelve-month period ending April 14, 2002, the first threshold is $3.5 billion and the second threshold is $3.656 billion.

The accrual for the refund associated with the revenue sharing mechanism is computed monthly for each twelve-month period of the rate agreement. At the beginning of each twelve-month period, planned revenues are reviewed to determine if it is probable that the threshold will be exceeded. If so, an accrual is recorded each month for a portion of the anticipated refund based on the relative percentage of year-to-date planned revenues to the total estimated revenues for the twelve-month period, plus accrued interest. In addition, if in any month actual revenues are above or below planned revenues, the accrual is increased or decreased as necessary to recognize the effect of this variance on the expected refund amount. The annual refund (including interest) is paid to customers as a credit to their June electric bill. At December 31, 2001 and 2000, the accrual for the revenue refund was approximately $62 million and $57 million, respectively.

The rate agreement also lowered FPL's authorized regulatory return on common equity (ROE) range to 10% - 12%. During the term of the agreement, the achieved ROE may from time to time be outside the authorized range, and the revenue sharing mechanism described above is specified to be the appropriate and exclusive mechanism to address that circumstance. For purposes of calculating ROE, the agreement establishes a cap on FPL's adjusted equity ratio of 55.83%. The adjusted equity ratio reflects a discounted amount for off-balance sheet obligations under certain long-term purchased power contracts. Finally, the rate agreement established a new special depreciation program (see Electric Plant, Depreciation and Amortization) and includes provisions which limit depreciation rates and accruals for nuclear decommissioning and fossil dismantlement costs to the then approved levels and limit amounts recoverable under the environmental compliance cost recovery clause during the term of the rate agreement.

In May 2001, the FPSC ordered FPL to submit minimum filing requirements (MFRs) to initiate a base rate proceeding regarding FPL's future retail rates. FPL completed the filing of MFRs with the FPSC on October 15, 2001 and supplemented these filings with information filed on November 9, 2001. Hearings are scheduled for April 2002 and a final decision is scheduled for June 2002. Any change in base rates would not become effective until after the expiration of FPL's current rate agreement on April 14, 2002. FPL is conducting settlement discussions with the FPSC staff, the State of Florida Office of Public Counsel and other parties. Also, as part of the rate case, the FPSC will consider FPL's request to increase the annual accrual to the storm and property insurance reserve fund (storm fund) by $30 million to $50.3 million. FPL has requested approval to establish a corresponding storm fund reserve objective of $500 million to be achieved over five years. At December 31, 2001, the storm fund reserve totaled approximately $235 million. See Storm Fund. For subsequent events, see Note 18 - Base Rate Proceeding.

Electric Plant, Depreciation and Amortization - The cost of additions to units of utility property of FPL and FPL Energy is added to electric utility plant. In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less net salvage, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. At December 31, 2001, the electric generating, transmission, distribution and general facilities of FPL represented approximately 44%, 13%, 37% and 6%, respectively, of FPL's gross investment in electric utility plant in service. Substantially all electric utility plant of FPL is subject to the lien of a mortgage securing FPL's first mortgage bonds. FPL Energy's Doswell generating facility is encumbered by liens against its assets securing bonds issued by an FPL Energy subsidiary in July 2001.

Depreciation of electric property is primarily provided on a straight-line average remaining life basis. FPL includes in depreciation expense a provision for fossil plant dismantlement and nuclear plant decommissioning (see Decommissioning and Dismantlement of Generating Plant). For substantially all of FPL's property, depreciation studies are performed and filed with the FPSC at least every four years. In April 1999, the FPSC granted final approval of FPL's most recent depreciation studies, which were effective January 1, 1998. The weighted annual composite depreciation rate for FPL's electric plant in service was approximately 4.2% for 2001, 4.2% for 2000 and 4.3% for 1999, excluding the effects of decommissioning and dismantlement. Further, these rates exclude the special and plant-related deferred cost amortization discussed below.

Under the current rate agreement that reduced FPL's base rates (see Revenues and Rates), the FPSC allowed FPL to recover, as special depreciation, up to $100 million in each year of the three-year agreement period. The additional depreciation recovery was required to be applied to nuclear and/or fossil generating assets. Under this depreciation program, FPL recorded $100 million of special depreciation in the first twelve-month period and $71 million through December 31, 2000 of the second twelve-month period. Through December 31, 2001, FPL has not recorded any special depreciation for the third twelve-month period. On a calendar year basis, FPL recorded approximately $101 million and $70 million of special depreciation in 2000 and 1999, respectively, and nothing in 2001. FPL also recorded special amortization in the amount of $63 million in 1999 under a previous program approved by the FPSC. These costs are considered recoverable costs and are monitored through the monthly reporting process with the FPSC.

Nuclear Fuel - FPL leases nuclear fuel for all four of its nuclear units. Nuclear fuel lease expense was $70 million, $82 million and $83 million in 2001, 2000 and 1999, respectively. Included in this expense was an interest component of $5 million, $9 million and $8 million in 2001, 2000 and 1999, respectively. Nuclear fuel lease payments and a charge for spent nuclear fuel disposal are charged to fuel expense on a unit of production method. These costs are recovered through the fuel clause. Under certain circumstances of lease termination, FPL is required to purchase all nuclear fuel in whatever form at a purchase price designed to allow the lessor to recover its net investment cost in the fuel, which totaled $133 million at December 31, 2001. For ratemaking, these leases are classified as operating leases. For financial reporting, the capital lease obligation is recorded at the amount due in the event of lease termination.

Decommissioning and Dismantlement of Generating Plant - FPL accrues nuclear decommissioning costs over the expected service life of each unit. Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval. FPL's latest nuclear decommissioning studies were approved by the FPSC in December 2001 and are effective in May 2002. The changes include a reduction in the annual decommissioning expense accrual to $79 million from $85 million and the reclassification of approximately $99 million of accumulated nuclear amortization to a regulatory liability, which will be amortized over the remaining life of the nuclear units. These studies assume prompt dismantlement for the Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2012 and 2013, respectively, when the current operating licenses expire. Current plans, which are consistent with the term of the existing operating licenses, call for St. Lucie Unit No. 1 to be mothballed beginning in 2016 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 beginning in 2023. These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. government facility. The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage, to be $6.4 billion. Decommissioning expense accruals included in depreciation and amortization expense, were $85 million in each of the years 2001, 2000 and 1999. FPL's portion of the ultimate cost of decommissioning its four units, expressed in 2001 dollars, is currently estimated to aggregate $1.9 billion. At December 31, 2001 and 2000, the accumulated provision for nuclear decommissioning totaled approximately $1.7 billion and $1.5 billion, respectively, and is included in accumulated depreciation. See Electric Plant, Depreciation and Amortization and Accounting for Asset Retirement Obligations.

Similarly, FPL accrues the cost of dismantling its fossil fuel plants over the expected service life of each unit. Fossil fuel plant dismantlement studies are performed and filed with the FPSC at least every four years. FPL's latest fossil fuel plant dismantlement studies were effective January 1, 1999. Fossil dismantlement expense was $16 million in 2001, $14 million in 2000 and $17 million in 1999 and is included in depreciation and amortization expense. FPL's portion of the ultimate cost to dismantle its fossil units is $482 million. At December 31, 2001 and 2000, the accumulated provision for fossil dismantlement totaled $253 million and $246 million, respectively, and is included in accumulated depreciation. See Electric Plant, Depreciation and Amortization.

Restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units are included in special use funds of FPL. Securities held in the decommissioning funds are carried at market value with market adjustments resulting in a corresponding adjustment to the accumulated provision for nuclear decommissioning. See Note 3 - Special Use Funds. Contributions to the funds are based on current period decommissioning expense. Additionally, fund earnings, net of taxes are reinvested in the funds. The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Accrual for Major Maintenance Costs - Consistent with regulatory treatment, FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage. The accrual for nuclear maintenance costs at December 31, 2001 and 2000 totaled $23 million and $31 million, respectively, and is included in other liabilities. Any difference between the estimated and actual costs is included in O&M expenses when known.

FPL Energy's estimated major maintenance costs for each unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage. The accrual for FPL Energy's major maintenance costs totaled $28 million and $33 million at December 31, 2001 and 2000, respectively. Any difference between the estimated and actual costs is included in O&M expenses when known.

Construction Activity - In accordance with FPSC guidelines, FPL has elected not to capitalize interest or a return on common equity on construction projects. The cost of these construction projects is allowed as an element of rate base. FPL Group's unregulated operations capitalize interest on construction projects. Capitalized interest amounted to $55 million, $23 million and $9 million in 2001, 2000 and 1999, respectively.

Storm Fund - The storm fund provides coverage toward storm damage costs and possible retrospective premium assessments stemming from a nuclear incident under the various insurance programs covering FPL's nuclear generating plants. Securities held in the fund are carried at market value with market adjustments resulting in a corresponding adjustment to the storm and property insurance reserve. See Note 3 - Special Use Funds and Note 15 - Insurance. Fund earnings, net of taxes, are reinvested in the fund. The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes. For information concerning FPL's request to the FPSC for an increase in contributions to the storm fund, see Revenues and Rates.

Investments in Partnerships and Joint Ventures - FPL Energy has non-controlling non-majority owned interests in partnerships and joint ventures, essentially all of which are accounted for under the equity method. At December 31, 2001 and 2000, FPL Energy's investment in partnerships and joint ventures totaled $276 million and $196 million, respectively, which are included in other investments on FPL Group's consolidated balance sheets. FPL Energy provides certain services to the partnerships and joint ventures, including O&M and business management services. FPL Group's operating revenues for the years ended December 31, 2001, 2000 and 1999 include approximately $14 million, $15 million and $12 million, respectively, related to such services. The receivables at December 31, 2001 and 2000 for these services, as well as payroll and other payments made on behalf of these investments, were approximately $23 million and $20 million, respectively, and are included in other current assets on FPL Group's consolidated balance sheets. For information regarding notes receivable from these investments, see Note 3.

Investments in Leveraged Leases - Subsidiaries of FPL Group have investments in leveraged leases, which at December 31, 2001 and 2000, totaled $155 million and $154 million, respectively, and are included in other investments on FPL Group's consolidated balance sheets. The related deferred tax liabilities totaled $135 million and $143 million at December 31, 2001 and 2000, respectively, and are included in accumulated deferred income taxes.

Impairment of Long-Lived Assets - FPL Group evaluates on an ongoing basis the recoverability of its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." See Note 13.

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

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities. FPL Group's subsidiaries are included in the consolidated federal income tax return and determine their income tax provisions on the "separate return method." The deferred regulatory credit - income taxes of FPL represents the revenue equivalent of the difference in accumulated deferred income taxes computed under FAS 109, "Accounting for Income Taxes," as compared to regulatory accounting rules. This amount is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities which resulted in the initial recognition of the deferred tax amount. Investment tax credits (ITC) for FPL are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Energy Trading - FPL Energy engages in limited energy trading activities to optimize the value of electricity and fuel contracts and generating facilities, as well as to take advantage of expected favorable commodity price movements. These activities are accounted for at market value. FPL Energy's unrealized net trading gains and losses are recognized in other - net in FPL Group's consolidated statements of income. FPL Energy's realized gains and losses from trading in financial instruments are recorded net in operating revenues and realized gains and losses from trading in physical power contracts are recorded gross in operating revenues and fuel, purchased power and interchange in FPL Group's consolidated statements of income.

Goodwill and Other Intangible Assets - Effective January 1, 2002, FPL Group adopted FAS 142, "Goodwill and Other Intangible Assets." Under this statement, the amortization of goodwill is no longer permitted. Instead, goodwill is assessed for impairment at least annually by applying a fair-value based test, with the initial impairment test to be completed by June 30, 2002. FPL Group recorded approximately $10 million in goodwill amortization expense in 2001. At December 31, 2001, FPL Group had approximately $365 million of goodwill recorded in other assets. Management is in the process of conducting the initial impairment test and is unable to estimate the effect, if any, on FPL Group's financial statements.

Accounting for Asset Retirement Obligations - In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, "Accounting for Asset Retirement Obligations." The statement requires that a liability for the fair value of an asset retirement obligation be recognized in the period in which it is incurred with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. FPL and FPL Energy currently accrue for asset retirement obligations over the life of the related asset through depreciation and O&M expenses, respectively. At FPL, the net effect of recording the full fair value of asset retirement obligations and the associated increase in assets pursuant to FAS 143 will, in accordance with regulatory treatment, be recorded as a regulatory asset. Management is in the process of evaluating the impact of implementing FAS 143 and is unable to estimate the effect, if any, on FPL Group's and FPL's financial statements. FPL Group and FPL will be required to adopt FAS 143 beginning in 2003. See Decommissioning and Dismantlement of Generating Plant.

2. Employee Retirement Benefits

FPL Group and its subsidiaries sponsor a noncontributory defined benefit pension plan and defined benefit postretirement plans for health care and life insurance benefits (other benefits) for substantially all employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets and a statement of the funded status:

Pension Benefits	Other Benefits

2001	2000	2001	2000

(millions)
Change in benefit obligation:
Obligation at October 1 of prior year	$1,205	$1,178	$350	$335
Service cost	48	44	6	5
Interest cost	82	77	23	22
Participant contributions	-	-	1	1
Plan amendments	42	6	-	-
Actuarial (gains) losses - net	55	(20)	29	4
Benefit payments	(79)	(80)	(22)	(17)

Obligation at September 30	1,353	1,205	387	350

Change in plan assets:
Fair value of plan assets at October 1 of prior year	2,750	2,555	98	111
Actual return on plan assets	(117)	284	(1)	7
Participant contributions	-	-	1	1
Benefit payments and expenses	(87)	(89)	(24)	(21)

Fair value of plan assets at September 30	2,546	2,750	74	98

Funded Status:
Funded status at September 30	1,193	1,545	(313)	(252)
Unrecognized prior service cost	(39)	(76)	-	-
Unrecognized transition (asset) obligation	(70)	(93)	38	42
Unrecognized (gain) loss	(591)	(993)	53	15

Prepaid (accrued) benefit cost at FPL Group at December 31	$493	$383	$(222)	$(195)

Prepaid (accrued) benefit cost at FPL at December 31	$473	$371	$(216)	$(191)

The following table provides the components of net periodic benefit cost for the plans:

Pension Benefits	Other Benefits

Years Ended December 31,	Years Ended December 31,

2001	2000	1999	2001	2000	1999

(millions)

Service cost	$48	$44	$46	$6	$5	$6
Interest cost	82	77	71	24	21	21
Expected return on plan assets	(185)	(172)	(156)	(7)	(7)	(7)
Amortization of transition (asset) obligation	(23)	(23)	(23)	3	4	3
Amortization of prior service cost	5	(7)	(8)	-	-	-
Amortization of (gains) losses	(37)	(31)	(22)	-	-	1
Effect of Maine acquisition	-	-	-	-	-	2

Net periodic (benefit) cost at FPL Group	$(110)	$(112)	$(92)	$26	$23	$26

Net periodic (benefit) cost at FPL	$(102)	$(108)	$(89)	$25	$23	$23

The weighted-average discount rate used in determining the benefit obligations was 6.25% and 6.75% for 2001 and 2000, respectively. The assumed level of increase in future compensation levels was 5.5% for all years. The expected long-term rate of return on plan assets was 7.75% for all years.

Based on the current discount rates and current health care costs (as related to other benefits), the projected 2002 trend assumptions used to measure the expected cost of benefits covered by the plans are 5.4% for persons up to age 65 and 5.2% thereafter. The rate is assumed to decrease over the next two years to the ultimate trend rate of 5% for all age groups and remain at that level thereafter.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A 1% increase or decrease in assumed health care cost trend rates would have a corresponding effect on the service and interest cost components and the accumulated obligation of other benefits of approximately $1 million and $12 million, respectively.

3. Financial Instruments

The carrying amounts of cash equivalents, commercial paper and note payable approximate fair values. At December 31, 2001 and 2000, other investments of FPL Group included financial instruments of approximately $600 million and $300 million, respectively, the majority of which consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value. Notes receivable (long-and short-term) include approximately $120 million and $160 million at December 31, 2001 and 2000, respectively, due from partnerships and joint ventures in which FPL Energy has an ownership interest. The notes receivable mature 2002-14 and the majority bear interest at variable rates, which ranged from 5.575% to 8.7% at December 31, 2001 and 7% to 11.66% at December 31, 2000. Interest income on these notes totaling approximately $12 million, $13 million and $11 million for the years ended December 31, 2001, 2000 and 1999, respectively, is included in other - net in FPL Group's consolidated statements of income. The associated receivables as of December 31, 2001 and 2000 were approximately $0.5 million and $2 million, respectively, and are included in other current assets on FPL Group's consolidated balance sheets.

The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

December 31,

2001	2000

Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

(millions)
Long-term debt of FPL, including current maturities	$2,579	$2,653	(a)	$2,642	$2,621	(a)
Long-term debt of FPL Group, including current maturities	$4,890	$5,080	(a)	$4,041	$4,080	(a)
_____________________
(a)	Based on quoted market prices for these or similar issues.

Special Use Funds - The special use funds consist of storm fund assets totaling $145 million and $140 million, and nuclear decommissioning fund assets totaling $1.463 billion and $1.357 billion at December 31, 2001 and 2000, respectively. Securities held in the special use funds are carried at estimated fair value based on quoted market prices. The nuclear decommissioning fund consists of approximately 40% equity securities and 60% municipal, government, corporate and mortgage- and other asset-backed debt securities with a weighted-average maturity of approximately eight years. The storm fund primarily consists of municipal debt securities with a weighted-average maturity of approximately five years. The cost of securities sold is determined on the specific identification method. The funds had approximate realized gains of $30 million and approximate realized losses of $16 million in 2001, $8 million and $15 million in 2000 and $32 million and $22 million in 1999, respectively. The funds had unrealized gains of approximately $208 million and $258 million at December 31, 2001 and 2000, respectively; the unrealized losses at those dates were approximately $9 million and $4 million. The proceeds from the sale of securities in 2001, 2000 and 1999 were approximately $1.8 billion, $2.0 billion and $2.7 billion, respectively.

4. Common Stock
Earnings per share - The reconciliation of basic and diluted earnings per share is shown below:

Years Ended December 31,

2001	2000	1999

(millions, except per share amounts)

Numerator (basic and assuming dilution):
Net income	$781	$704	$697

Denominator:
Weighted-average number of shares outstanding - basic	168.7	169.9	171.3
Performance awards and options	0.2	0.3	0.2

Weighted-average number of shares outstanding - assuming dilution	168.9	170.2	171.5

Earnings per share:
Basic	$4.63	$4.14	$4.07
Assuming dilution	$4.62	$4.14	$4.07
Shares issuable upon the exercise of stock options, which were not included in the denominator above due to their antidilutive effect, were 1.6 million in 2001, none in 2000 and 0.2 million in 1999.

In February 2002, FPL Group issued publicly-traded equity units which include a purchase contract that will be reflected in diluted earnings per share calculations using the treasury stock method. See Note 8.

Common Stock Dividend Restrictions - FPL Group's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. FPL's charter and a mortgage securing FPL's first mortgage bonds contain provisions that, under certain conditions, restrict the payment of dividends and other distributions to FPL Group. These restrictions do not currently limit FPL's ability to pay dividends to FPL Group. In 2001, 2000 and 1999, FPL paid, as dividends to FPL Group, its net income available to FPL Group on a one-month lag basis.

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

ESOP-related compensation expense of approximately $24 million, $22 million and $21 million in 2001, 2000 and 1999, respectively, was recognized based on the fair value of shares allocated to employee accounts during the period. Interest income on the ESOP loan is eliminated in consolidation. ESOP-related unearned compensation included as a reduction of shareholders' equity at December 31, 2001 was approximately $202 million, representing 7 million unallocated shares at the original issue price of $29 per share. The fair value of the ESOP-related unearned compensation account using the closing price of FPL Group stock at December 31, 2001 was approximately $393 million.

Long-Term Incentive Plan - At December 31, 2001, approximately 9 million shares of common stock are reserved and 8.7 million available for awards to officers and employees of FPL Group and its subsidiaries under FPL Group's long-term incentive plan. Restricted stock is issued at market value at the date of grant, typically vests within four years and is subject to, among other things, restrictions on transferability. Performance awards are typically payable at the end of a three- or four-year performance period and are subject to risk of forfeiture if the specified performance criteria are not met within the vesting period.

The changes in awards under the incentive plan are as follows:
Options (a)

Restricted Stock	Performance Awards (a)	Number	Weighted-Average Exercise Price

Balances, December 31, 1998	216,800	510,620	-	-
Granted	210,100	(b)	294,662	(c)	1,300,000	(d)	$51.53
Paid/released	-	(78,640)	-	-
Forfeited	(13,500)	(80,027)	(200,000)	$51.16

Balances, December 31, 1999	413,400	646,615	1,100,000	$51.59
Granted	28,350	(b)	465,614	(c)	564,950	(d)	$39.64
Paid/released/exercised	(264,800)	(1,038,375)	(1,060,726)	$49.88
Forfeited	(95,700)	(54,854)	(212,056)	$50.51

Balances, December 31, 2000	81,250	19,000	392,168	$39.58
Granted	263,825	(b)	617,420	(c)	2,009,200	(d)	$62.04
Paid/released/exercised	(6,600)	(41,492)	(120,380)	$39.01
Forfeited	(30,750)	(49,849)	(137,174)	$62.61

Balances, December 31, 2001	307,725	545,079	2,143,814	(e)	$59.19

_____________________
(a)

Performance awards and options resulted in 169,621, 373,431 and 252,572 assumed incremental shares of common stock outstanding for purposes of computing diluted earnings per share in 2001, 2000 and 1999, respectively.

(b)	The weighted-average grant date fair value of restricted stock granted in 2001, 2000 and 1999 was $60.19, $45.55 and $53.21 per share, respectively.
(c)	The weighted-average grant date fair value of performance awards in 2001, 2000 and 1999 was $70.25, $41.25 and $61.19 per share, respectively.
(d)	The exercise price of each option granted in 2001, 2000 and 1999 equaled the market price of FPL Group stock on the date of grant.
(e)

Of the options outstanding at December 31, 2001, 271,514 options were exercisable and had an exercise price ranging from $38.13 to $47.63 per share with a weighted-average exercise price of $39.83 per share and a weighted-average remaining contractual life of 8.2 years. The remainder of the outstanding options had exercise prices ranging from $54.00 to $65.13 per share with a weighted-average exercise price of $61.99 per share and a weighted-average remaining contractual life of 9.3 years.

FAS 123, "Accounting for Stock-Based Compensation," encourages a fair value based method of accounting for stock-based compensation. FPL Group, however, uses the intrinsic value based method of accounting as permitted by the statement. Stock-based compensation expense was approximately $22 million, $80 million and $13 million in 2001, 2000 and 1999, respectively. Stock-based compensation expense in 2000 reflects merger-related costs associated with the change in control provisions in FPL Group's long-term incentive plan. Compensation expense for restricted stock and performance shares is the same under the fair value and the intrinsic value based methods. Had compensation expense for the options been determined as prescribed by the fair value based method, FPL Group's net income and earnings per share would have been $775 million and $4.60 ($4.59 assuming dilution) in 2001, $696 million and $4.10 ($4.09 assuming dilution) in 2000 and $696 million and $4.06 (basic and assuming dilution) in 1999, respectively.

The fair value of the options granted in 2001, 2000 and 1999 were estimated on the date of the grant using the Black-Scholes option-pricing model with a weighted-average expected dividend yield of 4.23%, 3.82% and 3.81%, a weighted-average expected volatility of 19.01%, 20.27% and 17.88%, a weighted-average risk-free interest rate of 4.98%, 6.59% and 5.46% and a weighted-average expected term of 7 years, 10 years and 9.3 years, respectively.

Other - Each share of common stock has been granted a Preferred Share Purchase Right (Right), at an exercise price of $120, subject to adjustment, in the event of certain attempted business combinations. The Rights will cause substantial dilution to a person or group attempting to acquire FPL Group on terms not approved by FPL Group's board of directors.

5. Accounting for Derivative Instruments

Effective January 1, 2001, FPL Group and FPL adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and 138 (collectively, FAS 133). As a result, beginning in January 2001, derivative instruments are recorded on FPL Group's and FPL's balance sheets as either an asset or liability (in other current assets, other assets, other current liabilities and other liabilities) measured at fair value. FPL Group and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in fuel purchases and electricity sales, as well as to optimize the value of power generation assets.

At FPL, changes in fair value are deferred as a regulatory asset or liability until the contracts are settled. Upon settlement, any gains or losses will be passed through the fuel clause and the capacity cost recovery clause (capacity clause).

For FPL Group's unregulated operations, predominantly FPL Energy, changes in the derivatives' fair value are recognized currently in earnings (in other - net) unless hedge accounting is applied. While substantially all of FPL Energy's derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective. The hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. Hedges are considered highly effective when a correlation coefficient of .8 or higher is achieved. Substantially all of the transactions that FPL Group has designated as hedges are cash flow hedges which have expiration dates through December 2005. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are included within the line items in the statements of income to which they relate.

In January 2001, FPL Group recorded in other - net a $2 million loss as the cumulative effect on FPL Group's earnings of a change in accounting principle representing the effect of those derivative instruments for which hedge accounting was not applied. For those contracts where hedge accounting was applied, the adoption of the new rules resulted in a credit of approximately $10 million to other comprehensive income for FPL Group.

During 2001, the FASB discussed and, from time to time throughout the year, issued guidance regarding when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133. In December 2001, final guidance on these issues was released and will be effective beginning April 1, 2002. Management is in the process of evaluating the new guidance and is unable to estimate the effects, if any, on FPL Group's and FPL's financial statements. One possible result of management's evaluation could be that certain of these contracts will have to be recorded on the balance sheet at fair value, with changes in fair value recorded in the income statement each reporting period.

6. Comprehensive Income
The following table provides the components of comprehensive income and accumulated other comprehensive income (loss):

		Accumulated Other Comprehensive Income (Loss)

	Net Income	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total	Comprehensive Income

	(millions)
Balances, December 31, 1998		$-	$1	$1
Net income	$697				$697
Net unrealized loss on securities (net of $1 tax benefit)		-	(2)	(2)	(2)

Balances, December 31, 1999		-	(1)	(1)	$695

Net income	$704				$704
Net unrealized gain on securities (net of $1 tax expense)		-	1	1	1

Balances, December 31, 2000		-	-	-	$705

Net income	$781				$781
Net unrealized loss on cash flow hedges:
FAS 133 transition adjustment (net of $6 tax expense)		10	-	10	10
Net unrealized loss (net of $13 tax benefit)		(21)	-	(21)	(21)
Reclassification adjustment (net of $2 tax expense)		3	-	3	3

Balances, December 31, 2001		$(8)	$-	$(8)	$773

7. Preferred Stock

FPL Group's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value. None of these shares is outstanding. FPL Group has reserved 3 million shares for issuance upon exercise of preferred share purchase rights which expire in June 2006. Preferred stock of FPL consists of the following:(a)

		December 31, 2001

		Shares Outstanding	Redemption Price		December 31,

					2001	2000

					(millions)
Cumulative, $100 Par Value, without sinking fund requirements,
	authorized 15,822,500 shares:
	4 1/2% Series	100,000	$101.00		$10	$10
	4 1/2% Series A	50,000	$101.00		5	5
	4 1/2% Series B	50,000	$101.00		5	5
	4 1/2% Series C	62,500	$103.00		6	6
	4.32% Series D	50,000	$103.50		5	5
	4.35% Series E	50,000	$102.00		5	5
	6.98% Series S	750,000	$103.49	(b)	75	75
	7.05% Series T	500,000	$103.52	(b)	50	50
	6.75% Series U	650,000	$103.37	(b)	65	65

Total preferred stock of FPL		2,262,500			$226	$226

_____________________
(a)

FPL's charter also authorizes the issuance of 5 million shares of subordinated preferred stock, no par value. None of these shares is outstanding. There were no issuances or redemptions of preferred stock in 2001, 2000 or 1999.

(b)	Not callable prior to 2003.
8. Debt
Long-term debt consists of the following:
	December 31,

	2001	2000

	(millions)
FPL:
First mortgage bonds:
Maturing through 2005 - 6 5/8% to 6 7/8%	$725	$725
Maturing 2008 through 2016 - 5 7/8% to 7.3%	650	650
Maturing 2023 through 2026 - 7% to 7 3/4%	516	516
Medium-term notes - maturing 2003 - 5.79%	70	70
Pollution control and industrial development series -
maturing 2023 through 2027 - 6.7% to 7.5%	24	41
Pollution control, solid waste disposal and industrial development revenue bonds -
maturing 2020 through 2029 - variable, 2.8% and 3.4% average
annual interest rates, respectively	609	658
Unamortized discount	(15)	(18)

Total long-term debt of FPL	2,579	2,642
Less current maturities, included in other current liabilities	-	65

Long-term debt of FPL, excluding current maturities	2,579	2,577

FPL Group Capital:
Debentures - maturing 2004 through 2009 - 6 1/8% to 7 5/8%	1,900	1,400
Other long-term debt - maturing 2013 - 7.35%	5	5
Unamortized discount	(8)	(6)

Total long-term debt of FPL Group Capital	1,897	1,399

FPL Energy:
Senior secured bonds - maturing 2019 - 7.52%	414	-
Less current maturities, included in other current liabilities	32	-

Long-term debt of FPL Energy, excluding current maturities	382	-

Total long-term debt	$4,858	$3,976

Minimum annual maturities of long-term debt for FPL Group are approximately $32 million, $205 million, $337 million, $541 million and $635 million for 2002, 2003, 2004, 2005 and 2006, respectively. The corresponding amounts for FPL are $170 million, $125 million and $500 million for 2003, 2004 and 2005, respectively.

At December 31, 2001, commercial paper borrowings and FPL Group's note payable had a weighted-average interest rate of 2.19% for FPL Group (1.83% for FPL). Available lines of credit aggregated $3 billion ($2 billion for FPL Group Capital and $1 billion for FPL) at December 31, 2001, all of which were based on firm commitments.

In February 2002, FPL Group sold a total of 11.5 million publicly-traded equity units known as Corporate Units, and in connection with that financing, FPL Group Capital issued $575 million principal amount of 4.75% debentures due February 16, 2007. The interest rate on the debentures is expected to be reset on or after November 16, 2004. Payment of FPL Group Capital debentures is absolutely, irrevocably and unconditionally guaranteed by FPL Group. Each Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder will purchase $50 of FPL Group common shares on or before February 16, 2005, and FPL Group will make payments of 3.75% of the unit's $50 stated value until the shares are purchased. Under the terms of the purchase contracts, FPL Group will issue between 9,271,300 and 10,939,950 shares of common stock in connection with the settlement of the purchase contracts (subject to adjustment in certain circumstances). Prior to the issuance of FPL Group's common stock, the purchase contracts will be reflected in FPL Group's diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of FPL Group common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by FPL Group in the market, at the average market price during the period, using the proceeds receivable upon settlement. Consequently, FPL Group anticipates that there will not be a dilutive effect on its earnings per share except during periods when the average market price of its common stock is above $62.02.

9. Income Taxes
The components of income taxes are as follows:
	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2001	2000	1999	2001	2000	1999

	(millions)
Federal:
Current	$432	$77	$511	$543	$87	$383
Deferred	(49)	239	(196)	(190)	231	(88)
ITC and other - net	(49)	(35)	(29)	(22)	(22)	(21)

Total federal	334	281	286	331	296	274

State:
Current	55	6	55	90	13	62
Deferred	(10)	49	(18)	(28)	42	(9)

Total state	45	55	37	62	55	53

Income taxes charged to operations - FPL				393	351	327
Credited to other income (deductions) - FPL				(10)	(10)	(3)

Total income taxes	$379	$336	$323	$383	$341	$324

A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:

	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2001	2000	1999	2001	2000	1999

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	2.5	3.5	2.4	3.7	3.7	3.8
Amortization of ITC	(1.9)	(2.1)	(2.1)	(2.0)	(2.3)	(2.3)
Production tax credits - FPL Energy	(2.3)	(1.3)	(0.8)	-	-	-
Amortization of deferred regulatory credit - income taxes	(1.0)	(1.2)	(1.3)	(1.1)	(1.3)	(1.5)
Adjustments of prior years' tax matters	(0.8)	(2.7)	(2.7)	(0.6)	-	(0.1)
Preferred stock dividends - FPL	0.5	0.5	0.5	-	-	-
Other - net	0.7	0.6	0.6	0.6	0.3	0.5

Effective income tax rate	32.7%	32.3%	31.6%	35.6%	35.4%	35.4%

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:
	FPL Group		FPL

	December 31,		December 31,

	2001	2000	2001	2000

	(millions)
Deferred tax liabilities:
Property-related	$1,294	$1,338	$1,196	$1,291
Investment-related	466	398	-	-
Other	545	630	431	520

Total deferred tax liabilities	2,305	2,366	1,627	1,811

Deferred tax assets and valuation allowance:
Asset writedowns and capital loss carryforward	159	156	-	-
Unamortized ITC and deferred regulatory credit - income taxes	88	104	88	104
Storm and decommissioning reserves	292	277	292	277
Other	489	474	377	346
Valuation allowance	(25)	(23)	-	-

Net deferred tax assets	1,003	988	757	727

Accumulated deferred income taxes	$1,302	$1,378	$870	$1,084

The carryforward period for a capital loss from the disposition in a prior year of an FPL Group Capital subsidiary expired at the end of 1996. The amount of the deductible loss from this disposition was limited by Internal Revenue Service (IRS) rules. FPL Group is challenging the IRS loss limitation and the IRS is disputing certain other positions taken by FPL Group. Tax benefits, if any, associated with these matters will be reported in future periods when resolved. For subsequent events, see Note 18 - Income Taxes.

10. Jointly-Owned Electric Utility Plant

FPL owns approximately 85% of St. Lucie Unit No. 2, 20% of the St. Johns River Power Park units and coal terminal and approximately 76% of Scherer Unit No. 4. At December 31, 2001, the proportionate share of FPL's gross investment in these units was $1.171 billion, $328 million and $566 million, respectively; accumulated depreciation was $793 million, $178 million and $308 million, respectively.

FPL is responsible for its share of the operating costs, as well as providing its own financing. These costs are included in FPL Group's and FPL's consolidated statements of income. At December 31, 2001, there was no significant balance of construction work in progress on these facilities. See Note 15 - Litigation.

11. Merger

In July 2000, FPL Group and Entergy Corporation (Entergy) announced a proposed merger, which was approved by the shareholders of the respective companies in December 2000. Subsequently, a number of factors led FPL Group to conclude the merger would not achieve the synergies or create the shareholder value originally contemplated when the merger was announced. As a result, on April 1, 2001, FPL Group and Entergy mutually terminated the merger agreement. Both companies agreed that no termination fee is payable under the terms of the merger agreement as a result of this termination. Each company will bear its own merger-related expenses.

FPL Group recorded $30 million and $67 million in merger-related expenses in 2001 and 2000, respectively, of which FPL recorded $26 million ($16 million after-tax) and $62 million ($38 million after-tax). FPL Energy recorded $2 million ($1 million after-tax) in 2000 and Corporate and Other recorded $4 million ($3 million after-tax) and $3 million ($2 million after-tax) in 2001 and 2000, respectively.

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

In September 2000, a bankruptcy court approved the settlement of a contract dispute between FPL and two qualifying facilities. The settlement was approved by the FPSC in October 2000. In December 2000, under the terms of the settlement, the trustee was paid $222.5 million plus security deposits. The funds were subsequently distributed by the trustee as directed by the bankruptcy court. FPL will recover the cost of the settlement through the fuel and capacity clauses over a five-year period beginning January 1, 2002. Also, from the payment date to December 31, 2001, FPL did not receive a return on the unrecovered amount through the fuel and capacity clauses, but instead, the settlement amount was included as a rate base regulatory asset over that period. See Note 1 - Regulation.

13. Acquisition of Maine Assets

In 1999, FPL Energy completed the purchase of Central Maine Power Company's (CMP) non-nuclear generating assets, primarily fossil and hydro power plants, for $866 million. The purchase price was based on an agreement, subject to regulatory approvals, reached with CMP in January 1998. In October 1998, the FERC struck down transmission rules that had been in effect in New England since the 1970s. FPL Energy filed a lawsuit in November 1998 requesting a declaratory judgment that CMP could not meet the essential terms of the purchase agreement and, as a result, FPL Energy should not be required to complete the transaction. FPL Energy believed these FERC rulings regarding transmission constituted a material adverse effect under the purchase agreement because of the significant decline in the value of the assets caused by the rulings. The request for declaratory judgment was denied in 1999 and the acquisition was completed. The acquisition was accounted for under the purchase method of accounting, and the results of operating the Maine plants have been included in the consolidated financial statements since the acquisition date.

The FERC rulings regarding transmission, as well as the announcement of new entrants into the market and changes in fuel prices since January 1998, resulted in FPL Energy recording a $176 million pre-tax impairment loss to write down the fossil assets to their fair value, which was determined based on a discounted cash flow analysis. The impairment loss reduced FPL Group's 1999 results of operations and earnings per share by $104 million and $0.61 per share, respectively.

Most of the remainder of the purchase price was allocated to the hydro operations. The hydro plants and related goodwill are being amortized on a straight-line basis over the 40-year term of the hydro plant operating licenses. See Note 1 - Goodwill and Other Intangible Assets.

14. Divestiture of Cable Investments

In January 1999, an FPL Group Capital subsidiary sold 3.5 million common shares of Adelphia Communications Corporation stock and in October 1999 had its one-third ownership interest in a cable limited partnership redeemed, resulting in after-tax gains of approximately $96 million and $66 million, respectively. Both investments had been accounted for under the equity method.

15. Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $4.4 billion for 2002 through 2004, including approximately $1.3 billion for 2002. At December 31, 2001, FPL Energy has made commitments in connection with the development and expansion of independent power projects totaling approximately $828 million. At December 31, 2001, subsidiaries of FPL Group, other than FPL, have guaranteed approximately $966 million of lease obligations, prompt performance payments, purchase and sale of power and fuel agreement obligations, debt service payments and other payments subject to certain contingencies.

Off-Balance Sheet Financing Arrangements - In 2000, an FPL Energy subsidiary entered into an operating lease agreement with a special purpose entity (SPE) lessor to lease a 535 megawatt (mw) combined-cycle power generation plant. At the inception of the lease, the lessor obtained the funding commitments required to complete the acquisition, development and construction of the plant through debt and equity contributions from investors who are not affiliated with FPL Group. At December 31, 2001 and 2000, the lessor had drawn $298 million and $127 million, respectively, on a $425 million total commitment. Construction is expected to be completed in the third quarter of 2002. The FPL Energy subsidiary is acting as the lessor's agent to construct the plant and, upon completion, will lease the plant for a term of five years. Generally, if the FPL Energy subsidiary defaults during the construction period on its obligations under the agreement, a residual value guarantee payment equal to 89.9% of lessor capitalized costs incurred to date must be made by the FPL Energy subsidiary. However, under certain limited events of default during the construction period and the post-construction lease term, the FPL Energy subsidiary can be required to purchase the plant for 100% of costs incurred to date. Once construction is complete, the FPL Energy subsidiary is required to make rent payments in amounts intended to cover the lessor's debt service, a stated yield to equity holders and certain other costs; these payments are estimated to be $3 million in 2002, $13 million in each of the years 2003-06 and $10 million thereafter. The FPL Energy subsidiary has the option to purchase the plant for 100% of costs incurred to date at any time during construction or the remaining lease term. If the FPL Energy subsidiary does not elect to purchase the plant at the end of the lease term, a residual value guarantee (equal to 85% of total costs) must be paid and the plant will be sold. Any proceeds received by the lessor in excess of the outstanding debt and equity will be given to the FPL Energy subsidiary. FPL Group Capital has guaranteed the FPL Energy subsidiary's obligations under the lease agreement, which are included in the $966 million of guarantees discussed above. Additionally, at December 31, 2001, FPL Energy has posted cash collateral related to this transaction of $256 million (included in other assets on FPL Group's consolidated balance sheets). The equity holder controls the lessor. The lessor has represented that it has essentially no assets or obligations other than the plant under construction and the related debt and that total assets, total liabilities and equity of the lessor at December 31, 2001 were $307 million, $296 million and $11 million, respectively.

Also in 2000, another FPL Energy subsidiary entered into an operating lease agreement with an SPE related to the construction of certain turbines and related equipment (equipment). At the inception of the lease, the SPE arranged a total credit facility of $650 million to be funded through debt and equity contributions from investors who are not affiliated with FPL Group. At December 31, 2001 and 2000, the amounts outstanding under the facility were $42 million and $14 million, respectively. Generally, if the FPL Energy subsidiary defaults during the construction period on its obligations under the agreement, a residual value guarantee payment equal to 89.9% of costs incurred to date must be made by the FPL Energy subsidiary. However, under certain limited events of default, the FPL Energy subsidiary can be required to purchase all equipment then in the facility for 100% of costs incurred to date. At any time during the construction period, FPL Energy may purchase any equipment for 100% of payments made to date by the SPE to the equipment vendors. Upon completion of each item of equipment, FPL Energy may choose to purchase the equipment, remarket the equipment to another party or continue under the operating lease agreement to lease the equipment for the remainder of the five year term. The minimum annual lease payments are estimated to be $1 million, $6 million, $8 million, $7 million and $2 million for 2002, 2003, 2004, 2005 and 2006, respectively. If FPL Energy chooses to continue the lease, and does not choose to purchase the equipment at the end of the lease term, the FPL Energy subsidiary is subject to a residual value guarantee payment of 84% of the equipment cost. FPL Group Capital has guaranteed the FPL Energy subsidiary's obligations under the agreement, which are included in the $966 million of guarantees discussed above. The equity holder controls the lessor. The lessor has represented that it has essentially no assets or obligations other than the equipment under construction and the related debt and that total assets, total liabilities and equity of the SPE at December 31, 2001 were $41.7 million, $40.4 million and $1.3 million, respectively.

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

FPL self-insures the majority of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a funded storm and property insurance reserve, which totaled approximately $235 million at December 31, 2001, for uninsured property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit provide additional liquidity in the event of a T&D property loss. See Note 8.

Contracts - FPL Group has a long-term agreement for the supply of gas turbines through 2004 and for parts, repairs and on-site services through 2011, some of which have been assigned to the SPE that is funding the construction of turbines. See Off-Balance Sheet Financing Arrangements. In addition, FPL Energy has entered into various engineering, procurement and construction contracts to support its development activities through 2004. All of these contracts are intended to support expansion, primarily at FPL Energy, and the related commitments are included in Commitments above.

FPL has entered into long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of The Southern Company (Southern Companies) provide approximately 1,300 mw of power through mid-2010 and 388 mw thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts and the Southern Companies' contract is subject to minimum quantities. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. In 2001, FPL entered into agreements with several electricity suppliers to purchase an aggregate of up to approximately 1,300 mw of power with expiration dates ranging from 2003 through 2007. In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts. FPL has medium- to long-term contracts for the transportation and supply of natural gas, coal and oil with various expiration dates through 2022. FPL Energy has long-term contracts for the transportation and supply of natural gas with expiration dates ranging from 2005 through 2017, and a contract for the supply of natural gas that expires in mid-2002.

The required capacity and minimum payments through 2006 under these contracts are estimated to be as follows:

	2002	2003	2004	2005	2006

	(millions)
FPL:
Capacity payments:
JEA and Southern Companies	$190	$190	$190	$190	$200
Qualifying facilities	$340	$350	$360	$360	$310
Other electricity suppliers	$80	$100	$100	$45	$35
Minimum payments, at projected prices:
Southern Companies - energy	$50	$60	$50	$60	$60
Natural gas, including transportation	$580	$240	$200	$200	$180
Coal	$40	$25	$15	$15	$10
Oil	$375	$-	$-	$-	$-
FPL Energy:
Natural gas transportation	$20	$20	$15	$15	$15
Charges under these contracts were as follows:
	2001 Charges				2000 Charges				1999 Charges

	Capacity		Energy/ Fuel		Capacity		Energy/ Fuel		Capacity		Energy/ Fuel

	(millions)
FPL:
JEA and Southern Companies	$197	(a)	$169	(b)	$198	(a)	$153	(b)	$186	(a)	$132	(b)
Qualifying facilities	$314	(c)	$124	(b)	$318	(c)	$135	(b)	$319	(c)	$121	(b)
Other electricity suppliers	$25	(c)	$6	(b)	$-		$-		$-		$-
Natural gas, including transportation	$-		$763	(b)	$-		$567	(b)	$-		$373	(b)
Coal	$-		$49	(b)	$-		$50	(b)	$-		$43	(b)
Oil	$-		$294	(b)	$-		$354	(b)	$-		$115	(b)
FPL Energy:
Natural gas, including transportation and storage	$-		$17		$-		$17		$-		$16
_____________________
(a)	Recoverable through base rates and the capacity clause.
(b)	Recoverable through the fuel clause.
(c)	Recoverable through the capacity clause.

Litigation - In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Clean Air Act. In May 2001, the EPA amended its complaint. The amended complaint alleges, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act. It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions. The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997, and $27,500 per day for each violation thereafter. Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses. In June 2001, a federal district court stayed discovery and administratively closed the case pending resolution of the EPA's motion for consolidation of discovery in several Clean Air Act cases that was filed with a Multi-District Litigation (MDL) panel. In August 2001, the MDL panel denied the motion for consolidation. In September 2001, the EPA moved that the federal district court reopen this case for purposes of discovery. Georgia Power Company has opposed that motion asking that the case remain closed until the Eleventh Circuit Court of Appeals rules on the Tennessee Valley Authority's appeal of an EPA administrative order relating to legal issues that are also central to this case. The federal district court has not yet ruled upon the EPA's motion to reopen.

In 2000, Southern California Edison Company (SCE) filed with the FERC a Petition for Declaratory Order (petition) asking the FERC to apply a November 1999 federal circuit court of appeals' decision to all qualifying small power production facilities, including two solar facilities operated by partnerships indirectly owned in part by FPL Energy (the partnerships) which have power purchase agreements with SCE. The federal circuit court of appeals' decision invalidated the FERC's so-called essential fixed assets standard, which permitted uses of fossil fuels by qualifying small power production facilities beyond those expressly set forth in PURPA. The petition requests that the FERC declare that qualifying small power production facilities may not continue to use fossil fuel under the essential fixed assets standard and that they may be required to make refunds with respect to past usage. In August 2000, the partnerships filed motions to intervene and protest before the FERC, vigorously objecting to the position taken by SCE in its petition. The partnerships contend that they have always operated the solar facilities in accordance with certification orders issued to them by the FERC. Such orders were neither challenged nor appealed at the time they were granted, and it is the position of the partnerships that the orders remain in effect. Briefing in this proceeding is complete and the parties are currently awaiting a final determination from the FERC. In June 2001, SCE and the partnerships entered into an agreement that provides, among other things, that SCE and the partnerships will take all necessary steps to suspend or stay, during a specified period of time, the proceeding initiated by the petition. The agreement is conditioned upon, among other things, completion of SCE's financing plan. The agreement provides that, if the conditions of the agreement are satisfied, then SCE and each of the partnerships agree to release and discharge each other from any and all claims of any kind arising from either parties' performance under the power purchase agreements. Such a release would include release of the claim made by SCE in the petition for refunds with respect to past usage. For subsequent events, see Note 18 - Litigation.

In 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins, and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, filed suit against FPL Group, FPL, FPL FiberNet, LLC, FPL Group Capital and FPL Investments, Inc. in the Florida circuit court. This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of defendants, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes. The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes. The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages. In December 2001, all defendants filed a motion to dismiss the complaint for, among other things, the failure to state a valid cause of action.

In January 2002, Roy Oorbeek and Richard Berman filed suit against FPL Group (as an individual and nominal defendant); its current and certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Lewis Hay III, Dennis P. Coyle, Paul J. Evanson and Lawrence J. Kelleher. The lawsuit alleges that the proxy statements relating to shareholder approval of FPL Group's Long Term Incentive Plan (LTIP) and its proposed, but unconsummated, merger with Entergy were false and misleading because they did not affirmatively state that payments made to certain officers under FPL Group's LTIP upon shareholder approval of the merger would be retained by the officers even if the merger with Entergy was not consummated and did not state that under some circumstances payments made pursuant to FPL Group's LTIP might not be deductible by FPL Group for federal income tax purposes. It also alleges that FPL Group's LTIP required either consummation of the merger as a condition to the payments or the return of the payments if the transaction did not close, and that the actions of the director defendants in approving the proxy statements, causing the payments to be made, and failing to demand their return constitute corporate waste. The plaintiffs seek to have the shareholder votes approving FPL Group's LTIP and the merger declared null and void, the return to FPL Group of the payments received by the officers, compensatory damages from the individual defendants and attorneys' fees. The defendants intend to file a motion to dismiss the complaint or stay the proceeding for failure to make a demand, as required by the Florida Business Corporation Act, that the board of directors of FPL Group take action with respect to the matters alleged in the complaint. FPL Group's board of directors has established a special committee to investigate a demand by another shareholder that the board take action to obtain the return of the payments made to the officers.

FPL Group and FPL believe that they have meritorious defenses to the pending litigation discussed above and are vigorously defending the suits. Accordingly, management believes the liabilities, if any, arising from the proceedings are not anticipated to have a material adverse effect on their financial statements.

16. Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a non-rate regulated energy generating subsidiary. Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries. FPL Group's operating revenues derived from the sale of electricity represented approximately 97%, 97% and 98% of FPL Group's operating revenues in 2001, 2000 and 1999, respectively. Less than 1% of operating revenues were from foreign sources for each of the three years ended December 31, 2001. At December 31, 2001 and 2000, less than 1% of long-lived assets were located in foreign countries.

FPL Group's segment information is as follows:
	2001					2000				1999

	FPL	FPL Energy(a)		Corp. and Other	Total	FPL	FPL Energy(a)	Corp. and Other	Total	FPL	FPL Energy(a)	Corp. and Other	Total

	(millions)

Operating revenues	$7,477	$869		$129	$8,475	$6,361	$632	$89	$7,082	$6,057	$323	$58	$6,438
Interest charges	$187	$74		$63	$324	$176	$67	$35	$278	$163	$44	$15	$222
Depreciation and amortization	$898	$77		$8	$983	$975	$50	$7	$1,032	$989	$34	$17	$1,040
Equity in earnings of equity	$-	$81		$-	$81	$-	$45	$-	$45	$-	$50	$-	$50
method investees
Income tax expense (benefit)	$383	$25		$(29)	$379	$341	$36	$(41)	$336	$324	$(42)	$41	$323
Net income (loss) (b) (c)	$679	$113	(d)	$(11)	$781	$607	$82	$15	$704	$576	$(46)	$167	$697
Significant noncash items	$70	$-		$-	$70	$(57)	$-	$100	$43	$86	$-	$-	$86
Capital expenditures and	$1,154	$1,977		$131	$3,262	$1,299	$507	$90	$1,896	$924	$1,540	$15	$2,479
investments
Total assets	$11,924	$4,957		$582	$17,463	$12,020	$2,679	$601	$15,300	$10,608	$2,212	$621	$13,441
Investment in equity	$-	$276		$-	$276	$-	$196	$-	$196	$-	$166	$-	$166
method investees
_____________________
(a)	FPL Energy's interest charges are based on an assumed capital structure of 50% debt for operating projects and 100% debt for projects under construction.
(b)

Includes merger-related expense recognized in 2001 and 2000 totaling $19 million after-tax and $41 million after-tax, respectively, of which $16 million and $38 million was recognized by FPL, none and $1 million by FPL Energy and $3 million and $2 million by Corporate and Other (see Note 11).

(c)

The following nonrecurring items affected 1999 net income: FPL settled litigation for $42 million after-tax (see Note 12); FPL Energy recorded $104 million after-tax impairment loss (see Note 13); and Corporate and Other divested its cable investments resulting in a $162 million after-tax gain (see Note 14).

(d)	Includes an $8 million net positive effect of applying FAS 133.
17. Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL. FPL Group Capital's debentures are fully and unconditionally guaranteed by FPL Group. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Year Ended December 31, 2001				Year Ended December 31, 2000				Year Ended December 31, 1999

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$999	$7,476	$8,475	$-	$721	$6,361	$7,082	$-	$380	$6,058	$6,438
Operating expenses	-	(879)	(6,199)	(7,078)	-	(632)	(5,210)	(5,842)	-	(533)	(4,985)	(5,518)
Interest charges	(29)	(136)	(159)	(324)	(31)	(102)	(145)	(278)	(32)	(59)	(131)	(222)
Divestiture of cable
investments	-	-	-	-	-	-	-	-	-	257	-	257
Other income (de-			)				)				)
ductions) - net	788	147	(848	87	726	135	(783	78	712	108	(755	65

Income before
income taxes	759	131	270	1,160	695	122	223	1,040	680	153	187	1,020
Income tax expense
(benefit)	(22)	18	383	379	(9)	4	341	336	(17)	15	325	323

Net income (loss)	$781	$113	$(113)	$781	$704	$118	$(118)	$704	$697	$138	$(138)	$697

_____________________
(a)				Represents FPL and consolidating adjustments.
Condensed Consolidating Balance Sheets
	December 31, 2001				December 31, 2000

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$3,606	$19,782	$23,388	$-	$1,984	$19,038	$21,022
Less accumulated depreciation and amortization	-	(246)	(11,480)	(11,726)	-	(170)	(10,918)	(11,088)

Total property, plant and equipment - net	-	3,360	8,302	11,662	-	1,814	8,120	9,934

CURRENT ASSETS
Cash and cash equivalents	-	81	1	82	12	51	66	129
Receivables	7	442	331	780	56	418	409	883
Other	-	114	626	740	-	66	703	769

Total current assets	7	637	958	1,602	68	535	1,178	1,781

OTHER ASSETS
Investment in subsidiaries	6,485	-	(6,485)	-	5,967	-	(5,967)	-
Other	108	2,066	2,025	4,199	141	1,365	2,079	3,585

Total other assets	6,593	2,066	(4,460)	4,199	6,108	1,365	(3,888)	3,585

TOTAL ASSETS	$6,600	$6,063	$4,800	$17,463	$6,176	$3,714	$5,410	$15,300

CAPITALIZATION
Common shareholders' equity	$6,015	$1,040	$(1,040)	$6,015	$5,593	$935	$(935)	$5,593
Preferred stock of FPL without sinking fund
requirements	-	-	226	226	-	-	226	226
Long-term debt	-	2,279	2,579	4,858	-	1,400	2,576	3,976

Total capitalization	6,015	3,319	1,765	11,099	5,593	2,335	1,867	9,795

CURRENT LIABILITIES
Accounts payable and short-term debt	-	1,815	640	2,455	-	705	1,017	1,722
Other	484	284	416	1,184	467	186	388	1,041

Total current liabilities	484	2,099	1,056	3,639	467	891	1,405	2,763

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes and
unamortized tax credits	-	513	1,017	1,530	-	399	1,248	1,647
Other	101	132	962	1,195	116	89	890	1,095

Total other liabilities and deferred credits	101	645	1,979	2,725	116	488	2,138	2,742

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$6,600	$6,063	$4,800	$17,463	$6,176	$3,714	$5,410	$15,300

_____________________
(a)		Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2001				Year Ended December 31, 2000				Year Ended December 31, 1999

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
NET CASH PROVIDED BY
(USED IN) OPERATING
ACTIVITIES	$769	$15	$1,158	$1,942	$959	$159	$(142)	$976	$594	$56	$913	$1,563

CASH FLOWS FROM
INVESTING ACTIVITIES
Capital expenditures
and independent power
investments	-	(1,977)	(1,154)	(3,131)	-	(507)	(1,299)	(1,806)	-	(1,540)	(861)	(2,401)
Capital contributions
to FPL Group Capital
and FPL	(400)	-	400	-	(418)	-	418	-	(127)	-	127	-
Other - net	(4)	(59)	(75)	(138)	3	(34)	(106)	(137)	(18)	313	(66)	229

Net cash used in
investing activities	(404)	(2,036)	(829)	(3,269)	(415)	(541)	(987)	(1,943)	(145)	(1,227)	(800)	(2,172)

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuances of long-
term debt	-	920	-	920	-	-	947	947	-	1,385	224	1,609
Retirements of
long-term debt	-	(21)	(66)	(87)	-	-	(515)	(515)	-	(130)	(454)	(584)
Increase (decrease)
in short-term debt	-	1,152	(328)	824	-	353	466	819	-	135	94	229
Capital contributions
from FPL Group	-	-	-	-	-	18	(18)	-	-	127	(127)	-
Repurchases of
common stock	-			-	(150)	-	-	(150)	(116)	-	-	(116)
Dividends	(377)	-	-	(377)	(366)	(314)	314	(366)	(355)	-	-	(355)

Net cash provided by
(used in) financing
activities	(377)	2,051	(394)	1,280	(516)	57	1,194	735	(471)	1,517	(263)	783

Net increase (decrease) in
cash and cash equivalents	(12)	30	(65)	(47)	28	(325)	65	(232)	(22)	346	(150)	174
Cash and cash equivalents
at beginning of year	12	51	66	129	(16)	376	1	361	6	30	151	187

Cash and cash equivalents
at end of year	$-	$81	$1	$82	$12	$51	$66	$129	$(16)	$376	$1	$361

_____________________
(a)				Represents FPL and consolidating adjustments.

18. Subsequent Events

Base Rate Proceeding - On March 22, 2002, the FPSC approved an agreement regarding FPL's retail base rates. The new rate agreement resolves all matters in FPL's base rate proceeding and will be effective April 15, 2002 through December 31, 2005.

The new rate agreement provides for an additional $250 million annual reduction in retail base revenues allocated to all customers by reducing customers' rates by approximately 7%. Accordingly, for the period April 15 through December 31, 2002, the effect of the rate reduction on revenues is estimated to be $178 million. Additionally, the new rate agreement continues the revenue sharing mechanism in FPL's current rate agreement, whereby revenues from retail base operations in excess of a stated threshold will be shared with customers on the basis of two-thirds refunded to customers and one-third retained by FPL. Revenues from retail base operations in excess of a second threshold will be refunded 100% to customers. The refund thresholds are as follows:

	Years ended December 31,

	2002(a)	2003	2004	2005

	(millions)

66 2/3% to customers	$3,580	$3,680	$3,780	$3,880
100% to customers	$3,740	$3,840	$3,940	$4,040
_____________________
(a)	Refund will be limited to 71.5% (April 15 through December 31, 2002) of the revenues from base rate operations exceeding the thresholds.

In addition to the reduction in retail base revenues, the new rate agreement specifies that FPL will effect a $200 million reduction of fuel clause recoveries for the remainder of calendar year 2002 effective April 15, 2002, based on projected over-recoveries under the current fuel clause charges. The fuel clause will continue to operate as normal, including but not limited to any additional mid-course adjustments that may become necessary and the calculation of true-ups to actual fuel clause expenses.

Under the terms of the new rate agreement, depreciation may be reduced on FPL's generating plants by up to $125 million annually, and FPL's petition for an increase in the storm fund will be withdrawn.

The revenue sharing mechanism described above will be the appropriate and exclusive mechanism to address earnings levels. However, if FPL's regulatory return on equity, as reported in FPL's monthly earnings surveillance report, falls below 10% during the term of the new rate agreement, FPL may petition the FPSC to amend its base rates. The new rate agreement would terminate on the effective date of any final order issued in a proceeding that changes FPL's base rates. See Note 1 - Revenue and Rates.

RTO - In March 2002, FPL filed a modified RTO proposal with the FPSC changing the structure from a for-profit transmission company to a non-profit independent system operator (ISO). Under the proposal, FPL would continue to own the transmission lines and the ISO would manage them. See Note 1 - Regulation.

Income Taxes - In March 2002, the IRS conceded the issues being challenged by FPL Group related to the amount of the deductible loss from the disposition of an FPL Group Capital subsidiary in a prior year. Accordingly, FPL Group will recognize approximately $30 million of net tax benefits in the first quarter of 2002. See Note 9.

Litigation - On March 8, 2002, William M. Klein, by Stephen S. Klein under power of attorney, on behalf of himself and all others similarly situated, filed suit against FPL Group (as nominal defendant); its current and certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Paul J. Evanson, Lewis Hay III and Dennis P. Coyle. The lawsuit alleges that the payments made to certain officers under FPL Group's LTIP upon shareholder approval of the proposed merger with Entergy were improper and constituted corporate waste because the merger was not consummated. The suit alleges that the LTIP required consummation of the merger as a condition to the payments. The plaintiff seeks the return to FPL Group of the payments received by the officers; contribution, restitution and/or damages from the individual defendants; and attorneys' fees. The plaintiff had made a demand in January 2002 that the directors of FPL Group take action to obtain the return of the payments to the officers. The plaintiff was promptly notified that this demand was being referred to a special committee of FPL Group's board of directors that was established to investigate a demand by another shareholder that the board take action to obtain the return of the payments made to the officers. The defendants intend to file a motion to stay this lawsuit pending the outcome of the special committee's investigation. FPL Group and FPL believe that they have meritorious defenses to the pending litigation discussed above and are vigorously defending this suit. Accordingly, management does not anticipate that the liabilities, if any, arising from this proceeding would have a material adverse effect on the financial statements.

Also in March 2002, the conditions of the June 2001 agreement between SCE and the partnerships were fully satisfied. See Note 15 - Litigation.
19. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information is as follows:

	March 31 (a)			June 30 (a)			September 30 (a)			December 31 (a)

	(millions, except per share amounts)
FPL GROUP:
2001

Operating revenues	$1,941			$2,166			$2,529			$1,839
Operating income	$240	(b)		$380			$540			$237
Net income (c)	$110	(b)		$219			$334			$118
Earnings per share (basic and	$0.65	(b)		$1.30			$1.98			$0.70
assuming dilution) (c) (d)
Dividends per share	$0.56			$0.56			$0.56			$0.56
High-low common stock sales prices	$71.63	-	54.81	$63.15	-	54.55	$60.50	-	51.21	$57.28	-	52.16

2000

Operating revenues	$1,468			$1,670			$2,087			$1,857
Operating income	$237			$347			$511			$145	(b)
Net income	$121			$204			$314			$65	(b)
Earnings per share: (d)
Basic	$0.71			$1.20			$1.85			$0.39	(b)
Assuming dilution	$0.71			$1.20			$1.84			$0.38	(b)
Dividends per share	$0.54			$0.54			$0.54			$0.54
High-low common stock sales prices	$48.25	-	36.38	$50.81	-	41.81	$67.13	-	47.13	$73.00	-	59.38

FPL:
2001

Operating revenues	$1,647			$1,935			$2,272			$1,623
Operating income	$156	(b)		$233			$338			$157
Net income	$101	(b)		$186			$294			$113
Net income available to FPL Group	$97	(b)		$182			$290			$110

2000

Operating revenues	$1,338			$1,533			$1,917			$1,573
Operating income	$151			$218			$326			$105	(b)
Net income	$110			$176			$279			$57	(b)
Net income available to FPL Group	$106			$172			$275			$54	(b)
_____________________
(a)

In the opinion of FPL Group and FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made. Results of operations for an interim period may not give a true indication of results for the year.

(b)	Includes merger-related expenses.
(c)	Includes the net effects of applying FAS 133.
(d)	The sum of the quarterly amounts may not equal the total for the year due to rounding.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
PART III
Item 10. Directors and Executive Officers of the Registrants

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Shareholders (FPL Group's Proxy Statement) and is incorporated herein by reference, or is included in Item I. Business - Executive Officers of the Registrants.

FPL DIRECTORS(a)
Dennis P. Coyle. Mr. Coyle, 63, is general counsel and secretary of FPL and FPL Group. He is a director of Adelphia Communications Corporation. Mr. Coyle has been a director of FPL since 1990.

Moray P. Dewhurst.  Mr. Dewhurst, 46, is senior vice president, finance and chief financial officer of FPL and vice president, finance and chief financial officer of FPL Group. Mr. Dewhurst has been a director of FPL since 2001.

Paul J. Evanson. Mr. Evanson, 60, is president of FPL. He is a director of Lynch Interactive Corporation. Mr. Evanson has been a director of FPL since 1992 and a director of FPL Group since 1995.

Lewis Hay III.  Mr. Hay, 46, is chairman and chief executive officer of FPL and chairman, chief executive officer and president of FPL Group. He is a director of Harris Corporation. Mr. Hay has been a director of FPL and FPL Group since 2001.

Lawrence J. Kelleher.  Mr. Kelleher, 54, is senior vice president, human resources and corporate services of FPL and vice president, human resources of FPL Group. Mr. Kelleher has been a director of FPL since 1990.

Armando J. Olivera. Mr. Olivera, 52, is senior vice president, power systems of FPL. Mr. Olivera has been a director of FPL since 1999.
Antonio Rodriguez. Mr. Rodriguez, 59, is senior vice president, power generation division of FPL. Mr. Rodriguez has been a director of FPL since 1999.
John A. Stall. Mr. Stall, 47, is senior vice president, nuclear division of FPL. Mr. Stall has been a director of FPL since 2001.
_____________________
(a)

Directors are elected annually and serve until their resignation, removal or until their respective successors are elected. Each director's business experience during the past five years is noted either here or in the Executive Officers table in Item 1. Business - Executive Officers of the Registrants.

Item 11. Executive Compensation

FPL Group - The information required by this Item will be included in FPL Group's Proxy Statement and is incorporated herein by reference, provided that the Compensation Committee Report, the Audit Committee Report (to the extent permitted by the rules of the Securities and Exchange Commission) and Performance Graphs which are contained in FPL Group's Proxy Statement shall not be deemed to be incorporated herein by reference.

FPL - The following table sets forth FPL's portion of the compensation paid during the past three years to FPL's chief executive officer and the other four most highly-compensated persons who served as executive officers of FPL at December 31, 2001.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation

Name and Principal Position	Year	Salary	Bonus(a)	Other Annual Compen- sation	Restricted Stock Awards(b)	Securities Underlying Options (#)	LTIP Payouts(c)	All Other Compensa- sation(d)

James L. Broadhead (e)	2001	$992,750	$3,137,210	$19,760	$2,785,115	250,000	$-	$7,750
Chairman of the Board	2000	974,400	1,132,740	20,632	-	-	21,053,233	13,563,705
of FPL Group and	1999	943,000	895,850	18,850	2,412,005	250,000	1,083,272	12,658
Chairman of the Board
and Chief Executive
Officer of FPL

Lewis Hay III (f)	2001	254,264	522,806	6,435	1,116,930	200,000	-	7,059
President and Chief	2000	298,705	231,675	9,957	-	-	4,859,143	11,059
Executive Officer of	1999	145,077	212,364	6,151	1,281,891	50,000	61,672	2,873
FPL Group

Paul J. Evanson	2001	693,000	1,652,207	11,113	1,157,250	150,000	-	11,174
President of FPL	2000	660,000	660,700	11,105	-	-	10,395,654	8,544
	1999	628,500	616,900	8,656	1,278,900	150,000	458,985	13,539

Dennis P. Coyle	2001	418,489	772,302	11,268	835,535	100,000	-	8,372
General Counsel and	2000	410,640	310,045	8,487	-	-	5,892,417	7,900
Secretary of FPL	1999	399,832	259,891	7,964	964,802	100,000	236,783	10,259
and FPL Group

Lawrence J. Kelleher	2001	323,366	600,855	10,169	1,392,558	100,000	-	10,511
Senior Vice President	2000	316,680	240,723	11,952	-	-	5,757,767	7,616
Human Resources and	1999	306,475	220,662	10,213	964,802	100,000	267,694	10,661
Corporate Services of
FPL and Vice President,
Human Resources of
FPL Group
_____________________
(a)

For 2001, represents annual incentive award payouts for each of the officers as follows: Mr. Broadhead $1,109,353, Mr. Hay $407,813, Mr. Evanson $707,200, Mr. Coyle $309,648 and Mr. Kelleher $244,126. In addition, for 2001, represents performance share award payouts under FPL Group's 1994 Long Term Incentive Plan for the performance period beginning January 1, 2001 and ending December 31, 2001. See note (c) below. The payout related to performance share awards for each of the officers was as follows: Mr. Broadhead $2,027,857, Mr. Hay $114,993, Mr. Evanson $945,007, Mr. Coyle $462,654 and Mr. Kelleher $356,729. Payouts were made in a combination of cash (for payment of income taxes) and shares of FPL Group common stock, valued at the closing price on the last business day preceding payout. Mr. Evanson deferred his performance share award payouts under FPL Group's Deferred Compensation Plan.

(b)

At December 31, 2001, Mr. Broadhead held 50,000 shares of restricted common stock with a value of $2,820,000 that vest on January 2, 2002; Mr. Hay held 32,500 shares of restricted common stock with a value of $1,833,000 that vest as to 14,584 shares in 2002, 14,583 shares in 2003, and 3,333 shares in 2004; Mr. Evanson held 18,750 shares of restricted common stock with a value of $1,057,500 that vest as to 9,375 shares in each of years 2002 and 2003; Mr. Coyle held 15,000 shares of restricted common stock with a value of $846,000 that vest as to 7,500 shares in each of years 2002 and 2003; and Mr. Kelleher held 25,000 shares of restricted common stock with a value of $1,410,000 that vest as to 12,500 shares in each of years 2002 and 2003. Dividends at normal rates are paid on restricted common stock.

(c)

For 2001, payouts were based on a performance period of one fiscal year and, in accordance with SEC rules, are reported under the "Bonus" column of this table. For 2000, upon a change of control as defined in the FPL Group's 1994 Long Term Incentive Plan on December 15, 2000, all performance criteria of performance-based awards, restricted stock and other stock-based awards held by executive officers were deemed fully achieved, and all such awards were deemed fully earned and vested. The performance criteria of performance-based awards were waived and the awards were paid out using an assumption of maximum performance for the named officers.

(d)							For 2001, represents employer matching contributions to employee thrift plans and employer contributions for life insurance as follows:

	Thrift Match		Life Insurance

Mr. Broadhead	$7,288		$462
Mr. Hay	3,379		3,680
Mr. Evanson	8,075		3,099
Mr. Coyle	7,288		1,084
Mr. Kelleher	7,288		3,223

(e)

Mr. Broadhead resigned as president and chief executive officer of FPL Group on June 11, 2001, and resigned as chairman of the board of FPL Group and FPL and as chief executive officer of FPL on December 31, 2001.

(f)

Mr. Hay joined FPL Group in July 1999 as vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL. He served as president of FPL Energy from March 2000 to December 2001 and was elected president and chief executive officer of FPL Group on June 11, 2001. He was elected chairman of the board of FPL Group and FPL and chief executive officer of FPL on January 1, 2002.

Long Term Incentive Plan Awards - In 2001, performance share awards, shareholder value awards and non-qualified stock option awards under FPL Group's Long Term Incentive Plan were made to the executive officers named in the Summary Compensation Table as set forth in the following tables.

Performance Share Awards

	Number of Shares for Performance Period Until Payout

	1/1/01 - 12/31/01		1/1/01 - 12/31/02	1/1/01 - 12/31/03	1/1/01 - 12/31/04	Estimated Future Payouts Under Non-Stock Price-Based Plans

Name						Target #		Maximum #

James L. Broadhead	29,140		29,140	29,140	19,453		106,873	170,997
Lewis Hay III	5,294		5,294	5,294	4,511		20,393	32,629
Paul J. Evanson	11,631		11,631	11,630	7,799		42,691	68,306
Dennis P. Coyle	6,693		6,693	6,692	4,473		24,551	39,282
Lawrence J. Kelleher	5,058		5,058	5,058	3,456		18,630	29,808

The performance share awards in the preceding table are, under normal circumstances, payable at the end of the performance period indicated. The amount of the payout is determined by multiplying the participant's target number of shares by his average level of attainment, expressed as a percentage, which may not exceed 160%, of his targeted awards under the Annual Incentive Plans for the year or each of the years encompassed by the award period. Annual incentive compensation is based on the attainment of net income goals for FPL and FPL Group, which are established by the Compensation Committee of FPL Group's Board of Directors (the Committee) at the beginning of the year. The amounts earned on the basis of this performance measure are subject to reduction based on the degree of achievement of other corporate and business unit performance measures, and in the discretion of the Committee. FPL's portion of the performance share award payouts for the performance period ended December 31, 2001 are included in the Summary Compensation Table above in the column entitled "Bonus". Mr. Broadhead's and Mr. Hay's annual incentive compensation for 2001 were based on the achievement of FPL Group's net income goals and the following performance measures for FPL (weighted 75%) and the non-utility and/or new businesses (weighted 25%) and upon certain qualitative factors. For FPL, the incentive performance measures were financial indicators (weighted 50%) and operating indicators (weighted 50%). The financial indicators were operations and maintenance costs, capital expenditure levels, net income, regulatory return on equity and operating cash flow. The operating indicators were service reliability as measured by the frequency and duration of service interruptions and service unavailability; system performance as measured by availability factors for the fossil power plants and an industry index for the nuclear power plants; employee safety; number of significant environmental violations; customer satisfaction survey results; load management installed capability; and conservation programs' annual installed capacity. For the non-utility and/or new businesses, the performance measures included total combined return on equity; non-utility net income and return on equity; corporate and other net income; creation of an asset optimization organization; employee safety; and number of significant environmental violations. The qualitative factors included measures to position FPL Group for increased competition and initiating other actions that significantly strengthen FPL Group and enhance shareholder value.

Shareholder Value Awards

	Number of Shares for Performance Period Until Payout

	1/1/01 - 12/31/01		1/1/01 - 12/31/02	1/1/01 - 12/31/03	Estimated Future Payouts Under Non-Stock Price-Based Plans

Name					Target #	Maximum #

James L. Broadhead	22,197		22,196	13,264	57,657		92,251
Lewis Hay III	4,996		4,996	3,383	13,375		21,400
Paul J. Evanson	11,139		11,138	6,685	28,962		46,339
Dennis P. Coyle	5,622		5,622	3,355	14,599		23,358
Lawrence J. Kelleher	4,296		4,296	2,592	11,184		17,894

The shareholder value awards in the preceding table are payable, under normal circumstances, at the end of the performance period indicated. The amount of the payout is determined by multiplying the participant's target number of shares by a factor derived by comparing the annual total shareholder return of FPL Group (price appreciation of FPL Group common stock plus dividends) to the total shareholder return of the Dow Jones Electric Utilities Index companies over the performance period. The payout may not exceed 160% of targeted awards. No payment was made with respect to the shareholder value awards for the performance period ended December 31, 2001.

Option Grants in Last Fiscal Year

	Individual Grants

Name	Number of Securities Underlying Options Granted (a)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price per Share	Expiration Date	Grant Date Present Value(b)

James L. Broadhead	250,000	12.4%	$61.72	2/12/2011	$2,557,500
Lewis Hay III	150,000	7.5%	61.72	2/12/2011	1,534,500
Lewis Hay III	50,000	2.5%	55.35	9/17/2011	445,000
Paul J. Evanson	150,000	7.5%	61.72	2/12/2011	1,534,500
Dennis P. Coyle	100,000	5.0%	61.72	2/12/2011	1,023,000
Lawrence J. Kelleher	100,000	5.0%	61.72	2/12/2011	1,023,000
_____________________
(a)

Options granted are non-qualified stock options. Mr. Hay's option grant of 50,000 options will be exercisable 33.3% per year and be fully exercisable after three years. Mr. Broadhead's options became fully exercisable on January 2, 2002. All other stock options will become exercisable 50% per year and be fully exercisable after two years. All options were granted at an exercise price per share of 100% of the fair market value of FPL Group common stock on the date of grant.

(b)

The hypothetical values shown were calculated using the Black-Scholes option pricing model, based on the following assumptions. For Mr. Hay's option grant of 50,000 options, the volatility rate is equal to 19.17% and the dividend yield (representing the current per share annualized dividends divided by the fair market value of the common stock on the date of grant) is equal to 4.08%. For all other options, the volatility rate is equal to 18.98% and the dividend yield is equal to 4.26%. The risk-free interest rate is equal to the interest rate on a U.S. Treasury zero-coupon bond on the date of grant with a maturity corresponding to the estimated time until exercise of seven years (for Mr. Hay's grant of 50,000 options, 5.00%, and for all other options, 5.12%). The values do not take into account risk factors such as non-transferability or risk of forfeiture.

The preceding table sets forth information concerning individual grants of common stock options during fiscal year 2001 to the executive officers named in the Summary Compensation Table. Such awards are also listed in the Summary Compensation Table above in the column entitled "Number of Securities Underlying Options."

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End

Name			Exercisable	Unexercisable	Exercisable	Unexercisable

James L. Broadhead	0	$0	0	250,000	$0	$0
Lewis Hay III	0	0	0	200,000	0	52,500
Paul J. Evanson	0	0	0	150,000	0	0
Dennis P. Coyle	0	0	0	100,000	0	0
Lawrence J. Kelleher	0	0	0	100,000	0	0

The preceding table sets forth information, with respect to the named officers, concerning the exercise of stock options during the fiscal year and unexercised options held at the end of the fiscal year. The named officers did not exercise any stock options during 2001 and held no exercisable options at the end of the year. All the unexercisable options shown in the preceding table were granted in 2001. At December 31, 2001, the fair market value of the underlying securities (based on the closing share price of FPL Group common stock reported on the New York Stock Exchange of $56.4000 per share) did not exceed the exercise price of the options, except for 50,000 unexercisable options held by Mr. Hay.

Retirement Plans - FPL Group maintains a non-contributory defined benefit pension plan and a supplemental executive retirement plan (SERP). The FPL Group Employee Pension Plan and SERP were amended to a cash balance style plan effective April 1, 1997. Employees who were SERP participants on that date were not affected by the change, however. The following table shows the estimated annual benefits to employees not affected by the change, which includes all of the executive officers named in the Summary Compensation Table except Mr. Hay. Benefits are calculated on a straight-line annuity basis, payable on retirement in 2001 at age 65 after the indicated years of service.

Pension Plan Table
Eligible Average Annual Compensation		Years of Service

		10	20	30	40	50

$300,000		$58,588	$117,165	$145,753	$154,137	$156,525
400,000		78,588	157,165	195,753	206,637	209,025
500,000		98,588	197,165	245,753	259,137	261,525
600,000		118,588	237,165	295,753	311,637	314,025
700,000		138,588	277,165	345,753	364,137	366,525
800,000		158,588	317,165	395,753	416,637	419,025
900,000		178,588	357,165	445,753	469,137	471,525
1,000,000		198,588	397,165	495,753	521,637	524,025
1,100,000		218,588	437,165	545,753	574,137	576,525
1,200,000		238,588	477,165	595,753	626,637	629,025
1,300,000		258,588	517,165	645,753	679,137	681,525
1,400,000		278,588	557,165	695,753	731,637	734,025
1,500,000		298,588	597,165	745,753	784,137	786,525
1,600,000		318,588	637,165	795,753	836,637	839,025
1,700,000		338,588	677,165	845,753	889,137	891,525
1,800,000		358,588	717,165	895,753	941,637	944,025
1,900,000		378,588	757,165	945,753	994,137	996,525
2,000,000		398,588	797,165	995,753	1,046,637	1,049,025
2,100,000		418,588	837,165	1,045,753	1,099,137	1,101,525
2,200,000		438,588	877,165	1,095,753	1,151,637	1,154,025
2,300,000		458,588	917,165	1,145,753	1,204,137	1,206,525
2,400,000		478,588	957,165	1,195,753	1,256,637	1,259,025
2,500,000		498,588	997,165	1,245,753	1,309,137	1,311,525
2,600,000		518,588	1,037,165	1,295,753	1,361,637	1,364,025
2,700,000		538,588	1,077,165	1,345,753	1,414,137	1,416,525
2,800,000		558,588	1,117,165	1,395,753	1,466,637	1,469,025

The compensation covered by the plans includes the annual salaries and annual incentive awards of the executive officers named in the above Summary Compensation Table, but no other amounts shown in the table. Estimated credited years of service for four of such executive officers are: Mr. Broadhead, 13 years; Mr. Evanson, 9 years; Mr. Coyle, 12 years and Mr. Kelleher, 34 years. Amounts shown in the table reflect deductions to partially cover employer contributions to social security.

Under the cash balance benefit formula, credits are accumulated in an employee's account and are determined as a percentage of the employee's monthly recognized earnings in accordance with the following formula:

	Years of Service		Percent of Compensation

	0-5		4.5%
	5 or more		6.0%

In addition, the employee's account is credited monthly with interest at an annual rate that is based upon the yield on one-year Treasury Constant Maturities. A higher rate can be provided at FPL Group's discretion.

Mr. Hay is the only named executive officer covered by the cash balance plan. His estimated age 65 annual retirement benefit payable under that plan is $219,128. This estimate assumes his 2001 pensionable earnings (which includes annual salary and annual incentive award as shown in the Summary Compensation Table) remain level and a cash balance interest crediting rate of 5.0%. The estimated age 65 cash balance account was converted to an annuity based on a 5.48% discount rate and 1983 GAM Unisex mortality. Mr. Hay's covered 2001 compensation for the cash balance plan for FPL Group and affiliates was $1,245,050.

A supplemental retirement plan for Mr. Hay provides a benefit equal to 65% of Mr. Hay's highest average annual compensation (annual salary plus annual incentive award) for the three consecutive calendar year periods out of the four consecutive calendar year period ending with the calendar year in which he retires (final average pay), reduced by the then annual amount of a joint and 50% survivor benefit (which is the actuarial equivalent of the benefits to which he is entitled under the non-contributory defined benefit pension plan and the SERP). If Mr. Hay terminates his employment prior to age 65, the benefit will be reduced on a pro rata basis if he fails to complete at least fifteen years of service with FPL Group, and it will be further reduced on an actuarial basis as a result of its early distribution. The plan provides a minimum annual joint and 50% survivor benefit (50% of final average pay) payable to Mr. Hay and his surviving spouse upon his termination of employment with FPL Group on his normal retirement age (age 65), reduced on an actuarial basis if he terminates before that age.

A supplemental retirement plan for Mr. Coyle provides for benefits based on two times his credited years of service. A supplemental retirement plan for Mr. Evanson provides for benefits based on two times his credited years of service up to age 65 and one times his credited years of service thereafter.

FPL Group sponsors a split-dollar life insurance plan for certain of FPL's and FPL Group's senior officers, including the FPL executive officers named in the Summary Compensation Table. Benefits under the split-dollar plan are provided by universal life insurance policies purchased by FPL Group. If the officer dies prior to retirement (defined to include age plus years of service), or for Mr. Kelleher during employment or after retirement but prior to age 65, the officer's beneficiaries generally receive two and one-half times the officer's annual salary at the time of death. If the officer dies after retirement, or for Mr. Kelleher on or after 65, but before termination of his split-dollar agreement, the officer's beneficiaries receive between 50% to 100% (100% to 180% depending upon age at time of death for Mr. Kelleher) of the officer's final annual salary. Upon termination of the agreement after 10 years, at age 65 or termination of employment which qualifies as retirement, whichever is later, the life insurance policies will be assigned to the officer or his beneficiary. Each officer is taxable on the insurance carrier's one-year term rate for his life insurance coverage.

Employment Agreements

2000 Agreements - On December 15, 2000, when FPL Group's shareholders approved a proposed merger with Entergy Corporation, previously-existing employment agreements between FPL Group and certain officers, including the individuals named in the Summary Compensation Table, became effective (the 2000 Agreements). The 2000 Agreements provide that the officer shall be employed by FPL Group or its affiliates for a period of four years (five years in the case of Mr. Broadhead) in a position at least commensurate with his position with FPL Group and/or its affiliates in December 2000. During the employment period the officer shall be paid an annual base salary at least equal to his annual base salary for 2000, with annual increases consistent with those awarded to other peer officers of FPL Group, but not less than the increases in the consumer price index; shall be paid an annual bonus at least equal to the highest bonus paid to him for any of the three years immediately preceding 2000; be given the opportunity to earn long term incentive compensation at least as favorable as such opportunities given to other peer officers of FPL Group during 2000 or thereafter and shall be entitled to participate in employee benefit plans providing benefits at least as favorable as those provided to other peer officers of FPL Group during 2000 or thereafter.

In the event that during the employment period the officer's employment is terminated by FPL Group (except for death, disability, or cause) or if the officer terminates his employment for good reason, as defined in the 2000 Agreement, the officer is entitled to severance benefits in the form of a lump-sum payment equal to the compensation due for the remainder of the employment period or for two years, whichever is longer. Such benefits would be based on the officer's then base salary plus an annual bonus at least equal to the bonus for the year 2000. The officer is also entitled to the maximum amount payable under all long term incentive compensation grants outstanding, continued coverage under all employee benefit plans, supplemental retirement benefits and a full gross-up in respect of any excise tax incurred as a result of the benefits received pursuant to the 2000 Agreement.

Amendments to 2000 Agreements - In February 2002, each executive officer named in the Summary Compensation Table (other than Mr. Broadhead who retired December 31, 2001) agreed to amend his 2000 Agreement, and, at the same time, enter into a new executive retention employment agreement with FPL Group (the 2002 Agreements). The definition of good reason contained in each 2000 Agreement was amended to provide FPL Group with greater flexibility to assign different duties and responsibilities to the named executive officers without triggering the officer's rights to terminate employment and be entitled to severance and other benefits. In order to avoid duplication of benefits, each 2000 Agreement was also amended to provide that if a change of control, as defined in the named executive officer's 2002 Agreement, occurs prior to the expiration of the 2000 Agreement, the 2000 Agreement will terminate and the 2002 Agreement will become effective.

2002 Agreements - If a change of control does not occur prior to the expiration of a named executive officer's 2000 Agreement, his 2002 Agreement will not become effective until the expiration of his 2000 Agreement and the subsequent occurrence of a potential change of control or a change of control, each as defined in the 2002 Agreement.

Change of control is defined in the 2002 Agreements as (i) the acquisition by any individual, entity, or group of 20% or more of either FPL Group's common stock or the combined voting power of FPL Group other than directly from FPL Group or pursuant to a merger or other business combination which does not itself constitute a change of control, (ii) the incumbent directors of FPL Group ceasing, for any reason, to constitute a majority of the board of directors, unless each director who was not an incumbent director was elected, or nominated for election, by a majority of the incumbent directors and directors subsequently so elected or appointed (excluding those elected as a result of an election contest), (iii) approval by shareholders or, if specified by the board of directors in the exercise of its discretion, consummation of a merger, sale of assets or other business combination as a result of which (x) the voting securities of FPL Group outstanding immediately prior to the transaction do not immediately following the transaction represent more than 60% of the common stock and the voting power of all voting securities of the resulting ultimate parent entity or (y) members of the board of directors of FPL Group constitute less than a majority of the members of the board of directors of the resulting ultimate parent entity, or there is no assurance that they, or their nominees, will constitute at least a majority of that board of directors for at least two years, or (iv) the shareholders approve the liquidation or dissolution of FPL Group. A potential change of control is defined as (i) announcement of an intention to take or consider taking actions which, if consummated or approved by shareholders, would constitute a change of control, or (ii) the acquisition by any individual, entity, or group of 15% or more of either the Common Stock or the combined voting power of the Corporation other than directly from the Corporation or pursuant to a merger or other business combination which does not itself constitute a change of control.

Once effective, each named executive officer's 2002 Agreement provides that he shall be employed by FPL Group for a period of three years in a position at least commensurate with his position with FPL Group in the ninety day period immediately preceding the effective date of the 2002 Agreement. During this three year employment period, each named executive officer shall be (i) paid an annual base salary at least equal to his annual base as in effect on the effective date, with annual increases consistent with those awarded to other peer officers of FPL Group, but not less than the increases in the consumer price index; (ii) paid an annual bonus (expressed as a percentage of his annual base salary) consistent with those of peer executives at FPL Group, but at least equal to the higher of (x) his targeted annual bonus for the then current fiscal year divided by his then current annual base salary or (y) the average percentage of his annual base salary (as in effect for the applicable years) that was paid or payable as an annual bonus for each of the three fiscal years preceding the fiscal year in which the effective date occurs (or, if higher, for each of the three fiscal years immediately preceding the fiscal year in which a change of control occurs, if a change of control occurs after the effective date); (iii) given the opportunity to earn long term incentive compensation no less favorable than such opportunities given to him at any time during the 90 days preceding the effective date or, if more favorable, those provided at any time after the effective date to peer officers of FPL Group (but without duplication of awards granted in connection with the shareholder approval of the proposed merger with Entergy); and (iv) entitled to participate in savings, retirement and other employee benefit plans providing benefits no less favorable than those provided to him at any time during the 90 days preceding the effective date or, if more favorable, those provided at any time after the effective date to peer officers of FPL Group.

In the event of a change of control, each 2002 Agreement provides that (i) 50% of a named executive officer's outstanding performance stock-based awards (performance share awards and shareholder value awards) shall be vested and earned at an achievement level equal to the higher of (x) the targeted level of performance of each such award or (y) the average level (expressed as a percentage of target) of achievement in respect of similar awards maturing over the three fiscal years immediately prior to the year in which the change of control occurred; (ii) all other outstanding stock-based awards granted to the named executive officer shall be fully vested and earned; (iii) all options and other exercisable rights granted to the named executive officer shall become exercisable and vested; and (iv) the restrictions, deferral limitations and forfeiture conditions applicable to all outstanding awards granted to the named executive officer shall lapse and such awards shall be deemed fully vested. However, no awards which were granted to a named executive officer in connection with the shareholder approval of the proposed merger with Entergy shall become vested, earned or exercisable under the 2002 Agreements as a result of a change of control.

A named executive officer will receive the remaining 50% of the outstanding performance stock-based awards (calculated in the same manner as described above) on the first anniversary of the change of control if he has remained employed by FPL Group or an affiliate through such date or upon an earlier termination of employment by FPL Group (except for death, disability or cause) or by the named executive officer for good reason (defined in the same manner as in the amended 2000 Agreement). Upon such a termination of employment following a change of control and during the employment period, the named executive officer is entitled to, among other things, a lump sum severance payment equal to three times the sum of his annual base salary plus his annual bonus; a payment in respect of three years of foregone supplemental retirement benefits; continued coverage under all employee benefit plans, and certain other benefits and perquisites, for three years; and a full gross-up in respect of any excise tax incurred as a result of the benefits received pursuant to the 2002 Agreement. Such amounts and benefits would also be provided if such a termination of a named executive officer occurs following a potential change of control and prior to an actual change of control, and during the employment period, except that 100% of the outstanding performance stock-based awards (calculated as described above) would be vested and earned, excluding any such awards granted in connection with the shareholder approval of the proposed merger with Entergy. In addition, each named executive officer will also receive a pro rata portion (based upon deemed employment until the end of the three year employment period) of each long term incentive compensation award granted to him on or after the date of the change of control; provided that a named executive officer will not be eligible to receive any payment with respect to any non-vested portion of an award which was granted in connection with the shareholder approval of the proposed merger with Entergy.

Consulting Agreement and Certain Retirement Benefits

In December 2001, FPL Group entered into a consulting agreement with Mr. Broadhead, pursuant to which Mr. Broadhead agreed to consult with the Chairman of the Board of FPL Group regarding FPL Group's business and its general management and operation during 2002. As compensation to Mr. Broadhead for his services, options to purchase 62,500 shares of FPL Group common stock at an exercise price of $61.72 during the period ending February 12, 2011, which otherwise would have expired upon his retirement on December 31, 2001, became vested and exercisable in January 2002 and 12,500 shares of FPL Group common stock subject to a restricted stock award, which otherwise would have lapsed upon his retirement, became vested in January 2002.

Under the 1994 Long Term Incentive Plan, in connection with Mr. Broadhead's retirement he would have been entitled to a prorated portion (based on service) of the performance share awards for the two-, three- and four-year performance periods described in the Performance Share Awards table above, and the two- and three-year performance periods described in the Shareholder Value Awards table above, at the end of such periods. In February 2002, the Compensation Committee accelerated the payment of those prorated amounts, which totaled $2,610,580 (consisting of 20,956 shares of FPL Group common stock and $1,526,107 in cash). Also, the Compensation Committee accelerated to January 2, 2002 the vesting of options to purchase 187,500 shares of FPL Group common stock at a price of $61.72 during the period ending February 12, 2011 and the vesting of 37,500 shares of restricted FPL Group common stock that, absent Mr. Broadhead's retirement, would have vested February 12, 2002.

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
FPL - FPL Group owns 100% of FPL's common stock. FPL's directors and executive officers beneficially own shares of FPL Group's common stock as follows:

	Name	Number of Shares(a)

	James L. Broadhead	409,307	(c)
	Dennis P. Coyle	104,574	(b)(c)(d)
	Moray P. Dewhurst	26,817	(b)
	Paul J. Evanson	164,731	(b)(c)
	Lewis Hay III	122,927	(b)(c)
	Lawrence J. Kelleher	109,493	(b)(c)
	Armando J. Olivera	63,880	(b)(c)
	Antonio Rodriguez	14,890	(b)
	John A. Stall	18,074	(b)
	All directors and executive officers as a group	1,056,240	(b)(c)(d)(e)
_____________________
(a)	Information is as of February 28, 2002. Unless otherwise indicated, each person has sole voting and sole investment power.
(b)

Includes 15,000, 25,000, 18,750, 32,500, 25,000, 16,000, 5,000 and 12,500 shares of restricted stock as to which Messrs. Coyle, Dewhurst, Evanson, Hay, Kelleher, Olivera, Rodriguez and Stall, respectively, and a total of 153,750 shares of restricted stock for all directors and executive officers as a group, have voting but not investment power.

(c)

Includes options held by Messrs. Broadhead, Coyle, Evanson, Hay, Kelleher and Olivera to purchase 250,000, 50,000, 75,000, 75,000, 50,000 and 25,000 shares, respectively, and options to purchase a total of 525,000 shares for all directors and executive officers as a group.

(d)	Includes 25 shares owned by Mr. Coyle's wife, as to which Mr. Coyle disclaims beneficial ownership.
(e)	Less than 1% of FPL Group's common stock outstanding.

Section 16(a) Beneficial Ownership Reporting Compliance - FPL's directors and executive officers are required to file initial reports of ownership and reports of changes of ownership of FPL Group common stock with the Securities and Exchange Commission. Based upon a review of these filings and written representations from FPL directors and executive officers, all required filings were timely made in 2001 except for the late filing of a Form 3, and one transaction involving 153 phantom shares credited as of July 30, 2001 under the FPL Group, Inc. Supplemental Executive Retirement Plan to a Supplemental Matching Contribution Account, for Mr. Stall.

Item 13. Certain Relationships and Related Transactions

FPL Group - The information required by this item will be included in FPL Group's Proxy Statement under a similar heading, if applicable, and under the headings Executive Compensation, Employment Agreements and Consulting Agreement and Certain Retirement Benefits, and is incorporated herein by reference.

FPL - None
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
			Page(s)
(a)	1.	Financial Statements

		Independent Auditors' Report	20
		FPL Group:
		Consolidated Statements of Income	21
		Consolidated Balance Sheets	22
		Consolidated Statements of Cash Flows	23
		Consolidated Statements of Shareholders' Equity	24

		FPL:
		Consolidated Statements of Income	25
		Consolidated Balance Sheets	26
		Consolidated Statements of Cash Flows	27
		Consolidated Statements of Shareholder's Equity	28
		Notes to Consolidated Financial Statements	29-49

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

	Exhibit Number	Description	FPL Group	FPL

	*2	Merger Termination and Release Agreement dated April 1, 2001 (filed as Exhibit 2 to FPL Group's and FPL's Form 8-K dated April 1, 2001, File Nos. 1-8841 and 1-3545, respectively)	x	x
	*3(i)a	Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through December 17, 1990 (filed as Exhibit 4(a) to Post- Effective Amendment No. 5 to Form S-8, File No. 33-18669)	x
	*3(i)b	Amendment to FPL Group's Restated Articles of Incorporation dated June 27, 1996 (filed as Exhibit 3 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8841)	x
	*3(i)c	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
	*3(i)d	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
	*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
	*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
	*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
	*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
	*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
	*3(ii)a	Bylaws of FPL Group as amended February 12, 2001 (filed as Exhibit 3(ii)a to Form 10-K for the year ended December 31, 2000, File No. 1-8841)	x
	*3(ii)b	Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated May 1, 1992, File No. 1-3545)		x
*4(a)

Form of Rights Agreement, dated as of July 1, 1996, between FPL Group and Equiserve Trust Company, N.A. as successor to Fleet National Bank
(f/k/a The First National Bank of Boston), as Rights Agent (filed as Exhibit
4 to Form 8-K dated June 17, 1996, File No. 1-8841)

x
*4(b)

Amendment to Rights Agreement dated as of July 30, 2000, between FPL
Group and Equiserve Trust Company, N.A. as successor to Fleet National
Bank (f/k/a The First National Bank of Boston), as the Rights Agent (filed as
Exhibit 2 to Form 8-A/A dated July 31, 2000, File No. 1-8841)

x
*4(c)

Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and one Supplements thereto, between FPL and Bankers Trust Company and The Florida National Bank of Jacksonville, Trustees (as of
September 2, 1992, the sole trustee is Bankers Trust Company) (filed as
Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a),
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
Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File
No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,
1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended
June 30, 1998, File No. 1-3545; Exhibit 4 to Form 10-Q for the
quarter ended March 31, 1999, File No. 1-3545; Exhibit 4(f) to Form 10-K
for the year ended December 31, 2000, File No. 1-3545; and Exhibit 4(g)
to Form 10-K for the year ended December 31, 2000, File No. 1-3545)

			x	x
	*4(d)	Indenture, dated as of June 1, 1999, between FPL Group Capital Inc and The Bank of New York, as Trustee (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
*4(e)

Guarantee Agreement between FPL Group, Inc. (as Guarantor) and
The Bank of New York (as Guarantee Trustee) dated as of June 1, 1999
(filed as Exhibit 4(b) to Form 8-K dated July 16, 1999, File No. 1-8841)

x
	*4(f)	Officer's Certificate of FPL Group Capital Inc, dated June 29, 1999, creating the 6 7/8% Debentures, Series due June 1, 2004 (filed as Exhibit 4(c) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
	*4(g)	Officer's Certificate of FPL Group Capital Inc, dated June 29, 1999, creating the 7 3/8% Debentures, Series due June 1, 2009 (filed as Exhibit 4(d) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
*4(h)

Officer's Certificate of FPL Group Capital Inc, dated September 7, 1999, creating the 7 5/8% Debentures, Series due September 15, 2006
(filed as Exhibit 4 to Form 10-Q for the quarter ended September 30,
1999, File No. 1-8841)

x
*4(i)

Officer's Certificate of FPL Group Capital Inc, dated May 11, 2001, creating the 6 1/8% Debentures, Series due May 15, 2007 (filed as Exhibit 4 to
Form 10-Q for the quarter ended June 30, 2001, File No. 1-8841)

x
	4(j)	Officer's Certificate of FPL Group Capital Inc, dated February 4, 2002, creating the Series A Debentures due February 16, 2007	x
	4(k)	Purchase Contract Agreement, dated as of February 1, 2002, between FPL Group, Inc. and The Bank of New York, as Purchase Contract Agent and Trustee	x	x
4(l)

Pledge Agreement, dated as of February 1, 2002, among FPL Group, Inc.,
JPMorgan Chase Bank, as Collateral Agent, Custodial Agent and Securities
Intermediary, and The Bank of New York, as Purchase Contract Agent

x
	*10(a)	FPL Group Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997 (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1999, File No. 1-8841)	x	x
*10(b)

Amendments # 1 and 2 effective January 1, 1998 to FPL Group
Supplemental Executive Retirement Plan, amended and restated effective
April 1, 1997 (filed as Exhibit 10(b) to Form 10-K for the year ended
December 31, 1999, File No. 1-8841)

			x	x
*10(c)

Amendment #3 effective January 1, 1999 to FPL Group Supplemental
Executive Retirement Plan, amended and restated effective April 1, 1997
(filed as Exhibit 10(c) to Form 10-K for the year ended December 31,
1999, File No. 1-8841)

			x	x
*10(d)

Supplement to the FPL Group Supplemental Executive Retirement Plan
as it applies to Paul J. Evanson effective January 1, 1996 (filed as
Exhibit 10(b) to Form 10-K for the year ended December 31, 1996, File
No. 1-8841)

			x	x
	*10(e)	Supplement to the FPL Group Supplemental Executive Retirement Plan as it applies to Thomas F. Plunkett (filed as Exhibit 10(e) to Form 10-K for the year ended December 31, 1997, File No. 1-8841)	x	x
	*10(f)	Supplemental Executive Retirement Plan for Dennis P. Coyle effective November 15, 1993 (filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 2000, File No. 1-8841)	x	x
	10(g)	Supplement to the FPL Group Supplemental Executive Retirement Plan as it applies to Lewis Hay III effective March 22, 2002	x	x
	10(h)	Supplement to the FPL Group Supplemental Executive Retirement Plan as it applies to Ronald F. Green effective December 17, 2001	x
	10(i)	FPL Group, Inc. Amended and Restated Long Term Incentive Plan, as amended and restated February 11, 2002	x	x
	*10(j)	Annual Incentive Plan (filed as Exhibit 10(h) to Form 10-K for the year ended December 31, 2000, File No. 1-8841)	x	x
	*10(k)	FPL Group, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2001 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001, File No. 1-8841)	x	x
	*10(l)	FPL Group Executive Long Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
	*10(m)	Employment Agreement between FPL Group and James L. Broadhead, amended and restated as of May 10, 1999 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)	x	x
	*10(n)	Employment Agreement between FPL Group and Dennis P. Coyle, amended and restated as of May 10, 1999 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)	x	x
	*10(o)	Employment Agreement between FPL Group and Paul J. Evanson, amended and restated as of May 10, 1999 (filed as Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)	x	x
	*10(p)	Employment Agreement between FPL Group and Lewis Hay III, dated as of September 13, 1999 (filed as Exhibit 10(d) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)	x	x
	*10(q)	Employment Agreement between FPL Group and Lawrence J. Kelleher, amended and restated as of May 10, 1999 (filed as Exhibit 10(e) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)	x	x
	*10(r)	Employment Agreement between FPL Group and Armando J. Olivera, dated as of June 12, 2000 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8841)	x	x
	*10(s)	Employment Agreement between FPL Group and Antonio Rodriguez, dated as of June 12, 2000 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8841)	x	x
	*10(t)	FPL Group, Inc. Non-Employee Directors Stock Plan dated as of March 17, 1997 (filed as Appendix A to FPL Group's 1997 Proxy Statement, File No. 1-8841)	x
*10(u)

Form of Split-Dollar Agreement between FPL Group and each of James L.
Broadhead, Dennis P. Coyle, Paul J. Evanson, Lewis Hay III, Lawrence J.
Kelleher, Armando J. Olivera and Thomas F. Plunkett (filed as Exhibit 10(w)
to Form 10-K for the year ended December 31, 2000, File No. 1-8841)

			x	x
	10(v)	Consulting Agreement between FPL Group and James L. Broadhead, dated as of December 17, 2001	x	x
	10(w)	Form of Amendment to Employment Agreement between FPL Group and each of Dennis P. Coyle, Paul J. Evanson, Lewis Hay III, Lawrence J. Kelleher, Armando J. Olivera and Antonio Rodriguez	x	x
	10(x)	Generic Form of Executive Retention Employment Agreement between FPL Group and each of Dennis P. Coyle, Paul J. Evanson, Lewis Hay III, Lawrence J. Kelleher, Armando J. Olivera and Antonio Rodriguez	x	x
	10(y)	Guarantee Agreement between FPL Group, Inc. and FPL Group Capital Inc, dated as of October 14, 1998	x
	12(a)	Computation of Ratio of Earnings to Fixed Charges	x
	12(b)	Computation of Ratios		x
	21	Subsidiaries of the Registrant	x
	23	Independent Auditors' Consent	x	x
____________________
*Incorporated herein by reference

FPL Group and FPL agree to furnish to the Securities and Exchange Commission upon request any instrument with respect to long-term debt that FPL Group and FPL have not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

(b)	Reports on Form 8-K
A Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 10, 2001 by FPL Group and FPL reporting one event under Item 9. Regulation FD Disclosure.
FPL GROUP, INC. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPL Group, Inc.

LEWIS HAY III

Lewis Hay III Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer )

Date: March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of March 25, 2002:

MORAY P. DEWHURST	K. MICHAEL DAVIS

Moray P. Dewhurst Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	K. Michael Davis Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:
H. JESSE ARNELLE	WILLARD D. DOVER

H. Jesse Arnelle	Willard D. Dover
SHERRY S. BARRAT

Sherry S. Barrat	Alexander W. Dreyfoos, Jr.
ROBERT M. BEALL, II	PAUL J. EVANSON

Robert M. Beall, II	Paul J. Evanson
J. HYATT BROWN	FREDERIC V. MALEK

J. Hyatt Brown	Frederic V. Malek
ARMANDO M. CODINA	PAUL R. TREGURTHA

Armando M. Codina	Paul R. Tregurtha

FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Florida Power & Light Company

PAUL J. EVANSON

Paul J. Evanson President and Director

Date: March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of March 25, 2002:

LEWIS HAY III

Lewis Hay III Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
MORAY P. DEWHURST

Moray P. Dewhurst Senior Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)
K. MICHAEL DAVIS

K. Michael Davis Vice President, Accounting, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:
DENNIS P. COYLE	ANTONIO RODRIGUEZ

Dennis P. Coyle	Antonio Rodriguez
LAWRENCE J. KELLEHER	JOHN A. STALL

Lawrence J. Kelleher	John A. Stall
ARMANDO J. OLIVERA

Armando J. Olivera