Form 10-Q
period 2002-03-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2002-05-15
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at April 30, 2002: 176,007,737 shares.

As of April 30, 2002, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in laws or regulations, including the Public Utility Regulatory Policies Act of 1978, as amended, and the Public Utility Holding Company Act of 1935, as amended, changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission, the Florida Public Service Commission (FPSC) and the U.S. Nuclear Regulatory Commission, with respect to allowed rates of return including but not limited to return on common equity and equity ratio limits, industry and rate structure, operation of nuclear power facilities, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, decommissioning costs, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended March 31,

	2002	2001

OPERATING REVENUES	$1,843	$1,941

OPERATING EXPENSES
Fuel, purchased power and interchange	804	951
Other operations and maintenance	346	310
Merger-related	-	31
Depreciation and amortization	264	240
Taxes other than income taxes	173	169

Total operating expenses	1,587	1,701

OPERATING INCOME	256	240

OTHER INCOME (DEDUCTIONS)
Interest charges	(80)	(85)
Preferred stock dividends - FPL	(4)	(4)
Other - net	13	15

Total other deductions - net	(71)	(74)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	185	166

INCOME TAXES	19	56

Income BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	166	110

Cumulative effect of ADOPTING fas 142, "GOODWILL AND OTHER
INTANGIBLE ASSETS," NET OF INCOME TAXES OF $143	(222)	-

NET INCOME (LOSS)	$(56)	$110

Earnings per share of common stock (basic and assuming dilution):
Earnings per share before cumulative effect of adopting FAS 142	$0.98	$0.65
Cumulative effect of adopting FAS 142	$(1.31)	$-
Earnings (loss) per share	$(0.33)	$0.65

Dividends per share of common stock	$0.58	$0.56

Weighted-average number of common shares outstanding:
Basic	169.1	168.5
Assuming dilution	169.3	168.7

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (2001 Form 10-K) for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	March 31, 2002	December 31, 2001

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property, including nuclear fuel
and construction work in progress	$24,224	$23,388
Less accumulated depreciation and amortization	(11,953)	(11,726)

Total property, plant and equipment - net	12,271	11,662

CURRENT ASSETS
Cash and cash equivalents	117	82
Customer receivables, net of allowances of $7 and $8, respectively	615	636
Materials, supplies and fossil fuel inventory - at average cost	283	349
Deferred clause expenses	239	304
Other	307	231

Total current assets	1,561	1,602

OTHER ASSETS
Special use funds of FPL	1,645	1,608
Other investments	738	1,035
Other	1,259	1,556

Total other assets	3,642	4,199

TOTAL ASSETS	$17,474	$17,463

CAPITALIZATION
Common stock	$2	$2
Additional paid-in capital	2,750	2,814
Retained earnings	3,053	3,207
Accumulated other comprehensive income (loss)	8	(8)

Total common shareholders' equity	5,813	6,015
Preferred stock of FPL without sinking fund requirements	226	226
Long-term debt	5,333	4,858

Total capitalization	11,372	11,099

CURRENT LIABILITIES
Debt due within one year	1,547	2,015
Accounts payable	432	473
Accrued interest, taxes and other	1,424	1,151

Total current liabilities	3,403	3,639

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes	1,262	1,302
Unamortized regulatory and investment tax credits	219	228
Other	1,218	1,195

Total other liabilities and deferred credits	2,699	2,725

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$17,474	$17,463

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
Three Months Ended March 31,

	2002	2001

NET CASH PROVIDED BY OPERATING ACTIVITIES	$690	$533

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(269)	(333)
Independent power investments	(257)	(235)
Other - net	(27)	(52)

Net cash used in investing activities	(553)	(620)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	573	-
Retirements of long-term debt	-	(66)
Increase (decrease) in short-term debt	(567)	227
Dividends on common stock	(98)	(94)
Issuances of common stock	6	-
Other	(16)	-

Net cash provided by (used in) financing activities	(102)	67

Net increase (decrease) in cash and cash equivalents	35	(20)
Cash and cash equivalents at beginning of period	82	129

Cash and cash equivalents at end of period	$117	$109

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$23	$18
Accrual for premium on Corporate Units	$62	$-
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended March 31,

	2002	2001

OPERATING REVENUES	$1,538	$1,647

OPERATING EXPENSES
Fuel, purchased power and interchange	628	763
Other operations and maintenance	273	253
Merger-related	-	26
Depreciation and amortization	236	223
Income taxes	68	62
Taxes other than income taxes	169	164

Total operating expenses	1,374	1,491

OPERATING INCOME	164	156

OTHER INCOME (DEDUCTIONS)
Interest charges	(42)	(53)
Other - net	-	(2)

Total other deductions - net	(42)	(55)

NET INCOME	122	101

PREFERRED STOCK DIVIDENDS	4	4

NET INCOME AVAILABLE TO FPL GROUP	$118	$97

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
March 31, 2002		December 31, 2001

ELECTRIC UTILITY PLANT
Plant in service, including nuclear fuel and construction work in progress	$20,023	$19,774
Less accumulated depreciation and amortization	(11,680)	(11,480)

Electric utility plant - net	8,343	8,294

CURRENT ASSETS
Cash and cash equivalents	81	1
Customer receivables, net of allowances of $6 and $7, respectively	516	546
Materials, supplies and fossil fuel inventory - at average cost	236	265
Deferred clause expenses	239	304
Other	95	114

Total current assets	1,167	1,230

OTHER ASSETS
Special use funds	1,645	1,608
Other	804	792

Total other assets	2,449	2,400

TOTAL ASSETS	$11,959	$11,924

CAPITALIZATION
Common shareholder's equity	$5,466	$5,444
Preferred stock without sinking fund requirements	226	226
Long-term debt	2,479	2,579

Total capitalization	8,171	8,249

CURRENT LIABILITIES
Debt due within one year	100	232
Accounts payable	362	408
Accrued interest, taxes and other	1,173	975

Total current liabilities	1,635	1,615

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes	940	870
Unamortized regulatory and investment tax credits	219	228
Other	994	962

Total other liabilities and deferred credits	2,153	2,060

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$11,959	$11,924

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Three Months Ended March 31,

	2002	2001

NET CASH PROVIDED BY OPERATING ACTIVITIES	$710	$502

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(269)	(333)
Other - net	(29)	(10)

Net cash used in investing activities	(298)	(343)

CASH FLOWS FROM FINANCING ACTIVITIES
Retirements of long-term debt	-	(66)
Decrease in commercial paper	(232)	(360)
Dividends	(100)	(87)
Capital contributions from FPL Group	-	300

Net cash used in financing activities	(332)	(213)

Net increase (decrease) in cash and cash equivalents	80	(54)
Cash and cash equivalents at beginning of period	1	66

Cash and cash equivalents at end of period	$81	$12

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$23	$18

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2001 Form 10-K for FPL Group and FPL. In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1. Goodwill and Other Intangible Assets

Effective January 1, 2002, FPL Group adopted Financial Accounting Standards No. (FAS) 142, "Goodwill and Other Intangible Assets." Under this statement, the amortization of goodwill is no longer permitted. Instead, goodwill is assessed for impairment at the date of adoption and at least annually thereafter by applying a fair-value based test. FPL Energy, LLC (FPL Energy) recorded an impairment loss of $365 million ($222 million after-tax) as the cumulative effect of adopting FAS 142, eliminating all goodwill previously included in other assets on FPL Group's financial statements. Estimates of fair value were determined using discounted cash flow models.

The following table provides reported net income (loss) and earnings (loss) per share excluding the impact of adopting FAS 142 and the proforma effect on the prior year period of excluding goodwill amortization expense:

	Three Months Ended March 31,

	2002	2001

(millions, except per share amounts)

Net income (loss)	$(56)	$110
Add back: Cumulative effect of adopting FAS 142, net of income taxes of $143	222	-

Net income excluding cumulative effect	166	110
Add back: Goodwill amortization, net of income taxes of $1	-	2

Adjusted net income	$166	$112

Earnings (loss) per share (basic and assuming dilution)	$(0.33)	$0.65
Add back: Cumulative effect of adopting FAS 142	1.31	-

Earnings per share excluding cumulative effect	0.98	0.65
Add back: Goodwill amortization	-	0.01

Adjusted earnings per share	$0.98	$0.66

2. Unrealized Gains on Derivative Transactions

Beginning January 1, 2002, FPL Group segregated unrealized mark-to-market gains and losses on derivative transactions into two categories. The first category, referred to as trading and managed hedge activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts. The unrealized results of trading and managed hedge activities were $15 million and $0 for the three months ended March 31, 2002 and 2001, respectively, and are reported net in operating revenues. The second category, referred to as non-managed hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under FAS 133, "Accounting for Derivative Instruments and Hedging Activities") and the ineffective portion of transactions accounted for as cash flow hedges. These transactions have been entered into to lock in a desired future outcome, and any mark-to-market gains or losses during the period prior to realization will continue to be reported outside of operating income in other-net. For the three months ended March 31, 2002 and 2001, unrealized gains (losses) from non-managed hedge activities were $2 million and $(2) million, respectively. Any position that is moved between non-managed hedge activity and trading and managed hedge activity is transferred at its fair value on the date of reclassification.

In December 2001, the Financial Accounting Standards Board released final guidance regarding when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133, with an effective date beginning April 1, 2002. Management is in the process of evaluating the new guidance and is unable to estimate the effects, if any, on FPL Group's and FPL's financial statements. One possible result of management's evaluation could be that certain of these contracts will have to be recorded on the balance sheet at fair value, with changes in fair value recorded in the income statement each reporting period.

3. Comprehensive Income

Substantially all of the transactions that FPL Group has designated as hedges are cash flow hedges which have expiration dates through December 2005. Approximately $9 million of FPL Group's accumulated other comprehensive income at March 31, 2002 will be reclassified into earnings within the next 12 months as the hedged fuel is consumed. Within other comprehensive income (OCI), approximately $14 million and $1 million represent the effective portion of the net gain on cash flow hedges during the three months ended March 31, 2002 and 2001, respectively.

Comprehensive income (loss) of FPL Group, totaling $(40) million and $123 million for the three months ended March 31, 2002 and 2001, respectively, includes net income (loss), net unrealized gains on cash flow hedges of forecasted fuel purchases ($16 million and $13 million for the three months ended March 31, 2002 and 2001, respectively), as well as changes in unrealized gains and losses on securities. Accumulated other comprehensive income (loss) is separately displayed in the condensed consolidated balance sheets of FPL Group.

4. Regulation

On April 11, 2002, the FPSC issued its final order approving the new settlement agreement regarding FPL's retail base rates. On April 26, 2002, the South Florida Hospital & Healthcare Association and hospitals that intervened in the rate case docket but were not party to the settlement agreement filed a joint Notice of Administrative Appeal with the FPSC and the Supreme Court of Florida. Initial briefs must be filed by the appellants by July 5, 2002. FPL intends to vigorously contest this appeal and believes that the FPSC's decision approving the settlement agreement will be upheld.

Due to the recent settlement agreement with the FPSC, as well as other FPSC actions with regard to accumulated nuclear amortization, FPL will be reclassifying certain regulatory liability amounts that were previously classified within accumulated depreciation to a regulatory liability on FPL's balance sheet effective April 15, 2002. The amounts to be reclassified include $170 million of special depreciation which will be amortized to depreciation expense at up to $125 million per year over the term of the settlement agreement and $99 million of nuclear amortization which will be amortized ratably over the remaining life of the plants at a rate of $7 million per year.

5. Capitalization

In February 2002, FPL Group sold a total of 11.5 million publicly-traded equity units known as Corporate Units, and in connection with that financing, FPL Group Capital Inc (FPL Group Capital) issued $575 million principal amount of 4.75% debentures due February 16, 2007. The interest rate on the debentures is expected to be reset on or after November 16, 2004. Payment of FPL Group Capital debentures is absolutely, irrevocably and unconditionally guaranteed by FPL Group. Each Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder will purchase $50 of FPL Group common shares on or before February 16, 2005, and FPL Group will make payments of 3.75% of the unit's $50 stated value until the shares are purchased. Under the terms of the purchase contracts, FPL Group will issue between 9,271,300 and 10,939,950 shares of common stock in connection with the settlement of the purchase contracts (subject to adjustment in certain circumstances). Prior to the issuance of FPL Group's common stock, the purchase contracts will be reflected in FPL Group's diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of FPL Group common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by FPL Group in the market, at the average market price during the period, using the proceeds receivable upon settlement. Consequently, FPL Group anticipates that there will not be a dilutive effect on its earnings per share except during periods when the average market price of its common stock is above $62.02.

In May 2002, FPL called for redemption in June 2002 approximately $225 million of first mortgage bonds maturing in 2003 and 2004 at interest rates of 6 5/8% and 6 7/8%.
6. Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand are estimated to be approximately $4 billion for 2002 through 2004. Included in this three-year forecast are capital expenditures for 2002 of approximately $1.2 billion, of which $269 million had been spent through March 31, 2002. At April 30, 2002, FPL Energy has made commitments in connection with the acquisition, development and expansion of independent power projects totaling approximately $1.6 billion. At April 30, 2002, subsidiaries of FPL Group, other than FPL, have guaranteed approximately $954 million of lease obligations, prompt performance payments, purchase and sale of power and fuel agreement obligations, debt service payments and other payments subject to certain contingencies.

Seabrook Nuclear Generating Station (Seabrook) - In April 2002, FPL Energy reached an agreement to acquire an 88.23% interest, or 1,024 megawatts (mw), in Seabrook located in New Hampshire for $837 million, which is included in Commitments above. The acquisition is expected to close by the end of 2002, pending approvals from federal and state regulatory agencies.

Contracts - FPL Group has a long-term agreement for the supply of gas turbines through 2007 and for parts, repairs and on-site services through 2011. Approximately half of the gas turbines have been placed in service or are assigned to power plants under construction. The remaining gas turbines remain unassigned. In the event that FPL Group is unable to utilize the unassigned gas turbines, termination payments of up to approximately $134 million as of April 30, 2002 could be required and would be expensed. Progress payments made on these unassigned turbines through April 30, 2002, totaling approximately $128 million, would reduce any required cash payment. See Off-Balance Sheet Financing Arrangements for information related to gas turbines assigned to the SPE that is funding the construction of certain turbines.

In April 2002, FPL Energy entered in a contract for the supply of wind turbines. Delivery of the wind turbines will begin in 2002 and will support a portion of the 1,000 to 2,000 mw of new wind generation planned by the end of 2003. In addition, FPL Energy has entered into various engineering, procurement and construction contracts with expiration dates through 2004 to support its development activities.

All of these contracts are intended to support expansion, and the related commitments as of April 30, 2002 are included in Commitments above.

FPL has entered into long-term purchased power and fuel contracts. Take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of The Southern Company (Southern Companies) provide approximately 1,300 mw of power through mid-2010 and 388 mw thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2002 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts and the Southern Companies' contract is subject to minimum quantities. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. In 2001, FPL entered into agreements with several electricity suppliers to purchase an aggregate of up to approximately 1,300 mw of power with expiration dates ranging from 2003 through 2007. In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts. FPL has medium- to long-term contracts for the transportation and supply of natural gas, coal and oil with various expiration dates through 2022. FPL Energy has long-term contracts for the transportation and supply of natural gas with expiration dates ranging from 2005 through 2017, and a contract for the supply of natural gas that expires in late-2002.

The required capacity and minimum payments under these contracts for the remainder of 2002 (April - December) and for 2003 through 2006 are estimated to be as follows:
	2002	2003	2004	2005	2006

FPL:	(millions)
Capacity payments:
JEA and Southern Companies	$140	$190	$190	$190	$200
Qualifying facilities	$260	$350	$360	$360	$310
Other electricity suppliers	$80	$105	$105	$55	$40
Minimum payments, at projected prices:
Southern Companies - energy	$40	$60	$50	$60	$60
Natural gas, including transportation	$585	$255	$200	$200	$180
Coal	$25	$25	$15	$15	$10
Oil	$380	$-	$-	$-	$-

FPL Energy:
Natural gas transportation	$10	$15	$15	$15	$15
Charges under these contracts were as follows:
		Three Months Ended March 31,

		2002 Charges		2001 Charges

		Capacity	Energy/ Fuel	Capacity	Energy/ Fuel

FPL:		(millions)
JEA and Southern Companies		$46 (a)	$37 (b)	$51 (a)	$40 (b)
Qualifying facilities		$76 (c)	$32 (b)	$77 (c)	$33 (b)
Other electricity suppliers		$3 (c)	$2 (b)	$-	$-
Natural gas, including transportation		$-	$143 (b)	$-	$201 (b)
Coal		$-	$16 (b)	$-	$12 (b)
Oil		$-	$53 (b)	$-	$98 (b)

FPL Energy:
Natural gas, including transportation and storage		$-	$16	$-	$46
_____________________
(a) Recovered through base rates and the capacity cost recovery clause (capacity clause).
(b) Recovered through the fuel and purchased power cost recovery clause.
(c) Recovered through the capacity clause.

Off-Balance Sheet Financing Arrangements - In 2000, an FPL Energy subsidiary entered into an operating lease agreement with a special purpose entity (SPE) lessor to lease a 535 mw combined-cycle power generation plant. At the inception of the lease, the lessor obtained the funding commitments required to complete the acquisition, development and construction of the plant through debt and equity contributions from investors who are not affiliated with FPL Group. At March 31, 2002 and December 31, 2001, the lessor had drawn $318 million and $298 million, respectively, on a $425 million total commitment. Construction is expected to be completed in the third quarter of 2002. The FPL Energy subsidiary is acting as the lessor's agent to construct the plant and, upon completion, will lease the plant for a term of five years. Generally, if the FPL Energy subsidiary defaults during the construction period on its obligations under the agreement, a residual value guarantee payment equal to 89.9% of lessor capitalized costs incurred to date must be made by the FPL Energy subsidiary. However, under certain limited events of default during the construction period and the post-construction lease term, the FPL Energy subsidiary can be required to purchase the plant for 100% of costs incurred to date. Once construction is complete, the FPL Energy subsidiary is required to make rent payments in amounts intended to cover the lessor's debt service, a stated yield to equity holders and certain other costs; these payments are estimated to be $3 million in 2002, $13 million in each of the years 2003-06 and $10 million thereafter. The FPL Energy subsidiary has the option to purchase the plant for 100% of costs incurred to date at any time during construction or the remaining lease term. If the FPL Energy subsidiary does not elect to purchase the plant at the end of the lease term, a residual value guarantee (equal to 85% of total costs) must be paid and the plant will be sold. Any proceeds received by the lessor in excess of the outstanding debt and equity will be given to the FPL Energy subsidiary. FPL Group Capital has guaranteed the FPL Energy subsidiary's obligations under the lease agreement, which are included in the $954 million of guarantees discussed above. Additionally, at March 31, 2002, FPL Energy has posted cash collateral related to this transaction of $274 million (included in other assets on FPL Group's consolidated balance sheets). The equity holder controls the lessor. The lessor has represented that it has essentially no assets or obligations other than the plant under construction and the related debt and that total assets, total liabilities and equity of the lessor at March 31, 2002 were $323 million, $312 million and $11 million, respectively.

Also in 2000, another FPL Energy subsidiary entered into an operating lease agreement with an SPE related to the construction of certain turbines and related equipment (equipment). At the inception of the lease, the SPE arranged a total credit facility of $650 million to be funded through debt and equity contributions from investors who are not affiliated with FPL Group. At March 31, 2002 and December 31, 2001, the amounts outstanding under the facility were $11 million and $42 million, respectively. Generally, if the FPL Energy subsidiary defaults during the construction period on its obligations under the agreement, a residual value guarantee payment equal to 89.9% of costs incurred to date must be made by the FPL Energy subsidiary. However, under certain limited events of default, the FPL Energy subsidiary can be required to purchase all equipment then in the facility for 100% of costs incurred to date. At any time during the construction period, FPL Energy may purchase any equipment for 100% of payments made to date by the SPE to the equipment vendors. In such event, if FPL Energy elected not to complete the equipment, termination payments on such equipment would be approximately $30 million at April 30, 2002. Upon completion of each item of equipment, FPL Energy may choose to purchase the equipment, remarket the equipment to another party or continue under the operating lease agreement to lease the equipment for the remainder of the five-year term. The minimum annual lease payments are estimated to be $3 million in each of the years 2004 and 2005 and $2 million in 2006. If FPL Energy chooses to continue the lease, and does not choose to purchase the equipment at the end of the lease term, the FPL Energy subsidiary is subject to a residual value guarantee payment of 84% of the equipment cost. FPL Group Capital has guaranteed the FPL Energy subsidiary's obligations under the agreement, which are included in the $954 million of guarantees discussed above. The equity holder controls the lessor. The lessor has represented that it has essentially no assets or obligations other than the equipment under construction and the related debt and that total assets, total liabilities and equity of the SPE at March 31, 2002 were $10.60 million, $10.28 million and $0.32 million, respectively.

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

FPL self-insures the majority of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a funded storm and property insurance reserve, which totaled approximately $241 million at March 31, 2002, for uninsured property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit provide additional liquidity in the event of a T&D property loss.

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

In January 2002, Roy Oorbeek and Richard Berman filed suit against FPL Group (as an individual and nominal defendant); its current and certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Lewis Hay III, Dennis P. Coyle, Paul J. Evanson and Lawrence J. Kelleher. The lawsuit alleges that the proxy statements relating to shareholder approval of FPL Group's Long Term Incentive Plan (LTIP) and its proposed, but unconsummated, merger with Entergy Corporation (Entergy) were false and misleading because they did not affirmatively state that payments made to certain officers under FPL Group's LTIP upon shareholder approval of the merger would be retained by the officers even if the merger with Entergy was not consummated and did not state that under some circumstances payments made pursuant to FPL Group's LTIP might not be deductible by FPL Group for federal income tax purposes. It also alleges that FPL Group's LTIP required either consummation of the merger as a condition to the payments or the return of the payments if the transaction did not close, and that the actions of the director defendants in approving the proxy statements, causing the payments to be made, and failing to demand their return constitute corporate waste. The plaintiffs seek to have the shareholder votes approving FPL Group's LTIP and the merger declared null and void, the return to FPL Group of the payments received by the officers, compensatory damages from the individual defendants and attorneys' fees. The defendants have filed a motion to stay the proceeding for failure to make a demand, as required by the Florida Business Corporation Act, that the board of directors of FPL Group take action with respect to the matters alleged in the complaint. FPL Group's board of directors has established a special committee to investigate a demand by another shareholder that the board take action to obtain the return of the payments made to the officers.

On March 8, 2002, William M. Klein, by Stephen S. Klein under power of attorney, on behalf of himself and all others similarly situated, filed suit against FPL Group (as nominal defendant); its current and certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Paul J. Evanson, Lewis Hay III and Dennis P. Coyle. The lawsuit alleges that the payments made to certain officers under FPL Group's LTIP upon shareholder approval of the proposed merger with Entergy were improper and constituted corporate waste because the merger was not consummated. The suit alleges that the LTIP required consummation of the merger as a condition to the payments. The plaintiff seeks the return to FPL Group of the payments received by the officers; contribution, restitution and/or damages from the individual defendants; and attorneys' fees. The plaintiff had made a demand in January 2002 that the directors of FPL Group take action to obtain the return of the payments to the officers. The plaintiff was promptly notified that this demand was being referred to a special committee of FPL Group's board of directors that was established to investigate a demand by another shareholder that the board take action to obtain the return of the payments made to the officers. The plaintiff filed a motion for summary judgment, while the defendants filed a motion to stay this lawsuit pending the outcome of the special committee's investigation.

In April 2002, Mohamed and Juliet Edoo brought an action on behalf of themselves and their son, Justin Edoo, in the Florida circuit court against American Home Products and several other drug manufacturing and distribution companies, a medical doctor and FPL alleging that their son has suffered toxic neurological effects from mercury poisoning. The principal source of mercury exposure is alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies and administered by the doctor; however, the lawsuit also alleges that the son was exposed to mercury as a result of emissions from two FPL power plants located in Broward County, Florida. The complaint includes counts against FPL for alleged negligence in operating the plants such that the son was exposed to mercury emissions, and for the infliction of emotional distress upon the parents as a result of FPL's actions. The damages demanded from FPL are for injuries allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and for the parents' alleged emotional distress, medical expenses, loss of wages, and loss of their son's services and companionship. No amount of damages is specified. FPL has not yet responded to the complaint but expects to do so in the near future.

FPL Group and FPL believe that they have meritorious defenses to the pending litigation discussed above and are vigorously defending the suits except for the Oorbeek and Klein suits, which are being investigated by a special committee of FPL Group's board of directors. Management does not anticipate that the liabilities, if any, arising from the proceedings would have a material adverse effect on the financial statements.

7. Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a non-rate regulated energy generating subsidiary. Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries. FPL Group's segment information is as follows:

	Three Months Ended March 31,

	2002						2001

	FPL	FPL Energy		Corporate & Other		Total	FPL	FPL Energy	Corporate & Other	Total

	(millions)

Operating revenues	$1,538	$276		$29		$1,843	$1,647	$264	$30	$1,941
Income (loss) before cumulative effect of a change in accounting principle	$118	$24		$24	(c)	$166	$97	$18	$(5)	$110
Cumulative effect of adopting FAS 142	$-	$(222	)(b)	$-		$(222)	$-	$-	$-	$-
Net income (loss)(a)	$118	$(198)		$24	(c)	$(56)	$97	$18	$(5)	$110

	March 31, 2002						December 31, 2001

	FPL	FPL Energy		Corporate & Other		Total	FPL	FPL Energy	Corporate & Other	Total

	(millions)

Total assets	$11,959	$5,015		$500		$17,474	$11,924	$4,957	$582	$17,463
_____________________
(a)									Includes merger-related expenses in 2001 of $19 million after-tax, of which $16 million was recognized by FPL and $3 million by Corporate and Other.
(b)									See Note 1.
(c)									Includes favorable settlement of litigation with the Internal Revenue Service (IRS) of $30 million.
8. Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL. FPL Group Capital's debentures are fully and unconditionally guaranteed by FPL Group. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income
	Three Months Ended March 31,

	2002				2001

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$305	$1,538	$1,843	$-	$294	$1,647	$1,941
Operating expenses	-	(282)	(1,305)	(1,587)	-	(271)	(1,430)	(1,701)
Interest charges	(7)	(38)	(35)	(80)	(7)	(31)	(47)	(85)
Other income (deductions) - net	(55)	24	40	9	114	30	(133)	11

Income (loss) from operations before income taxes	(62)	9	238	185	107	22	37	166
Income tax expense (benefit)	(6)	(40)	65	19	(3)	1	58	56

Income (loss) before cumulative effect of a
change in accounting principle	(56)	49	173	166	110	21	(21)	110
Cumulative effect of adopting FAS 142,
net of income taxes	-	(222)	-	(222)	-	-	-	-

Net income (loss)	$(56)	$(173)	$173	$(56)	$110	$21	$(21)	$110

_____________________
(a) Represents FPL and consolidating adjustments.
Condensed Consolidating Balance Sheets
	March 31, 2002				December 31, 2001

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$4,192	$20,032	$24,224	$-	$3,606	$19,782	$23,388
Less accumulated depreciation and amortization	-	(273)	(11,680)	(11,953)	-	(246)	(11,480)	(11,726)

Total property, plant and equipment - net	-	3,919	8,352	12,271	-	3,360	8,302	11,662

CURRENT ASSETS
Cash and cash equivalents	6	31	80	117	-	81	1	82
Receivables	3	547	245	795	7	442	331	780
Other	1	118	530	649	-	114	626	740

Total current assets	10	696	855	1,561	7	637	958	1,602

OTHER ASSETS
Investment in subsidiaries	6,349	-	(6,349)	-	6,485	-	(6,485)	-
Other	93	1,456	2,093	3,642	108	2,066	2,025	4,199

Total other assets	6,442	1,456	(4,256)	3,642	6,593	2,066	(4,460)	4,199

TOTAL ASSETS	$6,452	$6,071	$4,951	$17,474	$6,600	$6,063	$4,800	$17,463

CAPITALIZATION
Common shareholders' equity	$5,813	$883	$(883)	$5,813	$6,015	$1,040	$(1,040)	$6,015
Preferred stock of FPL without sinking fund
requirements	-	-	226	226	-	-	226	226
Long-term debt	-	2,855	2,478	5,333	-	2,279	2,579	4,858

Total capitalization	5,813	3,738	1,821	11,372	6,015	3,319	1,765	11,099

CURRENT LIABILITIES
Accounts payable and debt due within one year	-	1,517	462	1,979	-	1,847	641	2,488
Other	542	302	580	1,424	484	252	415	1,151

Total current liabilities	542	1,819	1,042	3,403	484	2,099	1,056	3,639

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes and
unamortized tax credits	-	387	1,094	1,481	-	513	1,017	1,530
Other	97	127	994	1,218	101	132	962	1,195

Total other liabilities and deferred credits	97	514	2,088	2,699	101	645	1,979	2,725

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$6,452	$6,071	$4,951	$17,474	$6,600	$6,063	$4,800	$17,463

(a) Represents FPL and consolidating adjustments.
Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31,

	2002				2001

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$114	$(35)	$611	$690	$388	$(269)	$414	$533

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and independent power
investments	-	(257)	(269)	(526)	-	(235)	(333)	(568)
Capital contributions to FPL	-	-	-	-	(300)	-	300	-
Other - net	-	4	(31)	(27)	-	(43)	(9)	(52)

Net cash used in investing activities	-	(253)	(300)	(553)	(300)	(278)	(42)	(620)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	573	-	573	-	-	-	-
Retirements of long-term debt	-	-	-	-	-	-	(66)	(66)
Increase (decrease) in short-term debt	-	(335)	(232)	(567)	-	587	(360)	227
Dividends	(98)	-	-	(98)	(94)	-	-	(94)
Issuances of common stock	6	-	-	6	-	-	-	-
Other	(16)	-	-	(16)	-	-	-	-

Net cash provided by (used in) financing activities	(108)	238	(232)	(102)	(94)	587	(426)	67

Net increase (decrease) in cash and cash equivalents	6	(50)	79	35	(6)	40	(54)	(20)
Cash and cash equivalents at beginning of period	-	81	1	82	12	51	66	129

Cash and cash equivalents at end of period	$6	$31	$80	$117	$6	$91	$12	$109

(a) Represents FPL and consolidating adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2001 Form 10-K for FPL Group and FPL. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

FPL Group's adjusted earnings for the three months ended March 31, 2002 and 2001 exclude several nonrecurring items and the mark-to-market effects on non-managed hedges. The following table provides a reconciliation of net income (loss) to adjusted earnings:

Three Months Ended March 31,

	2002	2001

	(millions)

Net income (loss)	$(56)	$110
Adjustments:
Cumulative effect of adopting FAS 142 - FPL Energy (see Note 1)	222	-
Favorable IRS settlement included in income taxes - Corporate and Other	(30)
Net unrealized mark-to-market (gains) losses associated with
non-managed hedges - FPL Energy (see Note 2)	(1)	1
Merger related expenses - FPL ($16) and Corporate and Other ($3)	-	19

Adjusted earnings	$135	$130

FPL Group's adjusted earnings increased despite a slowing economy which has lowered demand and wholesale electricity prices. Both FPL and FPL Energy contributed to this increase. The discussion of results of operations below are based upon adjusted earnings.

FPL Group's effective tax rate was lower for the three months ended March 31, 2002 due to the favorable settlement of a prior year tax issue, increased tax credits for wind projects at FPL Energy and additional dividend deductions on FPL Group's Employee Stock Ownership Plan.

FPL - For the three months ended March 31, 2002, FPL's net income benefited from higher revenues from retail base operations and lower interest charges partially offset by higher other operations and maintenance (O&M) expenses. Revenues from retail base operations increased as a result of a 1.9% increase in customer accounts and a decline in the revenue refund provision, partly offset by a 2.2% reduction in usage per retail customer due to milder weather and weaker economic conditions. Revenues from retail base operations, excluding the impact of the revenue refund provision, decreased to $816 million for the first quarter of 2002 from $824 million for the same period last year. This decline was more than offset by a reduction in the revenue refund provision. For the three months ended March 31, 2002, FPL accrued approximately $19 million relating to refunds to retail customers, compared to $40 million in 2001. At March 31, 2002, FPL has accrued approximately $81 million associated with refunds to retail customers for the twelve-month period ending April 14, 2002. The increase in revenues from retail base operations was more than offset by a decline in clause revenues, primarily fuel-related, due to lower fuel prices. Clause revenues represent a pass-through of costs and do not significantly affect net income.

FPL's O&M expenses increased in the first quarter of 2002 reflecting higher nuclear maintenance and employee benefit costs, rate case-related expenses, as well as an increase in uncollectible accounts and certain environmental costs whereby recovery was limited under the rate agreement that expired on April 14, 2002. Continued cost pressures are expected to increase O&M expenses for 2002 by 5-6% compared to 2001. Interest charges were lower this quarter due to lower interest rates and lower average short-term debt balances as a result of the recovery of previously under recovered fuel costs.

On April 11, 2002, the FPSC issued its final order approving the new settlement agreement regarding FPL's retail base rates. On April 26, 2002, the South Florida Hospital & Healthcare Association and hospitals that intervened in the rate case docket but were not party to the settlement agreement filed a joint Notice of Administrative Appeal with the FPSC and the Supreme Court of Florida. Initial briefs must be filed by the appellants by July 5, 2002. FPL intends to vigorously contest this appeal and believes that the FPSC's decision approving the settlement agreement will be upheld.

FPL Energy - FPL Energy's earnings growth for the three months ended March 31, 2002 benefited from the addition of projects totaling more than 1,000 mw since last year's first quarter. Favorable asset optimization and trading activities also contributed to the earnings growth. These positive effects were somewhat offset by severe drought conditions in the Northeast, which had a negative impact on the performance of the hydro assets in the East region, and increased administrative costs associated with the growth of FPL Energy.

In April 2002, FPL Energy reached an agreement to acquire an 88.23% interest, or 1,024 mw, in Seabrook located in New Hampshire for $837 million. The acquisition is expected to close by the end of 2002, pending approvals from federal and state regulatory agencies. This acquisition plus the 4,500 mw currently under construction and the 1,000 to 2,000 mw of new wind generation planned by the end of 2003 are expected to bring FPL Energy's total portfolio to more than 11,500 mw by the end of 2004.

LIQUIDITY AND CAPITAL RESOURCES

FPL Group and its subsidiaries require funds to support and to grow their businesses. These funds are used for working capital, capital expenditures, investments in or acquisitions of assets and businesses and to pay maturing debt obligations. It is anticipated that these requirements will be satisfied from a combination of internally generated funds and the issuance, from time to time, of debt and equity securities. FPL Group plans to manage the timing and amount of issuances of debt and equity securities so as to maintain, on a long-term basis, a capital structure that will support a strong investment grade credit rating.

FPL Group's commitments at April 30, 2002 were as follows (see Note 6 - Commitments, Seabrook and Off-Balance Sheet Financing Arrangements):
	2002	2003-04	2005-06	Thereafter	Total

	(millions)
Standby letters of credit:
FPL	$1	$8	$-	$-	$9
FPL Energy	198	38	-	1	237
Corporate and Other	-	4	-	-	4
Guarantees - FPL Energy	374	17	128	194	713
Other commitments:(a)
FPL (b)	800	2,800	-	-	3,600
FPL Energy	939	616	31	10	1,596

Total	$2,312	$3,483	$159	$205	$6,159

_____________________
(a)

Other commitments for FPL represent capital expenditures to meet increased electricity usage and customer growth and for FPL Energy represent firm commitments in connection with the development and expansion of independent power projects. FPL Energy expects 2002 capital expenditures, including the $939 of commitments above, to approximate $2.4 billion, of which $317 million had been spent through March 31, 2002.

(b)	Excludes minimum payments under purchased power and fuel contracts which are recoverable through various cost recovery clauses. See Note 6 - Contracts.
For financing activity, see Note 5.

FPL Group expects the initial financing for Seabrook to come from short-term borrowings and anticipates accessing the capital markets to payoff this short-term financing. Consistent with its objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating, FPL Group expects to issue in 2002 and 2003 additional common stock or other equity securities in an amount at least sufficient to accommodate the Seabrook acquisition.

MARKET RISK SENSITIVITY

The effect of a hypothetical 40% decrease in the price of natural gas and electricity and a hypothetical 25% decrease in the price of oil would be to change the fair value at March 31, 2002 of commodity-based derivative instruments to a negative $18 million for FPL Group and a negative $3 million for FPL.

The changes in the fair value of FPL Group's derivative instruments for the three months ended March 31, 2002 were as follows:
	Trading & Managed Hedges	Non-Managed Hedges & Hedges in OCI	Total

	(millions)

Fair value of contracts outstanding at December 31, 2001	$1	$(7)	$(6)
Contracts realized or settled	(4)	2	(2)
Fair value of new contracts when entered into during the period	12	4	16
Other changes in fair values	13	6	19

Fair value of contracts outstanding at March 31, 2002	$22	$5	$27 (a)

_____________________
(a)		Includes the fair value of FPL's derivative instruments of $1 million at March 31, 2002.
The sources of fair value and maturity of derivative instruments at of March 31, 2002 were as follows:
	Maturity

	2002	2003-04	2005-06	Thereafter	Total

	(millions)
Sources of Fair Value:
Prices actively quoted	$14	$(1)	$-	$-	$13
Prices provided by other external sources	9	1	-	-	10
Prices based on models and other valuation methods	3	-	(1)	2	4

	$26	$-	$(1)	$2	$27

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion - Market Risk Sensitivity.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Item 3. Legal Proceedings in the 2001 Form 10-K for FPL Group and FPL.
In the suit filed by Klein, the plaintiff filed a motion for summary judgment while the defendants filed a motion to stay the action.

In April 2002, Mohamed and Juliet Edoo brought an action on behalf of themselves and their son, Justin Edoo, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against American Home Products and several other drug manufacturing and distribution companies, a medical doctor and FPL alleging that their son has suffered toxic neurological effects from mercury poisoning. The principal source of mercury exposure is alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies and administered by the doctor; however, the lawsuit also alleges that the son was exposed to mercury as a result of emissions from two FPL power plants located in Broward County, Florida. The complaint includes counts against FPL for alleged negligence in operating the plants such that the son was exposed to mercury emissions, and for the infliction of emotional distress upon the parents as a result of FPL's actions. The damages demanded from FPL are for injuries allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and for the parents' alleged emotional distress, medical expenses, loss of wages, and loss of their son's services and companionship. No amount of damages is specified. FPL has not yet responded to the complaint but expects to do so in the near future.

Item 5. Other Information
(a)	Reference is made to Item 1. Business - FPL Operations - Retail Ratemaking in the 2001 Form 10-K for FPL Group and FPL.
For information regarding FPL's recent rate settlement with the FPSC, see Note 4.
(b)	Reference is made to Item 1. Business - FPL Operations - System Capability and Load in the 2001 Form 10-K for FPL Group and FPL.

The start of the Sanford Unit No. 4 repowering project is being delayed due to scheduling changes involved in the repowering of Sanford Unit No. 5. As a result, the in-service date for Sanford Unit No. 4, which was originally scheduled for the end of 2002, has changed to mid-2003.

On April 26, 2002, FPL issued a supplemental request for proposals (RFP) for companies to compete to provide approximately 3,300 mw of added generating capacity for FPL customers by mid-2005. The companies must submit their bids by May 24, 2002. In 2001, FPL issued an initial RFP whereby 15 companies and FPL submitted proposals for power plant projects. It was determined that the FPL proposal to build new plants at the existing Manatee and Martin sites was the most cost-effective, subject to approval by the FPSC. FPL has requested that the need determination proceeding with the FPSC be held in abeyance until it analyzes the proposals from the supplemental RFP and determines the most cost-effective options.

(c)	Reference is made to Item 1. Business - FPL Operations - Nuclear Operations in the 2001 Form 10-K for FPL Group and FPL.

During a scheduled refueling outage in the first quarter of 2002, FPL conducted a visual inspection of the reactor vessel head penetration nozzles at Turkey Point Unit No. 4. The inspection revealed no problems.

(d)	Reference is made to Item 1. Business - FPL Operations - Fuel in the 2001 Form 10-K for FPL Group and FPL.

On April 8, 2002, the governor of Nevada submitted a Notice of Disapproval to Congress regarding President Bush's recommendation to develop Yucca Mountain as a nuclear waste depository. The Yucca Mountain site is the Department of Energy's recommended location to store and dispose of spent nuclear fuel and high-level radioactive waste. Congress can override the disapproval notice through a majority vote of both houses.

(e)	Reference is made to Item 1. Business - FPL Energy Operations - FPL Energy in the 2001 Form 10-K for FPL Group and FPL.
For information regarding FPL Energy's planned acquisition of an 88.23% interest in Seabrook, see Note 6 - Seabrook.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit Number	Description	FPL Group	FPL

	12(a)	Computation of Ratio of Earnings to Fixed Charges	x
	12(b)	Computation of Ratios		x

FPL Group and FPL agree to furnish to the Securities and Exchange Commission upon request any instrument with respect to long-term debt that FPL Group and FPL have not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

(b)	Reports on Form 8-K
A Current Report on Form 8-K was filed with the Securities and Exchange Commission on January 10, 2002 by FPL Group and FPL reporting two events under Item 5. Other Events.
A Current Report on Form 8-K was filed with the Securities and Exchange Commission on January 28, 2002 by FPL Group and FPL reporting three events under Item 5. Other Events.
A Current Report on Form 8-K was filed with the Securities and Exchange Commission on February 22, 2002 by FPL Group and FPL filing two exhibits under Item 5. Other Events.
A Current Report on Form 8-K was filed with the Securities and Exchange Commission on March 15, 2002 by FPL Group and FPL reporting two events under Item 5. Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

FPL GROUP, INC.
FLORIDA POWER & LIGHT COMPANY
(Registrants)

Date: May 13, 2002

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)