Form 10-Q
period 2002-06-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2002-08-12
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at July 31, 2002: 182,130,062 shares.

As of July 31, 2002, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

This combined Form 10-Q represents separate filings by FPL Group, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.

CAUTIONARY STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), FPL Group, Inc. (FPL Group) and Florida Power & Light Company (FPL) (collectively, the Company) are hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could cause the Company's actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Company.

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

Some important factors that could have a significant impact on FPL Group's and FPL's operations and financial results, and could cause FPL Group's and FPL's actual results or outcomes to differ materially from those discussed in the forward-looking statements, include:

•

FPL Group and FPL are subject to changes in laws or regulations, including the Public Utility Regulatory Policies Act of 1978, as amended (PURPA), and the Public Utility Holding Company Act of 1935, as amended (PUHCA), changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Florida Public Service Commission (FPSC) and the utility commissions of other states in which FPL Group has operations, and the U.S. Nuclear Regulatory Commission (NRC), with respect to allowed rates of return including but not limited to industry and rate structure, operation of nuclear power facilities, operation and construction of plant facilities, operation and construction of transmission facilities, acquisition, disposal, depreciation and amortization of assets and facilities, recovery of fuel and purchased power costs, decommissioning costs, return on common equity and equity ratio limits, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).

•	The regulatory process generally restricts FPL's ability to grow earnings and does not provide any assurance as to achievement of earnings levels.
•

FPL Group and FPL are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety that could, among other things, restrict or limit the use of certain fuels required for the production of electricity. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

•

FPL Group and FPL operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. FPL Group and its subsidiaries will need to adapt to these changes and may face increasing competitive pressure.

•

The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines, pipelines, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes), as well as the risk of performance below expected levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. In addition to these risks, FPL's nuclear units face certain risks that are unique to the nuclear industry including additional regulatory actions up to and including shut down of the units stemming from public safety concerns both at FPL's plants and at the plants of other nuclear operators. Breakdown or failure of an FPL Energy, LLC (FPL Energy) operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

•

FPL Group's and FPL's ability to successfully and timely complete its power generation facilities currently under construction, those projects yet to begin construction or capital improvements to existing facilities is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, FPL Group and FPL could be subject to additional costs, termination payments under committed contracts and/or the write off of its investment in the project or improvement.

•

FPL Group and FPL use derivative instruments, such as swaps, options, futures and forwards to manage their commodity and financial market risks, and to a lesser extent, engage in limited trading activities. FPL Group and FPL could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform.

•

There are other risks associated with FPL Group's nonregulated businesses, particularly FPL Energy. In addition to risks discussed elsewhere, risk factors specifically affecting FPL Energy's success in competitive wholesale markets include the ability to efficiently develop and operate generating assets, the price and supply of fuel, transmission constraints, competition from new sources of generation and demand for power. There can be significant volatility in market prices for fuel and electricity, and there are other financial, counterparty and market risks that are beyond the control of FPL Energy. FPL Energy's inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair its future financial results. In keeping with industry trends, a portion of FPL Energy's power generation facilities operate wholly or partially without long-term power purchase agreements. As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which may affect the volatility of FPL Group's financial results. In addition, FPL Energy's business depends upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable FPL Energy's ability to sell and deliver its wholesale power may be limited.

•

FPL Group is likely to encounter significant competition for acquisition opportunities that may become available as a result of the consolidation of the domestic power industry. In addition, FPL Group may be unable to identify attractive acquisition opportunities at favorable prices and to successfully and timely complete and integrate them.

•

FPL Group and FPL rely on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows. The inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could impact FPL Group's and FPL's ability to grow their businesses and would likely increase their interest costs.

•

FPL Group and FPL are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims; as well as the effect of new, or changes in, tax rates or policies, rates of inflation or accounting standards.

•	FPL Group's and FPL's ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by recent national events.
•

FPL Group and FPL are subject to employee workforce factors, including loss or retirement of key executives, availability of qualified personnel, collective bargaining agreements with union employees or work stoppage.

The issues and associated risks and uncertainties described above are not the only ones FPL Group and FPL may face. Additional issues may arise or become material as the energy industry evolves. The risks and uncertainties associated with these additional issues could impair FPL Group's and FPL's businesses in the future.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

OPERATING REVENUES	$2,248	$2,166	$4,092	$4,107

OPERATING EXPENSES
Fuel, purchased power and interchange	1,089	1,054	1,894	2,005
Other operations and maintenance	335	313	681	623
Merger-related	-	-	-	30
Depreciation and amortization	230	245	494	485
Taxes other than income taxes	185	174	358	344

Total operating expenses	1,839	1,786	3,427	3,487

OPERATING INCOME	409	380	665	620

OTHER INCOME (DEDUCTIONS)
Interest charges	(79)	(82)	(160)	(167)
Preferred stock dividends - FPL	(4)	(4)	(7)	(7)
Other - net	47	34	60	48

Total other deductions - net	(36)	(52)	(107)	(126)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	373	328	558	494

INCOME TAXES	123	109	142	165

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPLE	250	219	416	329

Cumulative effect of ADOPTING fas 142, "GOODWILL AND OTHER
INTANGIBLE ASSETS," NET OF INCOME TAXES OF $143	-	-	(222)	-

NET INCOME	$250	$219	$194	$329

Earnings per share of common stock (basic and assuming dilution):
Earnings per share before cumulative effect of adopting FAS 142	$1.46	$1.30	$2.45	$1.95
Cumulative effect of adopting FAS 142	$-	$-	$(1.31)	$-
Earnings per share	$1.46	$1.30	$1.14	$1.95

Dividends per share of common stock	$0.58	$0.56	$1.16	$1.12

Weighted-average number of common shares outstanding:
Basic	170.6	168.7	169.9	168.6
Assuming dilution	171.1	168.8	170.2	168.8

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (2001 Form 10-K) for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	June 30, 2002	December 31, 2001

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property, including nuclear fuel
and construction work in progress	$24,868	$23,388
Less accumulated depreciation and amortization	(11,904)	(11,726)

Total property, plant and equipment - net	12,964	11,662

CURRENT ASSETS
Cash and cash equivalents	384	82
Customer receivables, net of allowances of $9 and $8, respectively	656	636
Materials, supplies and fossil fuel inventory - at average cost	358	349
Deferred clause expenses	176	304
Other	252	231

Total current assets	1,826	1,602

OTHER ASSETS
Special use funds of FPL	1,658	1,608
Other investments	718	1,035
Other	986	1,556

Total other assets	3,362	4,199

TOTAL ASSETS	$18,152	$17,463

CAPITALIZATION
Common stock	$2	$2
Additional paid-in capital	3,033	2,814
Retained earnings	3,205	3,207
Accumulated other comprehensive income (loss)	8	(8)

Total common shareholders' equity	6,248	6,015
Preferred stock of FPL without sinking fund requirements	226	226
Long-term debt	5,697	4,858

Total capitalization	12,171	11,099

CURRENT LIABILITIES
Debt due within one year	1,129	2,015
Accounts payable	619	473
Accrued interest, taxes and other	1,232	1,151

Total current liabilities	2,980	3,639

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes	1,265	1,302
Unamortized regulatory and investment tax credits	210	228
Other	1,526	1,195

Total other liabilities and deferred credits	3,001	2,725

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$18,152	$17,463

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Six Months Ended June 30,

	2002	2001

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,427	$849

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(558)	(595)
Independent power investments	(615)	(899)
Other - net	(11)	(55)

Net cash used in investing activities	(1,184)	(1,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,077	493
Retirements of long-term debt	(242)	(66)
Increase (decrease) in short-term debt	(887)	404
Dividends on common stock	(196)	(188)
Issuances of common stock	342	-
Other	(35)	-

Net cash provided by financing activities	59	643

Net increase (decrease) in cash and cash equivalents	302	(57)
Cash and cash equivalents at beginning of period	82	129

Cash and cash equivalents at end of period	$384	$72

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$35	$24
Accrual for premium on publicly-traded equity units known as Corporate Units	$111	$-
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

OPERATING REVENUES	$1,921	$1,935	$3,460	$3,582

OPERATING EXPENSES
Fuel, purchased power and interchange	886	939	1,513	1,702
Other operations and maintenance	285	256	558	510
Merger-related	-	-	-	26
Depreciation and amortization	202	226	438	449
Income taxes	123	107	192	169
Taxes other than income taxes	173	174	342	337

Total operating expenses	1,669	1,702	3,043	3,193

OPERATING INCOME	252	233	417	389

OTHER INCOME (DEDUCTIONS)
Interest charges	(43)	(47)	(85)	(100)
Other - net	-	-	(2)	(2)

Total other deductions - net	(43)	(47)	(87)	(102)

NET INCOME	209	186	330	287

PREFERRED STOCK DIVIDENDS	4	4	7	7

NET INCOME AVAILABLE TO FPL GROUP	$205	$182	$323	$280

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	June 30, 2002	December 31, 2001

ELECTRIC UTILITY PLANT
Plant in service, including nuclear fuel and construction work in progress	$20,269	$19,774
Less accumulated depreciation and amortization	(11,603)	(11,480)

Electric utility plant - net	8,666	8,294

CURRENT ASSETS
Cash and cash equivalents	4	1
Customer receivables, net of allowances of $8 and $7, respectively	480	546
Materials, supplies and fossil fuel inventory - at average cost	310	265
Deferred clause expenses	176	304
Other	128	114

Total current assets	1,098	1,230

OTHER ASSETS
Special use funds	1,658	1,608
Other	820	792

Total other assets	2,478	2,400

TOTAL ASSETS	$12,242	$11,924

CAPITALIZATION
Common shareholder's equity	$5,251	$5,444
Preferred stock without sinking fund requirements	226	226
Long-term debt	2,355	2,579

Total capitalization	7,832	8,249

CURRENT LIABILITIES
Debt due within one year	459	232
Accounts payable	499	408
Accrued interest, taxes and other	1,054	975

Total current liabilities	2,012	1,615

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes	940	870
Unamortized regulatory and investment tax credits	210	228
Other	1,248	962

Total other liabilities and deferred credits	2,398	2,060

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$12,242	$11,924

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2001 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Six Months Ended June 30,

	2002	2001

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,116	$905

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(558)	(595)
Other - net	(33)	(24)

Net cash used in investing activities	(591)	(619)

CASH FLOWS FROM FINANCING ACTIVITIES
Retirements of long-term debt	(225)	(66)
Increase (decrease) in commercial paper	227	(368)
Dividends	(524)	(210)
Capital contributions from FPL Group	-	300

Net cash used in financing activities	(522)	(344)

Net increase (decrease) in cash and cash equivalents	3	(58)
Cash and cash equivalents at beginning of period	1	66

Cash and cash equivalents at end of period	$4	$8

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$35	$24

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

1. Goodwill and Other Intangible Assets

Effective January 1, 2002, FPL Group adopted Financial Accounting Standards No. (FAS) 142, "Goodwill and Other Intangible Assets." Under this statement, the amortization of goodwill is no longer permitted. Instead, goodwill is assessed for impairment at the date of adoption and at least annually thereafter by applying a fair-value based test. In January 2002, FPL Energy recorded an impairment loss of $365 million ($222 million after-tax) as the cumulative effect of adopting FAS 142, eliminating all goodwill previously included in other assets on FPL Group's financial statements. Estimates of fair value were determined using discounted cash flow models.

The following table provides reported net income and earnings per share excluding the impact of adopting FAS 142 and the proforma effect on the prior year period of excluding goodwill amortization expense:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(millions, except per share amounts)

Net income	$250	$219	$194	$329
Add back: Cumulative effect of adopting FAS 142, net of income taxes of $143	-	-	222	-

Net income excluding cumulative effect	250	219	416	329
Add back: Goodwill amortization, net of income taxes of $1 and $2, respectively	-	2	-	3

Adjusted net income	$250	$221	$416	$332

Earnings per share (basic and assuming dilution)	$1.46	$1.30	$1.14	$1.95
Add back: Cumulative effect of adopting FAS 142	-	-	1.31	-

Earnings per share excluding cumulative effect	1.46	1.30	2.45	1.95
Add back: Goodwill amortization	-	0.01	-	0.02

Adjusted earnings per share	$1.46	$1.31	$2.45	$1.97

2. Unrealized Gains on Derivative Transactions

Beginning January 1, 2002, FPL Group segregated unrealized mark-to-market gains and losses on derivative transactions into two categories. The first category, referred to as trading and managed hedge activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts. The unrealized gains (losses) from trading and managed hedge activities were $(6) million and $0 for the three months ended June 30, 2002 and 2001, respectively, and $8 million and $0 for the six months ended June 30, 2002 and 2001, respectively, and are reported net in operating revenues. The second category, referred to as non-managed hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under FAS 133, "Accounting for Derivative Instruments and Hedging Activities") and the ineffective portion of transactions accounted for as cash flow hedges. These transactions have been entered into to lock in a desired future outcome, and any mark-to-market gains or losses during the period prior to realization will continue to be reported outside of operating income in other-net. Unrealized gains from non-managed hedge activities were $2 million and $9 million for the three months ended June 30, 2002 and 2001, respectively, and $3 million and $7 million for the six months ended June 30, 2002 and 2001, respectively. Any position that is moved between non-managed hedge activity and trading and managed hedge activity is transferred at its fair value on the date of reclassification.

3. Comprehensive Income

Substantially all of the transactions that FPL Group has designated as hedges are cash flow hedges which have expiration dates through June 2021. Approximately $7 million of FPL Group's accumulated other comprehensive income at June 30, 2002 will be reclassified into earnings within the next 12 months as the hedged fuel is consumed or as electricity is sold. Within other comprehensive income (OCI), approximately $1 million and $8 million represent the effective portion of the net gain on cash flow hedges during the three months ended June 30, 2002 and 2001, respectively. The corresponding amounts for the six months ended June 30, 2002 and 2001 are approximately $15 million and $6 million, respectively.

Comprehensive income of FPL Group, totaling $250 million and $211 million for the three months ended June 30, 2002 and 2001, respectively, and $210 million and $333 million for the six months ended June 30, 2002 and 2001, respectively, includes net income, net unrealized gains (losses) on cash flow hedges of $(1) and $(8) million for the three months ended June 30, 2002 and 2001, respectively, and $15 million and $5 million for the six months ended June 30, 2002 and 2001, respectively, as well as changes in unrealized gains and losses on available for sale securities. Accumulated other comprehensive income (loss) is separately displayed in the condensed consolidated balance sheets of FPL Group.

4. Regulation

On April 11, 2002, the FPSC issued its final order approving the new settlement agreement regarding FPL's retail base rates. On April 26, 2002, the South Florida Hospital & Healthcare Association and certain hospitals filed a joint Notice of Administrative Appeal with the FPSC and the Supreme Court of Florida. Initial briefs were filed by the appellants on July 3, 2002. The answer briefs of the appellees are due on August 30, 2002. FPL intends to vigorously contest this appeal and believes that the FPSC's decision approving the settlement agreement will be upheld.

Due to the recent settlement agreement with the FPSC, as well as other FPSC actions with regard to accumulated nuclear amortization, FPL reclassified certain amounts that were previously classified within accumulated depreciation to a regulatory liability, which is included in other liabilities, on FPL's balance sheet effective April 15, 2002. The amounts reclassified include $170 million of special depreciation which will be amortized to depreciation expense at up to $125 million per year over the term of the settlement agreement, which extends through December 31, 2005, and $99 million of nuclear amortization which will be amortized ratably over the remaining life of the plants based on the term of the existing operating licenses of the plants at a rate of $7 million per year.

On July 31, 2002, the FERC released a notice of proposed rulemaking to reform public utilities' transmission tariffs and implement a standardized design for electric markets in the United States. The proposed rule would require all entities that own, control or operate transmission facilities to hire an independent transmission provider, which can be a regional transmission organization (RTO) such as GridFlorida LLC (GridFlorida). FPL is evaluating the proposed rule and will file comments by October 15, 2002. The FERC has indicated that a final order on the proposed rule will be issued in February 2003.

In March 2002, FPL filed a modified RTO proposal with the FPSC changing the structure of the RTO from a for-profit transmission company to a non-profit independent system operator. On August 8, 2002, the FPSC staff recommended approval of many of the aspects of the modified RTO proposal and allowing recovery of GridFlorida's incremental costs through the capacity cost recovery clause (capacity clause). In addition, the staff proposed that the FPSC not rule on market design issues now, but instead conduct an expedited hearing on these issues.

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

In June 2002, FPL Group sold concurrently a total of 5.75 million shares of common stock and 10.12 million Corporate Units. In connection with that financing, FPL Group Capital issued $506 million principal amount of 5% debentures due February 16, 2008. The interest rate on the debentures is expected to be reset on or after August 16, 2005. Payment of FPL Group Capital debentures is absolutely, irrevocably and unconditionally guaranteed by FPL Group. Each Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder will purchase $50 of FPL Group common shares on or before February 16, 2006, and FPL Group will make payments of 3% of the unit's $50 stated value until the shares are purchased. Under the terms of the purchase contracts, FPL Group will issue between 7,450,344 and 8,940,008 shares of common stock in connection with the settlement of the purchase contracts (subject to adjustment in certain circumstances).

Prior to the issuance of FPL Group's common stock, the purchase contracts will be reflected in FPL Group's diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of FPL Group common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by FPL Group in the market, at the average market price during the period, using the proceeds receivable upon settlement. Consequently, FPL Group anticipates that there will not be a dilutive effect on its earnings per share except during periods when the average market price of its common stock is above $62.02 for the February 2002 Corporate Units and $67.92 for the June 2002 Corporate Units.

In June 2002, FPL redeemed approximately $225 million of first mortgage bonds scheduled to mature in 2003 and 2004 and having interest rates of 6 5/8% and 6 7/8%.
In May 2002, FPL Group Capital entered into a $50 million variable-rate term-loan, which will mature in December 2002. The proceeds are being used for general corporate purposes.
In August 2002, FPL Group Capital entered into a $100 million variable-rate term-loan, which will mature in August 2004. The proceeds will be used for general corporate purposes.
6. Commitments and Contingencies

Commitments - FPL has made commitments in connection with a portion of its projected capital expenditures. Capital expenditures for the construction or acquisition of additional facilities and equipment to meet customer demand for the remainder of 2002 through 2005 are estimated to be as follows:

	2002	2003	2004	2005	Total

	(millions)

Generation	$400	$470	$460	$180	$1,510
Transmission	50	210	300	200	760
Distribution	250	560	560	550	1,920
General and other	120	190	230	250	790

Total	$820	$1,430	$1,550	$1,180	$4,980

As of June 30, 2002, FPL Energy had $2.0 billion in firm commitments for a portion of its capital expenditures and minimum lease payments associated with the off-balance sheet financing arrangements discussed below. FPL Energy's capital expenditures for the acquisition, development and expansion of independent power projects through 2005 are expected to range between $3.4 billion to $4.4 billion. This includes approximately $1.6 billion to complete the buildout of FPL Energy's announced fossil-fueled projects, $837 million for the acquisition of an 88.23% interest in the Seabrook Nuclear Generating Station (Seabrook) and $1 billion to $2 billion to expand the wind portfolio by 1,000 megawatts (mw) to 2,000 mw through 2003. Included in this four-year forecast are capital expenditures for 2002 of approximately $2.4 billion, of which $615 million has been spent through June 30, 2002. See Seabrook and Contracts for further discussion.

At June 30, 2002, subsidiaries of FPL Group, other than FPL, have guaranteed approximately $1.9 billion of lease obligations, prompt performance payments, purchase and sale of power and fuel agreement obligations, debt service payments and other payments subject to certain contingencies. FPL Group has guaranteed certain payment obligations of FPL Group Capital, including those under FPL Group Capital's debt and commercial paper issuances, as well as guarantees discussed above.

FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a power purchase agreement (PPA) that expires in 2027. Under the PPA, the subsidiary could incur market-based liquidated damages for failure to meet a stated mechanical availability and guaranteed average output. Based on past performance of similar projects, management believes that the exposure associated with this guarantee is not material.

Seabrook - In April 2002, FPL Energy reached an agreement to acquire an 88.23% interest, or 1,024 mw, in Seabrook located in New Hampshire for $837 million, which is included in Commitments above. The acquisition is expected to close by the end of 2002, pending approvals from federal and state regulatory agencies.

Contracts - FPL Group has a long-term agreement for the supply of gas turbines through 2007 and for parts, repairs and on-site services through 2011. Approximately half of the gas turbines have been placed in service or are assigned to power plants under construction. The remaining gas turbines remain unassigned. In the event that FPL Group is unable to utilize the unassigned gas turbines, termination payments of up to approximately $135 million as of June 30, 2002 could be required and would be expensed. Progress payments made on these unassigned turbines through June 30, 2002, totaling approximately $148 million, would be applied to any required cash payment. See Off-Balance Sheet Financing Arrangements for information related to gas turbines assigned to the special purpose entity (SPE) that is funding the construction of certain turbines.

During 2002, FPL Energy has entered into several contracts for the supply of wind turbines and towers to support a portion of the new wind generation planned by the end of 2003. In addition, FPL Energy has entered into various engineering, procurement and construction contracts with expiration dates through 2004 to support its development activities.

All of these contracts are intended to support expansion, and the related commitments as of June 30, 2002 are included in Commitments above.

FPL has entered into long-term purchased power and fuel contracts. FPL is obligated under take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of The Southern Company (Southern Companies) to pay for approximately 1,300 mw of power through mid-2010 and 388 mw thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2005 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts and the Southern Companies' contract is subject to minimum quantities. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. In 2001, FPL entered into agreements with several electricity suppliers to purchase an aggregate of up to approximately 1,300 mw of power with expiration dates ranging from 2003 through 2007. In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts. FPL has medium- to long-term contracts for the transportation and supply of natural gas, coal and oil with various expiration dates through 2022. FPL Energy has long-term contracts for the transportation, supply and storage of natural gas with expiration dates ranging from 2005 through 2017, and a contract for the supply of natural gas that expires in late-2002.

The remaining required capacity and minimum payments under these contracts as of June 30, 2002 are estimated to be as follows:

	2002	2003	2004	2005	2006	Thereafter

FPL:	(millions)
Capacity payments:
JEA and Southern Companies	$93	$190	$190	$190	$200	$1,300
Qualifying facilities	$169	$350	$360	$350	$300	$4,700
Other electricity suppliers	$55	$105	$105	$55	$40	$5
Minimum payments, at projected prices:
Southern Companies - energy	$30	$60	$50	$60	$60	$200
Natural gas, including transportation	$520	$475	$200	$200	$180	$2,107
Coal	$20	$25	$15	$15	$10	$10
Oil	$250	$-	$-	$-	$-	$-

FPL Energy:
Natural gas transportation and storage	$10	$20	$20	$15	$15	$175
Charges under these contracts were as follows:
	Three Months Ended June 30,								Six Months Ended June 30,

	2002				2001				2002				2001

	Capacity		Energy/ Fuel		Capacity		Energy/ Fuel		Capacity		Energy/ Fuel		Capacity		Energy/ Fuel

	(millions)
FPL:
JEA and Southern Companies	$50	(a)	$42	(b)	$50	(a)	$44	(b)	$96	(a)	$79	(b)	$101	(a)	$84	(b)
Qualifying facilities	$79	(c)	$29	(b)	$79	(c)	$35	(b)	$155	(c)	$60	(b)	$156	(c)	$69	(b)
Other electricity suppliers	$22	(c)	$7	(b)	$3	(c)	$2	(b)	$25	(c)	$9	(b)	$3	(c)	$2	(b)
Natural gas, including transportation	$-		$225	(b)	$-		$215	(b)	$-		$368	(b)	$-		$416	(b)
Coal	$-		$15	(b)	$-		$12	(b)	$-		$29	(b)	$-		$24	(b)
Oil	$-		$112	(b)	$-		$91	(b)	$-		$165	(b)	$-		$189	(b)

FPL Energy:
Natural gas transportation and storage	$-		$4		$-		$4		$-		$9		$-		$8
_____________________
(a) Recovered through base rates and the capacity clause.
(b) Recovered through the fuel and purchased power cost recovery clause.
(c) Recovered through the capacity clause.

Off-Balance Sheet Financing Arrangements - In 2000, an FPL Energy subsidiary entered into an operating lease agreement with a SPE lessor to lease a 535 mw combined-cycle power generation plant. At the inception of the lease, the lessor obtained the funding commitments required to complete the acquisition, development and construction of the plant through debt and equity contributions from investors who are not affiliated with FPL Group. At June 30, 2002 and December 31, 2001, the lessor had drawn $336 million and $298 million, respectively, on a $425 million total commitment. Construction is expected to be completed by the end of 2002. The FPL Energy subsidiary is acting as the lessor's agent to construct the plant and, upon completion, will lease the plant for a term of five years. Generally, if the FPL Energy subsidiary defaults during the construction period on its obligations under the agreement, a residual value guarantee payment equal to 89.9% of lessor capitalized costs incurred to date must be made by the FPL Energy subsidiary. However, under certain limited events of default during the construction period and the post-construction lease term, the FPL Energy subsidiary can be required to purchase the plant for 100% of costs incurred to date. Once construction is complete, the FPL Energy subsidiary is required to make rent payments in amounts intended to cover the lessor's debt service, a stated yield to equity holders and certain other costs. The minimum annual lease payments are estimated to be $0 in 2002, $21 million in 2003, $22 million in 2004, $24 million in 2005, $18 million in 2006 and $209 million thereafter. The FPL Energy subsidiary has the option to purchase the plant for 100% of costs incurred to date at any time during construction or the remaining lease term. If the FPL Energy subsidiary does not elect to purchase the plant at the end of the lease term, a residual value guarantee (included in the minimum lease payments above) must be paid and the plant will be sold. Any proceeds received by the lessor in excess of the outstanding debt and equity will be given to the FPL Energy subsidiary. FPL Group Capital has guaranteed the FPL Energy subsidiary's obligations under the lease agreement, which are included in the $1.9 billion of guarantees discussed above. The equity holder controls the lessor. The lessor has represented that it has essentially no assets or obligations other than the plant under construction and the related debt and that total assets, total liabilities and equity of the lessor at June 30, 2002 were $336 million, $320 million and $16 million, respectively. In June 2002, the cash collateral requirement related to this transaction was removed as a result of the lessor's syndication of its debt.

Also in 2000, another FPL Energy subsidiary entered into an operating lease agreement with an SPE related to the construction of certain turbines and related equipment (equipment). At the inception of the lease, the SPE arranged a total credit facility of $650 million to be funded through debt and equity contributions from investors who are not affiliated with FPL Group. At June 30, 2002 and December 31, 2001, the amounts outstanding under the facility were $5 million and $42 million, respectively. Generally, if the FPL Energy subsidiary defaults during the construction period on its obligations under the agreement, a residual value guarantee payment equal to 89.9% of costs incurred to date must be made by the FPL Energy subsidiary. However, under certain limited events of default, the FPL Energy subsidiary can be required to purchase all equipment then in the facility for 100% of costs incurred to date. At any time during the construction period, FPL Energy may purchase any equipment for 100% of payments made to date by the SPE to the equipment vendors plus accrued interest and any applicable fees. In such event, if FPL Energy elected not to complete the construction of the equipment, termination payments on such equipment would be approximately $32 million at June 30, 2002. Upon completion of each item of equipment, FPL Energy may choose to purchase the equipment, remarket the equipment to another party or continue under the operating lease agreement to lease the equipment for the remainder of the five-year term. The minimum annual lease payments are estimated to be $0 in 2002 and 2003, $3 million in each of the years 2004 and 2005 and $2 million in 2006. If FPL Energy chooses to continue the lease, and does not choose to purchase the equipment at the end of the lease term, the FPL Energy subsidiary is subject to a residual value guarantee payment of 84% of the equipment cost. FPL Group Capital has guaranteed the FPL Energy subsidiary's obligations under the agreement, which are included in the $1.9 billion of guarantees discussed above. The equity holder controls the lessor. The lessor has represented that it has essentially no assets or obligations other than the equipment under construction and the related debt and that total assets, total liabilities and equity of the SPE at June 30, 2002 were $5.27 million, $3.60 million and $1.67 million, respectively.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of the insurance available from private sources and under an industry retrospective payment plan. In accordance with this Act, FPL maintains $200 million of private liability insurance, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $363 million per incident at any nuclear utility reactor in the United States, payable at a rate not to exceed $43 million per incident per year. The Price-Anderson Act expired on August 1, 2002 and a number of proposals for renewal are currently being considered by Congress. Whether or not the Act is renewed, FPL will not be impacted by the expiration, as this expiration does not affect plants with operating licenses issued by the NRC prior to August 1, 2002.

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

FPL self-insures the majority of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a funded storm and property insurance reserve, which totaled approximately $248 million at June 30, 2002, for uninsured property storm damage or assessments under the nuclear insurance program. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit provide additional liquidity in the event of a T&D property loss.

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

In 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins, and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, filed suit against FPL Group, FPL, FPL FiberNet, LLC (FPL FiberNet), FPL Group Capital and FPL Investments, Inc. in the Florida circuit court. This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of defendants, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes. The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes. The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages. In July 2002, defendants' motion to dismiss the complaint for, among other things, the failure to state a valid cause of action was denied.

In January 2002, Roy Oorbeek and Richard Berman filed suit against FPL Group (as an individual and nominal defendant); its current and certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Lewis Hay III, Dennis P. Coyle, Paul J. Evanson and Lawrence J. Kelleher. The lawsuit alleges that the proxy statements relating to shareholder approval of FPL Group's Long Term Incentive Plan (LTIP) and its proposed, but unconsummated, merger with Entergy Corporation (Entergy) were false and misleading because they did not affirmatively state that payments made to certain officers under FPL Group's LTIP upon shareholder approval of the merger would be retained by the officers even if the merger with Entergy was not consummated and did not state that under some circumstances payments made pursuant to FPL Group's LTIP might not be deductible by FPL Group for federal income tax purposes. It also alleges that FPL Group's LTIP required either consummation of the merger as a condition to the payments or the return of the payments if the transaction did not close, and that the actions of the director defendants in approving the proxy statements, causing the payments to be made, and failing to demand their return constitute corporate waste. The plaintiffs seek to have the shareholder votes approving FPL Group's LTIP and the merger declared null and void, the return to FPL Group of the payments received by the officers, compensatory damages from the individual defendants and attorneys' fees. The defendants filed a motion to stay the proceeding for failure to make a demand, as required by the Florida Business Corporation Act, that the board of directors of FPL Group take action with respect to the matters alleged in the complaint. The plaintiffs filed a motion for summary judgment. FPL Group's board of directors has established a special committee to investigate a demand by another shareholder that the board take action to obtain the return of the payments made to the officers and has expanded that investigation to include the allegations in the Oorbeek and Berman complaint. In June 2002, the court entered an order denying plaintiffs' motion for summary judgment, granting defendants' motion to stay the action, and ordering the special committee to submit its report by August 30, 2002 and to notify the court on or before September 20, 2002 "regarding any contemplated action in the instant matters, namely whether the corporation has been advised to move the court to dismiss the derivative proceedings...and/or take any other action in these cases."

In March 2002, William M. Klein, by Stephen S. Klein under power of attorney, on behalf of himself and all others similarly situated, filed suit against FPL Group (as nominal defendant); its current and certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Paul J. Evanson, Lewis Hay III and Dennis P. Coyle. The lawsuit alleges that the payments made to certain officers under FPL Group's LTIP upon shareholder approval of the proposed merger with Entergy were improper and constituted corporate waste because the merger was not consummated. The suit alleges that the LTIP required consummation of the merger as a condition to the payments. The plaintiff seeks the return to FPL Group of the payments received by the officers; contribution, restitution and/or damages from the individual defendants; and attorneys' fees. The plaintiff had made a demand in January 2002 that the directors of FPL Group take action to obtain the return of the payments to the officers. The plaintiff was promptly notified that this demand was being referred to a special committee of FPL Group's board of directors that was established to investigate a demand by another shareholder that the board take action to obtain the return of the payments made to the officers. The plaintiff filed a motion for summary judgment, while the defendants filed a motion to stay this lawsuit pending the outcome of the special committee's investigation. In June 2002, the court entered an order denying plaintiff's motion for summary judgment, granting defendants' motion to stay the action, and ordering the special committee to submit its report by August 30, 2002 and to notify the court on or before September 20, 2002 "regarding any contemplated action in the instant matters, namely whether the corporation has been advised to move the court to dismiss the derivative proceedings...and/or take any other action in these cases."

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

In addition to those legal proceedings discussed herein, FPL Group and its subsidiaries are involved in a number of other legal proceedings and claims in the ordinary course of their businesses. While management is unable to predict with certainty the outcome of these other legal proceedings and claims, it is not expected that their ultimate resolution individually or collectively will have a material adverse effect on the financial statements.

Other Contingencies - In connection with the redemption in 1999 of its one-third ownership interest in Olympus Communications, L.P. (Olympus), an indirect subsidiary of FPL Group has a note receivable from a limited partnership, of which Olympus is a general partner. The note receivable is secured by a pledge of the redeemed ownership interest. Olympus is an indirect subsidiary of Adelphia Communications Corp. (Adelphia). In June 2002, Adelphia and a number of its subsidiaries, including Olympus, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11). The note receivable plus accrued interest totaled approximately $127 million at June 30, 2002 and is included in other assets on FPL Group's consolidated balance sheets. The note was due on July 1, 2002 and is currently in default.

Based on the most recent publicly available financial information set forth in Olympus' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, total assets of Olympus exceeded liabilities by approximately $3.6 billion and Olympus served 1,787,000 basic subscribers. Olympus has not filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 or its subsequent Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (SEC), and consequently the September 30, 2001 financial information may not be indicative of Olympus' current financial position. It has been reported that the SEC is investigating Adelphia's accounting and disclosure practices relating to off-balance sheet loans. Pursuant to a bankruptcy court order, Olympus is required to file with the court updated financial information by September 23, 2002. FPL Group is monitoring these developments and is currently unable to assess the collectibility of the note or the value of the collateral.

FPL Energy owns a 50% interest in two wind projects that are qualifying facilities under the PURPA and sell 100% of their output to Southern California Edison (SCE). The projects' qualifying facility status is based on an application filed by FPL Energy's partner in the projects. FERC regulations preclude more than 50% of the equity in qualifying facilities to be owned directly or indirectly by utilities or utility holding companies. However, the ownership restriction does not apply to utility holding companies that are exempt from PUHCA under section 3(a)(3) or 3(a)(5). FPL Energy and its partner both are utility holding companies, but its partner currently has exemptions from PUHCA under both section 3(a)(3) and 3(a)(5). Thus, FPL Energy and its partner currently satisfy the 50% ownership test of PURPA. SCE has filed a motion with the SEC requesting that the SEC revoke the PUHCA exemptions currently held by FPL Energy's partner both prospectively, as well as retroactively, on the basis that the PUHCA exemption applications filed by FPL Energy's partner were not filed in good faith. If the exemptions were to be revoked and FPL Energy or its partner did not take appropriate remedial steps, the projects could lose their qualifying facility status, and SCE could seek to terminate the long-term power sales agreements with the partnerships. If the long-term power sales agreements were terminated, the projects would have to sell their output into the marketplace. FPL Energy's investment in these two wind projects totaled approximately $33 million at June 30, 2002.

Subsidiaries of FPL Group, other than FPL, have investments in several leveraged leases, two of which are with MCI Telecommunications Corporation (MCI). In July 2002, MCI filed for bankruptcy protection under Chapter 11. At June 30, 2002, FPL Group's investment in the leveraged leases with MCI totaled approximately $63 million and the related accumulated deferred income taxes totaled approximately $34 million. FPL Group is evaluating what effect, if any, the MCI bankruptcy proceeding will have on its investment in the leveraged leases.

At June 30, 2002, FPL Energy had approximately $75 million of capitalized development costs associated with sites located throughout the United States. Although the direction of the wholesale energy market is uncertain, management believes that the recent decline is temporary and that the market will turn around. If this turn around does not occur, it could affect the recoverability of the capitalized development costs. In light of the changing environment, management is reconsidering the extent of its commitment to the development of new power plants.

Due to the ongoing decline in the telecommunications industry and its impact on FPL FiberNet's current and prospective customers, FPL FiberNet's capital expenditure forecast for 2002-04 was revised from $100 million to approximately $50 million. Also, FPL FiberNet is conducting valuation studies to assess the recoverability of its fiber network and related inventory, which totaled approximately $350 million at June 30, 2002.

7. Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a non-rate regulated energy generating subsidiary. Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries. FPL Group's segment information is as follows:

	Three Months Ended June 30,

	2002						2001

	FPL	FPL Energy(a)		Corporate & Other		Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$1,921	$287		$40		$2,248	$1,935	$199	$32	$2,166
Net income (loss)	$205	$38		$7		$250	$182	$38	$(1)	$219

	Six Months Ended June 30,

	2002						2001

	FPL	FPL Energy(a)		Corporate & Other		Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$3,460	$563		$69		$4,092	$3,582	$463	$62	$4,107
Income (loss) before cumulative effect of a
change in accounting principle	$323	$61		$32	(d)	$416	$280	$56	$(7)	$329
Cumulative effect of adopting FAS 142	$-	$(222	)(c)	$-		$(222)	$-	$-	$-	$-
Net income (loss)(b)	$323	$(161)		$32	(d)	$194	$280	$56	$(7)	$329

	June 30, 2002						December 31, 2001

	FPL	FPL Energy(a)		Corporate & Other		Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Total assets	$12,242	$5,401		$509		$18,152	$11,924	$4,957	$582	$17,463
_____________________
(a)									FPL Energy's interest charges are based on an assumed capital structure of 50% debt for operating projects and 100% debt for projects under construction.
(b)									Includes merger-related expenses in 2001 of $19 million after-tax, of which $16 million was recognized by FPL and $3 million by Corporate and Other.
(c)									See Note 1.
(d)									Includes favorable settlement of litigation with the Internal Revenue Service (IRS) of $30 million.

8. Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL. FPL Group Capital's debentures, and certain other obligations, are fully and unconditionally guaranteed by FPL Group. Condensed consolidating financial information is as follows:

	Three Months Ended June 30,

	2002				2001

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$327	$1,921	$2,248	$-	$231	$1,935	$2,166
Operating expenses	-	(294)	(1,545)	(1,839)	-	(193)	(1,593)	(1,786)
Interest charges	(7)	(37)	(35)	(79)	(7)	(35)	(40)	(82)
Other income (deductions) - net	255	57	(269)	43	224	45	(239)	30

Income from operations before income taxes	248	53	72	373	217	48	63	328
Income tax expense (benefit)	(2)	4	121	123	(2)	6	105	109

Net income (loss)	$250	$49	$(49)	$250	$219	$42	$(42)	$219

	Six Months Ended June 30,

	2002				2001

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$632	$3,460	$4,092	$-	$525	$3,582	$4,107
Operating expenses	-	(576)	(2,851)	(3,427)	-	(463)	(3,024)	(3,487)
Interest charges	(14)	(74)	(72)	(160)	(15)	(66)	(86)	(167)
Other income (deductions) - net	200	81	(228)	53	339	73	(371)	41

Income from operations before income taxes	186	63	309	558	324	69	101	494
Income tax expense (benefit)	(8)	(36)	186	142	(5)	6	164	165

Income (loss) before cumulative effect of a
change in accounting principle	194	99	123	416	329	63	(63)	329
Cumulative effect of adopting FAS 142,
net of income taxes	-	(222)	-	(222)	-	-	-	-

Net income (loss)	$194	$(123)	$123	$194	$329	$63	$(63)	$329

_____________________
(a) Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	June 30, 2002				December 31, 2001

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$4,592	$20,276	$24,868	$-	$3,606	$19,782	$23,388
Less accumulated depreciation and amortization	-	(301)	(11,603)	(11,904)	-	(246)	(11,480)	(11,726)

Total property, plant and equipment - net	-	4,291	8,673	12,964	-	3,360	8,302	11,662

CURRENT ASSETS
Cash and cash equivalents	45	334	5	384	-	81	1	82
Receivables	371	364	36	771	7	442	331	780
Other	-	95	576	671	-	114	626	740

Total current assets	416	793	617	1,826	7	637	958	1,602

OTHER ASSETS
Investment in subsidiaries	6,183	-	(6,183)	-	6,485	-	(6,485)	-
Other	94	1,144	2,124	3,362	108	2,066	2,025	4,199

Total other assets	6,277	1,144	(4,059)	3,362	6,593	2,066	(4,460)	4,199

TOTAL ASSETS	$6,693	$6,228	$5,231	$18,152	$6,600	$6,063	$4,800	$17,463

CAPITALIZATION
Common shareholders' equity	$6,248	$933	$(933)	$6,248	$6,015	$1,040	$(1,040)	$6,015
Preferred stock of FPL without sinking fund
requirements	-	-	226	226	-	-	226	226
Long-term debt	-	3,342	2,355	5,697	-	2,279	2,579	4,858

Total capitalization	6,248	4,275	1,648	12,171	6,015	3,319	1,765	11,099

CURRENT LIABILITIES
Accounts payable and debt due within one year	-	791	957	1,748	-	1,847	641	2,488
Other	316	622	294	1,232	484	252	415	1,151

Total current liabilities	316	1,413	1,251	2,980	484	2,099	1,056	3,639

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes and
unamortized tax credits	-	392	1,083	1,475	-	513	1,017	1,530
Other	129	148	1,249	1,526	101	132	962	1,195

Total other liabilities and deferred credits	129	540	2,332	3,001	101	645	1,979	2,725

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$6,693	$6,228	$5,231	$18,152	$6,600	$6,063	$4,800	$17,463

(a) Represents FPL and consolidating adjustments.
Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30,

	2002				2001

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$(67)	$899	$595	$1,427	$485	$(330)	$694	$849

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and independent power
investments	-	(615)	(558)	(1,173)	-	(899)	(595)	(1,494)
Capital contributions to FPL	-	-	-	-	(300)	-	300	-
Other - net	1	23	(35)	(11)	(8)	(24)	(23)	(55)

Net cash used in investing activities	1	(592)	(593)	(1,184)	(308)	(923)	(318)	(1,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	1,077	-	1,077	-	493	-	493
Retirements of long-term debt	-	(17)	(225)	(242)	-	-	(66)	(66)
Increase (decrease) in short-term debt	-	(1,114)	227	(887)	-	772	(368)	404
Dividends	(196)	-	-	(196)	(188)	-	-	(188)
Issuances of common stock	342	-	-	342	-	-	-	-
Other	(35)	-	-	(35)	-	-	-	-

Net cash provided by (used in) financing activities	111	(54)	2	59	(188)	1,265	(434)	643

Net increase (decrease) in cash and cash equivalents	45	253	4	302	(11)	12	(58)	(57)
Cash and cash equivalents at beginning of period	-	81	1	82	12	51	66	129

Cash and cash equivalents at end of period	$45	$334	$5	$384	$1	$63	$8	$72

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

RESULTS OF OPERATIONS

FPL Group's adjusted earnings for the three and six months ended June 30, 2002 and 2001 exclude several nonrecurring items and the mark-to-market effects of non-managed hedges. The following table provides a reconciliation of net income to adjusted earnings:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(millions)

Net income	$250	$219	$194	$329
Adjustments:
Cumulative effect of adopting FAS 142 - FPL Energy (see Note 1)	-	-	222	-
Favorable IRS settlement included in income taxes - Corporate and Other	-	-	(30)	-
Net unrealized mark-to-market gains associated with
non-managed hedges - FPL Energy (see Note 2)	(1)	(5)	(2)	(5)
Merger-related expenses - FPL ($16) and Corporate and Other ($3)	-	-	-	19

Adjusted earnings	$249	$214	$384	$343

FPL Group's adjusted earnings for the three and six months ended June 30, 2002 increased despite economic issues that have lowered demand at FPL Energy and wholesale electricity prices. FPL contributed to the majority of the increase in both periods.

FPL Group's effective tax rate was lower for the six months ended June 30, 2002 due to the favorable settlement in March 2002 of a prior year tax issue, increased production tax credits for wind projects at FPL Energy and additional dividend deductions related to FPL Group's Employee Stock Ownership Plan.

The discussion of results of operations below is based upon adjusted earnings.

FPL - For the three and six months ended June 30, 2002, FPL's net income benefited from higher revenues from retail base operations, lower depreciation expense and lower interest charges partially offset by higher other operations and maintenance (O&M) expenses.

Revenues from retail base operations increased for the three months ended June 30, 2002 as a result of a 2.1% increase in customer accounts and a 5.8% increase in usage per retail customer mainly due to warmer weather partly offset by the effect of a 7% reduction in rates that was effective in mid-April 2002 net of a lower revenue refund provision. For the second quarter of 2002, revenues from retail base operations, excluding the impact of the revenue refund provision, decreased slightly to $917 million from $918 million for the same period last year. This decline was more than offset by a reduction in the revenue refund provision. FPL accrued $4 million during the second quarter of 2002 compared to $38 million for the same period in 2001 associated with refunds to retail customers under the former rate agreement that ended April 14, 2002. In June 2002, FPL refunded approximately $86 million, including interest, to retail customers for the last twelve-month period under the previous rate agreement. Substantially all of this refund was accrued for prior to the second quarter of 2002. At June 30, 2002, FPL had not accrued any provision for revenue refund under the current rate agreement.

Revenues from retail base operations increased for the six months ended June 30, 2002 reflecting a 2.0% increase in customer accounts and a 2.0% increase in usage per retail customer mainly due to warmer weather partly offset by the effect of a 7% reduction in rates commencing April 15, 2002 net of a lower revenue refund provision. For the six months ended June 30, 2002, revenues from retail base operations, excluding the impact of the revenue refund provision, decreased to $1,734 million from $1,742 million for the same period last year. This decline was more than offset by a reduction in the revenue refund provision. FPL accrued $23 million during the six months ended June 30, 2002 compared to $78 million for the same period in 2001 associated with refunds to retail customers.

For the three and six months ended June 30, 2002, the increase in revenues from retail base operations was more than offset by a decline in clause revenues, primarily fuel-related, due to lower fuel costs. Clause revenues represent a pass-through of costs that affect cash flow but do not significantly affect net income.

FPL's O&M expenses increased for the three and six months ended June 30, 2002 reflecting higher employee benefit and insurance costs, as well as higher nuclear maintenance costs. Continued cost pressures are expected to increase O&M expenses for 2002 by 5-6% compared to 2001. Depreciation expense decreased during the three and six months ended June 30, 2002 primarily due to the $37 million amortization of a regulatory liability, as approved by the FPSC in the new rate agreement, representing the pro rata portion of the $125 million annual depreciation credit provided for by the new rate agreement. Interest charges were lower for both the three and six months ended June 30, 2002 due to lower interest rates and lower average debt balances as a result of the recovery of previously under recovered fuel costs.

On April 11, 2002, the FPSC issued its final order approving the new settlement agreement regarding FPL's retail base rates. On April 26, 2002, the South Florida Hospital & Healthcare Association and hospitals that intervened in the rate case docket but were not party to the settlement agreement filed a joint Notice of Administrative Appeal with the FPSC and the Supreme Court of Florida. Initial briefs were filed by the appellants on July 3, 2002. The answer briefs of the appellees are due on August 30, 2002. FPL intends to vigorously contest this appeal and believes that the FPSC's decision approving the settlement agreement will be upheld.

In June 2002, the NRC extended the operating licenses for Turkey Point Units Nos. 3 and 4, which will allow operation of these units until 2032 and 2033, respectively. FPL has not yet decided whether to exercise the option to operate past the original license expiration date of 2012 and 2013, although FPL is continuing to take actions to ensure the long term viability of the units in order to preserve this option. This decision will be made by 2007. Any adjustment to depreciation and decommissioning rates would require FPSC approval.

On July 31, 2002, the FERC released a notice of proposed rulemaking to reform public utilities' transmission tariffs and implement a standardized design for electric markets in the United States. The proposed rule would require all entities that own, control or operate transmission facilities to hire an independent transmission provider, which can be a regional transmission organization such as GridFlorida. FPL is evaluating the proposed rule and will file comments by October 15, 2002. The FERC has indicated that a final order on the proposed rule will be issued in February 2003.

In March 2002, FPL filed a modified RTO proposal with the FPSC changing the structure of the RTO from a for-profit transmission company to a non-profit independent system operator. On August 8, 2002, the FPSC staff recommended approval of many of the aspects of the modified RTO proposal and allowing recovery of GridFlorida's incremental costs through the capacity clause. In addition, the staff proposed that the FPSC not rule on market design issues now, but instead conduct an expedited hearing on these issues.

FPL Energy - FPL Energy's earnings for the three and six months ended June 30, 2002 benefited from the addition of projects, primarily wind assets within the central and western regions of the United States, totaling more than 1,000 mw since the same periods last year. Additional insurance settlement proceeds of $8 million after-tax, as well as increased generation and higher margins at a natural gas plant in the northeast, also contributed favorably to earnings for the three and six months ended June 30, 2002. These positive effects were somewhat offset by lower energy prices from the Maine assets and increased administrative costs associated with the growth of FPL Energy. Second quarter 2002 results were also affected by lower prices at the Lamar plant in Texas. During the second quarter 2002, FPL Energy recorded $4 million of after-tax net unrealized mark-to-market losses from asset optimization and trading activities, which partly offset $9 million of after-tax net unrealized mark-to-market gains recognized in the first quarter of 2002.

Since early June 2002, there has been a decline in the wholesale energy market, including a deterioration in forward prices and reduced liquidity, as well as increasing credit concerns that may limit the number of counterparties with which FPL Energy does business. These market conditions are making it more difficult for FPL Energy to manage the risk associated with fluctuating commodity prices, to optimize the value of its assets and to contract the output of its plants. Any uncontracted output from the plants will be sold into the market place at prevailing prices.

FPL Energy's target is to have approximately 75% of capacity under contract or hedged over the following twelve-month period. FPL Energy's capacity under contract or sold forward as of June 30, 2002 by market is as follows:

Market	Name	Balance of 2002(a)	2003(a)		Participating States(b)

NEPOOL/NYPP	New England/New York Power Pools	47%	28	%(c)	Maine, Massachusetts, Rhode Island, New Hampshire, New York
PJM/ECAR	Pennsylvania-Maryland-New Jersey Interconnection/East Central Area Reliability Coordination Agreement	80%	78%		Pennsylvania, New Jersey, West Virginia
SERC	Southeastern Electric Reliability Council	100%	86%		Virginia, South Carolina, Alabama
MAPP/SPP	Mid-Continent Area/Southeast Power Pools	100%	100%		Iowa, Minnesota, Wisconsin, Kansas
ERCOT	Electric Reliability Council of Texas	80%	57%		Texas
WECC	Western Electricity Coordinating Council	100%	60%		Washington, Oregon, California

Total Portfolio		79%	55%

_____________________
(a)  Capacity includes power plants in operation, under construction or otherwise committed.
(b)  Represents only the states where FPL Energy's power plants are operational or under construction.
(c)  Reflects pending acquisition of Seabrook.

At June 30, 2002, FPL Energy had approximately $75 million of capitalized development costs associated with sites located throughout the United States. Although the direction of the wholesale energy market is uncertain, management believes that the recent decline is temporary and that the market will turn around. If this turn around does not occur, it could affect the recoverability of the capitalized development costs. In light of the changing environment, management is reconsidering the extent of its commitment to the development of new power plants.

In April 2002, FPL Energy reached an agreement to acquire an 88.23% interest, or 1,024 mw, in Seabrook, a nuclear generation station located in New Hampshire, for $837 million. The acquisition is expected to close by the end of 2002, pending approvals from federal and state regulatory agencies. Including this acquisition, FPL Energy expects to have nearly 10,800 mw in operation by the end of 2003 and more than 11,500 mw by the end of 2004, including projects currently under construction, pending acquisitions and new wind generation.

FPL Energy owns a 50% interest in two wind projects that are qualifying facilities under the PURPA and sell 100% of their output to SCE. The projects' qualifying facility status is based on an application filed by FPL Energy's partner in the projects. FERC regulations preclude more than 50% of the equity in qualifying facilities to be owned directly or indirectly by utilities or utility holding companies. However, the ownership restriction does not apply to utility holding companies that are exempt from PUHCA under section 3(a)(3) or 3(a)(5). FPL Energy and its partner both are utility holding companies, but its partner currently has exemptions from PUHCA under both section 3(a)(3) and 3(a)(5). Thus, FPL Energy and its partner currently satisfy the 50% ownership test of PURPA. SCE has filed a motion with the SEC requesting that the SEC revoke the PUHCA exemptions currently held by FPL Energy's partner both prospectively, as well as retroactively, on the basis that the PUHCA exemption applications filed by FPL Energy's partner were not filed in good faith. If the exemptions were to be revoked and FPL Energy or its partner did not take appropriate remedial steps, the projects could lose their qualifying facility status, and SCE could seek to terminate the long-term power sales agreements with the partnerships. If the long-term power sales agreements were terminated, the projects would have to sell their output into the marketplace. FPL Energy's investment in these two wind projects totaled approximately $33 million at June 30, 2002.

Corporate and Other - Although the demand for telecommunication capacity continues to grow, the market has deteriorated as a result of many telecommunication companies filing for bankruptcy protection under Chapter 11. Customer credit has become a primary focus for the industry as credit downgrades have been increasing. Most of FPL FiberNet's customers are required to pay in advance and past due amounts are closely monitored and actively pursued. Several of FPL FiberNet's customers have filed for bankruptcy protection under Chapter 11 and reserves for any pre-petition debt have been established. As a result of this deterioration and general economic conditions, FPL FiberNet has experienced a slowdown in its longhaul (intercity transport) business. FPL FiberNet's metropolitan network continues to benefit from an expanding customer base and increasing use of FPL FiberNet's network by its existing customers. Due to the ongoing decline in the telecommunications industry and its impact on FPL FiberNet's current and prospective customers, FPL FiberNet's capital expenditure forecast for 2002-04 was revised from $100 million to approximately $50 million. Also, FPL FiberNet is conducting valuation studies to assess the recoverability of its fiber network and related inventory, which totaled approximately $350 million at June 30, 2002.

FPL FiberNet's earnings for the three and six months ended June 30, 2002 benefited from a $17 million after-tax gain on a sales-type lease of dark fiber to an existing customer.

In connection with the redemption in 1999 of its one-third ownership interest in Olympus, an indirect subsidiary of FPL Group has a note receivable from a limited partnership, of which Olympus is a general partner. The note receivable is secured by a pledge of the redeemed ownership interest. Olympus is an indirect subsidiary of Adelphia. In June 2002, Adelphia and a number of its subsidiaries, including Olympus, filed for bankruptcy protection under Chapter 11. The note receivable plus accrued interest totaled approximately $127 million at June 30, 2002 and is included in other assets on FPL Group's consolidated balance sheets. The note was due on July 1, 2002 and is currently in default.

Based on the most recent publicly available financial information set forth in Olympus' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, total assets of Olympus exceeded liabilities by approximately $3.6 billion and Olympus served 1,787,000 basic subscribers. Olympus has not filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 or its subsequent Quarterly Reports on Form 10-Q with the SEC, and consequently the September 30, 2001 financial information may not be indicative of Olympus' current financial position. It has been reported that the SEC is investigating Adelphia's accounting and disclosure practices relating to off-balance sheet loans. Pursuant to a bankruptcy court order, Olympus is required to file with the court updated financial information by September 23, 2002. FPL Group is monitoring these developments and is currently unable to assess the collectibility of the note or the value of the collateral.

Subsidiaries of FPL Group, other than FPL, have investments in several leveraged leases, two of which are with MCI. In July 2002, MCI filed for bankruptcy protection under Chapter 11. At June 30, 2002, FPL Group's investment in the leveraged leases with MCI totaled approximately $63 million and the related accumulated deferred income taxes totaled approximately $34 million. FPL Group is evaluating what effect, if any, the MCI bankruptcy proceeding will have on its investment in the leveraged leases.

LIQUIDITY AND CAPITAL RESOURCES

FPL Group and its subsidiaries require funds to support and to grow their businesses. These funds are used for working capital, capital expenditures, investments in or acquisitions of assets and businesses and to pay maturing debt obligations. It is anticipated that these requirements will be satisfied through a combination of internally generated funds and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. Credit ratings can affect FPL Group's and FPL's ability to obtain short- and long-term financing, the cost of such financing and the execution of their financing strategy.

In 2002, FPL Group has raised approximately $1.4 billion through the issuance of 5,750,000 shares of common stock and approximately 21.6 million of Corporate Units which included FPL Group Capital debentures. During the second quarter, FPL redeemed $225 million of first mortgage bonds and FPL Group Capital entered into a $50 million variable rate term-loan. In August 2002, FPL Group Capital entered into another variable rate term-loan totaling $100 million. See Note 5. Bank lines of credit currently available to FPL Group and its subsidiaries aggregate $3.2 billion ($2.2 billion for FPL Group Capital and $1 billion for FPL). Approximately one-half of these facilities expire in the fourth quarter of 2002, with the remainder expiring in 2003 and 2004. These facilities are available to support the companies' commercial paper programs as well as for general corporate purposes. In addition, in July 2002, FPL Energy received approximately $282 million which had previously been posted as collateral in connection with an off-balance sheet financing arrangement with an SPE.

FPL Group and its subsidiaries, including FPL, have no credit rating downgrade triggers that would accelerate the maturity dates of debt outstanding. A change in ratings is not an event of default under applicable debt instruments, and while there are conditions to drawing on the credit facilities maintained by FPL Group Capital and FPL, the maintenance of a specific minimum level of credit rating is not a condition to drawing upon those credit facilities. However, interest rates on loans under the credit facilities agreements and commitment fees are tied to credit ratings and would increase or decrease when ratings are changed. A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper issuances and could result in the requirement that FPL Group subsidiaries, including FPL, post collateral under certain power purchase and other agreements.

Securities of FPL Group and its subsidiaries are currently rated by Moody's Investors Service, Inc. (Moody's) and Standard & Poor's Ratings Services (S&P). At June 30, 2002, Moody's and S&P had assigned the following credit ratings to FPL Group, FPL and FPL Group Capital:

Moody's(a)	S&P(a)

FPL Group:
Corporate credit rating	N/A	A

FPL:
Corporate credit rating	A1	A/A-1
First mortgage bonds	Aa3	A
Pollution control bonds	Aa3/VMIG-1	A/A-1
Preferred stock	A3	BBB+
Commercial paper	P-1	A-1

FPL Group Capital:
Corporate credit rating	N/A	A/A-1
Debentures	A2	A-
Commercial paper	P-1	A-1
_____________________
(a)

A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. The rating is subject to revision or withdrawal at any time by the assigning rating organization.

In June 2002, Moody's confirmed its credit ratings for FPL and FPL Group Capital. The outlook indicated by the rating agencies for the ratings of FPL is stable, while the outlook for the ratings of FPL Group Capital is negative reflecting uncertainty in the wholesale generation market. In April 2002, following the announcement of the Seabrook acquisition, S&P placed FPL Group's credit rating on CreditWatch with negative implications. FPL Group expects S&P's review to be completed during the third quarter of 2002.

FPL Group's and FPL's commitments at June 30, 2002 were as follows (see Note 6 - Commitments):
2002	2003-04	2005-06	Thereafter	Total

(millions)
Standby letters of credit:
FPL	$1	$8	$-	$-	$9
FPL Energy	172	58	-	-	230
Corporate and Other	-	4	-	-	4
Guarantees - FPL Energy	116	37	123	1,355	1,631
Other commitments:
FPL (a)	820	2,980	1,180	-	4,980
FPL Energy(b)	980	575	85	410	2,050

Total	$2,089	$3,662	$1,388	$1,765	$8,904

_____________________
(a)

Represents projected capital expenditures through 2005 to meet increased electricity usage and customer growth. Excludes minimum payments under purchased power and fuel contracts which are recoverable through various cost recovery clauses. See Note 6 - Contracts.

(b)	Represents firm commitments in connection with the acquisition, development and expansion of independent power projects.

FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a power purchase agreement that expires in 2027. Under the PPA, the subsidiary could incur market-based liquidated damages for failure to meet a stated mechanical availability and guaranteed average output. Based on past performance of similar projects, management believes that the exposure associated with this guarantee is not material.

In April 2002, FPL declared a special dividend of $250 million to FPL Group.
MARKET RISK SENSITIVITY
The changes in the fair value of FPL Group's derivative instruments for the six months ended June 30, 2002 were as follows:

Trading & Managed Hedges	Non-Managed Hedges & Hedges in OCI	FPL Group Total

(millions)
Fair value of contracts outstanding at December 31, 2001	$1	$(7)	$(6)
Contracts realized or settled	(5)	(4)	(9)
Fair value of new contracts when entered into	9	-	9
Other changes in fair values	-	31	31

Fair value of contracts outstanding at June 30, 2002	$5	$20	$25	(a)

_____________________
(a)	Includes the fair value of FPL's derivative instruments of $4 million at June 30, 2002.
The sources of fair value and maturity of derivative instruments at June 30, 2002 were as follows:
Maturity

2002	2003	2004	2005	2006	Thereafter	Total

(millions)
Sources of Fair Value:
Prices actively quoted	$11	$8	$(3)	$(1)	$-	$-	$15
Prices provided by other external sources,
primarily broker quotes	3	2	-	-	-	-	5
Prices based on models and other valuation
methods	2	1	-	(1)	-	3	5

$16	$11	$(3)	$(2)	$-	$3	$25

Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates or equity prices over the next year.

Commodity price risk - The effect of a hypothetical 40% decrease in the price of natural gas, a hypothetical 25% decrease in the price of oil and a hypothetical 40% increase in the price of electricity would increase (decrease) the fair value at June 30, 2002 of commodity-based derivative instruments by the following:

	Trading & Managed Hedges		Non-Managed Hedges & Hedges in OCI			Total

	FPL Group	FPL	FPL Group		FPL	FPL Group	FPL

	(millions)

Natural gas and oil	$(6)	$1	$(56)		$(3)	$(62)	$(2)
Electricity	$(3)	$-	$(12)		$-	$(15)	$-

Interest rate risk - The special use funds of FPL include restricted funds set aside to cover the cost of storm damage and for the decommissioning of FPL's nuclear power plants. A portion of these funds is invested in fixed income debt securities carried at their market value of approximately $1.1 billion and $1.0 billion at June 30, 2002 and December 31, 2001, respectively. Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment. Because the funds set aside for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not expected to begin until at least 2012. At June 30, 2002 and December 31, 2001, other investments of FPL Group include approximately $277 million and $600 million, respectively, of investments that are carried at estimated fair value or cost, which approximates fair value.

The following are estimates of the fair value of FPL's and FPL Group's long-term debt:
		June 30, 2002				December 31, 2001

		Carrying Amount	Estimated Fair Value			Carrying Amount	Estimated Fair Value

		(millions)
Long-term debt of FPL, including current maturities		$2,355	$2,442	(a)		$2,579	$2,653	(a)
Long-term debt of FPL Group, including current maturities		$5,730	$5,923	(a)		$4,890	$5,080	(a)
_____________________
(a) Based on quoted market prices for these or similar issues.

Based upon a hypothetical 10% increase in interest rates, which is a reasonable near-term market change, the net fair value of the net liabilities would decrease by approximately $111 million ($12 million for FPL) at June 30, 2002.

Equity price risk - Included in the special use funds of FPL are marketable equity securities carried at their market value of approximately $522 million and $576 million at June 30, 2002 and December 31, 2001, respectively. A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $52 million reduction in fair value and corresponding adjustment to the related liability accounts based on current regulatory treatment at June 30, 2002.

New Accounting Rules

In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, "Accounting for Asset Retirement Obligations." The statement requires that a liability for the fair value of an asset retirement obligation be recognized in the period in which it is incurred with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. FPL currently accrues for asset retirement obligations over the life of the related asset through depreciation. At FPL, the net effect of recording the full fair value of asset retirement obligations and the associated increase in assets pursuant to FAS 143 will, in accordance with regulatory treatment, be recorded as a regulatory asset. Management is in the process of evaluating the impact of implementing FAS 143 and is unable to estimate the effect on FPL Group's and FPL's financial statements. FPL Group and FPL will be required to adopt FAS 143 beginning in 2003.

In December 2001, the FASB released final guidance regarding when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133. The new guidance was implemented on April 1, 2002, with no significant effect on FPL Group's and FPL's financial statements.

FPL Energy's realized gains and losses from trading in financial instruments are recorded net in operating revenues and realized gains and losses from trading in physical power contracts are recorded gross in operating revenues and fuel, purchased power and interchange in FPL Group's consolidated statements of income. Beginning in the third quarter of 2002, FPL Group will be required to adopt Emerging Issues Task Force (EITF) No. 02-3, which will require realized gains and losses from trading in physical power contracts to be recorded net and comparative financial statement amounts for prior periods to be reclassified.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion - Market Risk Sensitivity.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Item 3. Legal Proceedings in the 2001 Form 10-K for FPL Group and FPL and Part II, Item 1. Legal Proceedings in the March 31, 2002 Form 10-Q for FPL Group and FPL.
In the Thomas suit, defendants' motion to dismiss was denied in July 2002.

In the Oorbeek and Berman suit, the plaintiffs filed a motion for summary judgment. The investigation by a special committee established by FPL Group's board of directors has been expanded to include the allegations in the Oorbeek and Berman complaint. In June 2002, the court entered an order denying plaintiffs' motion for summary judgment, granting defendants' motion to stay the action, and ordering the special committee to submit its report by August 30, 2002 and to notify the court on or before September 20, 2002 "regarding any contemplated action in the instant matters, namely whether the corporation has been advised to move the court to dismiss the derivative proceedings...and/or take any other action in these cases."

In the Klein suit, in June 2002, the court entered an order denying plaintiff's motion for summary judgment, granting defendants' motion to stay the action, and ordering the special committee to submit its report by August 30, 2002 and to notify the court on or before September 20, 2002 "regarding any contemplated action in the instant matters, namely whether the corporation has been advised to move the court to dismiss the derivative proceedings...and/or take any other action in these cases."

In July 2002, the plaintiffs agreed to dismiss FPL, with prejudice, from the Edoo suit.

In addition to those legal proceedings discussed herein and in the Form 10-K, FPL Group and its subsidiaries are involved in a number of other legal proceedings and claims in the ordinary course of their businesses. While management is unable to predict with certainty the outcome of these other legal proceedings and claims, it is not expected that their ultimate resolution individually or collectively will have a material adverse effect on the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders
FPL Group:

The Annual Meeting of FPL Group's shareholders was held on May 24, 2002. Of the 175,944,248 shares of common stock outstanding on the record date of March 15, 2002, a total of 147,542,000 shares were represented in person or by proxy.

The following directors were elected effective May 24, 2002:
	For	Against or Withheld

H. Jesse Arnelle	145,029,542	2,512,458
Sherry S. Barrat	145,230,361	2,311,639
Robert M. Beall, II	145,181,037	2,360,963
J. Hyatt Brown	145,130,092	2,411,908
Armando M. Codina	145,121,950	2,420,050
Willard D. Dover	145,151,812	2,390,188
Alexander W. Dreyfoos, Jr.	145,121,855	2,420,145
Paul J. Evanson	145,146,555	2,395,445
Lewis Hay III	145,231,891	2,310,109
Frederick V. Malek	145,132,880	2,409,120
Paul R. Tregurtha	145,103,405	2,438,595
The vote to ratify the appointment of Deloitte & Touche LLP as independent auditors was 140,872,394 for, 5,547,354 against and 1,122,252 abstaining.
FPL:
The following FPL directors were elected effective May 24, 2002 by the written consent of FPL Group, as the sole common shareholder of FPL, in lieu of an annual meeting of shareholders:

Dennis P. Coyle	Lawrence J. Kelleher
Moray P. Dewhurst	Armando J. Olivera
Paul J. Evanson	Antonio Rodriguez
Lewis Hay III	John A. Stall

Item 5. Other Information
(a)	Reference is made to Item 1. Business - FPL Operations - Retail Ratemaking in the 2001 Form 10-K for FPL Group and FPL.
For information regarding FPL's recent rate settlement with the FPSC, see Note 4.
For information regarding FERC's notice of proposed rulemaking for transmission tariffs and a standardized design for electric markets, see Note 4.
For information regarding the FPSC's staff recommendation on GridFlorida, see Note 4.
(b)	Reference is made to Item 1. Business - FPL Operations - System Capability and Load in the 2001 Form 10-K for FPL Group and FPL.

FPL's plans call for adding a total of approximately 1,900 mw of natural gas combined cycle generation at its Martin and Manatee sites. In July 2002, FPL confirmed that adding this generation was the most cost-effective way to meet FPL's generating capacity needs, pending FPSC approval. The FPSC hearing for the determination of need is scheduled for October 2002.

On July 16, 2002 and August 1, 2002, FPL set all-time records for energy peak demand of 19,064 mw and 19,201 mw, respectively. Adequate resources were available at the time of these peaks to meet customer demand.

(c)	Reference is made to Item 1. Business - FPL Operations - Nuclear Operations in the 2001 Form 10-K for FPL Group and FPL.
For information regarding the NRC's extension of Turkey Point Units Nos. 3 and 4's operating licenses, see Management's Discussion.
(d)	Reference is made to Item 1. Business - FPL Operations - Fuel in the 2001 Form 10-K for FPL Group and FPL.

In April 2002, the governor of Nevada submitted a Notice of Disapproval to Congress regarding President Bush's recommendation to develop Yucca Mountain as a nuclear waste depository. The Yucca Mountain site is the Department of Energy's recommended location to store and dispose of spent nuclear fuel and high-level radioactive waste. During May and July 2002, Congress overrode the disapproval notice through a majority vote of both houses. The President signed the joint resolution of Congress into law on July 23, 2002.

(e)	Reference is made to Item 1. Business - Other FPL Group Operations in the 2001 Form 10-K for FPL Group and FPL.
For information regarding FPL FiberNet's capital expenditures for 2002-04, see Management's Discussion.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit Number	Description	FPL Group	FPL

	4(a)	Officer's Certificate of FPL Group Capital Inc, dated June 12, 2002, creating the Series B Debentures due February 16, 2008	x
	4(b)	Purchase Contract Agreement, dated as of June 1, 2002, between FPL Group, Inc. and The Bank of New York, as Purchase Contract Agent and Trustee	x
4(c)

Pledge Agreement, dated as of June 1, 2002, among FPL Group, Inc., JPMorgan Chase Bank, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York, as Purchase Contract Agent

x
	10(a)	Generic Form of Executive Retention Employment Agreement between FPL Group and each of Dennis P. Coyle, Paul J. Evanson, Lewis Hay III, Lawrence J. Kelleher, Armando J. Olivera and Antonio Rodriguez	x	x
	10(b)	Generic Form of Executive Retention Employment Agreement between FPL Group and each of Moray P. Dewhurst, Ronald F. Green and John A. Stall	x	x
	10(c)	Form of Amendment to Employment Agreement between FPL Group and each of Dennis P. Coyle, Paul J. Evanson, Lewis Hay III, Lawrence J. Kelleher, Armando J. Olivera and Antonio Rodriguez	x	x
	12(a)	Computation of Ratio of Earnings to Fixed Charges	x
	12(b)	Computation of Ratios		x
	99(a)	Section 906 Certification of Chief Executive Officer of FPL Group	x
	99(b)	Section 906 Certification of Chief Financial Officer of FPL Group	x
	99(c)	Section 906 Certification of Chief Executive Officer of FPL		x
	99(d)	Section 906 Certification of Chief Financial Officer of FPL		x

FPL Group and FPL agree to furnish to the SEC upon request any instrument with respect to long-term debt that FPL Group and FPL have not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed with the SEC on April 5, 2002 by FPL Group and FPL reporting one event under Item 5. Other Events and additional information under Item 9. Regulation FD Disclosure.

A Current Report on Form 8-K was filed with the SEC on May 23, 2002 by FPL Group and FPL reporting one event under Item 5. Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

FPL GROUP, INC.
FLORIDA POWER & LIGHT COMPANY
(Registrants)

Date: August 8, 2002

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)