Form 10-K
period 2002-12-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2003-03-27
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

1-8841 1-3545	FPL GROUP, INC. FLORIDA POWER & LIGHT COMPANY 700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000	59-2449419 59-0247775
State or other jurisdiction of incorporation or organization: Florida
Name of exchange on which registered

Securities registered pursuant to Section 12(b) of the Act:
FPL Group, Inc.:	Common Stock, $0.01 Par Value and Preferred Share Purchase Rights	New York Stock Exchange
	Corporate Units	New York Stock Exchange
	8% Corporate Units	New York Stock Exchange
Florida Power & Light Company: None
Securities registered pursuant to Section 12(g) of the Act:
FPL Group, Inc.: None
Florida Power & Light Company: Preferred Stock, $100 Par Value

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days.          Yes   X        No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether FPL Group, Inc. is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes X No
Indicate by check mark whether Florida Power & Light Company is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes No X

Aggregate market value of the voting stock of FPL Group, Inc. held by non-affiliates as of June 30, 2002 (based on the closing market price on the Composite Tape on June 30, 2002) was $10,874,229,706 (determined by subtracting from the number of shares outstanding on that date the number of shares held by directors and officers of FPL Group, Inc.).

There was no voting stock of Florida Power & Light Company held by non-affiliates as of February 28, 2003.
The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at February 28, 2003: 183,040,592 shares.

As of February 28, 2003, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of FPL Group, Inc.'s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

This combined Form 10-K represents separate filings by FPL Group, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.

DEFINITIONS
Acronyms and defined terms used in the text include the following:
Term	Meaning
ASLB	Atomic Safety and Licensing Board
capacity clause	capacity cost recovery clause
charter	restated articles of incorporation, as amended, of FPL Group or FPL, as the case may be
DOE	U.S. Department of Energy
EMF	electric and magnetic fields
EMT	energy Marketing & Trading
environmental clause	environmental compliance cost recovery clause
ERCOT	Electric Reliability Council of Texas
EPA	U.S. Environmental Protection Agency
FAS	Statement of Financial Accounting Standards No.
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FIN	FASB Interpretation No.
FMPA	Florida Municipal Power Agency
FPL	Florida Power & Light Company
FPL Energy	FPL Energy, LLC
FPL FiberNet	FPL FiberNet, LLC
FPL Group	FPL Group, Inc.
FPL Group Capital	FPL Group Capital Inc
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause
GridFlorida	GridFlorida LLC
Holding Company Act	Public Utility Holding Company Act of 1935, as amended
IARC	International Agency for Research on Cancer
ISO	independent system operator
JEA	Jacksonville Electric Authority
kv	kilovolt
kwh	kilowatt-hour
lbs/mwh	pounds per megawatt hour
MAIN	Mid-America Interconnected Network
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MAPP	Mid-Continent Area Power Pool
mortgage	FPL's mortgage and deed of trust dated as of January 1, 1944, as supplemented and amended
mw	megawatt(s)
NEPOOL	New England Power Pool
NERC	North American Electric Reliability Council
Note ___	note ___ to consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
Nuclear Waste Policy Act	Nuclear Waste Policy Act of 1982
NYPP	New York Power Pool
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
OCI	other comprehensive income
PFS	Private Fuel Storage, LLC
PJM	PJM Interconnection
PMI	FPL Energy Power Marketing, Inc.
Public Counsel	State of Florida Office of Public Counsel
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities	non-utility power production facilities meeting the requirements of a qualifying facility under the PURPA
Reform Act	Private Securities Litigation Reform Act of 1995
ROE	return on common equity
RTOs	regional transmission organizations
Seabrook	Seabrook Station
SEC	Securities and Exchange Commission
SERC	Southeastern Electric Reliability Council
SPE	special purpose entity
SPP	Southwest Power Pool
storm fund	storm and property insurance reserve fund
VIE	variable interest entity
WECC	Western Electricity Coordinating Council

CAUTIONARY STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the safe harbor provisions of the Reform Act, FPL Group and FPL are hereby filing cautionary statements identifying important factors that could cause FPL Group's or FPL's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of FPL Group and FPL in this combined Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, target, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could cause FPL Group's or FPL's actual results to differ materially from those contained in forward-looking statements made by or on behalf of FPL Group and FPL.

Any forward-looking statement speaks only as of the date on which such statement is made, and FPL Group and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The following are some important factors that could have a significant impact on FPL Group's and FPL's operations and financial results, and could cause FPL Group's and FPL's actual results or outcomes to differ materially from those discussed in the forward-looking statements:

•

FPL Group and FPL are subject to changes in laws or regulations, including the PURPA and the Holding Company Act, changing governmental policies and regulatory actions, including those of the FERC, the FPSC and the utility commissions of other states in which FPL Group has operations, and the NRC, with respect to, among other things, allowed rates of return, industry and rate structure, operation of nuclear power facilities, operation and construction of plant facilities, operation and construction of transmission facilities, acquisition, disposal, depreciation and amortization of assets and facilities, recovery of fuel and purchased power costs, decommissioning costs, ROE and equity ratio limits, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs). The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.

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

•

The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes), as well as the risk of performance below expected levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. In addition to these risks, FPL Group's and FPL's nuclear units face certain risks that are unique to the nuclear industry including additional regulatory actions up to and including shut down of the units stemming from public safety concerns, whether at FPL Group's and FPL's plants, or at the plants of other nuclear operators. Breakdown or failure of an FPL Energy operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

•

FPL Group's and FPL's ability to successfully and timely complete their power generation facilities currently under construction, those projects yet to begin construction or capital improvements to existing facilities is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, FPL Group and FPL could be subject to additional costs, termination payments under committed contracts and/or the write-off of their investment in the project or improvement.

•

FPL Group and FPL use derivative instruments, such as swaps, options, futures and forwards to manage their commodity and financial market risks, and to a lesser extent, engage in limited trading activities. FPL Group could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. In addition, FPL's use of such instruments could be subject to prudency challenges by the FPSC and if found imprudent, cost disallowance.

•

There are other risks associated with FPL Group's nonregulated businesses, particularly FPL Energy. In addition to risks discussed elsewhere, risk factors specifically affecting FPL Energy's success in competitive wholesale markets include the ability to efficiently develop and operate generating assets, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power. There can be significant volatility in market prices for fuel and electricity, and there are other financial, counterparty and market risks that are beyond the control of FPL Energy. FPL Energy's inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair its future financial results. In keeping with industry trends, a portion of FPL Energy's power generation facilities operate wholly or partially without long-term power purchase agreements. As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which may affect the volatility of FPL Group's financial results. In addition, FPL Energy's business depends upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable FPL Energy's ability to sell and deliver its wholesale power may be limited.

•

FPL Group is likely to encounter significant competition for acquisition opportunities that may become available as a result of the consolidation of the power industry. In addition, FPL Group may be unable to identify attractive acquisition opportunities at favorable prices and to successfully and timely complete and integrate them.

•

FPL Group and FPL rely on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows. The inability of FPL Group and FPL to maintain their current credit ratings could affect their ability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets which, in turn, could impact FPL Group's and FPL's ability to grow their businesses and would likely increase interest costs.

•

FPL Group's and FPL's results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities, and can affect the production of electricity at wind and hydro-powered facilities. In addition, severe weather can be destructive, causing outages and/or property damage, which could require additional costs to be incurred.

•

FPL Group and FPL are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims; as well as the effect of new, or changes in, tax rates or policies, rates of inflation or accounting standards.

•

FPL Group and FPL are subject to direct and indirect effects of terrorist threats and activities. Generation and transmission facilities, in general, have been identified as potential targets. The effects of terrorist threats and activities include, among other things, terrorist actions or responses to such actions or threats, the inability to generate, purchase or transmit power, the risk of a significant slowdown in growth or a decline in the U.S. economy, delay in economic recovery in the U.S., and the increased cost and adequacy of security and insurance.

•	FPL Group's and FPL's ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by national events as well as company-specific events.
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

PART I
Item 1. Business
FPL GROUP

FPL Group is a public utility holding company, as defined in the Holding Company Act. It was incorporated in 1984 under the laws of Florida. FPL Group's principal subsidiary, FPL, is engaged in the generation, transmission, distribution and sale of electric energy. FPL Group Capital, a wholly-owned subsidiary of FPL Group, holds the capital stock and provides funding for the operating subsidiaries other than FPL. The business activities of these operating subsidiaries primarily consist of FPL Energy's non-rate regulated power projects. For financial information regarding FPL Group's business segments, see Note 18. At December 31, 2002, FPL Group and its subsidiaries employed 11,577 persons.

FPL Group is exempt from substantially all of the provisions of the Holding Company Act on the basis that FPL Group's and FPL's businesses are predominantly intrastate in character and carried on substantially in a single state in which both are incorporated.

Website Access to SEC Filings. FPL Group and FPL make their annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on the internet website, www.fplgroup.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

FPL OPERATIONS

General.  FPL was incorporated under the laws of Florida in 1925 and is a wholly-owned subsidiary of FPL Group. FPL supplies electric service to a population of nearly eight million throughout most of the east and lower west coasts of Florida. During 2002, FPL served approximately 4.0 million customer accounts. The percentage of FPL operating revenues by customer class were as follows:

	Years Ended December 31,

	2002	2001	2000

Residential	55%	56%	55%
Commercial	36%	38%	36%
Industrial	3%	3%	3%
Other, including the provision for retail rate refund
and the net change in unbilled revenues	6%	3%	6%

	100%	100%	100%

FPL currently holds 173 franchise agreements with varying expiration dates to provide electric service in various municipalities and counties in Florida. FPL considers its franchises to be adequate for the conduct of its business.

Regulation. FPL's retail operations provided approximately 99% of FPL's 2002 operating revenues. Retail operations are regulated by the FPSC which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters. FPL is also subject to regulation by the FERC in various respects, including the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.

FPL's nuclear power plants are subject to the jurisdiction of the NRC. NRC regulations govern the granting of licenses for the construction and operation of nuclear power plants and subject these plants to continuing review and regulation.

Environmental. Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, EMF from power lines and substations, oil discharge from transformers, lead paint, asbestos, noise and aesthetics, solid waste, natural resources and other environmental matters. Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. During 2002, FPL spent approximately $12 million on capital additions to comply with environmental laws and regulations. FPL's capital expenditures to comply with environmental laws and regulations are estimated at $100 million for 2003 through 2005, including approximately $39 million in 2003, and are included in projected capital expenditures set forth in Capital Expenditures below. Environmental regulations are subject to change. The following is a discussion of emerging federal initiatives that could potentially affect FPL:

Climate Change - In 2002, President Bush announced new climate change initiatives for the United States, among which is a voluntary commitment to reduce the greenhouse gas intensity of United States emissions by 18% by 2012. The Bush administration is currently seeking commitments from various industrial sectors and individual companies to reach this goal. FPL Group has responded to the administration's request by becoming a charter signatory to the Administration's Climate Leaders Program. In this voluntary program, FPL Group will inventory its greenhouse gas emissions and will negotiate with EPA to set a future emissions reduction target. FPL Group believes that the planned operation of its generating portfolio, along with its current efficiency initiatives and greenhouse gas management efforts, will allow it to achieve a reduction in its rate of emissions to generation (lbs/mwh).

In addition to the voluntary initiative, the United States Congress is considering several legislative proposals that would establish new mandatory regulatory requirements and reduction targets for greenhouse gases. Based on reference data from government sources, FPL Group is among the lowest emitters of greenhouse gases measured by its rate of emissions to generation (lbs/mwh). However, these legislative proposals have differing methods of implementation and the impact on FPL Group's generating units and/or the financial impact to FPL Group and FPL could be material (either positive or negative), depending on the eventual structure of a mandatory program.

Multi-Pollutant Legislation - The United States Congress and the Bush administration are considering several legislative proposals that would establish new regulatory requirements and reduction targets for sulfur dioxide, nitrogen oxide, mercury, and in some proposals, carbon dioxide. Based on reference data from government sources, FPL Group is among the lowest generators of these emissions when measured by its rate of emissions to generation (lbs/mwh). However, these multi-pollutant proposals have differing methods of implementation and the impact on FPL Group's generating units and/or the financial impact to FPL Group and FPL could be material (either positive or negative), depending on the eventual structure of any legislation enacted.

Retail Ratemaking.  The underlying concept of utility ratemaking is to set rates at a level that allows the utility the opportunity to collect from customers total revenues (revenue requirements) equal to its cost of providing service, including a reasonable rate of return on invested capital. To accomplish this, the FPSC uses various ratemaking mechanisms.

The basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system. These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base approximates FPL's weighted-average cost of capital, which includes its costs for debt and preferred stock and an allowed ROE. The FPSC monitors FPL's actual ROE through a surveillance report that is filed monthly by FPL with the FPSC. The FPSC does not provide assurance that the allowed ROE will be achieved. Base rates are determined in rate proceedings, which occur at irregular intervals at the initiative of FPL, the FPSC, Public Counsel or a substantially affected party.

In March 2002, the FPSC approved a new rate agreement regarding FPL's retail base rates, which became effective April 15, 2002 and expires December 31, 2005. The 2002-2005 rate agreement replaced a rate agreement that was effective April 15, 1999 through April 14, 2002. Both agreements include a revenue sharing mechanism for each of the twelve-month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold are required to be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL. Revenues from retail base operations in excess of a second threshold are required to be refunded 100% to retail customers.

The 1999-2002 rate agreement allowed FPL at its discretion to recover, as special depreciation, up to $100 million in each year of the three-year agreement period. The additional depreciation recovery was required to be applied to nuclear and/or fossil generating assets based on future depreciation studies. See Note 1 - Revenues and Rates and Electric Plant, Depreciation and Amortization. During the term of the agreement, FPL's ROE was from time to time outside the 10% - 12% authorized range. However, the revenue sharing mechanism described above was specified as the appropriate and exclusive mechanism to address that circumstance. The agreement included provisions which limited depreciation rates and accruals for nuclear decommissioning and fossil dismantlement costs to the then approved levels and limited amounts recoverable under the environmental clause during the term of that agreement.

The 2002-2005 rate agreement provides for a $250 million annual reduction in retail base revenues allocated to all customers by reducing customers' base rates and service charges by approximately 7%. The revenue sharing thresholds specified in the 2002-2005 rate agreement are as follows:

	Years Ended December 31,

	2002 (a)	2003	2004	2005

	(millions)

66 2/3% to customers	$3,580	$3,680	$3,780	$3,880
100% to customers	$3,740	$3,840	$3,940	$4,040
_____________________
(a)	Refund is limited to 71.5% (representing the period April 15 through December 31, 2002) of the revenues from base rate operations exceeding the thresholds.

During the term of the 2002-2005 rate agreement, FPL will not have an authorized regulatory ROE range for the purpose of addressing earnings levels. However, FPL will continue to file monthly earnings surveillance reports with the FPSC and if the reported ROE falls below 10% during the term of the 2002-2005 rate agreement, FPL may petition the FPSC to amend its base rates. The 2002-2005 rate agreement would terminate on the effective date of any final order issued in a proceeding that changes FPL's base rates. See Note 1 - Revenues and Rates. Under the 2002-2005 rate agreement, depreciation will be reduced on FPL's plant in service by $125 million in each year 2002 through 2005.

In April 2002, the South Florida Hospital and Healthcare Association and certain hospitals filed a joint notice of administrative appeal with the FPSC and the Supreme Court of Florida appealing the FPSC's approval of the 2002-2005 rate agreement. The appellants contend that the FPSC rushed to judgment and approved the settlement without the benefit of any evidentiary record to support its actions, and requested that the Supreme Court remand the case to the FPSC for additional proceedings. Initial briefs, answer briefs and a reply brief were filed by the parties during 2002. Oral arguments are expected to take place in mid-2003. FPL intends to vigorously contest this appeal and believes that the FPSC's decision approving the 2002-2005 rate agreement will be upheld.

Fuel costs are recovered through levelized charges per kwh established pursuant to the fuel clause and totaled $2.7 billion in 2002. These charges are calculated annually based on estimated fuel costs and estimated customer usage for the following year, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods. An adjustment to the levelized charges may be approved during the course of a year to reflect a projected variance based on actual costs and usage. During 2002, the FPSC approved a risk management fuel procurement program effective January 1, 2003. The program is intended to reduce the risk of unexpected fuel price volatility and the results will be reviewed by the FPSC as part of the annual review of fuel costs. See Management's Discussion - Results of Operations, Note 1 - Regulation and Note 5.

Capacity payments to other utilities and generating companies for purchased power are recovered through the capacity clause and base rates. In 2002, $506 million was recovered through the capacity clause. Costs associated with implementing energy conservation programs totaled $78 million in 2002 and were recovered through the energy conservation cost recovery clause. Costs of complying with federal, state and local environmental regulations enacted after April 1993 are recovered through the environmental clause to the extent not included in base rates. The 1999-2002 rate agreement limited recovery of costs through the environmental clause. There is no similar provision in the 2002-2005 rate agreement; consequently prudent environmental costs incurred during this period not included in base rates will be recoverable under the environmental clause.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred. Such costs may include, among others, O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable and costs associated with the construction or acquisition of new facilities.

Competition.  FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 2002, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues. Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier. This regulatory restructuring is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generating assets should be separated from transmission, distribution and other assets. It is generally believed transmission and distribution activities would remain regulated. Recently, these state restructuring efforts have diminished and several states have delayed the implementation or reversed previously approved restructuring legislation and rules. Management believes it is unlikely there will be any state actions to restructure the electric industry in Florida in the near future.

The FPSC promotes competition for building major new steam generating capacity by requiring investor-owned electric utilities, such as FPL, to issue a request for proposal. The request for proposal process allows independent power producers and others to bid to supply the needed generating capacity. If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generation capacity of the type proposed, the investor-owned electric utility would seek to negotiate a power purchase agreement with the selected bidder and request that the FPSC authorize the construction of the bidder's generation capacity under the terms of the power purchase agreement. In 2002, FPL received approval to construct new generation at its Martin and Manatee sites. See System Capability and Load.

The FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. In 1999, the FERC issued its final order on RTOs which, under a variety of structures, provides for the independent operation of transmission systems for a given geographic area. In March 2001, the FERC approved GridFlorida (FPL's, Progress Energy Florida, Inc.'s and Tampa Electric Company's proposed RTO) as the RTO for peninsular Florida. In December 2001, the FPSC determined that the RTO as proposed was not in the best interest of Florida customers and required the companies to develop a modified proposal. In March 2002, FPL, Progress Energy Florida, Inc. and Tampa Electric Company filed a modified RTO proposal with the FPSC changing the structure of GridFlorida from a for-profit transmission company to a non-profit ISO. Under the proposal, FPL would continue to own its transmission lines and the ISO would manage them. In September 2002, the FPSC approved many of the aspects of the modified RTO proposal, allowing recovery of GridFlorida's incremental costs through the capacity clause and setting a hearing date of October 31, 2002 on market design and other outstanding issues. In October 2002, Public Counsel filed a notice of administrative appeal with the Supreme Court of Florida seeking an appeal of the FPSC's order, which caused an automatic stay of the proceedings. On October 28, 2002, the FPSC ordered that the GridFlorida proceedings be held in abeyance pending Public Counsel's appeal. On December 12, 2002, Public Counsel filed their brief. Public Counsel contends that the FPSC should not approve the ISO proposal because the FPSC cannot voluntarily abdicate its jurisdiction over retail transmission rates and transmission planning and the ISO will not be subject to the FPSC's jurisdiction. Oral arguments are scheduled for May 6, 2003. A ruling from the Supreme Court of Florida is expected in late 2003.

In July 2002, the FERC issued a notice of proposed rulemaking to reform public utilities' transmission tariffs and implement a standardized design for electric markets in the United States. The proposed rule would, among other things, require FERC regulated entities, including FPL, that own, control or operate transmission facilities to hire an independent transmission provider, which can be an RTO such as GridFlorida for the operation of those facilities. The proposed rule also will require the independent transmission provider to administer various spot markets for the sale of electricity and ancillary services and to manage congestion on the transmission system using financial congestion rights. State regulators from the southeast and western states have expressed strong reservations about FERC's proposal. FPL is evaluating the proposed rule and is currently unable to determine the effects, if any, on FPL's operations. The FERC has announced it will be issuing a "white paper" in April 2003 incorporating comments received on its proposed rule. The "white paper" will re-examine the schedule, which had originally proposed full implementation of the standard market design by September 2004. The FERC will allow parties to file comments on the "white paper" before issuing its final order this fall.

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

System Capability and Load.  As of December 31, 2002, FPL's resources for serving load consisted of 20,938 mw, of which 17,641 mw are from FPL-owned facilities (see Item 2. Properties - Generating Facilities) and 3,297 mw are obtained through purchased power contracts. See Note 17 - Contracts. Customer usage and operating revenues are typically higher during the summer months largely due to the prevalent use of air conditioning in FPL's service territory. FPL set a record all-time summer energy peak on August 1, 2002, of 19,219 mw. Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time. The highest peak FPL has served to date was a winter peak of 20,190 mw, which occurred on January 24, 2003. FPL had adequate resources available at the time of these peaks to meet customer demand.

In 2000, with the FPSC's approval, FPL and two other Florida utilities voluntarily adopted a 20% reserve margin target to be achieved by the summer of 2004. FPL's projected reserve margin for summer of 2003 is expected to be 20%. This reserve margin will be achieved through the combination of output from FPL's generating units, purchased power contracts and the capability to reduce peak demand through the implementation of load management, which was estimated to be 1,474 mw at December 31, 2002.

FPL expects to complete the addition of two new gas-fired combustion turbines at its Fort Myers site and the repowering of Sanford Unit No. 4, which together will add approximately 1,300 mw by mid-2003. During 2002, FPL received approval from the FPSC to add a total of approximately 1,900 mw of natural gas combined cycle generation at its Martin and Manatee sites with a planned in-service date of June 2005. In January 2003, CPV Gulfcoast, Ltd. filed a notice of appeal with the Supreme Court of Florida challenging the FPSC's approval. The expansion of Martin and Manatee is also subject to approval by a Siting Board (governor and cabinet) under the Florida Electrical Power Plant Siting Act with a decision expected to be issued by June 2003.

Capital Expenditures.  Capital expenditures at FPL consist of the cost for construction or acquisition of additional facilities and equipment to meet customer demand. FPL's capital expenditures totaled $1.3 billion in 2002, $1.1 billion in 2001 and $1.3 billion in 2000. Capital expenditures for 2003 through 2007 are estimated to be as follows:

	2003	2004	2005	2006	2007	Total

	(millions)

Generation	$595	$605	$425	$200	$165	$1,990
Transmission	150	185	140	135	140	750
Distribution	510	520	510	515	525	2,580
General and other	110	135	115	125	120	605

Total	$1,365	$1,445	$1,190	$975	$950	$5,925

These estimates are subject to continuing review and adjustment, and actual capital expenditures may vary from this estimate. See Management's Discussion - Liquidity and Capital Resources.

Nuclear Operations.  FPL owns and operates four nuclear units, two at Turkey Point and two at St. Lucie. In June 2002, the NRC extended the operating licenses for Turkey Point Units Nos. 3 and 4, which will allow operation of these units until 2032 and 2033, respectively. FPL has not yet decided whether to exercise the option to operate past the original license expiration dates of 2012 and 2013. Nevertheless, FPL is continuing to take actions to ensure the long-term viability of the units in order to preserve this option. This decision will be made by 2007. Any adjustment to depreciation and decommissioning rates would require FPSC approval. The operating licenses for St. Lucie Units Nos. 1 and 2 expire in 2016 and 2023, respectively. In 2001, FPL filed with the NRC applications for 20-year license extensions for the St. Lucie units and expects a ruling from the NRC in the fall of 2003. The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications. The NRC's regulations require FPL to submit a plan for decontamination and decommissioning five years prior to the projected end of plant operation. FPL's current plans, under the existing operating licenses, provide for prompt dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2012 and 2013, respectively. Current plans provide for St. Lucie Unit No. 1 to be mothballed beginning in 2016 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 beginning in 2023. See estimated cost data in Note 1 - Decommissioning and Dismantlement of Generating Plant.

In February 2003, the NRC issued an order, subsequent to an NRC bulletin issued in August 2002, requiring all pressurized water reactor licensees, including FPL, to perform visual and volumetric inspections of reactor vessel heads at each unit's scheduled refueling outage to identify if degradation such as cracking or corrosion has occurred. During the scheduled refueling outages for St. Lucie Unit No. 1 in October 2002 and Turkey Point Unit No. 3 in March 2003, FPL performed visual and volumetric inspections and found no degradation associated with the reactor vessel heads. Visual inspections at St. Lucie Unit No. 2 during 2001 and at Turkey Point Unit No. 4 during 2002 revealed no degradation associated with the reactor vessel heads. FPL anticipates that it will replace the reactor vessel heads at all of its nuclear units over a three-year period beginning in 2004 and has placed orders for long-lead time components. The estimated cost for the reactor vessel heads is included in capital expenditures above.

Fuel.  FPL's generating plants use a variety of fuels. See Item 2. Properties - Generating Facilities and Note 17 - Contracts. The diverse fuel options, along with purchased power, enable FPL to shift between sources of generation to achieve an economical fuel mix.

FPL has four firm transportation contracts in place with FGT that together will satisfy substantially all of the anticipated needs for natural gas transportation at its existing units and the Fort Myers and Sanford additions currently under construction. The four existing contracts expire in 2015, 2021 and 2022, but each can be extended at FPL's option. To the extent desirable, FPL can also purchase interruptible gas transportation service from FGT based on pipeline availability. FPL has several short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas. The remainder of FPL's gas requirements are purchased under other contracts and in the spot market.

FPL has, through its joint ownership interest in St. Johns River Power Park (SJRPP) Units Nos. 1 and 2, long-term coal supply and transportation contracts for a portion of the fuel needs for those units. All of the transportation requirements and a portion of the fuel supply needs for Scherer Unit No. 4 are covered by a series of annual and long-term contracts. The remaining fuel requirements will be obtained in the spot market. FPL's oil requirements are obtained under short-term contracts and in the spot market.

FPL leases nuclear fuel for all four of its nuclear units. Currently, FPL is storing spent fuel on site pending its removal by the DOE. See Note 1 - Nuclear Fuel. Under the Nuclear Waste Policy Act, the DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants. Through December 2002, FPL has paid approximately $473 million in such fees to the DOE's nuclear waste fund. The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act. In 1997, a court ruled, in response to petitions filed by utilities, state governments and utility commissions, that the DOE could not assert a claim that its delay was unavoidable in any defense against lawsuits by utilities seeking money damages arising out of the DOE's failure to perform its obligations. In 1998, FPL filed a lawsuit against the DOE seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from FPL's nuclear power plants. The matter is pending. In the interim, FPL is investigating other alternatives to provide adequate storage capacity for all of its spent nuclear fuel. Based on current projections, FPL will lose its ability to store spent fuel on site for St. Lucie Unit No. 1 in 2005, St. Lucie Unit No. 2 in 2007, Turkey Point Unit No. 3 in 2007 and Turkey Point Unit No. 4 in 2009. In addition, degradation in a material used in the spent fuel pools at St. Lucie Unit No. 1 and Turkey Point Units Nos. 3 and 4 could result in implementation of alternative spent fuel storage options sooner than projected. FPL has awarded contracts to install additional storage racks in its existing spent fuel pools at all four of its nuclear units, the estimated cost of which is included in capital expenditures above. Once installed, these racks will extend the storage capacity such that the ability to store spent fuel will not be lost until 2008 at St. Lucie Unit No. 1, 2012 at St. Lucie Unit No. 2, 2010 at Turkey Point Unit No. 3 and 2012 at Turkey Point Unit No. 4. FPL is pursuing various approaches to further expand spent fuel storage at the sites, including increasing rack space in its existing spent fuel pools and/or developing the capacity to store spent fuel in dry storage containers. The dry storage containers could be located at FPL's nuclear plant sites and/or at a facility operated by PFS in Utah. PFS is a consortium of eight utilities seeking to license, construct and operate an independent spent fuel storage facility. FPL joined the consortium in May 2000. PFS has filed a license application with the NRC. Hearings on the application have been completed. On March 10, 2003, the NRC's ASLB ruled that PFS must address the consequences of a hypothetical military aircraft accident into the proposed facility before such facility can be licensed. PFS has not decided whether to challenge the finding in an appeal to the NRC or whether to address the consequences in further proceedings before the ASLB. Licensing decisions on other issues litigated during the hearings are pending before the ASLB.

In April 2002, the governor of Nevada submitted a Notice of Disapproval to Congress regarding President Bush's recommendation to develop Yucca Mountain as a nuclear waste depository. The Yucca Mountain site is the DOE's recommended location to store and dispose of spent nuclear fuel and high-level radioactive waste. During May and July 2002, Congress overrode the disapproval notice through a majority vote of both houses. The President signed the joint resolution of Congress into law on July 23, 2002. The State of Nevada has initiated legal actions to attempt to block the project.

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

Electric and Magnetic Fields.  In recent years, public, scientific and regulatory attention has been focused on possible adverse health effects of EMF. These fields are created whenever electricity flows through a power line or an appliance. Several epidemiological (i.e., statistical) studies have suggested a linkage between EMF and certain types of cancer, including childhood leukemia and adult lymphoma associated with occupational exposure; other studies have been inconclusive, contradicted earlier studies or have shown no such linkage. Neither these epidemiological studies nor clinical studies have produced any conclusive evidence that EMF does or does not cause adverse health effects. In 1999, the National Institute of Environmental Health Sciences, at the culmination of a five-year federally supported research effort, pronounced that the scientific support for an EMF-cancer link is marginal and concluded that the probability that EMF exposure is truly a health hazard is small but cannot be completely discounted. In 2001, the IARC conducted an evaluation of power frequency EMF and cancer; it classified power frequency magnetic fields as "possibly carcinogenic" based on an association with childhood leukemia reported in some epidemiology studies. The IARC did not conclude that power frequency EMF cause or contribute to the development of childhood leukemia or any other cancer.

In 2002, the California Department of Health Services submitted its EMF Risk Evaluation report to the California Public Utility Commission. The report concludes in part that "EMFs can cause some degree of increased risk of childhood leukemia, adult brain cancer, Lou Gehrig's Disease and miscarriage." The report also finds that the risk, while potentially low across the entire population, nonetheless may be sufficient to warrant regulatory attention.

Florida has had EMF regulations in place for many years, and FPL believes it is in compliance with the FDEP regulations regarding EMF levels within and at the edge of the rights of way for transmission lines. Future changes in the FDEP regulations could require additional capital expenditures by FPL for such things as increasing the right of way corridors or relocating or reconfiguring transmission facilities. It is not presently known whether any such expenditures will be required. Currently, there are no such changes proposed to the FDEP regulations.

Employees.  FPL had 9,612 employees at December 31, 2002. Approximately 34% of the employees are represented by the International Brotherhood of Electrical Workers (IBEW) under a collective bargaining agreement with FPL that will expire October 31, 2004.

FPL ENERGY OPERATIONS

General. FPL Energy, a wholly-owned subsidiary of FPL Group Capital, was formed in 1998 to aggregate FPL Group's existing non-rate regulated energy-related operations. It is a limited liability company organized under the laws of Delaware. FPL Energy owns, develops, constructs, manages and operates domestic electric-generating facilities in wholesale energy markets. At December 31, 2002, FPL Energy had net generating capability totaling 7,250 mw, of which 6,700 mw consisted of ownership interests in operating independent power projects (see Item 2. Properties - Generating Facilities) and 550 mw of leased capacity (see Management's Discussion - Results of Operations - FPL Energy). Generation capacity spans various regions thereby reducing seasonal volatility on a portfolio basis. At December 31, 2002, the percentage of capacity by NERC region or power pool was:

NERC Region/Power Pool	Percentage of Generation Capacity

NEPOOL/NYPP (Northeast)	40%
MAPP/MAIN/SPP/ERCOT (Central)	32%
SERC/PJM (Mid-Atlantic)	17%
WECC (West)	11%
Fuel sources for these projects were as follows:
Fuel Source	Percentage of Generation Capacity

Natural Gas	44%
Wind	24%
Nuclear	14%
Oil	11%
Hydro	5%
Other	2%
FPL Energy is actively involved in managing more than 84% of its projects, which represent approximately 96% of the net generating capacity in which FPL Energy has an ownership interest.

As a result of FPL Energy's continued growth, capital expenditures and investments totaled approximately $2.103 billion, $1.977 billion and $507 million in 2002, 2001 and 2000, respectively. Capital expenditures for 2003 through 2007 are estimated to be as follows:

	2003	2004	2005	2006	2007	Total

	(millions)
FPL Energy:
Wind(a)	$1,165	$-	$-	$-	$-	$1,165
Gas	405	65	10	70	15	565
Nuclear	20	20	25	15	15	95

Total	$1,590	$85	$35	$85	$30	$1,825

_____________________
(a)	FPL Energy has projected capital expenditures for 1,200 mw of wind through 2003 when the production tax credits are scheduled to expire.

FPL Energy is currently constructing five gas-fired power plants with a total capacity of approximately 3,700 mw, and expects to add 700 to 1,200 mw of new wind generation by the end of 2003. FPL Energy expects its future portfolio growth to come from a mix of asset acquisitions and wind development (assuming the extension of the production tax credits beyond 2003).

In addition to the five gas-fired plants currently under construction, during 2002 FPL Energy had also been engaged in the development of various other natural gas projects. As a result of depressed economic conditions coupled with an oversupply of energy generating facilities in certain markets, projected profit margins for these projects had declined and were not sufficient to cover the cost of capital. Therefore, FPL Energy made a strategic decision during 2002 to substantially exit the fossil-fueled greenfield power plant development business for the foreseeable future. As a result, development costs associated with these abandoned projects were written off to expense. Furthermore, FPL Energy realigned its organizational structure during 2002 to lower general and administrative expenses and took other actions associated with the restructuring. See Management's Discussion - Results of Operations - FPL Energy.

Energy Marketing and Trading. PMI, a subsidiary of FPL Energy, buys and sells wholesale energy commodities, such as natural gas, oil and electric power. PMI procures natural gas and oil for FPL Energy's use in power generation and sells any excess gas. PMI also sells the output from FPL Energy's plants which has not been sold under long-term contracts and purchases replacement power. PMI uses derivative instruments, such as swaps, options, futures and forwards, to manage the risk associated with fluctuating commodity prices and to optimize the value of FPL Energy's power generation assets. To a lesser extent, PMI engages in limited energy trading activities to take advantage of expected future favorable price movements. The results of PMI's activities are recognized in FPL Energy's operating results. See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity, Note 1 - Energy Trading and Note 5.

Employees. FPL Energy had 1,832 employees at December 31, 2002. The IBEW and the Utility Workers Union of America (UWUA) represented approximately 7% and 11%, respectively, of FPL Energy's employees. The collective bargaining agreement between an FPL Energy subsidiary and the IBEW expires on February 29, 2008 and the collective bargaining agreement between an FPL Energy subsidiary and the UWUA expires on December 1, 2003.

Regulation. Currently, approximately 12% of FPL Energy's net generating capacity has qualifying facility status under the PURPA. FPL Energy's qualifying facilities generate electricity from wind, solar, fossil fuels, biomass or waste-product combustion. Qualifying facility status exempts the projects from, among other things, the application of the Holding Company Act, many provisions of the Federal Power Act, and state laws and regulations relating to rates and financial or organizational regulation of electric utilities. FPL Energy also has ownership interests in operating independent power projects that have received exempt wholesale generator status as defined under the Holding Company Act. These projects represent approximately 88% of FPL Energy's net generating capacity. Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers. They are barred from selling electricity directly to retail customers. FPL Energy's exempt wholesale generators produce electricity from wind, hydropower, fossil fuels and nuclear facilities. While projects with qualifying facility and exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

Implementation of FERC's standard market design is not expected to have a significant impact on FPL Energy's business. Nodal locational marginal pricing, which is one feature of standard market design, was previously implemented in PJM and was implemented in NEPOOL in March 2003. No time frame has been announced for implementation of standard market design in other regions. See FPL Operations - Competition.

Environmental. FPL Energy is subject to the same environmental laws and regulations and is affected by the same emerging issues included in the discussion of FPL's business (see FPL Operations - Environmental). During 2002, FPL Energy spent approximately $70 million on capital additions to comply with environmental laws and regulations. FPL Energy's capital additions to comply with environmental laws and regulations are estimated to be $32 million for 2003 through 2005, including approximately $23 million in 2003 and are included in projected capital expenditures set forth in General above.

Competition. Expanded competition in a relaxed regulatory environment presents both opportunities and risks for FPL Energy. Opportunities exist for the selective acquisition of generation assets divested under deregulation plans and for the construction and operation of efficient plants that can sell power in competitive markets. Wholesale energy markets have experienced lower demand and lower wholesale electricity prices as a result of weather and economic conditions and the oversupply of generation in certain regions. FPL Energy seeks to minimize its market risk by having a diversified portfolio, by fuel type and location, as well as by contracting for the sale of a significant amount of the electricity output of its plants. As of December 31, 2002, FPL Energy has 77% of its on-peak capacity under contract. For 2004, 51% of on-peak capacity is under contract. Contracting electrical output has become progressively more difficult, as a result of overcapacity in certain regions and diminished market liquidity due to fewer creditworthy counterparties. FPL Energy expects, as its existing power sales agreements expire, more of the energy produced will be sold through shorter-term contracts and into competitive wholesale markets.

Competitive wholesale markets in the United States continue to evolve and vary by geographic region. Revenues from electricity sales in these markets will vary based on the prices obtainable for energy, capacity and other ancillary services. Some of the factors affecting success in these markets include the ability to operate generating assets efficiently, the price and supply of fuel, transmission constraints, wind and hydro resources (weather conditions), competition from new sources of generation, demand growth and exposure to legal and regulatory changes.

Portfolio by Category. FPL Energy's assets can be categorized into the following three groups: wind assets, non-wind assets under long-term contract and merchant assets.
Wind Assets

At December 31, 2002, FPL Energy had ownership interests in 28 operating wind plants, with a combined capacity of 1,745 mw (net ownership). Approximately 81% of FPL Energy's net ownership of wind facilities has received exempt wholesale generator status as defined under the Holding Company Act. The remaining facilities have qualifying facility status under PURPA. These facilities are located in ten states, thereby reducing weather related performance risk on a portfolio basis. FPL Energy operates all but six of these wind facilities. All facilities are under long-term contracts with utilities and power marketers, which expire from 2011 to 2027. In 2002 and 2003, all wind energy has been contracted under fixed-price agreements.

During 2002, FPL Energy added six wind projects to its portfolio, totaling approximately 324 mw. This included the acquisition of 123 mw of operating plants and the construction of 201 mw of new capacity. At December 31, 2002, FPL Energy had 434 mw of new wind facilities under construction or in advanced development, which are expected to be in service by December 2003.

Non-Wind Assets Under Long-Term Contract

At December 31, 2002, FPL Energy had 1,255 mw of non-wind assets under long-term contract, essentially all of which were under long-term power sales contracts with utilities, with contract expiration dates ranging from 2008 to 2021. Approximately 1,096 mw of this capacity is gas-fired generation. The remaining 159 mw uses a variety of fuels, including coal, wood and solar. Of these facilities 44% have qualifying facility status under PURPA and 56% have received exempt wholesale generator status under PURPA. Essentially all of the qualifying facilities are contracted under firm fuel and transportation agreements with expiration dates ranging from 2011 to 2017.

Merchant Assets

Merchant assets are plants whose entire output has not been sold under long-term contracts. The output from these merchant plants is sold through a combination of short- to medium-term contracts and sales in wholesale markets. The following discussion details FPL Energy's merchant assets by region:

Northeast Region and Mid-Atlantic Region - FPL Energy's current portfolio of assets in the Northeast and Mid-Atlantic regions includes 2,427 mw of owned nuclear, natural gas, oil and hydro generation and 550 mw of leased capacity from a gas-fired facility. Contracted fuel supply arrangements, for the leased capacity, include firm interstate natural gas transportation and firm "burner-tip" natural gas supply obligations. The merchant assets in this region include 1,030 mw of peak generating facilities. In addition, there are approximately 668 mw under construction in SERC. The output of this 668 mw facility has been sold through a contract which provides for the purchase of 50% of the facility's output, commencing in June 2003 through 2010 and for the remaining 50% commencing in June 2004 through 2011. Under the terms of this contract the counterparty is responsible for providing the natural gas required to operate the plant. See Nuclear Operations.

Central Region - FPL Energy's current asset portfolio includes 1,273 mw of gas-fired generation in ERCOT. There are approximately 1,700 mw of new generation under construction in ERCOT. Through 2003, 75% of FPL Energy's on-peak generating capacity, including that under construction, in ERCOT is under contract. Substantially all on-peak requirements for gas transportation are under contract through 2005. Currently, all gas supply is purchased on the spot market. However, PMI uses derivative instruments (primarily swaps, options, futures and forwards) to lock in pricing and manage the commodity price risk inherent in fuel purchases. FPL Energy is currently pursuing long-term gas supply contracts for the ERCOT assets.

Western Region - FPL Energy's current portfolio of assets includes a 517 mw natural gas facility, currently under construction, which is expected to be in commercial operation by mid-2003. FPL Energy is currently negotiating gas supply and power sales agreements.

Nuclear Operations. In November 2002, an FPL Energy subsidiary purchased an 88.23% undivided interest in Seabrook, located in New Hampshire. FPL Energy's net ownership interest in Seabrook's capacity consists of 1,024 mw of nuclear generation. FPL Energy is responsible for all plant operations. The current operating license for Seabrook expires in 2026. However, FPL Energy intends to seek approval from the NRC to extend the unit's license to recapture the period of non-operation from 1986 to 1990, in addition to a 20-year license extension. If granted, these approvals would extend the term of the NRC operating license for Seabrook to 2050. FPL Energy assumed responsibility for the ultimate decommissioning of the plant, the cost of which will be shared on a pro-rate basis by the owners. See estimated decommissioning cost data in Note 1 - Decommissioning and Dismantlement of Generating Plant.

In February 2003, the NRC issued an order, subsequent to an NRC bulletin issued in August 2002, requiring all pressurized water reactor licensees, including Seabrook, to perform visual and volumetric inspections of reactor vessel heads to identify if degradation such as cracking or corrosion has occurred. Seabrook will be required to perform 100% visual and non-visual inspections in 2006. Subsequent inspections for Seabrook will be required every third outage for visuals, and every fourth outage for non-visuals.

Seabrook has several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from 2003 to 2008. See Note 17 - Contracts. Currently, Seabrook is storing spent fuel on site pending its removal by the DOE. Under the Nuclear Waste Policy Act, the DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants. From the time of the acquisition through December 2002, FPL Energy has accrued approximately $1.4 million in such fees to the Nuclear Waste Fund. For details on the current status of permanent fuel storage with the DOE see FPL Operations - Fuel. Based on current projections, FPL Energy will lose its ability to store spent fuel at Seabrook as early as 2009. FPL Energy is investigating other alternatives to expand its spent nuclear fuel storage capacity at Seabrook.

OTHER FPL GROUP OPERATIONS

FPL FiberNet.  FPL FiberNet was formed in January 2000 to enhance the value of FPL Group's fiber-optic network assets that were originally built to support FPL operations. Accordingly, in January 2000, FPL's existing fiber-optic lines were transferred to FPL FiberNet. FPL FiberNet is a limited liability company organized under the laws of Delaware. FPL FiberNet leases wholesale fiber-optic network capacity and dark fiber to FPL and other new and existing customers, primarily telephone, cable television, internet and other telecommunications companies. Dark fiber in the metro market is also sold to third parties. FPL FiberNet's primary business focus is the Florida metro market. Metro networks cover Miami, Ft. Lauderdale, West Palm Beach, Tampa, St. Petersburg, Orlando and Jacksonville. FPL FiberNet also has a long-haul network within Florida that leases bandwidth at wholesale rates. At December 31, 2002, FPL FiberNet's network consisted of approximately 2,500 route miles, which interconnected major cities throughout Florida. Due to the changing telecommunications market, FPL FiberNet completed valuation studies to assess the recoverability of its assets and as a result, in 2002, recorded charges of approximately $104 million ($64 million after tax). Of this amount, $85 million ($52 million after tax) represents an impairment charge related to property, plant and equipment, the fair value of which was determined based on a discounted cash flow analysis. Additionally, FPL FiberNet decided not to pursue the planned build-out of metro fiber rings in certain cities, and restructuring charges of $19 million ($12 million after tax) were recognized related to the write-off of development costs and inventory.

At December 31, 2002, FPL Group's investment in FPL FiberNet totaled approximately $256 million. During 2002, FPL FiberNet invested approximately $15 million to expand its network. Over the next five years, FPL FiberNet plans to invest a total of approximately $50 million towards continued growth in the network.

EXECUTIVE OFFICERS OF THE REGISTRANTS (a)

Name	Age	Position	Effective Date

Dennis P. Coyle	64	General Counsel and Secretary of FPL Group	June 1, 1991
		General Counsel and Secretary of FPL	July 1, 1991
Paul I. Cutler	43	Treasurer of FPL Group	February 19, 2003
		Treasurer of FPL	February 18, 2003
K. Michael Davis	56	Controller and Chief Accounting Officer of FPL Group	May 13, 1991
		Vice President, Accounting, Controller and Chief Accounting
		Officer of FPL	July 1, 1991
Moray P. Dewhurst	48	Vice President, Finance and Chief Financial Officer of FPL Group	July 17, 2001
		Senior Vice President, Finance and Chief Financial Officer of FPL	July 19, 2001
Paul J. Evanson	61	President of FPL	January 9, 1995
Lewis Hay III	47	President and Chief Executive Officer of FPL Group	June 11, 2001
		Chairman of the Board of FPL Group	January 1, 2002
		Chairman of the Board and Chief Executive Officer of FPL	January 1, 2002
Lawrence J. Kelleher	55	Vice President, Human Resources of FPL Group	May 13, 1991
		Senior Vice President, Human Resources and Corporate Services of FPL	July 1, 1999
Robert L. McGrath	49	Senior Vice President, Engineering and Construction of FPL	November 15, 2002
Armando J. Olivera	53	Senior Vice President, Power Systems of FPL	July 1, 1999
James L. Robo	40	President of FPL Energy	July 26, 2002
Antonio Rodriguez	60	Senior Vice President, Power Generation Division of FPL	July 1, 1999
John A. Stall	48	Senior Vice President, Nuclear Division of FPL	June 4, 2001
_____________________
(a)

Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors. Except as noted below, each officer has held his present position for five years or more and his employment history is continuous. The business experience of the executive officers is as follows: Mr. Cutler was assistant treasurer of FPL Group from May 1997 to May 1998 and from May 1999 to February 2003. He was assistant treasurer of FPL from May 1997 to February 2003. Mr. Cutler was also assistant secretary of FPL Group and FPL from December 1997 to February 2003. Mr. Dewhurst was senior partner of Dean & Company, a management consulting and investment firm that he co-founded in 1993. Mr. Hay was president of FPL Energy from March 2000 to December 2001. From July 1999 to March 2000, he was vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL. From May 1999 to July 1999, Mr. Hay was president of LSME Acquisition Co., LLC, a specific purpose acquisition company. Prior to that, he was executive vice president and chief financial officer of U.S. Foodservice, Inc., a food service distributor. Mr. Kelleher was senior vice president, human resources of FPL from July 1991 to July 1999. Mr. McGrath was treasurer of FPL Group and FPL from January 2000 to November 2002. He was also vice president, finance and chief financial officer of FPL Energy from June 2000 to November 2002. Prior to that, Mr. McGrath was assistant treasurer of FPL Group and FPL. Mr. Olivera was vice president, distribution of FPL from February 1997 to July 1999. Mr. Robo was vice president of corporate development and strategy of FPL Group from March 2002 to July 2002. He was president and CEO of TIP, a GE Capital Company that provides trailer and storage equipment services, and GE Capital Modular Space, a supplier of mobile and modular buildings, from December 1999 to March 2002. Prior to that, Mr. Robo was president and CEO of GE Mexico. Mr. Rodriguez was vice president, power delivery of FPL from February 1997 to July 1999. Mr. Stall was vice president of nuclear engineering of FPL from January 2000 to June 2001. Prior to that, he was plant vice president at St. Lucie.

Item 2. Properties

FPL Group and its subsidiaries maintain properties which are adequate for their operations. At December 31, 2002, the electric generating, transmission, distribution and general facilities of FPL represented approximately 44%, 13%, 37% and 6%, respectively, of FPL's gross investment in electric utility plant in service.

Generating Facilities. At December 31, 2002, FPL Group had the following generating facilities:
Facility	Location	No. of Units	Fuel	Net Capability (mw)(a)

FPL:
Nuclear
St. Lucie	Hutchinson Island, FL	2	Nuclear	1,553	(b)
Turkey Point	Florida City, FL	2	Nuclear	1,386
Steam turbines
Cape Canaveral	Cocoa, FL	2	Oil/Gas	806
Cutler	Miami, FL	2	Gas	206
Manatee	Parrish, FL	2	Oil	1,620
Martin	Indiantown, FL	2	Oil/Gas	1,617
Port Everglades	Port Everglades, FL	4	Oil/Gas	1,212
Riviera	Riviera Beach, FL	2	Oil/Gas	565
St. Johns River Power Park	Jacksonville, FL	2	Coal/Petroleum Coke	254	(c)
Sanford	Lake Monroe, FL	1	Oil/Gas	138	(d)
Scherer	Monroe County, GA	1	Coal	658	(e)
Turkey Point	Florida City, FL	2	Oil/Gas	800
Combined-cycle
Fort Myers	Fort Myers, FL	1	Gas	1,423
Lauderdale	Dania, FL	2	Gas/Oil	854
Martin	Indiantown, FL	2	Gas	935
Putnam	Palatka, FL	2	Gas/Oil	498
Sanford	Lake Monroe, FL	1	Gas	910
Simple-cycle combustion turbines
Martin	Indiantown, FL	1	Gas/Oil	298
Gas turbines/diesels
Fort Myers	Fort Myers, FL	12	Oil	636
Lauderdale	Dania, FL	24	Oil/Gas	840
Port Everglades	Port Everglades, FL	12	Oil/Gas	420
Turkey Point	Florida City, FL	5	Oil	12

TOTAL				17,641

FPL Energy:
East
Northeast:
Bayswater	Far Rockaway, NY	1	Gas	54
Maine	Various - ME	9	Oil	755
Maine	Various - ME	89	Hydro	373
Seabrook	Seabrook, NH	1	Nuclear	1,024	(f)
Investment in joint venture	MA	1	Gas	150

Total Northeast				2,356

Mid-Atlantic:
Doswell	Ashland, VA	5	Gas	879
Green Mountain	Somerset County, PA	8	Wind	10
Marcus Hook 50	Marcus Hook, PA	1	Gas	50
Mountaineer Wind Energy Center	Thomas, WV	44	Wind	66
Investments in joint ventures	Various	(g)	Various	251

Total Mid-Atlantic				1,256

West
Central:
Cerro Gordo	Ventura, IA	55	Wind	42
Delaware Mountain	Culberson County, TX	40	Wind	30
Gray County	Montezuma, KS	170	Wind	112
Hancock County	Hancock County, IA	148	Wind	98
Indian Mesa	McCarney, TX	125	Wind	83
King Mountain	Upton County, TX	214	Wind	278
Lake Benton II	Ruthton, MN	138	Wind	104
Lamar Power Partners	Paris, TX	2	Gas	990
Montfort	Montfort, WI	20	Wind	30
Southwest Mesa	McCamey, TX	107	Wind	75
Woodward Mountain	McCamey, TX	242	Wind	160
Investment in joint venture	Austin, TX	2	Gas	283

Total Central				2,285

West:
Stateline	WA/OR border	454	Wind	300
Vansycle	Helix, OR	38	Wind	25
Investments in joint ventures	Various - CA	(h)	Various	478

Total West				803

TOTAL				6,700

____________________
(a)	Represents FPL's and FPL Energy's net ownership interest in plant capacity.
(b)	Excludes Orlando Utilities Commission's and the FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(c)	Represents FPL's 20% ownership interest in each of St. Johns River Power Park Units Nos. 1 and 2, which are jointly owned with the JEA.
(d)	Unit 4 was retired from service in July 2002 and expected to return to service as a combined-cycle facility in May 2003.
(e)	Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with the JEA.
(f)	Excludes Massachusetts Municipal Wholesale Electric Company's, Taunton Municipal Lighting Plant's and Hudson Light & Power Department's combined share of 11.77%.
(g)	Represents plants using fuel and technology such as gas and waste-to-energy.
(h)	Includes multiple wind projects totaling 332 mw. The remaining 146 mw are provided by plants with less than 50 mw each using fuels and technologies such as solar, gas, coal and petroleum coke.
Transmission and Distribution. At December 31, 2002, FPL owned and operated 516 substations and the following electric transmission and distribution lines:
	Nominal Voltage		Overhead Lines Pole Miles		Trench and Submarine Cables Miles

	500	kv	1,105	(a)	-
	230	kv	2,316		31
	138	kv	1,451		50
	115	kv	671		-
	69	kv	164		14
	Less than 69kv		40,679		23,293

	Total		46,386		23,388

_____________________
(a)					Includes approximately 75 miles owned jointly with the JEA.

Character of Ownership.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The majority of FPL Group's principal properties are held by FPL in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as to substantially impair the usefulness to FPL of such properties. FPL Energy's Doswell generating facility is encumbered by liens against its assets securing bonds issued in July 2001. See Management's Discussion - Liquidity and Capital Resources and Note 16. Some of FPL's electric lines are located on land not owned in fee but are covered by necessary consents of governmental authorities or rights obtained from owners of private property.

Item 3. Legal Proceedings

In November 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA) brought an action in the U.S. District Court for the Northern District of Georgia against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Prevention of Significant Deterioration (PSD) provisions and the New Source Performance Standards (NSPS) of the Clean Air Act. In May 2001, the EPA amended its complaint. The amended complaint alleges, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining a PSD permit, without complying with NSPS requirements, and without applying best available control technology for nitrogen oxides, sulfur dioxides and particulate matter as required by the Clean Air Act. It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions. The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997, and $27,500 per day for each violation thereafter. Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses. In June 2001, the federal district court stayed discovery and administratively closed the case pending resolution of the EPA's motion for consolidation of discovery in several Clean Air Act cases that was filed with a Multi-District Litigation (MDL) panel. In August 2001, the MDL panel denied the motion for consolidation. In September 2001, the EPA moved that the federal district court reopen this case for purposes of discovery. Georgia Power Company has opposed that motion asking that the case remain closed until the Eleventh Circuit Court of Appeals rules on the Tennessee Valley Authority's (TVA) appeal of an EPA administrative order relating to legal issues that are also central to this case. In January 2002, the Eleventh Circuit Court of Appeals determined that it has jurisdiction to review the EPA's administrative order and will now move to the merits of the TVA's appeal. In August 2002, the federal district court denied without prejudice the EPA's motion to reopen.

In November 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins, and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, filed suit against FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. in the Circuit Court for Suwanee County, Florida. This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of defendants, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes. The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes. The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages. In May 2002, plaintiffs filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief. In July 2002, defendants' motion to dismiss the amended complaint for, among other things, the failure to state a valid cause of action was denied. Defendants have filed an answer and affirmative defenses to the amended complaint. The parties are pursuing discovery regarding class certification.

In August 2001, FMPA filed with the United States Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members. The transmission credits sought by FMPA would offset the transmission charges that FPL bills FMPA for network transmission service to FMPA's member cities. FMPA member cities have been taking network transmission service under FPL's open access transmission tariff (OATT) since the mid-1990s. In the orders appealed by FMPA, FERC ruled that FMPA would be entitled to credits for any FMPA facilities that were "integrated" with the FPL transmission system. Based on the evidence submitted, FERC concluded that none of the FMPA facilities met the integration test and, therefore, FMPA was not entitled to credits against FPL's charges for transmission service. On January 21, 2003, the DC Circuit upheld FERC's order denying FMPA credits for its facilities, finding that substantial evidence supported FERC's conclusion that FMPA's facilities do not satisfy the integration test. FMPA since has requested that FERC decide the crediting issue again in a separate FERC proceeding. That proceeding dates back to a filing by FPL on March 19, 1993, as completed on July 26, 1993, of a comprehensive restructuring of its then-existing tariff structure. A FERC administrative law judge issued an order in that proceeding on December 13, 1995. The judge's order, which did not address credits, is currently pending at FERC on rehearing. FPL has argued that, particularly in light of the DC Circuit's order, FERC should not issue another order addressing FMPA's request for credits. If FERC does decide the crediting issue in this separate proceeding, and reverses its previous finding that FMPA is not entitled to transmission credits, FMPA is likely to seek refunds for amounts collected from FMPA member cities taking service under FPL's OATT. FPL estimates that through December 31, 2002 its maximum exposure to refunds, including interest, is approximately $50 million to $60 million.

In January 2002, Roy Oorbeek and Richard Berman filed suit in the U.S. District Court for the Southern District of Florida against FPL Group (as an individual and nominal defendant); all its current directors (except James L. Camaren and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Lewis Hay III, Dennis P. Coyle, Paul J. Evanson and Lawrence J. Kelleher. The lawsuit alleges that the proxy statements relating to shareholder approval of FPL Group's Long Term Incentive Plan (LTIP) and FPL Group's proposed, but unconsummated, merger with Entergy Corporation (Entergy) were false and misleading because they did not affirmatively state that payments made to certain officers under FPL Group's LTIP upon shareholder approval of the merger would be retained by the officers even if the merger with Entergy was not consummated and did not state that under some circumstances payments made pursuant to FPL Group's LTIP might not be deductible by FPL Group for federal income tax purposes. It also alleges that FPL Group's LTIP required either consummation of the merger as a condition to the payments or the return of the payments if the transaction did not close, and that the actions of the director defendants in approving the proxy statements, causing the payments to be made, and failing to demand their return constitute corporate waste. The plaintiffs seek to have the shareholder votes approving FPL Group's LTIP and the merger declared null and void, the return to FPL Group of $62 million of payments received by the officers, compensatory damages of $92 million (including the $62 million of payments received by the officers) from all defendants (except FPL Group) and attorneys' fees. FPL Group's board of directors established a special committee to investigate a demand by another shareholder that the board take action to obtain the return of the payments made to the officers and expanded that investigation to include the allegations in the Oorbeek and Berman complaint.

In March 2002, William M. Klein, by Stephen S. Klein under power of attorney, on behalf of himself and all others similarly situated, filed suit in the U.S. District Court for the Southern District of Florida against FPL Group (as nominal defendant); all its current directors (except James L. Camaren and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Paul J. Evanson, Lewis Hay III and Dennis P. Coyle. The lawsuit alleges that the payments made to certain officers under FPL Group's LTIP upon shareholder approval of the proposed merger with Entergy were improper and constituted breaches of fiduciary duties by the individual defendants because the LTIP required consummation of the merger as a condition to the payments. The plaintiff seeks the return to FPL Group of the payments received by the officers ($62 million); contribution, restitution and/or damages from the individual defendants; and attorneys' fees. These allegations also were referred to the special committee of FPL Group's board of directors investigating the allegations in the Oorbeek and Berman lawsuit.

In August 2002, the special committee filed under seal with the court its report of its investigation. The report concluded that pursuit of the claims identified by the plaintiffs in the Oorbeek and Berman and the Klein lawsuits is not in the best interest of FPL Group or its shareholders generally, and recommended that FPL Group seek dismissal of the lawsuits. After reviewing the special committee's report, FPL Group's board of directors (with only independent directors participating) concluded likewise. In September 2002, FPL Group, as nominal defendant, filed the special committee's report in the public docket and filed with the court a Statement of Position setting forth the special committee's and the board's conclusions and authorizing the filing of a motion to dismiss. The Statement of Position also reported that during the course of the special committee's investigation of the allegations in the lawsuits a separate question arose concerning the interpretation of the provisions of the LTIP pursuant to which the payments to eight senior officers were calculated. The board, the affected officers (two of whom have retired from FPL Group), and their respective legal counsel are discussing resolution of the issue. Any change from the original interpretation could result in a repayment to FPL Group of up to approximately $9 million.

In February 2003, Donald E. and Judith B. Phillips filed suit in the U.S. District Court for the Southern District of Florida against FPL Group (as nominal defendant); all its current directors (except James L. Camaren and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Paul J. Evanson, Lewis Hay III, Dennis P. Coyle and Lawrence J. Kelleher. The lawsuit alleges that the proxy statements relating to shareholder approval of FPL Group's LTIP and FPL Group's proposed, but unconsummated, merger with Entergy were false and misleading because they did not affirmatively state that payments made to certain officers under FPL Group's LTIP upon shareholder approval of the merger would be retained by the officers even if the merger with Entergy was not consummated and did not state that under some circumstances payments made pursuant to FPL Group's LTIP might not be deductible by FPL Group for federal income tax purposes. It also alleges that FPL Group's LTIP required either consummation of the merger as a condition to the payments or the return of the payments if the transaction did not close, and that the actions of the director defendants in approving the proxy statements, causing the payments to be made, and failing to demand their return constitute corporate waste. The plaintiffs seek to have the shareholder votes approving FPL Group's LTIP and the merger declared null and void, the return to FPL Group of $62 million of payments received by the officers, compensatory damages of $92 million (including the $62 million of payments received by the officers) from all defendants (except FPL Group) and attorney's fees.

In February 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant. The complaint includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations. The plaintiffs seek damages in excess of $1 million.

In March 2003, James J. and Lori Bradstreet brought an action on behalf of themselves and their son, Matthew Bradstreet, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, the American Dental Association, the Florida Dental Association, FPL and the Orlando Utilities Commission (OUC), alleging that their son has suffered toxic neurological effects from mercury poisoning. The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL and OUC power plants in Florida, including Brevard County. The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions. The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship. No amount of damages is specified. FPL has not yet responded to the complaint but expects to do so in the near future.

In the event that FPL Group and FPL do not prevail in these lawsuits, there may be a material adverse effect on their financial statements. However, FPL Group and FPL believe that they have meritorious defenses to the pending litigation discussed above and are vigorously defending the lawsuits. Management does not anticipate that the liabilities, if any, arising from the proceedings would have a material adverse effect on the financial statements.

In addition to those legal proceedings discussed herein, FPL Group and its subsidiaries, including FPL, are involved in a number of other legal proceedings and claims in the ordinary course of their businesses. While management is unable to predict with certainty the outcome of these other legal proceedings and claims, it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders
None
PART II
Item 5. Market for the Registrants' Common Equity and Related Stockholder Matters

Common Stock Data.  All of FPL's common stock is owned by FPL Group. FPL Group's common stock is traded on the New York Stock Exchange. The high and low sales prices for the common stock of FPL Group as reported in the consolidated transaction reporting system of the New York Stock Exchange for each quarter during the past two years are as follows:

	2002		2001

Quarter	High	Low	High	Low

First	$60.10	$51.13	$71.63	$54.81
Second	$65.31	$56.30	$63.15	$54.55
Third	$60.08	$45.00	$60.50	$51.21
Fourth	$61.40	$48.35	$57.28	$52.16
Approximate Number of Stockholders. As of the close of business on February 28, 2003, there were 36,825 holders of record of FPL Group's common stock.
Dividends. Quarterly dividends have been paid on common stock of FPL Group during the past two years in the following amounts:
Quarter	2002	2001

First	$0.58	$0.56
Second	$0.58	$0.56
Third	$0.58	$0.56
Fourth	$0.58	$0.56

The amount and timing of dividends payable on FPL Group's common stock are within the sole discretion of FPL Group's board of directors. The board of directors reviews the dividend rate at least annually (in February) to determine its appropriateness in light of FPL Group's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions and any other factors the board deems relevant. The ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. There are no restrictions in effect that currently limit FPL's ability to pay dividends to FPL Group. See Management's Discussion - Liquidity and Capital Resources and Note 14 - Common Stock Dividend Restrictions regarding dividends paid by FPL to FPL Group.

Item 6. Selected Financial Data
	Years Ended December 31,

	2002		2001		2000		1999		1998

SELECTED DATA OF FPL GROUP
(millions, except per share amounts):
Operating revenues	$8,311		$8,326		$7,062		$6,438		$6,661
Income before cumulative effect of a change in accounting principle	$695	(a)	$781	(b)	$704	(c)	$697	(d)	$664
Cumulative effect of adopting FAS 142, net of income taxes of $143	$(222)		$-		$-		$-		$-
Net income	$473	(e)	$781	(b)	$704	(c)	$697	(d)	$664
Earnings per share of common stock:
Earnings per share before cumulative effect of adopting FAS 142	$4.02	(a)	$4.63	(b)	$4.14	(c)	$4.07	(d)	$3.85
Cumulative effect of adopting FAS 142	$(1.28)		$-		$-		$-		$-
Earnings per share	$2.74	(e)	$4.63	(b)	$4.14	(c)	$4.07	(d)	$3.85
Earnings per share of common stock - assuming dilution:
Earnings per share before cumulative effect of adopting FAS 142	$4.01	(a)	$4.62	(b)	$4.14	(c)	$4.07	(d)	$3.85
Cumulative effect of adopting FAS 142	$(1.28)		$-		$-		$-		$-
Earnings per share	$2.73	(e)	$4.62	(b)	$4.14	(c)	$4.07	(d)	$3.85
Dividends paid per share of common stock	$2.32		$2.24		$2.16		$2.08		$2.00
Total assets	$19,790		$17,463		$15,300		$13,441		$12,029
Long-term debt, excluding current maturities	$5,790		$4,858		$3,976		$3,478		$2,347
Obligations of FPL under capital lease, excluding current maturities	$140		$133		$127		$157		$146

SELECTED DATA OF FPL (millions):
Operating revenues	$7,378		$7,477		$6,361		$6,057		$6,366
Net income available to FPL Group	$717		$679	(f)	$607	(f)	$576	(d)	$616
Total assets	$12,637		$11,924		$12,020		$10,608		$10,748
Long-term debt, excluding current maturities	$2,364		$2,579		$2,577		$2,079		$2,191
Energy sales (kwh)	98,605		93,488		91,969		88,067		89,362
Energy sales:
Residential	51.6%		50.9%		50.4%		50.2%		50.9%
Commercial	40.6		40.6		40.2		40.3		38.8
Industrial	4.1		4.4		4.1		4.5		4.4
Interchange power sales	1.8		2.2		3.1		3.0		3.2
Other (g)	1.9		1.9		2.2		2.0		2.7

Total	100.0%		100.0%		100.0%		100.0%		100.0%

Approximate 60-minute peak load (mw) (h):
Summer season	19,219		18,754		17,808		17,615		17,897
Winter season	20,190		17,585		18,219		17,057		16,802
Average number of customer accounts (thousands):
Residential	3,566		3,491		3,414		3,332		3,266
Commercial	435		427		415		405		397
Industrial	16		15		16		16		15
Other	3		2		3		3		2

Total	4,020		3,935		3,848		3,756		3,680

Average price per kwh (cents) (i)	7.32		8.05		6.86		6.87		7.13
_____________________
(a)

Includes impairment and restructuring charges, charges related to certain wind projects and leveraged leases, a favorable settlement of litigation with the IRS and net unrealized mark-to-market gains associated with non-managed hedges.

(b)

Includes merger-related expenses and net unrealized mark-to-market gains associated with non-managed hedges. Excluding these items, FPL Group's net income and earnings per share (assuming dilution) would have been $792 million and $4.69, respectively.

(c)									Includes merger-related expenses. Excluding these expenses, FPL Group's net income and earnings per share (assuming dilution) would have been $745 million and $4.38, respectively.
(d)

Includes effects of gains on divestiture of cable investments, impairment loss and litigation settlement. Excluding these items, FPL Group's net income and earnings per share (assuming dilution) would have been $681 million and $3.98, respectively. Excluding the litigation settlement, FPL's net income available to FPL Group would have been $618 million.

(e)

Includes the cumulative effect of an accounting change, impairment and restructuring charges, charges related to certain wind projects and leveraged leases, a favorable settlement of litigation with the IRS and net unrealized mark-to-market gains associated with non-managed hedges. Excluding these items, FPL Group's net income would have been $831 million and earnings per share (assuming dilution) would have been $4.80.

(f)									Includes merger-related expenses. Excluding these expenses, FPL's net income available to FPL Group would have been $695 million in 2001 and $645 million in 2000.
(g)									Includes the net change in unbilled sales.
(h)									Winter season includes November and December of the current year and January to March of the following year.
(i)									Excludes interchange power sales, net change in unbilled revenues, deferrals/recoveries under cost recovery clauses and the provision for retail rate refund.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein. In the discussion of Results of Operations below, all comparisons are with the corresponding items in the prior year.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to exercise judgment and make estimates and assumptions where amounts are not subject to precise measurement or are dependent on future events.

Critical accounting policies and estimates, which are important to the portrayal of both FPL Group's and FPL's financial condition and results of operations and which require complex, subjective judgments are as follows:

Accounting for Derivatives and Hedging Activities - On January 1, 2001, FPL Group and FPL adopted FAS 133, "Accounting for Derivatives and Hedging Activities," as amended by FAS 137 and FAS 138 (collectively, FAS 133). FPL Group and FPL use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage the commodity price risk inherent in fuel purchases and electricity sales, as well as to optimize the value of power generation assets and related contracts. To a lesser extent, FPL Group also engages in limited energy trading activities to take advantage of expected favorable price movements. These accounting pronouncements, which require the use of fair value accounting if certain conditions are met, apply not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.

FAS 133 requires that derivative instruments be recorded on the balance sheet at fair value. Fair values for some of the longer-term contracts where liquid markets are not available are based on internally developed models. The estimation of fair value for long-term contracts requires the use of internally developed models based on the forward prices for electricity. Forward prices represent the price at which a buyer or seller could contract today to purchase or sell a commodity at a future date. In general, the models estimate the fair value of a contract by calculating the present value of the difference between the prices in the contract and the forward prices. The market for electricity in the first one to two years of a contract is generally liquid and therefore the prices in the early years of the forward curves reflect observable market quotes. However, in the later years, the market is much less liquid and forward price curves must be developed. Factors used in developing forward curves for electricity include the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of power plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region. The assumptions in these models are critical since any changes therein could have a significant impact on the fair value of the contract. Substantially all changes in the fair value of derivatives held by FPL are deferred as a regulatory asset or liability until the contracts are settled. Upon settlement, any gains or losses will be passed through the fuel and capacity clauses. In the non-rate regulated operations, predominantly FPL Energy, changes in the derivatives' fair values are recognized in current earnings, unless certain hedge accounting criteria are met. For those transactions for which hedge accounting can be applied, much of the effects of changes in fair value are reflected in other comprehensive income (a component of shareholders' equity) rather than being recognized in current earnings.

Since FAS 133 became effective in 2001, the FASB has discussed and, from time to time, issued implementation guidance related to FAS 133. In particular, much of the interpretive guidance affects when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133. Despite the large volume of implementation guidance, FAS 133 and the supplemental guidance does not provide specific guidance on all contract issues. As a result, significant judgment must be used in applying FAS 133 and its interpretations. The interpretation of FAS 133 continues to evolve. One possible result of changes in interpretation could be that certain contracts would have to be recorded on the balance sheet at fair value, with changes in fair value recorded in the income statement. See Note 5.

Accounting for Pensions and Other Post Employment Benefits - FPL Group and its subsidiaries sponsor a noncontributory defined benefit pension plan and defined benefit postretirement plans for health care and life insurance benefits (other benefits) for substantially all employees. Both the pension and life insurance plans have funded trusts dedicated to providing the benefits.

FPL Group's pension income net of the cost of other benefits was approximately $82 million, $84 million and $89 million for the years ended December 31, 2002, 2001 and 2000, respectively. The corresponding amounts allocated to FPL were $73 million, $77 million and $85 million, respectively. Pension income and the cost of other benefits are included in O&M expenses, and are calculated using a number of actuarial assumptions. Those assumptions include an expected long-term rate of return on qualified plan assets of 7.75% for all years, assumed increases in future compensation levels of 4.5% for 2002 and 5.5% for 2001 and 2000, and a weighted-average discount rate used in determining the benefit obligations of 6.00% and 6.25% for 2002 and 2001, respectively. Based on current health care costs (as related to other benefits), the projected 2003 trend assumptions used to measure the expected cost of benefits covered by the plans are 10% for all age groups. The rate is assumed to decrease over the next ten years to the ultimate trend rate of 5% for all age groups and remain at that level thereafter. In developing these assumptions, FPL Group evaluated input from its actuaries, as well as information available in the market place. For the expected long-term rate of return on fund assets, FPL Group considered 10-year and 20-year long-term median returns for a portfolio with a 50/50 equity/bond asset mix similar to its funds. FPL Group also considered its historical 10-year and 20-year compounded returns which have been in excess of these broad equity and bond benchmark indices. FPL Group believes that 7.75% is a reasonable long-term rate of return on its plan assets, despite the recent market downturn. FPL Group will continue to evaluate all of its actuarial assumptions, including its expected rate of return, at least annually, and will adjust them as necessary.

FPL Group bases its determination of pension and other benefits expense or income on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return realized on those assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be affected as previously deferred gains or losses are recognized. Such gains and losses together with other differences between actual results and the estimates used in the actuarial valuations are deferred and recognized in determining pension and other benefits expense and income only when they exceed 10% of the greater of projected benefit obligations or the market-related value of assets.

Lowering the expected long-term rate of return on plan assets by 0.5% (from 7.75% to 7.25%) would have reduced FPL Group's net income for 2002 by approximately $13 million ($11 million for FPL). Lowering the discount rate assumption by 0.5% would have decreased FPL Group's net income for 2002 by approximately $5 million ($4 million for FPL). Lowering the salary increase assumption by 0.5% would have increased FPL Group's net income for 2002 by approximately $2 million ($2 million for FPL). Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. An increase or decrease of 1% in assumed health care cost trend rates would have a corresponding effect on the service and interest cost components and the accumulated obligation of other benefits of approximately $1 million and $8 million, respectively.

The fair value of plan assets has decreased from $2.5 billion at September 30, 2001 to $2.4 billion at September 30, 2002 for the pension plan and from $74 million at September 30, 2001 to $45 million at September 30, 2002 for other benefits. Despite the recent reductions in the funded status of FPL Group's pension plan, management believes that, based on the actuarial assumptions and the well funded status of the pension plan, FPL Group will not be required to make any cash contributions to the pension plan in the near future. FPL Group does not anticipate making cash contributions to the postretirement plans during 2003 but is studying the feasibility of transferring pension plan assets to fund claims associated with retiree medical benefits, as allowed by current tax law. See Note 3.

Carrying Value of Long-Lived Assets - FPL Group evaluates on an ongoing basis the recoverability of its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Under that standard, an impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset's fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate.

The amount of future net cash flows, the timing of the cash flows and the determination of an appropriate interest rate all involve estimates and judgments about future events. In particular, the aggregate amount of cash flows determines whether an impairment exists, and the timing of the cash flows is critical in determining fair value. Because each assessment is based on the facts and circumstances associated with each long-lived asset, the effects of changes in assumptions cannot be generalized.

Nuclear Decommissioning and Fossil Dismantlement - FPL's current plans provide for prompt dismantlement of the Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing upon license expiration in 2012 and 2013. In June 2002, the NRC approved extension of the operating licenses for Turkey Point Units Nos. 3 and 4, which will allow operation of these units until 2032 and 2033, respectively. FPL has not yet decided whether to exercise the option to operate past the original license expiration dates. Current plans provide for St. Lucie Unit No. 1 to be mothballed upon license expiration in 2016 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 when its license expires in 2023. In 2001, FPL filed with the NRC applications for 20-year license extensions for the St. Lucie units and expects a ruling from the NRC in the fall of 2003.

FPL accrues and funds a reserve for nuclear decommissioning costs over the expected service life of each unit based on studies that are filed with the FPSC at least every five years. The FPSC approved new decommissioning studies in 2001 and, effective in May 2002, reduced the annual decommissioning accrual from $85 million to approximately $79 million. The studies assume that FPL will be storing spent fuel on site pending removal to a U.S. government facility. The studies indicate that FPL's portion of the future cost of decommissioning its four nuclear units, including spent fuel storage, is $6.4 billion, or $2.0 billion in 2002 dollars. At December 31, 2002, the accumulated provision for nuclear decommissioning totaled approximately $1.7 billion.

Upon the adoption of FAS 143 on January 1, 2003, the accumulated provision for nuclear decommissioning was moved from the accumulated depreciation caption on FPL Group's and FPL's balance sheets to a noncurrent liability, the amount of the obligation was adjusted to reflect the then current fair value of the obligation, an asset was recognized for the undepreciated present value of the initial obligation and any difference was recognized as a regulatory liability.

FPL also accrues the estimated cost of dismantling its fossil fuel plants over the expected service life of each unit. However, unlike nuclear decommissioning, fossil dismantlement costs are not funded. Dismantlement studies are filed with the FPSC at least every four years. The most recent studies became effective January 1, 1999 and indicated that FPL's portion of the ultimate cost to dismantle its fossil units is $482 million. At December 31, 2002, the accumulated provision for fossil dismantlement was $260 million. The liability that was recognized for obligations associated with the retirement of FPL's fossil fuel plants under FAS 143 was not significant.

Upon acquisition of its interest in Seabrook, FPL Energy recorded a liability for the present value of Seabrook's expected decommissioning costs. The liability will be accreted using the interest method over an assumed license extension period that runs through 2050. Seabrook's existing license expires in 2026, but FPL Energy plans to file with the NRC an application to extend the license period to 2050. Comprehensive studies are filed with New Hampshire's Nuclear Decommissioning Financing Committee every four years, with updates provided annually. The next comprehensive study will be filed in mid-2003. The September 1999 studies indicate that FPL Energy's portion of the future cost of decommissioning Seabrook, including spent fuel storage, is $1.7 billion, or $516 million in 2002 dollars. The nuclear decommissioning obligation recorded in connection with the acquisition of Seabrook was determined in a manner similar to that prescribed by FAS 143. At December 31, 2002, the accumulated provision for nuclear decommissioning totaled approximately $152 million. See Note 1 - Decommissioning and Dismantlement of Generating Plant and Accounting for Asset Retirement Obligations.

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and fossil dismantlement costs, involves the use of estimates and judgments concerning the amount and timing of future expenditures. FPL Group and FPL also make interest rate, rate of return and inflation projections to determine funding requirements related to decommissioning. Periodically, FPL Group and FPL will be required to update their estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs.

Regulatory Accounting - FPL follows the accounting practices set forth in FAS 71, "Accounting for the Effects of Certain Types of Regulation." FAS 71 indicates that regulators can create assets and impose liabilities that would not be recorded by non-rate regulated entities. Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process. If FPL were no longer subject to cost-based rate regulation, the existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund. In addition, the FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred. Such costs may include, among others, O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable and costs associated with the construction or acquisition of new facilities. The continued applicability of FAS 71 is assessed each reporting period. See Note 1 - Regulation.

See Note 1 for a discussion of FPL Group's and FPL's other significant accounting policies.
Results of Operations

FPL Group's net income decreased by approximately $308 million in 2002 compared to 2001, while net income increased $77 million in 2001 compared to 2000. The decrease in 2002 net income is due to a number of charges aggregating $389 million after tax recorded at FPL Energy and at Corporate and Other. The charges consisted primarily of the cumulative effect of an accounting change ($222 million after tax), impairment and restructuring charges ($127 million after tax) and charges related to certain wind projects ($10 million after tax) and leveraged leases ($30 million after tax). These charges were partially offset by a gain from an income tax settlement ($30 million). Merger-related charges reduced FPL Group's net income in 2001 by $19 million and in 2000 by $41 million. Unrealized gains from non-managed hedge activities increased FPL Group's net income by $1 million and $8 million for the years ended December 31, 2002 and 2001, respectively. Management assesses the economic performance of its business segments excluding these charges, gains and the effects of non-managed hedges. Although such items are properly included in the determination of net income in accordance with generally accepted accounting principles, both the size and nature of such items make year to year comparisons of operations difficult and potentially confusing. Excluding these items, net income would have been $831 million, $792 million and $745 million in 2002, 2001 and 2000, respectively. The restructuring activities discussed above are not expected to have a significant effect on FPL Group's future results of operations, liquidity or capital resources.

Beginning January 1, 2002, FPL Group segregated unrealized mark-to-market gains and losses on derivative transactions into two categories. Prior year amounts have been reclassified into these categories. The first category, referred to as trading and managed hedge activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts. The unrealized gains from trading and managed hedge activities were $8 million and $0 for the years ended December 31, 2002 and 2001, respectively, and are reported net in operating revenues. The second category, referred to as non-managed hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under FAS 133) and the ineffective portion of transactions accounted for as cash flow hedges. These transactions have been entered into to reduce our aggregate risk, and any mark-to-market gains or losses during the period prior to realization will continue to be reported outside of operating income in other - net in FPL Group's consolidated statements of income. Any position that is moved between non-managed hedge activity and trading and managed hedge activity is transferred at its fair value on the date of reclassification. For additional information regarding derivative instruments, see Note 5.

FPL - FPL's net income available to FPL Group for 2002, 2001 and 2000 was $717 million, $679 million and $607 million, respectively, representing more than 85% of FPL Group's consolidated net income in each year. During 2002, FPL's net income benefited from higher revenues from retail base operations (net of the revenue refund provision), lower depreciation expense and lower interest charges. However, higher O&M expenses partially offset these positives. During 2001, higher revenues from retail base operations and lower depreciation were partially offset by higher O&M expenses and higher interest charges. Also in 2001 and 2000, FPL recorded merger-related expenses totaling $26 million ($16 million after tax) and $62 million ($38 million after tax), respectively. For additional information regarding these expenses, see Note 9. Excluding merger-related expenses, net income would have been $717 million, $695 million and $645 million in 2002, 2001 and 2000, respectively.

In March 2002, the FPSC approved a new rate agreement regarding FPL's retail base rates, which became effective April 15, 2002 and expires December 31, 2005. The 2002-2005 rate agreement replaced a rate agreement that was effective April 15, 1999 through April 14, 2002. Both agreements include a revenue sharing mechanism for each of the twelve-month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold are required to be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL. Revenues from retail base operations in excess of a second threshold are required to be refunded 100% to retail customers.

The 1999-2002 rate agreement allowed FPL at its discretion to recover, as special depreciation, up to $100 million in each year of the three-year agreement period. The additional depreciation recovery was required to be applied to nuclear and/or fossil generating assets based on future depreciation studies. See Note 1 - Revenues and Rates and Electric Plant, Depreciation and Amortization. During the term of the agreement, FPL's ROE was from time to time outside the 10% - 12% authorized range. However, the revenue sharing mechanism described above was specified as the appropriate and exclusive mechanism to address that circumstance. The agreement included provisions which limited depreciation rates and accruals for nuclear decommissioning and fossil dismantlement costs to the then approved levels and limited amounts recoverable under the environmental clause during the term of that agreement.

The 2002-2005 rate agreement provides for a $250 million annual reduction in retail base revenues allocated to all customers by reducing customers' base rates and service charges by approximately 7%. The revenue sharing thresholds specified in the 2002-2005 rate agreement are as follows:

	Years Ended December 31,

	2002(a)	2003	2004	2005

	(millions)

66 2/3% to customers	$3,580	$3,680	$3,780	$3,880
100% to customers	$3,740	$3,840	$3,940	$4,040
_____________________
(a)				Refund is limited to 71.5% (representing the period April 15 through December 31, 2002) of the revenues from base rate operations exceeding the thresholds.

During the term of the 2002-2005 rate agreement, FPL will not have an authorized regulatory ROE range for the purpose of addressing earnings levels. However, FPL will continue to file monthly earnings surveillance reports with the FPSC and if the reported ROE falls below 10% during the term of the 2002-2005 rate agreement, FPL may petition the FPSC to amend its base rates. The 2002-2005 rate agreement would terminate on the effective date of any final order issued in a proceeding that changes FPL's base rates. See Note 1 - Revenues and Rates. In addition, depreciation rates will not be changed during the term of the agreement; however, FPL will reduce its recorded depreciation expense by $125 million annually. As a result of that provision and other FPSC actions affecting accumulated nuclear amortization, FPL reclassified $170 million of special depreciation recorded in 1999 and 2000 and $99 million of nuclear amortization from accumulated depreciation to a regulatory liability, which is included in other liabilities on FPL's consolidated balance sheet. FPL also reduced depreciation expense in 2002 by $125 million. The nuclear amortization will be amortized ratably over the remaining life of the nuclear units based on the term of the existing operating licenses of the units at a rate of $7 million per year.

In April 2002, the South Florida Hospital and Healthcare Association and certain hospitals filed a joint notice of administrative appeal with the FPSC and the Supreme Court of Florida appealing the FPSC's approval of the 2002-2005 rate agreement. The appellants contend that the FPSC rushed to judgment and approved the settlement without the benefit of any evidentiary record to support its actions, and requested that the Supreme Court remand the case to the FPSC for additional proceedings. Initial briefs, answer briefs and a reply brief were filed by the parties during 2002. Oral arguments are expected to take place in mid-2003. FPL intends to vigorously contest this appeal and believes that the FPSC's decision approving the 2002-2005 rate agreement will be upheld.

FPL's operating revenues consisted of the following:
		Years Ended December 31,

		2002	2001	2000

		(millions)

Retail base operations		$3,603	$3,616	$3,507
Revenue refund provision		(34)	(110)	(60)
Cost recovery clauses and other pass-through costs		3,793	3,955	2,902
Other		16	16	12

Total		$7,378	$7,477	$6,361

For the year ended December 31, 2002, the increase in retail base revenues, due to an increase in the number of retail customer accounts and an increase in usage per retail customer, was more than offset by the 7% reduction in retail rates pursuant to the 2002-2005 rate agreement that was effective in mid-April 2002. A 2.1% increase in the number of retail customer accounts increased revenues by $78 million, while the balance of the increase, or $112 million, was primarily due to a 3.5% increase in electricity usage per retail customer. About half of the growth in usage for the year was associated with weather, with both the late spring and early fall months being significantly warmer than usual. The remaining increase in usage was due to stronger economic conditions and price elasticity associated with lower rates. The 7% rate reduction equated to a $203 million reduction in retail base revenues.

The increase in retail base revenues in 2001 was due to a 2.3% increase in retail customer accounts which contributed $66 million to revenues while the balance of the increase, or $43 million, was primarily due to a 0.4% increase in electricity usage per retail customer. These increases occurred despite a slowing economy and a decline in tourism following the terrorist attacks on the United States on September 11, 2001.

Revenues from cost recovery clauses, franchise fees and revenue taxes represent a pass-through of costs and do not significantly affect net income. However, differences between actual revenues and costs incurred can significantly affect FPL Group's and FPL's operating cash flows. Fluctuations in these revenues, as well as in fuel, purchased power and interchange expenses, are primarily driven by changes in energy sales, fuel prices and capacity charges. Ordinarily, the fuel charge is set annually based on estimated fuel costs and estimated customer usage, plus or minus a true-up for prior period estimates. During 2002, clause revenues (primarily fuel-related) declined due to lower fuel costs. Significant volatility in oil and gas prices during 2001 and 2000 resulted in a significant increase in clause revenues in 2001 and, to a lesser extent, in 2000. FPL's annual fuel filing for 2001, as approved by the FPSC, included approximately $518 million of under-recovered fuel costs from 2000, of which one-half ($259 million) was recovered in 2001 and the balance was recovered in 2002. FPL agreed to this two-year recovery, rather than the typical one-year time frame, to ease the impact on customers' bills. FPL also agreed that, instead of receiving a return at the commercial paper rate on this unrecovered portion through the fuel clause, the under-recovery would be included as a rate base regulatory asset over the two-year recovery period. In March 2003, the FPSC approved a fuel adjustment increase totaling $347 million beginning in April 2003 due to higher than projected oil and natural gas prices. See Note 1 - Regulation.

FPL's O&M expenses increased $143 million in 2002. Approximately $42 million of the increase is attributable to higher nuclear costs associated with more comprehensive inspections of the reactor vessel heads at FPL's nuclear facilities as ordered by the NRC, as well as increased outage and plant maintenance costs. In February 2003, the NRC issued an order, subsequent to an NRC bulletin issued in August 2002, requiring all pressurized water reactor licensees, including FPL, to perform visual and volumetric inspections of reactor vessel heads at each unit's scheduled refueling outage to identify if degradation such as cracking or corrosion has occurred. During the scheduled refueling outages for St. Lucie Unit No. 1 in October 2002 and Turkey Point Unit No. 3 in March 2003, FPL performed visual and volumetric inspections and found no degradation associated with the reactor vessel heads. Visual inspections at St. Lucie Unit No. 2 during 2001 and at Turkey Point Unit No. 4 during 2002 revealed no degradation associated with the reactor vessel heads and visual and volumetric inspections will be performed during their next scheduled refueling outages in 2003. The cost to perform inspections and any necessary repairs for all of the four nuclear units until the reactor vessel heads are replaced is estimated at $67 million. During 2002, the FPSC authorized recognition of this amount on a levelized basis over a five-year period beginning in 2002. FPL anticipates that it will replace the reactor vessel heads at all of its nuclear units over a three-year period beginning in 2004 and has placed orders for long-lead time components. The estimated cost for the reactor vessel heads is included in FPL's estimated capital expenditures. See Note 17 - Commitments.

In addition to the increase in nuclear O&M expenses in 2002, employee benefit costs, primarily medical-related, increased $15 million and property insurance costs increased $9 million due to lower refunds under nuclear insurance policies. These pressures are expected to carry over into 2003. In addition, in December 2002, the FPSC approved a one-time $35 million addition to the storm fund reserve, which was accrued in 2002. The balance of the increase in O&M expenses primarily related to costs associated with work force reductions, overhaul of fossil plants and system reliability efforts. FPL's O&M expenses increased $20 million in 2001, of which $5 million related to higher transmission and distribution costs mainly due to system growth and reliability improvements, $9 million related to generation costs primarily those incurred at fossil production plants to comply with regulations and maintain operating service availability, and the balance of the increase primarily reflects additional reserves for uncollectible accounts due to weaker economic conditions.

Depreciation and amortization expense declined during the year ended December 31, 2002 due to the $125 million credit to depreciation expense authorized under the 2002-2005 rate agreement. This credit was partially offset by higher depreciation expense associated with the amortization of a regulatory asset recorded as a result of a litigation settlement. The amortization approximates $44 million annually over a 5-year period beginning in January 2002 and is being recovered over the 5-year period through the fuel and capacity clauses. See Note 10. The remaining depreciation expense variance is primarily due to overall growth in the asset base reflecting the completion of the Fort Myers and Sanford repowering projects. The decrease in depreciation expense during 2001 reflects the absence of special depreciation under the previous rate agreement partially offset by higher depreciation expense associated with overall growth in the asset base. In 2000, FPL recorded approximately $101 million related to special depreciation.

In June 2002, the NRC approved an extension of the operating licenses for Turkey Point Units Nos. 3 and 4, which will allow operation of these units until 2032 and 2033, respectively. FPL has not yet decided whether to exercise the option to operate past the original license expiration dates of 2012 and 2013. Nevertheless, FPL is continuing to take actions to ensure the long-term viability of the units in order to preserve this option. This decision will be made by 2007. Any adjustment to depreciation and decommissioning rates would require FPSC approval. In 2001, FPL filed applications with the NRC for 20-year license extensions for the St. Lucie units and expects a ruling from the NRC in the fall of 2003.

Interest charges for 2002 decreased primarily due to lower interest rates, as well as lower average debt balances as a result of the recovery of previously under-recovered fuel costs. In 2001, the increase in interest charges primarily reflects increased debt activity to fund FPL's capital expansion program. Also in 2001, taxes other than income taxes increased significantly primarily due to higher franchise and gross receipts taxes associated with higher retail customer fuel charges that do not have a material effect on net income.

FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers. In 2002, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues. Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier. This regulatory restructuring is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generating assets should be separated from transmission, distribution and other assets. It is generally believed transmission and distribution activities would remain regulated. Recently, these state restructuring efforts have diminished and several states have delayed the implementation or reversed previously approved restructuring legislation and rules. Management believes that it is unlikely there will be any state actions to restructure the electric industry in Florida in the near future.

The FPSC promotes competition for building major new steam generating capacity by requiring investor-owned electric utilities, such as FPL, to issue a request for proposal. The request for proposal process allows independent power producers and others to bid to supply the needed generating capacity. If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generation capacity of the type proposed, the investor-owned electric utility would seek to negotiate a power purchase agreement with the selected bidder and request that the FPSC authorize the construction of the bidder's generation capacity under the terms of the power purchase agreement. In 2002, FPL received approval to construct new generation at its Martin and Manatee sites.

The FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. In 1999, the FERC issued its final order on RTOs which, under a variety of structures, provides for the independent operation of transmission systems for a given geographic area. In March 2001, the FERC approved GridFlorida (FPL's, Progress Energy Florida, Inc.'s and Tampa Electric Company's proposed RTO) as the RTO for peninsular Florida. In December 2001, the FPSC determined that the RTO as proposed was not in the best interest of Florida customers and required the companies to develop a modified proposal. In March 2002, FPL, Progress Energy Florida, Inc. and Tampa Electric Company filed a modified RTO proposal with the FPSC changing the structure of GridFlorida from a for-profit transmission company to a non-profit ISO. Under the proposal, FPL would continue to own its transmission lines and the ISO would manage them. In September 2002, the FPSC approved many of the aspects of the modified RTO proposal, allowing recovery of GridFlorida's incremental costs through the capacity clause and setting a hearing date of October 31, 2002 on market design and other outstanding issues. In October 2002, Public Counsel filed a notice of administrative appeal with the Supreme Court of Florida seeking an appeal of the FPSC's order, which caused an automatic stay of the proceedings. On October 28, 2002, the FPSC ordered that the GridFlorida proceedings be held in abeyance pending Public Counsel's appeal. On December 12, 2002, Public Counsel filed their brief. Public Counsel contends that the FPSC should not approve the ISO proposal because the FPSC cannot voluntarily abdicate its jurisdiction over retail transmission rates and transmission planning and the ISO will not be subject to the FPSC's jurisdiction. Oral arguments are scheduled for May 6, 2003. A ruling from the Supreme Court of Florida is expected in late 2003.

In July 2002, the FERC issued a notice of proposed rulemaking to reform public utilities' transmission tariffs and implement a standardized design for electric markets in the United States. The proposed rule would, among other things, require FERC regulated entities, including FPL, that own, control or operate transmission facilities to hire an independent transmission provider, which can be an RTO such as GridFlorida for the operation of those facilities. The proposed rule also will require the independent transmission provider to administer various spot markets for the sale of electricity and ancillary services and to manage congestion on the transmission system using financial congestion rights. State regulators from the southeast and western states have expressed strong reservations about FERC's proposal. FPL is evaluating the proposed rule and is currently unable to determine the effects, if any, on FPL's operations. The FERC has announced it will be issuing a "white paper" in April 2003 incorporating comments received on its proposed rule. The "white paper" will re-examine the schedule, which had originally proposed full implementation of the standard market design by September 2004. The FERC will allow parties to file comments on the "white paper" before issuing its final order this fall.

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

FPL Energy - FPL Energy's net income (loss) for 2002, 2001 and 2000 was $(169) million, $113 million and $82 million, respectively. FPL Energy's net income has become a greater portion of FPL Group's consolidated net income increasing from 1% in 1997 to 14% in 2001. The net loss for 2002 was the result of FPL Energy recording impairment and other charges totaling $485 million ($295 million after tax). The impairment and other charges consisted of a goodwill impairment charge of $365 million ($222 million after tax) representing the cumulative effect of adopting FAS 142, "Goodwill and Other Intangible Assets," and restructuring and other charges totaling $120 million ($73 million after tax) due to the unfavorable market conditions in the wholesale energy market. For further discussion of FAS 142, see Note 7, and for the restructuring and other charges, see below. In addition, during 2002, FPL Energy recorded less than $1 million of after-tax net unrealized mark-to-market gains from non-managed hedges compared to gains of $8 million during 2001. For further discussion of derivative instruments, see Note 5. In 2000, FPL Energy recorded merger-related expenses totaling $2 million ($1 million after tax). For additional information regarding these expenses, see Note 9. Excluding these items, FPL Energy's net income would have been $126 million, $105 million and $83 million in 2002, 2001 and 2000, respectively.

As a result of depressed economic conditions coupled with an oversupply of energy generating facilities in certain markets, projected profit margins for certain natural gas projects had declined and were not sufficient to cover the cost of capital. Therefore, FPL Energy made a strategic decision during 2002 to substantially exit the fossil-fueled greenfield power plant development business for the foreseeable future and, as a result, recorded the following charges as restructuring and impairment charges in FPL Group's consolidated statements of income:

•	$67 million ($41 million after tax) to write-off previously capitalized development costs,
•	$16 million ($10 million after tax) related to the renegotiation of an agreement to significantly reduce the commitment to purchase gas turbines and other related equipment and
•

$20 million ($12 million after tax) related to the realignment of the organization and the termination of an operating lease agreement with an SPE and related credit facility used to finance certain turbine purchases.

For additional information concerning these charges, see Note 4 - FPL Energy.

Also in 2002, FPL Energy recorded a charge of approximately $17 million ($10 million after tax) against its investment in two wind projects due to regulatory issues associated with another investor in the projects. The resulting expense is included in equity in earnings of equity method investees in FPL Group's consolidated statements of income. At December 31, 2002, FPL Energy's net investment in the two wind projects totaled approximately $14 million. For additional information concerning these wind projects, see Note 17 - Other Contingencies.

Despite the downturn in the wholesale energy industry, FPL Energy's 2002 net income benefitted from project additions, primarily wind assets in the central and western regions of the United States and the purchase of an 88.23% interest in Seabrook in November 2002, as well as a leased natural gas-fired power plant that began operations during the fourth quarter of 2002. Project additions totaling more than 1,000 mw in 2001 and more than 2,200 mw in 2002 contributed $41 million to net income, $22 million coming from the full-year effect of new wind projects that came on line in the second half of 2001 and the 324 mw added in 2002, and the balance from earnings from other project additions, including Seabrook. For additional information concerning the Seabrook acquisition, see Note 2. FPL Energy's operating revenues and operating expenses for 2002 increased $109 million and $233 million, respectively, primarily driven by project additions coupled with the previously discussed restructuring charges that added $103 million to operating expenses. These project additions resulted in increases to operating revenues of $149 million and operating expenses of $128 million (including fuel-related costs of $37 million, O&M expenses of $54 million and depreciation expense of $37 million) during 2002. Increased revenues from project additions were partially offset by lower revenues of $41 million from the balance of the consolidated portfolio primarily due to reduced energy prices driven by new entrants in the market, as well as mild weather in the Northeast including drought conditions, which had a negative impact on the performance of the hydro assets.

Earnings from investments in partnerships and joint ventures, presented as equity in earnings of equity method investees, declined $5 million in 2002 reflecting the $17 million charge recorded against investments in two wind projects discussed above and a gain of $23 million on the restructuring of a gas supply contract that was renegotiated to yield lower fuel costs and is expected to improve future cash flows, as well as improve equity in earnings from the project. In addition, equity in earnings of equity method investees in 2001 included a gain of $34 million resulting from the sale of a partnership interest in a geothermal project. This gain was almost entirely offset by the write-off of affiliate debt associated with the partnership interest, which was included in other - net. Excluding these events, earnings in 2002 from FPL Energy's investment in equity method investees increased approximately $20 million over 2001. This increase is primarily due to increased contract prices, as the majority of the output of the projects is sold under long-term contracts with counterparties, as well as reduced fuel prices in the northeast region.

FPL Energy is currently constructing five gas-fired power plants with a total capacity of approximately 3,700 mw, and expects to add 700 to 1,200 mw of new wind generation by the end of 2003. FPL Energy expects its future portfolio growth to come from a mix of asset acquisitions and wind development (assuming the extension of the production tax credits beyond 2003).

Interest charges increased $12 million during 2002 associated with higher debt balances due to growth in the business, partly offset by lower average interest rates. Interest income in 2002 declined approximately $14 million and includes, in 2001, interest from a favorable settlement with the Internal Revenue Service. In addition, the decline in interest income reflects lower interest rates.

FPL Energy's 2001 net income growth of $31 million was driven mainly by the expansion of its independent power generation portfolio. Portfolio additions contributed $22 million to the earnings growth including $11 million from a 495 mw natural gas-fired unit in Texas, which became operational in late 2000, $2 million from a 171 mw natural gas-fired peaking unit in the Mid-Atlantic region and $9 million from five new wind projects totaling 843 mw in the Central and West regions. FPL Energy's 2001 operating revenues and operating expenses increased by $108 million and $95 million, respectively, primarily due to project additions. These project additions resulted in increases to operating revenues of $124 million and operating expenses of $102 million (including fuel-related costs of $61 million, O&M expenses of $17 million and depreciation expense of $24 million) during 2001. Increased revenues from project additions were partially offset by lower revenues of $11 million from the remaining consolidated portfolio mainly because sales of excess fuel at a natural gas-fired generating facility in the Mid-Atlantic region that occurred in 2001 did not recur in 2002. Operating expenses related to the remaining consolidated projects declined as a result of lower fuel costs of $13 million due to reduced fuel sales.

Equity in earnings of equity method investees in 2001 increased $36 million due to a gain resulting from the sale of a partnership interest in a geothermal project which totaled $34 million. Earnings in 2001 also included a loss recognized in connection with the write-off of affiliate debt associated with the sale, which was included in other - net. The remaining increase in equity in earnings during 2001 was mainly due to higher energy prices.

Interest charges increased $7 million during 2001 associated with higher debt balances due to growth in the business, partially offset by the effect of lower average interest rates.

Since early June 2002, there has been a decline in the wholesale energy market, including deterioration in forward prices and reduced liquidity, as well as increasing credit concerns that have limited the number of counterparties with which FPL Energy does business. These market conditions have made it more difficult for FPL Energy to manage the risk associated with fluctuating commodity prices, to optimize the value of its assets and to contract the output of its plants. Any uncontracted output from the plants has been and will be sold into the market place at prevailing prices. FPL Energy expects, as its existing power sales agreements expire, more of the energy produced will be sold through shorter-term contracts and into competitive wholesale markets.

Competitive wholesale markets in the United States continue to evolve and vary by geographic region. Expanded competition in a relaxed regulatory environment presents both opportunities and risks for FPL Energy. Some of the factors affecting success in these markets include the ability to operate generating assets efficiently, the price and supply of fuel, transmission constraints, wind and hydro resources (weather conditions), competition from new sources of generation, demand growth and exposure to legal and regulatory changes. Opportunities exist for the selective acquisition of generation assets divested under deregulation plans and for the construction and operation of efficient plants that can sell power in competitive markets. Wholesale energy markets have experienced lower demand and lower wholesale electricity prices as a result of weather and economic conditions and the oversupply of generation in certain regions. FPL Energy seeks to minimize its market risk by having a diversified portfolio, by fuel type and location, as well as by contracting for the sale of a significant amount of the electricity output of its plants.

FPL Energy's 2003 earnings are subject to variability due to commodity price exposure, counterparty performance, weather conditions and project restructuring activities. FPL Energy's exposure to commodity price risk is reduced by the high degree of contract coverage or hedging obtained for 2003. FPL Energy's target is to have approximately 75% of its capacity under contract or hedged over the following twelve-month period. As of December 31, 2002, FPL Energy's capacity under contract for 2003 is as follows:

Asset Class	Available MW(a)	% MW Hedged

Wind (b)	1,924	100%
Non-wind assets under long-term contract	1,255	98%
Merchants:
Seabrook	955	96%
NEPOOL/PJM/NYPP	1,558	44%	(c)
ERCOT	2,301	75%	(c)
Other (WECC/SERC)	862	42%	(c)

Total portfolio	8,855	77%

_____________________
(a)	Weighted to reflect in-service dates; all assets adjusted for planned 2003 outages, including a refueling outage for Seabrook.
(b)	For further discussion regarding two wind projects involved in litigation that could potentially terminate long-term power sales agreements, see Note 17 - Other Contingencies.
(c)	Represents on-peak mw hedged.

In managing its exposure to commodity prices, FPL Energy is dependent upon its counterparties to perform under their contractual obligations. FPL Energy actively manages the trade-off between market risk and credit risk, as well as exposure with individual counterparties as a function of their creditworthiness. The majority of FPL Energy's 2003 contracted revenues are with investment grade counterparties.

FPL Energy's results are affected by natural fluctuations in weather. In addition to the effect of temperature, which is reflected in commodity prices and demand, changes in weather affect the wind portfolio as well as the hydro units in Maine.

FPL Energy expects project restructuring activities to contribute 10-15% to its net income in 2003. FPL Energy's wind development activities are expected to add between 700 and 1,200 mw during 2003, of which 434 mw have been announced. The majority of the new wind assets are expected to go into service during the second half of 2003, and consequently will have a greater impact on 2004 results of operations.

Corporate and Other - Corporate and Other is primarily comprised of FPL FiberNet and other corporate income and expenses such as interest income and interest expense. FPL FiberNet's net income (loss) was $(55) million, $15 million and $8 million, in 2002, 2001 and 2000, respectively. The net loss for 2002 includes impairment charges as a result of declines in the telecommunications market. FPL FiberNet completed valuation studies to assess the recoverability of its assets and as a result, in 2002, recorded charges of approximately $104 million ($64 million after tax). Of this amount, $85 million ($52 million after tax) represents an impairment charge related to property, plant and equipment, the fair value of which was determined based on a discounted cash flow analysis. Additionally, FPL FiberNet decided not to pursue the planned build-out of metro fiber rings in certain cities, and restructuring charges of $19 million ($12 million after tax) were recognized related to the write-off of development costs and inventory. These charges are included in restructuring and impairment charges in FPL Group's consolidated statements of income.

Although the demand for telecommunication capacity continues to grow, many telecommunication companies have filed for bankruptcy protection under Chapter 11 as market conditions deteriorated. This has caused customer credit to become a primary focus for the industry as credit downgrades have increased. Most of FPL FiberNet's customers are required to pay in advance and past due amounts are closely monitored and actively pursued. Several of FPL FiberNet's customers have filed for bankruptcy protection under Chapter 11 and reserves for any pre-petition receivables due to FPL FiberNet have been established. As a result of this deterioration and general economic conditions, FPL FiberNet has experienced a slowdown in its longhaul (intercity transport) business. FPL FiberNet's metropolitan network continues to benefit from an expanding customer base and increasing use of FPL FiberNet's network by its existing customers. FPL FiberNet's capital expenditure forecast for 2003-07 is approximately $50 million.

An indirect subsidiary of FPL Group has investments in several leveraged leases, two of which are with MCI Telecommunications Corporation (MCI). In July 2002, MCI filed for bankruptcy protection under Chapter 11. Due to the uncertainty of collectibility associated with these leveraged leases, FPL Group recorded a reserve during 2002 totaling $48 million ($30 million after tax), which is included in reserve for leveraged leases in FPL Group's consolidated statements of income. This reserve amount was offset by the favorable settlement of a prior year income tax matter. See Note 6. Also in 2001 and 2000, Corporate and Other recorded merger-related expenses totaling $4 million ($3 million after tax) and $3 million ($2 million after tax), respectively. For additional information regarding these expenses, see Note 9.

In connection with the redemption in 1999 of its one-third ownership interest in Olympus Communications, L.P. (Olympus), an indirect subsidiary of FPL Group holds a note receivable from a limited partnership, of which Olympus is a general partner. The note receivable is secured by a pledge of the redeemed ownership interest. Olympus is an indirect subsidiary of Adelphia Communications Corp. (Adelphia). In June 2002, Adelphia and a number of its subsidiaries, including Olympus, filed for bankruptcy protection under Chapter 11. The note receivable plus accrued interest totaled approximately $127 million at December 31, 2002 and are included in other investments on FPL Group's consolidated balance sheets. The note was due on July 1, 2002 and is currently in default.

Based on the most recent publicly available financial information set forth in Olympus' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, total assets of Olympus exceeded liabilities by approximately $3.6 billion and Olympus served 1,787,000 basic subscribers. Olympus has not filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 or its subsequent Quarterly Reports on Form 10-Q with the SEC, and consequently the September 30, 2001 financial information may not be indicative of Olympus' current financial position. In July 2002, the SEC filed suit against Adelphia and certain of its officers alleging that Adelphia fraudulently excluded billions of dollars of debt from its financial statements, misstated its financial and operating results and concealed rampant self-dealing by the Rigas family, which controlled Adelphia. Pursuant to a bankruptcy court order, Olympus is required to file with the court updated financial information. After a number of motions to extend being granted by the court, updated financial information is now required to be filed by June 23, 2003.

In August 2002, an affidavit was filed in the bankruptcy court proceedings by a director of Lazard Freres & Co. LLC stating that, based on his analysis, the market value of FPL Group's secured interest in Olympus exceeded the carrying value of the note receivable plus accrued interest. In February 2003, FPL Group obtained an evaluation of the Olympus assets from an independent third party. The results of the evaluation, which was based on the limited information available, indicated that there is no impairment. However, the ultimate collectibility of the note receivable cannot be assured. FPL Group will continue to monitor these developments.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and to grow their businesses. These funds are used for working capital, capital expenditures, investments in or acquisitions of assets and businesses and, among other things, to redeem debt or pay maturing debt obligations. It is anticipated that these requirements will be satisfied through a combination of internally generated funds and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. Credit ratings can affect FPL Group's and FPL's ability to obtain short- and long-term financing, the cost of such financing and the execution of their financing strategies.

In 2002, FPL Group raised approximately $1.4 billion through the issuance of 5.75 million shares of common stock and 21.62 million Corporate Units. Also during 2002, FPL redeemed $750 million and issued $600 million of first mortgage bonds and FPL Group Capital entered into two variable-rate term loans totaling $175 million. See Note 16. In October 2002, FPL and FPL Group Capital renewed their bank lines of credit that were scheduled to expire. Bank lines of credit available to FPL Group and its subsidiaries at December 31, 2002 aggregated approximately $3.1 billion ($2.1 billion for FPL Group Capital and $1 billion for FPL). Approximately one-half of these facilities expire in the second half of 2003, with the remainder expiring in 2004. These facilities are available to support the companies' commercial paper programs as well as for general corporate purposes. In 2002, FPL received a $230 million tax refund out of an estimated $300 million it expects to receive as a result of an IRS ruling, and paid special dividends totaling $375 million to FPL Group. Also, in 2002, 2001 and 2000, FPL paid, as dividends to FPL Group, its net income available to FPL Group on a one-month lag basis.

FPL's charter and mortgage contain provisions which, under certain conditions, restrict the payment of dividends and the issuance of additional unsecured debt, first mortgage bonds and preferred stock. In light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

FPL Group and its subsidiaries, including FPL, have no credit rating downgrade triggers that would accelerate the maturity dates of debt outstanding. A change in ratings is not an event of default under applicable debt instruments, and while there are conditions to drawing on the credit facilities maintained by FPL Group Capital and FPL, the maintenance of a specific minimum level of credit rating is not a condition to drawing upon those credit facilities. However, interest rates on loans under the credit facilities agreements and commitment fees are tied to credit ratings and would increase or decrease when ratings are changed. A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper issuances and additional or replacement credit facilities, and could result in the requirement that FPL Group subsidiaries, including FPL, post collateral under certain power purchase and other agreements.

Securities of FPL Group and its subsidiaries are currently rated by Moody's Investors Service, Inc. (Moody's) and Standard & Poor's Ratings Services (S&P). At February 28, 2003, Moody's and S&P had assigned the following credit ratings to FPL Group, FPL and FPL Group Capital:

	Moody's(a)	S&P(a)

FPL Group:
Corporate credit rating	N/A	A

FPL:
Corporate credit rating	A1	A/A-1
First mortgage bonds	Aa3	A
Pollution control, solid waste disposal and
industrial development revenue bonds	Aa3/VMIG-1	A/A-1
Preferred stock	A3	BBB+
Commercial paper	P-1	A-1

FPL Group Capital:
Corporate credit rating	N/A	A/A-1
Debentures	A2	A-
Commercial paper	P-1	A-1
_____________________
(a)

A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. The rating is subject to revision or withdrawal at any time by the assigning rating organization.

In June 2002, Moody's confirmed its credit ratings for FPL and FPL Group Capital. The outlook indicated by Moody's for the ratings of FPL is stable, while the outlook for the ratings of FPL Group Capital is negative reflecting uncertainty in the wholesale generation market. In April 2002, following the announcement of the Seabrook acquisition, S&P placed FPL Group's credit rating on CreditWatch with negative implications. In November 2002, S&P removed the CreditWatch with negative implications for FPL Group. The outlook was revised to negative, and the "A" corporate credit rating was affirmed for FPL Group and subsidiaries.

FPL Group's and FPL's commitments at December 31, 2002 were as follows:

	2003	2004-05	2006-07	Thereafter	Total

	(millions)
Long-Term Debt:
FPL	$70	$500	$-	$1,875	$2,445
FPL Energy	35	78	57	212	382
Corporate and Other	-	275	1,675	1,136	3,086
Standby letters of credit:
FPL	9	-	-	-	9
FPL Energy	320	-	-	-	320
Corporate and Other	4	-	-	-	4
Guarantees:
FPL Energy	105	6	214	332	657
Corporate and Other	-	2	-	1	3
Other commitments:
FPL(a)	1,365	2,635	1,925	-	5,925
FPL Energy(b)	224	325	262	188	999
Corporate and Other	10	-	-	-	10

Total	$2,142	$3,821	$4,133	$3,744	$13,840

_____________________
(a)

Represents projected capital expenditures through 2007 to meet increased electricity usage and customer growth. Excludes minimum payments under purchased power and fuel contracts which are recoverable through various cost recovery clauses. See Note 17 - Contracts.

(b)				Represents firm commitments in connection with the acquisition, development and expansion of independent power projects.

In 2000, subsidiaries of FPL Energy entered into two off-balance sheet financing arrangements with SPEs. In the first transaction, FPL Energy's subsidiary entered into an operating lease agreement to lease a 550 mw combined-cycle power generation plant. In the second transaction, the SPE was established to fund the construction of certain turbines and related equipment. This SPE arrangement was terminated in 2002. The SPE that remains had arranged funding commitments through debt and equity contributions from investors who are not affiliated with FPL Group. At December 31, 2002, $380 million had been drawn on these commitments. FPL Group Capital has guaranteed the obligations of the FPL Energy subsidiaries under these agreements, which are included in the table above. In addition, in 2002, FPL Energy received approximately $282 million which had previously been posted as collateral in connection with this off-balance sheet financing arrangement. See Note 17 - Off-Balance Sheet Financing Arrangement.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which will replace the current accounting guidance for SPEs. As a result, entities that are deemed to be VIEs in which FPL Group or one of its subsidiaries is considered to be the "primary beneficiary" will be consolidated. Variable interests are considered to be contractual, ownership, or other monetary interests in an entity that fluctuate with changes in the entity's net asset value. Under its current structure, FPL Group believes that the SPE discussed above will be required to be consolidated beginning in July 2003. At December 31, 2002, FPL Group's maximum exposure to loss as a result of its involvement with this SPE was $215 million.

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

FPL Group has guaranteed certain payment obligations of FPL Group Capital, including those under the FPL Group Capital debt, commercial paper and guarantees discussed above. FPL has no outstanding guarantees.

FPL self-insures for damage to certain transmission and distribution properties and maintains a funded storm and property insurance reserve to reduce the financial impact of storm losses. The balance of the storm fund reserve at December 31, 2002 and 2001 was approximately $298 million and $235 million, respectively, representing the amount in the storm fund plus related deferred income taxes. The December 31, 2002 balance includes a one-time accrual of $35 million as approved by the FPSC. The FPSC has indicated that it would consider future storm losses in excess of the funded reserve for possible recovery from customers. FPL's bank lines of credit discussed above are also available if needed to provide cash for storm restoration costs.

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

Derivative instruments are recorded on FPL Group's and FPL's balance sheets as either an asset or liability (in other current assets, other assets, other current liabilities and other liabilities) measured at fair value. At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled. Upon settlement, any gains or losses are passed through the fuel clause and the capacity clause. For FPL Group's non-rate regulated operations, predominantly FPL Energy, changes in the derivatives' fair value are recognized net in operating revenues for trading and managed hedge activities and in other - net for non-managed hedges in FPL Group's consolidated statements of income unless hedge accounting is applied. Settlement gains and losses are included within the line items in the statements of income to which they relate. See Note 5.

The changes in the fair value of FPL Group's derivative instruments for the year ended December 31, 2002, were as follows:
	Year Ended December 31, 2002

	Trading & Managed Hedges	Non-Managed Hedges & Hedges in OCI	FPL Group Total

	(millions)

Fair value of contracts outstanding at beginning of period	$1	$(7)	$(6)
Contracts realized or settled	(8)	(14)	(22)
Fair value of new contracts when entered into	9	-	9
Changes in valuation assumptions	-	2	2	(a)
Other changes in fair values	2	67	69

Fair value of contracts outstanding at December 31, 2002	$4	$48	$52	(b)

_____________________
(a)	Change in valuation assumption of correlation between power and fuel prices.
(b)	Includes the fair value of FPL's derivative instruments of approximately $12 million at December 31, 2002.
The sources of fair value and maturity of derivative instruments at December 31, 2002 were as follows:
	Maturity

	2003	2004	2005	2006	2007	Thereafter	Total

	(millions)
Sources of Fair Value:
Prices actively quoted	$50	$(2)	$(2)	$-	$-	$-	$46
Prices provided by other external sources,
primarily broker quotes	-	1	-	-	-	-	1
Prices based on models and other valuation
methods	1	(1)	1	1	1	2	5

	$51	$(2)	$(1)	$1	$1	$2	$52

Market Risk Sensitivity - Substantially all financial instruments and positions affecting the financial statements of FPL Group and FPL described below are held for purposes other than trading. Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates or equity prices over the next year. Management has established risk management policies to monitor and manage market risks. FPL Group's Exposure Management Committee (EMC), which is comprised of certain members of senior management, is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The EMC receives periodic updates on market positions and related exposures, credit exposures and overall risk management activities. FPL Group manages its interest rate exposure by monitoring current interest rates in relation to total capitalization.

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios. The VaR is the estimated loss based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of December 31, 2002 and 2001, the VaR figures are as follows:

	Trading and Managed Hedges			Non-Managed Hedges and Hedges in OCI			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2001	$-	$1	$1	$2	$3	$5	$2	$2	$4
December 31, 2002	$-	$-	$-	$1	$3	$4	$1	$3	$4

Average for the period ended
December 31, 2002	$1	$-	$1	$1	$8	$9	$2	$8	$10

Interest rate risk - The special use funds of FPL Group include restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of FPL Group's and FPL's nuclear power plants. A portion of these funds is invested in fixed income debt securities carried at their market value of approximately $1.184 billion and $1.020 billion ($1.066 billion and $1.020 billion for FPL) at December 31, 2002 and 2001, respectively. Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment for FPL. The market value adjustments of FPL Group's non-rate regulated operations result in a corresponding adjustment to other comprehensive income. Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not expected to begin until at least 2012. See Note 12.

The following are estimates of the fair value of FPL's and FPL Group's long-term debt:
	December 31,

	2002			2001

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)

Long-term debt of FPL, including current maturities	$2,434	$2,578	(a)	$2,579	$2,653	(a)
Long-term debt of FPL Group, including current maturities	$5,895	$6,222	(a)	$4,890	$5,080	(a)
_____________________
(a) Based on quoted market prices for these or similar issues.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of the net liabilities would increase by approximately $134 million ($47 million for FPL) at December 31, 2002.

Equity price risk - Included in the special use funds of FPL Group are marketable equity securities carried at their market value of approximately $689 million and $576 million ($578 million and $576 million for FPL) at December 31, 2002 and 2001, respectively. A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $69 million ($58 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment at December 31, 2002.

New Accounting Rules and Interpretations

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

Guarantees - In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." See Note 1 - Guarantees.

Variable Interest Entities - In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." See Note 1 - Variable Interest Entities (VIEs).

Derivative Instruments - FPL Group is currently analyzing the effect on its financial statements of a change in interpretation of Derivative Implementation Group Issue C11. For further discussion, see Note 5.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.
Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
TO THE BOARD OF DIRECTORS AND SHAREHOLDERS, FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY:

We have audited the accompanying consolidated balance sheets of FPL Group, Inc. and subsidiaries and the separate consolidated balance sheets of Florida Power & Light Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the respective company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group, Inc. and subsidiaries and the financial position of Florida Power & Light Company and subsidiaries at December 31, 2002 and 2001, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, in 2002 FPL Group, Inc. and subsidiaries and Florida Power & Light Company and subsidiaries changed their method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP Certified Public Accountants
Miami, Florida February 13, 2003

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts)
	Years Ended December 31,

	2002	2001	2000

OPERATING REVENUES	$8,311	$8,326	$7,062

OPERATING EXPENSES
Fuel, purchased power and interchange	3,711	3,881	2,848
Other operations and maintenance	1,492	1,325	1,257
Restructuring and impairment charges	207	-	-
Merger-related	-	30	67
Depreciation and amortization	952	983	1,032
Taxes other than income taxes	721	711	618

Total operating expenses	7,083	6,930	5,822

OPERATING INCOME	1,228	1,396	1,240

OTHER INCOME (DEDUCTIONS)
Interest charges	(311)	(324)	(278)
Preferred stock dividends - FPL	(15)	(15)	(15)
Reserve for leveraged leases	(48)	-	-
Equity in earnings of equity method investees	76	81	45
Other - net	9	22	48

Total other deductions - net	(289)	(236)	(200)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	939	1,160	1,040

INCOME TAXES	244	379	336

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
IN ACCOUNTING PRINCIPLE	695	781	704

Cumulative effect of ADOPTING fas 142, "GOODWILL AND OTHER
INTANGIBLE ASSETS," NET OF INCOME TAXES OF $143	(222)	-	-

NET INCOME	$473	$781	$704

Earnings per share of common stock:
Earnings per share before cumulative effect of adopting FAS 142	$4.02	$4.63	$4.14
Cumulative effect of adopting FAS 142	$(1.28)	-	-
Earnings per share	$2.74	$4.63	$4.14

Earnings per share of common stock - assuming dilution:
Earnings per share before cumulative effect of adopting FAS 142	$4.01	$4.62	$4.14
Cumulative effect of adopting FAS 142	$(1.28)	-	-
Earnings per share	$2.73	$4.62	$4.14

Dividends per share of common stock	$2.32	$2.24	$2.16

Weighted-average number of common shares outstanding:
Basic	172.9	168.7	169.9
Assuming dilution	173.3	168.9	170.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED BALANCE SHEETS (millions)
	December 31,

	2002	2001

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$23,664	$21,272
Nuclear fuel - net	202	133
Construction work in progress	2,639	1,983
Less accumulated depreciation and amortization	(12,201)	(11,726)

Total property, plant and equipment - net	14,304	11,662

CURRENT ASSETS
Cash and cash equivalents	266	82
Customer receivables, net of allowances of $26 and $8, respectively	642	636
Other receivables	223	144
Materials, supplies and fossil fuel inventory - at average cost	448	349
Deferred clause expenses	131	304
Other	198	87

Total current assets	1,908	1,602

OTHER ASSETS
Special use funds	1,921	1,608
Other investments	697	1,035
Other	960	1,556

Total other assets	3,578	4,199

TOTAL ASSETS	$19,790	$17,463

CAPITALIZATION
Common shareholders' equity	$6,390	$6,015
Preferred stock of FPL without sinking fund requirements	226	226
Long-term debt	5,790	4,858

Total capitalization	12,406	11,099

CURRENT LIABILITIES
Commercial paper	1,822	1,680
Notes payable	375	302
Current maturities of long-term debt	105	32
Accounts payable	458	473
Customers' deposits	316	285
Accrued interest and taxes	169	160
Deferred clause revenues	62	144
Other	604	563

Total current liabilities	3,911	3,639

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes	1,547	1,302
Deferred regulatory credit - income taxes	73	88
Unamortized investment tax credits	120	140
Storm and property insurance reserve	298	235
Other	1,435	960

Total other liabilities and deferred credits	3,473	2,725

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$19,790	$17,463

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)
	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$473	$781	$704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	908	983	1,032
Goodwill impairment	365	-	-
Restructuring and impairment charges	207	-	-
Increase (decrease) in deferred income taxes and related regulatory credit	219	(91)	283
Cost recovery clauses	135	411	(810)
(Increase) decrease in restricted cash	232	(260)	-
(Increase) decrease in customer receivables	(6)	6	(155)
(Increase) decrease in material, supplies & fuel	(56)	19	(27)
(Increase) decrease in other current assets	(86)	70	(152)
Increase (decrease) in accounts payable	(15)	(91)	157
Increase (decrease) in customers' deposits	31	31	(30)
Increase (decrease) in accrued interest & taxes	9	58	(36)
Increase in other current liabilities	2	55	87
Equity in earnings of equity method investees	(76)	(102)	(45)
Distribution of earnings from equity method investees	96	62	80
Increase in deferred pension debit	(63)	(110)	(112)
Increase (decrease) in other liabilities	(26)	98	10
Other - net	(11)	22	(10)

Net cash provided by operating activities	2,338	1,942	976

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,256)	(1,154)	(1,299)
Independent power investments	(2,103)	(1,977)	(507)
Capital expenditures of FPL FiberNet	(21)	(128)	(88)
Increase in special use funds	(86)	(77)	(97)
Other - net	199	67	48

Net cash used in investing activities	(3,267)	(3,269)	(1,943)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,770	920	947
Retirements of long-term debt	(797)	(87)	(515)
Increase in commercial paper and notes payable	214	824	819
Issuances of common stock	378	-	-
Repurchases of common stock	-	-	(150)
Dividends on common stock	(400)	(377)	(366)
Other - net	(52)	-	-

Net cash provided by financing activities	1,113	1,280	735

Net increase (decrease) in cash and cash equivalents	184	(47)	(232)
Cash and cash equivalents at beginning of year	82	129	361

Cash and cash equivalents at end of year	$266	$82	$129

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$311	$373	$301
Cash paid for income taxes (net of refunds totaling $256 in 2002)	$(9)	$433	$160

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Additions to capital lease obligations	$74	$70	$43
Accrual for premium on publicly - traded equity units known as corporate units	$111	$-	$-
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (millions)
	Common Stock (a)

	Shares		Aggregate Par Value	Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss) (b)	Retained Earnings	Common Shareholders' Equity

Balances, December 31, 1999	179		$2	$3,148	$(244)	$(1)	$2,465
Net income	-		-	-	-	-	704
Repurchases of common stock	(3)		-	(150)	-	-	-
Dividends on common stock	-		-	-	-	-	(366)
Earned compensation under ESOP	-		-	12	15	-	-
Other comprehensive income	-		-	-	-	1	-
Other	-		-	(2)	9	-	-

Balances, December 31, 2000	176	(c)	2	3,008	(220)	-	2,803
Net income	-		-	-	-	-	781
Dividends on common stock	-		-	-	-	-	(377)
Earned compensation under ESOP	-		-	15	15	-	-
Other comprehensive loss	-		-	-	-	(8)	-
Other	-		-	2	(6)	-	-

Balances, December 31, 2001	176	(c)	2	3,025	(211)	(8)	3,207	$6,015

Net income	-		-	-	-	-	473
Issuances of common stock,
net of issuance cost of $10	7		-	378	-	-	-
Dividends on common stock	-		-	-	-	-	(400)
Earned compensation under ESOP	-		-	16	16	-	-
Premium on publicly-traded equity units
known as Corporate Units	-		-	(111)	-	-	-
Unamortized issuance cost on publicly-
traded equity units known as
Corporate Units	-		-	(29)	-	-	-
Other comprehensive income	-		-	-	-	24	-
Other	-		-	5	3	-	-

Balances, December 31, 2002	183	(c)	$2	$3,284	$(192)	$16	$3,280	$6,390

_____________________
(a)						$0.01 par value, authorized - 300,000,000 shares; outstanding 182,754,905 and 175,854,056 at December 31, 2002 and 2001, respectively.
(b)						Comprehensive income, which includes net income and other comprehensive income (loss), totaled $497 million, $773 million and $705 million for 2002, 2001 and 2000, respectively.
(c)						Outstanding and unallocated shares held by the Employee Stock Ownership Plan Trust totaled 6 million, 7 million and 7 million at December 31, 2002, 2001 and 2000, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF INCOME (millions)
	Years Ended December 31,

	2002	2001	2000

OPERATING REVENUES	$7,378	$7,477	$6,361

OPERATING EXPENSES
Fuel, purchased power and interchange	3,306	3,495	2,511
Other operations and maintenance	1,225	1,082	1,062
Merger-related	-	26	62
Depreciation and amortization	831	898	975
Income taxes	425	393	351
Taxes other than income taxes	689	699	600

Total operating expenses	6,476	6,593	5,561

OPERATING INCOME	902	884	800

OTHER INCOME (DEDUCTIONS)
Interest charges	(166)	(187)	(176)
Other - net	(4)	(3)	(2)

Total other deductions - net	(170)	(190)	(178)

NET INCOME	732	694	622

PREFERRED STOCK DIVIDENDS	15	15	15

NET INCOME AVAILABLE TO FPL GROUP, INC.	$717	$679	$607

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (millions)
	December 31,

	2002	2001

ELECTRIC UTILITY PLANT
Plant in service	$19,864	$18,693
Less accumulated depreciation	(11,842)	(11,480)

Net	8,022	7,213
Nuclear fuel under capital lease - net	140	133
Construction work in progress	757	948

Electric utility plant - net	8,919	8,294

CURRENT ASSETS
Cash and cash equivalents	-	1
Customer receivables, net of allowances of $9 and $7, respectively	503	546
Other receivables	125	61
Materials, supplies and fossil fuel inventory - at average cost	349	265
Deferred clause expenses	131	304
Other	57	53

Total current assets	1,165	1,230

OTHER ASSETS
Special use funds	1,693	1,608
Other	860	792

Total other assets	2,553	2,400

TOTAL ASSETS	$12,637	$11,924

CAPITALIZATION
Common shareholder's equity	$5,382	$5,444
Preferred stock without sinking fund requirements	226	226
Long-term debt	2,364	2,579

Total capitalization	7,972	8,249

CURRENT LIABILITIES
Commercial paper	722	232
Current maturities of long-term debt	70	-
Accounts payable	369	408
Customers' deposits	316	285
Accrued interest and taxes	175	207
Deferred clause revenues	62	144
Other	297	339

Total current liabilities	2,011	1,615

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes	1,215	870
Deferred regulatory credit - income taxes	73	88
Unamortized investment tax credits	120	140
Storm and property insurance reserve	298	235
Other	948	727

Total other liabilities and deferred credits	2,654	2,060

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$12,637	$11,924

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)
	Years Ended December 31,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$732	$694	$622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	787	898	975
Increase (decrease) in deferred income taxes and related regulatory credit	330	(233)	262
Cost recovery clauses	135	411	(810)
(Increase) decrease in customer receivables	43	(58)	(60)
(Increase) decrease in material, supplies & fuel	(84)	48	(14)
(Increase) decrease in other current assets	(2)	61	(91)
Increase (decrease) in accounts payable	(61)	(50)	79
Increase (decrease) in customers' deposits	31	31	(30)
Increase (decrease) in accrued interest & taxes	(32)	105	(10)
Increase (decrease) in other current liabilities	(41)	11	51
Increase in deferred pension debit	(100)	(102)	(108)
Other - net	68	10	(17)

Net cash provided by operating activities	1,806	1,826	849

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,256)	(1,154)	(1,299)
Increase in special use funds	(84)	(77)	(97)
Other - net	7	16	(3)

Net cash used in investing activities	(1,333)	(1,215)	(1,399)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	593	-	947
Retirements of long-term debt	(765)	(66)	(515)
Increase (decrease) in commercial paper	490	(328)	466
Capital contributions from FPL Group, Inc.	350	400	400
Dividends	(1,142)	(682)	(682)

Net cash provided by (used in) financing activities	(474)	(676)	616

Net increase (decrease) in cash and cash equivalents	(1)	(65)	66
Cash and cash equivalents at beginning of year	1	66	-

Cash and cash equivalents at end of year	$-	$1	$66

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$174	$185	$175
Cash paid for income taxes (net of refunds totaling $283 in 2002)	$188	$543	$131

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Additions to capital lease obligations	$74	$70	$43
Transfer of net assets to FPL FiberNet, LLC	$-	$-	$100
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (millions)
	Common Stock (a)	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (c)		Retained Earnings	Common Shareholder's Equity

Balances, December 31, 1999	$1,373	$2,566	$-		$854
Net income available to FPL Group, Inc.	-	-	-		607
Capital contributions from FPL Group, Inc.	-	400	-		-
Dividends to FPL Group, Inc. (b)	-	-	-		(768)

Balances, December 31, 2000	1,373	2,966	-		693
Net income available to FPL Group, Inc.	-	-	-		679
Capital contributions from FPL Group, Inc.	-	400	-		-
Dividends to FPL Group, Inc.	-	-	-		(667)

Balances, December 31, 2001	1,373	3,366	-		705	$5,444

Net income available to FPL Group, Inc.	-	-	-		717
Capital contributions from FPL Group, Inc.	-	350	-		-
Dividends to FPL Group, Inc.	-	-	-		(1,127)
Other comprehensive loss	-	-	(2)	(d)	-

Balances, December 31, 2002	$1,373	$3,716	$(2)		$295	$5,382

_____________________
(a)		Common stock, no par value, 1,000 shares authorized, issued and outstanding.
(b)		Includes transfer of net assets to FPL FiberNet, LLC totaling approximately $100 million.
(c)		Comprehensive income, which includes net income and other comprehensive income (loss), totaled $715 million, $679 million and $607 million for 2002, 2001 and 2000, respectively.
(d)		Minimum supplemental employee retirement plan liability adjustment.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31, 2002, 2001 and 2000
1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation - FPL Group, Inc.'s (FPL Group) operations are conducted primarily through its wholly-owned subsidiary Florida Power & Light Company (FPL) and its wholly-owned indirect subsidiary FPL Energy, LLC (FPL Energy). FPL, a rate-regulated public utility, supplies electric service to approximately 4.0 million customers throughout most of the east and lower west coasts of Florida. FPL Energy invests in independent power projects through both controlled and consolidated entities and non-controlling ownership interests in joint ventures essentially all of which are accounted for under the equity method.

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

Regulation - FPL is subject to regulation by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). Its rates are designed to recover the cost of providing electric service to its customers including a reasonable rate of return on invested capital. As a result of this cost-based regulation, FPL follows the accounting practices set forth in Statement of Financial Accounting Standards No. (FAS) 71, "Accounting for the Effects of Certain Types of Regulation." FAS 71 indicates that regulators can create assets and impose liabilities that would not be recorded by non-rate regulated entities. Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.

FPL's regulatory assets and liabilities are as follows:
	December 31,

	2002	2001

	(millions)
Assets (current and long-term):
Unamortized debt reacquisition costs	$41	$17
Deferred Department of Energy assessment	$24	$30
Litigation settlement (see Note 10)	$178	$223
Deferred losses on sale of utility property	$1	$1

Liabilities:
Deferred regulatory credit - income taxes	$73	$88
Unamortized investment tax credits	$120	$140
Storm and property insurance reserve (see Note 17 - Insurance)	$298	$235
Discretionary depreciation and nuclear amortization	$140	$-
Unamortized gains on reacquired debt	$5	$5
Deferred gains on sale of utility property	$5	$5

During 2002 in accordance with the terms of the current rate agreement with the FPSC, which became effective April 15, 2002, as well as other FPSC actions with regard to accumulated nuclear amortization, FPL reclassified certain amounts that were previously classified within accumulated depreciation to a regulatory liability, which is included in other liabilities on FPL Group's and FPL's consolidated balance sheets. The amounts reclassified include $170 million of special depreciation which will be credited to depreciation expense at up to $125 million per year over the term of the rate agreement, which extends through December 31, 2005, and $99 million of nuclear amortization which will be credited to depreciation expense ratably over the remaining life of the plants, based on the term of the existing operating licenses of the plants, at a rate of $7 million per year.

The amounts presented in the table above exclude clause-related regulatory assets and liabilities that are recovered or refunded over the next twelve-month period. Those amounts are included in deferred clause expenses and deferred clause revenues on the consolidated balance sheets. Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through the various clauses, include substantially all fuel, purchased power and interchange expenses, conservation and certain environmental-related expenses, certain revenue taxes and franchise fees. Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net under- or over-recovery. Any under-recovered costs or over-recovered revenues are collected from or returned to customers in subsequent periods. Although deferred clause revenues and expenses do not significantly affect net income, under- or over-recoveries of such can significantly affect FPL Group's and FPL's operating cash flows.

Significant regulatory assets and liabilities have been recorded on FPL Group's and FPL's books as a result of FAS 71. If FPL were no longer subject to cost-based rate regulation, these regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund. In addition, the FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred. The continued applicability of FAS 71 is assessed at each reporting period.

Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier. This regulatory restructuring is expected to result in a shift from cost-based rates to market-based rates for energy production and other services provided to retail customers. Although the legislation and initiatives vary substantially, common areas of focus include when market-based pricing will be available for wholesale and retail customers, what existing prudently incurred costs in excess of the market-based price will be recoverable and whether generating assets should be separated from transmission, distribution and other assets. It is generally believed transmission and distribution activities would remain regulated. Recently, these state restructuring efforts have diminished and several states have delayed the implementation or reversed previously approved restructuring legislation and rules. Management believes it is unlikely there will be any state actions to restructure the electric industry in Florida in the near future.

The FPSC promotes competition for building major new steam generating capacity by requiring investor-owned electric utilities, such as FPL, to issue a request for proposal. The request for proposal process allows independent power producers and others to bid to supply the needed generating capacity. If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generation capacity of the type proposed, the investor-owned electric utility would seek to negotiate a power purchase agreement with the selected bidder and request that the FPSC authorize the construction of the bidder's generation capacity under the terms of the power purchase agreement. In 2002, FPL received approval to construct new generation at its Martin and Manatee sites.

The FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. In 1999, the FERC issued its final order on RTOs which, under a variety of structures, provides for the independent operation of transmission systems for a given geographic area. In March 2001, the FERC approved GridFlorida LLC (FPL's, Progress Energy Florida, Inc.'s and Tampa Electric Company's proposed RTO) as the RTO for peninsular Florida. In December 2001, the FPSC determined that the RTO as proposed was not in the best interest of Florida customers and required the companies to develop a modified proposal. In March 2002, FPL, Progress Energy Florida, Inc. and Tampa Electric Company filed a modified RTO proposal with the FPSC changing the structure of Grid Florida LLC (GridFlorida) from a for-profit transmission company to a non-profit ISO. Under the proposal, FPL would continue to own its transmission lines and the ISO would manage them. In September 2002, the FPSC approved many of the aspects of the modified RTO proposal, allowing recovery of GridFlorida's incremental costs through the capacity cost recovery clause (capacity clause) and setting a hearing date of October 31, 2002 on market design and other outstanding issues. In October 2002, State of Florida Office of Public Counsel (Public Counsel) filed a notice of administrative appeal with the Supreme Court of Florida seeking an appeal of the FPSC's order, which caused an automatic stay of the proceedings. On October 28, 2002, the FPSC ordered that the GridFlorida proceedings be held in abeyance pending Public Counsel's appeal. On December 12, 2002, Public Counsel filed their brief. Public Counsel contends that the FPSC should not approve the ISO proposal because the FPSC cannot voluntarily abdicate its jurisdiction over retail transmission rates and transmission planning and the ISO will not be subject to the FPSC's jurisdiction. Oral arguments are scheduled for May 6, 2003. A ruling from the Supreme Court of Florida is expected in late 2003.

In July 2002, the FERC issued a notice of proposed rulemaking to reform public utilities' transmission tariffs and implement a standardized design for electric markets in the United States. The proposed rule would, among other things, require FERC regulated entities, including FPL, that own, control or operate transmission facilities to hire an independent transmission provider, which can be an RTO such as GridFlorida for the operation of those facilities. The proposed rule also will require the independent transmission provider to administer various spot markets for the sale of electricity and ancillary services and to manage congestion on the transmission system using financial congestion rights. State regulators from the southeast and western states have expressed strong reservations about FERC's proposal. FPL is evaluating the proposed rule and is currently unable to determine the effects, if any, on FPL's operations. The FERC has announced it will be issuing a "white paper" in April 2003 incorporating comments received on its proposed rule. The "white paper" will re-examine the schedule, which had originally proposed full implementation of the standard market design by September 2004. The FERC will allow parties to file comments on the "white paper" before issuing its final order this fall.

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed. Unbilled base revenues are included in customer receivables and amounted to $140 million and $146 million and at December 31, 2002 and 2001, respectively. FPL's operating revenues also include amounts resulting from cost recovery clauses (see Regulation), franchise fees and gross receipts taxes. Franchise fees and gross receipts taxes are imposed on FPL however, the FPSC allows FPL to include in rates charged to customers the amount of the gross receipts tax for all customers and the franchise amount for those customers located in the jurisdiction that imposes the fee. Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes on FPL Group and FPL's consolidated statements of income and were approximately $372 million, $388 million and $316 million in 2002, 2001 and 2000, respectively. FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on FPL Group and FPL's consolidated balance sheets. FPL Energy's revenue is recorded as electricity is delivered, which is when revenue is earned.

In March 2002, the FPSC approved a new rate agreement regarding FPL's retail base rates, which became effective April 15, 2002 and expires December 31, 2005. The 2002-2005 rate agreement replaced a rate agreement that was effective April 15, 1999 through April 14, 2002. Both agreements include a revenue sharing mechanism for each of the twelve-month periods covered by the agreement, whereby revenues from retail base operations in excess of a stated threshold are required to be shared on the basis of two-thirds refunded to retail customers and one-third retained by FPL. Revenues from retail base operations in excess of a second threshold are required to be refunded 100% to retail customers.

During the term of the 1999-2002 rate agreement, FPL's return on common equity (ROE) was from time to time outside the 10% - 12% authorized range. However, the revenue sharing mechanism described above was specified as the appropriate and exclusive mechanism to address that circumstance. The agreement included provisions which limited depreciation rates and accruals for nuclear decommissioning and fossil dismantlement costs to the then approved levels and limited amounts recoverable under the environmental compliance cost recovery clause during the term of that agreement.

The 2002-2005 rate agreement provides for a $250 million annual reduction in retail base revenues allocated to all customers by reducing customers' base rates and service charges by approximately 7%. The revenue sharing thresholds specified in the 2002-2005 rate agreement are as follows:

	Years Ended December 31,

	2002(a)	2003	2004	2005

	(millions)

66 2/3% to customers	$3,580	$3,680	$3,780	$3,880
100% to customers	$3,740	$3,840	$3,940	$4,040
_____________________
(a)	Refund is limited to 71.5% (representing the period April 15 through December 31, 2002) of the revenues from base rate operations exceeding the thresholds.

During the term of the 2002-2005 rate agreement, FPL will not have an authorized regulatory ROE range for the purpose of addressing earnings levels. However, FPL will continue to file monthly earnings surveillance reports with the FPSC and if the reported ROE falls below 10% during the term of the 2002-2005 rate agreement, FPL may petition the FPSC to amend its base rates. The 2002-2005 rate agreement would terminate on the effective date of any final order issued in a proceeding that changes FPL's base rates.

In April 2002, the South Florida Hospital and Healthcare Association and certain hospitals filed a joint notice of administrative appeal with the FPSC and the Supreme Court of Florida appealing the FPSC's approval of the 2002-2005 rate agreement. The appellants contend that the FPSC rushed to judgment and approved the settlement without the benefit of any evidentiary record to support its actions, and requested that the Supreme Court remand the case to the FPSC for additional proceedings. Initial briefs, answer briefs and a reply brief were filed by the parties during 2002. Oral arguments are expected to take place in mid-2003. FPL intends to vigorously contest this appeal and believes that the FPSC's decision approving the 2002-2005 rate agreement will be upheld.

Under both the 1999-2002 and the 2002-2005 rate agreements, the accrual for the refund associated with the revenue sharing mechanism is computed monthly for each twelve-month period of the rate agreement. At the beginning of each twelve-month period, planned revenues are reviewed to determine if it is probable that the threshold will be exceeded. If so, an accrual is recorded each month for a portion of the anticipated refund based on the relative percentage of year-to-date planned revenues to the total estimated revenues for the twelve-month period, plus accrued interest. In addition, if in any month actual revenues are above or below planned revenues, the accrual is increased or decreased as necessary to recognize the effect of this variance on the expected refund amount. Under the 2002-2005 rate agreement, the annual refund (including interest) is paid to customers as a credit to their February electric bill beginning in 2003. At December 31, 2002, the accrual for the revenue refund was approximately $11 million.

Electric Plant, Depreciation and Amortization - The cost of additions to units of utility property of FPL and FPL Energy is added to electric utility plant. In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less net salvage, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. At December 31, 2002, the electric generating, transmission, distribution and general facilities of FPL represented approximately 44%, 13%, 37% and 6%, respectively, of FPL's gross investment in electric utility plant in service. Substantially all electric utility plant of FPL is subject to the lien of a mortgage securing FPL's first mortgage bonds. FPL Energy's Doswell generating facility is encumbered by liens against its assets securing bonds issued by an FPL Energy subsidiary in July 2001. Substantially all of the assets of Doswell serve as collateral and approximated $394 million at December 31, 2002.

Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis. FPL includes in depreciation expense a provision for fossil plant dismantlement and nuclear plant decommissioning (see Decommissioning and Dismantlement of Generating Plant). For substantially all of FPL's property, depreciation studies are performed and filed with the FPSC at least every four years. In April 1999, the FPSC granted final approval of FPL's most recent depreciation studies, which were effective January 1, 1998. The weighted annual composite depreciation rate for FPL's electric plant in service, including intangible software, but excluding the effects of decommissioning and dismantlement, was approximately 4.4% for 2002, 4.4% for 2001 and 4.5% for 2000. Further, these rates exclude the depreciation adjustments discussed below. FPL Energy's electric plants in service less salvage value are depreciated using the straight-line method over their estimated useful lives. FPL Energy's effective depreciation rates were 4.0%, 4.0% and 3.7% for 2002, 2001 and 2000, respectively.

The 1999-2002 rate agreement (see Revenues and Rates) allowed FPL at its discretion to recover, as special depreciation, up to $100 million in each year of the three-year agreement period. The additional depreciation recovery was required to be applied to nuclear and/or fossil generating assets based on future depreciation studies. Under the 1999-2002 rate agreement, on a calendar year basis FPL recorded nothing in 2002 and 2001 and $101 million of special depreciation in 2000. Under the 2002-2005 rate agreement (see Revenues and Rates), depreciation will be reduced on FPL's plant in service by $125 million in each year 2002 through 2005. These depreciation adjustments are included in earnings and will be allocated to the appropriate assets when FPL files its comprehensive depreciation studies at the end of 2005.

Nuclear Fuel - FPL leases nuclear fuel for all four of its nuclear units. Nuclear fuel lease expense was $71 million, $70 million and $82 million in 2002, 2001 and 2000, respectively. Included in this expense was an interest component of $3 million, $5 million and $9 million in 2002, 2001 and 2000, respectively. Nuclear fuel lease payments and a charge for spent nuclear fuel disposal are charged to fuel expense on a unit of production method. These costs are recovered through the fuel and purchased power cost recovery clause (fuel clause). Under certain circumstances of lease termination, FPL is required to purchase all nuclear fuel in whatever form at a purchase price designed to allow the lessor to recover its net investment cost in the fuel, which totaled $140 million at December 31, 2002. For ratemaking, these leases are classified as operating leases. For financial reporting, the capital lease obligation is recorded at the amount due in the event of lease termination.

Seabrook Station (Seabrook) has several long-term contracts for the supply, enrichment, conversion and fabrication of nuclear fuel. See Note 17 - Contracts. Seabrook's nuclear fuel costs are charged to fuel expense on a unit of production method.

Decommissioning and Dismantlement of Generating Plant - FPL accrues nuclear decommissioning costs over the expected service life of each nuclear generating unit. Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval. FPL's latest nuclear decommissioning studies were approved by the FPSC in December 2001 and became effective in May 2002. The changes included a reduction in the annual decommissioning expense accrual to $79 million from $85 million and the reclassification of approximately $99 million of accumulated nuclear amortization to a regulatory liability, which is amortized as a reduction of depreciation expense over the remaining life of the nuclear units. These studies assume prompt dismantlement for the Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2012 and 2013, respectively, when the original operating licenses were to expire. Current plans, which are consistent with the term of the existing operating licenses, call for St. Lucie Unit No. 1 to be mothballed beginning in 2016 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 beginning in 2023. These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. government facility. The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage, to be $6.4 billion. Decommissioning expense accruals, included in depreciation and amortization expense, were $81 million in 2002 and $85 million in each of 2001 and 2000. FPL's portion of the ultimate cost of decommissioning its four units, expressed in 2002 dollars, is estimated by the studies to aggregate $2.0 billion. At both December 31, 2002 and 2001, the accumulated provision for nuclear decommissioning totaled approximately $1.7 billion and is included in accumulated depreciation. See Electric Plant, Depreciation and Amortization and Accounting for Asset Retirement Obligations.

Similarly, FPL accrues the cost of dismantling its fossil fuel plants over the expected service life of each unit. Fossil fuel plant dismantlement studies are performed and filed with the FPSC at least every four years. FPL's latest fossil fuel plant dismantlement studies became effective January 1, 1999. Fossil dismantlement expense was $16 million in 2002, $16 million in 2001 and $14 million in 2000 and is included in depreciation and amortization expense. The studies indicate that FPL's portion of the ultimate cost to dismantle its fossil units is $482 million. At December 31, 2002 and 2001, the accumulated provision for fossil dismantlement totaled $260 million and $253 million, respectively, and is included in accumulated depreciation. See Electric Plant, Depreciation and Amortization and Accounting for Asset Retirement Obligations.

Restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units are included in special use funds of FPL. Consistent with regulatory treatment, securities held in the decommissioning funds are carried at market value with market adjustments resulting in a corresponding adjustment to the accumulated provision for nuclear decommissioning. See Note 12 - Special Use Funds. Contributions to the funds are based on current period decommissioning expense. Additionally, fund earnings, net of taxes, are reinvested in the funds. The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

In accounting for the purchase of its interest in Seabrook, FPL Energy recorded a nuclear decommissioning liability of approximately $150 million which represents the fair value of its ultimate decommissioning liability as determined by an independent study. See Note 2. During 2002, the liability was accreted using the interest method over an assumed license extension period that runs through 2050. In 2002, FPL Energy recorded approximately $2 million of accretion expense related to Seabrook's nuclear decommissioning liability, which is included in depreciation and amortization expense on FPL Group's consolidated statements of income. As of December 31, 2002, FPL Energy's accumulated provision for Seabrook's nuclear decommissioning totaled approximately $152 million and is included in other liabilities on FPL Group's consolidated balance sheet. See Accounting for Asset Retirement Obligations.

Seabrook's current decommissioning funding plan provides for accelerated funding through 2006 and completion of funding by 2026. The funding plan is based on a comprehensive nuclear decommissioning study reviewed by the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) in 1999 and is effective for four years. Seabrook will file an updated nuclear decommissioning study in mid-2003 with the NDFC. The decommissioning study filed with the NDFC in 1999 indicates that FPL Energy's 88.23% of the ultimate cost of decommissioning Seabrook, including costs associated with spent fuel storage, is $1.7 billion, or $516 million, expressed in 2002 dollars.

As of December 31, 2002, FPL Energy's 88.23% portion of Seabrook's restricted trust fund for the payment of future expenditures to decommission Seabrook is approximately $229 million and is included in special use funds on FPL Group's consolidated balance sheet. Marketable securities held in the decommissioning fund are classified as available for sale and are carried at market value with market adjustments resulting in a corresponding adjustment to other comprehensive income. Fund earnings, net of taxes are reinvested in the funds. The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes. See Note 12 - Special Use Funds.

Accrual for Major Maintenance Costs - Consistent with regulatory treatment, FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage. During 2002, the FPSC authorized deferral and amortization of the estimated costs for inspection and repair of FPL's four reactor vessel heads on a levelized basis over a five-year period beginning in 2002. The accrual for nuclear maintenance costs at December 31, 2002 and 2001 totaled $51 million and $23 million, respectively, and is included in other liabilities. Any difference between the estimated and actual costs is included in O&M expenses when known.

FPL Energy's estimated major maintenance costs for each generating unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage. The accrual for FPL Energy's major maintenance costs totaled $47 million and $28 million at December 31, 2002 and 2001, respectively. Any difference between the estimated and actual costs is included in O&M expenses when known.

Stock-Based Compensation - FAS 123, "Accounting for Stock-Based Compensation," encourages a fair value based method of accounting for stock-based compensation. FPL Group, however, uses the intrinsic value based method of accounting as permitted by the statement. Stock-based compensation expense was approximately $23 million, $22 million and $80 million in 2002, 2001 and 2000, respectively. Stock-based compensation expense in 2000 reflects merger-related costs associated with the change in control provision in FPL Group's long-term incentive plan. Compensation expense for restricted stock and performance shares is the same under the fair value and the intrinsic value based methods. The following table illustrates the effect on net income and earnings per share if FPL Group's compensation expense relating to options had been determined using the fair value based method:

	Years Ended December 31,

	2002	2001	2000

	(millions, except per share amounts)

Net income, as reported	$473	$781	$704
Deduct: total stock-based employee
compensation expense determined under
fair value based method, net of
related tax effects	(7)	(6)	(8)

Pro forma net income	$466	$775	$696

Earnings per share:
Basic - as reported	$2.74	$4.63	4.14
Basic - pro forma	$2.69	$4.60	4.10

Assuming dilution - as reported	$2.73	$4.62	4.14
Assuming dilution - pro forma	$2.69	$4.59	4.09

The fair value of the options granted in 2002, 2001 and 2000 were estimated on the date of the grant using the Black-Scholes option-pricing model with a weighted-average expected dividend yield of 4.04%, 4.23% and 3.82%, a weighted-average expected volatility of 19.18%, 19.01% and 20.27%, a weighted-average risk-free interest rate of 4.99%, 4.98% and 6.59% and a weighted-average expected term of 7 years, 7 years and 10 years, respectively.

Construction Activity - Allowance for funds used during construction (AFUDC) is a non-cash item which represents the allowed cost of capital, including a return on common equity, used to finance construction projects. The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income. The FPSC rules limit the recording of AFUDC to projects that cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete. The FPSC rules allow construction projects below the 0.5% threshold as a component of rate base. During 2002, FPL did not capitalize AFUDC on any construction projects. During 2003, FPL's Martin and Manatee expansion projects will qualify for AFUDC.

FPL's construction work in progress at December 31, 2002 is primarily attributable to the addition of two new gas-fired combustion turbines at its Fort Myers site, the repowering of Sanford Unit No. 4 and the addition of combined cycle generation at its Martin and Manatee sites. Included in construction work in progress are construction materials, progress payments on turbine generators, third party engineering costs and other costs directly associated with the construction of a project. Upon commencement of plant operation, these costs are transferred to electric utility plant in service.

FPL Energy capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant. At December 31, 2002 and 2001, FPL Energy's capitalized development costs totaled $31 million and $61 million, respectively, which are included in other assets on FPL Group's consolidated balance sheets. These costs include professional services, permits and other third party costs directly associated with the development of a new project. Upon commencement of operations these costs are transferred to electric utility plant or other assets, depending upon the nature of the cost. Capitalized development costs are charged to O&M expenses when the development of a project is no longer probable. See Note 4. In addition to capitalized development costs, FPL Energy capitalizes interest on its construction projects. Interest capitalized on construction projects amounted to $90 million, $55 million and $23 million during 2002, 2001 and 2000, respectively. FPL Energy's interest charges are based on an assumed capital structure of 50% debt for operating projects and 100% debt for projects under construction.

FPL Energy's construction work in progress at December 31, 2002 is primarily attributable to new gas and wind projects under construction. Included in construction work in progress are construction materials, prepayments on turbine generators, third party engineering costs, interest and other costs directly associated with the construction of the project. Upon commencement of plant operation, these costs are transferred to electric utility plant in service and other property.

Storm Fund - The storm fund provides coverage toward FPL's storm damage costs and possible retrospective premium assessments stemming from a nuclear incident under the various insurance programs covering FPL's nuclear generating plants. Securities held in the fund are carried at market value with market adjustments resulting in a corresponding adjustment to the storm and property insurance reserve. See Note 12 - Special Use Funds and Note 17 - Insurance. Fund earnings, net of taxes, are reinvested in the fund. The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes. Accordingly, at December 31, 2002, the storm and property insurance reserve (approximately $298 million) equals the amount in the storm fund (approximately $183 million) plus related deferred income taxes (approximately $115 million).

Investments in Leveraged Leases - Subsidiaries of FPL Group, other than FPL, have investments in leveraged leases, which at December 31, 2002 and 2001, totaled $106 and $155 million, respectively, and are included in other investments on FPL Group's consolidated balance sheets. The related deferred tax liabilities totaled $108 million and $135 million at December 31, 2002 and 2001, respectively, and are included in accumulated deferred income taxes. See Note 17 - Other Contingencies.

Impairment of Long-Lived Assets - FPL Group evaluates on an ongoing basis the recoverability of its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 4.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted cash - At December 31, 2002, FPL Group had approximately $36 million of restricted cash included in other current assets on FPL Group's consolidated balance sheets, essentially all of which is restricted for the payment of operating and/or construction expenditures. At December 31, 2001, FPL Group had approximately $267 million of restricted cash included in other assets on FPL Group's consolidated balance sheets, most of which was posted as cash collateral for an off-balance sheet financing arrangement. See Note 17 - Off-Balance Sheet Financing Arrangement.

Allowance for Doubtful Accounts - FPL maintains an accumulated provision for uncollectible customer accounts receivable that is determined by multiplying the previous six months of revenues by a bad debt percentage, which represents an average of the past two years' actual write-offs. Additional amounts are included in the provision to address specific items that are not considered in the calculation described above. FPL Energy and FPL FiberNet, LLC (FPL FiberNet) regularly review collectibility of their receivables and establish a provision for losses when necessary using the specific identification method.

Inventory - FPL values materials, supplies and fossil fuel inventory using a weighted-average cost method. FPL Energy's oil and gas inventories are carried at the lower of cost or market using a weighted-average cost basis. FPL Energy's spare parts are carried at the lower of cost or market using specifically identified cost. FPL FiberNet utilizes a weighted-average cost method to value its inventory.

Retirement of Long-Term Debt - The excess of FPL's reacquisition cost over the book value of long-term debt which is retired is deferred and amortized to expense ratably over the remaining life of the original issue, which is consistent with its treatment in the ratemaking process. See Regulation. FPL Group Capital Inc (FPL Group Capital) recognizes as expense any such excess at time of retirement.

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities. FPL Group's subsidiaries are included in the consolidated federal income tax return and determine their income tax provisions on the "separate return method." The deferred regulatory credit - income taxes of FPL represents the revenue equivalent of the difference in accumulated deferred income taxes computed under FAS 109, "Accounting for Income Taxes," as compared to regulatory accounting rules. This amount is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities which resulted in the initial recognition of the deferred tax amount. Investment tax credits (ITC) for FPL are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. See Note 6.

Energy Trading - FPL Energy engages in limited energy trading activities to optimize the value of electricity and fuel contracts and generating facilities, as well as to take advantage of expected favorable commodity price movements. These activities are accounted for at market value. Beginning in the third quarter of 2002, FPL Group adopted guidance provided in the June consensus of Emerging Issues Task Force (EITF) Issue No. 02-3, which requires realized gains and losses from all trading contracts, including those where physical delivery is required, to be recorded net and comparative financial statement amounts for prior periods to be reclassified. Previously, FPL Energy's realized gains and losses from trading in financial instruments were recorded net in operating revenues and realized gains and losses from trading in physical power contracts were recorded gross in operating revenues and fuel, purchased power and interchange in FPL Group's consolidated statements of income. The netting of realized gains from physical trading and managed hedge activities resulted in reduced revenues and fuel, purchased power and interchange expenses by $193 million for the six months ended June 30, 2002 (the guidance was adopted in the beginning of the third quarter of 2002) and $149 million and $20 million for the years ended December 31, 2001 and 2000, respectively. Effective January 1, 2003, FPL Group adopted the provisions of the EITF 02-3 October consensus, which did not have a significant effect on FPL Group's financial statements. The guidance requires that trading activities that meet the definition of a derivative under FAS 133 be marked-to-market and reported on a net basis.

Goodwill and Other Intangible Assets - Effective January 1, 2002, FPL Group adopted FAS 142, "Goodwill and Other Intangible Assets." Under this statement, the amortization of goodwill is no longer permitted. Instead, goodwill is assessed for impairment at least annually by applying a fair-value based test. See Note 7.

Accounting for Asset Retirement Obligations - Effective January 1, 2003, FPL Group and FPL adopted FAS 143, "Accounting for Asset Retirement Obligations." The statement requires that a liability for the fair value of an asset retirement obligation be recognized in the period in which it is incurred with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the useful life of the related asset. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. Prior to January 1, 2003, FPL accrued asset retirement obligations over the life of the related asset through depreciation expense. See Decommissioning and Dismantlement of Generating Plant. Upon adoption of FAS 143, with respect to amounts for nuclear decommissioning, FPL reversed the approximately $1.6 billion it had previously recorded in accumulated depreciation and recorded an asset retirement obligation of approximately $1.8 billion. FPL capitalized a net asset related to the asset retirement obligation of approximately $231 million. The difference, approximately $29 million, was deferred as a regulatory liability. FPL's asset retirement obligations other than nuclear decommissioning were not significant. The adoption of FAS 143 results in timing differences in the recognition of legal asset retirement costs for financial reporting purposes and the method the FPSC allows FPL to recover in rates. Accordingly, any differences between the ongoing expense recognized under FAS 143 and the amount recoverable through rates will be deferred in accordance with FAS 71. Approximately $1.8 billion remains in accumulated depreciation for previously recorded asset retirement costs that are not considered legal obligations.

In addition to the amounts recorded by FPL, the adoption of FAS 143 by FPL Energy resulted in an increase in asset retirement obligations of approximately $6 million, an increase to net property, plant and equipment of approximately $6 million and a decrease to investments in partnerships and joint ventures of approximately $1 million. The difference, a loss of approximately $1 million, was recorded as the cumulative effect of a change in accounting principle.

Guarantees - In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation requires that guarantors recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. See additional disclosures in Note 17 - Commitments.

Variable Interest Entities (VIEs) - In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The interpretation will require FPL Group and FPL to assess the variable interests they hold and to determine if those entities are VIEs. If FPL Group or FPL holds the majority of the variable interests in a VIE that was in existence at January 31, 2003, it will be required to consolidate that entity on July 1, 2003. For interests in VIEs created after January 31, 2003, the new rules must be applied immediately. Under its current structure, FPL Group believes that the special purpose entity (SPE) discussed in Note 17 - Off-Balance Sheet Financing Arrangement will be required to be consolidated beginning in July 2003. FPL Group and FPL are in the process of evaluating the effects that FIN 46 would have on their interests in entities accounted for under the equity method and other potential VIEs.

2. Seabrook

To strengthen its competitive position in the northeast electric utility market, on November 1, 2002, FPL Energy completed the purchase of an 88.23% undivided interest, or 1,024 mw, in Seabrook located in New Hampshire. The transaction was financed through general funds of FPL Group Capital. Since November 1, 2002, FPL Energy's proportionate share of Seabrook's results have been included in FPL Group's consolidated financial statements. See Note 11. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (millions).

Property, plant and equipment			$774
Decommissioning trust fund			227
Other assets			61

Total assets acquired			1,062

Nuclear decommissioning liability			150
Other liabilities			104

Total liabilities assumed			254

Net assets acquired			$808

3. Employee Retirement Benefits

FPL Group and its subsidiaries sponsor a noncontributory defined benefit pension plan and defined benefit postretirement plans for health care and life insurance benefits (other benefits) for substantially all employees. Effective November 1, 2002, FPL Group acquired Seabrook. The liabilities and obligations shown below reflect the acquisition. The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets and a statement of the funded status:

	Pension Benefits		Other Benefits

	2002	2001	2002	2001

	(millions)
Change in benefit obligation:
Obligation at October 1 of prior year	$1,353	$1,205	$387	$350
Service cost	52	48	6	6
Interest cost	84	82	24	23
Participant contributions	-	-	2	1
Plan amendments	(3)	42	-	-
Acquisition	48	-	12	-
Special termination benefits	4	-	-	-
Actuarial (gains) losses - net	(55)	55	68	29
Benefit payments	(78)	(79)	(30)	(22)

Obligation at September 30	1,405	1,353	469	387

Change in plan assets:
Fair value of plan assets at October 1 of prior year	2,546	2,750	74	98
Actual return on plan assets	(80)	(117)	(1)	(1)
Participant contributions	-	-	2	1
Benefit payments	(78)	(87)	(30)	(24)

Fair value of plan assets at September 30	2,388	2,546	45	74

Funded Status:
Funded status at September 30	983	1,193	(424)	(313)
Unrecognized prior service cost	(43)	(39)	-	-
Unrecognized transition (asset) obligation	(47)	(70)	35	38
Unrecognized (gain) loss	(338)	(591)	127	53

Prepaid (accrued) benefit cost at FPL Group at December 31	$555	$493	$(262)	$(222)

Prepaid (accrued) benefit cost at FPL at December 31	$573	$473	$(243)	$(216)

The following table provides the components of net periodic benefit cost for the plans:

	Pension Benefits			Other Benefits

	Years Ended December 31,			Years Ended December 31,

	2002	2001	2000	2002	2001	2000

	(millions)

Service cost	$52	$48	$44	$6	$6	$5
Interest cost	84	82	77	24	24	21
Expected return on plan assets	(196)	(185)	(172)	(6)	(7)	(7)
Amortization of transition (asset) obligation	(23)	(23)	(23)	3	3	4
Amortization of prior service cost	1	5	(7)	-	-	-
Amortization of (gains) losses	(32)	(37)	(31)	1	-	-
Cost of special termination benefits	4	-	-	-	-	-

Net periodic benefit (income) cost at FPL Group	$(110)	$(110)	$(112)	$28	$26	$23

Net periodic benefit (income) cost at FPL	$(100)	$(102)	$(108)	$27	$25	$23

The weighted-average discount rate used in determining the benefit obligations was 6.00% and 6.25% for 2002 and 2001, respectively. The assumed level of increase in future compensation levels was 4.5% for 2002 and was 5.5% for 2001 and 2000. The expected long-term rate of return on plan assets was 7.75% for all years.

Based on current health care costs (as related to other benefits), the projected 2003 trend assumptions used to measure the expected cost of benefits covered by the plans are 10% for all age groups. The rate is assumed to decrease over the next ten years to the ultimate trend rate of 5% for all age groups and remain at that level thereafter.

Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. An increase or decrease of 1% in assumed health care cost trend rates would have a corresponding effect on the service and interest cost components and the accumulated obligation of other benefits of approximately $1 million and $8 million, respectively.

4. Restructuring and Impairment Charges

FPL Group recorded charges totaling $207 million ($127 million after tax) in the third quarter of 2002 due to unfavorable market conditions in the wholesale energy and telecommunications markets. As of September 30, 2002, approximately $29 million of the total nonrecurring charges were recognized as liabilities and were included in other current liabilities on FPL Group's consolidated balance sheets. During 2002, approximately $3 million was charged against the liabilities. Following is a discussion of the charges by segment.

FPL Energy - The wholesale energy sector continues to face difficult market conditions including a deterioration in forward prices and reduced liquidity, as well as increasing credit concerns that may limit the number of counterparties with which FPL Energy does business. During 2002, FPL Energy conducted a thorough review of its business development plans, organizational structure and expenses. As a result, FPL Energy decided to substantially exit fossil-fueled greenfield power plant development activities, which resulted in the write-off of approximately $67 million ($41 million after tax) of previously capitalized development costs.

An agreement for the supply of gas turbines and other related equipment was renegotiated during 2002 to significantly reduce the commitment to purchase such equipment, resulting in a charge totaling approximately $16 million ($10 million after tax). FPL Group remains committed to purchase seven gas turbines through 2003, of which six will be used at FPL and are included in FPL's projected capital expenditures (see Note 17 - Commitments). The use of one gas turbine has not been determined and is included in Corporate and Other's projected capital expenditures (see Note 17 - Commitments).

FPL Energy also realigned its organizational structure during 2002 to lower general and administrative expenses and took other actions associated with the restructuring. The operating lease agreement with an SPE and the related credit facility used to finance certain turbine purchases were terminated during 2002. Together these resulted in a charge of approximately $20 million ($12 million after tax).

Corporate and Other - Due to the changing telecommunications market, FPL FiberNet completed valuation studies to assess the recoverability of its assets and as a result in 2002 recorded charges of approximately $104 million ($64 million after tax). Of this amount, $85 million ($52 million after tax) represents an impairment charge related to property, plant and equipment, the fair value of which was determined based on a discounted cash flow analysis. Additionally, FPL FiberNet decided not to pursue the planned build-out of metro fiber rings in certain cities, and restructuring charges of $19 million ($12 million after tax) were recognized related to the write-off of development costs and inventory.

5. Derivative Instruments

Effective January 1, 2001, FPL Group and FPL adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and 138 (collectively, FAS 133). As a result, beginning in January 2001, derivative instruments are recorded on FPL Group's and FPL's balance sheets as either an asset or liability (in other current assets, other assets, other current liabilities and other liabilities) measured at fair value. FPL Group and FPL use derivative instruments (primarily swaps, options, futures and forward purchases and sales) to manage the commodity price risk inherent in fuel purchases and electricity sales, as well as to optimize the value of power generation assets.

At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled. Upon settlement, any gains or losses will be passed through the fuel clause and the capacity clause. For FPL Group's non-rate regulated operations, predominantly FPL Energy, changes in the derivatives' fair value are recognized net in operating revenues for trading and managed hedge activities and in other - net for non-managed hedges in FPL Group's consolidated statements of income unless hedge accounting is applied. See further discussion of the two derivative-related categories below. While substantially all of FPL Energy's derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective. The hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. Hedges are considered highly effective when a correlation coefficient of .8 or higher is achieved. Substantially all of the transactions that FPL Group has designated as hedges are cash flow hedges which have expiration dates through December 2016. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are included within the line items in the statements of income to which they relate.

Beginning January 1, 2002, FPL Group segregated unrealized mark-to-market gains and losses on derivative transactions into two categories. Prior year amounts have been reclassified into these categories. The first category, referred to as trading and managed hedge activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts. The unrealized gains from trading and managed hedge activities were $8 million and $0 for the years ended December 31, 2002 and 2001, respectively, and are reported net in operating revenues. The second category, referred to as non-managed hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under FAS 133) and the ineffective portion of transactions accounted for as cash flow hedges. These transactions have been entered into to reduce our aggregate risk, and any mark-to-market gains or losses during the period prior to realization will continue to be reported outside of operating income in other - net in FPL Group's consolidated statements of income. Unrealized gains from non-managed hedge activities were $1 million and $12 million (including the cumulative effect loss of $4 million recorded in other - net) for the years ended December  31, 2002 and 2001, respectively. Any position that is moved between non-managed hedge activity and trading and managed hedge activity is transferred at its fair value on the date of reclassification.

Beginning in the third quarter of 2002, FPL Group adopted guidance provided in the June consensus of EITF Issue No. 02-3, which requires realized gains and losses from all trading contracts, including those where physical delivery is required, to be recorded net and comparative financial statement amounts for prior periods to be reclassified. Previously, FPL Energy's realized gains and losses from trading in financial instruments were recorded net in operating revenues and realized gains and losses from trading in physical power contracts were recorded gross in operating revenues and fuel, purchased power and interchange in FPL Group's consolidated statements of income. The netting of realized gains from physical trading and managed hedge activities resulted in reduced revenues and fuel, purchased power and interchange expenses by $193 million for the six months ended June 30, 2002 (the guidance was adopted in the beginning of the third quarter of 2002) and $149 million and $20 million for the years ended December 31, 2001 and 2000, respectively. Effective January 1, 2003, FPL Group adopted the provisions of the EITF 02-3 October consensus, which did not have a significant effect on FPL Group's financial statements. The guidance requires that trading activities that meet the definition of a derivative under FAS 133 be marked-to-market and reported on a net basis.

Since the adoption of Derivatives Implementation Group Issue C11 in July 2001, FPL Group has considered any contract with its total sales price indexed to the consumer price index (CPI) or any similar broad market index to not be eligible for the normal purchases and normal sales exception under FAS 133, since its price was not clearly and closely related to the asset being sold. However, electricity contracts with a price based on the fuel used to generate the electric power being sold have been considered to be eligible for the normal sales exception, even when that price also contained an additional payment for incremental operations and maintenance expenses that was indexed to CPI. FPL Group believed that the types of expenses incurred as incremental operations and maintenance expenses, such as labor and materials, would be expected to fluctuate with CPI and as such believed the overall price in the contract was clearly and closely related to the electric power being sold. At its January 2003 meeting the EITF was asked, but declined, to address a similar issue relating to CPI indexing. It is unclear whether the FASB will further deliberate this issue. However, certain parties at the EITF meeting questioned whether the accounting for similar contracts under the normal exception should continue. Based on these discussions, FPL Group has concluded that, unless the FASB decides to address this issue further, this application of Issue C11 will no longer be acceptable and that contracts containing any reference to CPI will no longer qualify for the normal exception. Accordingly, beginning April 1, 2003, any such contracts will be accounted for at fair value. An analysis is currently underway to determine which of these contracts held by FPL Group may be amended to eliminate the reference to CPI. FPL Group is currently unable to determine the effect, if any, on its financial statements, that will result from this change in interpretation.

6. Income Taxes
The components of income taxes are as follows:
	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2002	2001	2000	2002	2001	2000

	(millions)
Federal:
Current	$(70)	$432	$77	$91	$543	$87
Deferred	337	(49)	239	287	(190)	231
ITC and other - net	(74)	(49)	(35)	(19)	(22)	(22)

Total federal	193	334	281	359	331	296

State:
Current	(22)	55	6	12	90	13
Deferred	73	(10)	49	54	(28)	42

Total state	51	45	55	66	62	55

Income taxes charged to operations - FPL				425	393	351
Credited to other income (deductions) - FPL				(12)	(10)	(10)

Total income taxes	$244	$379	$336	$413	$383	$341

A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:

	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2002	2001	2000	2002	2001	2000

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	3.5	2.5	3.5	3.7	3.7	3.7
Amortization of ITC	(2.1)	(1.9)	(2.1)	(1.7)	(2.0)	(2.3)
Production tax credits - FPL Energy	(5.7)	(2.3)	(1.3)	-	-	-
Amortization of deferred regulatory credit - income taxes	(1.1)	(1.0)	(1.2)	(0.9)	(1.1)	(1.3)
Adjustments of prior years' tax matters	(3.2)	(0.8)	(2.7)	-	(0.6)	-
Preferred stock dividends - FPL	0.6	0.5	0.5	-	-	-
Other - net	(1.0)	0.7	0.6	-	0.6	0.3

Effective income tax rate	26.0%	32.7%	32.3%	36.1%	35.6%	35.4%

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	FPL Group		FPL

	December 31,		December 31,

	2002	2001	2002	2001

	(millions)
Deferred tax liabilities:
Property-related	$1,768	$1,294	$1,654	$1,196
Investment-related	518	466	-	-
Other	491	545	399	431

Total deferred tax liabilities	2,777	2,305	2,053	1,627

Deferred tax assets and valuation allowance:
Asset writedowns	250	109	-	-
Unamortized ITC and deferred regulatory credit - income taxes	74	88	74	88
Storm and decommissioning reserves	331	292	331	292
Post retirement benefits	102	91	102	91
Other	494	448	331	286
Valuation allowance	(21)	(25)	-	-

Net deferred tax assets	1,230	1,003	838	757

Accumulated deferred income taxes	$1,547	$1,302	$1,215	$870

A capital loss from the disposition in a prior year of an FPL Group Capital subsidiary was limited by Internal Revenue Service (IRS) rules. FPL Group challenged the IRS loss limitation and in March 2002, the IRS conceded the issue. Accordingly, FPL Group recognized approximately $30 million of net tax benefits in the first quarter of 2002. In 2002, FPL received a $230 million tax refund out of an estimated $300 million it expects to receive as a result of an IRS ruling.

7. Goodwill and Other Intangible Assets

Effective January 1, 2002, FPL Group adopted FAS 142, "Goodwill and Other Intangible Assets." Under this statement, the amortization of goodwill is no longer permitted. Instead, goodwill is assessed for impairment at least annually by applying a fair-value based test. In January 2002, FPL Energy recorded an impairment loss of $365 million ($222 million after tax) as the cumulative effect of adopting FAS 142, eliminating all goodwill previously included in other assets on FPL Group's consolidated balance sheets. Estimates of fair value were determined using discounted cash flow models.

The following table provides reported net income and earnings per share excluding the impact of adopting FAS 142 and the proforma effect on prior years of excluding goodwill amortization expense:

	Years Ended December 31,

	2002	2001	2000

	(millions, except per share amounts)

Net income	$473	$781	$704
Add back: Cumulative effect of adopting FAS 142, net of income taxes of $143	222	-	-

Net income excluding cumulative effect	695	781	704
Add back: Goodwill amortization, net of income taxes of $4 each	-	6	6

Adjusted net income	$695	$787	$710

Earnings per share (basic)	$2.74	$4.63	$4.14
Add back: Cumulative effect of adopting FAS 142	1.28	-	-

Earnings per share excluding cumulative effect	4.02	4.63	4.14
Add back: Goodwill amortization	-	0.03	0.04

Adjusted earnings per share (basic)	$4.02	$4.66	$4.18

Earnings per share (assuming dilution)	$2.73	$4.62	$4.14
Add back: Cumulative effect of adopting FAS 142	1.28	-	-

Earnings per share excluding cumulative effect	4.01	4.62	4.14
Add back: Goodwill amortization	-	0.04	0.03

Adjusted earnings per share (assuming dilution)	$4.01	$4.66	$4.17

8. Comprehensive Income
The following table provides the components of comprehensive income and accumulated other comprehensive income (loss):

		Accumulated Other Comprehensive Income (Loss)

	Net Income	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total	Comprehensive Income

	(millions)

Balances, December 31, 1999		$-	$(1)	$(1)
Net income	$704				$704
Net unrealized gain on securities (net of $1 tax expense)		-	1	1	1

Balances, December 31, 2000		-	-	-	$705

Net income	$781				$781
Net unrealized loss on cash flow hedges:
FAS 133 transition adjustment (net of $6 tax expense)		10	-	10	10
Effective portion of net unrealized loss (net of $13 tax benefit)		(21)	-	(21)	(21)
Reclassification adjustment (net of $2 tax expense)		3	-	3	3

Balances, December 31, 2001		(8)	-	(8)	$773

Net income	$473				$473
Net unrealized gain on cash flow hedges:
Effective portion of net unrealized gain (net of $21 tax
expense) (a)		33	-	33	33
Reclassification adjustment (net of $4 tax benefit) (b)		(6)	-	(6)	(6)
Minimum supplemental executive retirement plan
liability adjustment (net of $3 tax benefit)		-	(4)	(4)	(4)
Net unrealized gain on available for sale securities
(net of $1 tax expense)		-	1	1	1

Balances, December 31, 2002		$19	$(3)	$16	$497

_____________________
(a)

Approximately $22 million of FPL Group's accumulated other comprehensive income at December 31, 2002 will be reclassified into earnings within the next 12 months as the hedged fuel is consumed or as electricity is sold.

(b)	Includes gains and (losses) reclassified into earnings due to settlements of approximately $8 million and discontinuance of cash flow hedges of approximately $1 million.
9. Merger

In July 2000, FPL Group and Entergy Corporation (Entergy) announced a proposed merger, which was approved by the shareholders of the respective companies in December 2000. Subsequently, a number of factors led FPL Group to conclude the merger would not achieve the synergies or create the shareholder value originally contemplated when the merger was announced. As a result, on April 1, 2001, FPL Group and Entergy mutually terminated the merger agreement. Both companies agreed that no termination fee is payable under the terms of the merger agreement as a result of this termination. Each company paid its own merger-related expenses.

FPL Group recorded $30 million and $67 million in merger-related expenses in 2001 and 2000, respectively, of which FPL recorded $26 million ($16 million after tax) and $62 million ($38 million after tax). FPL Energy recorded $2 million ($1 million after tax) in 2000 and Corporate and Other recorded $4 million ($3 million after tax) and $3 million ($2 million after tax) in 2001 and 2000, respectively.

10. Settlement of Litigation

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

11. Jointly-Owned Electric Plant

The following FPL Group subsidiaries own undivided interests in the jointly-owned facilities described below, and are entitled to a proportionate share of the output from those facilities. Accordingly, each subsidiary includes its proportionate share of the facilities and related revenues and expenses in the appropriate balance sheet and income statement captions. FPL Group's and FPL's share of direct expenses for these facilities are included in fuel, purchased power and interchange, other operations and maintenance, depreciation and amortization and taxes other than income taxes on FPL Group's and FPL's consolidated statements of income.

FPL - FPL owns approximately 85% of St. Lucie Unit No. 2, 20% of the St. Johns River Power Park units and coal terminal and approximately 76% of Scherer Unit No. 4. At December 31, 2002, the proportionate share of FPL's gross investment in these units was $1.168 billion, $327 million and $571 million, respectively; accumulated depreciation was $782 million, $188 million and $330 million, respectively. FPL is responsible for its share of the operating costs, as well as providing its own financing. These costs are included in FPL Group's and FPL's consolidated statements of income. At December 31, 2002, there was no significant balance of construction work in progress on these facilities. See Note 17 - Litigation.

FPL Energy - FPL Energy owns approximately 88.23% of Seabrook. At December 31, 2002, the proportionate share of FPL Energy's gross investment was $945 million and accumulated depreciation was $3 million. FPL Energy is responsible for its share of the operating costs, as well as providing its own financing. These costs are included in FPL Group's consolidated statements of income. At December 31, 2002, there was $16 million of construction work in progress for capital projects underway at Seabrook. See Note 2.

FPL Energy owns approximately 61.78% of Wyman Station Unit No. 4, an oil burning unit located in Maine. At December 31, 2002, the proportionate share of FPL Energy's gross investment was $98 million and accumulated depreciation was $20 million. FPL Energy is responsible for its share of the operating costs, as well as providing its own financing. These costs are included in FPL Group's consolidated statements of income. At December 31, 2002, there was approximately $3 million of construction work in progress for capital projects underway at Wyman Station.

12. Financial Instruments

The carrying amounts of cash equivalents, commercial paper and notes payable approximate fair values. At December 31, 2002 and 2001, other investments of FPL Group included financial instruments of approximately $280 million and $600 million, respectively, the majority of which consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value. See Note 13.

The following estimates of the fair value of financial instruments have been made using available market information. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	December 31,

	2002			2001

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)

Long-term debt of FPL, including current maturities	$2,434	$2,578	(a)	$2,579	$2,653	(a)
Long-term debt of FPL Group, including current maturities	$5,895	$6,222	(a)	$4,890	$5,080	(a)
_____________________
(a)					Based on quoted market prices for these or similar issues.

Special Use Funds - The special use funds consist of FPL's storm fund assets totaling $183 million and $145 million, and FPL Group's nuclear decommissioning fund assets totaling $1.738 billion and $1.463 billion ($1.510 billion and $1.463 billion for FPL) at December 31, 2002 and 2001, respectively. Securities held in the special use funds are carried at estimated fair value based on quoted market prices. FPL Group's nuclear decommissioning funds consist of approximately 40% equity securities and 60% municipal, government, corporate and mortgage- and other asset-backed debt securities (39% and 61% for FPL, respectively) with a weighted-average maturity of approximately eight years. FPL's storm fund primarily consists of municipal debt securities with a weighted-average maturity of approximately four years. The cost of securities sold is determined on the specific identification method.

The following tables provide the special use funds approximate gains and losses and proceeds from the sale of securities:

	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2002	2001	2000	2002	2001	2000

	(millions)
Realized gains	$28	$30	$8	$27	$30	$8
Realized losses	$16	$16	$15	$16	$16	$15
Proceeds from sale of securities	$2,524	$1,778	$1,959	$2,435	$1,778	$1,959

	FPL Group		FPL

	December 31,		December 31,

	2002	2001	2002	2001

	(millions)
Unrealized gains	$143	$208	$142	$208
Unrealized losses	$44	$9	$42	$9

Regulations issued by the FERC and the Nuclear Regulatory Commission (NRC) provide general risk management guidelines to protect nuclear decommissioning trust funds and to allow such funds to earn a reasonable return. The FERC regulations set forth in the Code of Federal Regulations prohibit investments in any securities of FPL Group or its subsidiaries, affiliates, or associates, excluding investments tied to market indices or other mutual funds. Similar restrictions applicable to the decommissioning trust fund for FPL Energy's Seabrook nuclear plant are contained in the NRC operating license for that facility. Effective December 24, 2003, NRC regulations applicable to NRC licensees not in cost-of-service environments will require similar investment restrictions. With respect to the decommissioning trust fund for FPL Energy's Seabrook nuclear plant, decommissioning trust fund withdrawals are also regulated by the NDFC pursuant to New Hampshire law.

The special use funds are managed by investment managers who must comply with the guidelines and rules of the applicable regulatory authorities, FPL Group and FPL, respectively. The special use fund assets are invested in order to optimize the after-tax earnings of these funds, giving consideration to liquidity, risk, diversification and other prudent investment objectives.

13. Investments in Partnerships and Joint Ventures

FPL Energy has non-controlling non-majority owned interests in various partnerships and joint ventures, essentially all of which are electricity producers. At December 31, 2002 and 2001, FPL Energy's investment in partnerships and joint ventures totaled approximately $310 million and $276 million, respectively, which is included in other investments on FPL Group's consolidated balance sheets. FPL Energy's interest in these partnerships and joint ventures range from approximately 20% to 50%. At December 31, 2002, the principal entities included in FPL Energy's investments in partnerships and joint ventures were Bastrop Energy Partners, LP, Northeast Energy, LP and Luz Solar Partners LTD., VIII and IX.

Summarized combined unaudited information for these four entities is as follows:

	2002	2001

	(millions)

Net income	$106	$40
Total assets	$1,568	$1,592
Total liabilities	$1,078	$1,205
Partners' equity	$490	$387

FPL Energy's share of underlying equity
in the four entities	$243	$196
Difference between investment carrying amount
and underlying equity in net assets (a)	(10)	(23)

FPL Energy's investment carrying amount for
the four entities	$233	$173

_____________________
(a)	The majority of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the remaining life of the investee's assets.

Certain subsidiaries of FPL Energy provide services to the partnerships and joint ventures, including O&M and business management services. FPL Group's operating revenues for the years ended December 31, 2002, 2001 and 2000 include approximately $16 million, $14 million and $15 million, respectively, related to such services. The receivables at December 31, 2002 and 2001, for these services, as well as payroll and other payments made on behalf of these investments, were approximately $15 million and $23 million, respectively, and are included in other current assets on FPL Group's consolidated balance sheets.

Notes receivable (long- and short-term) include approximately $94 million and $120 million at December 31, 2002 and 2001, respectively, due from partnerships and joint ventures in which FPL Energy has an ownership interest. The notes receivable mature 2004-14 and the majority bear interest at variable rates, which ranged from approximately 5.0% to 6.8% at December 31, 2002 and 5.6% to 8.7% at December 31, 2001. Interest income on these notes totaling approximately $12 million, $12 million and $13 million for the years ended December 31, 2002, 2001 and 2000, respectively, is included in other - net in FPL Group's consolidated statements of income. The associated interest receivables as of December 31, 2002 and 2001 were approximately $0.2 million and $0.5 million, respectively, and are included in other current assets on FPL Group's consolidated balance sheets.

14. Common Stock
Earnings per share - The reconciliation of basic and diluted earnings per share is shown below:
	Years Ended December 31,

	2002	2001	2000;

	(millions, except per share amounts)

Numerator (basic and assuming dilution):
Net income	$473	$781	$704

Denominator:
Weighted-average number of shares outstanding - basic	172.9	168.7	169.9
Performance share awards and shareholder value awards, options and equity units (a)	0.4	0.2	0.3

Weighted-average number of shares outstanding - assuming dilution	173.3	168.9	170.2

Earnings per share:
Basic	$2.74	$4.63	$4.14
Assuming dilution	$2.73	$4.62	$4.14
_____________________
(a)

Performance share awards and shareholder value awards are included in diluted weighted-average number of shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award. Options and equity units (known as Corporate Units) are included in diluted weighted-average number of shares outstanding by applying the treasury stock method.

Shares issuable upon the exercise of stock options and settlement of purchase contracts that form a part of equity units (known as Corporate Units), which were not included in the denominator above due to their antidilutive effect, were 11 million in 2002, 1.6 million in 2001 and none in 2000.

Common Stock Dividend Restrictions - FPL Group's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon dividends paid to it by its subsidiaries, primarily FPL. FPL's charter and a mortgage securing FPL's first mortgage bonds contain provisions that, under certain conditions, restrict the payment of dividends and other distributions to FPL Group. These restrictions do not currently limit FPL's ability to pay dividends to FPL Group. In 2002, 2001 and 2000, FPL paid, as dividends to FPL Group, its net income available to FPL Group on a one-month lag basis. In addition, during 2002, FPL paid special dividends totaling $375 million to FPL Group.

Employee Stock Ownership Plan (ESOP) - The employee thrift plans of FPL Group include a leveraged ESOP feature. Shares of common stock held by the trust for the thrift plans (Trust) are used to provide all or a portion of the employers' matching contributions. Dividends received on all shares, along with cash contributions from the employers, are used to pay principal and interest on an ESOP loan held by FPL Group Capital. Dividends on shares allocated to employee accounts and used by the Trust for debt service are replaced with an equivalent amount of shares of common stock at prevailing market prices. For purposes of computing basic and fully diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding.

ESOP-related compensation expense of approximately $24 million, $24 million and $22 million in 2002, 2001 and 2000, respectively, was recognized based on the fair value of shares allocated to employee accounts during the period. Interest income on the ESOP loan is eliminated in consolidation. ESOP-related unearned compensation included as a reduction of shareholders' equity at December 31, 2002 was approximately $186 million, representing 6 million unallocated shares at the original issue price of $29 per share. The fair value of the ESOP-related unearned compensation account using the closing price of FPL Group stock at December 31, 2002 was approximately $386 million.

Long-Term Incentive Plan - At December 31, 2002, approximately 9 million shares of common stock are reserved and 8.0 million available for awards to officers and employees of FPL Group and its subsidiaries under FPL Group's long-term incentive plan. Restricted stock is issued at market value at the date of grant, typically vests within four years and is subject to, among other things, restrictions on transferability. Performance share awards and shareholder value awards are typically payable at the end of a three- or four-year performance period if the specified performance criteria are met.

The changes in awards under the incentive plan are as follows:

	Restricted Stock	Performance Share and Shareholder Value Awards	Options

			Number	Weighted-Average Exercise Price

Balances, December 31, 1999	413,400	646,615	1,100,000	$51.59
Granted	28,350 (a)	465,614 (b)	564,950 (c)	$39.64
Paid/released/exercised	(264,800)	(1,038,375)	(1,060,726)	$49.88
Forfeited	(95,700)	(54,854)	(212,056)	$50.51

Balances, December 31, 2000	81,250	19,000	392,168	$39.58
Granted	263,825 (a)	617,420 (b)	2,009,200 (c)	$62.04
Paid/released/exercised	(6,600)	(41,492)	(120,380)	$39.01
Forfeited	(30,750)	(49,849)	(137,174)	$62.61

Balances, December 31, 2001	307,725	545,079	2,143,814	$59.19
Granted	127,325 (a)	206,605 (b)	1,669,625 (c)	$54.27
Paid/released/exercised	(123,095)	(246,246)	(69,101)	$41.19
Forfeited	(13,250)	(86,949)	(99,208)	$59.09

Balances, December 31, 2002	298,705	418,489	3,645,130 (d)	$57.29

_____________________
(a)				The weighted-average grant date fair value of restricted stock granted in 2002, 2001 and 2000 was $54.82, $60.19 and $45.55 per share, respectively.
(b)				The weighted-average grant date fair value of performance share and shareholder value awards in 2002, 2001 and 2000 was $56.95, $70.25 and $41.25 per share, respectively.
(c)

The exercise price of each option granted in 2002, 2001 and 2000 equaled the market price of common stock on the date of grant. Accordingly, the weighted-average grant date fair value of all options granted is $0.

(d)

Of the options outstanding at December 31, 2002, 826,174 options were exercisable and had exercise prices ranging from $38.13 to $65.13 per share with a weighted-average exercise price of $55.58 per share and a weighted-average remaining contractual life of 8.0 years. The remainder of the outstanding options had exercise prices ranging from $52.64 to $65.13 per share with a weighted-average exercise price of $57.79 per share and a weighted-average remaining contractual life of 8.8 years.

Other - Each share of common stock has been granted a Preferred Share Purchase Right (Right), at an exercise price of $120, subject to adjustment, in the event of certain attempted business combinations. The Rights will cause substantial dilution to a person or group attempting to acquire FPL Group on terms not approved by FPL Group's board of directors.

15. Preferred Stock

FPL Group's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value. None of these shares is outstanding. FPL Group has reserved 3 million shares for issuance upon exercise of preferred share purchase rights which expire in June 2006. Preferred stock of FPL consists of the following: (a)

	December 31, 2002

	Shares Outstanding (b)	Redemption Price		December 31,

				2002	2001

				(millions)
Cumulative, $100 Par Value, without sinking fund requirements, authorized 15,822,500 shares:
4 1/2% Series	100,000	$101.00		$10	$10
4 1/2% Series A	50,000	$101.00		5	5
4 1/2% Series B	50,000	$101.00		5	5
4 1/2% Series C	62,500	$103.00		6	6
4.32% Series D	50,000	$103.50		5	5
4.35% Series E	50,000	$102.00		5	5
6.98% Series S	750,000	$103.49	(c)	75	75
7.05% Series T	500,000	$103.52	(c)	50	50
6.75% Series U	650,000	$103.37	(c)	65	65

Total preferred stock of FPL	2,262,500			$226	$226

_____________________
(a)

FPL's charter also authorizes the issuance of 5 million shares of subordinated preferred stock, no par value. None of these shares is outstanding. There were no issuances or redemptions of preferred stock in 2002, 2001 or 2000.

(b)

FPL's preferred shares are entitled to dividends at the stated rates in preference to FPL's common stockholder, FPL Group. In the event of voluntary liquidation, the outstanding preferred shares have preference over common shares until an amount equal to the current redemption price of all shares has been paid. In the event of involuntary liquidation, outstanding preferred shares shall have preference over common shares until the full par value of all shares and all unpaid accumulated dividends thereon have been paid.

(c)				Shares outstanding from Series S, Series T and Series U are redeemable on or after March 1, June 1 and August 1, 2003, respectively.
16. Debt
Long-term debt consists of the following:
	December 31,

	2002	2001

FPL:	(millions)
First mortgage bonds:
Maturing through 2005 - 6 5/8% to 6 7/8%	$500	$725
Maturing 2008 through 2016 - 4.85% to 7.3%	825	650
Maturing 2023 through 2033 - 5.85% to 7 3/4%	417	516
Medium-term notes - maturing 2003 - 5.79%	70	70
Pollution control and industrial development series -
maturing 2023 through 2027 - 6.7% to 7.15%	24	24
Pollution control, solid waste disposal and industrial development revenue bonds -
maturing 2020 through 2029 - variable, 1.6% and 2.8% average
annual interest rates, respectively	609	609
Unamortized discount	(11)	(15)

Total long-term debt of FPL	2,434	2,579
Less current maturities	70	-

Long-term debt of FPL, excluding current maturities	2,364	2,579

FPL Group Capital:
Debentures - maturing 2004 through 2009 - 6 1/8% to 7 5/8%	1,900	1,900
Debentures, related to FPL Group's equity units - maturing 2007 and 2008 - 4.75%
and 5%, respectively	1,081	-
Other long-term debt - maturing 2013 - 7.35%	5	5
Term loan facility - maturing 2004 - variable, 2.04% average annual interest rate	100	-
Unamortized discount	(7)	(8)

Total long-term debt of FPL Group Capital	3,079	1,897

FPL Energy:
Senior secured bonds - maturing 2019 - 7.52%	382	414
Less current maturities	35	32

Long-term debt of FPL Energy, excluding current maturities	347	382

Total long-term debt	$5,790	$4,858

In December 2002, FPL redeemed $225 million principal amount of first mortgage bonds maturing 2016, $125 million principal amount of first mortgage bonds maturing 2023 and $175 million principal amount of first mortgage bonds maturing 2024, bearing interest at 7.30%, 7 3/4% and 7 5/8%, respectively. In December 2002, FPL sold $400 million principal amount of first mortgage bonds maturing 2013 and $200 million principal amount of first mortgage bonds maturing 2033, with interest rates of 4.85% and 5.85%, respectively.

Minimum annual maturities of long-term debt for FPL Group are approximately $105 million, $312 million, $541 million, $635 million and $1.097 billion for 2003, 2004, 2005, 2006 and 2007, respectively. The corresponding amounts for FPL are $70 million, and $500 million for 2003, and 2005, respectively.

At December 31, 2002, commercial paper borrowings and FPL Group's notes payable had a weighted-average interest rate of 1.58% for FPL Group (1.43% for FPL). Available lines of credit aggregated approximately $3.1 billion ($2.1 billion for FPL Group Capital and $1 billion for FPL) at December 31, 2002, all of which were based on firm commitments.

In February 2002, FPL Group sold a total of 11.5 million publicly-traded equity units known as Corporate Units, and in connection with that financing, FPL Group Capital issued $575 million principal amount of 4.75% debentures due February 16, 2007. The interest rate on the debentures is expected to be reset on or after November 16, 2004. The interest rate resets, upon a successful remarketing of the debentures, as the rate the debentures should bear to have an approximate market value of 100.5% of par. Payment of FPL Group Capital debentures is absolutely, irrevocably and unconditionally guaranteed by FPL Group. Each Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder will purchase $50 of FPL Group common shares on or before February 16, 2005, and FPL Group will make payments of 3.75% of the unit's $50 stated value until the shares are purchased. Under the terms of the purchase contracts, FPL Group will issue between 9,271,300 and 10,939,950 shares of common stock in connection with the settlement of the purchase contracts (subject to adjustment under certain circumstances).

In June 2002, FPL Group sold concurrently a total of 5.75 million shares of common stock and 10.12 million 8% Corporate Units. In connection with the corporate units financing, FPL Group Capital issued $506 million principal amount of 5% debentures due February 16, 2008. The interest rate on the debentures is expected to be reset on or after August 16, 2005. The interest rate resets, upon a successful remarketing of the debentures, as the rate the debentures should bear to have an approximate market value of 100.5% of par. Payment of FPL Group Capital debentures is absolutely, irrevocably and unconditionally guaranteed by FPL Group. Each 8% Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder will purchase $50 of FPL Group common shares on or before February 16, 2006, and FPL Group will make payments of 3% of the unit's $50 stated value until the shares are purchased. Under the terms of the purchase contracts, FPL Group will issue between 7,450,344 and 8,940,008 shares of common stock in connection with the settlement of the purchase contracts (subject to adjustment under certain circumstances).

Prior to the issuance of FPL Group's common stock, the purchase contracts will be reflected in FPL Group's diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of FPL Group common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts over the number of shares that could be purchased by FPL Group in the market, at the average market price during the period, using the proceeds receivable upon settlement.

17. Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL consist of the cost for construction or acquisition of additional facilities and equipment to meet customer demand. At FPL Energy, capital expenditures include costs for the acquisition, development and expansion of independent power projects. Capital expenditures for Corporate and Other primarily relate to FPL FiberNet. At December 31, 2002, capital expenditures for 2003 through 2007 are estimated to be as follows:

	2003	2004	2005	2006	2007	Total

	(millions)
FPL:
Generation	$595	$605	$425	$200	$165	$1,990
Transmission	150	185	140	135	140	750
Distribution	510	520	510	515	525	2,580
General and other	110	135	115	125	120	605

Total	$1,365	$1,445	$1,190	$975	$950	$5,925

FPL Energy:
Wind(a)	$1,165	$-	$-	$-	$-	$1,165
Gas	405	65	10	70	15	565
Nuclear	20	20	25	15	15	95

Total	$1,590	$85	$35	$85	$30	$1,825

Corporate and Other	$20	$10	$10	$10	$10	$60

_________________________
(a)	FPL Energy has projected capital expenditures for 1,200 mw of wind through 2003 when the production tax credits are scheduled to expire.

As of December 31, 2002, FPL Energy had $999 million in firm commitments for a portion of its capital expenditures, natural gas transportation and storage contracts and minimum lease payments associated with the off-balance sheet financing arrangement discussed below. See Contracts below. FPL Group has guaranteed certain payment obligations of FPL Group Capital, including all those under FPL Group Capital's debt and commercial paper issuances, as well as the guarantees discussed above.

At December 31, 2002, subsidiaries of FPL Group, other than FPL, have guaranteed a firm gas transportation agreement obligation with a letter of credit, purchase and sale of power and fuel agreement obligations and debt service payments. The term of the guarantees is equal to the term of the related debt, firm transportation agreement, or purchase and sale of power and fuel agreement, which can be as short as 30 days or as long as 20 years. The maximum potential amount of future payments that could be required under these guarantees at December 31, 2002 is approximately $21 million, of which $2 million relates to a guarantee for the performance of an unrelated party. At December 31, 2002, FPL Group does not have any liabilities recorded for these guarantees. In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantee.

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

Contracts - During 2002, FPL Group amended its long-term agreement for the supply of gas turbines. At December 31, 2002, FPL Group remains committed to purchase seven gas turbines through 2003, and parts, repairs and on-site service through 2011. Six of the turbines will be used at FPL and are included in FPL's commitments above. The use of one gas turbine has not been determined and is included in Corporate and Other's commitments above.

FPL Energy has entered into several contracts for the supply of wind turbines and towers to support a portion of the new wind generation planned. In addition, FPL Energy has entered into various engineering, procurement and construction contracts with expiration dates through 2004 to support its development activities. All of these contracts are intended to support expansion, and the related commitments as of December 31, 2002 are included in Commitments above.

FPL has entered into long-term purchased power and fuel contracts. FPL is obligated under take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of The Southern Company (Southern Companies) to pay for approximately 1,300 mw of power through mid-2010 and 382 mw thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2005 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts, and the Southern Companies' contract is subject to minimum quantities. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. In 2001, FPL entered into agreements with several electricity suppliers to purchase an aggregate of up to 1,100 mw of power with expiration dates ranging from 2003 through 2007. In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts. FPL has medium- to long-term contracts for the transportation and supply of natural gas, coal and oil with various expiration dates through 2022. FPL Energy has long-term contracts for the transportation, supply and storage of natural gas with expiration dates ranging from 2006 through 2017. FPL Energy also has several contracts for the supply, conversion, enrichment and fabrication of Seabrook's nuclear fuel with expiration dates ranging from 2003 to 2008.

The required capacity and minimum payments under these contracts as of December 31, 2002 are estimated to be as follows:

	2003	2004	2005	2006	2007	Thereafter

FPL:	(millions)
Capacity payments:
JEA and Southern Companies	$190	$190	$190	$200	$200	$1,300
Qualifying facilities	$350	$360	$350	$300	$300	$4,700
Other electricity suppliers	$91	$89	$50	$41	$4	$-
Minimum payments, at projected prices:
Southern Companies - energy	$60	$50	$60	$60	$58	$200
Natural gas, including transportation	$1,161	$441	$345	$201	$201	$1,870
Coal	$55	$27	$26	$12	$8	$-
Oil	$357	$-	$-	$-	$-	$-

FPL Energy:
Natural gas transportation and storage	$15	$15	$15	$15	$15	$160
Nuclear fuel	$10	$5	$-	$-	$-	$-
Charges under these contracts were as follows:
	2002 Charges				2001 Charges				2000 Charges

	Capacity		Energy/ Fuel		Capacity		Energy/ Fuel		Capacity		Energy/ Fuel

	(millions)
FPL:
JEA and Southern Companies	$185	(a)	$161	(b)	$197	(a)	$169	(b)	$198	(a)	$153	(b)
Qualifying facilities	$315	(c)	$122	(b)	$314	(c)	$124	(b)	$318	(c)	$135	(b)
Other electricity suppliers	$81	(c)	$20	(b)	$25	(c)	$6	(b)	$-		$-
Natural gas, including transportation	$-		$858	(b)	$-		$763	(b)	$-		$567	(b)
Coal	$-		$59	(b)	$-		$49	(b)	$-		$50	(b)
Oil	$-		$401	(b)	$-		$294	(b)	$-		$354	(b)

FPL Energy:
Natural gas, including transportation and storage	$-		$18		$-		$17		$-		17
Nuclear fuel	$-		$-		$-		$-		$-		$-
_____________________
(a)	Recoverable through base rates and the capacity clause.
(b)	Recoverable through the fuel clause.
(c)	Recoverable through the capacity clause.

Off-Balance Sheet Financing Arrangement - In 2000, an FPL Energy subsidiary entered into an operating lease agreement with an SPE lessor to lease a 550-mw combined-cycle power generation plant through 2007. At the inception of the lease, the lessor obtained the funding commitments required to complete the acquisition, development and construction of the plant through debt and equity contributions from investors who are not affiliated with FPL Group. At December 31, 2002 and 2001, the lessor had drawn $380 million and $298 million, respectively. The $380 million commitment includes $364 million of debt and $16 million of equity. The conditions to achieve project completion were satisfied as of December 27, 2002, at which time the base lease term began. The FPL Energy subsidiary will begin making lease payments March 31, 2003. The amounts are intended to cover the lessor's debt service, which includes a stated yield to equity holders and certain other costs. The minimum annual lease payments are estimated to be $21 million in 2003, $23 million in 2004, $26 million in 2005, $19 million in 2006 and $210 million in 2007 (includes residual value guarantee of $192 million). The lease payments are based on a floating interest rate, tied to three month LIBOR, which adjusts quarterly.

The FPL Energy subsidiary has the option to purchase the plant at any time during the remaining lease term for 100% of the outstanding principal balance of the loans and equity contributions made to the SPE, all accrued and unpaid interest and yield, and all other fees, costs and amounts then due and owing pursuant to the provisions of the related financing documents. However, under certain limited events of default, it can be required to purchase the plant for the same cost. If the FPL Energy subsidiary does not elect to purchase the plant at the end of the lease term, a residual value guarantee (included in the minimum lease payments above) must be paid, and the plant will be sold. Any proceeds received by the lessor in excess of the outstanding debt and equity will be given to the FPL Energy subsidiary. FPL Group Capital has guaranteed the FPL Energy subsidiary's obligations under the lease agreement. The equity holder controls the lessor. The lessor has represented that it has essentially no assets or obligations other than the plant and the related debt and that total assets, total liabilities and equity of the lessor at December 31, 2002 were $383 million, $369 million and $14 million, respectively. In June 2002, the cash collateral requirement related to this transaction was removed and the collateral was returned to FPL Energy as a result of the lessor's syndication of its debt.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which will replace the current accounting guidance for SPEs. As a result, entities that are deemed to be VIEs in which FPL Group or one of its subsidiaries is considered to be the "primary beneficiary" will be consolidated. Variable interests are considered to be contractual, ownership or other monetary interests in an entity that fluctuate with changes in the entity's net asset value. Under its current structure, FPL Group believes that the SPE discussed above will be required to be consolidated beginning in July 2003. At December 31, 2002, FPL Group's maximum exposure to loss as a result of its involvement with this SPE was $215 million.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from private sources and under an industry retrospective payment plan. In accordance with this Act, effective January 1, 2003, FPL Group maintains $300 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $454 million ($363 million for FPL) per incident at any nuclear utility reactor in the United States, payable at a rate not to exceed $54 million ($43 million for FPL) per incident per year. FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $11 million and $14 million, respectively. The Price-Anderson Act expired on August 1, 2002 but the liability limitations did not change for plants, including FPL's four nuclear units and Seabrook, with operating licenses issued by the NRC prior to August 1, 2002.

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service because of an accident. In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $93 million ($69 million for FPL) in retrospective premiums. FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $3 million and $3 million, respectively.

In the event of a catastrophic loss at one of FPL Group's nuclear plants, the amount of insurance available may not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates in the case of FPL, would be borne by FPL Group and FPL and could have a material adverse effect on FPL Group's and FPL's financial condition and results of operations.

FPL self-insures the majority of its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a funded storm and property insurance reserve, which totaled approximately $298 million at December 31, 2002, for uninsured property storm damage or assessments under the nuclear insurance program. The current annual accrual approved by the FPSC is $20.3 million. In addition, the storm and property insurance reserve balance includes a one-time accrual in 2002 of $35 million as approved by the FPSC. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit provide additional liquidity in the event of a T&D property loss.

Litigation - In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Clean Air Act. In May 2001, the EPA amended its complaint. The amended complaint alleges, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act. It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions. The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997, and $27,500 per day for each violation thereafter. Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses. In June 2001, a federal district court stayed discovery and administratively closed the case pending resolution of the EPA's motion for consolidation of discovery in several Clean Air Act cases that was filed with a Multi-District Litigation (MDL) panel. In August 2001, the MDL panel denied the motion for consolidation. In September 2001, the EPA moved that the federal district court reopen this case for purposes of discovery. Georgia Power Company has opposed that motion asking that the case remain closed until the Eleventh Circuit Court of Appeals rules on the Tennessee Valley Authority's appeal of an EPA administrative order relating to legal issues that are also central to this case. In August 2002, the federal district court denied without prejudice the EPA's motion to reopen.

In 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins, and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, filed suit against FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. in the Florida circuit court. This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of defendants, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes. The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes. The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages. In May 2002, plaintiffs filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief. In July 2002, defendants' motion to dismiss the amended complaint for, among other things, the failure to state a valid cause of action was denied. Defendants have filed an answer and affirmative defenses to the amended complaint. The parties are pursuing discovery regarding class certification.

In August 2001, Florida Municipal Power Agency (FMPA) filed with the United States Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members. The transmission credits sought by FMPA would offset the transmission charges that FPL bills FMPA for network transmission service to FMPA's member cities. FMPA member cities have been taking network transmission service under FPL's open access transmission tariff (OATT) since the mid-1990s. In the orders appealed by FMPA, FERC ruled that FMPA would be entitled to credits for any FMPA facilities that were "integrated" with the FPL transmission system. Based on the evidence submitted, FERC concluded that none of the FMPA facilities met the integration test and, therefore, FMPA was not entitled to credits against FPL's charges for transmission service. On January 21, 2003, the DC Circuit upheld FERC's order denying FMPA credits for its facilities, finding that substantial evidence supported FERC's conclusion that FMPA's facilities do not satisfy the integration test. FMPA since has requested that FERC decide the crediting issue again in a separate FERC proceeding. That proceeding dates back to a filing by FPL on March 19, 1993, as completed on July 26, 1993, of a comprehensive restructuring of its then-existing tariff structure. A FERC administrative law judge issued an order in that proceeding on December 13, 1995. The judge's order, which did not address credits, is currently pending at FERC on rehearing. FPL has argued that, particularly in light of the DC Circuit's order, FERC should not issue another order addressing FMPA's request for credits. If FERC does decide the crediting issue in this separate proceeding, and reverses its previous finding that FMPA is not entitled to transmission credits, FMPA is likely to seek refunds for amounts collected from FMPA member cities taking service under FPL's OATT. FPL estimates that through December 31, 2002 its maximum exposure to refunds, including interest, is approximately $50 million to $60 million.

In January 2002, Roy Oorbeek and Richard Berman filed suit against FPL Group (as an individual and nominal defendant); all its current directors (except James L. Camaren and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Lewis Hay III, Dennis P. Coyle, Paul J. Evanson and Lawrence J. Kelleher. The lawsuit alleges that the proxy statements relating to shareholder approval of FPL Group's Long Term Incentive Plan (LTIP) and FPL Group's proposed, but unconsummated, merger with Entergy were false and misleading because they did not affirmatively state that payments made to certain officers under FPL Group's LTIP upon shareholder approval of the merger would be retained by the officers even if the merger with Entergy was not consummated and did not state that under some circumstances payments made pursuant to FPL Group's LTIP might not be deductible by FPL Group for federal income tax purposes. It also alleges that FPL Group's LTIP required either consummation of the merger as a condition to the payments or the return of the payments if the transaction did not close, and that the actions of the director defendants in approving the proxy statements, causing the payments to be made, and failing to demand their return constitute corporate waste. The plaintiffs seek to have the shareholder votes approving FPL Group's LTIP and the merger declared null and void, the return to FPL Group of $62 million of payments received by the officers, compensatory damages of $92 million (including the $62 million of payments received by the officers) all defendants (except FPL Group) and attorneys' fees. FPL Group's board of directors established a special committee to investigate a demand by another shareholder that the board take action to obtain the return of the payments made to the officers and expanded that investigation to include the allegations in the Oorbeek and Berman complaint.

In March 2002, William M. Klein, by Stephen S. Klein under power of attorney, on behalf of himself and all others similarly situated, filed suit against FPL Group (as nominal defendant); all its current directors (except James L. Camaren and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Paul J. Evanson, Lewis Hay III and Dennis P. Coyle. The lawsuit alleges that the payments made to certain officers under FPL Group's LTIP upon shareholder approval of the proposed merger with Entergy were improper and constituted breaches of fiduciary duties by the individual defendants because the LTIP required consummation of the merger as a condition to the payments. The plaintiff seeks the return to FPL Group of the payments received by the officers ($62 million); contribution, restitution and/or damages from the individual defendants; and attorneys' fees. These allegations also were referred to the special committee of FPL Group's board of directors investigating the allegations in the Oorbeek and Berman lawsuit.

In August 2002, the special committee filed under seal with the court its report of its investigation. The report concluded that pursuit of the claims identified by the plaintiffs in the Oorbeek and Berman and the Klein lawsuits is not in the best interest of FPL Group or its shareholders generally, and recommended that FPL Group seek dismissal of the lawsuits. After reviewing the special committee's report, FPL Group's board of directors (with only independent directors participating) concluded likewise. In September 2002, FPL Group, as nominal defendant, filed the special committee's report in the public docket and filed with the court a Statement of Position setting forth the special committee's and the board's conclusions and authorizing the filing of a motion to dismiss. The Statement of Position also reported that during the course of the special committee's investigation of the allegations in the lawsuits a separate question arose concerning the interpretation of the provisions of the LTIP pursuant to which the payments to eight senior officers were calculated. The board, the affected officers (two of whom have retired from FPL Group), and their respective legal counsel are discussing resolution of the issue. Any change from the original interpretation could result in a repayment to FPL Group of up to approximately $9 million.

In February 2003, Donald E. and Judith B. Phillips filed suit against FPL Group (as nominal defendant); all its current directors (except James L. Camaren and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Paul J. Evanson, Lewis Hay III, Dennis P. Coyle and Lawrence J. Kelleher. The lawsuit alleges that the proxy statements relating to shareholder approval of FPL Group's LTIP and FPL Group's proposed, but unconsummated, merger with Entergy were false and misleading because they did not affirmatively state that payments made to certain officers under FPL Group's LTIP upon shareholder approval of the merger would be retained by the officers even if the merger with Entergy was not consummated and did not state that under some circumstances payments made pursuant to FPL Group's LTIP might not be deductible by FPL Group for federal income tax purposes. It also alleges that FPL Group's LTIP required either consummation of the merger as a condition to the payments or the return of the payments if the transaction did not close, and that the actions of the director defendants in approving the proxy statements, causing the payments to be made, and failing to demand their return constitute corporate waste. The plaintiffs seek to have the shareholder votes approving FPL Group's LTIP and the merger declared null and void, the return to FPL Group of $62 million of payments received by the officers, compensatory damages of $92 million (including the $62 million of payments received by the officers) from all defendants (except FPL Group) and attorney's fees.

In February 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the Florida district court alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant. The complaint includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations. The plaintiffs seek damages in excess of $1 million.

In March 2003, James J. and Lori Bradstreet brought an action on behalf of themselves and their son, Matthew Bradstreet, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, the American Dental Association, the Florida Dental Association, FPL and the Orlando Utilities Commission (OUC), alleging that their son has suffered toxic neurological effects from mercury poisoning. The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL and OUC power plants in Florida, including Brevard County. The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions. The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship. No amount of damages is specified. FPL has not yet responded to the complaint but expects to do so in the near future.

FPL Group and FPL believe that they have meritorious defenses to the pending litigation discussed above and are vigorously defending the lawsuits. Management does not anticipate that the liabilities, if any, arising from the proceedings would have a material adverse effect on the financial statements.

In addition to those legal proceedings discussed herein, FPL Group and its subsidiaries, including FPL, are involved in a number of other legal proceedings and claims in the ordinary course of their businesses. While management is unable to predict with certainty the outcome of these other legal proceedings and claims, it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements.

Other Contingencies - In connection with the redemption in 1999 of its one-third ownership interest in Olympus Communications, L.P. (Olympus), an indirect subsidiary of FPL Group holds a note receivable from a limited partnership, of which Olympus is a general partner. The note receivable is secured by a pledge of the redeemed ownership interest. Olympus is an indirect subsidiary of Adelphia Communications Corp. (Adelphia). In June 2002, Adelphia and a number of its subsidiaries, including Olympus, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11). The note receivable plus accrued interest totaled approximately $127 million at December 31, 2002 and are included in other investments on FPL Group's consolidated balance sheets. The note was due on July 1, 2002 and is currently in default.

Based on the most recent publicly available financial information set forth in Olympus' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, total assets of Olympus exceeded liabilities by approximately $3.6 billion and Olympus served 1,787,000 basic subscribers. Olympus has not filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 or its subsequent Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (SEC), and consequently the September 30, 2001 financial information may not be indicative of Olympus' current financial position. In July 2002, the SEC filed suit against Adelphia and certain of its officers alleging that Adelphia fraudulently excluded billions of dollars of debt from its financial statements, misstated its financial and operating results and concealed rampant self-dealing by the Rigas family, which controlled Adelphia. Pursuant to a bankruptcy court order, Olympus is required to file with the court updated financial information. After a number of motions to extend being granted by the Court, updated financial information is now required to be filed by June 23, 2003.

In August 2002, an affidavit was filed in the bankruptcy court proceedings by a director of Lazard Freres & Co. LLC stating that, based on his analysis, the market value of FPL Group's secured interest in Olympus exceeded the carrying value of the note receivable plus accrued interest. In February 2003, FPL Group obtained an evaluation of the Olympus assets from an independent third party. The results of the evaluation, which was based on the limited information available, indicated that there is no impairment. However, the ultimate collectibility of the note receivable cannot be assured. FPL Group will continue to monitor these developments.

FPL Energy owns a 50% interest in two wind projects that are qualifying facilities under the Public Utility Regulatory Policies Act of 1978, as amended (PURPA) and sell 100% of their output to Southern California Edison (SCE). The projects' qualifying facility status is based on an application filed by FPL Energy's partner in the projects. FERC regulations preclude more than 50% of the equity in qualifying facilities to be owned directly or indirectly by utilities or utility holding companies. However, the ownership restriction does not apply to utility holding companies that are exempt from the Public Utility Holding Company Act of 1935, as amended (Holding Company Act) under section 3(a)(3) or 3(a)(5). FPL Energy and its partner both are utility holding companies, but its partner currently has exemptions from the Holding Company Act under both section 3(a)(3) and 3(a)(5). Thus, FPL Energy and its partner currently satisfy the 50% ownership test of PURPA. SCE has filed a motion with the SEC requesting that the SEC revoke the Holding Company Act exemptions currently held by FPL Energy's partner prospectively, as well as retroactively, on the basis that the Holding Company Act exemption applications filed by FPL Energy's partner were not filed in good faith. On February 6, 2003, an administrative law judge issued a decision revoking FPL Energy's partner's exemptions from the Holding Company Act. FPL Energy's partner has filed for an appeal of this decision with the SEC. On February 27, 2003, in response to the administrative law judge's decision, FPL Energy's partner transferred the ownership of its affiliates, which are partners in the partnership, to a trust with an independent non-utility trustee. The partnerships plan to apply with the FERC for recertification of the facilities as qualifying facilities under the new ownership arrangements. In addition, on October 24, 2002, the FERC issued an Order Initiating Investigation and Hearing on the issue of whether three facilities, including the two wind projects described above and a third in which FPL Energy has no interest, satisfied statutory and regulatory requirements for qualifying facility status following the 1997 transfer of ownership interests in the facilities from FPL Energy's partner to a third party. This investigation resulted in a tentative settlement with SCE. The tentative settlement, if approved by the FERC and the California Public Utilities Commission, would result in the facilities no longer having to satisfy qualifying facility ownership requirements and would not materially affect FPL Energy's results of operations. If the SEC upholds the administrative law judge's decision, the FERC rejects the recertification application and/or FPL Energy or its partner did not take appropriate remedial steps, the projects could lose their qualifying facility status, the settlement with SCE might not be consummated and SCE could seek to terminate its long-term power sales agreements with the partnerships. If the long-term power sales agreements were terminated, the projects would have to sell their output into the marketplace. FPL Energy recorded a charge in 2002 associated with these regulatory issues of approximately $17 million ($10 million after tax), which is included in equity in earnings of equity method investees in FPL Group's consolidated statements of income. At December 31, 2002, FPL Energy's net investment in these two wind projects totaled approximately $14 million, which is included in other investments and other current assets on FPL Group's consolidated balance sheets.

Subsidiaries of FPL Group, other than FPL, have investments in several leveraged leases, two of which are with MCI Telecommunications Corporation (MCI). In July 2002, MCI filed for bankruptcy protection under Chapter 11. Due to the uncertainty of collectibility associated with these leveraged leases, FPL Group recorded reserves totaling $48 million ($30 million after tax) in 2002.

18. Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a non-rate regulated energy generating subsidiary. Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries. FPL Group's operating revenues derived from the sale of electricity represented approximately 96%, 97% and 97% of FPL Group's operating revenues in 2002, 2001 and 2000, respectively. Less than 1% of operating revenues were from foreign sources for each of the three years ended December 31, 2002. At December 31, 2002 and 2001, less than 1% of long-lived assets were located in foreign countries.

FPL Group's segment information is as follows:

	2002				2001				2000

	FPL	FPL Energy(a)	Corp. and Other	Total	FPL	FPL Energy(a)	Corp. and Other	Total	FPL	FPL Energy(a)	Corp. and Other	Total

	(millions)

Operating revenues	$7,378	$829	$104	$8,311	$7,477	$720	$129	$8,326	$6,361	$612	$89	$7,062
Operating expenses	$6,052	$842	$189	$7,083	$6,200	$609	$121	$6,930	$5,210	$514	$98	$5,822
Interest charges	$166	$86	$59	$311	$187	$74	$63	$324	$176	$67	$35	$278
Depreciation and
amortization	$831	$107	$14	$952	$898	$77	$8	$983	$975	$50	$7	$1,032
Equity in earnings of
equity method
investees	$-	$76	$-	$76	$-	$81	$-	$81	$-	$45	$-	$45
Income tax expense
(benefit)	$413	$(54)	$(115) (d)	$244	$383	$25	$(29)	$379	$341	$36	$(41)	$336
Income (loss) before
cumulative effect of
change in accounting
principle (b) (c)	$717	$53	$(75)	$695	$679	$113	$(11)	$781	$607	$82	$15	$704
Cumulative effect of
adopting FAS 142,
net of income taxes	$-	$(222) (e)	$-	$(222)	$-	$-	$-	$-	$-	$-	$-	$-
Net income (loss) (b) (c)	$717	$(169)	$(75)	$473	$679	$113	$(11)	$781	$607	$82	$15	$704
Significant noncash
investing and
financing activities	$74	$-	$111	$185	$70	$-	$-	$70	$(57)	$-	$100	$43
Capital expenditures
and investments	$1,256	$2,103	$(99)	$3,260	$1,154	$1,977	$131	$3,262	$1,299	$507	$90	$1,896
Total assets	$12,637	$6,358	$795	$19,790	$11,924	$4,957	$582	$17,463	$12,020	$2,679	$601	$15,300
Investment in equity
method investees	$-	$310	$-	$310	$-	$276	$-	$276	$-	$196	$-	$196
_____________________
(a)			FPL Energy's interest charges are based on an assumed capital structure of 50% debt for operating projects and 100% debt for projects under construction.
(b)

Includes merger-related expense recognized in 2001 and 2000 totaling $19 million after tax and $41 million after tax, respectively, of which $16 million and $38 million was recognized by FPL, none and $1 million by FPL Energy and $3 million and $2 million by Corporate and Other (see Note 9).

(c)

Includes, in 2002, restructuring and other charges of $73 million after tax at FPL Energy, restructuring and impairment charges of $64 million after tax at FPL FiberNet and a reserve for leveraged leases of $30 million after tax at Corporate and Other.

(d)			Includes favorable settlement of litigation with the IRS for which a net tax benefit of $30 million was recognized.
(e)			See Note 7.

19. Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL. The majority of FPL Group Capital's debt, including its debentures, are fully and unconditionally guaranteed by FPL Group. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Year Ended December 31, 2002				Year Ended December 31, 2001				Year Ended December 31, 2000

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$932	$7,379	$8,311	$-	$850	$7,476	$8,326	$-	$701	$6,361	$7,062
Operating expenses	(5)	(1,031)	(6,047)	(7,083)	-	(730)	(6,200)	(6,930)	-	(612)	(5,210)	(5,822)
Interest charges	(28)	(144)	(139)	(311)	(29)	(136)	(159)	(324)	(31)	(102)	(145)	(278)
Other income (de-
ductions) - net	488	84	(550)	22	788	147	(847)	88	726	135	(783)	78

Income before
income taxes	455	(159)	643	939	759	131	270	1,160	695	122	223	1,040
Income tax expense
(benefit)	(18)	(151)	413	244	(22)	18	383	379	(9)	4	341	336

Net income (loss) before
cumulative effect of
change in accounting
principle	473	(8)	230	695	781	113	(113)	781	704	118	(118)	704
Cumulative effect of
adopting FAS 142,
net of income taxes	-	(222)	-	(222)	-	-	-	-	-	-	-	-

Net income (loss)	$473	$(230)	$230	$473	$781	$113	$(113)	$781	$704	$118	$(118)	$704

_____________________
(a)			Represents FPL and consolidating adjustments.
Condensed Consolidating Balance Sheets
	December 31, 2002				December 31, 2001

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$5,745	$20,760	$26,505	$-	$3,606	$19,782	$23,388
Less accumulated depreciation and amortization	-	(360)	(11,841)	(12,201)	-	(246)	(11,480)	(11,726)

Total property, plant and equipment - net	-	5,385	8,919	14,304	-	3,360	8,302	11,662

CURRENT ASSETS
Cash and cash equivalents	5	261	-	266	-	81	1	82
Receivables	460	269	136	865	7	442	331	780
Other	-	240	537	777	-	114	626	740

Total current assets	465	770	673	1,908	7	637	958	1,602

OTHER ASSETS
Investment in subsidiaries	6,221	-	(6,221)	-	6,485	-	(6,485)	-
Other	103	1,284	2,191	3,578	108	2,066	2,025	4,199

Total other assets	6,324	1,284	(4,030)	3,578	6,593	2,066	(4,460)	4,199

TOTAL ASSETS	$6,789	$7,439	$5,562	$19,790	$6,600	$6,063	$4,800	$17,463

CAPITALIZATION
Common shareholders' equity	$6,390	$839	$(839)	$6,390	$6,015	$1,040	$(1,040)	$6,015
Preferred stock of FPL without sinking fund
requirements	-	-	226	226	-	-	226	226
Long-term debt	-	3,426	2,364	5,790	-	2,279	2,579	4,858

Total capitalization	6,390	4,265	1,751	12,406	6,015	3,319	1,765	11,099

CURRENT LIABILITIES
Accounts payable and short-term debt	-	1,563	1,092	2,655	-	1,815	640	2,455
Other	17	812	427	1,256	201	284	699	1,184

Total current liabilities	17	2,375	1,519	3,911	201	2,099	1,339	3,639

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated deferred income taxes and
unamortized tax credits	(5)	412	1,333	1,740	-	513	1,017	1,530
Other	387	387	959	1,733	384	132	679	1,195

Total other liabilities and deferred credits	382	799	2,292	3,473	384	645	1,696	2,725

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$6,789	$7,439	$5,562	$19,790	$6,600	$6,063	$4,800	$17,463

_____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2002				Year Ended December 31, 2001				Year Ended December 31, 2000

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
NET CASH PROVIDED BY
(USED IN) OPERATING
ACTIVITIES	$426	$1,227	$685	$2,338	$769	$15	$1,158	$1,942	$959	$159	$(142)	$976

CASH FLOWS FROM
INVESTING ACTIVITIES
Capital expenditures
and independent power
investments	-	(2,004)	(1,256)	(3,260)	-	(2,105)	(1,154)	(3,259)	-	(595)	(1,299)	(1,894)
Capital contributions
to FPL Group Capital
and FPL	(350)	-	350	-	(400)	-	400	-	(418)	-	418	-
Other - net	3	88	(98)	(7)	(4)	69	(75)	(10)	3	54	(106)	(49)

Net cash used in
investing activities	(347)	(1,916)	(1,004)	(3,267)	(404)	(2,036)	(829)	(3,269)	(415)	(541)	(987)	(1,943)

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuances of long-
term debt	-	1,177	593	1,770	-	920	-	920	-	-	947	947
Retirements of
long-term debt	-	(32)	(765)	(797)	-	(21)	(66)	(87)	-	-	(515)	(515)
Increase (decrease)
in short-term debt	-	(276)	490	214	-	1,152	(328)	824	-	353	466	819
Capital contributions
from FPL Group	-	-	-	-	-	-	-	-	-	18	(18)	-
Issuances of common stock	378	-	-	378	-	-	-	-	-	-	-	-
Repurchases of
common stock	-	-	-	-	-	-	-	-	(150)	-	-	(150)
Dividends	(400)	-	-	(400)	(377)	-	-	(377)	(366)	(314)	314	(366)
Other - net	(52)	-	-	(52)	-	-	-	-	-	-	-	-

Net cash provided by
(used in) financing
activities	(74)	869	318	1,113	(377)	2,051	(394)	1,280	(516)	57	1,194	735

Net increase (decrease) in
cash and cash equivalents	5	180	(1)	184	(12)	30	(65)	(47)	28	(325)	65	(232)
Cash and cash equivalents
at beginning of year	-	81	1	82	12	51	66	129	(16)	376	1	361

Cash and cash equivalents
at end of year	$5	$261	$-	$266	$-	$81	$1	$82	$12	$51	$66	$129

_____________________
(a)				Represents FPL and consolidating adjustments.
20. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information is as follows:

	March 31 (a)			June 30 (a)			September 30 (a)			December 31 (a)

	(millions, except per share amounts)
FPL GROUP:
2002

Operating revenues	$1,771			$2,128			$2,353			$2,059
Operating income	$256			$409			$315	(c)		$248
Income before cumulative effect of a
change in accounting principle	$166	(b)		$250			$150	(c)		$129
Cumulative effect of adopting FAS 142	$(222)			$-			$-			$-
Net income (loss)	$(56)	(b)		$250			$150	(c)		$129
Earnings per share before cumulative
effect of adopting FAS 142 (basic
and assuming dilution) (d)	$0.98	(b)		$1.46			$0.85	(c)		$0.73
Cumulative effect of adopting FAS 142 (d)	$(1.31)			$-			$-			$-
Earnings (loss) per share (basic and
assuming dilution) (d)	$(0.33)	(b)		$1.46			$0.85	(c)		$0.73
Dividends per share	$0.58			$0.58			$0.58			$0.58
High-low common stock sales prices	$60.10	-	51.13	$65.31	-	56.30	$60.08	-	45.00	$61.40	-	48.35

2001

Operating revenues	$1,903			$2,129			$2,490			$1,804
Operating income	$240	(e)		$380			$543			$233
Net income	$110	(e)		$219			$334			$118
Earnings per share (basic and
assuming dilution (d)	$0.65	(e)		$1.30			$1.98			$0.70
Dividends per share	$0.56			$0.56			$0.56			$0.56
High-low common stock sales prices	$71.63	-	54.81	$63.15	-	54.55	$60.50	-	51.21	$57.28	-	52.16

FPL:
2002

Operating revenues	$1,538			$1,921			$2,144			$1,775
Operating income	$164			$252			$329			$157
Net income	$122			$209			$288			$113
Net income available to FPL Group	$118			$205			$284			$110

2001

Operating revenues	$1,647			$1,935			$2,272			$1,623
Operating income	$156	(e)		$233			$338			$157
Net income	$101	(e)		$186			$294			$113
Net income available to FPL Group	$97	(e)		$182			$290			$110
_____________________
(a)

In the opinion of FPL Group and FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made. Results of operations for an interim period may not give a true indication of results for the year.

(b)			Includes a gain from an income tax settlement.
(c)			Includes restructuring, impairment and/or other charges.
(d)			The sum of the quarterly amounts may not equal the total for the year due to rounding and changes in weighted-average number of common shares outstanding.
(e)			Includes merger-related expenses.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
PART III
Item 10. Directors and Executive Officers of the Registrants

FPL Group - The information required by this item will be included in FPL Group's Proxy Statement which will be filed with the SEC in connection with the 2003 Annual Meeting of Shareholders (FPL Group's Proxy Statement) and is incorporated herein by reference, or is included in Item I. Business - Executive Officers of the Registrants.

FPL DIRECTORS(a)
Dennis P. Coyle. Mr. Coyle, 64, is general counsel and secretary of FPL and FPL Group. He is a director of Adelphia Communications Corporation. Mr. Coyle has been a director of FPL since 1990.

Moray P. Dewhurst.  Mr. Dewhurst, 48, is senior vice president, finance and chief financial officer of FPL and vice president, finance and chief financial officer of FPL Group. Mr. Dewhurst has been a director of FPL since 2001.

Paul J. Evanson. Mr. Evanson, 61, is president of FPL. He is a director of Lynch Interactive Corporation. Mr. Evanson has been a director of FPL since 1992 and a director of FPL Group since 1995.

Lewis Hay III.  Mr. Hay, 47, is chairman and chief executive officer of FPL and chairman, chief executive officer and president of FPL Group. He is a director of Harris Corporation. Mr. Hay has been a director of FPL and FPL Group since 2001.

Lawrence J. Kelleher.  Mr. Kelleher, 55, is senior vice president, human resources and corporate services of FPL and vice president, human resources of FPL Group. Mr. Kelleher has been a director of FPL since 1990.

Armando J. Olivera. Mr. Olivera, 53, is senior vice president, power systems of FPL. Mr. Olivera has been a director of FPL since 1999.
Antonio Rodriguez. Mr. Rodriguez, 60, is senior vice president, power generation division of FPL. Mr. Rodriguez has been a director of FPL since 1999.
John A. Stall. Mr. Stall, 48, is senior vice president, nuclear division of FPL. Mr. Stall has been a director of FPL since 2001.
_____________________
(a)

Directors are elected annually and serve until their resignation, removal or until their respective successors are elected. Each director's business experience during the past five years is noted either here or in the Executive Officers table in Item 1. Business - Executive Officers of the Registrants.

Item 11. Executive Compensation

FPL Group - The information required by this item will be included in FPL Group's Proxy Statement and is incorporated herein by reference, provided that the Compensation Committee Report, the Audit Committee Report (to the extent permitted by the rules of the SEC) and Performance Graphs which are contained in FPL Group's Proxy Statement shall not be deemed to be incorporated herein by reference.

FPL - The following table sets forth FPL's portion of the compensation paid during the past three years to FPL's chief executive officer and the other four most highly-compensated persons who served as executive officers of FPL at December 31, 2002.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation

Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awards(a)	Securities Underlying Options (#)	LTIP Payouts(b)	All Other Compensa- tion(c)

Lewis Hay III (d)	2002	$781,176	$991,312	$17,945	$525,696	66,578	$805,584	$19,615
Chairman of the Board and Chief	2001	254,264	522,806	6,435	1,116,930	180,500	-	7,059
Executive Officer of FPL and	2000	298,705	231,675	9,957	-	-	4,859,143	11,059
Chairman of the Board, President
and Chief Executive Officer of
FPL Group

Paul J. Evanson	2002	724,200	663,700	14,986	493,500	75,000	1,937,523	11,643
President of FPL	2001	693,000	1,652,207	11,113	1,157,250	150,000	-	11,174
	2000	660,000	660,700	11,105	-	-	10,395,654	8,544

Moray P. Dewhurst (e)	2002	401,240	377,983	14,730	233,643	44,385	362,229	8,624
Senior Vice President, Finance	2001	163,443	366,780	22,672	999,068	90,250	-	2,306
and Chief Financial Officer of	2000	-	-	-	-	-	-	-
FPL and Vice President, Finance
and Chief Financial Officer of
FPL Group

Dennis P. Coyle	2002	430,179	271,015	13,952	350,464	44,385	888,765	8,922
General Counsel and	2001	418,489	772,302	11,268	835,535	90,250	-	8,372
Secretary of FPL	2000	410,640	310,045	8,487	-	-	5,892,417	7,900
and FPL Group

Lawrence J. Kelleher	2002	332,355	240,922	13,225	584,107	44,385	702,635	10,724
Senior Vice President,	2001	323,366	600,855	10,169	1,392,558	90,250	-	10,511
Human Resources and	2000	316,680	240,723	11,952	-	-	5,757,767	7,616
Corporate Services of
FPL and Vice President,
Human Resources of
FPL Group
_____________________
(a)

At December 31, 2002, Mr. Hay held 29,166 shares of restricted common stock with a value of $1,753,752, of which 11,250 shares were granted in 2002 and 17,916 were granted in 2001 and vest as to 18,333 shares in 2003, 7,083 shares in 2004 and 3,750 shares in 2005; Mr. Evanson held 18,750 shares of restricted common stock with a value of $1,127,438, of which 9,375 shares were granted in each of years 2002 and 2001 and vest as to 12,500 shares in 2003 and 3,125 shares in each of years 2004 and 2005; Mr. Dewhurst held 20,000 shares of restricted common stock with a value of $1,202,600, of which 5,000 shares were granted in 2002 and 15,000 shares were granted in 2001 and vest as to 6,666 shares in 2003 and 6,667 shares in each of years 2004 and 2005; Mr. Coyle held 15,000 shares of restricted common stock with a value of $901,950, of which 7,500 shares were granted in each of years 2002 and 2001 and vest as to 10,000 shares in 2003 and 2,500 shares in each of years 2004 and 2005; and Mr. Kelleher held 25,000 shares of restricted common stock with a value of $1,503,250, of which 12,500 shares were granted in each of years 2002 and 2001 and vest as to 16,666 shares in 2003 and 4,167 shares in each of years 2004 and 2005. Dividends at normal rates are paid on restricted common stock.

(b)

For 2002, payouts of vested shareholder value awards were made in cash and payouts of vested performance share awards were made in a combination of cash (for payment of income taxes) and shares of FPL Group common stock, valued at the closing price on the date payouts were approved. Messrs. Evanson and Dewhurst deferred their performance share award payouts under FPL Group's Deferred Compensation Plan. For 2001, payouts were based on a performance period of one fiscal year and, in accordance with SEC rules, are reported for 2001 under the "Bonus" column of this table. For 2000, upon a change of control as defined in the FPL Group, Inc. Long Term Incentive Plan 1994, on December 15, 2000, all performance criteria of performance-based awards, restricted stock and other stock-based awards held by executive officers were deemed fully achieved and all such awards were deemed fully earned and vested. The performance criteria of performance-based awards were waived and the awards were paid out using an assumption of maximum performance for the named officers.

(c)

For 2002, represents employer matching contributions to thrift plans of $9,500 for Mr. Evanson and $8,433 for each of the other named officers, and employer contributions for life insurance as follows: Mr. Hay $11,182, Mr. Evanson $2,143, Mr. Dewhurst $191, Mr. Coyle $489 and Mr. Kelleher $2,291.

(d)

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

(e)		Mr. Dewhurst was appointed vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL in July 2001.

Long Term Incentive Plan Awards - In 2002, performance share awards, shareholder value awards, and non-qualified stock option awards under FPL Group's Amended and Restated Long Term Incentive Plan were made to the executive officers named in the Summary Compensation Table as set forth in the following tables.

Performance Share Awards

Name	Number of Shares	Performance Period Until Payout			Estimated Future Payouts Under Non-Stock Price-Based Plans

					Target #	Maximum #

Lewis Hay III	18,705	1/1/02	-	12/31/05	18,705	29,928
Paul J. Evanson	9,796	1/1/02	-	12/31/05	9,796	15,674
Moray P. Dewhurst	5,241	1/1/02	-	12/31/05	5,241	8,386
Dennis P. Coyle	5,619	1/1/02	-	12/31/05	5,619	8,990
Lawrence J. Kelleher	4,341	1/1/02	-	12/31/05	4,341	6,946

The performance share awards in the preceding table are, under normal circumstances, payable at the end of the performance period indicated. The amount of the payout is determined by multiplying the participant's target number of shares by his average level of attainment, expressed as a percentage, which may not exceed 160%, of his targeted awards under the Annual Incentive Plans for each of the years encompassed by the award period. Annual Incentive Compensation is based on the attainment of net income goals for FPL and FPL Group, which are established by the Compensation Committee of FPL Group's Board of Directors (the Committee) at the beginning of the year, and adjusted for specified items including any changes in accounting principles, any changes in the mark-to-market value of non-managed hedges, and certain charges or gains (adjusted net income). The amounts earned on the basis of this performance measure are subject to reduction based on the degree of achievement of other corporate and business unit performance measures, and in the discretion of the Committee. FPL's portion of the performance share award payouts for the performance period ended December 31, 2002 is included in the Summary Compensation Table herein in the column entitled "LTIP Payouts." Mr. Hay's annual incentive compensation for 2002 was based on the achievement of FPL Group's adjusted net income goals and the following performance measures for FPL (weighted 75%) and the non-utility and/or new businesses (weighted 25%) and upon certain qualitative factors. For FPL, the incentive performance measures were financial indicators (weighted 50%) and operating indicators (weighted 50%). The financial indicators were operations and maintenance costs, capital expenditure levels, adjusted net income, regulatory return on equity and operating cash flow. The operating indicators were service reliability as measured by the frequency and duration of service interruptions and service unavailability; system performance as measured by availability factors for the fossil power plants and an industry index for the nuclear power plants; employee safety; number of significant environmental violations; customer satisfaction survey results; load management installed capability; and conservation programs' annual installed capacity. For the non-utility and/or new businesses, the performance measures included total combined return on equity; non-utility adjusted net income and return on equity; corporate and other net income; employee safety; and number of significant environmental violations. The qualitative factors included measures to position FPL Group for increased competition and initiating other actions that significantly strengthen FPL Group and enhance shareholder value.

Shareholder Value Awards

Name	Number of Shares	Performance Period Until Payout			Estimated Future Payouts Under Non-Stock Price-Based Plans

					Target #	Maximum #

Lewis Hay III	12,754	1/1/02	-	12/31/04	12,754	20,406
Paul J. Evanson	8,397	1/1/02	-	12/31/04	8,397	13,435
Moray P. Dewhurst	3,930	1/1/02	-	12/31/04	3,930	6,288
Dennis P. Coyle	4,214	1/1/02	-	12/31/04	4,214	6,742
Lawrence J. Kelleher	3,256	1/1/02	-	12/31/04	3,256	5,210

The shareholder value awards in the preceding table are, under normal circumstances, payable at the end of the performance period indicated. The amount of the payout is determined by multiplying the participant's target number of shares by a factor derived by comparing the annual total shareholder return of FPL Group (price appreciation or depreciation of FPL Group common stock plus dividends) to the total shareholder return of the Standard & Poor's Electric Companies Index companies over the performance period. The payout may not exceed 160% of targeted awards. FPL's portion of the shareholder value award payouts for the performance period ended December 31, 2002, which were at the maximum payout level, are listed in the Summary Compensation Table herein in the column entitled "LTIP Payouts."

Option Grants in Last Fiscal Year

	Individual Grants

Name	Number of Securities Underlying Options Granted (a)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price per Share	Expiration Date	Grant Date Present Value(b)

Lewis Hay III	75,000	4.5%	$52.64	2/11/2012	$670,500
Paul J. Evanson	75,000	4.5%	52.64	2/11/2012	670,500
Moray P. Dewhurst	50,000	3.0%	52.64	2/11/2012	447,000
Dennis P. Coyle	50,000	3.0%	52.64	2/11/2012	447,000
Lawrence J. Kelleher	50,000	3.0%	52.64	2/11/2012	447,000
_____________________
a)

Options granted are non-qualified stock options. All stock options will become exercisable 33.3% per year and be fully exercisable after three years. All options were granted at an exercise price per share of 100% of the fair market value of FPL Group common stock on the date of grant.

(b)

The hypothetical values shown were calculated using the Black-Scholes option pricing model, based on the following assumptions. For all options, the volatility rate is equal to 19.16% and the dividend yield (representing the current per share annualized dividends divided by the annualized fair market value of the common stock) is equal to 4.05%. The risk-free interest rate is equal to 4.93%, based on the interest rate on an U.S. Treasury zero-coupon bond on the date of grant with a maturity corresponding to the estimated time until exercise of seven years. The values do not take into account risk factors such as non-transferability or risk of forfeiture.

The preceding table sets forth information concerning individual grants of common stock options during fiscal year 2002 to the executive officers named in the Summary Compensation Table. FPL's portion of such awards is also listed in the Summary Compensation Table herein in the column entitled "Securities Underlying Options."

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End

Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Lewis Hay III	0	0	91,667	183,333	$79,668	$721,082
Paul J. Evanson	0	0	75,000	150,000	0	561,750
Moray P. Dewhurst	0	0	25,000	125,000	119,500	733,000
Dennis P. Coyle	0	0	50,000	100,000	0	374,500
Lawrence J. Kelleher	0	0	50,000	100,000	0	374,500

The preceding table sets forth information, with respect to the named officers, concerning the exercise of stock options during the fiscal year and unexercised options held at the end of the fiscal year. The named officers did not exercise any stock options during 2002. All the exercisable and unexercisable options shown in the preceding table were granted in 2001 and 2002. At December 31, 2002, the fair market value of the underlying securities (based on the closing share price of FPL Group common stock reported on the New York Stock Exchange) was $60.13 per share, and did not exceed the exercise price of the options, except for (i) 16,667 and 25,000 exercisable options held by Messrs. Hay and Dewhurst, respectively, and (ii) 108,333; 75,000; 125,000; 50,000; and 50,000 unexercisable options held by Messrs. Hay, Evanson, Dewhurst, Coyle and Kelleher, respectively.

Retirement Plans - FPL Group maintains a non-contributory defined benefit pension plan and a supplemental executive retirement plan (SERP). The FPL Group Employee Pension Plan and SERP were amended to a cash balance style plan effective April 1, 1997. Employees who were SERP participants on that date were not affected by the change, however. The following table shows the estimated annual benefits to employees not affected by the change, which includes all of the executive officers named in the Summary Compensation Table except Messrs. Hay and Dewhurst. Benefits are calculated on a straight-line annuity basis, payable assuming retirement in 2002 at age 65 after the indicated years of service.

Pension Plan Table
	Eligible Average Annual Compensation (a)	Years of Service

		10	20	30	40	50

	$300,000	$58,470	$116,927	$145,397	$153,721	$156,109
	400,000	78,470	156,927	195,397	206,221	208,609
	500,000	98,470	196,927	245,397	258,721	261,109
	600,000	118,470	236,927	295,397	311,221	313,609
	700,000	138,470	276,927	345,397	363,721	366,109
	800,000	158,470	316,927	395,397	416,221	418,609
	900,000	178,470	356,927	445,397	468,721	471,109
	1,000,000	198,470	396,927	495,397	521,221	523,609
	1,100,000	218,470	436,927	545,397	573,721	576,109
	1,200,000	238,470	476,927	595,397	626,221	628,609
	1,300,000	258,470	516,927	645,397	678,721	681,109
	1,400,000	278,470	556,927	695,397	731,221	733,609
	1,500,000	298,470	596,927	745,397	783,721	786,109
	1,600,000	318,470	636,927	795,397	836,221	838,609
	1,700,000	338,470	676,927	845,397	888,721	891,109
_____________________
(a)

The maximum eligible average annual compensation shown in the table is based on 120% of the 2002 pensionable earnings (which includes annual salary and bonus as shown on the Summary Compensation Table) for the highest compensated named officer covered by the non-contributory defined benefit pension plan and SERP and not affected by the change to a cash balance style plan, which is Mr. Evanson.

The compensation covered by the plans includes the 2002 annual salaries and bonus of the executive officers named in the above Summary Compensation Table, but no other amounts shown in the table. Estimated credited years of service for those named executive officers who participate in the plans are: Mr. Evanson, 10 years; Mr. Coyle, 13 years and Mr. Kelleher, 35 years. The total FPL Group covered 2002 compensation for Messrs. Coyle and Kelleher, including FPL's portion, was $789,900 and $645,800, respectively. Amounts shown in the pension plan table reflect deductions to partially cover employer contributions to social security. A supplemental retirement plan for Mr. Coyle provides for benefits based on two times his credited years of service. A supplemental retirement plan for Mr. Evanson provides for benefits based on two times his credited years of service up to age 65 and one times his credited years of service thereafter.

Under the cash balance benefit formula, credits are accumulated in an employee's account and are determined as a percentage of the employee's monthly covered earnings in accordance with the following formula:

	Years of Service	Percent of Compensation

	0-5	4.5%
	5 or more	6.0%

In addition, the employee's account is credited quarterly with interest at an annual rate that is based upon the yield on one-year Treasury Constant Maturities. A higher rate can be provided at FPL Group's discretion and was so provided in 2002. Benefits under the cash balance benefit formula are not reduced for employer contributions to social security or other offset amounts.

Mr. Hay and Mr. Dewhurst are the only named executive officers covered by the cash balance style plan. Benefits under the plan are based upon annual salary and awards under the annual incentive plan (FPL's portion of which is included in the "Bonus" column of the Summary Compensation Table). The estimated age 65 annual retirement benefit payable under that plan, based upon total covered compensation from FPL Group and subsidiaries, including FPL, which was included in their 2002 taxable income (expressed as a joint and 50% survivor benefit) is $349,190 for Mr. Hay and $134,455 for Mr. Dewhurst. This estimate assumes their FPL Group 2002 pensionable earnings increase annually (salary by 3.5% per year, and annual incentive awards equal to 112% of salary for Mr. Hay and 87% of salary for Mr. Dewhurst) until age 65 (year 2020 for each officer) and a cash balance interest crediting rate of 5.0%. The estimated age 65 cash balance account was converted to an annuity based on a 5.08% discount rate and 1994 GAR unisex mortality.

A supplemental retirement plan for Mr. Hay provides a benefit equal to 65% of Mr. Hay's highest average annual compensation (annual salary plus annual incentive award) for the three consecutive calendar year periods out of the four consecutive calendar year period ending with the calendar year in which he retires (final average pay), reduced by the then annual amount of a joint and 50% survivor benefit (which is the actuarial equivalent of the benefits to which he is entitled under the non-contributory defined benefit pension plan and the SERP). If Mr. Hay terminates his employment prior to age 65, the benefit will be reduced on a pro rata basis if he fails to complete at least fifteen years of service with FPL Group or its subsidiaries, including FPL, and it will be further reduced on an actuarial basis as a result of its early distribution. The plan provides a minimum annual joint and 50% survivor benefit (50% of final average pay) payable to Mr. Hay and his surviving spouse upon his termination of employment with FPL Group and its subsidiaries on his normal retirement age (age 65), reduced on an actuarial basis if he terminates before that age. Under the supplemental plan, Mr. Hay's estimated age 65 annual retirement benefit (expressed as a joint and 50% survivor benefit, and calculated based on the same covered compensation and the same assumed increases in pensionable earnings as described in the preceding paragraph) would be increased, over the estimate described above for cash balance style plan and SERP benefits, by approximately $1,703,944.

FPL Group sponsors a split-dollar life insurance plan for certain of FPL's and FPL Group's senior officers, including the FPL executive officers named in the Summary Compensation Table except Mr. Dewhurst. Benefits under the split-dollar plan are provided by universal life insurance policies purchased by FPL Group. If the officer dies prior to retirement (defined to include age plus years of service), or for Mr. Kelleher during employment or after retirement but prior to age 65, the officer's beneficiaries generally receive two and one-half times the officer's annual salary at the time of death. If the officer dies after retirement, or for Mr. Kelleher on or after 65, but before termination of his split-dollar agreement, the officer's beneficiaries receive a percentage of the officer's final annual salary (100% to 180% depending upon age at time of death for Mr. Kelleher and 50% for the other named executive officers who participate in the plan). Upon termination of the agreement after 10 years, at age 65 or termination of employment which qualifies as retirement, whichever is later, the life insurance policies will be assigned to the officer or his beneficiary. Each officer is taxable on the insurance carrier's one-year term rate for his life insurance coverage.

Employment Agreements

2000 Agreements - On December 15, 2000, when FPL Group's shareholders approved a proposed merger with Entergy, previously-existing employment agreements between FPL Group and certain officers, including the individuals named in the Summary Compensation Table except for Mr. Dewhurst, became effective (the 2000 Agreements). The 2000 Agreements provide that the officer shall be employed by FPL Group or its affiliates for a period of four years in a position at least commensurate with his position with FPL Group and/or its affiliates in December 2000. During the employment period, the officer shall be paid an annual base salary at least equal to his annual base salary for 2000, with annual increases consistent with those awarded to other peer officers of FPL Group, but not less than the increases in the consumer price index; shall be paid an annual bonus at least equal to the highest bonus paid to him for any of the three years immediately preceding 2000; be given the opportunity to earn long-term incentive compensation at least as favorable as such opportunities given to other peer officers of FPL Group during 2000 or thereafter; and shall be entitled to participate in employee benefit plans providing benefits at least as favorable as those provided to other peer officers of FPL Group during 2000 or thereafter.

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

Amendments to 2000 Agreements - In February 2002, each of Messrs. Hay, Evanson, Coyle and Kelleher agreed to amend his 2000 Agreement, and, at the same time, enter into a new executive retention employment agreement with FPL Group (the 2002 Agreements). The definition of good reason contained in each 2000 Agreement was amended to provide FPL Group with greater flexibility to assign different duties and responsibilities to the named executive officers without triggering the officer's rights to terminate employment and be entitled to severance and other benefits. In order to avoid duplication of benefits, each 2000 Agreement was also amended to provide that if a change of control, as defined in the named executive officer's 2002 Agreement, occurs prior to the expiration of the 2000 Agreement, the 2000 Agreement will terminate and the 2002 Agreement will become effective.

2002 Agreements - Each of the individuals named in the Summary Compensation Table is a party to a 2002 Agreement with FPL Group. In the case of Messrs. Hay, Evanson, Coyle and Kelleher, if a change of control does not occur prior to the expiration of his 2000 Agreement, his 2002 Agreement will not become effective until the expiration of his 2000 Agreement and the subsequent occurrence of a potential change of control or a change of control, each as defined in the 2002 Agreement.

Change of control is defined in the 2002 Agreements as (i) the acquisition by any individual, entity, or group of 20% or more of either FPL Group's common stock or the combined voting power of FPL Group other than directly from FPL Group or pursuant to a merger or other business combination which does not itself constitute a change of control, (ii) the incumbent directors of FPL Group ceasing, for any reason, to constitute a majority of the board of directors, unless each director who was not an incumbent director was elected, or nominated for election, by a majority of the incumbent directors and directors subsequently so elected or appointed (excluding those elected as a result of an election contest), (iii) approval by shareholders or, if specified by the board of directors in the exercise of its discretion, consummation of a merger, sale of assets or other business combination as a result of which (x) the voting securities of FPL Group outstanding immediately prior to the transaction do not immediately following the transaction represent more than 60% of the common stock and the voting power of all voting securities of the resulting ultimate parent entity or (y) members of the board of directors of FPL Group constitute less than a majority of the members of the board of directors of the resulting ultimate parent entity, or there is no assurance that they, or their nominees, will constitute at least a majority of that board of directors for at least two years, or (iv) the shareholders approve the liquidation or dissolution of FPL Group. A potential change of control is defined as (i) announcement of an intention to take or consider taking actions which, if consummated or approved by shareholders, would constitute a change of control, or (ii) the acquisition by any individual, entity, or group of 15% or more of either the common stock or the combined voting power of FPL Group other than directly from FPL Group or pursuant to a merger or other business combination which does not itself constitute a change of control.

Once effective, each named executive officer's 2002 Agreement provides that he shall be employed by FPL Group for a period of three years in a position at least commensurate with his position with FPL Group in the ninety day period immediately preceding the effective date of the 2002 Agreement. During this three year employment period, each named executive officer shall be (i) paid an annual base salary at least equal to his annual base as in effect on the effective date, with annual increases consistent with those awarded to other peer officers of FPL Group, but not less than the increases in the consumer price index; (ii) paid an annual bonus (expressed as a percentage of his annual base salary) consistent with those of peer executives at FPL Group, but at least equal to the higher of (x) his targeted annual bonus for the then current fiscal year divided by his then current annual base salary or (y) the average percentage of his annual base salary (as in effect for the applicable years) that was paid or payable as an annual bonus for each of the three fiscal years preceding the fiscal year in which the effective date occurs (or, if higher, for each of the three fiscal years immediately preceding the fiscal year in which a change of control occurs, if a change of control occurs after the effective date); (iii) given the opportunity to earn long-term incentive compensation no less favorable than such opportunities given to him at any time during the 90 days preceding the effective date or, if more favorable, those provided at any time after the effective date to peer officers of FPL Group (but without duplication of awards granted in connection with the shareholder approval of the proposed merger with Entergy); and (iv) entitled to participate in savings, retirement and other employee benefit plans providing benefits no less favorable than those provided to him at any time during the 90 days preceding the effective date or, if more favorable, those provided at any time after the effective date to peer officers of FPL Group.

In the event of a change of control, each 2002 Agreement provides that (i) 50% of a named executive officer's outstanding performance stock-based awards (performance share awards and shareholder value awards) shall be vested and earned at an achievement level equal to the higher of (x) the targeted level of performance of each such award or (y) the average level (expressed as a percentage of target) of achievement in respect of similar awards maturing over the three fiscal years immediately prior to the year in which the change of control occurred; (ii) all other outstanding stock-based awards granted to the named executive officer shall be fully vested and earned; (iii) all options and other exercisable rights granted to the named executive officer shall become exercisable and vested; and (iv) the restrictions, deferral limitations and forfeiture conditions applicable to all outstanding awards granted to the named executive officer shall lapse and such awards shall be deemed fully vested. However, no awards which were granted in connection with the shareholder approval of the proposed merger with Entergy shall become vested, earned or exercisable under the 2002 Agreements as a result of a change of control.

A named executive officer will receive the remaining 50% of the outstanding performance stock-based awards (calculated in the same manner as described above) on the first anniversary of the change of control if he has remained employed by FPL Group or an affiliate through such date or upon an earlier termination of employment by FPL Group (except for death, disability or cause) or by the named executive officer for good reason (defined in the same manner as in the amended 2000 Agreement). Upon such a termination of employment following a change of control and during the employment period, the named executive officer is entitled to, among other things, a lump sum severance payment equal to three times the sum of his annual base salary plus his annual bonus; a payment in respect of three years of foregone supplemental retirement benefits; continued coverage under all employee benefit plans, and certain other benefits and perquisites, for three years; and a full gross-up in respect of any excise tax incurred as a result of the benefits received pursuant to the 2002 Agreement. Such amounts and benefits would also be provided if such a termination of a named executive officer occurs following a potential change of control and prior to an actual change of control, and during the employment period, except that 100% of the outstanding performance stock-based awards (calculated as described above) would be vested and earned, excluding any such awards granted in connection with the shareholder approval of the proposed merger with Entergy. In addition, each named executive officer will also receive a pro rata portion (based upon deemed employment until the end of the three year employment period) of each long term incentive compensation award granted to him on or after the date of the change of control; provided that he will not be eligible to receive any payment with respect to any non-vested portion of an award which was granted in connection with the shareholder approval of the proposed merger with Entergy.

Director Compensation - All of the directors of FPL are salaried employees of FPL Group and its subsidiaries and do not receive any additional compensation for serving as a director.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
FPL Group - The information required by this item relating to security ownership of certain beneficial owners will be included in FPL Group's Proxy Statement and is incorporated herein by reference.
FPL - FPL Group owns 100% of FPL's common stock. FPL's directors and executive officers beneficially own shares of FPL Group's common stock as follows:

	Name		Number of Shares(a)

	Dennis P. Coyle		190,341	(c)(d)(e)(f)
	Moray P. Dewhurst		75,116	(b)(c)(d)(e)
	Paul J. Evanson		294,258	(b)(c)(d)(e)
	Lewis Hay III		256,026	(b)(c)(d)(e)
	Lawrence J. Kelleher		191,134	(b)(c)(d)(e)
	Armando J. Olivera		103,904	(b)(c)(d)(e)
	Antonio Rodriguez		28,681	(b)(c)(d)(e)
	John A. Stall		38,162	(b)(c)(d)(e)
	All directors and executive officers as a group		1,207,536	(b)(c)(d)(e)(f)(g)
_____________________
(a)	Information is as of February 13, 2003. Unless otherwise indicated, each person has sole voting and sole investment power.
(b)

Includes 5,353; 72,287; 1,600; 15,709; 11,589; 4,385; and 5,579 share units of Messrs. Dewhurst, Evanson, Hay, Kelleher, Olivera, Rodriguez, and Stall, respectively, and a total of 122,331 share units for all directors and executive officers as a group under deferred compensation plans. Such units have no voting rights.

(c)

Includes 5,861; 523; 7,855; 2,239; 2,553; 454; 355; and 292 phantom shares for Messrs. Coyle, Dewhurst, Evanson, Hay, Kelleher, Olivera, Rodriguez, and Stall, respectively, and a total of 20,715 phantom shares for all directors and executive officers as a group, credited to a Supplemental Matching Contribution Account under the Supplemental Executive Retirement Plan. Phantom shares have no voting rights.

(d)

Includes 12,500; 23,334; 15,625; 25,416; 20,834; 13,334; 8,334; and 20,834 shares of restricted stock as to which Messrs. Coyle, Dewhurst, Evanson, Hay, Kelleher, Olivera, Rodriguez and Stall, respectively, and a total of 144,211 shares of restricted stock for all directors and executive officers as a group, which have voting but not investment power.

(e)

Includes options held by Messrs. Coyle, Dewhurst, Evanson, Hay, Kelleher, Olivera, Rodriguez and Stall to purchase 116,667; 41,667; 175,000; 191,667; 116,667; 58,334; 6,667; and 8,334 shares, respectively, and options to purchase a total of 720,003 shares for all directors and executive officers as a group.

(f)

Includes 25 shares owned by Mr. Coyle's wife, as to which Mr. Coyle disclaims beneficial ownership; and 20,610 shares owned by Coyle Holdings Limited Partnership, as to which Mr. Coyle disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(g)	Less than 1% of the FPL Group common stock outstanding.

Section 16(a) Beneficial Ownership Reporting Compliance - FPL's directors and executive officers are required to file initial reports of ownership and reports of changes of ownership of FPL Group common stock with the SEC. Based upon a review of these filings and written representations from FPL directors and executive officers, all required filings were timely made in 2002.

Equity Compensation Plan Information

All of FPL Group's equity compensation plans (as defined by applicable SEC regulations) have been approved by its shareholders. FPL Group's equity compensation plan information as of December 31, 2002 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (a) (c)

Equity compensation plans approved by security holders:
FPL Group's Long Term Incentive Plan	3,645,130	$57.29		4,316,101
_____________________
(a)	These shares are also available for issuance as restricted stock and as performance share awards.
Item 13. Certain Relationships and Related Transactions

FPL Group - The information required by this item will be included in FPL Group's Proxy Statement under a similar heading, if applicable, and under the headings Executive Compensation, Employment Agreements and Certain Retirement Benefits, and is incorporated herein by reference.

FPL - None
Item 14. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of filing this report, FPL Group and FPL performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

(b)	Changes in Internal Controls

There have been no significant changes in FPL Group's or FPL's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
			Page(s)
(a)	1.	Financial Statements

		Independent Auditors' Report	33
		FPL Group:
		Consolidated Statements of Income	34
		Consolidated Balance Sheets	35
		Consolidated Statements of Cash Flows	36
		Consolidated Statements of Shareholders' Equity	37

		FPL:
		Consolidated Statements of Income	38
		Consolidated Balance Sheets	39
		Consolidated Statements of Cash Flows	40
		Consolidated Statements of Shareholder's Equity	41
		Notes to Consolidated Financial Statements	42-70

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)
Exhibit Number	Description	FPL Group	FPL

*3(i)a	Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through December 17, 1990 (filed as Exhibit 4(a) to Post- Effective Amendment No. 5 to Form S-8, File No. 33-18669)	x
*3(i)b	Amendment to FPL Group's Restated Articles of Incorporation dated June 27, 1996 (filed as Exhibit 3 to Form 10-Q for the quarter ended June 30, 1996, File No. 1-8841)	x
*3(i)c	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
*3(i)d	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)	x	x
*3(ii)a	Bylaws of FPL Group as amended February 12, 2001 (filed as Exhibit 3(ii)a to Form 10-K for the year ended December 31, 2000, File No. 1-8841)	x
*3(ii)b	Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated May 1, 1992, File No. 1-3545)		x
*4(a)

Form of Rights Agreement, dated as of July 1, 1996, between FPL Group and EquiServe Trust Company, N.A. as successor to Fleet National Bank
(f/k/a The First National Bank of Boston), as Rights Agent (filed as Exhibit
4 to Form 8-K dated June 17, 1996, File No. 1-8841)

x
*4(b)

Second Amendment to Rights Agreement, dated as of December 26, 2002, between FPL Group and EquiServe Trust Company, N.A. as successor to
Fleet National Bank (f/k/a The First National Bank of Boston), as the Rights
Agent (filed as Exhibit 3 to Form 8-A/A dated January 3, 2003, File No. 1-8841)

x
*4(c)

Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and two Supplements thereto, between FPL and Deutsche Bank Trust
Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845;
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
and Exhibit 4(o), File No. 333-102169)

		x	x
*4(d)	Indenture, dated as of June 1, 1999, between FPL Group Capital and The Bank of New York, as Trustee (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
*4(e)	Guarantee Agreement between FPL Group (as Guarantor) and The Bank of New York (as Guarantee Trustee) dated as of June 1, 1999 (filed as Exhibit 4(b) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
*4(f)	Officer's Certificate of FPL Group Capital, dated June 29, 1999, creating the 6 7/8% Debentures, Series due June 1, 2004 (filed as Exhibit 4(c) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
*4(g)	Officer's Certificate of FPL Group Capital, dated June 29, 1999, creating the 7 3/8% Debentures, Series due June 1, 2009 (filed as Exhibit 4(d) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
*4(h)

Officer's Certificate of FPL Group Capital, dated September 7, 1999, creating the 7 5/8% Debentures, Series due September 15, 2006
(filed as Exhibit 4 to Form 10-Q for the quarter ended September 30,
1999, File No. 1-8841)

x
*4(i)

Officer's Certificate of FPL Group Capital, dated May 11, 2001, creating the 6 1/8% Debentures, Series due May 15, 2007 (filed as Exhibit 4 to
Form 10-Q for the quarter ended June 30, 2001, File No. 1-8841)

x
*4(j)

Officer's Certificate of FPL Group Capital, dated February 4, 2002, creating the Series A Debentures due February 16, 2007 (filed as Exhibit 4(j)
to Form 10-K for the year ended December 31, 2001, File No. 1-8841)

x
*4(k)

Purchase Contract Agreement, dated as of February 1, 2002, between
FPL Group and The Bank of New York, as Purchase Contract Agent
and Trustee (filed as Exhibit 4(k) to Form 10-K for the year ended
December 31, 2001, File No. 1-8841)

		x	x
*4(l)

Pledge Agreement, dated as of February 1, 2002, by and among FPL Group,
JPMorgan Chase Bank, as Collateral Agent, Custodial Agent and Securities
Intermediary, and The Bank of New York, as Purchase Contract Agent
(filed as Exhibit 4(l) to Form 10-K for the year ended December 31, 2001,
File No. 1-8841)

x
*4(m)

Officer's Certificate of FPL Group Capital, dated June 12, 2002, creating the Series B Debentures due February 16, 2008 (filed as Exhibit 4(a) to
Form 10-Q for the quarter ended June 30, 2002, File No. 1-8841)

x
*4(n)

Purchase Contract Agreement, dated as of June 1, 2002, between FPL Group and The Bank of New York, as Purchase Contract Agent and Trustee
(filed as Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 2002,
File No. 1-8841)

x
*4(o)

Pledge Agreement, dated as of June 1, 2002, by and among FPL Group,
JPMorgan Chase Bank, as Collateral Agent, Custodial Agent and
Securities Intermediary, and The Bank of New York, as Purchase Contract
Agent (filed as Exhibit 4(c) to Form 10-Q for the quarter ended
June 30, 2002, File No. 1-8841)

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
Exhibit 10(b) to Form 10-K for the year ended December 31, 1996, File
No. 1-8841)

		x	x
*10(e)	Supplemental Executive Retirement Plan for Dennis P. Coyle effective November 15, 1993 (filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 2000, File No. 1-8841)	x	x
*10(f)

Supplement to the FPL Group Supplemental Executive Retirement Plan
as it applies to Lewis Hay III effective March 22, 2002 (filed as Exhibit 10(g)
to Form 10-K for the year ended December 31, 2001, File No. 1-8841)

		x	x
10(g)	FPL Group Amended and Restated Long Term Incentive Plan, as amended and restated December 20, 2002	x	x
10(h)	Form of 2002 Annual Incentive Plan	x	x
10(i)	Form of Annual Incentive Plan	x	x
*10(j)	FPL Group Deferred Compensation Plan, amended and restated effective January 1, 2001 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2001, File No. 1-8841)	x	x
10(k)	FPL Group Deferred Compensation Plan, amended and restated effective January 1, 2003	x	x
*10(l)	FPL Group Executive Long Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(m)	Employment Agreement between FPL Group and Dennis P. Coyle, amended and restated as of May 10, 1999 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)	x	x
*10(n)	Employment Agreement between FPL Group and Paul J. Evanson, amended and restated as of May 10, 1999 (filed as Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)	x	x
*10(o)	Employment Agreement between FPL Group and Lewis Hay III, dated as of September 13, 1999 (filed as Exhibit 10(d) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)	x	x
*10(p)	Employment Agreement between FPL Group and Lawrence J. Kelleher, amended and restated as of May 10, 1999 (filed as Exhibit 10(e) to Form 10-Q for the quarter ended September 30, 1999, File No. 1-8841)	x	x
*10(q)	Employment Agreement between FPL Group and Armando J. Olivera, dated as of June 12, 2000 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8841)	x	x
*10(r)	Employment Agreement between FPL Group and Antonio Rodriguez, dated as of June 12, 2000 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2000, File No. 1-8841)	x	x
*10(s)	FPL Group Non-Employee Directors Stock Plan dated as of March 17, 1997 (filed as Appendix A to FPL Group's 1997 Proxy Statement, File No. 1-8841)	x
*10(t)

Form of Split-Dollar Agreement between FPL Group and each of
Dennis P. Coyle, Paul J. Evanson, Lewis Hay III, Lawrence J.
Kelleher, Armando J. Olivera and James L. Robo (filed as Exhibit 10(w)
to Form 10-K for the year ended December 31, 2000, File No. 1-8841)

		x	x
*10(u)	Consulting Agreement between FPL Group and James L. Broadhead, dated as of December 17, 2001 (filed as Exhibit 10(v) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x	x
*10(v)

Form of Amendment to Employment Agreement between FPL Group and each of Dennis P. Coyle, Paul J. Evanson, Lewis Hay III, Lawrence J. Kelleher,
Armando J. Olivera and Antonio Rodriguez (filed as Exhibit 10(c) to Form 10-Q for the quarter ended June 30, 2002, File No. 1-8841)

		x	x
*10(w)

Generic Form of Executive Retention Employment Agreement between
FPL Group and each of Dennis P. Coyle, Paul J. Evanson, Lewis Hay III,
Lawrence J. Kelleher, Armando J. Olivera and Antonio Rodriguez (filed as
Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2002,
File No. 1-8841)

		x	x
*10(x)

Generic Form of Executive Retention Employment Agreement between
FPL Group and each of Moray P. Dewhurst, John A. Stall and James L. Robo
(filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2002,
File No. 1-8841)

		x	x
*10(y)	Guarantee Agreement between FPL Group and FPL Group Capital, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
12(a)	Computation of Ratio of Earnings to Fixed Charges	x
12(b)	Computation of Ratios		x
21	Subsidiaries of the Registrant	x
23	Independent Auditors' Consent	x	x
99(a)	Section 906 Certification of Chief Executive Officer of FPL Group	x
99(b)	Section 906 Certification of Chief Financial Officer of FPL Group	x
99(c)	Section 906 Certification of Chief Executive Officer of FPL		x
99(d)	Section 906 Certification of Chief Financial Officer of FPL		x
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

FPL Group, Inc.

LEWIS HAY III

Lewis Hay III Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of March 25, 2003:

MORAY P. DEWHURST	K. MICHAEL DAVIS

Moray P. Dewhurst Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	K. Michael Davis Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:
H. JESSE ARNELLE	WILLARD D. DOVER

H. Jesse Arnelle	Willard D. Dover
SHERRY S. BARRAT	ALEXANDER W. DREYFOOS, JR.

Sherry S. Barrat	Alexander W. Dreyfoos, Jr.
ROBERT M. BEALL, II	PAUL J. EVANSON

Robert M. Beall, II	Paul J. Evanson
J. HYATT BROWN	FREDERIC V. MALEK

J. Hyatt Brown	Frederic V. Malek
JAMES L. CAMAREN	PAUL R. TREGURTHA

James L. Camaren	Paul R. Tregurtha
ARMANDO M. CODINA	FRANK G. ZARB

Armando M. Codina	Frank G. Zarb

CERTIFICATIONS
I, Lewis Hay III, Chief Executive Officer of FPL Group, Inc., certify that:
1.	I have reviewed this annual report on Form 10-K of FPL Group, Inc. (the registrant);
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

LEWIS HAY III

Lewis Hay III Chairman of the Board, President and Chief Executive Officer

I, Moray P. Dewhurst, Chief Financial Officer of FPL Group, Inc., certify that:
1.	I have reviewed this annual report on Form 10-K of FPL Group, Inc. (the registrant);
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

MORAY P. DEWHURST

Moray P. Dewhurst Vice President, Finance and Chief Financial Officer

FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Florida Power & Light Company

PAUL J. EVANSON

Paul J. Evanson President and Director

Date: March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of March 25, 2003:

LEWIS HAY III

Lewis Hay III Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
MORAY P. DEWHURST

Moray P. Dewhurst Senior Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)
K. MICHAEL DAVIS

K. Michael Davis Vice President, Accounting, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:
DENNIS P. COYLE	ANTONIO RODRIGUEZ

Dennis P. Coyle LAWRENCE J. KELLEHER	Antonio Rodriguez JOHN A. STALL

Lawrence J. Kelleher ARMANDO J. OLIVERA	John A. Stall

Armando J. Olivera

CERTIFICATIONS
I, Lewis Hay III, Chief Executive Officer of Florida Power & Light Company, certify that:
1.	I have reviewed this annual report on Form 10-K of Florida Power & Light Company (the registrant);
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

LEWIS HAY III

Lewis Hay III Chairman of the Board and Chief Executive Officer

I, Moray P. Dewhurst, Chief Financial Officer of Florida Power & Light Company, certify that:
1.	I have reviewed this annual report on Form 10-K of Florida Power & Light Company (the registrant);
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

MORAY P. DEWHURST

Moray P. Dewhurst Senior Vice President, Finance and Chief Financial Officer