Form 10-Q
period 2003-03-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2003-05-09
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether FPL Group, Inc. is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes X No ___
Indicate by check mark whether Florida Power & Light Company is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes No X
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at April 30, 2003: 183,288,175 shares.

As of April 30, 2003, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), FPL Group, Inc. (FPL Group) and Florida Power & Light Company (FPL) are hereby filing cautionary statements identifying important factors that could cause FPL Group's or FPL's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of FPL Group and FPL in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, target, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could cause FPL Group's or FPL's actual results to differ materially from those contained in forward-looking statements made by or on behalf of FPL Group and FPL.

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

The following are some important factors that could have a significant impact on FPL Group's and FPL's operations and financial results, and could cause FPL Group's and FPL's actual results or outcomes to differ materially from those discussed in the forward-looking statements:

•

FPL Group and FPL are subject to changes in laws or regulations, including the Public Utility Regulatory Policies Act of 1978, as amended (PURPA), and the Public Utility Holding Company Act of 1935, as amended (Holding Company Act), changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Florida Public Service Commission (FPSC) and the utility commissions of other states in which FPL Group has operations, and the U.S. Nuclear Regulatory Commission (NRC), with respect to, among other things, allowed rates of return, industry and rate structure, operation of nuclear power facilities, operation and construction of plant facilities, operation and construction of transmission facilities, acquisition, disposal, depreciation and amortization of assets and facilities, recovery of fuel and purchased power costs, decommissioning costs, return on common equity and equity ratio limits, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs). The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.

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

•

The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes), as well as the risk of performance below expected levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. In addition to these risks, FPL Group's and FPL's nuclear units face certain risks that are unique to the nuclear industry including additional regulatory actions up to and including shutdown of the units stemming from public safety concerns, whether at FPL Group's and FPL's plants, or at the plants of other nuclear operators. Breakdown or failure of an FPL Energy, LLC (FPL Energy) operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

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

•

There are other risks associated with FPL Group's non-rate regulated businesses, particularly FPL Energy. In addition to risks discussed elsewhere, risk factors specifically affecting FPL Energy's success in competitive wholesale markets include the ability to efficiently develop and operate generating assets, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power. There can be significant volatility in market prices for fuel and electricity, and there are other financial, counterparty and market risks that are beyond the control of FPL Energy. FPL Energy's inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair its future financial results. In keeping with industry trends, a portion of FPL Energy's power generation facilities operate wholly or partially without long-term power purchase agreements. As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which may affect the volatility of FPL Group's financial results. In addition, FPL Energy's business depends upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable FPL Energy's ability to sell and deliver its wholesale power may be limited.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended March 31,

	2003	2002

OPERATING REVENUES	$2,173	$1,771

OPERATING EXPENSES
Fuel, purchased power and interchange	1,021	732
Other operations and maintenance	393	346
Depreciation and amortization	259	264
Taxes other than income taxes	192	173

Total operating expenses	1,865	1,515

OPERATING INCOME	308	256

OTHER INCOME (DEDUCTIONS)
Interest charges	(77)	(80)
Preferred stock dividends - FPL	(4)	(4)
Equity in earnings of equity method investees	34	9
Other - net	(8)	4

Total other deductions - net	(55)	(71)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	253	185

INCOME TAXES	78	19

Income BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	175	166

Cumulative effect of ADOPTING fas 142, "GOODWILL AND OTHER
INTANGIBLE ASSETS," NET OF INCOME TAXES OF $143	-	(222)

NET INCOME (LOSS)	$175	$(56)

Earnings per share of common stock (basic and assuming dilution):
Earnings per share before cumulative effect of adopting FAS 142	$0.99	$0.98
Cumulative effect of adopting FAS 142	$-	$(1.31)
Earnings (loss) per share	$0.99	$(0.33)

Dividends per share of common stock	$0.60	$0.58

Weighted-average number of common shares outstanding:
Basic	176.8	169.1
Assuming dilution	177.1	169.3

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (2002 Form 10-K) for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	March 31, 2003	December 31, 2002

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$24,509	$23,664
Nuclear fuel - net	199	202
Construction work in progress	2,819	2,639
Less accumulated depreciation and amortization	(11,072)	(12,201)

Total property, plant and equipment - net	16,455	14,304

CURRENT ASSETS
Cash and cash equivalents	332	266
Customer receivables, net of allowances of $24 and $26, respectively	672	642
Other receivables	293	223
Materials, supplies and fossil fuel inventory - at average cost	407	448
Deferred clause expenses	310	131
Other	247	198

Total current assets	2,261	1,908

OTHER ASSETS
Special use funds	1,922	1,921
Other investments	742	697
Other	1,015	960

Total other assets	3,679	3,578

TOTAL ASSETS	$22,395	$19,790

CAPITALIZATION
Common stock	$2	$2
Additional paid-in capital	3,121	3,091
Retained earnings	3,349	3,281
Accumulated other comprehensive income	24	16

Total common shareholders' equity	6,496	6,390
Preferred stock of FPL without sinking fund requirements	226	226
Long-term debt	5,791	5,790

Total capitalization	12,513	12,406

CURRENT LIABILITIES
Commercial paper	1,789	1,822
Notes payable	575	375
Current maturities of long-term debt	105	105
Accounts payable	746	458
Customers' deposits	325	316
Accrued interest and taxes	253	169
Deferred clause revenues	59	62
Other	660	604

Total current liabilities	4,512	3,911

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,999	-
Accumulated deferred income taxes	1,683	1,547
Storm and property insurance reserve	309	298
Other	1,379	1,628

Total other liabilities and deferred credits	5,370	3,473

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$22,395	$19,790

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2002 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$175	$(56)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	248	252
Goodwill impairment	-	365
Increase (decrease) in deferred income taxes and related regulatory credit	132	(45)
Cost recovery clauses	(171)	193
Increase in restricted cash	(16)	(39)
(Increase) decrease in customer receivables	(31)	21
Increase in other receivables	(73)	(35)
Decrease in material, supplies & fuel	41	71
(Increase) decrease in other current assets	(33)	13
Increase in deferred pension cost	(26)	(28)
Increase (decrease) in accounts payable	288	(51)
Increase in customers' deposits	9	11
Increase in accrued interest & taxes	84	41
Increase (decrease) in other current liabilities	71	(6)
Decrease in other liabilities	(45)	(48)
Equity in earnings of equity method investees	(34)	(9)
Distribution of earnings from equity method investees	8	12
Other - net	59	28

Net cash provided by operating activities	686	690

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(299)	(269)
Independent power investments	(302)	(257)
Capital expenditures of FPL FiberNet, LLC	(1)	(3)
Contributions to special use funds	(69)	(19)
Other - net	(17)	(5)

Net cash used in investing activities	(688)	(553)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	573
Increase (decrease) in short-term debt	167	(567)
Issuances of common stock	16	6
Dividends on common stock	(106)	(98)
Other - net	(9)	(16)

Net cash provided by (used in) financing activities	68	(102)

Net increase in cash and cash equivalents	66	35
Cash and cash equivalents at beginning of period	266	82

Cash and cash equivalents at end of period	$332	$117

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$14	$23
Accrual for premium on publicly-traded equity units known as corporate units	$-	$62
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2002 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended March 31,

	2003	2002

OPERATING REVENUES	$1,757	$1,538

OPERATING EXPENSES
Fuel, purchased power and interchange	810	627
Other operations and maintenance	301	273
Depreciation and amortization	218	236
Taxes other than income taxes	176	169

Total operating expenses	1,505	1,305

OPERATING INCOME	252	233

OTHER INCOME (DEDUCTIONS)
Interest charges	(38)	(42)
Other - net	(1)	(3)

Total other deductions - net	(39)	(45)

INCOME BEFORE INCOME TAXES	213	188

INCOME TAXES	74	66

NET INCOME	139	122

PREFERRED STOCK DIVIDENDS	4	4

NET INCOME AVAILABLE TO FPL GROUP	$135	$118

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2002 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	March 31, 2003	December 31, 2002

ELECTRIC UTILITY PLANT
Plant in service	$20,591	$19,864
Nuclear fuel under capital lease - net	138	140
Construction work in progress	674	757
Less accumulated depreciation	(10,580)	(11,842)

Electric utility plant - net	10,823	8,919

CURRENT ASSETS
Cash and cash equivalents	114	-
Customer receivables, net of allowances of $7 and $9, respectively	507	503
Other receivables	210	125
Materials, supplies and fossil fuel inventory - at average cost	316	349
Deferred clause expenses	310	131
Other	71	57

Total current assets	1,528	1,165

OTHER ASSETS
Special use funds	1,692	1,693
Other	876	860

Total other assets	2,568	2,553

TOTAL ASSETS	$14,919	$12,637

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	3,716	3,716
Retained earnings	333	295
Accumulated other comprehensive loss	(2)	(2)

Total common shareholder's equity	5,420	5,382
Preferred stock without sinking fund requirements	226	226
Long-term debt	2,364	2,364

Total capitalization	8,010	7,972

CURRENT LIABILITIES
Commercial paper	590	722
Notes payable	200	-
Current maturities of long-term debt	70	70
Accounts payable	616	369
Customers' deposits	325	316
Accrued interest and taxes	205	175
Deferred clause revenues	59	62
Other	290	297

Total current liabilities	2,355	2,011

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,833	-
Accumulated deferred income taxes	1,337	1,215
Storm and property insurance reserve	309	298
Other	1,075	1,141

Total other liabilities and deferred credits	4,554	2,654

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$14,919	$12,637

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2002 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$139	$122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207	225
Increase in deferred income taxes and related regulatory credit	117	66
Cost recovery clauses	(171)	193
(Increase) decrease in customer receivables	(4)	30
Increase in other receivables	(79)	(3)
Decrease in material, supplies & fuel	32	29
(Increase) decrease in other current assets	(14)	16
Increase in deferred pension cost	(25)	(25)
Increase (decrease) in accounts payable	247	(64)
Increase in customers' deposits	9	11
Increase in accrued interest & taxes	31	56
Increase (decrease) in other current liabilities	(4)	10
Increase (decrease) in other liabilities	(28)	22
Other - net	53	22

Net cash provided by operating activities	510	710

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(299)	(269)
Contributions to special use funds	(65)	(19)
Other - net	-	(10)

Net cash used in investing activities	(364)	(298)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in short-term debt	68	(232)
Dividends	(100)	(100)

Net cash used in financing activities	(32)	(332)

Net increase in cash and cash equivalents	114	80
Cash and cash equivalents at beginning of period	-	1

Cash and cash equivalents at end of period	$114	$81

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$14	$23
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2002 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2002 Form 10-K for FPL Group and FPL. In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

1. Asset Retirement Obligations

Effective January 1, 2003, FPL Group and FPL adopted Statement of Financial Accounting Standards No. (FAS) 143, "Accounting for Asset Retirement Obligations." The statement requires that a liability for the fair value of an asset retirement obligation (ARO) be recognized in the period in which it is incurred with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the useful life of the related asset. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. Prior to January 1, 2003, FPL accrued for decommissioning and dismantlement costs over the life of the related asset through depreciation expense.

Upon adoption of FAS 143, with respect to amounts for nuclear decommissioning, FPL recorded an ARO of approximately $1.8 billion, capitalized a net asset related to the ARO of approximately $231 million and reversed the approximately $1.6 billion it had previously recorded in accumulated depreciation. The difference, approximately $29 million, was deferred as a regulatory liability. FPL's AROs other than nuclear decommissioning were not significant. The adoption of FAS 143 results in timing differences in the recognition of legal asset retirement costs for financial reporting purposes and the method the FPSC allows FPL to recover in rates. Accordingly, any differences between the ongoing expense recognized under FAS 143 and the amount recoverable through rates have been deferred in accordance with FAS 71, "Accounting for the Effects of Certain Types of Regulation." At March 31, 2003, approximately $1.8 billion remained in accumulated depreciation for recorded asset retirement costs that do not meet the definition of an ARO under FAS 143 but are accrued based on FPSC rules and regulations. FPL recorded accretion expense of approximately $25 million for the quarter ended March 31, 2003. No other adjustments were made to FPL's ARO during the quarter ended March 31, 2003. Had FAS 143 been applied in 2002 and 2001, FPL would have recorded AROs of approximately $1.8 billion and $1.7 billion at December 31, 2002 and 2001, respectively. Pro forma net income and earnings per share have not been presented for FPL for the three months ended March 31, 2002 and for the years ended December 31, 2002, 2001 and 2000 because the pro forma application of FAS 143 to prior periods would result in the same pro forma net income and earnings per share amounts as the actual amounts reported for those periods due to the regulatory treatment mentioned above.

FPL Group and FPL have identified but not recognized ARO liabilities related to electric transmission and distribution (T&D) and telecommunications assets resulting from easements over property not owned by FPL Group or FPL. These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property for the specified purpose. The ARO liability is not estimable for such easements as FPL Group and FPL intend to utilize these properties indefinitely. In the event FPL Group and FPL decide to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

In addition to the amounts recorded by FPL, upon adoption of FAS 143, FPL Energy increased its ARO by approximately $6 million to a total ARO of approximately $164 million and increased its net property, plant and equipment by approximately $6 million. The cumulative effect on FPL Energy's earnings of adopting FAS 143 was immaterial. Approximately $152 million of FPL Energy's ARO relates to the nuclear decommissioning obligation of the Seabrook Station (Seabrook), and the remainder primarily represents the current estimated fair value of obligations to dismantle its wind facilities located on leased property and certain hydro facilities. FPL Energy recorded accretion expense of approximately $3 million for the quarter ended March 31, 2003, which caused FPL Energy's ARO to increase to approximately $167 million at March 31, 2003. FPL Energy made no other adjustments to its ARO during the quarter ended March 31, 2003.

Had FAS 143 been applied in 2002 and 2001, FPL Group would have recorded AROs of approximately $2.0 billion and $1.7 billion at December 31, 2002 and 2001, respectively. Additionally, had FPL Group applied FAS 143 in the three months ended March 31, 2002 and for the years ended December 31, 2002, 2001 and 2000, FPL Group's net income (loss) and earnings (loss) per share would have been as follows:

	Three months ended March 31,		Years Ended December 31,

	2003	2002	2002	2001	2000

	(millions, except per share amounts)

Pro forma:
Net income (loss)	$175	$(56)	$473	$780	$703
Earnings (loss) per share (basic)	$0.99	$(0.33)	$2.73	$4.62	$4.14
Earnings (loss) per share (assuming dilution)	$0.99	$(0.33)	$2.73	$4.62	$4.13

As reported:
Net income (loss)	$175	$(56)	$473	$781	$704
Earnings (loss) per share (basic)	$0.99	$(0.33)	$2.74	$4.63	$4.14
Earnings (loss) per share (assuming dilution)	$0.99	$(0.33)	$2.73	$4.62	$4.14
2. Comprehensive Income

Substantially all of the transactions that FPL Group has designated as hedges are cash flow hedges which have expiration dates through December 2016. Approximately $34 million of FPL Group's accumulated other comprehensive income at March 31, 2003 will be reclassified into earnings within the next 12 months as the hedged fuel is consumed or as electricity is sold. Within other comprehensive income (OCI), approximately $24 million and $14 million represent the effective portion of the net gain on cash flow hedges during the three months ended March 31, 2003 and 2002, respectively.

Comprehensive income (loss) of FPL Group, totaling $182 million and $(40) million for the three months ended March 31, 2003 and 2002, respectively, includes net income (loss), net unrealized gains on cash flow hedges of $10 million and $16 million for the three months ended March 31, 2003 and 2002, respectively, as well as changes in unrealized gains and losses on available for sale securities. Accumulated other comprehensive income is separately displayed in the condensed consolidated balance sheets of FPL Group.

3. Derivative Instruments

Beginning in 2002, FPL Group segregated unrealized mark-to-market gains and losses on derivative transactions into two categories. The first category, referred to as trading and managed hedge activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts. The second category, referred to as non-managed hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137, 138 and 149) and the ineffective portion of transactions accounted for as cash flow hedges. These transactions have been entered into to reduce FPL Group's aggregate risk. Any position that is moved between non-managed hedge activity and trading and managed hedge activity is transferred at its fair value on the date of reclassification.

Unrealized mark-to-market gains (losses) on derivative transactions for the three months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended March 31,

	2003	2002

	(millions)

Trading and managed hedges (a)	$(4)	$15
Non-managed hedges (b)	$5	$2
_____________________
(a)	The unrealized gains (losses) from trading and managed hedge activities are reported net in operating revenues.
(b)	The unrealized gains from non-managed hedge activities are reported in equity in earnings of equity method investees and other - net in FPL Group's condensed consolidated statements of income.

Since the adoption of Derivatives Implementation Group Issue C11 in July 2001, FPL Group has considered any contract with its total sales price indexed to the consumer price index (CPI) or any similar broad market index to be ineligible for the normal purchases and normal sales exception under FAS 133, since its price was not clearly and closely related to the asset being sold. However, electricity contracts with a price based on the fuel used to generate the electric power being sold have been considered to be eligible for the normal sales exception, even when that price also contained an additional payment for incremental operations and maintenance expenses that was indexed to CPI. FPL Group believed that the types of expenses incurred as incremental operations and maintenance expenses, such as materials and supplies, would be expected to fluctuate with CPI and as such believed the overall price in the contract was clearly and closely related to the electric power being sold. The Financial Accounting Standards Board (FASB) discussed this issue in April 2003 and has proposed clarifying guidance in Issue C20 that would allow these contracts to qualify for the normal purchases and normal sales exception if the component of the price that is indexed to a price inflator index is highly correlated to the index. FPL Group currently has no contracts for which the accounting would be affected by this proposed change as all such contracts were amended in March 2003 to remove use of the inflation indices.

In April 2003, the FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends FAS 133 to formally incorporate certain conclusions reached by the Derivatives Implementation Group. For implementation issues that were modified in the amendment process, the new guidance will be applied prospectively for contracts entered into or modified after June 30, 2003. FPL Group and FPL are evaluating the effects, if any, the modifications would have on their financial statements in the future.

4. Stock-Based Compensation

FAS 123, "Accounting for Stock-Based Compensation," encourages a fair value based method of accounting for stock-based compensation. FPL Group, however, uses the intrinsic value based method of accounting as permitted by the statement. Stock-based compensation expense was approximately $3 million and $6 million for the three months ended March 31, 2003 and 2002, respectively. Compensation expense for restricted stock and performance shares is the same under the fair value and the intrinsic value based methods. The following table illustrates the effect on net income (loss) and earnings (loss) per share if FPL Group's compensation expense relating to options had been determined using the fair value based method:

	Three Months Ended March 31,

	2003	2002

(millions, except per share amounts)

Net income (loss), as reported	$175	$(56)
Deduct: total stock-based employee
compensation expense determined under
fair value based method, net of
related tax effects	(2)	(1)

Pro forma net income (loss)	$173	$(57)

Earnings (loss) per share (basic and assuming dilution):
As reported	$0.99	$(0.33)
Pro forma	$0.98	$(0.34)

5. Debt

Notes Payable - In March 2003, FPL entered into a promissory note with a bank under which FPL may borrow up to $500 million. As of March 31, 2003, FPL had loans outstanding under this note totaling $200 million principal amount with a weighted-average interest rate of 1.53% and an average remaining term of 36 days. The proceeds of borrowings under the promissory note will be used for general corporate purposes.

Long-term Debt - In April 2003, FPL sold $500 million principal amount of 5 5/8% first mortgage bonds maturing in 2034 and FPL Group Capital Inc (FPL Group Capital) sold $500 million principal amount of 3 1/4% debentures maturing in 2006. The proceeds from FPL's first mortgage bonds were used to repay FPL's short-term borrowings and for other corporate purposes. The proceeds from FPL Group Capital's debentures were used to repay a portion of commercial paper issued to fund investments by FPL Group Capital in independent power projects.

On May 1, 2003, FPL sold approximately $79 million principal amount of variable rate tax-exempt solid waste disposal revenue refunding bonds maturing in May 2024. The proceeds were used to refund and redeem approximately $5 million principal amount of 6.70% solid waste disposal revenue bonds maturing in 2027 and approximately $4 million principal amount of 7.15% solid waste disposal revenue bonds maturing in 2023. The remaining proceeds will be used to refund and redeem in July 2003, approximately $65 million principal amount of variable rate solid waste disposal revenue bonds maturing in 2024 and approximately $4 million principal amount variable rate solid waste disposal revenue bonds maturing in 2027.

6. Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL consist of the cost for construction or acquisition of additional facilities and equipment to meet customer demand. At FPL Energy, capital expenditures include costs for the acquisition, development and expansion of independent power projects (including capitalized interest). Capital expenditures for Corporate and Other primarily relate to FPL FiberNet, LLC (FPL FiberNet). At March 31, 2003, capital expenditures for the remainder of 2003 through 2007 are estimated to be as follows:

	2003	2004	2005	2006	2007	Total

	(millions)
FPL:
Generation	$490	$605	$425	$200	$165	$1,885
Transmission	120	185	140	135	140	720
Distribution	375	520	510	515	525	2,445
General and other	90	135	115	125	120	585

Total	$1,075	$1,445	$1,190	$975	$950	$5,635

FPL Energy:
Wind(a)	$1,025	$-	$-	$-	$-	$1,025
Gas	240	40	15	15	15	325
Nuclear	20	20	25	15	15	95

Total	$1,285	$60	$40	$30	$30	$1,445

Corporate and Other	$15	$10	$10	$10	$10	$55

_________________________
(a)

FPL Energy expects to add between 700 megawatts (mw) and 1,000 mw of wind through 2003 when the production tax credits are scheduled to expire. Capital expenditures for wind development in 2003 assumes the addition of 1000 mw, the high end of the range.

As of March 31, 2003, FPL Energy had $937 million in firm commitments for a portion of its capital expenditures, natural gas transportation and storage and nuclear fuel contracts and minimum lease payments associated with the off-balance sheet financing arrangement discussed below. See Contracts below. FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt.

During the first quarter of 2003, FPL Group and FPL did not issue any guarantees subject to the recognition, measurement and disclosure requirements of FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others." At March 31, 2003, subsidiaries of FPL Group, other than FPL, have guaranteed a firm gas transportation agreement obligation with a letter of credit, purchase and sale of power and fuel agreement obligations and debt service payments relating to agreements that existed at December 31, 2002. The term of the guarantees is equal to the term of the related debt, firm transportation agreement, or purchase and sale of power and fuel agreement, which can be as short as 30 days or as long as 20 years. The maximum potential amount of future payments that could be required under these guarantees at March 31, 2003 is approximately $21 million, of which $2 million relates to a guarantee for the performance of an unrelated party. At March 31, 2003, FPL Group does not have any liabilities recorded for these guarantees. In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantee.

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

Contracts - At March 31, 2003, FPL Group is committed to purchase seven gas turbines through 2003, and parts, repairs and on-site service through 2011. Six of the turbines will be used at FPL and are included in FPL's commitments above. The use of one gas turbine has not been determined and is included in Corporate and Other's commitments above.

FPL Energy has entered into several contracts for the supply of wind turbines and towers to support a portion of the new wind generation planned. In addition, FPL Energy has entered into various engineering, procurement and construction contracts with expiration dates through 2004 to support its development activities. All of these contracts are intended to support expansion, and the related commitments as of March 31, 2003 are included in Commitments above.

FPL has entered into long-term purchased power and fuel contracts. FPL is obligated under take-or-pay purchased power contracts with the Jacksonville Electric Authority (JEA) and with subsidiaries of The Southern Company (Southern Companies) to pay for approximately 1,300 mw of power through mid-2010 and 381 mw thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2005 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts, and the Southern Companies' contract is subject to minimum quantities. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. In 2001, FPL entered into various agreements with several electricity suppliers to purchase an aggregate of up to 1,100 mw of power with expiration dates ranging from 2003 through 2007. In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts. FPL has medium- to long-term contracts for the transportation and supply of natural gas, coal and oil with various expiration dates through 2028. The majority of these costs are recoverable through cost recovery clauses.

FPL Energy has long-term contracts for the transportation, supply and storage of natural gas with expiration dates ranging from 2005 through 2017. FPL Energy also has several contracts for the supply, conversion, enrichment and fabrication of Seabrook's nuclear fuel with expiration dates ranging from 2003 to 2008.

The remaining required capacity and minimum payments under these contracts as of April 30, 2003 are estimated to be as follows:

	2003	2004	2005	2006	2007	Thereafter

FPL:	(millions)
Capacity payments:
JEA and Southern Companies	$130	$180	$180	$190	$190	$1,100
Qualifying facilities	$260	$350	$350	$300	$300	$4,300
Other electricity suppliers	$80	$90	$50	$40	$5	$-
Minimum payments, at projected prices:
Southern Companies - energy	$40	$60	$70	$80	$70	$180
Natural gas, including transportation	$1,185	$1,010	$560	$275	$275	$3,175
Coal	$40	$25	$25	$10	$10	$-
Oil	$290	$-	$-	$-	$-	$-

FPL Energy:
Natural gas transportation and storage and nuclear fuel	$15	$20	$15	$15	$15	$160
Charges under these contracts were as follows:
	Three Months Ended March 31,

	2003 Charges				2002 Charges

	Capacity		Energy/ Fuel		Capacity		Energy/ Fuel

FPL:	(millions)

JEA and Southern Companies	$49	(a)	$38	(b)	$46	(a)	$37	(b)
Qualifying facilities	$85	(c)	$35	(b)	$76	(c)	$32	(b)
Other electricity suppliers	$14	(c)	$4	(b)	$3	(c)	$2	(b)
Natural gas, including transportation	$-		$392	(b)	$-		$143	(b)
Coal	$-		$13	(b)	$-		$16	(b)
Oil	$-		$120	(b)	$-		$53	(b)

FPL Energy:
Natural gas, transportation and storage and nuclear fuel	$-		$8		$-		$4
_____________________
(a) Majority is recoverable through the capacity cost recovery clause (capacity clause).
(b) Recoverable through the fuel and purchased power cost recovery clause (fuel clause).
(c) Recoverable through the capacity clause.

Off-Balance Sheet Financing Arrangement - In 2000, an FPL Energy subsidiary entered into an operating lease agreement with a special purpose entity (SPE) lessor to lease a 550-mw combined-cycle power generation plant through 2007. At the inception of the lease, the lessor obtained the funding commitments required to complete the acquisition, development and construction of the plant through debt and equity contributions from investors who are not affiliated with FPL Group. At December 31, 2002 the commitment was capped at costs incurred of $380 million. The $380 million commitment includes $364 million of debt and $16 million of equity. The conditions to achieve project completion were satisfied as of December 27, 2002, at which time the base lease term began. The FPL Energy subsidiary began making quarterly lease payments on March 31, 2003. The amounts are intended to cover the lessor's debt service, which includes a stated yield to equity holders and certain other costs. The minimum annual lease payments are estimated to be $15 million for the remainder of 2003, $22 million in 2004, $25 million in 2005, $18 million in 2006 and $209 million in 2007 (includes residual value guarantee of $192 million). The lease payments are based on a floating interest rate, tied to three month LIBOR, which adjusts quarterly.

The FPL Energy subsidiary has the option to purchase the plant at any time during the remaining lease term for 100% of the outstanding principal balance of the loans and equity contributions made to the SPE, all accrued and unpaid interest and yield, and all other fees, costs and amounts then due and owing pursuant to the provisions of the related financing documents. However, under certain limited events of default, it can be required to purchase the plant for the same cost. If the FPL Energy subsidiary does not elect to purchase the plant at the end of the lease term, a residual value guarantee (included in the minimum lease payments above) must be paid, and the plant will be sold. Any proceeds received by the lessor in excess of the outstanding debt and equity will be given to the FPL Energy subsidiary. FPL Group Capital has guaranteed certain obligations of the FPL Energy subsidiary under the lease agreement. The equity holder controls the lessor. The lessor has represented that it has essentially no assets or obligations other than the plant and the related debt and that total assets, total liabilities and equity of the lessor at March 31, 2003 were $383 million, $370 million and $13 million, respectively.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which will replace the current accounting guidance for SPEs. As a result, entities that are deemed to be variable interest entities (VIEs) in which FPL Group or one of its subsidiaries is considered to be the "primary beneficiary" will be consolidated. Variable interests are considered to be contractual, ownership or other monetary interests in an entity that fluctuate with changes in the entity's net asset value. Under its current structure, FPL Group believes that the SPE discussed above will be required to be consolidated beginning in July 2003. At March 31, 2003, FPL Group's maximum exposure to loss as a result of its involvement with this SPE, in the event that the underlying asset would be economically worthless, was $213 million, which includes the residual value guarantee, letters of credit and debt service guarantee. FPL Group and FPL are in the process of evaluating the effects that FIN 46 would have on their interests in entities accounted for under the equity method and other potential VIEs.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from private sources and under an industry retrospective payment plan. In accordance with this act, FPL Group maintains $300 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $454 million ($363 million for FPL) per incident at any nuclear utility reactor in the United States, payable at a rate not to exceed $54 million ($43 million for FPL) per incident per year. FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $11 million and $14 million per incident, respectively. The Price-Anderson Act expired on August 1, 2002 but the liability limitations did not change for plants, including FPL's four nuclear units and Seabrook, with operating licenses issued by the NRC prior to August 1, 2002.

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

In the event of a catastrophic loss at one of FPL Group's nuclear plants, the amount of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses, to the extent not recovered through rates in the case of FPL, would be borne by FPL Group and FPL and could have a material adverse effect on FPL Group's and FPL's financial condition and results of operations.

FPL self-insures its T&D property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a storm and property insurance reserve for uninsured property storm damage or assessments under the nuclear insurance program. As of March 31, 2003, the storm and property insurance reserve (approximately $309 million) equals the amount in the storm fund (approximately $191 million) plus related deferred income taxes (approximately $ 118 million). The current annual accrual approved by the FPSC is $20.3 million. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit provide additional liquidity in the event of a T&D property loss.

Litigation - In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Clean Air Act. In May 2001, the EPA amended its complaint. The amended complaint alleges, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act. It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions. The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997, and $27,500 per day for each violation thereafter. Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses. In June 2001, a federal district court stayed discovery and administratively closed the case pending resolution of the EPA's motion for consolidation of discovery in several Clean Air Act cases that was filed with a Multi-District Litigation (MDL) panel. In August 2001, the MDL panel denied the motion for consolidation. In September 2001, the EPA moved that the federal district court reopen this case for purposes of discovery. Georgia Power Company opposed that motion asking that the case remain closed until the Eleventh Circuit Court of Appeals rules on the Tennessee Valley Authority's appeal of an EPA administrative order relating to legal issues that are also central to this case. In August 2002, the federal district court denied without prejudice the EPA's motion to reopen.

In 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins, and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, filed suit against FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. in the Florida circuit court. This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of defendants, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes. The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes. The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages. In May 2002, plaintiffs filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief. In July 2002, defendants' motion to dismiss the amended complaint for, among other things, the failure to state a valid cause of action was denied. Defendants have filed an answer and affirmative defenses to the amended complaint. The parties are pursuing discovery.

In August 2001, Florida Municipal Power Agency (FMPA) filed with the United States Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members. The transmission credits sought by FMPA would offset the transmission charges that FPL bills FMPA for network transmission service to FMPA's member cities. FMPA member cities have been taking network transmission service under FPL's open access transmission tariff (OATT) since the mid-1990s. In the orders appealed by FMPA, FERC ruled that FMPA would be entitled to credits for any FMPA facilities that were "integrated" with the FPL transmission system. Based on the evidence submitted, FERC concluded that none of the FMPA facilities met the integration test and, therefore, FMPA was not entitled to credits against FPL's charges for transmission service. On January 21, 2003, the DC Circuit upheld FERC's order denying FMPA credits for its facilities, finding that substantial evidence supported FERC's conclusion that FMPA's facilities do not satisfy the integration test. On March 28, 2003, the DC Circuit denied FMPA's rehearing request of the DC Circuit's decision. FMPA since has requested that FERC decide the crediting issue again in a separate FERC proceeding. That proceeding dates back to a filing by FPL on March 19, 1993, as completed on July 26, 1993, of a comprehensive restructuring of its then-existing tariff structure. All issues in that case are settled except for three issues reserved by FMPA, one of which is the crediting issue. FPL has argued that, particularly in light of the DC Circuit's order, FERC should not issue another order addressing FMPA's request for credits. If FERC does decide the crediting issue in this separate proceeding, and reverses its previous finding that FMPA is not entitled to transmission credits, FMPA is likely to seek refunds for amounts collected from FMPA member cities taking service under FPL's OATT. FPL estimates that through March 31, 2003 its maximum exposure to refunds, including interest, is approximately $50 million to $60 million. On March 5, 2003, FMPA petitioned the DC Circuit to order FERC to rule on the reserved issues. The DC Circuit has requested FERC to respond to FMPA's petition by May 14, 2003.

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

The Oorbeek, Klein and Phillips lawsuits have been consolidated. FPL Group has filed motions to dismiss the Oorbeek, Klein and Phillips lawsuits for failure to make a proper demand, as required by Florida law, to obtain action by the board of directors and to dismiss the Oorbeek and Klein lawsuits because the independent directors (other than Messrs. Zarb and Camaren) have determined that pursuit of the lawsuits is not in the best interests of FPL Group. Messrs. Zarb and Camaren joined the board in August and October 2002, respectively, and have not participated in the proceedings related to these lawsuits.

On May 2, 2003, the plaintiff's attorneys in the Klein lawsuit sent a new letter to FPL Group's board of directors. This letter demands, among other things, that the board take action (i) to recover from the persons who approved such payments and/or otherwise breached their fiduciary duties, all of the above-described $92 million of LTIP payments made to officers and employees of FPL Group, allegedly on the grounds that the payments constituted a breach of fiduciary duty, bad faith, corporate waste and other unspecified wrongs, (ii) to investigate whether the proposed merger with Entergy was a plan by FPL Group's officers and directors to enrich themselves at the expense of the company, (iii) to seek the return of certain LTIP awards made in replacement of accelerated LTIP awards, (iv) to take immediate actions to secure the return of up to approximately $9 million in LTIP payments which is subject to an interpretation question under the LTIP, (v) to investigate and seek the return of stock options and restricted stock paid to Mr. Broadhead in January 2002 in connection with a consulting agreement and his retirement from FPL Group in December 2001, and (vi) to investigate whether punitive damages may be sought.

In February 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in U.S. district court in Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant. The complaint includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations. The plaintiffs seek damages in excess of $1 million. FPL has moved to dismiss the complaint.

In March 2003, James J. and Lori Bradstreet brought an action on behalf of themselves and their son, Matthew Bradstreet, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, the American Dental Association, the Florida Dental Association, FPL and the Orlando Utilities Commission (OUC), alleging that their son has suffered toxic neurological effects from mercury poisoning. An amended complaint was filed in May 2003. The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL and OUC power plants in Florida, including Brevard County. The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions. The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship. No amount of damages is specified.

In March 2003 and subsequently amended in April 2003, the New York Public Interest Research Group, the NY/NJ Baykeeper and the American Littoral Society brought an action against the New York State Department of Environmental Conservation (DEC), Jamaica Bay Peaking Facility, LLC (Jamaica Bay), FPL Energy and Long Island Power Authority (LIPA) in the New York State Supreme Court, Queens County. The action challenges the construction and operation by Jamaica Bay of a nominal 55 mw generating facility (Facility) currently under construction in Far Rockaway, NY. The petition alleges, among other things, that LIPA did not conduct a proper environmental review of the Facility under the State Environmental Quality Review Act, and that the issuance of an air emissions permit for the Facility by the DEC was improper because the Facility should have been considered a major stationary source under the Clean Air Act. Petitioners have also filed a Motion for a Preliminary Injunction seeking to stop the construction of the Facility pending a decision on their request that the court declare the DEC air permit null and void and requesting the court to order LIPA to prepare an environmental impact statement for the Facility. FPL Energy and Jamaica Bay have moved to dismiss the petition.

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

Other Contingencies - In connection with the redemption in 1999 of its one-third ownership interest in Olympus Communications, L.P. (Olympus), an indirect subsidiary of FPL Group holds a note receivable from a limited partnership, of which Olympus is a general partner. The note receivable is secured by a pledge of the redeemed ownership interest. Olympus is an indirect subsidiary of Adelphia Communications Corp. (Adelphia). In June 2002, Adelphia and a number of its subsidiaries, including Olympus, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11). The note receivable plus accrued interest totaled approximately $127 million at March 31, 2003 and are included in other investments on FPL Group's condensed consolidated balance sheets. The note was due on July 1, 2002 and is currently in default.

Based on the most recent publicly available financial information set forth in Olympus' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, total assets of Olympus exceeded liabilities by approximately $3.6 billion and Olympus served 1,787,000 basic subscribers. Olympus has not filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 or any subsequent Quarterly Reports on Form 10-Q or Annual Reports on Form 10-K with the Securities and Exchange Commission (SEC), and consequently the September 30, 2001 financial information may not be indicative of Olympus' current financial position. In July 2002, the SEC filed suit against Adelphia and certain of its officers alleging that Adelphia fraudulently excluded billions of dollars of debt from its financial statements, misstated its financial and operating results and concealed rampant self-dealing by the Rigas family, which controlled Adelphia. Pursuant to a bankruptcy court order, Olympus is required to file with the court updated financial information. After a number of motions to extend being granted by the court, updated financial information is now required to be filed by June 23, 2003.

In August 2002, an affidavit was filed in the bankruptcy court proceedings by a director of Lazard Freres & Co. LLC stating that, based on his analysis, the market value of FPL Group's secured interest in Olympus exceeded the carrying value of the note receivable plus accrued interest. In February 2003, FPL Group obtained an evaluation of the Olympus assets from an independent third party. The results of the evaluation, which was based on the limited information available, indicated that there was no impairment. However, the ultimate collectibility of the note receivable cannot be assured. FPL Group will continue to monitor these developments.

FPL Energy owns a 50% interest in two wind projects that are qualifying facilities under the PURPA and sell 100% of their output to Southern California Edison (SCE). The projects' qualifying facility status is based on an application filed by FPL Energy's partner in the projects. FERC regulations preclude more than 50% of the equity in qualifying facilities to be owned directly or indirectly by utilities or utility holding companies. However, the ownership restriction does not apply to utility holding companies that are exempt from the Holding Company Act under section 3(a)(3) or 3(a)(5). FPL Energy and its partner both are utility holding companies, but its partner currently has exemptions from the Holding Company Act under both section 3(a)(3) and 3(a)(5). Thus, FPL Energy and its partner currently satisfy the 50% ownership test of PURPA. SCE has filed a motion with the SEC requesting that the SEC revoke the Holding Company Act exemptions currently held by FPL Energy's partner prospectively, as well as retroactively, on the basis that the Holding Company Act exemption applications filed by FPL Energy's partner were not filed in good faith. On February 6, 2003, an administrative law judge issued a decision revoking FPL Energy's partner's exemptions from the Holding Company Act. FPL Energy's partner has filed for an appeal of this decision with the SEC. On February 27, 2003, in response to the administrative law judge's decision, FPL Energy's partner transferred the ownership of its affiliates, which are partners in the partnership, to a trust with an independent non-utility trustee. The partnerships plan to apply with the FERC for recertification of the facilities as qualifying facilities under the new ownership arrangements. In addition, on October 24, 2002, the FERC issued an Order Initiating Investigation and Hearing on the issue of whether three facilities, including the two wind projects described above and a third in which FPL Energy has no interest, satisfied statutory and regulatory requirements for qualifying facility status following the 1997 transfer of ownership interests in the facilities from FPL Energy's partner to a third party. This investigation resulted in a tentative settlement with SCE. The tentative settlement, if approved by the FERC and the California Public Utilities Commission, would result in the facilities no longer having to satisfy qualifying facility ownership requirements and would not materially affect FPL Energy's results of operations. If the SEC upholds the administrative law judge's decision, the FERC rejects the recertification application and/or FPL Energy or its partner did not take appropriate remedial steps, the projects could lose their qualifying facility status, the settlement with SCE might not be consummated and SCE could seek to terminate its long-term power sales agreements with the partnerships. If the long-term power sales agreements were terminated, the projects would have to sell their output into the marketplace. FPL Energy recorded a charge in the third quarter of 2002 associated with these regulatory issues of approximately $17 million ($10 million after tax). At March 31, 2003, FPL Energy's net investment in these two wind projects totaled approximately $11 million, which is included in other investments and other current assets on FPL Group's condensed consolidated balance sheets.

Subsidiaries of FPL Group, other than FPL, have investments in several leveraged leases, two of which are with MCI Telecommunications Corporation (MCI). In July 2002, MCI filed for bankruptcy protection under Chapter 11. Due to the uncertainty of collectibility associated with these leveraged leases, FPL Group recorded reserves totaling $48 million ($30 million after tax) in the third quarter of 2002. At March 31, 2003, investments in leveraged leases with MCI totaled $14 million and related deferred tax liabilities totaled $10 million.

FPL Group recorded charges totaling $207 million ($127 million after tax) in the third quarter of 2002 due to unfavorable market conditions in the wholesale energy and telecommunications markets. During the first quarter of 2003, approximately $20 million was charged against the associated liability. As of March 31, 2003, a balance of approximately $7 million remains and is included in other current liabilities on FPL Group's condensed consolidated balance sheets.

7. Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a non-rate regulated energy generating subsidiary. Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries. FPL Group's segment information is as follows:

	Three Months Ended March 31,

	2003						2002

	FPL	FPL Energy(a)			Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other		Total

	(millions)

Operating revenues	$1,757		$384		$32	$2,173	$1,538	$203	$30		$1,771
Operating expenses	$1,505		$339		$21	$1,865	$1,305	$179	$31		$1,515
Income (loss) before cumulative effect of a
change in accounting principle	$135		$44		$(4)	$175	$118	$24	$24	(b)	$166
Cumulative effect of adopting FAS 142,
net of income taxes	$-		$-		$-	$-	$-	$(222)	$-		$(222)
Net income (loss)	$135		$44		$(4)	$175	$118	$(198)	$24	(b)	$(56)

	March 31, 2003						December 31, 2002

	FPL		FPL Energy		Corporate & Other	Total	FPL	FPL Energy	Corporate & Other		Total

	(millions)

Total assets	$14,919	(c)	$6,721	(c)	$755	$22,395	$12,637	$6,358	$795		$19,790
_____________________
(a)								FPL Energy's results include interest charges based on an assumed capital structure of 50% debt for operating projects and 100% debt for projects under construction.
(b)								Includes favorable settlement of litigation with the Internal Revenue Service for which a net tax benefit of $30 million was recognized.
(c)								Reflects the adoption of FAS 143 in January 2003. See Note 1.
8. Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL. Most of FPL Group Capital's debt, including all of its debentures, are fully and unconditionally guaranteed by FPL Group. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income
	Three Months Ended March 31,

	2003				2002

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$416	$1,757	$2,173	$-	$233	$1,538	$1,771
Operating expenses	-	(361)	(1,504)	(1,865)	-	(209)	(1,306)	(1,515)
Interest charges	(7)	(38)	(32)	(77)	(7)	(38)	(35)	(80)
Other income (deductions) - net	180	33	(191)	22	(55)	23	41	9

Income (loss) from operations before income taxes	173	50	30	253	(62)	9	238	185
Income tax expense (benefit)	(2)	6	74	78	(6)	(40)	65	19

Income (loss) before cumulative effect of a
change in accounting principle	175	44	(44)	175	(56)	49	173	166
Cumulative effect of adopting FAS 142,
net of income taxes	-	-	-	-	-	(222)	-	(222)

Net income (loss)	$175	$44	$(44)	$175	$(56)	$(173)	$173	$(56)

_____________________
(a) Represents FPL and consolidating adjustments.
Condensed Consolidating Balance Sheets
	March 31, 2003				December 31, 2002

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$6,124	$21,403	$27,527	$-	$5,745	$20,760	$26,505
Less accumulated depreciation and amortization	-	(492)	(10,580)	(11,072)	-	(360)	(11,841)	(12,201)

Total property, plant and equipment - net	-	5,632	10,823	16,455	-	5,385	8,919	14,304

CURRENT ASSETS
Cash and cash equivalents	77	142	113	332	5	261	-	266
Receivables	414	283	268	965	460	269	136	865
Other	-	265	699	964	-	240	537	777

Total current assets	491	690	1,080	2,261	465	770	673	1,908

OTHER ASSETS
Investment in subsidiaries	6,311	-	(6,311)	-	6,221	-	(6,221)	-
Other	101	1,363	2,215	3,679	103	1,284	2,191	3,578

Total other assets	6,412	1,363	(4,096)	3,679	6,324	1,284	(4,030)	3,578

TOTAL ASSETS	$6,903	$7,685	$7,807	$22,395	$6,789	$7,439	$5,562	$19,790

CAPITALIZATION
Common shareholders' equity	$6,496	$891	$(891)	$6,496	$6,390	$839	$(839)	$6,390
Preferred stock of FPL without sinking fund
requirements	-	-	226	226	-	-	226	226
Long-term debt	-	3,427	2,364	5,791	-	3,426	2,364	5,790

Total capitalization	6,496	4,318	1,699	12,513	6,390	4,265	1,751	12,406

CURRENT LIABILITIES
Accounts payable and short-term debt	-	1,703	1,407	3,110	-	1,563	1,092	2,655
Other	43	859	500	1,402	17	812	427	1,256

Total current liabilities	43	2,562	1,907	4,512	17	2,375	1,519	3,911

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	167	1,832	1,999	-	-	-	-
Accumulated deferred income taxes	(5)	424	1,264	1,683	(5)	412	1,140	1,547
Other	369	214	1,105	1,688	387	387	1,152	1,926

Total other liabilities and deferred credits	364	805	4,201	5,370	382	799	2,292	3,473

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$6,903	$7,685	$7,807	$22,395	$6,789	$7,439	$5,562	$19,790

(a) Represents FPL and consolidating adjustments.
Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31,

	2003				2002

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$172	$106	$408	$686	$114	$(35)	$611	$690

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and independent power
investments	-	(303)	(299)	(602)	-	(260)	(269)	(529)
Other - net	-	(21)	(65)	(86)	-	7	(31)	(24)

Net cash used in investing activities	-	(324)	(364)	(688)	-	(253)	(300)	(553)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	-	-	-	-	573	-	573
Increase (decrease) in short-term debt	-	99	68	167	-	(335)	(232)	(567)
Issuances of common stock	16	-	-	16	6	-	-	6
Dividends	(106)	-	-	(106)	(98)	-	-	(98)
Other - net	(10)	-	1	(9)	(16)	-	-	(16)

Net cash provided by (used in) financing activities	(100)	99	69	68	(108)	238	(232)	(102)

Net increase (decrease) in cash and cash equivalents	72	(119)	113	66	6	(50)	79	35
Cash and cash equivalents at beginning of period	5	261	-	266	-	81	1	82

Cash and cash equivalents at end of period	$77	$142	$113	$332	$6	$31	$80	$117

(a) Represents FPL and consolidating adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2002 Form 10-K for FPL Group and FPL. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

FPL Group's net income for the first quarter of 2003 was $175 million compared to a net loss of $56 million for the same period in 2002. FPL Group reported a net loss for the first quarter of 2002 as a result of an after-tax charge of $222 million related to the cumulative effect of an accounting change. Also during the first quarter of 2002, a $30 million gain from an income tax settlement was recorded. Unrealized gains from non-managed hedge activities increased FPL Group's net income for the three months ended March 31, 2003 by $3 million compared to gains of $1 million for the three months ended March 31, 2002. Management assesses the economic performance of its business segments excluding these charges, gains and the effects of non-managed hedges. Although such items are properly included in the determination of net income in accordance with generally accepted accounting principles, both the size and nature of such items make year to year comparisons of operations difficult and potentially confusing. Excluding these items, net income would have been $172 million for the first quarter of 2003 compared to $135 million in the first quarter of 2002.

FPL Group's effective tax rate was lower for the three months ended March 31, 2002 due to the gain from an income tax settlement discussed above, as well as increased tax credits for wind projects at FPL Energy and additional dividend deductions on FPL Group's Employee Stock Ownership Plan.

FPL - For the three months ended March 31, 2003, FPL's net income benefited from higher revenues from retail base operations and lower depreciation expense partially offset by higher other operations & maintenance (O&M) expenses.

FPL's operating revenues consisted of the following:
	Three Months Ended March 31,

	2003	2002

	(millions)

Retail base operations	$828	$816
Revenue refund provision	-	(19)
Cost recovery clauses and other pass-through costs	913	737
Other	16	4

Total	$1,757	$1,538

The increase in retail base revenues, resulting from an increase in customer accounts and an increase in usage per retail customer, was partially offset by the 7% reduction in retail rates pursuant to the 2002-2005 rate agreement that was effective in mid-April 2002. A 2.3% increase in the number of retail customer accounts increased revenues by $18 million, while a 6.9% increase in usage per retail customer contributed $54 million. Over half of the growth in usage for the first quarter of 2003 was associated with colder weather in January and warmer weather in March. The 7% rate reduction equated to a $60 million reduction in retail base revenues.

Revenues from cost recovery clauses and other pass-through costs such as franchise fees and revenue taxes do not significantly affect net income; however, differences between actual revenues and costs incurred can significantly affect FPL Group's and FPL's operating cash flows. Fluctuations in these revenues, as well as in fuel, purchased power and interchange expenses, are primarily driven by changes in energy sales, fuel prices and capacity charges. The increase in revenues from cost recovery clauses and other pass-through costs for the three months ended March 31, 2003, as well as an increase in related payables included in accounts payable on the condensed consolidated balance sheets, was primarily due to higher fuel costs. These higher than projected fuel costs resulted in an underrecovery which negatively affected FPL Group's and FPL's cash flows from operations for the first quarter of 2003. In March 2003, the FPSC approved a fuel adjustment increase totaling $347 million beginning in April 2003 due to higher than projected oil and natural gas prices.

FPL's O&M expenses increased $28 million for the first quarter 2003 due to higher employee benefit, nuclear maintenance and insurance costs. Employee benefit costs increased approximately $9 million mainly due to higher employee health care costs; nuclear costs increased $9 million primarily due to increased spending needed to maintain safe and reliable nuclear power plants; and higher insurance costs increased O&M by approximately $5 million. The balance of the increase is associated with increased legal expenses, severance payments and, to a lesser extent, restoration costs from severe weather in March 2003.

In late April and early May 2003, while performing volumetric inspections of the reactor vessel head at St. Lucie Unit No. 2 during a scheduled refueling outage, two cracks were found in the control rod drive mechanism tubes. Additional confirmatory testing is being performed, however, the additional testing is not expected to materially affect the unit's refueling outage schedule. The estimated costs to make the necessary repairs are included in an accrual which is being recorded on a levelized basis over a five-year period beginning in 2002, as approved by the FPSC.

Depreciation expense decreased during the three months ended March 31, 2003 primarily due to the $31 million amortization of a regulatory liability, as approved by the FPSC in the 2002-2005 rate agreement, representing the pro rata portion of the $125 million annual depreciation credit provided for by the 2002-2005 rate agreement. Absent this credit, depreciation expense increased reflecting the Fort Myers and Sanford plant additions and general system growth.

In April 2003, the FERC issued its White Paper on Wholesale Power Market Platform (White Paper), responding to comments on its proposed rule regarding standardized market design for electric markets in the United States. The White Paper indicates that FERC intends to be more flexible on how and when the final rule will be implemented, defer to regional state committees to address regional transmission organizations (RTO)/independent system operator (ISO) significant features, require regulated utilities to join RTOs or ISOs and require RTOs to implement spot markets.

FPL Energy - FPL Energy's net income for the quarter ended March 31, 2003 was $44 million compared to a net loss of $198 million for the comparable period in 2002. The net loss for 2002 was the result of FPL Energy recording a goodwill impairment charge totaling $222 million after tax representing the cumulative effect of adopting FAS 142, "Goodwill and Other Intangible Assets." During the first quarter of 2003, FPL Energy recorded $3 million of after-tax net unrealized mark-to-market gains from non-managed hedges compared to gains of $1 million during the same quarter of 2002. For further discussion of derivative instruments, see Note 3. Excluding these items, FPL Energy's after-tax earnings were $41 million and $23 million for the first quarter of 2003 and 2002, respectively.

FPL Energy's first quarter 2003 net income benefited from project additions, primarily the purchase of an 88.23% interest in Seabrook in November 2002, as well as wind and natural gas-fired assets that began operations since the first quarter of 2002. These project additions, totaling almost 2,200 mw, contributed $28 million to the first quarter 2003 net income. FPL Energy's operating revenues and operating expenses for the first quarter of 2003 increased $181 million and $160 million, respectively, primarily driven by project additions. These project additions resulted in increases to operating revenues of $158 million and operating expenses of $113 million (including fuel-related costs of $66 million, O&M expenses of $37 million and depreciation expense of $10 million) during the quarter ended March 31, 2003 compared to the same quarter in 2002. The balance of the portfolio also experienced increased revenues of $23 million primarily as a result of higher prices partially offset by reduced generation primarily due to plant outages in the Electric Reliability Council of Texas (ERCOT) region and weather conditions in the Northeast as well as reduced gains from asset optimization and restructuring activities. The balance of the portfolio also experienced increases in operating expenses, primarily fuel-related, of $47 million due to rising natural gas prices.

Earnings from investments in partnerships and joint ventures, presented as equity in earnings of equity method investees, increased $25 million from the prior year quarter primarily due to a mark-to-market gain on a gas supply agreement, the settlement of a counterparty dispute, and the settlement of disputed revenues in both 2003 and 2002. Excluding these events, earnings from FPL Energy's investment in equity method investees increased approximately $4 million in the first quarter 2003. This increase is due primarily to increased contract prices as well as increased wind resource over the prior year, partially offset by higher contract fuel costs in the northeast region.

FPL Energy's target is to have approximately 75% of its capacity under contract or hedged over the following twelve-month period. As of March 31, 2003, FPL Energy's capacity under contract for 2003 is as follows:

Asset Class	Available MW(a)	% MW Hedged

Wind (b)	1,981	100%
Non-wind assets under long-term contract	1,255	98%
Merchants:
Seabrook	932	92%
NEPOOL/PJM/NYPP	1,556	50%	(c)
ERCOT	2,657	72%	(c)
Other (WECC/SERC)	1,093	39%	(c)

Total portfolio	9,474	76%

_____________________
(a)	Weighted to reflect in-service dates, planned maintenance and a refueling outage for Seabrook.
(b)	For further discussion regarding two wind projects involved in litigation that could potentially terminate long-term power sales agreements, see Note 6 - Other Contingencies.
(c)	Represents on-peak mw hedged.

FPL Energy is currently constructing five gas-fired power plants with a total capacity of approximately 3,700 mw, and expects to add between 700 to 1,000 mw of new wind generation by the end of 2003. FPL Energy expects its future portfolio growth to come from a mix of wind development (assuming the extension of the production tax credits beyond 2003) and asset acquisitions.

Corporate and Other - Corporate and Other is primarily comprised of FPL FiberNet and other corporate income and expenses such as interest income and interest expense. For the first quarter of 2002, results for the Corporate and Other segment reflect a $30 million gain from an income tax settlement. For the three months ended March 31, 2003, FPL FiberNet's results benefited from gains associated with restructuring two prior transactions which were more than offset by higher corporate expenses.

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

During the first quarter of 2003, FPL Group Capital added $46 million to its credit facility. Bank lines of credit available to FPL Group and its subsidiaries at March 31, 2003 aggregated approximately $3.2 billion ($2.2 billion for FPL Group Capital and $1 billion for FPL). Approximately one-half of these facilities expires in the second half of 2003, with the remainder expiring in 2004. These facilities are available to support the companies' commercial paper programs as well as for general corporate purposes. In March 2003, FPL entered into a promissory note with a bank under which FPL may borrow up to $500 million. As of March 31, 2003, FPL had loans outstanding under this note totaling $200 million principal amount with a weighted-average interest rate of 1.53% and an average remaining term of 36 days. The proceeds of borrowings under the promissory note will be used for general corporate purposes.

In April 2003, FPL sold $500 million principal amount of 5 5/8% first mortgage bonds maturing in 2034 and FPL Group Capital sold $500 million principal amount of 3 1/4% debentures maturing in 2006. The proceeds from FPL's first mortgage bonds were used to repay FPL's short-term borrowings and for other corporate purposes. The proceeds from FPL Group Capital's debentures were used to repay a portion of commercial paper issued to fund investments by FPL Group Capital in independent power projects. On May 1, 2003, FPL sold approximately $79 million principal amount of variable rate tax-exempt solid waste disposal revenue refunding bonds maturing in May 2024. The proceeds were used to refund and redeem approximately $5 million principal amount of 6.70% solid waste disposal revenue bonds maturing in 2027 and approximately $4 million principal amount of 7.15% solid waste disposal revenue bonds maturing in 2023. The remaining proceeds will be used to refund and redeem in July 2003, approximately $65 million principal amount of variable rate solid waste disposal revenue bonds maturing in 2024 and approximately $4 million principal amount of variable rate solid waste disposal revenue bonds maturing in 2027.

FPL Group's and FPL's commitments at March 31, 2003 were as follows:
	2003	2004	2005	2006	2007	Thereafter	Total

	(millions)
Long-term debt:
FPL	$70	$-	$500	$-	$-	$1,875	$2,445
FPL Energy	35	37	41	35	22	212	382
Corporate and Other	-	275	-	600	1,075	1,136	3,086
Standby letters of credit:
FPL	-	2	-	-	-	-	2
FPL Energy	260	-	1	-	-	-	261
Corporate and Other	-	-	-	-	-	-	-
Guarantees:
FPL Energy	262	11	12	-	200	591	1,076
Corporate and Other	-	-	2	-	-	-	2
Other commitments:
FPL(a)	1,075	1,445	1,190	975	950	-	5,635
FPL Energy(b)	236	209	43	35	226	188	937
Corporate and Other	8	-	-	-	-	-	8

Total	$1,946	$1,979	$1,789	$1,645	$2,473	$4,002	$13,834

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

In 2000, an FPL Energy subsidiary entered into an operating lease agreement with an SPE lessor to lease a 550-mw combined-cycle power generation plant through 2007. The SPE arranged funding commitments through debt and equity contributions from investors who are not affiliated with FPL Group. FPL Group Capital has guaranteed certain obligations of the FPL Energy subsidiary under this agreement, which are included in the table above. See Note 6 - Off-Balance Sheet Financing Arrangement.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which will replace the current accounting guidance for SPEs. As a result, entities that are deemed to be VIEs in which FPL Group or one of its subsidiaries is considered to be the "primary beneficiary" will be consolidated. Variable interests are considered to be contractual, ownership or other monetary interests in an entity that fluctuate with changes in the entity's net asset value. Under its current structure, FPL Group believes that the SPE discussed above will be required to be consolidated beginning in July 2003. At March 31, 2003, FPL Group's maximum exposure to loss as a result of its involvement with this SPE, in the event that the underlying asset would be economically worthless, was $213 million, which includes the residual value guarantee, letters of credit and debt service guarantee.

FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a PPA that expires in 2027. Under the PPA, the subsidiary could incur market-based liquidated damages for failure to meet a stated mechanical availability and guaranteed average output. Based on past performance of similar projects, management believes that the exposure associated with this guarantee is not material.

FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as guarantees discussed above. At March 31, 2003, FPL had no outstanding guarantees.

Accumulated Other Comprehensive Income
Total other comprehensive income activity for the quarter ended March 31, 2003 was as follows:

	Accumulated Other Comprehensive Income (Loss)

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

	(millions)

Balance, December 31, 2002	$19	$(3)	$16
Effective portion of net unrealized gain:
Consolidated subsidiaries (net of $11 tax expense)	17		17
Equity investments (net of $5 tax expense)	7		7
Reclassification from OCI to net income:
Consolidated subsidiaries (net of $7 tax benefit)	(10)		(10)
Equity investments (net of $2 tax benefit)	(4)		(4)
Net unrealized gain on available for sale securities
(net of $2 tax benefit)		(2)	(2)

Balances, March 31, 2003	$29	$(5)	$24

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

Derivative instruments are recorded on FPL Group's and FPL's balance sheets as either an asset or liability (in other current assets, other assets, other current liabilities and other liabilities) measured at fair value. At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled. Upon settlement, any gains or losses are passed through the fuel clause and the capacity clause. For FPL Group's non-rate regulated operations, predominantly FPL Energy, changes in the derivatives' fair value are recognized net in operating revenues for trading and managed hedge activities and in equity in earnings of equity method investees and other - net for non-managed hedges in FPL Group's condensed consolidated statements of income unless hedge accounting is applied. Settlement gains and losses are included within the line items in the statements of income to which they relate. See Note 3.

The changes in the fair value of FPL Group's consolidated subsidiaries' derivative instruments were as follows:
	Three Months Ended March 31, 2003

		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Managed	OCI	Cost Recovery Clause	FPL Group Total

	(millions)

Fair value of contracts outstanding at December 31, 2002	$4	$-	$8	$28	$12	$52
Reclassification to realized at settlement of contracts	(2)	-	1	(17)	(16)	(34)
Fair value of new contracts when entered into	-	-	-	-	-	-
Effective portion of changes in fair value recorded in OCI	-	-	-	28	-	28
Ineffective portion of changes in fair value recorded in earnings	-	-	-	-	-	-
Changes in valuation assumptions	-	-	-	-	-	-
Changes in fair value excluding reclassification to realized	2	1	(16)	-	17	4

Fair value of contracts outstanding at March 31, 2003	4	1	(7)	39	13	50
Net option premium payment / (receipts)	-	-	(9)	-	2	(7)

Total mark-to-market energy contract net assets at March 31, 2003	$4	$1	$(16)	$39	$15	$43 (a)

_____________________
(a)	Includes FPL's mark-to-market energy contract net assets of approximately $15 million at March 31, 2003.
FPL Group's total mark-to-market energy contract net assets at March 31, 2003 shown above are included in the condensed consolidated balance sheets as follows:
March 31, 2003

(millions)

Other current assets	$106
Other assets	13
Other current liabilities	(63)
Other liabilities	(13)

FPL Group's total mark-to-market energy contract net assets at March 31, 2003	$43

The sources of fair value estimates and maturity of derivative instruments at March 31, 2003 were as follows:

	Maturity

	2003	2004	2005	2006	2007	Thereafter	Total

	(millions)
Proprietary Trading:
Actively quoted (i.e., exchange trade) prices	$-	$(1)	$-	$-	$-	$-	$(1)
Prices provided by other external sources	(1)	2	-	-	-	-	1
Modeled	-	-	1	1	-	2	4

Total	(1)	1	1	1	-	2	4

Owned Assets - Managed:
Actively quoted (i.e., exchange trade) prices	-	-	-	-	-	-	-
Prices provided by other external sources	1	-	-	-	-	-	1
Modeled	-	-	-	-	-	-	-

Total	1	-	-	-	-	-	1

Owned Assets - Non-Managed:
Actively quoted (i.e., exchange trade) prices	(1)	1	1	-	-	-	1
Prices provided by other external sources	-	-	-	-	-	-	-
Modeled	(8)	-	-	-	-	-	(8)

Total	(9)	1	1	-	-	-	(7)

Owned Assets - Hedges in OCI:
Actively quoted (i.e., exchange trade) prices	47	(3)	(3)	-	-	-	41
Prices provided by other external sources	(2)	-	-	-	-	-	(2)
Modeled	-	-	-	-	-	-	-

Total	45	(3)	(3)	-	-	-	39

Owned Assets - Cost Recovery Clause:
Actively quoted (i.e., exchange trade) prices	12	-	-	-	-	-	12
Prices provided by other external sources	-	-	-	-	-	-	-
Modeled	1			-	-	-	1

Total	13	-	-	-	-	-	13

Total sources of fair value	$49	$(1)	$(1)	$1	$-	$2	$50

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of March 31, 2003 and December 31, 2002, the VaR figures are as follows:

	Trading and Managed Hedges			Non-Managed Hedges and Hedges in OCI (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2002	$-	$-	$-	$1	$3	$4	$1	$3	$4
March 31, 2003	$-	$-	$-	$3	$5	$7	$3	$5	$7

Average for the period ended
March 31, 2003	$-	$-	$-	$2	$4	$5	$2	$4	$5
_____________________
(a)

Non-managed hedges are employed to reduce the market risk exposure to physical assets which are not marked-to-market. The VaR figures for the non-managed hedges and hedges in OCI category do not represent the economic exposure to commodity price movements.

Interest rate risk - The special use funds of FPL Group include restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of FPL Group's and FPL's nuclear power plants. A portion of these funds is invested in fixed income debt securities carried at their market value of approximately $1.229 billion and $1.184 billion ($1.109 billion and $1.066 billion for FPL) at March 31, 2003 and December 31, 2002, respectively. Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment for FPL. The market value adjustments of FPL Group's non-rate regulated operations result in a corresponding adjustment to OCI. Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not expected to begin until at least 2012.

The following are estimates of the fair value of FPL's and FPL Group's long-term debt:

	March 31, 2003			December 31, 2002

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)

Long-term debt of FPL, including current maturities	$2,434	$2,598	(a)	$2,434	$2,578	(a)
Long-term debt of FPL Group, including current maturities	$5,896	$6,318	(a)	$5,895	$6,222	(a)
_____________________
(a) Based on quoted market prices for these or similar issues.

Based upon a hypothetical 10% increase in interest rates, which is a reasonable near-term market change, the net fair value of the net liabilities would decrease by approximately $100 million ($28 million for FPL) at March 31, 2003.

Equity price risk - Included in the special use funds of FPL Group are marketable equity securities carried at their market value of approximately $677 million and $689 million ($570 million and $578 million for FPL) at March 31, 2003 and December 31, 2002, respectively. A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $68 million ($57 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at March 31, 2003.

New Accounting Rules and Interpretations
Accounting for Asset Retirement Obligations - Effective January 1, 2003, FPL Group and FPL adopted FAS 143, "Accounting for Asset Retirement Obligations." See Note 1.

Guarantees - In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation requires that guarantors recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applied on a prospective basis to guarantees issued or modified after December 31, 2002. During the first quarter of 2003, FPL Group and FPL did not issue any guarantees subject to the recognition, measurement and disclosure requirements of FIN 45. See additional disclosures in Note 6 - Commitments.

Variable Interest Entities - In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." See Note 6 - Off-Balance Sheet Financing Arrangement.

Derivative Instruments - The FASB has recently proposed guidance in Issue C20 clarifying when a contract's price may be considered clearly and closely related for purpose of qualifying for the normal purchases and normal sales exception in FAS 133. See Note 3 for further discussion.

In April 2003, the FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends FAS 133 to formally incorporate certain conclusions reached by the Derivatives Implementation Group. For implementation issues that were modified in the amendment process, the new guidance will be applied prospectively for contracts entered into or modified after June 30, 2003. FPL Group and FPL are evaluating the effects, if any, the modifications would have on their financial statements in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.
Item 4. Controls and Procedures
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Reference is made to Item 3. Legal Proceedings in the 2002 Form 10-K for FPL Group and FPL.
In the Thomas case, discovery is proceeding.

On March 28, 2003, the DC Circuit denied FMPA's rehearing request of the DC Circuit's decision that upheld FERC's order denying FMPA credits for its facilities. All issues in the March 1993 filing by FPL are settled except for three issues reserved by FMPA, one of which is the crediting issue. On March 5, 2003, FMPA petitioned the DC Circuit to order FERC to rule on the reserved issues. The DC Circuit has requested FERC to respond to FMPA's petition by May 14, 2003.

The Oorbeek, Klein and Phillips lawsuits have been consolidated. FPL Group has filed motions to dismiss the Oorbeek, Klein and Phillips lawsuits for failure to make a proper demand, as required by Florida law, to obtain action by the board of directors and to dismiss the Oorbeek and Klein lawsuits because the independent directors (other than Messrs. Zarb and Camaren) have determined that pursuit of the lawsuits is not in the best interests of FPL Group. Messrs. Zarb and Camaren joined the board in August and October 2002, respectively, and have not participated in the proceedings related to these lawsuits.

On May 2, 2003, the plaintiff's attorneys in the Klein lawsuit sent a new letter to FPL Group's board of directors. This letter demands, among other things, that the board take action (i) to recover from the persons who approved such payments and/or otherwise breached their fiduciary duties, all of the $92 million of LTIP payments made to officers and employees of FPL Group, allegedly on the grounds that the payments constituted a breach of fiduciary duty, bad faith, corporate waste and other unspecified wrongs, (ii) to investigate whether the proposed merger with Entergy was a plan by FPL Group's officers and directors to enrich themselves at the expense of the company, (iii) to seek the return of certain LTIP awards made in replacement of accelerated LTIP awards, (iv) to take immediate actions to secure the return of up to approximately $9 million in LTIP payments which is subject to an interpretation question under the LTIP, (v) to investigate and seek the return of stock options and restricted stock paid to Mr. Broadhead in January 2002 in connection with a consulting agreement and his retirement from FPL Group in December 2001, and (vi) to investigate whether punitive damages may be sought.

In March 2003 and subsequently amended in April 2003, the New York Public Interest Research Group, the NY/NJ Baykeeper and the American Littoral Society brought an action against the New York State DEC, Jamaica Bay, FPL Energy and LIPA in the New York State Supreme Court, Queens County. The action challenges the construction and operation by Jamaica Bay of a nominal 55 mw generating facility currently under construction in Far Rockaway, NY. The petition alleges, among other things, that LIPA did not conduct a proper environmental review of the Facility under the State Environmental Quality Review Act, and that the issuance of an air emissions permit for the Facility by the DEC was improper because the Facility should have been considered a major stationary source under the Clean Air Act. Petitioners have also filed a Motion for a Preliminary Injunction seeking to stop the construction of the Facility pending a decision on their request that the court declare the DEC air permit null and void and requesting the court to order LIPA to prepare an environmental impact statement for the Facility. FPL Energy and Jamaica Bay have moved to dismiss the petition.

FPL has moved to dismiss the complaint in the Finestone lawsuit.
An amended complaint was filed in the Bradstreet lawsuit.
Item 5. Other Information
(a) Reference is made to Item 1. Business - FPL Operations - Competition in the 2002 Form 10-K for FPL Group and FPL.

In April 2003, the FERC issued its White Paper, responding to comments on its proposed rule regarding standardized market design for electric markets in the United States. The White Paper indicates that FERC intends to be more flexible on how and when the final rule will be implemented, defer to regional state committees to address significant RTO/ISO features, require regulated utilities to join RTOs or ISOs and require RTOs to implement spot markets.

(b) Reference is made to Item 1. Business - FPL Operations - System Capability and Load in the 2002 Form 10-K for FPL Group and FPL.

On April 8, 2003, final approval of the Martin and Manatee expansion was granted by the Governor and Cabinet sitting as the Siting Board under the Florida Electrical Power Plant Siting Act. On April 9, 2003, CPV Gulfcoast, Ltd. filed its initial brief for its appeal to the Supreme Court of Florida challenging the FPSC's 2002 approval of the Martin and Manatee expansion. FPL's answer brief is due on May 14, 2003.

(c) Reference is made to Item 1. Business - FPL Operations - Nuclear Operations in the 2002 Form 10-K for FPL Group and FPL.

In late April and early May 2003, while performing volumetric inspections of the reactor vessel head at St. Lucie Unit No. 2 during a scheduled refueling outage, two cracks were found in the control rod drive mechanism tubes. Additional confirmatory testing is being performed, however, the additional testing is not expected to materially affect the unit's refueling outage schedule. The estimated costs to make the necessary repairs are included in an accrual which is being recorded on a levelized basis over a five-year period beginning in 2002, as approved by the FPSC.

(d) Reference is made to Item 1. Business - FPL Operations - Fuel in the 2002 Form 10-K for FPL Group and FPL.

In March 2003, Private Fuel Storage, LLC (PFS) requested that the NRC review the Atomic Safety and Licensing Board's (ASLB) decision that requires PFS address the consequences of a hypothetical military aircraft accident into its proposed facility before such facility is licensed. PFS also requested that the ASLB reconsider its decision and reserved its rights to address the issue of consequences in further proceedings before the ASLB.

(e) Reference is made to Item 1. Business - FPL Energy Operations - General in the 2002 Form 10-K for FPL Group and FPL.
During the first quarter of 2003, FPL Energy's revised its megawatt estimate of new wind generation to be added by the end of 2003 to 700 to 1,000 mw.
Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit Number	Description	FPL Group	FPL

4(a)

Officer's Certificate of FPL Group Capital, dated April 11, 2003, creating the 3 1/4% Debentures, Series due April 11, 2006 (filed as Exhibit 4(ao) to Post-Effective Amendment No. 1 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
4(b)

One Hundred Third Supplemental Indenture, dated as of April 1, 2003, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172)

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

Date: May 8, 2003

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)

CERTIFICATIONS
I, Lewis Hay III, Chief Executive Officer of FPL Group, Inc., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of FPL Group, Inc. (the registrant);
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

LEWIS HAY III

Lewis Hay III Chairman of the Board, President and Chief Executive Officer

I, Moray P. Dewhurst, Chief Financial Officer of FPL Group, Inc., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of FPL Group, Inc. (the registrant);
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

MORAY P. DEWHURST

Moray P. Dewhurst Vice President, Finance and Chief Financial Officer

I, Lewis Hay III, Chief Executive Officer of Florida Power & Light Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Florida Power & Light Company (the registrant);
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

LEWIS HAY III

Lewis Hay III Chairman of the Board and Chief Executive Officer

I, Moray P. Dewhurst, Chief Financial Officer of Florida Power & Light Company, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Florida Power & Light Company (the registrant);
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

MORAY P. DEWHURST

Moray P. Dewhurst Senior Vice President, Finance and Chief Financial Officer