Form 10-Q
period 2003-09-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2003-11-12
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether FPL Group, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No ___
Indicate by check mark whether Florida Power & Light Company is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes No X
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at October 31, 2003: 183,947,177 shares.

As of October 31, 2003, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), FPL Group, Inc. (FPL Group) and Florida Power & Light Company (FPL) are hereby filing cautionary statements identifying important factors that could cause FPL Group's or FPL's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of FPL Group and FPL in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, believe, could, estimated, may, plan, potential, projection, target, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could cause FPL Group's or FPL's actual results to differ materially from those contained in forward-looking statements made by or on behalf of FPL Group and FPL.

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
•

FPL Group and FPL are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or increase costs. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

•

FPL Group and FPL operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. FPL Group and its subsidiaries will need to adapt to these changes and may face increasing competitive pressure.

•

The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, use of new technology, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes), as well as the risk of performance below expected levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. In addition to these risks, FPL Group's and FPL's nuclear units face certain risks that are unique to the nuclear industry including the ability to dispose of spent nuclear fuel, as well as additional regulatory actions up to and including shutdown of the units stemming from public safety concerns, whether at FPL Group's and FPL's plants, or at the plants of other nuclear operators. Breakdown or failure of an FPL Energy, LLC (FPL Energy) operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

•

FPL Group's and FPL's ability to successfully and timely complete their power generation facilities currently under construction, those projects yet to begin construction or capital improvements to existing facilities is contingent upon many variables and subject to substantial risks. Should any such efforts be unsuccessful, FPL Group and FPL could be subject to additional costs, termination payments under committed contracts, loss of production tax credits for wind projects currently under construction and/or the write-off of their investment in the project or improvement.

•

FPL Group and FPL use derivative instruments, such as swaps, options, futures and forwards to manage their commodity and financial market risks, and to a lesser extent, engage in limited trading activities. FPL Group could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts. In addition, FPL's use of such instruments could be subject to prudency challenges by the FPSC and if found imprudent, cost recovery disallowance.

•

There are other risks associated with FPL Group's non-rate regulated businesses, particularly FPL Energy. In addition to risks discussed elsewhere, risk factors specifically affecting FPL Energy's success in competitive wholesale markets include the ability to efficiently develop and operate generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power. There can be significant volatility in market prices for fuel and electricity, and there are other financial, counterparty and market risks that are beyond the control of FPL Energy. FPL Energy's inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair its future financial results. In keeping with industry trends, a portion of FPL Energy's power generation facilities operate wholly or partially without long-term power purchase agreements. As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which may affect the volatility of FPL Group's financial results. In addition, FPL Energy's business depends upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable, FPL Energy's ability to sell and deliver its wholesale power may be limited.

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

•

FPL Group and FPL are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims; as well as the effect of new, or changes in, tax rates or policies, rates of inflation, accounting standards, securities laws or corporate governance requirements.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

OPERATING REVENUES	$2,974	$2,353	$7,605	$6,251

OPERATING EXPENSES
Fuel, purchased power and interchange	1,532	1,082	3,736	2,783
Other operations and maintenance	383	325	1,168	1,007
Restructuring and impairment charges	-	207	-	207
Depreciation and amortization	282	225	808	718
Taxes other than income taxes	227	199	622	556

Total operating expenses	2,424	2,038	6,334	5,271

OPERATING INCOME	550	315	1,271	980

OTHER INCOME (DEDUCTIONS)
Interest charges	(106)	(74)	(267)	(234)
Preferred stock dividends - FPL	(4)	(4)	(11)	(11)
Reserve for leveraged leases	-	(48)	-	(48)
Equity in earnings of equity method investees	34	18	85	51
Other - net	20	-	19	27

Total other deductions - net	(56)	(108)	(174)	(215)

INCOME FROM OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	494	207	1,097	765

INCOME TAXES	160	57	349	199

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
IN ACCOUNTING PRINCIPLES	334	150	748	566

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

FAS 142, "Goodwill and Other Intangible Assets," net of income taxes of $143	-	-	-	(222)

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities,"
net of income taxes of $2	(3)	-	(3)	-

NET INCOME	$331	$150	$745	$344

Earnings per share of common stock:
Earnings per share before cumulative effect of changes in accounting
principles	$1.88	$0.85	$4.22	$3.29
Cumulative effect of changes in accounting principles	$(0.02)	$-	$(0.02)	$(1.29)
Earnings per share	$1.86	$0.85	$4.20	$2.00
Earnings per share of common stock - assuming dilution:
Earnings per share before cumulative effect of changes in accounting
principles	$1.88	$0.85	$4.21	$3.29
Cumulative effect of changes in accounting principles	$(0.02)	$-	$(0.02)	$(1.29)
Earnings per share	$1.86	$0.85	$4.19	$2.00

Dividends per share of common stock	$0.60	$0.58	$1.80	$1.74

Weighted-average number of common shares outstanding	177.8	175.7	177.3	171.8
Weighted-average number of common shares outstanding - assuming dilution	178.3	175.9	177.8	172.1

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (2002 Form 10-K) for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
September 30, 2003		December 31, 2002

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$27,237	$23,664
Nuclear fuel	504	202
Construction work in progress	1,846	2,639
Less accumulated depreciation and amortization	(11,663)	(12,201)

Total property, plant and equipment - net	17,924	14,304

CURRENT ASSETS
Cash and cash equivalents	935	266
Customer receivables, net of allowances of $24 and $26, respectively	948	642
Other receivables	183	223
Materials, supplies and fossil fuel inventory - at average cost	422	448
Deferred clause expenses	496	131
Other	274	198

Total current assets	3,258	1,908

OTHER ASSETS
Special use funds	2,112	1,921
Other investments	784	697
Other	1,077	960

Total other assets	3,973	3,578

TOTAL ASSETS	$25,155	$19,790

CAPITALIZATION
Common stock	$2	$2
Additional paid-in capital	3,184	3,091
Retained earnings	3,708	3,281
Accumulated other comprehensive income	11	16

Total common shareholders' equity	6,905	6,390
Preferred stock of FPL without sinking fund requirements	226	226
Long-term debt	8,331	5,790

Total capitalization	15,462	12,406

CURRENT LIABILITIES
Commercial paper	1,171	1,822
Notes payable	371	375
Current maturities of long-term debt	343	105
Accounts payable	608	458
Customers' deposits	351	316
Accrued interest and taxes	420	169
Deferred clause revenues	40	62
Other	727	604

Total current liabilities	4,031	3,911

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,056	-
Accumulated deferred income taxes	1,936	1,547
Storm and property insurance reserve	321	298
Other	1,349	1,628

Total other liabilities and deferred credits	5,662	3,473

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$25,155	$19,790

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2002 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Nine Months Ended September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$745	$344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	775	685
Nuclear fuel amortization	38	-
Cumulative effect of changes in accounting principles	5	365
Restructuring and impairment charges	-	207
Deferred income taxes and related regulatory credit	376	41
Cost recovery clauses	(353)	151
Equity in earnings of equity method investees	(85)	(51)
Distribution of earnings from equity method investees	27	55
Changes in operating assets and liabilities:
Restricted cash	(96)	251
Customer receivables	(304)	(182)
Other receivables	57	55
Material, supplies and fossil fuel inventory	36	40
Other current assets	(20)	(107)
Deferred pension cost	(92)	(86)
Accounts payable	173	139
Customers' deposits	35	28
Accrued interest and taxes	251	401
Other current liabilities	(12)	(104)
Other liabilities	8	(18)
Other - net	45	14

Net cash provided by operating activities	1,609	2,228

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(946)	(803)
Independent power investments	(1,108)	(940)
Nuclear fuel purchases	(29)	-
Capital expenditures of FPL FiberNet, LLC	(6)	(16)
Contributions to special use funds	(143)	(50)
Other - net	19	57

Net cash used in investing activities	(2,213)	(1,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,430	1,177
Retirements of long-term debt	(183)	(242)
Net change in short-term debt	(684)	(816)
Issuances of common stock	55	360
Dividends on common stock	(318)	(298)
Other - net	(27)	(43)

Net cash provided by financing activities	1,273	138

Net increase in cash and cash equivalents	669	614
Cash and cash equivalents at beginning of period	266	82

Cash and cash equivalents at end of period	$935	$696

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$41	$54
Accrual for premium on publicly-traded equity units known as Corporate Units	$-	$111
Additions to debt through adoption of FIN 46	$515	$-
Additions to property, plant and equipment - net through the adoption of FIN 46	$346	$-
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2002 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

OPERATING REVENUES	$2,383	$2,144	$6,193	$5,603

OPERATING EXPENSES
Fuel, purchased power and interchange	1,170	977	2,949	2,491
Other operations and maintenance	292	281	900	839
Depreciation and amortization	224	194	666	632
Taxes other than income taxes	210	190	578	530

Total operating expenses	1,896	1,642	5,093	4,492

OPERATING INCOME	487	502	1,100	1,111

OTHER INCOME (DEDUCTIONS)
Interest charges	(44)	(41)	(128)	(126)
Other - net	-	-	-	(2)

Total other deductions - net	(44)	(41)	(128)	(128)

INCOME BEFORE INCOME TAXES	443	461	972	983

INCOME TAXES	162	173	350	365

NET INCOME	281	288	622	618

PREFERRED STOCK DIVIDENDS	4	4	11	11

NET INCOME AVAILABLE TO FPL GROUP	$277	$284	$611	$607

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2002 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
September 30, 2003		December 31, 2002

ELECTRIC UTILITY PLANT
Plant in service	$21,115	$19,864
Nuclear fuel	421	140
Construction work in progress	623	757
Less accumulated depreciation and amortization	(11,045)	(11,842)

Electric utility plant - net	11,114	8,919

CURRENT ASSETS
Cash and cash equivalents	231	-
Customer receivables, net of allowances of $13 and $9, respectively	756	503
Other receivables	70	125
Materials, supplies and fossil fuel inventory - at average cost	326	349
Deferred clause expenses	496	131
Other	70	57

Total current assets	1,949	1,165

OTHER ASSETS
Special use funds	1,856	1,693
Other	921	860

Total other assets	2,777	2,553

TOTAL ASSETS	$15,840	$12,637

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,316	3,716
Retained earnings	383	295
Accumulated other comprehensive loss	(2)	(2)

Total common shareholder's equity	6,070	5,382
Preferred stock without sinking fund requirements	226	226
Long-term debt	2,994	2,364

Total capitalization	9,290	7,972

CURRENT LIABILITIES
Commercial paper	267	722
Notes payable	40	-
Current maturities of long-term debt	-	70
Accounts payable	477	369
Customers' deposits	343	316
Accrued interest and taxes	428	175
Deferred clause revenues	40	62
Other	363	297

Total current liabilities	1,958	2,011

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,883	-
Accumulated deferred income taxes	1,396	1,215
Storm and property insurance reserve	321	298
Other	992	1,141

Total other liabilities and deferred credits	4,592	2,654

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$15,840	$12,637

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2002 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Nine Months Ended September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$622	$618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	632	599
Nuclear fuel amortization	17	-
Deferred income taxes and related regulatory credit	168	225
Cost recovery clauses	(353)	151
Changes in operating assets and liabilities:
Customer receivables	(253)	(102)
Other receivables	70	(1)
Material, supplies and fossil fuel inventory	23	(10)
Other current assets	(19)	(63)
Deferred pension cost	(74)	(76)
Accounts payable	129	81
Customers' deposits	27	28
Accrued interest and taxes	254	293
Other current liabilities	6	(88)
Other liabilities	24	70
Other - net	5	(2)

Net cash provided by operating activities	1,278	1,723

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(946)	(803)
Nuclear fuel purchases	(13)	-
Contributions to special use funds	(130)	(50)
Other - net	-	4

Net cash used in investing activities	(1,089)	(849)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	585	-
Retirements of long-term debt	(164)	(225)
Net change in short-term debt	(445)	144
Capital contributions from FPL Group, Inc.	600	-
Dividends	(534)	(784)

Net cash provided by (used in) financing activities	42	(865)

Net increase in cash and cash equivalents	231	9
Cash and cash equivalents at beginning of period	-	1

Cash and cash equivalents at end of period	$231	$10

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$41	$54
Additions to debt through adoption of FIN 46	$164	$-
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

1.  Asset Retirement Obligations

Effective January 1, 2003, FPL Group and FPL adopted Statement of Financial Accounting Standards No. (FAS) 143, "Accounting for Asset Retirement Obligations." This statement requires that a liability for the fair value of an asset retirement obligation (ARO) be recognized in the period in which it is incurred with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the condensed consolidated statements of income. Prior to January 1, 2003, FPL accrued for decommissioning and dismantlement costs over the life of the related asset through depreciation expense.

Upon adoption of FAS 143, with respect to amounts for nuclear decommissioning, FPL recorded an ARO of approximately $1.8 billion, capitalized a net asset related to the ARO of approximately $231 million and reversed the approximately $1.6 billion it had previously recorded in accumulated depreciation. The difference, approximately $29 million, was deferred as a regulatory liability. FPL's AROs other than nuclear decommissioning were not significant. The adoption of FAS 143 results in timing differences in the recognition of legal asset retirement costs for financial reporting purposes and the method the FPSC allows FPL to recover in rates. Accordingly, any differences between the ongoing expense recognized under FAS 143 and the amount recoverable through rates have been deferred in accordance with FAS 71, "Accounting for the Effects of Certain Types of Regulation." At September 30, 2003, approximately $1.9 billion was recorded in accumulated depreciation for recorded asset retirement costs that do not meet the definition of an ARO under FAS 143, or are not estimable as discussed in the paragraph below, but are accrued based on FPSC rules and regulations. FPL recorded accretion expense of approximately $25 million and $75 million for the three and nine months ended September 30, 2003, respectively. No other adjustments were made to FPL's ARO during the quarter ended September 30, 2003. Had FAS 143 been applied in 2002 and 2001, FPL would have recorded AROs of approximately $1.8 billion and $1.7 billion at December 31, 2002 and 2001, respectively. Pro forma net income and earnings per share have not been presented for FPL for the three and nine months ended September 30, 2002 and for the years ended December 31, 2002, 2001 and 2000 because the pro forma application of FAS 143 to prior periods would result in the same pro forma net income and earnings per share amounts as the actual amounts reported for those periods due to the regulatory treatment mentioned above.

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

In addition to the amounts recorded by FPL, upon adoption of FAS 143, FPL Energy increased its ARO by approximately $6 million to a total ARO of approximately $164 million and increased its net property, plant and equipment by approximately $6 million. Approximately $152 million of FPL Energy's ARO related to the nuclear decommissioning obligation of the Seabrook Station (Seabrook), and the remainder primarily represented the current estimated fair value of obligations to dismantle its wind facilities located on leased property and certain hydro facilities. The cumulative effect on FPL Energy's net income of adopting FAS 143 was immaterial. FPL Energy recorded accretion expense of approximately $3 million and $9 million for the three and nine months ended September 30, 2003, respectively, which caused FPL Energy's ARO to increase to approximately $173 million at September 30, 2003. FPL Energy made no other material adjustments to its ARO during 2003.

Had FAS 143 been applied in 2002 and 2001, FPL Group would have recorded AROs of approximately $2.0 billion and $1.7 billion at December 31, 2002 and 2001, respectively. Additionally, had FPL Group applied FAS 143 in the three and nine months ended September 30, 2002, FPL Group's net income and earnings per share would have been as follows:
	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(millions, except per share amounts)
Pro forma:
Net income	$331	$150	$745	$343
Earnings per share of common stock	$1.86	$0.85	$4.20	$2.00
Earnings per share of common stock - assuming dilution	$1.86	$0.85	$4.19	$1.99

As reported:
Net income	$331	$150	$745	$344
Earnings per share of common stock	$1.86	$0.85	$4.20	$2.00
Earnings per share of common stock - assuming dilution	$1.86	$0.85	$4.19	$2.00

2.  Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." As a result, entities that are deemed to be variable interest entities (VIEs) in which FPL Group or FPL or one of their respective subsidiaries is considered to be the "primary beneficiary" are to be consolidated. Variable interests are considered to be contractual, ownership or other monetary interests in an entity that fluctuate with changes in the entity's net asset value. An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns. The following VIEs have been consolidated as of July 1, 2003.

FPL - FPL leases nuclear fuel for all four of its nuclear units from an unrelated special purpose entity (SPE). For ratemaking purposes, these leases are classified as operating leases. For financial reporting, the capital lease obligation was recorded at the amount due in the event of lease termination. FPL makes quarterly payments to the lessor for the lease commitments regardless of fuel utilization. In 1991, at the inception of the leases, the SPE entered into various debt agreements to finance the cost of the nuclear fuel. As of June 11, 2003, FPL is the guarantor of the current debt agreements.

FPL Energy - In 2000, an FPL Energy subsidiary entered into an operating lease agreement with an SPE lessor to lease a 550-megawatt (mw) combined-cycle power generation plant through 2007. At the inception of the lease, the lessor obtained the funding commitments required to complete the acquisition, development and construction of the plant through debt and equity contributions from investors who are not affiliated with FPL Group. At December 31, 2002, the commitment was capped at costs incurred of $380 million. The $380 million commitment included $364 million of debt and $16 million of equity. The conditions to achieve project completion were satisfied as of December 27, 2002, at which time the base lease term began. The FPL Energy subsidiary began making quarterly lease payments on March 31, 2003. The quarterly lease payments are intended to cover the lessor's debt service, which includes a stated yield to equity holders and certain other costs.

The FPL Energy subsidiary has the option to purchase the plant from the SPE lessor at any time during the remaining lease term for 100% of the outstanding principal balance of the loans and equity contributions made to the SPE, all accrued and unpaid interest and yield, and all other fees, costs and amounts then due and owing pursuant to the provisions of the related financing documents. However, under certain limited events of default, the FPL Energy subsidiary can be required to purchase the plant for the same cost. If the FPL Energy subsidiary does not elect to purchase the plant at the end of the lease term, a residual value guarantee must be paid, and the plant will be sold. Any proceeds received by the lessor in excess of the outstanding debt and equity will be given to the FPL Energy subsidiary. FPL Group Capital Inc (FPL Group Capital) has guaranteed certain obligations of the FPL Energy subsidiary under the lease agreement. The equity holder controls the lessor.

As a result of the consolidation of the above mentioned VIE's beginning July 1, 2003, FPL Group's and FPL's balance sheet line items increased (decreased) by the following amounts:
	FPL Group	FPL

	(millions)
Assets:
Electric utility plant in service and other property	$354	$-
Nuclear fuel	257	257
Construction work in progress	-	-
Less accumulated depreciation and amortization	265	257
Materials, supplies and fossil fuel inventory	9	-
Other current assets	2	-
Other assets	9	1

Total Assets	$366	$1

Capitalization and Liabilities:
Retained earnings	$(5)	$-
Accumulated other comprehensive loss	(7)	-
Long-term debt (see Note 8)	486	135
Commercial paper	29	29
Accounts payable	(12)	(12)
Other current liabilities	3	-
Other liabilities and deferred credits	(128)	(151)

Total Capitalization and Liabilities	$366	$1

The cumulative effect on FPL Group's net income of implementing FIN 46 for the VIEs discussed above is approximately a $3 million loss (net of taxes of $2 million) and zero for FPL.

In October 2003, the FASB deferred the required implementation date of FIN 46 until the fourth quarter of 2003, but permitted companies to choose earlier adoption for some or all of their investments. FPL Group has chosen to consolidate the two VIEs noted above and will continue to analyze other investments, particularly its partnership interests, to determine if any of those entities are VIEs and, if so, whether they should be included in the consolidated statements of FPL Group.

3.  Earnings Per Share of Common Stock

The reconciliation of FPL Group earnings per share of common stock and earnings per share of common stock - assuming dilution is shown below:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002;

	(millions, except per share amounts)

Numerator:
Net income	$331	$150	$745	$344

Denominator:
Weighted-average number of common shares outstanding	177.8	175.7	177.3	171.8
Performance share and shareholder value awards, options and equity units (a)	0.5	0.2	0.5	0.3

Weighted-average number of common shares outstanding - assuming dilution	178.3	175.9	177.8	172.1

Earnings per share of common stock	$1.86	$0.85	$4.20	$2.00
Earnings per share of common stock - assuming dilution	$1.86	$0.85	$4.19	$2.00
_____________________
(a)

Performance share and shareholder value awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award. Options and equity units (known as Corporate Units) are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Common shares issuable upon the exercise of stock options and settlement of purchase contracts that are a component of the equity units (known as Corporate Units), which were not included in the denominator above due to their antidilutive effect, were approximately 1 million and 23 million for the three months ended September 30, 2003 and 2002, respectively, and approximately 1 million and 11 million for the nine months ended September 30, 2003 and 2002, respectively.

4.  Comprehensive Income

Substantially all of the transactions that FPL Group has designated as hedges at September 30, 2003 are cash flow hedges which have expiration dates through December 2008. Approximately $9 million of FPL Group's accumulated other comprehensive income at September 30, 2003 will be reclassified into earnings within the next 12 months as the hedged fuel is consumed or as electricity is sold. Accumulated other comprehensive income is separately displayed in the condensed consolidated balance sheets of FPL Group.
FPL Group's comprehensive income was as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(millions)

Net income of FPL Group	$331	$150	$745	$344
Net unrealized gains (losses) on cash flow hedges (a)	(33)	3	(14)	18
Net unrealized gains on available for sale securities	1	1	9	1

Comprehensive income of FPL Group	$299	$154	$740	$363

____________________
(a) Effective portion of net unrealized gains (losses) on
cash flow hedges	$(21)	$5	$22	$20

5.  Derivative Instruments

Beginning in 2002, FPL Group segregated unrealized mark-to-market gains and losses on derivative transactions into two categories. The first category, referred to as trading and managed hedge activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts. The second category, referred to as non-managed hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended) and the ineffective portion of transactions accounted for as cash flow hedges. These transactions have been entered into to reduce FPL Group's aggregate risk. Any position that is moved between non-managed hedge activity and trading and managed hedge activity is transferred at its fair value on the date of reclassification.

Unrealized mark-to-market gains (losses) on derivative transactions for both consolidated subsidiaries and equity method investees were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(millions)

Trading and managed hedges (a)	$1	$(2)	$(3)	$6
Non-managed hedges (b)	$14	$4	$17	$7
_____________________
(a)		The unrealized gains (losses) from trading and managed hedge activities are reported net in operating revenues.
(b)

The unrealized gains from non-managed hedge activities of consolidated entities are reported in other - net and activities of equity method investees are reported in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income.

Effective July 1, 2003, FPL Group and FPL adopted FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). The statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. There was no financial statement impact upon adoption of FAS 149. However, the statement could have a significant future impact on the number of contracts that will be marked to market through earnings.

In August 2003, the Emerging Issues Task Force (EITF) released Issue No. 03-11 (EITF 03-11), which provides guidance on whether to report realized gains or losses on physically settled derivative contracts not held for trading purposes on a gross or net basis and requires realized gains or losses on derivative contracts that net settle to be reported on a net basis. Currently, FPL Group and FPL generally report contracts requiring physical delivery of a commodity on a gross basis, even when the contract is ultimately net settled with the counterparty or netted by the transmission system operator. The new guidance is effective October 1, 2003. FPL Group and FPL are evaluating the effect the new guidance will have on their financial statements in the future.

Recently, the staff of the Securities and Exchange Commission (SEC) indicated that the realized and unrealized effects of derivative instruments not accounted for as hedges should be reported within the same caption on the statements of income. Currently, FPL Group reflects unrealized gains and losses related to non-managed hedges in other - net. FPL Group and FPL reflect realized gains and losses for these instruments within the line items in the statements of income to which they relate. FPL Group and FPL expect to adopt the new guidance as soon as practicable. FPL Group and FPL are evaluating the effect the new guidance will have on their financial statements in the future.

6.  Regulation

In April 2003, the FERC issued its White Paper on Wholesale Power Market Platform (White Paper), responding to comments on its proposed rule regarding standardized market design for electric markets in the United States. The White Paper indicates that the FERC intends to be more flexible on how and when the final rule will be implemented, defer to regional state committees to address significant regional transmission organizations (RTO)/independent system operator (ISO) features, require regulated utilities to join RTOs or ISOs and require RTOs to implement spot markets. FPL is evaluating the proposed rule and is currently unable to determine the effects, if any, on FPL's operations.

In June 2003, the Florida Supreme Court dismissed the State of Florida Office of Public Counsel's (Public Counsel) appeal of the FPSC's approval of GridFlorida LLC (GridFlorida) without prejudice. The FPSC has restored the GridFlorida docket to active status and held a technical conference with the FERC in September 2003. The FPSC staff intends to identify issues arising out of the technical conference at a workshop prior to updating the schedule for proceeding.

On November 6, 2003, the Florida Supreme Court heard oral arguments in the South Florida Hospital and Healthcare Association's appeal of the FPSC's approval of FPL's 2002-2005 rate agreement. FPL intends to continue to vigorously contest this appeal and believes that the FPSC's decision approving the 2002-2005 rate agreement will be upheld.

7.  Stock-Based Compensation

FAS 123, "Accounting for Stock-Based Compensation," encourages a fair value based method of accounting for stock-based compensation. In May 2003, FPL Group announced it would begin using the fair value based method of accounting for stock-based compensation beginning in 2004. Through 2003 however, FPL Group will use the intrinsic value based method of accounting as permitted by the statement. Stock-based compensation expense was approximately $3 million and $3 million for the three months ended September 30, 2003 and 2002, respectively, and $13 million and $14 million for the nine months ended September 30, 2003 and 2002, respectively. Compensation expense for restricted stock and performance shares is the same under the fair value and the intrinsic value based methods. The following table illustrates the effect on net income and earnings per share of common stock if FPL Group's compensation expense relating to options had been determined using the fair value based method:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(millions, except per share amounts)

Net income, as reported	$331	$150	$745	$344
Less total stock-based employee compensation expense
determined under fair value based method, net of taxes	2	2	5	5

Pro forma net income	$329	$148	$740	$339

Earnings per share of common stock:
As reported	$1.86	$0.85	$4.20	$2.00
Pro forma	$1.85	$0.84	$4.17	$1.97
Assuming dilution - as reported	$1.86	$0.85	$4.19	$2.00
Assuming dilution - pro forma	$1.85	$0.84	$4.16	$1.97

8.  Debt and Preferred Stock

Long-term Debt - In April 2003, FPL sold $500 million principal amount of 5 5/8% first mortgage bonds maturing in April 2034 and FPL Group Capital sold $500 million principal amount of 3 1/4% debentures maturing in April 2006. The proceeds from FPL's first mortgage bonds were used to repay a portion of FPL's short-term borrowings and for other corporate purposes. The proceeds from FPL Group Capital's debentures were used to repay a portion of commercial paper issued to fund investments in independent power projects.

In May 2003, FPL sold approximately $79 million principal amount of variable rate tax-exempt solid waste disposal revenue refunding bonds maturing in May 2024. The proceeds were used to refund and redeem in May 2003, approximately $5 million principal amount of 6.70% solid waste disposal revenue bonds maturing in May 2027 and approximately $4 million principal amount of 7.15% solid waste disposal revenue bonds maturing in February 2023. The remaining proceeds were used to refund and redeem in July 2003, approximately $65 million principal amount of variable rate solid waste disposal revenue bonds maturing in July 2024 and approximately $4 million principal amount variable rate solid waste disposal revenue bonds maturing in January 2027.

In June 2003, FPL sold $15 million principal amount of variable rate tax-exempt solid waste disposal revenue refunding bonds maturing in February 2023. The proceeds were used to refund and redeem $15 million principal amount of 7.15% solid waste disposal revenue bonds maturing in February 2023.

In July 2003, a subsidiary of FPL Energy closed on a $400 million variable rate construction term facility to fund the construction of two gas-fired power projects. Approximately $242 million was advanced at closing, and an additional $41 million was advanced during the three months ended September 30, 2003. The construction term facility consists of limited-recourse senior secured debt for the construction period followed by a term credit facility which matures 42 months following the completion of one of the power projects (estimated maturity date of November 15, 2007), but in no event later than June 30, 2008. FPL Group Capital has guaranteed certain obligations under the debt agreement. In August 2003, the FPL Energy subsidiary entered into an interest rate swap agreement to fix the interest rate on $200 million of this debt at 3.557%, which expires on November 15, 2007.

Also in July 2003, a subsidiary of FPL Energy sold $380 million of 6.639% limited-recourse senior secured bonds maturing in June 2023. Annual principal payments are due beginning June 2004. The majority of the proceeds were used to return to FPL Energy a portion of the indirect investment it made in the development, acquisition and/or construction of seven wind power projects and to fund debt service and major maintenance reserve accounts. FPL Group Capital has guaranteed certain obligations under the debt agreement.

In July 2003, FPL Group Capital entered into two $150 million variable interest rate swap agreements to protect $300 million of its 7 5/8% fixed rate debt maturing in September 2006 against changes in fair value due to changes in interest rates. Both of the swap agreements expire in September 2006.

Effective July 1, 2003, in accordance with FIN 46, FPL Group and FPL consolidated certain VIEs as discussed in Note 2. As a result, on July 1, 2003, FPL consolidated $135 million of 2.34% senior secured notes maturing in June 2006. The notes were issued by a VIE in June 2003. The proceeds of the notes were used by the VIE to refinance its existing debt and for the procurement of its nuclear fuel and related general corporate purposes. Also in June 2003, a $65 million senior secured revolving credit facility, which expires in June 2004, was established to provide backup support to the VIE's commercial paper program. FPL has provided an unconditional guarantee of the payment obligations of the VIE under the notes and credit facility. At September 30, 2003, FPL had no outstanding borrowings under the revolving credit facility and $30 million outstanding under the commercial paper program.

Effective July 1, 2003, FPL Energy consolidated, in accordance with FIN 46, approximately $360 million variable rate notes payable issued in June 2002 and maturing in December 2007. Quarterly principal payments on the notes began March 2003. At September 30, 2003, the balance of the notes payable was approximately $360 million. The proceeds of the notes were used by the VIE to complete the acquisition, development and construction of a power generation plant. FPL Group Capital has guaranteed certain obligations under the debt agreement. In July 2002, the VIE entered into two identical interest rate swap agreements with an aggregate original notional amount of $106 million to fix the interest rate on a portion of this debt at 4.41%. The interest rate swap agreements expire in December 2007.

In August 2003, a subsidiary of FPL Energy sold $117 million of 7.11% senior secured notes maturing in June 2020. The proceeds were used for the development, construction and equipping of two power projects. FPL Group Capital has provided an unconditional guarantee of the payment obligations under the debt agreement.

In September 2003, FPL Group Capital sold $200 million principal amount of 1 7/8% debentures and $400 million principal amount of variable rate debentures, each maturing in March 2005. The proceeds from these debentures were used to repay a portion of commercial paper issued to fund investments by FPL Group Capital in independent power projects.

In October 2003, FPL sold $300 million principal amount of 5.95% first mortgage bonds maturing in October 2033. The proceeds were used to repay a portion of FPL's short-term borrowings and for other corporate purposes. Also in October 2003, FPL called for redemption in November 2003 and December 2003 approximately $109 million of 7.00% first mortgage bonds maturing in September 2025 and approximately $108 million of 7.05% first mortgage bonds maturing in December 2026, respectively.

In October 2003, FPL and FPL Group Capital entered into new credit facilities which replaced the previous credit facilities. Bank lines of credit currently available to FPL Group and its subsidiaries aggregate approximately $3.0 billion ($2.0 billion for FPL Group Capital and $1.0 billion for FPL). Half of these facilities expire in October 2004 with a one-year term-out option. The other half expire in October 2006 and provide for the issuance of letters of credit of up to $500 million for FPL Group Capital and up to $250 million for FPL subject to the aggregate commitment ($1.0 billion for FPL Group Capital and $500 million for FPL) under the facilities. These facilities are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a T&D property loss, as well as for general corporate purposes. Neither FPL Group Capital nor FPL had any outstanding borrowings under these credit facilities at September 30, 2003.

Notes Payable - In March 2003, FPL entered into a promissory note with a bank under which FPL may borrow up to $500 million. As of September 30, 2003, FPL had loans outstanding under this note totaling $40 million principal amount with a weighted-average annual interest rate of 1.35% and an average remaining term of 45 days. The proceeds of borrowings under the promissory note are used for general corporate purposes.

Preferred Stock - In October 2003, FPL called for redemption in November 2003 the following FPL preferred stock series with an aggregate par value of $221 million:
Shares Outstanding		Redemption Price per Share

Cumulative, $100 Par Value, without sinking fund requirements:
4 1/2%	100,000	$101.00
4 1/2% Series B	50,000	$101.00
4 1/2% Series C	62,500	$103.00
4.32% Series D	50,000	$103.50
4.35% Series E	50,000	$102.00
6.98% Series S	750,000	$103.49
7.05% Series T	500,000	$103.52
6.75% Series U	650,000	$103.37

Total called preferred stock of FPL	2,212,500

9.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL consist of the cost for construction or acquisition of additional facilities and equipment to meet customer demand. At FPL Energy, capital expenditures include, among other things, costs for the acquisition, development and expansion of independent power projects (including capitalized interest). FPL FiberNet, LLC's (FPL FiberNet) capital expenditures primarily include costs to sustain its fiber optic network and meet customer specific requirements. At September 30, 2003, capital expenditures for the remainder of 2003 through 2007 are estimated to be as follows:
	2003	2004	2005	2006	2007	Total

FPL:	(millions)
Generation: (a)
New (b)	$130	$375	$180	$-	$-	$685
Existing	135	295	325	240	345	1,340
Transmission and distribution	165	705	650	650	665	2,835
Nuclear fuel	-	95	75	80	100	350
General and other	45	135	115	125	120	540

Total	$475	$1,605	$1,345	$1,095	$1,230	$5,750

FPL Energy:
Wind(c)	$165	$5	$-	$-	$-	$170
Gas	85	95	5	-	-	185
Nuclear fuel and other	-	75	30	55	50	210

Total	$250	$175	$35	$55	$50	$565

FPL FiberNet	$5	$10	$10	$10	$10	$45

_________________________
(a)

Includes allowance for funds used during construction (AFUDC) of approximately $9 million for the remainder of 2003 and $58 million, $42 million, $9 million and $19 million in 2004, 2005, 2006 and 2007, respectively. AFUDC capitalized during the nine months ended September 30, 2003 amounted to approximately $11 million.

(b)	Represents estimated capital expenditures for capacity needs identified through 2006.
(c)

FPL Energy's capital expenditures for new wind are estimated through 2003, when the production tax credits are scheduled to expire, and assumes the addition of 836 mw which have been announced. In addition, in October 2003, FPL Energy announced an agreement to purchase 130 mw of wind power projects. See Part II - Item 5(e).

In addition to estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below). As of September 30, 2003, FPL Energy had approximately $1.5 billion in firm commitments for a portion of its capital expenditures, natural gas transportation and storage and nuclear fuel contracts. FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

FPL Group and FPL each account for payment guarantees and related contracts, for which it is the guarantor, under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to consolidated entities entered into after December 31, 2002, be recorded on the balance sheet. At September 30, 2003, subsidiaries of FPL Group, other than FPL, have guaranteed a firm gas transportation agreement obligation with a letter of credit, purchase and sale of power and fuel agreement obligations and debt service payments relating to agreements that existed at December 31, 2002. The term of the guarantees is equal to the term of the related debt, firm transportation agreement or purchase and sale of power and fuel agreement, which can be as short as 30 days or as long as 20 years. The maximum potential amount of future payments that could be required under these guarantees at September 30, 2003 was approximately $19 million. At September 30, 2003, FPL Group did not have any liabilities recorded for these guarantees. In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.

FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a power purchase agreement (PPA) that expires in 2027. Under the PPA, the subsidiary could incur market-based liquidated damages for failure to meet a stated mechanical availability and guaranteed average output. Based on past performance of similar projects and current forward prices, management believes that the exposure associated with this guarantee is not material.

At September 30, 2003, restricted cash approximated $132 million and was restricted primarily for debt service payments, construction liabilities and operations and maintenance (O&M) expenses.

Contracts - FPL has entered into long-term purchased power and fuel contracts. FPL is obligated under take-or-pay purchased power contracts with JEA (formerly known as the Jacksonville Electric Authority) and with subsidiaries of The Southern Company (Southern Companies) to pay for approximately 1,300 mw of power through mid-2010 and 381 mw thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2005 through 2026. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts, and the Southern Companies' contract is subject to minimum quantities. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. FPL has various agreements with several electricity suppliers to purchase an aggregate of up to 1,100 mw of power with expiration dates ranging from 2003 through 2007. In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts. FPL has medium- to long-term contracts for the transportation and supply of natural gas, coal and oil with various expiration dates through 2028.

FPL Energy has long-term contracts for the transportation, supply and storage of natural gas with expiration dates ranging from 2005 through 2033. FPL Energy also has several contracts for the supply, conversion, enrichment and fabrication of Seabrook's nuclear fuel with expiration dates ranging from 2003 to 2014.

The remaining required capacity and minimum payments under these contracts as of September 30, 2003 are estimated to be as follows:
	2003	2004	2005	2006	2007	Thereafter

FPL:	(millions)
Capacity payments:
JEA and Southern Companies	$40	$180	$180	$180	$190	$1,100
Qualifying facilities	$90	$350	$350	$300	$300	$4,300
Other electricity suppliers	$15	$90	$55	$50	$5	$-
Minimum payments, at projected prices:
Southern Companies - energy	$15	$60	$70	$70	$70	$180
Natural gas, including transportation	$390	$1,255	$825	$525	$275	$3,175
Coal	$15	$25	$25	$10	$10	$-
Oil	$175	$-	$-	$-	$-	$-

FPL Energy	$15	$75	$50	$40	$35	$600
Charges under these contracts were as follows:
	Three Months Ended September 30,								Nine Months Ended September 30,

	2003				2002				2003				2002

	Capacity		Energy/ Fuel		Capacity		Energy/ Fuel		Capacity		Energy/ Fuel		Capacity		Energy/ Fuel

	(millions)
FPL:
JEA and Southern Companies	$48	(a)	$45	(b)	$46	(a)	$41	(b)	$144	(a)	$123	(b)	$142	(a)	$120	(b)
Qualifying facilities	$87	(c)	$40	(b)	$79	(c)	$35	(b)	$265	(c)	$109	(b)	$234	(c)	$96	(b)
Other electricity suppliers	$39	(c)	$14	(b)	$43	(c)	$6	(b)	$81	(c)	$31	(b)	$67	(c)	$15	(b)
Natural gas, including transportation	$-		$465	(b)	$-		$238	(b)	$-		$1,307	(b)	$-		$606	(b)
Coal	$-		$15	(b)	$-		$17	(b)	$-		$40	(b)	$-		$44	(b)
Oil	$-		$249	(b)	$-		$149	(b)	$-		$521	(b)	$-		$314	(b)

FPL Energy	$-		$10		$-		$5		$-		$29		$-		$13
_____________________
(a) Majority is recoverable through the capacity cost recovery clause (capacity clause).
(b) Recoverable through the fuel and purchased power cost recovery clause (fuel clause).
(c) Recoverable through the capacity clause.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this act, FPL Group maintains $300 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $518 million ($414 million for FPL) per incident at any nuclear utility reactor in the United States, payable at a rate not to exceed $52 million ($41 million for FPL) per incident per year. FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $12 million and $15 million per incident, respectively. The Price-Anderson Act expired on August 1, 2002 but the liability limitations did not change for plants, including FPL's four nuclear units and Seabrook, with operating licenses issued by the NRC prior to August 1, 2002.

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $93 million ($70 million for FPL) in retrospective premiums. FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $3 million and $3 million, respectively.

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

FPL self-insures its T&D property due to the high cost and limited coverage available from third-party insurers. As approved by the FPSC, FPL maintains a storm and property insurance reserve for uninsured property storm damage or assessments under the nuclear insurance program. As of September 30, 2003, the storm and property insurance reserve (approximately $321 million) equals the amount in the storm fund (approximately $197 million) plus related deferred income taxes (approximately $124 million). The current annual accrual approved by the FPSC is $20.3 million. Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC. FPL's available lines of credit provide additional liquidity in the event of a T&D property loss. In addition, FPL Group is self-insured for FPL FiberNet's fiber-optic cable located throughout Florida.

Litigation - In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Clean Air Act. In May 2001, the EPA amended its complaint. The amended complaint alleges, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act. It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions. The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997 and $27,500 per day for each violation thereafter. Under a proposed EPA rule, the maximum penalty would increase to $32,500 per day for each violation after publication of the final rule. Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses. In June 2001, a federal district court stayed discovery and administratively closed the case pending resolution of the EPA's motion for consolidation of discovery in several Clean Air Act cases that was filed with a Multi-District Litigation (MDL) panel. In August 2001, the MDL panel denied the motion for consolidation. In September 2001, the EPA moved that the federal district court reopen this case for purposes of discovery. Georgia Power Company opposed that motion asking that the case remain closed until the Eleventh Circuit Court of Appeals rules on the Tennessee Valley Authority's (TVA) appeal of an EPA administrative compliance order relating to legal issues that are also central to this case. In August 2002, the federal district court denied without prejudice the EPA's motion to reopen. In June 2003, the Eleventh Circuit issued its order dismissing the TVA's appeal because it found the provision of the Clean Air Act allowing the EPA to issue binding administrative compliance orders was unconstitutional, and hence found that the TVA order was a non-final order that courts of appeal do not have jurisdiction to review. In September 2003, the Eleventh Circuit denied the EPA's motion for rehearing, and the EPA is now evaluating whether to seek review of the Eleventh Circuit decision by the United States Supreme Court. The EPA has not yet moved to reopen the Georgia Power Company case.

In 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins, and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, served FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments Inc (FPL Investments) as defendants in a civil action filed in the Florida circuit court. This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of FPL, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes. The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes. The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages. In May 2002, plaintiffs filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief. In August 2002, Hazel and Lamar Jenkins were substituted for Chester and Marie Jenkins as plaintiffs. Defendants filed an answer and affirmative defenses to the amended complaint in August 2002. The parties are now pursuing discovery. In addition, in September 2003, FPL Group Capital and FPL Investments moved for summary judgment as to all claims asserted against them. Plaintiffs thereafter filed a Notice of Voluntary Dismissal, seeking to dismiss without prejudice FPL Group Capital and FPL Investments as defendants in the action. FPL Group Capital and FPL Investments have moved, among other things, for such dismissal to be entered with prejudice. Additionally, in October 2003, FPL Group moved for summary judgment as to all claims asserted against it. Defendants have also asked the court to set a schedule for resolution of whether the case will proceed as a class action.

In August 2001, Florida Municipal Power Agency (FMPA) filed with the U.S. Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members. The transmission credits sought by FMPA would offset the transmission charges that FPL bills FMPA for network transmission service to FMPA's member cities. FMPA member cities have been taking network transmission service under FPL's open access transmission tariff (OATT) since the mid-1990s. In the orders appealed by FMPA, FERC ruled that FMPA would be entitled to credits for any FMPA facilities that were "integrated" with the FPL transmission system. Based on the evidence submitted, FERC concluded that none of the FMPA facilities met the integration test and, therefore, FMPA was not entitled to credits against FPL's charges for transmission service. On January 21, 2003, the DC Circuit upheld FERC's order denying FMPA credits for its facilities, finding that substantial evidence supported FERC's conclusion that FMPA's facilities do not satisfy the integration test. On March 28, 2003, the DC Circuit denied FMPA's request for rehearing of the DC Circuit's decision. On October 14, 2003, the U.S. Supreme Court denied FMPA's petition for review of the DC Circuit's decision. FMPA also has requested that FERC decide the crediting issue again in a separate FERC proceeding. That proceeding dates back to a filing by FPL on March 19, 1993, as completed on July 26, 1993, of a comprehensive restructuring of its then-existing tariff structure. All issues in that case are settled except for three issues reserved by FMPA, one of which is the crediting issue. FPL has argued that, particularly in light of the DC Circuit's order, FERC should not issue another order addressing FMPA's request for credits. If FERC does decide the crediting issue in this separate proceeding, and reverses its previous finding that FMPA is not entitled to transmission credits, FMPA is likely to seek refunds for amounts collected from FMPA member cities taking service under FPL's OATT. FPL estimates that through September 30, 2003 its maximum exposure to refunds, including interest, is approximately $66 million. On March 5, 2003, FMPA petitioned the DC Circuit to order FERC to rule on the reserved issues. FERC's response to FMPA's petition stated that FMPA had not shown the extraordinary circumstances to warrant granting their petition. That petition is being held in abeyance at FMPA's request given FERC's acceptance of additional filings. FPL and FMPA have filed supplemental initial and reply briefs.

In January 2002, Roy Oorbeek and Richard Berman filed suit against FPL Group (as an individual and nominal defendant); all its current directors (except James L. Camaren, Michael H. Thaman and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Lewis Hay III, Dennis P. Coyle, Paul J. Evanson and Lawrence J. Kelleher. The lawsuit alleges that the proxy statements relating to shareholder approval of FPL Group's Long Term Incentive Plan (LTIP) and FPL Group's proposed, but unconsummated, merger with Entergy Corporation (Entergy) were false and misleading because they did not affirmatively state that payments made to certain officers under FPL Group's LTIP upon shareholder approval of the merger would be retained by the officers even if the merger with Entergy was not consummated and did not state that under some circumstances payments made pursuant to FPL Group's LTIP might not be deductible by FPL Group for federal income tax purposes. It also alleges that FPL Group's LTIP required either consummation of the merger as a condition to the payments or the return of the payments if the transaction did not close, and that the actions of the director defendants in approving the proxy statements, causing the payments to be made, and failing to demand their return constitute corporate waste. The plaintiffs seek to have the shareholder votes approving FPL Group's LTIP and the merger declared null and void, the return to FPL Group of $62 million of payments received by the officers, compensatory damages of $92 million (including the $62 million of payments received by the officers) from all defendants (except FPL Group) and attorneys' fees. FPL Group's board of directors had previously established a special committee to investigate a demand by another shareholder that the board take action to obtain the return of the payments made to the officers and expanded that investigation to include the allegations in the Oorbeek and Berman complaint.

In March 2002, William M. Klein, by Stephen S. Klein under power of attorney, on behalf of himself and all others similarly situated, filed suit against FPL Group (as nominal defendant); all its current directors (except James L. Camaren, Michael H. Thaman and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Paul J. Evanson, Lewis Hay III and Dennis P. Coyle. The lawsuit alleges that the payments made to certain officers under FPL Group's LTIP upon shareholder approval of the proposed merger with Entergy were improper and constituted breaches of fiduciary duties by the individual defendants because the LTIP required consummation of the merger as a condition to the payments. The plaintiff seeks the return to FPL Group of the payments received by the officers ($62 million); contribution, restitution and/or damages from the individual defendants; and attorneys' fees. These allegations also were referred to the special committee of FPL Group's board of directors investigating the allegations in the Oorbeek and Berman lawsuit.

In August 2002, the special committee filed under seal with the court its report of its investigation. The report concluded that pursuit of the claims identified by the plaintiffs in the Oorbeek and Berman and the Klein lawsuits is not in the best interest of FPL Group or its shareholders generally, and recommended that FPL Group seek dismissal of the lawsuits. After reviewing the special committee's report, FPL Group's board of directors (with only independent directors participating) concluded likewise. In September 2002, FPL Group, as nominal defendant, filed the special committee's report in the public docket and filed with the court a Statement of Position setting forth the special committee's and the board's conclusions and authorizing the filing of a motion to dismiss. The Statement of Position also reported that during the course of the special committee's investigation of the allegations in the lawsuits a separate question arose concerning the interpretation of the provisions of the LTIP pursuant to which the payments to eight current and former senior officers were calculated. Any change from the original interpretation could result in a repayment to FPL Group of up to approximately $9 million. FPL Group and the eight senior officers have entered into a binding Arbitration Agreement in order to resolve the issue.

In February 2003, Donald E. and Judith B. Phillips filed suit against FPL Group (as nominal defendant); all its current directors (except James L. Camaren, Michael H. Thaman and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Paul J. Evanson, Lewis Hay III, Dennis P. Coyle and Lawrence J. Kelleher. The lawsuit alleges that the proxy statements relating to shareholder approval of FPL Group's LTIP and FPL Group's proposed, but unconsummated, merger with Entergy were false and misleading because they did not affirmatively state that payments made to certain officers under FPL Group's LTIP upon shareholder approval of the merger would be retained by the officers even if the merger with Entergy was not consummated and did not state that under some circumstances payments made pursuant to FPL Group's LTIP might not be deductible by FPL Group for federal income tax purposes. It also alleges that FPL Group's LTIP required either consummation of the merger as a condition to the payments or the return of the payments if the transaction did not close, and that the actions of the director defendants in approving the proxy statements, causing the payments to be made, and failing to demand their return constitute corporate waste. The plaintiffs seek to have the shareholder votes approving FPL Group's LTIP and the merger declared null and void, the return to FPL Group of $62 million of payments received by the officers, compensatory damages of $92 million (including the $62 million of payments received by the officers) from all defendants (except FPL Group) and attorney's fees.

The Oorbeek, Klein and Phillips lawsuits have been consolidated. FPL Group has filed motions to dismiss the Oorbeek, Klein and Phillips lawsuits for failure to make a proper demand, as required by Florida law, to obtain action by the board of directors and to dismiss the Oorbeek and Klein lawsuits because the independent directors (other than Messrs. Zarb, Camaren and Thaman) have determined that pursuit of the lawsuits is not in the best interests of FPL Group. Messrs. Zarb, Camaren and Thaman joined the board in August 2002, October 2002 and July 2003, respectively, and did not participate in the proceedings relating to this determination or the motions to dismiss.

On May 2, 2003, the plaintiff's attorneys in the Klein lawsuit sent a new letter to FPL Group's board of directors (the May 2, 2003 Letter). This letter demands, among other things, that the board take action (i) to recover from the persons who approved such payments and/or otherwise breached their fiduciary duties, all of the above-described $92 million of LTIP payments made to officers and employees of FPL Group, allegedly on the grounds that the payments constituted a breach of fiduciary duty, bad faith, corporate waste and other unspecified wrongs, (ii) to investigate whether the proposed merger with Entergy was a plan by FPL Group's officers and directors to enrich themselves at the expense of the company, (iii) to seek the return of certain LTIP awards made in replacement of accelerated LTIP awards, (iv) to take immediate actions to secure the return of up to approximately $9 million in LTIP payments which is subject to an interpretation question under the LTIP, (v) to investigate and seek the return of stock options and restricted stock paid to Mr. Broadhead in January 2002 in connection with a consulting agreement and his retirement from FPL Group in December 2001, and (vi) to investigate whether punitive damages may be sought. In July 2003, FPL Group's board of directors appointed a special committee, composed of James L. Camaren and Michael H. Thaman, to investigate the matters raised in the May 2, 2003 Letter and to make a determination as to how FPL Group should respond to the matters raised therein. On August 7, 2003, the plaintiff's attorney in the Klein lawsuit sent a letter to FPL Group's board of directors purporting to "withdraw" the May 2, 2003 Letter, the effect of which the special committee is evaluating.

In February 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant. The complaint includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations. The plaintiffs seek damages in excess of $1 million. FPL moved to dismiss the complaint. In September 2003, the Court entered an order denying FPL's motion to dismiss. Following FPL's motion for reconsideration in the Blake and Lowe suit, discussed below, the Court entered a similar order vacating its order denying the motion to dismiss the count for strict liability, and indicating it would reconsider that portion of its order.

In May 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant. The allegations, counts and damages demanded in the complaint are virtually identical to those contained in the Finestone lawsuit described above. FPL moved to dismiss the complaint. In September 2003, the Court entered an order denying FPL's motion to dismiss. FPL moved for reconsideration of the Court's order as to the count for strict liability. The Court then entered an order vacating the order denying the motion to dismiss as to the count for strict liability, and is reconsidering that portion of the order.

In March 2003, James J. and Lori Bradstreet brought an action on behalf of themselves and their son, Matthew Bradstreet, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, the American Dental Association, the Florida Dental Association, FPL and the Orlando Utilities Commission (OUC), alleging that their son has suffered toxic neurological effects from mercury poisoning. An amended complaint was filed in May 2003. The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL and OUC power plants in Florida, including Brevard County. The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions. The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship. No amount of damages is specified. FPL has moved to dismiss the complaint. In July 2003, the Bradstreets brought an identical action in the same court on behalf of themselves and their daughter, Elizabeth Bradstreet. FPL has moved to dismiss the complaint.

In June 2003, Monty and Kathryn Wooldridge brought an action on behalf of themselves and their son, Kevin Allen Wooldridge, in the Circuit Court of the 9th Judicial Circuit in and for Orange County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, the American Dental Association, the Florida Dental Association, FPL and the OUC, alleging that their son has suffered toxic neurological effects from mercury poisoning. The allegations, counts and damages demanded in the complaint are virtually identical to those contained in the Bradstreet lawsuits described above. FPL has moved to dismiss the complaint.

In August 2003, Pedro C. and Emilia Roig brought an action on behalf of themselves and their son, Pedro Anthony Roig, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, which was removed in October 2003 to the U.S. District Court for the Southern District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies and FPL, alleging that their son has suffered toxic neurological effects from mercury poisoning. The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Bradstreet and Wooldridge lawsuits described above. FPL will be moving to dismiss the complaint.

FPL Group and FPL believe that they have meritorious defenses to the pending litigation discussed above and are vigorously defending the lawsuits. As noted above, FPL Group's board of directors has appointed a special committee of the board to investigate the matters raised in the May 2, 2003 Letter and to make a determination with respect thereto. Management does not anticipate that the liabilities, if any, arising from the proceedings would have a material adverse effect on the financial statements.

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

Other Contingencies - In connection with the redemption in 1999 of its one-third ownership interest in Olympus Communications, L.P. (Olympus), an indirect subsidiary of FPL Group holds a note receivable from a limited partnership, of which Olympus is a general partner. The note receivable is secured by a pledge of the redeemed ownership interest. Olympus is an indirect subsidiary of Adelphia Communications Corp. (Adelphia). In June 2002, Adelphia and a number of its subsidiaries, including Olympus, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11). The note receivable plus accrued interest totaled approximately $127 million at September 30, 2003 and are included in other investments on FPL Group's condensed consolidated balance sheets. The note was due on July 1, 2002 and is currently in default.

Based on the most recent publicly available financial information set forth in Olympus' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, total assets of Olympus exceeded liabilities by approximately $3.6 billion and Olympus served 1,787,000 basic subscribers. Olympus has not filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 or any subsequent Quarterly Reports on Form 10-Q or Annual Reports on Form 10-K with the SEC, and consequently the September 30, 2001 financial information may not be indicative of Olympus' current financial position. Olympus has stated publicly that it expects to restate its financial statements for the years ended December 31, 2000 and 1999, and its interim financial statements for 2001 and possibly other periods. In addition, current management of Olympus believes that other public information provided by the Rigas family, which controlled Adelphia, was unreliable. In July 2002, the SEC filed suit against Adelphia and certain of its officers alleging that Adelphia fraudulently excluded billions of dollars of debt from its financial statements, misstated its financial and operating results and concealed rampant self-dealing by the Rigas family. In October 2003, Olympus filed certain limited financial information as required by orders of the bankruptcy court. However, such information was not useful to FPL Group in its evaluation of the collectibility of the note receivable.

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

Subsidiaries of FPL Group, other than FPL, have investments in several leveraged leases, two of which are with MCI Telecommunications Corporation (MCI). In July 2002, MCI filed for bankruptcy protection under Chapter 11. Due to the uncertainty of collectibility associated with these leveraged leases, FPL Group recorded reserves totaling approximately $48 million ($30 million after tax) in the third quarter of 2002. At September 30, 2003, investments in leveraged leases with MCI totaled approximately $15 million and related deferred tax liabilities totaled approximately $10 million. An agreement has been reached with MCI that will consolidate and amend the leases upon the effective date of MCI's reorganization plan. On September 2, 2003, MCI was authorized by the bankruptcy court to assume the consolidated and amended lease, cure any prepetition arrearages and take all further action necessary or appropriate to effectuate the amended lease upon the effective date of MCI's reorganization plan. The amended lease would be classified as an operating lease and is not expected to have a significant effect on FPL Group's financial statements. In October 2003, the bankruptcy court approved MCI's reorganization plan which is expected to become effective in early 2004.

FPL Group recorded charges totaling $207 million ($127 million after tax) in the third quarter of 2002 due to unfavorable market conditions in the wholesale energy and telecommunications markets. During the first nine months of 2003, approximately $22 million was charged against the associated liability. As of September 30, 2003, a balance of approximately $5 million remains and is included in other current liabilities on FPL Group's condensed consolidated balance sheets.

10.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a non-rate regulated energy generating subsidiary. Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries. FPL Group's segment information is as follows:

	Three Months Ended September 30,

	2003					2002

	FPL	FPL Energy(a)		Corporate & Other	Total	FPL	FPL Energy(a)		Corporate & Other		Total

	(millions)

Operating revenues	$2,383	$573		$18	$2,974	$2,144	$193		$16		$2,353
Operating expenses	$1,896	$509		$19	$2,424	$1,642	$274		$122		$2,038
Income (loss) before cumulative effect of
changes in accounting principles	$277	$66		$(9)	$334	$284	$(34)	(b)	$(100)	(c)	$150
Cumulative effect of changes in accounting
principles, net of income taxes	$-	$(3)	(d)	$-	$(3)	$-	$-		$-		$-
Net income (loss)	$277	$63		$(9)	$331	$284	$(34)	(b)	$(100)	(c)	$150

	Nine Months Ended September 30,

	2003						2002

	FPL	FPL Energy(a)			Corporate & Other	Total	FPL	FPL Energy(a)		Corporate & Other		Total

	(millions)

Operating revenues	$6,193		$1,345		$67	$7,605	$5,603	$563		$85		$6,251
Operating expenses	$5,093		$1,182		$59	$6,334	$4,492	$608		$171		$5,271
Income (loss) before cumulative effect of
changes in accounting principles	$611		$159		$(22)	$748	$607	$27	(b)	$(68)	(c)(e)	$566
Cumulative effect of changes in accounting
principles, net of income taxes	$-		$(3)	(d)	$-	$(3)	$-	$(222)	(f)	$-		$(222)
Net income (loss)	$611		$156		$(22)	$745	$607	$(195)	(b)	$(68)	(c)(e)	$344

	September 30, 2003						December 31, 2002

	FPL		FPL Energy(a)		Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other			Total

	(millions)

Total assets	$15,840	(g)	$8,139	(d)(g)	$1,176	$25,155	$12,637	$6,358		$795		$19,790
_____________________
(a)												Interest charges include an allocation based on an assumed capital structure of 50% debt for operating projects and 100% debt for projects under construction.
(b)												Includes restructuring and other charges of $73 million.
(c)												Includes restructuring and impairment charges at FPL FiberNet of $64 million and reserve for leveraged leases of $30 million.
(d)												Reflects the adoption of FIN 46 in July 2003 (see Note 2).
(e)												Includes favorable settlement of litigation with the Internal Revenue Service for which a net tax benefit of $30 million was recognized.
(f)												Reflects the adoption of FAS 142 in January 2002.
(g)												Reflects the adoption of FAS 143 in January 2003 (see Note 1).

11.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL. Most of FPL Group Capital's debt and payment guarantees, including all of its debentures, are fully and unconditionally guaranteed by FPL Group. Condensed consolidating financial information is as follows:
Condensed Consolidating Statements of Income
	Three Months Ended September 30,

	2003				2002

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$590	$2,384	$2,974	$-	$209	$2,144	$2,353
Operating expenses	-	(527)	(1,897)	(2,424)	-	(396)	(1,642)	(2,038)
Interest charges	(7)	(61)	(38)	(106)	(7)	(33)	(34)	(74)
Other income (deductions - net	330	59	(339)	50	152	(17)	(169)	(34)

Income (loss) from operations before income taxes and
cumulative effect of changes in accounting principles	323	61	110	494	145	(237)	299	207
Income tax expense (benefit)	(8)	5	163	160	(5)	(108)	170	57

Income (loss) before cumulative effect of
changes in accounting principles	331	56	(53)	334	150	(129)	129	150
Cumulative effect of changes in accounting principles,
net of income taxes	-	(3)	-	(3)	-	-	-	-

Net income (loss)	$331	$53	$(53)	$331	$150	$(129)	$129	$150

	Nine Months Ended September 30,

	2003				2002

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$1,412	$6,193	$7,605	$-	$648	$5,603	$6,251
Operating expenses	-	(1,241)	(5,093)	(6,334)	-	(778)	(4,493)	(5,271)
Interest charges	(21)	(138)	(108)	(267)	(21)	(107)	(106)	(234)
Other income (deductions) - net	754	123	(784)	93	352	63	(396)	19

Income (loss) from operations before income taxes and
cumulative effect of changes in accounting principles	733	156	208	1,097	331	(174)	608	765
Income tax expense (benefit)	(12)	11	350	349	(13)	(144)	356	199

Income (loss) before cumulative effect of
changes in accounting principles	745	145	(142)	748	344	(30)	252	566
Cumulative effect of changes in accounting principles,
net of income taxes	-	(3)	-	(3)	-	(222)	-	(222)

Net income (loss)	$745	$142	$(142)	$745	$344	$(252)	$252	$344

_____________________
(a) Represents FPL and consolidating adjustments.
Condensed Consolidating Balance Sheets

	September 30, 2003				December 31, 2002

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$7,429	$22,158	$29,587	$-	$5,745	$20,760	$26,505
Less accumulated depreciation and amortization	-	(620)	(11,043)	(11,663)	-	(360)	(11,841)	(12,201)

Total property, plant and equipment - net	-	6,809	11,115	17,924	-	5,385	8,919	14,304

CURRENT ASSETS
Cash and cash equivalents	21	683	231	935	5	261	-	266
Receivables	128	411	592	1,131	460	269	136	865
Other	-	303	889	1,192	-	240	537	777

Total current assets	149	1,397	1,712	3,258	465	770	673	1,908

OTHER ASSETS
Investment in subsidiaries	7,047	-	(7,047)	-	6,221	-	(6,221)	-
Other	107	1,425	2,441	3,973	103	1,284	2,191	3,578

Total other assets	7,154	1,425	(4,606)	3,973	6,324	1,284	(4,030)	3,578

TOTAL ASSETS	$7,303	$9,631	$8,221	$25,155	$6,789	$7,439	$5,562	$19,790

CAPITALIZATION
Common shareholders' equity	$6,905	$976	$(976)	$6,905	$6,390	$839	$(839)	$6,390
Preferred stock of FPL without sinking fund
requirements	-	-	226	226	-	-	226	226
Long-term debt	-	5,338	2,993	8,331	-	3,426	2,364	5,790

Total capitalization	6,905	6,314	2,243	15,462	6,390	4,265	1,751	12,406

CURRENT LIABILITIES
Accounts payable and short-term debt	-	1,366	784	2,150	-	1,563	1,092	2,655
Other	47	898	936	1,881	17	812	427	1,256

Total current liabilities	47	2,264	1,720	4,031	17	2,375	1,519	3,911

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	173	1,883	2,056	-	-	-	-
Accumulated deferred income taxes	(5)	623	1,318	1,936	(5)	412	1,140	1,547
Other	356	257	1,057	1,670	387	387	1,152	1,926

Total other liabilities and deferred credits	351	1,053	4,258	5,662	382	799	2,292	3,473

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$7,303	$9,631	$8,221	$25,155	$6,789	$7,439	$5,562	$19,790

_____________________
(a) Represents FPL and consolidating adjustments.
Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30,

	2003				2002

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$919	$(54)	$744	$1,609	$(2)	$1,276	$954	$2,228

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and independent power
investments	-	(1,131)	(958)	(2,089)	-	(956)	(803)	(1,759)
Other - net	(600)	20	456	(124)	3	65	(61)	7

Net cash provided by (used in) investing activities	(600)	(1,111)	(502)	(2,213)	3	(891)	(864)	(1,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	1,845	585	2,430	-	1,177	-	1,177
Retirements of long-term debt	-	(19)	(164)	(183)	-	(17)	(225)	(242)
Net change in short-term debt	-	(239)	(445)	(684)	-	(960)	144	(816)
Issuances of common stock	55	-	-	55	360	-	-	360
Dividends	(318)	-	-	(318)	(298)	-	-	(298)
Other - net	(40)	-	13	(27)	(43)	-	-	(43)

Net cash provided by (used in) financing activities	(303)	1,587	(11)	1,273	19	200	(81)	138

Net increase in cash and cash equivalents	16	422	231	669	20	585	9	614
Cash and cash equivalents at beginning of period	5	261	-	266	-	81	1	82

Cash and cash equivalents at end of period	$21	$683	$231	$935	$20	$666	$10	$696

_____________________
(a) Represents FPL and consolidating adjustments.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2002 Form 10-K for FPL Group and FPL. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the corresponding periods of the prior year.

Results of Operations

FPL Group's net income for the third quarter of 2003 was $331 million compared to $150 million for the same period in 2002. For the nine months ended September 30, 2003, FPL Group's net income was $745 million compared to $344 million for the same period in 2002. Net income for the three and nine months ended September 30, 2003 and 2002 reflect the following items which increased (decreased) reported results:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(millions)
FPL Energy:
Cumulative effect of changes in accounting principles	$(3)	$-	$(3)	$(222)
Restructuring and other charges	$-	$(73)	$-	$(73)
Unrealized gains from non-managed hedges	$8	$2	$9	$5
Corporate and Other:
Impairment, restructuring and other charges	$-	$(94)	$-	$(94)
Gain from income tax settlement	$-	$-	$-	$30

Management assesses the economic performance of its business segments excluding these charges, gains and the effects of non-managed hedges. Although such items are properly included in the determination of net income in accordance with generally accepted accounting principles, both the size and nature of such items make period to period comparisons of operations difficult and potentially confusing.

For the third quarter 2003, earnings growth at FPL Energy was partially offset by a decline in earnings at FPL and increased losses at Corporate and Other. The increase in net income for the nine months ended September 30, 2003 reflects improved results at both FPL and FPL Energy. FPL Group's effective tax rate for the three and nine months ended September 30, 2003 and 2002 reflect tax credits for wind projects at FPL Energy. The effective tax rate for the nine months ended September 30, 2002 was further reduced by the gain from an income tax settlement referenced above.

In May 2003, FPL Group announced it would begin using the fair value based method of accounting for stock-based compensation beginning in 2004.

FPL - For the three months ended September 30, 2003, FPL's net income declined as higher O&M and depreciation expenses more than offset higher revenues from retail base operations. Net income for the nine months ended September 30, 2003 benefited from higher revenues from retail base operations partially offset by higher O&M expenses and depreciation expense.

FPL's operating revenues consisted of the following:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(millions)

Retail base operations	$1,050	$1,027	$2,824	$2,761
Revenue refund provision	-	-	-	(23)
Cost recovery clauses and other pass-through costs	1,320	1,112	3,326	2,854
Other	13	5	43	11

Total	$2,383	$2,144	$6,193	$5,603

The increase in retail base revenues for the three months ended September 30, 2003 was primarily due to an increase in customer accounts offset slightly by a decrease in usage per retail customer. A 2.4% increase in the number of retail customer accounts increased revenues by approximately $24 million, while a slight decline in usage per retail customer decreased revenues by approximately $1 million.

The increase in retail base revenues for the nine months ended September 30, 2003, resulting from an increase in customer accounts and an increase in usage per retail customer, was partially offset by the 7% reduction in retail base rates pursuant to the 2002-2005 rate agreement that was effective in mid-April 2002. The 7% base rate reduction equated to a $62 million reduction in retail base revenues for the nine-month period. A 2.4% increase in the number of retail customer accounts increased revenues by approximately $64 million, while the balance of the increase, or $61 million, was primarily due to a 2.1% increase in usage per retail customer. Based upon econometric models, management estimates that over half of the growth in usage was due to the effects of weather and price elasticity.

Revenues from cost recovery clauses and other pass-through costs such as franchise fees and revenue taxes do not significantly affect net income; however, under- or over-recoveries of such costs can significantly affect FPL Group's and FPL's operating cash flows. Fluctuations in these revenues, as well as in fuel, purchased power and interchange expenses, are primarily driven by changes in energy sales, fuel prices and capacity charges. The increase in revenues from cost recovery clauses and other pass-through costs for the three and nine months ended September 30, 2003, was primarily due to higher fuel costs. These higher than projected fuel costs resulted in an underrecovery which increased deferred clause expenses on FPL Group's and FPL's condensed consolidated balance sheets and negatively affected FPL Group's and FPL's cash flows from operations for the nine months ended September 30, 2003. In March and July 2003, the FPSC approved fuel adjustment increases totaling $347 million effective April 1, 2003 and an additional $214 million effective July 31, 2003, respectively, due to higher than projected oil and natural gas prices.

FPL's O&M expenses increased for the three and nine months ended September 30, 2003 primarily due to higher plant maintenance, employee benefit and various insurance costs. For the third quarter of 2003, plant maintenance costs increased $6 million reflecting increased maintenance outage work at FPL's fossil generation facilities; employee benefit costs increased $9 million primarily due to higher employee health care costs; and property and liability insurance costs increased $3 million. These increases were partially offset by a decline in O&M expenses, primarily due to a change in the accounting for the reactor vessel head inspection and repair costs. During the fourth quarter of 2002, FPL received approval from the FPSC to recognize these costs on a levelized basis over a five-year period beginning in 2002. For the nine months ended September 30, 2003, plant maintenance costs increased $27 million primarily related to nuclear outage costs; employee benefit costs, primarily healthcare-related, increased $23 million; with the balance of the increase primarily due to higher property and liability insurance costs.

In late April and early May 2003, while volumetric inspections of the reactor vessel head at St. Lucie Unit No. 2 were being performed during a scheduled refueling outage, two small cracks were found in the control rod drive mechanism tubes. No leakage was observed, and both cracks were repaired during the outage. The cost for the repairs is included in an accrual which is being recorded on a levelized basis over a five-year period beginning in 2002, as approved by the FPSC. Also during the St. Lucie Unit No. 2 scheduled refueling outage, the steam generators were inspected and more tubes had to be plugged than anticipated. The inspection results were evaluated and revised tube plugging projections developed. As a result of this evaluation, management anticipates replacing the steam generators at St. Lucie Unit No. 2 in 2007. The cost for replacing the steam generators is estimated to be approximately $224 million and is included in FPL's capital expenditures disclosed in Note 9 - Commitments. Depending upon the results of future inspections, the reactor vessel head replacement for St. Lucie Unit No. 2 may be delayed until 2007 to coincide with the steam generator replacement.

In October 2003, visual and volumetric inspections of the reactor vessel head were performed during Turkey Point Unit No. 4's scheduled refueling outage, and no degradation was found. Also during the outage, visual inspections of the bottom mounted instrumentation penetrations were performed, and no evidence of leakage from these penetrations was noted. A visual inspection of Turkey Point Unit No. 3's bottom mounted instrumentation penetrations will be performed in the fall of 2004. St. Lucie Units Nos. 1 and 2 do not have bottom mounted instrumentation penetrations.

In October 2003, the NRC extended the operating licenses for St. Lucie Units Nos. 1 and 2, which will allow operation of these units until 2036 and 2043, respectively. FPL has not yet decided whether to operate past the original license expiration dates of 2016 and 2023, although FPL is continuing to take actions to ensure the long-term viability of the units in order to preserve this option. This decision will be made by 2011. Any adjustment to depreciation and decommissioning rates would require FPSC approval.

The variances in depreciation expense are affected by the recording of the pro rata portion of the $125 million annual depreciation credit provided for by the 2002-2005 rate agreement. In 2002, the $125 million depreciation credit was amortized over an eight and one half month period beginning April 15th versus a twelve month period in 2003. This timing issue resulted in a $13 million smaller depreciation credit in the third quarter of 2003 and a larger depreciation credit of $13 million for first nine months of 2003 compared with the same periods in 2002. The remaining increase in depreciation expense for the three and nine months ended September 30, 2003 reflects the Fort Myers and Sanford plant additions and general system growth.

On April 8, 2003, final approval of the Martin and Manatee plant expansion was granted by the Governor and Cabinet sitting as the Siting Board under the Florida Electrical Power Plant Siting Act. On April 9, 2003, CPV Gulfcoast, Ltd. filed its initial brief for its appeal to the Supreme Court of Florida challenging the FPSC's 2002 approval of the Martin and Manatee expansion. FPL filed its answer brief on May 14, 2003, which included a request for dismissal.

In April 2003, the FERC issued its White Paper, responding to comments on its proposed rule regarding standardized market design for electric markets in the United States. The White Paper indicates that the FERC intends to be more flexible on how and when the final rule will be implemented, defer to regional state committees to address significant RTO/ISO features, require regulated utilities to join RTOs or ISOs and require RTOs to implement spot markets. FPL is evaluating the proposed rule and is currently unable to determine the effects, if any, on FPL's operations.

In June 2003, the Florida Supreme Court dismissed the Public Counsel's appeal of the FPSC's approval of GridFlorida without prejudice. The FPSC has restored the GridFlorida docket to active status and held a technical conference with the FERC in September 2003. The FPSC staff intends to identify issues arising out of the technical conference at a workshop prior to updating the schedule for proceeding.

On November 6, 2003, the Florida Supreme Court heard oral arguments in the South Florida Hospital and Healthcare Association's appeal of the FPSC's approval of FPL's 2002-2005 rate agreement. FPL intends to continue to vigorously contest this appeal and believes that the FPSC's decision approving the 2002-2005 rate agreement will be upheld.

FPL Energy - FPL Energy's net income for the third quarter of 2003 was $63 million, including charges totaling $3 million after tax due to a change in accounting principles and a net unrealized gain of $8 million after tax associated with the mark-to-market effect of non-managed hedge activities. This compares to a loss of $34 million in the prior year quarter which included an after-tax charge of $73 million related to restructuring and other charges and a net unrealized gain of $2 million after tax associated with the mark-to-market effect of non-managed hedges. For further discussion of the change in accounting principles, see Note 2, and for derivative instruments, see Note 5.

FPL Energy's third quarter 2003 net income benefited from project additions, primarily the purchase of an 88.23% interest in Seabrook in November 2002, as well as wind and natural gas-fired assets that began operations during or after the third quarter of 2002. These project additions, totaling more than 4,500 mw, contributed $28 million to the third quarter 2003 net income. FPL Energy's operating revenues and operating expenses for the third quarter of 2003 increased $380 million and $235 million, respectively, primarily driven by project additions. Operating expenses in 2002 included restructuring charges of approximately $103 million. The balance of the portfolio also experienced increased revenues primarily as a result of higher energy prices in the Electric Reliability Council of Texas (ERCOT) region due to rising fuel prices. The balance of the portfolio also experienced increases in operating expenses, primarily fuel-related, due to rising natural gas and oil prices.

Earnings from investments in partnerships and joint ventures for the third quarter of 2003, presented as equity in earnings of equity method investees, increased $16 million from the prior year quarter primarily due to a $17 million reserve against its investment in two wind projects recorded in 2002. A gain on the restructuring of a gas supply contract in the third quarter of 2003 was essentially offset by lower earnings from a project in the Northeast due to higher fuel costs.

In October 2003, visual inspections of the bottom mounted instrumentation penetrations were performed during Seabrook's scheduled refueling outage, and no evidence of leakage from these penetrations was noted.

FPL Energy's net income for the third quarter of 2003 also reflected higher interest charges of approximately $16 million associated with higher debt balances due to growth in the business, and the offsetting effects of lower average interest rates.

FPL Energy's net income for the nine months ended September 30, 2003 was $156 million, including a charge of $3 million after tax due to a change in accounting principles and a net unrealized gain of $9 million after tax associated with the mark-to-market effect of non-managed hedges. This compares to a net loss of $195 million for the comparable period in 2002 which was the result of FPL Energy recording impairment and other charges totaling $295 million after tax. These impairment and other charges consisted of a goodwill impairment charge of $222 million after tax representing the cumulative effect of adopting FAS 142, "Goodwill and Other Intangible Assets" and restructuring and other charges totaling $73 million after tax due to unfavorable market conditions in the wholesale energy market. In addition, FPL Energy recorded a net unrealized gain of $4 million after tax associated with the mark-to-market effect of non-managed hedges.

FPL Energy's net income for the nine months ended September 30, 2003 benefited from project additions, primarily Seabrook, as well as wind and natural gas-fired assets that began operations subsequent to September 2002. These project additions, totaling more than 4,500 mw, contributed $79 million to net income for the first nine months of 2003. FPL Energy's operating revenues and operating expenses for the first nine months of 2003 increased $782 million and $574 million, respectively, primarily driven by project additions, with an offsetting effect from the restructuring charges that added $103 million to operating expenses in 2002. The balance of the portfolio also experienced increased revenues primarily as a result of higher energy prices in the ERCOT region and the Northeast due to increases in fuel costs partially offset by reduced generation from the hydro assets due to weather conditions in the Northeast. The balance of the portfolio also experienced increases in operating expenses, primarily fuel-related, due to rising natural gas and oil prices.

Earnings from investments in partnerships and joint ventures for the nine months ended September 30, 2003 increased $34 million from the prior year primarily due to a mark-to-market gain on a gas supply agreement, the settlement of a counterparty dispute and the settlement of disputed revenues in 2003, partly offset by lower earnings from a project in California. Also, equity in earnings in 2002 reflects a reserve against its investment in two wind projects and the settlement of disputed revenues in 2002.

FPL Energy's net income for the first nine months of 2003 also reflected higher interest expense of approximately $22 million associated with increasing debt balances due to growth in the business partially offset by the effects of lower average interest rates compared with the same period in 2002. FPL Energy's net income in 2002 also included the positive effects of a $10 million insurance settlement.

During the third quarter of 2003, FPL Energy placed into service 1,305 mw of generation including one 850 mw gas-fired plant located in the Central region, one 54 mw natural gas/oil-fired plant located in the Northeast region, 350 mw of wind in the West region and 51 mw of wind in the Central region. For the nine months ended September 30, 2003, FPL Energy placed into service three gas-fired plants, one 668 mw plant located in the Mid-Atlantic region and two 850 mw units in the Central region, one 54 mw natural gas/oil-fired plant located in the Northeast region, 350 mw of wind in the West region, 51 mw of wind in the Central region and 24 mw of wind in the Mid-Atlantic region for a total of 2,847 mw. For the remainder of 2003, FPL Energy expects to add approximately 517 mw of gas-fired generation and 411 mw of new wind generation. Construction is underway on another gas-fired power plant that will add approximately 744 mw in 2004. In October 2003, FPL Energy announced that it had entered into an agreement to acquire approximately 130 mw of California wind power generation projects from Enron Corp. (Enron) for $80 million. The transaction is expected to close by the first quarter of 2004 subject to acceptance at a bankruptcy auction, currently anticipated to occur in December 2003, and regulatory approvals. FPL Energy expects its future portfolio growth to come from a mix of wind development (assuming the extension of the production tax credits beyond 2003) and asset acquisitions.

FPL Energy's target is to have approximately 75% of its capacity under contract by the end of the year. As of September 30, 2003, FPL Energy's capacity under contract is as follows:
	Remainder of 2003			2004

Asset Class	Available MW(a)	% MW Under Contract		Available MW(a)	% MW Under Contract

Wind	2,300	100%		2,576	100%
Non-wind assets under long-term contract	1,255	98%		1,255	98%
Merchants:
Seabrook	1,024	89%		1,024	94%
NEPOOL/PJM/NYPP	1,576	34%	(b)	1,968	22%	(b)
ERCOT	3,073	79%	(b)	3,009	43%	(b)
Other (WECC/SERC)	839	60%	(b)	1,345	59%	(b)

Total portfolio	10,067	79%		11,177	66%

_____________________
(a)	Weighted to reflect in-service dates and planned maintenance.
(b)	Represents on-peak mw hedged.

Corporate and Other - Corporate and Other is primarily comprised of FPL FiberNet and other corporate income and expenses such as interest income and interest expense. For the three and nine months ended September 30, 2002, losses at Corporate and Other reflect impairment and other charges totaling $94 million after tax as a result of declines in the telecommunications market and reserves against certain leveraged lease investments. These charges for the nine months ended September 30, 2002 were partially offset by a $30 million gain from an income tax settlement recorded in the first quarter of 2002. Results from Corporate and Other for the three and nine months ended September 30, 2003 compared to the same periods in 2002 reflect higher interest charges in both periods of 2003 and a gain on a sales-type lease of dark fiber in the second quarter of 2002.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and to grow their businesses. These funds are used for working capital, capital expenditures, investments in or acquisitions of assets and businesses and, among other things, to redeem debt and preferred stock or pay maturing debt obligations. It is anticipated that these requirements will be satisfied through a combination of internally generated funds and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. Credit ratings can affect FPL Group's and FPL's ability to obtain short- and long-term financing, the cost of such financing and the execution of their financing strategies.

In October 2003, FPL and FPL Group Capital entered into new credit facilities which replaced the previous credit facilities. Bank lines of credit currently available to FPL Group and its subsidiaries aggregate approximately $3.0 billion ($2.0 billion for FPL Group Capital and $1.0 billion for FPL). Half of these facilities expire in October 2004 with a one-year term-out option. The other half expire in October 2006 and provide for the issuance of letters of credit of up to $500 million for FPL Group Capital and up to $250 million for FPL subject to the aggregate commitment ($1.0 billion for FPL Group Capital and $500 million for FPL) under the facilities. These facilities are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a T&D property loss, as well as for general corporate purposes. Neither FPL Group Capital nor FPL had any outstanding borrowings under these credit facilities at September 30, 2003. In March 2003, FPL entered into a promissory note with a bank under which FPL may borrow up to $500 million. As of September 30, 2003, FPL had loans outstanding under this note totaling $40 million principal amount with a weighted-average annual interest rate of 1.35% and an average remaining term of 45 days. The proceeds of borrowings under the promissory note are used for general corporate purposes.

During the first nine months of 2003, FPL and FPL Group Capital issued long-term debt totaling approximately $594 million and $1.1 billion, respectively. The proceeds of the debt were used, by FPL, to repay a portion of short-term borrowings, redeem higher interest rate debt and for other corporate purposes and, by FPL Group Capital, to repay a portion of commercial paper issued to fund investments in independent power projects. In July 2003, FPL Group Capital entered into two variable interest rate swap agreements to protect $300 million of its outstanding fixed rate debentures against changes in fair value due to changes in interest rates.

Also, during the third quarter of 2003, subsidiaries of FPL Energy obtained debt financing totaling approximately $897 million, of which $780 million was drawn upon to fund the development, acquisition and/or construction of independent power projects. In August 2003, an FPL Energy subsidiary entered into an interest rate swap agreement to fix the interest rate on $200 million of its debt at 3.557%. FPL Group Capital has guaranteed certain obligations under these debt agreements.

In October 2003, FPL called for redemption in November 2003 the majority of its preferred stock outstanding. For further discussion of debt and preferred stock activity, see Note 8.

Securities of FPL Group and its subsidiaries are currently rated by Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch). At September 30, 2003, Moody's, S&P and Fitch had assigned the following credit ratings to FPL Group, FPL and FPL Group Capital:
	Moody's(a)	S&P(a)	Fitch(a)

FPL Group:
Corporate credit rating	N/A	A	A

FPL:
Corporate credit rating	A1	A/A-1	N/A
First mortgage bonds	Aa3	A	AA-
Pollution control, solid waste disposal and
industrial development revenue bonds	Aa3/VMIG-1	A/A-1	A+
Preferred stock	A3	BBB+	A
Commercial paper	P-1	A-1	F1

FPL Group Capital:
Corporate credit rating	N/A	A/A-1	N/A
Debentures	A2	A-	A
Commercial paper	P-1	A-1	F1
_____________________
(a)

A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. The rating is subject to revision or withdrawal at any time by the assigning rating organization.

The outlook indicated by Moody's for the ratings of FPL is stable, while the outlook for the ratings of FPL Group Capital is negative reflecting uncertainty in the wholesale generation market. In July 2003, Fitch initiated coverage of FPL Group, FPL and FPL Group Capital and indicated a stable outlook for each company. In October 2003, S&P affirmed the "A" corporate credit rating for FPL Group and subsidiaries and maintained a negative outlook.

FPL Group's and FPL's commitments at September 30, 2003 were as follows:

	2003	2004	2005	2006	2007	Thereafter	Total

	(millions)
Long-term debt:
FPL	$-	$-	$500	$135	$-	$2,375	$3,010
FPL Energy	22	81	100	96	609	595	1,503
Corporate and Other	-	275	600	1,100	1,075	1,136	4,186
Standby letters of credit:
FPL	-	4	-	-	-	-	4
FPL Energy	119	149	1	-	-	8	277
Corporate and Other	-	4	-	-	-	-	4
Guarantees:
FPL	-	65	-	135	-	-	200
FPL Energy	103	34	45	-	-	247	429
Corporate and Other	-	-	2	-	-	1	3
Other commitments:
FPL(a)	475	1,605	1,345	1,095	1,230	-	5,750
FPL Energy(b)	210	120	77	56	72	964	1,499

Total	$929	$2,337	$2,670	$2,617	$2,986	$5,326	$16,865

_____________________
(a)

Represents projected capital expenditures through 2007 to meet increased electricity usage and customer growth. Excludes minimum payments under purchased power and fuel contracts which are recoverable through various cost recovery clauses. See Note 9 - Contracts.

(b)	Represents firm commitments in connection with, among other things, the acquisition, development and expansion of independent power projects.

In October 2003, a subsidiary of FPL Group Capital committed to lend up to $250 million under a secured loan to a third party, which matures no later than June 30, 2006. The initial draw under the loan was approximately $45 million.

FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a PPA that expires in 2027. Under the PPA, the subsidiary could incur market-based liquidated damages for failure to meet a stated mechanical availability and guaranteed average output. Based on past performance of similar projects and current forward prices, management believes that the exposure associated with this guarantee is not material.

FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as guarantees discussed above. At September 30, 2003, FPL had guaranteed amounts outstanding in conjunction with certain debt agreements with a VIE which are included in the table above. See Note 2 - FPL.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." As a result, entities that are deemed to be VIEs in which FPL Group or FPL or one of their respective subsidiaries is considered to be the "primary beneficiary" were consolidated effective July 1, 2003. As a result of the consolidation of those VIEs, FPL Group's and FPL's assets increased by approximately $366 million and $1 million, respectively, and their liabilities increased by approximately $379 million and $1 million, respectively. In addition, FPL Group's equity decreased by approximately $7 million related to accumulated other comprehensive losses recorded by FPL Energy's SPE lessor mentioned in Note 2. The cumulative effect on FPL Group's net income of implementing FIN 46 is approximately a $3 million loss (net of taxes of $2 million) and zero for FPL. For further discussion of VIEs, see Note 2.

Accumulated Other Comprehensive Income

Total other comprehensive income (OCI) activity for the nine months ended September 30, 2003 was as follows:
	Accumulated Other Comprehensive Income

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

	(millions)

Balances, December 31, 2002	$19	$(3)	$16
Commodities
Effective portion of net unrealized gain:
Consolidated subsidiaries (net of $11 tax expense)	17	-	17
Equity method investees (net of $6 tax expense)	10	-	10
Reclassification from OCI to net income:
Consolidated subsidiaries (net of $17 tax benefit)	(27)	-	(27)
Equity method investees (net of $6 tax benefit)	(9)	-	(9)
Interest rate
Effective portion of net unrealized loss (net of $3 tax benefit)	(5)	-	(5)
Net unrealized gain on available for sale securities
(net of $6 tax expense)	-	9	9

Balances, September 30, 2003	$5	$6	$11

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

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments were as follows:
		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Managed	OCI	Cost Recovery Clause	FPL Group Total

	(millions)
Three Months ended September 30, 2003
Fair value of contracts outstanding at June 30, 2003	$4	$1	$(7)	$46	$16	$60
Reclassification to realized at settlement of contracts	(2)	(1)	8	(16)	-	(11)
Fair value of new contracts when entered into	-	-	-	-	-	-
Effective portion of changes in fair value recorded in OCI	-	-	-	(18)	-	(18)
Ineffective portion of changes in fair value recorded in earnings	-	-	-	-	-	-
Changes in valuation assumptions	-	-	-	-	-	-
Changes in fair value excluding reclassification to realized	4	-	5	-	(34)	(25)

Fair value of contracts outstanding at September 30, 2003	6	-	6	12	(18)	6
Net option premium payment (receipts)	-	-	(5)	-	18	13

Total mark-to-market energy contract net assets at
September 30, 2003	$6	$-	$1	$12	$-	$19 (b)

Nine Months ended September 30, 2003
Fair value of contracts outstanding at December 31, 2002	$4	$-	$8	$28	$12	$52
Reclassification to realized at settlement of contracts	(6)	(1)	10	(44)	(22)	(63)
Fair value of new contracts when entered into	-	-	-	-	-	-
Effective portion of changes in fair value recorded in OCI	-	-	-	28	-	28
Ineffective portion of changes in fair value recorded in earnings	-	-	-	-	-	-
Changes in valuation assumptions	-	-	2	-	-	2 (a)
Changes in fair value excluding reclassification to realized	8	1	(14)	-	(8)	(13)

Fair value of contracts outstanding at September 30, 2003	6	-	6	12	(18)	6
Net option premium payment (receipts)	-	-	(5)	-	18	13

Total mark-to-market energy contract net assets at
September 30, 2003	$6	$-	$1	$12	$-	$19 (b)

_____________________
(a)	Change in valuation assumption from applying volatility skewness (selection of an input assumption among alternatives based on the moneyness of the option) in option valuation.
(b)	Includes FPL's mark-to-market energy contract net assets of less than $1 million at September 30, 2003.

FPL Group's total mark-to-market energy contract net assets at September 30, 2003 shown above are included in the condensed consolidated balance sheets as follows:
September 30, 2003

(millions)

Other current assets	$49
Other assets	21
Other current liabilities	(35)
Other liabilities	(16)

FPL Group's total mark-to-market energy contract net assets at September 30, 2003	$19

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2003 were as follows:

	Maturity

	2003	2004	2005	2006	2007	Thereafter	Total

	(millions)
Proprietary Trading:
Actively quoted (i.e., exchange trade) prices	$-	$-	$-	$-	$-	$-	$-
Prices provided by other external sources	-	2	-	-	-	-	2
Modeled	-	-	1	1	-	2	4

Total	-	2	1	1	-	2	6

Owned Assets - Managed:
Actively quoted (i.e., exchange trade) prices	-	-	-	-	-	-	-
Prices provided by other external sources	-	-	-	-	-	-	-
Modeled	-	-	-	-	-	-	-

Total	-	-	-	-	-	-	-

Owned Assets - Non-Managed:
Actively quoted (i.e., exchange trade) prices	(2)	(2)	1	-	-	-	(3)
Prices provided by other external sources	-	-	-	-	-	-	-
Modeled	4	5	-	-	-	-	9

Total	2	3	1	-	-	-	6

Owned Assets - Hedges in OCI:
Actively quoted (i.e., exchange trade) prices	13	(3)	(3)	-	-	-	7
Prices provided by other external sources	(1)	8	(1)	-	-	-	6
Modeled	-	-	-	-	(1)	-	(1)

Total	12	5	(4)	-	(1)	-	12

Owned Assets - Cost Recovery Clause:
Actively quoted (i.e., exchange trade) prices	(10)	(7)	1	-	-	-	(16)
Prices provided by other external sources	-	-	-	-	-	-	-
Modeled	(1)	(1)	-	-	-	-	(2)

Total	(11)	(8)	1	-	-	-	(18)

Total sources of fair value	$3	$2	$(1)	$1	$(1)	$2	$6

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

FPL Group is also exposed to credit risk through its energy marketing and trading operations. Credit risk is the risk that a financial loss will be incurred if a counterparty to a transaction does not fulfill its financial obligation. FPL Group manages counterparty credit risk through established policies, including counterparty credit limits, and in some cases credit enhancements, such as cash prepayments, letters of credit and guarantees. Credit risk is managed through the use of master netting agreements. FPL Group's credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of September 30, 2003 and December 31, 2002, the VaR figures are as follows:

	Trading and Managed Hedges			Non-Managed Hedges and Hedges in OCI (a)				Total

	FPL	FPL Energy	FPL Group	FPL		FPL Energy	FPL Group	FPL		FPL Energy	FPL Group

	(millions)

December 31, 2002	$-	$-	$-	$1		$3	$4	$1		$3	$4
September 30, 2003	$-	$-	$-	$26	(b)	$3	$27	$26	(b)	$3	$26

Average for the period ended
September 30, 2003	$-	$-	$-	$7		$4	$9	$7		$4	$9
_____________________
(a)

Non-managed hedges are employed to reduce the market risk exposure to physical assets which are not marked to market. The VaR figures for the non-managed hedges and hedges in OCI category do not represent the economic exposure to commodity price movements.

(b)	In 2003, FPL expanded its fuel hedge program.

Interest rate risk - The special use funds of FPL Group include restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of FPL Group's and FPL's nuclear power plants. A portion of these funds is invested in fixed income debt securities carried at their market value of approximately $1.293 billion and $1.184 billion ($1.166 billion and $1.066 billion for FPL) at September 30, 2003 and December 31, 2002, respectively. Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment for FPL. The market value adjustments of FPL Group's non-rate regulated operations result in a corresponding adjustment to OCI. Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not expected to begin until at least 2012.

The following are estimates of the fair value of FPL's and FPL Group's long-term debt:

	September 30, 2003			December 31, 2002

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)

Long-term debt of FPL, including current maturities	$2,994	$3,135	(a)	$2,434	$2,578	(a)
Long-term debt of FPL Group, including current maturities	$8,674	$9,165	(a)	$5,895	$6,222	(a)
_____________________
(a) Based on quoted market prices for these or similar issues.

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt. Interest rate swaps may be used to adjust exposure when deemed appropriate based upon market conditions.

An FPL Energy VIE has two identical interest rate swap agreements to fix the interest rate on a portion of $360 million in variable rate debt at 4.41%. The interest rate swap agreements expire in December 2007. Effective July 1, 2003, in accordance with FIN 46, FPL Energy began consolidating this debt. The debt proceeds were used to complete the acquisition, development and construction of a power generation plant. At September 30, 2003, these interest rate swaps with an aggregate notional amount of $105 million, designated as cash flow hedges, had an aggregate fair market value exposure of $5 million based on the present value difference between the contract and market rates at September 30, 2003. If these derivative instruments had been terminated at September 30, 2003, this estimated fair value represents the amount to be paid by the FPL Energy subsidiary to the counterparties.

In July 2003, FPL Group Capital entered into two $150 million variable interest rate swap agreements to protect $300 million of its 7 5/8% fixed rate debt maturing in September 2006 against changes in fair value due to changes in interest rates. Both of the swap agreements expire in September 2006. At September 30, 2003, these interest rate swaps, designated as fair value hedges, had an aggregate fair value of $2 million based on the present value difference between the contract and market rates at September 30, 2003. If these derivative instruments had been terminated at September 30, 2003, this estimated fair value represents the amount that would be paid by the counterparties to FPL Group Capital.

In August 2003, a subsidiary of FPL Energy entered into an interest rate swap agreement to fix the interest rate on $200 million of variable rate debt at 3.557%, which expires on November 15, 2007. The debt is a construction term facility to fund the construction of two gas-fired power projects. At September 30, 2003, these interest rate swaps with an aggregate notional amount of $200 million, designated as cash flow hedges, had an aggregate fair market value exposure of $3 million based on the present value difference between the contract and market rates at September 30, 2003. If these derivative instruments had been terminated at September 30, 2003, this estimated fair value represents the amount to be paid by the FPL Energy subsidiary to the counterparties.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of the net liabilities would increase by approximately $180 million ($65 million for FPL) at September 30, 2003.

Equity price risk - Included in the special use funds of FPL Group are marketable equity securities carried at their market value of approximately $824 million and $689 million ($697 million and $578 million for FPL) at September 30, 2003 and December 31, 2002, respectively. A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $82 million ($70 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at September 30, 2003.

Credit risk - For all derivative and contractual transactions, FPL Group's energy marketing and trading operations are exposed to losses in the event of nonperformance by counterparties to these transactions. Relevant considerations when assessing FPL Group's energy marketing and trading operations' credit risk exposure include:

  Operations are primarily concentrated in the energy industry.
  Trade receivables and other financial instruments are predominately with energy, utility and financial services related companies, as well as municipalities, cooperatives and other trading companies in the U.S.
  Overall credit risk is managed through established credit policies.
  Prospective and existing customers are reviewed for creditworthiness based upon established standards, with customers not meeting minimum standards providing various secured payment terms, including the posting of cash collateral.
  The use of master netting agreements to offset cash and non-cash gains and losses arising from derivative instruments with the same counterparty. FPL Group's policy is to have master netting agreements in place with significant counterparties.

Based on FPL Group's policies and risk exposures related to credit, FPL Group does not anticipate a material adverse effect on its financial position as a result of counterparty nonperformance. As of September 30, 2003, approximately 98% of FPL Group's energy marketing and trading counterparty credit risk exposure is associated with companies that have at least investment grade credit ratings.

New Accounting Rules and Interpretations

Accounting for Asset Retirement Obligations - Effective January 1, 2003, FPL Group and FPL adopted FAS 143, "Accounting for Asset Retirement Obligations." See Note 1.

Variable Interest Entities - In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." See Note 2.

Derivative Instruments - Effective July 1, 2003 FPL Group and FPL adopted FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In August 2003, the EITF released EITF 03-11. In addition, the staff of the SEC recently indicated that the unrealized effects of derivative instruments not accounted for as hedges should be reported within the same caption on the statements of income. See Note 5.

Guarantees - Effective January 1, 2003, FPL Group and FPL adopted FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." See Note 9 - Commitments.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity - In May 2003, the FASB issued FAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which was effective July 1, 2003. The primary change in accounting for FPL Group resulting from FAS 150 is the accounting treatment of mandatorily redeemable non-controlling interests in subsidiaries with finite lives. In October 2003, the FASB deferred the adoption of the FAS 150 provisions relating to mandatorily redeemable non-controlling interests in subsidiaries with finite lives. The remaining provisions of FAS 150 did not have a financial statement impact during the three months ended September 30, 2003. In addition, the FASB continues to address FAS 150 implementation issues, none of which affect FPL Group or FPL currently but may affect them in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of September 30, 2003, FPL Group and FPL performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

(b)  Changes in Internal Controls

There has been no change in FPL Group's or FPL's internal control over financial reporting that occurred during FPL Group's and FPL's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, FPL Group's or FPL's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the 2002 Form 10-K for FPL Group and FPL and Part II, Item 1. Legal Proceedings in the Quarterly Reports on Form 10-Q for each of the periods ended March 31, 2003 and June 30, 2003 for FPL Group and FPL.

With respect to the EPA suit relating to Scherer Unit No. 4, in August 2003, the proposed EPA rule regarding civil penalties was amended whereby the maximum penalty, or $32,500 per day for each violation, would become effective after publication of the final rule. In September 2003, the Eleventh Circuit denied the EPA's motion for rehearing in the TVA's separate Clean Air Act proceeding, and the EPA is now evaluating whether to seek review of the Eleventh Circuit decision by the U.S. Supreme Court.

With respect to the Thomas case, in August 2002, Hazel and Lamar Jenkins were substituted for Chester and Marie Jenkins as plaintiffs. In September 2003, FPL Group Capital and FPL Investments moved for summary judgment as to all claims asserted against them. Plaintiffs thereafter filed a Notice of Voluntary Dismissal, seeking to dismiss without prejudice FPL Group Capital and FPL Investments as defendants in the action. FPL Group Capital and FPL Investments have moved, among other things, for such dismissal to be entered with prejudice. Additionally, in October 2003, FPL Group moved for summary judgment as to all claims asserted against it. Defendants have also asked the court to set a schedule for resolution of whether the case will proceed as a class action.

On October 14, 2003, the U.S. Supreme Court denied FMPA's petition for review of the DC Circuit's decision. With respect to the crediting issue before the FERC, FPL estimates that through September 30, 2003 its maximum exposure to refunds, including interest, is approximately $66 million. FMPA's petition before the DC Circuit to order FERC to rule on the reserved issues is being held in abeyance at FMPA's request given FERC's acceptance of additional filings. FPL and FMPA have filed supplemental initial and reply briefs.

With respect to the issue surrounding the interpretation of the provisions of the LTIP pursuant to which the payments to eight current and former senior officers were calculated, FPL Group and the eight senior officers have entered into a binding Arbitration Agreement in order to resolve the issue.

On August 7, 2003, the plaintiff's attorney in the Klein lawsuit sent a letter to FPL Group's board of directors purporting to "withdraw" the May 2, 2003 Letter, the effect of which the special committee appointed by the board of directors is evaluating.

With respect to the Finestone suit, in September 2003, the court entered an order denying FPL's motion to dismiss. Following FPL's motion for reconsideration in the Blake and Lowe suit, discussed below, the court entered a similar order in the Finestone suit vacating its order denying the motion to dismiss the count for strict liability, and indicating it would reconsider that portion of its order.

With respect to the Blake and Lowe suit, in September 2003, FPL moved to dismiss the complaint. The court entered an order denying FPL's motion to dismiss. FPL moved for reconsideration of the court's order as to the count for strict liability. The court then entered an order vacating the order denying the motion to dismiss as to the count for strict liability, and is reconsidering that portion of the order.

In both the Bradstreet and Wooldridge suits, FPL has moved to dismiss the complaints.

In August 2003, Pedro C. and Emilia Roig brought an action on behalf of themselves and their son, Pedro Anthony Roig, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, which was removed in October 2003 to the U.S. District Court for the Southern District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies and FPL, alleging that their son has suffered toxic neurological effects from mercury poisoning. The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Bradstreet and Wooldridge lawsuits. FPL will be moving to dismiss the complaint.

Item 5.  Other Information

(a) Reference is made to Item 1. Business - FPL Operations - Competition in the 2002 Form 10-K for FPL Group and FPL.

In June 2003, the Florida Supreme Court dismissed the Public Counsel's appeal of the FPSC's approval of GridFlorida without prejudice. The FPSC has restored the GridFlorida docket to active status and held a technical conference with the FERC in September 2003. The FPSC staff intends to identify issues arising out of the technical conference at a workshop prior to updating the schedule for proceeding.

  Reference is made to Item 1. Business - FPL Operations - System Capability and Load in the 2002 Form 10-K for FPL Group and FPL.

  On July 9, 2003, FPL set a record all-time summer energy peak of 19,668 mw. Adequate resources were available at the time of peak to meet customer demand.

  In its Ten Year Site Plan, filed with the FPSC on April 1, 2003, FPL indicated that it needed additional power resources of approximately 1,100 mw beginning in June 2007. FPL plans to meet this need by either building a new natural gas-fired plant at its Turkey Point site or purchasing power from other companies. In August 2003, FPL issued a request for proposal (RFP) inviting others to propose a more cost-effective alternative for meeting this generation need. Responses to the RFP are being evaluated against the Turkey Point alternative. By mid-May 2004, FPL will select whichever alternative is the best and most cost-effective way to meet customers' needs.

  Reference is made to Item 1. Business - FPL Operations - Nuclear Operations in the 2002 Form 10-K for FPL Group and FPL.

  In October 2003, visual and volumetric inspections of the reactor vessel head were performed during Turkey Point Unit No. 4's scheduled refueling outage, and no degradation was found. Also during the outage, visual inspections of the bottom mounted instrumentation penetrations were performed, and no evidence of leakage from these penetrations was noted.

  In October 2003, the NRC extended the operating licenses for St. Lucie Units Nos. 1 and 2, which will allow operation of these units until 2036 and 2043, respectively. FPL has not yet decided whether to operate past the original license expiration dates of 2016 and 2023, although FPL is continuing to take actions to ensure the long-term viability of the units in order to preserve this option. This decision will be made by 2011. Any adjustment to depreciation and decommissioning rates would require FPSC approval.

  Reference is made to Item 1. Business - FPL Energy Operations - Employees in the 2002 Form 10-K for FPL Group and FPL.

  In September 2003, the Utility Workers Union of America approved a new collective bargaining agreement with an FPL Energy subsidiary, which expires in September 2008.

  Reference is made to Item 1. Business - FPL Energy Operations - Portfolio by Category - Wind Assets in the 2002 Form 10-K for FPL Group and FPL.

  In October 2003, FPL Energy announced that it had entered into an agreement to acquire 130 mw of California wind power generation projects from Enron for $80 million. The transaction is expected to close by the first quarter of 2004 subject to acceptance at a bankruptcy auction, currently anticipated to occur in December 2003, and regulatory approvals.

  Reference is made to Item 1. Business - FPL Energy Operations - Nuclear Operations in the 2002 Form 10-K for FPL Group and FPL.

  In October 2003, visual inspections of the bottom mounted instrumentation penetrations were performed during Seabrook's scheduled refueling outage, and no evidence of leakage from these penetrations was noted.

  Reference is made to Item 2. Properties - Character of Ownership in the 2002 Form 10-K for FPL Group and FPL.

An FPL Energy gas-fired facility, that was consolidated on July 1, 2003 in connection with the implementation of FIN 46, is encumbered by liens against its assets securing certain lease financings entered into in June 2000.

In August 2003, a subsidiary of FPL Energy sold $117 million of 7.11% senior secured notes maturing in June 2020. In connection with this financing, two of FPL Energy's gas-fired facilities were encumbered by liens against their assets. See Note 8 - Long-term Debt.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit Number	Description	FPL Group	FPL
*4(a)

One Hundred Fourth Supplemental Indenture, dated as of October 1, 2003, between FPL and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172)

			x	x
*4(b)

Officer's Certificate of FPL Group Capital, dated September 30, 2003, creating the Floating Rate Debentures, Series due March 30, 2005 (filed as Exhibit 4(ap) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(c)

Officer's Certificate of FPL Group Capital, dated September 30, 2003, creating the 1 7/8% Debentures, Series due March 30, 2005 (filed as Exhibit 4(aq) to Post- Effective Amendment No. 2 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
	10(a)	Amendment to Employment Agreement between FPL Group and Armando J. Olivera, dated as of October 17, 2003	x	x
	12(a)	Computation of Ratio of Earnings to Fixed Charges	x
	12(b)	Computation of Ratios		x
	31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
	31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
	31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
	31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
	32(a)	Section 1350 Certification of FPL Group	x
	32(b)	Section 1350 Certification of FPL		x
_____________________
*Incorporated herein by reference

FPL Group and FPL agree to furnish to the SEC upon request any instrument with respect to long-term debt that FPL Group and FPL have not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

(b)	Reports on Form 8-K
A current report on Form 8-K was filed with the SEC on September 11, 2003 by FPL Group reporting one event under Item 5. Other Events and Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

FPL GROUP, INC.
FLORIDA POWER & LIGHT COMPANY
(Registrants)

Date: November 11, 2003

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc.
Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)