Form 10-Q
period 2004-06-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2004-08-03
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

1-8841 2-27612	FPL GROUP, INC. FLORIDA POWER & LIGHT COMPANY 700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000	59-2449419 59-0247775

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

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding at June 30, 2004:  185,258,403 shares.

As of June 30, 2004, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

  FPL Group and FPL are subject to changes in laws or regulations, including the Public Utility Regulatory Policies Act of 1978, as amended (PURPA), and the Public Utility Holding Company Act of 1935, as amended (Holding Company Act), changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Florida Public Service Commission (FPSC) and the utility commissions of other states in which FPL Group has operations, and the U.S. Nuclear Regulatory Commission (NRC), with respect to, among other things, allowed rates of return, industry and rate structure, operation of nuclear power facilities, operation and construction of plant facilities, operation and construction of transmission facilities, acquisition, disposal, depreciation and amortization of assets and facilities, recovery of fuel and purchased power costs, decommissioning costs, return on common equity and equity ratio limits, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).  The FPSC has the authority to disallow recovery by FPL of costs that it considers excessive or imprudently incurred.

  The regulatory process generally restricts FPL's ability to grow earnings and does not provide any assurance as to achievement of earnings levels.

  FPL Group and FPL are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife mortality, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

  FPL Group and FPL operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity.  FPL Group and its subsidiaries will need to adapt to these changes and may face increasing competitive pressure.

  FPL Group's and FPL's results of operations could be affected by FPL's ability to renegotiate franchise agreements with municipalities and counties in Florida.

  The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, use of new technology, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes), as well as the risk of performance below expected or contracted levels of output or efficiency.  This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. In addition to these risks, FPL Group's and FPL's nuclear units face certain risks that are unique to the nuclear industry including the ability to dispose of spent nuclear fuel, as well as additional regulatory actions up to and including shutdown of the units stemming from public safety concerns, whether at FPL Group's and FPL's plants, or at the plants of other nuclear operators.  Breakdown or failure of an FPL Energy, LLC (FPL Energy) operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

  FPL Group's and FPL's ability to successfully and timely complete their power generation facilities currently under construction, those projects yet to begin construction or capital improvements to existing facilities is contingent upon many variables and subject to substantial risks.  Should any such efforts be unsuccessful, FPL Group and FPL could be subject to additional costs, termination payments under committed contracts, and/or the write-off of their investment in the project or improvement.

  FPL Group and FPL use derivative instruments, such as swaps, options, futures and forwards to manage their commodity and financial market risks, and to a lesser extent, engage in limited trading activities.  FPL Group could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.  In addition, FPL's use of such instruments could be subject to prudency challenges and if found imprudent, cost recovery could be disallowed by the FPSC.

  There are other risks associated with FPL Group's non-rate regulated businesses, particularly FPL Energy.  In addition to risks discussed elsewhere, risk factors specifically affecting FPL Energy's success in competitive wholesale markets include the ability to efficiently develop and operate generating assets, the successful and timely completion of project restructuring activities, maintenance of the qualifying facility status of certain projects, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power.  There can be significant volatility in market prices for fuel and electricity, and there are other financial, counterparty and market risks that are beyond the control of FPL Energy.  FPL Energy's inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair its future financial results.  In keeping with industry trends, a portion of FPL Energy's power generation facilities operate wholly or partially without long-term power purchase agreements.  As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which may affect the volatility of FPL Group's financial results.  In addition, FPL Energy's business depends upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable, FPL Energy's ability to sell and deliver its wholesale power may be limited.

  FPL Group is likely to encounter significant competition for acquisition opportunities that may become available as a result of the consolidation of the power industry.  In addition, FPL Group may be unable to identify attractive acquisition opportunities at favorable prices and to successfully and timely complete and integrate them.

  FPL Group and FPL rely on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows.  The inability of FPL Group and FPL to maintain their current credit ratings could affect their ability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, which, in turn, could impact FPL Group's and FPL's ability to grow their businesses and would likely increase interest costs.

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

  FPL Group and FPL are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims, as well as the effect of new, or changes in, tax rates or policies, rates of inflation, accounting standards, securities laws or corporate governance requirements.

  FPL Group and FPL are subject to direct and indirect effects of terrorist threats and activities.  Generation and transmission facilities, in general, have been identified as potential targets.  The effects of terrorist threats and activities include, among other things, terrorist actions or responses to such actions or threats, the inability to generate, purchase or transmit power, the risk of a significant slowdown in growth or a decline in the U.S. economy, delay in economic recovery in the United States, and the increased cost and adequacy of security and insurance.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

OPERATING REVENUES	$2,619	$2,339	$4,950	$4,420

OPERATING EXPENSES
Fuel, purchased power and interchange	1,243	1,063	2,401	2,007
Other operations and maintenance	430	391	827	784
Depreciation and amortization	298	267	599	526
Taxes other than income taxes	214	205	428	396

Total operating expenses	2,185	1,926	4,255	3,713

OPERATING INCOME	434	413	695	707

OTHER INCOME (DEDUCTIONS)
Interest charges	(124)	(84)	(246)	(161)
Preferred stock dividends - FPL	-	(4)	-	(7)
Equity in earnings of equity method investees	23	18	38	51
Allowance for equity funds used during construction	9	3	16	5
Other - net	10	4	15	8

Total other deductions - net	(82)	(63)	(177)	(104)

INCOME BEFORE INCOME TAXES	352	350	518	603

INCOME TAXES	95	111	123	189

NET INCOME	$257	$239	$395	$414

Earnings per share of common stock:
Basic	$1.43	$1.35	$2.21	$2.34
Assuming dilution	$1.43	$1.34	$2.20	$2.33

Dividends per share of common stock	$0.62	$0.60	$1.24	$1.20

Weighted-average number of common shares outstanding:
Basic	179.1	177.3	178.7	177.0
Assuming dilution	179.9	178.1	179.8	177.6

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (2003 Form 10-K) for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	June 30, 2004	December 31, 2003

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$28,762	$28,445
Nuclear fuel	465	463
Construction work in progress	1,771	1,364
Less accumulated depreciation and amortization	(10,338)	(9,975)

Total property, plant and equipment - net	20,660	20,297

CURRENT ASSETS
Cash and cash equivalents	222	129
Customer receivables, net of allowances of $24 and $25, respectively	867	809
Other receivables	220	379
Materials, supplies and fossil fuel inventory - at average cost	376	458
Deferred clause and franchise expenses	233	348
Derivative assets	269	188
Other	176	159

Total current assets	2,363	2,470

OTHER ASSETS
Special use funds	2,329	2,248
Other investments	663	810
Regulatory assets:
Unamortized loss on reacquired debt	47	48
Litigation settlement	67	89
Other	29	22
Other	1,048	951

Total other assets	4,183	4,168

TOTAL ASSETS	$27,206	$26,935

CAPITALIZATION
Common stock	$2	$2
Additional paid-in capital	3,321	3,216
Retained earnings	3,918	3,745
Accumulated other comprehensive income (loss)	(24)	4

Total common shareholders' equity	7,217	6,967
Preferred stock of FPL without sinking fund requirements	5	5
Long-term debt	8,526	8,723

Total capitalization	15,748	15,695

CURRENT LIABILITIES
Commercial paper	201	708
Notes payable	-	212
Current maturities of long-term debt	783	367
Accounts payable	793	542
Customers' deposits	383	357
Accrued interest and taxes	311	226
Deferred clause and franchise revenues	31	48
Derivative regulatory liability	137	93
Other	570	800

Total current liabilities	3,209	3,353

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,146	2,086
Accumulated deferred income taxes	2,267	2,155
Regulatory liabilities:
Accrued asset removal costs	1,952	1,902
Storm and property insurance reserve	340	327
Asset retirement obligation regulatory expense difference	189	180
Unamortized investment tax credits	91	100
Other	129	160
Other	1,135	977

Total other liabilities and deferred credits	8,249	7,887

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$27,206	$26,935

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2003 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Six Months Ended June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$395	$414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	577	504
Nuclear fuel amortization	47	14
Deferred income taxes and related regulatory credit	121	190
Cost recovery clauses and franchise fees	121	(336)
Equity in earnings of equity method investees	(38)	(51)
Distribution of earnings from equity method investees	27	15
Changes in operating assets and liabilities:
Restricted cash	21	(4)
Customer receivables	(59)	(173)
Other receivables	26	(3)
Material, supplies and fossil fuel inventory	48	41
Other current assets	(37)	(52)
Deferred pension cost	(61)	(61)
Accounts payable	248	289
Customers' deposits	26	24
Interest, income taxes and other taxes	218	127
Other current liabilities	(16)	47
Other liabilities	44	(44)
Other - net	23	91

Net cash provided by operating activities	1,731	1,032

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(754)	(629)
Nuclear fuel purchases	(48)	(17)
Independent power investments	(230)	(745)
Sale of independent power investments	93	-
Capital expenditures of FPL FiberNet, LLC	(3)	(4)
Contributions to special use funds	(75)	(109)
Sale of Olympus note receivable	126	-
Funding of secured loan	(36)	-
Funds held for bond redemptions	-	(69)
Other - net	(36)	18

Net cash used in investing activities	(963)	(1,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	535	1,083
Retirements of long-term debt	(328)	(43)
Net change in short-term debt	(714)	(302)
Issuances of common stock	47	30
Dividends on common stock	(222)	(212)
Other - net	7	(18)

Net cash provided by (used in) financing activities	(675)	538

Net increase in cash and cash equivalents	93	15
Cash and cash equivalents at beginning of period	129	266

Cash and cash equivalents at end of period	$222	$281

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$-	$41

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2003 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

OPERATING REVENUES	$2,172	$2,053	$4,114	$3,810

OPERATING EXPENSES
Fuel, purchased power and interchange	1,070	970	2,094	1,780
Other operations and maintenance	319	308	615	609
Depreciation and amortization	227	223	459	442
Taxes other than income taxes	199	191	390	366

Total operating expenses	1,815	1,692	3,558	3,197

OPERATING INCOME	357	361	556	613

OTHER INCOME (DEDUCTIONS)
Interest charges	(45)	(45)	(91)	(83)
Allowance for equity funds used during construction	9	3	16	5
Other - net	(3)	(3)	(5)	(6)

Total other deductions - net	(39)	(45)	(80)	(84)

INCOME BEFORE INCOME TAXES	318	316	476	529

INCOME TAXES	113	113	165	188

NET INCOME	205	203	311	341

PREFERRED STOCK DIVIDENDS	-	4	1	7

NET INCOME AVAILABLE TO FPL GROUP	$205	$199	$310	$334

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2003 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	June 30, 2004	December 31, 2003

ELECTRIC UTILITY PLANT
Plant in service	$21,697	$21,368
Nuclear fuel	382	380
Construction work in progress	1,016	741
Less accumulated depreciation and amortization	(9,458)	(9,237)

Electric utility plant - net	13,637	13,252

CURRENT ASSETS
Cash and cash equivalents	69	4
Customer receivables, net of allowances of $12 and $11, respectively	662	636
Other receivables	71	151
Materials, supplies and fossil fuel inventory - at average cost	301	355
Deferred clause and franchise expenses	233	348
Derivative assets	156	130
Other	88	49

Total current assets	1,580	1,673

OTHER ASSETS
Special use funds	2,047	1,974
Other investments	9	9
Regulatory assets:
Unamortized loss on reacquired debt	47	48
Litigation settlement	67	89
Other	29	22
Other	805	750

Total other assets	3,004	2,892

TOTAL ASSETS	$18,221	$17,817

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,319	4,318
Retained earnings	394	313

Total common shareholder's equity	6,086	6,004
Preferred stock without sinking fund requirements	25	5
Long-term debt	3,314	3,074

Total capitalization	9,425	9,083

CURRENT LIABILITIES
Commercial paper	171	630
Accounts payable	666	435
Customers' deposits	371	346
Accrued interest and taxes	294	160
Deferred clause and franchise revenues	31	48
Derivative regulatory liability	137	93
Other	280	423

Total current liabilities	1,950	2,135

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,961	1,908
Accumulated deferred income taxes	1,479	1,415
Regulatory liabilities:
Accrued asset removal costs	1,952	1,902
Storm and property insurance reserve	340	327
Asset retirement obligation regulatory expense difference	189	180
Unamortized investment tax credits	91	100
Other	129	160
Other	705	607

Total other liabilities and deferred credits	6,846	6,599

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$18,221	$17,817

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2003 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Six Months Ended June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES	$311	$341
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	436	419
Nuclear fuel amortization	34	-
Deferred income taxes and related regulatory credit	48	170
Cost recovery clauses and franchise fees	121	(336)
Changes in operating assets and liabilities:
Customer receivables	(27)	(154)
Other receivables	16	(3)
Material, supplies and fossil fuel inventory	54	25
Other current assets	(38)	(40)
Deferred pension cost	(49)	(50)
Accounts payable	229	256
Customers' deposits	25	18
Interest, income taxes and other taxes	199	99
Other current liabilities	(47)	25
Other liabilities	29	(11)
Other - net	26	23

Net cash provided by operating activities	1,367	782

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(754)	(629)
Nuclear fuel purchases	(48)	-
Contributions to special use funds	(67)	(102)
Funds held for bond redemptions	-	(69)
Other - net	-	1

Net cash used in investing activities	(869)	(799)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of preferred stock	20	-
Issuances of long-term debt	236	585
Retirements of long-term debt	-	(24)
Net change in short-term debt	(460)	(181)
Dividends	(229)	(263)

Net cash provided by (used in) financing activities	(433)	117

Net increase in cash and cash equivalents	65	100
Cash and cash equivalents at beginning of period	4	-

Cash and cash equivalents at end of period	$69	$100

Supplemental schedule of noncash investing and financing activities
Additions to capital lease obligations	$-	$41
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2003 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2003 Form 10-K for FPL Group and FPL.  In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.  The results of operations for an interim period will not give a true indication of results for the year.

1.  Employee Retirement Benefits

FPL Group sponsors a noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  In addition, FPL Group sponsors a substantially contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements who elect participation at the time of retirement.

The following table provides the components of net periodic benefit (income) cost for the plans:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003	2004	2003	2004	2003

	(millions)

Service cost	$13	$13	$2	$2	$26	$26	$4	$4
Interest cost	21	21	7	7	41	42	13	14
Expected return on plan assets	(52)	(50)	(1)	(1)	(103)	(99)	(2)	(2)
Amortization of transition (asset) obligation	(6)	(6)	1	1	(12)	(12)	2	2
Amortization of prior service benefit	(1)	(1)	-	-	(3)	(3)	-	-
Amortization of (gains) losses	(5)	(8)	1	1	(10)	(15)	2	2

Net periodic benefit (income) cost at FPL Group	$(30)	$(31)	$10	$10	$(61)	$(61)	$19	$20

Net periodic benefit (income) cost at FPL	$(25)	$(25)	$9	$9	$(49)	$(50)	$17	$18

During the six months ended June 30, 2004, FPL Group contributed approximately $11 million to the other benefits plan, with a total of $22 million anticipated in calendar year 2004.  FPL Group does not expect to make any contributions to the pension plan in calendar year 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law.  The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent benefit.  The Department of Health and Human Services (HHS) is expected to issue regulations that define actuarial equivalence later this year.  The Act became law after FPL Group's September 30, 2003 measurement date.  As a result of this Act, in May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."  Under Staff Position FAS 106-2, benefit obligations are required to be remeasured and reported as an actuarial gain no later than the third quarter of 2004 if enactment of the Act is determined to be a "significant event" pursuant to the provisions of Financial Accounting Standards No. (FAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."  In the absence of a definition of actuarial equivalency, FPL Group is unable to conclude if the Act has a significant effect on benefit obligations and therefore has not performed a remeasurement.  FPL Group will remeasure benefit obligations when HHS establishes actuarial equivalency definitions and it is determined that enactment of the Act is significant to the other benefits obligation.

2.  Derivative Instruments

FPL Group and its subsidiaries segregate unrealized mark-to-market gains and losses on derivative transactions into two categories.  The first category, referred to as trading and managed hedge activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts.  The second category, referred to as non-qualifying hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended) and the ineffective portion of transactions accounted for as cash flow hedges.  These transactions have been entered into to reduce FPL Group's aggregate risk.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) and the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized net in operating revenues; fuel purchases and sales are recognized net in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  Any position that is moved between non-qualifying hedge activity and trading and managed hedge activity is transferred at its fair value on the date of reclassification.

Unrealized mark-to-market gains (losses) on derivative transactions for both consolidated subsidiaries and equity method investees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(millions)

Consolidated subsidiaries	$10	$-	$(2)	$(19)
Equity method investees	$3	$(2)	$15	$17

3.  Comprehensive Income

At June 30, 2004, substantially all of the transactions that FPL Group has designated as hedges are cash flow hedges with expiration dates through December 2010 for energy contract derivative instruments.  Approximately $13 million of losses included in FPL Group's accumulated other comprehensive income at June 30, 2004 will be reclassified into earnings within the next 12 months as the hedged fuel is consumed or as electricity is sold.  Accumulated other comprehensive income (loss) is separately displayed on the condensed consolidated balance sheets of FPL Group.

FPL Group's comprehensive income is as follows:

	Three Months Ended June 30,

	2004	2003

	(millions)

Net income of FPL Group	$257	$239
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $8 tax benefit and $11 tax expense, respectively)	(13)	18
Reclassification from OCI to net income (net of $0.4 tax expense
and $6 tax benefit, respectively)	1	(9)
Net unrealized gains (losses) on available for sale securities
(net of $2 tax benefit and $7 tax expense, respectively)	(3)	11
Net unrealized gain on interest rate swaps (net of $7 tax expense)	10	-

Comprehensive income of FPL Group	$252	$259

	Six Months Ended June 30,

	2004	2003

	(millions)

Net income of FPL Group	$395	$414
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $21 tax benefit and $27 tax expense, respectively)	(32)	42
Reclassification from OCI to net income (net of $1 and
$15 tax benefit, respectively)	(1)	(24)
Net unrealized gains (losses) on available for sale securities
(net of $0.3 tax benefit and $5 tax expense, respectively)	(1)	9
Net unrealized gain on interest rate swaps (net of $4 tax expense)	6	-

Comprehensive income of FPL Group	$367	$441

4.  Stock-Based Compensation

Effective January 1, 2004, FPL Group adopted the fair value recognition provisions of FAS 123, "Accounting for Stock-Based Compensation."  FPL Group selected the modified prospective method of adoption described in FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  Under that method, stock-based employee compensation cost recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of FAS 123 been applied from its original effective date.  Prior to 2004, FPL Group accounted for its stock-based compensation plans under the intrinsic value based method as permitted by FAS 123.

The following table illustrates the effect on net income and earnings per share of common stock as if FPL Group's compensation expense had been determined using the fair value based method in each period:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(millions, except per share amounts)

Net income, as reported	$257	$239	$395	$414

Add: total stock-based employee compensation
expense included in reported net income,
net of related income tax effects	4	4	8	6

Deduct: total stock-based employee
compensation expense determined under
fair value based method, net of
related income tax effects	(4)	(6)	(8)	(9)

Pro forma net income	$257	$237	$395	$411

Earnings per share of common stock:
Basic - as reported	$1.43	$1.35	$2.21	$2.34
Basic - pro forma	$1.43	$1.34	$2.21	$2.32

Assuming dilution - as reported	$1.43	$1.34	$2.20	$2.33
Assuming dilution - pro forma	$1.43	$1.33	$2.20	$2.31

5.  Earnings Per Share of Common Stock

The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(millions, except per share amounts)

Numerator - net income	$257	$239	$395	$414

Denominator:
Weighted-average number of common shares
outstanding - basic	179.1	177.3	178.7	177.0
Restricted stock, performance share and shareholder
value awards, options and equity units (a)	0.8	0.8	1.1	0.6

Weighted-average number of common shares
outstanding - assuming dilution	179.9	178.1	179.8	177.6

Earnings per share of common stock:
Basic	$1.43	$1.35	$2.21	$2.34
Assuming dilution	$1.43	$1.34	$2.20	$2.33
_____________________
(a)

Performance share awards and shareholder value awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.  Restricted stock, performance share awards, shareholder value awards, options and equity units (known as Corporate Units) are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Common shares issuable upon the exercise of stock options, which were not included in the denominator above due to their antidilutive effect, were approximately 1.0 million and 0.4 million for the three and six months ended June 30, 2004, respectively.

6.  Variable Interest Entities

Effective March 31, 2004, FPL Group and FPL completed the adoption of FASB Interpretation No. (FIN) 46, as revised (FIN 46R).  FIN 46R requires the consolidation of entities which are determined to be variable interest entities (VIEs) when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both.  The company that is required to consolidate the VIE is called the primary beneficiary.  Conversely, the reporting company would be required to deconsolidate VIEs that are currently consolidated when the company is not considered to be the primary beneficiary.  Variable interests are contractual, ownership or other monetary interests in an entity that change as the fair value of the entity's net assets, excluding variable interests, change.  An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest.

FPL has identified two potential VIEs (Projects), both of which are considered qualifying facilities (QFs) as defined by PURPA.  PURPA requires FPL to purchase the electricity output of the Projects.  As a result, FPL has entered into purchased power agreements (PPAs) with these QFs to purchase substantially all of the Projects' electrical output over a substantial portion of their estimated useful lives.  For each megawatt-hour (mwh) provided, FPL pays a per mwh price (energy payment) based upon FPL's avoided cost, which is the cost avoided by neither generating the electricity nor purchasing it from another source.  With regard to the Projects, FPL's avoided cost is primarily based on the cost of coal at an FPL jointly-owned coal-fired facility.  The Projects have capacities of 136 and 250 megawatts (mw).  After making exhaustive efforts, FPL was unable to obtain the information from the Projects necessary to determine whether the Projects are VIEs or whether FPL is the Projects' primary beneficiary.  The PPAs with the Projects contain no provisions which legally obligate the Projects to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This does not expose FPL to losses since the energy payments paid by FPL to the Projects are passed on to FPL's customers through the fuel clause as approved by the FPSC.  However, if one or both of the Projects were determined to be a VIE, the absorption of some of the Projects' fuel price variability might cause FPL to be the primary beneficiary.  During the three and six months ended June 30, 2004, FPL purchased 678,108 mwh and 1,261,910 mwh, respectively, from the Projects at a total cost of approximately $55 million and $105 million, respectively.  This compared to 635,611 mwh and 1,252,376 mwh at a total cost of approximately $56 million and $105 million for the three and six months ended June 30, 2003, respectively.  FPL will continue to make exhaustive efforts to obtain the necessary information from the Projects in order to determine if the Projects are VIEs and, if so, whether FPL is the primary beneficiary.

In March 2004, a trust created by FPL Group sold 12 million shares of 5 7/8% preferred trust securities to the public and common trust securities to FPL Group.  The trust is considered a VIE because FPL Group's investment through the common trust securities is not considered equity at risk in accordance with FIN 46R.  The proceeds from the sale of the preferred and common trust securities were used to buy 5 7/8% junior subordinated debentures maturing in March 2044, from FPL Group Capital Inc (FPL Group Capital).  The trust exists only to issue its preferred trust securities and common trust securities and to hold the junior subordinated debentures of FPL Group Capital as trust assets.  Since FPL Group, as the common security holder, is not considered to have equity at risk and will therefore not absorb any variability of the trust, FPL Group is not the primary beneficiary and does not consolidate the trust in accordance with FIN 46R.  FPL Group includes the junior subordinated debentures issued by FPL Group Capital on its condensed consolidated balance sheets.  See Note 8.

FPL Group and FPL expect additional implementation guidance to be issued regarding FIN 46R and are unable to determine what effect, if any, this additional guidance might have on FPL Group's and FPL's financial statements.

7.  Investments

Partnerships and Joint Ventures - During the first quarter of 2004, FPL Energy recorded a net gain of approximately $52 million ($31 million after tax) related to the termination of a gas supply contract and a steam agreement at one of its investments in joint ventures.  These agreements were terminated in connection with an amended power purchase agreement that allows the investee to source power from the wholesale market.

Also during the first quarter of 2004, FPL Energy recorded an impairment loss of approximately $50 million ($30 million after tax) to write down its investment in a combined-cycle power plant in Texas to its fair value as a result of agreeing to sell its interest in the project.  The sale was completed in the second quarter of 2004.

The results of the above transactions are reflected in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income.

Other - In June 2004, an indirect subsidiary of FPL Group sold a note receivable from a limited partnership of which Olympus Communications, L.P. (Olympus) is a general partner.  Olympus is an indirect subsidiary of Adelphia Communications Corporation (Adelphia).  In June 2002, Adelphia, Olympus and the limited partnership filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11), and the note, which was due July 1, 2002, is in default.  The note receivable, which was previously recorded in other investments in FPL Group's condensed consolidated balance sheet, was sold for its net book value of approximately $127 million, including accrued interest through the date of the commencement of the Chapter 11 proceedings, less related transactions costs which were not significant.

8.  Debt and Preferred Stock

Long-term Debt - In January 2004, FPL issued $240 million principal amount of 5.65% first mortgage bonds maturing in February 2035.  The proceeds were used to repay a portion of its short-term borrowings and for other corporate purposes.

In March 2004, FPL Group Capital sold $309 million of 5 7/8% junior subordinated debentures maturing in March 2044, which are included in long-term debt on FPL Group's condensed consolidated balance sheets.  The proceeds were used to repay a portion of commercial paper issued to fund investments by FPL Group Capital in independent power projects.  The junior subordinated debentures were purchased by an unconsolidated 100%-owned finance subsidiary of FPL Group using proceeds from the March 2004 sale by that finance subsidiary of $300 million of preferred trust securities to the public and $9 million of common trust securities to FPL Group.  FPL Group has fully and unconditionally guaranteed the junior subordinated debentures and the preferred trust securities.

In January 2004, FPL Group Capital entered into a variable interest rate swap agreement, which expires in March 2005, to protect $200 million of its 1.875% debentures maturing in March 2005 against changes in fair value due to changes in interest rates.  In April and May 2004, FPL entered into two $250 million variable interest rate swap agreements to protect $500 million of its 6.875% first mortgage bonds maturing in December 2005 against changes in fair value due to changes in interest rates.  Both of the swap agreements expire in December 2005.  Also in April 2004, a subsidiary of FPL Energy entered into an interest rate swap agreement, which expires in December 2017, whereby the FPL Energy subsidiary receives the London InterBank Offered Rate (LIBOR) and pays a fixed rate of 3.845% on $32 million of its variable rate debt maturing in December 2017.

Preferred Stock - In January 2004, FPL sold 200,000 shares of 4 1/2% Series V preferred stock with an aggregate par value of $20 million to FPL Group.

9.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL consist of the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the construction of a gas-fired power plant and the procurement of nuclear fuel (including capitalized interest).  FPL FiberNet, LLC's (FPL FiberNet) capital expenditures primarily include costs to sustain its fiber-optic network and meet customer specific requirements.  At June 30, 2004, capital expenditures for the remainder of 2004 through 2008 are estimated to be as follows:

	2004	2005	2006	2007	2008	Total

FPL:	(millions)
Generation: (a)
New (b)	$130	$300	$265	$105	$-	$800
Existing	290	480	350	450	275	1,845
Transmission and distribution	310	700	690	700	715	3,115
Nuclear fuel	35	75	80	100	80	370
General and other	90	150	175	180	165	760

Total	$855	$1,705	$1,560	$1,535	$1,235	$6,890

FPL Energy: (c)
Gas	$70	$5	$-	$-	$-	$75
Nuclear fuel and other	70	50	70	60	15	265

Total	$140	$55	$70	$60	$15	$340

FPL FiberNet	$5	$10	$10	$10	$10	$45

_____________________
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $33 million, $53 million, $36 million and $39 million in 2004, 2005, 2006 and 2007, respectively.
(b)	Includes generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)	Estimated capital expenditures exclude estimates for the development of new wind projects pending the enactment of legislation reestablishing the production tax credits for new wind facilities.

In addition to estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  At June 30, 2004, FPL Energy had approximately $1.1 billion in firm commitments primarily for natural gas transportation and storage, firm transmission service, nuclear fuel and a portion of its capital expenditures.  Additionally, during 2003, a subsidiary of FPL Group Capital committed to lend up to $250 million under a secured loan to a third party, which matures no later than June 30, 2006.  At June 30, 2004, $82 million had been drawn on under the loan.  FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002, be recorded on the balance sheet.  At June 30, 2004, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The term of the guarantees is equal to the term of the related debt, with remaining terms ranging from 1 year to 14 years.  The maximum potential amount of future payments that could be required under these guarantees at June 30, 2004 was approximately $14 million.  At June 30, 2004, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees entered into subsequent to December 31, 2002, and the related fair value, were not material as of June 30, 2004.

FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a power purchase agreement that expires in 2027.  Under this agreement, the subsidiary could incur market-based liquidated damages for failure to meet contractual minimum outputs.  In addition, certain subsidiaries of FPL Energy have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the FPL Energy subsidiary incurring specified liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that the exposure associated with these guarantees is not material.

An FPL Energy subsidiary is committed to purchase oil and gas inventory remaining in certain storage facilities at December 31, 2005 at its weighted-average cost.  At June 30, 2004, FPL Energy's commitment is estimated to be from $0 to approximately $67 million, based on a potential range of zero to full storage volume at the current average forward price of oil and gas.

Contracts - FPL has entered into long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern Companies) to pay for approximately 1,300 mw of power through mid-2010 and 381 mw thereafter through 2021.  FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2005 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts, and the Southern Companies' contract is subject to minimum quantities.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 1,500 mw of power with expiration dates ranging from 2004 through 2007.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts for the transportation and supply of natural gas, coal and oil with various expiration dates through 2028.

FPL Energy has long-term contracts primarily for the transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2005 through 2033.  FPL Energy also has several contracts for the supply, conversion, enrichment and fabrication of Seabrook Station's (Seabrook) nuclear fuel with expiration dates ranging from 2004 to 2014.

The remaining required capacity and minimum payments under these contracts as of June 30, 2004 are estimated to be as follows:

	2004	2005	2006	2007	2008	Thereafter

FPL:	(millions)
Capacity payments:
JEA and Southern Companies	$90	$190	$200	$200	$200	$920
Qualifying facilities	$180	$350	$300	$310	$320	$4,000
Other electricity suppliers	$60	$80	$70	$10	$-	$-
Minimum payments, at projected prices:
Southern Companies - energy	$30	$60	$60	$60	$60	$90
Natural gas, including transportation	$995	$1,680	$760	$280	$250	$2,940
Coal	$25	$35	$25	$20	$10	$-
Oil	$325	$-	$-	$-	$-	$-

FPL Energy	$60	$60	$50	$50	$50	$735

Charges under these contracts were as follows:

	Three Months Ended June 30,								Six Months Ended June 30,

	2004				2003				2004				2003

	Capacity		Energy/ Fuel		Capacity		Energy/ Fuel		Capacity		Energy/ Fuel		Capacity		Energy/ Fuel

	(millions)
FPL:
JEA and Southern Companies	$49	(a)	$41	(b)	$47	(a)	$40	(b)	$101	(a)	$81	(b)	$96	(a)	$78	(b)
Qualifying facilities	$91	(c)	$36	(b)	$94	(c)	$33	(b)	$179	(c)	$70	(b)	$178	(c)	$68	(b)
Other electricity suppliers	$27	(c)	$12	(b)	$28	(c)	$13	(b)	$45	(c)	$21	(b)	$42	(c)	$17	(b)
Natural gas, including transportation	$-		$431	(b)	$-		$443	(b)	$-		$770	(b)	$-		$842	(b)
Coal	$-		$8	(b)	$-		$12	(b)	$-		$20	(b)	$-		$25	(b)
Oil	$-		$136	(b)	$-		$152	(b)	$-		$232	(b)	$-		272	(b)

FPL Energy	$-		$19		$-		$11		$-		$31		$-		$19
_____________________
(a)				Majority is recoverable through the capacity clause.
(b)				Recoverable through the fuel clause.
(c)				Recoverable through the capacity clause.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this act, FPL Group maintains $300 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $518 million ($414 million for FPL) per incident at any nuclear reactor in the United States, payable at a rate not to exceed $52 million ($41 million for FPL) per incident per year.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $13 million and $16 million per incident, respectively.  The Price-Anderson Act expired on August 1, 2002 but the liability limitations did not change for plants, including FPL's four nuclear units and Seabrook, with operating licenses issued by the NRC prior to August 1, 2002.

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $107 million ($83 million for FPL) in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $2 million and $3 million, respectively.

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

FPL self-insures its transmission and distribution (T&D) property due to the high cost and limited coverage available from third-party insurers.  As approved by the FPSC, FPL maintains a storm and property insurance reserve for uninsured property storm damage or assessments under the nuclear insurance program.  At June 30, 2004, the storm and property insurance reserve (approximately $340 million) equals the amount in the storm fund (approximately $208 million) plus related deferred income taxes (approximately $132 million).  The current annual accrual approved by the FPSC is approximately $20 million.  Recovery from customers of any losses in excess of the storm and property insurance reserve will require the approval of the FPSC.  FPL's available lines of credit provide additional liquidity in the event of a T&D property loss.  In addition, FPL Group is self-insured for FPL FiberNet's fiber-optic cable located throughout Florida.

Litigation - In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Clean Air Act.  In May 2001, the EPA amended its complaint.  The amended complaint alleges, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act.  It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions.  The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997 and $27,500 per day for each violation thereafter.  The EPA further revised its civil penalty rule in February 2004, such that the maximum penalty is $32,500 per day for each violation after March 15, 2004.  Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.  In June 2001, a federal district court stayed discovery and administratively closed the case pending resolution of the EPA's motion for consolidation of discovery in several Clean Air Act cases that was filed with a Multi-District Litigation (MDL) panel.  In August 2001, the MDL panel denied the motion for consolidation.  In September 2001, the EPA moved that the federal district court reopen this case for purposes of discovery.  Georgia Power Company opposed that motion asking that the case remain closed until the Eleventh Circuit Court of Appeals ruled on the Tennessee Valley Authority's (TVA) appeal of an EPA administrative compliance order relating to legal issues that are also central to this case.  In August 2002, the federal district court denied without prejudice the EPA's motion to reopen.  In June 2003, the Eleventh Circuit issued its order dismissing the TVA's appeal because it found the provision of the Clean Air Act allowing the EPA to issue binding administrative compliance orders was unconstitutional, and hence found that the TVA order was a non-final order that courts of appeal do not have jurisdiction to review.  In September 2003, the Eleventh Circuit denied the EPA's motion for rehearing.  In May 2004, the U.S. Supreme Court denied the EPA's petition for review of the Eleventh Circuit order.  The EPA has not yet moved to reopen the Georgia Power Company case.

In 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins (since substituted for by Hazel and Lamar Jenkins), and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, served FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. (FPL Investments) as defendants in a civil action filed in the Florida circuit court.  This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of FPL, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes.  The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes.  The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages.  In May 2002, plaintiffs filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief.  Defendants filed an answer and affirmative defenses to the amended complaint in August 2002.  Motions for summary judgment by FPL Group, FPL Group Capital and FPL Investments have been granted, and they have been dismissed from this lawsuit.  The court has not set a time for a hearing on whether this case will proceed as a class action.

In August 2001, Florida Municipal Power Agency (FMPA) filed with the U.S. Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members.  The transmission credits sought by FMPA would offset the transmission charges that FPL bills FMPA for network transmission service to FMPA's member cities.  FMPA member cities have been taking network transmission service under FPL's open access transmission tariff since 1996.  In the orders appealed by FMPA, FERC ruled that FMPA would be entitled to credits for any FMPA facilities that were "integrated" with the FPL transmission system.  Based on the evidence submitted, FERC concluded that none of the FMPA facilities met the integration test and, therefore, FMPA was not entitled to credits against FPL's charges for transmission service.  In January 2003, the DC Circuit upheld FERC's order denying FMPA credits for its facilities; in March 2003, the DC Circuit denied FMPA's rehearing request of the DC Circuit's decision; and in October 2003, the U.S. Supreme Court denied FMPA's petition for review of the DC Circuit's decision.

FMPA also has requested that FERC decide the same crediting issue in a separate FERC proceeding.  That proceeding dates back to a filing by FPL in 1993 of a comprehensive restructuring of its then-existing tariff structure.  All issues in that case were settled in September 2000 except for three issues reserved by FMPA:  (i) the crediting issue, (ii) treatment of behind-the-meter generation and load ratio pricing for network integration transmission service, and (iii) exclusions from FPL's transmission rates of the costs of FPL's facilities that failed to meet the same integration test that was applied to FMPA's facilities with respect to the crediting issue.  In December 2003, FERC issued an order addressing the three reserved issues.  With respect to the crediting issue, FERC stated that it had previously determined that FMPA was not entitled to credits for its facilities in the related proceeding discussed above and saw no persuasive reason to revisit that determination in this proceeding.  Regarding the issue of behind-the-meter generation, FERC stated that it had addressed the issue of load ratio pricing for network integration transmission service and the related issue of behind-the-meter generation in Order Nos. 888 and 888-A, and saw no persuasive reason to revisit that determination in this proceeding.  With respect to the third issue, FERC directed FPL to make a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test applied to the FMPA facilities.

In January 2004, FMPA requested a "conditional rehearing on the Commission's failure to order rate credits solely in the event that Commission does not adequately reduce FPL's rate base to achieve comparability," and challenging FERC's determination not to revisit the issue of behind-the-meter generation and load ratio pricing for network integration transmission service.  In March 2004, FERC issued an order denying FMPA's rehearing request.  In April 2004, FMPA petitioned the DC Circuit for review of FERC's December 2003 order and March 2004 order.  A subsequent filing by FMPA in May 2004 indicated that the issues to be raised in the review relate only to the issue of behind-the-meter generation and load ratio pricing for network integration transmission service in instances when, according to FMPA, FPL cannot provide transmission service "because of physical transmission limitations."  FPL has been granted party status as an intervenor, and the DC Circuit has established a procedural schedule that provides for, among other things, final briefs on January 21, 2005 and oral argument on March 22, 2005.  FPL estimates its exposure for refunds to FMPA on this issue to be approximately $1 million at June 30, 2004.

In May 2004, FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to this filing, 1.63% of FPL's transmission facilities do not satisfy the integration standard and FPL's current network transmission rate would be reduced by $0.02 per kilowatt (kw) per month, resulting in a refund obligation to FMPA of approximately $1 million at June 30, 2004.  In June 2004, FMPA filed a protest to FPL's compliance filing, which protest would exclude approximately 30% of FPL's transmission facilities and reduce FPL's current network transmission rate by approximately $0.41 per kw per month, potentially resulting in a refund obligation to FMPA of approximately $22 million at June 30, 2004.  Possible next steps by the FERC include ruling on the matter based on the record, setting the matter for hearing before an administrative law judge (ALJ), or referring the matter to an ALJ for settlement discussions.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia was an unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group believes it will demonstrate on motion that the complaint is invalid because, among other reasons, Adelphia's repurchase of shares from FPL Group was at the market value for those shares, and therefore the repurchase was for reasonably equivalent value.  Should the court deny FPL Group's motion, FPL Group believes Adelphia will be unable to demonstrate that Adelphia's repurchase was not for reasonably equivalent value, that Adelphia was insolvent at the time of the repurchase, or that the repurchase left Adelphia with unreasonably small capital.

In February 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  After initially denying FPL's motion to dismiss, the court granted it with respect to plaintiffs' count for strict liability.  The court has also granted FPL's motion for a ruling that the duty owed by FPL to the plaintiffs is established exclusively by federal regulations and not general negligence standards.  Discovery is proceeding.

In May 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint are virtually identical to those contained in the Finestone lawsuit described above.  As in the Finestone case, the court has granted FPL's motion to dismiss the plaintiffs' count for strict liability.  FPL's motion for a ruling that the duty owed by FPL to plaintiffs is established exclusively by federal regulations is pending.  Discovery is proceeding.

In June 2003, Monty and Kathryn Wooldridge brought an action on behalf of themselves and their son, Kevin Allen Wooldridge, in the Circuit Court of the 9th Judicial Circuit in and for Orange County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, the American Dental Association, the Florida Dental Association, FPL and the Orlando Utilities Commission (OUC), alleging that their son has suffered toxic neurological effects from mercury poisoning.  The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL and OUC power plants in Florida, including Brevard County.  The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions.  The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship.  No amount of damages is specified.  The court has granted the vaccine manufacturers' and dental associations' motions to dismiss the complaint against them.  The plaintiffs are appealing those orders.  FPL's and the vaccine distributors' motions to dismiss are pending.

In August 2003, Pedro C. and Emilia Roig brought an action on behalf of themselves and their son, Pedro Anthony Roig, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the state court), which was removed in October 2003 to the U.S. District Court for the Southern District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies and FPL, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Wooldridge lawsuit described above.  The plaintiffs have moved to remand the action back to the state court.  The motion has been briefed by both parties and is pending in the U.S. District Court, which has stayed all discovery in the action.  FPL will be moving to dismiss the case once the remand motion is decided.

In December 2003, Edward and Janis Shiflett brought an action on behalf of themselves and their son, Phillip Benjamin Shiflett, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida, which was removed in January 2004 to the U.S. District Court for the Middle District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, FPL and the OUC, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Wooldridge and Roig lawsuits.  FPL's motion to dismiss the complaint was denied.  The vaccine manufacturing and distribution companies' motions to dismiss are pending.  At the appropriate time, FPL will raise the issue of whether the court has jurisdiction, which depends on diversity of citizenship, since both FPL and plaintiffs are citizens of Florida.

In January 2004, the Center For Biological Diversity, Inc. (Center) filed a lawsuit against FPL Group, FPL Energy and its affiliates ESI Bay Area GP, Inc., Green Ridge Power LLC and Altamont Power, LLC, as well as other defendants, in the U.S. District Court for the Northern District of California.  The complaint alleges violations of certain sections of the California Business and Professions Code, unjust enrichment and certain violations of the Lanham Act.  The complaint alleges that numerous birds have died as the result of collisions with wind turbines owned and operated by subsidiaries of FPL Energy in the Altamont area.  The complaint requests injunctive relief, restitution, penalties, forfeiture of the wind turbines, disgorgement of profits and attorneys' fees.  FPL Group, FPL Energy and their affiliates have moved to dismiss the complaint.

In February 2004, Albert Litter Studios, Inc. instituted an action against FPL in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking damages on behalf of itself, and purportedly on behalf of all other similarly situated commercial entities in Florida.  The plaintiff asserts that FPL's intentional use of allegedly defective thermal demand meters has resulted in overcharging it and certain other commercial customers millions of dollars and constitutes an unfair and/or deceptive practice in violation of the Florida Deceptive and Unfair Trade Practices Act, breach of an implied contract, and in breach of a duty of good faith and fair dealing.  The complaint seeks damages in excess of $15,000, representing the amount of the alleged overcharges, interest, and such other relief as the court may order.  FPL moved to dismiss the case on the grounds that the FPSC has exclusive jurisdiction over this type of complaint.  The court denied the motion on July 13, 2004, and FPL will appeal the ruling.  FPL had determined in 2002 that, based on sample testing of the approximately 3,900 1V thermal demand meters in service, the demand component of its 1V meter population was exceeding allowable tolerance levels established by FPSC rules.  In 2002, FPL proposed to replace and test all of the 1V meters in service and to issue refunds, as appropriate, within certain parameters.  FPL was given administrative approval from the FPSC staff to proceed with the replacement of the 1V meters.  By early 2003, all 1V meters had been replaced.  Testing of all 1V meters disclosed that approximately 15% of the 3,900 meters were outside of allowed tolerances, with 10% under-registering and 5% over-registering electricity usage.  In November 2003, the FPSC, as proposed agency action, approved a method for testing the meters and calculating refunds.  On December 10, 2003, Southeastern Utility Services, Inc., on behalf of several commercial customers, filed a protest to the proposed agency action and requested a hearing.  Southeastern Utility Services, Inc. alleges that, among other things, the proposed method for computing the amount of the refund is flawed.  Discovery is proceeding, and a hearing has been set for September 28, 2004.

FPL Group and FPL believe that they have meritorious defenses to the pending litigation discussed above and are vigorously defending the lawsuits.  Management does not anticipate that the liabilities, if any, arising from the proceedings would have a material adverse effect on the financial statements.

In January 2002, Roy Oorbeek and Richard Berman filed suit against FPL Group (as an individual and nominal defendant); all its current directors (except James L. Camaren, Michael H. Thaman and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL:  James L. Broadhead, Lewis Hay III, Dennis P. Coyle, Paul J. Evanson, Lawrence J. Kelleher, Armando J. Olivera, Thomas Plunkett and Antonio Rodriguez.  In March 2002, William M. Klein, by Stephen S. Klein under power of attorney, on behalf of himself and all others similarly situated, filed suit against FPL Group (as nominal defendant); all its current directors (except James L. Camaren, Michael H. Thaman and Frank G. Zarb); certain former directors; and certain current and former officers of FPL Group and FPL, including James L. Broadhead, Paul J. Evanson, Lewis Hay III and Dennis P. Coyle.  In February 2003, Donald E. and Judith B. Phillips, represented by the same attorneys who represent Klein, filed suit in the same court against the same defendants as the Klein lawsuit (plus Lawrence J. Kelleher).  All three suits have been consolidated.  In February 2004, by stipulation of the parties, FPL Group was removed as a defendant.

The lawsuits, taken together, allege that the proxy statements relating to shareholder approval of FPL Group's Long Term Incentive Plan (LTIP) and FPL Group's proposed, but unconsummated, merger with Entergy Corporation (Entergy) were false and misleading because they did not affirmatively state that payments made to certain officers under FPL Group's LTIP upon shareholder approval of the merger would be retained by the officers even if the merger with Entergy was not consummated and did not state that under some circumstances payments made pursuant to FPL Group's LTIP might not be deductible by FPL Group for federal income tax purposes.  They also allege that FPL Group's LTIP required either consummation of the merger as a condition to the payments or the return of the payments if the transaction did not close, and that the actions of the director defendants in approving the proxy statements, causing the payments to be made, and failing to demand their return constitute corporate waste and a breach of fiduciary duties by those individual defendants.  The plaintiffs seek to have the shareholder votes approving FPL Group's LTIP and the merger declared null and void, the return to FPL Group of $62 million of payments received by the officers, compensatory damages of $92 million (including the $62 million of payments received by the officers) from all defendants and attorneys' fees.

A special committee of non-management directors of FPL Group conducted an investigation of the claims made in the Oorbeek and Klein lawsuits and reported thereon to FPL Group's board of directors.  The report concluded that pursuit of the claims is not in the best interest of FPL Group or its shareholders generally, and recommended that FPL Group seek dismissal of the lawsuits.  After reviewing the special committee's report, FPL Group's board of directors (with only non-management directors participating) concluded likewise and filed with the court a statement of position setting forth the special committee's and the board's conclusions and authorizing the filing of a motion to dismiss the lawsuits, which motion was filed in October 2002.  Messrs. Zarb, Camaren and Thaman joined the board in August 2002, October 2002 and July 2003, respectively, and did not participate in the proceedings relating to the statement of position or the filing of the motion to dismiss.  On January 20, 2004, the court issued an order denying FPL Group's motion to dismiss the lawsuits.  A trial date has been set for July 2005.

FPL Group's above-referenced statement of position reported that during the course of the special committee's investigation of the allegations in the lawsuits a separate question arose concerning the interpretation of the provisions of FPL Group's LTIP pursuant to which the payments to eight current and former senior officers were calculated.  A change from the original interpretation could result in a repayment to FPL Group of up to approximately $9 million.  FPL Group and the eight senior officers have entered into a binding arbitration agreement in order to resolve the issue.

In May 2003, the plaintiff's attorneys in the Klein lawsuit sent a new letter to FPL Group's board of directors (the May 2003 Letter) demanding among other things, that the board take action (i) to recover from the persons who approved such payments and/or otherwise breached their fiduciary duties, all of the above-described $92 million of LTIP payments made to officers and employees of FPL Group, allegedly on the grounds that the payments constituted a breach of fiduciary duty, bad faith, corporate waste and other unspecified wrongs, (ii) to investigate whether the proposed merger with Entergy was a plan by FPL Group's officers and directors to enrich themselves at the expense of the company, (iii) to seek the return of certain LTIP awards made in replacement of accelerated LTIP awards, (iv) to take immediate actions to secure the return of up to approximately $9 million in LTIP payments which is subject to an interpretation question under the LTIP, (v) to investigate and seek the return of stock options and restricted stock paid to Mr. Broadhead in January 2002 in connection with a consulting agreement and his retirement from FPL Group in December 2001, and (vi) to investigate whether punitive damages may be sought.  In July 2003, FPL Group's board of directors appointed a special committee, composed of James L. Camaren and Michael H. Thaman, to investigate the matters raised in the May 2003 Letter and to make a determination as to how FPL Group should respond to the matters raised therein.  In August 2003, the plaintiff's attorney in the Klein lawsuit sent a letter to FPL Group's board of directors purporting to "withdraw" the May 2003 Letter.

In addition to those legal proceedings discussed herein, FPL Group and its subsidiaries, including FPL, are involved in a number of other legal proceedings and claims in the ordinary course of their businesses.  In addition, generating plants in which FPL Group or FPL have an ownership interest are involved in legal proceedings and claims, the liabilities from which, if any, would be shared by FPL Group or FPL.  While management is unable to predict with certainty the outcome of these other legal proceedings and claims, it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements.

10.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a non-rate regulated energy generating subsidiary.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:

	Three Months Ended June 30,

	2004				2003

	FPL	FPL Energy (a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$2,172	$427	$20	$2,619	$2,053	$268	$18	$2,339
Operating expenses	$1,815	$348	$22	$2,185	$1,692	$215	$19	$1,926
Net income (loss)	$205	$69	$(17)	$257	$199	$49	$(9)	$239

	Six Months Ended June 30,

	2004				2003

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$4,114	$796	$40	$4,950	$3,810	$561	$49	$4,420
Operating expenses	$3,558	$652	$45	$4,255	$3,197	$477	$39	$3,713
Net income (loss)	$310	$123	$(38)	$395	$334	$93	$(13)	$414

	June 30, 2004				December 31, 2003

	FPL	FPL Energy	Corporate & Other	Total	FPL	FPL Energy	Corporate & Other	Total

	(millions)

Total assets	$18,221	$8,365	$620	$27,206	$17,817	$8,440	$678	$26,935
_____________________
(a)

FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction. Residual non-utility interest charges are included in Corporate and Other.

11.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt and payment guarantees, including its debentures, are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended June 30,

	2004				2003

	FPL Group	FPL Group Capital	Other (a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
							.
Operating revenues	$-	$447	$2,172	$2,619	$-	$286	$2,053	$2,339
Operating expenses	-	(370)	(1,815)	(2,185)	-	(233)	(1,693)	(1,926)
Interest charges	(7)	(78)	(39)	(124)	(7)	(39)	(38)	(84)
Other income (deductions) - net	264	35	(257)	42	244	31	(254)	21

Income before income taxes	257	34	61	352	237	45	68	350
Income tax (benefit) expense	-	(19)	114	95	(2)	-	113	111

Net income (loss)	$257	$53	$(53)	$257	$239	$45	$(45)	$239

	Six Months Ended June 30,

	2004				2003

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$836	$4,114	$4,950	$-	$610	$3,810	$4,420
Operating expenses	-	(697)	(3,558)	(4,255)	-	(517)	(3,196)	(3,713)
Interest charges	(14)	(154)	(78)	(246)	(14)	(76)	(71)	(161)
Other income (deductions) - net	407	66	(404)	69	424	78	(445)	57

Income before income taxes	393	51	74	518	410	95	98	603
Income tax (benefit) expense	(2)	(40)	165	123	(4)	6	187	189

Net income (loss)	$395	$91	$(91)	$395	$414	$89	$(89)	$414

_____________________
(a) Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	June 30, 2004				December 31, 2003

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$7,903	$23,095	$30,998	$-	$7,783	$22,489	$30,272
Less accumulated depreciation and amortization	-	(880)	(9,458)	(10,338)	-	(738)	(9,237)	(9,975)

Total property, plant and equipment - net	-	7,023	13,637	20,660	-	7,045	13,252	20,297

CURRENT ASSETS
Cash and cash equivalents	16	137	69	222	27	98	4	129
Receivables	6	406	675	1,087	16	436	735	1,187
Other	-	282	772	1,054	-	271	883	1,154

Total current assets	22	825	1,516	2,363	43	805	1,622	2,470

OTHER ASSETS
Investment in subsidiaries	7,436	-	(7,436)	-	7,218	-	(7,218)	-
Other	122	1,380	2,681	4,183	110	1,491	2,567	4,168

Total other assets	7,558	1,380	(4,755)	4,183	7,328	1,491	(4,651)	4,168

TOTAL ASSETS	$7,580	$9,228	$10,398	$27,206	$7,371	$9,341	$10,223	$26,935

CAPITALIZATION
Common shareholders' equity	$7,217	$1,331	$(1,331)	$7,217	$6,967	$1,214	$(1,214)	$6,967
Preferred stock of FPL without sinking fund
requirements	-	-	5	5	-	-	5	5
Long-term debt	-	5,211	3,315	8,526	-	5,649	3,074	8,723

Total capitalization	7,217	6,542	1,989	15,748	6,967	6,863	1,865	15,695

CURRENT LIABILITIES
Accounts payable and short-term debt	-	159	834	993	-	397	1,065	1,462
Other	25	1,138	1,053	2,216	62	809	1,020	1,891

Total current liabilities	25	1,297	1,887	3,209	62	1,206	2,085	3,353

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	185	1,961	2,146	-	178	1,908	2,086
Accumulated deferred income taxes	(5)	878	1,394	2,267	(5)	826	1,334	2,155
Regulatory liabilities	-	-	2,701	2,701	-	-	2,669	2,669
Other	343	326	466	1,135	347	268	362	977

Total other liabilities and deferred credits	338	1,389	6,522	8,249	342	1,272	6,273	7,887

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$7,580	$9,228	$10,398	$27,206	$7,371	$9,341	$10,223	$26,935

_____________________
(a) Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30,

	2004				2003

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$213	$380	$1,138	$1,731	$243	$270	$519	$1,032

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and independent power
investments	-	(233)	(802)	(1,035)	-	(766)	(629)	(1,395)
Sale of independent power investments	-	93	-	93	-	-	-	-
Sale of Olympus note receivable	-	126	-	126	-	-	-	-
Other - net	(29)	(68)	(50)	(147)	-	12	(172)	(160)

Net cash used in investing activities	(29)	(82)	(852)	(963)	-	(754)	(801)	(1,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	300	235	535	-	498	585	1,083
Retirements of long-term debt	-	(328)	-	(328)	-	(19)	(24)	(43)
Net change in short-term debt	-	(254)	(460)	(714)	-	(121)	(181)	(302)
Issuances of common stock	47	-	-	47	30	-	-	30
Dividends on common stock	(222)	-	-	(222)	(212)	-	-	(212)
Other - net	(20)	23	4	7	(20)	-	2	(18)

Net cash provided by (used in) financing activities	(195)	(259)	(221)	(675)	(202)	358	382	538

Net increase (decrease) in cash and cash equivalents	(11)	39	65	93	41	(126)	100	15
Cash and cash equivalents at beginning of period	27	98	4	129	5	261	-	266

Cash and cash equivalents at end of period	$16	$137	$69	$222	$46	$135	$100	$281

_____________________
(a)	Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2003 Form 10-K for FPL Group and FPL.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

Overview - FPL Group's net income for the second quarter of 2004 was $257 million compared to $239 million for the same period in 2003 reflecting increased earnings at FPL and FPL Energy partially offset by higher interest expense at Corporate and Other.  For the six months ended June 30, 2004, FPL Group's net income was $395 million compared to $414 million for the same period in 2003.  FPL Group's net income for the six months ended June 30, 2004 reflects reduced earnings at FPL and higher interest expense at Corporate and Other partially offset by increased earnings at FPL Energy.  Net income for the three and six months ended June 30, 2004 includes net unrealized mark-to-market gains of $6 million and $5 million, respectively, from non-qualifying hedge activity compared to net unrealized losses of $2 million and net unrealized gains of $1 million for the corresponding periods in 2003.  See Note 10 for segment information.  FPL Group's effective tax rate for all periods presented reflect production tax credits for wind projects at FPL Energy.  All periods presented have been reclassified to reflect the guidance of Emerging Issues Task Force Issue No. 03-11 and the SEC staff which was issued in 2003.

FPL Group's management uses earnings excluding non-qualifying hedge activity (adjusted earnings) internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and for FPL Group's employee incentive compensation plan.  FPL Group also uses adjusted earnings when communicating its earnings outlook to analysts and investors.  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, both the size and nature of such items make period to period comparisons of operations difficult and potentially confusing.

FPL - FPL's net income available to FPL Group for the three months ended June 30, 2004 was $205 million compared to $199 million for the same period in 2003.  The effect of strong customer growth was the primary contributor to the increase in FPL's net income during the second quarter of 2004, partly offset by milder weather.  Although June's weather conditions had a favorable impact this quarter, April and May's weather conditions were unseasonably mild as compared to the prior year.  Other operations and maintenance (O&M) expenses and depreciation expense increased for the second quarter of 2004 negatively impacting FPL's earnings for that period.  For the six months ended June 30, 2004, FPL's net income available to FPL Group was $310 million compared to $334 million for the same period in 2003.  The effect of milder weather conditions was the primary contributor to the decrease in FPL's net income during the six months ended June 30, 2004, partly offset by strong customer growth.  Increased depreciation and O&M expenses further reduced net income for the six months ended June 30, 2004.

FPL's operating revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

	(millions)

Retail base operations	$952	$946	$1,736	$1,774
Cost recovery clauses and other pass-through costs	1,202	1,093	2,343	2,006
Other	18	14	35	30

Total	$2,172	$2,053	$4,114	$3,810

The increase in retail base revenues for the three months ended June 30, 2004 was primarily due to an increase in the average number of customer accounts which was partially offset by a decrease in usage per retail customer.  A 2.7% increase in the average number of customer accounts during the second quarter of 2004 increased revenues from retail base operations by approximately $25 million.  This increase was partially offset by a decrease in usage per retail customer, primarily associated with milder than normal weather conditions during the first two months of the quarter.  A 1.5% decrease in usage per retail customer, as well as other factors, decreased revenues from retail base operations by approximately $19 million.

The decrease in retail base revenues for the six months ended June 30, 2004, was primarily due to a decrease in usage per retail customer partially offset by an increase in the average number of customer accounts.  A 4.4% decrease in usage per retail customer, primarily weather-related, resulted in a decrease in revenues from retail base operations of approximately $78 million.  This decrease was partially offset by strong customer growth during the first six months of 2004.  A 2.6% increase in the average number of customer accounts, as well as other factors, increased revenues from retail base operations by $40 million.

Revenues from cost recovery clauses and other pass-through costs, such as franchise fees and revenue taxes, do not significantly affect net income; however, under- or over-recovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in these revenues, as well as in fuel, purchased power and interchange expense are primarily driven by changes in energy sales, fuel prices and capacity charges. The increase in revenues from cost recovery clauses and other pass-through costs for the three and six months ended June 30, 2004 reflects higher fuel charges to customers primarily to recover previously underrecovered fuel-related costs resulting from higher than projected fuel costs.  Fuel-related clause activity resulted in a $144 million decrease in deferred clause and franchise expenses on FPL Group's and FPL's condensed consolidated balance sheets from December 31, 2003 to June 30, 2004, which positively affected FPL Group's and FPL's cash flows from operations for the six months ended June 30, 2004.

FPL's O&M expenses for the three and six months ended June 30, 2004 continue to reflect higher nuclear maintenance costs, employee benefit expenses and insurance costs.  In addition, the second quarter of 2004 included higher costs associated with connecting and supporting new customer accounts.  O&M expenses for the six months ended June 30, 2004 also increased due to timing of fossil plant outages.  These increases were partially offset by productivity improvements in other areas and by the absence of certain legal expense accruals that occurred in last year's first quarter.

Turkey Point Unit Nos. 3 and 4 are planning to perform volumetric rather than visual inspections of the bottom mounted instrumentation penetrations at their next scheduled refueling outage in the fall of 2004 and the spring of 2005, respectively.  FPL made an official submittal requesting approval of the change in July 2004.  St. Lucie Units Nos. 1 and 2 do not have bottom mounted instrumentation penetrations.

During 2003, nuclear utilities, other than FPL, identified that pressurizer heater sleeves made with a particular material (alloy 600) were experiencing penetration cracks and leaks as a result of primary water stress corrosion cracking.  As a result, in May 2004, the NRC issued a bulletin requesting utilities to identify and inspect all alloy 600 and weld materials in all pressurizer locations and connected steam space piping.  FPL and FPL Energy have filed a response to the bulletin.  In the spring of 2004, prior to the issue of the NRC bulletin, St. Lucie Unit No. 1 performed visual inspections within the scope of the bulletin and no leaks were identified.  St. Lucie Unit No. 2 and Seabrook will perform similar inspections at their next scheduled refueling outage.  Due to the cost and outage impact associated with potential leaks, FPL has decided to replace St. Lucie Unit No. 1's pressurizer during its scheduled refueling and reactor vessel head replacement outage in the fall of 2005.  The estimated cost for the pressurizer is included in estimated capital expenditures.  See Note 9 - Commitments.  FPL has decided to repair St. Lucie Unit No. 2's pressurizer heater sleeve penetrations during its scheduled refueling and steam generator and reactor vessel head replacement outage in the fall of 2007.  The estimated cost of this repair is approximately $12 million, which will be charged to O&M expense.  The pressurizer heater sleeve penetrations at Seabrook utilize a different material.  All pressurizer penetrations and welds at Turkey Point Units Nos. 3 and 4 utilize a different material.

Depreciation and amortization expense increased for the three and six months ended June 30, 2004 primarily as a result of the Fort Myers and Sanford expansions that went into service last year, as well as FPL's continued investment in generation and distribution expansion to support customer growth and demand.

FPL Energy - FPL Energy's net income for the second quarter of 2004 was $69 million compared to $49 million for the second quarter of 2003, whereas net income for the six months ended June 30, 2004 was $123 million compared to $93 million for the same period in 2003.  Net income for both the three and six months ended June 30, 2004 benefited primarily from project additions and improved market conditions in the Northeast partially offset by higher interest expense.  During the second quarter of 2004, FPL Energy recorded $6 million of after-tax net unrealized mark-to-market gains from non-qualifying hedges compared to after-tax net unrealized losses of $2 million during the same period in 2003.  For the six months ended June 30, 2004, FPL Energy recorded $5 million of after-tax net unrealized mark-to-market gains from non-qualifying hedges compared to after-tax net unrealized gains of $1 million during the comparable period in 2003.  For further discussion of derivative instruments, see Note 2.

FPL Energy's second quarter 2004 net income benefited from the effect of additions to the wind portfolio partially offset by losses from new gas merchant assets.  The operating results of 3,904 mw of wind and gas-fired generation added during or after the second quarter of 2003 contributed $16 million to second quarter 2004 net income.  FPL Energy's operating revenues and operating expenses for the second quarter of 2004 increased $159 million and $133 million, respectively, primarily driven by project additions.  Also, operating revenues benefited from improved market conditions in the New England Power Pool (NEPOOL) region.  The projects in the NEPOOL region benefited from favorable energy prices due to the effect of higher gas and oil prices.  In addition, O&M expenses associated with the existing portfolio increased for the quarter ended June 30, 2004 partly due to higher generation from the merchant assets.

Earnings from investments in partnerships and joint ventures for the quarter ended June 30, 2004, presented as equity in earnings of equity method investees, increased $5 million from the prior year quarter due primarily to the mark-to-market effect of non-qualifying hedge activity in the portfolio.  Certain of these projects experienced higher fuel costs, the effect of which was offset by favorable results from other projects, including the absence of losses from a combined-cycle power plant in Texas, which was sold in the second quarter of 2004.

Interest charges for the second quarter of 2004 increased by approximately $21 million primarily due to growth in FPL Energy's asset base.  In addition, interest charges increased due to an increase in average interest rates compared with the same period in 2003.

FPL Energy's net income for the six months ended June 30, 2004 also benefited from project additions discussed above.  The operating results of these project additions contributed $24 million to net income for the six months ended June 30, 2004.  FPL Energy's operating revenues and operating expenses for the first half of 2004 increased $235 million and $175 million, respectively, primarily driven by project additions and improved market conditions in the NEPOOL region.  The projects in the NEPOOL region benefited from improved hydro conditions and favorable pricing due primarily to the cold weather experienced in that region during the first quarter of 2004, as well as the effects of rising gas and oil prices.

Earnings from investments in partnerships and joint ventures for the six months ended June 30, 2004 decreased $13 million from the prior year period primarily due to the effect of higher fuel costs and the reduced net unrealized mark-to-market gains from non-qualifying hedge activity in the portfolio.  Also in the first six months of 2004, FPL Energy recorded a net gain of approximately $52 million on the termination of a gas supply contract and a steam agreement which was essentially offset by an impairment loss recorded as a result of agreeing to sell its interest in a combined-cycle power plant in Texas.  The sale was completed in the second quarter of 2004.

Interest charges for the first six months of 2004 increased by approximately $41 million primarily due to growth in FPL Energy's asset base, as well as an increase in average interest rates compared with the same period in 2003.

FPL Energy's 2004 earnings are subject to variability due to, among other things, operational performance, commodity price exposure, counterparty performance, weather conditions and project restructuring activities.  FPL Energy's exposure to commodity price risk is reduced by the degree of contract coverage obtained for 2004 and 2005.  During the first quarter of 2004, FPL Energy changed how it classifies its contract coverage categories to more closely reflect how these assets are managed internally.  The wind category remained unchanged while non-wind assets under long-term contract is now called contracted.  The contracted category includes all projects with mid- to long-term purchase power contracts for substantially all of their output.  Some of the newer projects with long-term contracts were previously included in the merchant category.  The merchant category now includes only those facilities which require active hedging and is subdivided into the following three regions:  NEPOOL, Electric Reliability Council of Texas (ERCOT) and all other.  As of June 30, 2004, FPL Energy's capacity under contract for the remainder of 2004 and 2005 is as follows:

	Remainder of 2004			2005

Project Portfolio Category	Available MW (a)	% MW Under Contract		Available MW (a)	% MW Under Contract

Wind	2,719	100%		2,719	100%
Contracted	2,202	99%		2,202	99%
Merchant:
NEPOOL	2,272	82%	(b)	2,301	61%	(b)
ERCOT	2,732	78%	(b)	2,732	52%	(b)
All Other	547	47%	(b)	1,275	8%	(b)

Total portfolio	10,472	88%		11,229	70%

_____________________
(a)	Weighted to reflect in-service dates, planned maintenance and a refueling outage at Seabrook in 2005.
(b)	Represents on-peak mw under contract.

FPL Energy is currently constructing a gas-fired plant that is expected to add approximately 744 mw of generation in the PJM Interconnection L.L.C. market by the end of 2004.  FPL Energy expects its future portfolio growth, if any, to come from a mix of asset acquisitions and wind development, assuming pending legislation reestablishing the production tax credits for new wind facilities is enacted.

Corporate and Other - Corporate and Other is primarily comprised of FPL FiberNet and other corporate income and expenses, such as interest income and interest expense.  Corporate and Other's net loss for the three and six months ended June 30, 2004 was $17 million and $38 million, respectively, compared to a net loss of $9 million and $13 million, respectively, for the comparable period in 2003 reflecting increased interest expense and slightly lower results from FPL FiberNet.  FPL FiberNet's results declined for the six months ended June 30, 2004 due to the absence of gains associated with restructuring two transactions which were reflected in the first quarter of 2003.  Corporate and Other allocates interest charges to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  Interest expense at Corporate and Other increased for all periods presented due to allocating less interest expense to FPL Energy as a result of the completion of a number of projects during 2003 that were previously under construction.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for working capital, capital expenditures, investments in or acquisitions of assets and businesses, to pay maturing debt obligations and, from time to time, to redeem outstanding debt and preferred stock.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  Credit ratings can affect FPL Group's and FPL's ability to obtain short- and long-term financing, the cost of such financing and the execution of their financing strategies.  Absent new investment opportunities in 2004, management expects cash to be available to FPL Group in excess of needs that are presently identified.  Accordingly, in July 2004, FPL Group announced that it would increase its quarterly dividend on its common stock from $0.62 to $0.68 per share.  The dividend increase will take effect with the third quarter dividend, which is payable September 15, 2004.  In May 2004, the authorized common stock of FPL Group was increased 100,000,000 shares from 300,000,000 to 400,000,000 shares.

FPL Group and its subsidiaries, including FPL, have $3.0 billion ($2.0 billion for FPL Group Capital and $1.0 billion for FPL) of bank lines of credit currently available.  Half of these credit facilities ($1.0 billion for FPL Group Capital and $500 million for FPL) expire in October 2004 with a one-year term-out option.  The other half of the credit facilities expire in October 2006 and provide for the issuance of letters of credit of up to $500 million for FPL Group Capital and up to $250 million for FPL subject to the aggregate commitment under the applicable facility.  These credit facilities are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a T&D property loss (in the case of FPL), as well as for general corporate purposes.  At June 30, 2004, letters of credit totaling $192 million were outstanding under the FPL Group Capital credit facilities and no amounts were outstanding under FPL's credit facilities.  FPL Group (which guarantees payment of FPL Group Capital's credit facilities) is required to maintain a minimum ratio of funded debt to capitalization and a minimum interest coverage ratio under the terms of FPL Group Capital's credit facilities.  FPL is required to maintain a minimum ratio of funded debt to capitalization under FPL's credit facilities.  At June 30, 2004, FPL Group and FPL were in compliance with their respective ratios.

In addition, FPL Group Capital and FPL have each established an uncommitted credit facility with a bank to be used for general corporate purposes.  The bank may at its discretion, upon the request of FPL Group Capital or FPL, make a short-term loan or loans to FPL Group Capital or FPL in an aggregate amount determined by the bank, which is subject to change at any time.  The terms of the specific borrowings under the uncommitted credit facilities, including maturity, are set at the time borrowing requests are made by FPL Group Capital or FPL.   At June 30, 2004, there were no amounts outstanding for either FPL Group Capital or FPL under the uncommitted credit facilities.

In June 2004, a consolidated FPL VIE that leases nuclear fuel to FPL increased its senior secured revolving credit facility, which provides backup support for its commercial paper program, from $65 million to $100 million and extended the expiration date from June 2004 until June 2009.  FPL has provided an unconditional guarantee of the payment obligations of the VIE under the credit facility, which are included in the guarantee disclosure below.  At June 30, 2004, the VIE had no outstanding borrowings under the revolving credit facility and approximately $16 million under the commercial paper program.  FPL also provides an unconditional payment guarantee under the VIE's $135 million of 2.34% senior secured notes, issued in June 2003 and maturing in June 2006.

At June 30, 2004, FPL Group and FPL Group Capital had approximately $600 million (issuable by either or both of them up to such aggregate amount) of available capacity under the currently available shelf registration statement.  Securities that may be issued under the FPL Group and FPL Group Capital shelf registration statement, depending on the registrant, include common stock, stock purchase contracts, stock purchase units, senior debt securities, preferred trust securities and related subordinated debt securities, and guarantees relating to certain of those securities.

In addition, FPL Group and FPL Group Capital have recently filed a shelf registration statement for an additional $1.4 billion of capacity (issuable by either or both of them up to such aggregate amount) and FPL recently filed a shelf registration statement for $1 billion of capacity.  Securities that may be issued under the FPL Group and FPL Group Capital shelf registration statement, when it is effective, depending on the registrant, include common stock, stock purchase contracts, stock purchase units, preferred stock, senior debt securities, preferred trust securities and related subordinated debt securities, and guarantees relating to certain of those securities.  This capacity would be available for, among other things, new investment opportunities.  Securities that may be issued under the FPL shelf registration statement, when it is effective, include preferred stock, first mortgage bonds, preferred trust securities and related subordinated debt securities and guarantees.

During the six months ended June 30, 2004, FPL sold 200,000 shares of $100 par value 4 1/2% Series V preferred stock to FPL Group and issued $240 million of 5.65% first mortgage bonds maturing in 2035, and FPL Group Capital sold $309 million of 5 7/8% junior subordinated debentures maturing in 2044.  The first mortgage bonds and junior subordinated debentures are included in long-term debt on FPL Group's condensed consolidated balance sheets.  The junior subordinated debentures were purchased by an unconsolidated 100%-owned finance subsidiary of FPL Group using proceeds from the March 2004 sale by that finance subsidiary of $300 million of preferred trust securities to the public and $9 million of common trust securities to FPL Group.  FPL Group has fully and unconditionally guaranteed the junior subordinated debentures and the preferred trust securities.  See Note 8.  During the six months ended June 30, 2004, FPL Group Capital also repaid a $100 million variable rate term loan and had $175 million of 6.875% debentures mature.

FPL Group and its subsidiaries also entered into four interest rate swap agreements during the six months ended June 30, 2004.  The swaps consisted of two variable interest rate swap agreements at FPL to protect $500 million of its outstanding 6.875% first mortgage bonds maturing in 2005 against changes in fair value due to changes in interest rates, a variable interest rate swap agreement at FPL Group Capital to protect $200 million of its outstanding 1 7/8% debentures against changes in fair value due to changes in interest rates and an interest rate swap agreement whereby an FPL Energy subsidiary receives LIBOR and pays a fixed rate of 3.845% on $32 million of its variable rate debt in order to limit cash flow exposure.

The following provides various metrics regarding FPL Group's and FPL's outstanding debt:

	FPL Group (a)		FPL (a)

	June 30,	December 31,	June 30,	December 31,
	2004	2003	2004	2003

Weighted-average year-to-date interest rate	5.0%	4.9%	5.1%	4.5%
Weighted-average life (years)	9.4	7.3	16.1	13.6
Year-to-date average of floating rate debt to total debt	29%	31%	30%	33%
_____________________
(a)				Calculations include interest rate swaps, if any.

In June 2004, an indirect subsidiary of FPL Group sold a note receivable from a limited partnership of which Olympus is a general partner.  Olympus is an indirect subsidiary of Adelphia.  In June 2002, Adelphia, Olympus and the limited partnership filed for bankruptcy protection under Chapter 11, and the note, which was due July 1, 2002, is in default.  The note receivable, which was previously recorded in other investments on FPL Group's condensed consolidated balance sheet, sold for its net book value of approximately $127 million, including accrued interest through the date of the commencement of the Chapter 11 proceedings, less related transactions costs which were not significant.  Proceeds from the sale of the note were used to reduce FPL Group Capital's debt.

FPL Group's commitments at June 30, 2004 were as follows:

	2004	2005	2006	2007	2008	Thereafter	Total

	(millions)
Long-term debt, including interest: (a)
FPL	$77	$654	$260	$123	$317	$4,523	$5,954
FPL Energy	70	211	201	496	371	987	2,336
Corporate and Other	110	887	1,300	1,187	577	1,605	5,666
Corporate Units	18	18	2	-	-	-	38
Purchase obligations:
FPL (b)	2,560	4,100	2,975	2,415	2,075	7,950	22,075
FPL Energy (c)	90	63	54	69	52	783	1,111
Asset retirement activities: (d)
FPL (e)	-	-	-	-	-	7,056	7,056
FPL Energy (f)	-	4	-	-	-	1,621	1,625
Other commitments:
Corporate and Other	114	54	-	-	-	-	168

Total	$3,039	$5,991	$4,792	$4,290	$3,392	$24,525	$46,029

_____________________
(a)						Includes principal, interest and interest rate swaps. Variable rate interest was computed using June 30, 2004 rates.
(b)

Represents required capacity and minimum payments under long-term purchased power and fuel contracts, the majority of which is recoverable through various cost recovery clauses (see Note 9 - Contracts), and projected capital expenditures through 2008 to meet increased electricity usage and customer growth, as well as capital improvements to and maintenance of existing facilities (see Note 9 - Commitments).

(c)

Represents firm commitments primarily in connection with natural gas transportation and storage, firm transmission service, nuclear fuel and a portion of its capital expenditures.  See Note 9 - Contracts.

(d)						Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.
(e)						At June 30, 2004, FPL had $1,839 million in restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units, which are included in special use funds.
(f)

At June 30, 2004, FPL Energy's 88.23% portion of Seabrook's restricted trust fund for the payment of future expenditures to decommission Seabrook was $282 million and is included in FPL Group's special use funds.

FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At June 30, 2004, FPL Group had issued standby letters of credit of $397 million ($10 million by FPL), as well as $3,731 million notional amount of guarantees ($235 million for FPL) of which $3,375 million ($235 million for FPL) have expirations within the next five years.  These guarantees support the buying and selling of wholesale energy commodities, debt related reserves and other contractual agreements.  FPL Group and FPL believe it is unlikely that they would be required to perform or otherwise incur any losses associated with these guarantees and as a result, at June 30, 2004, FPL Group and FPL did not have any liabilities recorded for these guarantees.  FIN 45 requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002, be recorded on the balance sheet, even when the likelihood of making payments is remote.  See Note 9.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.

In addition to the above, FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a power purchase agreement that expires in 2027.  Under this agreement, the subsidiary could incur market-based liquidated damages for failure to meet contractual minimum outputs.  In addition, certain subsidiaries of FPL Energy have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the FPL Energy subsidiary incurring specified liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that the exposure associated with these guarantees is not material.

An FPL Energy subsidiary is committed to purchase oil and gas inventory remaining in certain storage facilities at December 31, 2005 at its weighted-average cost.  At June 30, 2004, FPL Energy's commitment is estimated to be from $0 to approximately $67 million, based on a potential range of zero to full storage volume at the current average forward price of oil and gas.

FPL self-insures for damage to certain T&D properties and maintains a funded storm and property insurance reserve to reduce the financial impact of storm losses.  The balance of the storm fund reserve at June 30, 2004 was approximately $340 million, representing the amount in the storm fund (approximately $208 million) plus related deferred income taxes (approximately $132 million).  The FPSC has indicated that it would consider future storm losses in excess of the funded reserve for possible recovery from customers.  FPL's bank lines of credit discussed above are also available if needed to provide cash for storm restoration costs.

New Accounting Rules and Interpretations

Variable Interest Entities - In December 2003, the FASB revised FIN 46, "Consolidation of Variable Interest Entities," which partially delayed its effective date for public companies until the first quarter of 2004.  FPL Group and FPL finalized their analysis on other investments and contractual relationships and determined that no other entities needed to be consolidated or deconsolidated in accordance with FIN 46R.  FPL Group and FPL expect additional implementation guidance to be issued regarding FIN 46R and are unable to determine what effect, if any, this additional guidance might have on FPL Group's and FPL's condensed consolidated financial statements.  See Note 6.

Pensions and Other Postretirement Benefits - In May 2004, the FASB issued Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."  See Note 1.

Accumulated Other Comprehensive Income

Total other comprehensive income (OCI) activity for the six months ended June 30, 2004 is as follows:

	Accumulated Other Comprehensive Income (Loss)

	Net Unrealized Losses On Cash Flow Hedges	Other	Total

	(millions)

Balances, December 31, 2003	$(10)	$14	$4
Commodity price hedges
Effective portion of net unrealized loss:
Consolidated subsidiaries (net of $21 tax benefit)	(32)	-	(32)
Reclassification from OCI to net income:
Consolidated subsidiaries (net of $1 tax benefit)	(1)	-	(1)
Interest rate hedges
Effective portion of net unrealized gain (net of $4 tax expense)	-	6	6
Net unrealized loss on available for sale securities
(net of $0.3 tax benefit)	-	(1)	(1)

Balances, June 30, 2004	$(43)	$19	$(24)

Total OCI activity for the six months ended June 30, 2003 was as follows:

	Accumulated Other Comprehensive Income (Loss)

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

	(millions)

Balances, December 31, 2002	$19	$(3)	$16
Effective portion of net unrealized gain:
Consolidated subsidiaries (net of $18 tax expense)	28	-	28
Equity investments (net of $9 tax expense)	14	-	14
Reclassification from OCI to net income:
Consolidated subsidiaries (net of $11 tax benefit)	(17)	-	(17)
Equity investments (net of $4 tax benefit)	(7)	-	(7)
Net unrealized gain on available for sale securities
(net of $5 tax expense)	-	9	9

Balances, June 30, 2003	$37	$6	$43

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading - Certain of FPL Group's subsidiaries, including FPL and FPL Energy, use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage the commodity price risk inherent in fuel and electricity transactions, as well as to optimize the value of power generation assets.  To a lesser extent, FPL Energy engages in limited energy trading activities to take advantage of expected future favorable price movements.

Derivative instruments, when required to be marked to market under FAS 133, as amended, are recorded on FPL Group's and FPL's consolidated balance sheets as either an asset or liability (in derivative assets, other assets, other current liabilities and other liabilities) measured at fair value.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel clause and the capacity clause.  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized net in operating revenues; fuel purchases and sales are recognized net in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2004 were as follows:

		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Three months ended June 30, 2004
Fair value of contracts outstanding at March 31, 2004	$8	$1	$(1)	$(45)	$145	$108
Reclassification to realized at settlement of contracts	(3)	(1)	(13)	1	(57)	(73)
Effective portion of changes in fair value recorded in OCI	-	-	-	(21)	-	(21)
Ineffective portion of changes in fair value recorded in earnings	-	-	(3)	-	-	(3)
Changes in fair value excluding reclassification to realized	8	-	20	-	39	67

Fair value of contracts outstanding at June 30, 2004	13	-	3	(65)	127	78
Net option premium payment (receipts)	-	-	(6)	-	16	10

Total mark-to-market energy contract net assets (liabilities)
at June 30, 2004	$13	$-	$(3)	$(65)	$143	$88

		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Six months ended June 30, 2004
Fair value of contracts outstanding at December 31, 2003	$7	$1	$21	$(11)	$94	$112
Reclassification to realized at settlement of contracts	(6)	(2)	(37)	(2)	(81)	(128)
Effective portion of changes in fair value recorded in OCI	-	-	-	(52)	-	(52)
Ineffective portion of changes in fair value recorded in earnings	-	-	(6)	-	-	(6)
Changes in fair value excluding reclassification to realized	12	1	25	-	114	152

Fair value of contracts outstanding at June 30, 2004	13	-	3	(65)	127	78
Net option premium payment (receipts)	-	-	(6)	-	16	10

Total mark-to-market energy contract net assets (liabilities)
at June 30, 2004	$13	$-	$(3)	$(65)	$143	$88

FPL Group's total mark-to-market energy contract net assets at June 30, 2004 shown above are included in the consolidated balance sheet as follows:

June 30, 2004

(millions)

Derivative assets	$265
Other assets	29
Other current liabilities	(111)
Other liabilities	(95)

FPL Group's total mark-to-market energy contract net assets at June 30, 2004	$88

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2004 are as follows:

	Maturity

	2004	2005	2006	2007	2008	Thereafter	Total

	(millions)
Proprietary Trading:
Actively quoted (i.e., exchange trade) prices	$2	$-	$-	$-	$-	$-	$2
Prices provided by other external sources	13	8	1	-	-	-	22
Modeled	(10)	(3)	-	-	-	2	(11)

Total	5	5	1	-	-	2	13

Owned Assets - Managed:
Actively quoted (i.e., exchange trade) prices	-	-	-	-	-	-	-
Prices provided by other external sources	-	-	-	-	-	-	-
Modeled	-	-	-	-	-	-	-

Total	-	-	-	-	-	-	-

Owned Assets - Non-Qualifying:
Actively quoted (i.e., exchange trade) prices	26	3	-	-	-	-	29
Prices provided by other external sources	13	5	-	-	-	-	18
Modeled	(18)	(10)	(4)	(4)	(3)	(5)	(44)

Total	21	(2)	(4)	(4)	(3)	(5)	3

Owned Assets - OCI:
Actively quoted (i.e., exchange trade) prices	1	(3)	-	-	-	-	(2)
Prices provided by other external sources	-	(28)	(17)	(4)	(1)	-	(50)
Modeled	(4)	(5)	(1)	(1)	(2)	-	(13)

Total	(3)	(36)	(18)	(5)	(3)	-	(65)

Owned Assets - FPL Cost Recovery Clauses:
Actively quoted (i.e., exchange trade) prices	102	(8)	-	-	-	-	94
Prices provided by other external sources	34	(1)	-	-	-	-	33
Modeled	-	-	-	-	-	-	-

Total	136	(9)	-	-	-	-	127

Total sources of fair value	$159	$(42)	$(21)	$(9)	$(6)	$(3)	$78

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2003 were as follows:

		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Three months ended June 30, 2003
Fair value of contracts outstanding at March 31, 2003	$4	$1	$(7)	$39	$13	$50
Reclassification to realized at settlement of contracts	(2)	-	1	(11)	(6)	(18)
Effective portion of changes in fair value recorded in OCI	-	-	-	18	-	18
Changes in valuation assumptions	-	-	2	-	-	2 (a)
Changes in fair value excluding reclassification to realized	2	-	(3)	-	9	8

Fair value of contracts outstanding at June 30, 2003	4	1	(7)	46	16	60
Net option premium payment (receipts)	-	-	(9)	-	1	(8)

Total mark-to-market energy contract net assets (liabilities)
at June 30, 2003	$4	$1	$(16)	$46	$17	$52

		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Six months ended June 30, 2003
Fair value of contracts outstanding at December 31, 2002	$4	$-	$8	$28	$12	$52
Reclassification to realized at settlement of contracts	(4)	-	2	(28)	(22)	(52)
Effective portion of changes in fair value recorded in OCI	-	-	-	46	-	46
Changes in valuation assumptions	-	-	2	-	-	2 (a)
Changes in fair value excluding reclassification to realized	4	1	(19)	-	26	12

Fair value of contracts outstanding at June 30, 2003	4	1	(7)	46	16	60
Net option premium payment (receipts)	-	-	(9)	-	1	(8)

Total mark-to-market energy contract net assets (liabilities)
at June 30, 2003	$4	$1	$(16)	$46	$17	$52

_____________________
(a)	Change in valuation assumption from applying volatility skewness (selection of an input assumption among alternatives based on the moneyness of the option) in option valuation.

Market Risk Sensitivity - Financial instruments and positions affecting the financial statements of FPL Group and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates or equity prices over the next year.  Management has established risk management policies to monitor and manage market risks.  FPL Group's Exposure Management Committee (EMC), which is comprised of certain members of senior management, is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC receives periodic updates on market positions and related exposures, credit exposures and overall risk management activities.  FPL Group and FPL manage their interest rate exposure by monitoring current interest rates and adjusting their variable rate debt in relation to total capitalization.

FPL Group and its subsidiaries are also exposed to credit risk through their energy marketing and trading operations.  Credit risk is the risk that a financial loss will be incurred if a counterparty to a transaction does not fulfill its financial obligation.  FPL Group manages counterparty credit risk for its subsidiaries with energy marketing and trading operations through established policies, including counterparty credit limits, and in some cases credit enhancements, such as cash prepayments, letters of credit, cash and other collateral and guarantees.  Credit risk is also managed through the use of master netting agreements.  FPL Group's credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of June 30, 2004 and December 31, 2003, the VaR figures are as follows:

	Trading and Managed Hedges			Non-Qualifying Hedges and Hedges in OCI (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2003	$-	$-	$-	$25	$5	$26	$25	$4	$26
June 30, 2004	$-	$-	$-	$33	$6	$25	$33	$8	$24

Average for the period ended
June 30, 2004	$-	$1	$1	$24	$4	$22	$24	$5	$22
_____________________
(a)

Non-qualifying hedges are employed to reduce the market risk exposure to physical assets which are not marked to market.  The VaR figures for the non-qualifying hedges and hedges in OCI category do not represent the economic exposure to commodity price movements.

Interest rate risk - FPL Group and FPL are exposed to risk resulting from changes in interest rates as a result of their issuances of debt, investments in special use funds and interest rate swaps.  FPL Group and FPL manage their interest rate exposure by monitoring current interest rates and adjusting their variable rate debt in relation to total capitalization.

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:

	June 30, 2004			December 31, 2003

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)
FPL Group:
Long-term debt, including current maturities	$9,309	$9,500	(a)	$9,090	$9,548	(a)
Fixed income securities:
Special use funds	$1,355	$1,355	(b)	$1,316	$1,316	(b)
Other investments	$70	$70	(b)	$57	$57	(b)
Interest rate swaps - net unrealized loss	$(9)	$(9)	(c)	$(10)	$(10)	(c)

FPL:
Long-term debt, including current maturities	$3,314	$3,319	(a)	$3,074	$3,193	(a)
Fixed income securities - Special use funds	$1,223	$1,223	(b)	$1,188	$1,188	(b)
Interest rate swaps - net unrealized loss	$(2)	$(2)	(c)	$-	$-
_____________________
(a) Based on market prices provided by external sources.
(b) Based on quoted market prices for these or similar issues.
(c) Based on market prices modeled internally.

The special use funds of FPL Group include restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of FPL Group's and FPL's nuclear power plants.  A portion of these funds is invested in fixed income debt securities carried at their market value.  Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment for FPL.  The market value adjustments of FPL Group's non-rate regulated operations result in a corresponding adjustment to OCI.  Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates.  The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not expected to begin until at least 2012.

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At June 30, 2004, FPL Group had the following interest rate swaps:

Notional Amount		Effective Date	Maturity Date	Rate Paid		Rate Received	Estimated Fair Value

(millions)							(millions)

Fair value hedges - FPL:
	$250	April 2004	December 2005	variable	(a)	6.875%	$(1)
	$250	May 2004	December 2005	variable	(b)	6.875%	(1)

Fair value hedges - FPL Group Capital:
	$150	July 2003	September 2006	variable	(c)	7.625%	(4)
	$150	July 2003	September 2006	variable	(d)	7.625%	(4)
	$200	January 2004	March 2005	variable	(e)	1.875%	(1)

Total fair value hedges							(11)

Cash flow hedges - FPL Energy:
	$99	July 2002	December 2007	4.41%		variable (f)	(2)
	$200	August 2003	November 2007	3.557%		variable (f)	1
	$94	December 2003	December 2017	4.245%		variable (g)	2
	$32	April 2004	December 2017	3.845%		variable (g)	1

Total cash flow hedges							2

Total interest rate hedges							$(9)

_____________________
(a)	Six-month LIBOR plus 3.7285%
(b)	Six-month LIBOR plus 3.6800%
(c)	Six-month LIBOR plus 4.9900%
(d)	Six-month LIBOR plus 4.9925%
(e)	Six-month LIBOR less 0.1375%
(f)	Three-month LIBOR
(g)	One-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $212 million ($96 million for FPL) at June 30, 2004.

Equity price risk - Included in the special use funds of FPL Group are marketable equity securities carried at their market value of approximately $974 million and $926 million ($824 million and $781 million for FPL) at June 30, 2004 and December 31, 2003, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $97 million ($82 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at June 30, 2004.

Credit risk - For all derivative and contractual transactions, FPL Group's energy marketing and trading operations, which includes FPL's energy marketing and trading division, are exposed to losses in the event of nonperformance by counterparties to these transactions.  Relevant considerations when assessing FPL Group's energy marketing and trading operations' credit risk exposure include:

  Operations are primarily concentrated in the energy industry.

  Trade receivables and other financial instruments are predominately with energy, utility and financial services related companies, as well as municipalities, cooperatives and other trading companies in the United States.

  Overall credit risk is managed through established credit policies.

  Prospective and existing customers are reviewed for creditworthiness based upon established standards, with customers not meeting minimum standards providing various credit enhancements or secured payment terms, such as letters of credit or the posting of cash collateral.

  The use of master netting agreements to offset cash and non-cash gains and losses arising from derivative instruments with the same counterparty.  FPL Group's policy is to have master netting agreements in place with significant counterparties.

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of June 30, 2004, approximately 99% of FPL Group's and 99% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have at least investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of its disclosure controls and procedures will be met.

(b) Changes in Internal Controls

FPL Group and FPL are continuously seeking to improve the efficiency and effectiveness of their operations and of their internal controls.  This results in refinements to processes throughout FPL Group and FPL.  However, there has been no change in FPL Group's or FPL's internal control over financial reporting that occurred during FPL Group's and FPL's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, FPL Group's or FPL's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the 2003 Form 10-K for FPL Group and FPL and Part II, Item 1. Legal Proceedings in the Quarterly Report on Form 10-Q for the period ended March 31, 2004 for FPL Group and FPL.

With respect to the EPA suit relating to Scherer Unit No. 4, the EPA further revised its civil penalty rule in February 2004, such that the maximum penalty is $32,500 per day for each violation after March 15, 2004.

In the Thomas case, the court has not set a time for a hearing on whether this case will proceed as a class action.

In May 2004, a filing by FMPA indicated that the issues to be raised in the DC Circuit review relate only to the issue of behind-the-meter generation and load ratio pricing for network integration transmission service in instances when, according to FMPA, FPL cannot provide transmission service "because of physical transmission limitations." FPL has been granted party status as an intervenor, and the DC Circuit has established a procedural schedule that provides for, among other things, final briefs on January 21, 2005 and oral argument on March 22, 2005.  FPL estimates its exposure for refunds to FMPA on this issue to be approximately $1 million at June 30, 2004.

In May 2004, FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to this filing, 1.63% of FPL's transmission facilities do not satisfy the integration standard and FPL's current network transmission rate would be reduced by $0.02 per kw per month, resulting in a refund obligation to FMPA of approximately $1 million at June 30, 2004.  In June 2004, FMPA filed a protest to FPL's compliance filing, which protest would exclude approximately 30% of FPL's transmission facilities and reduce FPL's current network transmission rate by approximately $0.41 per kw per month, potentially resulting in a refund obligation to FMPA of approximately $22 million at June 30, 2004.  Possible next steps by the FERC include ruling on the matter based on the record, setting the matter for hearing before an administrative law judge (ALJ), or referring the matter to an ALJ for settlement discussions.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia was an unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group believes it will demonstrate on motion that the complaint is invalid because, among other reasons, Adelphia's repurchase of shares from FPL Group was at the market value for those shares, and therefore the repurchase was for reasonably equivalent value.  Should the court deny FPL Group's motion, FPL Group believes Adelphia will be unable to demonstrate that Adelphia's repurchase was not for reasonably equivalent value, that Adelphia was insolvent at the time of the repurchase, or that the repurchase left Adelphia with unreasonably small capital.

After initially denying FPL's motion to dismiss the Finestone complaint, the court granted it with respect to plaintiffs' count for strict liability.  The court has also granted FPL's motion for a ruling that the duty owed by FPL to the plaintiffs is established exclusively by federal regulations and not general negligence standards.

In the Blake and Lowe lawsuit, as in the Finestone case, the court has granted FPL's motion to dismiss the plaintiffs' count for strict liability.  FPL's motion for a ruling that the duty owed by FPL to plaintiffs is established exclusively by federal regulations is pending.

In the Wooldridge lawsuit, the court has granted the vaccine manufacturers' and dental associations' motions to dismiss the complaint against them.  The plaintiffs are appealing those orders.  FPL's and the vaccine distributors' motions to dismiss are pending.

In the Shiflett lawsuit, FPL's motion to dismiss the complaint was denied.  The vaccine manufacturing and distribution companies' motions to dismiss are pending.  At the appropriate time, FPL will raise the issue of whether the court has jurisdiction, which depends on diversity of citizenship, since both FPL and plaintiffs are citizens of Florida.

In the Center For Biological Diversity, Inc. lawsuit, FPL Group, FPL Energy and their affiliates have moved to dismiss the complaint.

In the Albert Litter lawsuit, FPL moved to dismiss the case on the grounds that the FPSC has exclusive jurisdiction over this type of complaint.  The court denied the motion on July 13, 2004, and FPL will appeal the ruling.  A hearing has been set for September 28, 2004 on the Southeastern Utility Services, Inc.'s protest to the FPSC's November 2003 proposed agency action.

On June 16, 2004, a subsidiary of FPL Energy, FPLE Rhode Island State Energy, L.P. (RISE), received a Notice of Violation (NOV) from the Rhode Island Department of Environmental Management (RIDEM).  The NOV alleges that the RISE facility exceeded certain permit limitations relating to the reuse water received from the City of Cranston during certain days from November 2002 until May 2003 and that RIDEM was not notified of such exceedances in a timely manner.  The total proposed penalty for these combined allegations is $383,700.  In April 2003, the facility self-disclosed the permit exceedances at issue, and over the past year has undertaken significant changes to its management, water treatment system, and the wastewater treatment system for the City of Cranston, which has been providing poor quality reuse water.  In addition, there have been several meetings with RIDEM regarding the status of remedial measures and the facility has maintained regular contact regarding plant operational status.  RISE believes that it has arguments with respect to the validity and/or mitigation of some or all of the alleged violations and it intends to pursue an amicable settlement of this matter with RIDEM.  If necessary, however, RISE will vigorously contest the NOV and the proposed penalty through a formal administrative hearing.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) FPL Group, Inc. Purchases of Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

				(thousands)

1/1/04-1/31/04	327	$65.56	-	3,598
2/1/04-2/29/04	15,020	$65.11	-	3,598
3/1/04-3/31/04	7,058	$67.50	-	3,598
4/1/04-4/30/04	245	$66.40	-	3,598
5/1/04-5/31/04	4,361	$61.62	-	3,598
6/1/04-6/30/04	2,161	$63.62	-	3,598

Total	29,172	$65.07	-

_____________________
(a)		Represents shares of common stock purchased by FPL Group from employees to pay taxes related to the vesting of restricted stock granted to employees.
(b)		In February 1997, FPL Group's board of directors authorized the repurchase of up to 10 million shares of common stock over an unspecified period as part of a publicly announced program.

Item 4.  Submission of Matters to a Vote of Security Holders

FPL Group - The Annual Meeting of FPL Group's shareholders was held on May 21, 2004.  Of the 184,767,229 shares of common stock outstanding on the record date of March 16, 2004, a total of 158,081,162 shares were represented in person or by proxy.

The following directors were elected effective May 21, 2004:

	For	Against or Withheld

H. Jesse Arnelle	152,899,238	5,181,924
Sherry S. Barrat	145,994,977	12,086,185
Robert M. Beall, II	152,772,620	5,308,542
J. Hyatt Brown	152,189,626	5,891,536
James L. Camaren	153,392,246	4,688,916
Lewis Hay, III	152,984,735	5,096,427
Frederick V. Malek	152,132,008	5,949,154
Michael H. Thaman	153,857,735	4,223,427
Paul R. Tregurtha	146,183,491	11,897,671
Frank G. Zarb	152,733,534	5,347,628

The vote to ratify the appointment of Deloitte & Touche LLP as independent auditors was 154,035,214 for, 2,736,575 against and 1,309,373 abstaining.

The vote to approve the amended and restated Long Term Incentive Plan was 114,579,620 for, 14,424,659 against, 2,328,923 abstaining and 26,747,960 broker non-votes.

The vote to approve the Annual Incentive Plan as required by the Internal Revenue Code was 144,001,510 for, 11,961,927 against, 2,114,699 abstaining and 3,026 broker non-votes.

The vote to approve the performance-based awards provisions of the amended and restated Long Term Incentive Plan as required by the Internal Revenue Code was 120,575,508 for, 8,476,156 against, 2,282,141 abstaining and 26,747,357 broker non-votes.

The vote to approve an amendment to the restated Articles of Incorporation to increase the number of authorized shares of common stock was 148,136,393 for, 7,936,257 against, 2,007,788 abstaining and 724 broker non-votes.

FPL - The following FPL directors were elected effective May 21, 2004 by the written consent of FPL Group, as the sole common shareholder of FPL, in lieu of an annual meeting of shareholders:

Dennis P. Coyle	Armando J. Olivera
Moray P. Dewhurst	Antonio Rodriguez
Lewis Hay, III	John A. Stall
Lawrence J. Kelleher

Item 5.  Other Information

(a)(i) Reference is made to Item 1. Business - FPL Operations - Competition in the 2003 Form 10-K for FPL Group and FPL.

In June 2004, the FPSC approved FPL's proposal to build an 1,100 mw natural gas-fired plant at its Turkey Point site.  An administrative law judge is scheduled to hear the proposal in September 2004, and the resulting recommendation is expected to be taken up by the Siting Board (comprised of the Florida governor and cabinet) under the Florida Electrical Power Plant Siting Act by early 2005.

(a)(ii) Reference is made to Item 1. Business - FPL Operations - System Capability and Load in the 2003 Form 10-K for FPL Group and FPL.

FPL is currently constructing approximately 1,900 mw of natural gas combined-cycle generation at its Martin and Manatee sites with a planned in-service date of June 2005.  In January 2003, CPV Gulfcoast, Ltd. filed a notice of appeal with the Supreme Court of Florida challenging the FPSC's 2002 approval of the Martin and Manatee expansions.  In June 2004, the Supreme Court of Florida affirmed the FPSC's approval of the Martin and Manatee expansions.

During June and July 2004, FPL set the following all-time system peaks:

20,250 mw	June 23, 2004
20,306 mw	July 6, 2004
20,545 mw	July 14, 2004

Adequate resources were available at the time of the peaks to meet customer demand.

(a)(iii) Reference is made to Item 1. Business - FPL Operations - Nuclear Operations in the 2003 Form 10-K for FPL Group and FPL and Part II, Item 5. Other Information in the Quarterly Report on Form 10-Q for the period ended March 31, 2004 for FPL Group and FPL.

Turkey Point Unit Nos. 3 and 4 are planning to perform volumetric rather than visual inspections of the bottom mounted instrumentation penetrations at their next scheduled refueling outage in the fall of 2004 and the spring of 2005, respectively.  FPL made an official submittal requesting approval of the change in July 2004.  St. Lucie Units Nos. 1 and 2 do not have bottom mounted instrumentation penetrations.

During 2003, nuclear utilities, other than FPL, identified that pressurizer heater sleeves made with a particular material (alloy 600) were experiencing penetration cracks and leaks as a result of primary water stress corrosion cracking.  As a result, in May 2004, the NRC issued a bulletin requesting utilities to identify and inspect all alloy 600 and weld materials in all pressurizer locations and connected steam space piping.  FPL and FPL Energy have filed a response to the bulletin.  In the spring of 2004, prior to the issue of the NRC bulletin, St. Lucie Unit No. 1 performed visual inspections within the scope of the bulletin and no leaks were identified.  St. Lucie Unit No. 2 and Seabrook will perform similar inspections at their next scheduled refueling outage.  The pressurizer heater sleeve penetrations at Seabrook utilize a different material.  All pressurizer penetrations and welds at Turkey Point Units Nos. 3 and 4 utilize a different material.

(a)(iv) Reference is made to Item 1. Business - FPL Operations - Fuel in the 2003 Form 10-K for FPL Group and FPL.

In July 2004, FPL received approval from the NRC for additional spent fuel storage racks at St. Lucie Unit Nos. 1 and 2.  Approval for additional storage racks at Turkey Point Units Nos. 3 and 4 is expected by the end of the third quarter of 2004.

In July 2004, the U.S. Court of Appeals for the District of Columbia Circuit ruled on a series of challenges to the statues and regulations established to govern a nuclear waste depository at the Yucca Mountain site.  The court denied all the challenges except for one, regarding an EPA rule governing the time period the public would be protected from hypothetical radiation leaks at the Yucca Mountain repository.  The court's decision, if upheld, could result in revisions to the EPA's and NRC's licensing rules for Yucca Mountain and could significantly delay the licensing process and schedule for Yucca Mountain.

(a)(v) Reference is made to Item 2. Properties - Transmission and Distribution in the 2003 Form 10-K for FPL Group and FPL.

In June 2004, FPL purchased transmission substation assets located in Seabrook, New Hampshire at their net book value of approximately $21 million from a subsidiary of FPL Energy.  The substation assets are accounted for in a separate division of FPL and were transferred in order to qualify for cost recovery opportunities that are limited to transmission providers in New England.

(b) None

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
	Exhibit Number	Description	FPL Group	FPL
	*3(i)	Amendment to FPL Group's Restated Articles of Incorporation dated May 26, 2004 (filed as Exhibit 4(c) to Form S-3, File Nos. 333-116209, 333-116209-01, 333-116209-02, 333-116209-03 and 333-116209-04)	x
	*10	FPL Group Amended and Restated Long Term Incentive Plan, as amended and restated May 21, 2004 (filed as Exhibit 4(i) to Form S-8, File No. 333-116501)	x	x
	12(a)	Computation of Ratios	x
	12(b)	Computation of Ratios		x
	31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
	31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
	31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
	31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
	32(a)	Section 1350 Certification of FPL Group	x
	32(b)	Section 1350 Certification of FPL		x
_____________________
*Incorporated herein by reference

FPL Group and FPL agree to furnish to the SEC upon request any instrument with respect to long-term debt that FPL Group and FPL have not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

(b)	Reports on Form 8-K
A current report on Form 8-K was filed with the SEC on June 10, 2004 by FPL Group reporting one event under Item 5. Other Events and Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

FPL GROUP, INC.
FLORIDA POWER & LIGHT COMPANY
(Registrants)

Date: August 2, 2004
K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc.
Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)