Form 10-Q
period 2005-03-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2005-05-09
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding at April 30, 2005:  391,956,930 shares.

As of April 30, 2005, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

________________________________

This combined Form 10-Q represents separate filings by FPL Group, Inc. and Florida Power & Light Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth under General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

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

  FPL Group and FPL are subject to changes in laws or regulations, including the Public Utility Regulatory Policies Act of 1978, as amended (PURPA), the Public Utility Holding Company Act of 1935, as amended (Holding Company Act), the Federal Power Act, the Atomic Energy Act of 1954, as amended and certain sections of the Florida statutes relating to public utilities, changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Florida Public Service Commission (FPSC) and the utility commissions of other states in which FPL Group has operations, and the U.S. Nuclear Regulatory Commission (NRC), with respect to, among other things, allowed rates of return, industry and rate structure, operation of nuclear power facilities, operation and construction of plant facilities, operation and construction of transmission facilities, acquisition, disposal, depreciation and amortization of assets and facilities, recovery of fuel and purchased power costs, decommissioning costs, return on common equity (ROE) and equity ratio limits, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).  The FPSC has the authority to disallow recovery by FPL of any and all costs that it considers excessive or imprudently incurred.

  The regulatory process generally restricts FPL's ability to grow earnings and does not provide any assurance as to achievement of earnings levels.

  FPL Group and FPL are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, wildlife mortality, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

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

  The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, use of new technology, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes), as well as the risk of performance below expected or contracted levels of output or efficiency.  This could result in lost revenues and/or increased expenses.  Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power.  In addition to these risks, FPL Group's and FPL's nuclear units face certain risks that are unique to the nuclear industry including the ability to store and/or dispose of spent nuclear fuel, as well as additional regulatory actions up to and including shutdown of the units stemming from public safety concerns, whether at FPL Group's and FPL's plants, or at the plants of other nuclear operators.  Breakdown or failure of an FPL Energy, LLC (FPL Energy) operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

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

  There are other risks associated with FPL Energy.  In addition to risks discussed elsewhere, risk factors specifically affecting FPL Energy's success in competitive wholesale markets include the ability to efficiently develop and operate generating assets, the successful and timely completion of project restructuring activities, maintenance of the qualifying facility status of certain projects, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power.  There can be significant volatility in market prices for fuel and electricity, and there are other financial, counterparty and market risks that are beyond the control of FPL Energy.  FPL Energy's inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair FPL Group's future financial results.  In keeping with industry trends, a portion of FPL Energy's power generation facilities operate wholly or partially without long-term power purchase agreements.  As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which may affect the volatility of FPL Group's financial results.  In addition, FPL Energy's business depends upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable, FPL Energy's ability to sell and deliver its wholesale power may be limited.

  FPL Group is likely to encounter significant competition for acquisition opportunities that may become available as a result of the consolidation of the power industry.  In addition, FPL Group may be unable to identify attractive acquisition opportunities at favorable prices and to successfully and timely complete and integrate them.

  FPL Group and FPL rely on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows.  The inability of FPL Group, FPL Group Capital Inc (FPL Group Capital) and FPL to maintain their current credit ratings could affect their ability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, which, in turn, could impact FPL Group's and FPL's ability to grow their businesses and would likely increase interest costs.

  FPL Group's and FPL's results of operations are affected by changes in the weather.  Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities, and can affect the production of electricity at wind and hydro-powered facilities.

  FPL Group's and FPL's results of operations can be affected by the impact of severe weather which can be destructive, causing outages and/or property damage, and could require additional costs to be incurred.  Recovery of these costs is subject to FPSC approval.

  FPL Group and FPL are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims, as well as the effect of new, or changes in, tax laws, rates or policies, rates of inflation, accounting standards, securities laws or corporate governance requirements.

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

  FPL Group's and FPL's ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by national, state or local events as well as company-specific events.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended March 31,

	2005	2004

OPERATING REVENUES	$2,437	$2,331

OPERATING EXPENSES
Fuel, purchased power and interchange	1,238	1,159
Other operations and maintenance	415	398
Amortization of storm reserve deficiency	19	-
Depreciation and amortization	307	301
Taxes other than income taxes	224	212

Total operating expenses	2,203	2,070

OPERATING INCOME	234	261

OTHER INCOME (DEDUCTIONS)
Interest charges	(138)	(122)
Equity in earnings of equity method investees	19	15
Allowance for equity funds used during construction	10	7
Other - net	34	5

Total other deductions - net	(75)	(95)

INCOME BEFORE INCOME TAXES	159	166

INCOME TAXES	22	28

NET INCOME	$137	$138

Earnings per share of common stock:
Basic	$0.37	$0.39
Assuming dilution	$0.36	$0.39

Dividends per share of common stock	$0.355	$0.31

Weighted-average number of common shares outstanding:
Basic	370.7	356.8
Assuming dilution	376.7	359.3

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (2004 Form 10-K) for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	March 31, 2005	December 31, 2004

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$30,023	$29,721
Nuclear fuel	525	504
Construction work in progress	1,576	1,495
Less accumulated depreciation and amortization	(10,653)	(10,494)

Total property, plant and equipment - net	21,471	21,226

CURRENT ASSETS
Cash and cash equivalents	241	225
Customer receivables, net of allowances of $21 and $37, respectively	826	785
Other receivables, net of allowances of $9 and $1, respectively	451	259
Materials, supplies and fossil fuel inventory - at average cost	442	394
Regulatory assets:
Deferred clause and franchise expenses	178	230
Storm reserve deficiency	189	163
Derivatives	-	9
Derivatives	444	110
Other	388	352

Total current assets	3,159	2,527

OTHER ASSETS
Special use funds	2,259	2,271
Other investments	867	740
Regulatory assets:
Storm reserve deficiency	331	373
Unamortized loss on reacquired debt	44	45
Litigation settlement	33	45
Other	52	38
Other	1,127	1,068

Total other assets	4,713	4,580

TOTAL ASSETS	$29,343	$28,333

CAPITALIZATION
Common stock	$4	$2
Additional paid-in capital	4,019	3,416
Retained earnings	4,168	4,165
Accumulated other comprehensive loss	(101)	(46)

Total common shareholders' equity	8,090	7,537
Long-term debt	8,501	8,027

Total capitalization	16,591	15,564

CURRENT LIABILITIES
Commercial paper	691	492
Current maturities of long-term debt and preferred stock	636	1,225
Accounts payable	684	762
Customers' deposits	411	400
Accrued interest and taxes	341	227
Regulatory liabilities:
Deferred clause and franchise revenues	33	30
Derivatives	289	-
Derivatives	229	118
Other	659	994

Total current liabilities	3,973	4,248

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,239	2,207
Accumulated deferred income taxes	2,853	2,685
Regulatory liabilities:
Accrued asset removal costs	2,032	2,012
Storm and property insurance reserve	5	-
Asset retirement obligation regulatory expense difference	227	266
Unamortized investment tax credits	76	81
Other	94	106
Other	1,253	1,164

Total other liabilities and deferred credits	8,779	8,521

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$29,343	$28,333

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2004 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Three Months Ended March 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$137	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	297	290
Nuclear fuel amortization	23	24
Storm-related costs	(196)	-
Storm-related recoveries	19	-
Deferred income taxes and related regulatory credit	190	47
Cost recovery clauses and franchise fees	67	183
Equity in earnings of equity method investees	(19)	(15)
Distribution of earnings from equity method investees	1	1
Changes in operating assets and liabilities:
Restricted cash	1	25
Customer receivables	(40)	34
Other receivables	(17)	26
Material, supplies and fossil fuel inventory	(49)	15
Other current assets	5	9
Deferred pension cost	(23)	(30)
Accounts payable	(81)	21
Customers' deposits	12	14
Income taxes	(158)	121
Interest and other taxes	115	67
Other current liabilities	(110)	(103)
Other liabilities	(11)	3
Other - net	51	77

Net cash provided by operating activities	214	947

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(378)	(401)
Nuclear fuel purchases	(22)	(22)
Independent power investments	(296)	(120)
Sale of independent power investments	8	-
Capital expenditures of FPL FiberNet, LLC	(2)	(1)
Contributions to special use funds	(35)	(41)
Funding of secured loan	(27)	(15)
Proceeds from termination of leveraged lease	43	-
Other - net	(11)	(30)

Net cash used in investing activities	(720)	(630)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	506	536
Retirements of long-term debt	(607)	(3)
Retirements of preferred stock - FPL	(5)	-
Net change in short-term debt	200	(616)
Issuances of common stock	603	19
Dividends on common stock	(135)	(111)
Other - net	(40)	(39)

Net cash provided by (used in) financing activities	522	(214)

Net increase in cash and cash equivalents	16	103
Cash and cash equivalents at beginning of period	225	129

Cash and cash equivalents at end of period	$241	$232

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2004 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended March 31,

	2005	2004

OPERATING REVENUES	$2,041	$1,942

OPERATING EXPENSES
Fuel, purchased power and interchange	1,077	1,024
Other operations and maintenance	310	296
Amortization of storm reserve deficiency	19	-
Depreciation and amortization	230	231
Taxes other than income taxes	204	192

Total operating expenses	1,840	1,743

OPERATING INCOME	201	199

OTHER INCOME (DEDUCTIONS)
Interest charges	(49)	(46)
Allowance for equity funds used during construction	10	7
Other - net	2	(3)

Total other deductions - net	(37)	(42)

INCOME BEFORE INCOME TAXES	164	157

INCOME TAXES	53	52

NET INCOME	$111	$105

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2004 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	March 31, 2005	December 31, 2004

ELECTRIC UTILITY PLANT
Plant in service	$21,998	$21,860
Nuclear fuel	391	370
Construction work in progress	1,373	1,285
Less accumulated depreciation and amortization	(9,548)	(9,467)

Electric utility plant - net	14,214	14,048

CURRENT ASSETS
Cash and cash equivalents	71	65
Customer receivables, net of allowances of $13 and $18, respectively	568	585
Other receivables, net of allowances of $1 and $1, respectively	196	216
Materials, supplies and fossil fuel inventory - at average cost	365	315
Regulatory assets:
Deferred clause and franchise expenses	178	230
Storm reserve deficiency	189	163
Derivatives	-	9
Derivatives	317	26
Other	149	146

Total current assets	2,033	1,755

OTHER ASSETS
Special use funds	1,962	1,971
Other investments	8	8
Regulatory assets:
Storm reserve deficiency	331	373
Unamortized loss on reacquired debt	44	45
Litigation settlement	33	45
Other	52	38
Other	858	831

Total other assets	3,288	3,311

TOTAL ASSETS	$19,535	$19,114

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,319	4,318
Retained earnings	570	459

Total common shareholder's equity	6,262	6,150
Long-term debt	2,813	2,813

Total capitalization	9,075	8,963

CURRENT LIABILITIES
Commercial paper	691	492
Current maturities of long-term debt and preferred stock	496	523
Accounts payable	513	606
Customers' deposits	396	388
Accrued interest and taxes	245	158
Regulatory liabilities:
Deferred clause and franchise revenues	33	30
Derivatives	289	-
Other	588	826

Total current liabilities	3,251	3,023

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,042	2,015
Accumulated deferred income taxes	2,040	1,949
Regulatory liabilities:
Accrued asset removal costs	2,032	2,012
Storm and property insurance reserve	5	-
Asset retirement obligation regulatory expense difference	227	266
Unamortized investment tax credits	76	81
Other	94	106
Other	693	699

Total other liabilities and deferred credits	7,209	7,128

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$19,535	$19,114

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2004 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Three Months Ended March 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$111	$105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219	220
Nuclear fuel amortization	17	17
Storm-related costs	(196)	-
Storm-related recoveries	19	-
Deferred income taxes and related regulatory credit	97	34
Cost recovery clauses and franchise fees	67	183
Changes in operating assets and liabilities:
Customer receivables	16	79
Other receivables	16	15
Material, supplies and fossil fuel inventory	(49)	18
Other current assets	(3)	(7)
Deferred pension cost	(18)	(25)
Accounts payable	(95)	9
Customers' deposits	7	15
Income taxes	3	43
Interest and other taxes	88	40
Other current liabilities	(37)	(54)
Other liabilities	(7)	(21)
Other - net	9	52

Net cash provided by operating activities	264	723

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(378)	(401)
Nuclear fuel purchases	(21)	(22)
Contributions to special use funds	(31)	(37)
Other - net	(3)	1

Net cash used in investing activities	(433)	(459)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	236
Issuances of preferred stock	-	20
Retirements of preferred stock	(25)	-
Net change in short-term debt	200	(392)
Dividends	-	(91)

Net cash provided by (used in) financing activities	175	(227)

Net increase in cash and cash equivalents	6	37
Cash and cash equivalents at beginning of period	65	4

Cash and cash equivalents at end of period	$71	$41

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2004 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2004 Form 10-K for FPL Group and FPL.  In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  All share information and per share amounts reflect the effect of the two-for-one stock split of FPL Group's common stock effective March 15, 2005 (2005 stock split).  Certain other amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation.  The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Employee Retirement Benefits

Employee Benefit Plans and Other Postretirement Plan - FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a non-qualified supplemental defined benefit pension plan that provides benefits to higher-level employees.  See Supplemental Retirement Plan below.  In addition to pension benefits, FPL Group sponsors a substantially contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.

The following table provides the components of net periodic benefit (income) cost for the plans:

	Pension Benefits		Other Benefits

	Three Months Ended March 31,		Three Months Ended March 31,

	2005	2004	2005	2004

	(millions)

Service cost	$13	$13	$2	$2
Interest cost	22	21	6	7
Expected return on plan assets	(53)	(52)	(1)	(1)
Amortization of transition (asset) obligation	-	(6)	1	1
Amortization of prior service benefit	(1)	(1)	-	-
Amortization of (gains) losses	(4)	(5)	1	1

Net periodic benefit (income) cost at FPL Group	$(23)	$(30)	$9	$10

Net periodic benefit (income) cost at FPL	$(18)	$(24)	$8	$9

During the three months ended March 31, 2005, FPL Group contributed approximately $5 million to the other benefits plan, with a total of approximately $22 million anticipated in calendar year 2005.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law.  The Act introduces a voluntary prescription drug benefit under Medicare (Part D), starting in 2006, as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent prescription drug benefit.  As a result of this Act, in May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."  Under Staff Position FAS 106-2, benefit obligations are required to be remeasured and reported as an actuarial gain if enactment of the Act is determined to be a "significant event" pursuant to the provisions of Financial Accounting Standards No. (FAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."  FPL Group considered the effects of the Act on a subset of the retiree population that FPL Group believed was certain to meet the Centers for Medicare and Medicaid Services (CMS) actuarial equivalence definition, when established, and determined those effects not to be a significant event.  Therefore, the accumulated benefit obligation for the other benefits was remeasured at the scheduled September 30, 2004 measurement date to reflect the effects of the Act on this subset of the retiree population.  This resulted in a reduction to accumulated benefit obligation of approximately $10 million.  No effect from the Act is in the accumulated benefits obligation at September 30, 2004 for the remaining population.  Subsequently, in January 2005 and April 2005, the CMS issued regulations that define actuarial equivalency.  FPL Group is in the process of determining if the established definition has a significant effect on the other benefits obligation.  If it is determined that enactment of the Act is significant to the other benefits obligation, FPL Group will perform a remeasurement.

Supplemental Retirement Plan - FPL Group also has a non-qualified supplemental defined benefit pension plan that provides benefits to higher-level employees.  The cost of this plan is included in the determination of net periodic benefit income for pension benefits in the preceding table and amounted to approximately $1 million and $1 million for FPL Group for the three months ended March 31, 2005 and 2004, respectively.

2.  Derivative Instruments

Derivative instruments, when required to be marked to market under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability (in derivative assets, other assets, derivative liabilities and other liabilities) measured at fair value.  FPL Group and FPL use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage the commodity price risk inherent in fuel and electricity contracts and interest rate risk associated with long-term debt.  In addition, FPL Group uses derivatives to optimize the value of power generation assets.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) and the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized net in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.

FPL Group's unrealized mark-to-market gains (losses) on derivative transactions for consolidated subsidiaries and equity method investees are as follows:

	Three Months Ended March 31,

	2005	2004

	(millions)

Consolidated subsidiaries	$(47)	$(12)
Equity method investees	$-	$11

3.  Comprehensive Income

FPL Group's comprehensive income is as follows:

	Three Months Ended March 31,

	2005	2004

	(millions)

Net income of FPL Group	$137	$138
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses
(net of $43 and $12 tax benefit, respectively)	(62)	(19)
Reclassification from OCI to net income
(net of $5 tax expense and $1 tax benefit, respectively)	8	(2)
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $2 tax expense and $4 tax benefit, respectively)	3	(7)
Reclassification from OCI to net income
(net of $1 and $1 tax expense, respectively)	1	2
Net unrealized gains (losses) on available for sale securities
(net of $3 tax benefit and $2 tax expense, respectively)	(5)	3

Comprehensive income of FPL Group	$82	$115

At March 31, 2005, FPL Group had cash flow hedges with expiration dates through December 2010 for energy commodity derivative instruments and interest rate cash flow hedges with expiration dates through December 2017.  Approximately $45 million of losses included in FPL Group's accumulated other comprehensive loss at March 31, 2005 will be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.  Accumulated other comprehensive loss is separately displayed on the condensed consolidated balance sheets of FPL Group.

4.  Earnings Per Share of Common Stock

The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:

	Three Months Ended March 31,

	2005	2004

	(millions, except per share amounts)

Numerator - net income	$137	$138

Denominator:
Weighted-average number of common shares outstanding - basic	370.7	356.8
Restricted stock, performance share and shareholder value awards, options and equity units (a)	6.0	2.5

Weighted-average number of common shares outstanding - assuming dilution	376.7	359.3

Earnings per share of common stock:
Basic	$0.37	$0.39
Assuming dilution	$0.36	$0.39
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

Common shares issuable upon the exercise of stock options which were not included in the denominator above due to their antidilutive effect were approximately 0.4 million and 0.8 million for the three months ended March 31, 2005 and 2004, respectively.

5.  Variable Interest Entities

FPL entered into a power purchase agreement (PPA) with a 330 megawatt (mw) coal-fired cogeneration facility (the facility) in 1995 to purchase substantially all of the facility's electrical output through 2025.  The facility is considered a qualifying facility as defined by PURPA, which requires FPL to purchase the electricity output of the facility.  At December 31, 2004, FPL determined that (a) the facility was a variable interest entity (VIE) and (b) the PPA represented a variable interest in the facility.  However, FPL determined that it was not the facility's primary beneficiary.  During the first quarter of 2005, a change in ownership of the facility occurred, triggering the need to reevaluate whether FPL is the facility's primary beneficiary.  After making exhaustive efforts, FPL was unable to obtain the information necessary to perform this reevaluation.  The PPA with the facility contains no provisions which legally obligate the facility to release this information to FPL.  During the quarters ended March 31, 2005 and 2004, FPL purchased 601,124 megawatt hours (mwh) and 626,795 mwh, respectively, from the facility at a total cost of approximately $47 million and $46 million, respectively.  Additionally, the PPA does not expose FPL to losses since the energy payments made by FPL to the facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  FPL will continue to make exhaustive efforts to obtain the necessary information from the facility in order to determine if FPL is the facility's primary beneficiary.

6.  Regulatory Matters

Storm Reserve Deficiency - At December 31, 2004, storm restoration costs associated with the three hurricanes that struck FPL's service territory in the third quarter of 2004 exceeded the balance of the storm reserve by approximately $536 million.  This storm reserve deficiency has been deferred pursuant to an order from the FPSC and recorded as a regulatory asset on FPL Group's and FPL's condensed consolidated balance sheets.  Pursuant to a separate FPSC order, in February 2005 FPL began recovering, subject to refund, storm restoration costs from customers.  FPL believes that this deficiency is recoverable from customers, based on prior FPSC orders.  However, the State of Florida Office of Public Counsel and other interested parties are challenging FPL's position and have intervened in the proceeding.  The FPSC held hearings in April 2005 to determine the amount of storm restoration costs that FPL will be allowed to recover from customers.  A decision is expected in July 2005.  In the first quarter of 2005, FPL collected $19 million of storm restoration costs from customers and recorded $3 million of interest due from customers on the unrecovered balance.  The interest is included in other - net in the condensed consolidated statements of income.  At March 31, 2005, the $520 million remaining storm reserve deficiency is recorded as a regulatory asset on FPL Group's and FPL's condensed consolidated balance sheets, of which approximately $189 million is expected to be collected over the next twelve months and is included in current assets.

Rate Case - In March 2005, FPL filed a petition with the FPSC requesting, among other things, a permanent increase in rates and charges sufficient to generate additional total annual revenues of approximately $430 million beginning January 1, 2006.  The requested increase provides for a net shift from base rates to the capacity clause of approximately $46 million and a net base rate increase of approximately $384 million, with a ROE range of 11.3% to 13.3% and a midpoint of 12.3%.  In addition, FPL is requesting an annual base rate increase of approximately $123 million beginning 30 days following the in-service date of the 1,150 mw natural gas-fired plant at Turkey Point, which is expected to be placed in service in June 2007.  The petition also requests certain changes to existing rate schedules, as well as the adoption of new rate schedules.  Testimony of FPL witnesses and minimum filing requirements were also filed with the FPSC in March 2005 supporting the increase in rates and charges requested in the petition.

Electric Plant, Depreciation and Amortization - In March 2005, FPL filed comprehensive depreciation studies with the FPSC, which reflect the license extensions received from the NRC for Turkey Point Units Nos. 3 and 4 and St. Lucie Units Nos. 1 and 2, as well as other changes since FPL's last approved depreciation studies.  The proposed depreciation rates are reflected in FPL's rate case petition.  FPL is continuing to take actions to ensure the long-term viability of the nuclear units; however, a final decision to operate the nuclear units past the original license expiration dates will not be made until 2007 for Turkey Point Units Nos. 3 and 4 and by 2011 for St. Lucie Units Nos. 1 and 2.  In April 2005, the FPSC voted to consolidate its consideration of the comprehensive depreciation studies with FPL's rate case.

7.  Income Taxes

FPL Group's effective tax rate for the three months ended March 31, 2005 and 2004 was approximately 13.8% and 16.9%, respectively, and mainly reflects the benefit of production tax credits (PTCs) of approximately $26 million and $27 million, respectively, related to FPL Energy's wind projects.

FPL Group recognizes PTCs as wind energy is generated based on a per kilowatt-hour rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective tax rate anticipated for the full year.  FPL Group utilizes this method of recognizing PTCs as they are an integral part of the financial viability of most wind projects and a fundamental component of their results of operations.

8.  Debt and Preferred Stock

Long-term Debt - In February 2005, subsidiaries of FPL Energy sold $365 million of 5.608% limited-recourse senior secured bonds maturing in March 2024 and $100 million of 6.125% limited-recourse senior secured bonds maturing in March 2019.  Semi-annual principal payments are due beginning September 2005.  The majority of the proceeds were used to return to FPL Energy a portion of the investment it made in the development, acquisition and/or construction of nine wind power projects.  FPL Group Capital has guaranteed certain obligations under the debt agreement.

In February 2002, FPL Group sold a total of 11.5 million publicly-traded equity units known as Corporate Units, and in connection with that financing, FPL Group Capital issued $575 million principal amount of 4.75% debentures due February 16, 2007.  During 2004, FPL Group Capital remarketed $554 million of these debentures and the annual interest rate on all the debentures was reset to 4.086%.  Payment of FPL Group Capital debentures is absolutely, irrevocably and unconditionally guaranteed by FPL Group.  Each Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder agreed to purchase $50 of FPL Group common shares on or before February 16, 2005, and FPL Group agreed to make payments of 3.75% of the unit's $50 stated value until the shares were purchased.  On February 16, 2005, FPL Group received approximately $575 million for settlement of these purchase contracts and issued 18,540,180 shares of FPL Group common stock.

In February 2005, in accordance with its variable rate construction term facility agreement, an FPL Energy subsidiary entered into an interest rate swap to receive London InterBank Offered Rate (LIBOR) and pay a fixed rate of 4.255% to hedge specified notional amounts ranging from approximately $4 million to $6 million through November 2007 and approximately $163 million to $173 million from November 2007 until the related debt matures in June 2008.

Preferred Stock - In January 2005, FPL redeemed all 250,000 shares of its $100 par value 4 1/2% (Series A and Series V) preferred stock outstanding at December 31, 2004.

9.  Asset Retirement Obligations

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FAS 143, "Accounting for Asset Retirement Obligations."  The interpretation addresses diverse practices which have developed with respect to the recognition of asset retirement obligations when the timing and/or method of settlement of an obligation are conditional on a future event.  It requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated.  This guidance must be implemented by the fourth quarter of 2005 and the cumulative effect of initially applying the interpretation, if any, would be recorded as a change in accounting principle.  FPL Group and FPL are in the process of evaluating the impact of implementing FIN 47 and are currently unable to estimate the effects on their financial statements.

10.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind projects and the procurement of nuclear fuel, as well as announced acquisitions.  FPL FiberNet, LLC's (FPL FiberNet) capital expenditures primarily include costs to meet customer specific requirements and sustain its fiber-optic network.  At March 31, 2005, planned capital expenditures for the remainder of 2005 through 2009 are estimated to be as follows:

	2005	2006	2007	2008	2009	Total

FPL:	(millions)
Generation: (a)
New (b)	$295	$235	$525	$250	$60	$1,365
Existing	460	475	480	325	395	2,135
Transmission and distribution	515	730	740	715	715	3,415
Nuclear fuel	35	100	110	75	110	430
General and other	125	130	165	165	160	745

Total	$1,430	$1,670	$2,020	$1,530	$1,440	$8,090

FPL Energy:
Wind (c)	$395	$5	$5	$5	$5	$415
Gas	15	20	10	5	10	60
Nuclear fuel and other	130	100	105	90	95	520

Total	$540	$125	$120	$100	$110	$995

FPL FiberNet	$5	$7	$7	$7	$7	$33

_____________________
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $35 million, $40 million, $46 million and $12 million in 2005, 2006, 2007 and 2008, respectively.
(b)	Includes generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)

FPL Energy's capital expenditures for new wind projects are estimated through 2005, when the PTCs are scheduled to expire.  The 2005 amount reflects expenditures associated with approximately 327 mw of wind generation which have been announced and are currently under construction, as well as committed expenditures for other expected wind generation additions in 2005.

In addition to estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  At March 31, 2005, FPL Energy had approximately $1.4 billion in firm commitments primarily for natural gas transportation, supply and storage, firm transmission service, nuclear fuel and a portion of its capital expenditures.  Additionally, during 2003, a subsidiary of FPL Group Capital committed to lend up to $250 million under a secured loan to a third party, which matures no later than June 30, 2006.  At March 31, 2005, $202 million had been drawn under the loan and is included in other investments on FPL Group's condensed consolidated balance sheets.  FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002, be recorded on the balance sheet.  At March 31, 2005, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The term of the guarantees is equal to the term of the related debt, with remaining terms ranging from 1 year to 14 years.  The maximum potential amount of future payments that could be required under these guarantees at March 31, 2005 was approximately $14 million.  At March 31, 2005, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of March 31, 2005.

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

An FPL Energy subsidiary is committed to purchase oil and gas inventory remaining in certain storage facilities at December 31, 2005 at its weighted-average cost.  At March 31, 2005, the subsidiary's commitment is estimated to be from $0 to approximately $88 million, based on a potential range of zero to full storage volume at the current average forward price of oil and gas.  Upon expiration of the commitment, FPL Energy expects to either negotiate a new contract or use any remaining fuel to operate the related plant.

Contracts - FPL has entered into long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power through mid-2015 and 381 mw thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2005 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 1,900 mw (including approximately 575 mw beginning in 2006) of power with expiration dates ranging from 2005 through 2009.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts for the supply and transportation of natural gas, coal and oil, and natural gas storage, with various expiration dates through 2028.

FPL Energy has contracts primarily for the supply, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2005 through 2033.  FPL Energy also has several contracts for the supply, conversion, enrichment and fabrication of Seabrook's nuclear fuel with expiration dates ranging from 2006 to 2014.

The remaining required capacity and minimum payments under these contracts as of March 31, 2005 are estimated to be as follows:

	2005	2006	2007	2008	2009	Thereafter

FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$140	$200	$200	$200	$210	$1,280
Qualifying facilities (b)	$270	$310	$320	$320	$320	$4,000
Other electricity suppliers (b)	$65	$90	$45	$30	$30	$-
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$50	$60	$60	$60	$70	$30
Natural gas, including transportation (c)	$1,815	$1,015	$290	$255	$255	$2,650
Coal (c)	$35	$40	$30	$20	$-	$-
Oil (c)	$610	$435	$-	$-	$-	$-

FPL Energy	$45	$50	$50	$50	$50	$695
_____________________
(a)

Capacity payments under these contracts, the majority of which is recoverable through the capacity clause, totaled $152 million and $158 million for the three months ended March 31, 2005 and 2004, respectively.

(b)						Energy payments under these contracts, which are recoverable through the fuel clause, totaled $89 million and $83 million for the three months ended March 31, 2005 and 2004, respectively.
(c)						Recoverable through the fuel clause.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this act, FPL Group maintains $300 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $503 million ($402 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the United States, payable at a rate not to exceed $50 million ($40 million for FPL) per incident per year.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $12 million and $15 million, plus any applicable taxes, per incident, respectively.  The Price-Anderson Act expired on December 31, 2003 but the liability limitations did not change for plants, including FPL's four nuclear units and Seabrook, with operating licenses issued by the NRC prior to December 31, 2003.

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

Due to the high cost and limited coverage available from third-party insurers, FPL has essentially no insurance coverage on its transmission and distribution property.  As approved by the FPSC, FPL maintains a storm reserve for uninsured property storm damage or assessments under the nuclear insurance program.  However, at March 31, 2005, FPL had a $520 million storm reserve deficiency as a result of restoration costs associated with the three hurricanes that struck FPL's service territory during the third quarter of 2004.  See Note 6 - Storm Reserve Deficiency.  FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.

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

In 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins (since substituted for by Hazel and Lamar Jenkins), and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, served FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. (FPL Investments) as defendants in a civil action filed in the Florida circuit court.  This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of FPL, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes.  The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes.  The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages.  In May 2002, plaintiffs filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief.  Defendants filed an answer and affirmative defenses to the amended complaint in August 2002.  Motions for summary judgment by FPL Group, FPL Group Capital and FPL Investments have been granted, and they have been dismissed from this lawsuit.  In February 2004, the plaintiffs filed a motion for leave to file their third amended complaint adding four more plaintiffs and seeking leave to add a claim for punitive damages, and a hearing on this motion was held on April 29, 2005.  A hearing on plaintiffs' motion for class certification has been scheduled for late June 2005.

In 2001, Florida Municipal Power Agency (FMPA) filed with the U.S. Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members.  The transmission credits sought by FMPA would offset the transmission charges that FPL bills FMPA for network transmission service to FMPA's member cities.  FMPA member cities have been taking network transmission service under FPL's open access transmission tariff since 1996.  In the orders appealed by FMPA, FERC ruled that FMPA would be entitled to credits for any FMPA facilities that were "integrated" with the FPL transmission system.  Based on the evidence submitted, FERC concluded that none of the FMPA facilities met the integration test and, therefore, FMPA was not entitled to credits against FPL's charges for transmission service.  In January 2003, the DC Circuit upheld FERC's order denying FMPA credits for its facilities; in March 2003, the DC Circuit denied FMPA's rehearing request of the DC Circuit's decision; and in October 2003, the U.S. Supreme Court denied FMPA's petition for review of the DC Circuit's decision.

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

In January 2004, FMPA requested a "conditional rehearing on the Commission's failure to order rate credits solely in the event that Commission does not adequately reduce FPL's rate base to achieve comparability," and challenging FERC's determination not to revisit the issue of behind-the-meter generation and load ratio pricing for network integration transmission service.  In March 2004, FERC issued an order denying FMPA's rehearing request.  In April 2004, FMPA petitioned the DC Circuit for review of FERC's December 2003 order and March 2004 order.  FMPA filed its initial brief in that proceeding on October 1, 2004.  FMPA's arguments are limited to the issue of behind-the-meter generation and load ratio pricing for network integration transmission service in instances when, according to FMPA, FPL cannot provide transmission service because of "physical transmission limitations."  FERC's reply brief was filed on December 1, 2004.  FPL has been granted party status as an intervenor, and its brief was filed on December 16, 2004.  FMPA's reply brief to the FERC was filed on January 13, 2005.  Oral argument was held on March 22, 2005.  FPL estimates its exposure for refunds to FMPA on this issue to be approximately $2 million at March 31, 2005.

In May 2004, FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to this filing, 1.63% of FPL's transmission facilities do not satisfy the integration standard and FPL's current network transmission rate would be reduced by $0.02 per kilowatt (kw) per month.  In June 2004, FMPA filed a protest to FPL's compliance filing, which protest would exclude approximately 30% of FPL's transmission facilities and reduce FPL's current network transmission rate by approximately $0.41 per kw per month, potentially resulting in a refund obligation to FMPA of approximately $28 million at March 31, 2005.  Any reduction in FPL's network service rate would also apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The refund obligation to Seminole at March 31, 2005 based on FMPA's position would be approximately $6 million.  On January 25, 2005, FERC issued an order on FPL's compliance filing.  In the order FERC accepted FPL's standards for analyzing the transmission system and agreed that FPL's "Georgia Ties" and "Turkey Point Lines" are part of FPL's integrated grid.  FERC required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, rather than only radial lines that serve one customer, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  On April 25, 2005, FPL made its further compliance filing reflecting a $0.04 per kw per month reduction in FPL's current network transmission rate, resulting in a refund obligation of approximately $3 million to FMPA and approximately $0.5 million to Seminole at March 31, 2005.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.

In 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  After initially denying FPL's motion to dismiss, the court, upon reconsideration, granted it with respect to plaintiffs' count for strict liability.  The court has also granted FPL's motion for a ruling that the only duty owed by FPL to the plaintiffs is established exclusively by federal regulations and not general negligence standards.  The plaintiffs subsequently filed an amended complaint on the same factual grounds, including a count against FPL for strict liability, which appeared identical in all material elements to the strict liability claim in plaintiffs' initial complaint, and counts against FPL for alleged negligence based on duties allegedly established by federal and state laws and regulations.  FPL again moved to dismiss the strict liability claim and moved to dismiss all negligence claims that are not based on the duty that the court has recognized governs this action.  The court granted FPL's motion.  FPL has answered the one count in the amended complaint that is based on that duty, denying any liability.  Plaintiffs had also moved to vacate or modify the court's order establishing the duty owed.  The court denied plaintiffs' motion.  Plaintiffs have now filed a motion to amend their amended complaint.  The proposed amended pleading has expanded to sixteen counts, nine of which were previously dismissed by the court.  The six new counts, alleging negligence and strict liability, seek to add as defendants the alleged manufacturers of the fuel rods and cladding purportedly utilized in the operation of the St. Lucie plant.  FPL has opposed plaintiffs' motion, which is pending.  Discovery is proceeding.

In 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint are virtually identical to those contained in the Finestone lawsuit described above.  As in the Finestone case, the court granted FPL's motion to dismiss the plaintiffs' count for strict liability.  Similarly, the court also granted FPL's motion for a ruling that the only duty owed by FPL to the plaintiffs is established exclusively by federal regulations and not general negligence standards.  The plaintiffs subsequently filed an amended complaint on the same factual grounds, including a count against FPL for strict liability, which appeared identical in all material elements to the strict liability claim in plaintiffs' initial complaint, and counts against FPL for alleged negligence based on duties allegedly established by federal and state laws and regulations.  FPL again moved to dismiss the strict liability claim and moved to dismiss all negligence claims that are not based on the duty that the court has recognized governs this action.  The court granted FPL's motion.  FPL has answered the one count in the amended complaint that is based on that duty, denying any liability.  Plaintiffs had also moved to vacate or modify the court's order establishing the duty owed.  The court denied plaintiffs' motion.  Plaintiffs have now filed a motion to amend their amended complaint.  The proposed amended pleading has expanded to sixteen counts, nine of which were previously dismissed by the court.  The six new counts, alleging negligence and strict liability, seek to add as defendants the alleged manufacturers of the fuel rods and cladding purportedly utilized in the operation of the St. Lucie plant.  FPL has opposed plaintiffs' motion, which is pending.  Discovery is proceeding.

In 2003, Monty and Kathryn Wooldridge brought an action on behalf of themselves and their son, Kevin Allen Wooldridge, in the Circuit Court of the 9th Judicial Circuit in and for Orange County, Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, the American Dental Association, the Florida Dental Association, FPL and the Orlando Utilities Commission (OUC), alleging that their son has suffered toxic neurological effects from mercury poisoning.  The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL and OUC power plants in Florida, including Brevard County.  The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions.  The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship.  No amount of damages is specified.  The court granted the drug manufacturing and distribution companies' and the dental associations' motions to dismiss the complaint against them.  The plaintiffs appealed that decision, but that appeal was dismissed for failure by the appellant to file any papers.  FPL's motion to dismiss is pending.

In 2003, Pedro C. and Emilia Roig brought an action on behalf of themselves and their son, Pedro Anthony Roig, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the state court), which was removed in October 2003 to the U.S. District Court for the Southern District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies and FPL, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Wooldridge lawsuit described above.  The U.S. District Court remanded the action back to the state court.  The drug manufacturing and distribution companies have moved to dismiss the action.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until the state court rules on those motions.

In 2003, Edward and Janis Shiflett brought an action on behalf of themselves and their son, Phillip Benjamin Shiflett, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida (the state court), which was removed in January 2004 to the U.S. District Court for the Middle District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, FPL and the OUC, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Wooldridge and Roig lawsuits.  FPL's motion to dismiss the complaint was denied.  The U.S. District Court subsequently remanded the action back to the state court.  All parties anticipate that the drug manufacturing and distribution companies will move to dismiss the action.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until the state court rules on those motions.

In February 2004, Albert Litter Studios, Inc. instituted an action against FPL in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking damages on behalf of itself, and purportedly on behalf of all other similarly situated commercial entities in Florida.  The plaintiff asserts that FPL's intentional use of allegedly defective thermal demand meters has resulted in overcharging it and certain other commercial customers millions of dollars and constitutes breach of an implied contract, breach of the duty of good faith and fair dealing, negligence, fraudulent inducement, and negligent misrepresentation.  The complaint seeks damages in excess of $15,000, representing the amount of the alleged overcharges, interest, and such other relief as the court may order.  FPL moved to dismiss the case on the grounds that the FPSC has exclusive jurisdiction over this type of complaint.  The court denied the motion in July 2004.  FPL appealed the ruling to Florida's Third District Court of Appeals (Third DCA).  FPL's motion to stay the proceedings pending resolution of the appeal was denied by the trial court.  FPL filed a separate motion to stay pending appeal with the Third DCA, and the court granted that motion on November 10, 2004.  Oral argument on the appeal of the jurisdictional question was heard on December 14, 2004.  In March 2005, the Third DCA entered its final order overturning the lower court and granting FPL's motion to dismiss, ruling that the FPSC has exclusive jurisdiction over this issue.

FPL determined in 2002 that, based on sample testing of the approximately 3,900 1V thermal demand meters in service, the demand component of its 1V meter population was exceeding allowable tolerance levels established by FPSC rules.  In 2002, FPL proposed to replace and test all of the 1V meters in service and to issue refunds, as appropriate, within certain parameters.  FPL was given administrative approval from the FPSC staff to proceed with the replacement of the 1V meters.  By early 2003, all 1V meters had been replaced.  Testing of all 1V meters disclosed that approximately 15% of the 3,900 meters were outside of allowed tolerances, with 10% under-registering and 5% over-registering electricity usage.  In November 2003, the FPSC, as proposed agency action, approved a method for testing the meters and calculating refunds.  On December 10, 2003, Southeastern Utility Services, Inc., on behalf of several commercial customers, filed a protest to the proposed agency action and requested a hearing.  Southeastern Utility Services, Inc. alleges that, among other things, the proposed method for computing the amount of the refund is flawed.  A final hearing before the FPSC occurred on November 4, 2004.  Final briefs were filed by the parties on December 16, 2004.  At its February 1, 2005 agenda meeting, the FPSC concluded that no refunds were due relative to the 11 meters in question for any period in excess of 12 months.  Southeastern Utility Services, Inc. had argued for multi-year refunds.  Based on the FPSC's decision, FPL expects that aggregate refunds to these complainants will not exceed $50,000.  Southeastern Utility Services, Inc. has moved the FPSC for partial reconsideration on the issues of the interest rate to be used in calculating the refunds and how meters are to be tested in the future.

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  The petition alleges that the named FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of energy each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff has asserted claims for breach of contract and declaratory judgment and seeks damages of approximately $21 million.  The FPL Energy Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim asserts claims for conversion, breach of fiduciary duty, breach of contract and fraud and seeks termination of the contract and damages.  The case is in discovery and has been set for a non-jury trial in March 2006.

In addition to those legal proceedings discussed above, FPL Group and its subsidiaries, including FPL, are involved in a number of other legal proceedings and claims in the ordinary course of their businesses.  In addition, generating plants in which FPL Group or FPL have an ownership interest are involved in legal proceedings and claims, the liabilities from which, if any, would be shared by FPL Group or FPL.

FPL Group and FPL believe that they have meritorious defenses to all the pending litigation and proceedings discussed above under the heading Litigation and are vigorously defending the lawsuits.  While management is unable to predict with certainty the outcome of the legal proceedings and claims discussed or described herein, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements.

11.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a wholesale generation subsidiary.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:

	Three Months Ended March 31,

	2005				2004

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$2,041	$372	$24	$2,437	$1,942	$369	$20	$2,331
Operating expenses	$1,840	$339	$24	$2,203	$1,743	$303	$24	$2,070
Net income (loss) (b)	$111	$37	$(11)	$137	$105	$53	$(20)	$138

	March 31, 2005				December 31, 2004

	FPL	FPL Energy	Corporate & Other	Total	FPL	FPL Energy	Corporate & Other	Total

	(millions)

Total assets	$19,535	$9,080	$728	$29,343	$19,114	$8,507	$712	$28,333
_____________________
(a)

FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  Residual non-utility interest charges are included in Corporate and Other.

(b)				Income taxes/benefits recognized at the subsidiaries are based on their tax sharing agreement with FPL Group. See further discussion in Note 7.

12.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt and payment guarantees, including its debentures, are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended March 31,

	2005				2004

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$395	$2,042	$2,437	$-	$389	$1,942	$2,331
Operating expenses	-	(362)	(1,841)	(2,203)	-	(327)	(1,743)	(2,070)
Interest charges	(7)	(88)	(43)	(138)	(7)	(75)	(40)	(122)
Other income (deductions) - net	144	56	(137)	63	143	30	(146)	27

Income before income taxes	137	1	21	159	136	17	13	166
Income tax expense (benefit)	-	(31)	53	22	(2)	(21)	51	28

Net income (loss)	$137	$32	$(32)	$137	$138	$38	$(38)	$138

_____________________
(a)						Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets
	March 31, 2005				December 31, 2004

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$8,363	$23,761	$32,124	$-	$8,204	$23,516	$31,720
Less accumulated depreciation and amortization	-	(1,106)	(9,547)	(10,653)	-	(1,026)	(9,468)	(10,494)

Total property, plant and equipment - net	-	7,257	14,214	21,471	-	7,178	14,048	21,226

CURRENT ASSETS
Cash and cash equivalents	54	116	71	241	26	134	65	225
Receivables	18	649	609	1,276	32	423	590	1,045
Other	137	386	1,119	1,642	137	285	835	1,257

Total current assets	209	1,151	1,799	3,159	195	842	1,490	2,527

OTHER ASSETS
Investment in subsidiaries	8,185	-	(8,185)	-	7,674	-	(7,674)	-
Other	116	1,601	2,996	4,713	121	1,448	3,011	4,580

Total other assets	8,301	1,601	(5,189)	4,713	7,795	1,448	(4,663)	4,580

TOTAL ASSETS	$8,510	$10,009	$10,824	$29,343	$7,990	$9,468	$10,875	$28,333

CAPITALIZATION
Common shareholders' equity	$8,090	$1,923	$(1,923)	$8,090	$7,537	$1,525	$(1,525)	$7,537
Long-term debt	-	5,688	2,813	8,501	-	5,214	2,813	8,027

Total capitalization	8,090	7,611	890	16,591	7,537	6,739	1,288	15,564

CURRENT LIABILITIES
Accounts payable and short-term debt	-	171	1,204	1,375	-	156	1,098	1,254
Other	130	655	1,813	2,598	155	1,180	1,659	2,994

Total current liabilities	130	826	3,017	3,973	155	1,336	2,757	4,248

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	197	2,042	2,239	-	192	2,015	2,207
Accumulated deferred income taxes	(5)	889	1,969	2,853	(5)	816	1,874	2,685
Regulatory liabilities	-	-	2,434	2,434	-	-	2,465	2,465
Other	295	486	472	1,253	303	385	476	1,164

Total other liabilities and deferred credits	290	1,572	6,917	8,779	298	1,393	6,830	8,521

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$8,510	$10,009	$10,824	$29,343	$7,990	$9,468	$10,875	$28,333

_____________________
(a)							Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31,

	2005				2004

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	$(36)	$(14)	$264	$214	$109	$204	$634	$947

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and independent power
investments	-	(298)	(400)	(698)	-	(121)	(423)	(544)
Other - net	(403)	8	373	(22)	(29)	(38)	(19)	(86)

Net cash used in investing activities	(403)	(290)	(27)	(720)	(29)	(159)	(442)	(630)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	506	-	506	-	300	236	536
Retirements of long-term debt	-	(607)	-	(607)	-	(3)	-	(3)
Retirements of preferred stock	-	-	(5)	(5)	-	-	-	-
Net change in short-term debt	-	-	200	200	-	(224)	(392)	(616)
Issuances of common stock	603	-	-	603	19	-	-	19
Dividends on common stock	(135)	-	-	(135)	(111)	-	-	(111)
Other - net	(1)	387	(426)	(40)	(10)	(31)	2	(39)

Net cash provided by (used in) financing activities	467	286	(231)	522	(102)	42	(154)	(214)

Net increase (decrease) in cash and cash equivalents	28	(18)	6	16	(22)	87	38	103
Cash and cash equivalents at beginning of period	26	134	65	225	27	98	4	129

Cash and cash equivalents at end of period	$54	$116	$71	$241	$5	$185	$42	$232

_____________________
(a)	Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2004 Form 10-K for FPL Group and FPL.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

Summary - FPL Group's net income for the first quarter of 2005 was $137 million compared to $138 million for the same period in 2004.  These results include unrealized mark-to-market after-tax losses incurred at FPL Energy of $31 million from non-qualifying hedge activity for the three months ended March 31, 2005 compared to FPL Energy's unrealized mark-to-market after-tax losses of $1 million for the comparable period in 2004.  This increase in unrealized mark-to-market losses associated with non-qualifying hedge activity is primarily attributable to increased forward power and natural gas prices during the quarter, as well as the reversal of previously recognized unrealized mark-to-market gains which were realized during the quarter.  Excluding the effects of these non-qualifying hedges, FPL Group's net income for the three months ended March 31, 2005 reflects improved earnings at FPL, FPL Energy and at Corporate and Other.  See Note 11 for segment information.  FPL Group's effective income tax rate for the three months ended March 31, 2005 and 2004 reflects PTCs for wind projects at FPL Energy.  PTCs are recognized as wind energy is generated based on a per kilowatt-hour rate prescribed in applicable federal and state statutes, and amounted to approximately $26 million and $27 million for the three months ended March 31, 2005 and 2004, respectively.  PTCs can significantly affect FPL Group's effective tax rate depending on the amount of pre-tax income and wind generation.

FPL Group's management uses earnings excluding the unrealized mark-to-market effect of non-qualifying hedges (adjusted earnings) internally for financial planning, for analysis of performance, for reporting of results to the board of directors and for FPL Group's employee incentive compensation plan.  FPL Group also uses adjusted earnings when communicating its earnings outlook to analysts and investors.  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, both the size and nature of such items make period to period comparisons of operations difficult and potentially confusing.

In March 2005, FPL Group and certain subsidiaries entered into a definitive agreement to acquire Gexa Corp. (GEXA), a retail electric provider in Texas.  See further discussion of the GEXA transaction below in Liquidity and Capital Resources.

FPL - FPL's net income for the three months ended March 31, 2005 was $111 million compared to $105 million for the same period in 2004.  FPL's net income increased primarily due to retail customer growth partly offset by higher other operations and maintenance (O&M) expenses.

FPL's operating revenues consisted of the following:

	Three Months Ended March 31,

	2005	2004

	(millions)

Retail base operations	$803	$784
Cost recovery clauses and other pass-through costs	1,218	1,141
Other, primarily gas and wholesale sales	20	17

Total	$2,041	$1,942

The increase in retail base revenues was primarily due to a 2.3% increase in the number of customer accounts.  Usage per retail customer was up 0.1% which can be attributed to weather conditions offset by the prior year quarter including an extra day of sales associated with the leap year.  This slight increase in usage resulted in additional revenues from retail base operations of approximately $1 million.  In addition, strong customer growth during the first quarter of 2005, as well as other factors, increased revenues from retail base operations by approximately $18 million.  In March 2005, FPL filed a petition with the FPSC requesting, among other things, a permanent increase in rates and charges sufficient to generate additional total annual revenues of approximately $430 million beginning January 1, 2006.  In addition, FPL is requesting an annual base rate increase of approximately $123 million beginning 30 days following the in-service date of the 1,150 mw natural gas-fired plant at Turkey Point, which is expected to be placed in service in June 2007.  See further discussion in Note 6 - Rate Case.

Revenues from cost recovery clauses and other pass-through costs, such as franchise fees and revenue taxes, do not significantly affect net income; however, under- or over-recovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in these revenues, as well as in fuel, purchased power and interchange expense are primarily driven by changes in energy sales, fuel prices and capacity charges.  In February 2005, FPL began recovering, subject to refund, storm restoration costs from customers.  These storm restoration cost revenues, which amounted to $19 million for the three months ended March 31, 2005, are included in the cost recovery clauses and other pass-through costs caption above; the corresponding expense for the amortization of the storm reserve deficiency is shown as a separate line on the condensed consolidated statements of income.  For further discussion, see Note 6 - Storm Reserve Deficiency.  In addition to these revenues, revenues from cost recovery clauses and other pass-through costs increased as a result of additional fuel clause revenues due to an approximate 6% increase in the fuel clause recovery factor effective January 1, 2005 in response to higher fuel prices.  This also resulted in a $52 million decrease in deferred clause and franchise expenses on FPL Group's and FPL's condensed consolidated balance sheets at March 31, 2005 and positively affected FPL Group's and FPL's cash flows from operations for the three months ended March 31, 2005.  However, based on the latest projections of fuel prices and hedge positions at FPL, FPL Group's and FPL's management believe that cash flow from operations will be reduced as a result of an approximate $200 million increase in underrecovered fuel costs expected by the end of 2005 compared to 2004 year end.

For the first quarter of 2005, FPL's O&M expenses reflect higher employee benefit expenses primarily associated with the pension transition credit that was fully amortized by 2004, as well as increases in medical costs, higher property and liability insurance premiums and higher employee costs.  In conjunction with an NRC order, FPL has performed visual and volumetric inspections of its nuclear units' reactor vessel heads during their scheduled refueling outages since October 2002.  The inspections at St. Lucie Unit No. 2 revealed control rod drive mechanism (CRDM) nozzles with cracks, which were repaired during the outages in 2003 and in January 2005.  It is anticipated that additional CRDM nozzle repairs will be needed at St. Lucie Unit No. 2's next outage currently scheduled for the spring of 2006.  During the fall of 2004, FPL replaced the reactor vessel head at Turkey Point Unit No. 3.  FPL anticipates replacing the reactor vessel heads at Turkey Point Unit No. 4 and St. Lucie Unit No. 1 during their next scheduled refueling outage in the spring and fall of 2005, respectively.  In January 2005, FPL received permission from the NRC to plug up to 30% of St. Lucie Unit No. 2's steam generator tubes.  To date, 18.9% of these tubes have been plugged.  Current projections indicate that the 30% tube plugging limit could be exceeded during St. Lucie Unit No. 2's next scheduled refueling outage in the spring of 2006.  Management is currently evaluating various options, including sleeving degraded tubes, to stay within the tube plugging limit.  FPL has requested NRC approval to sleeve degraded tubes as an alternative to plugging.  Sleeving degraded tubes is a more expensive process than plugging and, depending on the number of tubes that need to be sleeved, could significantly increase the length of the outage.  In addition, management is considering accelerating the replacement of St. Lucie Unit No. 2's steam generators and reactor vessel head from the fall of 2007 to as early as the spring of 2006.  At March 31, 2005, the remaining cost, including AFUDC, to replace the reactor vessel heads at Turkey Point Unit No. 4, St. Lucie Units Nos. 1 and 2 and the steam generators at St. Lucie Unit No. 2 is expected to be $310 million and is included in FPL's estimated capital expenditures.  See Note 10 - Commitments.  The cost of performing inspections and any necessary repairs until the reactor vessel heads are replaced is being recognized as expense on a levelized basis over a five-year period beginning in 2002, as authorized by the FPSC, and amounted to approximately $2 million in both the three months ended March 31, 2005 and March 31, 2004.

In conjunction with a 2004 NRC bulletin, FPL must perform inspections of all alloy 600 and weld materials in pressurizer locations and connected steam space piping.  To date, no leaks have been identified based on inspections at St. Lucie Units Nos. 1 and 2.  Due to the amount of time and cost associated with correcting potential leaks, FPL has decided to replace St. Lucie Unit No. 1's pressurizer during its next scheduled refueling and reactor vessel head replacement outage.  The estimated cost for the pressurizer is included in estimated capital expenditures.  See Note 10 - Commitments.  FPL has decided to repair St. Lucie Unit No. 2's pressurizer heater sleeve penetrations during its scheduled refueling and steam generator and reactor vessel head replacement outage in the fall of 2007.  The estimated cost of this repair is approximately $12 million, which will be charged to O&M expense.  All pressurizer penetrations and welds at Turkey Point Units Nos. 3 and 4 utilize a different material.

Depreciation and amortization expense decreased approximately $1 million in the first quarter of 2005 primarily due to certain property items being fully depreciated.  This was partially offset by additional depreciation from FPL's continued investment in transmission and distribution expansion to support customer growth and demand.  There were no major additions to power generating units in service during the period as the last time power generating units were placed in service was in 2003.   FPL expects to place in service two new plants totaling approximately 1,900 mw by mid-2005 and a 1,150 mw plant by mid-2007.

Interest charges increased for the three months ended March 31, 2005 due to both higher average debt balances and higher average interest rates.

FPL Energy - FPL Energy's net income for the quarter ended March 31, 2005 was $37 million compared to $53 million for the comparable period in 2004.  During the first quarter of 2005, FPL Energy recorded $31 million of after-tax net unrealized mark-to-market losses from non-qualifying hedges compared to losses of $1 million in the same period of 2004.  For further discussion of derivative instruments, see Note 2.

FPL Energy added 973 mw of wind, gas-fired and solar generation during late 2004 and early 2005.  These project additions reduced first quarter 2005 net income by approximately $5 million reflecting after-tax losses from a gas-fired plant in the PJM Interconnection, L.L.C. region partially offset by contributions from new wind assets.  The gas-fired plant experienced losses primarily due to lower than expected generation and prices.  FPL Energy's operating revenues for the first quarter of 2005 increased $3 million compared to the prior year quarter primarily due to higher revenues due to project additions and favorable market conditions in the Electric Reliability Council of Texas (ERCOT) region.  This was partially offset by higher unrealized mark-to-market non-qualifying hedge losses and lower wind generation primarily from below normal wind resources.  FPL Energy's operating expenses increased $36 million primarily driven by higher fuel costs and project additions.

Equity in earnings of equity method investees for the quarter ended March 31, 2005 increased $4 million from the prior year quarter primarily due to the positive effects on operating results of prior contract restructurings and the absence of an impairment loss recorded in the prior year partially offset by lower gains on contract restructuring activities and higher unrealized losses from non-qualifying hedge activity in the portfolio.  During the first quarter of 2005, FPL Energy recorded a $13 million gain on a contract restructuring while in the prior year FPL Energy recorded a net gain of approximately $52 million on the termination of a gas supply contract and a steam agreement which was essentially offset by an impairment loss recorded as a result of agreeing to sell its interest in a combined-cycle power plant in Texas.

FPL Energy's net income for the first quarter of 2005 also reflected higher interest expense of approximately $8 million associated with increasing average debt balances due to growth in the business, as well as an increase in average interest rates of 53 basis points compared with the same period in 2004.  In addition, other - net in FPL Group's condensed consolidated statements of income includes an $8 million pre-tax gain on the sale of a joint venture project and higher interest income.  PTCs from FPL Energy's wind projects are reflected in FPL Energy's earnings.  PTCs are recognized as wind energy is generated based on a per kilowatt-hour rate prescribed in applicable federal and state statutes, and amounted to $26 million and $27 million for the three months ended March 31, 2005 and 2004, respectively.

FPL Energy's earnings are subject to variability due to, among other things, operational performance, commodity price exposure, counterparty performance, weather conditions and project restructuring activities.  FPL Energy's exposure to commodity price risk is reduced by the degree of contract coverage obtained for 2005 and 2006.  As of March 31, 2005, FPL Energy's capacity under contract for the remainder of 2005 and 2006 is as follows:

	Remainder of 2005			2006

Project Portfolio Category	Available MW (a)	% MW Under Contract		Available MW (a)	% MW Under Contract

Wind	2,968	97%	(b)	3,199	91%	(b)
Contracted (c)	2,215	99%	(b)	2,044	99%	(b)
Merchant: (d)
NEPOOL (e)	2,287	69%	(f)	2,343	42%	(f)
ERCOT	2,662	82%	(f)	2,644	48%	(f)
All Other	1,284	26%	(f)	1,446	17%	(f)

Total portfolio (g)	11,415	80%	(f)	11,675	64%	(f)

_____________________
(a)	Weighted to reflect in-service dates, planned maintenance and Seabrook's refueling outages and power uprates in 2005 and 2006.
(b)	Reflects round-the-clock mw under contract.
(c)	Includes all projects with mid- to long-term purchase power contracts for substantially all of their output.
(d)	Includes only those facilities that require active hedging.
(e)	New England Power Pool.
(f)	Reflects on-peak mw under contract.
(g)	Totals may not add due to rounding.

FPL Energy expects its future portfolio capacity growth to come primarily from wind development due to the extension of the production tax credit program through 2005 for new wind facilities, as well as from asset acquisitions.  During the first quarter of 2005, FPL Energy began commercial operation of a 114 mw wind plant in Texas and purchased a 45% ownership interest, or approximately 68 mw, in several solar power projects in California.  FPL Energy expects to add a total of 500 mw to 750 mw of wind generation by the end of 2005, including the 114 mw plant added in the first quarter and 327 mw currently under construction.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates interest charges to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  Corporate and Other's net loss for the first quarter of 2005 was $11 million compared to a net loss of $20 million for the comparable period in 2004.  Results for the three months ended March 31, 2005 include a $7 million gain ($4 million after tax) from the termination of a leveraged lease agreement, which is included in other - net in FPL Group's condensed consolidated statements of income.  Also included in other - net is additional interest income.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for working capital, capital expenditures, investments in or acquisitions of assets and businesses, to pay maturing debt obligations and, from time to time, to redeem outstanding debt and/or repurchase common stock.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  Credit ratings can affect FPL Group's, FPL's and FPL Group Capital's ability to obtain short- and long-term financing, the cost of such financing and the execution of their financing strategies.  Absent new investment opportunities in 2005, management expects cash to be available to FPL Group in excess of needs that are presently identified.

In February 2005, FPL Group's board of directors approved a two-for-one stock split of FPL Group's common stock effective March 15, 2005.  FPL Group's authorized common stock increased from 400 million to 800 million shares.  Also in February 2005, FPL Group's board of directors authorized a new common stock repurchase plan of up to 20 million shares of common stock (after giving effect to the 2005 stock split) over an unspecified period and terminated a previous common stock repurchase plan.

Bank lines of credit currently available to FPL Group and its subsidiaries, including FPL, are as follows:

FPL (a)	FPL Group Capital	Total	Maturity Date

(millions)

$500	$1,000	$1,500	October 2006
1,000	1,000	2,000	October 2009 (b)

$1,500	$2,000	$3,500

_____________________
(a)	Excludes a $100 million senior secured revolving credit facility of a consolidated FPL VIE that leases nuclear fuel to FPL. See below.
(b)

These facilities provide for the issuance of letters of credit of up to $1.5 billion ($750 million for FPL and $750 million for FPL Group Capital).  The issuance of letters of credit is subject to the aggregate commitment under the applicable facility.

These credit facilities are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a transmission and distribution property loss (in the case of FPL), as well as for general corporate purposes.  At March 31, 2005, letters of credit totaling $337 million were outstanding under FPL Group Capital's credit facilities and no amounts were outstanding under FPL's credit facilities.  FPL Group (which guarantees payment of FPL Group Capital credit facilities) is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL Group Capital's credit facilities and FPL is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL's credit facilities.  At March 31, 2005, FPL Group and FPL were each in compliance with the respective ratio.

In addition, FPL Group Capital and FPL have each established an uncommitted credit facility with a bank to be used for general corporate purposes.  The bank may at its discretion, upon the request of FPL Group Capital or FPL, make a short-term loan or loans to FPL Group Capital or FPL in an aggregate amount determined by the bank, which is subject to change at any time.  The terms of the specific borrowings under the uncommitted credit facilities, including maturity, are set at the time borrowing requests are made by FPL Group Capital or FPL.  At March 31, 2005, there were no amounts outstanding for either FPL Group Capital or FPL under the uncommitted credit facilities.

A consolidated FPL VIE that leases nuclear fuel to FPL has established a $100 million senior secured revolving credit facility, which expires in June 2009, to provide backup support for its commercial paper program.  FPL has provided an unconditional guarantee of the payment obligations of the VIE under the credit facility, which is included in the guarantee discussion below.  At March 31, 2005, the VIE had no outstanding borrowings under the revolving credit facility and had approximately $55 million of commercial paper outstanding.  FPL also provides an unconditional payment guarantee of the VIE's $135 million of 2.34% senior secured notes, maturing in June 2006, which is included in the guarantee discussion below.

In January 2005, FPL redeemed all 250,000 shares of its $100 par value 4 1/2% (Series A and Series V) preferred stock outstanding at December 31, 2004 and FPL Group Capital redeemed approximately $5 million of 7.35% bonds due 2013.  In February 2005, in accordance with its variable rate construction term facility agreement, an FPL Energy subsidiary entered into an interest rate swap to receive LIBOR and pay a fixed rate of 4.255% to hedge specified notional amounts ranging from approximately $4 million to $6 million through November 2007 and approximately $163 million to $173 million from November 2007 until the related debt matures in June 2008.  On February 16, 2005, FPL Group issued 18,540,180 shares of common stock in return for approximately $575 million in proceeds, upon settlement of the stock purchase contracts issued in connection with its Corporate Units issued in February 2002.  In February 2005, subsidiaries of FPL Energy which own nine wind energy projects representing 534 mw of capacity, sold $365 million of 5.608% limited-recourse senior secured bonds maturing in March 2024 and $100 million of 6.125% limited-recourse senior secured bonds maturing in March 2019.

In March 2005, FPL Group and certain subsidiaries entered into a definitive agreement to acquire GEXA, a retail electric provider in Texas serving approximately 800 mw of load to over 100,000 small commercial and residential customers.  The definitive agreement provides that GEXA's shares will be exchanged for approximately $81 million of FPL Group common stock.  The transaction is subject to certain conditions, including the approval of GEXA's shareholders and certain regulatory approvals.  It is anticipated that this transaction will close by the end of the third quarter of 2005 and it is expected to be accretive to FPL Group's 2005 earnings per share.

The following provides various metrics regarding FPL Group's (including FPL's) and FPL's outstanding debt:

	FPL Group		FPL

	March 31,	December 31,	March 31,	December 31,
	2005	2004	2005	2004

Weighted-average annual interest rate (a)	5.4%	5.4%	4.9%	4.9%
Weighted-average life (years)	8.8	8.7	13.4	14.3
Annual average of floating rate debt to total debt (a)	39%	31%	45%	34%
_____________________
(a)				Calculations include interest rate swaps.

FPL Group's commitments at March 31, 2005 were as follows:

	2005	2006	2007	2008	2009	Thereafter	Total

	(millions)
Long-term debt, including interest: (a)
FPL	$643	$267	$130	$324	$337	$4,312	$6,013
FPL Energy	236	266	572	514	175	1,333	3,096
Corporate and Other	164	1,306	1,187	577	666	932	4,832
Corporate Units	11	2	-	-	-	-	13
Purchase obligations:
FPL (b)	4,415	3,820	2,965	2,415	2,325	7,960	23,900
FPL Energy (c)	338	57	71	54	54	778	1,352
Asset retirement activities: (d)
FPL (e)	-	-	-	-	-	7,056	7,056
FPL Energy (f)	-	-	-	-	-	1,625	1,625
Other commitments:
Corporate and Other	48	-	-	-	-	-	48

Total	$5,855	$5,718	$4,925	$3,884	$3,557	$23,996	$47,935

_____________________
(a)						Includes principal, interest and interest rate swaps. Variable rate interest was computed using March 31, 2005 rates.
(b)

Represents required capacity and minimum payments under long-term purchased power and fuel contracts, the majority of which is recoverable through various cost recovery clauses (see Note 10 - Contracts), and projected capital expenditures through 2009 to meet increased electricity usage and customer growth, as well as capital improvements to and maintenance of existing facilities (see Note 10 - Commitments).

(c)

Represents firm commitments primarily in connection with natural gas transportation, supply and storage, firm transmission service, nuclear fuel and a portion of its capital expenditures.  See Note 10 - Commitments and Contracts.

(d)						Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.
(e)						At March 31, 2005, FPL had $1,959 million in restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units, which are included in special use funds.
(f)

At March 31, 2005, FPL Energy's 88.23% portion of Seabrook's restricted trust fund for the payment of future expenditures to decommission Seabrook was $297 million and is included in FPL Group's special use funds.

FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At March 31, 2005, FPL Group had standby letters of credit of approximately $616 million ($22 million for FPL) and approximately $4,695 million notional amount of guarantees ($250 million for FPL), of which approximately $4,339 million ($262 million for FPL) have expirations within the next five years.  These letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt-related reserves and other contractual agreements.  FPL Group and FPL believe it is unlikely that they would be required to perform or otherwise incur any losses associated with these letters of credit and guarantees.  At March 31, 2005, FPL Group and FPL did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  See Note 10 - Commitments.

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

An FPL Energy subsidiary is committed to purchase oil and gas inventory remaining in certain storage facilities at December 31, 2005 at its weighted-average cost.  At March 31, 2005, the subsidiary's commitment is estimated to be from $0 to approximately $88 million, based on a potential range of zero to full storage volume at the current average forward price of oil and gas.  Upon expiration of the commitment, FPL Energy expects to either negotiate a new contract or use any remaining fuel to operate the related plant.

During the third quarter of 2004, FPL was impacted by Hurricanes Charley, Frances and Jeanne, each of which did major damage in parts of FPL's service territory and collectively resulted in over 5.4 million customer power outages.  Damage to FPL property was primarily to the transmission and distribution systems and the storm restoration costs amounted to approximately $890 million.  In addition, FPL estimated it had sustained other property losses totaling approximately $109 million which is expected to be recovered from insurance carriers, of which $20 million has been advanced.  At the end of 2004, all funds available to be used for these storms were withdrawn from the storm fund to pay for storm restoration costs and approximately $536 million were deferred pursuant to an order from the FPSC and recorded as a regulatory asset on FPL Group's and FPL's condensed consolidated balance sheets.  Pursuant to a separate FPSC order, in February 2005 FPL began recovering, subject to refund, storm restoration costs from customers.  In the first quarter of 2005, FPL collected $19 million of storm restoration costs from customers and recorded $3 million of interest due from customers on the unrecovered balance.  The interest is included in other income (deductions) - other in the condensed consolidated statements of income.  At March 31, 2005, the $520 million remaining storm reserve deficiency is recorded as a regulatory asset on FPL Group's and FPL's condensed consolidated balance sheets.  See further discussion in Note 6 - Storm Reserve Deficiency.  FPL's bank lines of credit discussed above are also available if needed to provide additional liquidity for storm restoration costs.

New Accounting Rules and Interpretations

Stock-Based Compensation - Beginning January 1, 2006, FPL Group will be required to adopt FAS 123(R), "Share-Based Payment."  The statement requires costs related to share-based payment transactions to be recognized in the financial statements based on grant-date fair value.  Because FPL Group adopted the fair value recognition provisions of FAS 123, "Accounting for Stock-Based Compensation," on January 1, 2004, the adoption of FAS 123(R) is not expected to have a significant financial statement impact for the year ended December 31, 2006.

Accounting for Conditional Asset Retirement Obligations - In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FAS 143, "Accounting for Asset Retirement Obligations."  See Note 9.

Pensions and Other Postretirement Benefits - In May 2004, the FASB issued Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."  See Note 1.

Accumulated Other Comprehensive Income

FPL Group's total other comprehensive income (OCI) activity for the three months ended March 31, 2005 is as follows:

	Accumulated Other Comprehensive Income (Loss)

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

	(millions)

Balances, December 31, 2004	$(67)	$21	$(46)
Commodity hedges - consolidated subsidiaries:
Effective portion of net unrealized losses (net of $43 tax benefit)	(62)	-	(62)
Reclassification from OCI to net income (net of $5 tax expense)	8	-	8
Interest rate hedges - consolidated subsidiaries:
Effective portion of net unrealized gains (net of $2 tax expense)	3	-	3
Reclassification from OCI to net income (net of $1 tax expense)	1	-	1
Net unrealized losses on available for sale securities
(net of $3 tax benefit)	-	(5)	(5)

Balances, March 31, 2005	$(117)	$16	$(101)

FPL Group's total OCI activity for the three months ended March 31, 2004 was as follows:

	Accumulated Other Comprehensive Income (Loss)

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

	(millions)

Balances, December 31, 2003	$(10)	$14	$4
Commodity hedges - consolidated subsidiaries:
Effective portion of net unrealized losses (net of $12 tax benefit)	(19)	-	(19)
Reclassification from OCI to net income (net of $1 tax benefit)	(2)	-	(2)
Interest rate hedges - consolidated subsidiaries:
Effective portion of net unrealized losses (net of $4 tax benefit)	(7)	-	(7)
Reclassification from OCI to net income (net of $1 tax expense)	2	-	2
Net unrealized gains on available for sale securities
(net of $2 tax expense)	-	3	3

Balances, March 31, 2004	$(36)	$17	$(19)

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading - Certain of FPL Group's subsidiaries, including FPL and FPL Energy, use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage the commodity price risk inherent in fuel and electricity contracts, as well as to optimize the value of power generation assets.  To a lesser extent, FPL Energy engages in limited energy trading activities to take advantage of expected future favorable price movements.

Derivative instruments, when required to be marked to market under FAS 133, as amended, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability (in derivative assets, other assets, derivative liabilities and other liabilities) measured at fair value.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel clause and the capacity clause.  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized net in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2005 are as follows:

		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)

Fair value of contracts outstanding at December 31, 2004	$6	$(2)	$(10)	$(109)	$(9)	$(124)
Reclassification to realized at settlement of contracts	(3)	-	(7)	13	7	10
Effective portion of changes in fair value recorded in OCI	-	-	-	(106)	-	(106)
Ineffective portion of change in fair value recorded in earnings	-	-	(5)	-	-	(5)
Changes in fair value excluding reclassification to realized	3	(2)	(23)	-	291	269

Fair value of contracts outstanding at March 31, 2005	6	(4)	(45)	(202)	289	44
Net option premium payment	-	-	-	-	25	25

Total mark-to-market energy contract net assets (liabilities) at
March 31, 2005	$6	$(4)	$(45)	$(202)	$314	$69

FPL Group's total mark-to-market energy contract net assets (liabilities) at March 31, 2005 shown above are included in the condensed consolidated balance sheet as follows:

March 31, 2005

(millions)

Derivative assets	$443
Other assets	41
Derivative liabilities	(215)
Other liabilities	(200)

FPL Group's total mark-to-market energy contract net assets	$69

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2005 are as follows:

	Maturity

	2005	2006	2007	2008	2009	Thereafter	Total

	(millions)
Proprietary Trading:
Actively quoted (i.e., exchange trade) prices	$(8)	$(6)	$-	$-	$-	$-	$(14)
Prices provided by other external sources	27	21	1	-	-	-	49
Modeled	(19)	(12)	-	1	-	1	(29)

Total	-	3	1	1	-	1	6

Owned Assets - Managed:
Actively quoted (i.e., exchange trade) prices	(11)	(1)	-	-	-	-	(12)
Prices provided by other external sources	15	2	-	-	-	-	17
Modeled	(8)	(1)	-	-	-	-	(9)

Total	(4)	-	-	-	-	-	(4)

Owned Assets - Non-Qualifying:
Actively quoted (i.e., exchange trade) prices	22	-	(4)	-	-	-	18
Prices provided by other external sources	2	(8)	(4)	(1)	-	-	(11)
Modeled	(31)	(9)	-	-	-	(12)	(52)

Total	(7)	(17)	(8)	(1)	-	(12)	(45)

Owned Assets - OCI:
Actively quoted (i.e., exchange trade) prices	(1)	-	-	-	-	-	(1)
Prices provided by other external sources	(38)	(52)	(62)	(14)	-	-	(166)
Modeled	(12)	(6)	(5)	(4)	(6)	(2)	(35)

Total	(51)	(58)	(67)	(18)	(6)	(2)	(202)

Owned Assets - FPL Cost Recovery Clauses:
Actively quoted (i.e., exchange trade) prices	225	-	-	-	-	-	225
Prices provided by other external sources	64	-	-	-	-	-	64
Modeled	-	-	-	-	-	-	-

Total	289	-	-	-	-	-	289

Total sources of fair value	$227	$(72)	$(74)	$(18)	$(6)	$(13)	$44

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2004 were as follows:

		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)

Fair value of contracts outstanding at December 31, 2003	$7	$1	$21	$(11)	$94	$112
Reclassification to realized at settlement of contracts	(3)	(1)	(24)	(3)	(24)	(55)
Effective portion of changes in fair value recorded in OCI	-	-	-	(31)	-	(31)
Ineffective portion of change in fair value recorded in earnings	-	-	(3)	-	-	(3)
Changes in fair value excluding reclassification to realized	4	1	5	-	75	85

Fair value of contracts outstanding at March 31, 2004	8	1	(1)	(45)	145	108
Net option premium payment (receipts)	-	-	(9)	-	26	17

Total mark-to-market energy contract net assets (liabilities) at
March 31, 2004	$8	$1	$(10)	$(45)	$171	$125

Market Risk Sensitivity - Financial instruments and positions affecting the financial statements of FPL Group and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates or equity prices over the next year.  Management has established risk management policies to monitor and manage market risks.  FPL Group's Exposure Management Committee (EMC), which is comprised of certain members of senior management, is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC receives periodic updates on market positions and related exposures, credit exposures and overall risk management activities.  FPL Group and FPL manage their interest rate exposure by monitoring current interest rates, entering into interest rate swaps and adjusting their variable rate debt in relation to total capitalization.

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of March 31, 2005 and December 31, 2004, the VaR figures are as follows:

	Trading and Managed Hedges			Non-Qualifying Hedges and Hedges in OCI (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2004	$-	$-	$-	$55	$12	$48	$55	$15	$47
March 31, 2005	$-	$3	$3	$29	$18	$23	$29	$19	$25

Average for the period ended
March 31, 2005	$-	$1	$1	$44	$14	$37	$44	$15	$37
_____________________
(a)

Non-qualifying hedges are employed to reduce the market risk exposure to physical assets which are not marked to market.  The VaR figures for the non-qualifying hedges and hedges in OCI category do not represent the economic exposure to commodity price movements.

Interest rate risk - FPL Group and FPL are exposed to risk resulting from changes in interest rates as a result of their issuances of debt, investments in special use funds and interest rate swaps.  FPL Group and FPL manage their interest rate exposure by monitoring current interest rates, entering into interest rate swaps and adjusting their variable rate debt in relation to total capitalization.

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:

	March 31, 2005			December 31, 2004

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

FPL Group:	(millions)
Long-term debt, including current maturities	$9,137	$9,386	(a)	$9,247	$9,611	(a)
Fixed income securities:
Special use funds	$1,233	$1,233	(b)	$1,219	$1,219	(b)
Other investments	$77	$77	(b)	$72	$72	(b)
Interest rate swaps - net unrealized loss	$(20)	$(20	) (c)	$(11)	$(11	)(c)

FPL:
Long-term debt, including current maturities	$3,309	$3,395	(a)	$3,311	$3,438	(a)
Fixed income securities:
Special use funds	$1,094	$1,094	(b)	$1,081	1,081	(b)
Interest rate swaps - net unrealized loss	$(4)	$(4	) (c)	$(2)	$(2	) (c)
_____________________
(a)	Based on market prices provided by external sources.
(b)	Based on quoted market prices for these or similar issues.
(c)	Based on market prices modeled internally.

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

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At March 31, 2005, the estimated fair value for interest rate swaps was as follows:
Notional Amount		Effective Date	Maturity Date	Rate Paid		Rate Received	Estimated Fair Value

(millions)							(millions)

Fair value hedges - FPL:
	$250	April 2004	December 2005	variable	(a)	6.875%	$(2)
	$250	May 2004	December 2005	variable	(b)	6.875%	(2)

Fair value hedges - FPL Group Capital:
	$150	July 2003	September 2006	variable	(c)	7.625%	(4)
	$150	July 2003	September 2006	variable	(d)	7.625%	(4)
	$195	October 2004	April 2006	variable	(e)	3.250%	(2)
	$55	October 2004	April 2006	variable	(f)	3.250%	(1)
	$195	October 2004	April 2006	variable	(g)	3.250%	(3)
	$55	October 2004	April 2006	variable	(h)	3.250%	(1)
	$300	November 2004	February 2007	variable	(i)	4.086%	(4)
	$275	December 2004	February 2007	variable	(j)	4.086%	(3)

Total fair value hedges							(26)

Cash flow hedges - FPL Energy:
	$95	July 2002	December 2007	4.410%		variable (k)	-
	$195	August 2003	November 2007	3.557%		variable (k)	3
	$5	February 2005	June 2008	4.255%		variable (k)	-
	$89	December 2003	December 2017	4.245%		variable (k)	2
	$30	April 2004	December 2017	3.845%		variable (k)	1

Total cash flow hedges							6

Total interest rate hedges							$(20)

_____________________
(a)	Six-month LIBOR plus 3.7285%
(b)	Six-month LIBOR plus 3.6800%
(c)	Six-month LIBOR plus 4.9900%
(d)	Six-month LIBOR plus 4.9925%
(e)	Six-month LIBOR plus 0.0153%
(f)	Six-month LIBOR plus 0.0100%
(g)	Six-month LIBOR plus 0.1500%
(h)	Six-month LIBOR plus 0.1525%
(i)	Three-month LIBOR plus 0.50577%
(j)	Three-month LIBOR plus 0.4025%
(k)	Three-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $253 million ($110 million for FPL) at March 31, 2005.

Equity price risk - Included in the special use funds of FPL Group are marketable equity securities carried at their market value of approximately $1,026 million and $1,051 million ($869 million and $890 million for FPL) at March 31, 2005 and December 31, 2004, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $103 million ($87 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at March 31, 2005.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of March 31, 2005, approximately 99% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have at least investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

(b)  Changes in Internal Control over Financial Reporting

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3.  Legal Proceedings in the 2004 Form 10-K for FPL Group and FPL.

In the Thomas and Jenkins lawsuit, a hearing on plaintiffs' motion for leave to file their third amended complaint adding four more plaintiffs and seeking leave to add a claim for punitive damages was held on April 29, 2005.  A hearing on plaintiffs' motion for class certification has been scheduled for late June 2005.

With respect to the issue of behind-the-meter generation and load ratio pricing for network integration transmission service at issue in the April 2004 FMPA petition to the DC circuit for review of FERC's December 2003 and March 2004 orders, oral argument was held on March 22, 2005.  FPL estimates its exposure for refunds to FMPA on this issue to be approximately $2 million at March 31, 2005.

On April 25, 2005, FPL made its further compliance filing with FERC reflecting a $0.04 per kw per month reduction in FPL's current network transmission rate, resulting in a refund obligation of approximately $3 million to FMPA and approximately $0.5 million to Seminole at March 31, 2005.  The refund obligation based on FMPA's position is approximately $28 million to FMPA and $6 million to Seminole at March 31, 2005.

In the Adelphia lawsuit, FPL Group has filed an answer to the complaint and believes that the complaint is without merit.

In each of the Finestone and Blake and Lowe lawsuits, plaintiffs have now filed a motion to amend their amended complaint.  The proposed amended pleading has expanded to sixteen counts, nine of which were previously dismissed by the court.  The six new counts, alleging negligence and strict liability, seek to add as defendants the alleged manufacturers of the fuel rods and cladding purportedly utilized in the operation of the St. Lucie plant.  FPL has opposed plaintiffs' motions, which are pending.

In the Wooldridge lawsuit, the plaintiffs appealed the court decision to grant the drug manufacturing and distribution companies and the dental associations' motions to dismiss, but that appeal was dismissed for failure by the appellant to file any papers.

In the Roig lawsuit, the drug manufacturing and distribution companies have moved to dismiss the district court's decision to remand the action back to the state court.

In the Albert Litter lawsuit, in March 2005, the Third DCA entered its final order overturning the lower court and granting FPL's motion to dismiss, ruling that the FPSC has exclusive jurisdiction over this issue.

With respect to the February 2005 FPSC decision regarding the thermal demand meters issue, Southeastern Utility Services, Inc. has moved the FPSC for partial reconsideration on the issues of the interest rate to be used in calculating the refunds and how meters are to be tested in the future.

In the TXU Portfolio Management Company lawsuit, the non-jury trial was rescheduled for March 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

FPL Group, Inc. Purchases of Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

				(thousands)

1/1/05 - 1/31/05	-	$-	-	5,402
2/1/05 - 2/28/05	47,032	$39.78	-	20,000
3/1/05 - 3/31/05	15,282	$40.48	-	20,000

Total	62,314		-

_____________________
(a)

Represents shares of common stock purchased by FPL Group from employees to pay taxes related to the vesting of restricted stock granted to such employees under FPL Group's Long-Term Incentive Plan.  The number of shares and average price paid per share were adjusted to reflect the 2005 stock split.

(b)

In February 1997, FPL Group's board of directors authorized the repurchase of up to 10 million shares of common stock over an unspecified period as part of a publicly announced program.  In February 2005, FPL Group's board of directors terminated the February 1997 common stock repurchase plan and authorized a new common stock repurchase plan of up to 20 million shares of common stock (after giving effect to the 2005 stock split) over an unspecified period.

Item 5.  Other Information
(a)	None
(b)	None
(c)	Other Events

(i) Reference is made to Item 1. Business - FPL Operations - Environmental and FPL Energy Operations - Environmental in the 2004 Form 10-K for FPL Group and FPL.

Clean Air Act Mercury/Nickel Rule - The EPA proposed a final rule in March 2005 retracting its final determination to Congress that mercury should be regulated under Section 112 of the Clean Air Act to set Maximum Achievable Control Technology (MACT) standards.  Instead, the EPA proposes to regulate mercury emissions from coal-fired electric utility steam generating units under Section 111 of the Clean Air Act.  In this revision, the EPA proposes to reduce mercury emissions starting in 2010 through "cobenefits" reduction occurring as a result of pollution control equipment installed in response to the Clean Air Interstate Rule.  This revision will also allow the EPA to implement a mercury emissions trading program.  There is considerable opposition to the proposed final rule from environmental groups, which contend that there should be more stringent control of mercury emissions.  While the final requirements are uncertain, it is possible that Scherer Unit No. 4, St. Johns River Power Park Units Nos. 1 and 2 and FPL Energy's coal-fired unit, as well as certain coal-fired units from which FPL purchases power, may be required to add additional pollution control equipment or purchase emission allowances in order to achieve compliance with the proposed mercury emission limits.

In addition, the EPA determined that new data indicated that nickel emissions from oil-fired units should not be regulated under the MACT standards.  In March 2005, the EPA published a final rule delisting both oil and nickel from the requirements of regulation under Section 112.  It is anticipated that both the mercury and nickel rulemaking decisions could be challenged by various states and environmental groups.

Clean Air Interstate Rule (CAIR) - In March 2005, the EPA published a final CAIR that requires sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions reductions from electric generating units in 28 states where their emissions are transported to downwind states allegedly resulting in fine particulate (PM 2.5) and ozone non-attainment.  The final rule requires phased reductions in SO2 emissions by 2010 and by 2015, and reductions in NOx emissions by 2009 and by 2015, eventually reaching a nationwide reduction of 65% below a 2002 baseline emission rate for each.  In the final rule, through the use of modeling data, several states in which FPL and FPL Energy facilities are located were determined to be contributors of PM 2.5 and/or ozone production in downwind states.  However, FPL believes that the emissions from its Florida generating facilities are not affecting the non-attainment status of downwind areas.  While the final requirements are uncertain, it is possible that the FPL generating facilities in Florida and Georgia may be required to add additional SO2 and NOx controls or purchase emissions allowances to meet the compliance requirements of the final rule.  The final rule is not expected to have a material impact on FPL Energy.

(ii) Reference is made to Item 1. Business - FPL Operations - Fuel in the 2004 Form 10-K for FPL Group and FPL.

The U.S. Department of Energy now asserts that the Yucca Mountain site is expected to open no earlier than 2012.

(iii) Reference is made to Item 1. Business - FPL Operations - Employees in the 2004 Form 10-K for FPL Group and FPL.

Certain of FPL's employees are represented by the International Brotherhood of Electrical Workers (IBEW) under a collective bargaining agreement with FPL which has been extended until October 31, 2005.  In April 2005, the IBEW notified FPL that it rejected FPL's most recent proposal and at this time no discussions are scheduled.  However, FPL will continue to evaluate its options.

Item 6.  Exhibits

Exhibit Number	Description	FPL Group	FPL

*3(i)a	Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through March 10, 2005 (filed as Exhibit 3(i) to Form S-4, File No. 333-124438)	x
*3(i)b	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)c	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)d	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)j to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)j	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)k to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)k	Amendment to FPL's Restated Articles of Incorporation dated February 11, 2005 (filed as Exhibit 3(i)m to Form 10-K for the year ended December 31, 2004, File No. 1-8841)		x
*3(ii)a	Bylaws of FPL Group as amended February 12, 2001 (filed as Exhibit 3(ii)a to Form 10-K for the year ended December 31, 2000, File No. 1-8841)	x
*3(ii)b	Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated May 1, 1992, File No. 1-3545)		x
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

x
*4(c)

Third Amendment to Rights Agreement, dated as of January 1, 2004, between
FPL Group, Computershare Investor Services, LLC as successor rights agent, and EquiServe Trust Company, N.A. as predecessor rights agent (filed as
Exhibit 4 to Form 8-A/A dated December 19, 2003, File No. 1-8841)

x
*4(d)

Purchase Contract Agreement, dated as of June 1, 2002, between FPL Group and The Bank of New York, as Purchase Contract Agent and Trustee
(filed as Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 2002,
File No. 1-8841)

x
*4(e)

Certificate of Adjustment, dated March 15, 2005, to the Rights Agreement, dated
July 1, 1996, as amended, between FPL Group, Inc. and Computershare Investor
Services, LLC, as successor rights agent (filed as Exhibit 4(b) to Form 8-K dated
March 11, 2005, File No. 1-8841)

x
*4(f)

Certificate of Adjustment, dated March 15, 2005, to the Purchase Contract
Agreement, dated as of June 1, 2002, between FPL Group, Inc. and The Bank of New York, as purchase contract agent and trustee (filed as Exhibit 10 to
Form 8-K dated March 11, 2005, File No. 1-8841)

x
*10(a)	FPL Group, Inc. Amended and Restated Long Term Incentive Plan, as amended and restated February 18, 2005 (filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 2004, File No. 1-8841)	x	x
*10(b)	Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement (filed as Exhibit 10(a) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(c)	Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10(b) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(d)	Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10 to Form 8-K dated January 28, 2005, File No. 1-8841)	x	x
*10(e)

Form of FPL Group, Inc. Amended and Restated Long Term Incentive Plan
Stock Option Award - Non-Qualified Stock Option Agreement (filed as
Exhibit 10(c) to Form 8-K dated December 29, 2004, File No. 1-8841)

		x	x
*10(f)

Form of FPL Group, Inc. Amended and Restated Long Term Incentive Plan Stock
Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(d) to to Form 8-K dated December 29, 2004, File No. 1-8841)

		x	x
*10(g)	Form of FPL Group, Inc. Annual Incentive Plan (filed as Exhibit 10(n) to Form 10-K for the year ended December 31, 2004, File No. 1-8841)	x	x
*10(h)

Form of Amendment to Executive Retention Employment Agreement between
FPL Group and each of Dennis P. Coyle, Moray P. Dewhurst, Lewis Hay, III,
Armando J. Olivera, James L. Robo, Antonio Rodriguez and John A. Stall
(filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 2004,
File No. 1-8841)

		x	x
*10(i)

Form of Executive Retention Employment Agreement between FPL Group and each of Robert H. Escoto, Robert L. McGrath and Edward F. Tancer (filed as Exhibit 10(x) to Form 10-K for the year ended December 31, 2004,
File No. 1-8841)

		x	x
*10(j)	Employment Agreement between FPL Group, Inc. and Lewis Hay, III dated February 25, 2005 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2004, File No. 1-8841)	X	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x
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

Date: May 5, 2005

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)