Form 10-Q
period 2005-06-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2005-08-04
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at June 30, 2005: 394,016,801 shares.

As of June 30, 2005, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

Any forward-looking statement speaks only as of the date on which such statement is made, and FPL Group and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, including the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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

  The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, use of new technology, the dependence on a specific fuel source, including the transportation of fuel, or the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes), as well as the risk of performance below expected or contracted levels of output or efficiency.  This could result in lost revenues and/or increased expenses.  Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power.  In addition to these risks, FPL Group's and FPL's nuclear units face certain risks that are unique to the nuclear industry including the ability to store and/or dispose of spent nuclear fuel, as well as additional regulatory actions up to and including shutdown of the units stemming from public safety concerns, whether at FPL Group's and FPL's plants, or at the plants of other nuclear operators.  Breakdown or failure of an FPL Energy, LLC (FPL Energy) operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

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

  FPL Group's and FPL's results of operations are affected by the growth in customer accounts in FPL's service area.  Customer growth can be affected by population growth as well as economic factors in Florida, including job and income growth and housing starts.  Customer growth directly influences the demand for electricity and the need for additional power generation and power delivery facilities at FPL.

  FPL Group's and FPL's results of operations are affected by changes in the weather.  Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities, and can affect the production of electricity at wind and hydro-powered facilities.

  FPL Group's and FPL's results of operations can be affected by the impact of severe weather which can be destructive, causing outages and/or property damage, and could require additional costs to be incurred.  At FPL, recovery of these costs is subject to FPSC approval.

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

  FPL Group and FPL are subject to employee workforce factors, including loss or retirement of key executives, availability of qualified personnel, collective bargaining agreements with union employees and work stoppage.

The issues and associated risks and uncertainties described above are not the only ones FPL Group and FPL may face.  Additional issues may arise or become material as the energy industry evolves.  The risks and uncertainties associated with these additional issues could impair FPL Group's and FPL's businesses and financial results in the future.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

OPERATING REVENUES	$2,741	$2,619	$5,178	$4,950

OPERATING EXPENSES
Fuel, purchased power and interchange	1,393	1,243	2,631	2,401
Other operations and maintenance	437	430	852	827
Amortization of storm reserve deficiency	44	-	63	-
Depreciation and amortization	314	298	621	599
Taxes other than income taxes	233	214	458	428

Total operating expenses	2,421	2,185	4,625	4,255

OPERATING INCOME	320	434	553	695

OTHER INCOME (DEDUCTIONS)
Interest charges	(140)	(124)	(278)	(246)
Equity in earnings of equity method investees	26	23	46	38
Allowance for equity funds used during construction	12	9	22	16
Other - net	39	10	73	15

Total other deductions - net	(63)	(82)	(137)	(177)

INCOME BEFORE INCOME TAXES	257	352	416	518

INCOME TAXES	54	95	76	123

NET INCOME	$203	$257	$340	$395

Earnings per share of common stock:
Basic	$0.53	$0.72	$0.90	$1.11
Assuming dilution	$0.52	$0.71	$0.89	$1.10

Dividends per share of common stock	$0.355	$0.31	$0.71	$0.62

Weighted-average number of common shares outstanding:
Basic	381.4	358.1	376.1	357.5
Assuming dilution	386.3	359.8	381.5	359.5

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (2004 Form 10-K) for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	June 30, 2005	December 31, 2004

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$31,403	$29,721
Nuclear fuel	513	504
Construction work in progress	703	1,495
Less accumulated depreciation and amortization	(10,815)	(10,494)

Total property, plant and equipment - net	21,804	21,226

CURRENT ASSETS
Cash and cash equivalents	154	225
Customer receivables, net of allowances of $26 and $37, respectively	1,077	785
Other receivables, net of allowances of $9 and $1, respectively	578	259
Materials, supplies and fossil fuel inventory - at average cost	475	394
Regulatory assets:
Deferred clause and franchise expenses	289	230
Storm reserve deficiency	191	163
Derivatives	-	9
Derivatives	331	110
Other	295	352

Total current assets	3,390	2,527

OTHER ASSETS
Special use funds	2,339	2,271
Other investments	684	740
Regulatory assets:
Storm reserve deficiency	289	373
Unamortized loss on reacquired debt	44	45
Litigation settlement	22	45
Other	62	38
Other	1,337	1,068

Total other assets	4,777	4,580

TOTAL ASSETS	$29,971	$28,333

CAPITALIZATION
Common stock	$4	$2
Additional paid-in capital	4,127	3,416
Retained earnings	4,235	4,165
Accumulated other comprehensive loss	(113)	(46)

Total common shareholders' equity	8,253	7,537
Long-term debt	8,108	8,027

Total capitalization	16,361	15,564

CURRENT LIABILITIES
Commercial paper	471	492
Current maturities of long-term debt and preferred stock	1,272	1,225
Accounts payable	1,074	762
Customers' deposits	415	400
Accrued interest and taxes	338	227
Regulatory liabilities:
Deferred clause and franchise revenues	31	30
Derivatives	192	-
Derivatives	225	118
Other	594	994

Total current liabilities	4,612	4,248

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,273	2,207
Accumulated deferred income taxes	2,799	2,685
Regulatory liabilities:
Accrued asset removal costs	2,058	2,012
Asset retirement obligation regulatory expense difference	264	266
Unamortized investment tax credits	71	81
Storm and property insurance reserve	10	-
Other	118	106
Other	1,405	1,164

Total other liabilities and deferred credits	8,998	8,521

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$29,971	$28,333

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2004 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Six Months Ended June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$340	$395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	600	577
Nuclear fuel amortization	45	47
Storm-related costs	(246)	-
Storm-related recoveries	63	-
Unrealized losses on marked to market energy contracts	126	2
Deferred income taxes and related regulatory credit	164	121
Cost recovery clauses and franchise fees	(35)	121
Equity in earnings of equity method investees	(46)	(38)
Distribution of earnings from equity method investees	9	27
Changes in operating assets and liabilities:
Customer receivables	(237)	(59)
Other receivables	(35)	26
Material, supplies and fossil fuel inventory	(81)	48
Other current assets	(36)	(37)
Deferred pension cost	(46)	(61)
Accounts payable	253	248
Customers' deposits	8	26
Income taxes	(76)	133
Interest and other taxes	114	85
Other current liabilities	(101)	(16)
Other liabilities	(8)	44
Other - net	19	42

Net cash provided by operating activities	794	1,731

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(808)	(754)
Independent power investments	(434)	(230)
Nuclear fuel purchases	(38)	(48)
Sale of independent power investments	16	93
Capital expenditures of FPL FiberNet, LLC	(5)	(3)
Contributions to special use funds	(78)	(75)
Sale of Olympus note receivable	-	126
Funding of secured loan	(33)	(36)
Proceeds from termination of leveraged lease	43	-
Other - net	13	(36)

Net cash used in investing activities	(1,324)	(963)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	799	535
Retirements of long-term debt	(675)	(328)
Retirements of preferred stock - FPL	(5)	-
Net change in short-term debt	(21)	(714)
Issuances of common stock	610	47
Dividends on common stock	(271)	(222)
Other - net	22	7

Net cash provided by (used in) financing activities	459	(675)

Net increase (decrease) in cash and cash equivalents	(71)	93
Cash and cash equivalents at beginning of period	225	129

Cash and cash equivalents at end of period	$154	$222

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock and conversion of options and warrants in connection with
the acquisition of Gexa Corp. (Gexa)	$81	$-
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2004 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

OPERATING REVENUES	$2,298	$2,172	$4,338	$4,114

OPERATING EXPENSES
Fuel, purchased power and interchange	1,149	1,070	2,226	2,094
Other operations and maintenance	316	319	626	615
Amortization of storm reserve deficiency	44	-	63	-
Depreciation and amortization	232	227	462	459
Taxes other than income taxes	214	199	418	390

Total operating expenses	1,955	1,815	3,795	3,558

OPERATING INCOME	343	357	543	556

OTHER INCOME (DEDUCTIONS)
Interest charges	(50)	(45)	(99)	(91)
Allowance for equity funds used during construction	12	9	22	16
Other - net	1	(3)	5	(5)

Total other deductions - net	(37)	(39)	(72)	(80)

INCOME BEFORE INCOME TAXES	306	318	471	476

INCOME TAXES	105	113	158	165

NET INCOME	201	205	313	311

PREFERRED STOCK DIVIDENDS	-	-	-	1

NET INCOME AVAILABLE TO FPL GROUP	$201	$205	$313	$310

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2004 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	June 30, 2005	December 31, 2004

ELECTRIC UTILITY PLANT
Plant in service	$23,173	$21,860
Nuclear fuel	378	370
Construction work in progress	539	1,285
Less accumulated depreciation and amortization	(9,629)	(9,467)

Electric utility plant - net	14,461	14,048

CURRENT ASSETS
Cash and cash equivalents	73	65
Customer receivables, net of allowances of $14 and $18, respectively	686	585
Other receivables, net of allowances of $1 and $1, respectively	123	216
Materials, supplies and fossil fuel inventory - at average cost	391	315
Regulatory assets:
Deferred clause and franchise expenses	289	230
Storm reserve deficiency	191	163
Derivatives	-	9
Derivatives	213	26
Other	139	146

Total current assets	2,105	1,755

OTHER ASSETS
Special use funds	2,034	1,971
Other investments	8	8
Regulatory assets:
Storm reserve deficiency	289	373
Unamortized loss on reacquired debt	44	45
Litigation settlement	22	45
Other	62	38
Other	962	831

Total other assets	3,421	3,311

TOTAL ASSETS	$19,987	$19,114

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,318	4,318
Retained earnings	705	459

Total common shareholder's equity	6,396	6,150
Long-term debt	2,974	2,813

Total capitalization	9,370	8,963

CURRENT LIABILITIES
Commercial paper	437	492
Current maturities of long-term debt and preferred stock	633	523
Accounts payable	767	606
Customers' deposits	396	388
Accrued interest and taxes	274	158
Regulatory liabilities:
Deferred clause and franchise revenues	31	30
Derivatives	192	-
Other	497	826

Total current liabilities	3,227	3,023

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,070	2,015
Accumulated deferred income taxes	2,022	1,949
Regulatory liabilities:
Accrued asset removal costs	2,058	2,012
Asset retirement obligation regulatory expense difference	264	266
Unamortized investment tax credits	71	81
Storm and property insurance reserve	10	-
Other	118	106
Other	777	699

Total other liabilities and deferred credits	7,390	7,128

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$19,987	$19,114

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2004 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Six Months Ended June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$313	$311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	441	436
Nuclear fuel amortization	35	34
Storm-related costs	(246)	-
Storm-related recoveries	63	-
Deferred income taxes and related regulatory credit	114	48
Cost recovery clauses and franchise fees	(35)	121
Changes in operating assets and liabilities:
Customer receivables	(102)	(27)
Other receivables	8	16
Material, supplies and fossil fuel inventory	(76)	54
Other current assets	(42)	(38)
Deferred pension cost	(37)	(49)
Accounts payable	160	229
Customers' deposits	7	25
Income taxes	85	101
Interest and other taxes	116	98
Other current liabilities	(36)	(47)
Other liabilities	26	29
Other - net	(18)	26

Net cash provided by operating activities	776	1,367

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(808)	(754)
Contributions to special use funds	(69)	(67)
Nuclear fuel purchases	(37)	(48)
Other - net	(2)	-

Net cash used in investing activities	(916)	(869)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	294	236
Issuances of preferred stock	-	20
Retirements of preferred stock	(25)	-
Net change in short-term debt	(55)	(460)
Dividends	(66)	(229)

Net cash provided by (used in) financing activities	148	(433)

Net increase in cash and cash equivalents	8	65
Cash and cash equivalents at beginning of period	65	4

Cash and cash equivalents at end of period	$73	$69

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

The following table provides the components of net periodic benefit (income) cost for the plans:
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits

	Three Months Ended June 30,				Six Months Ended June 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(millions)

Service cost	$13	$13	$2	$2	$26	$26	$4	$4
Interest cost	22	21	6	7	43	42	13	13
Expected return on plan assets	(53)	(52)	(1)	(1)	(105)	(103)	(2)	(2)
Amortization of transition (asset) obligation	-	(6)	1	1	-	(12)	2	2
Amortization of prior service benefit	(1)	(1)	-	-	(2)	(2)	-	-
Amortization of (gains) losses	(4)	(5)	1	1	(8)	(11)	1	2

Net periodic benefit (income) cost at FPL Group	$(23)	$(30)	$9	$10	$(46)	$(60)	$18	$19

Net periodic benefit (income) cost at FPL	$(18)	$(25)	$8	$9	$(37)	$(49)	$16	$17

During the six months ended June 30, 2005, FPL Group contributed approximately $11 million to the other benefits plan, with a total of approximately $21 million anticipated in calendar year 2005.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law.  The Act introduces a voluntary prescription drug benefit under Medicare (Part D), starting in 2006, as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent prescription drug benefit.  As a result of this Act, in May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."  Under Staff Position FAS 106-2, benefit obligations are required to be remeasured and reported as an actuarial gain if enactment of the Act is determined to be a "significant event" pursuant to the provisions of Financial Accounting Standards No. (FAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."  FPL Group considered the effects of the Act on a subset of the retiree population that FPL Group believed was certain to meet the Centers for Medicare and Medicaid Services (CMS) actuarial equivalence definition, when established, and determined that those effects were not a significant event.  Therefore, the accumulated benefit obligation for the other benefits was remeasured at the scheduled September 30, 2004 measurement date to reflect the effects of the Act on this subset of the retiree population.  This resulted in a reduction to accumulated benefit obligation of approximately $10 million.  No effect from the Act is in the accumulated benefits obligation at September 30, 2004 for the remaining population.  Subsequently, in January 2005 and April 2005, the CMS issued regulations that defined actuarial equivalency.  FPL Group considered the effects of the regulations on the remaining population and determined that those effects were not a significant event.  Consequently, a remeasurement of the other benefits obligation will not be performed until the scheduled September 30, 2005 measurement date.

Supplemental Retirement Plan - FPL Group has a non-qualified supplemental defined benefit pension plan that provides benefits to higher-level employees.  The cost of this plan is included in the determination of net periodic benefit income for pension benefits in the preceding table and, for FPL Group, amounted to approximately $1 million and $1 million for the three months ended June 30, 2005 and 2004, respectively, and approximately $1 million and $1 million for the six months ended June 30, 2005 and 2004, respectively.

2.  Derivative Instruments

Derivative instruments, when required to be marked to market under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability (in derivative assets, other assets, derivative liabilities and other liabilities) measured at fair value.  FPL Group and FPL use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate risk associated with long-term debt.  In addition, FPL Group uses derivatives to optimize the value of power generation assets.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) and the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized net in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  For the three and six months ended June 30, 2005, the ineffective portion of net unrealized losses on cash flow hedges totaled $5 million and $10 million, respectively, compared to $3 million and $6 million for the three and six months ended June 30, 2004, respectively.  These losses are included within the line items in the statements of income to which they relate.

FPL Group's unrealized mark-to-market gains (losses) on derivative transactions for consolidated subsidiaries and equity method investees are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(millions)

Consolidated subsidiaries	$(80)	$10	$(126)	$(2)
Equity method investees	$(3)	$3	$(3)	$15

3.  Comprehensive Income

FPL Group's comprehensive income is as follows:

	Three Months Ended June 30,

	2005	2004

	(millions)

Net income of FPL Group	$203	$257
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses
(net of $12 and $8 tax benefit, respectively)	(18)	(13)
Reclassification from OCI to net income
(net of $5 and $0.4 tax expense, respectively)	7	1
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $2 tax benefit and $5 tax expense, respectively)	(4)	7
Reclassification from OCI to net income
(net of $0.4 and $2 tax expense, respectively)	1	3
Net unrealized gains (losses) on available for sale securities
(net of $1 tax expense and $2 tax benefit, respectively)	2	(3)

Comprehensive income of FPL Group	$191	$252

	Six Months Ended June 30,

	2005	2004

	(millions)

Net income of FPL Group	$340	$395
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses
(net of $56 and $21 tax benefit, respectively)	(81)	(32)
Reclassification from OCI to net income
(net of $10 tax expense and $1 tax benefit, respectively)	16	(1)
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $0.4 tax benefit and $1 tax expense, respectively)	(1)	1
Reclassification from OCI to net income
(net of $1 and $3 tax expense, respectively)	2	5
Net unrealized losses on available for sale securities
(net of $2 and $0.3 tax benefit, respectively)	(3)	(1)

Comprehensive income of FPL Group	$273	$367

At June 30, 2005, FPL Group had cash flow hedges with expiration dates through December 2010 for energy commodity derivative instruments and interest rate cash flow hedges with expiration dates through December 2017.  Approximately $41 million of losses included in FPL Group's accumulated other comprehensive loss at June 30, 2005 will be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.  Accumulated other comprehensive loss is separately displayed on the condensed consolidated balance sheets of FPL Group.

4.  Earnings Per Share of Common Stock

The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(millions, except per share amounts)

Numerator - net income	$203	$257	$340	$395

Denominator:
Weighted-average number of common shares
outstanding - basic	381.4	358.1	376.1	357.5
Restricted stock, performance share and shareholder
value awards, options and equity units (a)	4.9	1.7	5.4	2.0

Weighted-average number of common shares
outstanding - assuming dilution	386.3	359.8	381.5	359.5

Earnings per share of common stock:
Basic	$0.53	$0.72	$0.90	$1.11
Assuming dilution	$0.52	$0.71	$0.89	$1.10
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

Common shares issuable upon the exercise of stock options and common shares related to the achievement of certain performance criteria, which were not included in the denominator above due to their antidilutive effect, were approximately 0.4 million and 2.0 million for the three months ended June 30, 2005 and 2004, respectively, and 0.4 million and 0.8 million for the six months ended June 30, 2005 and 2004, respectively.

5.  Variable Interest Entities

FPL entered into a power purchase agreement (PPA) with a 330 megawatt (mw) coal-fired cogeneration facility (the facility) in 1995 to purchase substantially all of the facility's electrical output through 2025.  The facility is considered a qualifying facility as defined by PURPA, which requires FPL to purchase the electricity output of the facility.  At December 31, 2004, FPL determined that (a) the facility was a variable interest entity (VIE) and (b) the PPA represented a variable interest in the facility.  However, FPL determined that it was not the facility's primary beneficiary.  During the first quarter of 2005, a change in ownership of the facility occurred, triggering the need to reevaluate whether FPL is the facility's primary beneficiary.  After making exhaustive efforts, FPL was unable to obtain the information necessary to perform this reevaluation.  The PPA with the facility contains no provisions which legally obligate the facility to release this information to FPL.  During the three and six months ended June 30, 2005, FPL purchased 494,011 megawatt hours (mwh) and 1,095,135 mwh, respectively, from the facility at a total cost of approximately $44 million and $91 million, respectively.  This compared to 534,428 mwh and 1,161,223 mwh at a total cost of approximately $44 million and $91 million for the three and six months ended June 30, 2004, respectively.  Additionally, the PPA does not expose FPL to losses since the energy payments made by FPL to the facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  FPL will continue to make exhaustive efforts to obtain the necessary information from the facility in order to determine if FPL is the facility's primary beneficiary.

6.  Regulatory Matters

Storm Reserve Deficiency - At December 31, 2004, storm restoration costs associated with the three hurricanes that struck FPL's service territory in the third quarter of 2004 exceeded the balance of the storm and property insurance reserve (storm reserve) by approximately $536 million.  This storm reserve deficiency was deferred pursuant to an order from the FPSC and recorded as a regulatory asset on FPL Group's and FPL's condensed consolidated balance sheets.  Pursuant to a separate FPSC order, in February 2005 FPL began recovering, subject to refund, storm restoration costs from retail customers through a surcharge.  During the three and six months ended June 30, 2005, FPL collected approximately $44 million and $63 million, respectively, as storm restoration costs from retail customers, and recorded approximately $4 million and $7 million, respectively, as interest due from customers on the unrecovered balance.  The interest income is included in other - net in FPL Group's and FPL's condensed consolidated statements of income.  At June 30, 2005, the remaining storm reserve deficiency of approximately $480 million is recorded as a regulatory asset on FPL Group's and FPL's condensed consolidated balance sheets, of which approximately $191 million is included in current assets.

In July 2005, the FPSC voted to allow recovery of all but $92 million of the storm restoration costs through the storm reserve deficiency surcharge.  The FPSC also voted to allow FPL to charge approximately $70 million to net electric utility plant in service and recover it through retail base rates, and deferred action on the remaining $22 million.  These amounts are included in the storm reserve deficiency on FPL Group's and FPL's condensed consolidated balance sheets at June 30, 2005 pending a final order by the FPSC.

Rate Case - In March 2005, FPL filed a petition with the FPSC requesting, among other things, a permanent increase in rates and charges sufficient to generate additional total annual revenues of approximately $430 million beginning January 1, 2006.  The requested increase provides for a net shift from base rates to the capacity clause of approximately $46 million and a net base rate increase of approximately $384 million, with a ROE range of 11.3% to 13.3% and a midpoint of 12.3%.  In addition, FPL is requesting an annual base rate increase of approximately $123 million beginning 30 days following the in-service date of the 1,150 mw natural gas-fired plant at Turkey Point, which is expected to be placed in service in June 2007.  The petition also requests certain changes to existing rate schedules, as well as the adoption of new rate schedules.  Testimony of FPL witnesses and minimum filing requirements were also filed with the FPSC in March 2005 supporting the increase in rates and charges requested in the petition.  The State of Florida Office of Public Counsel and other interested parties have intervened in the rate case.  Hearings are scheduled to begin in late August 2005 and the FPSC's ruling is expected in November 2005.

Electric Plant, Depreciation and Amortization - In March 2005, FPL filed comprehensive depreciation studies with the FPSC, which were subsequently updated in July 2005.  The comprehensive depreciation studies reflect the license extensions received from the NRC for Turkey Point Units Nos. 3 and 4 and St. Lucie Units Nos. 1 and 2, as well as other changes since FPL's last approved depreciation studies.  In April 2005, the FPSC voted to consolidate its consideration of the comprehensive depreciation studies with FPL's rate case.

7.  Income Taxes

FPL Group's effective tax rate for the three months ended June 30, 2005 and 2004 was approximately 21.0% and 27.0%, respectively.  The reduction from the statutory rate mainly reflects the benefit of production tax credits (PTCs) of approximately $37 million and $32 million, respectively, related to FPL Energy's wind projects.  The corresponding rates and amounts for the six months ended June 30, 2005 and 2004 were approximately 18.3% and 23.7%, respectively, and approximately $63 million and $59 million, respectively.

FPL Group recognizes PTCs as wind energy is generated based on a per kilowatt-hour rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective tax rate anticipated for the full year.  FPL Group utilizes this method of recognizing PTCs for specific reasons including that they are an integral part of the financial viability of most wind projects and a fundamental component of their results of operations.

8.  Capitalization

Common Stock - On June 17, 2005, in connection with the acquisition of Gexa, a retail electric provider in Texas, FPL Group issued approximately 1.7 million shares of common stock.  In addition, options and warrants to purchase Gexa common stock were converted into options and warrants to purchase FPL Group common stock resulting in up to an additional 0.6 million shares of FPL Group common stock issuable at the time these options and warrants are exercised.  The acquisition was accounted for using the purchase method of accounting and resulted in approximately $83 million of goodwill being recorded at the date of purchase, which is included in other assets on FPL Group's condensed consolidated balance sheets.  Goodwill will be assessed for impairment at least annually by applying a fair value based test in accordance with FAS 142, "Goodwill and Other Intangible Assets."

Long-term Debt - In February 2005, subsidiaries of FPL Energy sold $365 million of 5.608% limited-recourse senior secured bonds maturing in March 2024 and $100 million of 6.125% limited-recourse senior secured bonds maturing in March 2019.  Semi-annual principal payments are due beginning September 2005.  The majority of the proceeds were used to return to FPL Energy a portion of the investment it made in the development, acquisition and/or construction of nine wind power projects.  FPL Group Capital has guaranteed certain obligations under the debt agreements.

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

In June 2005, FPL issued $300 million principal amount of 4.95% first mortgage bonds maturing in June 2035.  The proceeds were used to repay a portion of its short-term borrowings and for other corporate purposes.

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

10.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind projects and the procurement of nuclear fuel, as well as announced acquisitions.  FPL FiberNet, LLC's (FPL FiberNet) capital expenditures primarily include costs to meet customer specific requirements and sustain its fiber-optic network.  At June 30, 2005, planned capital expenditures for the remainder of 2005 through 2009 are estimated to be as follows:
	2005	2006		2007	2008	2009	Total

FPL:	(millions)
Generation: (a)
New (b)	$170	$245		$525	$280	$80	$1,300
Existing	350	460		480	325	395	2,010
Transmission and distribution	330	730		740	715	715	3,230
Nuclear fuel	20	100		110	75	110	415
General and other	120	135		165	160	160	740

Total	$990	$1,670		$2,020	$1,555	$1,460	$7,695

FPL Energy:
Wind (c)	$275	$10		$5	$5	$5	$300
Gas	10	45		25	55	10	145
Nuclear fuel and other	35	460	(d)	110	50	95	750

Total	$320	$515		$140	$110	$110	$1,195

FPL FiberNet	$2	$7		$7	$7	$7	$30

_____________________
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $18 million, $40 million, $46 million, $42 million and $22 million in 2005, 2006, 2007, 2008 and 2009, respectively.
(b)	Includes generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)

FPL Energy's capital expenditures for new wind projects are estimated through 2005, when eligibility for PTCs for new wind projects is scheduled to expire.  The 2005 amount reflects expenditures associated with approximately 251 mw of wind generation which have been announced and are expected to be in operation by the end of 2005, as well as committed expenditures for other expected wind generation additions in 2005.

(d)	Includes amounts associated with the pending acquisition of a 70% interest in the Duane Arnold Energy Center, a nuclear power plant in Iowa.

In addition to estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  At June 30, 2005, FPL Energy had approximately $1.3 billion in firm commitments primarily for natural gas transportation, supply and storage, firm transmission service, nuclear fuel and a portion of its capital expenditures.  In addition, on July 2, 2005, FPL Energy entered into an agreement to buy a 70% interest in the Duane Arnold Energy Center for a total of approximately $387 million.  This transaction is subject to, among other things, the receipt of approvals from various federal and state regulatory agencies.  Additionally, during 2003, a subsidiary of FPL Group Capital committed to lend up to $250 million under a secured loan to a third party, which matures no later than June 30, 2006.  At June 30, 2005, $209 million had been drawn under the loan and is included in other receivables on FPL Group's condensed consolidated balance sheets.  FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002, be recorded on the balance sheet.  At June 30, 2005, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The term of the guarantees is equal to the term of the related debt, with remaining terms ranging from 1 year to 14 years.  The maximum potential amount of future payments that could be required under these guarantees at June 30, 2005 was approximately $13 million.  At June 30, 2005, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of June 30, 2005.

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

An FPL Energy subsidiary is committed to purchase oil and gas inventory remaining in certain storage facilities at December 31, 2005 at its weighted-average cost.  At June 30, 2005, the subsidiary's commitment is estimated to be from $0 to approximately $73 million based on a potential range of zero to full fuel storage volumes at the current average forward price of oil and gas.  FPL Energy expects to either purchase the fuel to operate the related plant or negotiate a new fuel management contract.

Contracts - FPL has entered into long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power through mid-2015 and 381 mw thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2005 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 1,500 mw (including approximately 575 mw beginning in 2006) of power with expiration dates ranging from 2007 through 2009.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts with expiration dates through 2028 for the supply of natural gas, coal and oil, transportation of natural gas and coal, and storage of natural gas.

FPL Energy has contracts primarily for the supply, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2005 through 2033.  FPL Energy also has several contracts for the supply, conversion, enrichment and fabrication of Seabrook Station's (Seabrook) nuclear fuel with expiration dates ranging from 2006 to 2014.

The remaining required capacity and minimum payments under these contracts as of June 30, 2005 are estimated to be as follows:
	2005	2006	2007	2008	2009	Thereafter

FPL	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$100	$200	$200	$200	$210	$1,280
Qualifying facilities (b)	$200	$310	$320	$320	$320	$4,000
Other electricity suppliers (b)	$40	$90	$45	$30	$30	$-
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$30	$60	$60	$60	$70	$30
Natural gas, including transportation and storage (c)	$1,290	$1,030	$290	$255	$255	$2,650
Coal, including transportation (c)	$25	$40	$30	$20	$-	$-
Oil (c)	$490	$480	$-	$-	$-	$-

FPL Energy	$35	$50	$50	$50	$50	$695
_____________________
(a)

Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $156 million and $167 million for the three months ended June 30, 2005 and 2004, respectively, and approximately $307 million and $325 million for the six months ended June 30, 2005 and 2004, respectively.

(b)

Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $90 million and $89 million for the three months ended June 30, 2005 and 2004, respectively, and approximately $179 million and $172 million for the six months ended June 30, 2005 and 2004, respectively.

(c)						Recoverable through the fuel clause

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

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $112 million ($89 million for FPL) in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $2 million and $3 million, respectively.

Due to the high cost and limited coverage available from third-party insurers, FPL has essentially no insurance coverage on its transmission and distribution property and FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  As approved by the FPSC, FPL maintains a storm reserve for uninsured property storm damage and assessments under the nuclear insurance program.  As of June 30, 2005, the storm reserve (approximately $10 million) equals the amount in the storm and property insurance reserve fund (approximately $6 million) plus related deferred income taxes (approximately $4 million).  The current annual accrual approved by the FPSC is $20.3 million.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses, to the extent not recovered through rates in the case of FPL, would be borne by FPL Group and FPL and could have a material adverse effect on FPL Group's and FPL's financial condition and results of operations.

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

In 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins (since substituted for by Hazel and Lamar Jenkins), and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, served FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. (FPL Investments) as defendants in a civil action filed in the Florida circuit court.  This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of FPL, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes.  The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes.  The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages.  In May 2002, plaintiffs filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief.  Defendants filed an answer and affirmative defenses to the amended complaint in August 2002.  Motions for summary judgment by FPL Group, FPL Group Capital and FPL Investments have been granted, and they have been dismissed from this lawsuit.  In February 2004, the plaintiffs filed a motion for leave to file their third amended complaint adding four more plaintiffs and seeking leave to add a claim for punitive damages, and a hearing on this motion was held on April 29, 2005.  In July 2005, the parties executed a settlement agreement, subject to court approval, that would resolve all aspects of this case.  The settlement does not contain any admission of liability or wrongdoing by any of the FPL Group companies.  The court entered its order preliminarily approving the settlement and set the hearing for final approval for January 9, 2006.

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

In January 2004, FMPA requested a "conditional rehearing on the Commission's failure to order rate credits solely in the event that Commission does not adequately reduce FPL's rate base to achieve comparability," and challenging FERC's determination not to revisit the issue of behind-the-meter generation and load ratio pricing for network integration transmission service.  In March 2004, FERC issued an order denying FMPA's rehearing request.  In April 2004, FMPA petitioned the DC Circuit for review of FERC's December 2003 order and March 2004 order.  FMPA filed its initial brief in that proceeding on October 1, 2004.  FMPA's arguments are limited to the issue of behind-the-meter generation and load ratio pricing for network integration transmission service in instances when, according to FMPA, FPL cannot provide transmission service because of "physical transmission limitations."  In June 2005, the DC Circuit remanded the case to FERC for further consideration.  The DC Circuit concluded that FERC failed to explain in its orders why network customers should be charged by the transmission provider for network service that the provider is physically constrained from offering and why physical impossibility should not be recognized as an exception to the general rule against permitting partial load ratio pricing for network customers.  The DC Circuit noted that it was not reaching a determination on whether charging on a full load basis in fact is unjust and unreasonable under the circumstances, that it was not defining what constitutes physical impossibility, and that it was not determining whether FMPA made a showing of impossibility.  FPL estimates its exposure for refunds to FMPA on this issue to be approximately $2 million as of June 30, 2005, and approximately $0.2 million per year on a going-forward basis.

In May 2004, FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to this filing, 1.63% of FPL's transmission facilities do not satisfy the integration standard and FPL's current network transmission rate would be reduced by $0.02 per kilowatt (kw) per month.  In June 2004, FMPA filed a protest to FPL's compliance filing, which protest would exclude approximately 30% of FPL's transmission facilities and reduce FPL's current network transmission rate by approximately $0.41 per kw per month.  On January 25, 2005, FERC issued an order on FPL's compliance filing.  In the order FERC accepted FPL's standards for analyzing the transmission system and agreed that FPL's "Georgia Ties" and "Turkey Point Lines" are part of FPL's integrated grid.  FERC required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, rather than only radial lines that serve one customer, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  On April 25, 2005, FPL made its further compliance filing reflecting a $0.04 per kw per month reduction in FPL's current network transmission rate, resulting in a refund obligation of approximately $3 million to FMPA at June 30, 2005.  Any reduction in FPL's network service rate would also apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The refund obligation to Seminole at June 30, 2005 would be approximately $0.7 million.  In May 2005, FMPA protested FPL's further compliance filing, claiming that FPL had not followed FERC's mandate and argued that FPL's rates should be reduced by an additional $0.20 per kw per month, resulting in a refund obligation of approximately $17 million to FMPA and approximately $4 million to Seminole at June 30, 2005.  FPL answered FMPA's protest filing in June 2005.  FMPA protested FPL's answer on June 30, 2005 and FPL answered that protest on July 15, 2005.  The matter is pending.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint and discovery has commenced.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.

In 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  After initially denying FPL's motion to dismiss, the court, upon reconsideration, granted it with respect to plaintiffs' count for strict liability.  The court has also granted FPL's motion for a ruling that the only duty owed by FPL to the plaintiffs is established exclusively by federal regulations and not general negligence standards.  The plaintiffs subsequently filed an amended complaint on the same factual grounds, including a count against FPL for strict liability, which appeared identical in all material elements to the strict liability claim in plaintiffs' initial complaint, and counts against FPL for alleged negligence based on duties allegedly established by federal and state laws and regulations.  FPL again moved to dismiss the strict liability claim and moved to dismiss all negligence claims that are not based on the duty that the court has recognized governs this action.  The court granted FPL's motion.  FPL has answered the one count in the amended complaint that is based on that duty, denying any liability.  Plaintiffs had also moved to vacate or modify the court's order establishing the duty owed.  The court denied plaintiffs' motion.  Plaintiffs moved to amend their amended complaint to add as defendants the alleged manufacturers of the fuel rods and cladding purportedly utilized in the operation of the St. Lucie plant, and the motion was denied.   Discovery is proceeding.

In 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint are virtually identical to those contained in the Finestone lawsuit described above.  As in the Finestone case, the court granted FPL's motion to dismiss the plaintiffs' count for strict liability.  Similarly, the court also granted FPL's motion for a ruling that the only duty owed by FPL to the plaintiffs is established exclusively by federal regulations and not general negligence standards.  The plaintiffs subsequently filed an amended complaint on the same factual grounds, including a count against FPL for strict liability, which appeared identical in all material elements to the strict liability claim in plaintiffs' initial complaint, and counts against FPL for alleged negligence based on duties allegedly established by federal and state laws and regulations.  FPL again moved to dismiss the strict liability claim and moved to dismiss all negligence claims that are not based on the duty that the court has recognized governs this action.  The court granted FPL's motion.  FPL has answered the one count in the amended complaint that is based on that duty, denying any liability.  Plaintiffs had also moved to vacate or modify the court's order establishing the duty owed.  The court denied plaintiffs' motion.  Plaintiffs moved to amend their amended complaint to add as defendants the alleged manufacturers of the fuel rods and cladding purportedly utilized in the operation of the St. Lucie plant, and the motion was denied.  Discovery is proceeding.

In 2003, Pedro C. and Emilia Roig brought an action on behalf of themselves and their son, Pedro Anthony Roig, in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida (the state court), which was removed in October 2003 to the U.S. District Court for the Southern District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies and FPL, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL power plants in southeast Florida.  The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions.  The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship.  No amount of damages is specified.  The U.S. District Court remanded the action back to the state court.  The drug manufacturing and distribution companies have moved to dismiss the action.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until the state court rules on those motions.

In 2003, Edward and Janis Shiflett brought an action on behalf of themselves and their son, Phillip Benjamin Shiflett, in the Circuit Court of the 18th Judicial Circuit in and for Brevard County, Florida (the state court), which was removed in January 2004 to the U.S. District Court for the Middle District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, FPL and the Orlando Utilities Commission, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Roig lawsuit described above.  FPL's motion to dismiss the complaint was denied.  The U.S. District Court subsequently remanded the action back to the state court.  All parties anticipate that the drug manufacturing and distribution companies will move to dismiss the action.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until the state court rules on those motions.

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

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  The petition alleges that the FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of energy each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff has asserted claims for breach of contract and declaratory judgment and seeks damages of approximately $21 million.  The FPL Energy Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim asserts claims for conversion, breach of fiduciary duty, breach of contract and fraud and seeks termination of the contract and damages.  The case is in discovery and has been set for a non-jury trial in March 2006.

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

11.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a predominately wholesale generation subsidiary.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:
	Three Months Ended June 30,

	2005				2004

	FPL	FPL Energy(a)(b)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$2,298	$420	$23	$2,741	$2,172	$427	$20	$2,619
Operating expenses	$1,955	$444	$22	$2,421	$1,815	$348	$22	$2,185
Net income (loss) (c)	$201	$20	$(18)	$203	$205	$69	$(17)	$257
	Six Months Ended June 30,

	2005				2004

	FPL	FPL Energy(a)(b)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$4,338	$792	$48	$5,178	$4,114	$796	$40	$4,950
Operating expenses	$3,795	$783	$47	$4,625	$3,558	$652	$45	$4,255
Net income (loss) (c)	$313	$57	$(30)	$340	$310	$123	$(38)	$395
	June 30, 2005				December 31, 2004

	FPL	FPL Energy(b)	Corporate & Other	Total	FPL	FPL Energy	Corporate & Other	Total

(millions)

Total assets	$19,987	$9,322	$662	$29,971	$19,114	$8,507	$712	$28,333
_____________________
(a)

FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction. Residual non-utility interest charges are included in Corporate and Other.

(b)		Reflects financial results of Gexa since date of acquisition (June 17, 2005).
(c)		See Note 7. FPL Group's subsidiaries recognize income tax expense/benefits in accordance with their tax sharing agreement with FPL Group.

12.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in substantially all of FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt and payment guarantees, including its debentures, are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended June 30,

	2005				2004

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)		FPL Group Consolidated

	(millions)
							.
Operating revenues	$-	$443	$2,298	$2,741	$-	$447		$2,172	$2,619
Operating expenses	-	(466)	(1,955)	(2,421)	-	(370)		(1,815)	(2,185)
Interest charges	(6)	(89)	(45)	(140)	(7)	(78)		(39)	(124)
Other income (deductions) - net	208	68	(199)	77	264	35		(257)	42

Income (loss) before income taxes	202	(44)	99	257	257	34		61	352
Income tax (benefit) expense	(1)	(49)	104	54	-	(19)		114	95

Net income (loss)	$203	$5	$(5)	$203	$257	$53		$(53)	$257

	Six Months Ended June 30,

	2005				2004

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$839	$4,339	$5,178	$-	$836	$4,114	$4,950
Operating expenses	-	(829)	(3,796)	(4,625)	-	(697)	(3,558)	(4,255)
Interest charges	(13)	(177)	(88)	(278)	(14)	(154)	(78)	(246)
Other income (deductions) - net	351	125	(335)	141	407	66	(404)	69

Income (loss) before income taxes	338	(42)	120	416	393	51	74	518
Income tax expense (benefit)	(2)	(80)	158	76	(2)	(40)	165	123

Net income (loss)	$340	$38	$(38)	$340	$395	$91	$(91)	$395

_____________________
(a)			Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets
	June 30, 2005				December 31, 2004

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$8,528	$24,091	$32,619	$-	$8,204	$23,516	$31,720
Less accumulated depreciation and amortization	-	(1,186)	(9,629)	(10,815)	-	(1,026)	(9,468)	(10,494)

Total property, plant and equipment - net	-	7,342	14,462	21,804	-	7,178	14,048	21,226

CURRENT ASSETS
Cash and cash equivalents	2	79	73	154	26	134	65	225
Receivables	10	982	664	1,656	32	423	590	1,045
Other	137	316	1,127	1,580	137	285	835	1,257

Total current assets	149	1,377	1,864	3,390	195	842	1,490	2,527

OTHER ASSETS
Investment in subsidiaries	8,403	-	(8,403)	-	7,674	-	(7,674)	-
Other	101	1,539	3,137	4,777	121	1,448	3,011	4,580

Total other assets	8,504	1,539	(5,266)	4,777	7,795	1,448	(4,663)	4,580

TOTAL ASSETS	$8,653	$10,258	$11,060	$29,971	$7,990	$9,468	$10,875	$28,333

CAPITALIZATION
Common shareholders' equity	$8,253	$2,008	$(2,008)	$8,253	$7,537	$1,525	$(1,525)	$7,537
Long-term debt	-	5,134	2,974	8,108	-	5,214	2,813	8,027

Total capitalization	8,253	7,142	966	16,361	7,537	6,739	1,288	15,564

CURRENT LIABILITIES
Accounts payable and short-term debt	-	341	1,203	1,544	-	156	1,098	1,254
Other	129	1,157	1,782	3,068	155	1,180	1,659	2,994

Total current liabilities	129	1,498	2,985	4,612	155	1,336	2,757	4,248

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	203	2,070	2,273	-	192	2,015	2,207
Accumulated deferred income taxes	(5)	845	1,959	2,799	(5)	816	1,874	2,685
Regulatory liabilities	-	-	2,521	2,521	-	-	2,465	2,465
Other	276	570	559	1,405	303	385	476	1,164

Total other liabilities and deferred credits	271	1,618	7,109	8,998	298	1,393	6,830	8,521

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$8,653	$10,258	$11,060	$29,971	$7,990	$9,468	$10,875	$28,333

_____________________
(a) Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30,

	2005				2004

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$48	$37	$709	$794	$213	$380	$1,138	$1,731

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and independent power
investments	-	(440)	(845)	(1,285)	-	(233)	(802)	(1,035)
Sale of independent power investments	-	16	-	16	-	93	-	93
Sale of Olympus note receivable	-	-	-	-	-	126	-	126
Other - net	(409)	12	342	(55)	(29)	(68)	(50)	(147)

Net cash used in investing activities	(409)	(412)	(503)	(1,324)	(29)	(82)	(852)	(963)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	505	294	799	-	300	235	535
Retirements of long-term debt	-	(675)	-	(675)	-	(328)	-	(328)
Retirements of preferred stock	-	-	(5)	(5)	-	-	-	-
Net change in short-term debt	-	34	(55)	(21)	-	(254)	(460)	(714)
Issuances of common stock	610	-	-	610	47	-	-	47
Dividends on common stock	(271)	-	-	(271)	(222)	-	-	(222)
Other - net	(2)	456	(432)	22	(20)	23	4	7

Net cash provided by (used in) financing activities	337	320	(198)	459	(195)	(259)	(221)	(675)

Net increase (decrease) in cash and cash equivalents	(24)	(55)	8	(71)	(11)	39	65	93
Cash and cash equivalents at beginning of period	26	134	65	225	27	98	4	129

Cash and cash equivalents at end of period	$2	$79	$73	$154	$16	$137	$69	$222

_____________________
(a)			Represents FPL and consolidating adjustments.

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

Results of Operations

Summary - FPL Group's net income for the second quarter of 2005 was $203 million compared to $257 million for the same period in 2004.  For the six months ended June 30, 2005, FPL Group's net income was $340 million compared to $395 million for the same period in 2004.  Net income for the three and six months ended June 30, 2005 includes unrealized mark-to-market after-tax losses at FPL Energy of $52 million and $83 million, respectively, from non-qualifying hedge activity compared to unrealized mark-to-market after-tax gains at FPL Energy of $6 million and $5 million for the respective periods in 2004.  Unrealized mark-to-market gains/losses are affected by fluctuations in forward power and fuel prices.  The unrealized gains/losses will be reversed in future periods when the underlying transactions are realized.  The increase in unrealized mark-to-market losses associated with non-qualifying hedge activity for the three- and six-month periods ended June 30, 2005 is primarily attributable to increased forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains as the underlying transactions were realized during these periods.  See Note 11 for segment information.  FPL Group's effective income tax rate for all periods presented reflects the benefit of PTCs for wind projects at FPL Energy.  PTCs are recognized as wind energy is generated based on a per kilowatt-hour rate prescribed in applicable federal and state statutes, and amounted to approximately $37 million and $63 million for the three and six months ended June 30, 2005, respectively, and $32 million and $59 million for the comparable periods in 2004.  PTCs can significantly affect FPL Group's effective tax rate depending on the amount of pre-tax income and wind generation.  See Note 7.

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

In June 2005, a wholly-owned subsidiary of FPL Group completed the acquisition of Gexa, a retail electric provider in Texas.  Gexa's financial results from the date of closing are reflected in the FPL Energy segment.  See further discussion of the Gexa transaction below in Liquidity and Capital Resources.

FPL - FPL's net income available to FPL Group for the three months ended June 30, 2005 was $201 million compared to $205 million for the same period in 2004.  The effect of milder weather conditions was the primary contributor to the decrease in FPL's net income during the three months ended June 30, 2005, partly offset by strong customer growth.  Depreciation expense increased for the three months ended June 30, 2005, partially offset by reduced operations and maintenance (O&M) expenses.  For the six months ended June 30, 2005, FPL's net income available to FPL Group was $313 million compared to $310 million for the same period in 2004.  The effect of strong customer growth during the six months ended June 30, 2005 was partly offset by the effect of milder weather conditions and by increased depreciation and O&M expenses.

FPL's operating revenues consisted of the following:
	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(millions)

Retail base operations	$944	$952	$1,746	$1,736
Cost recovery clauses and other pass-through costs	1,333	1,202	2,551	2,343
Other, primarily gas and wholesale sales	21	18	41	35

Total	$2,298	$2,172	$4,338	$4,114

The decrease in retail base revenues for the three months ended June 30, 2005 was primarily due to a decrease in usage per retail customer partially offset by an increase in the average number of customer accounts.  A 3.5% decrease in usage per retail customer, primarily weather-related, resulted in a decrease in revenues from retail base operations of approximately $33 million.  This decrease was partially offset by strong customer growth during the second quarter of 2005.  A 2.3% increase in the average number of customer accounts, as well as other factors, increased revenues from retail base operations by $25 million.

The increase in retail base revenues for the six months ended June 30, 2005 was primarily due to an increase in the number of customer accounts which was partially offset by a decrease in usage per retail customer.  A 2.3% increase in the average number of customer accounts during the six months ended June 30, 2005 increased revenues from retail base operations by approximately $38 million.  This increase was partially offset by a decrease in usage per retail customer, primarily associated with milder than normal weather conditions.  A 1.9% decrease in usage per retail customer, as well as other factors, decreased revenues from retail base operations by approximately $28 million.

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

Revenues from cost recovery clauses and other pass-through costs, such as franchise fees and revenue taxes, do not significantly affect net income; however, under- or over-recovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in these revenues, as well as in fuel, purchased power and interchange expense are primarily driven by changes in energy sales, fuel prices and capacity charges.  In February 2005, FPL began recovering, subject to refund, storm restoration costs from retail customers.  These storm restoration cost revenues, which amounted to $44 million and $63 million for the three and six months ended June 30, 2005, respectively, are included in the cost recovery clauses and other pass-through costs caption above; the corresponding expense for the amortization of the storm reserve deficiency is shown as a separate line on the condensed consolidated statements of income.  For further discussion, see Note 6 - Storm Reserve Deficiency.  In addition to these revenues, revenues from cost recovery clauses and other pass-through costs increased as a result of additional fuel clause revenues due to an increase of approximately 6% in the fuel clause recovery factor effective January 1, 2005 in response to higher fuel prices.  The effect of higher fuel prices also resulted in a $59 million increase in deferred clause and franchise expenses on FPL Group's and FPL's condensed consolidated balance sheets at June 30, 2005 and negatively affected FPL Group's and FPL's cash flows from operations for the six months ended June 30, 2005.

FPL's O&M expenses for the three months ended June 30, 2005 decreased primarily related to timing differences associated with planned expenditures.  O&M expenses for the six months ended June 30, 2005 increased over the comparable period in 2004 reflecting higher employee benefit expenses primarily associated with the absence of a pension transition credit that was fully amortized by the end of 2004, as well as increases in property and liability insurance premiums and higher employee costs.  Management expects to see a continued upward trend in nuclear and fossil maintenance and employee benefit expenses for the remainder of 2005.  In conjunction with an NRC order, FPL has performed visual and volumetric inspections of its nuclear units' reactor vessel heads during their scheduled refueling outages since October 2002.  The inspections at St. Lucie Unit No. 2 revealed control rod drive mechanism (CRDM) nozzles with cracks, which were repaired during the outages in 2003 and in January 2005.  It is anticipated that additional CRDM nozzle repairs will be needed at St. Lucie Unit No. 2's next outage currently scheduled for the spring of 2006.  During the fall of 2004 and the spring of 2005, FPL replaced the reactor vessel heads at Turkey Point Unit No. 3 and Turkey Point Unit No. 4, respectively.  FPL anticipates replacing the reactor vessel head at St. Lucie Unit No. 1 during its next scheduled refueling outage in the fall of 2005.  In January 2005, FPL received permission from the NRC to plug up to 30% of St. Lucie Unit No. 2's steam generator tubes.  To date, 18.9% of these tubes have been plugged.  Current projections indicate that the 30% tube plugging limit could be exceeded during St. Lucie Unit No. 2's next scheduled refueling outage in the spring of 2006.  FPL is planning to repair any tubes exceeding the 30% tube plugging limit by sleeving the degraded tubes and has requested NRC approval to sleeve degraded tubes as an alternative to plugging.  Sleeving degraded tubes is a more expensive process than plugging and, depending on the number of tubes that need to be sleeved, could significantly increase the length of the outage.  FPL intends to replace the reactor vessel head and steam generators at St. Lucie Unit No. 2 during its fall 2007 scheduled refueling outage.  At June 30, 2005, the remaining cost, including AFUDC, to replace the reactor vessel heads at St. Lucie Units Nos. 1 and 2 and the steam generators at St. Lucie Unit No. 2 is expected to be approximately $355 million and is included in FPL's estimated capital expenditures.  See Note 10 - Commitments.  The cost of performing inspections and any necessary repairs to the reactor vessel heads until they are replaced is being recognized as expense on a levelized basis over a five-year period beginning in 2002, as authorized by the FPSC, and amounted to approximately $2 million in both the three months ended June 30, 2005 and 2004 and approximately $4 million in both the six months ended June 30, 2005 and 2004.

In conjunction with a 2004 NRC bulletin, FPL must perform inspections of all alloy 600 and weld materials in pressurizer locations and connected steam space piping.  To date, no leaks have been identified based on inspections at St. Lucie Units Nos. 1 and 2.  Due to the amount of time and cost associated with correcting potential leaks, FPL has decided to replace St. Lucie Unit No. 1's pressurizer during its next scheduled refueling and reactor vessel head replacement outage.  The estimated cost for the pressurizer is included in FPL's estimated capital expenditures.  See Note 10 - Commitments.  Management is currently evaluating its options with regard to St. Lucie Unit No. 2's pressurizer.  All pressurizer penetrations and welds at Turkey Point Units Nos. 3 and 4 utilize a different material.

Depreciation and amortization expense increased for the three and six months ended June 30, 2005 primarily due to FPL's continued investment in transmission and distribution expansion to support customer growth and demand.  FPL expects depreciation expense to increase further in the second half of 2005 due to the addition of two new generating units at its existing power plant sites in Martin and Manatee, which became operational on June 30, 2005.  FPL expects to place an additional 1,150 mw plant into service at its Turkey Point site by mid-2007.

Interest charges increased for the three and six months ended June 30, 2005 due to both higher average debt balances and higher average interest rates.

FPL Energy - FPL Energy's net income for the quarter ended June 30, 2005 was $20 million compared to $69 million for the comparable period in 2004.  Net income for the six months ended June 30, 2005 was $57 million compared to $123 million for the same period in 2004.  During the second quarter of 2005, FPL Energy recorded $52 million of unrealized mark-to-market after-tax losses from non-qualifying hedge activity compared to gains of $6 million in the same period of 2004.  During the six months ended June 30, 2005, FPL Energy recorded $83 million of unrealized mark-to-market after-tax losses from non-qualifying hedge activity compared to gains of $5 million in the same period of 2004.  For further discussion of derivative instruments, see Note 2.

FPL Energy added 1,079 mw of gas-fired, wind and solar generation during or after the fourth quarter of 2004.  These project additions increased the second quarter 2005 net income by approximately $5 million reflecting contributions from wind and solar operations partially offset by after-tax losses from a gas-fired plant in the PJM Interconnection, L.L.C. (PJM) region.  The gas-fired plant experienced losses primarily due to lower than expected generation and electricity prices.  FPL Energy's operating revenues for the second quarter of 2005 decreased by $7 million primarily due to higher unrealized mark-to-market losses associated with non-qualifying hedges and a scheduled refueling outage at Seabrook partially offset by improved market conditions in the Electric Reliability Council of Texas (ERCOT) and the New England Power Pool (NEPOOL) regions, project additions and improved hydro resource.  FPL Energy's operating expenses increased $96 million primarily driven by higher fuel costs, project additions and unrealized mark-to-market losses from non-qualifying hedge activity.

Equity in earnings of equity method investees for the quarter ended June 30, 2005 increased $3 million from the prior year quarter primarily due to the positive effects on operating results of prior contract restructuring activities partially offset by higher unrealized mark-to-market losses from non-qualifying hedge activity.

FPL Energy's net income for the second quarter of 2005 also reflected higher interest expense of approximately $11 million associated with increased average debt balances due to growth in its asset base as well as an increase in average interest rates compared with the same period in 2004.  In addition, other - net in FPL Group's condensed consolidated statements of income includes $8 million of pre-tax gains on the sale of joint venture projects in California and a $12 million pre-tax benefit associated with obtaining an additional partnership interest in a coal plant in California.  PTCs from FPL Energy's wind projects are reflected in FPL Energy's earnings.  PTCs are recognized as wind energy is generated based on a per kilowatt-hour rate prescribed in applicable federal and state statutes, and amounted to $37 million and $32 million for the three months ended June 30, 2005 and 2004, respectively.

FPL Energy's net income for the six months ended June 30, 2005 reflects slightly lower results from the project additions discussed above.  Losses from a gas-fired plant in the PJM region were essentially offset by income from new wind and solar assets.   In the first half of 2005, FPL Energy's operating revenues decreased $4 million primarily due to higher unrealized mark-to-market losses from non-qualifying hedge activity, a scheduled refueling outage at Seabrook and lower wind resource partially offset by improved market conditions in the ERCOT and NEPOOL regions, project additions and improved hydro resource.  FPL Energy's operating expenses increased $131 million primarily driven by higher fuel costs, project additions and unrealized mark-to-market losses from non-qualifying hedge activity.

Equity in earnings of equity method investees for the six months ended June 30, 2005 increased $8 million due to a $13 million gain on a contract restructuring that occurred in the first quarter of 2005, as well as ongoing positive effects on operating results of prior contract restructurings.  This was partially offset by higher unrealized mark-to-market losses from non-qualifying hedge activity.  During the first quarter of 2004, FPL Energy recorded a $52 million gain on the termination of a gas supply contract and a steam agreement which was essentially offset by an impairment loss recorded as a result of agreeing to sell its interest in a combined-cycle power plant in Texas.

FPL Energy's net income for the first six months of 2005 also reflected higher interest expense of approximately $18 million associated with increased average debt balances due to growth in its asset base as well as an increase in average interest rates of 49 basis points compared with the same period in 2004.  In addition, other - net in FPL Group's condensed consolidated statements of income includes $16 million of pre-tax gains on the sale of joint venture projects in California and a $12 million pre-tax benefit associated with obtaining an additional partnership interest in a coal plant in California.  PTCs amounted to $63 million and $59 million for the six months ended June 30, 2005 and 2004, respectively.

FPL Energy's earnings are subject to variability due to, among other things, operational performance, commodity price exposure, counterparty performance, weather conditions and project restructuring activities.  FPL Energy's exposure to commodity price risk is reduced by the degree of contract coverage obtained for 2005 and 2006.  As of July 15, 2005, FPL Energy's capacity under contract for the remainder of 2005 and 2006 is as follows:
	Remainder of 2005			2006

Project Portfolio Category	Available MW (a)	% MW Under Contract		Available MW (a)	% MW Under Contract

Wind	2,938	99%	(b)	3,049	97%	(b)
Contracted(c)	2,215	99%	(b)	2,044	99%	(b)
Merchant: (d)
NEPOOL	2,301	71%	(e)	2,298	49%	(e)
ERCOT	2,598	87%	(e)	2,580	82%	(e)
All Other	1,245	41%	(e)	1,426	24%	(e)

Total portfolio(f)	11,297	84%	(e)	11,397	75%	(e)

_____________________
(a)	Weighted to reflect in-service dates, planned maintenance, Seabrook's refueling outage and power uprate in 2006 and expected production from renewable resource assets.

(b)	Reflects round-the-clock mw under contract.
(c)	Includes all projects with mid- to long-term purchase power contracts for substantially all of their output.
(d)	Includes only those facilities that require active hedging.
(e)	Represents on-peak mw under contract.
(f)	Totals may not add due to rounding and exclude the pending acquisition of a 70% interest in the Duane Arnold Energy Center.

FPL Energy expects its future portfolio capacity growth to come primarily from asset acquisitions and wind development due to the extension of the production tax credit program through 2005 for new wind facilities.  During the first and second quarters of 2005, FPL Energy began commercial operation of a 114 mw wind facility in Texas and a 107 mw wind facility in Oklahoma and purchased a 45% ownership interest, or approximately 68 mw, in several solar projects in California.  In addition, in June 2005, the acquisition of Gexa, a retail electric provider in Texas, was completed, the results of which were not material to the second quarter of 2005.  FPL Energy expects to add a total of 500 mw to 750 mw of wind generation by the end of 2005, including the approximately 221 mw added in the first and second quarters of 2005 and approximately 251 mw that have been announced and are expected to be in operation by the end of 2005.

On July 2, 2005, FPL Energy entered into an agreement to buy a 70% interest in the Duane Arnold Energy Center, a 598 mw nuclear power plant located near Cedar Rapids, Iowa, from Interstate Power and Light Company (IP&L), a subsidiary of Alliant Energy Corporation.  Under the terms of the agreement, FPL Energy will purchase IP&L's 70% interest in the Duane Arnold Energy Center, including nuclear fuel, inventory and other items for a total of approximately $387 million.  All of the power from FPL Energy's share of the Duane Arnold Energy Center will be sold under a long-term contract to IP&L at a price of approximately $46 per mwh in 2006, escalating annually to approximately $61 per mwh in 2013.  FPL Energy will assume responsibility for ultimate decommissioning of the facility and will receive approximately $188 million in decommissioning funds at the time of closing.  Also upon closing of the transaction, FPL Energy will assume management and operation of the Duane Arnold Energy Center.  The transaction is subject to, among other things, the receipt of approvals from various federal and state regulatory agencies and is expected to close in the fourth quarter of 2005 or early in the first quarter of 2006.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates interest charges to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  Corporate and Other's net loss for the three and six months ended June 30, 2005 was $18 million and $30 million, respectively, compared to a net loss of $17 million and $38 million for the comparable periods in 2004.  Results for the six months ended June 30, 2005 include a $7 million gain ($4 million after tax) from the termination of a leveraged lease agreement during the first quarter of 2005, which is included in other - net in FPL Group's condensed consolidated statements of income.

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

FPL Group's cash flows from operating activities for the six months ended June 30, 2005 reflect under-recovered fuel costs at FPL caused primarily by higher than anticipated fuel prices and FPL's payment of storm restoration costs associated with the 2004 hurricane season, partly offset by the receipt of funds associated with the storm reserve deficiency surcharge as described in detail below.  In addition, cash flows from operating activities for the six months ended June 30, 2005 reflect an increase in FPL's fossil fuel inventory, which was affected by higher fuel prices as well as volume increases in anticipation of the 2005 hurricane season.

During the third quarter of 2004, FPL was impacted by hurricanes Charley, Frances and Jeanne, each of which did major damage in parts of FPL's service territory and collectively resulted in over 5.4 million customer power outages.  Damage to FPL property was primarily to the transmission and distribution systems and the storm restoration costs amounted to approximately $890 million.  In addition, FPL estimated it had sustained other property losses totaling approximately $109 million which is expected to be recovered from insurance carriers, of which $20 million has been advanced.  At the end of 2004, all funds available to be used for these storm restoration efforts were withdrawn from the storm fund to pay for storm restoration costs and approximately $536 million was deferred pursuant to an order from the FPSC and recorded as a regulatory asset on FPL Group's and FPL's condensed consolidated balance sheets.  Pursuant to a separate FPSC order, in February 2005 FPL began recovering, subject to refund, storm restoration costs from retail customers through a surcharge.  During the three and six months ended June 30, 2005, FPL collected approximately $44 million and $63 million, respectively, as storm restoration costs from retail customers, and recorded approximately $4 million and $7 million, respectively, as interest due from customers on the unrecovered balance.  The interest income is included in other - net in FPL Group's and FPL's condensed consolidated statements of income.  At June 30, 2005, the remaining storm reserve deficiency of approximately $480 million is recorded as a regulatory asset on FPL Group's and FPL's condensed consolidated balance sheets, of which approximately $191 million is included in current assets.  In July 2005, the FPSC voted to allow recovery of all but $92 million of the storm restoration costs through the storm reserve deficiency surcharge.  The FPSC also voted to allow FPL to charge approximately $70 million to net electric utility plant in service and recover it through retail base rates, and deferred action on the remaining $22 million.  These amounts are included in the storm reserve deficiency on FPL Group's and FPL's condensed consolidated balance sheets at June 30, 2005 pending a final order by the FPSC.  See further discussion in Note 6 - Storm Reserve Deficiency.

During the six months ended June 30, 2005, FPL Group generated proceeds of approximately $1.4 billion from financing activities and redeemed, had mature or made principal payments on debt and preferred stock totaling approximately $680 million.  The proceeds from financing activities included approximately $575 million from the sale of FPL Group common stock related to the Corporate Units issued in February 2002, the issuance of $300 million in first mortgage bonds at FPL, approximately $516 million from the issuance of limited-recourse senior secured bonds and draws on a construction revolver by FPL Energy subsidiaries, and the issuance of approximately $36 million in common stock by FPL Group related to the exercise of stock options.  Redemptions, maturities and principal payments during the six months ended June 30, 2005 included the redemption of FPL preferred stock, a redemption of approximately $5 million in 7.35% bonds at FPL Group Capital, maturity of $600 million in debentures at FPL Group Capital and principal payments of approximately $70 million at FPL Energy.  During the six months ended June 30, 2005, FPL Energy also entered into an interest rate swap agreement.  See further discussion in Note 8 - Long-term Debt.

The following provides various metrics regarding FPL Group's (including FPL's) and FPL's outstanding debt:
	FPL Group		FPL

	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004

Weighted-average annual interest rate (a)	5.7%	5.4%	5.0%	4.9%
Weighted-average life (years)	9.5	8.7	15.3	14.3
Annual average of floating rate debt to total debt (a)	38%	31%	44%	34%
_____________________
(a)	Calculations include interest rate swaps.

In June 2005, a wholly-owned subsidiary of FPL Group completed the acquisition of Gexa, a retail electric provider in Texas serving approximately 1,000 mw of peak load to over 125,000 small commercial and residential customers.  Each share of Gexa's outstanding common stock was converted into 0.1682 of a share of FPL Group common stock.  Assuming the exercise of Gexa options and warrants net of cash to be received upon exercise, the aggregate value of the consideration for the acquisition of Gexa was approximately $81 million, payable in shares of FPL Group common stock.  See Note 8 - Common Stock.

FPL Group's commitments at June 30, 2005 were as follows:
	2005	2006	2007	2008	2009	Thereafter	Total

	(millions)
Long-term debt, including interest: (a)
FPL	$593	$282	$146	$340	$352	$4,319	$6,032
FPL Energy	110	268	573	514	175	1,332	2,972
Corporate and Other	110	1,310	1,188	577	666	932	4,783
Corporate Units	8	2	-	-	-	-	10
Purchase obligations:
FPL (b)	3,165	3,880	2,965	2,440	2,345	7,960	22,755
FPL Energy (c)	266	445	72	55	54	778	1,670
Asset retirement activities: (d)
FPL (e)	-	-	-	-	-	7,056	7,056
FPL Energy (f)	-	-	-	-	-	1,627	1,627
Other commitments:
Corporate and Other	41	-	-	-	-	-	41

Total	$4,293	$6,187	$4,944	$3,926	$3,592	$24,004	$46,946

_____________________
(a)						Includes principal, interest and interest rate swaps. Variable rate interest was computed using June 30, 2005 rates.
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

(c)

Represents firm commitments primarily in connection with natural gas transportation, supply and storage, firm transmission service, nuclear fuel and a portion of its capital expenditures.  The 2006 amount also includes $387 million associated with the pending acquisition of the Duane Arnold Energy Center.  See Note 10 - Commitments and Contracts.

(d)						Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.
(e)						At June 30, 2005, FPL had $2,028 million in restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units, which are included in special use funds.
(f)

At June 30, 2005, FPL Energy's 88.23% portion of Seabrook's restricted trust fund for the payment of future expenditures to decommission Seabrook was $305 million and is included in FPL Group's special use funds.

FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At June 30, 2005, FPL Group had standby letters of credit of approximately $705 million ($22 million for FPL) and approximately $4,749 million notional amount of guarantees ($260 million for FPL), of which approximately $4,451 million ($262 million for FPL) have expirations within the next five years.  These letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt-related reserves and other contractual agreements.  FPL Group and FPL believe it is unlikely that they would be required to perform or otherwise incur any losses associated with these letters of credit and guarantees.  At June 30, 2005, FPL Group and FPL did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  See Note 10 - Commitments.

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

An FPL Energy subsidiary is committed to purchase oil and gas inventory remaining in certain storage facilities at December 31, 2005 at its weighted-average cost.  At June 30, 2005, the subsidiary's commitment is estimated to be from $0 to approximately $73 million based on a potential range of zero to full fuel storage volumes at the current average forward price of oil and gas.  FPL Energy expects to either purchase the fuel to operate the related plant or negotiate a new fuel management contract.

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

These credit facilities are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a transmission and distribution property loss (in the case of FPL), as well as for general corporate purposes.  At June 30, 2005, letters of credit totaling $371 million were outstanding under FPL Group Capital's credit facilities and no amounts were outstanding under FPL's credit facilities.  FPL Group (which guarantees payment of FPL Group Capital credit facilities) is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL Group Capital's credit facilities and FPL is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL's credit facilities.  At June 30, 2005, FPL Group and FPL were each in compliance with the respective ratio.

In addition, FPL Group Capital and FPL have each established an uncommitted credit facility with a bank to be used for general corporate purposes.  The bank may at its discretion, upon the request of FPL Group Capital or FPL, make a short-term loan or loans to FPL Group Capital or FPL in an aggregate amount determined by the bank, which is subject to change at any time.  The terms of the specific borrowings under the uncommitted credit facilities, including maturity, are set at the time borrowing requests are made by FPL Group Capital or FPL.  At June 30, 2005, there were no amounts outstanding for either FPL Group Capital or FPL under the uncommitted credit facilities.

A consolidated FPL VIE that leases nuclear fuel to FPL has established a $100 million senior secured revolving credit facility, which expires in June 2009, to provide backup support for its commercial paper program.  FPL has provided an unconditional guarantee of the payment obligations of the VIE under the credit facility, which is included in the guarantee discussion above.  At June 30, 2005, the VIE had no outstanding borrowings under the revolving credit facility and had approximately $40 million of commercial paper outstanding.  FPL also provides an unconditional payment guarantee of the VIE's $135 million of 2.34% senior secured notes, maturing in June 2006, which is included in the guarantee discussion above.

At June 30, 2005, FPL Group and FPL Group Capital had $2.0 billion (issuable by either or both of them up to such aggregate amount) of available capacity under shelf registration statements.  Securities that may be issued under the FPL Group and FPL Group Capital shelf registration statements, depending on the registrant, include common stock, stock purchase contracts, stock purchase units, preferred stock, senior debt securities, preferred trust securities and related subordinated debt securities, and guarantees relating to certain of those securities.  This capacity is available for, among other things, new investment opportunities.  At June 30, 2005, FPL had $700 million of available capacity under its shelf registration statement.  Securities that may be issued under FPL's shelf registration statement include preferred stock, first mortgage bonds, preferred trust securities and related subordinated debt securities and guarantees.

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

Accumulated Other Comprehensive Income (Loss)

FPL Group's total other comprehensive income (loss) (OCI) activity is as follows:

	Accumulated Other Comprehensive Income (Loss)

	Six Months Ended June 30,

	2005			2004

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

	(millions)

Balances at December 31 of prior year	$(67)	$21	$(46)	$(10)	$14	$4
Commodity hedges - consolidated subsidiaries:
Effective portion of net unrealized losses (net of $56 and $21
tax benefit, respectively)	(81)	-	(81)	(32)	-	(32)
Reclassification from OCI to net income (net of $10 tax expense
and $1 tax benefit, respectively)	16	-	16	(1)	-	(1)
Interest rate hedges - consolidated subsidiaries:
Effective portion of net unrealized gains (losses) (net of $0.4 tax benefit
and $1 tax expense, respectively)	(1)	-	(1)	1	-	1
Reclassification from OCI to net income (net of $1 and $3
tax expense, respectively)	2	-	2	5	-	5
Net unrealized losses on available for sale securities
(net of $2 and $0.3 tax benefit, respectively)	-	(3)	(3)	-	(1)	(1)

Balances at June 30	$(131)	$18	$(113)	$(37)	$13	$(24)

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading - Certain of FPL Group's subsidiaries, including FPL and FPL Energy, use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as to optimize the value of power generation assets.  To a lesser extent, FPL Energy engages in limited energy trading activities to take advantage of expected future favorable price movements.

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

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2005 are as follows:
		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Three months ended June 30, 2005
Fair value of contracts outstanding at March 31, 2005	$6	$(4)	$(45)	$(202)	$289	$44
Reclassification to realized at settlement of contracts	(2)	1	(20)	11	(26)	(36)
Acquisition of Gexa contracts	-	-	38	-	-	38
Effective portion of changes in fair value recorded in OCI	-	-	-	(30)	-	(30)
Ineffective portion of changes in fair value recorded in earnings	-	-	(5)	-	-	(5)
Changes in fair value excluding reclassification to realized	-	1	(62)	-	(45)	(106)

Fair value of contracts outstanding at June 30, 2005	4	(2)	(94)	(221)	218	(95)
Net option premium payment (receipts)	-	-	(1)	-	19	18

Total mark-to-market energy contract net assets (liabilities) at
June 30, 2005	$4	$(2)	$(95)	$(221)	$237	$(77)

		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Six months ended June 30, 2005
Fair value of contracts outstanding at December 31, 2004	$6	$(2)	$(10)	$(109)	$(9)	$(124)
Reclassification to realized at settlement of contracts	(5)	1	(27)	24	(19)	(26)
Acquisition of Gexa contracts	-	-	38	-	-	38
Effective portion of changes in fair value recorded in OCI	-	-	-	(136)	-	(136)
Ineffective portion of changes in fair value recorded in earnings	-	-	(10)	-	-	(10)
Changes in fair value excluding reclassification to realized	3	(1)	(85)	-	246	163

Fair value of contracts outstanding at June 30, 2005	4	(2)	(94)	(221)	218	(95)
Net option premium payment (receipts)	-	-	(1)	-	19	18

Total mark-to-market energy contract net assets (liabilities) at
June 30, 2005	$4	$(2)	$(95)	$(221)	$237	$(77)

FPL Group's total mark-to-market energy contract net assets (liabilities) at June 30, 2005 shown above are included in the condensed consolidated balance sheet as follows:

June 30, 2005

(millions)

Derivative assets	$330
Other assets	76
Derivative liabilities	(214)
Other liabilities	(269)

FPL Group's total mark-to-market energy contract net liabilities	$(77)

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2005 are as follows:
	Maturity

	2005	2006	2007	2008	2009	Thereafter	Total

	(millions)
Proprietary Trading:
Actively quoted (i.e., exchange trade) prices	$(6)	$(11)	$-	$-	$-	$-	$(17)
Prices provided by other external sources	15	27	1	1	-	1	45
Modeled	(6)	(18)	-	-	-	-	(24)

Total	3	(2)	1	1	-	1	4

Owned Assets - Managed:
Actively quoted (i.e., exchange trade) prices	(5)	(3)	-	-	-	-	(8)
Prices provided by other external sources	6	4	-	-	-	-	10
Modeled	(3)	(1)	-	-	-	-	(4)

Total	(2)	-	-	-	-	-	(2)

Owned Assets - Non-Qualifying:
Actively quoted (i.e., exchange trade) prices	12	4	(3)	(1)	1	(3)	10
Prices provided by other external sources	8	(18)	(5)	(2)	-	-	(17)
Modeled	(43)	(17)	(5)	-	(1)	(21)	(87)

Total	(23)	(31)	(13)	(3)	-	(24)	(94)

Owned Assets - OCI:
Actively quoted (i.e., exchange trade) prices	(1)	-	-	-	-	-	(1)
Prices provided by other external sources	(28)	(63)	(88)	(26)	-	-	(205)
Modeled	(5)	(1)	-	-	(7)	(2)	(15)

Total	(34)	(64)	(88)	(26)	(7)	(2)	(221)

Owned Assets - FPL Cost Recovery Clauses:
Actively quoted (i.e., exchange trade) prices	92	56	-	-	-	-	148
Prices provided by other external sources	57	13	-	-	-	-	70
Modeled	-	-	-	-	-	-	-

Total	149	69	-	-	-	-	218

Total sources of fair value	$93	$(28)	$(100)	$(28)	$(7)	$(25)	$(95)

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of June 30, 2005 and December 31, 2004, the VaR figures are as follows:
	Trading and Managed Hedges			Non-Qualifying Hedges and Hedges in OCI (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2004	$-	$-	$-	$55	$12	$48	$55	$15	$47
June 30, 2005	$-	$1	$1	$49	$25	$44	$49	$26	$44

Average for the period ended
June 30, 2005	$-	$2	$2	$38	$18	$35	$38	$19	$35
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

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:

	June 30, 2005			December 31, 2004

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

FPL Group:	(millions)
Long-term debt, including current maturities	$9,380	$9,793	(a)	$9,247	$9,611	(a)
Fixed income securities:
Special use funds	$1,286	$1,286	(b)	$1,219	$1,219	(b)
Other investments	$81	$81	(b)	$72	$72	(b)
Interest rate swaps - net unrealized loss	$(13)	$(13)	(c)	$(11)	$(11)	(c)

FPL:
Long-term debt, including current maturities	$3,607	$3,808	(a)	$3,311	$3,438	(a)
Fixed income securities:
Special use funds	$1,146	$1,146	(b)	$1,081	$1,081	(b)
Interest rate swaps - net unrealized loss	$(2)	$(2)	(c)	$(2)	$(2)	(c)
_____________________
(a)	Based on market prices provided by external sources.
(b)	Based on quoted market prices for these or similar issues.
(c)	Based on market prices modeled internally.

The special use funds of FPL Group include restricted funds set aside to cover the cost of uninsured property storm damage and assessments under the nuclear insurance program for FPL and for the decommissioning of FPL Group's and FPL's nuclear power plants.  A portion of these funds is invested in fixed income debt securities carried at their market value.  Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment for FPL.  The market value adjustments of FPL Group's non-rate regulated operations result in a corresponding adjustment to OCI.  Because the funds set aside by FPL for storm damage and nuclear assessments could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates.  The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not expected to begin in the near term.

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At June 30, 2005, the estimated fair value for interest rate swaps was as follows:
Notional Amount		Effective Date	Maturity Date	Rate Paid		Rate Received	Estimated Fair Value

(millions)							(millions)

Fair value hedges - FPL:
	$250	April 2004	December 2005	variable	(a)	6.875%	$(1)
	$250	May 2004	December 2005	variable	(b)	6.875%	(1)

Fair value hedges - FPL Group Capital:
	$150	July 2003	September 2006	variable	(c)	7.625%	(3)
	$150	July 2003	September 2006	variable	(d)	7.625%	(3)
	$195	October 2004	April 2006	variable	(e)	3.250%	(1)
	$55	October 2004	April 2006	variable	(f)	3.250%	-
	$195	October 2004	April 2006	variable	(g)	3.250%	(2)
	$55	October 2004	April 2006	variable	(h)	3.250%	-
	$300	November 2004	February 2007	variable	(i)	4.086%	(2)
	$275	December 2004	February 2007	variable	(j)	4.086%	(2)

Total fair value hedges							(15)

Cash flow hedges - FPL Energy:
	$93	July 2002	December 2007	4.410%		variable (k)	(1)
	$192	August 2003	November 2007	3.557%		variable (k)	2
	$6	February 2005	June 2008	4.255%		variable (k)	-
	$89	December 2003	December 2017	4.245%		variable (k)	-
	$30	April 2004	December 2017	3.845%		variable (k)	1

Total cash flow hedges							2

Total interest rate hedges							$(13)

_____________________
(a)	Six-month LIBOR plus 3.7285%
(b)	Six-month LIBOR plus 3.6800%
(c)	Six-month LIBOR plus 4.9900%
(d)	Six-month LIBOR plus 4.9925%
(e)	Six-month LIBOR plus 0.0153%
(f)	Six-month LIBOR plus 0.0100%
(g)	Six-month LIBOR plus 0.1500%
(h)	Six-month LIBOR plus 0.1525%
(i)	Three-month LIBOR plus 0.50577%
(j)	Three-month LIBOR plus 0.4025%
(k)	Three-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $239 million ($136 million for FPL) at June 30, 2005.

Equity price risk - Included in the special use funds of FPL Group are marketable equity securities carried at their market value of approximately $1,053 million and $1,051 million ($888 million and $890 million for FPL) at June 30, 2005 and December 31, 2004, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $105 million ($89 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at June 30, 2005.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of June 30, 2005, approximately 99% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

In June 2005, FPL Group completed the acquisition of Gexa, which was valued at approximately $81 million, payable in shares of FPL Group common stock.  Gexa's assets and operating revenues represent less than 1% of FPL Group's consolidated total assets and total operating revenues as of and for the period ended June 30, 2005.  FPL Group does not consider the acquisition of Gexa material to its results of operations, financial position and cash flows, and FPL Group is in the process of evaluating the impact of Gexa's business on its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the 2004 Form 10-K for FPL Group and FPL and Part II, Item 1. Legal Proceedings in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 for FPL Group and FPL.

In July 2005, the parties in the Thomas and Jenkins lawsuit executed a settlement agreement, subject to court approval, that would resolve all aspects of this case.  The settlement does not contain any admission of liability or wrongdoing by any of the FPL Group companies.  The court entered its order preliminarily approving the settlement and set the hearing for final approval for January 9, 2006.

With respect to the issue of behind-the-meter generation and load ratio pricing for network integration transmission service at issue in the April 2004 FMPA petition to the DC Circuit for review of FERC's December 2003 and March 2004 orders, in June 2005, the DC Circuit remanded the case to FERC for further consideration.  The DC Circuit concluded that FERC failed to explain in its orders why network customers should be charged by the transmission provider for network service that the provider is physically constrained from offering and why physical impossibility should not be recognized as an exception to the general rule against permitting partial load ratio pricing for network customers.  The DC Circuit noted that it was not reaching a determination on whether charging on a full load basis in fact is unjust and unreasonable under the circumstances, that it was not defining what constitutes physical impossibility, and that it was not determining whether FMPA made a showing of impossibility.  FPL estimates its exposure for refunds to FMPA on this issue to be approximately $2 million as of June 30, 2005, and $0.2 million per year on a going-forward basis.

In May 2005, FMPA protested FPL's further compliance filing required by FERC in its January 25, 2005 order, claiming that FPL had not followed FERC's mandate and argued that FPL's rates should be reduced by an additional $0.20 per kw per month, resulting in a refund obligation of approximately $17 million to FMPA and approximately $4 million to Seminole at June 30, 2005.  FPL answered FMPA's protest filing in June 2005.  FMPA protested FPL's answer on June 30, 2005 and FPL answered that protest on July 15, 2005.  The matter is pending.

In the Adelphia lawsuit, discovery has commenced.

In each of the Finestone and Blake and Lowe lawsuits, plaintiffs' motion to amend their amended complaint to add as defendants the alleged manufacturers of the fuel rods and cladding purportedly utilized in the operation of the St. Lucie plant was denied.

In the Wooldridge lawsuit, the court granted FPL's motion to dismiss.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Unregistered Sale of Equity Securities - FPL Group sold 713 shares of its $0.01 par value common stock on May 16, 2005.  These shares had been purchased by FPL Group earlier on the same date, in connection with certain stock awards, and are included in the table below.  It was determined that the number of shares of common stock purchased exceeded the amount required and FPL Group erroneously disposed of the 713 shares in an open market brokerage transaction shortly after completing the purchase.  The net proceeds of $72.95 (including an aggregate sales price of $28,705.38 less associated commissions of $29.72 and a purchase price for the shares of $28,602.71) were used for general corporate purposes.  FPL Group has instituted measures to prevent similar errors in the future.

(c)  The following table presents information regarding purchases made by FPL Group of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

				(thousands)

1/1/05 - 1/31/05	-	$-	-	5,402
2/1/05 - 2/28/05	214,316	$39.33	-	20,000
3/1/05 - 3/31/05	32,682	$40.52	-	20,000
4/1/05 - 4/30/05	6,387	$40.85	-	20,000
5/1/05 - 5/31/05	9,410	$40.29	-	20,000
6/1/05 - 6/30/05	8,366	$41.00	-	20,000

Total	271,161		-

_____________________
(a)

Represents: (1) shares of common stock purchased by FPL Group in the open market in connection with the grants and payouts of stock awards under FPL Group's Long Term Incentive Plan (LTIP), FPL Group's Non-Employee Directors Stock Plan, and FPL Group's Deferred Compensation Plan; and (2) shares of common stock purchased from employees to pay taxes related to the vesting of restricted stock granted to such employees under the LTIP.  The number of shares purchased prior to the 2005 stock split and related average price paid per share were adjusted to reflect the stock split.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of FPL Group's shareholders was held on May 20, 2005.  Of the 391,854,153 shares of common stock outstanding on the record date of March 22, 2005, a total of 342,295,047 shares were represented in person or by proxy.

The following directors were elected effective May 20, 2005:

	For	Against or Withheld

H. Jesse Arnelle	334,396,982	7,898,065
Sherry S. Barrat	335,408,604	6,886,443
Robert M. Beall, II	335,169,945	7,125,102
J. Hyatt Brown	277,242,984	65,052,063
James L. Camaren	336,927,871	5,367,176
Lewis Hay, III	334,993,546	7,301,501
Rudy E. Schupp	336,600,760	5,694,287
Michael H. Thaman	336,904,762	5,390,285
Hansel E. Tookes II	336,676,300	5,618,747
Paul R. Tregurtha	333,677,097	8,617,950
Frank G. Zarb	336,340,736	5,954,311

The vote ratifying the appointment of Deloitte & Touche LLP as FPL Group's independent registered public accounting firm was 334,815,044 for, 4,599,705 against and 2,880,298 abstaining.

Item 5.  Other Information

(a)

On July 29, 2005, J. Brian Ferguson was elected to FPL Group's board of directors.  Mr. Ferguson is chairman and chief executive officer of Eastman Chemical Company.  Mr. Ferguson was appointed to the Compensation Committee of the board of directors.

(b)	None
(c)	Other Events
(i)

Reference is made to Item 1. Business - FPL Operations - Environmental and FPL Energy Operations - Environmental in the 2004 Form 10-K for FPL Group and FPL and Part II, Item 5. (c) (i) in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 for FPL Group and FPL.

In June 2005, the EPA issued the Clean Air Visibility Rule to address regional haze in areas which include certain national park and wilderness areas through the installation of Best Available Retrofit Technology (BART) for electric generating units.  BART eligible units include those built between 1962 and 1977 that have the potential to emit more than 250 tons of visibility-impairing pollution a year.  The rule requires states to identify the facilities required to install BART controls by 2008 and allows for a five-year period to implement pollution controls.  While the impact of final BART requirements are uncertain, it is possible that some of FPL's and two of FPL Energy's BART eligible units may be required to add additional controls or switch fuels to meet the BART compliance requirements.

In July 2005, FPL Group filed a petition for reconsideration with the EPA and a lawsuit in the U.S. Court of Appeals for the District of Columbia challenging the sulfur dioxide and nitrogen oxide provisions in the Clean Air Interstate Rule.

	(ii)	Reference is made to Item 1. Business - FPL Operations - Competition and FPL Energy Operations - Regulation in the 2004 Form 10-K for FPL Group and FPL.
In July 2005, the FERC terminated its July 2002 notice of proposed rulemaking regarding the implementation of a standardized design for electric markets in the United States.
	(iii)	Reference is made to Item 1. Business - FPL Operations - System Capability and Load in the 2004 Form 10-K for FPL Group and FPL.
During July 2005, FPL set the following all-time system peaks:
	21,220 mw	July 5, 2005
	21,434 mw	July 6, 2005
	21,611 mw	July 21, 2005
Adequate resources were available at the time of the peaks to meet customer demand.
	(iv)	Reference is made to Item 1. Business - FPL Operations - Fuel in the 2004 Form 10-K for FPL Group and FPL.

In June 2005, FPL discontinued its request for proposal (RFP) for long-term supplies of regasified liquefied natural gas, which it issued in August 2004, as none of the proposals received presented sufficient reasons for FPL to proceed with the RFP at this time.

(v)

Reference is made to Item 1. Business - FPL Operations - Employees in the 2004 Form 10-K for FPL Group and FPL and Part II, Item 5. (c)(iii) in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 for FPL Group and FPL.

In August 2005, the International Brotherhood of Electrical Workers approved a new collective bargaining agreement with FPL, which expires on October 31, 2008.
	(vi)	Reference is made to Item 1. Business - FPL Energy Operations - Nuclear Operations in the 2004 Form 10-K for FPL Group.

In May 2005, Seabrook completed its first phase of the power uprate which increased net plant capability to 1,076 mw.  FPL Energy is scheduled to complete the second phase of the uprate in the fall of 2006 which is anticipated to increase net plant capability to 1,106 mw.

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
*4(a)

Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and seven Supplements thereto, between FPL and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-3545; Exhibit 4(f) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(g) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File No. 2-27612; and Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275)

		x	x
*4(b)

Warrant Agreement by and between Gexa Corp. and Highbridge/Zwirn Special Opportunities Fund, L.P., dated as of July 8, 2004, assumed by FPL Group effective June 17, 2005 (filed by Gexa Corp. as Exhibit 4.1 to Form 8-K dated July 8, 2004, File No. 1-31435)

x
*4(c)

Warrant Agreement by and between Gexa Corp. and Cappello Capital Corp., dated as of November 1, 2004, assumed by FPL Group effective June 17, 2005 (filed by Gexa Corp. as Exhibit 4.1 to Form 8-K dated December 3, 2004, File No. 1-31435)

x
4(d)	Warrant Agreement by and between Gexa Corp. and Prospect Street Ventures Ltd., dated as of July 19, 2004, assumed by FPL Group effective June 17, 2005	x
4(e)	Warrant Agreement by and between Gexa Corp. and Prospect Street Ventures I LLC, dated as of September 9, 2004, assumed by FPL Group effective June 17, 2005	x
4(f)	Form of Warrant Agreement to Purchase Shares of Common Stock of Gexa Corp., dated as of November 23, 2004, assumed by FPL Group effective June 17, 2005	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x
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

Date: August 3, 2005

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)