Form 10-Q
period 2005-09-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2005-11-04
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days.    Yes    X        No

Indicate by check mark whether FPL Group, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes X No
Indicate by check mark whether Florida Power & Light Company is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes No X
Indicate by check mark whether FPL Group, Inc. is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes No X
Indicate by check mark whether Florida Power & Light Company is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes No X
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at September 30, 2005: 394,855,299 shares.

As of September 30, 2005, there were issued and outstanding 1,000 shares of Florida Power & Light Company's common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

CAUTIONARY STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), FPL Group, Inc. (FPL Group) and Florida Power & Light Company (FPL) are hereby filing cautionary statements identifying important factors that could cause FPL Group's or FPL's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of FPL Group and FPL in this combined Form 10-Q, in presentations, on their respective websites, in response to questions or otherwise.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, believe, could, estimated, may, plan, potential, projection, target, outlook) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could cause FPL Group's or FPL's actual results to differ materially from those contained in forward-looking statements made by or on behalf of FPL Group and FPL.

Any forward-looking statement speaks only as of the date on which such statement is made, and FPL Group and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The following are some important factors that could have a significant impact on FPL Group's and FPL's operations and financial results, and could cause FPL Group's and FPL's actual results or outcomes to differ materially from those discussed in the forward-looking statements:

  FPL Group and FPL are subject to changes in laws or regulations, including the Public Utility Regulatory Policies Act of 1978, as amended (PURPA), the Public Utility Holding Company Act of 1935, as amended (Holding Company Act), the Federal Power Act, the Atomic Energy Act of 1954, as amended, the Energy Policy Act of 2005 and certain sections of the Florida statutes relating to public utilities, changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), the Florida Public Service Commission (FPSC) and the utility commissions of other states in which FPL Group has operations, and the U.S. Nuclear Regulatory Commission (NRC), with respect to, among other things, allowed rates of return, industry and rate structure, operation of nuclear power facilities, operation and construction of plant facilities, operation and construction of transmission facilities, acquisition, disposal, depreciation and amortization of assets and facilities, recovery of fuel and purchased power costs, decommissioning costs, return on common equity (ROE) and equity ratio limits, and present or prospective wholesale and retail competition (including but not limited to retail wheeling and transmission costs).  The FPSC has the authority to disallow recovery by FPL of any and all costs that it considers excessive or imprudently incurred.

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

  The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, use of new technology, the dependence on a specific fuel source, including the supply and transportation of fuel, or the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes), as well as the risk of performance below expected or contracted levels of output or efficiency.  This could result in lost revenues and/or increased expenses.  Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power.  In addition to these risks, FPL Group's and FPL's nuclear units face certain risks that are unique to the nuclear industry including the ability to store and/or dispose of spent nuclear fuel, as well as additional regulatory actions up to and including shutdown of the units stemming from public safety concerns, whether at FPL Group's and FPL's plants, or at the plants of other nuclear operators.  Breakdown or failure of an FPL Energy, LLC (FPL Energy) operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

  FPL Group's and FPL's ability to successfully and timely complete their power generation facilities currently under construction, those projects yet to begin construction or capital improvements to existing facilities within established budgets is contingent upon many variables and subject to substantial risks.  Should any such efforts be unsuccessful, FPL Group and FPL could be subject to additional costs, termination payments under committed contracts, and/or the write-off of their investment in the project or improvement.

  FPL Group and FPL use derivative instruments, such as swaps, options, futures and forwards, to manage their commodity and financial market risks, and, to a lesser extent, engage in limited trading activities.  FPL Group could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.  In addition, FPL's use of such instruments could be subject to prudency challenges and if found imprudent, cost recovery could be disallowed by the FPSC.

  There are other risks associated with FPL Energy.  In addition to risks discussed elsewhere, risk factors specifically affecting FPL Energy's success in competitive wholesale markets include the ability to efficiently develop and operate generating assets, the successful and timely completion of project restructuring activities, maintenance of the qualifying facility status of certain projects, the price and supply of fuel (including transportation), transmission constraints, competition from new sources of generation, excess generation capacity and demand for power.  There can be significant volatility in market prices for fuel and electricity, and there are other financial, counterparty and market risks that are beyond the control of FPL Energy.  FPL Energy's inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair FPL Group's future financial results.  In keeping with industry trends, a portion of FPL Energy's power generation facilities operate wholly or partially without long-term power purchase agreements.  As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which may affect the volatility of FPL Group's financial results.  In addition, FPL Energy's business depends upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable, FPL Energy's ability to sell and deliver its wholesale power may be limited.

  FPL Group is likely to encounter significant competition for acquisition opportunities that may become available as a result of the consolidation of the power industry, in general, as well as the passage of the Energy Policy Act of 2005.  In addition, FPL Group may be unable to identify attractive acquisition opportunities at favorable prices and to successfully and timely complete and integrate them.

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

  FPL Group's and FPL's results of operations are affected by the growth in customer accounts in FPL's service area.  Customer growth can be affected by population growth as well as economic factors in Florida, including job and income growth, housing starts and new home prices.  Customer growth directly influences the demand for electricity and the need for additional power generation and power delivery facilities at FPL.

  FPL Group's and FPL's results of operations are affected by changes in the weather.  Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities, and can affect the production of electricity at wind and hydro-powered facilities.

  FPL Group's and FPL's results of operations can be affected by the impact of severe weather which can be destructive, causing outages and property damage, may affect fuel supply and could require additional costs to be incurred.  At FPL, recovery of these costs is subject to FPSC approval.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

OPERATING REVENUES	$3,504	$2,983	$8,682	$7,933

OPERATING EXPENSES
Fuel, purchased power and interchange	1,826	1,488	4,458	3,889
Other operations and maintenance	469	435	1,321	1,262
Amortization of storm reserve deficiency	56	-	119	-
Depreciation and amortization	331	298	953	897
Taxes other than income taxes	263	239	719	667

Total operating expenses	2,945	2,460	7,570	6,715

OPERATING INCOME	559	523	1,112	1,218

OTHER INCOME (DEDUCTIONS)
Interest charges	(150)	(122)	(428)	(368)
Equity in earnings of equity method investees	59	40	105	78
Allowance for equity funds used during construction	2	10	25	26
Other - net	22	12	94	27

Total other deductions - net	(67)	(60)	(204)	(237)

INCOME BEFORE INCOME TAXES	492	463	908	981

INCOME TAXES	153	143	229	266

NET INCOME	$339	$320	$679	$715

Earnings per share of common stock:
Basic	$0.88	$0.89	$1.79	$2.00
Assuming dilution	$0.87	$0.88	$1.77	$1.98

Dividends per share of common stock	$0.355	$0.34	$1.065	$0.96

Weighted-average number of common shares outstanding:
Basic	383.8	359.1	378.7	358.0
Assuming dilution	389.8	362.2	384.3	360.4

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (2004 Form 10-K) for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
September 30, 2005		December 31, 2004

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$31,700	$29,721
Nuclear fuel	512	504
Construction work in progress	805	1,495
Less accumulated depreciation and amortization	(10,875)	(10,494)

Total property, plant and equipment - net	22,142	21,226

CURRENT ASSETS
Cash and cash equivalents	1,102	225
Customer receivables, net of allowances of $30 and $37, respectively	1,268	785
Other receivables, net of allowances of $8 and $1, respectively	558	259
Materials, supplies and fossil fuel inventory - at average cost	467	394
Regulatory assets:
Deferred clause and franchise expenses	396	230
Storm reserve deficiency	161	163
Derivatives	-	9
Derivatives	1,711	110
Other	368	352

Total current assets	6,031	2,527

OTHER ASSETS
Nuclear decommissioning reserve funds	2,376	2,271
Other investments	614	740
Regulatory assets:
Storm reserve deficiency	356	373
Unamortized loss on reacquired debt	43	45
Deferred clause expenses	431	45
Other	60	38
Other	1,591	1,068

Total other assets	5,471	4,580

TOTAL ASSETS	$33,644	$28,333

CAPITALIZATION
Common stock	$4	$2
Additional paid-in capital	4,169	3,416
Retained earnings	4,437	4,165
Accumulated other comprehensive loss	(213)	(46)

Total common shareholders' equity	8,397	7,537
Long-term debt	7,787	8,027

Total capitalization	16,184	15,564

CURRENT LIABILITIES
Commercial paper	77	492
Current maturities of long-term debt and preferred stock	1,868	1,225
Accounts payable	1,341	762
Customers' deposits	426	394
Margin cash deposits	1,054	5
Accrued interest and taxes	467	227
Regulatory liabilities:
Deferred clause and franchise revenues	35	30
Derivatives	1,340	-
Derivatives	687	118
Other	668	995

Total current liabilities	7,963	4,248

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,305	2,207
Accumulated deferred income taxes	2,903	2,685
Regulatory liabilities:
Accrued asset removal costs	2,066	2,012
Asset retirement obligation regulatory expense difference	271	266
Unamortized investment tax credits	66	81
Other	311	106
Other	1,575	1,164

Total other liabilities and deferred credits	9,497	8,521

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$33,644	$28,333

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2004 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Nine Months Ended September 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$679	$715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	921	864
Nuclear fuel amortization	75	71
Storm-related costs, net of insurance advances	(317)	(153)
Amortization of storm reserve deficiency	119	-
Unrealized losses on marked to market energy contracts	240	28
Deferred income taxes and related regulatory credit	282	560
Cost recovery clauses and franchise fees	(546)	76
Equity in earnings of equity method investees	(105)	(78)
Distribution of earnings from equity method investees	17	39
Changes in operating assets and liabilities:
Customer receivables	(429)	(139)
Other receivables	74	24
Material, supplies and fossil fuel inventory	(73)	44
Other current assets	(35)	(10)
Deferred pension cost	(70)	(91)
Accounts payable	532	136
Customers' deposits	24	32
Margin cash deposits	934	4
Income taxes	(42)	(94)
Interest and other taxes	244	172
Other current liabilities	(104)	(36)
Other liabilities	(13)	51
Other - net	109	97

Net cash provided by operating activities	2,516	2,312

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,148)	(980)
Independent power investments	(668)	(305)
Nuclear fuel purchases	(69)	(86)
Sale of independent power investments	16	93
Loan repayments and capital distributions from equity method investees	126	5
Contributions to special use funds	(121)	(115)
Reimbursements from special use funds	8	-
Sale of Olympus note receivable	-	126
Funding of secured loan	(43)	(79)
Proceeds from termination of leveraged lease	43	-
Other - net	(9)	(30)

Net cash used in investing activities	(1,865)	(1,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,093	557
Retirements of long-term debt	(695)	(410)
Retirements of preferred stock - FPL	(5)	-
Net change in short-term debt	(415)	(457)
Issuances of common stock	633	63
Dividends on common stock	(407)	(345)
Other - net	22	(27)

Net cash provided by (used in) financing activities	226	(619)

Net increase in cash and cash equivalents	877	322
Cash and cash equivalents at beginning of period	225	129

Cash and cash equivalents at end of period	$1,102	$451

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock and conversion of options and warrants in connection with
the acquisition of Gexa Corp. (Gexa)	$81	$-
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2004 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

OPERATING REVENUES	$2,891	$2,485	$7,230	$6,600

OPERATING EXPENSES
Fuel, purchased power and interchange	1,460	1,248	3,686	3,342
Other operations and maintenance	334	323	960	938
Amortization of storm reserve deficiency	56	-	119	-
Depreciation and amortization	246	227	708	686
Taxes other than income taxes	244	221	663	613

Total operating expenses	2,340	2,019	6,136	5,579

OPERATING INCOME	551	466	1,094	1,021

OTHER INCOME (DEDUCTIONS)
Interest charges	(58)	(44)	(157)	(135)
Allowance for equity funds used during construction	2	10	25	26
Other - net	(1)	(4)	3	(8)

Total other deductions - net	(57)	(38)	(129)	(117)

INCOME BEFORE INCOME TAXES	494	428	965	904

INCOME TAXES	183	153	341	318

NET INCOME	311	275	624	586

PREFERRED STOCK DIVIDENDS	-	-	-	1

NET INCOME AVAILABLE TO FPL GROUP	$311	$275	$624	$585

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2004 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
September 30, 2005		December 31, 2004

ELECTRIC UTILITY PLANT
Plant in service	$23,226	$21,860
Nuclear fuel	375	370
Construction work in progress	691	1,285
Less accumulated depreciation and amortization	(9,603)	(9,467)

Electric utility plant - net	14,689	14,048

CURRENT ASSETS
Cash and cash equivalents	945	65
Customer receivables, net of allowances of $17 and $18, respectively	854	585
Other receivables, net of allowances of $1 and $1, respectively	180	216
Materials, supplies and fossil fuel inventory - at average cost	374	315
Regulatory assets:
Deferred clause and franchise expenses	396	230
Storm reserve deficiency	161	163
Derivatives	-	9
Derivatives	1,363	26
Other	112	146

Total current assets	4,385	1,755

OTHER ASSETS
Nuclear decommissioning reserve funds	2,064	1,971
Other investments	8	8
Regulatory assets:
Storm reserve deficiency	356	373
Unamortized loss on reacquired debt	43	45
Deferred clause expenses	431	45
Other	60	38
Other	1,163	831

Total other assets	4,125	3,311

TOTAL ASSETS	$23,199	$19,114

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,318	4,318
Retained earnings	922	459

Total common shareholder's equity	6,613	6,150
Long-term debt	3,271	2,813

Total capitalization	9,884	8,963

CURRENT LIABILITIES
Commercial paper	50	492
Current maturities of long-term debt and preferred stock	634	523
Accounts payable	989	606
Customers' deposits	411	388
Margin cash deposits	1,011	-
Accrued interest and taxes	374	158
Regulatory liabilities:
Deferred clause and franchise revenues	35	30
Derivatives	1,340	-
Other	615	826

Total current liabilities	5,459	3,023

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,098	2,015
Accumulated deferred income taxes	2,251	1,949
Regulatory liabilities:
Accrued asset removal costs	2,066	2,012
Asset retirement obligation regulatory expense difference	271	266
Unamortized investment tax credits	66	81
Other	311	106
Other	793	699

Total other liabilities and deferred credits	7,856	7,128

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$23,199	$19,114

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2004 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Nine Months Ended September 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$624	$586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	676	653
Nuclear fuel amortization	56	51
Storm-related costs, net of insurance advances	(317)	(153)
Amortization of storm reserve deficiency	119	-
Deferred income taxes and related regulatory credit	343	489
Cost recovery clauses and franchise fees	(546)	76
Changes in operating assets and liabilities:
Customer receivables	(269)	(105)
Other receivables	106	(86)
Material, supplies and fossil fuel inventory	(59)	52
Other current assets	(18)	(16)
Deferred pension cost	(56)	(74)
Accounts payable	399	131
Customers' deposits	23	32
Margin cash deposits	896	-
Income taxes	45	(190)
Interest and other taxes	217	145
Other current liabilities	(47)	(20)
Other liabilities	42	47
Other - net	(2)	26

Net cash provided by operating activities	2,232	1,644

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,148)	(980)
Contributions to special use funds	(105)	(104)
Reimbursements from special use funds	8	-
Nuclear fuel purchases	(66)	(74)
Other - net	(2)	1

Net cash used in investing activities	(1,313)	(1,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	588	236
Issuances of preferred stock	-	20
Retirements of preferred stock	(25)	-
Net change in short-term debt	(441)	(173)
Dividends	(161)	(523)

Net cash used in financing activities	(39)	(440)

Net increase in cash and cash equivalents	880	47
Cash and cash equivalents at beginning of period	65	4

Cash and cash equivalents at end of period	$945	$51

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

The following table provides the components of net periodic benefit (income) cost for the plans:
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005	2004	2005	2004	2005	2004	2005	2004

	(millions)

Service cost	$13	$13	$2	$2	$39	$39	$6	$6
Interest cost	22	21	6	7	65	63	19	20
Expected return on plan assets	(53)	(52)	(1)	(1)	(158)	(155)	(3)	(3)
Amortization of transition (asset) obligation	-	(6)	1	1	-	(18)	3	3
Amortization of prior service benefit	(1)	(1)	-	-	(3)	(4)	-	-
Amortization of (gains) losses	(4)	(5)	1	1	(12)	(15)	3	3

Net periodic benefit (income) cost at FPL Group	$(23)	$(30)	$9	$10	$(69)	$(90)	$28	$29

Net periodic benefit (income) cost at FPL	$(18)	$(24)	$8	$9	$(55)	$(73)	$24	$26

During the nine months ended September 30, 2005, FPL Group contributed approximately $14 million to the other benefits plan, with a total contribution of approximately $21 million anticipated in calendar year 2005.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law.  The Medicare Act introduces a voluntary prescription drug benefit under Medicare (Part D), starting in 2006, as well as a federal subsidy to sponsors of retiree health care plans that provide at least an actuarially equivalent prescription drug benefit.  As a result of the Medicare Act, in May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003."  Under Staff Position FAS 106-2, benefit obligations are required to be remeasured and reported as an actuarial gain if enactment of the Medicare Act is determined to be a "significant event" pursuant to the provisions of Financial Accounting Standards No. (FAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."  FPL Group considered the effects of the Medicare Act on a subset of the retiree population that FPL Group believed was certain to meet the Centers for Medicare and Medicaid Services (CMS) actuarial equivalence definition, when established, and determined that those effects were not a significant event.  Therefore, the accumulated benefit obligation for the other benefits was remeasured at the scheduled September 30, 2004 measurement date to reflect the effects of the Medicare Act on this subset of the retiree population.  This resulted in a reduction to accumulated benefit obligation of approximately $10 million.  No effect from the Medicare Act is in the accumulated benefits obligation at September 30, 2004 for the remaining population.  Subsequently, in January 2005 and April 2005, the CMS issued regulations that defined actuarial equivalency.  FPL Group considered the effects of the regulations on the remaining population and determined that those effects were not a significant event.  Consequently, a remeasurement of the other benefits obligation will be performed based on the September 30, 2005 measurement date.

Supplemental Retirement Plan - FPL Group has a non-qualified supplemental defined benefit pension plan that provides benefits to higher-level employees.  The cost of this plan is included in the determination of net periodic benefit income for pension benefits in the preceding table and, for FPL Group, amounted to approximately $1 million and $1 million for the three months ended September 30, 2005 and 2004, respectively, and approximately $2 million and $2 million for the nine months ended September 30, 2005 and 2004, respectively.

2.  Derivative Instruments

Derivative instruments, when required to be marked to market under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability (in derivative assets, other assets, derivative liabilities and other liabilities) measured at fair value.  FPL Group and FPL use derivative instruments (primarily forward purchases and sales, swaps, options and futures) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate risk associated with long-term debt.  In addition, FPL Group uses derivatives to optimize the value of power generation assets.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) and the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized net in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  For the three and nine months ended September 30, 2005, the ineffective portion of net unrealized losses on cash flow hedges totaled $15 million and $25 million, respectively, compared to $1 million and $7 million for the three and nine months ended September 30, 2004, respectively.  These losses are included within the line items in the statements of income to which they relate.

FPL Group's unrealized mark-to-market gains (losses) on derivative transactions reflected in the condensed consolidated statements of income for consolidated subsidiaries and equity method investees are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(millions)

Consolidated subsidiaries	$(113)	$(26)	$(240)	$(27)
Equity method investees	$10	$4	$7	$18

3.  Comprehensive Income

FPL Group's comprehensive income is as follows:
	Three Months Ended September 30,

	2005	2004

	(millions)

Net income of FPL Group	$339	$320
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses
(net of $83 and $14 tax benefit, respectively)	(121)	(22)
Reclassification from other comprehensive income (OCI) to
net income (net of $10 and $0.4 tax expense, respectively)	15	1
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $2 tax expense and $4 tax benefit, respectively)	3	(7)
Reclassification from OCI to net income
(net of $2 tax expense in 2004)	-	3
Supplemental retirement plan liability adjustment
(net of $1 tax expense in 2005)	3	-

Comprehensive income of FPL Group	$239	$295

	Nine Months Ended September 30,

	2005	2004

	(millions)

Net income of FPL Group	$679	$715
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses
(net of $138 and $35 tax benefit, respectively)	(203)	(54)
Reclassification from OCI to net income
(net of $21 tax expense and $0.5 tax benefit, respectively)	31	(1)
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $2 tax expense and $4 tax benefit, respectively)	3	(6)
Reclassification from OCI to net income
(net of $1 and $5 tax expense, respectively)	2	8
Net unrealized losses on available for sale securities
(net of $2 and $0.4 tax benefit, respectively)	(3)	(1)
Supplemental retirement plan liability adjustment
(net of $1 tax expense in 2005)	3	-

Comprehensive income of FPL Group	$512	$661

At September 30, 2005, FPL Group had cash flow hedges with expiration dates through December 2010 for energy commodity derivative instruments and interest rate cash flow hedges with expiration dates through December 2017.  Approximately $87 million of losses included in FPL Group's accumulated other comprehensive loss at September 30, 2005 will be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.  Accumulated other comprehensive loss is separately displayed on the condensed consolidated balance sheets of FPL Group.

4.  Earnings Per Share of Common Stock

The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(millions, except per share amounts)

Numerator - net income	$339	$320	$679	$715

Denominator:
Weighted-average number of common shares
outstanding - basic	383.8	359.1	378.7	358.0
Restricted stock, performance share and shareholder
value awards, options, warrants and equity units (a)	6.0	3.1	5.6	2.4

Weighted-average number of common shares
outstanding - assuming dilution	389.8	362.2	384.3	360.4

Earnings per share of common stock:
Basic	$0.88	$0.89	$1.79	$2.00
Assuming dilution	$0.87	$0.88	$1.77	$1.98
_____________________
(a)

Performance share awards and shareholder value awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period were the end of the term of the award.  Restricted stock, performance share awards, shareholder value awards, options, warrants and equity units (known as Corporate Units) are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Common shares issuable upon the exercise of stock options and common shares related to the achievement of certain performance criteria, which were not included in the denominator above due to their antidilutive effect, were less than 0.1 million for each of the three and nine months ended September 30, 2005 and approximately 0.8 million for each of the three and nine months ended September 30, 2004.

5.  Variable Interest Entities

FPL entered into a power purchase agreement (PPA) with a 330 megawatt (mw) coal-fired cogeneration facility (the facility) in 1995 to purchase substantially all of the facility's electrical output through 2025.  The facility is considered a qualifying facility as defined by PURPA, which requires FPL to purchase the electricity output of the facility.  At December 31, 2004, FPL determined that (a) the facility was a variable interest entity (VIE) and (b) the PPA represented a variable interest in the facility.  However, FPL determined that it was not the facility's primary beneficiary.  During the first quarter of 2005, a change in ownership of the facility occurred, triggering the need to reevaluate whether FPL is the facility's primary beneficiary.  After making exhaustive efforts, FPL was unable to obtain the information necessary to perform this reevaluation.  The PPA with the facility contains no provisions which legally obligate the facility to release this information to FPL.  During the three and nine months ended September 30, 2005, FPL purchased 671,944 megawatt hours (mwh) and 1,767,079 mwh, respectively, from the facility at a total cost of approximately $51 million and $142 million, respectively.  This compared to 583,903 mwh and 1,745,126 mwh at a total cost of approximately $46 million and $136 million for the three and nine months ended September 30, 2004, respectively.  Additionally, the PPA does not expose FPL to losses since the energy payments made by FPL to the facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  FPL will continue to make exhaustive efforts to obtain the necessary information from the facility in order to determine if FPL is the facility's primary beneficiary.

6.  Regulatory Matters

2005 Rate Agreement - In August 2005, FPL and all of the intervenors in its rate case filing signed a stipulation and settlement agreement regarding FPL's retail base rates, which was subsequently approved by the FPSC (2005 rate agreement).  The 2005 rate agreement will be in effect through December 31, 2009, and thereafter shall remain in effect until terminated on the date new retail base rates become effective pursuant to an FPSC order.

The 2005 rate agreement provides that retail base rates will not increase during the term of the agreement except to allow recovery of the revenue requirements of any power plant approved pursuant to the Florida Power Plant Siting Act that achieves commercial operation during the term of the 2005 rate agreement.  The 2005 rate agreement also continues the revenue sharing mechanism in FPL's current rate agreement, whereby revenues from retail base operations in excess of certain thresholds will be shared with customers on the basis of two-thirds refunded to customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second, higher threshold (cap) will be refunded 100% to customers.  The revenue sharing threshold and cap for 2006 will be established by using the 2005 revenue sharing threshold and cap of $3,880 million and $4,040 million, respectively, increased by the average annual growth rate in retail kilowatt-hour sales for the ten year period ending December 31, 2005, which is expected to be approximately 2.9% to 3.1%.

Under the terms of the 2005 rate agreement: (i) FPL's electric property depreciation rates will be based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however, FPL may reduce depreciation by up to $125 million annually, (ii) FPL suspended contributions of approximately $79 million per year to its nuclear decommissioning fund beginning in September 2005, (iii) FPL will suspend contributions of $20.3 million per year to its storm and property insurance reserve beginning in January 2006 and will have the ability to recover prudently incurred storm restoration costs, either through securitization pursuant to Section 366.8260 of the Florida Statutes or through surcharges, and (iv) FPL will be allowed to recover through a cost recovery clause prudently incurred incremental costs associated with complying with an FPSC or FERC order regarding a regional transmission organization, such as GridFlorida LLC.

FPL will not have an authorized regulatory ROE under the 2005 rate agreement for the purpose of addressing earnings levels. For all other regulatory purposes, FPL will have an ROE of 11.75%.  The revenue sharing mechanism described above will be the appropriate and exclusive mechanism to address earnings levels.  However, if FPL's regulatory ROE, as reported to the FPSC in FPL's monthly earnings surveillance report, falls below 10% during the term of the 2005 rate agreement, FPL may petition the FPSC to amend its base rates.

Storm Reserve Deficiency - The storm reserve deficiency represents storm restoration costs incurred by FPL that exceeded the amounts in the storm and property insurance reserve.  The storm restoration costs were associated with hurricanes that affected FPL's service territory in 2004 and 2005.  At September 30, 2005 and December 31, 2004, FPL's storm reserve deficiency totaled approximately $517 million and $536 million, respectively, a portion of which is included in current assets.

The storm reserve deficiency associated with the 2004 hurricanes, plus interest, is being recovered primarily through a storm damage surcharge applied to retail customer bills over a 36-month period beginning in February 2005, and totaled approximately $337 million at September 30, 2005.  During the three and nine months ended September 30, 2005, FPL billed to customers approximately $56 million and $119 million, respectively, through the storm damage surcharge.  The remaining balance of the storm reserve deficiency primarily relates to the storm restoration costs associated with Hurricanes Dennis, Katrina and Rita that struck FPL's service territory in the third quarter of 2005.

In addition, Hurricane Wilma, which passed through southern and central Florida on October 24, 2005, caused extensive damage particularly in the southeast portion of FPL's service territory.  Damage to FPL property was primarily to the transmission and distribution systems.  Several of FPL's generating facilities in the area were also affected; however, all of these units have returned to service.  Approximately 3.2 million FPL customer accounts were without electrical service immediately after the hurricane struck.  Fewer than 0.5 million remain without power as of November 3, 2005.  FPL expects to restore electrical service to substantially all customers capable of receiving service by November 13, 2005.  FPL is currently unable to estimate the cost of repairing the damage to its facilities and restoring service to the affected customers as a result of Hurricane Wilma; however, based on prior experience, FPL expects storm restoration costs to be in excess of $500 million.

FPL intends to seek recovery of its 2005 hurricane costs in accordance with the 2005 rate agreement; however, FPL has not yet decided whether it will do so through securitization pursuant to Section 366.8260 of the Florida Statutes or through a surcharge.  The FPSC has the right to review FPL's 2005 storm charges for prudence, and has the authority to determine the manner and timing of recovery.

7.  Income Taxes

FPL Group's effective tax rate for the three months ended September 30, 2005 and 2004 was approximately 31.1% and 30.9%, respectively.  The reduction from the statutory rate mainly reflects the benefit of production tax credits (PTCs) of approximately $31 million and $24 million, respectively, related to FPL Energy's wind projects.  The corresponding rates and amounts for the nine months ended September 30, 2005 and 2004 were approximately 25.2% and 27.1%, respectively, and approximately $94 million and $83 million, respectively.

FPL Group recognizes PTCs as wind energy is generated based on a per kilowatt-hour rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective tax rate anticipated for the full year.  FPL Group utilizes this method of recognizing PTCs for specific reasons including that they are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations.

8.  Capitalization

Common Stock - On June 17, 2005, in connection with the acquisition of Gexa, a retail electric provider in Texas, FPL Group issued approximately 1.7 million shares of common stock.  In addition, options and warrants to purchase Gexa common stock were converted into options and warrants to purchase FPL Group common stock resulting in up to an additional 0.6 million shares of FPL Group common stock issuable at the time these options and warrants are exercised.  The acquisition was accounted for using the purchase method of accounting and at September 30, 2005, after certain purchase price allocation adjustments were made during the third quarter of 2005, approximately $75 million of goodwill was included in other assets on FPL Group's condensed consolidated balance sheets.  In accordance with FAS 142, "Goodwill and Other Intangible Assets," goodwill will be assessed for impairment at least annually by applying a fair value based test.

Long-term Debt - In February 2005, subsidiaries of FPL Energy sold $365 million of 5.608% limited-recourse senior secured bonds maturing in March 2024 and $100 million of 6.125% limited-recourse senior secured bonds maturing in March 2019.  Semi-annual principal payments commenced in September 2005.  The majority of the proceeds were used to return to FPL Energy a portion of the investment it made in the development, acquisition and/or construction of nine wind power projects.  FPL Group Capital has guaranteed certain obligations under the debt agreements.

In February 2002, FPL Group sold a total of 11.5 million publicly-traded equity units known as Corporate Units and, in connection with that financing, FPL Group Capital issued $575 million principal amount of 4.75% debentures due February 16, 2007.  During 2004, FPL Group Capital remarketed $554 million of these debentures and the annual interest rate on all the debentures was reset to 4.086%.  Payment of FPL Group Capital debentures is absolutely, irrevocably and unconditionally guaranteed by FPL Group.  Each Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder agreed to purchase $50 of FPL Group common shares on or before February 16, 2005, and FPL Group agreed to make payments of 3.75% of the unit's $50 stated value until the shares were purchased.  On February 16, 2005, FPL Group received approximately $575 million in settlement of these purchase contracts and issued 18,540,180 shares of FPL Group common stock.

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

In September 2005, FPL issued $300 million principal amount of 5.40% first mortgage bonds maturing in September 2035.  The proceeds were used to fund the construction of additional electric facilities and for other corporate purposes.

Preferred Stock - In January 2005, FPL redeemed all 250,000 shares of its $100 par value 4 1/2% (Series A and Series V) preferred stock outstanding at December 31, 2004.

9.  Asset Retirement Obligations

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FAS 143, "Accounting for Asset Retirement Obligations."  The interpretation addresses diverse practices which have developed with respect to the recognition of asset retirement obligations when the timing and/or method of settlement of an obligation are conditional on a future event.  It requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated.  This guidance must be implemented by December 31, 2005 and the cumulative effect of initially applying the interpretation, if any, would be recorded as a change in accounting principle.  FPL Group and FPL are in the process of evaluating the impact of implementing FIN 47 and are currently unable to estimate the effect on their respective financial statements.

10.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind projects and the procurement of nuclear fuel, as well as announced acquisitions.  FPL FiberNet, LLC's (FPL FiberNet) capital expenditures primarily include costs to meet customer specific requirements and sustain its fiber-optic network.  At September 30, 2005, planned capital expenditures for the remainder of 2005 through 2009 are estimated to be as follows:
	2005	2006		2007	2008	2009	Total

FPL:	(millions)
Generation: (a)
New (b)	$130	$245		$525	$280	$80	$1,260
Existing	235	460		480	325	395	1,895
Transmission and distribution	200	715		740	715	715	3,085
Nuclear fuel	5	100		110	75	105	395
General and other	70	135		165	160	160	690

Total	$640	$1,655		$2,020	$1,555	$1,455	$7,325

FPL Energy:
Wind (c)	$175	$995		$930	$5	$5	$2,110
Gas	15	15		15	15	5	65
Nuclear fuel and other	10	515	(d)	95	50	90	760

Total	$200	$1,525		$1,040	$70	$100	$2,935

FPL FiberNet	$4	$11		$11	$11	$11	$48

_____________________
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $7 million, $40 million, $46 million, $42 million and $22 million in 2005, 2006, 2007, 2008 and 2009, respectively.
(b)	Includes generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)

FPL Energy's capital expenditures for new wind projects are estimated through 2007, and include expenditures associated with approximately 140 mw of wind generation under construction and expected to be in operation by the end of 2005 or early 2006, as well as expenditures for a combined total of 1,250 to 1,500 mw of expected wind generation additions in 2006 and 2007.

(d)	Includes amounts associated with the pending acquisition of a 70% interest in the Duane Arnold Energy Center, a nuclear power plant in Iowa.

In addition to estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  At September 30, 2005, FPL Energy had approximately $1.9 billion in firm commitments primarily for natural gas transportation, supply and storage, firm transmission service, nuclear fuel and a portion of its capital expenditures, including the pending acquisition of a 70% interest in the Duane Arnold Energy Center for approximately $387 million.  This acquisition is subject to, among other things, the receipt of approvals from various federal and state regulatory agencies and is expected to close by the first quarter of 2006.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002, be recorded on the balance sheet.  At September 30, 2005, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The term of the guarantees is equal to the term of the related debt, with remaining terms ranging from 1 year to 14 years.  The maximum potential amount of future payments that could be required under these guarantees at September 30, 2005 was approximately $13 million.  At September 30, 2005, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of September 30, 2005.

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

An FPL Energy subsidiary is committed to purchase oil and gas inventory remaining in certain storage facilities at December 31, 2005 at its weighted-average cost.  At September 30, 2005, the subsidiary's commitment is estimated to be from $0 to approximately $83 million based on a potential range of zero to full fuel storage volumes at the current average forward price of oil and gas.  FPL Energy expects to either purchase the fuel to operate the related plant or negotiate a new fuel management contract.

Contracts - FPL has entered into long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power through mid-2015 and 381 mw thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 900 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2005 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 1,500 mw (including approximately 575 mw beginning in 2006) of power with expiration dates ranging from 2007 through 2009.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts with expiration dates through 2032 for the supply of natural gas, coal and oil, transportation of natural gas and coal, and storage of natural gas.

FPL Energy has entered into several contracts for the supply of wind turbines and towers in support of a portion of its planned new wind generation.  In addition, FPL Energy has contracts primarily for the supply, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2007 through 2033.  FPL Energy also has several contracts for the supply, conversion, enrichment and fabrication of Seabrook Station's (Seabrook) nuclear fuel with expiration dates ranging from 2006 to 2014.

The remaining required capacity and minimum payments under these contracts as of September 30, 2005 are estimated to be as follows:

	2005	2006	2007	2008	2009	Thereafter

FPL	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$50	$190	$200	$200	$210	$1,260
Qualifying facilities (b)	$90	$310	$320	$320	$320	$4,000
Other electricity suppliers (b)	$10	$70	$45	$30	$30	$-
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$20	$60	$60	$60	$70	$30
Natural gas, including transportation and storage (c)	$1,045	$1,455	$300	$255	$255	$2,650
Coal, including transportation (c)	$10	$40	$30	$20	$-	$-
Oil (c)	$315	$610	$-	$-	$-	$-

FPL Energy	$155	$410	$55	$50	$50	$700
_____________________
(a)

Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $170 million and $182 million for the three months ended September 30, 2005 and 2004, respectively, and approximately $477 million and $509 million for the nine months ended September 30, 2005 and 2004, respectively.

(b)

Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $98 million and $99 million for the three months ended September 30, 2005 and 2004, respectively, and approximately $277 million and $271 million for the nine months ended September 30, 2005 and 2004, respectively.

(c)						Recoverable through the fuel clause.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this act, FPL Group maintains $300 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $503 million ($402 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the United States, payable at a rate not to exceed $75 million ($60 million for FPL) per incident per year.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook and St. Lucie Unit No. 2, which approximates $12 million and $15 million, plus any applicable taxes, per incident, respectively.

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

Due to the high cost and limited coverage available from third-party insurers, FPL has essentially no insurance coverage on its transmission and distribution property and FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Under the terms of the 2005 rate agreement, FPL may recover prudently incurred storm restoration costs either through securitization pursuant to Section 366.8260 of the Florida Statutes or through surcharges.  See Note 6.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses, to the extent not recovered from customers in the case of FPL, would be borne by FPL Group and FPL and could have a material adverse effect on FPL Group's and FPL's financial condition and results of operations.

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

In 2001, J. W. and Ernestine M. Thomas, Chester and Marie Jenkins (since substituted for by Hazel and Lamar Jenkins), and Ray Norman and Jack Teague, as Co-Personal Representatives on behalf of the Estate of Robert L. Johns, served FPL Group, FPL, FPL FiberNet, FPL Group Capital and FPL Investments, Inc. (FPL Investments) as defendants in a civil action filed in the Florida circuit court.  This action is purportedly on behalf of all property owners in Florida (excluding railroad and public rights of way) whose property is encumbered by easements in favor of FPL, and on whose property defendants have installed or intend to install fiber-optic cable which defendants currently lease, license or convey or intend to lease, license or convey for non-electric transmission or distribution purposes.  The lawsuit alleges that FPL's easements do not permit the installation and use of fiber-optic cable for general communication purposes.  The plaintiffs have asserted claims for unlawful detainer, unjust enrichment and constructive trust and seek injunctive relief and compensatory damages.  In May 2002, plaintiffs filed an amended complaint, adding allegations regarding the installation of wireless communications equipment on some easements, and adding a claim for declaratory relief.  Defendants filed an answer and affirmative defenses to the amended complaint in August 2002.  Motions for summary judgment by FPL Group, FPL Group Capital and FPL Investments have been granted, and they have been dismissed from this lawsuit.  In February 2004, the plaintiffs filed a motion for leave to file their third amended complaint adding four more plaintiffs and seeking leave to add a claim for punitive damages, and a hearing on this motion was held on April 29, 2005.  In July 2005, the parties executed a settlement agreement, subject to court approval, that would resolve all aspects of this case.  The settlement does not contain any admission of liability or wrongdoing by any of the FPL Group companies.  The court entered its order preliminarily approving the settlement and set the hearing for final approval in January 2006.

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

In January 2004, FMPA requested a "conditional rehearing on the Commission's failure to order rate credits solely in the event that Commission does not adequately reduce FPL's rate base to achieve comparability," and challenging FERC's determination not to revisit the issue of behind-the-meter generation and load ratio pricing for network integration transmission service.  In March 2004, FERC issued an order denying FMPA's rehearing request.  In April 2004, FMPA petitioned the DC Circuit for review of FERC's December 2003 order and March 2004 order.  FMPA filed its initial brief in that proceeding on October 1, 2004.  FMPA's arguments are limited to the issue of behind-the-meter generation and load ratio pricing for network integration transmission service in instances when, according to FMPA, FPL cannot provide transmission service because of "physical transmission limitations."  In June 2005, the DC Circuit remanded the case to FERC for further consideration.  The DC Circuit concluded that FERC failed to explain in its orders why network customers should be charged by the transmission provider for network service that the provider is physically constrained from offering and why physical impossibility should not be recognized as an exception to the general rule against permitting partial load ratio pricing for network customers.  The DC Circuit noted that it was not reaching a determination on whether charging on a full load basis in fact is unjust and unreasonable under the circumstances, that it was not defining what constitutes physical impossibility, and that it was not determining whether FMPA made a showing of impossibility.  FPL estimates its exposure for refunds to FMPA on this issue to be approximately $2 million as of September 30, 2005, and a revenue reduction of approximately $0.2 million per year on a going-forward basis.

In May 2004, FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to this filing, 1.63% of FPL's transmission facilities do not satisfy the integration standard and FPL's current network transmission rate would be reduced by $0.02 per kilowatt (kw) per month.  In June 2004, FMPA filed a protest to FPL's compliance filing, which protest would exclude approximately 30% of FPL's transmission facilities and reduce FPL's current network transmission rate by approximately $0.41 per kw per month.  On January 25, 2005, FERC issued an order on FPL's compliance filing.  In the order FERC accepted FPL's standards for analyzing the transmission system and agreed that FPL's "Georgia Ties" and "Turkey Point Lines" are part of FPL's integrated grid.  FERC required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, rather than only radial lines that serve one customer, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  On April 25, 2005, FPL made its further compliance filing reflecting a $0.04 per kw per month reduction in FPL's current network transmission rate, resulting in a refund obligation of approximately $3 million to FMPA at September 30, 2005.  Any reduction in FPL's network service rate would also apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The refund obligation to Seminole at September 30, 2005 would be approximately $0.8 million.  In May 2005, FMPA protested FPL's further compliance filing, claiming that FPL had not followed FERC's mandate and argued that FPL's rates should be reduced by an additional $0.20 per kw per month, resulting in a refund obligation of approximately $18 million to FMPA and approximately $5 million to Seminole at September 30, 2005, and a revenue reduction totaling approximately $5 million per year on a going-forward basis.  FPL answered FMPA's protest filing in June 2005.  FMPA protested FPL's answer and FPL answered that protest in July 2005.  The matter is pending.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint and discovery has commenced.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case has been set for trial in August 2007.

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

FPL determined in 2002 that, based on sample testing of the approximately 3,900 1V thermal demand meters in service, the demand component of its 1V meter population was exceeding allowable tolerance levels established by FPSC rules.  In 2002, FPL proposed to replace and test all of the 1V meters in service and to issue refunds, as appropriate, within certain parameters.  FPL was given administrative approval from the FPSC staff to proceed with the replacement of the 1V meters.  By early 2003, all 1V meters had been replaced.  Testing of all 1V meters disclosed that approximately 15% of the 3,900 meters were outside of allowed tolerances, with 10% under-registering and 5% over-registering electricity usage.  In November 2003, the FPSC, as proposed agency action, approved a method for testing the meters and calculating refunds.  On December 10, 2003, Southeastern Utility Services, Inc., on behalf of several commercial customers, filed a protest to the proposed agency action and requested a hearing.  Southeastern Utility Services, Inc. alleges that, among other things, the proposed method for computing the amount of the refund is flawed.  A final hearing before the FPSC occurred on November 4, 2004.  Final briefs were filed by the parties on December 16, 2004.  At its February 1, 2005 agenda meeting, the FPSC concluded that no refunds were due relative to the 11 meters in question for any period in excess of 12 months.  Southeastern Utility Services, Inc. had argued for multi-year refunds.  Based on the FPSC's decision, FPL expects that aggregate refunds to these complainants will not exceed $50,000.  Southeastern Utility Services, Inc. moved the FPSC for partial reconsideration on the issues of the interest rate to be used in calculating the refunds and how meters are to be tested in the future.  The FPSC denied that motion in October 2005.

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  The petition alleges that the FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of energy each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff has asserted claims for breach of contract and declaratory judgment and seeks damages of approximately $21 million.  The FPL Energy Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim asserts claims for conversion, breach of fiduciary duty, breach of contract and fraud and seeks termination of the contract and damages.  The case is in discovery and has been set for trial in March 2006.

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

11.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a predominately wholesale generation subsidiary.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:
	Three Months Ended September 30,

	2005				2004

	FPL	FPL Energy(a)(b)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$2,891	$592	$21	$3,504	$2,485	$477	$21	$2,983
Operating expenses	$2,340	$583	$22	$2,945	$2,019	$420	$21	$2,460
Net income (loss) (c)	$311	$44	$(16)	$339	$275	$61	$(16)	$320
	Nine Months Ended September 30,

	2005				2004

	FPL	FPL Energy(a)(b)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$7,230	$1,384	$68	$8,682	$6,600	$1,272	$61	$7,933
Operating expenses	$6,136	$1,366	$68	$7,570	$5,579	$1,070	$66	$6,715
Net income (loss) (c)	$624	$102	$(47)	$679	$585	$183	$(53)	$715
	September 30, 2005				December 31, 2004

	FPL	FPL Energy(b)	Corporate & Other	Total	FPL	FPL Energy	Corporate & Other	Total

(millions)

Total assets	$23,199	$9,731	$714	$33,644	$19,114	$8,507	$712	$28,333
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

12.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interests in substantially all of FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt and payment guarantees, including its debentures, are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended September 30,

	2005				2004

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)		FPL Group Consolidated

	(millions)
							.
Operating revenues	$-	$616	$2,888	$3,504	$-	$498		$2,485	$2,983
Operating expenses	-	(608)	(2,337)	(2,945)	-	(441)		(2,019)	(2,460)
Interest charges	(6)	(92)	(52)	(150)	(7)	(76)		(39)	(122)
Other income (deductions) - net	346	88	(351)	83	325	59		(322)	62

Income before income taxes	340	4	148	492	318	40		105	463
Income tax (benefit) expense	1	(30)	182	153	(2)	(9)		154	143

Net income (loss)	$339	$34	$(34)	$339	$320	$49		$(49)	$320

	Nine Months Ended September 30,

	2005				2004

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$1,455	$7,227	$8,682	$-	$1,334	$6,599	$7,933
Operating expenses	-	(1,437)	(6,133)	(7,570)	-	(1,137)	(5,578)	(6,715)
Interest charges	(19)	(269)	(140)	(428)	(21)	(230)	(117)	(368)
Other income (deductions) - net	697	211	(684)	224	732	125	(726)	131

Income (loss) before income taxes	678	(40)	270	908	711	92	178	981
Income tax expense (benefit)	(1)	(111)	341	229	(4)	(48)	318	266

Net income (loss)	$679	$71	$(71)	$679	$715	$140	$(140)	$715

_____________________
(a)			Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets
	September 30, 2005				December 31, 2004

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$8,726	$24,291	$33,017	$-	$8,204	$23,516	$31,720
Less accumulated depreciation and amortization	-	(1,273)	(9,602)	(10,875)	-	(1,026)	(9,468)	(10,494)

Total property, plant and equipment - net	-	7,453	14,689	22,142	-	7,178	14,048	21,226

CURRENT ASSETS
Cash and cash equivalents	5	153	944	1,102	26	134	65	225
Receivables	11	931	885	1,827	32	423	590	1,045
Other	136	658	2,308	3,102	137	285	835	1,257

Total current assets	152	1,742	4,137	6,031	195	842	1,490	2,527

OTHER ASSETS
Investment in subsidiaries	8,536	-	(8,536)	-	7,674	-	(7,674)	-
Other	100	1,525	3,846	5,471	121	1,448	3,011	4,580

Total other assets	8,636	1,525	(4,690)	5,471	7,795	1,448	(4,663)	4,580

TOTAL ASSETS	$8,788	$10,720	$14,136	$33,644	$7,990	$9,468	$10,875	$28,333

CAPITALIZATION
Common shareholders' equity	$8,397	$1,922	$(1,922)	$8,397	$7,537	$1,525	$(1,525)	$7,537
Long-term debt	-	4,516	3,271	7,787	-	5,214	2,813	8,027

Total capitalization	8,397	6,438	1,349	16,184	7,537	6,739	1,288	15,564

CURRENT LIABILITIES
Accounts payable and short-term debt	-	378	1,040	1,418	-	156	1,098	1,254
Other	124	2,250	4,171	6,545	155	1,180	1,659	2,994

Total current liabilities	124	2,628	5,211	7,963	155	1,336	2,757	4,248

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	207	2,098	2,305	-	192	2,015	2,207
Accumulated deferred income taxes	(5)	721	2,187	2,903	(5)	816	1,874	2,685
Regulatory liabilities	-	-	2,714	2,714	-	-	2,465	2,465
Other	272	726	577	1,575	303	385	476	1,164

Total other liabilities and deferred credits	267	1,654	7,576	9,497	298	1,393	6,830	8,521

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$8,788	$10,720	$14,136	$33,644	$7,990	$9,468	$10,875	$28,333

_____________________
(a) Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30,

	2005				2004

	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$156	$291	$2,069	$2,516	$327	$864	$1,121	$2,312

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and independent power
investments	-	(680)	(1,214)	(1,894)	-	(321)	(1,055)	(1,376)
Sale of independent power investments	-	16	-	16	-	93	-	93
Loan repayments and capital distributions
from equity method investees	-	126	-	126	-	5	-	5
Sale of Olympus note receivable	-	-	-	-	-	126	-	126
Funding of secured loan	-	(43)	-	(43)	-	(79)	-	(79)
Proceeds from termination of leveraged lease	-	43	-	43	-	-	-	-
Other - net	(399)	(20)	306	(113)	(29)	(16)	(95)	(140)

Net cash used in investing activities	(399)	(558)	(908)	(1,865)	(29)	(192)	(1,150)	(1,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	505	588	1,093	-	322	235	557
Retirements of long-term debt	-	(695)	-	(695)	-	(410)	-	(410)
Retirements of preferred stock	-	-	(5)	(5)	-	-	-	-
Net change in short-term debt	-	26	(441)	(415)	-	(284)	(173)	(457)
Issuances of common stock	633	-	-	633	63	-	-	63
Dividends on common stock	(407)	-	-	(407)	(345)	-	-	(345)
Other - net	(4)	450	(424)	22	(37)	(4)	14	(27)

Net cash provided by (used in) financing activities	222	286	(282)	226	(319)	(376)	76	(619)

Net increase (decrease) in cash and cash equivalents	(21)	19	879	877	(21)	296	47	322
Cash and cash equivalents at beginning of period	26	134	65	225	27	98	4	129

Cash and cash equivalents at end of period	$5	$153	$944	$1,102	$6	$394	$51	$451

_____________________
(a)			Represents FPL and consolidating adjustments.

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

Results of Operations

Summary - FPL Group's net income for the third quarter of 2005 was $339 million compared to $320 million for the same period in 2004.  For the nine months ended September 30, 2005, FPL Group's net income was $679 million compared to $715 million for the same period in 2004.  Net income for the three and nine months ended September 30, 2005 includes unrealized mark-to-market after-tax losses at FPL Energy of $56 million and $139 million, respectively, from non-qualifying hedge activity compared to unrealized mark-to-market after-tax losses at FPL Energy of $6 million and $2 million for the respective periods in 2004.  Unrealized mark-to-market gains/losses are affected by fluctuations in forward power and fuel prices.  The unrealized gains (losses) will be reversed in future periods when the underlying transactions are realized.  The increase in unrealized mark-to-market losses associated with non-qualifying hedge activity for the three- and nine-month periods ended September 30, 2005 is primarily attributable to increased forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains as the underlying transactions were realized during these periods.  The loss in the non-qualifying hedge category is offset by increases in the fair value of physical asset positions in the portfolio, which are not marked to market under generally accepted accounting principles.  The same factors that affected the decline in value of the hedges in general also increase the future value of nearly all of FPL Energy's merchant assets.  See Note 11 for segment information.  FPL Group's effective income tax rate for all periods presented reflects the benefit of PTCs for wind projects at FPL Energy.  PTCs are recognized as wind energy is generated based on a per kilowatt-hour rate prescribed in applicable federal and state statutes, and amounted to approximately $31 million and $94 million for the three and nine months ended September 30, 2005, respectively, and $24 million and $83 million for the comparable periods in 2004.  PTCs can significantly affect FPL Group's effective tax rate depending on the amount of pre-tax income and wind generation.  See Note 7.

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

FPL - FPL's net income available to FPL Group for the three months ended September 30, 2005 was $311 million compared to $275 million for the same period in 2004.  The effect of improved weather conditions, including reduced storm activity, and strong customer growth were the primary contributors to the increase in FPL's net income during the three months ended September 30, 2005, partly offset by increased depreciation and amortization and operations and maintenance (O&M) expenses.  Hurricanes Dennis, Katrina and Rita, which struck FPL's service territory in the third quarter of 2005, resulted in lost revenues of approximately $10 million during the three months ended September 30, 2005 as compared to $36 million for the 2004 hurricanes for the comparable prior year period.  For the nine months ended September 30, 2005, FPL's net income available to FPL Group was $624 million compared to $585 million for the same period in 2004.  The effect of strong customer growth and improved weather conditions during the nine months ended September 30, 2005 was partly offset by increased depreciation and amortization and O&M expenses and higher interest charges.  In October 2005, Hurricane Wilma passed through southern and central Florida causing extensive damage and power outages, particularly in the southeast portion of FPL's service territory.  The costs and earnings impact associated with Hurricane Wilma are unknown at this time.  See Note 6 - Storm Reserve Deficiency.

FPL's operating revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(millions)

Retail base revenues	$1,139	$1,028	$2,830	$2,708
Cost recovery clauses and other pass-through costs	1,695	1,412	4,246	3,755
Other, primarily gas and wholesale sales	57	45	154	137

Total	$2,891	$2,485	$7,230	$6,600

The increase in retail base revenues for the three months ended September 30, 2005 was primarily due to an increase in usage per retail customer as well as an increase in the average number of customer accounts.  An 8.2% increase in usage per retail customer, primarily due to warmer than normal weather, resulted in an increase in revenues from retail base operations of approximately $86 million.  The increase in usage per retail customer also reflected less severe hurricane impact in the current period as compared to the prior year period as discussed above.  The balance of the increase, or $25 million, was primarily due to a 2.3% increase in the number of retail customer accounts.

The increase in retail base revenues for the nine months ended September 30, 2005 was primarily due to an increase in the number of customer accounts and an increase in usage per retail customer.  A 2.3% increase in the average number of customer accounts during the nine months ended September 30, 2005 increased revenues from retail base operations by approximately $62 million while the balance of the increase, or $60 million, was primarily due to a 2.0% increase in usage per retail customer.  The majority of the growth in usage was due to the effects of improved weather conditions including reduced impact of severe weather related to hurricanes as compared to the prior year.  Warmer weather during the three months ended September 30, 2005 more than offset the shortfall in revenues experienced by milder than normal weather conditions during the first two quarters of 2005.

In August 2005, FPL and all of the intervenors in its rate case filing signed a stipulation and settlement agreement regarding FPL's retail base rates, which was subsequently approved by the FPSC.  The 2005 rate agreement will be in effect through December 31, 2009, and thereafter shall remain in effect until terminated on the date new retail base rates become effective pursuant to an FPSC order.  The 2005 rate agreement provides that retail base rates will not increase during the term of the agreement except to allow recovery of the revenue requirements of any power plant approved pursuant to the Florida Power Plant Siting Act that achieves commercial operation during the term of the 2005 rate agreement.  The 2005 rate agreement also continues the revenue sharing mechanism in FPL's current rate agreement, whereby revenues from retail base operations in excess of certain thresholds will be shared with customers on the basis of two-thirds refunded to customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second, higher threshold will be refunded 100% to customers.  See further discussion in Note 6 - 2005 Rate Agreement.

Revenues from cost recovery clauses and other pass-through costs, such as franchise fees and revenue taxes, do not significantly affect net income; however, under- or over-recovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in these revenues, as well as in fuel, purchased power and interchange expense are primarily driven by changes in energy sales, fuel prices and capacity charges.  In February 2005, FPL began recovering 2004 storm restoration costs from retail customers.  The amounts billed to customers related to these storm restoration cost recoveries, which amounted to $56 million and $119 million for the three and nine months ended September 30, 2005, respectively, are included in the cost recovery clauses and other pass-through costs caption above; the corresponding expense for the amortization of the storm reserve deficiency is shown as a separate line on the condensed consolidated statements of income.  For further discussion, see Note 6 - Storm Reserve Deficiency.  In addition to these revenues, revenues from cost recovery clauses and other pass-through costs increased as a result of additional fuel clause revenues due to an increase of approximately 6% in the fuel clause recovery factor effective January 1, 2005 in response to higher fuel prices.  The effect of higher fuel prices also resulted in a $552 million increase in deferred fuel expenses which is included in deferred clause and franchise expenses (current and noncurrent, collectively) on FPL Group's and FPL's condensed consolidated balance sheets at September 30, 2005, and negatively affected FPL Group's and FPL's cash flows from operations for the nine months ended September 30, 2005.

FPL's O&M expenses for the three and nine months ended September 30, 2005 increased primarily due to higher employee benefits expenses, nuclear maintenance costs and property and liability insurance costs.  Increased employee benefit expenses are primarily associated with the absence of a pension transition credit that was fully amortized by the end of 2004 and higher employee costs.  Management expects to see a continued upward trend in nuclear and fossil maintenance and employee benefit expenses for the remainder of 2005.  In conjunction with an NRC order, FPL has performed visual and volumetric inspections of its nuclear units' reactor vessel heads during their scheduled refueling outages since October 2002.  The inspections at St. Lucie Unit No. 2 revealed control rod drive mechanism (CRDM) nozzles with cracks, which were repaired during the outages in 2003 and in January 2005.  It is anticipated that additional CRDM nozzle repairs will be needed at St. Lucie Unit No. 2's next outage currently scheduled for the spring of 2006.  During the fall of 2004 and the spring of 2005, FPL replaced the reactor vessel heads at Turkey Point Units Nos. 3 and 4, respectively.  FPL will replace the reactor vessel head at St. Lucie Unit No. 1 during its fall 2005 outage, which it expects to complete in December 2005.  In January 2005, FPL received permission from the NRC to plug up to 30% of St. Lucie Unit No. 2's steam generator tubes.  To date, 18.9% of these tubes have been plugged.  Current projections indicate that the 30% tube plugging limit could be exceeded during St. Lucie Unit No. 2's next scheduled refueling outage in the spring of 2006.  FPL is planning to repair any tubes exceeding the 30% tube plugging limit by sleeving the degraded tubes and has requested NRC approval to sleeve degraded tubes as an alternative to plugging.  Sleeving degraded tubes is a more expensive process than plugging and, depending on the number of tubes that need to be sleeved, could significantly increase the length of the outage.  In October 2005, FPL requested recovery through the fuel clause for approximately $25 million in costs associated with the sleeving project.  The FPSC is expected to rule on FPL's request in November 2005.  FPL intends to replace the reactor vessel head and steam generators at St. Lucie Unit No. 2 during its fall 2007 scheduled refueling outage.  At September 30, 2005, the remaining cost, including AFUDC, to replace the reactor vessel heads at St. Lucie Units Nos. 1 and 2 and the steam generators at St. Lucie Unit No. 2 is expected to be approximately $310 million and is included in FPL's estimated capital expenditures.  See Note 10 - Commitments.  The cost of performing inspections and any necessary repairs to the reactor vessel heads until they are replaced is being recognized as expense on a levelized basis over a five-year period beginning in 2002, as authorized by the FPSC, and amounted to approximately $6 million and $2 million for the three months ended September 30, 2005 and 2004, respectively and approximately $11 million and $8 million for the nine months ended September 30, 2005 and 2004, respectively.

In conjunction with a 2004 NRC bulletin, FPL must perform inspections of all alloy 600 and weld materials in pressurizer locations and connected steam space piping.  To date, no leaks have been identified based on inspections at St. Lucie Units Nos. 1 and 2.  Due to the amount of time and cost associated with correcting potential leaks, FPL will replace St. Lucie Unit No. 1's pressurizer during its fall 2005 outage.  The estimated cost to replace St. Lucie Unit No. 1's pressurizer is included in FPL's estimated capital expenditures.  See Note 10 - Commitments.  FPL has decided to repair St. Lucie Unit No. 2's pressurizer heater sleeve and other penetrations during its scheduled refueling and steam generator and reactor vessel head replacement outage in the fall of 2007.  The estimated cost is included in FPL's estimated capital expenditures.  See Note 10 - Commitments.  All pressurizer penetrations and welds at Turkey Point Units Nos. 3 and 4 utilize a different material.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2005 primarily due to FPL's continued investment in transmission and distribution expansion to support customer growth and demand, and the addition of two new generating units at its existing power plant sites in Martin and Manatee, which became operational on June 30, 2005.  FPL expects to place an additional 1,150 mw plant into service at its Turkey Point site by mid-2007.  The increase in depreciation and amortization expense for the three and nine months ended September 30, 2005 was partially offset by the suspension, in September 2005, of FPL's nuclear decommissioning accrual which totaled approximately $79 million annually.   See Note 6 - 2005 Rate Agreement.

Interest charges increased for the three and nine months ended September 30, 2005 due to both higher average debt balances and higher average interest rates.

FPL Energy - FPL Energy's net income for the quarter ended September 30, 2005 was $44 million compared to $61 million for the comparable period in 2004.  Net income for the nine months ended September 30, 2005 was $102 million compared to $183 million for the same period in 2004.  During the third quarter of 2005, FPL Energy recorded $56 million of after-tax net unrealized mark-to-market losses from non-qualifying hedges compared to losses of $6 million in the same period of 2004.  During the nine months ended September 30, 2005, FPL Energy recorded $139 million of after-tax net unrealized mark-to-market losses from non-qualifying hedges compared to losses of $2 million in the same period of 2004.  For further discussion of derivative instruments, see Note 2.

FPL Energy added over 1,200 mw of gas-fired, wind, and solar generation during or after the fourth quarter of 2004 and completed the acquisition of Gexa, a retail electric provider in Texas, in mid-June 2005.  The net affect of these additions resulted in an increase to third quarter net income of approximately $17 million.  FPL Energy's operating revenues for the third quarter of 2005 increased by $115 million primarily due to project additions as well as improved market conditions in the Electric Reliability Council of Texas (ERCOT) and New England Power Pool (NEPOOL) regions partially offset by higher unrealized mark-to-market losses from non-qualifying hedge activity.  FPL Energy's operating expenses increased $163 million primarily driven by higher fuel costs and project additions partially offset by higher unrealized mark-to-market gains from non-qualifying hedge activity.

Equity in earnings of equity method investees for the quarter ended September 30, 2005 increased $19 million from the prior year quarter primarily due to the positive effects on operating results of prior contract restructuring activities and higher net unrealized mark-to-market gains from non-qualifying hedge activity of approximately $10 million.

FPL Energy's net income for the third quarter of 2005 also reflected higher interest expense of approximately $11 million associated with increased average debt balances due to growth in its asset base as well as an increase in average interest rates compared with the same period in 2004.  PTCs from FPL Energy's wind projects are reflected in FPL Energy's earnings.  PTCs are recognized as wind energy is generated based on a per kilowatt-hour rate prescribed in applicable federal and state statutes, and amounted to $31 million and $24 million for the three months ended September 30, 2005 and 2004, respectively.

FPL Energy's net income for the nine months ended September 30, 2005 increased due to the project additions discussed above which contributed $17 million of the increase compared to the same period in 2004.  In the first nine months of 2005, FPL Energy's operating revenues increased $112 million primarily due to project additions as well as improved market conditions in the ERCOT and NEPOOL regions, partially offset by higher unrealized mark-to-market losses from non-qualifying hedge activity.  FPL Energy's operating expenses increased $296 million primarily driven by higher fuel costs and project additions partially offset by higher unrealized mark-to-market gains from non-qualifying hedge activity.

Equity in earnings of equity method investees for the nine months ended September 30, 2005 increased $27 million from the prior year period primarily due to the ongoing positive effects on operating results of prior contract restructurings, a $13 million gain on a contract restructuring that occurred in the first quarter of 2005, and the effects of project additions discussed above.  In addition, equity in earnings of equity method investees in 2005 reflects lower unrealized mark-to-market gains from non-qualifying hedge activity of approximately $9 million.  During the first quarter of 2004, FPL Energy recorded a $52 million gain on the termination of a gas supply contract and a steam agreement which was essentially offset by an impairment loss recorded as a result of agreeing to sell its interest in a combined-cycle power plant in Texas.

FPL Energy's net income for the first nine months of 2005 also reflected higher interest expense of approximately $29 million associated with increased average debt balances due to growth in its asset base as well as an increase in average interest rates compared with the same period in 2004.  In addition, other - net in FPL Group's condensed consolidated statements of income includes $16 million of pre-tax gains on the sale of joint venture projects in California and a $12 million pre-tax benefit associated with obtaining an additional partnership interest in a coal plant in California.  PTCs amounted to $94 million and $83 million for the nine months ended September 30, 2005 and 2004, respectively.

FPL Energy's earnings are subject to variability due to, among other things, operational performance, commodity price exposure, counterparty performance, weather conditions and project restructuring activities.  FPL Energy's exposure to commodity price risk is reduced by the degree of contract coverage obtained for the remainder of 2005 and for 2006 and 2007.  As of September 30, 2005, FPL Energy's capacity under contract for the remainder of 2005 and for 2006 and 2007 is as follows:

	Remainder of 2005			2006			2007

Project Portfolio Category	Available MW (a)	% MW Under Contract		Available MW (a)	% MW Under Contract		Available MW (a)	% MW Under Contract

Wind	3,024	99%	(b)	3,098	98%	(b)	3,097	98%	(b)
Contracted(c)	2,217	99%	(b)	2,465	99%	(b)	2,465	99%	(b)
Merchant: (d)
NEPOOL	2,217	92%	(e)	2,281	68%	(e)	2,454	38%	(e)
ERCOT	2,585	90%	(e)	2,559	88%	(e)	2,619	22%	(e)
All Other	1,216	50%	(e)	1,417	30%	(e)	1,372	18%	(e)

Total portfolio(f)	11,258	90%	(e)	11,819	82%	(e)	12,006	60%	(e)

_____________________
(a)

Weighted to reflect in-service dates, planned maintenance, Seabrook's refueling outage and power uprate in 2006, Duane Arnold's refueling outage in 2007 and expected production from renewable resource assets.  Includes the pending acquisition of a 70% interest in the Duane Arnold Energy Center.

(b)	Reflects round-the-clock mw under contract.
(c)	Includes all projects with mid- to long-term purchase power contracts for substantially all of their output.
(d)	Includes only those facilities that require active hedging.
(e)	Represents on-peak mw under contract.
(f)	Totals may not add due to rounding.

FPL Energy expects its future capacity growth to come primarily from asset acquisitions and wind development due to the extension of the production tax credit program through 2007 for new wind facilities.  FPL Energy expects to add a total of 521 mw of wind generation by the end of 2005 or early 2006, including over 400 mw in operation as of October 31, 2005 with the remaining megawatts currently under construction.  During the first ten months of 2005, FPL Energy began commercial operation of two wind facilities in Texas totaling 312 mw, a wind facility in Oklahoma totaling 107 mw and purchased a 45% ownership interest, or approximately 68 mw, in several solar projects in California.  FPL Energy plans to add a combined total of 1,250 to 1,500 mw of new wind generation in 2006 and 2007.

In June 2005, FPL Group completed the acquisition of Gexa, a retail energy provider in Texas, which was valued at approximately $81 million, payable in shares of FPL Group common stock.  Since then, the Texas commodity markets have experienced significant price increases, which have led regulators, government officials and other interested parties to call for changes in the structure of the Texas retail market.  FPL Group is unable to predict whether changes will occur, but any such changes could affect Gexa's ability to sign on new customers and retain existing customers.  FPL Group will continue to monitor these events.

In July 2005, FPL Energy entered into an agreement to buy a 70% interest in the Duane Arnold Energy Center, a 598 mw nuclear power plant located near Cedar Rapids, Iowa, from Interstate Power and Light Company (IP&L), a subsidiary of Alliant Energy Corporation.  Under the terms of the agreement, FPL Energy will purchase IP&L's 70% interest in Duane Arnold Energy Center, including nuclear fuel, inventory and other items for a total of approximately $387 million.  All of the power from FPL Energy's share of the Duane Arnold Energy Center will be sold under a long-term contract to IP&L at a price of approximately $46 per mwh in 2006, escalating annually to approximately $61 per mwh in 2013.  FPL Energy will assume responsibility for ultimate decommissioning of the facility and will receive approximately $188 million in decommissioning funds at the time of closing.  Also upon closing of the transaction, FPL Energy will assume management and operation of the Duane Arnold Energy Center.  The transaction is subject to, among other things, the receipt of approvals from various federal and state regulatory agencies and is expected to close by the first quarter of 2006.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates interest charges to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  Corporate and Other's net loss for the three and nine months ended September 30, 2005 was $16 million and $47 million, respectively, compared to a net loss of $16 million and $53 million for the comparable periods in 2004.  Results for the three and nine months ended September 30, 2005 include gains of approximately $2 million ($1 million after tax) and $9 million ($5 million after tax), respectively, from the sale and termination of leveraged lease agreements, and are included in other - net in FPL Group's condensed consolidated statements of income.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for working capital, capital expenditures, investments in or acquisitions of assets and businesses, to pay maturing debt obligations and, from time to time, to redeem outstanding debt and/or repurchase common stock.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  Credit ratings can affect FPL Group's, FPL's and FPL Group Capital's ability to obtain short- and long-term financing, the cost of such financing and the execution of their respective financing strategies.

FPL Group's cash flows from operating activities for the nine months ended September 30, 2005 reflect the receipt of cash collateral primarily from FPL's counterparties related to energy contracts (margin cash deposits), under-recovered fuel costs at FPL caused primarily by higher than anticipated fuel costs, the payment of 2004 and 2005 storm restoration costs and recoveries from customers of a portion of the 2004 storm restoration costs.  See Note 6 - Storm Reserve Deficiency.  The cash collateral amounts associated with energy contracts can vary from time to time based on, among other things, commodity price market movements of the underlying contracts and totaled approximately $782 million ($739 million for FPL) at October 31, 2005.

During the nine months ended September 30, 2005, FPL Group generated proceeds of approximately $1.8 billion from financing activities and redeemed, had mature or made principal payments on debt and preferred stock totaling approximately $700 million.  The proceeds from financing activities included approximately $575 million from the sale of FPL Group common stock related to the Corporate Units issued in February 2002, the issuance of $600 million in first mortgage bonds at FPL, approximately $516 million from both the issuance of limited-recourse senior secured bonds and draws on a construction revolver by FPL Energy subsidiaries, and the issuance of approximately $59 million in common stock by FPL Group related to the exercise of stock options and warrants.  Redemptions, maturities and principal payments during the nine months ended September 30, 2005 included the redemption of FPL preferred stock, a redemption of approximately $5 million in 7.35% bonds at FPL Group Capital, maturity of $600 million in debentures at FPL Group Capital and principal payments of approximately $90 million at FPL Energy.  During the nine months ended September 30, 2005, an FPL Energy subsidiary also entered into an interest rate swap agreement.  See further discussion in Note 8 - Long-term Debt.

In October 2005, FPL Group Capital received $218 million, plus interest, in full payment of a secured loan made to a third party, which at September 30, 2005 was included in other receivables on FPL Group's condensed consolidated balance sheets.

The following provides various metrics regarding FPL Group's (including FPL's) and FPL's outstanding debt:
	FPL Group		FPL

	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004

Weighted-average annual interest rate (a)	5.8%	5.4%	5.1%	4.9%
Weighted-average life (years)	10.2	8.7	17.6	14.3
Annual average of floating rate debt to total debt (a)	36%	31%	41%	34%
_____________________
(a)	Calculations include interest rate swaps.

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

FPL Group's commitments at September 30, 2005 were as follows:
	2005	2006	2007	2008	2009	Thereafter	Total

	(millions)
Long-term debt, including interest: (a)
FPL	$569	$301	$165	$359	$371	$5,767	$7,532
FPL Energy	65	270	575	515	175	1,332	2,932
Corporate and Other	60	1,316	1,189	577	666	932	4,740
Corporate Units	4	2	-	-	-	-	6
Purchase obligations:
FPL (b)	2,180	4,390	2,975	2,440	2,340	7,940	22,265
FPL Energy (c)	167	806	78	55	54	779	1,939
Asset retirement activities: (d)
FPL (e)	-	-	-	-	-	7,056	7,056
FPL Energy (f)	-	-	-	-	-	1,627	1,627

Total	$3,045	$7,085	$4,982	$3,946	$3,606	$25,433	$48,097

_____________________
(a)						Includes principal, interest and interest rate swaps. Variable rate interest was computed using September 30, 2005 rates.
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
(e)

At September 30, 2005, FPL had $2,064 million in restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units, which are included in nuclear decommissioning reserve funds.

(f)

At September 30, 2005, FPL Energy's 88.23% portion of Seabrook's restricted trust fund for the payment of future expenditures to decommission Seabrook was $312 million and is included in FPL Group's nuclear decommissioning reserve funds.

FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At September 30, 2005, FPL Group had standby letters of credit of approximately $1,003 million ($16 million for FPL) and approximately $5,188 million notional amount of guarantees ($270 million for FPL), of which approximately $5,476 million ($255 million for FPL) have expirations within the next five years.  These letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt-related reserves and other contractual agreements.  FPL Group and FPL believe it is unlikely that they would be required to perform or otherwise incur any losses associated with these letters of credit and guarantees.  At September 30, 2005, FPL Group and FPL did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  See Note 10 - Commitments.

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

An FPL Energy subsidiary is committed to purchase oil and gas inventory remaining in certain storage facilities at December 31, 2005 at its weighted-average cost.  At September 30, 2005, the subsidiary's commitment is estimated to be from $0 to approximately $83 million based on a potential range of zero to full fuel storage volumes at the current average forward price of oil and gas.  FPL Energy expects to either purchase the fuel to operate the related plant or negotiate a new fuel management contract.

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

These credit facilities are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a transmission and distribution property loss (in the case of FPL), as well as for general corporate purposes.  At September 30, 2005, letters of credit totaling $720 million were outstanding under FPL Group Capital's credit facilities and no amounts were outstanding under FPL's credit facilities.  FPL Group (which guarantees payment of FPL Group Capital credit facilities) is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL Group Capital's credit facilities and FPL is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL's credit facilities.  At September 30, 2005, FPL Group and FPL were each in compliance with the respective ratio.

In addition, FPL Group Capital and FPL have each established an uncommitted credit facility with a bank to be used for general corporate purposes.  The bank may at its discretion, upon the request of FPL Group Capital or FPL, make a short-term loan or loans to FPL Group Capital or FPL in an aggregate amount determined by the bank, which is subject to change at any time.  The terms of the specific borrowings under the uncommitted credit facilities, including maturity, are set at the time borrowing requests are made by FPL Group Capital or FPL.  At September 30, 2005, there were no amounts outstanding for either FPL Group Capital or FPL under the uncommitted credit facilities.

A consolidated FPL VIE that leases nuclear fuel to FPL has established a $100 million senior secured revolving credit facility, which expires in June 2009, to provide backup support for its commercial paper program.  FPL has provided an unconditional guarantee of the payment obligations of the VIE under the credit facility, which is included in the guarantee discussion above.  At September 30, 2005, the VIE had no outstanding borrowings under the revolving credit facility and had approximately $50 million of commercial paper outstanding.  FPL also provides an unconditional payment guarantee of the VIE's $135 million of 2.34% senior secured notes, maturing in June 2006, which is included in the guarantee discussion above.

At September 30, 2005, FPL Group and FPL Group Capital had $2.0 billion (issuable by either or both of them up to such aggregate amount) of available capacity under shelf registration statements.  Securities that may be issued under the FPL Group and FPL Group Capital shelf registration statements, depending on the registrant, include common stock, stock purchase contracts, stock purchase units, preferred stock, senior debt securities, preferred trust securities and related subordinated debt securities, and guarantees relating to certain of those securities.  This capacity is available for, among other things, new investment opportunities.  At September 30, 2005, FPL had $400 million of available capacity under its shelf registration statement.  Securities that may be issued under FPL's shelf registration statement include preferred stock, first mortgage bonds, preferred trust securities and related subordinated debt securities and guarantees.

In February 2005, FPL Group's board of directors approved a two-for-one stock split of FPL Group's common stock effective March 15, 2005.  FPL Group's authorized common stock increased from 400 million to 800 million shares.  Also in February 2005, FPL Group's board of directors authorized a new common stock repurchase plan of up to 20 million shares of common stock (after giving effect to the 2005 stock split) over an unspecified period and terminated a previous common stock repurchase plan.  At September 30, 2005, no shares had been repurchased under the repurchase plan.

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

Accumulated Other Comprehensive Income (Loss)

FPL Group's total other comprehensive income (loss) activity is as follows:
	Accumulated Other Comprehensive Income (Loss)

	Nine Months Ended September 30,

	2005			2004

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

	(millions)

Balances at December 31 of prior year	$(67)	$21	$(46)	$(10)	$14	$4
Commodity hedges - consolidated subsidiaries:
Effective portion of net unrealized losses (net of $138 and $35
tax benefit, respectively)	(203)	-	(203)	(54)	-	(54)
Reclassification from OCI to net income (net of $21 tax expense
and $0.5 tax benefit, respectively)	31	-	31	(1)	-	(1)
Interest rate hedges - consolidated subsidiaries:
Effective portion of net unrealized gains (losses) (net of $2 tax expense
and $4 tax benefit, respectively)	3	-	3	(6)	-	(6)
Reclassification from OCI to net income (net of $1 and $5
tax expense, respectively)	2	-	2	8	-	8
Net unrealized losses on available for sale securities
(net of $2 and $0.4 tax benefit, respectively)	-	(3)	(3)	-	(1)	(1)
Supplemental retirement plan liability adjustment (net of $1 tax expense)	-	3	3	-	-	-

Balances at September 30	$(234)	$21	$(213)	$(63)	$13	$(50)

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

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2005 are as follows:
		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Three months ended September 30, 2005
Fair value of contracts outstanding June 30, 2005	$4	$(2)	$(94)	$(221)	$218	$(95)
Reclassification to realized at settlement of contracts	(1)	2	24	25	(156)	(106)
Effective portion of changes in fair value recorded in OCI	-	-	-	(204)	-	(204)
Ineffective portion of changes in fair value recorded in earnings	-	-	(15)	-	-	(15)
Changes in fair value excluding reclassification to realized	(1)	1	(141)	-	1,496	1,355

Fair value of contracts outstanding at September 30, 2005	2	1	(226)	(400)	1,558	935
Net option premium payment (receipts)	-	-	(6)	-	23	17

Total mark-to-market energy contract net assets (liabilities) at
September 30, 2005	$2	$1	$(232)	$(400)	$1,581	$952

		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Nine months ended September 30, 2005
Fair value of contracts outstanding at December 31, 2004	$6	$(2)	$(10)	$(109)	$(9)	$(124)
Reclassification to realized at settlement of contracts	(6)	3	(3)	49	(189)	(146)
Acquisition of Gexa contracts	-	-	38	-	-	38
Effective portion of changes in fair value recorded in OCI	-	-	-	(340)	-	(340)
Ineffective portion of changes in fair value recorded in earnings	-	-	(25)	-	-	(25)
Changes in fair value excluding reclassification to realized	2	-	(226)	-	1,756	1,532

Fair value of contracts outstanding at September 30, 2005	2	1	(226)	(400)	1,558	935
Net option premium payment (receipts)	-	-	(6)	-	23	17

Total mark-to-market energy contract net assets (liabilities) at
September 30, 2005	$2	$1	$(232)	$(400)	$1,581	$952

FPL Group's total mark-to-market energy contract net assets (liabilities) at September 30, 2005 shown above are included in the condensed consolidated balance sheet as follows:
September 30, 2005

(millions)

Derivative assets	$1,709
Other assets	326
Derivative liabilities	(672)
Other liabilities	(411)

FPL Group's total mark-to-market energy contract net assets	$952

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2005 are as follows:
	Maturity

	2005	2006	2007	2008	2009	Thereafter	Total

	(millions)
Proprietary Trading:
Actively quoted (i.e., exchange trade) prices	$(8)	$(22)	$1	$-	$-	$-	$(29)
Prices provided by other external sources	51	83	1	-	1	-	136
Modeled	(37)	(69)	-	-	-	1	(105)

Total	6	(8)	2	-	1	1	2

Owned Assets - Managed:
Actively quoted (i.e., exchange trade) prices	(5)	(26)	-	-	-	-	(31)
Prices provided by other external sources	11	24	-	-	-	-	35
Modeled	(7)	3	1	-	-	-	(3)

Total	(1)	1	1	-	-	-	1

Owned Assets - Non-Qualifying:
Actively quoted (i.e., exchange trade) prices	37	143	9	(3)	1	(6)	181
Prices provided by other external sources	7	(221)	(41)	(4)	(1)	(19)	(279)
Modeled	(50)	(77)	(1)	-	-	-	(128)

Total	(6)	(155)	(33)	(7)	-	(25)	(226)

Owned Assets - OCI:
Actively quoted (i.e., exchange trade) prices	1	2	-	-	-	-	3
Prices provided by other external sources	(39)	(118)	(167)	(39)	(11)	(3)	(377)
Modeled	(9)	(7)	(5)	(5)	-	-	(26)

Total	(47)	(123)	(172)	(44)	(11)	(3)	(400)

Owned Assets - FPL Cost Recovery Clauses:
Actively quoted (i.e., exchange trade) prices	450	895	-	-	-	-	1,345
Prices provided by other external sources	42	139	-	-	-	-	181
Modeled	8	24	-	-	-	-	32

Total	500	1,058	-	-	-	-	1,558

Total sources of fair value	$452	$773	$(202)	$(51)	$(10)	$(27)	$935

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2004 were as follows:
		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Three months ended September 30, 2004
Fair value of contracts outstanding at June 30, 2004	$13	$-	$3	$(65)	$127	$78
Reclassification to realized at settlement of contracts	(8)	-	(3)	2	(44)	(53)
Effective portion of changes in fair value recorded in OCI	-	-	-	(36)	-	(36)
Ineffective portion of changes in fair value recorded in earnings	-	-	(1)	-	-	(1)
Changes in fair value excluding reclassification to realized	(1)	(2)	(14)	-	122	105

Fair value of contracts outstanding at September 30, 2004	4	(2)	(15)	(99)	205	93
Net option premium payment (receipts)	-	-	(3)	-	26	23

Total mark-to-market energy contract net assets (liabilities)
at September 30, 2004	$4	$(2)	$(18)	$(99)	$231	$116

		Hedges on Owned Assets

	Proprietary Trading	Managed	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Nine months ended September 30, 2004
Fair value of contracts outstanding at December 31, 2003	$7	$1	$21	$(11)	$94	$112
Reclassification to realized at settlement of contracts	(14)	(2)	(40)	-	(125)	(181)
Effective portion of changes in fair value recorded in OCI	-	-	-	(88)	-	(88)
Ineffective portion of changes in fair value recorded in earnings	-	-	(7)	-	-	(7)
Changes in fair value excluding reclassification to realized	11	(1)	11	-	236	257

Fair value of contracts outstanding at September 30, 2004	4	(2)	(15)	(99)	205	93
Net option premium payment (receipts)	-	-	(3)	-	26	23

Total mark-to-market energy contract net assets (liabilities)
at September 30, 2004	$4	$(2)	$(18)	$(99)	$231	$116

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of September 30, 2005 and December 31, 2004, the VaR figures are as follows:
	Trading and Managed Hedges			Non-Qualifying Hedges and Hedges in OCI (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2004	$-	$-	$-	$55	$12	$48	$55	$15	$47
September 30, 2005	$-	$1	$1	$88	$44	$85	$88	$45	$86

Average for the nine months ended
September 30, 2005	$-	$1	$1	$45	$36	$39	$45	$36	$39
_____________________
(a)

Non-qualifying hedges are employed to reduce the market risk exposure to physical assets which are not marked to market.  The VaR figures for the non-qualifying hedges and hedges in OCI category do not represent the economic exposure to commodity price movements.

Interest rate risk - FPL Group and FPL are exposed to risk resulting from changes in interest rates as a result of their respective issuances of debt, investments in nuclear decommissioning reserve funds and interest rate swaps.  FPL Group and FPL manage their respective interest rate exposure by monitoring current interest rates, entering into interest rate swaps and adjusting their variable rate debt in relation to total capitalization.

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:
	September 30, 2005			December 31, 2004

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

FPL Group:	(millions)
Long-term debt, including current maturities	$9,655	$9,869	(a)	$9,247	$9,611	(a)
Fixed income securities:
Nuclear decommissioning reserve funds	$1,278	$1,278	(b)	$1,219	$1,219	(b)
Other investments	$85	$85	(b)	$72	$72	(b)
Interest rate swaps - net unrealized loss	$(18)	$(18)	(c)	$(11)	$(11)	(c)

FPL:
Long-term debt, including current maturities	$3,905	$3,973	(a)	$3,311	$3,438	(a)
Fixed income securities:
Nuclear decommissioning reserve funds	$1,142	$1,142	(b)	$1,081	$1,081	(b)
Interest rate swaps - net unrealized loss	$(3)	$(3)	(c)	$(2)	$(2)	(c)
_____________________
(a)	Based on market prices provided by external sources.
(b)	Based on quoted market prices for these or similar issues.
(c)	Based on market prices modeled internally.

The nuclear decommissioning reserve funds of FPL Group consist of restricted funds set aside to cover the cost of decommissioning of FPL Group's and FPL's nuclear power plants.  A portion of these funds is invested in fixed income debt securities carried at their market value.  Adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment for FPL.  The market value adjustments of FPL Group's non-rate regulated operations result in a corresponding adjustment to OCI.

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At September 30, 2005, the estimated fair value for interest rate swaps was as follows:
Notional Amount		Effective Date	Maturity Date	Rate Paid		Rate Received	Estimated Fair Value

(millions)							(millions)

Fair value hedges - FPL:
	$250	April 2004	December 2005	variable	(a)	6.875%	$(2)
	$250	May 2004	December 2005	variable	(b)	6.875%	(1)

Fair value hedges - FPL Group Capital:
	$150	July 2003	September 2006	variable	(c)	7.625%	(3)
	$150	July 2003	September 2006	variable	(d)	7.625%	(3)
	$195	October 2004	April 2006	variable	(e)	3.250%	(2)
	$55	October 2004	April 2006	variable	(f)	3.250%	(1)
	$195	October 2004	April 2006	variable	(g)	3.250%	(3)
	$55	October 2004	April 2006	variable	(h)	3.250%	(1)
	$300	November 2004	February 2007	variable	(i)	4.086%	(4)
	$275	December 2004	February 2007	variable	(j)	4.086%	(4)

Total fair value hedges							(24)

Cash flow hedges - FPL Energy:
	$91	July 2002	December 2007	4.410%		variable (k)	-
	$192	August 2003	November 2007	3.557%		variable (k)	3
	$6	February 2005	June 2008	4.255%		variable (k)	-
	$85	December 2003	December 2017	4.245%		variable (k)	2
	$28	April 2004	December 2017	3.845%		variable (k)	1

Total cash flow hedges							6

Total interest rate hedges							$(18)

_____________________
(a)	Six-month LIBOR plus 3.7285%
(b)	Six-month LIBOR plus 3.6800%
(c)	Six-month LIBOR plus 4.9900%
(d)	Six-month LIBOR plus 4.9925%
(e)	Six-month LIBOR plus 0.0153%
(f)	Six-month LIBOR plus 0.0100%
(g)	Six-month LIBOR plus 0.1500%
(h)	Six-month LIBOR plus 0.1525%
(i)	Three-month LIBOR plus 0.50577%
(j)	Three-month LIBOR plus 0.4025%
(k)	Three-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $138 million ($26 million for FPL) at September 30, 2005.

Equity price risk - Included in nuclear decommissioning reserve funds of FPL Group are marketable equity securities carried at their market value of approximately $1,098 million and $1,051 million ($922 million and $890 million for FPL) at September 30, 2005 and December 31, 2004, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $110 million ($92 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at September 30, 2005.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of September 30, 2005, approximately 99% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

In June 2005, FPL Group completed the acquisition of Gexa, which was valued at approximately $81 million, payable in shares of FPL Group common stock.  Gexa's assets and operating revenues represent less than 1% of FPL Group's consolidated total assets and total operating revenues as of and for the three and nine months ended September 30, 2005.  FPL Group does not consider the acquisition of Gexa material to FPL Group's results of operations, financial position and cash flows.  FPL Group is in the process of evaluating the impact of Gexa's business on FPL Group's internal control over financial reporting and has noted numerous inadequacies throughout Gexa's operations, including the contract approval and administration process, the customer enrollment process, billing system security and accounting and financial controls.  FPL Group is in the process of remediating these inadequacies and expects to complete this process in 2006.  FPL Group's management does not believe these inadequacies affect the adequacy of FPL Group's internal control over financial reporting because of the relative immateriality of Gexa's activities.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the 2004 Form 10-K for FPL Group and FPL and Part II, Item 1. Legal Proceedings in the Quarterly Reports on Form 10-Q for each of the quarterly periods ended March 31, 2005 and June 30, 2005 for FPL Group and FPL.

In the Adelphia lawsuit, trial has been set for August 2007.

With respect to the thermal demand meters issue, in October 2005, the FPSC denied Southeastern Utility Services, Inc.'s motion for partial consideration of the issues of the interest rate to be used in calculating the refunds and how meters are to be tested in the future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases made by FPL Group of its common stock:
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

				(thousands)

7/1/05 - 7/31/05	6,772	$43.16	-	20,000
8/1/05 - 8/31/05	1,553	$42.31	-	20,000
9/1/05 - 9/30/05	3,645	$45.93	-	20,000

Total	11,970		-

_____________________
(a)

Represents: (1) shares of common stock purchased by FPL Group in the open market in accordance with the terms and conditions of FPL Group's Long Term Incentive Plan (LTIP) and FPL Group's Non-Employee Directors Stock Plan, which provide for the purchase of such shares in connection with grants and vesting of stock awards and (2) shares of common stock purchased from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the LTIP.

(b)

In February 2005, FPL Group's board of directors authorized a common stock repurchase plan of up to 20 million shares of common stock (after giving effect to the 2005 stock split) over an unspecified period.

Item 5.  Other Information

(a)	None
(b)	None
(c)	Other Events
	(i)	Reference is made to Item 1. Business - FPL Operations - Regulation and Item 1. Business - FPL Energy Operations - Regulation in the 2004 Form 10-K for FPL Group and FPL.

In early August 2005, President Bush signed into law the Energy Policy Act of 2005 (2005 Energy Act).  The 2005 Energy Act is comprehensive legislation that will substantially affect the regulation of energy companies, including provisions that amend federal energy laws and provide the FERC with new oversight responsibilities.  Among the important changes to be implemented as a result of this legislation are the following:

  The Holding Company Act, which regulated the financial structure of utility holding companies and, among other things, significantly restricted mergers and acquisitions in the electric utility industry, will be repealed effective February 2006 and will be replaced with the Public Utility Holding Company Act of 2005.

  The 2005 Energy Act establishes conditions for the elimination of the utility obligation under PURPA to enter into new contracts to purchase power from qualifying facilities.

  The FERC will appoint and oversee an electric reliability organization to establish and enforce mandatory reliability rules regarding the interstate electric transmission system.

  The Price-Anderson Act, which provides the framework for nuclear liability protection, was extended by twenty years to 2025.

  Federal support, including tax incentives, will be available for certain clean coal power initiatives, nuclear power projects and renewable energy technologies, including the extension of PTCs for new wind projects through the end of 2007.

  The 2005 Energy Act revises current tax law treatment of nuclear decommissioning trust funds by allowing regulated and nonregulated taxpayers to make deductible contributions to fund the entire amount of estimated future decommissioning costs in certain circumstances.

The implementation of the 2005 Energy Act requires proceedings at the state level and the development of regulations by the FERC and Department of Energy, as well as other federal agencies.  FPL Group and FPL continue to evaluate the provisions of the 2005 Energy Act; however, its effects will depend on the future actions of federal and state agencies which cannot be determined at this time.

(ii)

Reference is made to Item 1. Business - FPL Operations - System Capability and Load in the 2004 Form 10-K for FPL Group and FPL and Part II, Item 5. (c)(iii) in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 for FPL Group and FPL.

On August 17, 2005, FPL set an all-time record for energy peak demand of 22,361 mw. Adequate resources were available at the time of peak to meet customer demand.

In April 2005, FPL indicated in its Ten Year Site Plan that it planned to add additional power resources beginning in 2009.  FPL plans to meet this need by either building up to four new generating units and/or purchasing power from other companies.  FPL's self-build approach calls for building two approximately 1,200 mw natural gas-fired, combined-cycle units in western Palm Beach County, Florida that would be operational in 2009 and 2010 and building two approximately 850 mw advanced technology coal generating units in southwestern St. Lucie County, Florida, that would be operational in 2012 and 2013.  In August 2005, FPL issued part one of a two-part request for proposal (RFP) inviting others to propose more cost-effective alternatives to FPL's western Palm Beach County projects by November 2005.  By early 2006, FPL plans to select whichever alternative is the best and most cost-effective way to meet customers' needs during 2009 through 2011.  FPL expects to issue part two of this RFP in mid-2006 seeking competitive bids for alternatives to FPL's southwestern St. Lucie County projects.

	(iii)	Reference is made to Item 1. Business - FPL Operations - Fuel in the 2004 Form 10-K for FPL Group and FPL.
In September 2005, the NRC authorized the issuance of the Private Fuel Storage, LLC license and denied the State of Utah's appeal of certain Atomic Safety Licensing Board decisions.

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
*4(a)

Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and eight Supplements thereto, between FPL and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-1 54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-3545; Exhibit 4(f) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(g) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File No. 2-27612; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275); and Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02)

		x	x
10(a)	Amendment #4 adopted October 13, 2005 to FPL Group Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997	x	x
10(b)	FPL Group, Inc. Amended and Restated Long Term Incentive Plan, as amended and restated October 14, 2005	x	x
10(c)	Summary of Non-Employee Director Compensation effective January 1, 2006	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x
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

Date: November 4, 2005

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)