Form 10-K/A
period 2005-12-31
FPL GROUP INC
filed 2006-04-28
CIK 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices and registrant's telephone number	IRS Employer Identification Number

1-8841	FPL GROUP, INC. 700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000	59-2449419
State or other jurisdiction of incorporation or organization: Florida
Name of exchange on which registered

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 Par Value and Preferred Share Purchase Rights		New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes   X      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.     Yes          No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "large accelerated filer and accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934.    Large Accelerated Filer   X    Accelerated Filer        Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ____    No    X

Aggregate market value of the voting and non-voting common equity of FPL Group, Inc. held by non-affiliates as of June 30, 2005 (based on the closing market price on the Composite Tape on June 30, 2005) was $16,536,560,740.

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at January 31, 2006: 394,857,526 shares.

Explanatory Note

This Form 10-K/A is being filed by FPL Group, Inc. (FPL Group) solely for the purpose of including information that was previously intended to be incorporated by reference from the FPL Group proxy statement for the 2006 Annual Meeting of Shareholders (annual meeting).  FPL Group will not file its proxy statement within 120 days of the end of its fiscal year ended December 31, 2005 and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K for the year ended December 31, 2005 filed by FPL Group on February 23, 2006.  In addition, in connection with this amendment, FPL Group is including, as additional exhibits under Item 15, certain certifications required pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 with respect to this Form 10-K/A.  Except as specifically set forth herein, this Form 10-K/A does not amend or update the Form 10-K originally filed by FPL Group on February 23, 2006.

The Annual Report on Form 10-K for the year ended December 31, 2005 that was originally filed on February 23, 2006 was a combined Form 10-K representing separate filings by FPL Group and Florida Power & Light Company (FPL).  This Form 10-K/A does not constitute an amendment to the Form 10-K filed by FPL.

PART III

Item 10.  Directors and Executive Officers of Registrant

DIRECTORS - The FPL Group Board of Directors is currently comprised of twelve members.  One member of the FPL Group Board of Directors, H. Jesse Arnelle, has reached the mandatory retirement age and will retire from the board effective immediately prior to the annual meeting, and a second member of the board, Frank G. Zarb, has announced his retirement from the board effective at the same time.  In accordance with the FPL Group bylaws, the FPL Group Board of Directors has adopted a resolution, effective immediately preceding the annual meeting, reducing the size of the board to ten members.  Each of the other members of the FPL Group Board of Directors has been nominated to stand for re-election at the annual meeting.

Listed below are the twelve current directors of FPL Group, their principal occupations, and certain other information regarding them.  Unless otherwise noted, each director has held his or her present position continuously for five years or more and his or her employment history is uninterrupted.  Directors serve until the next annual meeting of shareholders or until their respective successors are elected and qualified.

H. Jesse Arnelle - Mr. Arnelle, 72, is retired.  Prior to his retirement in 2005, Mr. Arnelle was of counsel to Womble, Carlyle, Sandridge & Rice, a North Carolina-based law firm.  Mr. Arnelle is a director of Armstrong Holdings, Inc., Textron Inc., Metropolitan Series Fund, Inc., Harris Corporation and URS Corporation.  Mr. Arnelle is a member and past vice-chairman and chairman of the Pennsylvania State University Board of Trustees.  Mr. Arnelle has been a director of FPL Group since 1990.

Sherry S. Barrat - Mrs. Barrat, 56, is president of Personal Financial Services for The Northern Trust Company, a banking corporation headquartered in Chicago, Illinois.  Mrs. Barrat is a member of Northern Trust's Management Committee.  Prior to being appointed to her current office in January 2006, Mrs. Barrat served as chairman and chief executive officer of Northern Trust Bank of California, N.A., from 1999 through 2005, and as President of Northern Trust Bank of Florida's Palm Beach Region from 1992 through 1998.  Mrs. Barrat joined Northern Trust in 1990 in Miami.  Mrs. Barrat has been a director of FPL Group since 1998.

Robert M. Beall, II - Mr. Beall, 62, is chairman and chief executive officer of Beall's, Inc., the parent company of Beall's Department Stores, Inc., and Beall's Outlet Stores, Inc., which operate retail stores located from Florida to California.  Mr. Beall is a director of SunTrust Banks, Inc., Blue Cross/Blue Shield of Florida, and the National Retail Federation.  He is also past chairman of the Florida Chamber of Commerce and a member of the Florida Council of 100.  Mr. Beall has been a director of FPL Group since 1989.

J. Hyatt Brown - Mr. Brown, 68, is chairman and chief executive officer of Brown & Brown, Inc., an insurance broker based in Daytona Beach and Tampa, Florida.  He is a director of SunTrust Banks, Inc., BellSouth Corporation, Rock-Tenn Company, and International Speedway Corporation.  Mr. Brown is a former member of the Florida House of Representatives and served as Speaker of the House from 1978 to 1980.  He is a member and past chairman of the Board of Trustees of Stetson University.  Mr. Brown has been a director of FPL Group since 1989.

James L. Camaren - Mr. Camaren, 51, is chairman and chief executive officer of Utilities, Inc., one of the largest investor-owned water utilities in the United States until March 2002, when it was acquired by Nuon, a Dutch company.  He joined the company in 1987 and served successively as vice president of business development, executive vice president, and vice chairman, becoming chairman and chief executive officer in 1996.  Mr. Camaren has been a director of FPL Group since 2002.

J. Brian Ferguson - Mr. Ferguson, 51, is chairman and chief executive officer of Eastman Chemical Company, a global chemical company engaged in the manufacture and sale of a broad portfolio of chemicals, plastics, and fibers.  Prior to becoming chairman and chief executive officer in January 2002, Mr. Ferguson served as president of Eastman's Chemicals Group, where he had direct responsibility for all chemicals-based business organizations, as well as the manufacturing, sales, pricing and product management, technology and geographical aspects of the business group.  He joined Eastman in 1977 and led several businesses in the U.S. and Asia.  Mr. Ferguson is a director of the American Chemistry Council and the National Association of Manufacturers and serves on the President's Export Council.  Mr. Ferguson has been a director of FPL Group since July 2005.

Lewis Hay, III - Mr. Hay, 50, became a director, president and chief executive officer of FPL Group in June 2001, and chairman of FPL Group and chairman and chief executive officer of FPL in January 2002.  He joined FPL Group in 1999 as vice president, finance and chief financial officer.  From March 2000 until December 2001 he served as president of FPL Group's competitive energy subsidiary, FPL Energy, LLC (FPL Energy).  He is a director of FPL, Capital One Financial Corporation and Harris Corporation.

Rudy E. Schupp - Mr. Schupp, 55, has been the president and chief executive officer, and a director, of 1st United Bank, located in Boca Raton, Florida, and chief executive officer and a director of its parent company, 1st United Bancorp, Inc., since mid-2003.  He was the chairman, president and chief executive officer of Republic Security Bank in West Palm Beach, Florida from 1984 until March 2001, and the chairman, president and chief executive officer of its parent company, Republic Security Financial Corporation (RSFC) from 1985 until March 2001, when RSFC was acquired by Wachovia Corporation.  Following the acquisition, he served as Chairman of Florida Banking of Wachovia Bank, N.A. until December 2001.  In November 2001 Mr. Schupp became a Managing Director of Ryan Beck & Co., an investment banking and brokerage company, a position he held until March 2003.  He is a former director of the Miami Branch of the Federal Reserve Bank of Atlanta, a former president of the Florida Bankers Association and the former chairman of the Business Development Board of Palm Beach County.  Mr. Schupp has been a director of FPL Group since March 2005.

Michael H. Thaman - Mr. Thaman, 42, has been senior vice president and chief financial officer of Owens Corning, a world leader in building materials systems and composite systems, since April 2000, and has been its chairman since April 2002.  Mr. Thaman joined Owens Corning in August 1992 as director, corporate development, and has held other positions with it since that time.  From January 1999 to April 2000, he served successively as vice president and president of the company's exterior systems business.  Mr. Thaman has been a director of FPL Group since 2003.

Hansel E. Tookes, II - Mr. Tookes, 58, retired from Raytheon Company in December 2002.  He joined Raytheon in 1999 as president and chief operating officer of Raytheon Aircraft Company, was appointed chairman and chief executive officer of Raytheon Aircraft Company in 2000, and became president of Raytheon International in 2001.  From 1980 until joining Raytheon, Mr. Tookes held a variety of leadership positions with United Technologies Corporation, including serving as president of its subsidiary, Pratt & Whitney's Large Military Engines Group.  He is a director of Corning Incorporated, Harris Corporation and Ryder System, Inc. and a member of the National Academies Aeronautics and Space Engineering Board.  Mr. Tookes has been a director of FPL Group since March 2005.

Paul R. Tregurtha - Mr. Tregurtha, 70, is chairman and chief executive officer of Mormac Marine Group, Inc., a maritime company, and of Moran Transportation Company, a tug and marine transportation services enterprise.  He is also vice chairman of Interlake Steamship Company and Lakes Shipping Company.  Mr. Tregurtha previously served as chairman, chief executive officer, president and chief operating officer of Moore McCormack Resources, Inc., a natural resources and water transportation company.  Mr. Tregurtha is a director of Teachers Insurance and Annuity Association.  He has been a director of FPL Group since 1989.

Frank G. Zarb - Mr. Zarb, 71, is chairman of Frank Zarb Associates, LLC, a consulting firm to the financial industry and a managing director of Hellman & Friedman, LLC, a private equity investment firm.  Mr. Zarb served as the chairman and chief executive officer of the National Association of Securities Dealers, Inc. from February 1997 until October 2000 and The Nasdaq Stock Market, Inc. from February 1997 until January 2001 and as chairman of those organizations until September 2001.  From 1994 to January 1997 Mr. Zarb was chairman, president and chief executive officer of Alexander & Alexander Services, Inc., a worldwide insurance brokerage and professional services consulting firm.  Mr. Zarb served in senior posts with seven U.S. Presidents, including the Federal Energy Administration (Energy Czar) in the Ford Administration.  He is chairman and a director of American International Group, Inc.  Mr. Zarb has been a director of FPL Group since 2002.

EXECUTIVE OFFICERS (a)

Name	Age	Position	Effective Date

Paul I. Cutler	46	Treasurer and Assistant Secretary of FPL Group Treasurer and Assistant Secretary of FPL	February 19, 2003 February 18, 2003
K. Michael Davis	59	Controller and Chief Accounting Officer of FPL Group	May 13, 1991
		Vice President, Accounting, Controller and Chief Accounting
		Officer of FPL	July 1, 1991
Moray P. Dewhurst	51	Vice President, Finance and Chief Financial Officer of FPL Group Senior Vice President, Finance and Chief Financial Officer of FPL	July 17, 2001 July 19, 2001
Robert H. Escoto	52	Vice President, Human Resources of FPL Group Assistant Secretary of FPL Group Senior Vice President, Human Resources of FPL Assistant Secretary of FPL	January 25, 2005 November 9, 2004 February 21, 2005 January 25, 2005
Lewis Hay, III	50	President and Chief Executive Officer of FPL Group Chairman of the Board of FPL Group Chairman of the Board and Chief Executive Officer of FPL	June 11, 2001 January 1, 2002 January 1, 2002
Robert L. McGrath	52	Vice President, Engineering, Construction & Corporate Services of FPL Group	February 21, 2005
		Senior Vice President, Engineering, Construction & Corporate Services of FPL	February 21, 2005
Armando J. Olivera	56	President of FPL	June 24, 2003
James L. Robo	44	Vice President, Corporate Development and Strategy of FPL Group President of FPL Energy	March 11, 2002 July 26, 2002
Antonio Rodriguez	63	Senior Vice President, Power Generation Division of FPL	July 1, 1999
John A. Stall	51	Senior Vice President, Nuclear Division of FPL	June 4, 2001
Edward F. Tancer	45	Vice President & General Counsel of FPL Group Assistant Secretary of FPL Group Senior Vice President & General Counsel of FPL Assistant Secretary of FPL	February 21, 2005 January 1, 1997 February 21, 2005 January 1, 1997
____________________
(a)

Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.  Except as noted below, each officer has held his present position for five years or more and his employment history is continuous.  The business experience of the executive officers is as follows: Mr. Cutler was assistant treasurer of FPL Group from May 1999 to February 2003.  He was assistant treasurer of FPL from May 1997 to February 2003.  Mr. Cutler has served as assistant secretary of FPL Group and FPL since December 1997.  Prior to July 17, 2001, Mr. Dewhurst was senior partner of Dean & Company, a management consulting and investment firm that he co-founded in 1993.  Mr. Escoto was vice president, human resources of FPL from March 2004 to February 2005.  Mr. Escoto has served as vice president, human resources of FPL Energy since April 2002.  Prior to that, Mr. Escoto was director of human resources of FPL.  Mr. Hay was president of FPL Energy from March 2000 to December 2001.  Mr. McGrath was senior vice president, engineering and construction of FPL from November 2002 to February 2005 and treasurer of FPL Group and FPL from January 2000 to November 2002.  He was also vice president, finance and chief financial officer of FPL Energy from June 2000 to November 2002.  Mr. Olivera was senior vice president, power systems of FPL from July 1999 to June 2003.  Prior to March 2002, Mr. Robo was president and chief executive officer of TIP, a GE Capital company that provides trailer and storage equipment services, and GE Capital Modular Space, a supplier of mobile and modular buildings.  Mr. Stall was vice president of nuclear engineering of FPL from January 2000 to June 2001.  Mr. Tancer was associate general counsel of FPL Group from April 2003 to February 2005.  He was also vice president and general counsel of FPL Energy from February 2001 to February 2005.

AUDIT COMMITTEE - FPL Group has an Audit Committee established in accordance with applicable provisions of the Securities Exchange Act of 1934 and the New York Stock Exchange (NYSE) corporate governance listing standards.  FPL Group's Audit Committee is currently comprised of Messrs. Beall (Chair), Brown, Schupp, Thaman and Zarb.  FPL Group's Board of Directors has determined that each member of the Audit Committee is independent under the criteria established by the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), the NYSE listing standards, Rule 10A-3 of the Securities Exchange Act of 1934 and FPL Group's Corporate Governance Principles & Guidelines.  Messrs. Schupp and Thaman became members of the committee in May 2005, and during 2005 Mrs. Barrat served on the committee, as did Frederic V. Malek, until his retirement from the FPL Group Board of Directors in May 2005.  At least one member of FPL Group's Audit Committee, Frank G. Zarb, is an "audit committee financial expert" as that term is defined by applicable U.S. Securities and Exchange Commission (SEC) regulations.

SHAREHOLDER NOMINEES TO BOARD OF DIRECTORS - There have been no changes to the procedures by which shareholders may nominate candidates for membership on FPL Group's Board of Directors from those disclosed in FPL Group's proxy statement for the 2005 annual meeting of shareholders.  The policy of FPL Group's Governance & Nominating Committee is to consider properly submitted shareholder nominations of candidates for membership on the FPL Group Board of Directors.  In evaluating such nominations, the Governance & Nominating Committee seeks to achieve a balance of knowledge, experience and capability on the FPL Group Board of Directors and to address the membership criteria set forth below under Director Qualifications.  Any shareholder nominations proposed for consideration by the Governance & Nominating Committee should include the nominee's name and qualifications for board membership and should be addressed to: Corporate Secretary, FPL Group, Inc., P.O. Box 14000, 700 Universe Boulevard, Juno Beach, Florida 33408-0420.

Director Qualifications - FPL Group's Corporate Governance Principles & Guidelines contain board membership criteria that are considered by the Governance & Nominating Committee in recommending non-employee nominees for a position on the FPL Group Board of Directors.  Under these criteria, members of the FPL Group Board of Directors should have demonstrated character and integrity; an inquiring mind; experience at a strategy and/or policy setting level, or high-level managerial experience in a relatively complex business, government or other organization, or have other similar and relevant experience in dealing with complex problems; an ability to work effectively with others; sufficient time to devote to the affairs of FPL Group; and an ability to represent the balanced interests of the FPL Group shareholders as a whole, rather than special constituencies.  Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties, and no FPL Group director may serve simultaneously as a director of more than six public companies.  Additional criteria include whether an individual assists in achieving a mix of directors that represents a diversity of background and experience, including age, gender, race and specialized experience; whether an individual is nearing or has reached retirement age; the individual's independence as described in applicable listing standards, legislation and regulations; whether the individual would be considered an "audit committee financial expert" or "financially literate" as described in applicable listing standards, legislation, regulations or Audit Committee guidelines; the extent of the individual's business experience, technical expertise, or specialized skills or experience; and whether the individual, by virtue of particular experience relevant to FPL Group's current or future business, will add specific value as a board member.  No person will be considered for board membership who is an employee or director of a business in significant competition with FPL Group or of a major or potentially major customer, supplier, contractor, counselor or consultant of FPL Group, or an executive officer of a business where an FPL Group employee-director serves on such other business' board.  No person who shall have attained the age of 72 years by the date of election shall be eligible for election as a director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE - FPL Group's directors and executive officers are required to file initial reports of ownership and reports of changes of ownership of FPL Group common stock with the SEC.  Based upon a review of these filings and written representations from the FPL Group directors and executive officers, all required filings were timely made in 2005 except for a Form 4 by James L. Camaren with respect to the disposition of shares by a limited partnership in which he had a pecuniary interest, which was filed one day late.

CORPORATE GOVERNANCE PRINCIPLES & GUIDELINES / CODE OF ETHICS - FPL Group has had formal corporate governance standards in place since 1994. FPL Group has reviewed internally and with its Board of Directors the provisions of Sarbanes-Oxley, the rules of the SEC and the current corporate governance listing standards of the NYSE regarding corporate governance policies and processes, and FPL Group is in compliance with those provisions, rules and listing standards. The Governance & Nominating Committee is responsible for reviewing the Corporate Governance Principles & Guidelines and reporting and making recommendations to the FPL Group Board of Directors concerning corporate governance matters. FPL Group has adopted a Code of Ethics for Senior Executive and Financial Officers, which applies to FPL Group's principal executive and financial officers, principal accounting officer and persons performing similar functions, as well as a Code of Business Conduct & Ethics applicable to all representatives of FPL Group, including directors, officers and employees. A copy of FPL Group's Corporate Governance Principles & Guidelines, as well as copies of FPL Group's Code of Ethics for Senior Executive and Financial Officers and Code of Business Conduct & Ethics, are available in the "Governance" section of FPL Group's website at www.fplgroup.com/governance/contents/fplgroup_governance.shtml. You can also write to FPL Group for printed copies of these documents, without charge, at FPL Group, Inc., P.O. Box 14000, 700 Universe Boulevard, Juno Beach, Florida 33408-0420, Attention: Investor Relations.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE - The following table sets forth compensation paid during the past three years to FPL Group's chief executive officer and the other four most highly-compensated persons who served as executive officers of FPL Group or its principal subsidiaries, FPL and FPL Energy, at December 31, 2005.

Summary Compensation Table

Long-Term Compensation

		Annual Compensation			Awards	Payouts

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (a)	Restricted Stock Award(s) (b)	Securities Underlying Options(#)	LTIP Payouts (c)	All Other Compensation (d)

Lewis Hay, III Chairman, President and CEO of FPL Group and Chairman and CEO of FPL	2005 2004 2003	$1,000,000 1,000,000 1,000,000	$1,740,000 1,520,000 1,271,000	$331,773 154,367 17,493	$2,217,000 1,249,710 3,501,600	100,000 150,000 150,000	$7,060,823 2,199,896 549,872	$165,298 139,837 113,256

James L. Robo Vice President, Corporate Development and Strategy of FPL Group and President of FPL Energy	2005 2004 2003	510,390 477,000 450,000	682,391 544,257 518,000	52,293 57,567 14,080	739,000 324,600 275,600	60,000 100,000 100,000	1,637,744 300,402 -	64,042 54,754 41,425

Armando J. Olivera (e) President of FPL	2005 2004 2003	510,390 477,000 387,171	639,482 504,189 316,800	51,422 75,386 22,697	739,000 519,360 914,960	60,000 100,000 50,000	1,122,676 448,771 246,696	65,297 46,442 66,233

Moray P. Dewhurst Vice President, Finance and Chief Financial Officer of FPL Group and Senior Vice President, Finance and Chief Financial Officer of FPL	2005 2004 2003	519,400 519,400 490,000	532,904 476,809 452,800	36,397 55,316 17,839	739,000 324,600 275,600	60,000 100,000 100,000	1,956,581 1,079,281 353,684	55,112 52,565 48,293

John A. Stall Senior Vice President Nuclear Division of FPL	2005 2004 2003	469,755 427,050 390,000	397,413 361,284 273,000	75,831 67,924 14,972	517,300 389,520 275,600	30,000 50,000 50,000	1,196,090 526,819 159,054	32,908 29,249 20,425
____________________
(a)

This column includes, for 2005 and 2004, the aggregate incremental cost to FPL Group of providing personal benefits to the named executive officers, earnings on long-term incentive plan compensation paid or payable during that year but deferred at the election of the individual, and amounts reimbursed for the payment of taxes.  The personal benefits reported for 2005 in this column that represent at least 25% of the total dollar value of an individual's personal benefits in 2005 are as follows: costs to FPL Group for use of a leased automobile for Mr. Robo $16,837, Mr. Olivera $15,267, Mr. Dewhurst $18,928, and Mr. Stall $21,470; the cost of premiums for personal and dependent medical insurance coverage for Mr. Stall $17,856; the cost of financial and legal planning reimbursement for Mr. Robo $10,000 and Mr. Olivera $10,000; the cost of club membership dues and fees for Mr. Hay $59,535; and payment of legal bills of $56,363 on behalf of Mr. Hay in conjunction with the negotiation of his employment agreement.  The personal benefits reported for 2004 in this column that represent at least 25% of the total dollar value of an individual's personal benefits in 2004 are as follows: costs to FPL Group for use of a leased automobile for Mr. Robo $16,220, Mr. Olivera $18,693, Mr. Dewhurst $20,385 and Mr. Stall $18,684; the cost of premiums for personal and dependent medical insurance coverage for Mr. Hay $30,540 and for Mr. Stall $16,688, and the cost of financial and legal planning reimbursement for Mr. Robo $10,000 and Mr. Olivera $10,000.  This column also includes, for 2005 and 2004, respectively, amounts reimbursed for the payment of taxes on personal benefits as follows: Mr. Hay $87,112 and $18,913, Mr. Robo $13,607 and $12,490, Mr. Olivera $13,875 and $21,199, Mr. Dewhurst $9,580 and $9,043, and Mr. Stall $12,926 and $13,016.  The incremental cost to FPL Group of providing personal benefits to the named executive officers in 2003 did not exceed $50,000 for any individual and therefore, consistent with SEC rules, is excluded from the table; the amounts included in this column for 2003 are amounts reimbursed for the payment of taxes on personal benefits and earnings on long-term incentive plan compensation payable during the particular year but deferred at the election of the individual.

(b)

Dollar values in this column are based on the closing price of FPL Group common stock on the date of grant of the restricted common stock.  At December 30, 2005 (the last business day of 2005), based on the closing price of FPL Group common stock on that date of $41.56, Mr. Hay held 153,166 shares of restricted common stock with a value of $6,365,579, of which 60,000 shares were granted in 2005, 25,666 shares were granted in 2004, and 67,500 shares were granted in 2003 and vest as to 60,332 shares in 2006, 52,834 shares in 2007, and 40,000 shares in 2008; Mr. Robo held 30,000 shares of restricted common stock with a value of $1,246,800, of which 20,000 shares were granted in 2005, 6,666 shares were granted in 2004 and 3,334 shares were granted in 2003 and vest as to 13,334 shares in 2006, 10,000 shares in 2007 and 6,666 shares in 2008; Mr. Olivera held 41,000 shares of restricted common stock with a value of $1,703,960, of which 20,000 were granted in 2005, 10,666 shares were granted in 2004 and 10,334 shares were granted in 2003 and vest as to 22,334 shares in 2006, 12,000 shares in 2007 and 6,666 shares in 2008; Mr. Dewhurst held 30,000 shares of restricted common stock with a value of $1,246,800, of which 20,000 shares were granted in 2005, 6,666 shares were granted in 2004 and 3,334 shares were granted in 2003 and vest as to 13,336 shares in 2006, 9,998 shares in 2007 and 6,666 shares in 2008; Mr. Stall held 38,668 shares of restricted common stock with a value of $1,607,042, of which 14,000 shares were granted in 2005, 8,000 shares were granted in 2004, 3,334 shares were granted in each of 2003 and 2002 and 10,000 shares were granted in 1996 and vest as to 15,336 shares in 2006, 8,666 shares in 2007, 4,666 shares in 2008 and 10,000 shares in 2011.  Dividends at normal rates are paid on normal dividend payment dates to the holders of restricted common stock.

(c)

For 2003, 2004 and 2005, payouts of vested performance share awards were made in a combination of cash (for required income tax withholding) and shares of FPL Group common stock, valued at the closing price of the FPL Group common stock on the date such payouts were approved by the Compensation Committee. During 2005, two performance share awards, one made in 2002 covering a four-year performance period, and one made in 2003 covering a three-year performance period, vested and were paid.  Although generally only one long-term performance period ends each year, in 2003 the Compensation Committee determined that a three-year performance period was more appropriate, which resulted in this one-time overlap.  Mr. Hay deferred his 2003, 2004 and 2005 performance share award payouts, Mr. Dewhurst deferred his 2003 performance share award payout, and Mr. Stall deferred his 2003 and 2004 performance share award payouts under FPL Group's Deferred Compensation Plan.  For 2004, payouts of vested shareholder value awards were made in cash, based on the closing price of FPL Group common stock on the date payouts were approved.

(d)

Represents employer matching contributions to thrift plans, supplemental matching contributions under the supplemental executive retirement plan, as amended (SERP), and employer contributions for life insurance.  For 2005, employer matching contributions to thrift plans equaled $9,975 for each of the named officers, and supplemental matching contributions under the SERP were credited as follows: Mr. Hay $133,034, Mr. Robo $46,132, Mr. Olivera $44,303, Mr. Dewhurst $44,843, and Mr. Stall $15,003.  For 2005, also represents employer contributions for life insurance as follows: Mr. Hay $22,289, Mr. Robo $7,935, Mr. Olivera $11,019, Mr. Dewhurst $249 and Mr. Stall $7,930.

(e)				Mr. Olivera served as senior vice president, power systems of FPL from July 1999 to June 2003 and was appointed president of FPL in June 2003.

LONG TERM INCENTIVE PLAN AWARDS - In 2005, restricted stock awards under FPL Group's Amended and Restated Long Term Incentive Plan (LTIP) were made to the executive officers named in the Summary Compensation Table as set forth above.  In addition, performance share awards and non-qualified stock option awards under the LTIP were made to the executive officers named in the Summary Compensation Table as set forth in the following tables.

Performance Share Awards

			Estimated Future Payouts Under Non-Stock Price-Based Plans

Name	Number of Shares (#)	Performance Period Until Payout	Target (#)	Maximum (#)

Lewis Hay, III	58,808	1/1/05-12/31/07	58,808	94,092
James L. Robo	14,326	1/1/05-12/31/07	14,326	22,921
Armando J. Olivera	14,326	1/1/05-12/31/07	14,326	22,921
Moray P. Dewhurst	14,578	1/1/05-12/31/07	14,578	23,324
John A. Stall	11,302	1/1/05-12/31/07	11,302	18,083

The performance share awards in the preceding table are, under normal circumstances, payable at the end of the performance period indicated.  The amount of the payout is determined by multiplying the participant's target number of shares by his average level of attainment, expressed as a percentage, which may not exceed 160%, of his targeted awards under the annual incentive plans for each of the years encompassed by the award period.  Such awards under the annual incentive plan for 2005 were determined based on the attainment of net income goals for FPL Group established by the Compensation Committee of FPL Group's Board of Directors at the beginning of the year determined in accordance with generally accepted accounting principles, adjusted to exclude the impact on net income of any changes in accounting principles, any changes in the mark-to-market value of non-qualifying hedges, extraordinary items, non-recurring charges or gains, discontinued operations, regulatory and/or legislative changes, labor union disruptions and acts of God such as hurricanes (adjusted net income).  The amounts earned on the basis of this performance measure are subject to reduction based on the degree of achievement of other corporate performance measures (and in the case of FPL, business unit performance measures), and at the discretion of the Compensation Committee.  These other corporate performance measures, which for 2005 consisted of certain financial, operating and growth indicators, and business unit performance measures were also established by the Compensation Committee at the beginning of the year.  For FPL, the incentive performance measures included financial and operating indicators.  The financial indicators were operations and maintenance costs, capital expenditure levels, adjusted net income, and regulatory return on equity.  The operating indicators were service reliability as measured by the frequency and duration of service interruptions and service unavailability; system reliability as measured by availability factors for the fossil power plants and an industry index for the nuclear power plants; employee safety; number of significant environmental violations; customer satisfaction survey results; and a milestone indicator related to certain significant FPL regulatory matters.  For FPL Energy, the incentive performance measures were financial, operating and growth indicators.  The financial indicator was FPL Energy adjusted net income.  The operating indicators were employee safety; number of significant environmental violations; project-level and corporate budget targets; equivalent forced outage rate; and level of hedged margin.  The growth indicators included targets for new development or acquisition, asset optimization and trading.  The performance share award payouts for the performance periods ending December 31, 2005 are included in the Summary Compensation Table above in the column entitled "LTIP Payouts."  During 2005, two performance share awards, one made in 2002 covering a four-year performance period, and one made in 2003 covering a three-year performance period, vested and were paid.  Although generally only one long-term performance period ends each year, in 2003 the Compensation Committee determined that a three-year performance period was more appropriate, which resulted in this one-time overlap.

Option Grants in Last Fiscal Year

	Individual Grants

Name	Number of Securities Underlying Options Granted (#) (a)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Grant Date Present Value ($) (b)

Lewis Hay, III	100,000	24%	$36.95	1/3/2015	$630,000
James L. Robo	60,000	14%	36.95	1/3/2015	378,000
Armando J. Olivera	60,000	14%	36.95	1/3/2015	378,000
Moray P. Dewhurst	60,000	14%	36.95	1/3/2015	378,000
John A. Stall	30,000	7%	36.95	1/3/2015	189,000
____________________
(a)

Options granted are non-qualified stock options.  All stock options vest and become exercisable at the rate of one-third per year and are fully exercisable after three years.  All options were granted at an exercise price per share of 100% of the fair market value of FPL Group common stock on the date of grant.

(b)

The hypothetical values shown were calculated using the Black-Scholes option pricing model, based on the following assumptions.  For all options, the volatility rate is equal to 20.00% and the dividend yield (representing the per-share annualized dividends as of the grant date divided by the annualized fair market value of the common stock) is equal to 3.68%.  The risk-free interest rate is equal to 4.08%, based on the interest rate on a U.S. Treasury zero-coupon bond on the date of grant with a maturity corresponding to the estimated time until exercise of seven years.  The values do not take into account risk factors such as non-transferability or risk of forfeiture.

The preceding table sets forth information concerning individual grants of common stock options during fiscal year 2005 to the executive officers named in the Summary Compensation Table.  Such awards are also listed in the Summary Compensation Table above in the column entitled "Securities Underlying Options."

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-The-Money Options at Fiscal Year-End ($)

Name	Number of Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Lewis Hay, III	0	0	700,000	250,000	$8,739,000	$2,071,000
James L. Robo	0	0	250,000	160,000	3,030,663	1,349,937
Armando J. Olivera	0	0	216,668	143,332	2,602,015	1,116,585
Moray P. Dewhurst	0	0	400,000	160,000	5,536,663	1,349,937
John A. Stall	0	0	100,002	79,998	1,380,355	674,945

The preceding table sets forth information, with respect to the named officers, concerning the exercise of stock options during the fiscal year and unexercised options held at the end of the fiscal year.  The named officers did not exercise any stock options during 2005.  All the exercisable and unexercisable options shown in the preceding table were granted in 2001, 2002, 2003, 2004 and 2005.  At December 30, 2005, the fair market value of the underlying securities (based on the closing share price of FPL Group common stock reported on the NYSE) was $41.56 per share, and exceeded the exercise price of all of the exercisable and unexercisable options.

RETIREMENT PLANS - FPL Group maintains a non-contributory defined benefit pension plan and a SERP.  The FPL Group Employee Pension Plan and SERP were converted to a cash balance accrual formula effective April 1, 1997.  However, participants in the SERP as of April 1, 1997 continue to accumulate benefits pursuant to the final average pay benefit formula in place prior to the cash balance change.

The following table shows the estimated annual benefits derived using the final average pay formula used to determine the pensions of participants in the SERP as of April 1, 1997.  Only two executive officers named in the Summary Compensation Table, Messrs. Olivera and Stall, will have their benefits determined in this manner.  The benefits shown are the amounts that would be payable in the form of a single life annuity to participants retiring in 2005 at age 65 after working the indicated years of service.  Pursuant to the final average pay benefit formula, the benefits shown are offset by a fraction of expected Social Security benefits due to employer contributions for those benefits.

Pension Plan Table

Eligible Average Annual Compensation (a)	5	10	20	30	40

$300,000	$29,116	$58,243	$116,475	$144,718	$152,930
400,000	39,116	78,243	156,475	194,718	205,430
500,000	49,116	98,243	196,475	244,718	257,930
600,000	59,116	118,243	236,475	294,718	310,430
700,000	69,116	138,243	276,475	344,718	362,930
800,000	79,116	158,243	316,475	394,718	415,430
900,000	89,116	178,243	356,475	444,718	467,930
1,000,000	99,116	198,243	396,475	494,718	520,430
1,100,000	109,116	218,243	436,475	544,718	572,930
1,200,000	119,116	238,243	476,475	594,718	625,430
1,300,000	129,116	258,243	516,475	644,718	677,930
1,400,000	139,116	278,243	556,475	694,718	730,430
____________________
(a)

The maximum eligible average annual compensation shown in the table is based on 120% of the 2005 pensionable earnings (which includes annual salary and bonus as shown in the Summary Compensation Table) for Mr. Olivera.  He is the most highly compensated named officer who was a SERP participant in 1997 and so was not impacted by the cash balance change.

The compensation covered by the plans includes Mr. Olivera's 2005 annual salary and bonus and Mr. Stall's 2005 annual salary, but no other amounts shown in the Summary Compensation Table.  Beginning in 2006, covered compensation for Mr. Stall will include annual salary and annual incentive award. Messrs.  Olivera and Stall had completed approximately 33 and 9 years of credited service, respectively, as of December 31, 2005.

Messrs. Hay, Robo and Dewhurst are the named executive officers covered solely by the cash balance formula in the plans.  Benefits under the cash balance formula are based upon annual salary and awards under the annual incentive plan (which are included in the "Bonus" column of the Summary Compensation Table).  Under the cash balance formula, credits are accumulated in an employee's account and are determined as a percentage of the employee's monthly covered earnings in accordance with the following formula:

Years of Service	Percent of Compensation

0-5 5 or more	4.5% 6.0%

Effective January 1, 2006, the cash balance accruals under the plans for Messrs. Robo and Dewhurst will be determined as a percentage of their respective monthly covered earnings in accordance with the following formula:

Years of Service	Percent of Compensation

0-5 5 or more	9% 12%

In addition, the employee's account is credited quarterly with interest at an annual rate that is based upon the yield on one-year Treasury Constant Maturities.  The interest crediting rate is subject to a 4% floor, which was the rate utilized in 2005.  Benefits under the cash balance formula are not reduced for employer contributions to Social Security or other offset amounts.

The estimated age 65 annual retirement benefit payable under the plans, based upon total covered compensation from FPL Group and subsidiaries, which was included in their 2005 taxable income (expressed as a joint and 50% survivor benefit) is $432,087 for Mr. Hay, $594,975 for Mr. Robo, and $259,891 for Mr. Dewhurst.  These estimates assume that the individuals' 2005 pensionable earnings increase annually (salary by 4% per year, and annual incentive awards equal to 151% of salary for Mr. Hay, 121% of salary for Mr. Robo, and 96% of salary for Mr. Dewhurst) until age 65 and a cash balance interest crediting rate of 4.0% for 2005 and 2006 and 5.0% thereafter.  The estimated age 65 cash balance account was converted to an annuity based on a 4.46% discount rate and the Revenue Ruling 2001-62 Mortality Table.

A supplemental retirement plan for Mr. Hay provides a benefit equal to 65% of Mr. Hay's highest average annual compensation (annual salary plus annual incentive award) for the three consecutive calendar year periods out of the four consecutive calendar year period ending with the calendar year in which he retires (final average pay).  This supplemental benefit will be reduced by the actuarial equivalent of the benefits to which he is entitled under the pension plan and the SERP.  If Mr. Hay terminates his employment prior to age 65, the benefit will be reduced on a pro rata basis if he fails to complete at least fifteen years of service with FPL Group or its subsidiaries, and it will be further reduced on an actuarial basis as a result of its early distribution.  The plan provides a minimum annual benefit, in the form of a joint and 50% survivor annuity (equal to 50% of final average pay) payable to Mr. Hay and his surviving spouse upon his termination of employment with FPL Group and its subsidiaries.  If Mr. Hay's termination of employment occurs prior to his normal retirement age (age 65), this minimum benefit will be reduced on an actuarial basis.  Under the supplemental plan, Mr. Hay's estimated age 65 annual retirement benefit (expressed as a joint and 50% survivor benefit, and calculated based on the same covered compensation and the same assumed increases in pensionable earnings as described in the preceding paragraph) would constitute an increase of approximately $2,503,747 over the estimate described above for the cash balance formula pension plan and SERP benefits, for a total estimated age 65 annual benefit of $2,935,834.

FPL Group sponsors a split-dollar life insurance plan for certain of its officers, including the executive officers named in the Summary Compensation Table with the exception of Mr. Dewhurst.  Benefits under the split-dollar plan are provided by universal life insurance policies purchased by FPL Group.  If the officer dies prior to retirement (defined to include age plus years of service), or for Mr. Olivera during employment or after retirement but prior to age 65, the officer's beneficiaries generally receive two and one-half times the officer's annual salary at the time of death.  If the officer dies after retirement, or for Mr. Olivera on or after age 65, but before termination of his split-dollar agreement, the officer's beneficiaries receive a percentage of the officer's final annual salary (100% to 180% depending upon age at time of death for Mr. Olivera and 50% for the other named executive officers who participate in the plan).  Upon termination of the agreement, which occurs after the later of 10 years from entering into the agreement, age 65, or a termination of employment which qualifies as retirement, the life insurance policies will be assigned to the officer or his beneficiary.  For 2005, income was imputed to each participating executive officer for the value of the term coverage at a rate provided in the Internal Revenue Service's Notice 2001-10 (Table 2001 Rates).

DIRECTOR COMPENSATION

Non-Employee Director Compensation Table For 2005

Name	Cash Retainer	Equity Compensation (a)	Per Meeting Fees	Committee Chair Fees	Value of Benefits & Perquisites (b)

H. Jesse Arnelle	$32,000	$79,640	$20,800		$3,830
Sherry S. Barrat	32,000	79,640	31,200	$3,063	2,481
Robert M. Beall, II	32,000	79,640	31,200	10,000	263
J. Hyatt Brown	32,000	79,640	28,600	2,500	263
James L. Camaren	32,000	79,640	28,600		263
J. Brian Ferguson	13,565	17,248	7,800		350
Frederic V. Malek (c)	16,000	79,640	11,700	2,500	263
Rudy E. Schupp	24,967	17,248	13,000		639
Michael H. Thaman	32,000	79,640	27,300		263
Hansel E. Tookes, II	24,967	17,248	10,400		833
Paul R. Tregurtha	32,000	79,640	32,500	5,000	263
Frank G. Zarb	32,000	79,640	29,900	3,063	263
____________________
(a)

Represents, for all FPL Group directors other than Messrs. Ferguson, Schupp and Tookes, 2,000 shares valued at $39.82 per share, the closing price of FPL Group common stock on the date of grant, as adjusted for the March 15, 2005 stock split, and for Messrs. Ferguson, Schupp and Tookes, 400 shares valued at $43.12 per share, the closing price of FPL Group common stock on the date of grant.  Shares generally may not be transferred until such time as the director ceases to be a member of the FPL Group board.

(b)

The amount listed includes the incremental cost to FPL Group for certain FPL Group directors' spouses' attendance at the FPL Group board's offsite meeting and strategic planning retreat, plus, for all FPL Group directors, the premiums paid by FPL Group for travel and accident insurance covering non-employee directors for travel on company business.

(c)		Mr. Malek retired as a FPL Group director at the 2005 Annual Meeting on May 20, 2005.

Pursuant to FPL Group's Corporate Governance Principles & Guidelines, to more closely align the interests of FPL Group directors and shareholders, FPL Group directors are encouraged to own a significant equity interest in FPL Group within a reasonable time after initial election to the FPL Group Board of Directors.  An investment of three times the annual cash retainer within three years is the guideline amount.  All independent FPL Group directors currently meet these stock ownership guidelines.

FPL Group directors who are salaried employees of FPL Group or any of its subsidiaries do not receive any additional compensation for serving as a director or committee member.  Effective January 1, 2006, non-employee directors of FPL Group receive an annual retainer of $32,000 plus a number of shares of FPL Group common stock determined by dividing $100,000 by the closing price of the FPL Group common stock on the grant date, rounded up to the nearest ten shares.  The grant date for the annual retainers paid for 2006 was February 16, 2006, at which time the non-employee directors of FPL Group were each granted 2,400 shares of FPL Group common stock.  These shares are generally not transferable until the director ceases to be a member of the Board of Directors.  Non-employee FPL Group committee chairpersons receive an additional annual retainer of $10,000 for the Audit Committee and $5,000 for the other committees.  A fee of $1,500 is paid to non-employee directors for each FPL Group Board of Directors or committee meeting attended.  Newly-elected non-employee directors are awarded 400 shares of FPL Group common stock when they join the FPL Group Board of Directors.  These shares are not transferable until the director ceases to be a member of the Board and are subject to forfeiture if the director ceases to be a director within five years of his initial election to the Board for any reason other than death, disability or attainment of the Board's mandatory retirement age.  FPL Group directors may defer all or a portion of their cash and equity compensation in FPL Group's Deferred Compensation Plan and may participate in FPL Group's matching gift program, which matches gifts to educational institutions to an annual maximum of $10,000 per donor.  Travel expenses to attend FPL Group Board of Directors or committee meetings or while on FPL Group Board of Directors business are reimbursed.

Effective November 1, 1996, FPL Group's Non-Employee Director Retirement Plan was terminated.  Retirement benefits of non-employee directors in office in 1996 and not retiring at or prior to the 1997 annual shareholders' meeting were converted to share units of FPL Group common stock.  The number of share units was fixed on the conversion date, and each participating director is credited quarterly with an amount equal to the dividends that would have been paid on such number of share units, plus interest thereon.  Each participating director will be entitled to payment of the then current value of these share units, plus cash dividends and interest, upon ending service as a FPL Group board member.  Messrs. Arnelle, Beall and Brown participate in this program.  Upon his retirement from the FPL Group Board of Directors in May 2005, Frederic V. Malek received a life and 120 months certain annuity valued at approximately $465,000 under this program.  Mr. Arnelle, whose benefits under this program will be determined upon his retirement from the Board as of the date of the 2006 annual meeting, would have been entitled to receive approximately $537,475 under the program, based on an assumed retirement date of March 31, 2006 and the $40.14 closing share price of FPL Group common stock on such date.

EMPLOYMENT AGREEMENTS

Employment Agreement with CEO - In February 2005, FPL Group entered into an employment agreement with Mr. Hay.  The agreement provides for Mr. Hay to be employed as the chief executive officer and president of FPL Group (referred to in the employment agreement as the "Corporation") and to serve as a director and chairman of FPL Group's Board of Directors for an initial term of three years beginning January 1, 2005.  Each January 1 beginning in 2006 the term of employment will be extended an additional year unless either party gives a notice of non-extension no later than 90 days prior thereto.  If FPL Group terminates Mr. Hay's employment without "cause," or if Mr. Hay terminates his employment for "good reason" (each as defined in the agreement) he is entitled to receive a pro rata portion of his annual incentive bonus for the year in which termination occurs (calculated at the higher of target or the average of the bonus received for the prior two years); two times his then current base salary; two times the higher of (i) his average annual incentive bonus for the prior two years or (ii) his then current target annual incentive bonus; a pro rata portion of each outstanding and unvested performance share grant then in progress under the LTIP (calculated as if target performance for the year of termination is achieved); continued vesting in all outstanding and unvested restricted stock awards and stock options for a period of two years following the date of termination; the cash value of two additional years of service credit under all applicable pension, 401(k), and supplemental retirement plans; and continued participation in FPL Group's medical, dental, hospitalization, disability and group life insurance plans for up to two years.  The agreement also provides for certain payments to be made upon termination because of death or disability or upon retirement.  The agreement does not establish Mr. Hay's compensation; however, reduction of his then current base salary, target annual incentive bonus, target long term incentive compensation or aggregate employee benefits (with certain exceptions) constitutes "good reason".

Effective December 18, 2005, Mr. Hay's employment agreement was amended to provide that "Corporation", for purposes of the employment agreement, will be defined as FPL Group, or the ultimate parent entity of FPL Group, in the event that any entity directly or through one or more subsidiaries holds 50% or more of the outstanding voting stock of FPL Group.

In the event that Mr. Hay's executive retention employment agreement with FPL Group (described below) becomes effective and his employment is terminated under the circumstances specified therein, he will be entitled to the compensation and benefits provided under that agreement in lieu of any entitlements payable or provided to him under the February 2005 agreement.

Executive Retention Employment Agreements - Each of the individuals named in the Summary Compensation Table is a party to an executive retention employment agreement with FPL Group.  Each agreement will not become effective until the occurrence of a potential change of control or a change of control, each as defined in the agreement.

Change of control is defined in the agreements as (i) the acquisition by any individual, entity, or group of 20% or more of either FPL Group's common stock or the combined voting power of FPL Group other than directly from FPL Group or pursuant to a merger or other business combination which does not itself constitute a change of control, (ii) the incumbent directors of FPL Group ceasing, for any reason, to constitute a majority of the FPL Group Board of Directors, unless each director who was not an incumbent director was elected, or nominated for election, by a majority of the incumbent directors and directors subsequently so elected or appointed (excluding those elected as a result of an actual or threatened election contest or other solicitation of proxies), (iii) the shareholders approve or, if determined by the FPL Group Board of Directors, there is consummated a merger, sale of assets, reorganization or other business combination of FPL Group or any subsidiary with respect to which (x) the voting securities of FPL Group outstanding immediately prior to the transaction do not, immediately following the transaction, represent more than 60% of the common stock and the voting power of all voting securities of the resulting ultimate parent entity or (y) members of the FPL Group Board of Directors constitute less than a majority of the members of the board of directors of the resulting ultimate parent entity, or (iv) the shareholders approve the liquidation or dissolution of FPL Group.  A potential change of control is defined as (i) announcement of an intention to take or consider taking actions which, if consummated or approved by shareholders, would constitute a change of control, or (ii) the acquisition by any individual, entity, or group of 15% or more of either the FPL Group common stock or the combined voting power of FPL Group other than directly from FPL Group or pursuant to a merger or other business combination which does not itself constitute a change of control.

Once effective, each named executive officer's agreement provides that he shall be employed by FPL Group for a period of three years (two years, in the case of Mr. Stall) in a position at least commensurate with his position with FPL Group in the ninety-day period immediately preceding the effective date of the agreement.  During this two or three year employment period, each named executive officer shall be (i) paid an annual base salary at least equal to his annual base as in effect on the effective date, with annual increases consistent with those awarded to other peer officers of FPL Group, but not less than the increases in the consumer price index; (ii) paid an annual bonus (expressed as a percentage of his annual base salary) consistent with those of peer executives of FPL Group, but at least equal to the higher of (x) his targeted annual bonus for the then current fiscal year divided by his then current annual base salary or (y) the average percentage of his annual base salary (as in effect for the applicable years) that was paid or payable as an annual bonus for each of the three fiscal years preceding the fiscal year in which the effective date occurs (or, if higher, for each of the three fiscal years immediately preceding the fiscal year in which a change of control occurs, if a change of control occurs after the effective date); (iii) given the opportunity to earn long-term incentive compensation no less favorable than such opportunities given to him at any time during the 90 days preceding the effective date or, if more favorable, those provided at any time after the effective date to peer officers of FPL Group; and (iv) entitled to participate in savings, retirement and other employee benefit plans providing benefits no less favorable than those provided to him at any time during the 90 days preceding the effective date or, if more favorable, those provided at any time after the effective date to peer officers of FPL Group.

In the event of a change of control, each agreement provides that (unless the terms of the award agreement expressly provide otherwise) (i) 50% of a named executive officer's outstanding performance stock-based awards (for example, performance share awards) shall be vested and earned at an achievement level equal to the higher of (x) the targeted level of performance of each such award or (y) the average level (expressed as a percentage of target) of achievement in respect of similar awards maturing over the three fiscal years immediately prior to the year in which the change of control occurred; (ii) all other outstanding performance stock-based awards granted to the named executive officer shall be fully vested and earned; (iii) all options and other exercisable rights granted to the named executive officer shall become exercisable and vested; and (iv) the restrictions, deferral limitations and forfeiture conditions applicable to all outstanding awards granted to the named executive officer under an incentive compensation plan shall lapse and such awards shall be deemed fully vested.

A named executive officer will receive the remaining 50% of the outstanding performance stock-based awards (calculated in the same manner as described above and unless the terms of the award agreement expressly provide otherwise) on the first anniversary of the change of control if he has remained employed by FPL Group or an affiliate through such date or upon an earlier termination of employment by FPL Group (except for death, disability or cause) or by the named executive officer for "good reason" (as defined in the agreement).  Upon such a termination of employment following a change of control and during the employment period, the named executive officer is entitled to, among other things, a lump sum severance payment equal to three times (two times, in the case of Mr. Stall) the sum of his annual base salary plus his annual bonus; a payment in respect of three years (two years, in the case of Mr. Stall) of foregone supplemental retirement benefits; continued coverage under all employee benefit plans, and certain other benefits and perquisites, for three years (two years, in the case of Mr. Stall); and a full gross-up in respect of any excise tax incurred as a result of the benefits received pursuant to the agreement.  Such amounts and benefits would also be provided if such a termination of a named executive officer occurs following a potential change of control and prior to an actual change of control, and during the employment period, except that 100% of the outstanding performance stock-based awards (calculated as described above) would be vested and earned.  In addition, each named executive officer will also receive a pro rata portion (based upon deemed employment until the end of the two or three year employment period) of each long-term incentive compensation award granted to him on or after the date of the change of control.

Effective December 18, 2005, the Executive Retention Employment Agreements between FPL Group and each of the individuals named in the Summary Compensation Table were amended.  The amendments provide that the execution and delivery of the agreement and plan of merger entered into by FPL Group and Constellation Energy Group, Inc. in December 2005 (Merger Agreement) and the approval and consummation of the transactions contemplated by the Merger Agreement will not constitute a change in control or a potential change in control for purposes of the Executive Retention Employment Agreements and that the Executive Retention Employment Agreements will not become effective in connection with or as a result of any of such events.  In the case of Mr. Hay, such amendment is not rescindable, and Mr. Hay has agreed that the approval and consummation of the transactions contemplated by the Merger Agreement will not constitute a change in control or a potential change in control for purposes of his Executive Retention Employment Agreement.  Each other individual named in the Summary Compensation Table may rescind his amendment to his Executive Retention Employment Agreement if, within two (for Mr. Stall) or three years (for Messrs. Dewhurst, Olivera and Robo) after the date of the consummation of the transactions contemplated by the Merger Agreement (the Closing Date), he is terminated without cause, certain material terms and conditions of his employment are adversely changed or Mr. Hay is no longer Chief Executive Officer.  In the event that an individual rescinds his amendment, and provided that a change in control has occurred under the terms of such executive's Executive Retention Employment Agreement (generally, for the individuals named in the Summary Compensation Table, a change in control occurs if, among other things, FPL Group's voting securities outstanding immediately prior to the transaction do not represent more than 60% of the voting power of FPL Group or its ultimate parent company immediately following the transaction), the individual will generally be entitled to all protections under his Executive Retention Employment Agreement that would have been in place immediately following the change in control in the absence of the amendment.  Specifically, the individual will be entitled to (a) automatic acceleration of a portion of his equity-based awards in accordance with the terms of his Executive Retention Employment Agreement and (b) if he rescinds the amendment because he has been terminated without cause or if he is or becomes entitled to resign for good reason following rescission and he elects to terminate his employment, he will be entitled to the cash severance and other post-termination benefits set forth in his Executive Retention Employment Agreement.

The amendment to each Executive Retention Employment Agreement also provides that the individual and FPL Group agree to mutually cooperate and negotiate in good faith to make such amendments to the terms of the Executive Retention Employment Agreement, as necessary in the reasonable judgment of each of FPL Group and the executive, to avoid the imposition of penalties and additional taxes under Section 409A of the Internal Revenue Code of 1986, as amended (the Code).  Insofar as is possible without the incurrence of any expenses by FPL Group not contemplated under the Executive Retention Employment Agreements as in effect on December 15, 2005, the applicable individual will be provided with payments and benefits under the Executive Retention Employment Agreements, as amended, that are substantially economically equivalent to the payments and benefits that would be payable to the executive absent both the amendment and the requirements of Section 409A of the Code.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

FPL Group's equity compensation plan information as of December 31, 2005 is as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	7,228,617	$27.48	12,477,628 (a)
Equity compensation plans not approved by security holders (b)	79,614	$17.77	-
____________________
(a)	These shares are also available for issuance as restricted stock and as performance-based stock awards.
(b)

Represents options granted by Gexa Corp. under its Amended and Restated 2004 Incentive Plan and pursuant to various individual grants, all of which were made prior to the acquisition of Gexa Corp.  All such options were assumed by FPL Group in connection with the acquisition of Gexa Corp. and are fully vested and exercisable for shares of FPL Group common stock.  No further grants of stock options will be made under this plan.

Security Ownership of Certain Beneficial Owners and Management

The following table indicates how much FPL Group common stock is beneficially owned by each person known by FPL Group to own 5% or more of FPL Group common stock.  Unless otherwise indicated, each person has sole voting and dispositive power.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (a)

Fidelity Management Trust Company 82 Devonshire Street Boston, Massachusetts 02109	25,351,470 (b)	6.3%

Capital Research and Management Company 333 South Hope Street Los Angeles, California 90071	21,608,000 (c)	5.3%
____________________
(a)	As of March 14, 2006.
(b)

Shares held as Trustee under the Florida Power & Light Company Master Trust for the retirement savings plans of FPL Group and its affiliates as of March 14, 2006.  The Trustee disclaims beneficial ownership of such securities.  Shares are voted by the Trustee in accordance with instructions of the participants to whose accounts such shares are allocated, and a proportionate number of shares which are held in the plans but not yet allocated to participants are voted in accordance with such instructions.

(c)

This information has been derived from Schedule 13G/A of Capital Research and Management Company (Capital Research), filed with the SEC on February 10, 2006.  Capital Research, which reported sole voting power over 3,000,000 shares and sole dispositive power over 21,608,000 shares, is deemed to be the beneficial owner of these shares as a result of acting as an investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

The following table shows the number of shares of FPL Group common stock beneficially owned as of March 14, 2006 by each of FPL Group's directors and each named executive officer listed in the Summary Compensation Table, as well as the number of shares beneficially owned by all of FPL Group's directors and executive officers as a group.  Together these individuals beneficially owned less than one percent (1%) of FPL Group common stock as of March 14, 2006.  The table also includes information about stock options and phantom or deferred shares credited to the accounts of FPL Group's directors and executive officers under various compensation and benefit plans.  The address of each executive officer and director of FPL Group is c/o FPL Group, Inc., 700 Universe Boulevard, Juno Beach, Florida 33408.

	Common Stock Beneficially Owned

Name	Shares Owned (a)		Shares Under Options Exercisable Within 60 Days	Total Shares Beneficially Owned (b)		Phantom/Deferred Shares (c)

H. Jesse Arnelle (d)	11,028			11,028		27,074
Sherry S. Barrat	12,200			12,200		17,700
Robert M. Beall, II	18,840	(e)		18,840	(e)	5,926
J. Hyatt Brown	32,500	(e)		32,500	(e)	8,190
James L. Camaren	13,100			13,100		4,713
Moray P. Dewhurst	125,613		486,666	612,279		49,979
J. Brian Ferguson	2,800			2,800
Lewis Hay, III	335,211		833,334	1,168,545		217,630
Armando J. Olivera	137,313		286,666	423,979		26,606
James L. Robo	82,292		336,666	418,958		51,217
Rudy E. Schupp	3,200			3,200
John A. Stall	74,079		143,334	217,413		25,293
Michael H. Thaman	6,200			6,200
Hansel E. Tookes, II	1,672	(e)		1,672	(e)	2,400
Paul R. Tregurtha	13,400			13,400		13,874
Frank G. Zarb (d)	11,800			11,800
All directors and executive officers as a group (22 persons)	1,096,010		2,336,600	3,432,610		480,224
____________________
(a)

Includes shares of restricted stock for Messrs. Dewhurst (34,664), Hay (159,834), Olivera (40,666), Robo (33,666) and Stall (38,666), as well as for Mrs. Barrat (10,200) and Messrs. Arnelle (7,400), Beall (11,800), Brown (11,800), Camaren (7,600), Ferguson (2,800), Schupp (2,800), Thaman (6,200), Tookes (400), Tregurtha (7,400) and Zarb (7,600) and a total of 456,926 shares of restricted stock for all directors and executive officers as a group.  The holders of such shares of restricted stock have voting power, but not dispositive power.

(b)			Represents the total of shares listed under the columns "Shares Owned" and "Shares Under Options Exercisable Within 60 Days."
(c)

Includes phantom shares under a deferred compensation plan for Mr. Arnelle and under FPL Group's SERP and phantom shares granted to certain directors in connection with the termination in 1996 of the FPL Group, Inc. Non-Employee Director Retirement Plan, all of which are payable in cash, as well as, for Mrs. Barrat (2,000), Mr. Dewhurst (21,602), Mr. Hay (203,655), Mr. Olivera (23,178), Mr. Stall (23,676), Mr. Arnelle (4,400), Mr. Tookes (2,400), and Mr. Tregurtha (4,400) and all directors and executive officers as a group (309,399), shares of common stock, the receipt of which has been deferred under FPL Group's Deferred Compensation Plan until, for executive officers, retirement, and for non-executive directors, termination of Board service, as to which they have neither voting nor dispositive power.  Also includes, for Mr. Dewhurst (23,946) and Mr. Robo (47,893), shares held by the trustee of a grantor trust pursuant to a deferred stock grant made under FPL Group's LTIP, as to which such officers have neither voting nor dispositive power.

(d)			Mr. Arnelle and Mr. Zarb are retiring as directors of FPL Group immediately prior to the annual meeting.
(e)

Includes, for Mr. Beall, 40 shares owned by a son of Mr. Beall who is over 21 years of age, as to which Mr. Beall disclaims beneficial ownership; for Mr. Brown, 700 shares owned by children of Mr. Brown who are over 21 years of age, as to which Mr. Brown disclaims beneficial ownership; and for Mr. Tookes, 272 shares owned by Mr. Tookes' wife, as to which Mr. Tookes disclaims beneficial ownership.

PROPOSED MERGER

In December 2005, FPL Group and Constellation Energy Group, Inc. (Constellation Energy) entered into the Merger Agreement, pursuant to which FPL Group will merge with a subsidiary of Constellation Energy.  In a tax free, stock-for-stock exchange, each share of Constellation Energy common stock outstanding immediately prior to the merger will be converted into 1.444 shares of Constellation Energy common stock and each share of FPL Group common stock outstanding immediately prior to the merger will be converted into one share of Constellation Energy common stock.  Upon completion of the merger, former FPL Group shareholders will own approximately 60 percent and Constellation Energy's shareholders will own approximately 40 percent of the combined company.  FPL Group will account for the merger as an acquisition of Constellation Energy under the purchase method of accounting.  The companies are working to complete the merger by the end of 2006.  However, completion of the merger and the actual closing date depend upon the satisfaction of a number of conditions, including shareholder approvals and the receipt of required regulatory approvals.

Item 13.  Certain Relationships and Related Transactions

None.

Item 14.  Principal Accountant Fees and Services

The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche), for the fiscal years ended December 31, 2005 and 2004.

	2005	2004

Audit fees (a)	$2,985,000	$2,983,000
Audit-related fees (b)	2,378,000	1,859,000
Tax fees (c)	170,000	141,000
All other fees (d)	-	-

Total	$5,533,000	$4,983,000

____________________
(a)

Audit fees consist of fees billed for professional services rendered for the audit of FPL Group's and FPL's annual consolidated financial statements for the fiscal year, the reviews of the financial statements included in FPL Group's and FPL's Quarterly Reports on Form 10-Q for the fiscal year, attestation of management's assessment of internal control over financial reporting and the audit of the effectiveness of internal controls over financial reporting, comfort letters, consents, and other services related to SEC matters, services in connection with annual and semi-annual filings of FPL Group's financial statements with the Japanese Ministry of Finance, and accounting consultations to the extent necessary for Deloitte & Touche to fulfill its responsibility under Public Company Accounting Oversight Board standards.

(b)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FPL Group's and FPL's consolidated financial statements and are not reported under "Audit fees." These fees primarily related to audits of subsidiary financial statements, comfort letters, consents and other services related to subsidiary (non-SEC registrant) financing activities, audits of employee benefit plans, due diligence pertaining to acquisitions, and consultation on accounting standards and on transactions.

(c)

Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.  In 2005, $27,000 was paid related to tax advice and planning services.  All other tax fees in 2005 and all tax fees in 2004 related to tax compliance services.

(d)	All other fees consist of fees for products and services other than the services reported under the other named categories. In 2005 and 2004, there were no fees incurred in this category.

In accordance with the requirements of Sarbanes-Oxley, the FPL Group Audit Committee Charter and the Audit Committee's pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the Audit Committee.  Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year.  This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting.  Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such work.  In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work or, in cases which meet the de minimus pre-approval exception established by Sarbanes-Oxley, prior to completion of the audit.  The Audit Committee has delegated to the chairman of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting.  The Audit Committee reviews on a quarterly basis a schedule of all services for which Deloitte & Touche has been engaged and the estimated fees for those services.  In fiscal year 2005, approximately $27,000 (16% of total Tax Fees and 0.49% of total revenues paid to Deloitte & Touche during 2005) of services included in the Tax Fees category described above were approved by the Audit Committee after the services were rendered, pursuant to the de minimus exception established by Sarbanes-Oxley.  No services were provided in fiscal year 2004 pursuant to this exception.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)   3.  Exhibits

Exhibit Number		Description

31	(e)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31	(f)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FPL Group, Inc.
EDWARD F. TANCER

Edward F. Tancer Vice President & General Counsel
Date: April 27, 2006