Form 10-Q
period 2006-06-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2006-08-04
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

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
FPL Group, Inc. Yes X No	Florida Power & Light Company Yes No X

Indicate by check mark whether the registrants are a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "large accelerated filer" and "accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934.

FPL Group, Inc.	Large Accelerated Filer X Accelerated Filer Non-Accelerated Filer
Florida Power & Light Company	Large Accelerated Filer Accelerated Filer Non-Accelerated Filer X

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes          No    X

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding at June 30, 2006:  404,419,359 shares.

As of June 30, 2006, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

________________________________

This combined Form 10-Q represents separate filings by FPL Group, Inc. and Florida Power & Light Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth under General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

FPL Group, Inc., Florida Power & Light Company, FPL Group Capital Inc and FPL Energy, LLC each have subsidiaries and affiliates with names that include FPL, FPL Energy, FPLE and similar references.  For convenience and simplicity, in this report the terms FPL Group, FPL, FPL Group Capital and FPL Energy are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates.  The precise meaning depends on the context.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, believe, could, estimated, may, plan, potential, projection, target, outlook) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on FPL Group, Inc.'s (FPL Group's) and/or Florida Power & Light Company's (FPL's) operations and financial results, and could cause FPL Group's and/or FPL's actual results to differ materially from those contained in forward-looking statements made by or on behalf of FPL Group and/or FPL in this combined Form 10-Q, in presentations, on their respective websites, in response to questions or otherwise.

  FPL Group and FPL are subject to complex laws and regulations and to changes in laws and regulations as well as changing governmental policies and regulatory actions, including initiatives regarding deregulation and restructuring of the energy industry.  FPL holds franchise agreements with local municipalities and counties, and must renegotiate expiring agreements.  These factors may have a negative impact on the business and results of operations of FPL Group and FPL.

  The operation of power generation facilities, including nuclear facilities, involves significant risks that could adversely affect the results of operations and financial condition of FPL Group and FPL.

  The construction of, and capital improvements to, power generation facilities involve substantial risks.  Should construction or capital improvement efforts be unsuccessful, the results of operations and financial condition of FPL Group and FPL could be adversely affected.

  The use of derivative contracts by FPL Group and FPL in the normal course of business could result in financial losses that negatively impact the results of operations of FPL Group and FPL.

  FPL Group's competitive energy business is subject to risks, many of which are beyond the control of FPL Group, that may reduce the revenues and adversely impact the results of operations and financial condition of FPL Group.

  FPL Group's ability to successfully identify, complete and integrate acquisitions, including the proposed merger with Constellation Energy Group, Inc. (Constellation Energy), is subject to significant risks, including the effect of increased competition for acquisitions resulting from the consolidation of the power industry.

  FPL Group's proposed merger with Constellation Energy is subject to receipt of consents or approvals from governmental entities that could delay or prevent the completion of the merger or impose conditions that could have a material adverse effect on the combined company or that could cause abandonment of the merger.

  The anticipated benefits of combining FPL Group and Constellation Energy may not be realized.

  FPL Group and FPL will be subject to business uncertainties and contractual restrictions while the merger is pending that could adversely affect their businesses.

  Because FPL Group and FPL rely on access to capital markets, the inability to maintain current credit ratings and access capital markets on favorable terms may limit the ability of FPL Group and FPL to grow their businesses and would likely increase interest costs.

  Customer growth in FPL's service area affects FPL Group's and FPL's results of operations.

  Weather affects FPL Group's and FPL's results of operations.

  FPL Group and FPL are subject to costs and other effects of legal proceedings as well as changes in or additions to applicable tax laws, rates or policies, rates of inflation, accounting standards, securities laws and corporate governance requirements.

  Threats of terrorism and catastrophic events that could result from terrorism may impact the operations of FPL Group and FPL in unpredictable ways.

  The ability of FPL Group and FPL to obtain insurance and the terms of any available insurance coverage could be affected by national, state or local events and company-specific events.

  FPL Group and FPL are subject to employee workforce factors that could affect the businesses and financial condition of FPL Group and FPL.

These and other risk factors are included in this report in Part II, Item 1A. Risk Factors and in Part I, Item 1A. Risk Factors of FPL Group's and FPL's Annual Report on Form 10-K for the year ended December 31, 2005.  Any forward-looking statement speaks only as of the date on which such statement is made, and FPL Group and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

OPERATING REVENUES	$3,809	$2,741	$7,393	$5,178

OPERATING EXPENSES
Fuel, purchased power and interchange	2,174	1,393	4,227	2,631
Other operations and maintenance	521	437	995	852
Disallowed storm costs	54	-	54	-
Merger-related	6	-	11	-
Amortization of storm reserve deficiency	37	44	70	63
Depreciation and amortization	294	314	581	621
Taxes other than income taxes	285	233	548	458

Total operating expenses	3,371	2,421	6,486	4,625

OPERATING INCOME	438	320	907	553

OTHER INCOME (DEDUCTIONS)
Interest charges	(178)	(140)	(347)	(278)
Equity in earnings of equity method investees	30	26	41	46
Gains on disposal of equity method investees
and leveraged leases - net	-	8	-	23
Allowance for equity funds used during construction	5	12	9	22
Interest income	20	17	27	32
Other - net	-	14	1	18

Total other deductions - net	(123)	(63)	(269)	(137)

INCOME BEFORE INCOME TAXES	315	257	638	416

INCOME TAXES	77	54	152	76

NET INCOME	$238	$203	$486	$340

Earnings per share of common stock:
Basic	$0.60	$0.53	$1.24	$0.90
Assuming dilution	$0.60	$0.52	$1.23	$0.89

Dividends per share of common stock	$0.375	$0.355	$0.75	$0.71

Weighted-average number of common shares outstanding:
Basic	394.3	381.4	391.8	376.1
Assuming dilution	396.7	386.3	394.9	381.5

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (2005 Form 10-K) for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	June 30, 2006	December 31, 2005

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$33,175	$31,886
Nuclear fuel	621	520
Construction work in progress	1,383	945
Less accumulated depreciation and amortization	(11,301)	(10,888)

Total property, plant and equipment - net	23,878	22,463

CURRENT ASSETS
Cash and cash equivalents	134	530
Customer receivables, net of allowances of $30 and $34, respectively	1,372	1,064
Other receivables, net of allowances of $10 and $9, respectively	472	366
Materials, supplies and fossil fuel inventory - at average cost	777	567
Regulatory assets:
Deferred clause and franchise expenses	577	795
Storm reserve deficiency	158	156
Derivatives	215	-
Other	7	7
Derivatives	218	1,074
Other	437	428

Total current assets	4,367	4,987

OTHER ASSETS
Nuclear decommissioning reserve funds	2,608	2,401
Other investments	437	467
Regulatory assets:
Storm reserve deficiency	801	957
Deferred clause expenses	170	307
Unamortized loss on reacquired debt	40	42
Other	81	37
Other	1,382	1,343

Total other assets	5,519	5,554

TOTAL ASSETS	$33,764	$33,004

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	4,486	4,182
Retained earnings	4,696	4,506
Accumulated other comprehensive loss	(111)	(193)

Total common shareholders' equity	9,075	8,499
Long-term debt	8,360	8,039

Total capitalization	17,435	16,538

CURRENT LIABILITIES
Commercial paper	1,692	1,159
Current maturities of long-term debt	1,878	1,404
Accounts payable	1,061	1,245
Customer deposits	457	433
Margin cash deposits	15	393
Accrued interest and taxes	409	253
Regulatory liabilities:
Deferred clause and franchise revenues	39	32
Derivatives	-	757
Derivatives	580	463
Other	699	1,128

Total current liabilities	6,830	7,267

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,898	1,685
Accumulated deferred income taxes	3,257	3,015
Regulatory liabilities:
Accrued asset removal costs	2,005	2,033
Asset retirement obligation regulatory expense difference	764	786
Unamortized investment tax credits	53	62
Other	90	90
Other	1,432	1,528

Total other liabilities and deferred credits	9,499	9,199

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$33,764	$33,004

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2005 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Six Months Ended June 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$486	$340
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	560	600
Nuclear fuel amortization	64	45
Recoverable storm-related costs of FPL	(319)	(246)
Amortization of storm reserve deficiency	70	63
Unrealized (gains) losses on marked to market energy contracts	(26)	126
Deferred income taxes and related regulatory credit	268	164
Deferred pension cost	(48)	(46)
Cost recovery clauses and franchise fees	362	(35)
Equity in earnings of equity method investees	(41)	(46)
Distribution of earnings from equity method investees	55	9
Changes in operating assets and liabilities:
Customer receivables	(307)	(237)
Other receivables	66	(35)
Material, supplies and fossil fuel inventory	(197)	(81)
Other current assets	(52)	(36)
Accounts payable	(159)	253
Customer deposits	24	2
Margin cash deposits	(378)	6
Income taxes	(153)	(76)
Interest and other taxes	156	114
Other current liabilities	(15)	(101)
Other liabilities	(13)	(8)
Other - net	71	19

Net cash provided by operating activities	474	794

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(933)	(808)
Independent power investments	(1,076)	(434)
Nuclear fuel purchases	(106)	(38)
Sale of independent power investments	-	16
Proceeds from sale of securities in nuclear decommissioning funds	1,866	1,134
Purchases of securities in nuclear decommissioning and storm funds	(1,904)	(1,212)
Proceeds from sale of other securities	36	64
Purchases of other securities	(46)	(76)
Funding of secured loan	-	(33)
Proceeds from termination of leveraged lease	-	43
Other - net	(8)	20

Net cash used in investing activities	(2,171)	(1,324)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,541	799
Retirements of long-term debt	(759)	(675)
Proceeds from purchased Corporate Units	210	-
Payments to terminate Corporate Units	(258)	-
Retirements of preferred stock - FPL	-	(5)
Net change in short-term debt	533	(21)
Issuances of common stock	303	610
Dividends on common stock	(296)	(271)
Other - net	27	22

Net cash provided by financing activities	1,301	459

Net decrease in cash and cash equivalents	(396)	(71)
Cash and cash equivalents at beginning of period	530	225

Cash and cash equivalents at end of period	$134	$154

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock and conversion of options and warrants in connection with
the acquisition of Gexa Corp. (Gexa)	$-	$81
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2005 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

OPERATING REVENUES	$2,999	$2,298	$5,583	$4,338

OPERATING EXPENSES
Fuel, purchased power and interchange	1,751	1,149	3,289	2,226
Other operations and maintenance	359	316	689	626
Disallowed storm costs	54	-	54	-
Amortization of storm reserve deficiency	37	44	70	63
Depreciation and amortization	197	232	392	462
Taxes other than income taxes	262	214	504	418

Total operating expenses	2,660	1,955	4,998	3,795

OPERATING INCOME	339	343	585	543

OTHER INCOME (DEDUCTIONS)
Interest charges	(75)	(50)	(143)	(99)
Allowance for equity funds used during construction	5	12	9	22
Interest income	12	2	13	4
Other - net	(4)	(1)	(5)	1

Total other deductions - net	(62)	(37)	(126)	(72)

INCOME BEFORE INCOME TAXES	277	306	459	471

INCOME TAXES	95	105	154	158

NET INCOME	$182	$201	$305	$313

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2005 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	June 30, 2006	December 31, 2005

ELECTRIC UTILITY PLANT
Plant in service	$23,644	$23,251
Nuclear fuel	394	380
Construction work in progress	1,018	776
Less accumulated depreciation and amortization	(9,740)	(9,530)

Electric utility plant - net	15,316	14,877

CURRENT ASSETS
Cash and cash equivalents	60	56
Customer receivables, net of allowances of $15 and $20, respectively	925	653
Other receivables, net of allowances of $1 and $1, respectively	174	313
Materials, supplies and fossil fuel inventory - at average cost	566	449
Regulatory assets:
Deferred clause and franchise expenses	577	795
Storm reserve deficiency	158	156
Derivatives	215	-
Other	7	7
Derivatives	18	828
Other	181	212

Total current assets	2,881	3,469

OTHER ASSETS
Nuclear decommissioning reserve funds	2,098	2,083
Regulatory assets:
Storm reserve deficiency	801	957
Deferred clause expenses	170	307
Unamortized loss on reacquired debt	40	42
Other	81	37
Other	999	954

Total other assets	4,189	4,380

TOTAL ASSETS	$22,386	$22,726

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,318	4,318
Retained earnings	1,350	1,046

Total common shareholder's equity	7,041	6,737
Long-term debt	4,213	3,271

Total capitalization	11,254	10,008

CURRENT LIABILITIES
Commercial paper	958	1,159
Current maturities of long-term debt	-	135
Accounts payable	743	863
Customer deposits	446	423
Margin cash deposits	-	382
Accrued interest and taxes	329	174
Regulatory liabilities:
Deferred clause and franchise revenues	39	32
Derivatives	-	757
Derivatives	198	-
Other	618	929

Total current liabilities	3,331	4,854

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,513	1,474
Accumulated deferred income taxes	2,584	2,647
Regulatory liabilities:
Accrued asset removal costs	2,005	2,033
Asset retirement obligation regulatory expense difference	764	786
Unamortized investment tax credits	53	62
Other	90	90
Other	792	772

Total other liabilities and deferred credits	7,801	7,864

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$22,386	$22,726

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2005 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Six Months Ended June 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$305	$313
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	371	441
Nuclear fuel amortization	43	35
Recoverable storm-related costs	(319)	(246)
Amortization of storm reserve deficiency	70	63
Deferred income taxes and related regulatory credit	175	114
Deferred pension cost	(39)	(37)
Cost recovery clauses and franchise fees	362	(35)
Changes in operating assets and liabilities:
Customer receivables	(272)	(102)
Other receivables	32	8
Material, supplies and fossil fuel inventory	(118)	(76)
Other current assets	(44)	(42)
Accounts payable	(91)	160
Customer deposits	23	7
Margin cash deposits	(382)	-
Income taxes	125	85
Interest and other taxes	155	116
Other current liabilities	(10)	(36)
Other liabilities	(23)	26
Other - net	46	(18)

Net cash provided by operating activities	409	776

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(933)	(808)
Nuclear fuel purchases	(42)	(37)
Proceeds from sale of securities in nuclear decommissioning funds	1,579	1,101
Purchases of securities in nuclear decommissioning and storm funds	(1,611)	(1,170)
Other - net	-	(2)

Net cash used in investing activities	(1,007)	(916)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	938	294
Retirements of long-term debt	(135)	-
Retirements of preferred stock	-	(25)
Net change in short-term debt	(201)	(55)
Dividends	-	(66)

Net cash provided by financing activities	602	148

Net increase in cash and cash equivalents	4	8
Cash and cash equivalents at beginning of period	56	65

Cash and cash equivalents at end of period	$60	$73

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2005 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2005 Form 10-K for FPL Group and FPL.  In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation.  The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Employee Retirement Benefits

Employee Benefit Plans and Other Postretirement Plan - FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a supplemental executive retirement plan (SERP).  See Supplemental Retirement Plan below.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.

The following table provides the components of net periodic benefit (income) cost for the plans:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits

	Three Months Ended June 30,				Six Months Ended June 30,

	2006	2005	2006	2005	2006	2005	2006	2005

	(millions)

Service cost	$13	$13	$1	$2	$25	$26	$3	$4
Interest cost	22	22	6	6	44	43	12	13
Expected return on plan assets	(53)	(53)	(1)	(1)	(107)	(105)	(2)	(2)
Amortization of transition obligation	-	-	1	1	-	-	2	2
Amortization of prior service benefit	(1)	(1)	-	-	(2)	(2)	-	-
Amortization of (gains) losses	(4)	(4)	-	1	(7)	(8)	-	1
Other	-	-	-	-	-	-	2	-

Net periodic benefit (income) cost at FPL Group	$(23)	$(23)	$7	$9	$(47)	$(46)	$17	$18

Net periodic benefit (income) cost at FPL	$(19)	$(18)	$6	$8	$(38)	$(37)	$15	$16

Supplemental Retirement Plan - FPL Group has a SERP which includes a non-qualified supplemental defined pension benefit component that provides benefits to a select group of management and highly compensated employees.  The cost of this SERP component is included in the determination of net periodic benefit income for pension benefits in the preceding table and amounted to approximately $1 million and $1 million for FPL Group for the three months ended June 30, 2006 and 2005, respectively, and approximately $2 million and $1 million for the six months ended June 30, 2006 and 2005, respectively.

2.  Derivative Instruments

Derivative instruments, when required to be marked to market under Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:

	FPL Group		FPL

	June 30,	December 31,	June 30,	December 31,

	2006	2005	2006	2005

	(millions)

Current derivative assets	$218	$1,074	$18	$828
Other assets	46	62	1	-
Current derivative liabilities	(580)	(463)	(198)	-
Other liabilities	(265)	(387)	(31)	-

Total mark-to-market derivative instrument
assets (liabilities)	$(581)	$286	$(210)	$828

FPL Group and FPL use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate risk associated with long-term debt.  In addition, FPL Group uses derivatives to optimize the value of power generation assets.  At FPL, substantially all changes in the fair value of derivatives are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly FPL Energy, LLC (FPL Energy), essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized net in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  While the majority of FPL Energy's derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risks, physical delivery for forecasted commodity transactions must be probable.  FPL Group believes that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has not occurred.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life.

At June 30, 2006, FPL Group had cash flow hedges with expiration dates through December 2010 for energy contract derivative instruments, and interest rate cash flow hedges with expiration dates through November 2019.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of net unrealized gains (losses) on these hedges flows through earnings in the current period and amounted to $4 million and $(5) million for the three months ended June 30, 2006 and 2005, respectively, and $12 million and $(10) million for the six months ended June 30, 2006 and 2005, respectively.  Settlement gains and losses are included within the line items in the statements of income to which they relate.

FPL Group's unrealized mark-to-market gains (losses) on derivative transactions reflected in the condensed consolidated statements of income for consolidated subsidiaries and equity method investees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(millions)

Consolidated subsidiaries	$(35)	$(80)	$26	$(126)
Equity method investees	$(5)	$(3)	$(15)	$(3)

3.  Comprehensive Income

FPL Group's comprehensive income is as follows:

	Three Months Ended June 30,

	2006	2005

	(millions)

Net income of FPL Group	$238	$203
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $12 tax expense and $12 tax benefit, respectively)	17	(18)
Reclassification from other comprehensive income (OCI) to net income
(net of $4 and $5 tax expense, respectively)	6	7
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $2 tax expense and $2 tax benefit, respectively)	3	(4)
Reclassification from OCI to net income
(net of $0.4 and $0.4 tax expense, respectively)	1	1
Net unrealized gains (losses) on available for sale securities
(net of $5 tax benefit and $1 tax expense, respectively)	(8)	2

Comprehensive income of FPL Group	$257	$191

	Six Months Ended June 30,

	2006	2005

	(millions)

Net income of FPL Group	$486	$340
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $38 tax expense and $56 tax benefit, respectively)	55	(81)
Reclassification from OCI to net income
(net of $13 and $10 tax expense, respectively)	20	16
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $4 tax expense and $0.4 tax benefit, respectively)	8	(1)
Reclassification from OCI to net income
(net of $1 and $1 tax expense, respectively)	1	2
Net unrealized losses on available for sale securities
(net of $2 and $2 tax benefit, respectively)	(3)	(3)
Supplemental retirement plan liability adjustment
(net of $0.5 tax expense in 2006)	1	-

Comprehensive income of FPL Group	$568	$273

Approximately $65 million of losses included in FPL Group's accumulated other comprehensive loss at June 30, 2006 will be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.  Accumulated other comprehensive loss is separately displayed on the condensed consolidated balance sheets of FPL Group.

4.  Common Stock

Earnings Per Share - The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(millions, except per share amounts)

Numerator - net income	$238	$203	$486	$340

Denominator:
Weighted-average number of common shares
outstanding - basic	394.3	381.4	391.8	376.1
Restricted stock, performance share awards,
options, warrants and equity units (a)	2.4	4.9	3.1	5.4

Weighted-average number of common shares
outstanding - assuming dilution	396.7	386.3	394.9	381.5

Earnings per share of common stock:
Basic	$0.60	$0.53	$1.24	$0.90
Assuming dilution	$0.60	$0.52	$1.23	$0.89
_____________________
(a)

Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period were the end of the term of the award.  Restricted stock, performance share awards, options, warrants and equity units (known as Corporate Units) are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Common shares issuable upon the exercise of stock options which were not included in the denominator above due to their antidilutive effect were approximately 0.3 million and 0.4 million for the three months ended June 30, 2006 and 2005, respectively, and 0.3 million and 0.4 million for the six months ended June 30, 2006 and 2005, respectively.

In February 2006, FPL Group issued approximately 8.7 million shares of common stock upon settlement of the stock purchase contracts issued in connection with its 8% Corporate Units.  See Note 7.

Stock-Based Compensation - Effective January 1, 2006, FPL Group adopted FAS 123(R), "Share-Based Payment," using the modified prospective application transition method.  Accordingly, the condensed consolidated balance sheet as of December 31, 2005, the condensed consolidated statements of income for the three and six months ended June 30, 2005 and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 do not reflect any restated amounts.  Because FPL Group adopted the fair value recognition provisions of FAS 123, "Accounting for Stock-Based Compensation," in 2004, the adoption of FAS 123(R) did not have a significant effect on FPL Group's financial statements.

Net income for the three and six months ended June 30, 2006 includes approximately $8 million and $18 million, respectively, of compensation costs and $3 million and $7 million, respectively, of income tax benefits related to stock-based compensation arrangements.  Net income for the three and six months ended June 30, 2005 includes approximately $9 million and $15 million, respectively, of compensation costs and $3 million and $6 million, respectively, of income tax benefits related to stock-based compensation arrangements.  As of June 30, 2006, there were approximately $55 million of unrecognized compensation costs related to nonvested/nonexercisable share-based compensation arrangements.  These costs are expected to be recognized over a weighted-average period of 1.7 years.  For awards granted subsequent to December 31, 2005, compensation costs for awards with graded vesting are recognized on a straight-line basis over the requisite service period for the entire award.  For awards granted prior to that date, compensation costs for awards with graded vesting are recognized using the graded vesting attribution method.

At June 30, 2006, approximately 26.6 million shares of common stock were authorized and 18.8 million were available for awards (including outstanding awards) to officers, employees and non-employee directors of FPL Group and its subsidiaries under FPL Group's long-term incentive plan (LTIP) and non-employee directors stock plan.  FPL Group satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market.  FPL Group satisfies stock option exercises by issuing new shares of its common stock.

Restricted Stock and Performance Share Awards - Restricted stock typically vests within three years and is subject to, among other things, restrictions on transferability prior to vesting.  The fair value of restricted stock is measured based upon the closing market price of FPL Group common stock as of the date of grant.  Performance share awards are typically payable at the end of a three-year performance period if the specified performance criteria are met.  The fair value of performance share awards is estimated based upon the closing market price of FPL Group common stock as of the date of grant less the present value of expected dividends, multiplied by an estimated performance multiple determined on the basis of historical experience, which is subsequently trued up at vesting based on actual performance.

The activity in restricted stock and performance share awards for the three months ended June 30, 2006 was as follows:

	Shares	Weighted-Average Grant Date Fair Value

Restricted Stock:
Nonvested balance, April 1, 2006	1,155,801	$37.85
Granted	6,900	$39.49
Vested	(15,128)	$32.45
Forfeited	(5,166)	$39.92

Nonvested balance, June 30, 2006	1,142,407	$37.92

Performance Share Awards:
Nonvested balance, April 1, 2006	1,150,423	$33.57
Granted	-	$-
Vested	-	$-
Forfeited	(7,630)	$33.72

Nonvested balance, June 30, 2006	1,142,793	$33.56

The activity in restricted stock and performance share awards for the six months ended June 30, 2006 was as follows:

	Shares	Weighted-Average Grant Date Fair Value

Restricted Stock:
Nonvested balance, January 1, 2006	1,022,545	$35.54
Granted	363,939	$41.76
Vested	(231,811)	$33.36
Forfeited	(12,266)	$40.41

Nonvested balance, June 30, 2006	1,142,407	$37.92

Performance Share Awards:
Nonvested balance, January 1, 2006	1,145,502	$29.88
Granted	581,978	$34.08
Vested	(574,947)	$26.73
Forfeited	(9,740)	$33.52

Nonvested balance, June 30, 2006	1,142,793	$33.56

The weighted-average grant date fair value of restricted stock granted for the three and six months ended June 30, 2005 was $40.50 and $38.20, respectively.  The weighted-average grant date fair value of performance share awards granted for the three and six months ended June 30, 2005 was $40.42 and $34.16, respectively.

The total fair value of restricted stock and performance share awards vested was $1 million and $2 million for the three months ended June 30, 2006 and 2005, respectively, and $34 million and $15 million for the six months ended June 30, 2006 and 2005, respectively.

Options - Options typically vest within three years and have a maximum term of ten years.  The exercise price of each option granted equals the closing market price of FPL Group common stock on the date of grant.  The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2006	2005

Expected volatility (a)	19.56%	20.00%
Expected dividends	3.40%	3.68%
Expected term (years) (b)	6	7
Risk-free rate	4.60%	4.08%
_____________________
(a)	Based on historical experience.
(b)	In 2006, FPL Group elected to use the "simplified" method to calculate the expected term. In 2005, the expected term was derived from historical experience.

Option activity for the three months ended June 30, 2006 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)

Balance, April 1, 2006	7,431,807	$29.99
Granted	-	$-
Exercised	(129,903)	$28.18
Forfeited	-	$-
Expired	-	$-

Balance, June 30, 2006	7,301,904	$30.03	6.2	$83

Option activity for the six months ended June 30, 2006 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)

Balance, January 1, 2006	7,228,617	$29.42
Granted	334,500	$41.76
Exercised	(250,218)	$28.24
Forfeited	(10,995)	$28.38
Expired	-	$-

Balance, June 30, 2006	7,301,904	$30.03	6.2	$83

Exercisable, June 30, 2006	6,530,072	$29.10	5.9	$80

The weighted-average grant date fair value of options granted was $7.46 and $6.30 for six months ended June 30, 2006 and 2005, respectively.  There were no options granted during the three months ended June 30, 2006 or 2005.

The total intrinsic value of stock options exercised was approximately $2 million and $4 million for the three months ended June 30, 2006 and 2005, respectively, and approximately $3 million and $14 million for the six months ended June 30, 2006 and 2005, respectively.

Cash received from option exercises was approximately $4 million and $8 million for the three months ended June 30, 2006 and 2005, respectively, and approximately $7 million and $33 million for the six months ended June 30, 2006 and 2005, respectively.  The tax benefits realized from options exercised was approximately $0.5 million and $1 million for the three months ended June 30, 2006 and 2005, respectively, and approximately $1 million and $5 million for the six months ended June 30, 2006 and 2005, respectively.

5.  Storm Reserve Deficiency

FPL was impacted by four hurricanes in 2005 and three hurricanes in 2004 which did major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in the storm and property insurance reserve.  At June 30, 2006, FPL's storm reserve deficiency totaled approximately $959 million.  In May 2006, the Florida Public Service Commission (FPSC) approved the issuance of approximately $708 million of bonds pursuant to the securitization provisions of Section 366.8260 of the Florida Statutes for the net-of-tax recovery by FPL of the estimated storm reserve deficiency at the time the bonds are issued or, approximately $934 million, including interest, and for a storm and property insurance reserve of $200 million.  The unrecovered 2004 storm restoration costs will continue to be recovered through a previously approved storm damage surcharge until the bonds are issued.

In its decision, the FPSC applied a different standard for recovery of 2005 storm costs than was used for the 2004 storm costs.  Accordingly, the FPSC made certain adjustments and disallowances to amounts sought to be recovered by FPL.  In addition, the FPSC allowed FPL to recover interest on 2005 storm restoration costs.  These adjustments and disallowances, net of interest, reduced FPL Group's and FPL's net income for the three and six months ended June 30, 2006 by approximately $28 million, reduced FPL Group's and FPL's storm reserve deficiency by approximately $35 million and reduced FPL Group's and FPL's property, plant and equipment by approximately $11 million at June 30, 2006.

6.  Income Taxes

FPL Group's effective income tax rate for the three months ended June 30, 2006 and 2005 was approximately 24.4% and 21.1%, respectively.  The reduction from the statutory rate mainly reflects the benefit of production tax credits (PTCs) of approximately $38 million and $37 million, respectively, related to FPL Energy's wind projects.  The corresponding rates and amounts for the six months ended June 30, 2006 and 2005 were approximately 23.8% and 18.3%, respectively, and approximately $81 million and $63 million, respectively.

FPL Group recognizes PTCs as wind energy is generated and sold based on a per kilowatt-hour rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year.  FPL Group utilizes this method of recognizing PTCs for specific reasons including that they are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations.

7.  Debt

In June 2002, FPL Group sold 10.12 million 8% Corporate Units.  In connection with the 8% Corporate Units financing, FPL Group Capital Inc (FPL Group Capital) issued $506 million principal amount of 5% debentures due February 16, 2008, which were absolutely, irrevocably and unconditionally guaranteed by FPL Group.  During 2005, FPL Group Capital remarketed these debentures and the annual interest rate was reset to 5.551%.  Each 8% Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder was required to purchase $50 of FPL Group common shares on or before February 16, 2006, and FPL Group made payments of 3% of the unit's $50 stated value until the shares were purchased.  In February 2006, FPL Group paid approximately $48 million net to cancel approximately 4.2 million of its 8% Corporate Units.  Also in February 2006, FPL Group issued approximately 8.7 million shares of common stock in return for approximately $296 million in proceeds upon settlement of the stock purchase contracts issued in connection with the remainder of the 8% Corporate Units.

In January 2006, FPL issued $400 million principal amount of 5.65% first mortgage bonds maturing in February 2037.  The proceeds were used to repay a portion of FPL's short-term borrowings and for other corporate purposes.  Also during the three months ended March 31, 2006, FPL borrowed $300 million in notes payable under an uncommitted credit facility.  These notes matured in April and May 2006 and had interest rates ranging from 4.8% to 4.92%.

In April 2006, FPL issued $300 million principal amount of 6.20% first mortgage bonds maturing in June 2036 in a private placement transaction.  The proceeds were used to repay a portion of FPL's short-term borrowings and for other corporate purposes.

In May 2006, FPL borrowed $250 million under a new five-year term loan facility.  The loan bears interest at a variable rate and the principal is due in May 2008.  The proceeds from the loan were used for general corporate purposes.  Under the terms of the term loan facility, FPL is required to maintain a minimum ratio of funded debt to total capitalization.

In June 2006, FPL Group Capital borrowed $400 million under three separate two-year term loan facilities.  Each of the loans bears interest at a variable rate and the principal is due in June 2008.  The proceeds from the loans were used for general corporate purposes.  Pursuant to its guarantee agreement with FPL Group Capital, FPL Group guarantees the payment of these term loans and is required to maintain a minimum ratio of funded debt to total capitalization under the terms of the term loan facilities.

Also in June 2006, Bison Wind, LLC (Bison Wind), an FPL Energy subsidiary, issued $186 million of 6.665% limited-recourse senior secured notes maturing in January 2031.  In addition, Bison Wind Portfolio, LLC (Bison Wind Portfolio), another subsidiary of FPL Energy, issued $20 million of 7.51% limited-recourse senior secured notes maturing in July 2021.  Principal and interest on each series of notes are payable semi-annually.  Substantially all of the proceeds from these note issuances were distributed to FPL Energy in return for a portion of the capital contributions that it made to certain of its direct and indirect subsidiaries for the investment by such subsidiaries in the development, acquisition and construction of two wind power projects located in North Dakota and Oklahoma.  The Bison Wind notes are secured by liens on the wind projects' assets and the Bison Wind Portfolio notes are secured by certain other assets.  FPL Group Capital has guaranteed certain payments with respect to PTCs generated by the projects, and certain contingent payment and indemnification obligations related to the projects, but did not guarantee payments on either series of the notes.  Pursuant to its guarantee agreement with FPL Group Capital, FPL Group guarantees these FPL Group Capital payment guarantees.

8.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind projects and the procurement of nuclear fuel.  FPL FiberNet, LLC's (FPL FiberNet's) capital expenditures primarily include costs to meet customer specific requirements and sustain its fiber-optic network.  At June 30, 2006, planned capital expenditures for the remainder of 2006 through 2010 were estimated as follows:

	2006	2007	2008	2009	2010	Total

FPL:	(millions)
Generation: (a)
New (b)	$85	$365	$540	$645	$500	$2,135
Existing (c)	290	555	395	410	285	1,935
Transmission and distribution (c)	340	885	790	840	850	3,705
Nuclear fuel	25	120	85	125	135	490
General and other	85	155	165	160	165	730

Total	$825	$2,080	$1,975	$2,180	$1,935	$8,995

FPL Energy:
Wind (d)	$365	$990	$5	$5	$5	$1,370
Nuclear (e)	90	140	100	130	150	610
Gas	40	35	35	15	10	135
Other	25	35	10	5	15	90

Total	$520	$1,200	$150	$155	$180	$2,205

FPL FiberNet	$7	$11	$11	$11	$11	$51

_____________________
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $20 million, $33 million, $51 million, $72 million and $71 million in 2006, 2007, 2008, 2009 and 2010, respectively.
(b)	Includes generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)

Includes estimated capital costs associated with FPL's Storm SecureSM Plan, an initiative to enhance its electrical grid and power plants as a result of heightened hurricane activity and in response to concerns expressed by the community, state leaders and regulators.  These capital costs are subject to change over time based on productivity enhancements and prioritization.

(d)	Capital expenditures for new wind projects are estimated through 2007, when eligibility for PTCs for new wind projects is scheduled to expire.
(e)	Includes nuclear fuel.

In addition to estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  At June 30, 2006, FPL Energy had approximately $2.1 billion in firm commitments, primarily for the purchase of wind turbines and towers, natural gas transportation, purchase and storage, firm transmission service, nuclear fuel and a portion of its projected capital expenditures.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under  Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002, be recorded on the balance sheet.  At June 30, 2006, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The term of the guarantees is equal to the term of the related debt, with remaining terms ranging from 1 year to 12 years.  The maximum potential amount of future payments that could be required under these guarantees at June 30, 2006 was approximately $14 million.  At June 30, 2006, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of June 30, 2006.

FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a power purchase agreement that expires in 2027.  Under this agreement, the subsidiary could incur market-based liquidated damages for failure to meet contractual minimum outputs.  In addition, certain subsidiaries of FPL Energy have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the FPL Energy subsidiary becoming liable for specified liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that the exposure associated with these guarantees is not material.

Contracts - FPL Group has entered into a long-term agreement for the purchase of wind, combustion and steam turbines, as well as parts, repairs and on-site services through 2021.  The related commitments as of June 30, 2006 are included in FPL Energy's and Corporate and Other's minimum payments shown in the table below and in FPL Energy's estimated capital expenditures shown in the table above.

FPL has entered into long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 megawatts (mw) of power annually through mid-2015 and 381 mw annually thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 700 mw of generating capacity from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2009 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 1,600 mw of generating capacity with expiration dates ranging from 2007 through 2012.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts with expiration dates through 2028 for the purchase of natural gas, coal and oil, transportation of natural gas and coal, and storage of natural gas.

FPL Energy has entered into several contracts for the purchase of wind turbines and towers in support of substantially all of its planned new wind generation.  In addition, FPL Energy has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2007 through 2033.  FPL Energy also has several contracts for the purchase, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from late-2006 to 2014.

The required capacity and minimum payments under these contracts as of June 30, 2006 were estimated as follows:

	2006	2007	2008	2009	2010	Thereafter

FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$100	$200	$200	$210	$200	$1,180
Qualifying facilities (b)	$150	$320	$320	$320	$290	$3,500
Other electricity suppliers (b)	$55	$60	$50	$50	$10	$10
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$40	$80	$80	$90	$40	$-
Natural gas, including transportation and storage (c)	$1,335	$1,375	$260	$260	$260	$2,405
Coal (c)	$30	$45	$30	$10	$5	$5
Oil (c)	$490	$-	$-	$-	$-	$-

FPL Energy	$530	$600	$50	$50	$50	$700

Corporate and Other	$55	$-	$-	$-	$-	$-
_____________________
(a)

Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $155 million and $156 million for the three months ended June 30, 2006 and 2005, respectively, and approximately $300 million and $307 million for the six months ended June 30, 2006 and 2005, respectively.

(b)

Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $108 million and $90 million for the three months ended June 30, 2006 and 2005, respectively, and approximately $199 million and $179 million for the six months ended June 30, 2006 and 2005, respectively.

(c)						Recoverable through the fuel clause.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this Act, FPL Group maintains $300 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $604 million ($402 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the United States, payable at a rate not to exceed $90 million ($60 million for FPL) per incident per year.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and St. Lucie Unit No. 2, which approximates $12 million, $30 million and $15 million, plus any applicable taxes, per incident, respectively.

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $132 million ($88 million for FPL), plus any applicable taxes, in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $5 million and $3 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, FPL has essentially no insurance coverage on its transmission and distribution property and FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Under the terms of the agreement regarding FPL's retail base rates approved by the FPSC (2005 rate agreement), FPL may recover prudently incurred storm restoration costs either through securitization pursuant to Section 366.8260 of the Florida Statutes or through surcharges.  See Note 5.

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

In 2001, Florida Municipal Power Agency (FMPA) filed with the U.S. Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the Federal Energy Regulatory Commission (FERC) denying FMPA's request for credits for transmission facilities owned by FMPA members.  The transmission credits sought by FMPA would offset the transmission charges that FPL bills FMPA for network transmission service to FMPA's member cities.  FMPA member cities have been taking network transmission service under FPL's open access transmission tariff since 1996.  In the orders appealed by FMPA, the FERC ruled that FMPA would be entitled to credits for any FMPA facilities that were "integrated" with the FPL transmission system.  Based on the evidence submitted, the FERC concluded that none of the FMPA facilities met the integration test and, therefore, FMPA was not entitled to credits against FPL's charges for transmission service.  In January 2003, the DC Circuit upheld the FERC's order denying FMPA credits for its facilities; in March 2003, the DC Circuit denied FMPA's rehearing request of the DC Circuit's decision; and in October 2003, the U.S. Supreme Court denied FMPA's petition for review of the DC Circuit's decision.

FMPA also has requested that the FERC decide the same crediting issue in a separate FERC proceeding.  That proceeding dates back to a filing by FPL in 1993 of a comprehensive restructuring of its then-existing tariff structure.  All issues in that case were settled in September 2000 except for three issues reserved by FMPA:  (i) the crediting issue, (ii) treatment of behind-the-meter generation and load ratio pricing for network integration transmission service, and (iii) exclusions from FPL's transmission rates of the costs of FPL's facilities that failed to meet the same integration test that was applied to FMPA's facilities with respect to the crediting issue.  In December 2003, the FERC issued an order addressing the three reserved issues.  With respect to the crediting issue, the FERC stated that it had previously determined that FMPA was not entitled to credits for its facilities in the related proceeding discussed above and saw no persuasive reason to revisit that determination in this proceeding.  Regarding the issue of behind-the-meter generation, the FERC stated that it had addressed the issue of load ratio pricing for network integration transmission service and the related issue of behind-the-meter generation in Order Nos. 888 and 888-A, and saw no persuasive reason to revisit that determination in this proceeding.  With respect to the third issue, the FERC directed FPL to make a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test applied to the FMPA facilities.

In January 2004, FMPA requested a "conditional rehearing on the Commission's failure to order rate credits solely in the event that Commission does not adequately reduce FPL's rate base to achieve comparability," and challenging the FERC's determination not to revisit the issue of behind-the-meter generation and load ratio pricing for network integration transmission service.  In March 2004, the FERC issued an order denying FMPA's rehearing request.  In April 2004, FMPA petitioned the DC Circuit for review of the FERC's December 2003 order and March 2004 order.  FMPA filed its initial brief in that proceeding in October 2004.  FMPA's arguments are limited to the issue of behind-the-meter generation and load ratio pricing for network integration transmission service in instances when, according to FMPA, FPL cannot provide transmission service because of "physical transmission limitations."  In June 2005, the DC Circuit remanded the case to the FERC for further consideration.  The DC Circuit concluded that the FERC failed to explain in its orders why network customers should be charged by the transmission provider for network service that the provider is physically constrained from offering and why physical impossibility should not be recognized as an exception to the general rule against permitting partial load ratio pricing for network customers.  The DC Circuit noted that it was not reaching a determination on whether charging on a full load basis in fact is unjust and unreasonable under the circumstances, that it was not defining what constitutes physical impossibility, and that it was not determining whether FMPA made a showing of impossibility.  In December 2005, the FERC issued an order on remand answering the DC Circuit's question by finding that FPL is entitled to load ratio share pricing, notwithstanding constraints on a third-party's system.  In January 2006, FMPA filed a rehearing request of this order with the FERC.  In July 2006, the FERC denied FMPA's request for rehearing.

In May 2004, FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to this filing, 1.63% of FPL's transmission facilities do not satisfy the integration standard and FPL's current network transmission rate would be reduced by $0.02 per kilowatt (kw) per month.  In June 2004, FMPA filed a protest to FPL's compliance filing, which protest would exclude approximately 30% of FPL's transmission facilities and reduce FPL's current network transmission rate by approximately $0.41 per kw per month.  In January 2005, the FERC issued an order on FPL's compliance filing.  In the order, the FERC accepted FPL's standards for analyzing the transmission system and agreed that FPL's "Georgia Ties" and "Turkey Point Lines" are part of FPL's integrated grid.  The FERC required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, rather than only radial lines that serve one customer, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  FPL made this compliance filing in April 2005, reducing FPL's rate $0.04 per kw per month.  In May 2005, FMPA protested FPL's compliance filing, claiming that FPL had not followed the FERC's mandate and argued that FPL's rates should be reduced by an additional $0.20 per kw per month, potentially resulting in a refund obligation to FMPA of approximately $20 million at June 30, 2006.  Any reduction in FPL's network service rate also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The refund obligation to Seminole based on FMPA's position is approximately $7 million at June 30, 2006.

In December 2005, the FERC issued an order accepting FPL's April 2005 compliance filing in part, rejecting it in part, and directing the submission of a further compliance filing.  The FERC accepted FPL's compliance filing wherein FPL proposed a reduction in its rate base created by the exclusion of certain radial lines valued at $29 million net plant.  However, the FERC concluded that it is not clear whether FPL failed to test its non-radial facilities in a manner comparable to the way it tested FMPA's facilities.  The December 2005 order directed FPL to make a further compliance filing within 60 days to explain the meaning of "unserved load" as it applies to Florida Reliability Coordinating Council (FRCC) standards, and to remove from rates any facility where the unserved load occurred only as a result of the contingency facility.  The FERC stated that FRCC and North American Electric Reliability Council (NERC) standards allow for the controlled loss of load on radial facilities and that FPL tested FMPA facilities for loss of local load as well as load at other load centers.  FPL filed a rehearing request in January 2006, contending that the FERC misapplied FRCC/NERC planning criteria for radial facilities to network systems and misinterpreted the test FPL applied to FMPA facilities.  FPL also filed a request to delay the compliance filing pending FERC action on FPL's rehearing request, and in January 2006, the FERC granted that request.  In July 2006, the FERC denied FPL's request for rehearing and ordered FPL to make its compliance filing within 60 days.  At June 30, 2006, FPL's refund liability under the FERC's most recent order is estimated to be up to approximately $10 million to FMPA and up to approximately $3 million to Seminole.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  Discovery has been temporarily stayed at the request of the plaintiffs and the case has been reset for trial in January 2008.

In 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint, as subsequently amended, includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  On February 8, 2006, the plaintiffs filed a notice of appeal of the court's decision granting final summary judgment for FPL.  Plaintiff's appeal of this matter is pending before the U.S. Court of Appeals for the 11th Circuit.

In 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint, as subsequently amended, are virtually identical to those contained in the Finestone lawsuit described above.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  On February 8, 2006, the plaintiffs filed a notice of appeal of the court's decision granting final summary judgment for FPL.  Plaintiff's appeal of this matter is pending before the U.S. Court of Appeals for the 11th Circuit.

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

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  The petition alleges that the FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of energy each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff has asserted claims for breach of contract and declaratory judgment and seeks damages of approximately $21 million.  The FPL Energy Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim, as now amended, asserts claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and seeks termination of the contract and damages.  At the end of 2005, TXU amended its complaint to add FPL Group, FPL Energy, FPL Group Capital and ESI Energy, LLC (ESI Energy), as defendants.  Motions to dismiss those entities as defendants were filed, and FPL Group, FPL Group Capital and ESI Energy have been dismissed.  The case is in discovery and has been set for trial in November 2006.

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

FPL Group and FPL believe that they have meritorious defenses to all the pending litigation and proceedings discussed above under the heading Litigation and are vigorously defending the lawsuits.  While management is unable to predict with certainty the outcome of the legal proceedings and claims discussed or described herein, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of FPL Group or FPL.

9.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a competitive energy business.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:

	Three Months Ended June 30,

	2006				2005

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$2,999	$771	$39	$3,809	$2,298	$420	$23	$2,741
Operating expenses	$2,660	$661	$50	$3,371	$1,955	$444	$22	$2,421
Net income (loss) (b)	$182	$92	$(36)	$238	$201	$20	$(18)	$203

	Six Months Ended June 30,

	2006				2005

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$5,583	$1,723	$87	$7,393	$4,338	$792	$48	$5,178
Operating expenses	$4,998	$1,388	$100	$6,486	$3,795	$783	$47	$4,625
Net income (loss) (b)	$305	$243	$(62)	$486	$313	$57	$(30)	$340

	June 30, 2006				December 31, 2005

	FPL	FPL Energy	Corporate & Other	Total	FPL	FPL Energy	Corporate & Other	Total

(millions)

Total assets	$22,386	$10,806	$572	$33,764	$22,726	$9,408	$870	$33,004
_____________________
(a)

FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction. Residual non-utility interest charges are included in Corporate and Other.

(b)		See Note 6 for a discussion of FPL Energy's tax benefits related to PTCs recognized based on its tax sharing agreement with FPL Group.

10.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income
	Three Months Ended June 30,

	2006				2005

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$812	$2,997	$3,809	$-	$443	$2,298	$2,741
Operating expenses	(6)	(706)	(2,659)	(3,371)	-	(466)	(1,955)	(2,421)
Interest charges	(5)	(103)	(70)	(178)	(6)	(89)	(45)	(140)
Other income (deductions) - net	255	42	(242)	55	208	68	(199)	77

Income (loss) before income taxes	244	45	26	315	202	(44)	99	257
Income tax expense (benefit)	6	(25)	96	77	(1)	(49)	104	54

Net income (loss)	$238	$70	$(70)	$238	$203	$5	$(5)	$203

	Six Months Ended June 30,

	2006				2005

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$1,813	$5,580	$7,393	$-	$839	$4,339	$5,178
Operating expenses	(11)	(1,481)	(4,994)	(6,486)	-	(829)	(3,796)	(4,625)
Interest charges	(11)	(204)	(132)	(347)	(13)	(177)	(88)	(278)
Other income (deductions) - net	512	69	(503)	78	351	125	(335)	141

Income (loss) before income taxes	490	197	(49)	638	338	(42)	120	416
Income tax expense (benefit)	4	(6)	154	152	(2)	(80)	158	76

Net income (loss)	$486	$203	$(203)	$486	$340	$38	$(38)	$340

_____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets
	June 30, 2006				December 31, 2005

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$10,122	$25,057	$35,179	$-	$8,945	$24,406	$33,351
Less accumulated depreciation and amortization	-	(1,561)	(9,740)	(11,301)	-	(1,359)	(9,529)	(10,888)

Total property, plant and equipment - net	-	8,561	15,317	23,878	-	7,586	14,877	22,463

CURRENT ASSETS
Cash and cash equivalents	4	70	60	134	7	467	56	530
Receivables	235	698	911	1,844	5	584	841	1,430
Other	63	747	1,579	2,389	63	518	2,446	3,027

Total current assets	302	1,515	2,550	4,367	75	1,569	3,343	4,987

OTHER ASSETS
Investment in subsidiaries	9,054	-	(9,054)	-	8,647	-	(8,647)	-
Other	140	1,488	3,891	5,519	140	1,339	4,075	5,554

Total other assets	9,194	1,488	(5,163)	5,519	8,787	1,339	(4,572)	5,554

TOTAL ASSETS	$9,496	$11,564	$12,704	$33,764	$8,862	$10,494	$13,648	$33,004

CAPITALIZATION
Common shareholders' equity	$9,075	$2,013	$(2,013)	$9,075	$8,499	$1,911	$(1,911)	$8,499
Long-term debt	-	4,147	4,213	8,360	-	4,768	3,271	8,039

Total capitalization	9,075	6,160	2,200	17,435	8,499	6,679	1,360	16,538

CURRENT LIABILITIES
Debt due within one year	-	2,613	957	3,570	-	1,269	1,294	2,563
Accounts payable	3	315	743	1,061	17	365	863	1,245
Other	163	737	1,299	2,199	85	803	2,571	3,459

Total current liabilities	166	3,665	2,999	6,830	102	2,437	4,728	7,267

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	384	1,514	1,898	-	211	1,474	1,685
Accumulated deferred income taxes	(14)	780	2,491	3,257	(5)	464	2,556	3,015
Regulatory liabilities	-	-	2,912	2,912	-	-	2,971	2,971
Other	269	575	588	1,432	266	703	559	1,528

Total other liabilities and deferred credits	255	1,739	7,505	9,499	261	1,378	7,560	9,199

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$9,496	$11,564	$12,704	$33,764	$8,862	$10,494	$13,648	$33,004

_____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30,

	2006				2005

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$49	$197	$228	$474	$48	$37	$709	$794

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and independent power
investments	-	(1,140)	(975)	(2,115)	-	(440)	(845)	(1,285)
Sale of independent power investments	-	-	-	-	-	16	-	16
Other - net	-	(14)	(42)	(56)	(409)	12	342	(55)

Net cash used in investing activities	-	(1,154)	(1,017)	(2,171)	(409)	(412)	(503)	(1,324)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	604	937	1,541	-	505	294	799
Retirements of long-term debt	-	(624)	(135)	(759)	-	(675)	-	(675)
Retirements of preferred stock	-	-	-	-	-	-	(5)	(5)
Net change in short-term debt	-	734	(201)	533	-	34	(55)	(21)
Proceeds from purchased Corporate Units	210	-	-	210	-	-	-	-
Payments to terminate Corporate Units	(258)	-	-	(258)	-	-	-	-
Issuances of common stock	303	-	-	303	610	-	-	610
Dividends on common stock	(296)	-	-	(296)	(271)	-	-	(271)
Other - net	(11)	(154)	192	27	(2)	456	(432)	22

Net cash provided by (used in) financing activities	(52)	560	793	1,301	337	320	(198)	459

Net increase (decrease) in cash and cash equivalents	(3)	(397)	4	(396)	(24)	(55)	8	(71)
Cash and cash equivalents at beginning of period	7	467	56	530	26	134	65	225

Cash and cash equivalents at end of period	$4	$70	$60	$134	$2	$79	$73	$154

_____________________
(a)							Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2005 Form 10-K for FPL Group and FPL.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

Presented below is a summary of earnings contributions by segment:

	Three Months Ended June 30,			Six Months Ended June 30,

	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)

	(millions)

FPL	$182	$201	$(19)	$305	$313	$(8)
FPL Energy	92	20	72	243	57	186
Corporate and Other	(36)	(18)	(18)	(62)	(30)	(32)

Total	$238	$203	$35	$486	$340	$146

During the three months ended June 30, 2006 and 2005, FPL Energy recorded after-tax net unrealized mark-to-market losses on non-qualifying hedge activity of approximately $20 million and $52 million, respectively.  During the six months ended June 30, 2006, FPL Energy recorded approximately $2 million of after-tax net unrealized mark-to-market gains on non-qualifying hedge activity compared to losses of $83 million in the same period in 2005.  Unrealized mark-to-market gains/losses are affected by fluctuations in forward power and fuel prices.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles.  In addition, Corporate and Other's results for the three and six months ended June 30, 2006 reflect after-tax costs related to the proposed merger between FPL Group and Constellation Energy of approximately $4 million and $7 million, respectively.  See Note 9 for segment information.

FPL Group's management uses earnings excluding certain items (adjusted earnings), which were the unrealized mark-to-market effect of non-qualifying hedges and merger-related expenses, internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and for FPL Group's employee incentive compensation plans.  FPL Group also uses adjusted earnings when communicating its earnings outlook to analysts and investors.  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.

FPL Group's effective income tax rate for the three and six months ended June 30, 2006 was higher than the prior year periods reflecting an approximately $7 million deferred tax expense resulting from a change in tax laws in Texas as well as the effect of PTCs for wind projects at FPL Energy.  PTCs are recognized as wind energy is generated and sold based on a per kilowatt-hour rate prescribed in applicable federal and state statutes, and amounted to approximately $38 million and $81 million for the three and six months ended June 30, 2006, respectively, and $37 million and $63 million for the comparable periods in 2005.  PTCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.

FPL - FPL's net income for the three months ended June 30, 2006 was $182 million compared to $201 million for the same period in 2005.  For the six months ended June 30, 2006, FPL's net income was $305 million compared to $313 million for the same period in 2005.  These decreases were primarily due to the storm cost disallowance by the FPSC, higher other operations and maintenance (O&M) and interest expenses and lower AFUDC, partly offset by lower depreciation expense and higher base revenues reflecting warmer weather and retail customer growth.  In the second quarter of 2006, FPL recorded approximately $8 million of pretax interest income on the 2005 storm restoration costs approved for recovery, as permitted by the FPSC.  The disallowed storm costs, net of the interest income, reduced FPL Group's and FPL's net income by approximately $28 million.  See Note 5.

FPL's operating revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(millions)

Retail base	$956	$917	$1,733	$1,690
Cost recovery clauses and other pass-through costs	2,009	1,333	3,775	2,551
Other, primarily gas, transmission and wholesale sales
and customer-related fees	34	48	75	97

Total	$2,999	$2,298	$5,583	$4,338

For the three months ended June 30, 2006, customer usage increased 4.8% primarily due to warmer weather compared to the prior year.  This usage increase, as well as other factors, increased retail base revenues by approximately $35 million.  A 2.0% increase in the average number of retail customer accounts increased retail base revenues by approximately $18 million.  In addition, under the 2005 rate agreement, FPL was authorized by the FPSC to collect, through a separate charge on a customer's bill, the portion (approximately 1.5%) of gross receipts taxes that was previously embedded in base rates.  This resulted in an approximately $14 million reduction in retail base revenues with a corresponding increase in revenues from cost recovery clauses and other pass-through costs.

For the six months ended June 30, 2006, customer usage increased 2.3% primarily due to warmer weather compared to the prior year.  This usage increase, as well as other factors, increased retail base revenues by approximately $33 million.  A 2.1% increase in the average number of retail customer accounts increased retail base revenues by approximately $35 million.  The reduction in retail base revenues and the corresponding increase in revenues from cost recovery clauses and other pass-through costs, resulting from the removal of gross receipts taxes from base rates, amounted to approximately $25 million for the six months ended June 30, 2006.

Revenues from cost recovery clauses and other pass-through costs, such as franchise fees, revenue taxes and storm cost recoveries, do not significantly affect net income; however, under- or over-recovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in these revenues, as well as in fuel, purchased power and interchange expense, are primarily driven by changes in energy sales, fuel prices and capacity charges.  The increase in revenues from cost recovery clauses and other pass-through costs is primarily attributable to the increase in the fuel clause recovery factor, effective January 2006, in response to higher expected fuel prices in 2006, as well as the recovery of a portion of underrecovered fuel costs from 2005.  The increase in the fuel factor was the primary contributor to the $362 million decrease in deferred clause and franchise expenses (current and noncurrent, collectively) on FPL Group's and FPL's condensed consolidated balance sheets at June 30, 2006, and positively affected FPL Group's and FPL's cash flows from operations for the six months ended June 30, 2006.  In February 2005, FPL began recovering the 2004 storm restoration cost deficiency from retail customers.  For the three months ended June 30, 2006 and 2005, the amount billed to customers related to these storm restoration cost recoveries amounted to approximately $37 million and $44 million, respectively.  The corresponding amounts for the six months ended June 30, 2006 and 2005 were $70 million and $63 million.  The expense for the amortization of the storm reserve deficiency is shown as a separate line on the condensed consolidated statements of income.  In May 2006, the FPSC approved the issuance of bonds to recover FPL's unrecovered 2004 and 2005 storm restoration costs, as well as establish a storm and property insurance reserve of $200 million.  See Note 5.  The decrease in other revenues is primarily due to the FPSC-approved sale, effective January 1, 2006, of FPL's retail gas business to a subsidiary of FPL Group Capital, which also reduced FPL's fuel expenses.

FPL's O&M expenses for the three and six months ended June 30, 2006 increased primarily due to higher distribution costs reflecting implementation of the Storm Secure Plan and higher fleet vehicle costs and increased staffing costs at FPL's nuclear plants.  This was partially offset by an approximately $11 million reversal of the previously accrued nuclear outage reserve costs, which is more fully discussed below.  Management expects to see a continued upward trend in O&M expenses in 2006 in the areas of transmission, distribution, including costs associated with the Storm Secure Plan, fossil generation and customer service, as well as continued increases in employee benefit costs.  See Management's Discussion - Liquidity and Capital Resources for additional discussion of FPL's Storm Secure Plan.

In mid-June 2006, St. Lucie Unit No. 2 completed its scheduled refueling outage, which included the inspection of its reactor vessel head for cracks and corrosion.  No cracking was detected and no repairs to the reactor vessel head were made during this outage.  FPL intends to replace the reactor vessel head at St. Lucie Unit No. 2 during its fall 2007 scheduled refueling outage and has replaced within the last two years the reactor vessel heads at FPL's other three nuclear units.  The estimated cost of performing inspections and any necessary repairs to St. Lucie Unit No. 2's and the other units' reactor vessel head(s) until replacement is being recognized as expense on a levelized basis over a five-year period that began in 2002, as authorized by the FPSC, and amounted to approximately $0.3 million and $2 million for the three months ended June 30, 2006 and 2005, respectively, and approximately $2 million and $3 million for the six months ended June 30, 2006 and 2005, respectively.  As of June 30, 2006, there is a credit of approximately $1 million remaining to be amortized through December 31, 2006 for the reactor vessel head inspection costs, resulting primarily from a true-up of the St. Lucie Unit No. 2 inspection costs since no repairs were required.  As of June 30, 2006, FPL's portion of the estimated remaining cost to replace St. Lucie Unit No. 2's reactor vessel head, including AFUDC, is approximately $49 million and is included in FPL's estimated capital expenditures.  See Note 8 - Commitments.

FPL intends to replace, along with the reactor vessel head, St. Lucie Unit No. 2's steam generators during its fall 2007 scheduled refueling outage.  Currently, 23.0% and 27.8% of the tubes in the two steam generators have been plugged in order to prevent the tubes from leaking during plant operations.  It had been anticipated that during the spring 2006 outage, the 30% per steam generator tube plugging limit previously approved by the U. S. Nuclear Regulatory Commission (NRC) could have been exceeded and a more expensive sleeving process would have been required.  However, sleeving was not required during this outage and, accordingly, FPL reversed in the second quarter of 2006 a portion (approximately $11 million pretax) of previously accrued nuclear outage reserve costs.  As of June 30, 2006, FPL's portion of the remaining cost to replace St. Lucie Unit No. 2's steam generators, including AFUDC, is approximately $148 million and is included in FPL's estimated capital expenditures.  See Note 8 - Commitments.

Depreciation and amortization expense for the three and six months ended June 30, 2006 decreased $35 million and $70 million, respectively, benefiting from lower depreciation rates and the elimination of the decommissioning accrual approved as part of the 2005 rate agreement.  This reduction in rates applied to substantially all power plant assets including Turkey Point Units Nos. 3 and 4 and St. Lucie Units Nos. 1 and 2, which have received 20-year license extensions.  This was partially offset by increased depreciation from the addition of two new generating units at FPL's existing Martin and Manatee power plant sites, which became operational on June 30, 2005, increased nuclear depreciation primarily related to plant additions and FPL's continued investment in transmission and distribution expansion to support customer growth and demand.  FPL expects to place an additional approximately 1,150 mw generating unit into service at its Turkey Point site by mid-2007.

Interest charges increased for the three and six months ended June 30, 2006 primarily due to higher average debt balances used to fund increased investment in generation, transmission and distribution expansion and to pay for unrecovered fuel and storm restoration costs.  The decline in AFUDC is primarily attributable to the placement of the additional Martin and Manatee units in service on June 30, 2005.

Interest income increased for the three and six months ended June 30, 2006 primarily due to interest recorded in the second quarter of 2006 on the 2005 storm restoration costs which have yet to be recovered from customers.

FPL Energy - FPL Energy's net income for the three months ended June 30, 2006 and 2005 was $92 million and $20 million, respectively.  FPL Energy's net income for the six months ended June 30, 2006 and 2005 was $243 million and $57 million, respectively.  The primary drivers, on an after-tax basis, of these increases were as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

	(millions)

New investment (a)	$28	$47
Existing assets (a)	12	76
Asset optimization and trading	6	7
Restructuring activities	(5)	(17)
Interest expense and other	(1)	(12)
Change in unrealized mark-to-market non-qualifying hedge activity (b)	32	85

Total increase	$72	$186

_____________________
(a)		Does not include allocation of interest expense or corporate general and administrative expenses. Does include PTCs on wind projects. See Note 6.
(b)		For discussion of derivative instruments, see Note 2.

The increase in FPL Energy's results from new investment reflects the addition of over 1,240 mw of wind and nuclear generation during or after the three months ended June 30, 2005 and over 1,420 mw of nuclear, wind and solar generation during or after the six months ended June 30, 2005.  The existing portfolio in both periods benefited from improved market conditions in the New England Power Pool (NEPOOL), Electric Reliability Council of Texas (ERCOT) and PJM Interconnection, L.L.C. (PJM) regions and the absence of a refueling outage at Seabrook partially offset by the absence of a benefit associated with obtaining an additional partnership interest in a coal plant in California.  In addition, for the three months ended June 30, 2006, the existing portfolio experienced a lower wind resource while results for the six months ended June 30, 2006 benefited from a higher wind resource.  FPL Energy also recognized increased gains in both periods from its asset optimization and trading activities.  Restructuring activities in both periods reflect the absence of gains recorded in 2005 from asset sales and, for the six months ended June 30, 2006, the absence of a gain recorded in 2005 from a contract restructuring.  Interest expense and other includes higher interest expense due to higher debt balances as a result of growth in the business as well as an increase in average interest rates of approximately 46 basis points and 58 basis points for the three and six months ended June 30, 2006, respectively.  During the three months ended June 30, 2006 and 2005, FPL Energy recorded after-tax net unrealized mark-to-market losses on non-qualifying hedge activity of approximately $20 million and $52 million, respectively.  During the six months ended June 30, 2006, FPL Energy recorded approximately $2 million of after-tax net unrealized mark-to-market gains on non-qualifying hedge activity compared to losses of $83 million in the same period in 2005.

FPL Energy's operating revenues for the three and six months ended June 30, 2006 increased $351 million and $931 million, respectively, primarily due to favorable market conditions in the NEPOOL, ERCOT and PJM regions, project additions, the lack of a refueling outage at Seabrook, and gains on unrealized mark-to-market non-qualifying hedge activity in 2006 as compared to losses in the 2005 period.  In addition, a lower wind resource reduced operating revenues during the three months ended June 30, 2006 while a higher wind resource increased operating revenues during the six months ended June 30, 2006.  FPL Energy's operating expenses for the three and six months ended June 30, 2006 increased $217 million and $605 million, respectively, primarily due to project additions and increased fuel costs as a result of market conditions.  In addition, FPL Energy's operating expenses increased for the three months ended June 30, 2006 due to higher unrealized mark-to-market non-qualifying hedge losses in 2006 compared to 2005 and, for the six months period, unrealized mark-to-market non-qualifying hedge losses in 2006 compared to gains in 2005.

Equity in earnings of equity method investees for the quarter ended June 30, 2006 increased $4 million from the prior year quarter primarily due to the receipt of a portion of a settlement from a development project partially offset by higher unrealized mark-to-market losses from non-qualifying hedge activity.  The $5 million decrease in equity in earnings of equity method investees for the six months ended June 30, 2006 is primarily due to higher unrealized mark-to-market losses from non-qualifying hedge activity partially offset by the project settlement.  The favorable effect on operating results from a prior contract restructuring was offset by the absence of an approximately $13 million gain on a contract restructuring recorded in 2005.

FPL Energy's interest expense for the three and six months ended June 30, 2006 increased $8 million and $19 million, respectively, reflecting higher average debt balances due to growth in the business and an increase in average interest rates.  Other - net in FPL Group's condensed consolidated statements of income for the three and six months ended June 30, 2005 includes pretax gains on the sale of joint venture projects and a benefit associated with obtaining an additional partnership interest in a coal plant in California.  PTCs from FPL Energy's wind projects are reflected in FPL Energy's earnings.  PTCs are recognized as wind energy is generated and sold based on a per kilowatt-hour rate prescribed in applicable federal and state statutes, and amounted to approximately $38 million and $81 million for the three and six months ended June 30, 2006, respectively, and approximately $37 million and $63 million for the comparable periods in 2005.

In January 2006, FPL Energy completed the acquisition of a 70% interest, or approximately 415 mw, in Duane Arnold, a nuclear power plant located near Cedar Rapids, Iowa, from Interstate Power and Light Company (IP&L).  FPL Energy purchased the 70% interest, including nuclear fuel, inventory and other items, for a net purchase price of approximately $351 million.  FPL Energy is selling its share of the output of Duane Arnold to IP&L at a price of approximately $46 per megawatt-hour (mwh) in 2006, escalating annually to approximately $61 per mwh in 2013, under a long-term contract expiring in 2014.  FPL Energy is responsible for management and operation of the plant, as well as for the ultimate decommissioning of the facility, the cost of which will be shared on a pro-rata basis by the joint owners.  FPL Energy received approximately $188 million of decommissioning funds at closing which is included in nuclear decommissioning reserve funds on FPL Group's condensed consolidated balance sheet at June 30, 2006.  FPL Energy expects to file for a license extension for the plant in 2009, which, if approved, will enable the plant to continue to operate for an additional 20 years beyond its current license expiration of 2014.

FPL Energy's earnings are subject to variability due to, among other things, operational performance, commodity price exposure, counterparty performance, weather conditions and project restructuring activities.  FPL Energy's exposure to commodity price risk is reduced by the degree of contract coverage obtained for 2006 and 2007.  As of June 30, 2006, FPL Energy's capacity under contract for the remainder of 2006 and 2007 is as follows:

	Remainder of 2006			2007

Project Portfolio Category	Available MW (a)	% MW Under Contract		Available MW (a)	% MW Under Contract

Wind	3,297	95%	(b)	3,319	98%	(b)
Contracted (c)	2,435	100%	(b)	2,423	100%	(b)
Merchant: (d)
NEPOOL	2,082	68%	(e)	2,367	66%	(e)
ERCOT	2,552	86%	(e)	2,550	81%	(e)
All Other	1,411	74%	(e)	1,386	45%	(e)

Total portfolio (f)	11,777	87%	(e)	12,045	82%	(e)

_____________________
(a)

Weighted to reflect in-service dates, planned maintenance, Seabrook's planned refueling outage and power uprate in 2006, Duane Arnold's planned refueling outage in 2007 and expected production from renewable resource assets.

(b)	Reflects round-the-clock mw under contract.
(c)	Includes all projects with mid- to long-term purchase power contracts for substantially all of their output.
(d)	Includes only those facilities that require active hedging.
(e)	Reflects on-peak mw under contract.
(f)	Totals may not add due to rounding.

FPL Energy expects its future portfolio capacity growth to come primarily from wind development benefiting from the extension of the production tax credit program through 2007 for new wind facilities, as well as from asset acquisitions.  In addition to the acquisition of Duane Arnold discussed above, FPL Energy purchased in 2006 additional ownership interests, or approximately 47 mw, in wind projects in California and Minnesota and, in the second quarter of 2006 began commercial operation of a total of approximately 372 mw of wind projects in Texas.  FPL Energy has approximately 760 mw of new wind development projects that have either been completed or are expected to reach commercial operation by the end of 2006.  FPL Energy expects to add a total of at least 1,500 mw of new wind generation in 2006 and 2007.

In March 2006, a settlement agreement was submitted to the FERC that would establish a new forward capacity market (FCM) in the NEPOOL region.  The parties to the settlement agreement include wholesale power generators in New England, including FPL Energy, and four of the six New England states.  Under the FCM proposal, capacity payments to generators would be established competitively through an annual auction, the first of which would be conducted in the first quarter of 2008 to purchase capacity for the twelve months starting June 1, 2010.  The settlement agreement also provides for a transition period starting December 1, 2006 through May 31, 2010, during which capacity suppliers would receive fixed capacity payments, subject to penalties for forced outages during peak demand periods.  In June 2006, the FERC approved the settlement agreement.  The settlement agreement, as approved by the FERC, is expected to result in increased gross margins for FPL Energy's assets in the NEPOOL region during the transition period.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates interest charges to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  Corporate and Other's net loss for the three and six months ended June 30, 2006 was $36 million and $62 million, respectively, compared to a net loss of $18 million and $30 million for the comparable periods in 2005.  Results for the three and six months ended June 30, 2006 reflect approximately $4 million and $7 million, respectively, of after-tax costs associated with the proposed merger between FPL Group and Constellation Energy and an approximately $7 million deferred tax expense resulting from a modification of the Texas franchise tax enacted in May 2006.  Results for the six months ended June 30, 2005 include an approximately $7 million gain ($4 million after-tax) from the termination of a leveraged lease agreement, which is included in gains on disposal of equity method investees and leveraged leases - net in FPL Group's condensed consolidated statements of income.  Corporate and Other's interest income declined for both the three and six months ended June 30, 2006 reflecting the repayment of a secured third party loan in the fourth quarter of 2005.  The increase in operating revenues and operating expenses at Corporate and Other is primarily due to the sale, effective January 1, 2006, of FPL's retail gas business to a subsidiary of FPL Group Capital.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for working capital, capital expenditures and investments in or acquisitions of assets and businesses, to pay maturing debt obligations and, from time to time, to redeem outstanding debt and/or repurchase common stock.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  Credit ratings can affect FPL Group's, FPL's and FPL Group Capital's ability to obtain short- and long-term financing, the cost of such financing and the execution of their respective financing strategies.

The changes in cash and cash equivalents are summarized as follows:

	FPL Group		FPL

	Six Months Ended June 30,

	2006	2005	2006	2005

	(millions)

Net cash provided by operating activities	$474	$794	$409	$776
Net cash used in investing activities	(2,171)	(1,324)	(1,007)	(916)
Net cash provided by financing activities	1,301	459	602	148

Net increase (decrease) in cash and cash equivalents	$(396)	$(71)	$4	$8

FPL Group's and FPL's cash flows for the six months ended June 30, 2006 benefited from net issuances of debt and the recovery from customers of previously incurred fuel costs at FPL.  In addition, FPL Group's cash flows benefited from the issuance of common stock.  These funds were used to fund capital expenditures at FPL and additional investments at FPL Energy, the return of margin cash deposits to FPL counterparties and the payment of storm-related costs at FPL.

FPL Group's cash flows from operating activities for the six months ended June 30, 2006 reflect a decrease in underrecovered fuel costs at FPL primarily due to an increase in the fuel clause recovery factor effective January 2006, the return of cash collateral (margin cash deposits) primarily to FPL's counterparties related to declining energy contract prices, the payment of storm-related costs at FPL, an increase in FPL's accounts receivable due to higher prices primarily reflecting the higher fuel factor, a decrease in accounts payable and an increase in fossil fuel inventory.  The increase in fossil fuel inventory is primarily due to the accumulation of oil inventory at FPL reflecting the burning of more natural gas due to relatively lower natural gas prices and the addition, at an FPL Energy plant, of oil and gas inventory which was purchased pursuant to the termination of a fuel management contract.

FPL Group's cash flows from operating activities for the six months ended June 30, 2005 reflect underrecovered fuel costs at FPL caused primarily by higher than anticipated fuel prices and FPL's payment of storm restoration costs associated with the 2004 hurricane season, partly offset by the receipt of funds associated with the storm reserve deficiency surcharge.  In addition, cash flows from operating activities for the six months ended June 30, 2005 reflect an increase in FPL's fossil fuel inventory, which was affected by higher fuel prices as well as volume increases in anticipation of the 2005 hurricane season.

FPL Group's cash flows from investing activities for the six months ended June 30, 2006 reflect capital investments of approximately $933 million by FPL to meet customer demand and investments at FPL Energy of approximately $1,076 million, including the purchase of Duane Arnold.  FPL Group's cash flows from investing activities also include amounts related to the purchase and sale of restricted securities held in the nuclear decommissioning funds as a result of the reinvestment of fund earnings and new contributions from FPL Energy, as well as other investment activity within the funds.  FPL suspended nuclear decommissioning fund contributions of approximately $79 million annually, beginning in September 2005, pursuant to the terms of the 2005 rate agreement.

FPL Group's cash flows from investing activities for the six months ended June 30, 2005 reflect capital investments of approximately $808 million by FPL to meet customer demand and investments at FPL Energy of approximately $434 million.  FPL Group's cash flows from investing activities also include amounts related to the purchase and sale of restricted securities held in the nuclear decommissioning funds as a result of the reinvestment of fund earnings and new contributions from FPL Energy, as well as other investment activity within the funds.

During the six months ended June 30, 2006, FPL Group generated proceeds of approximately $2.4 billion from financing activities, including the issuance of $700 million in FPL first mortgage bonds, the borrowing of $250 million by FPL under a five-year term loan facility, the borrowing of $400 million by FPL Group Capital under three separate two-year term loan facilities, the issuance of $206 million of limited-recourse senior secured notes by FPL Energy subsidiaries, a net increase in short-term debt of approximately $533 million ($201 million decrease at FPL), approximately $296 million from the issuance of FPL Group common stock related to its 8% Corporate Units and approximately $7 million related to the exercise of stock options.  During the six months ended June 30, 2006, FPL Group used proceeds of approximately $1.1 billion for financing activities, including approximately $500 million for maturing FPL Group Capital debentures, approximately $135 million for maturing senior secured notes of a consolidated variable interest entity that leases nuclear fuel to FPL, approximately $48 million net to cancel approximately 4.2 million of its 8% Corporate Units, approximately $296 million for the payment of dividends on its common stock and approximately $124 million for principal payments on FPL Energy debt.

During the six months ended June 30, 2005, FPL Group generated proceeds of approximately $1.4 billion from financing activities and redeemed, had mature or made principal payments on debt and preferred stock totaling approximately $680 million.  The proceeds from financing activities included approximately $575 million from the sale of FPL Group common stock related to Corporate Units issued in February 2002, the issuance of $300 million in first mortgage bonds at FPL, approximately $516 million from the issuance of limited-recourse senior secured bonds and draws on a construction revolver by FPL Energy subsidiaries, and the issuance of approximately $36 million in common stock by FPL Group related to the exercise of stock options.  Redemptions, maturities and principal payments during the six months ended June 30, 2005 included the redemption of FPL preferred stock, a redemption of approximately $5 million in 7.35% bonds at FPL Group Capital, maturity of $600 million in debentures at FPL Group Capital and principal payments of approximately $70 million on FPL Energy debt.

The following provides various metrics regarding FPL Group's (including FPL's) and FPL's outstanding debt:

	FPL Group		FPL

	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005

Weighted-average annual interest rate (a)	6.0%	5.9%	5.2%	5.2%
Weighted-average life (years)	10.0	9.3	17.2	15.1
Annual average of floating rate debt to total debt (a)	41%	35%	46%	40%
____________________
(a) Calculations include interest rate swaps.

FPL was impacted by four hurricanes in 2005 and three hurricanes in 2004 which did major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in the storm and property insurance reserve.  At June 30, 2006, FPL's storm reserve deficiency totaled approximately $959 million.  In May 2006, the FPSC approved the issuance of approximately $708 million of bonds pursuant to the securitization provisions of Section 366.8260 of the Florida Statues for the net-of-tax recovery by FPL of the estimated storm reserve deficiency at the time the bonds are issued or, approximately $934 million, including interest, and for a storm and property insurance reserve of $200 million.  The unrecovered 2004 storm restoration costs will continue to be recovered through a previously approved storm damage surcharge until the bonds are issued.  See Note 5.

In January 2006, the FPSC held an electric infrastructure workshop to discuss the damage to electric utility facilities incurred due to recent hurricanes and to explore ways of minimizing damage and resulting outages to customers in the future.  Presentations on hurricane issues were made by representatives of city governments, vendors and the Florida electric utilities.  On January 30, 2006, FPL filed a report with the FPSC outlining its Storm Secure Plan, an initiative to enhance its electrical grid and power plants as a result of heightened hurricane activity and in response to concerns expressed by the community, state leaders and regulators.  On February 7, 2006, the FPSC approved a rule that requires the Florida electric utilities to inspect their wooden transmission and distribution poles on an eight-year inspection cycle and file an annual report with the FPSC regarding such inspections.  Pursuant to an FPSC order, on June 1, 2006, FPL filed detailed plans on specific aspects of its storm preparedness plans, including estimated implementation costs for ongoing storm preparedness initiatives.  An FPSC decision on FPL's storm preparedness plans is expected by September 2006.  On June 28, 2006, the FPSC issued an order for rulemaking requiring all of Florida's electric utilities to meet more stringent distribution construction standards and revising the customer's contribution in aid of construction calculations for underground conversions and extensions.  In July 2006, several interested parties requested a hearing regarding these proposed rules which is scheduled for August 31, 2006.  Estimated Storm Secure Plan capital costs for the remainder of 2006 through 2010 are included in FPL's projected capital expenditures and are subject to change over time based on productivity enhancements and prioritization.  See Note 8 - Commitments.  See Management's Discussion - Results of Operations for further discussion regarding the impact of Storm Secure Plan costs on O&M expense.

FPL Group's commitments at June 30, 2006 were as follows:

	2006	2007	2008	2009	2010	Thereafter	Total

	(millions)
Long-term debt, including interest: (a)
FPL	$120	$227	$663	$420	$188	$7,511	$9,129
FPL Energy	99	720	572	231	224	1,586	3,432
Corporate and Other	720	1,213	988	666	18	913	4,518
Purchase obligations:
FPL (b)	3,025	4,160	2,915	3,120	2,740	7,100	23,060
FPL Energy (c)	547	624	58	58	57	780	2,124
Corporate and Other	55	-	-	-	-	-	55
Asset retirement activities:(d)
FPL (e)	-	-	-	-	-	11,571	11,571
FPL Energy (f)	-	-	-	-	-	3,141	3,141

Total	$4,566	$6,944	$5,196	$4,495	$3,227	$32,602	$57,030

____________________
(a)						Includes principal, interest and interest rate swaps. Variable rate interest was computed using June 30, 2006 rates.
(b)

Represents required capacity and minimum payments under long-term purchased power and fuel contracts, the majority of which is recoverable through various cost recovery clauses (see Note 8 - Contracts), and projected capital expenditures through 2010 to meet, among other things, increased electricity usage and customer growth, capital improvements to and maintenance of existing facilities and estimated capital costs associated with FPL's Storm Secure Plan.  Estimated capital costs associated with FPL's Storm Secure Plan are subject to change over time based on productivity enhancements and prioritization (see Note 8 - Commitments).

(c)

Represents firm commitments primarily in connection with the purchase of wind turbines and towers, natural gas transportation, purchase and storage, firm transmission service, nuclear fuel and a portion of its projected capital expenditures.  See Note 8 - Commitments and Contracts.

(d)						Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.
(e)

At June 30, 2006, FPL had approximately $2,098 million in restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units, which are included in FPL Group's and FPL's nuclear decommissioning reserve funds.

(f)

At June 30, 2006, FPL Energy's 88.23% portion of Seabrook's and 70% portion of Duane Arnold's restricted trust funds for the payment of future expenditures to decommission Seabrook and Duane Arnold totaled approximately $510 million and are included in FPL Group's nuclear decommissioning reserve funds.

Securities of FPL Group and its subsidiaries are currently rated by Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch).  At August 4, 2006, Moody's, S&P and Fitch had assigned the following credit ratings to FPL Group, FPL and FPL Group Capital:

	Moody's (a)	S&P (a)	Fitch (a)

FPL Group: (b)
Corporate credit rating	A2	A	A

FPL: (b)
Corporate credit rating	A1	A/A-1	A
First mortgage bonds	Aa3	A	AA-
Pollution control, solid waste disposal and
industrial development revenue bonds	Aa3/VMIG-1	A	A+
Commercial paper	P-1	A-1	F-1

FPL Group Capital: (b)
Corporate credit rating	N/A	A/A-1	A
Debentures	A2	A-	A
Commercial paper	P-1	A-1	F-1
____________________
(a)

A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating.  The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b)	The outlook indicated by Moody's, S&P and Fitch is negative, watch negative and stable, respectively.

FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At June 30, 2006, FPL Group had standby letters of credit of approximately $704 million ($53 million for FPL) and approximately $6,100 million notional amount of guarantees ($330 million for FPL), of which approximately $5,091 million ($353 million for FPL) have expirations within the next five years.  These letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt-related reserves, nuclear decommissioning activities and other contractual agreements.  FPL Group and FPL believe it is unlikely that they would be required to perform or otherwise incur any liabilities associated with these letters of credit and guarantees.  At June 30, 2006, FPL Group and FPL did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  See Note 8 - Commitments.

In addition to the above, FPL Energy has guaranteed certain performance obligations of a power plant owned by a wholly-owned subsidiary as part of a power purchase agreement that expires in 2027.  Under this agreement, the subsidiary could incur market-based liquidated damages for failure to meet contractual minimum outputs.  In addition, certain subsidiaries of FPL Energy have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the FPL Energy subsidiary becoming liable for specified liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that the exposure associated with these guarantees is not material.

Bank revolving lines of credit available to FPL Group and its subsidiaries, including FPL, are as follows:

FPL (a)	FPL Group Capital	Total (a)	Maturity Date

(millions)

$2,000	$2,500	$4,500	November 2010
_____________________
(a)

Excludes $300 million in senior secured revolving credit facilities of an entity consolidated by FPL under FIN 46R "Consolidation of Variable Interest Entities," as revised (the VIE) that leases nuclear fuel to FPL and are available only to the VIE.

These credit facilities provide for the issuance of letters of credit up to $4.5 billion and are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a loss to the companies' or their subsidiaries' operating facilities (including, in the case of FPL, a transmission and distribution property loss), as well as for general corporate purposes.  At June 30, 2006, letters of credit totaling $308 million were outstanding under FPL Group Capital's credit facilities and $41 million were outstanding under FPL's credit facilities.  FPL Group (which guarantees the payment of FPL Group Capital's credit facilities pursuant to a 1998 guarantee agreement) is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL Group Capital's credit facility.  FPL is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL's credit facility.  At June 30, 2006, each of FPL Group and FPL was in compliance with its respective ratio.

Also, FPL Group Capital and FPL have each established an uncommitted credit facility with a bank to be used for general corporate purposes.  The bank may at its discretion, upon the request of FPL Group Capital or FPL, make a short-term loan or loans to FPL Group Capital or FPL in an aggregate amount determined by the bank, which is subject to change at any time.  The terms of the specific borrowings under the uncommitted credit facilities, including maturity, are set at the time borrowing requests are made by FPL Group Capital or FPL.  At June 30, 2006, there were no amounts outstanding for either FPL Group Capital or FPL under the uncommitted credit facilities.

During the second quarter of 2006, FPL entered into a $250 million five-year term loan facility expiring in May 2011 and FPL Group Capital entered into three separate two-year term loan facilities aggregating $400 million and each expiring in June 2008.  Both FPL and FPL Group Capital borrowed the full amount under the term loan facilities during the second quarter of 2006.  Under the terms of the term loan facilities, each of FPL and FPL Group is required to maintain a minimum ratio of funded debt to total capitalization.  At June 30, 2006, each of FPL Group and FPL was in compliance with its respective ratio.  Pursuant to its guarantee agreement with FPL Group Capital, FPL Group guarantees the payment of FPL Group Capital's term loans.

In addition to the bank lines of credit discussed above, the consolidated VIE that leases nuclear fuel to FPL has established a $100 million senior secured revolving credit facility, which expires in June 2009, and a $200 million senior secured revolving credit facility, which expires in May 2007.  Both credit facilities provide backup support for the VIE's commercial paper program.  FPL has provided an unconditional guarantee of the payment obligations of the VIE under the credit facilities, which is included in the guarantee discussion above.  At June 30, 2006, the VIE had no outstanding borrowings under the revolving credit facilities and had approximately $198 million of commercial paper outstanding.

As of August 4, 2006, FPL Group and FPL Group Capital had $2.0 billion (issuable by either or both of them up to such aggregate amount) of available capacity under shelf registration statements filed with the Securities and Exchange Commission (SEC).  Securities that may be issued under the FPL Group and FPL Group Capital shelf registration statements, depending on the registrant, include common stock, stock purchase contracts, stock purchase units, preferred stock, senior debt securities, preferred trust securities and related subordinated debt securities, and guarantees relating to certain of those securities.  This capacity is available for, among other things, new investment opportunities.

New Accounting Rules and Interpretations

Variable Interest Entities - In April 2006, the FASB issued Financial Statement Position (FSP) 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. (FIN) 46(R)", which states that the variability to be considered when applying FIN 46(R) should be based on an analysis of the design of an entity which entails analyzing the nature of the risks in the entity and determining the purpose for which the entity was created and determining the variability the entity is designed to create and pass along to its interest holders.  The role of a contract or arrangement in the design of the entity, regardless of its legal form or accounting classification, shall dictate whether that interest should be treated as creating or absorbing variability for the entity.  The effective date of FSP 46(R)-6 is July 1, 2006 and it is to be applied prospectively.  The adoption of FSP 46(R)-6 is not expected to have a significant financial statement impact on FPL Group or FPL.

Accounting for Uncertainty in Income Taxes - In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109".  The interpretation prescribes a more-likely-than-not recognition threshold and establishes measurement requirements for financial statement reporting of an entity's income tax positions.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The impact, if any, of applying the provisions of FIN 48 will be reported as a cumulative effect adjustment in the first quarter of 2007.  FPL Group and FPL are currently evaluating the impact of FIN 48.

Accumulated Other Comprehensive Income (Loss)

FPL Group's total other comprehensive income (loss) activity is as follows:

	Accumulated Other Comprehensive Income (Loss)

	Six Months Ended June 30,

	2006			2005

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

	(millions)

Balances at December 31 of prior year	$(215)	$22	$(193)	$(67)	$21	$(46)
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $38 tax expense and $56 tax benefit, respectively)	55	-	55	(81)	-	(81)
Reclassification from OCI to net income
(net of $13 and $10 tax expense, respectively)	20	-	20	16	-	16
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $4 tax expense and $0.4 tax benefit, respectively)	8	-	8	(1)	-	(1)
Reclassification from OCI to net income
(net of $1 and $1 tax expense, respectively)	1	-	1	2	-	2
Net unrealized losses on available for sale securities
(net of $2 and $2 tax benefit, respectively)	-	(3)	(3)	-	(3)	(3)
Supplemental retirement plan liability adjustment
(net of $0.5 tax expense in 2006)	-	1	1	-	-	-

Balances at June 30	$(131)	$20	$(111)	$(131)	$18	$(113)

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading - Certain of FPL Group's subsidiaries, including FPL and FPL Energy, use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as to optimize the value of power generation assets.  To a lesser extent, FPL Group and FPL engage in limited energy trading activities to take advantage of expected future favorable price movements.

Derivative instruments, when required to be marked to market under FAS 133, as amended, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized net in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  See Note 2.

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2006 were as follows:

		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Three months ended June 30, 2006
Fair value of contracts outstanding at March 31, 2006	$8	$(125)	$(285)	$(5)	$(407)
Reclassification to realized at settlement of contracts	1	22	11	80	114
Effective portion of changes in fair value recorded in OCI	-	-	29	-	29
Ineffective portion of changes in fair value recorded in earnings	-	4	-	-	4
Changes in fair value excluding reclassification to realized	(5)	(58)	-	(323)	(386)

Fair value of contracts outstanding at June 30, 2006	4	(157)	(245)	(248)	(646)
Net option premium payments (receipts)	(1)	12	-	40	51

Total mark-to-market energy contract net assets (liabilities) at June 30, 2006	$3	$(145)	$(245)	$(208)	$(595)

		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Six months ended June 30, 2006
Fair value of contracts outstanding at December 31, 2005	$2	$(176)	$(373)	$757	$210
Reclassification to realized at settlement of contracts	15	35	34	(146)	(62)
Effective portion of changes in fair value recorded in OCI	-	-	94	-	94
Ineffective portion of changes in fair value recorded in earnings	-	11	-	-	11
Changes in fair value excluding reclassification to realized	(13)	(27)	-	(859)	(899)

Fair value of contracts outstanding at June 30, 2006	4	(157)	(245)	(248)	(646)
Net option premium payments (receipts)	(1)	12	-	40	51

Total mark-to-market energy contract net assets (liabilities) at June 30, 2006	$3	$(145)	$(245)	$(208)	$(595)

FPL Group's total mark-to-market energy contract net assets (liabilities) at June 30, 2006 shown above are included in the condensed consolidated balance sheet as follows:

June 30, 2006

(millions)

Current derivative assets	$210
Other assets	31
Current derivative liabilities	(571)
Other liabilities	(265)

FPL Group's total mark-to-market energy contract net assets (liabilities)	$(595)

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2006 were as follows:

	Maturity

	2006	2007	2008	2009	2010	Thereafter	Total

Trading:	(millions)
Actively quoted (i.e., exchange trade) prices	$(3)	$1	$-	$-	$-	$-	$(2)
Prices provided by other external sources	(73)	(21)	1	-	-	1	(92)
Modeled	79	19	-	-	-	-	98

Total	3	(1)	1	-	-	1	4

Owned Assets - Non-Qualifying:
Actively quoted (i.e., exchange trade) prices	(101)	(33)	(5)	(2)	(8)	(7)	(156)
Prices provided by other external sources	53	(6)	(9)	(2)	(2)	(18)	16
Modeled	(12)	(1)	(1)	-	-	(3)	(17)

Total	(60)	(40)	(15)	(4)	(10)	(28)	(157)

Owned Assets - OCI:
Actively quoted (i.e., exchange trade) prices	(1)	-	-	-	-	-	(1)
Prices provided by other external sources	(28)	(138)	(45)	(17)	(4)	-	(232)
Modeled	(2)	(5)	(5)	-	-	-	(12)

Total	(31)	(143)	(50)	(17)	(4)	-	(245)

Owned Assets - FPL Cost Recovery Clauses:
Actively quoted (i.e., exchange trade) prices	(241)	(46)	-	-	-	-	(287)
Prices provided by other external sources	27	(2)	-	-	-	-	25
Modeled	13	1	-	-	-	-	14

Total	(201)	(47)	-	-	-	-	(248)

Total sources of fair value	$(289)	$(231)	$(64)	$(21)	$(14)	$(27)	$(646)

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2005 were as follows:

		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Three months ended June 30, 2005
Fair value of contracts outstanding at March 31, 2005	$2	$(45)	$(202)	$289	$44
Reclassification to realized at settlement of contracts	(1)	(20)	11	(26)	(36)
Acquisition of Gexa contracts	-	38	-	-	38
Effective portion of changes in fair value recorded in OCI	-	-	(30)	-	(30)
Ineffective portion of changes in fair value recorded in earnings	-	(5)	-	-	(5)
Changes in fair value excluding reclassification to realized	1	(62)	-	(45)	(106)

Fair value of contracts outstanding at June 30, 2005	2	(94)	(221)	218	(95)
Net option premium payments (receipts)	-	(1)	-	19	18

Total mark-to-market energy contract net assets (liabilities) at June 30, 2005	$2	$(95)	$(221)	$237	$(77)

		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Six months ended June 30, 2005
Fair value of contracts outstanding at December 31, 2004	$4	$(10)	$(109)	$(9)	$(124)
Reclassification to realized at settlement of contracts	(4)	(27)	24	(19)	(26)
Acquisition of Gexa contracts	-	38	-	-	38
Effective portion of changes in fair value recorded in OCI	-	-	(136)	-	(136)
Ineffective portion of changes in fair value recorded in earnings	-	(10)	-	-	(10)
Changes in fair value excluding reclassification to realized	2	(85)	-	246	163

Fair value of contracts outstanding at June 30, 2005	2	(94)	(221)	218	(95)
Net option premium payments (receipts)	-	(1)	-	19	18

Total mark-to-market energy contract net assets (liabilities) at June 30, 2005	$2	$(95)	$(221)	$237	$(77)

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of June 30, 2006 and December 31, 2005, the VaR figures were as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

				(millions)

December 31, 2005	$-	$1	$1	$114	$38	$98	$114	$39	$98
June 30, 2006	$-	$1	$1	$131	$45	$102	$131	$44	$102

Average for the period ended June 30, 2006	$-	$2	$2	$111	$46	$93	$111	$45	$92
_____________________
(a)

Non-qualifying hedges are employed to reduce the market risk exposure to physical assets or contracts which are not marked to market.  The VaR figures for the non-qualifying hedges and hedges in OCI and FPL cost recovery clauses category do not represent the economic exposure to commodity price movements.

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

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:

	June 30, 2006			December 31, 2005

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

		(millions)
FPL Group:
Long-term debt, including current maturities	$10,238	$10,048	(a)	$9,443	$9,540	(a)
Fixed income securities:
Nuclear decommissioning reserve funds	$1,361	$1,361	(b)	$1,290	$1,290	(b)
Other investments	$88	$88	(b)	$80	$80	(b)
Interest rate swaps - net unrealized loss	$(2)	$(2	)(c)	$(9)	$(9	)(c)

FPL:
Long-term debt, including current maturities	$4,213	$4,031	(a)	$3,406	$3,416	(a)
Fixed income securities:
Nuclear decommissioning reserve funds	$1,177	$1,177	(b)	$1,151	$1,151	(b)
_____________________
(a)	Based on market prices provided by external sources.
(b)	Based on quoted market prices for these or similar issues.
(c)	Based on market prices modeled internally.

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

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At June 30, 2006, the estimated fair value for FPL Group interest rate swaps was as follows:

Notional Amount		Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value

(millions)							(millions)

Fair value hedges - FPL Group Capital:
	$150	July 2003	September 2006	variable (a)	7.625%		$(5)
	$150	July 2003	September 2006	variable (b)	7.625%		(5)
	$300	November 2004	February 2007	variable (c)	4.086%		(8)
	$275	December 2004	February 2007	variable (d)	4.086%		(7)

Total fair value hedges							(25)

Cash flow hedges - FPL Energy:
	$88	August 2002	December 2007	4.410%	variable	(e)	1
	$181	August 2003	November 2007	3.557%	variable	(e)	5
	$6	February 2005	June 2008	4.255%	variable	(e)	1
	$82	December 2003	December 2017	4.245%	variable	(e)	5
	$28	April 2004	December 2017	3.845%	variable	(e)	2
	$245	December 2005	November 2019	4.905%	variable	(e)	9

Total cash flow hedges							23

Total interest rate hedges							$(2)

____________________
(a)	Six-month LIBOR plus 4.9900%
(b)	Six-month LIBOR plus 4.9925%
(c)	Three-month LIBOR plus 0.50577%
(d)	Three-month LIBOR plus 0.4025%
(e)	Three-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $349 million ($182 million for FPL) at June 30, 2006.

Equity price risk - Included in the nuclear decommissioning reserve funds of FPL Group are marketable equity securities carried at their market value of approximately $1,247 million and $1,113 million ($921 million and $933 million for FPL) at June 30, 2006 and December 31, 2005, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $125 million ($92 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at June 30, 2006.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of June 30, 2006, approximately 99% of FPL Group's and 93% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

In June 2005, a wholly-owned subsidiary of FPL Group completed the acquisition of Gexa, which was valued at approximately $73 million, payable in shares of FPL Group common stock.  Total assets and operating revenues of the entities acquired in connection with the acquisition of Gexa represent less than 1% and approximately 4%, respectively, of FPL Group's consolidated total assets as of June 30, 2006 and its total operating revenues for each of the three and six months ended June 30, 2006.  FPL Group does not consider Gexa material to FPL Group's results of operations, financial position and cash flows.  FPL Group has evaluated the impact of Gexa's business on FPL Group's internal control over financial reporting and noted numerous inadequacies throughout Gexa's operations, including the contract approval and administration process, the customer enrollment process, billing system security and accounting and financial controls.  During the second quarter of 2006, FPL Group completed designing and documenting controls in key areas and expects to complete testing of these controls by the end of 2006.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3.  Legal Proceedings in the 2005 Form 10-K for FPL Group and FPL and Part II, Item 1. Legal Proceedings in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 for FPL Group and FPL.

In the FMPA proceedings, in July 2006, the FERC denied FMPA's request for rehearing of the FERC's December 2005 order which entitled FPL to load ratio share pricing, notwithstanding constraints on a third-party's system.  Also in July 2006, the FERC denied FPL's request for rehearing of the FERC's December 2005 order on FPL's April 2005 compliance filing.  The FERC also ordered FPL to make its compliance filing, which was delayed pending the FERC's decision on the rehearing request, within 60 days.  At June 30, 2006, FPL's refund liability under the FERC's most recent order is estimated to be up to approximately $10 million to FMPA and up to approximately $3 million to Seminole.

In the Adelphia lawsuit, discovery has been temporarily stayed at the request of the plaintiffs and the case has been reset for trial in January 2008.

In the Shiflett case, the drug manufacturing and distribution companies have moved to dismiss the action.

In the TXU lawsuit, FPL Group, FPL Group Capital and ESI Energy have been dismissed.

In June 2006, the plaintiffs in the Rabbino lawsuit dismissed their complaint with prejudice.

Item 1A.  Risk Factors

In addition to the risk factors discussed below and other information set forth in this report, the factors discussed in Part I, Item 1A. Risk Factors in FPL Group's and FPL's 2005 Form 10-K, which could materially affect FPL Group's and FPL's businesses, financial condition and/or future operating results should be carefully considered.  The risks described herein and in FPL Group's and FPL's 2005 Form 10-K are not the only risks facing FPL Group and FPL.  Additional risks and uncertainties not currently known to FPL Group or FPL, or that are currently deemed to be immaterial, also may materially adversely affect FPL Group's or FPL's business, financial condition and/or future operating results.

FPL Group's proposed merger with Constellation Energy is subject to receipt of consents or approvals from governmental entities that could delay or prevent the completion of the merger or impose conditions that could have a material adverse effect on the combined company or that could cause abandonment of the merger.

  Completion of the merger is conditioned upon the receipt of consents, orders, approvals or clearances, as required, from the FERC, the NRC and the public service commissions or similar entities in several of the states in which Constellation Energy and/or FPL Group operate electric and/or gas businesses, including the state of Maryland.  Among other things, governmental entities could condition their approval of the merger upon Constellation Energy and/or FPL Group entering into agreements to restrict the operations of the combined businesses in accordance with specified business conduct rules or to take other actions which governmental entities deem necessary or desirable in the public interest.  The terms of any such conditions that may be imposed, if any, are not known by FPL Group as of the date hereof.  If those approvals are not received, or they are not received on terms that satisfy the conditions set forth in the merger agreement, then neither Constellation Energy nor FPL Group will be required to complete the merger.  Recently adopted energy legislation in Maryland requires the appointment of a new group of commissioners at the Maryland Public Service Commission (MPSC) and directs the MPSC to complete a prompt and comprehensive review of the merger pursuant to new standards.  These changes have created additional uncertainty about the MPSC approval process and may result in substantial delay in the timing of required MPSC approval of the merger or the imposition of terms and conditions that are unfavorable to the combined company, such as a requirement to forego an amount of expected merger savings.  A substantial delay in obtaining satisfactory approvals or the imposition of unfavorable terms or conditions in connection with such approvals could have a material adverse effect on the business, financial condition or results of operations of the combined company, could result in litigation with one or more governmental entities and/or may cause the abandonment of the merger.

The anticipated benefits of combining FPL Group and Constellation Energy may not be realized.

  FPL Group entered into the merger agreement with the expectation that the merger would result in various benefits, including, among other things, synergies, cost savings and operating efficiencies.  Although FPL Group expects to achieve the anticipated benefits of the merger, including the synergies, achieving them is subject to a number of uncertainties, including:

    the ability of the two companies to combine certain of their operations or take advantage of expected growth opportunities;

    whether the FERC, the NRC, state or any other regulatory authorities whose approval is required to complete the merger impose conditions on the merger or require the combined company to share a portion of the expected synergies of the merger relating to utility operations with customers, any of which may have an adverse effect on the combined company; and

    general competitive factors in the marketplace.

No assurance can be given that these benefits will be achieved, or if achieved, the timing of their achievement.  Failure to achieve these anticipated benefits could result in increased costs and decreases in the amount of expected revenues of the combined company.

  In addition, Constellation Energy's business involves certain risks which are different from the risks of FPL Group's current business, and as a result the combined company may be exposed to competitive, regulatory, operational and other challenges that do not affect FPL Group's businesses to a similar extent.

FPL Group and FPL will be subject to business uncertainties and contractual restrictions while the merger is pending that could adversely affect their businesses.

  Uncertainty about the effect of the merger on employees and customers may have an adverse effect on FPL Group and FPL, regardless of whether the merger is eventually completed.  Although FPL Group and FPL have taken steps designed to reduce any adverse effects, these uncertainties may impair FPL Group's and FPL's ability to attract, retain and motivate key personnel until the merger is completed, or the merger agreement is terminated, and for a period of time thereafter, and could cause customers, suppliers and others that deal with FPL Group and FPL to seek to change existing business relationships with FPL Group and FPL.

  Employee retention and recruitment may be particularly challenging during the pendency of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.  If, despite FPL Group's and FPL's retention and recruiting efforts, key employees depart or fail to accept employment with either of the companies because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, FPL Group's, FPL's or the combined company's business could be seriously harmed.

  The pursuit of the merger and the preparation for the integration of Constellation Energy and FPL Group may place a significant burden on management and internal resources.  The diversion of management attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could harm FPL Group's and FPL's businesses, financial condition and operating results, regardless of whether the merger is eventually completed.

  In addition, the merger agreement restricts FPL Group and FPL, without Constellation Energy's consent, from making certain acquisitions and taking other specified actions until the merger occurs or the merger agreement terminates.  These restrictions may prevent FPL Group and FPL from pursuing otherwise attractive business opportunities and making other changes to their businesses prior to completion of the merger or termination of the merger agreement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases made by FPL Group of its common stock:
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

				(thousands)

4/1/06 - 4/30/06	1,863	$40.27	-	20,000
5/1/06 - 5/31/06	706	$39.31	-	20,000
6/1/06 - 6/30/06	1,438	$40.25	-	20,000

Total	4,007		-

_____________________
(a)		Represents shares of common stock purchased from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the LTIP.
(b)

In February 2005, FPL Group's board of directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was ratified and confirmed by the board of directors in December 2005.

Item 5.  Other Information
(a)	None
(b)

On May 26, 2006, the board of directors of FPL Group adopted an amendment to its Bylaws, effective immediately, which requires that shareholders provide advance notice to FPL Group in order to make nominations of persons for election to the board of directors or other proposals at shareholder meetings.

(c)	Other Events
(i)

Reference is made to Item 1. Business - FPL Operations - Competition in the 2005 Form 10-K for FPL Group and FPL and Part II, Item 5. (c)(i) in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 for FPL Group and FPL.

In June 2006, FPL received approval from the FPSC to build two approximately 1,200 mw natural gas-fired combined cycle units in western Palm Beach County, Florida, that would be operational in 2009 and 2010.  The project is also subject to approval by a Siting Board (comprised of the governor and cabinet) under the Florida Electrical Power Plant Siting Act with a decision expected to be issued by December 2006.

(ii) Reference is made to Item 1. Business - FPL Operations - System Capability and Load and Item 1. Business - FPL Energy Operations - Portfolio by Category in the 2005 Form 10-K for FPL Group and FPL.

In June 2006, FPL experienced a failure in a combustion turbine compressor blade at one of its generating units.  As a result of this failure and other known blade failures in the electric utility industry related to certain types of combustion turbine compressors, FPL and FPL Energy began conducting inspections of all such blades in their generating fleets.  These inspections revealed some blade cracking and resulted in the replacement of the blade set in several combustion turbine compressors.  FPL and FPL Energy are currently working with the combustion turbine compressor manufacturer to determine the root cause of the blade cracking and to identify mitigation efforts, including frequency of blade inspection.

Item 6.  Exhibits

Exhibit Number	Description	FPL Group	FPL

*3(i)a	Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through March 10, 2005 (filed as Exhibit 3(i) to Form S-4, File No. 333-124438)	x
*3(i)b	Amendment to FPL Group's Restated Articles of Incorporation dated July 3, 2006 (filed as Exhibit 3(i) to Form 8-K dated June 30, 2006, File No. 1-8841)	x
*3(i)c	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)d	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)j	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)j to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)k	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)k to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)l	Amendment to FPL's Restated Articles of Incorporation dated February 11, 2005 (filed as Exhibit 3(i)m to Form 10-K for the year ended December 31, 2004, File No. 1-8841)		x
3(ii)a	Amended and Restated Bylaws of FPL Group (as amended through May 26, 2006)	x
*3(ii)b	Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated May 1, 1992, File No. 1-3545)		x
*4(a)

Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and ten Supplements thereto, between FPL and Deutsche Bank Trust Company
Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File
No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a),
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
Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172;
Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172;
Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172;
Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File
No. 2-27612); Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275;
Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300,
333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment
No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; and
Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612)

		x	x
*4(b)	Registration Rights Agreement dated April 24, 2006 relating to FPL's first mortgage bonds (filed as Exhibit 4(c) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612)	x	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x
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

Date: August 4, 2006

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)