Form 10-Q
period 2006-09-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2006-11-03
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

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

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding at September 30, 2006:  404,746,671 shares.

As of September 30, 2006, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

  FPL Group and FPL are subject to complex laws and regulations and to changes in laws and regulations as well as changing governmental policies and regulatory actions, including initiatives regarding deregulation and restructuring of the energy industry and environmental matters.  FPL holds franchise agreements with local municipalities and counties, and must renegotiate expiring agreements.  These factors may have a negative impact on the business and results of operations of FPL Group and FPL.

  The operation and maintenance of power generation facilities, including nuclear facilities, involve significant risks that could adversely affect the results of operations and financial condition of FPL Group and FPL.

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

  FPL Group's ability to successfully identify, complete and integrate acquisitions is subject to significant risks, including the effect of increased competition for acquisitions resulting from the consolidation of the power industry.

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

These and other risk factors are included in this report in Part II, Item 1A. Risk Factors and in Part I, Item 1A. Risk Factors of FPL Group's and FPL's Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).  Any forward-looking statement speaks only as of the date on which such statement is made, and FPL Group and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

OPERATING REVENUES	$4,694	$3,504	$12,087	$8,682

OPERATING EXPENSES
Fuel, purchased power and interchange	2,656	1,826	6,883	4,458
Other operations and maintenance	506	469	1,501	1,321
Disallowed storm costs	-	-	54	-
Merger-related	11	-	21	-
Amortization of storm reserve deficiency	44	56	114	119
Depreciation and amortization	297	331	878	953
Taxes other than income taxes	313	263	863	719

Total operating expenses	3,827	2,945	10,314	7,570

OPERATING INCOME	867	559	1,773	1,112

OTHER INCOME (DEDUCTIONS)
Interest charges	(179)	(150)	(526)	(428)
Equity in earnings of equity method investees	42	59	83	105
Gains on disposal of equity method investees
and leveraged leases - net	-	4	-	25
Allowance for equity funds used during construction	6	2	15	25
Interest income	10	16	38	48
Other - net	7	2	7	21

Total other deductions - net	(114)	(67)	(383)	(204)

INCOME BEFORE INCOME TAXES	753	492	1,390	908

INCOME TAXES	229	153	380	229

NET INCOME	$524	$339	$1,010	$679

Earnings per share of common stock:
Basic	$1.33	$0.88	$2.57	$1.79
Assuming dilution	$1.32	$0.87	$2.55	$1.77

Dividends per share of common stock	$0.375	$0.355	$1.125	$1.065

Weighted-average number of common shares outstanding:
Basic	394.9	383.8	392.8	378.7
Assuming dilution	397.6	389.8	395.8	384.3

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2005 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
September 30, 2006		December 31, 2005

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$33,686	$31,886
Nuclear fuel	669	520
Construction work in progress	1,345	945
Less accumulated depreciation and amortization	(11,451)	(10,888)

Total property, plant and equipment - net	24,249	22,463

CURRENT ASSETS
Cash and cash equivalents	159	530
Customer receivables, net of allowances of $35 and $34, respectively	1,539	1,064
Other receivables, net of allowances of $9 and $9, respectively	323	366
Materials, supplies and fossil fuel inventory - at average cost	772	567
Regulatory assets:
Deferred clause and franchise expenses	454	795
Storm reserve deficiency	158	156
Derivatives	783	-
Other	6	7
Derivatives	279	1,074
Other	361	428

Total current assets	4,834	4,987

OTHER ASSETS
Nuclear decommissioning reserve funds	2,721	2,401
Other investments	486	467
Regulatory assets:
Storm reserve deficiency	782	957
Deferred clause expenses	62	307
Unamortized loss on reacquired debt	40	42
Derivatives	95	-
Other	53	37
Other	1,547	1,343

Total other assets	5,786	5,554

TOTAL ASSETS	$34,869	$33,004

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	4,514	4,182
Retained earnings	5,072	4,506
Accumulated other comprehensive loss	(10)	(193)

Total common shareholders' equity	9,580	8,499
Long-term debt	9,631	8,039

Total capitalization	19,211	16,538

CURRENT LIABILITIES
Commercial paper	979	1,159
Current maturities of long-term debt	1,291	1,404
Accounts payable	1,065	1,245
Customer deposits	478	433
Margin cash deposits	31	393
Accrued interest and taxes	524	253
Regulatory liabilities:
Deferred clause and franchise revenues	37	32
Derivatives	-	757
Derivatives	1,036	463
Other	722	1,128

Total current liabilities	6,163	7,267

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,887	1,685
Accumulated deferred income taxes	3,239	3,015
Regulatory liabilities:
Accrued asset removal costs	2,021	2,033
Asset retirement obligation regulatory expense difference	828	786
Other	134	152
Other	1,386	1,528

Total other liabilities and deferred credits	9,495	9,199

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$34,869	$33,004

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2005 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Nine Months Ended September 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,010	$679
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	846	921
Nuclear fuel amortization	100	75
Recoverable storm-related costs of FPL	(326)	(317)
Amortization of storm reserve deficiency	114	119
Unrealized (gains) losses on marked to market energy contracts	(142)	240
Deferred income taxes and related regulatory credit	333	282
Deferred pension cost	(72)	(70)
Cost recovery clauses and franchise fees	592	(546)
Change in prepaid option premiums	(93)	10
Equity in earnings of equity method investees	(83)	(105)
Distribution of earnings from equity method investees	57	17
Changes in operating assets and liabilities:
Customer receivables	(474)	(429)
Other receivables	67	(41)
Material, supplies and fossil fuel inventory	(192)	(73)
Other current assets	(7)	(35)
Accounts payable	(151)	532
Customer deposits	44	24
Margin cash deposits	(411)	1,049
Income taxes	11	(42)
Interest and other taxes	257	244
Other current liabilities	(27)	(104)
Other liabilities	-	(13)
Other - net	(33)	99

Net cash provided by operating activities	1,420	2,516

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,303)	(1,148)
Independent power investments	(1,375)	(668)
Nuclear fuel purchases	(141)	(69)
Sale of independent power investments	-	16
Loan repayments and capital distributions from equity method investees	-	126
Proceeds from sale of securities in nuclear decommissioning and storm funds	2,563	1,978
Purchases of securities in nuclear decommissioning and storm funds	(2,621)	(2,091)
Proceeds from sale of other securities	57	80
Purchases of other securities	(74)	(91)
Funding of secured loan	-	(43)
Proceeds from termination of leveraged lease	-	43
Other - net	(12)	2

Net cash used in investing activities	(2,906)	(1,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,822	1,093
Retirements of long-term debt	(1,379)	(695)
Proceeds from purchased Corporate Units	210	-
Payments to terminate Corporate Units	(258)	-
Retirements of preferred stock - FPL	-	(5)
Net change in short-term debt	(180)	(415)
Issuances of common stock	312	633
Dividends on common stock	(445)	(407)
Other - net	33	22

Net cash provided by financing activities	1,115	226

Net increase (decrease) in cash and cash equivalents	(371)	877
Cash and cash equivalents at beginning of period	530	225

Cash and cash equivalents at end of period	$159	$1,102

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock and conversion of options and warrants in connection with
the acquisition of Gexa Corp. (Gexa)	$-	$81
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2005 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

OPERATING REVENUES	$3,513	$2,891	$9,096	$7,230

OPERATING EXPENSES
Fuel, purchased power and interchange	2,080	1,460	5,369	3,686
Other operations and maintenance	335	334	1,024	960
Disallowed storm costs	-	-	54	-
Amortization of storm reserve deficiency	44	56	114	119
Depreciation and amortization	197	246	589	708
Taxes other than income taxes	292	244	796	663

Total operating expenses	2,948	2,340	7,946	6,136

OPERATING INCOME	565	551	1,150	1,094

OTHER INCOME (DEDUCTIONS)
Interest charges	(69)	(58)	(212)	(157)
Allowance for equity funds used during construction	6	2	15	25
Other - net	5	(1)	12	3

Total other deductions - net	(58)	(57)	(185)	(129)

INCOME BEFORE INCOME TAXES	507	494	965	965

INCOME TAXES	179	183	333	341

NET INCOME	$328	$311	$632	$624

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2005 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
September 30, 2006		December 31, 2005

ELECTRIC UTILITY PLANT
Plant in service	$23,836	$23,251
Nuclear fuel	421	380
Construction work in progress	1,034	776
Less accumulated depreciation and amortization	(9,787)	(9,530)

Electric utility plant - net	15,504	14,877

CURRENT ASSETS
Cash and cash equivalents	65	56
Customer receivables, net of allowances of $19 and $20, respectively	1,078	653
Other receivables, net of allowances of $1 and $1, respectively	116	313
Materials, supplies and fossil fuel inventory - at average cost	554	449
Regulatory assets:
Deferred clause and franchise expenses	454	795
Storm reserve deficiency	158	156
Derivatives	783	-
Other	6	7
Derivatives	13	828
Other	204	212

Total current assets	3,431	3,469

OTHER ASSETS
Nuclear decommissioning reserve funds	2,187	2,083
Regulatory assets:
Storm reserve deficiency	782	957
Deferred clause expenses	62	307
Unamortized loss on reacquired debt	40	42
Derivatives	95	-
Other	53	37
Other	996	954

Total other assets	4,215	4,380

TOTAL ASSETS	$23,150	$22,726

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,319	4,318
Retained earnings	1,678	1,046

Total common shareholder's equity	7,370	6,737
Long-term debt	4,213	3,271

Total capitalization	11,583	10,008

CURRENT LIABILITIES
Commercial paper	578	1,159
Current maturities of long-term debt	-	135
Accounts payable	764	863
Customer deposits	467	423
Margin cash deposits	-	382
Accrued interest and taxes	660	174
Regulatory liabilities:
Deferred clause and franchise revenues	37	32
Derivatives	-	757
Derivatives	665	-
Other	528	929

Total current liabilities	3,699	4,854

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,534	1,474
Accumulated deferred income taxes	2,517	2,647
Regulatory liabilities:
Accrued asset removal costs	2,021	2,033
Asset retirement obligation regulatory expense difference	828	786
Other	134	152
Other	834	772

Total other liabilities and deferred credits	7,868	7,864

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$23,150	$22,726

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2005 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Nine Months Ended September 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$632	$624
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	557	676
Nuclear fuel amortization	68	56
Recoverable storm-related costs	(326)	(317)
Amortization of storm reserve deficiency	114	119
Deferred income taxes and related regulatory credit	36	343
Deferred pension cost	(59)	(56)
Cost recovery clauses and franchise fees	592	(546)
Change in prepaid option premiums	(87)	4
Changes in operating assets and liabilities:
Customer receivables	(425)	(269)
Other receivables	20	(9)
Material, supplies and fossil fuel inventory	(106)	(59)
Other current assets	(15)	(18)
Accounts payable	(81)	399
Customer deposits	44	23
Margin cash deposits	(430)	1,010
Income taxes	447	45
Interest and other taxes	234	217
Other current liabilities	(19)	(47)
Other liabilities	-	42
Other - net	(3)	(5)

Net cash provided by operating activities	1,193	2,232

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,303)	(1,148)
Nuclear fuel purchases	(54)	(66)
Proceeds from sale of securities in nuclear decommissioning and storm funds	2,203	1,926
Purchases of securities in nuclear decommissioning and storm funds	(2,251)	(2,023)
Other - net	-	(2)

Net cash used in investing activities	(1,405)	(1,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	938	588
Retirements of long-term debt	(135)	-
Retirements of preferred stock	-	(25)
Net change in short-term debt	(581)	(441)
Dividends	-	(161)
Other - net	(1)	-

Net cash provided by (used in) financing activities	221	(39)

Net increase in cash and cash equivalents	9	880
Cash and cash equivalents at beginning of period	56	65

Cash and cash equivalents at end of period	$65	$945

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

1.  New Accounting Rules and Interpretations

Variable Interest Entities - In April 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)," which states that the variability to be considered when applying FASB Interpretation No. (FIN) 46 (revised) (FIN 46(R)) to determine whether an entity is a variable interest entity should be based on an analysis of the design of the entity which entails analyzing the nature of the risks in the entity and determining the purpose for which the entity was created and determining the variability the entity is designed to create and pass along to its interest holders.  The role of a contract or arrangement in the design of the entity, regardless of its legal form or accounting classification, shall dictate whether that interest should be treated as creating or absorbing variability for the entity.  The effective date of FSP FIN 46(R)-6 was July 1, 2006 and was applied prospectively.  The adoption of FSP FIN 46(R)-6 did not have a significant impact on the financial statements of FPL Group or FPL.

Accounting for Uncertainty in Income Taxes - In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109."  The interpretation prescribes a more-likely-than-not recognition threshold and establishes measurement requirements for financial statement reporting of an entity's income tax positions.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The impact, if any, of applying the provisions of FIN 48 will be reported as a cumulative effect adjustment in the first quarter of 2007.  FPL Group and FPL are currently evaluating the impact of FIN 48.

Accounting for Planned Major Maintenance Activities - In September 2006, the FASB issued FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities," which eliminates the accrue-in-advance method for recognizing costs associated with planned major maintenance activities.  FPL Group and FPL currently utilize the accrue-in-advance method to account for certain planned major maintenance costs.  FPL will continue to apply the accrue-in-advance method in accordance with regulatory treatment, and will record the resulting accrual as a regulatory liability on the balance sheet.  Upon adoption of FSP AUG AIR-1, FPL Energy will utilize the deferral method to account for certain planned major maintenance costs.  FPL Group and FPL will be required to adopt FSP AUG AIR-1 beginning January 1, 2007 and apply it retrospectively.  FPL Group is currently evaluating the impact of adopting FSP AUG AIR-1.

Fair Value Measurements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. (FAS) 157, "Fair Value Measurements," which clarifies how to measure fair value and requires enhanced fair value measurement disclosures.  The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and sets out a fair value hierarchy with the highest priority being quoted prices in active markets for identical assets or liabilities.  FPL Group and FPL will be required to adopt FAS 157 on January 1, 2008.  FPL Group and FPL are currently evaluating the impact of FAS 157.

Accounting for Pensions and Other Postretirement Plans - In September 2006, the FASB issued FAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which requires the reporting of previously unrecognized actuarial gains and losses and prior service costs on the balance sheet as part of other comprehensive income.  FPL Group and FPL will be required to adopt FAS 158 at December 31, 2006, which is expected to result in a significant net increase in total assets with a corresponding increase in other comprehensive income and deferred taxes, and for FPL's portion an increase in regulatory assets and liabilities.  The standard also requires FPL Group and FPL to measure plan assets and liabilities as of their year end no later than December 31, 2008.  FPL Group and FPL are continuing to evaluate additional impacts of FAS 158.

2.  Employee Retirement Benefits

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

The following table provides the components of net periodic benefit (income) cost for the plans:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006	2005	2006	2005	2006	2005	2006	2005

	(millions)

Service cost	$13	$13	$1	$2	$38	$39	$4	$6
Interest cost	22	22	6	6	66	65	18	19
Expected return on plan assets	(53)	(53)	(1)	(1)	(160)	(158)	(3)	(3)
Amortization of transition obligation	-	-	1	1	-	-	3	3
Amortization of prior service benefit	(1)	(1)	-	-	(3)	(3)	-	-
Amortization of (gains) losses	(4)	(4)	-	1	(11)	(12)	-	3
Other	-	-	-	-	-	-	2	-

Net periodic benefit (income) cost at FPL Group	$(23)	$(23)	$7	$9	$(70)	$(69)	$24	$28

Net periodic benefit (income) cost at FPL	$(19)	$(18)	$7	$8	$(57)	$(55)	$22	$24

Supplemental Retirement Plan - FPL Group has a SERP which includes a non-qualified supplemental defined pension benefit component that provides benefits to a select group of management and highly compensated employees.  The cost of this SERP component is included in the determination of net periodic benefit income for pension benefits in the preceding table and amounted to approximately $1 million and $1 million for FPL Group for the three months ended September 30, 2006 and 2005, respectively, and approximately $2 million and $2 million for the nine months ended September 30, 2006 and 2005, respectively.

3.  Derivative Instruments

Derivative instruments, when required to be marked to market under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:

	FPL Group		FPL

	September 30,	December 31,	September 30,	December 31,

	2006	2005	2006	2005

	(millions)

Current derivative assets	$279	$1,074	$13	$828
Other assets	158	62	4	-
Current derivative liabilities	(1,036)	(463)	(665)	-
Other liabilities	(219)	(387)	(70)	-

Total mark-to-market derivative instrument
assets (liabilities)	$(818)	$286	$(718)	$828

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

At September 30, 2006, FPL Group had cash flow hedges with expiration dates through December 2011 for energy contract derivative instruments, and interest rate cash flow hedges with expiration dates through November 2019.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of net unrealized gains (losses) on these hedges flows through earnings in the current period and amounted to $12 million and ($15) million for the three months ended September 30, 2006 and 2005, respectively, and $23 million and ($25) million for the nine months ended September 30, 2006 and 2005, respectively.  Settlement gains and losses are included within the line items in the statements of income to which they relate.

FPL Group's unrealized mark-to-market gains (losses) on derivative transactions reflected in the condensed consolidated statements of income for consolidated subsidiaries and equity method investees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(millions)

Consolidated subsidiaries	$116	$(113)	$142	$(240)
Equity method investees	$(5)	$10	$(20)	$7

4.  Income Taxes

FPL Group's effective income tax rate for the three months ended September 30, 2006 and 2005 was approximately 30.5% and 31.1%, respectively.  The reduction from the federal statutory rate mainly reflects the benefit of production tax credits (PTCs) of approximately $35 million and $30 million, respectively, related to FPL Energy's wind projects.  The corresponding rates and amounts for the nine months ended September 30, 2006 and 2005 were approximately 27.4% and 25.2%, respectively, and approximately $116 million and $93 million, respectively.  In addition, FPL Group's effective income tax rate for the three and nine months ended September 30, 2006 reflects a $13 million state tax benefit, reflecting FPL Energy's growth throughout the United States, recorded at Corporate and Other in the third quarter of 2006 and certain federal income tax deductions and credits recorded in 2006 by FPL.  FPL Group's effective income tax rate for the nine months ended September 30, 2006 also reflects an approximately $7 million deferred tax expense resulting from a change in tax law in Texas.

FPL Group recognizes PTCs as wind energy is generated and sold based on a per kilowatt-hour (kwh) rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year.  FPL Group utilizes this method of recognizing PTCs for specific reasons including that PTCs are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations.

5.  Merger

On October 24, 2006, FPL Group and Constellation Energy Group, Inc. (Constellation Energy) mutually agreed to terminate their previously-announced proposed merger as a result of continued uncertainty over regulatory and judicial matters in Maryland.  No termination fee is payable under the termination agreement unless Constellation Energy agrees with another party to a comparable transaction on or prior to September 30, 2007, in which case a fee will be payable to FPL Group by Constellation Energy.  FPL Group recorded approximately $11 million of merger-related costs in the third quarter of 2006, primarily as a result of the write-off of previously capitalized transaction costs.

6.  Comprehensive Income

FPL Group's comprehensive income is as follows:

	Three Months Ended September 30,

	2006	2005

	(millions)

Net income of FPL Group	$524	$339
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $60 tax expense and $83 tax benefit, respectively)	87	(121)
Reclassification from other comprehensive income (OCI) to net income
(net of $5 and $10 tax expense, respectively)	8	15
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $5 tax benefit and $2 tax expense, respectively)	(8)	3
Reclassification from OCI to net income
(net of $0.5 tax expense in 2006)	1	-
Net unrealized gains (losses) on available for sale securities
(net of $8 tax expense in 2006)	13	-
SERP liability adjustment
(net of $1 tax expense in 2005)	-	3

Comprehensive income of FPL Group	$625	$239

	Nine Months Ended September 30,

	2006	2005

	(millions)

Net income of FPL Group	$1,010	$679
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $98 tax expense and $138 tax benefit, respectively)	143	(203)
Reclassification from OCI to net income
(net of $19 and $21 tax expense, respectively)	28	31
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $0.6 tax benefit and $2 tax expense, respectively)	(1)	3
Reclassification from OCI to net income
(net of $1 and $1 tax expense, respectively)	2	2
Net unrealized gains (losses) on available for sale securities
(net of $6 tax expense and $2 tax benefit, respectively)	10	(3)
SERP liability adjustment
(net of $0.5 and $1 tax expense, respectively)	1	3

Comprehensive income of FPL Group	$1,193	$512

Approximately $40 million of losses included in FPL Group's accumulated other comprehensive loss at September 30, 2006 will be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.  Accumulated other comprehensive loss is separately displayed on the condensed consolidated balance sheets of FPL Group.

7.  Storm Reserve Deficiency

FPL was impacted by four hurricanes in 2005 and three hurricanes in 2004, which did major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in the storm and property insurance reserve.  At September 30, 2006, FPL's storm reserve deficiency totaled approximately $940 million.  In May 2006, the Florida Public Service Commission (FPSC) approved the issuance of approximately $708 million of bonds pursuant to the securitization provisions of Section 366.8260 of the Florida Statutes for the net-of-tax recovery by FPL of the estimated storm reserve deficiency at July 31, 2006, or approximately $934 million, including interest, and for a storm and property insurance reserve of $200 million.  The unrecovered 2004 storm restoration costs will continue to be recovered through a previously approved storm damage surcharge until the bonds are issued.  FPL is working with the FPSC staff and its financial advisors to complete the issuance of the bonds.

In its May 2006 decision, the FPSC applied a different standard for recovery of 2005 storm costs than was used for the 2004 storm costs.  Accordingly, the FPSC made certain adjustments and disallowances to amounts sought to be recovered by FPL.  In addition, the FPSC allowed FPL to recover interest on 2005 storm restoration costs.  These adjustments and disallowances, net of interest, were recorded in the second quarter of 2006 and reduced FPL Group's and FPL's net income for the nine months ended September 30, 2006 by approximately $28 million, reduced FPL Group's and FPL's storm reserve deficiency by approximately $35 million and reduced FPL Group's and FPL's property, plant and equipment by approximately $11 million.

8.  Common Stock

Earnings Per Share - The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(millions, except per share amounts)

Numerator - net income	$524	$339	$1,010	$679

Denominator:
Weighted-average number of common shares
outstanding - basic	394.9	383.8	392.8	378.7
Restricted stock, performance share awards,
options, warrants and equity units (a)	2.7	6.0	3.0	5.6

Weighted-average number of common shares
outstanding - assuming dilution	397.6	389.8	395.8	384.3

Earnings per share of common stock:
Basic	$1.33	$0.88	$2.57	$1.79
Assuming dilution	$1.32	$0.87	$2.55	$1.77
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

Common shares issuable upon the exercise of stock options which were not included in the denominator above due to their antidilutive effect were approximately 0.3 million for each of the three and nine months ended September 30, 2006 and less than 0.1 million for each of the three and nine months ended September 30, 2005.

In February 2006, FPL Group issued approximately 8.7 million shares of common stock upon settlement of the stock purchase contracts issued in connection with its 8% Corporate Units.  See Note 9.

Stock-Based Compensation - Effective January 1, 2006, FPL Group adopted FAS 123(R), "Share-Based Payment," using the modified prospective application transition method.  Accordingly, the condensed consolidated balance sheet as of December 31, 2005, the condensed consolidated statements of income for the three and nine months ended September 30, 2005 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 do not reflect any restated amounts.  Because FPL Group adopted the fair value recognition provisions of FAS 123, "Accounting for Stock-Based Compensation," in 2004, the adoption of FAS 123(R) did not have a significant effect on FPL Group's financial statements.

Net income for the three and nine months ended September 30, 2006 includes approximately $8 million and $26 million, respectively, of compensation costs and $3 million and $10 million, respectively, of income tax benefits related to stock-based compensation arrangements.  Net income for the three and nine months ended September 30, 2005 includes approximately $7 million and $22 million, respectively, of compensation costs and $3 million and $8 million, respectively, of income tax benefits related to stock-based compensation arrangements.  As of September 30, 2006, there were approximately $48 million of unrecognized compensation costs related to nonvested/nonexercisable share-based compensation arrangements.  These costs are expected to be recognized over a weighted-average period of 1.7 years.  For awards granted subsequent to December 31, 2005, compensation costs for awards with graded vesting are recognized on a straight-line basis over the requisite service period for the entire award.  For awards granted prior to that date, compensation costs for awards with graded vesting are recognized using the graded vesting attribution method.

At September 30, 2006, approximately 26.6 million shares of common stock were authorized and 18.5 million were available for awards (including outstanding awards) to officers, employees and non-employee directors of FPL Group and its subsidiaries under FPL Group's amended and restated long-term incentive plan (LTIP) and amended and restated non-employee directors stock plan.  FPL Group satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market.  FPL Group satisfies stock option exercises by issuing new shares of its common stock.

Restricted Stock and Performance Share Awards - Restricted stock typically vests within three years after the date of grant and is subject to, among other things, restrictions on transferability prior to vesting.  The fair value of restricted stock is measured based upon the closing market price of FPL Group common stock as of the date of grant.  Performance share awards are typically payable at the end of a three-year performance period if the specified performance criteria are met.  The fair value of performance share awards is estimated based upon the closing market price of FPL Group common stock as of the date of grant less the present value of expected dividends, multiplied by an estimated performance multiple determined on the basis of historical experience, which is subsequently trued up at vesting based on actual performance.

The activity in restricted stock and performance share awards for the three months ended September 30, 2006 was as follows:

	Shares	Weighted-Average Grant Date Fair Value

Restricted Stock:
Nonvested balance, July 1, 2006	1,142,407	$37.92
Granted	17,350	$41.55
Vested	(19,219)	$36.01
Forfeited	(9,000)	$42.66

Nonvested balance, September 30, 2006	1,131,538	$37.97

Performance Share Awards:
Nonvested balance, July 1, 2006	1,142,793	$33.56
Granted	-	$-
Vested	-	$-
Forfeited	(5,730)	$34.82

Nonvested balance, September 30, 2006	1,137,063	$33.55

The activity in restricted stock and performance share awards for the nine months ended September 30, 2006 was as follows:

	Shares	Weighted-Average Grant Date Fair Value

Restricted Stock:
Nonvested balance, January 1, 2006	1,022,545	$35.54
Granted	381,289	$41.75
Vested	(251,030)	$33.56
Forfeited	(21,266)	$41.36

Nonvested balance, September 30, 2006	1,131,538	$37.97

Performance Share Awards:
Nonvested balance, January 1, 2006	1,145,502	$29.88
Granted	581,978	$34.08
Vested	(574,947)	$26.73
Forfeited	(15,470)	$34.00

Nonvested balance, September 30, 2006	1,137,063	$33.55

The weighted-average grant date fair value of restricted stock granted for the three and nine months ended September 30, 2005 was $43.78 and $38.54, respectively.  The weighted-average grant date fair value of performance share awards granted for the three and nine months ended September 30, 2005 was $39.27 and $34.12, respectively.

The total fair value of restricted stock and performance share awards vested was $1 million and $1 million for the three months ended September 30, 2006 and 2005, respectively, and $34 million and $16 million for the nine months ended September 30, 2006 and 2005, respectively.

Options - Options typically vest within three years after the date of grant and have a maximum term of ten years.  The exercise price of each option granted equals the closing market price of FPL Group common stock on the date of grant.  The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2006	2005

Expected volatility (a)	19.56%	20.00%
Expected dividends	3.40%	3.68%
Expected term (years) (b)	6	7
Risk-free rate	4.60%	4.08%
_____________________
(a)	Based on historical experience.
(b)	In 2006, FPL Group elected to use the "simplified" method to calculate the expected term. In 2005, the expected term was derived from historical experience.

Option activity for the three months ended September 30, 2006 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)

Balance, July 1, 2006	7,301,904	$30.03
Granted	-	$-
Exercised	(325,502)	$28.23
Forfeited	-	$-
Expired	(29,000)	$27.87

Balance, September 30, 2006	6,947,402	$30.12	6.0	$103

Option activity for the nine months ended September 30, 2006 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)

Balance, January 1, 2006	7,228,617	$29.42
Granted	334,500	$41.76
Exercised	(575,720)	$28.24
Forfeited	(10,995)	$28.38
Expired	(29,000)	$27.87

Balance, September 30, 2006	6,947,402	$30.12	6.0	$103

Exercisable, September 30, 2006	6,175,570	$29.15	5.7	$98

The weighted-average grant date fair value of options granted was $7.46 and $6.30 for the nine months ended September 30, 2006 and 2005, respectively.  There were no options granted during the three months ended September 30, 2006 or 2005.

The total intrinsic value of stock options exercised was approximately $5 million and $11 million for the three months ended September 30, 2006 and 2005, respectively, and approximately $8 million and $25 million for the nine months ended September 30, 2006 and 2005, respectively.

Cash received from option exercises was approximately $9 million and $21 million for the three months ended September 30, 2006 and 2005, respectively, and approximately $16 million and $54 million for the nine months ended September 30, 2006 and 2005, respectively.  The tax benefits realized from options exercised were approximately $1 million and $4 million for the three months ended September 30, 2006 and 2005, respectively, and approximately $2 million and $9 million for the nine months ended September 30, 2006 and 2005, respectively.

9.  Debt

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

In January 2006, FPL issued $400 million principal amount of 5.65% first mortgage bonds maturing in February 2037.  The proceeds were used to repay a portion of FPL's short-term borrowings and for other corporate purposes.  Also during the three months ended March 31, 2006, FPL borrowed $300 million in notes payable under an uncommitted credit facility.  These notes matured in April and May 2006.

In April 2006, FPL issued $300 million principal amount of 6.20% first mortgage bonds maturing in June 2036 in a private placement transaction.  The proceeds were used to repay a portion of FPL's short-term borrowings and for other corporate purposes.

In May 2006, FPL borrowed $250 million under a new revolving five-year term loan facility.  The loan bears interest at a variable rate and the principal is due in May 2008.  The proceeds from the loan were used for general corporate purposes.  Under the terms of the term loan facility, FPL is required to maintain a minimum ratio of funded debt to total capitalization.

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

In August 2006, FPL Group Capital sold $600 million principal amount of 5 5/8% debentures maturing in September 2011.  The proceeds were used for general corporate purposes.  FPL Group guarantees the payment of these debentures.

In September 2006, FPL Group Capital sold $350 million principal amount of Series A Enhanced Junior Subordinated Debentures (Series A Debentures) due 2066 and $350 million principal amount of Series B Enhanced Junior Subordinated Debentures (Series B Debentures) due 2066.  The Series A Debentures bear interest at 6.60% per year.  The Series B Debentures initially bear interest at 6.35% per year and, beginning October 1, 2016, will bear interest at the three-month London InterBank Offered Rate (LIBOR) plus 206.75 basis points, reset quarterly.  The proceeds from both series of debentures were added to FPL Group Capital's general funds, which FPL Group Capital used to repay a portion of commercial paper issued to fund investments by FPL Group Capital in independent power projects and to repay outstanding long-term debt obligations.  FPL Group guarantees the payment of both series of debentures.

10.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind projects and the procurement of nuclear fuel.  FPL FiberNet, LLC's (FPL FiberNet's) capital expenditures primarily include costs to meet customer specific requirements and sustain its fiber-optic network.  At September 30, 2006, planned capital expenditures for the remainder of 2006 through 2010 were estimated as follows:

	2006	2007	2008	2009	2010	Total

FPL:	(millions)
Generation: (a)
New (b)	$50	$365	$540	$645	$500	$2,100
Existing (c)	190	555	395	410	285	1,835
Transmission and distribution (c)	165	885	790	840	850	3,530
Nuclear fuel	10	120	85	125	135	475
General and other	65	155	165	160	165	710

Total	$480	$2,080	$1,975	$2,180	$1,935	$8,650

FPL Energy:
Wind (d)	$110	$1,120	$10	$5	$5	$1,250
Nuclear (e)	55	155	155	120	165	650
Gas	60	50	30	15	15	170
Other	10	50	40	10	10	120

Total	$235	$1,375	$235	$150	$195	$2,190

FPL FiberNet	$3	$13	$11	$11	$11	$49

_____________________
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $12 million, $33 million, $51 million, $72 million and $71 million in 2006, 2007, 2008, 2009 and 2010, respectively.
(b)	Includes generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)

Includes estimated capital costs associated with FPL's Storm SecureSM Plan, an initiative to enhance its electrical grid as a result of heightened hurricane activity and in response to concerns expressed by the community, state leaders and regulators, and costs associated with an FPSC-approved storm preparedness plan (collectively, Storm Secure Plan).  These capital costs are subject to change over time based on productivity enhancements and prioritization.

(d)	Capital expenditures for new wind projects are estimated through 2007, when eligibility for PTCs for new wind projects is scheduled to expire.
(e)	Includes nuclear fuel.

In addition to estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  At September 30, 2006, FPL Energy had approximately $2.0 billion in firm commitments, primarily for the purchase of wind turbines and towers, natural gas transportation, purchase and storage, firm transmission service, nuclear fuel and a portion of its projected capital expenditures.  In October 2006, FPL Energy entered into contracts totaling approximately $183 million in connection with its 2007 projected wind development.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under  FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002, be recorded on the balance sheet.  At September 30, 2006, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The term of the guarantees is equal to the term of the related debt, with remaining terms ranging from 1 year to 12 years.  The maximum potential amount of future payments that could be required under these guarantees at September 30, 2006 was approximately $14 million.  At September 30, 2006, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of September 30, 2006.

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

Contracts - FPL Group has entered into a long-term agreement for the purchase of wind, combustion and steam turbines, as well as parts, repairs and on-site services through 2021.  The related commitments as of September 30, 2006 are included in FPL Energy's and Corporate and Other's minimum payments shown in the table below and in FPL Energy's estimated capital expenditures shown in the table above.

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

The required capacity and minimum payments under these contracts as of September 30, 2006 were estimated as follows:

	2006	2007	2008	2009	2010	Thereafter

FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$50	$195	$200	$205	$205	$1,180
Qualifying facilities (b)	$75	$315	$325	$320	$295	$3,470
Other electricity suppliers (b)	$15	$60	$50	$50	$10	$10
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$20	$80	$85	$95	$40	$-
Natural gas, including transportation and storage (c)	$460	$1,190	$235	$260	$260	$2,405
Coal (c)	$15	$45	$30	$10	$5	$5
Oil (c)	$160	$-	$-	$-	$-	$-

FPL Energy	$365	$605	$55	$55	$50	$705

Corporate and Other	$30	$-	$-	$-	$-	$-
_____________________
(a)

Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $166 million and $170 million for the three months ended September 30, 2006 and 2005, respectively, and approximately $466 million and $477 million for the nine months ended September 30, 2006 and 2005, respectively.

(b)

Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $123 million and $98 million for the three months ended September 30, 2006 and 2005, respectively, and approximately $322 million and $277 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Due to the high cost and limited coverage available from third-party insurers, FPL has essentially no insurance coverage on its transmission and distribution property and FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Under the terms of the agreement regarding FPL's retail base rates approved by the FPSC (2005 rate agreement), FPL may recover prudently incurred storm restoration costs either through securitization pursuant to Section 366.8260 of the Florida Statutes or through surcharges.  See Note 7.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL, would be borne by FPL Group and FPL and could have a material adverse effect on FPL Group's and FPL's financial condition and results of operations.

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

In January 2004, FMPA requested a "conditional rehearing on the Commission's failure to order rate credits solely in the event that Commission does not adequately reduce FPL's rate base to achieve comparability," and challenging the FERC's determination not to revisit the issue of behind-the-meter generation and load ratio pricing for network integration transmission service.  In March 2004, the FERC issued an order denying FMPA's rehearing request.  In April 2004, FMPA petitioned the DC Circuit for review of the FERC's December 2003 order and March 2004 order.  FMPA filed its initial brief in that proceeding in October 2004.  FMPA's arguments are limited to the issue of behind-the-meter generation and load ratio pricing for network integration transmission service in instances when, according to FMPA, FPL cannot provide transmission service because of "physical transmission limitations."  In June 2005, the DC Circuit remanded the case to the FERC for further consideration.  The DC Circuit concluded that the FERC failed to explain in its orders why network customers should be charged by the transmission provider for network service that the provider is physically constrained from offering and why physical impossibility should not be recognized as an exception to the general rule against permitting partial load ratio pricing for network customers.  The DC Circuit noted that it was not reaching a determination on whether charging on a full load basis in fact is unjust and unreasonable under the circumstances, that it was not defining what constitutes physical impossibility, and that it was not determining whether FMPA made a showing of impossibility.  In December 2005, the FERC issued an order on remand answering the DC Circuit's question by finding that FPL is entitled to load ratio share pricing, notwithstanding constraints on a third-party's system.  In January 2006, FMPA filed a rehearing request of this order with the FERC.  In July 2006, the FERC denied FMPA's request for rehearing.  FMPA submitted a petition for review of the FERC's December 2005 and July 2006 orders at the DC Circuit.  In August 2006, the FERC requested a stay of the proceedings at the DC Circuit pending resolution of FPL's rehearing request discussed below.

In May 2004, FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to this filing, 1.63% of FPL's transmission facilities do not satisfy the integration standard and FPL's current network transmission rate would be reduced by $0.02 per kilowatt (kw) per month.  In June 2004, FMPA filed a protest to FPL's compliance filing, which protest would exclude approximately 30% of FPL's transmission facilities and reduce FPL's current network transmission rate by approximately $0.41 per kw per month.  In January 2005, the FERC issued an order on FPL's compliance filing.  In the order, the FERC accepted FPL's standards for analyzing the transmission system and agreed that FPL's "Georgia Ties" and "Turkey Point Lines" are part of FPL's integrated grid.  The FERC required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, rather than only radial lines that serve one customer, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  FPL made this compliance filing in April 2005, reducing FPL's rate $0.04 per kw per month.  In May 2005, FMPA protested FPL's compliance filing, claiming that FPL had not followed the FERC's mandate and argued that FPL's rates should be reduced by an additional $0.20 per kw per month, potentially resulting in a refund obligation to FMPA of approximately $21 million at September 30, 2006.  Any reduction in FPL's network service rate also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The refund obligation to Seminole based on FMPA's position is approximately $8 million at September 30, 2006.

In December 2005, the FERC issued an order accepting FPL's April 2005 compliance filing in part, rejecting it in part, and directing the submission of a further compliance filing.  The FERC accepted FPL's compliance filing wherein FPL proposed a reduction in its rate base created by the exclusion of certain radial lines valued at $29 million net plant.  However, the FERC concluded that it is not clear whether FPL failed to test its non-radial facilities in a manner comparable to the way it tested FMPA's facilities.  The December 2005 order directed FPL to make a further compliance filing within 60 days to explain the meaning of "unserved load" as it applies to Florida Reliability Coordinating Council (FRCC) standards, and to remove from rates any facility where the unserved load occurred only as a result of the contingency facility.  The FERC stated that FRCC and North American Electric Reliability Council (NERC) standards allow for the controlled loss of load on radial facilities and that FPL tested FMPA facilities for loss of local load as well as load at other load centers.  FPL filed a rehearing request in January 2006, contending that the FERC misapplied FRCC/NERC planning criteria for radial facilities to network systems and misinterpreted the test FPL applied to FMPA facilities.  FPL also filed a request to delay the compliance filing pending FERC action on FPL's rehearing request, and in January 2006, the FERC granted that request.  In July 2006, the FERC denied FPL's request for rehearing and ordered FPL to make its compliance filing within 60 days.  FPL filed a request for rehearing of the FERC's July 2006 order.  In September 2006, FPL made the required compliance filing, removing an additional $5.6 million in transmission facilities from rates, which resulted in a refund liability of approximately $3 million to FMPA and approximately $1 million to Seminole at September 30, 2006.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case is in discovery and has been reset for trial in March 2008.

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

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  The petition alleges that the FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of energy each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff has asserted claims for breach of contract and declaratory judgment and seeks damages which approximate $26 million to $28 million.  The FPL Energy Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim, as now amended, asserts claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and seeks termination of the contract and damages.  At the end of 2005, TXU amended its complaint to add FPL Group, FPL Energy, FPL Group Capital and ESI Energy, LLC (ESI Energy), as defendants.  Motions to dismiss those entities as defendants were filed, and FPL Group, FPL Group Capital and ESI Energy have been dismissed.  The case is in discovery and has been reset for trial in April 2007.

In September 2006, Indonesia's state-owned oil company filed an action against Karaha Bodas Company, LLC (KBC), an entity in which FPL Energy owns an equity interest, in the Grand Court of the Cayman Islands for fraud and injunctive relief prohibiting KBC from disposing of, dealing with or diminishing the value of any of KBC's assets up to the value of $316 million, the approximate amount of damages being sought, pending resolution of the fraud claim.  FPL Energy's portion of the damages being sought is approximately $142 million.  KBC sought and received from a New York federal district court an anti-suit injunction against the plaintiff.  The district court entered its order prohibiting the plaintiff from taking any affirmative action on its request for injunction and also prohibiting KBC from distributing the judgment funds (see Subsequent Event below) to its owners until further order by the New York federal district court.

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

FPL Group and FPL believe that they, or their affiliates, have meritorious defenses to all the pending litigation and proceedings discussed above under the heading Litigation and are vigorously defending the lawsuits.  While management is unable to predict with certainty the outcome of the legal proceedings and claims discussed or described herein, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of FPL Group or FPL.

Subsequent Event - In October 2006, KBC received approximately $260 million as a result of a court judgment against Indonesia's state-owned oil company to recover KBC's investment in a project suspended indefinitely by the Indonesian government in 1998 and for lost profits.  All appeals with respect to the judgment have been exhausted.  FPL Energy's portion of the final judgment, or approximately $90 million pretax, will be included in equity in earnings of equity method investees in FPL Group's consolidated statement of income for the fourth quarter of 2006.

11.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a competitive energy business.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:

	Three Months Ended September 30,

	2006				2005

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$3,513	$1,143	$38	$4,694	$2,891	$592	$21	$3,504
Operating expenses	$2,948	$830	$49	$3,827	$2,340	$583	$22	$2,945
Net income (loss) (b)	$328	$215	$(19)	$524	$311	$44	$(16)	$339

	Nine Months Ended September 30,

	2006				2005

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$9,096	$2,866	$125	$12,087	$7,230	$1,384	$68	$8,682
Operating expenses	$7,946	$2,218	$150	$10,314	$6,136	$1,366	$68	$7,570
Net income (loss) (b)	$632	$458	$(80)	$1,010	$624	$102	$(47)	$679

	September 30, 2006				December 31, 2005

	FPL	FPL Energy	Corporate & Other	Total	FPL	FPL Energy	Corporate & Other	Total

(millions)

Total assets	$23,150	$11,230	$489	$34,869	$22,726	$9,408	$870	$33,004
_____________________
(a)

FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction. Residual non-utility interest charges are included in Corporate and Other.

(b)		See Note 4 for a discussion of FPL Energy's tax benefits related to PTCs recognized based on its tax sharing agreement with FPL Group.

12.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended September 30,

	2006				2005

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$1,182	$3,512	$4,694	$-	$616	$2,888	$3,504
Operating expenses	(11)	(869)	(2,947)	(3,827)	-	(608)	(2,337)	(2,945)
Interest charges	(5)	(111)	(63)	(179)	(6)	(92)	(52)	(150)
Other income (deductions) - net	524	59	(518)	65	346	88	(351)	83

Income (loss) before income taxes	508	261	(16)	753	340	4	148	492
Income tax expense (benefit)	(16)	66	179	229	1	(30)	182	153

Net income (loss)	$524	$195	$(195)	$524	$339	$34	$(34)	$339

	Nine Months Ended September 30,

	2006				2005

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$2,995	$9,092	$12,087	$-	$1,455	$7,227	$8,682
Operating expenses	(21)	(2,350)	(7,943)	(10,314)	-	(1,437)	(6,133)	(7,570)
Interest charges	(16)	(314)	(196)	(526)	(19)	(269)	(140)	(428)
Other income (deductions) - net	1,034	128	(1,019)	143	697	211	(684)	224

Income (loss) before income taxes	997	459	(66)	1,390	678	(40)	270	908
Income tax expense (benefit)	(13)	60	333	380	(1)	(111)	341	229

Net income (loss)	$1,010	$399	$(399)	$1,010	$679	$71	$(71)	$679

_____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets
	September 30, 2006				December 31, 2005

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$10,409	$25,291	$35,700	$-	$8,945	$24,406	$33,351
Less accumulated depreciation and amortization	-	(1,664)	(9,787)	(11,451)	-	(1,359)	(9,529)	(10,888)

Total property, plant and equipment - net	-	8,745	15,504	24,249	-	7,586	14,877	22,463

CURRENT ASSETS
Cash and cash equivalents	-	94	65	159	7	467	56	530
Receivables	613	798	451	1,862	5	584	841	1,430
Other	-	695	2,118	2,813	63	518	2,446	3,027

Total current assets	613	1,587	2,634	4,834	75	1,569	3,343	4,987

OTHER ASSETS
Investment in subsidiaries	9,524	-	(9,524)	-	8,647	-	(8,647)	-
Other	154	1,715	3,917	5,786	140	1,339	4,075	5,554

Total other assets	9,678	1,715	(5,607)	5,786	8,787	1,339	(4,572)	5,554

TOTAL ASSETS	$10,291	$12,047	$12,531	$34,869	$8,862	$10,494	$13,648	$33,004

CAPITALIZATION
Common shareholders' equity	$9,580	$2,155	$(2,155)	$9,580	$8,499	$1,911	$(1,911)	$8,499
Long-term debt	-	5,418	4,213	9,631	-	4,768	3,271	8,039

Total capitalization	9,580	7,573	2,058	19,211	8,499	6,679	1,360	16,538

CURRENT LIABILITIES
Debt due within one year	-	1,692	578	2,270	-	1,269	1,294	2,563
Accounts payable	3	298	764	1,065	17	365	863	1,245
Other	466	803	1,559	2,828	85	803	2,571	3,459

Total current liabilities	469	2,793	2,901	6,163	102	2,437	4,728	7,267

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	354	1,533	1,887	-	211	1,474	1,685
Accumulated deferred income taxes	(26)	844	2,421	3,239	(5)	464	2,556	3,015
Regulatory liabilities	-	-	2,983	2,983	-	-	2,971	2,971
Other	268	483	635	1,386	266	703	559	1,528

Total other liabilities and deferred credits	242	1,681	7,572	9,495	261	1,378	7,560	9,199

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$10,291	$12,047	$12,531	$34,869	$8,862	$10,494	$13,648	$33,004

_____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30,

	2006				2005

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$186	$378	$856	$1,420	$156	$291	$2,069	$2,516

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL and independent
power investments	-	(1,461)	(1,358)	(2,819)	-	(671)	(1,214)	(1,885)
Sale of independent power investments	-	-	-	-	-	16	-	16
Loan repayment and capital distributions
from equity method investees	-	-	-	-	-	126	-	126
Funding of secured loan	-	-	-	-	-	(43)	-	(43)
Proceeds from termination of leveraged lease	-	-	-	-	-	43	-	43
Other - net	-	(28)	(59)	(87)	(399)	(29)	306	(122)

Net cash used in investing activities	-	(1,489)	(1,417)	(2,906)	(399)	(558)	(908)	(1,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	1,884	938	2,822	-	505	588	1,093
Retirements of long-term debt	-	(1,244)	(135)	(1,379)	-	(695)	-	(695)
Retirements of preferred stock	-	-	-	-	-	-	(5)	(5)
Net change in short-term debt	-	401	(581)	(180)	-	26	(441)	(415)
Proceeds from purchased Corporate Units	210	-	-	210	-	-	-	-
Payments to terminate Corporate Units	(258)	-	-	(258)	-	-	-	-
Issuances of common stock	312	-	-	312	633	-	-	633
Dividends on common stock	(445)	-	-	(445)	(407)	-	-	(407)
Other - net	(12)	(303)	348	33	(4)	450	(424)	22

Net cash provided by (used in) financing activities	(193)	738	570	1,115	222	286	(282)	226

Net increase (decrease) in cash and cash equivalents	(7)	(373)	9	(371)	(21)	19	879	877
Cash and cash equivalents at beginning of period	7	467	56	530	26	134	65	225

Cash and cash equivalents at end of period	$-	$94	$65	$159	$5	$153	$944	$1,102

_____________________
(a)							Represents FPL and consolidating adjustments.

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

Results of Operations

Presented below is a summary of earnings contributions by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,

	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)

	(millions)

FPL	$328	$311	$17	$632	$624	$8
FPL Energy	215	44	171	458	102	356
Corporate and Other	(19)	(16)	(3)	(80)	(47)	(33)

Total	$524	$339	$185	$1,010	$679	$331

During the three and nine months ended September 30, 2006, FPL Energy recorded after-tax net unrealized mark-to-market gains on non-qualifying hedge activity of approximately $74 million and $77 million, respectively.  During the three and nine months ended September 30, 2005, FPL Energy recorded after-tax net unrealized mark-to-market losses on non-qualifying hedge activity of approximately $56 million and $139 million, respectively.  Unrealized mark-to-market gains/losses are affected by fluctuations in forward power and fuel prices.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles.  In addition, Corporate and Other's results for the three and nine months ended September 30, 2006 reflect after-tax costs related to the termination of the proposed merger between FPL Group and Constellation Energy of approximately $7 million and $13 million, respectively.  See Note 5 for information about the terminated merger and Note 11 for segment information.

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

FPL Group's effective income tax rate for the three and nine months ended September 30, 2006 reflects a $13 million state tax benefit recorded at Corporate and Other in the third quarter of 2006 and certain federal income tax deductions and credits recorded in 2006 by FPL.  FPL Group's effective income tax rate for the nine months ended September 30, 2006 also reflects an approximately $7 million deferred tax expense resulting from a change in tax law in Texas.  PTCs also affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $35 million and $116 million for the three and nine months ended September 30, 2006, respectively, and $30 million and $93 million for the comparable periods in 2005.  See Note 4.

FPL - FPL's net income for the three months ended September 30, 2006 was $328 million compared to $311 million for the same period in 2005.  For the nine months ended September 30, 2006, FPL's net income was $632 million compared to $624 million for the same period in 2005.  The increase for the three months ended September 30, 2006 was primarily due to lower depreciation expense and higher AFUDC, partly offset by lower retail base revenues.  The increase for the nine months ended September 30, 2006 was primarily due to lower depreciation expense and customer growth partly offset by the storm cost disallowance by the FPSC recorded in the 2006 second quarter, higher operations and maintenance (O&M) and interest expenses and lower AFUDC.  In the second quarter of 2006, FPL recorded approximately $8 million of pretax interest income on the 2005 storm restoration costs approved for recovery, as permitted by the FPSC.  The disallowed storm costs, net of the interest income, reduced FPL Group's and FPL's net income for the nine months ended September 30, 2006 by approximately $28 million.  See Note 7.

FPL's operating revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(millions)

Retail base	$1,076	$1,139	$2,809	$2,830
Fuel cost recovery	1,924	1,278	4,963	3,212
Other cost recovery clauses and pass-through costs	461	417	1,197	1,034
Other, primarily gas, transmission and wholesale sales
and customer-related fees	52	57	127	154

Total	$3,513	$2,891	$9,096	$7,230

For the three months ended September 30, 2006, customer usage decreased 5.9% primarily due to warmer weather experienced in the prior year and the elasticity effect on customers of higher electricity prices this year reflecting the increase in FPL's retail fuel clause recovery factor as discussed below.  This usage decrease, as well as other factors, decreased retail base revenues by approximately $67 million.  A 1.8% increase in the average number of retail customer accounts increased retail base revenues by approximately $21 million.  In addition, under the 2005 rate agreement, FPL was authorized by the FPSC to collect, through a separate charge on a customer's bill, the portion (approximately 1.5%) of gross receipts taxes that was previously embedded in base rates.  This resulted in an approximately $17 million reduction in retail base revenues with a corresponding increase in revenues from other cost recovery clauses and pass-through costs.

Customer usage decreased 1.0% for the nine months ended September 30, 2006 reflecting warmer weather in the prior year as well as a decline due to the elasticity effect on customers of the higher electricity prices experienced this year.  This usage decrease, as well as other factors, decreased retail base revenues by approximately $34 million.  A 2.0% increase in the average number of retail customer accounts increased retail base revenues by approximately $55 million.  The reduction in retail base revenues and the corresponding increase in revenues from other cost recovery clauses and pass-through costs, resulting from the removal of gross receipts taxes from base rates, amounted to approximately $42 million for the nine months ended September 30, 2006.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm cost recoveries, do not significantly affect net income; however, underrecovery or overrecovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense, as well as by changes in energy sales.  Fluctuations in other cost recovery clauses and pass-through costs revenues are primarily driven by changes in capacity charges, franchise fee costs and storm reserve deficiency amortization, and the impact of changes in O&M and depreciation expense on the underlying cost recovery clause, as well as changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes, respectively, in the condensed consolidated statements of income.

In February 2005, FPL began recovering the 2004 storm restoration cost deficiency from retail customers.  For the three months ended September 30, 2006 and 2005, the amount billed to customers related to these storm restoration cost recoveries amounted to approximately $44 million and $56 million, respectively, and is included in other cost recovery clauses and pass-through costs.  The corresponding amounts for the nine months ended September 30, 2006 and 2005 were $114 million and $119 million, respectively.  The expense for the amortization of the storm reserve deficiency is shown as a separate line on the condensed consolidated statements of income.  In May 2006, the FPSC approved the issuance of bonds to recover FPL's unrecovered 2004 and 2005 storm restoration costs, as well as establish a storm and property insurance reserve of $200 million.  See Note 7.  The decrease in other revenues is primarily due to the FPSC-approved sale, effective January 1, 2006, of FPL's retail gas business to a subsidiary of FPL Group Capital, which also reduced FPL's fuel expenses by approximately $15 million and $42 million for the three and nine months ended September 30, 2006.

The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

	(millions)

Fuel and energy charges during the period	$1,704	$1,826	$4,383	$3,828
Recovery of costs incurred in a prior period	186	35	557	105
Net over (under) recovery of costs during the period	39	(575)	42	(695)
Other, primarily capacity charges
net of any capacity deferral	151	174	387	448

Total	$2,080	$1,460	$5,369	$3,686

Effective January 2006, FPL's fuel clause recovery factor was increased in response to higher expected fuel prices in 2006, as well as the recovery of a portion of underrecovered fuel costs from 2005.  The increase in the fuel factor was the primary contributor to the $592 million decrease in deferred clause and franchise expenses (current and noncurrent, collectively) on FPL Group's and FPL's condensed consolidated balance sheets at September 30, 2006, and positively affected FPL Group's and FPL's cash flows from operations for the nine months ended September 30, 2006.  The decrease in fuel and energy charges for the three months ended September 30, 2006 reflects approximately $69 million due to lower energy sales, approximately $38 million attributable to lower prices and approximately $15 million related to the sale of FPL's retail gas business.  The increase in fuel and energy charges for the nine months ended September 30, 2006 reflects higher fuel and energy prices of approximately $540 million and approximately $57 million attributable to higher energy sales partly offset by approximately $42 million related to the sale of FPL's retail gas business.  The recovery of costs incurred in a prior period for the three and nine months ended September 30, 2006 and 2005 represents the collection of underrecovered fuel costs the FPSC permitted FPL to collect beginning in 2006 and 2005, respectively.  The net overrecovery (underrecovery) of costs during the period represents fuel clause collections from customers which were higher (lower) than fuel and energy costs incurred.

FPL's O&M expenses for the three months ended September 30, 2006 were essentially the same as the prior year and for the nine months ended September 30, 2006 increased primarily due to higher distribution costs reflecting implementation of the Storm Secure Plan and higher fleet vehicle costs, as well as increased staffing costs at FPL's nuclear plants.  For the nine-month period, this was partially offset by an approximately $11 million reversal in the second quarter of 2006 of previously accrued nuclear outage reserve costs, which is more fully discussed below.  Management expects to see a continued upward trend in O&M expenses in 2006 in the areas of transmission, distribution, including costs associated with the Storm Secure Plan, fossil generation and customer service, as well as continued increases in employee benefit costs.  See Management's Discussion - Liquidity and Capital Resources - Other for additional discussion of FPL's Storm Secure Plan.

In mid-June 2006, St. Lucie Unit No. 2 completed its scheduled refueling outage, which included the inspection of its reactor vessel head for cracks and corrosion.  No cracking was detected and no repairs to the reactor vessel head were made during this outage.  FPL intends to replace the reactor vessel head at St. Lucie Unit No. 2 during its fall 2007 scheduled refueling outage and has replaced within the last two years the reactor vessel heads at FPL's other three nuclear units.  The estimated cost of performing inspections and any necessary repairs to St. Lucie Unit No. 2's and the other units' reactor vessel head(s) until replacement is being recognized as expense on a levelized basis over a five-year period that began in 2002, as authorized by the FPSC, and amounted to a credit of approximately $1 million and an expense of approximately $6 million for the three months ended September 30, 2006 and 2005, respectively, and an expense of approximately $2 million and $9 million for the nine months ended September 30, 2006 and 2005, respectively.  As of September 30, 2006, there is a credit of approximately $1 million remaining to be amortized through December 31, 2006 for the reactor vessel head inspection costs, resulting primarily from a true-up of the St. Lucie Unit No. 2 inspection costs since no repairs were required.  As of September 30, 2006, FPL's portion of the estimated remaining cost to replace St. Lucie Unit No. 2's reactor vessel head, including AFUDC, is approximately $47 million and is included in FPL's estimated capital expenditures.  See Note 10 - Commitments.

FPL intends to replace, along with the reactor vessel head, St. Lucie Unit No. 2's steam generators during its fall 2007 scheduled refueling outage.  Currently, 23.0% and 27.8% of the tubes in the two steam generators have been plugged in order to prevent the tubes from leaking during plant operations.  It had been anticipated that during the spring 2006 outage, the 30% per steam generator tube plugging limit previously approved by the U. S. Nuclear Regulatory Commission (NRC) could have been exceeded and a more expensive sleeving process would have been required.  However, sleeving was not required during this outage and, accordingly, FPL reversed in the second quarter of 2006 a portion (approximately $11 million pretax) of previously accrued nuclear outage reserve costs.  As of September 30, 2006, FPL's portion of the remaining cost to replace St. Lucie Unit No. 2's steam generators, including AFUDC, is approximately $144 million and is included in FPL's estimated capital expenditures.  See Note 10 - Commitments.

Depreciation and amortization expense for the three and nine months ended September 30, 2006 decreased $49 million and $119 million, respectively, benefiting from lower depreciation rates and the elimination of the decommissioning accrual approved as part of the 2005 rate agreement.  This reduction in rates applied to substantially all power plant assets including Turkey Point Units Nos. 3 and 4 and St. Lucie Units Nos. 1 and 2, which have received 20-year license extensions.  This was partially offset by FPL's continued investment in transmission and distribution expansion to support customer growth and demand.  For the nine months ended September 30, 2006, the benefit from the lower depreciation rates was also partially offset by increased depreciation from the addition of two new generating units at FPL's existing Martin and Manatee power plant sites, which became operational on June 30, 2005, and increased nuclear depreciation related to plant additions.  FPL expects to place an additional approximately 1,150 mw generating unit into service at its Turkey Point site by mid-2007.

Taxes other than income taxes for the three and nine months ended September 30, 2006 increased primarily due to higher franchise fee and revenue taxes, which are pass-through costs, as a result of increases in fuel and other cost recovery clause revenues.

Interest charges increased for the three and nine months ended September 30, 2006 primarily due to higher average debt balances used to fund increased investment in generation, transmission and distribution expansion, and to pay for unrecovered fuel and storm restoration costs.  For the three months ended September 30, 2006, the increase in AFUDC is primarily due to AFUDC recorded on the 1,150 mw Turkey Point site expected to be in service in mid-2007.  The decline in AFUDC for the nine months ended September 30, 2006 is primarily attributable to the placement of the additional Martin and Manatee units in service on June 30, 2005 partially offset by increased AFUDC on the 1,150 mw Turkey Point site.

The increase in other - net for the three and nine months ended September 30, 2006 was primarily due to additional interest recorded on storm restoration costs which have yet to be recovered.

FPL's effective income tax rates for the three months and nine months ended September 30, 2006 were below the prior year periods primarily due to certain federal income tax deductions and credits recorded this year.

FPL Energy - FPL Energy's net income for the three months ended September 30, 2006 and 2005 was $215 million and $44 million, respectively.  FPL Energy's net income for the nine months ended September 30, 2006 and 2005 was $458 million and $102 million, respectively.  The primary drivers, on an after-tax basis, of these increases were as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

	(millions)

New investment (a)	$27	$75
Existing assets (a)	10	86
Asset optimization and trading	13	21
Restructuring activities	-	(17)
Interest expense and other	(9)	(25)
Change in unrealized mark-to-market non-qualifying hedge activity (b)	130	216

Total increase	$171	$356

_____________________
(a)	Does not include allocation of interest expense or corporate general and administrative expenses. Does include PTCs on wind projects. See Note 4.
(b)	For discussion of derivative instruments, see Note 3.

The increase in FPL Energy's results from new investment reflects the addition of over 1,345 mw of wind and nuclear generation during or after the three months ended September 30, 2005 and over 1,675 mw of nuclear, wind and solar generation during or after the nine months ended September 30, 2005.  The existing portfolio in the three month period ended September 30, 2006 benefited from improved market conditions in the New England Power Pool (NEPOOL), PJM Interconnection, L.L.C. (PJM) and Western Electric Coordinating Council (WECC) regions while the nine month period benefited from improved market conditions in the NEPOOL, Electric Reliability Council of Texas (ERCOT) and PJM regions.  In addition, for the three months ended September 30, 2006, the existing portfolio experienced a lower wind resource while results for the nine months ended September 30, 2006 benefited from a higher wind resource.  FPL Energy also recognized increased gains in both periods from its asset optimization and trading activities, including load following services (which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer).  Restructuring activities in the nine month period ended September 30, 2006 reflect the absence of gains recorded in 2005 from asset sales and from a contract restructuring.  Interest expense and other includes higher interest expense due to higher debt balances as a result of growth in the business as well as an increase in average interest rates of approximately 35 basis points and 49 basis points for the three and nine months ended September 30, 2006, respectively.  During the three and nine months ended September 30, 2006, FPL Energy recorded approximately $74 million and $77 million, respectively, of after-tax net unrealized mark-to-market gains on non-qualifying hedge activity compared to after-tax net losses of approximately $56 million and $139 million in the same periods in 2005.

FPL Energy's operating revenues for the three and nine months ended September 30, 2006 increased $551 million and $1,482 million, respectively.  The three-month period benefited primarily from gains on unrealized mark-to-market non-qualifying hedge activity in 2006 as compared to losses in the 2005 period, project additions and favorable market conditions in the NEPOOL, PJM and WECC regions.  The nine month period benefited primarily from gains on unrealized mark-to-market non-qualifying hedge activity in 2006 as compared to losses in the 2005 period, favorable market conditions in the NEPOOL, ERCOT and PJM regions, project additions and the absence of a refueling outage at Seabrook.  In addition, a lower wind resource reduced operating revenues during the three months ended September 30, 2006 while a higher wind resource increased operating revenues during the nine months ended September 30, 2006.  Also, operating revenues in the third quarter of 2006 include approximately $11 million related to the settlement of certain operational performance issues with wind turbine equipment suppliers.  FPL Energy's operating expenses for the three and nine months ended September 30, 2006 increased $247 million and $852 million, respectively, primarily due to unrealized mark-to-market non-qualifying hedge losses in 2006 compared to gains in 2005, project additions and, for the nine months ended September 30, 2006, increased fuel costs as a result of market conditions.  During the three months ended September 30, 2006, the increase in operating expenses from the factors discussed above was partially offset by lower fuel costs as a result of market conditions.

The $17 million and $22 million decrease in equity in earnings of equity method investees for the three and nine months ended September 30, 2006 is primarily due to unrealized mark-to-market losses from non-qualifying hedge activity in 2006 compared to gains in 2005, partially offset, for the nine months ended September 30, 2006, by the receipt in the second quarter of 2006 of a portion of funds from a judgment relating to a development project that was suspended indefinitely by the Indonesian government in 1998.  For the nine-month period, the favorable effect on operating results from a prior contract restructuring was offset by the absence of an approximately $13 million gain on a contract restructuring recorded in 2005.  In October 2006, FPL Energy recorded approximately $90 million pretax of equity in earnings of equity method investees as a result of a court judgment to recover its investment and lost profits in the Indonesian development project.  See Note 10 - Subsequent Event.

FPL Energy's interest expense for the three and nine months ended September 30, 2006 increased $13 million and $32 million, respectively, reflecting higher average debt balances to support growth in the business and an increase in average interest rates.  Gains on disposal of equity method investees and leveraged leases - net in FPL Group's condensed consolidated statements of income for the nine months ended September 30, 2005 includes pretax gains on the sale of joint venture projects; other - net includes a benefit associated with obtaining an additional partnership interest in a coal plant in California.  PTCs from FPL Energy's wind projects are reflected in FPL Energy's earnings.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $35 million and $116 million for the three and nine months ended September 30, 2006, respectively, and $30 million and $93 million for the comparable periods in 2005.

In January 2006, FPL Energy completed the acquisition of a 70% interest, or approximately 415 mw, in Duane Arnold, a nuclear power plant located near Cedar Rapids, Iowa, from Interstate Power and Light Company (IP&L).  FPL Energy purchased the 70% interest, including nuclear fuel, inventory and other items, for a net purchase price of approximately $350 million.  FPL Energy is selling its share of the output of Duane Arnold to IP&L at a price of approximately $46 per megawatt-hour (mwh) in 2006, escalating annually to approximately $61 per mwh in 2013, under a long-term contract expiring in 2014.  FPL Energy is responsible for management and operation of the plant, as well as for the ultimate decommissioning of the facility, the cost of which will be shared on a pro-rata basis by the joint owners.  FPL Energy received approximately $188 million of decommissioning funds at closing which is included in nuclear decommissioning reserve funds on FPL Group's condensed consolidated balance sheet at September 30, 2006.  FPL Energy expects to file for a license extension for the plant in 2009, which, if approved, will enable the plant to continue to operate for an additional 20 years beyond its current license expiration of 2014.

FPL Energy expects its future portfolio capacity growth to come primarily from wind development benefiting from the extension of the production tax credit program through 2007 for new wind facilities, as well as from asset acquisitions.  In addition to the acquisition of Duane Arnold discussed above, in 2006 FPL Energy purchased additional ownership interests, or approximately 47 mw, in wind projects in California and Minnesota and, through the third quarter of 2006, began commercial operation of a total of approximately 623 mw of wind projects in Texas and North Dakota.  FPL Energy has approximately 760 mw of new wind development projects that have either been completed or are expected to reach commercial operation by the end of 2006.  FPL Energy expects to add a total of at least 1,500 mw of new wind generation in 2006 and 2007.

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

Corporate and Other - Corporate and Other is primarily comprised of interest expense, FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates interest charges to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  Corporate and Other's net loss for the three and nine months ended September 30, 2006 was $19 million and $80 million, respectively, compared to a net loss of $16 million and $47 million for the comparable periods in 2005.  Results for the three and nine months ended September 30, 2006 reflect approximately $7 million and $13 million, respectively, of after-tax costs associated with the termination of the proposed merger between FPL Group and Constellation Energy.  See Note 5.  In the third quarter of 2006, FPL Group recorded approximately $13 million of state tax benefits reflecting FPL Energy's growth throughout the United States and, in the nine months ended September 30, 2006, FPL Group recorded an approximately $7 million deferred tax expense resulting from a modification of the Texas franchise tax enacted in May 2006.  Results for the three and nine months ended September 30, 2005 include gains of approximately $4 million ($2 million after-tax) and $10 million ($5 million after-tax), respectively, from the sale and termination of leveraged lease agreements, which are included in gains on disposal of equity method investees and leveraged leases - net in FPL Group's condensed consolidated statements of income.  Corporate and Other's interest income declined for both the three and nine months ended September 30, 2006 reflecting the repayment of a secured third party loan in the fourth quarter of 2005.  The increase in operating revenues and operating expenses at Corporate and Other is primarily due to the sale, effective January 1, 2006, of FPL's retail gas business to a subsidiary of FPL Group Capital.

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

Cash Flow - The changes in cash and cash equivalents are summarized as follows:

	FPL Group		FPL

	Nine Months Ended September 30,

	2006	2005	2006	2005

	(millions)

Net cash provided by operating activities	$1,420	$2,516	$1,193	$2,232
Net cash used in investing activities	(2,906)	(1,865)	(1,405)	(1,313)
Net cash provided by (used in) financing activities	1,115	226	221	(39)

Net increase (decrease) in cash and cash equivalents	$(371)	$877	$9	$880

FPL Group's cash flows for the nine months ended September 30, 2006 benefited from net issuances of debt, the issuance of common stock and the recovery from customers of previously incurred fuel and storm costs at FPL, which were offset by an increase in FPL's customer receivables and the return of cash collateral (margin cash deposits) primarily to FPL counterparties.  The funds generated were used to pay for capital expenditures at FPL, additional investments at FPL Energy, common stock dividends, storm-related costs at FPL and to carry an increase in fossil fuel inventory.

FPL Group's cash flows from operating activities for the nine months ended September 30, 2006 reflect the recovery by FPL of fuel and storm costs deferred in prior years as a result of an increase in the fuel clause recovery factor effective January 2006 and the implementation of a storm damage surcharge applied to retail customer bills that began February 2005.  The recovery of these deferred costs was offset by storm-related payments at FPL, an increase in customer receivables at FPL reflecting the higher fuel factor and a seasonal increase in customer usage, the return of margin cash deposits primarily to FPL's counterparties due to declining energy contract prices and an increase in fossil fuel inventory.  The increase in fossil fuel inventory is primarily due to the accumulation of oil inventory at FPL reflecting the burning of more natural gas due to relatively lower natural gas prices and the addition, at an FPL Energy plant, of oil and gas inventory which was purchased pursuant to the termination of a fuel management contract.

FPL Group's cash flows from operating activities for the nine months ended September 30, 2005 reflect the receipt of cash collateral primarily from FPL's counterparties related to energy contracts (margin cash deposits), underrecovered fuel costs at FPL caused primarily by higher than anticipated fuel costs, the payment of 2004 and 2005 storm restoration costs and recoveries from customers of a portion of the 2004 storm restoration costs.

FPL Group's cash flows from investing activities for the nine months ended September 30, 2006 reflect capital investments of approximately $1,303 million by FPL to meet customer demand and costs associated with its Storm Secure Plan and independent power investments at FPL Energy of approximately $1,375 million, including the purchase of Duane Arnold.  FPL Group's cash flows from investing activities also include amounts related to the purchase and sale of restricted securities held in the nuclear decommissioning funds as a result of the reinvestment of fund earnings and new contributions from FPL Energy, as well as other investment activity within the funds.  FPL suspended nuclear decommissioning fund contributions of approximately $79 million annually, beginning in September 2005, pursuant to the terms of the 2005 rate agreement.

FPL Group's cash flows from investing activities for the nine months ended September 30, 2005 reflect capital investments of approximately $1,148 million by FPL to meet customer demand and investments at FPL Energy of approximately $668 million.  FPL Group's cash flows from investing activities also include amounts related to the purchase and sale of restricted securities held in the nuclear decommissioning funds as a result of the reinvestment of fund earnings and new contributions from FPL Energy, as well as other investment activity within the funds.

During the nine months ended September 30, 2006, FPL Group generated proceeds of approximately $3.2 billion from financing activities, including the issuance of $700 million in FPL first mortgage bonds, the borrowing of $250 million by FPL under a five-year term loan facility, the borrowing of $400 million by FPL Group Capital under three separate two-year term loan facilities, the issuance of $600 million in debentures and $700 million in enhanced junior subordinated debentures by FPL Group Capital, the issuance of $206 million of limited-recourse senior secured notes by FPL Energy subsidiaries, approximately $296 million from the issuance of FPL Group common stock related to its 8% Corporate Units and approximately $16 million related to the exercise of stock options.  During the nine months ended September 30, 2006, FPL Group used proceeds of approximately $2.1 billion for financing activities, including approximately $1.1 billion for maturing FPL Group Capital debentures, approximately $135 million for maturing senior secured notes of a consolidated variable interest entity that leases nuclear fuel to FPL, a net decrease in short-term debt of approximately $180 million ($581 million decrease at FPL), approximately $48 million net to cancel approximately 4.2 million of its 8% Corporate Units, approximately $445 million for the payment of dividends on its common stock and approximately $144 million for principal payments on FPL Energy debt.

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

The following provides various metrics regarding FPL Group's (including FPL's) and FPL's outstanding debt:

	FPL Group		FPL

	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005

Weighted-average annual interest rate (a)	6.1%	5.9%	5.3%	5.2%
Weighted-average life (years)	13.5	9.3	18.3	15.1
Annual average of floating rate debt to total debt (a)	40%	35%	43%	40%
____________________
(a)	Calculations include interest rate swaps.

Contractual Obligations and Planned Capital Expenditures - FPL Group's commitments at September 30, 2006 were as follows:

	2006	2007	2008	2009	2010	Thereafter	Total

	(millions)
Long-term debt, including interest: (a)
FPL	$64	$225	$661	$418	$186	$7,482	$9,036
FPL Energy	49	719	572	231	224	1,586	3,381
Corporate and Other	57	1,295	1,067	745	97	4,774	8,035
Purchase obligations:
FPL (b)	1,275	3,965	2,900	3,120	2,750	7,070	21,080
FPL Energy (c)	380	629	61	61	60	783	1,974
Corporate and Other	30	-	-	-	-	-	30
Asset retirement activities: (d)
FPL (e)	-	-	-	-	-	11,571	11,571
FPL Energy (f)	-	-	-	-	-	2,919	2,919

Total	$1,855	$6,833	$5,261	$4,575	$3,317	$36,185	$58,026

____________________
(a)						Includes principal, interest and interest rate swaps. Variable rate interest was computed using September 30, 2006 rates.
(b)

Represents required capacity and minimum payments under long-term purchased power and fuel contracts, the majority of which are recoverable through various cost recovery clauses (see Note 10 - Contracts), and projected capital expenditures through 2010 to meet, among other things, increased electricity usage and customer growth, capital improvements to and maintenance of existing facilities and estimated capital costs associated with FPL's Storm Secure Plan.  Estimated capital costs associated with FPL's Storm Secure Plan are subject to change over time based on productivity enhancements and prioritization (see Note 10 - Commitments).

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
(e)

At September 30, 2006, FPL had approximately $2,187 million in restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units, which are included in FPL Group's and FPL's nuclear decommissioning reserve funds.

(f)

At September 30, 2006, FPL Energy's 88.23% portion of Seabrook's and 70% portion of Duane Arnold's restricted trust funds for the payment of future expenditures to decommission Seabrook and Duane Arnold totaled approximately $534 million and are included in FPL Group's nuclear decommissioning reserve funds.

Guarantees and Letters of Credit - FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At September 30, 2006, FPL Group had standby letters of credit of approximately $759 million ($206 million for FPL) and approximately $6,154 million notional amount of guarantees ($356 million for FPL), of which approximately $5,152 million ($532 million for FPL) have expirations within the next five years.  Approximately $406 million of the standby letters of credit at September 30, 2006 were issued under FPL's and FPL Group Capital's credit facilities.  See Available Liquidity below.  These letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt-related reserves, nuclear decommissioning activities and other contractual agreements.  FPL Group and FPL believe it is unlikely that they would be required to perform or otherwise incur any liabilities associated with these letters of credit and guarantees.  At September 30, 2006, FPL Group and FPL did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of its debt, including all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  See Note 10 - Commitments.

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

Available Liquidity - At September 30, 2006, FPL Group's available net liquidity was approximately $4.3 billion and FPL's was approximately $1.9 billion.  The components of each company's net available liquidity at September 30, 2006 are shown in the table below.

							Maturity Date

	FPL		FPL Group Capital	Corporate and Other	FPL Group		FPL	FPL Group Capital

	(in millions)

Bank revolving lines of credit (a)	$2,000	(b)	$2,500	$-	$4,500	(b)	November 2010	November 2010
Less letters of credit	190		216		406

	1,810		2,284	-	4,094

Revolving term loan facility	250		-	-	250		May 2011
Less borrowings	250		-	-	250		May 2008

	-		-	-	-

Cash and cash equivalents	65		94	-	159

Net available liquidity	$1,875		$2,378	$-	$4,253

____________________
(a)

Provide for the issuance of letters of credit up to $4.5 billion and are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a loss to the companies' or their subsidiaries' operating facilities (including, in the case of FPL, a transmission and distribution property loss), as well as for general corporate purposes.

(b)

Excludes $300 million in senior secured revolving credit facilities of an entity consolidated by FPL under FIN 46(R) (the VIE) that leases nuclear fuel to FPL which credit facilities are available only to the VIE.

FPL Group (which guarantees the payment of FPL Group Capital's credit facilities pursuant to a 1998 guarantee agreement) is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL Group Capital's credit facility.  FPL is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL's credit facility.  At September 30, 2006, each of FPL Group and FPL was in compliance with its respective ratio.

Also, FPL Group Capital and FPL have each established an uncommitted credit facility with a bank to be used for general corporate purposes.  The bank may at its discretion, upon the request of FPL Group Capital or FPL, make a short-term loan or loans to FPL Group Capital or FPL in an aggregate amount determined by the bank, which is subject to change at any time.  The terms of the specific borrowings under the uncommitted credit facilities, including maturity, are set at the time borrowing requests are made by FPL Group Capital or FPL.  At September 30, 2006, there were no amounts outstanding for either FPL Group Capital or FPL under the uncommitted credit facilities.

During the second quarter of 2006, FPL entered into a $250 million revolving five-year term loan facility, which is included in the table above, and FPL Group Capital entered into three separate two-year term loan facilities aggregating $400 million and each expiring in June 2008.  Both FPL and FPL Group Capital borrowed the full amount under the term loan facilities during the second quarter of 2006.  Under the terms of the term loan facilities, each of FPL and FPL Group is required to maintain a minimum ratio of funded debt to total capitalization.  At September 30, 2006, each of FPL and FPL Group was in compliance with its respective ratio.  Pursuant to its guarantee agreement with FPL Group Capital, FPL Group guarantees the payment of FPL Group Capital's term loans.

In addition to the bank lines of credit discussed above, the consolidated VIE that leases nuclear fuel to FPL has established a $100 million senior secured revolving credit facility, which expires in June 2009, and a $200 million senior secured revolving credit facility, which expires in May 2007.  Both credit facilities provide backup support for the VIE's commercial paper program.  FPL has provided an unconditional guarantee of the payment obligations of the VIE under the credit facilities, which is included in the guarantee discussion under Guarantees and Letters of Credit above.  At September 30, 2006, the VIE had no outstanding borrowings under the revolving credit facilities and had approximately $192 million of commercial paper outstanding.

Shelf Registration - On September 5, 2006, FPL Group, FPL Group Capital, FPL and certain affiliated trusts filed a shelf registration statement for an unspecified amount of securities with the Securities and Exchange Commission (SEC).  The amount of securities issuable by the companies is established from time to time by their respective board of directors. Securities that may be issued under the registration statement, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, first mortgage bonds, preferred trust securities and guarantees related to certain of those securities.  As of September 30, 2006, FPL Group and FPL Group Capital had $700 million (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $700 million of board-authorized available capacity.

Replacement Capital Covenant - On September 19, 2006, FPL Group and FPL Group Capital executed a replacement capital covenant (RCC) in connection with FPL Group Capital's offering of $350 million principal amount of Series A Enhanced Junior Subordinated Debentures due 2066 and $350 million principal amount of Series B Enhanced Junior Subordinated Debentures due 2066 (collectively, enhanced junior subordinated debentures).  The RCC is for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness (covered debt) of FPL Group Capital (other than the enhanced junior subordinated debentures) or, in certain cases, of FPL Group.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the RCC.  The RCC provides that FPL Group Capital may redeem, and FPL Group or FPL Group Capital may purchase, any enhanced junior subordinated debentures on or before October 1, 2036, only to the extent that the redemption or purchase price exceeds a specified amount of proceeds from the sale of qualifying securities, subject to certain limitations described in the RCC.  Qualifying securities are securities that have equity-like characteristics that are the same as, or more equity-like than, the enhanced junior subordinated debentures at the time of redemption or purchase, which are sold within 180 days prior to the date of the redemption or repurchase of the enhanced junior subordinated debentures.

Credit Ratings - Securities of FPL Group and its subsidiaries are currently rated by Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch).  At November 2, 2006, Moody's, S&P and Fitch had assigned the following credit ratings to FPL Group, FPL and FPL Group Capital:

	Moody's (a)	S&P (a)	Fitch (a)

FPL Group: (b)
Corporate credit rating	A2	A	A

FPL: (b)
Corporate credit rating	A1	A/A-1	A
First mortgage bonds	Aa3	A	AA-
Pollution control, solid waste disposal and
industrial development revenue bonds	Aa3/VMIG-1	A	A+
Commercial paper	P-1	A-1	F-1

FPL Group Capital: (b)
Corporate credit rating	N/A	A/A-1	A
Debentures	A2	A-	A
Junior Subordinated Debentures	A3	BBB+	A-
Commercial paper	P-1	A-1	F-1
____________________
(a)

A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating.  The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b)	The outlook indicated by each of Moody's, S&P and Fitch is stable.

Other - FPL was impacted by four hurricanes in 2005 and three hurricanes in 2004, which did major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in the storm and property insurance reserve.  At September 30, 2006, FPL's storm reserve deficiency totaled approximately $940 million.  In May 2006, the FPSC approved the issuance of approximately $708 million of bonds pursuant to the securitization provisions of Section 366.8260 of the Florida Statutes for the net-of-tax recovery by FPL of the estimated storm reserve deficiency at July 31, 2006, or approximately $934 million, including interest, and for a storm and property insurance reserve of $200 million.  The unrecovered 2004 storm restoration costs will continue to be recovered through a previously approved storm damage surcharge until the bonds are issued.  FPL is working with the FPSC staff and its financial advisors to complete the issuance of the bonds.  See Note 7.

In January 2006, FPL introduced an initiative to enhance its electrical grid as a result of heightened hurricane activity and in response to concerns express by the community, state leaders and regulators.  The estimated capital expenditures of this initiative, as well as the FPSC's approved storm preparedness plan (collectively, Storm Secure Plan) for the remainder of 2006 through 2010 are included in FPL's projected capital expenditures under Contractual Obligations and Planned Capital Expenditures above, and are subject to change over time based on productivity enhancements and prioritization.  See Note 10 - Commitments.  See Management's Discussion - Results of Operations for further discussion regarding the impact of Storm Secure Plan costs on O&M expense.

New Accounting Rules and Interpretations

For a discussion of new accounting rules and interpretations, see Note 1.

Accumulated Other Comprehensive Income (Loss)

FPL Group's total other comprehensive income (loss) activity is as follows:

	Accumulated Other Comprehensive Income (Loss)

	Nine Months Ended September 30,

	2006			2005

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

	(millions)

Balances at December 31 of prior year	$(215)	$22	$(193)	$(67)	$21	$(46)
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $98 tax expense and $138 tax benefit, respectively)	143	-	143	(203)	-	(203)
Reclassification from OCI to net income
(net of $19 and $21 tax expense, respectively)	28	-	28	31	-	31
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $0.6 tax benefit and $2 tax expense, respectively)	(1)	-	(1)	3	-	3
Reclassification from OCI to net income
(net of $1 and $1 tax expense, respectively)	2	-	2	2	-	2
Net unrealized gains (losses) on available for sale securities
(net of $6 tax expense and $2 tax benefit, respectively)	-	10	10	-	(3)	(3)
SERP liability adjustment
(net of $0.5 and $1 tax expense, respectively)	-	1	1	-	3	3

Balances at September 30	$(43)	$33	$(10)	$(234)	$21	$(213)

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

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2006 were as follows:

		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Three months ended September 30, 2006
Fair value of contracts outstanding at June 30, 2006	$4	$(157)	$(245)	$(248)	$(646)
Reclassification to realized at settlement of contracts	3	44	13	210	270
Effective portion of changes in fair value recorded in OCI	-	-	147	-	147
Ineffective portion of changes in fair value recorded in earnings	-	12	-	-	12
Changes in fair value excluding reclassification to realized	(6)	62	-	(839)	(783)

Fair value of contracts outstanding at September 30, 2006	1	(39)	(85)	(877)	(1,000)
Net option premium payments (receipts)	(1)	16	-	159	174

Total mark-to-market energy contract net assets (liabilities) at September 30, 2006	$-	$(23)	$(85)	$(718)	$(826)

		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Nine months ended September 30, 2006
Fair value of contracts outstanding at December 31, 2005	$2	$(176)	$(373)	$757	$210
Reclassification to realized at settlement of contracts	18	80	46	64	208
Effective portion of changes in fair value recorded in OCI	-	-	242	-	242
Ineffective portion of changes in fair value recorded in earnings	-	23	-	-	23
Changes in fair value excluding reclassification to realized	(19)	34	-	(1,698)	(1,683)

Fair value of contracts outstanding at September 30, 2006	1	(39)	(85)	(877)	(1,000)
Net option premium payments (receipts)	(1)	16	-	159	174

Total mark-to-market energy contract net assets (liabilities) at September 30, 2006	$-	$(23)	$(85)	$(718)	$(826)

FPL Group's total mark-to-market energy contract net assets (liabilities) at September 30, 2006 shown above are included in the condensed consolidated balance sheet as follows:

September 30, 2006

(millions)

Current derivative assets	$274
Other assets	152
Current derivative liabilities	(1,033)
Other liabilities	(219)

FPL Group's total mark-to-market energy contract net assets (liabilities)	$(826)

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2006 were as follows:

	Maturity

	2006	2007	2008	2009	2010	Thereafter	Total

Trading:	(millions)
Actively quoted (i.e., exchange trade) prices	$(2)	$5	$7	$-	$-	$-	$10
Prices provided by other external sources	(58)	(67)	(6)	-	-	1	(130)
Modeled	64	57	-	-	-	-	121

Total	4	(5)	1	-	-	1	1

Owned Assets - Non-Qualifying:
Actively quoted (i.e., exchange trade) prices	(77)	(144)	(19)	3	(4)	(6)	(247)
Prices provided by other external sources	51	134	12	(1)	1	(18)	179
Modeled	14	16	4	-	(3)	(2)	29

Total	(12)	6	(3)	2	(6)	(26)	(39)

Owned Assets - OCI:
Actively quoted (i.e., exchange trade) prices	(1)	-	-	-	-	-	(1)
Prices provided by other external sources	(7)	(74)	(12)	10	8	2	(73)
Modeled	(1)	(5)	(5)	-	-	-	(11)

Total	(9)	(79)	(17)	10	8	2	(85)

Owned Assets - FPL Cost Recovery Clauses:
Actively quoted (i.e., exchange trade) prices	(246)	(489)	-	-	-	-	(735)
Prices provided by other external sources	(29)	(120)	-	-	-	-	(149)
Modeled	4	3	-	-	-	-	7

Total	(271)	(606)	-	-	-	-	(877)

Total sources of fair value	$(288)	$(684)	$(19)	$12	$2	$(23)	$(1,000)

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2005 were as follows:

		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Three months ended September 30, 2005
Fair value of contracts outstanding at June 30, 2005	$2	$(94)	$(221)	$218	$(95)
Reclassification to realized at settlement of contracts	1	24	25	(156)	(106)
Effective portion of changes in fair value recorded in OCI	-	-	(204)	-	(204)
Ineffective portion of changes in fair value recorded in earnings	-	(15)	-	-	(15)
Changes in fair value excluding reclassification to realized	-	(141)	-	1,496	1,355

Fair value of contracts outstanding at September 30, 2005	3	(226)	(400)	1,558	935
Net option premium payments (receipts)	-	(6)	-	23	17

Total mark-to-market energy contract net assets (liabilities) at September 30, 2005	$3	$(232)	$(400)	$1,581	$952

		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Nine months ended September 30, 2005
Fair value of contracts outstanding at December 31, 2004	$4	$(10)	$(109)	$(9)	$(124)
Reclassification to realized at settlement of contracts	(3)	(3)	49	(189)	(146)
Acquisition of Gexa contracts	-	38	-	-	38
Effective portion of changes in fair value recorded in OCI	-	-	(340)	-	(340)
Ineffective portion of changes in fair value recorded in earnings	-	(25)	-	-	(25)
Changes in fair value excluding reclassification to realized	2	(226)	-	1,756	1,532

Fair value of contracts outstanding at September 30, 2005	3	(226)	(400)	1,558	935
Net option premium payments (receipts)	-	(6)	-	23	17

Total mark-to-market energy contract net assets (liabilities) at September 30, 2005	$3	$(232)	$(400)	$1,581	$952

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of September 30, 2006 and December 31, 2005, the VaR figures were as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

				(millions)

December 31, 2005	$-	$1	$1	$114	$38	$98	$114	$39	$98
September 30, 2006	$-	$2	$2	$114	$53	$84	$114	$50	$83

Average for the period ended September 30, 2006	$-	$2	$2	$113	$50	$83	$113	$49	$84
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

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:

	September 30, 2006			December 31, 2005

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

		(millions)
FPL Group:
Long-term debt, including current maturities	$10,922	$10,994	(a)	$9,443	$9,540	(a)
Fixed income securities:
Nuclear decommissioning reserve funds	$1,428	$1,428	(b)	$1,290	$1,290	(b)
Other investments	$97	$97	(b)	$80	$80	(b)
Interest rate swaps - net unrealized gain (loss)	$6	$6	(c)	$(9)	$(9)	(c)

FPL:
Long-term debt, including current maturities	$4,213	$4,211	(a)	$3,406	$3,416	(a)
Fixed income securities:
Nuclear decommissioning reserve funds	$1,225	$1,225	(b)	$1,151	$1,151	(b)
_____________________
(a)				Based on market prices provided by external sources.
(b)				Based on quoted market prices for these or similar issues.
(c)				Based on market prices modeled internally.

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

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At September 30, 2006, the estimated fair value for FPL Group interest rate swaps was as follows:

Notional Amount		Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value

(millions)							(millions)

Fair value hedges - FPL Group Capital:
	$300	November 2004	February 2007	variable (a)	4.086%		$(3)
	$275	December 2004	February 2007	variable (b)	4.086%		(2)

Total fair value hedges							(5)

Cash flow hedges - FPL Energy:
	$87	August 2002	December 2007	4.410%	variable	(c)	1
	$181	August 2003	November 2007	3.557%	variable	(c)	3
	$6	February 2005	June 2008	4.255%	variable	(c)	1
	$78	December 2003	December 2017	4.245%	variable	(c)	3
	$26	April 2004	December 2017	3.845%	variable	(c)	1
	$245	December 2005	November 2019	4.905%	variable	(c)	2

Total cash flow hedges							11

Total interest rate hedges							$6

____________________
(a)	Three-month LIBOR plus 0.50577%
(b)	Three-month LIBOR plus 0.4025%
(c)	Three-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $406 million ($209 million for FPL) at September 30, 2006.

Equity price risk - Included in the nuclear decommissioning reserve funds of FPL Group are marketable equity securities carried at their market value of approximately $1,293 million and $1,113 million ($962 million and $933 million for FPL) at September 30, 2006 and December 31, 2005, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $129 million ($96 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at September 30, 2006.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of September 30, 2006, approximately 100% of both FPL Group's and FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

In June 2005, a wholly-owned subsidiary of FPL Group completed the acquisition of Gexa, which was valued at approximately $73 million, payable in shares of FPL Group common stock.  Total assets and operating revenues of the entities acquired in connection with the acquisition of Gexa represent less than 1% and approximately 4%, respectively, of FPL Group's consolidated total assets as of September 30, 2006 and its total operating revenues for each of the three and nine months ended September 30, 2006.  FPL Group does not consider Gexa material to FPL Group's results of operations, financial position and cash flows.  FPL Group has evaluated the impact of Gexa's business on FPL Group's internal control over financial reporting and noted numerous inadequacies throughout Gexa's operations, including the contract approval and administration process, the customer enrollment process, billing system security and accounting and financial controls.  During the second quarter of 2006, FPL Group completed designing and documenting controls in key areas.  Testing of these key controls began in the third quarter of 2006 and is expected to be completed by the end of 2006.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3.  Legal Proceedings in the 2005 Form 10-K for FPL Group and FPL and Part II, Item 1. Legal Proceedings in the Quarterly Report on Form 10-Q for each of the quarterly periods ended March 31, 2006 and June 30, 2006 for FPL Group and FPL.

In the FMPA proceedings, FMPA submitted a petition for review by the DC Circuit of the FERC's December 2005 and July 2006 orders entitling FPL to load ratio share pricing, notwithstanding constraints on a third-party's system, and denying FMPA's request for a rehearing.  In August 2006, the FERC requested a stay of the proceedings at the DC Circuit pending resolution of FPL's August 2006 rehearing request of FERC's July 2006 order which denied FPL's request for rehearing of the FERC's December 2005 order.  In September 2006, FPL made its required compliance filing, removing an additional $5.6 million in transmission facilities from rates, which resulted in a refund liability of approximately $3 million to FMPA and approximately $1 million to Seminole at September 30, 2006.

In the Adelphia lawsuit, the case is in discovery and has been reset for trial in March 2008.

In the TXU lawsuit, damages sought by the plaintiff approximate $26 million to $28 million.  The case has been reset for trial in April 2007.

In September 2006, Indonesia's state-owned oil company filed an action against KBC, an entity in which FPL Energy owns an equity interest, in the Grand Court of the Cayman Islands for fraud and injunctive relief prohibiting KBC from disposing of, dealing with or diminishing the value of any of KBC's assets up to the value of $316 million, the approximate amount of damages being sought, pending resolution of the fraud claim.  FPL Energy's portion of the damages being sought is approximately $142 million.  KBC sought and received from a New York federal district court an anti-suit injunction against the plaintiff.  The district court entered its order prohibiting the plaintiff from taking any affirmative action on its request for injunction and also prohibiting KBC from distributing certain judgment funds to its owners until further order by the New York federal district court.

Item 1A.  Risk Factors

In addition to the risk factors discussed below and other information set forth in this report, the factors discussed in Part I, Item 1A. Risk Factors in FPL Group's and FPL's 2005 Form 10-K, which could materially affect FPL Group's and FPL's businesses, financial condition and/or future operating results should be carefully considered.  In light of the termination of the proposed merger of FPL Group and Constellation Energy, the risk factors relating to the proposed merger included in the 2005 Form 10-K no longer apply.  The risks described herein and in FPL Group's and FPL's 2005 Form 10-K are not the only risks facing FPL Group and FPL.  Additional risks and uncertainties not currently known to FPL Group or FPL, or that are currently deemed to be immaterial, also may materially adversely affect FPL Group's or FPL's business, financial condition and/or future operating results.

The operation and maintenance of power generation facilities, including nuclear facilities, involve significant risks that could adversely affect the results of operations and financial condition of FPL Group and FPL.

  The operation and maintenance of power generation facilities involve many risks, including, but not limited to, start up risks, breakdown or failure of equipment, transmission lines or pipelines, the inability to properly manage or mitigate known equipment defects throughout our generation fleets unless and until such defects are remediated, use of new technology, the dependence on a specific fuel source, including the supply and transportation of fuel, or the impact of unusual or adverse weather conditions (including natural disasters such as hurricanes), as well as the risk of performance below expected or contracted levels of output or efficiency.  This could result in lost revenues and/or increased expenses, including, but not limited to, the requirement to purchase power in the market at potentially higher prices to meet contractual obligations.  Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power.  In addition to these risks, FPL Group's and FPL's nuclear units face certain risks that are unique to the nuclear industry including, but not limited to, the ability to store and/or dispose of spent nuclear fuel, the potential payment of significant retrospective insurance premiums, as well as additional regulatory actions up to and including shutdown of the units stemming from public safety concerns, whether at FPL Group's and FPL's plants, or at the plants of other nuclear operators.  Breakdown or failure of an operating facility of FPL Energy may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases made by FPL Group of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

				(thousands)

7/1/06 - 7/31/06	5,090	$41.41	-	20,000
8/1/06 - 8/31/06	-	$-	-	20,000
9/1/06 - 9/30/06	-	$-	-	20,000

Total	5,090		-

_____________________
(a)		Shares of common stock purchased from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the LTIP.
(b)

In February 2005, FPL Group's board of directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was ratified and confirmed by the board of directors in December 2005.

Item 5.  Other Information

(a)	None
(b)	None
(c)	Other Events
	(i)	Reference is made to Item 1. Business - FPL Operations - Competition in the 2005 Form 10-K for FPL Group and FPL.

In September 2006, the FPSC granted FPL an exemption from the FPSC's bid rule for two advanced technology coal generating units, totaling approximately 1,960 mw, FPL is proposing to build in Glades County, Florida that would be operational in 2012 and 2013.  The FPSC bid rule would have required FPL to issue a request for proposal as part of the approval process.  The exemption is contingent upon FPL filing its need application for these units with the FPSC by May 1, 2007.

(ii)

Reference is made to Item 1. Business - FPL Operations - System Capability and Load and Item 1. Business - FPL Energy Operations - Portfolio by Category in the 2005 Form 10-K for FPL Group and FPL and Part II, Item 5. (c)(ii) in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 for FPL Group and FPL.

Since June 2006, FPL has experienced compressor blade failures in three combustion turbine compressors (CTCs) at two of its generating plants, resulting in significant damage to the combustion turbines.  The three CTCs were made by the same manufacturer.  FPL has 28 of these CTCs in its generating fleet and FPL Energy has 19.  Recently other companies in the electric industry have reported similar failures.  The CTC manufacturer has determined the root cause of the first failure experienced by FPL and is in the process of determining how to remediate the issue.  In the interim, FPL and FPL Energy are conducting inspections of all such compressor blades in their generating fleets and replacing the blade sets found to have cracks.  FPL Group is currently working with the CTC manufacturer to determine the root cause of the other two failures and to identify mitigation efforts.  Repairs to the first affected unit have been completed and the unit has returned to service.  The second and third units affected are expected to return to service in mid-November 2006 and January 2007.

	(iii)	Reference is made to Item 1. Business - FPL Operations - Nuclear Operations and Item 1. Business - FPL Energy Operations - Nuclear Operations in the 2005 Form 10-K for FPL Group and FPL.

FPL has decided to repair St. Lucie Unit No. 2's alloy 600 pressurizer heater sleeves during its spring 2009 outage. During St. Lucie Unit No. 2's scheduled refueling and steam generator and reactor vessel head replacement outage in the fall of 2007, FPL will inspect the pressurizer heater sleeves and begin repairs of other penetrations with alloy 600 weld materials.  The repairs to St. Lucie Unit No. 2's other penetrations are scheduled to be completed by 2010.  FPL will begin the repair of St. Lucie Unit No. 1's other penetrations with alloy 600 weld materials during its fall 2008 outage and expects to complete the repairs by 2010. The estimated cost of repairs for the St. Lucie units are included in FPL's estimated capital expenditures.  See Note 10 - Commitments.  FPL Energy will repair Seabrook's pressurizer penetrations with alloy 600 weld materials during its spring 2008 outage and inspect Seabrook's other alloy 600 penetrations during its fall 2009 outage.  Seabrook does not have alloy 600 pressurizer heater sleeves.  The estimated cost of repairs for Seabrook is included in FPL Energy's estimated capital expenditures.  See Note 10 - Commitments.

	(iv)	Reference is made to Item 1. Business - FPL Operations - Fuel in the 2005 Form 10-K for FPL Group and FPL.

Based on current projections, FPL will lose its ability to store additional spent fuel on site for Turkey Point Unit No. 3 in 2010 and Turkey Point Unit No. 4 in 2012.  These projections are based on additional space provided by new cask pit area storage racks installed at Turkey Point Units Nos. 3 and 4's spent fuel pools in 2004.  FPL expects to extend the storage capacity of Turkey Point Unit No. 3 to early 2012 by recovering storage cells in the spent fuel pool that are damaged or otherwise unusable.  In addition, FPL plans to begin using dry storage casks to store spent fuel at Turkey Point Units Nos. 3 and 4 prior to 2012, which would extend their capability to store spent fuel indefinitely.

In July 2006, the director of the U.S. Department of Energy's (DOE) Office of Civilian Radioactive Waste Management testified before the U.S. Congress that the DOE plans to submit a license application for a permanent disposal facility for spent nuclear fuel to the NRC by June 30, 2008, and that DOE anticipates the repository to be operational by March 31, 2017.

	(v)	As disclosed in a Current Report on Form 8-K filed by FPL Group on October 13, 2006, FPL Group's regular annual meeting of shareholders has been scheduled for December 15, 2006.

Item 6.  Exhibits

Exhibit Number	Description	FPL Group	FPL

*2

Termination and Release Agreement dated as of October 24, 2006, among
FPL Group, Inc., Constellation Energy Group, Inc. and CF Merger Corporation
(filed as Exhibit 2.1 to Form 8-K dated October 24, 2006, File No. 1-8841)

		x	x
*3(i)a	Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through March 10, 2005 (filed as Exhibit 3(i) to Form S-4, File No. 333-124438)	x
*3(i)b	Amendment to FPL Group's Restated Articles of Incorporation dated July 3, 2006 (filed as Exhibit 3(i) to Form 8-K dated June 30, 2006, File No. 1-8841)	x
*3(i)c	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)d	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)j	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)j to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)k	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)k to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)l	Amendment to FPL's Restated Articles of Incorporation dated February 11, 2005 (filed as Exhibit 3(i)m to Form 10-K for the year ended December 31, 2004, File No. 2-27612)		x
*3(ii)a	Amended and Restated Bylaws of FPL Group (as amended through May 26, 2006) (filed as Exhibit 3(ii)a to Form 10-Q for the quarter ended June 30, 2006, File No. 1-8841)	x
*3(ii)b	Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated May 1, 1992, File No. 1-3545)		x
*4(a)	Officer's Certificate of FPL Group Capital, dated August 18, 2006, creating the 5 5/8% Debentures, Series due September 1, 2011 (filed as Exhibit 4 to Form 8-K dated August 18, 2006, File No. 1-8841)	x
*4(b)

Indenture (For Unsecured Subordinated Debt Securities), dated as of September 1,
2006, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank
of New York (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006,
File No. 1-8841)

x
*4(c)

Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc. dated September 19, 2006, creating the Series A Enhanced Junior Subordinated Debentures due 2066
(filed as Exhibit 4(b) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(d)

Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc. dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066
(filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(e)	Replacement Capital Covenant, dated September 19, 2006 by FPL Group Capital Inc and FPL Group, Inc. (filed as Exhibit 4(d) to Form 8-K dated September 19, 2006, File No. 1-8841)	x
10(a)	FPL Group, Inc. Amended and Restated Long Term Incentive Plan, as amended and restated October 13, 2006	x	x
10(b)	FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan, as amended and restated October 13, 2006	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x
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

Date: November 2, 2006

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)