Form 10-Q
period 2007-06-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2007-08-02
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
FPL Group, Inc. Yes X No _____	Florida Power & Light Company Yes X No _____

Indicate by check mark whether the registrants are a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "large accelerated filer" and "accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934.

FPL Group, Inc. Large Accelerated Filer X Accelerated Filer _____ Non-Accelerated Filer _____
Florida Power & Light Company Large Accelerated Filer _____ Accelerated Filer _____ Non-Accelerated Filer X

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes _____    No     X

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding at June 30, 2007:  406,831,878 shares.

As of June 30, 2007, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, believe, could, estimated, may, plan, potential, projection, target, outlook) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on FPL Group, Inc.'s (FPL Group) and/or Florida Power & Light Company's (FPL) operations and financial results, and could cause FPL Group's and/or FPL's actual results to differ materially from those contained in forward-looking statements made by or on behalf of FPL Group and/or FPL in this combined Form 10-Q, in presentations, on their respective websites, in response to questions or otherwise.

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

These and other risk factors are included in Part I, Item 1A. Risk Factors of FPL Group's and FPL's Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K).  Any forward-looking statement speaks only as of the date on which such statement is made, and FPL Group and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

OPERATING REVENUES	$3,929	$3,809	$7,004	$7,393

OPERATING EXPENSES
Fuel, purchased power and interchange	2,106	2,174	3,778	4,227
Other operations and maintenance	561	524	1,077	993
Disallowed storm costs	-	54	-	54
Storm cost amortization	19	37	42	70
Merger-related	-	6	-	11
Depreciation and amortization	308	294	604	581
Taxes other than income taxes	271	285	541	549

Total operating expenses	3,265	3,374	6,042	6,485

OPERATING INCOME	664	435	962	908

OTHER INCOME (DEDUCTIONS)
Interest charges	(178)	(178)	(358)	(347)
Equity in earnings of equity method investees	22	30	31	41
Allowance for equity funds used during construction	5	5	13	9
Other - net	19	19	40	28

Total other deductions - net	(132)	(124)	(274)	(269)

INCOME BEFORE INCOME TAXES	532	311	688	639

INCOME TAXES	127	75	133	152

NET INCOME	$405	$236	$555	$487

Earnings per share of common stock:
Basic	$1.02	$0.60	$1.40	$1.24
Assuming dilution	$1.01	$0.60	$1.39	$1.23

Dividends per share of common stock	$0.41	$0.375	$0.82	$0.75

Weighted-average number of common shares outstanding:
Basic	397.6	394.3	397.2	391.8
Assuming dilution	400.4	396.7	400.0	394.9

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	June 30, 2007	December 31, 2006

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$35,145	$34,071
Nuclear fuel	755	688
Construction work in progress	1,905	1,393
Less accumulated depreciation and amortization	(11,980)	(11,653)

Total property, plant and equipment - net	25,825	24,499

CURRENT ASSETS
Cash and cash equivalents	723	620
Customer receivables, net of allowances of $24 and $32, respectively	1,433	1,279
Other receivables, net of allowances of $8 and $8, respectively	446	377
Materials, supplies and fossil fuel inventory - at average cost	814	785
Regulatory assets:
Deferred clause and franchise expenses	117	167
Securitized storm-recovery costs/storm reserve deficiency	56	106
Derivatives	412	921
Other	3	3
Derivatives	252	376
Other	445	365

Total current assets	4,701	4,999

OTHER ASSETS
Special use funds	3,050	2,824
Pension plan assets - net	1,647	1,608
Other investments	430	533
Regulatory assets:
Securitized storm-recovery costs/storm reserve deficiency	785	762
Unamortized loss on reacquired debt	37	39
Derivatives	46	1
Other	92	79
Other	730	647

Total other assets	6,817	6,493

TOTAL ASSETS	$37,343	$35,991

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	4,599	4,555
Retained earnings	5,497	5,256
Accumulated other comprehensive income	101	115

Total common shareholders' equity	10,201	9,930
Long-term debt	10,322	9,591

Total capitalization	20,523	19,521

CURRENT LIABILITIES
Commercial paper	869	1,097
Current maturities of long-term debt	1,637	1,645
Accounts payable	1,247	1,060
Customer deposits	527	510
Accrued interest and taxes	421	302
Regulatory liabilities:
Deferred clause and franchise revenues	38	37
Pension	9	17
Derivatives	585	1,144
Other	860	681

Total current liabilities	6,193	6,493

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,872	1,820
Accumulated deferred income taxes	3,645	3,432
Regulatory liabilities:
Accrued asset removal costs	2,098	2,044
Asset retirement obligation regulatory expense difference	900	868
Pension	531	531
Other	232	209
Derivatives	297	107
Other	1,052	966

Total other liabilities and deferred credits	10,627	9,977

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$37,343	$35,991

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Six Months Ended June 30,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$555	$487
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	604	560
Nuclear fuel amortization	66	64
Recoverable storm-related costs of FPL	(7)	(319)
Storm cost amortization	42	70
Unrealized (gains) losses on marked to market energy contracts	117	(26)
Deferred income taxes	302	269
Cost recovery clauses and franchise fees	50	362
Change in prepaid option premiums	87	30
Equity in earnings of equity method investees	(31)	(41)
Distribution of earnings from equity method investees	112	55
Changes in operating assets and liabilities:
Customer receivables	(154)	(307)
Other receivables	1	66
Material, supplies and fossil fuel inventory	(29)	(197)
Other current assets	(68)	(52)
Other assets	(82)	(37)
Accounts payable	183	(159)
Customer deposits	17	24
Margin cash deposits	122	(378)
Income taxes	(188)	(153)
Interest and other taxes	115	156
Other current liabilities	(39)	-
Other liabilities	(19)	56
Other - net	94	(56)

Net cash provided by operating activities	1,850	474

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(878)	(933)
Independent power investments	(707)	(1,076)
Nuclear fuel purchases	(99)	(106)
Other capital expenditures	(20)	(16)
Proceeds from sale of securities in special use funds	1,289	1,866
Purchases of securities in special use funds	(1,462)	(1,904)
Proceeds from sale of other securities	38	36
Purchases of other securities	(26)	(46)
Other - net	26	8

Net cash used in investing activities	(1,839)	(2,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,067	1,541
Retirements of long-term debt	(1,434)	(759)
Proceeds from purchased Corporate Units	-	210
Payments to terminate Corporate Units	-	(258)
Net change in short-term debt	(228)	533
Issuances of common stock	27	303
Dividends	(326)	(296)
Other - net	(14)	27

Net cash provided by financing activities	92	1,301

Net increase (decrease) in cash and cash equivalents	103	(396)
Cash and cash equivalents at beginning of period	620	530

Cash and cash equivalents at end of period	$723	$134

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

OPERATING REVENUES	$2,905	$2,999	$5,353	$5,583

OPERATING EXPENSES
Fuel, purchased power and interchange	1,698	1,751	3,112	3,289
Other operations and maintenance	366	359	696	689
Disallowed storm costs	-	54	-	54
Storm cost amortization	19	37	42	70
Depreciation and amortization	194	197	382	392
Taxes other than income taxes	245	262	491	504

Total operating expenses	2,522	2,660	4,723	4,998

OPERATING INCOME	383	339	630	585

OTHER INCOME (DEDUCTIONS)
Interest charges	(73)	(75)	(141)	(143)
Allowance for equity funds used during construction	5	5	13	9
Other - net	1	8	8	8

Total other deductions - net	(67)	(62)	(120)	(126)

INCOME BEFORE INCOME TAXES	316	277	510	459

INCOME TAXES	105	95	173	154

NET INCOME	$211	$182	$337	$305

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	June 30, 2007	December 31, 2006

ELECTRIC UTILITY PLANT
Plant in service	$25,125	$24,150
Nuclear fuel	447	423
Construction work in progress	811	1,113
Less accumulated depreciation and amortization	(9,967)	(9,848)

Electric utility plant - net	16,416	15,838

CURRENT ASSETS
Cash and cash equivalents	71	64
Customer receivables, net of allowances of $13 and $15, respectively	867	872
Other receivables, net of allowances of $1 and $1, respectively	122	221
Materials, supplies and fossil fuel inventory - at average cost	608	558
Regulatory assets:
Deferred clause and franchise expenses	117	167
Securitized storm-recovery costs/storm reserve deficiency	56	106
Derivatives	412	921
Other	237	206

Total current assets	2,490	3,115

OTHER ASSETS
Special use funds	2,462	2,264
Pension plan assets - net	895	857
Regulatory assets:
Securitized storm-recovery costs/storm reserve deficiency	785	762
Unamortized loss on reacquired debt	37	39
Derivatives	46	1
Other	51	36
Other	178	161

Total other assets	4,454	4,120

TOTAL ASSETS	$23,360	$23,073

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,318	4,318
Retained earnings	1,085	1,848

Total common shareholder's equity	6,776	7,539
Long-term debt	4,688	4,214

Total capitalization	11,464	11,753

CURRENT LIABILITIES
Commercial paper	869	630
Current maturities of long-term debt	224	-
Accounts payable	829	735
Customer deposits	517	500
Accrued interest and taxes	354	281
Regulatory liability - deferred clause and franchise revenues	38	37
Derivatives	338	780
Other	464	423

Total current liabilities	3,633	3,386

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,614	1,572
Accumulated deferred income taxes	2,413	2,561
Regulatory liabilities:
Accrued asset removal costs	2,098	2,044
Asset retirement obligation regulatory expense difference	900	868
Other	233	209
Other	1,005	680

Total other liabilities and deferred credits	8,263	7,934

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$23,360	$23,073

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Six Months Ended June 30,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$337	$305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	382	371
Nuclear fuel amortization	42	43
Recoverable storm-related costs	(7)	(319)
Storm cost amortization	42	70
Deferred income taxes	130	175
Cost recovery clauses and franchise fees	50	362
Change in prepaid option premiums	67	32
Changes in operating assets and liabilities:
Customer receivables	5	(272)
Other receivables	(22)	32
Material, supplies and fossil fuel inventory	(50)	(118)
Other current assets	(75)	(44)
Other assets	(46)	(39)
Accounts payable	100	(91)
Customer deposits	17	23
Margin cash deposits	79	(382)
Income taxes	82	120
Interest and other taxes	112	155
Other current liabilities	(1)	11
Other liabilities	(11)	18
Other - net	51	(43)

Net cash provided by operating activities	1,284	409

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(878)	(933)
Nuclear fuel purchases	(56)	(42)
Proceeds from sale of securities in special use funds	1,182	1,579
Purchases of securities in special use funds	(1,346)	(1,611)
Other - net	1	-

Net cash used in investing activities	(1,097)	(1,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	935	938
Retirements of long-term debt	(250)	(135)
Net change in short-term debt	239	(201)
Dividends	(1,100)	-
Other - net	(4)	-

Net cash provided by (used in) financing activities	(180)	602

Net increase in cash and cash equivalents	7	4
Cash and cash equivalents at beginning of period	64	56

Cash and cash equivalents at end of period	$71	$60

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2006 Form 10-K for FPL Group and FPL.  In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Prior year's amounts included in the condensed consolidated financial statements and the Notes herein have been adjusted to reflect the retrospective application of a Financial Accounting Standards Board (FASB) Staff Position related to planned major maintenance activities adopted by FPL Group and FPL effective December 31, 2006.  In addition, certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation.  The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Employee Retirement Benefits

FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined pension benefit component that provides benefits to a select group of management and highly compensated employees.  The cost of this SERP component is included in the determination of net periodic benefit income for pension benefits in the following table and was not material to FPL Group's financial statements for the three and six months ended June 30, 2007 and 2006, respectively.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.

The following table provides the components of net periodic benefit (income) cost for the plans:
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits

	Three Months Ended June 30,				Six Months Ended June 30,

	2007	2006	2007	2006	2007	2006	2007	2006

	(millions)

Service cost	$12	$13	$2	$1	$25	$25	$3	$3
Interest cost	23	22	6	6	47	44	12	12
Expected return on plan assets	(55)	(53)	(1)	(1)	(110)	(107)	(2)	(2)
Amortization of transition obligation	-	-	1	1	-	-	2	2
Amortization of prior service benefit	(1)	(1)	-	-	(2)	(2)	-	-
Amortization of gains	(4)	(4)	-	-	(9)	(7)	-	-
Other	-	-	-	-	-	-	-	2

Net periodic benefit (income) cost at FPL Group	$(25)	$(23)	$8	$7	$(49)	$(47)	$15	$17

Net periodic benefit (income) cost at FPL	$(19)	$(19)	$6	$6	$(38)	$(38)	$12	$15

2.  Derivative Instruments

Derivative instruments, when required to be marked to market under Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:
	FPL Group		FPL

	June 30, 2007	December 31, 2006	June 30, 2007		December 31, 2006

	(millions)

Current derivative assets	$252	$376	$3	(a)	$4	(a)
Other assets	49	78	-		-
Current derivative liabilities	(585)	(1,144)	(338)			(780)
Non-current derivative liabilities	(297)	(107)	(46	) (b)	(1	) (b)

Total mark-to-market derivative instrument
assets (liabilities)	$(581)	$(797)	$(381)			$(777)

_____________________
(a)		Included in other current assets on FPL's condensed consolidated balance sheets.
(b)		Included in other liabilities on FPL's condensed consolidated balance sheets.

FPL Group and FPL use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate risk associated with long-term debt.  In addition, FPL Group, through FPL Energy, LLC (FPL Energy), uses derivatives to optimize the value of power generation assets and engages in energy trading activities to take advantage of expected future favorable price movements, including providing full energy and capacity requirements services to distribution utilities in certain markets.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled, and upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  While most of FPL Energy's derivative transactions are entered into for the purpose of managing commodity price risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable.  FPL Group believes that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life.

At June 30, 2007, FPL Group had commodity cash flow hedges with expiration dates through December 2012 for energy contract derivative instruments, and interest rate cash flow hedges with expiration dates through January 2022.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period and amounted to $3 million and $4 million for the three months ended June 30, 2007 and 2006, respectively, and ($4) million and $12 million for the six months ended June 30, 2007 and 2006, respectively.  Settlement gains and losses are included within the line items in the statements of income to which they relate.

FPL Group's unrealized mark-to-market gains (losses) on derivative transactions reflected in the condensed consolidated statements of income for consolidated subsidiaries and equity method investees are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(millions)

Consolidated subsidiaries	$70	$(35)	$(117)	$26
Equity method investees	$-	$(5)	$(1)	$(15)

3.  Income Taxes

FPL Group's effective income tax rate for the three months ended June 30, 2007 and 2006 was approximately 23.9% and 24.1%, respectively.  The reduction from the statutory rate mainly reflects the benefit of production tax credits (PTCs) of approximately $50 million and $38 million, respectively, related to FPL Energy's wind projects.  The corresponding rates and amounts for the six months ended June 30, 2007 and 2006 were approximately 19.3% and 23.8%, respectively, and approximately $103 million and $81 million, respectively.

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

On January 1, 2007, FPL Group and FPL adopted FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  The interpretation prescribes a more-likely-than-not recognition threshold and establishes new measurement requirements for financial statement reporting of an entity's income tax positions.

FPL Group and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant of which is Florida.  FPL Group and FPL are no longer subject to U.S. federal, state and local examinations by taxing authorities for years before 1988.  FPL Group is disputing certain adjustments proposed by the Internal Revenue Service (IRS) to its U.S. income tax returns for 1988 through 2002.  These IRS proposed adjustments primarily relate to FPL Group's and FPL's method for capitalizing indirect service costs and certain deductions for repairs.  Additionally, income tax returns for 2003 through 2006 are still subject to examination.

The adoption of FIN 48 on January 1, 2007 did not have a significant cumulative effect on FPL Group's and FPL's beginning retained earnings or other components of common shareholders' equity.  Upon adoption, FPL Group recognized, primarily by reclassification from accumulated deferred income taxes, approximately $316 million ($274 million for FPL) of liabilities for unrecognized tax benefits which are included in the condensed consolidated balance sheets as other liabilities.  The majority of the liabilities for unrecognized tax benefits represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A disallowance of the shorter deductibility period for these tax positions would not affect the annual effective income tax rate.  As of June 30, 2007, approximately $289 million of tax carryforwards and deposits that are available to offset tax adjustments have been netted against the FPL Group FIN 48 liability.  Prior to the reclassification, these amounts were reported as a component of accumulated deferred income taxes and other assets.  Included in the liabilities for unrecognized tax benefits at January 1, 2007 is approximately $11 million at FPL Group ($8 million at FPL) that, if disallowed, could impact the annual effective income tax rate.  It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however, management does not expect the change to have a significant impact on FPL Group's or FPL's financial statements.

FPL Group recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest charges, respectively, net of the amount deferred at FPL.  At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment as required by FAS 71, "Accounting for the Effects of Certain Types of Regulation."  On January 1, 2007, FPL Group accrued approximately $36 million for net interest receivable ($17 million for FPL).

4.  Comprehensive Income

FPL Group's comprehensive income is as follows:

	Three Months Ended June 30,

	2007	2006

	(millions)

Net income of FPL Group	$405	$236
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains
(net of $14 and $12 tax expense, respectively)	20	17
Reclassification from OCI to net income
(net of $6 and $4 tax expense, respectively)	8	6
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains
(net of $7 and $2 tax expense, respectively)	13	3
Reclassification from OCI to net income
(net of $0.6 tax benefit and $0.4 tax expense, respectively)	(1)	1
Net unrealized gains (losses) on available for sale securities
(net of $7 tax expense and $5 tax benefit, respectively)	12	(8)
Defined benefit pension and other benefits plans
(net of $0.4 tax benefit in 2007)	(1)	-

Comprehensive income of FPL Group	$456	$255

	Six Months Ended June 30,

	2007	2006

	(millions)

Net income of FPL Group	$555	$487
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $34 tax benefit and $38 tax expense, respectively)	(49)	55
Reclassification from OCI to net income
(net of $13 and $13 tax expense, respectively)	19	20
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains
(net of $4 and $4 tax expense, respectively)	7	8
Reclassification from OCI to net income
(net of $1 tax benefit and $1 tax expense, respectively)	(3)	1
Net unrealized gains (losses) on available for sale securities
(net of $8 tax expense and $2 tax benefit, respectively)	13	(3)
Supplemental retirement plan liability adjustment
(net of $0.5 tax expense in 2006)	-	1
Defined benefit pension and other benefits plans
(net of $0.9 tax benefit in 2007)	(1)	-

Comprehensive income of FPL Group	$541	$569

Approximately $26 million of losses included in FPL Group's accumulated other comprehensive income at June 30, 2007 will be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.  Accumulated other comprehensive income is shown as a separate line item on the condensed consolidated balance sheets of FPL Group.

5.  Common Stock

The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:
	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(millions, except per share amounts)

Numerator - net income	$405	$236	$555	$487

Denominator:
Weighted-average number of common shares
outstanding - basic	397.6	394.3	397.2	391.8
Restricted stock, performance share awards,
options, warrants and equity units (a)	2.8	2.4	2.8	3.1

Weighted-average number of common shares
outstanding - assuming dilution	400.4	396.7	400.0	394.9

Earnings per share of common stock:
Basic	$1.02	$0.60	$1.40	$1.24
Assuming dilution	$1.01	$0.60	$1.39	$1.23
_____________________
(a)

Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period were the end of the term of the award.  Restricted stock, performance share awards, options, warrants and, for the six months ended June 30, 2006, equity units (known as Corporate Units) are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Common shares issuable upon the exercise of stock options which were not included in the denominator above due to their antidilutive effect were approximately 0.3 million for both the three and six months ended June 30, 2006 and none for the comparable 2007 periods.

6.  Regulatory Matters

Securitization - FPL was affected by four hurricanes in 2005 and three hurricanes in 2004 which caused major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in the storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, FPL formed a wholly-owned bankruptcy remote special purpose subsidiary for the purpose of issuing storm-recovery bonds, pursuant to the securitization provisions of Section 366.8260 of the Florida Statutes and a Florida Public Service Commission (FPSC) financing order.  In May 2007, the FPL subsidiary issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds) primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million for a storm and property insurance reserve.  The storm-recovery bonds were issued in four tranches with interest rates ranging from 5.0530% to 5.2555% and final maturity dates ranging from 2013 to 2021.  Although principal on the storm-recovery bonds is due on the final maturity date (the date by which the principal must be repaid to prevent a default) for each tranche, it is expected to be paid semiannually and sequentially beginning February 1, 2008, when the first semiannual interest payment becomes due.

In connection with this financing, net proceeds, after estimated debt issuance costs, to the FPL subsidiary (approximately $642 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the FPL subsidiary that issued the bonds.  The storm-recovery bonds are payable only from and secured by the storm-recovery property.  FPL, as servicer, collects storm-recovery charges on behalf of the subsidiary and remits them to the trustee under the indenture pursuant to which the storm-recovery bonds were issued for payment of fees and expenses and payment of principal and interest on the storm-recovery bonds.  The FPL subsidiary is consolidated for financial reporting purposes; however, the storm-recovery bonds do not constitute a debt, liability or other legal obligation of, or interest in, FPL or any of its affiliates other than the FPL subsidiary that issued the storm-recovery bonds.  The assets of the FPL subsidiary that issued the storm-recovery bonds, including the storm-recovery property, are not available to pay creditors of FPL or any of its affiliates other than the subsidiary that issued the storm-recovery bonds.

In connection with this financing, the net proceeds to FPL from the sale of the storm-recovery property were used primarily to reimburse FPL for its estimated net of tax storm reserve deficiency as of May 31, 2007 (approximately $519 million) and provide for a storm and property insurance reserve fund (approximately $123 million net of tax and included in special use funds on FPL Group's and FPL's June 30, 2007 condensed consolidated balance sheets).  Upon the issuance of the storm-recovery bonds, the storm reserve deficiency was reclassified to securitized storm-recovery costs on FPL Group's and FPL's condensed consolidated balance sheets.  As storm-recovery charges are billed to customers, the securitized storm-recovery costs are amortized, the amount of which is included in storm cost amortization on FPL Group's and FPL's condensed consolidated statements of income.

The storm and property insurance reserve of approximately $200 million funded on an after-tax basis with proceeds from the issuance of the storm-recovery bonds is not reflected in FPL Group's and FPL's condensed consolidated balance sheets as of June 30, 2007 because the associated regulatory asset does not meet the specific recognition criteria under FAS 71.  As a result, the storm and property insurance reserve will be recognized as a regulatory liability as the storm-recovery charges are billed to customers and charged to storm cost amortization on FPL Group's and FPL's condensed consolidated statements of income.  Although FPL Group's and FPL's condensed consolidated balance sheets as of June 30, 2007 reflect a storm and property insurance reserve of approximately $1 million (included in regulatory liabilities - other on FPL Group's and FPL's condensed consolidated balance sheets), FPL has the capacity to absorb up to $200 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.

Other - In June 2007, the FPSC denied FPL's petition for need for two ultra super critical pulverized coal generating units in Glades County, Florida.  In July 2007, FPL filed a petition with the FPSC requesting authorization to defer, until the next retail base rate proceeding, approximately $35 million of preconstruction costs associated with the coal units, with amortization over a five-year period beginning when new base rates are implemented.  These costs are currently reflected in other assets on FPL Group's and FPL's condensed consolidated balance sheets.  If the petition is not approved, the $35 million will be expensed.  FPL is considering various options to meet its service territory's power needs in the future.

7.  Debt

In January 2007, an indirect wholly-owned subsidiary of FPL Energy entered into an interest rate swap agreement to pay a fixed rate of 5.39% on approximately $547 million of its variable rate limited recourse debt in order to limit cash flow exposure.

In April 2007, FPL issued $300 million principal amount of 5.85% first mortgage bonds maturing in May 2037.  The proceeds were used to repay a portion of FPL's short-term borrowings and for other corporate purposes.

Also, in April 2007, FPL and FPL Group Capital Inc (FPL Group Capital) each entered into a new five-year revolving credit and letter of credit facility aggregating $6.5 billion ($4.0 billion for FPL Group Capital and $2.5 billion for FPL) expiring in April 2012.  These new facilities replaced the previously existing five-year credit facilities aggregating $4.5 billion.

Additionally, in April 2007, FPL Group Capital borrowed $50 million pursuant to a term loan facility, which increased the outstanding amount under the term loan facility from $150 million to $200 million, and extended the maturity date of the term loan facility from June 2008 to June 2009.

In May 2007, FPL made an early repayment on its $250 million revolving term loan facility.  Also in May 2007, pursuant to the securitization provisions of Section 366.8260 of the Florida Statutes and an FPSC financing order, a wholly-owned subsidiary of FPL issued $652 million aggregate principal amount of storm-recovery bonds.  See Note 6 - Securitization.

In June 2007, FPL Group Capital issued $400 million principal amount of Series C Junior Subordinated Debentures due 2067.  The debentures initially bear interest at 6.65% per year and, beginning June 15, 2017, will bear interest at the three-month London InterBank Offered Rate (LIBOR) plus 212.5 basis points, reset quarterly.  The proceeds from the debentures were added to FPL Group Capital's general funds, which FPL Group Capital used to repay a portion of commercial paper issued to fund investments by FPL Group Capital in independent power projects.  FPL Group guarantees the payment of the debentures on a subordinated basis.

Also in June 2007, an indirect wholly-owned subsidiary of FPL Energy issued an aggregate of $575 million of limited-recourse senior secured notes in three separate series (i) $290 million of 6.31% Series A Notes due 2017, (ii) $35 million of 6.61% Series B Notes due 2027 and (iii) $250 million of 6.96% Series C Notes due 2037.  These notes are secured by liens on FPL Energy's hydroelectric project assets and certain other assets of, and the ownership interest in, the indirect wholly-owned subsidiary.  In addition, another indirect wholly-owned subsidiary of FPL Energy issued $125 million of 7.26% limited-recourse senior secured notes maturing in 2015.  These notes are secured by certain assets of, and the ownership interest in, the indirect wholly-owned subsidiary.  Substantially all of the proceeds from these note issuances were distributed to FPL Energy in return for a portion of the capital contributions that it made to certain of its direct and indirect subsidiaries for the investment by such subsidiaries in the acquisition of, and capital improvements made to, FPL Energy's hydroelectric power projects located primarily in Maine.

8.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind projects and the procurement of nuclear fuel, as well as announced acquisitions.  FPL FiberNet, LLC's (FPL FiberNet) capital expenditures primarily include costs to meet customer specific requirements and sustain its fiber-optic network.  At June 30, 2007, planned capital expenditures for the remainder of 2007 through 2011 were estimated as follows:

	2007	2008	2009	2010	2011	Total

FPL:	(millions)
Generation: (a)
New (b)	$195	$700	$210	$10	$-	$1,115
Existing	355	600	485	565	425	2,430
Transmission and distribution (c)	435	985	1,105	1,055	1,080	4,660
Nuclear fuel	20	130	140	170	110	570
General and other	85	160	170	205	210	830

Total	$1,090	$2,575	$2,110	$2,005	$1,825	$9,605

FPL Energy:
Wind (d)	$1,050	$1,960	$10	$10	$5	$3,035
Nuclear (e)	1,050	155	120	165	115	1,605
Gas	50	50	65	70	25	260
Other	40	40	10	5	10	105

Total	$2,190	$2,205	$205	$250	$155	$5,005

FPL FiberNet	$6	$11	$11	$11	$11	$50

_____________________
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $16 million, $52 million, $53 million and $6 million in 2007, 2008, 2009 and 2010, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)

Includes estimated capital costs associated with FPL's initiative to enhance its electrical grid as a result of heightened hurricane activity and in response to concerns expressed by the community, state leaders and regulators, as well as the FPSC's approved storm preparedness plan (collectively, Storm Secure® Plan).  These capital costs are subject to change over time based on, among other things, productivity enhancements and prioritization.

(d)

Capital expenditures for new wind projects are estimated through 2008, when eligibility for PTCs for new wind projects is scheduled to expire.  FPL Energy expects to add approximately 1,500 megawatts (mw) to 2,000 mw of new wind generation per year from 2009 through 2012, subject to continued public policy support, the cost of which is estimated to be approximately $3 billion for 2009 and $3 billion to $4 billion in each of 2010 and 2011.

(e)	Includes nuclear fuel for Seabrook Station (Seabrook) and Duane Arnold Energy Center (Duane Arnold) and, in 2007, the pending acquisition of Point Beach Nuclear Power Plant (Point Beach).

In addition to estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  At June 30, 2007, FPL Energy had approximately $4.2 billion in firm commitments, primarily for the purchase of wind turbines and towers, natural gas transportation, purchase and storage, firm transmission service, nuclear fuel for Seabrook and Duane Arnold and a portion of its projected capital expenditures, including the pending acquisition of Point Beach for approximately $1 billion which is subject to certain adjustments at closing.  The Point Beach transaction is subject to, among other things, the receipt of approvals from various federal and state regulatory agencies.  FPL Energy expects to close the transaction in the second half of 2007.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002 be recorded on the balance sheet.  At June 30, 2007, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The term of the guarantees is equal to the term of the related debt, with remaining terms ranging from 1 year to 11 years.  The maximum potential amount of future payments that could be required under these guarantees at June 30, 2007 was approximately $16 million.  At June 30, 2007, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of June 30, 2007.

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

Contracts - FPL has entered into long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power annually through mid-2015 and 375 mw annually thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 700 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2009 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 935 mw of power with expiration dates ranging from 2009 through 2012.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts with expiration dates through 2028 for the purchase of natural gas, coal and oil, transportation of natural gas and coal, and storage of natural gas.

FPL Energy has entered into several contracts for the purchase of wind turbines and towers in support of a portion of its planned new wind generation.  In addition, FPL Energy has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2007 through 2036.  FPL Energy also has several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from 2007 to 2018.

The required capacity and minimum payments under these contracts as of June 30, 2007 were estimated as follows:
	2007	2008	2009	2010	2011	Thereafter

FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$100	$210	$220	$220	$210	$960
Qualifying facilities (b)	$160	$320	$320	$290	$260	$3,190
Other electricity suppliers (b)	$25	$55	$50	$10	$10	$5
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$40	$80	$90	$40	$-	$-
Natural gas, including transportation and storage (c)	$1,420	$1,280	$325	$260	$260	$2,155
Coal (c)	$35	$35	$20	$10	$10	$-
Oil (c)	$490	$-	$-	$-	$-	$-

FPL Energy	$720	$1,265	$120	$115	$80	$695
_____________________
(a)

Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $142 million and $155 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $293 million and $300 million for the six months ended June 30, 2007 and 2006, respectively.

(b)

Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $103 million and $108 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $202 million and $199 million for the six months ended June 30, 2007 and 2006, respectively.

(c)						Recoverable through the fuel clause.

In addition, FPL has entered into several long-term agreements for storage capacity and transportation of natural gas from facilities that have not yet begun construction.  These agreements range from 12 to 23 years in length and contain firm commitments totaling up to approximately $131 million annually or $2.4 billion over the terms of the agreements.  These firm commitments are contingent upon the occurrence of certain events, including approval by the Federal Energy Regulatory Commission (FERC) and completion of construction of the facilities in 2008 and 2009.

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

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $141 million ($97 million for FPL), plus any applicable taxes, in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $5 million and $4 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, FPL has essentially no insurance coverage on its transmission and distribution property and FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Should FPL's future storm restoration costs exceed the reserve amount (see Note 6 - Securitization), FPL may recover prudently incurred storm restoration costs either through securitization pursuant to Section 366.8260 of the Florida Statutes or through surcharges approved by the FPSC.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL, would be borne by FPL Group and FPL and could have a material adverse effect on FPL Group's and FPL's financial condition and results of operations.

Litigation - In 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Clean Air Act.  In May 2001, the EPA amended its complaint to allege, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining proper permitting, and without complying with performance and technology standards as required by the Clean Air Act.  It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions.  The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997 and $27,500 per day thereafter for each violation.  The EPA further revised its civil penalty rule in February 2004, such that the maximum penalty is $32,500 per day for each violation after March 15, 2004.  Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.  In June 2001, a federal district court stayed discovery and administratively closed the case and the EPA has not yet moved to reopen the case.  In April 2007, the U.S. Supreme Court in a separate unrelated case rejected an argument that a "major modification" occurs at a plant only when there is a resulting increase in the hourly rate of air emissions.  Georgia Power Company has made a similar argument in defense of its case, but has other factual and legal defenses that are unaffected by the Supreme Court's decision.

In 2001, Florida Municipal Power Agency (FMPA) filed with the U.S. Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members.  This matter arose from a 1993 FPL filing of a comprehensive restructuring of its then-existing tariff structure.  All issues related to that filing were settled in September 2000 except for three issues reserved by FMPA: (i) FMPA's request for transmission credits related to the costs of its transmission facilities (the crediting issue), (ii) treatment of behind-the-meter generation and load ratio pricing for network integration transmission service (the behind-the-meter issue), and (iii) exclusions from FPL's transmission rates of the costs of FPL's facilities that fail to meet the same integration test that was applied to FMPA's facilities with respect to the crediting issue (the rate base issue).  The FERC and the DC Circuit have rejected FMPA's claim for transmission credits, which would have reduced FMPA's payment obligation to FPL for network integration transmission service.

With regard to the behind-the-meter issue, the FERC rejected FMPA's argument that its obligation to pay for network integration transmission service should be reduced to the extent that FPL allegedly cannot provide transmission service because of "physical transmission limitations."  In June 2005, the DC Circuit remanded the case to the FERC for further consideration.  In December 2005, the FERC issued an order on remand finding that load ratio share pricing is appropriate notwithstanding constraints on a third-party's system.  In January 2006, FMPA filed a rehearing request of this order with the FERC, which the FERC denied in July 2006.  FMPA submitted a petition for review of the FERC's December 2005 and July 2006 orders at the DC Circuit.  The parties have submitted briefs to the court, and the case is pending.

With regard to the rate base issue, in May 2004 FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to that filing, FPL's current network transmission rate would have been reduced by $0.02 per kilowatt (kw) per month.  In June 2004, FMPA filed a protest to FPL's compliance filing, arguing that FPL's current network transmission rate should be reduced by approximately $0.41 per kw per month.  In January 2005, the FERC issued an order on FPL's compliance filing.  In the order, the FERC accepted FPL's standards for analyzing the transmission system and agreed that FPL's "Georgia Ties" and "Turkey Point Lines" are part of FPL's integrated grid.  The FERC required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  FPL made this compliance filing in April 2005, under which FPL's current rate would be reduced by $0.04 per kw per month.  In May 2005, FMPA protested FPL's compliance filing and argued that FPL's rates should be reduced by an additional $0.20 per kw per month, potentially resulting in a refund obligation to FMPA of approximately $23 million at June 30, 2007.  Any reduction in FPL's network service rate also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The potential refund obligation to Seminole based on FMPA's position is approximately $11 million at June 30, 2007.

In December 2005, the FERC issued an order accepting FPL's April 2005 compliance filing in part, rejecting it in part, and directing the submission of a further compliance filing.  The FERC concluded that it is not clear whether FPL failed to test its non-radial facilities in a manner comparable to the way it tested FMPA's facilities.  FPL filed a rehearing request in January 2006, which the FERC denied in July 2006.  FPL filed a request for rehearing of the FERC's July 2006 order.  In September 2006, FPL made the required compliance filing, removing additional transmission facilities from rates, which resulted in a refund liability of approximately $4 million to FMPA and approximately $2 million to Seminole at June 30, 2007.  FMPA has protested FPL's filing, claiming again that FPL's rates should be reduced by an additional $0.20 per kw per month.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case is in discovery and has been set for trial in July 2008.

In 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint, as subsequently amended, includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  On February 8, 2006, the plaintiffs filed a notice of appeal of the court's decision, which appeal is pending before the U.S. Court of Appeals for the Eleventh Circuit.

In 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint, as subsequently amended, are virtually identical to those contained in the Finestone lawsuit described above.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  On February 8, 2006, the plaintiffs filed a notice of appeal of the court's decision, which appeal is pending before the U.S. Court of Appeals for the Eleventh Circuit.

In 2003, Pedro C. and Emilia Roig brought an action on behalf of themselves and their son, Pedro Anthony Roig, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (the state court), which was removed in October 2003 to the U.S. District Court for the Southern District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies and FPL, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The sources of mercury exposure are alleged to be vaccines containing a preservative called thimerosal that were allegedly manufactured and distributed by the drug companies, mercury amalgam dental fillings, and emissions from FPL power plants in southeast Florida.  The complaint includes counts against all defendants for civil battery and against FPL for alleged negligence in operating the plants such that the son was exposed to mercury and other heavy metals emissions.  The damages demanded from FPL are for injuries and losses allegedly suffered by the son as a result of his exposure to the plants' mercury emissions and the parents' alleged pain and suffering, medical expenses, loss of wages, and loss of their son's services and companionship.  No amount of damages is specified.  The U.S. District Court remanded the action back to the state court.  The drug manufacturing and distribution companies have moved to dismiss the action.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until requested by the plaintiffs.

In 2003, Edward and Janis Shiflett brought an action on behalf of themselves and their son, Phillip Benjamin Shiflett, in the Circuit Court of the Eighteenth Judicial Circuit in and for Brevard County, Florida (the state court), which was removed in January 2004 to the U.S. District Court for the Middle District of Florida, against Aventis Pasteur and a number of other named and unnamed drug manufacturing and distribution companies, FPL and the Orlando Utilities Commission, alleging that their son has suffered toxic neurological effects from mercury poisoning.  The allegations, counts and damages demanded in the complaint with respect to FPL are virtually identical to those contained in the Roig lawsuit described above.  FPL's motion to dismiss the complaint was denied.  The U.S. District Court subsequently remanded the action back to the state court.  The state court subsequently dismissed the drug manufacturing and distribution companies from the action.  Plaintiffs' appeal of that order is pending before the Florida Fifth District Court of Appeal.  Plaintiffs and FPL have agreed that FPL will not respond to the complaint until requested by the plaintiffs.

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy was added as a defendant in 2005.  The petition alleged that the FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of energy each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million.  The FPL Energy Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim, as amended, asserted claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and sought termination of the contract and damages.  Following a jury trial in June 2007, among other findings, both TXU and the FPL Energy Affiliates were found to have breached the contract.  Based on these findings and prior rulings from the trial court, the contract is not terminated and neither party should recover any damages.  Post trial motions have been filed to conform the verdict and rulings into a final judgment.

In September 2006, PT Pertamina, Indonesia's state-owned oil/energy company, filed an action against Karaha Bodas Company, LLC (KBC), an entity in which FPL Energy owns an equity interest, in the Grand Court of the Cayman Islands for fraud and for an injunction prohibiting KBC from disposing of, dealing with or diminishing the value of any of KBC's assets up to the value of PT Pertamina's funds KBC received as a result of a court judgment (approximately $320 million) pending resolution of the fraud claim.  FPL Energy's portion of the damages being sought is approximately $145 million.  KBC sought and in December 2006 received from the U.S. District Court for the Southern District of New York an anti-suit injunction against the plaintiff, prohibiting the plaintiff from pursuing the fraud action, or any similar action, and the request for injunctive relief in the Cayman court or any other court worldwide.  The plaintiff's appeal of that order to the U.S. Court of Appeals for the Second Circuit is pending.

In addition to those legal proceedings discussed above, FPL Group and its subsidiaries, including FPL, are involved in a number of other legal proceedings and claims in the ordinary course of their businesses.  Generating plants in which FPL Group or FPL have an ownership interest are also involved in legal proceedings and claims, the liabilities from which, if any, would be shared by FPL Group or FPL.

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

9.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a competitive energy business.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:
	Three Months Ended June 30,

	2007				2006

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$2,905	$983	$41	$3,929	$2,999	$771	$39	$3,809
Operating expenses	$2,522	$703	$40	$3,265	$2,660	$664	$50	$3,374
Net income (loss) (b)	$211	$203	$(9)	$405	$182	$90	$(36)	$236

	Six Months Ended June 30,

	2007				2006

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$5,353	$1,567	$84	$7,004	$5,583	$1,723	$87	$7,393
Operating expenses	$4,723	$1,240	$79	$6,042	$4,998	$1,386	$101	$6,485
Net income (loss) (b)	$337	$248	$(30)	$555	$305	$244	$(62)	$487

	June 30, 2007				December 31, 2006

	FPL	FPL Energy	Corporate & Other	Total	FPL	FPL Energy	Corporate & Other	Total

(millions)

Total assets	$23,360	$12,175	$1,808	$37,343	$23,073	$11,371	$1,547	$35,991
_____________________
(a)

FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction. Residual non-utility interest charges are included in Corporate and Other.

(b)		See Note 3 for a discussion of FPL Energy's tax benefits related to PTCs recognized based on its tax sharing agreement with FPL Group.

10.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income
	Three Months Ended June 30,

	2007				2006

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$1,025	$2,904	$3,929	$-	$812	$2,997	$3,809
Operating expenses	-	(744)	(2,521)	(3,265)	(6)	(710)	(2,658)	(3,374)
Interest charges	(5)	(104)	(69)	(178)	(5)	(103)	(70)	(178)
Other income (deductions) - net	404	38	(396)	46	253	43	(242)	54

Income (loss) before income taxes	399	215	(82)	532	242	42	27	311
Income tax expense (benefit)	(6)	28	105	127	6	(26)	95	75

Net income (loss)	$405	$187	$(187)	$405	$236	$68	$(68)	$236

	Six Months Ended June 30,

	2007				2006

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$1,654	$5,350	$7,004	$-	$1,813	$5,580	$7,393
Operating expenses	-	(1,322)	(4,720)	(6,042)	(11)	(1,479)	(4,995)	(6,485)
Interest charges	(10)	(217)	(131)	(358)	(11)	(204)	(132)	(347)
Other income (deductions) - net	563	62	(541)	84	513	69	(504)	78

Income (loss) before income taxes	553	177	(42)	688	491	199	(51)	639
Income tax expense (benefit)	(2)	(38)	173	133	4	(5)	153	152

Net income (loss)	$555	$215	$(215)	$555	$487	$204	$(204)	$487

_____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets
	June 30, 2007				December 31, 2006

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$11,422	$26,383	$37,805	$-	$10,466	$25,686	$36,152
Less accumulated depreciation and amortization	-	(2,013)	(9,967)	(11,980)	-	(1,805)	(9,848)	(11,653)

Total property, plant and equipment - net	-	9,409	16,416	25,825	-	8,661	15,838	24,499

CURRENT ASSETS
Cash and cash equivalents	1	651	71	723	-	556	64	620
Receivables	826	881	172	1,879	170	683	803	1,656
Other	6	678	1,415	2,099	10	767	1,946	2,723

Total current assets	833	2,210	1,658	4,701	180	2,006	2,813	4,999

OTHER ASSETS
Investment in subsidiaries	9,923	-	(9,923)	-	9,892	-	(9,892)	-
Other	1,308	1,673	3,836	6,817	1,166	1,747	3,580	6,493

Total other assets	11,231	1,673	(6,087)	6,817	11,058	1,747	(6,312)	6,493

TOTAL ASSETS	$12,064	$13,292	$11,987	$37,343	$11,238	$12,414	$12,339	$35,991

CAPITALIZATION
Common shareholders' equity	$10,202	$3,147	$(3,148)	$10,201	$9,930	$2,354	$(2,354)	$9,930
Long-term debt	-	5,634	4,688	10,322	-	5,377	4,214	9,591

Total capitalization	10,202	8,781	1,540	20,523	9,930	7,731	1,860	19,521

CURRENT LIABILITIES
Debt due within one year	-	1,412	1,094	2,506	-	2,112	630	2,742
Accounts payable	3	416	828	1,247	-	325	735	1,060
Other	744	817	879	2,440	222	749	1,720	2,691

Total current liabilities	747	2,645	2,801	6,193	222	3,186	3,085	6,493

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	257	1,615	1,872	-	248	1,572	1,820
Accumulated deferred income taxes	264	1,112	2,269	3,645	269	945	2,218	3,432
Regulatory liabilities	531	-	3,230	3,761	531	-	3,121	3,652
Other	320	497	532	1,349	286	304	483	1,073

Total other liabilities and deferred credits	1,115	1,866	7,646	10,627	1,086	1,497	7,394	9,977

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$12,064	$13,292	$11,987	$37,343	$11,238	$12,414	$12,339	$35,991

_____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30,

	2007				2006

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$489	$457	$904	$1,850	$49	$197	$228	$474

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and independent power
investments	(12)	(758)	(934)	(1,704)	-	(1,140)	(975)	(2,131)
Other - net	15	213	(363)	(135)	-	(14)	(42)	(40)

Net cash provided by (used in) investing activities	3	(545)	(1,297)	(1,839)	-	(1,154)	(1,017)	(2,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	1,133	934	2,067	-	604	937	1,541
Retirements of long-term debt	-	(1,184)	(250)	(1,434)	-	(624)	(135)	(759)
Net change in short-term debt	-	(467)	239	(228)	-	734	(201)	533
Proceeds from purchased Corporate Units	-	-	-	-	210	-	-	210
Payments to terminate Corporate Units	-	-	-	-	(258)	-	-	(258)
Issuances of common stock	27	-	-	27	303	-	-	303
Dividends on common stock	(326)	-	-	(326)	(296)	-	-	(296)
Other - net	(192)	701	(523)	(14)	(11)	(154)	192	27

Net cash provided by (used in) financing activities	(491)	183	400	92	(52)	560	793	1,301

Net increase (decrease) in cash and cash equivalents	1	95	7	103	(3)	(397)	4	(396)
Cash and cash equivalents at beginning of period	-	556	64	620	7	467	56	530

Cash and cash equivalents at end of period	$1	$651	$71	$723	$4	$70	$60	$134

_____________________
(a)							Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2006 Form 10-K for FPL Group and FPL.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

Summary - Presented below is a summary of net income by reportable segment (see Note 9):
	Three Months Ended June 30,			Six Months Ended June 30,

	2007	2006	Increase	2007	2006	Increase

	(millions)

FPL	$211	$182	$29	$337	$305	$32
FPL Energy	203	90	113	248	244	4
Corporate and Other	(9)	(36)	27	(30)	(62)	32

FPL Group Consolidated	$405	$236	$169	$555	$487	$68

FPL's improved results for the three- and six-month periods reflect continued customer growth and a retail base rate increase for the placement of Turkey Point Unit No. 5 in service on May 1, 2007, partly offset by lower customer usage and higher depreciation expense recovered under base rates.  In addition, disallowed storm costs, net of interest income recorded on 2005 storm restoration costs approved for recovery by the FPSC, reduced net income for the three and six months ended June 30, 2006 by approximately $28 million.  Total depreciation for the three and six months ended June 30, 2007 was lower than the prior year as depreciation expense recovered through cost recovery clauses declined.

FPL Energy's net income for the three and six months ended June 30, 2006 has been adjusted to reflect the retrospective application of an FASB Staff Position related to planned major maintenance activities adopted by FPL Group effective December 31, 2006.  FPL Energy's results for the three and six months ended June 30, 2007 reflect improved market conditions, additional earnings from new investments and the benefits of increased gains from its full energy and capacity requirements services.  In addition, FPL Group's and FPL Energy's net income for the three months ended June 30, 2007 reflect net unrealized mark-to-market after-tax gains from non-qualifying hedges of approximately $58 million and for the six months ended June 30, 2007 reflect net unrealized mark-to-market after-tax losses from non-qualifying hedges of approximately $68 million.  For the three months ended June 30, 2006, FPL Energy recorded net unrealized mark-to-market after-tax losses from non-qualifying hedges of approximately $20 million and for the six months ended June 30, 2006, FPL Energy recorded net unrealized mark-to-market after-tax gains from non-qualifying hedges of approximately $2 million.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains/losses as the underlying transactions are realized.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles.

Results for Corporate and Other for the three and six months ended June 30, 2007 reflect approximately $3 million and $6 million, respectively, of after-tax interest income accrued on unrecognized tax benefits in accordance with a new accounting pronouncement, lower interest expense and additional federal and state tax benefits.  Results for the three and six months ended June 30, 2006 reflect approximately $4 million and $7 million, respectively, of after-tax merger-related costs associated with the proposed merger between FPL Group and Constellation Energy Group, Inc. (Constellation Energy), which was terminated in October 2006.  See Note 3 for a discussion of FIN 48 and Note 9 for segment information.

FPL Group's effective income tax rates for the three and six months ended June 30, 2007 and 2006 reflect the benefit of PTCs for wind projects at FPL Energy.  PTCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $50 million and $103 million for the three and six months ended June 30, 2007, respectively, and approximately $38 million and $81 million for the comparable periods in 2006.  See Note 3.

FPL Group and its subsidiaries segregate unrealized mark-to-market gains and losses on derivative transactions into two categories.  The first category, referred to as trading activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts.  The second category, referred to as non-qualifying hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under FAS 133) and the ineffective portion of transactions accounted for as cash flow hedges.  FPL Group uses derivative instruments to reduce its commodity price and interest rate risk.

FPL Group's management uses earnings excluding certain items (adjusted earnings), which in 2007 and 2006 were the unrealized mark-to-market effect of non-qualifying hedges and, in 2006 also included merger-related costs, internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as inputs in determining whether performance targets are met for performance-based compensation under FPL Group's employee incentive compensation plans.  FPL Group also uses adjusted earnings when communicating its earnings outlook to investors.  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.

FPL - FPL's net income for the three months ended June 30, 2007 and 2006 was $211 million and $182 million, respectively; net income for the six months ended June 30, 2007 and 2006 was $337 million and $305 million, respectively.  In 2007, FPL's net income benefited from continued customer growth and a retail base rate increase for the placement of Turkey Point Unit No. 5 in service on May 1, 2007, partly offset by lower customer usage and higher depreciation expense recovered under base rates.  In addition, disallowed storm costs, net of interest income recorded on 2005 storm restoration costs approved for recovery by the FPSC, reduced net income for the three and six months ended June 30, 2006 by approximately $28 million.  Total depreciation for the three and six months ended June 30, 2007 was lower than the prior year as depreciation expense recovered through cost recovery clauses declined.

FPL's operating revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(millions)

Retail base	$955	$956	$1,748	$1,733
Fuel cost recovery	1,561	1,618	2,848	3,040
Other cost recovery clauses and pass-through costs	350	391	679	735
Other, primarily transmission and wholesale sales
and customer-related fees	39	34	78	75

Total	$2,905	$2,999	$5,353	$5,583

For the three months ended June 30, 2007, retail customer usage decreased 5.2% primarily due to mild weather, partly offset by economic conditions and other factors, which decreased retail base revenues by approximately $47 million.  A 2.2% increase in the average number of retail customer accounts increased retail base revenues by approximately $21 million.  In addition, a base rate increase resulting from the placement of Turkey Point Unit No. 5 in service on May 1, 2007 increased retail base revenues by approximately $25 million.

For the six months ended June 30, 2007, an increase in the average number of retail customers of 2.2% increased retail base revenues by approximately $38 million and a 2.5% decrease in usage per retail customer decreased retail base revenues by approximately $48 million.  The decrease in retail usage was primarily due to weather and the elasticity effect on customer usage of higher electricity prices partly offset by economic conditions.  In addition, the base rate increase resulting from the placement of Turkey Point Unit No. 5 in service on May 1, 2007 increased retail base revenues by approximately $25 million.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, do not significantly affect net income; however, underrecovery or overrecovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in capacity charges, franchise fee costs, the impact of changes in other operations and maintenance (O&M) and depreciation expenses on the underlying cost recovery clause, as well as changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes, respectively, in the condensed consolidated statements of income.

The decline in fuel cost recovery revenues reflects the January 2007 lowering of the retail fuel charge by approximately 7.2% and another 2.3% decline on May 1, 2007 when Turkey Point Unit No. 5 was placed in service.  In January 2006, the retail fuel charge had been increased approximately 46% in response to significantly higher fuel prices.

In May 2007, a wholly-owned subsidiary of FPL issued $652 million aggregate principal amount of storm-recovery bonds primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million for a storm and property insurance reserve.  The storm-recovery bonds, including interest and bond issuance costs, are being repaid through a surcharge to retail customers.  Prior to the issuance of these storm-recovery bonds, FPL had been recovering from retail customers the 2004 storm restoration costs through a storm damage surcharge.  Both the revenues from the 2004 storm damage surcharge and the storm-recovery bonds surcharge are included in other cost recovery clauses and pass-through costs.  See Note 6 - Securitization.  For the three months ended June 30, 2007 and 2006, the amount billed to retail customers related to the 2004 unrecovered storm restoration costs and, for the 2007 period, storm-recovery bonds surcharge amounted to approximately $23 million and $37 million, respectively.  The corresponding amounts for the six months ended June 30, 2007 and 2006 were $46 million and $70 million, respectively.  Revenues from other cost recovery clauses and pass-through costs also declined in the three and six months ended June 30, 2007 due to the absence in 2007 of the recovery of a portion of litigation costs that FPL had been recovering since 2002 through the capacity clause.  See further discussion below of depreciation and amortization expense.

The major components of FPL's fuel, purchased power and interchange expense are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(millions)

Fuel and energy charges during the period	$1,647	$1,569	$2,799	$2,679
Recovery of costs incurred in a prior period	23	186	46	372
Net over (under) recovery of costs during the period	(96)	(129)	26	3
Other, primarily capacity charges net of any capacity deferral	124	125	241	235

Total	$1,698	$1,751	$3,112	$3,289

The increase in fuel and energy charges for the three months ended June 30, 2007 reflects approximately $129 million related to higher fuel and energy prices partly offset by approximately $51 million attributable to lower energy sales.  The increase in fuel and energy charges for the six months ended June 30, 2007 reflects higher fuel and energy prices of approximately $140 million partly offset by approximately $20 million attributable to lower energy sales.  The recovery of costs incurred in a prior period represents the collection of underrecovered fuel costs the FPSC permitted FPL to start collecting at the beginning of the respective year.  The net overrecovery (underrecovery) of costs during the period represents fuel clause collections from customers which were higher (lower) than fuel and energy costs incurred.  The decrease in deferred clause and franchise expenses and increase in deferred clause and franchise revenues (current and noncurrent, collectively) on FPL Group's and FPL's condensed consolidated balance sheets at June 30, 2007 totaling approximately $50 million positively affected FPL Group's and FPL's cash flows from operations for the six months ended June 30, 2007.

FPL's O&M expenses for each of the three and six months ended June 30, 2007 increased approximately $7 million reflecting higher nuclear costs of $20 million and $23 million, respectively, and higher customer service and employee benefit costs (collectively, approximately $3 million and $10 million, respectively).  The increase in nuclear costs also reflects a partial reversal in the second quarter of 2006 of sleeving costs recorded in 2005 that FPL expected to spend, but did not, during the spring 2006 outage of the St. Lucie Unit No. 2 nuclear plant in order to comply with the Nuclear Regulatory Commission (NRC) regulations concerning tube plugging in the unit's two steam generators.  These increases were offset by lower distribution costs of approximately $11 million and $24 million, respectively, reflecting timing of expenditures as well as the prior year periods reflecting additional fleet vehicle and storm restoration expenses.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.  Management expects O&M expenses in 2007 to continue trending upward, reflecting an expected increase of approximately $15 million in Storm Secure Plan costs for the year, higher fossil generation costs reflecting the placement of Turkey Point Unit No. 5 into service and higher nuclear, employee benefit and customer service costs.

In June 2007, the FPSC denied FPL's petition for need for two ultra super critical pulverized coal generating units in Glades County, Florida.  In July 2007, FPL filed a petition with the FPSC requesting authorization to defer, until the next retail base rate proceeding, approximately $35 million of preconstruction costs associated with the coal units, with amortization over a five-year period beginning when new base rates are implemented.  These costs are currently reflected in other assets on FPL Group's and FPL's condensed consolidated balance sheets.  If the petition is not approved, the $35 million will be expensed.  FPL is considering various options to meet its service territory's power needs in the future.

Depreciation and amortization expense for the three and six months ended June 30, 2007 decreased approximately $3 million and $10 million, respectively, reflecting the full recovery in 2006 through cost recovery clauses of $222.5 million of litigation costs that FPL had been recovering over a five-year period that began January 1, 2002.  This was partially offset by higher depreciation on transmission and distribution facilities to support customer growth and demand and depreciation on Turkey Point Unit No. 5, a 1,144 mw natural gas-fired generating unit that was placed in service on May 1, 2007.

Interest charges for the three and six months ended June 30, 2007 reflect higher allowance for borrowed funds used during construction (AFUDC - debt) on two 1,220 mw natural gas-fired combined cycle units in western Palm Beach County, Florida, the steam generator replacement project at St. Lucie Unit No. 2 and the nuclear spent fuel storage projects, partly offset, for the three months ended June 30, 2007, by lower AFUDC - debt on Turkey Point Unit No. 5.  The increase in allowance for equity funds used during construction for the six months ended June 30, 2007 is attributable to the projects discussed above for AFUDC - debt.

FPL Energy - FPL Energy's net income for the three months ended June 30, 2007 and 2006 was $203 million and $90 million, respectively, an increase of $113 million.  FPL Energy's net income for the six months ended June 30, 2007 and 2006 was $248 million and $244 million, respectively, an increase of $4 million.  The primary drivers, on an after-tax basis, of these increases were as follows:
	Increase (Decrease)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

	(millions)

New investments (a)	$18	$44
Existing assets (a)	30	30
Full energy and capacity requirements services and trading	5	32
Restructuring activities and asset sales	(1)	1
Interest expense and other	(17)	(33)
Change in unrealized mark-to-market non-qualifying hedge activity (b)	78	(70)

Net income increase	$113	$4

_____________________
(a)

Includes PTCs on wind projects but does not include allocation of interest expense or corporate general and administrative expenses.  See Note 3 for a discussion of PTCs and Note 9 for a discussion of interest expense allocation.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)		For discussion of derivative instruments, see Note 2 and Summary.

The increase in FPL Energy's results from new investments reflects the addition of over 815 mw of wind and gas generation during or after the three months ended June 30, 2006 and over 1,325 mw of wind, nuclear and gas generation during or after the six months ended June 30, 2006.  The existing asset portfolio for the three and six months ended June 30, 2007 benefited from improved market conditions in the New England Power Pool (NEPOOL) and Electric Reliability Council of Texas (ERCOT) regions partially offset by the impact of lower wind resource, plant outages at the Duane Arnold nuclear facility and the effect of the completion, in January 2007, of the amortization of deferred income under a power purchase agreement related to a combined-cycle plant in the NEPOOL region.  Results in NEPOOL also benefited from a new FERC-approved forward capacity market that began in December 2006.

FPL Energy is currently planning to make alloy 600 pressurizer upgrades to its Seabrook nuclear plant in 2008, but the NRC may require the upgrades in 2007.  Performing these upgrades in 2007 may reduce FPL Energy's 2007 results of operations primarily due to lost revenues during the period the plant is shutdown for such upgrades but it is not expected to significantly affect the estimated capital expenditures for the 2007 through 2011 period.  See Note 8 - Commitments.

FPL Energy's financial results for the three and six months ended June 30, 2007 benefited from increased gains from its full energy and capacity requirements services and trading activities.  Full energy and capacity requirements services included load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.

Interest expense and other for the three and six months ended June 30, 2007 reflects higher interest expense due to higher debt balances as a result of growth in the business.  In addition, interest expense and other includes higher corporate general and administrative expenses to support the growth in the business.

For the three and six months ended June 30, 2007, FPL Energy's net unrealized mark-to-market non-qualifying hedge activity resulted in after-tax gains of approximately $58 million and after-tax losses of approximately $68 million, respectively.  For the three and six months ended June 30, 2006, FPL Energy's net unrealized mark-to-market non-qualifying hedge activity resulted in after-tax losses of approximately $20 million and after-tax gains of approximately $2 million, respectively.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains/losses as the underlying transactions are realized.

FPL Energy's operating revenues for the three months ended June 30, 2007 increased $212 million reflecting $115 million of unrealized mark-to-market gains from non-qualifying hedges as compared to $13 million in the 2006 period.  FPL Energy's operating revenues for the six months ended June 30, 2007 decreased $156 million reflecting $248 million of unrealized mark-to-market losses from non-qualifying hedges as compared to $252 million of gains on such hedges in the 2006 period.  Excluding these mark-to-market changes, operating revenues for the three and six months ended June 30, 2007 increased primarily due to project additions and favorable market conditions in the NEPOOL and ERCOT regions, partially offset by lower wind resource and the impact of outages at Duane Arnold.

FPL Energy's operating expenses for the three months ended June 30, 2007 increased $39 million including $30 million of unrealized mark-to-market losses from non-qualifying hedges compared to $42 million of losses on such hedges in the 2006 period.  FPL Energy's operating expenses for the six months ended June 30, 2007 decreased $146 million reflecting $135 million of unrealized mark-to-market gains from non-qualifying hedges compared to $229 million of losses on such hedges in the 2006 period.  Excluding these mark-to-market changes, operating expenses increased primarily due to additional O&M and depreciation and amortization expenses associated with project additions and, also for the six months ended June 30, 2007, increased fuel costs as a result of market conditions.  FPL Energy expects 2007 O&M expenses to be higher than 2006 O&M expenses, primarily due to costs associated with project additions and plant maintenance.

Equity in earnings of equity method investees decreased $8 million and $10 million for the three and six months ended June 30, 2007, respectively, primarily due to the effect of the completion, in January 2007, of the amortization of deferred income under a power purchase agreement related to a combined-cycle plant in the NEPOOL region and the receipt in the second quarter of 2006 of a partial settlement related to an Indonesian development project.  In addition, equity in earnings of equity method investees for the three and six months ended June 30, 2007 included unrealized mark-to-market gains/losses from non-qualifying hedges of less than $1 million as compared to $5 million and $17 million of losses in the comparable periods in 2006.

PTCs from FPL Energy's wind projects are reflected in FPL Energy's earnings.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $50 million and $103 million for the three and six months ended June 30, 2007, respectively, and approximately $38 million and $81 million for the comparable periods in 2006.  See Note 3.

In December 2006, FPL Energy entered into an agreement to purchase Point Beach, a two-unit, 1,033 mw nuclear power plant located in Wisconsin from Wisconsin Electric Power Company (Wisconsin Electric).  Under the agreement, FPL Energy will purchase the plant, including nuclear fuel, inventory and other items, for a total of approximately $1 billion, subject to certain adjustments at closing.  Under the agreement, FPL Energy will sell the output of Point Beach to Wisconsin Electric under a long-term contract.  The duration of the contract will be, at the option of Wisconsin Electric, either through the current license terms of 2030 for Unit 1 and 2033 for Unit 2 or for a term of 16 or 17 years from the closing date for Units 1 and 2, respectively.  FPL Energy will be responsible for management and operation of the plant, as well as for the ultimate decommissioning of the facility, and expects to receive at least $360 million of decommissioning funds at closing.  The transaction is subject to, among other things, the receipt of approvals from various federal and state regulatory agencies.  FPL Energy expects to close the transaction in the second half of 2007.

FPL Energy expects its future portfolio capacity growth to come primarily from wind development and from asset acquisitions.  FPL Energy plans to add a total of at least 2,000 mw of new wind generation over the 2007 and 2008 period, of which over 1,000 mw are currently under construction and are expected to reach commercial operation by the end of 2007.  In addition, FPL Energy expects to add approximately 1,500 mw to 2,000 mw of new wind generation per year from 2009 through 2012, subject to continued public policy support.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, the operating results of FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates interest charges to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  Each subsidiary's income taxes are calculated based on the "separate return method," except that tax benefits that could not be utilized on a separate return basis, but are utilized on the consolidated tax return, are recorded by the subsidiary.  Any remaining consolidated income tax benefits or detriments are recorded at Corporate and Other.  The major components of Corporate and Other results, on an after-tax basis, are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(millions)

Interest expense	$(20)	$(24)	$(44)	$(47)
Interest accrued on unrecognized tax benefits	3	-	6	-
Merger-related costs	-	(4)	-	(7)
Federal and state tax benefits (detriments)	9	(8)	6	(9)
Other	(1)	-	2	1

Net loss	$(9)	$(36)	$(30)	$(62)

The interest accrued on unrecognized tax benefits represents the net interest recorded on unrecognized tax benefits in accordance with the provisions of FIN 48.  See Note 3.  The merger-related costs represent costs associated with the proposed merger between FPL Group and Constellation Energy, which was terminated in October 2006.  The federal and state tax benefits in 2007 are primarily due to FPL Energy's growth throughout the United States.  The federal and state tax detriments in 2006 primarily represent deferred tax expense resulting from a modification of a Texas franchise tax enacted in 2006.

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

Cash Flow - The changes in cash and cash equivalents are summarized as follows:
	FPL Group		FPL

	Six Months Ended June 30,

	2007	2006	2007	2006

	(millions)

Net cash provided by operating activities	$1,850	$474	$1,284	$409
Net cash used in investing activities	(1,839)	(2,171)	(1,097)	(1,007)
Net cash provided by (used in) financing activities	92	1,301	(180)	602

Net increase (decrease) in cash and cash equivalents	$103	$(396)	$7	$4

The net increase in FPL Group's cash and cash equivalents for the six months ended June 30, 2007 reflects the receipt of cash from the issuance of long-term debt, the return to FPL of margin cash deposits from its counterparties, margin cash deposits from FPL Energy's counterparties and a distribution from KBC.  These inflows were partially offset by the retirements of long-term debt, the payment of common stock dividends, capital expenditures by FPL and capital investments by FPL Energy.

FPL Group's cash flows from operating activities for the six months ended June 30, 2007 reflect the return of margin cash deposits posted in prior periods with FPL counterparties and the receipt of margin cash deposits from FPL Energy's counterparties due to changing energy prices, and the receipt of distributions from equity method investees, including a distribution from KBC as a result of a court judgment.

FPL Group's cash flows from investing activities for the six months ended June 30, 2007 reflect capital investments of approximately $878 million by FPL to meet customer demand and costs associated with its Storm Secure Plan and independent power investments at FPL Energy of approximately $707 million.  FPL Group's cash flows from investing activities also include amounts related to the purchase and sale of restricted securities held in the special use funds, including the reinvestment of fund earnings and new contributions, as well as other investment activity.

During the six months ended June 30, 2007, FPL Group generated proceeds of approximately $2.1 billion from financing activities, including the issuance of $300 million in FPL first mortgage bonds, the issuance of $652 million in storm-recovery bonds, the issuance of $400 million in junior subordinated debentures by FPL Group Capital, the issuance of $700 million in limited-recourse senior secured notes by indirect wholly-owned subsidiaries of FPL Energy and the borrowing of $50 million by FPL Group Capital under a term loan facility.  During the six months ended June 30, 2007, FPL Group paid out approximately $2.0 billion for financing activities, including $1.075 billion for maturing FPL Group Capital debentures, $250 million for the early repayment of an FPL revolving term loan facility, $109 million of principal payments on FPL Energy subsidiary debt, $326 million for the payment of dividends on FPL Group's common stock and a net decrease in short-term debt of approximately $228 million (including a $239 million increase at FPL).  In January 2007, an indirect wholly-owned subsidiary of FPL Energy entered into an interest rate swap agreement to pay a fixed rate of 5.39% on approximately $547 million of its variable rate limited recourse debt in order to limit cash flow exposure.  During the second quarter of 2007, FPL paid dividends to FPL Group of approximately $1.1 billion.

FPL Group's cash flows for the six months ended June 30, 2006 benefited from net issuances of debt and the recovery from customers of previously incurred fuel costs at FPL.  In addition, FPL Group's cash flows benefited from the issuance of common stock, primarily related to its 8% Corporate Units.  These funds were used to fund capital expenditures at FPL and additional investments at FPL Energy, the return of margin cash deposits to FPL counterparties and the payment of storm-related costs at FPL.

The following provides various metrics regarding FPL Group's (including FPL's) and FPL's outstanding debt:
	FPL Group			FPL

	June 30, 2007		December 31, 2006	June 30, 2007		December 31, 2006

Weighted-average annual interest rate (a)	6.2%		6.1%	5.4%		5.4%
Weighted-average life (years)	16.	0	13.1	16.	9	17.9
Average of floating rate debt to total debt (a)	23%		31%	28%		33%
____________________
(a) Calculations include interest rate swaps.

Guarantees and Letters of Credit - FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At June 30, 2007, FPL Group had standby letters of credit of approximately $642 million ($16 million for FPL) and approximately $7,964 million notional amount of guarantees ($356 million for FPL), of which approximately $6,196 million ($342 million for FPL) have expirations within the next five years.  An aggregate of approximately $286 million of the standby letters of credit at June 30, 2007 were issued under FPL's and FPL Group Capital's credit facilities.  See Available Liquidity below.  These letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt-related reserves, nuclear activities and other contractual agreements.  FPL Group and FPL believe it is unlikely that they would incur any liabilities associated with these letters of credit and guarantees.  At June 30, 2007, FPL Group and FPL did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of its debt, including all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  See Note 8 - Commitments.

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

Available Liquidity - At June 30, 2007, FPL Group's total available net liquidity was approximately $7.2 billion and FPL's was approximately $2.8 billion.  The components of each company's net available liquidity at June 30, 2007 were as follows:
	FPL		FPL Group Capital	FPL Group	FPL Group Consoli- dated		Maturity Date

							FPL	FPL Group Capital

	(millions)

Bank revolving lines of credit (a)	$2,500	(b)	$4,000	$-	$6,500	(b)	April 2012	April 2012
Less letters of credit	1		285	-	286

	2,499		3,715	-	6,214

Revolving term loan facility	250		-	-	250		May 2011
Less borrowings	-		-	-	-

	250		-	-	250

Cash and cash equivalents	71		651	1	723

Net available liquidity	$2,820		$4,366	$1	$7,187

____________________
(a)

Provides for the issuance of letters of credit up to $6.5 billion and are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a loss to the companies' or their subsidiaries' operating facilities (including, in the case of FPL, a transmission and distribution property loss), as well as for general corporate purposes.

(b)

Excludes $300 million in senior secured revolving credit facilities of a variable interest entity consolidated by FPL (the VIE) that leases nuclear fuel to FPL, which credit facilities are available only to the VIE.

FPL Group (which guarantees the payment of FPL Group Capital's credit facilities pursuant to a 1998 guarantee agreement) is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL Group Capital's credit facility.  FPL is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL's credit facility and revolving term loan facility.  At June 30, 2007, each of FPL Group and FPL was in compliance with its respective ratio.

In addition to the amounts in the table above, FPL Group Capital and FPL have each established an uncommitted credit facility with a bank to be used for general corporate purposes.  The bank may, at its discretion upon the request of FPL Group Capital or FPL, make a short-term loan or loans to FPL Group Capital or FPL in an aggregate amount determined by the bank, which is subject to change at any time.  The terms of the specific borrowings under the uncommitted credit facilities, including maturity, are set at the time borrowing requests are made by FPL Group Capital or FPL.  At June 30, 2007, there were no amounts outstanding for either FPL Group Capital or FPL under the uncommitted credit facilities.

In addition to the bank lines of credit discussed above, the consolidated VIE that leases nuclear fuel to FPL has established a $100 million senior secured revolving credit facility, which expires in June 2009, and a $200 million senior secured revolving credit facility, which expires August 31, 2007.  Both credit facilities provide backup support for the VIE's commercial paper program.  FPL has provided an unconditional guarantee of the payment obligations of the VIE under the credit facilities, which is included in the guarantee discussion under Guarantees and Letters of Credit above.  At June 30, 2007, the VIE had no outstanding borrowings under the revolving credit facilities and had approximately $228 million of commercial paper outstanding.  In July 2007, FPL began providing a direct guarantee of the VIE's commercial paper program in anticipation of terminating the VIE's revolving credit facilities during the third quarter of 2007.

In addition, FPL has restricted funds set aside (included in special use funds on FPL Group's and FPL's condensed consolidated balance sheets) that provide FPL the capacity to absorb up to $200 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.  See Note 6 - Securitization.  Also, an indirect wholly-owned subsidiary of FPL Energy has established a $100 million letter of credit facility which expires in 2017 and serves as security for certain obligations under commodity hedge agreements entered into by the subsidiary.

Shelf Registration - In September 2006, FPL Group, FPL Group Capital, FPL and certain affiliated trusts filed a shelf registration statement with the U.S. Securities and Exchange Commission (SEC) for an unspecified amount of securities.  The amount of securities issuable by the companies is established from time to time by their respective board of directors.  As of August 2, 2007, securities that may be issued under the registration statement, as subsequently amended, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, first mortgage bonds, preferred trust securities, common stock, stock purchase contracts, stock purchase units, preferred stock and guarantees related to certain of those securities.  As of August 2, 2007, FPL Group and FPL Group Capital had $1.6 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $700 million of board-authorized available capacity.

Covenant - In June 2007, FPL Group and FPL Group Capital executed a Replacement Capital Covenant (RCC) in connection with FPL Group Capital's offering of $400 million principal amount of its Series C Junior Subordinated Debentures due 2067 (junior subordinated debentures).  The RCC is for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness (covered debt) of FPL Group Capital (other than the junior subordinated debentures) or, in certain cases, of FPL Group.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the RCC.  The RCC provides that FPL Group Capital may redeem or purchase, or satisfy, discharge or defease (collectively, defease), and FPL Group and any majority-owned subsidiary of FPL Group or FPL Group Capital may purchase, any junior subordinated debentures on or before June 15, 2037, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the RCC.

Accumulated Other Comprehensive Income (Loss)

FPL Group's total other comprehensive income (loss) activity is as follows:
	Accumulated Other Comprehensive Income (Loss)

	Six Months Ended June 30,

	2007				2006

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

	(millions)

Balances at December 31 of prior year	$(25)	$98	$42	$115	$(215)	$22	$(193)
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $34
tax benefit and $38 tax expense, respectively)	(49)	-	-	(49)	55	-	55
Reclassification from OCI to net income (net of $13
and $13 tax expense, respectively)	19	-	-	19	20	-	20
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (net of $4
and $4 tax expense, respectively)	7	-	-	7	8	-	8
Reclassification from OCI to net income (net of $1 tax benefit
and $1 tax expense, respectively)	(3)	-	-	(3)	1	-	1
Net unrealized gains (losses) on available for sale securities
(net of $8 tax expense and $2 tax benefit, respectively)	-	-	13	13	-	(3)	(3)
Supplemental retirement plan liability adjustment
(net of $0.5 tax expense in 2006)	-	-	-	-	-	1	1
Defined benefit pension and other benefits plans
(net of $0.9 tax benefit in 2007)	-	(1)	-	(1)	-	-	-

Balances at June 30	$(51)	$97	$55	$101	$(131)	$20	$(111)

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading - Certain of FPL Group's subsidiaries, including FPL and FPL Energy, use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as to optimize the value of power generation assets.  FPL Energy provides full energy and capacity requirements services to distribution utilities in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.

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

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2007 were as follows:
		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Three months ended June 30, 2007
Fair value of contracts outstanding at March 31, 2007	$5	$(179)	$(154)	$(381)	$(709)
Reclassification to realized at settlement of contracts	(3)	18	14	176	205
Effective portion of changes in fair value recorded in OCI	-	-	34	-	34
Ineffective portion of changes in fair value recorded in earnings	-	3	-	-	3
Changes in fair value excluding reclassification to realized	(11)	62	-	(254)	(203)

Fair value of contracts outstanding at June 30, 2007	(9)	(96)	(106)	(459)	(670)
Net option premium payments (receipts)	-	(7)	-	78	71

Total mark-to-market energy contract net assets (liabilities) at June 30, 2007	$(9)	$(103)	$(106)	$(381)	$(599)

		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Six months ended June 30, 2007
Fair value of contracts outstanding at December 31, 2006	$5	$8	$(56)	$(921)	$(964)
Reclassification to realized at settlement of contracts	(5)	(63)	33	450	415
Value of contracts purchased/previously not consolidated	-	23	-	-	23
Effective portion of changes in fair value recorded in OCI	-	-	(83)	-	(83)
Ineffective portion of changes in fair value recorded in earnings	-	(4)	-	-	(4)
Changes in fair value excluding reclassification to realized	(9)	(60)	-	12	(57)

Fair value of contracts outstanding at June 30, 2007	(9)	(96)	(106)	(459)	(670)
Net option premium payments (receipts)	-	(7)	-	78	71

Total mark-to-market energy contract net assets (liabilities) at June 30, 2007	$(9)	$(103)	$(106)	$(381)	$(599)

FPL Group's total mark-to-market energy contract net assets (liabilities) at June 30, 2007 shown above are included in the condensed consolidated balance sheet as follows:
June 30, 2007

(millions)

Current derivative assets	$247
Other assets	40
Current derivative liabilities	(585)
Non-current derivative liabilities	(301)

FPL Group's total mark-to-market energy contract net assets (liabilities)	$(599)

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2007 were as follows:
	Maturity

	2007	2008	2009	2010	2011	Thereafter	Total

	(millions)
Trading:
Actively quoted (i.e., exchange traded) prices	$(25)	$(2)	$6	$(5)	$-	$1	$(25)
Prices provided by other external sources	(11)	(3)	4	5	-	-	(5)
Modeled	38	4	(15)	(6)	-	-	21

Total	2	(1)	(5)	(6)	-	1	(9)

Owned Assets - Non-Qualifying:
Actively quoted (i.e., exchange traded) prices	(67)	(3)	5	(23)	(24)	(19)	(131)
Prices provided by other external sources	59	-	(18)	(5)	1	(45)	(8)
Modeled	37	20	-	(2)	(2)	(10)	43

Total	29	17	(13)	(30)	(25)	(74)	(96)

Owned Assets - OCI:
Actively quoted (i.e., exchange traded) prices	(19)	(33)	(24)	(15)	(7)	-	(98)
Prices provided by other external sources	(3)	(5)	-	-	-	-	(8)
Modeled	-	-	-	-	-	-	-

Total	(22)	(38)	(24)	(15)	(7)	-	(106)

Owned Assets - FPL Cost Recovery Clauses:
Actively quoted (i.e., exchange traded) prices	(330)	(104)	-	-	-	-	(434)
Prices provided by other external sources	(26)	4	-	-	-	-	(22)
Modeled	1	(3)	(1)	-	-	-	(3)

Total	(355)	(103)	(1)	-	-	-	(459)

Total sources of fair value	$(346)	$(125)	$(43)	$(51)	$(32)	$(73)	$(670)

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

Market Risk Sensitivity - Financial instruments and positions affecting the financial statements of FPL Group and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates or equity prices over the next year.  Management has established risk management policies to monitor and manage market risks.  With respect to commodities, FPL Group's Exposure Management Committee (EMC), which is comprised of certain members of senior management, is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC receives periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of June 30, 2007 and December 31, 2006, the VaR figures were as follows:
	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2006	$-	$2	$2	$89	$57	$54	$89	$60	$56
June 30, 2007	$-	$2	$2	$58	$33	$39	$58	$26	$41

Average for the six months ended
June 30, 2007	$-	$2	$2	$77	$48	$48	$77	$44	$49
_____________________
(a)

Non-qualifying hedges are employed to reduce the market risk exposure to physical assets which are not marked to market.  The VaR figures for the non-qualifying hedges and hedges in OCI and FPL cost recovery clauses category do not represent the economic exposure to commodity price movements.

Interest rate risk - FPL Group and FPL are exposed to risk resulting from changes in interest rates as a result of their respective issuances of debt, investments in special use funds and interest rate swaps.  FPL Group and FPL manage their respective interest rate exposure by monitoring current interest rates, entering into interest rate swaps and adjusting their variable rate debt in relation to total capitalization.

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:
	June 30, 2007			December 31, 2006

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

FPL Group:	(millions)

Long-term debt, including current maturities	$11,959	$11,783	(a)	$11,236	$11,314	(a)
Fixed income securities:
Special use funds	$1,557	$1,557	(b)	$1,430	$1,430	(b)
Other investments	$105	$105	(b)	$93	$93	(b)
Interest rate swaps - net unrealized gain (loss)	$17	$17	(c)	$6	$6	(c)

FPL:
Long-term debt, including current maturities	$4,912	$4,771	(a)	$4,214	$4,208	(a)
Fixed income securities:
Special use funds	$1,370	$1,370	(b)	$1,235	$1,235	(b)
_____________________
(a)	Based on market prices provided by external sources.
(b)	Based on quoted market prices for these or similar issues.
(c)	Based on market prices modeled internally.

The special use funds of FPL Group and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of FPL Group's and FPL's nuclear power plants.  A portion of these funds is invested in fixed income debt securities carried at their market value.  At FPL, adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment.  The market value adjustments of FPL Group's non-rate regulated operations result in a corresponding adjustment to OCI, except for impairments deemed to be other-than-temporary which are reported in current period earnings.  Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates.  The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not expected to begin until at least 2014 (2032 at FPL).

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At June 30, 2007, the estimated fair value for FPL Group interest rate swaps was as follows:
Notional Amount		Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value

(millions)							(millions)

Cash flow hedges - FPL Energy:
	$85	August 2002	December 2007	4.410%	variable	(a)	$1
	$169	August 2003	November 2007	3.557%	variable	(a)	1
	$4	February 2005	June 2008	4.255%	variable	(a)	1
	$74	December 2003	December 2017	4.245%	variable	(a)	3
	$25	April 2004	December 2017	3.845%	variable	(a)	1
	$217	December 2005	November 2019	4.905%	variable	(a)	6
	$547	January 2007	January 2022	5.390%	variable	(b)	4

Total interest rate hedges							$17

____________________
(a)	Three-month LIBOR
(b)	Six-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $508 million ($238 million for FPL) at June 30, 2007.

Equity price risk - Included in the nuclear decommissioning reserve funds of FPL Group are marketable equity securities carried at their market value of approximately $1,493 million and $1,395 million ($1,091 million and $1,029 million for FPL) at June 30, 2007 and December 31, 2006, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $149 million ($109 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at June 30, 2007.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of June 30, 2007, approximately 96% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3.  Legal Proceedings in the 2006 Form 10-K for FPL Group and FPL and Part II, Item 1. Legal Proceedings in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 for FPL Group and FPL.

With regard to the behind-the-meter issue in the FMPA proceedings, the parties have submitted briefs to the court, and the case is pending.

Following a jury trial in the TXU case in June 2007, among other findings, both TXU and the FPL Energy Affiliates were found to have breached the contract.  Based on these findings and prior rulings from the trial court, the contract is not terminated and neither party should recover any damages.  Post trial motions have been filed to conform the verdict and rulings into a final judgment.

Item 1A.  Risk Factors

There were no material changes from the risk factors disclosed in FPL Group's and FPL's 2006 Form 10-K.  The factors discussed in Part I, Item 1A. Risk Factors in FPL Group's and FPL's 2006 Form 10-K, as well as other information set forth in this report, which could materially affect FPL Group's and FPL's businesses, financial condition and/or future operating results should be carefully considered.  The risks described in FPL Group's and FPL's 2006 Form 10-K are not the only risks facing FPL Group and FPL.  Additional risks and uncertainties not currently known to FPL Group or FPL, or that are currently deemed to be immaterial, also may materially adversely affect FPL Group's or FPL's business, financial condition and/or future operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases made by FPL Group of its common stock:
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

4/1/07 - 4/30/07	2,920	$61.26	-	20,000,000
5/1/07 - 5/31/07	222	$64.43	-	20,000,000
6/1/07 - 6/30/07	2,497	$63.34	-	20,000,000

Total	5,639		-

_____________________
(a)

Shares of common stock purchased from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the FPL Group, Inc. Amended and Restated Long Term Incentive Plan.

(b)

In February 2005, FPL Group's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was ratified and confirmed by the Board of Directors in December 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of FPL Group's shareholders was held on May 25, 2007.  Of the 406,412,200 shares of common stock outstanding on the record date of March 26, 2007, a total of 354,295,340 shares (or 87.2% of the outstanding shares) were represented in person or by proxy.

The following directors were elected effective May 25, 2007:
	For	Withheld

Sherry S. Barrat	349,558,813	4,736,527
Robert M. Beall, II	348,348,834	5,946,506
J. Hyatt Brown	282,352,868	71,942,472
James L. Camaren	349,632,108	4,663,232
J. Brian Ferguson	345,296,144	8,999,196
Lewis Hay, III	347,563,277	6,732,063
Toni Jennings	349,411,986	4,883,354
Oliver D. Kingsley, Jr.	348,696,469	5,598,871
Rudy E. Schupp	349,673,150	4,622,190
Michael H. Thaman	349,566,746	4,728,594
Hansel E. Tookes, II	348,990,557	5,304,783
Paul R. Tregurtha	347,431,008	6,864,332

The vote ratifying the appointment of Deloitte & Touche LLP as FPL Group's independent registered public accounting firm was 347,550,995 for, 3,852,239 against and 2,892,106 abstaining.

The vote to approve the 2007 Non-Employee Directors Stock Plan was 259,113,497 for, 18,282,425 against and 4,786,313 abstaining.  There were also 72,113,105 broker non-votes.

Item 5.  Other Information

(a)	None
(b)	None
(c)	Other Events
	(i)	Reference is made to Item 1. Business - FPL Group - Environmental and Item 1. Business - FPL Operations - Environmental in the 2006 Form 10-K for FPL Group and FPL.

In July 2007, the Governor of Florida issued three executive orders regarding the reduction of Florida's greenhouse gases and improving Florida's energy efficiency.  The orders state, among other things, that Florida utilities will be required to reduce emissions to 2000 levels by 2017; to 1990 levels by 2025; and to 80 percent of 1990 levels by 2050, and that the FPSC is to begin the process of adopting a renewable portfolio standard that would require utilities to produce at least 20 percent of their generation from renewable sources by 2020, with an emphasis on wind and solar energy.  The executive orders are expected to be implemented through rulemaking or legislation, the final requirements of which, and their impact on FPL Group and FPL, cannot be determined at this time.

	(ii)	Reference is made to Item 1. Business - FPL Operations - Electric and Magnetic Fields in the 2006 Form 10-K for FPL Group and FPL.

In June 2007, a World Health Organization report found that electric and magnetic fields (EMF) have not been established as a cause of any disease or illness.  The report concluded that the scientific research is inadequate to show any relationship between EMF and almost all potential health effects.  The report found that while some statistical studies provide limited evidence of an association between EMF and childhood leukemia, controlled laboratory studies do not provide any support for that association.  The report concluded that at most the scientific evidence shows a possible but not a cause-and-effect relationship between EMF and childhood leukemia.  The report also recommended that regulators consider whether to implement very low cost precautionary measures, such as reducing exposures for new facilities and supporting additional EMF research.

	(iii)	Reference is made to Item 1. Business - FPL Energy Operations - Regulation in the 2006 Form 10-K for FPL Group.

On May 31, 2007, Lone Star Transmission, LLC (Lone Star Transmission), a wholly-owned subsidiary of FPL Energy, filed an application with the Public Utility Commission of Texas (PUCT) to establish a new regulated utility business unit to construct, own and operate transmission facilities in Texas.

Contingent upon the receipt of all applicable PUCT approvals, Lone Star Transmission intends to build, own and operate a 180 to 200 mile, high voltage, direct current, open access transmission line located between west Texas and the Dallas/Fort Worth area with a capacity of 2,000 mw.  The proposed transmission line would help serve the growing energy needs in the Dallas/Fort Worth area, as well as lessen the existing transmission congestion between the regions.  The cost of the transmission line is expected to range from $635 million to $655 million.

Item 6.  Exhibits

Exhibit Number	Description	FPL Group	FPL

*2

Termination and Release Agreement dated as of October 24, 2006, among
FPL Group, Constellation Energy Group, Inc. and CF Merger Corporation
(filed as Exhibit 2.1 to Form 8-K dated October 24, 2006, File No. 1-8841)

		x	x
*3(i)a	Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through March 10, 2005 (filed as Exhibit 3(i) to Form S-4, File No. 333-124438)	x
*3(i)b	Amendment to FPL Group's Restated Articles of Incorporation dated July 3, 2006 (filed as Exhibit 3(i) to Form 8-K dated June 30, 2006, File No. 1-8841)	x
*3(i)c	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x

Exhibit Number	Description	FPL Group	FPL

*3(i)d	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)j	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)j to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)k	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)k to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)l	Amendment to FPL's Restated Articles of Incorporation dated February 11, 2005 (filed as Exhibit 3(i)m to Form 10-K for the year ended December 31, 2004, File No. 2-27612)		x
*3(ii)a	Amended and Restated Bylaws of FPL Group, as amended through May 26, 2006 (filed as Exhibit 3(ii)a to Form 10-Q for the quarter ended June 30, 2006, File No. 1-8841)	x
*3(ii)b	Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated May 1, 1992, File No. 1-3545)		x

Exhibit Number	Description	FPL Group	FPL

*4(a)

Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and eleven Supplements thereto, between FPL and Deutsche Bank Trust Company
Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File
No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a),
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
Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612;
and Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612)

		x	x
*4(b)

Indenture (For Unsecured Subordinated Debt Securities) dated as of
September 1, 2006, among FPL Group Capital, FPL Group (as Guarantor)
and The Bank of New York (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated
September 19, 2006, File No. 1-8841)

x
*4(c)

Officer's Certificate of FPL Group Capital and FPL Group dated
June 12, 2007, creating the Series C Junior Subordinated Debentures due
2067 (filed as Exhibit 4(a) to Form 8-K dated June 12, 2007, File No. 1-8841)

x
*4(d)	Replacement Capital Covenant, dated June 12, 2007, by FPL Group Capital and FPL Group (filed as Exhibit 4(b) to Form 8-K dated June 12, 2007, File No. 1-8841)	x
*4(e)

Indenture (for Securing Senior Secured Bonds, Series A), dated May 22, 2007, among FPL Recovery Funding LLC (as Issuer) and The Bank of New York
(as Trustee and Securities Intermediary) (filed as Exhibit 4.1 to Form 8-K dated
May 22, 2007 and filed June 1, 2007, File No. 333-141357)

x

Exhibit Number	Description	FPL Group	FPL

*10(a)	FPL Group 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8 dated June 14, 2007, File No. 333-143739)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x
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

Date: August 2, 2007

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting, Controller and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)