Form 10-Q
period 2007-09-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2007-11-02
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes _____    No     X

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding at September 30, 2007:  407,077,691 shares.

As of September 30, 2007, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

  FPL Group and FPL are subject to complex laws and regulations and to changes in laws and regulations as well as changing governmental policies and regulatory actions, including initiatives regarding deregulation and restructuring of the energy industry and environmental matters, including, but not limited to, matters relating to the effects of climate change.  FPL holds franchise agreements with local municipalities and counties, and must renegotiate expiring agreements.  These factors may have a negative impact on the business and results of operations of FPL Group and FPL.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,	f

	2007	2006	2007	2006

OPERATING REVENUES	$4,575	$4,694	$11,579	$12,087

OPERATING EXPENSES
Fuel, purchased power and interchange	2,443	2,656	6,221	6,883
Other operations and maintenance	582	501	1,659	1,494
Disallowed storm costs	-	-	-	54
Storm cost amortization	19	44	60	114
Merger-related	-	11	-	21
Depreciation and amortization	310	297	914	878
Taxes other than income taxes	321	313	863	863

Total operating expenses	3,675	3,822	9,717	10,307

OPERATING INCOME	900	872	1,862	1,780

OTHER INCOME (DEDUCTIONS)
Interest charges	(194)	(179)	(552)	(526)
Equity in earnings of equity method investees	36	42	67	83
Allowance for equity funds used during construction	4	6	17	15
Other - net	14	17	54	44

Total other deductions - net	(140)	(114)	(414)	(384)

INCOME BEFORE INCOME TAXES	760	758	1,448	1,396

INCOME TAXES	227	231	360	383

NET INCOME	$533	$527	$1,088	$1,013

Earnings per share of common stock:
Basic	$1.34	$1.33	$2.74	$2.58
Assuming dilution	$1.33	$1.32	$2.72	$2.56

Dividends per share of common stock	$0.41	$0.375	$1.23	$1.125

Weighted-average number of common shares outstanding:
Basic	398.1	394.9	397.5	392.8
Assuming dilution	400.9	397.6	400.3	395.8

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
September 30, 2007		December 31, 2006

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$37,188	$34,071
Nuclear fuel	1,018	688
Construction work in progress	1,699	1,393
Less accumulated depreciation and amortization	(12,191)	(11,653)

Total property, plant and equipment - net	27,714	24,499

CURRENT ASSETS
Cash and cash equivalents	350	620
Customer receivables, net of allowances of $29 and $32, respectively	1,711	1,279
Other receivables, net of allowances of $8 and $8, respectively	150	377
Materials, supplies and fossil fuel inventory - at average cost	868	785
Regulatory assets:
Deferred clause and franchise expenses	108	167
Securitized storm-recovery costs/storm reserve deficiency	85	106
Derivatives	346	921
Other	4	3
Derivatives	238	376
Other	524	365

Total current assets	4,384	4,999

OTHER ASSETS
Special use funds	3,500	2,824
Pension plan assets - net	1,666	1,608
Other investments	466	533
Regulatory assets:
Securitized storm-recovery costs/storm reserve deficiency	740	762
Unamortized loss on reacquired debt	36	39
Derivatives	26	1
Deferred clause expenses	143	-
Other	94	79
Other	802	647

Total other assets	7,473	6,493

TOTAL ASSETS	$39,571	$35,991

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	4,630	4,555
Retained earnings	5,866	5,256
Accumulated other comprehensive income	115	115

Total common shareholders' equity	10,615	9,930
Long-term debt	10,844	9,591

Total capitalization	21,459	19,521

CURRENT LIABILITIES
Commercial paper	1,317	1,097
Current maturities of long-term debt	1,651	1,645
Accounts payable	1,279	1,060
Customer deposits	534	510
Accrued interest and taxes	584	302
Regulatory liabilities:
Deferred clause and franchise revenues	28	37
Pension	17	17
Derivatives	547	1,144
Other	915	681

Total current liabilities	6,872	6,493

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,123	1,820
Accumulated deferred income taxes	3,627	3,432
Regulatory liabilities:
Accrued asset removal costs	2,113	2,044
Asset retirement obligation regulatory expense difference	922	868
Pension	518	531
Other	236	209
Derivatives	215	107
Other	1,486	966

Total other liabilities and deferred credits	11,240	9,977

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$39,571	$35,991

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Nine Months Ended September 30,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,088	$1,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	914	846
Nuclear fuel amortization	103	100
Recoverable storm-related costs of FPL	(14)	(326)
Storm cost amortization	60	114
Unrealized (gains) losses on marked to market energy contracts	51	(142)
Deferred income taxes	249	335
Cost recovery clauses and franchise fees	(94)	592
Change in prepaid option premiums	132	(93)
Equity in earnings of equity method investees	(67)	(83)
Distribution of earnings from equity method investees	128	57
Changes in operating assets and liabilities:
Customer receivables	(431)	(474)
Other receivables	4	67
Material, supplies and fossil fuel inventory	(26)	(192)
Other current assets	(59)	(7)
Other assets	(86)	(104)
Accounts payable	203	(151)
Customer deposits	24	44
Margin cash deposits	99	(411)
Income taxes	98	11
Interest and other taxes	246	257
Other current liabilities	2	(27)
Other liabilities	-	42
Other - net	122	(48)

Net cash provided by operating activities	2,746	1,420

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,285)	(1,303)
Independent power investments	(2,162)	(1,375)
Nuclear fuel purchases	(223)	(141)
Other capital expenditures	(26)	(20)
Proceeds from sale of securities in special use funds	1,810	2,563
Purchases of securities in special use funds	(2,010)	(2,621)
Proceeds from sale of other securities	117	56
Purchases of other securities	(131)	(74)
Other - net	28	9

Net cash used in investing activities	(3,882)	(2,906)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,656	2,822
Retirements of long-term debt	(1,498)	(1,379)
Proceeds from purchased Corporate Units	-	210
Payments to terminate Corporate Units	-	(258)
Net change in short-term debt	220	(180)
Issuances of common stock	36	312
Dividends	(490)	(445)
Other - net	(58)	33

Net cash provided by financing activities	866	1,115

Net decrease in cash and cash equivalents	(270)	(371)
Cash and cash equivalents at beginning of period	620	530

Cash and cash equivalents at end of period	$350	$159

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Assumption of debt for purchase of independent power project	$55	$-

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

OPERATING REVENUES	$3,445	$3,513	$8,798	$9,096

OPERATING EXPENSES
Fuel, purchased power and interchange	1,969	2,080	5,081	5,369
Other operations and maintenance	378	335	1,074	1,024
Disallowed storm costs	-	-	-	54
Storm cost amortization	19	44	60	114
Depreciation and amortization	194	197	576	589
Taxes other than income taxes	294	292	786	796

Total operating expenses	2,854	2,948	7,577	7,946

OPERATING INCOME	591	565	1,221	1,150

OTHER INCOME (DEDUCTIONS)
Interest charges	(83)	(69)	(224)	(212)
Allowance for equity funds used during construction	4	6	17	15
Other - net	(1)	5	7	12

Total other deductions - net	(80)	(58)	(200)	(185)

INCOME BEFORE INCOME TAXES	511	507	1,021	965

INCOME TAXES	185	179	358	333

NET INCOME	$326	$328	$663	$632

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
September 30, 2007		December 31, 2006

ELECTRIC UTILITY PLANT
Plant in service	$25,297	$24,150
Nuclear fuel	560	423
Construction work in progress	931	1,113
Less accumulated depreciation and amortization	(10,056)	(9,848)

Electric utility plant - net	16,732	15,838

CURRENT ASSETS
Cash and cash equivalents	56	64
Customer receivables, net of allowances of $18 and $15, respectively	1,098	872
Other receivables, net of allowances of $1 and $1, respectively	118	221
Materials, supplies and fossil fuel inventory - at average cost	584	558
Regulatory assets:
Deferred clause and franchise expenses	108	167
Securitized storm-recovery costs/storm reserve deficiency	85	106
Derivatives	346	921
Other	303	206

Total current assets	2,698	3,115

OTHER ASSETS
Special use funds	2,510	2,264
Pension plan assets - net	914	857
Regulatory assets:
Securitized storm-recovery costs/storm reserve deficiency	740	762
Unamortized loss on reacquired debt	36	39
Derivatives	26	1
Deferred clause expenses	143	-
Other	54	36
Other	248	161

Total other assets	4,671	4,120

TOTAL ASSETS	$24,101	$23,073

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,319	4,318
Retained earnings	1,411	1,848

Total common shareholder's equity	7,103	7,539
Long-term debt	4,671	4,214

Total capitalization	11,774	11,753

CURRENT LIABILITIES
Commercial paper	810	630
Current maturities of long-term debt	241	-
Accounts payable	831	735
Customer deposits	525	500
Accrued interest and taxes	722	281
Regulatory liability - deferred clause and franchise revenues	28	37
Derivatives	336	780
Other	471	423

Total current liabilities	3,964	3,386

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,636	1,572
Accumulated deferred income taxes	2,503	2,561
Regulatory liabilities:
Accrued asset removal costs	2,113	2,044
Asset retirement obligation regulatory expense difference	922	868
Other	236	209
Other	953	680

Total other liabilities and deferred credits	8,363	7,934

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$24,101	$23,073

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2006 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Nine Months Ended September 30,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$663	$632
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	576	557
Nuclear fuel amortization	64	68
Recoverable storm-related costs	(14)	(326)
Storm cost amortization	60	114
Deferred income taxes	111	36
Cost recovery clauses and franchise fees	(94)	592
Change in prepaid option premiums	117	(87)
Changes in operating assets and liabilities:
Customer receivables	(226)	(425)
Other receivables	(18)	20
Material, supplies and fossil fuel inventory	(26)	(106)
Other current assets	(53)	(15)
Other assets	(51)	(68)
Accounts payable	108	(81)
Customer deposits	25	44
Margin cash deposits	79	(430)
Income taxes	293	447
Interest and other taxes	219	234
Other current liabilities	4	(19)
Other liabilities	10	13
Other - net	45	(8)

Net cash provided by operating activities	1,892	1,192

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,285)	(1,303)
Nuclear fuel purchases	(169)	(54)
Proceeds from sale of securities in special use funds	1,636	2,203
Purchases of securities in special use funds	(1,823)	(2,251)
Other - net	2	-

Net cash used in investing activities	(1,639)	(1,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	934	938
Retirements of long-term debt	(250)	(135)
Net change in short-term debt	179	(581)
Dividends	(1,100)	-
Other - net	(24)	(1)

Net cash provided by (used in) financing activities	(261)	221

Net increase (decrease) in cash and cash equivalents	(8)	8
Cash and cash equivalents at beginning of period	64	56

Cash and cash equivalents at end of period	$56	$64

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

1.  Employee Retirement Benefits

FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined pension benefit component that provides benefits to a select group of management and highly compensated employees.  The cost of this SERP component is included in the determination of net periodic benefit income for pension benefits in the following table and was not material to FPL Group's financial statements for the three and nine months ended September 30, 2007 and 2006, respectively.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.

The following table provides the components of net periodic benefit (income) cost for the plans:
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits

	Three Months Ended September 30,				Nine Months Ended September 30,

	2007	2006	2007	2006	2007	2006	2007	2006

	(millions)

Service cost	$13	$13	$1	$1	$38	$38	$4	$4
Interest cost	23	22	6	6	70	66	18	18
Expected return on plan assets	(55)	(53)	-	(1)	(165)	(160)	(2)	(3)
Amortization of transition obligation	-	-	1	1	-	-	3	3
Amortization of prior service benefit	(1)	(1)	-	-	(3)	(3)	-	-
Amortization of gains	(5)	(4)	-	-	(14)	(11)	-	-
Other	-	-	-	-	-	-	-	2

Net periodic benefit (income) cost at FPL Group	$(25)	$(23)	$8	$7	$(74)	$(70)	$23	$24

Net periodic benefit (income) cost at FPL	$(19)	$(19)	$6	$7	$(57)	$(57)	$19	$22

2.  Derivative Instruments

Derivative instruments, when required to be marked to market under Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:
	FPL Group		FPL

	September 30,	December 31,	September 30,		December 31,

	2007	2006	2007		2006

	(millions)

Current derivative assets	$238	$376	$17	(a)	$4	(a)
Other assets	66	78	2		-
Current derivative liabilities	(547)	(1,144)	(336)		(780)
Non-current derivative liabilities	(215)	(107)	(27	) (b)	(1	) (b)

Total mark-to-market derivative instrument
assets (liabilities)	$(458)	$(797)	$(344)		$(777)

_____________________
(a)	Included in other current assets on FPL's condensed consolidated balance sheets.
(b)	Included in other liabilities on FPL's condensed consolidated balance sheets.

FPL Group and FPL use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate risk associated with long-term debt.  In addition, FPL Group, through FPL Energy, LLC (FPL Energy), uses derivatives to optimize the value of power generation assets.  FPL Energy provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled, and upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  While most of FPL Energy's derivative transactions are entered into for the purpose of managing commodity price risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable.  FPL Group believes that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life.

At September 30, 2007, FPL Group had commodity cash flow hedges with expiration dates through December 2012 for energy contract derivative instruments, and interest rate cash flow hedges with expiration dates through January 2022.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period and amounted to $5 million and $12 million for the three months ended September 30, 2007 and 2006, respectively, and $1 million and $23 million for the nine months ended September 30, 2007 and 2006, respectively.  Settlement gains and losses are included within the line items in the statements of income to which they relate.

FPL Group's unrealized mark-to-market gains (losses) on derivative transactions reflected in the condensed consolidated statements of income for consolidated subsidiaries and equity method investees are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(millions)

Consolidated subsidiaries	$66	$116	$(51)	$142
Equity method investees	$1	$(5)	$1	$(20)

Accounting for Offsetting of Amounts Related to Certain Contracts - In April 2007, the FASB issued FASB Staff Position (FSP) FIN 39-1, "Amendment of FASB Interpretation No. 39," which amends certain provisions of FASB Interpretation No. (FIN) 39, "Offsetting of Amounts Related to Certain Contracts."  This FSP requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement when the entity chooses to present such offsetting derivative positions on a net basis.  This FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted.  Entities are required to recognize the effects of applying the FSP as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so.  FPL Group and FPL are currently evaluating the effect of FSP FIN 39-1 on their financial statements.

3.  Income Taxes

FPL Group's effective income tax rate for the three months ended September 30, 2007 and 2006 was approximately 29.9% and 30.5%, respectively.  The reduction from the statutory rate mainly reflects the benefit of production tax credits (PTCs) of approximately $43 million and $35 million, respectively, related to FPL Energy's wind projects.  The corresponding rates and amounts for the nine months ended September 30, 2007 and 2006 were approximately 24.9% and 27.4%, respectively, and approximately $146 million and $115 million, respectively.

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

On January 1, 2007, FPL Group and FPL adopted FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  The interpretation prescribes a more-likely-than-not recognition threshold and establishes new measurement requirements for financial statement reporting of an entity's income tax positions.

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

The adoption of FIN 48 on January 1, 2007 did not have a significant cumulative effect on FPL Group's and FPL's beginning retained earnings or other components of common shareholders' equity.  Upon adoption, FPL Group recognized, primarily by reclassification from accumulated deferred income taxes, approximately $316 million ($274 million for FPL) of liabilities for unrecognized tax benefits which are included in the condensed consolidated balance sheets as other liabilities.  The majority of the liabilities for unrecognized tax benefits represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A disallowance of the shorter deductibility period for these tax positions would not affect the annual effective income tax rate.  As of September 30, 2007, approximately $251 million of tax carryforwards and deposits that are available to offset tax adjustments have been netted against the FPL Group FIN 48 liability.  Prior to the reclassification, these amounts were reported as a component of accumulated deferred income taxes and other assets.  Included in the liabilities for unrecognized tax benefits at January 1, 2007 is approximately $11 million at FPL Group ($8 million at FPL) that, if disallowed, could impact the annual effective income tax rate.  It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however, management does not expect the change to have a significant impact on FPL Group's or FPL's financial statements.

FPL Group recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest charges, respectively, net of the amount deferred at FPL.  At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment as required by FAS 71, "Accounting for the Effects of Certain Types of Regulation."  On January 1, 2007, FPL Group accrued approximately $36 million for net interest receivable ($17 million for FPL).  The related amounts at September 30, 2007 were approximately $53 million for FPL Group and approximately $28 million for FPL.

4.  Comprehensive Income

FPL Group's comprehensive income is as follows:

	Three Months Ended September 30,

	2007	2006

	(millions)

Net income of FPL Group	$533	$527
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains
(net of $16 and $60 tax expense, respectively)	23	87
Reclassification from OCI to net income
(net of $0.5 and $5 tax expense, respectively)	1	8
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses
(net of $7 and $5 tax benefit, respectively)	(12)	(8)
Reclassification from OCI to net income
(net of $0.6 tax benefit and $0.5 tax expense, respectively)	(1)	1
Net unrealized gains on available for sale securities
(net of $3 and $8 tax expense, respectively)	4	13
Defined benefit pension and other benefits plans
(net of $0.4 tax benefit in 2007)	(1)	-

Comprehensive income of FPL Group	$547	$628

	Nine Months Ended September 30,

	2007	2006

	(millions)

Net income of FPL Group	$1,088	$1,013
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $18 tax benefit and $98 tax expense, respectively)	(26)	143
Reclassification from OCI to net income
(net of $14 and $19 tax expense, respectively)	20	28
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses
(net of $4 and $0.6 tax benefit, respectively)	(5)	(1)
Reclassification from OCI to net income
(net of $2 tax benefit and $1 tax expense, respectively)	(4)	2
Net unrealized gains on available for sale securities
(net of $11 and $6 tax expense, respectively)	17	10
Supplemental retirement plan liability adjustment
(net of $0.5 tax expense in 2006)	-	1
Defined benefit pension and other benefits plans
(net of $1 tax benefit in 2007)	(2)	-

Comprehensive income of FPL Group	$1,088	$1,196

Approximately $17 million of after-tax losses included in FPL Group's accumulated other comprehensive income at September 30, 2007 will be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.  Accumulated other comprehensive income is shown as a separate line item on the condensed consolidated balance sheets of FPL Group.

5.  Point Beach Nuclear Power Plant

On September 28, 2007, FPL Energy completed the purchase of Point Beach Nuclear Power Plant (Point Beach), a two-unit, 1,023 megawatt (mw) nuclear facility located in Wisconsin.  The purchase of Point Beach supports FPL Energy's business strategy to build its portfolio in part through asset acquisitions and provides additional diversity to FPL Group's generating fleet.  The transaction was financed using general funds of FPL Group Capital Inc (FPL Group Capital).  Since September 28, 2007, Point Beach's results have been included in FPL Group's condensed consolidated financial statements.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (millions).  The initial purchase price allocations are preliminary and subject to revision.
Property, plant and equipment	$980
Nuclear fuel	139
Current assets	47
Special use funds	390
Other non-current assets	43

Total assets acquired	1,599

Current liabilities	22
Asset retirement obligation	226
Other non-current liabilities	416

Total liabilities assumed	664

Net assets acquired	$935

6.  Common Stock

The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:
Three Months Ended September 30,		Nine Months Ended September 30,

2007	2006	2007	2006

(millions, except per share amounts)
Numerator - net income	$533	$527	$1,088	$1,013

Denominator:
Weighted-average number of common shares
outstanding - basic	398.1	394.9	397.5	392.8
Restricted stock, performance share awards,
options, warrants and equity units (a)	2.8	2.7	2.8	3.0

Weighted-average number of common shares
outstanding - assuming dilution	400.9	397.6	400.3	395.8

Earnings per share of common stock:
Basic	$1.34	$1.33	$2.74	$2.58
Assuming dilution	$1.33	$1.32	$2.72	$2.56
_____________________
(a)

Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period were the end of the term of the award.  Restricted stock, performance share awards, options, warrants and, for the nine months ended September 30, 2006, equity units (known as Corporate Units) are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Common shares issuable upon the exercise of stock options which were not included in the denominator above due to their antidilutive effect were approximately 0.1 million and 0.3 million for the three months ended September 30, 2007 and 2006, respectively, and none and 0.3 million for the nine months ended September 30, 2007 and 2006, respectively.

7.  Regulatory Matters

Securitization - FPL was affected by four hurricanes in 2005 and three hurricanes in 2004 which caused major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in the storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, FPL formed a wholly-owned bankruptcy remote special purpose subsidiary for the purpose of issuing storm-recovery bonds, pursuant to the securitization provisions of Section 366.8260 of the Florida Statutes and a Florida Public Service Commission (FPSC) financing order.  In May 2007, the FPL subsidiary issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds) primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish a storm and property insurance reserve.  The storm-recovery bonds were issued in four tranches with interest rates ranging from 5.0530% to 5.2555% and final maturity dates ranging from 2013 to 2021.  Although principal on the storm-recovery bonds is due on the final maturity date (the date by which the principal must be repaid to prevent a default) for each tranche, it is expected to be paid semiannually and sequentially beginning February 1, 2008, when the first semiannual interest payment becomes due.

In connection with this financing, net proceeds, after debt issuance costs, to the FPL subsidiary (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the FPL subsidiary that issued the bonds.  The storm-recovery bonds are payable only from and secured by the storm-recovery property.  FPL, as servicer, collects storm-recovery charges on behalf of the subsidiary and remits them to the trustee under the indenture pursuant to which the storm-recovery bonds were issued for payment of fees and expenses and payment of principal and interest on the storm-recovery bonds.  The FPL subsidiary is consolidated for financial reporting purposes; however, the storm-recovery bonds do not constitute a debt, liability or other legal obligation of, or interest in, FPL or any of its affiliates other than the FPL subsidiary that issued the storm-recovery bonds.  The assets of the FPL subsidiary that issued the storm-recovery bonds, including the storm-recovery property, are not available to pay creditors of FPL or any of its affiliates other than the subsidiary that issued the storm-recovery bonds.

In connection with this financing, the net proceeds to FPL from the sale of the storm-recovery property were used primarily to reimburse FPL for its estimated net of tax storm reserve deficiency as of May 31, 2007 (approximately $520 million) and provide for a storm and property insurance reserve fund of approximately $124 million net of tax.  The storm and property insurance reserve fund is included in special use funds on FPL Group's and FPL's condensed consolidated balance sheets.  Upon the issuance of the storm-recovery bonds, the storm reserve deficiency was reclassified to securitized storm-recovery costs on FPL Group's and FPL's condensed consolidated balance sheets.  As storm-recovery charges are billed to customers, the securitized storm-recovery costs are amortized, the amount of which is included in storm cost amortization on FPL Group's and FPL's condensed consolidated statements of income.

The storm and property insurance reserve of approximately $200 million that was reestablished in the FPSC financing order is not reflected in FPL Group's and FPL's condensed consolidated balance sheets as of September 30, 2007 because the associated regulatory asset does not meet the specific recognition criteria under FAS 71.  As a result, the storm and property insurance reserve will be recognized as a regulatory liability as the storm-recovery charges are billed to customers and charged to storm cost amortization on FPL Group's and FPL's condensed consolidated statements of income.  Although FPL Group's and FPL's condensed consolidated balance sheets as of September 30, 2007 reflect a storm and property insurance reserve of approximately $5 million (included in regulatory liabilities - other on FPL Group's and FPL's condensed consolidated balance sheets), FPL has the capacity to absorb up to approximately $200 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.

Other - In June 2007, the FPSC denied FPL's petition for need for two ultra super critical pulverized coal generating units in Glades County, Florida.  In July 2007, FPL filed a petition with the FPSC requesting authorization to defer, until the next retail base rate proceeding, approximately $35 million of preconstruction costs associated with the coal units, with amortization over a five-year period beginning when new base rates are implemented.  These costs are currently reflected in other assets on FPL Group's and FPL's condensed consolidated balance sheets.  If the petition is not approved, the $35 million will be expensed.  A decision is expected in late November 2007.  FPL is considering various options to meet its service territory's power needs in the future.

8.  Debt

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

Also, in April 2007, FPL and FPL Group Capital each entered into a new five-year revolving credit and letter of credit facility aggregating $6.5 billion ($4.0 billion for FPL Group Capital and $2.5 billion for FPL) expiring in April 2012.  These new facilities replaced the previously existing five-year credit facilities aggregating $4.5 billion.

Additionally, in April 2007, FPL Group Capital borrowed $50 million pursuant to a term loan facility, which increased the outstanding amount under the term loan facility from $150 million to $200 million, and extended the maturity date of the term loan facility from June 2008 to June 2009.

In May 2007, FPL made an early repayment on its $250 million revolving term loan facility.  Also in May 2007, pursuant to the securitization provisions of Section 366.8260 of the Florida Statutes and an FPSC financing order, a wholly-owned subsidiary of FPL issued $652 million aggregate principal amount of storm-recovery bonds.  See Note 7 - Securitization.

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

Also, in June 2007, FPL Group Capital issued $400 million principal amount of Series C Junior Subordinated Debentures due 2067.  The debentures initially bear interest at 6.65% per year and, beginning June 15, 2017, will bear interest at the three-month London InterBank Offered Rate (LIBOR) plus 212.5 basis points, reset quarterly.  The proceeds from the debentures were added to FPL Group Capital's general funds, which FPL Group Capital used to repay a portion of commercial paper issued to fund investments by FPL Group Capital in independent power projects.  FPL Group guarantees the payment of the debentures on a subordinated basis.

In September 2007, FPL Group Capital issued $250 million principal amount of Series D Junior Subordinated Debentures (Series D Debentures) due 2067 and $350 million principal amount of Series E Junior Subordinated Debentures (Series E Debentures) due 2067.  The Series D Debentures initially bear interest at 7.30% per year and, beginning September 1, 2017, will bear interest at the three-month LIBOR plus 334.75 basis points, reset quarterly.  The Series E Debentures bear interest at 7.45% per year.  The proceeds from both series of debentures were added to FPL Group Capital's general funds, which FPL Group Capital used to repay a portion of commercial paper issued to fund investments by FPL Group Capital in independent power projects.  FPL Group guarantees the payment of both series of debentures on a subordinated basis.

In October 2007, FPL issued $300 million principal amount of 5.55% first mortgage bonds maturing in November 2017.  The proceeds were used to repay a portion of FPL's short-term borrowings and for other corporate purposes.

9.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind projects and the procurement of nuclear fuel.  FPL FiberNet, LLC's (FPL FiberNet) capital expenditures primarily include costs to meet customer specific requirements and sustain its fiber-optic network.  At September 30, 2007, planned capital expenditures for the remainder of 2007 through 2011 were estimated as follows:
	2007	2008	2009	2010	2011	Total

FPL:	(millions)
Generation: (a)
New (b)	$120	$700	$210	$10	$-	$1,040
Existing	235	600	485	565	425	2,310
Transmission and distribution (c)	230	985	1,105	1,055	1,080	4,455
Nuclear fuel	10	130	140	170	110	560
General and other	70	160	170	205	210	815

Total	$665	$2,575	$2,110	$2,005	$1,825	$9,180

FPL Energy:
Wind (d)	$560	$2,130	$20	$20	$15	$2,745
Nuclear (e)	185	320	305	305	245	1,360
Gas	20	65	100	100	35	320
Other	35	35	35	25	15	145

Total	$800	$2,550	$460	$450	$310	$4,570

FPL FiberNet	$4	$23	$25	$25	$25	$102

_____________________
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $10 million, $52 million, $53 million and $6 million in 2007, 2008, 2009 and 2010, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration, licensing and AFUDC.
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

(d)

Capital expenditures for new wind projects are estimated through 2008, when eligibility for PTCs for new wind projects is scheduled to expire.  FPL Energy expects to add approximately 1,500 mw to 2,000 mw of new wind generation per year from 2009 through 2012, subject to continued public policy support, the cost of which is estimated to be approximately $3 billion for 2009 and $4 billion to $5 billion in each of 2010 and 2011.

(e)	Includes nuclear fuel.

In addition to the estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  At September 30, 2007, FPL Energy had approximately $2.9 billion in firm commitments, primarily for the purchase of wind turbines and towers, natural gas transportation, purchase and storage, firm transmission service, nuclear fuel and a portion of its projected capital expenditures.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

Additionally, FPL Group plans to invest up to $1.5 billion in new solar thermal generating facilities in Florida and California from 2008 to 2014, including plans by FPL to build approximately 300 mw in Florida.  FPL is evaluating new solar thermal technology, and intends to initially construct a 10 mw facility, with expansion of the project to a 300 mw facility subject to the receipt of regulatory and other approvals as well as the technology meeting agreed-upon cost and technical specifications.  FPL also plans to invest up to $500 million from 2008 to 2013 to create a smart network that will provide enhanced energy management capabilities to FPL customers and enable FPL to develop better energy management programs.  If the smart network technology is proven successful in small geographic areas, it is expected to be broadened to cover FPL's service territory.  In 2008, FPL Energy plans to launch a renewable energy program, with the revenue generated from this program to be used to develop renewable energy sources.  Because these projected investments are subject to, among other things, various regulatory and other approvals as well as meeting certain performance standards on a smaller scale, the costs associated with these projected investments are not included in the capital expenditures table above.

Also, FPL Energy through its wholly-owned subsidiary, Lone Star Transmission, LLC, intends to build, own and operate a 180 to 200 mile, high voltage, direct current, open access transmission line located between west Texas and the Dallas/Fort Worth area with a capacity of 2,000 mw.  The construction of the transmission line is contingent upon, among other things, receipt of all applicable regulatory approvals.  The estimated cost of the transmission line is expected to range from $635 million to $655 million.  Due to the contingencies discussed above (including their impact on the timing of construction), these estimated costs are not included in the capital expenditures table above.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002 be recorded on the balance sheet.  At September 30, 2007, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The terms of the guarantees are equal to the terms of the related debt, with remaining terms ranging from 1 year to 11 years.  The maximum potential amount of future payments that could be required under these guarantees at September 30, 2007 was approximately $16 million.  At September 30, 2007, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of September 30, 2007.

Certain subsidiaries of FPL Energy have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the FPL Energy subsidiary becoming liable for liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that the exposure associated with these liquidated damages provisions is not material.

Contracts - FPL has entered into long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power annually through mid-2015 and 375 mw annually thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 700 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2009 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 880 mw of power with expiration dates ranging from 2009 through 2012.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts with expiration dates through 2028 for the purchase of natural gas, coal and oil, transportation of natural gas and coal, and storage of natural gas.

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

The required capacity and minimum payments under these contracts as of September 30, 2007 were estimated as follows:
	2007	2008	2009	2010	2011	Thereafter

FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$50	$210	$220	$220	$210	$960
Qualifying facilities (b)	$80	$320	$320	$290	$260	$3,190
Other electricity suppliers (b)	$10	$55	$50	$10	$10	$5
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$20	$80	$90	$40	$-	$-
Natural gas, including transportation and storage (c)	$560	$1,355	$450	$260	$260	$2,155
Coal (c)	$20	$35	$20	$10	$10	$-
Oil (c)	$80	$-	$-	$-	$-	$-

FPL Energy	$405	$1,245	$120	$115	$80	$705
_____________________
(a)

Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $143 million and $166 million for the three months ended September 30, 2007 and 2006, respectively, and approximately $436 million and $466 million for the nine months ended September 30, 2007 and 2006, respectively.

(b)

Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $134 million and $123 million for the three months ended September 30, 2007 and 2006, respectively, and approximately $336 million and $322 million for the nine months ended September 30, 2007 and 2006, respectively.

(c)	Recoverable through the fuel clause.

In addition, FPL has entered into several long-term agreements for storage capacity and transportation of natural gas from facilities that have not yet begun, or if begun have not yet completed, construction.  These agreements range from 12 to 23 years in length and contain firm commitments totaling up to approximately $131 million annually or $2.4 billion over the terms of the agreements.  These firm commitments are contingent upon the occurrence of certain events, including approval by the Federal Energy Regulatory Commission (FERC) and completion of construction of the facilities in 2008 and 2009.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this Act, FPL Group maintains $300 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $805 million ($402 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the United States, payable at a rate not to exceed $120 million ($60 million for FPL) per incident per year.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and St. Lucie Unit No. 2, which approximates $12 million, $30 million and $15 million, plus any applicable taxes, per incident, respectively.

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $169 million ($97 million for FPL), plus any applicable taxes, in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $5 million and $4 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, FPL does not have insurance coverage for a substantial portion of its transmission and distribution property and FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Should FPL's future storm restoration costs exceed the reserve amount (see Note 7 - Securitization), FPL may recover prudently incurred storm restoration costs either through securitization pursuant to Section 366.8260 of the Florida Statutes or through surcharges approved by the FPSC.

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

With regard to the rate base issue, in May 2004 FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to that filing, FPL's current network transmission rate would have been reduced by $0.02 per kilowatt (kw) per month.  In June 2004, FMPA filed a protest to FPL's compliance filing, arguing that FPL's current network transmission rate should be reduced by approximately $0.41 per kw per month.  In January 2005, the FERC issued an order on FPL's compliance filing.  In the order, the FERC accepted FPL's standards for analyzing the transmission system and agreed that FPL's "Georgia Ties" and "Turkey Point Lines" are part of FPL's integrated grid.  The FERC required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  FPL made this compliance filing in April 2005, under which FPL's current rate would be reduced by $0.04 per kw per month.  In May 2005, FMPA protested FPL's compliance filing and argued that FPL's rates should be reduced by an additional $0.20 per kw per month, potentially resulting in a refund obligation to FMPA of approximately $25 million at September 30, 2007.  Any reduction in FPL's network service rate also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The potential refund obligation to Seminole based on FMPA's position is approximately $12 million at September 30, 2007.

In December 2005, the FERC issued an order accepting FPL's April 2005 compliance filing in part, rejecting it in part, and directing the submission of a further compliance filing.  The FERC concluded that it is not clear whether FPL failed to test its non-radial facilities in a manner comparable to the way it tested FMPA's facilities.  FPL filed a rehearing request in January 2006, which the FERC denied in July 2006.  FPL filed a request for rehearing of the FERC's July 2006 order.  In September 2006, FPL made the required compliance filing, removing additional transmission facilities from rates, which resulted in a refund liability of approximately $4 million to FMPA and approximately $2 million to Seminole at September 30, 2007.  FMPA has protested FPL's filing with the FERC, claiming again that FPL's rates should be reduced by an additional $0.20 per kw per month.  In September 2007, FMPA filed a motion requesting that the FERC promptly issue a decision.  The FERC has yet to act.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case is in discovery and has been scheduled for trial in January 2009.

In 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint, as subsequently amended, includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  On February 8, 2006, the plaintiffs filed a notice of appeal of the court's decision, which appeal is pending before the U.S. Court of Appeals for the Eleventh Circuit.  Oral argument is scheduled for November 28, 2007.

In 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint, as subsequently amended, are virtually identical to those contained in the Finestone lawsuit described above.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  On February 8, 2006, the plaintiffs filed a notice of appeal of the court's decision, which appeal is pending before the U.S. Court of Appeals for the Eleventh Circuit.  Oral argument is scheduled for November 28, 2007.

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

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy was added as a defendant in 2005.  The petition alleged that the FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of energy each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million.  The FPL Energy Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim, as amended, asserted claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and sought termination of the contract and damages.  Following a jury trial in June 2007, among other findings, both TXU and the FPL Energy Affiliates were found to have breached the contract.  Based on these findings and prior rulings from the trial court, the contract is not terminated and the FPL Energy Affiliates believe neither party should recover any damages.  A hearing on post-trial motions has been conducted to conform the verdict and rulings into a final judgment.

In September 2006, PT Pertamina, Indonesia's state-owned oil/energy company, filed an action against Karaha Bodas Company, LLC (KBC), an entity in which FPL Energy owns an equity interest, in the Grand Court of the Cayman Islands for fraud and for an injunction prohibiting KBC from disposing of, dealing with or diminishing the value of any of KBC's assets up to the value of PT Pertamina's funds KBC received as a result of a court judgment (approximately $320 million) pending resolution of the fraud claim.  FPL Energy's portion of the damages being sought is approximately $145 million.  KBC sought and in December 2006 received from the U.S. District Court for the Southern District of New York an anti-suit injunction against the plaintiff, prohibiting the plaintiff from pursuing the fraud action, or any similar action, and the request for injunctive relief in the Cayman court or any other court worldwide.  The plaintiff appealed that order to the U.S. Court of Appeals for the Second Circuit and, in September 2007, the court of appeals affirmed the anti-suit injunction against PT Pertamina, which precludes it from commencing any similar fraud action against KBC anywhere in the world.  In accordance with the terms of the anti-suit injunction, the Cayman Islands action was dismissed by the Grand Court of the Cayman Islands in October 2007.

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

10.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a competitive energy business.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:
	Three Months Ended September 30,

	2007				2006

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$3,445	$1,090	$40	$4,575	$3,513	$1,143	$38	$4,694
Operating expenses	$2,854	$781	$40	$3,675	$2,948	$825	$49	$3,822
Net income (loss) (b)	$326	$220	$(13)	$533	$328	$218	$(19)	$527

	Nine Months Ended September 30,

	2007				2006

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$8,798	$2,658	$123	$11,579	$9,096	$2,866	$125	$12,087
Operating expenses	$7,577	$2,022	$118	$9,717	$7,946	$2,212	$149	$10,307
Net income (loss) (b)	$663	$468	$(43)	$1,088	$632	$462	$(81)	$1,013

	September 30, 2007				December 31, 2006

	FPL	FPL Energy	Corporate & Other	Total	FPL	FPL Energy	Corporate & Other	Total

(millions)

Total assets	$24,101	$14,284	$1,186	$39,571	$23,073	$11,371	$1,547	$35,991
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

11.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income
	Three Months Ended September 30,

	2007				2006

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$1,131	$3,444	$4,575	$-	$1,182	$3,512	$4,694
Operating expenses	-	(822)	(2,853)	(3,675)	(11)	(864)	(2,947)	(3,822)
Interest charges	(5)	(112)	(77)	(194)	(5)	(111)	(63)	(179)
Other income (deductions) - net	528	59	(533)	54	527	59	(521)	65

Income (loss) before income taxes	523	256	(19)	760	511	266	(19)	758
Income tax expense (benefit)	(10)	52	185	227	(16)	68	179	231

Net income (loss)	$533	$204	$(204)	$533	$527	$198	$(198)	$527

	Nine Months Ended September 30,

	2007				2006

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$2,786	$8,793	$11,579	$-	$2,995	$9,092	$12,087
Operating expenses	-	(2,144)	(7,573)	(9,717)	(21)	(2,343)	(7,943)	(10,307)
Interest charges	(14)	(328)	(210)	(552)	(16)	(314)	(196)	(526)
Other income (deductions) - net	1,090	120	(1,072)	138	1,037	127	(1,022)	142

Income (loss) before income taxes	1,076	434	(62)	1,448	1,000	465	(69)	1,396
Income tax expense (benefit)	(12)	14	358	360	(13)	63	333	383

Net income (loss)	$1,088	$420	$(420)	$1,088	$1,013	$402	$(402)	$1,013

_____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets
	September 30, 2007				December 31, 2006

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$13,116	$26,789	$39,905	$-	$10,466	$25,686	$36,152
Less accumulated depreciation and amortization	-	(2,135)	(10,056)	(12,191)	-	(1,805)	(9,848)	(11,653)

Total property, plant and equipment - net	-	10,981	16,733	27,714	-	8,661	15,838	24,499

CURRENT ASSETS
Cash and cash equivalents	11	282	57	350	-	556	64	620
Receivables	1,186	846	(171)	1,861	170	683	803	1,656
Other	10	743	1,420	2,173	10	767	1,946	2,723

Total current assets	1,207	1,871	1,306	4,384	180	2,006	2,813	4,999

OTHER ASSETS
Investment in subsidiaries	10,303	-	(10,303)	-	9,892	-	(9,892)	-
Other	1,285	2,179	4,009	7,473	1,166	1,747	3,580	6,493

Total other assets	11,588	2,179	(6,294)	7,473	11,058	1,747	(6,312)	6,493

TOTAL ASSETS	$12,795	$15,031	$11,745	$39,571	$11,238	$12,414	$12,339	$35,991

CAPITALIZATION
Common shareholders' equity	$10,615	$3,201	$(3,201)	$10,615	$9,930	$2,354	$(2,354)	$9,930
Long-term debt	-	6,172	4,672	10,844	-	5,377	4,214	9,591

Total capitalization	10,615	9,373	1,471	21,459	9,930	7,731	1,860	19,521

CURRENT LIABILITIES
Debt due within one year	-	1,918	1,050	2,968	-	2,112	630	2,742
Accounts payable	3	445	831	1,279	-	325	735	1,060
Other	1,092	842	691	2,625	222	749	1,720	2,691

Total current liabilities	1,095	3,205	2,572	6,872	222	3,186	3,085	6,493

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	487	1,636	2,123	-	248	1,572	1,820
Accumulated deferred income taxes	253	1,099	2,275	3,627	269	945	2,218	3,432
Regulatory liabilities	518	-	3,271	3,789	531	-	3,121	3,652
Other	314	867	520	1,701	286	304	483	1,073

Total other liabilities and deferred credits	1,085	2,453	7,702	11,240	1,086	1,497	7,394	9,977

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$12,795	$15,031	$11,745	$39,571	$11,238	$12,414	$12,339	$35,991

_____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30,

	2007				2006

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$956	$999	$791	$2,746	$186	$378	$856	$1,420

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power
investments and nuclear fuel purchases	(12)	(2,231)	(1,453)	(3,696)	-	(1,483)	(1,356)	(2,839)
Other - net	(470)	1	283	(186)	-	(6)	(61)	(67)

Net cash used in investing activities	(482)	(2,230)	(1,170)	(3,882)	-	(1,489)	(1,417)	(2,906)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	1,722	934	2,656	-	1,884	938	2,822
Retirements of long-term debt	-	(1,248)	(250)	(1,498)	-	(1,244)	(135)	(1,379)
Net change in short-term debt	-	41	179	220	-	401	(581)	(180)
Proceeds from purchased Corporate Units	-	-	-	-	210	-	-	210
Payments to terminate Corporate Units	-	-	-	-	(258)	-	-	(258)
Issuances of common stock	36	-	-	36	312	-	-	312
Dividends on common stock	(490)	-	-	(490)	(445)	-	-	(445)
Other - net	(9)	442	(491)	(58)	(12)	(303)	348	33

Net cash provided by (used in) financing activities	(463)	957	372	866	(193)	738	570	1,115

Net increase (decrease) in cash and cash equivalents	11	(274)	(7)	(270)	(7)	(373)	9	(371)
Cash and cash equivalents at beginning of period	-	556	64	620	7	467	56	530

Cash and cash equivalents at end of period	$11	$282	$57	$350	$-	$94	$65	$159

_____________________
(a)							Represents FPL and consolidating adjustments.

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

Results of Operations

Summary - Presented below is a summary of net income (loss) by reportable segment (see Note 10):
	Three Months Ended September 30,			Nine Months Ended September 30,

	2007	2006	Increase (Decrease)	2007	2006	Increase

	(millions)

FPL	$326	$328	$(2)	$663	$632	$31
FPL Energy	220	218	2	468	462	6
Corporate and Other	(13)	(19)	6	(43)	(81)	38

FPL Group Consolidated	$533	$527	$6	$1,088	$1,013	$75

FPL's net income for the three months ended September 30, 2007 declined reflecting higher other operations and maintenance (O&M) and interest expenses, as well as higher depreciation and amortization expenses recovered through base rates.  Results in the prior-year period also included interest income on the unrecovered balance of the storm reserve deficiency, which FPL ceased recording once the storm-recovery bonds were issued.  See Note 7 - Securitization.  These factors were partly offset by a retail base rate increase associated with Turkey Point Unit No. 5 commencing commercial operation on May 1, 2007, continued retail customer growth and higher retail customer usage.  Results for the nine months ended September 30, 2007 were affected by lower retail customer usage, plus the other factors discussed above that affected the three-month period.  In addition, disallowed storm costs, net of interest income recorded on 2005 storm restoration costs approved for recovery by the FPSC, reduced net income for the nine months ended September 30, 2006 by approximately $28 million.

FPL Energy's net income for the three and nine months ended September 30, 2006 has been adjusted to reflect the retrospective application of an FASB Staff Position related to planned major maintenance activities adopted by FPL Group effective December 31, 2006.  FPL Energy's results for the three and nine months ended September 30, 2007 reflect improved market conditions, additional earnings from new investments and the benefits of increased gains from its full energy and capacity requirements services.  In addition, FPL Group's and FPL Energy's net income for the three months ended September 30, 2007 reflect net unrealized mark-to-market after-tax gains from non-qualifying hedges of approximately $40 million and for the nine months ended September 30, 2007 reflect net unrealized mark-to-market after-tax losses from non-qualifying hedges of approximately $28 million.  For the three and nine months ended September 30, 2006, FPL Group and FPL Energy recorded net unrealized mark-to-market after-tax gains from non-qualifying hedges of approximately $74 million and $77 million, respectively.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains/losses as the underlying transactions are realized.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles.

Results for Corporate and Other for the three and nine months ended September 30, 2007 reflect lower interest expense and higher interest income partly offset for the three-month period by lower federal and state tax benefits.  Results for the three and nine months ended September 30, 2006 reflect approximately $7 million and $13 million, respectively, of after-tax merger-related costs associated with the proposed merger between FPL Group and Constellation Energy Group, Inc. (Constellation Energy), which was terminated in October 2006.  See Note 3 for a discussion of FIN 48 and Note 10 for segment information.

FPL Group's effective income tax rates for the three and nine months ended September 30, 2007 and 2006 reflect the benefit of PTCs for wind projects at FPL Energy.  PTCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $43 million and $146 million for the three and nine months ended September 30, 2007, respectively, and approximately $35 million and $115 million for the comparable periods in 2006.  See Note 3.

FPL Group and its subsidiaries segregate unrealized mark-to-market gains and losses on derivative transactions into two categories.  The first category, referred to as trading activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts.  The second category, referred to as non-qualifying hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under FAS 133) and the ineffective portion of transactions accounted for as cash flow hedges.  FPL Group uses derivative instruments to manage its commodity price and interest rate risk.

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

FPL - FPL's net income for the three months ended September 30, 2007 and 2006 was $326 million and $328 million, respectively, a decrease of $2 million.  FPL's net income for the nine months ended September 30, 2007 and 2006 was $663 million and $632 million, respectively, an increase of $31 million.  The decline in results for the three months ended September 30, 2007 reflects higher O&M and interest expenses, as well as higher depreciation and amortization expenses recovered through base rates.  Results in the prior-year period also included interest income on the unrecovered balance of the storm reserve deficiency, which FPL ceased recording once the storm-recovery bonds were issued.  See Note 7 - Securitization.  These factors were partly offset by a retail base rate increase associated with Turkey Point Unit No. 5 commencing commercial operation on May 1, 2007, continued retail customer growth and higher retail customer usage.  Results for the nine months ended September 30, 2007 were affected by lower retail customer usage, plus the other factors discussed above that affected the three-month period.  In addition, disallowed storm costs, net of interest income recorded on 2005 storm restoration costs approved for recovery by the FPSC, reduced net income for the nine months ended September 30, 2006 by approximately $28 million.

FPL's operating revenues consisted of the following:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(millions)

Retail base	$1,149	$1,076	$2,897	$2,809
Fuel cost recovery	1,808	1,924	4,656	4,963
Other cost recovery clauses and pass-through costs	439	461	1,118	1,197
Other, primarily transmission and wholesale sales
and customer-related fees	49	52	127	127

Total	$3,445	$3,513	$8,798	$9,096

For the three months ended September 30, 2007, a 2.0% increase in the average number of retail customer accounts increased retail base revenues by approximately $22 million.  Retail customer usage increased 1.5% primarily due to economic conditions and other factors, which increased retail base revenues by approximately $15 million.  In addition, a base rate increase resulting from Turkey Point Unit No. 5 commencing commercial operation on May 1, 2007 increased retail base revenues by approximately $36 million.

For the nine months ended September 30, 2007, an increase in the average number of retail customers of 2.1% increased retail base revenues by approximately $60 million and a 1.0% decrease in usage per retail customer decreased retail base revenues by approximately $33 million.  The decrease in retail usage was primarily due to weather partly offset by economic conditions.  In addition, the base rate increase resulting from Turkey Point Unit No. 5 commencing commercial operation on May 1, 2007 increased retail base revenues by approximately $61 million.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, do not significantly affect net income; however, underrecovery or overrecovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, as well as changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes, respectively, in the condensed consolidated statements of income.

The decline in fuel cost recovery revenues reflects the January 2007 lowering of the retail fuel charge by approximately 7.2% and another 2.3% decline on May 1, 2007 when Turkey Point Unit No. 5 was placed in service.  In January 2006, the retail fuel charge had been increased approximately 46% in response to significantly higher fuel prices.

In May 2007, a wholly-owned subsidiary of FPL issued $652 million aggregate principal amount of storm-recovery bonds primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish a storm and property insurance reserve.  The storm-recovery bonds, including interest and bond issuance costs, are being repaid through a surcharge to retail customers.  Prior to the issuance of these storm-recovery bonds, FPL had been recovering from retail customers the 2004 storm restoration costs through a storm damage surcharge.  Both the revenues from the 2004 storm damage surcharge and the storm-recovery bonds surcharge are included in other cost recovery clauses and pass-through costs.  See Note 7 - Securitization.  For the three months ended September 30, 2006, the amount billed to retail customers related to the 2004 unrecovered storm restoration costs and, for the three months ended September 30, 2007, the amount billed to retail customers related to the storm-recovery bonds surcharge amounted to approximately $27 million and $44 million, respectively.  The corresponding amounts for the nine months ended September 30, 2007 (which also included amounts related to the 2004 unrecovered storm restoration costs) and 2006 were $73 million and $114 million, respectively.  Revenues from other cost recovery clauses and pass-through costs also declined in the three and nine months ended September 30, 2007 due to the absence in 2007 of the recovery of a portion of litigation costs that FPL had been recovering since 2002 through the capacity clause.  See further discussion below of depreciation and amortization expense.

The major components of FPL's fuel, purchased power and interchange expense are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(millions)

Fuel and energy charges during the period	$1,971	$1,704	$4,771	$4,383
Recovery of costs incurred in a prior period	23	186	68	557
Net over (under) recovery of costs during the period	(176)	39	(151)	42
Other, primarily capacity charges net of any capacity deferral	151	151	393	387

Total	$1,969	$2,080	$5,081	$5,369

The increase in fuel and energy charges for the three months ended September 30, 2007 reflects approximately $210 million related to higher fuel and energy prices and approximately $57 million attributable to higher energy sales.  The increase in fuel and energy charges for the nine months ended September 30, 2007 reflects higher fuel and energy prices of approximately $355 million and approximately $33 million attributable to higher energy sales.  The recovery of costs incurred in a prior period represents the collection of underrecovered fuel costs the FPSC permitted FPL to start collecting at the beginning of the respective year.  The net overrecovery (underrecovery) of costs during the period represents fuel clause collections from customers which were higher (lower) than fuel and energy costs incurred.  The increase in deferred clause and franchise expenses and decrease in deferred clause and franchise revenues (current and noncurrent, collectively) on FPL Group's and FPL's condensed consolidated balance sheets at September 30, 2007 totaling approximately $94 million negatively affected FPL Group's and FPL's cash flows from operations for the nine months ended September 30, 2007.

FPL's O&M expenses for the three and nine months ended September 30, 2007 increased $43 million and $50 million, respectively, reflecting higher nuclear costs of approximately $8 million and $30 million, respectively, and higher fossil generation, customer service and employee benefit costs (collectively, approximately $18 million and $24 million, respectively).  The increase in nuclear costs for the nine-month period also reflects a partial reversal in the second quarter of 2006 of anticipated sleeving costs recorded in 2005 in order to comply with the Nuclear Regulatory Commission (NRC) regulations concerning steam generator tube plugging.  FPL did not spend these anticipated costs during the spring 2006 outage of the St. Lucie Unit No. 2 nuclear plant due to better than expected inspection results.  In addition, distribution costs for the three months ended September 30, 2007 increased approximately $17 million reflecting increased Storm Secure Plan, restoration and support costs.  Distribution costs for the nine-month period declined approximately $7 million reflecting fewer new service accounts and the prior-year period reflecting additional fleet and 2005 storm carryover expenses, partly offset by higher Storm Secure Plan costs.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.

In June 2007, the FPSC denied FPL's petition for need for two ultra super critical pulverized coal generating units in Glades County, Florida.  In July 2007, FPL filed a petition with the FPSC requesting authorization to defer, until the next retail base rate proceeding, approximately $35 million of preconstruction costs associated with the coal units, with amortization over a five-year period beginning when new base rates are implemented.  These costs are currently reflected in other assets on FPL Group's and FPL's condensed consolidated balance sheets.  If the petition is not approved, the $35 million will be expensed.  A decision is expected in late November 2007.  In September 2007, FPL filed a need petition with the FPSC for the addition of approximately 400 mw of baseload capacity at FPL's existing nuclear units at St. Lucie and Turkey Point, which is projected to be in service by the end of 2012.  An FPSC decision is expected in late January 2008.  Additionally, in October 2007, FPL filed a need petition with the FPSC for two additional nuclear units totaling between 2,200 mw and 3,000 mw of baseload capacity at its Turkey Point site, which are projected to be in service by 2020.  The estimated costs of the nuclear uprates and the new nuclear units are not included in the capital expenditures table in Note 9 - Commitments.

Depreciation and amortization expense for the three and nine months ended September 30, 2007 decreased $3 million and $13 million, respectively.  Depreciation and amortization for the three and nine months ended September 30, 2006 included approximately $11 million and $33 million, respectively, of amortization of litigation costs that FPL had been recovering through cost recovery clauses over a five-year period that began January 1, 2002.  The remaining change in depreciation and amortization expense reflects higher depreciation on transmission and distribution facilities to support customer growth and demand, and depreciation on Turkey Point Unit No. 5, a 1,144 mw natural gas-fired generating unit that commenced commercial operation on May 1, 2007.

Interest charges for the three and nine months ended September 30, 2007 reflect approximately $9 million and $13 million, respectively, of interest on the storm-recovery bonds (see Note 7 - Securitization), which is being collected from customers through a separate surcharge, as well as additional interest on other borrowings.

FPL Energy - FPL Energy's net income for the three months ended September 30, 2007 and 2006 was $220 million and $218 million, respectively, an increase of $2 million.  FPL Energy's net income for the nine months ended September 30, 2007 and 2006 was $468 million and $462 million, respectively, an increase of $6 million.  The primary drivers, on an after-tax basis, of these increases were as follows:
	Increase (Decrease)

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007

	(millions)

New investments (a)	$8	$52
Existing assets (a)	22	52
Full energy and capacity requirements services and trading	11	44
Restructuring activities and asset sales	-	1
Interest expense and other	(5)	(38)
Change in unrealized mark-to-market non-qualifying hedge activity (b)	(34)	(105)

Net income increase	$2	$6

_____________________
(a)

Includes PTCs on wind projects but does not include allocation of interest expense or corporate general and administrative expenses.  See Note 3 for a discussion of PTCs and Note 10 for a discussion of interest expense allocation.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	For discussion of derivative instruments, see Note 2 and Summary.

The increase in FPL Energy's results from new investments reflects the addition of over 2,100 mw of primarily wind and nuclear generation during or after the three months ended September 30, 2006 and over 3,000 mw of primarily wind and nuclear generation during or after the nine months ended September 30, 2006.  The mw increases include 1,023 mw for Point Beach which was acquired on September 28, 2007 and did not significantly affect reported results from new investments for the three and nine months ended September 30, 2007.  The existing asset portfolio for the three and nine months ended September 30, 2007 benefited from improved market conditions in the New England Power Pool (NEPOOL) and Electric Reliability Council of Texas (ERCOT) regions partially offset by the effect of the completion, in January 2007, of the amortization of deferred income under a power purchase agreement related to a combined-cycle plant in the NEPOOL region and lower wind results.  Results in the NEPOOL and the PJM regions also benefited from new FERC-approved forward capacity markets that began in those regions in December 2006 and June 2007, respectively.  In August 2007, the NRC accepted an industry analysis conducted to address alloy 600 concerns and the NRC will not require Seabrook to accelerate its outage into 2007.  FPL Energy will upgrade Seabrook's pressurizer penetrations with alloy 600 weld materials during its spring 2008 scheduled refueling outage.

FPL Energy's financial results for the three and nine months ended September 30, 2007 benefited from increased gains from its full energy and capacity requirements services and trading activities.  Full energy and capacity requirements services included load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.

Interest expense and other for the three and nine months ended September 30, 2007 reflects higher interest expense due to higher debt balances as a result of growth in the business.  In addition, interest expense and other includes higher corporate general and administrative expenses to support the growth in the business.

For the three and nine months ended September 30, 2007, FPL Energy's net unrealized mark-to-market non-qualifying hedge activity resulted in after-tax gains of approximately $40 million and after-tax losses of approximately $28 million, respectively.  For the three and nine months ended September 30, 2006, FPL Energy's net unrealized mark-to-market non-qualifying hedge activity resulted in after-tax gains of approximately $74 million and 77 million, respectively.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains/losses as the underlying transactions are realized.

FPL Energy's operating revenues for the three months ended September 30, 2007 decreased $53 million reflecting $42 million of unrealized mark-to-market gains from non-qualifying hedges as compared to $196 million of such gains in the 2006 period.  FPL Energy's operating revenues for the nine months ended September 30, 2007 decreased $208 million reflecting $206 million of unrealized mark-to-market losses from non-qualifying hedges as compared to $448 million of gains on such hedges in the 2006 period.  Excluding these mark-to-market changes, operating revenues for the three and nine months ended September 30, 2007 increased primarily due to project additions, favorable market conditions in the NEPOOL and ERCOT regions, higher capacity revenues associated with the new forward capacity markets and increased gains from full energy and capacity requirements services.

FPL Energy's operating expenses for the three months ended September 30, 2007 decreased $44 million reflecting $20 million of unrealized mark-to-market gains from non-qualifying hedges compared to $74 million of losses on such hedges in the 2006 period.  FPL Energy's operating expenses for the nine months ended September 30, 2007 decreased $190 million reflecting $155 million of unrealized mark-to-market gains from non-qualifying hedges compared to $303 million of losses on such hedges in the 2006 period.  Excluding these mark-to-market changes which are reflected in fuel, purchased power and interchange expense in FPL Group's condensed consolidated statements of income, operating expenses increased primarily due to additional O&M and depreciation and amortization expenses associated with project additions, higher plant maintenance expenses and higher corporate general and administrative expenses to support the growth in the business and, also for the nine months ended September 30, 2007, increased fuel costs as a result of market conditions.

Equity in earnings of equity method investees decreased $6 million and $16 million for the three and nine months ended September 30, 2007, respectively, primarily due to the effect of the completion, in January 2007, of the amortization of deferred income under a power purchase agreement related to a combined-cycle plant in the NEPOOL region and the receipt in the second quarter of 2006 of a partial settlement related to an Indonesian development project.  These factors were partially offset by unrealized mark-to-market gains from non-qualifying hedges of $1 million for each of the three and nine months ended September 30, 2007 as compared to $6 million and $22 million of losses on such hedges in the comparable periods in 2006.

PTCs from FPL Energy's wind projects are reflected in FPL Energy's earnings.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $43 million and $146 million for the three and nine months ended September 30, 2007, respectively, and approximately $35 million and $115 million for the comparable periods in 2006.  See Note 3.

In September 2007, FPL Energy completed the acquisition of Point Beach, a two-unit, 1,023 mw nuclear power plant located in Wisconsin from Wisconsin Electric Power Company (We Energies).  FPL Energy purchased the plant, including nuclear fuel, inventory and other items, for a total of approximately $935 million.  All of the power from Point Beach is being sold under a long-term power purchase contract to We Energies through the current NRC license terms of 2030 for Unit 1 and 2033 for Unit 2.  FPL Energy is responsible for management and operation of the plant, as well as for the ultimate decommissioning of the facility, and received $390 million of decommissioning funds at closing.  See Note 5.

FPL Energy expects its future portfolio capacity growth to come primarily from wind development and from asset acquisitions.  FPL Energy plans to add a total of at least 2,000 mw of new wind generation over the 2007 and 2008 period, of which over 550 mw are in service and a total of more than 1,000 mw is expected to be in service by year end 2007.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, the operating results of FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates interest charges to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  Each subsidiary's income taxes are calculated based on the "separate return method," except that tax benefits that could not be utilized on a separate return basis, but are utilized on the consolidated tax return, are recorded by the subsidiary.  Any remaining consolidated income tax adjustments are recorded at Corporate and Other.  The major components of Corporate and Other results, on an after-tax basis, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(millions)

Interest expense	$(22)	$(25)	$(66)	$(72)
Interest income	5	1	15	4
Merger-related costs	-	(7)	-	(13)
Federal and state tax benefits	3	11	3	1
Other	1	1	5	(1)

Net loss	$(13)	$(19)	$(43)	$(81)

Interest expense reflects lower average debt balances and interest income reflects earnings on temporary investments which had been accumulated to purchase Point Beach.  For the nine-month period, interest income also reflects the net interest recorded on unrecognized tax benefits in accordance with the provisions of FIN 48.  See Note 3.  The merger-related costs represent costs associated with the proposed merger between FPL Group and Constellation Energy, which was terminated in October 2006.  The federal and state tax benefits reflect FPL Energy's growth throughout the United States and other consolidating tax adjustments.  The federal and state tax benefits for the nine months ended September 30, 2006 were partially offset by a $7 million deferred income tax expense resulting from Texas franchise tax legislation enacted in 2006.

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

Cash Flow - The changes in cash and cash equivalents are summarized as follows:
	FPL Group		FPL

	Nine Months Ended September 30,

	2007	2006	2007	2006

	(millions)

Net cash provided by operating activities	$2,746	$1,420	$1,892	$1,192
Net cash used in investing activities	(3,882)	(2,906)	(1,639)	(1,405)
Net cash provided by (used in) financing activities	866	1,115	(261)	221

Net increase (decrease) in cash and cash equivalents	$(270)	$(371)	$(8)	$8

FPL Group's cash and cash equivalents decreased for the nine months ended September 30, 2007 reflecting capital investments by FPL and FPL Energy, the payment of common stock dividends to FPL Group shareholders and an increase in customer receivables.  These outflows were partially offset by cash generated by net income, net issuances of both long- and short-term debt, the return to FPL and FPL Energy of margin cash deposits from their counterparties and a distribution from KBC.

FPL Group's cash flows from operating activities for the nine months ended September 30, 2007 reflect cash generated by net income, the return of margin cash deposits posted in prior periods with FPL and FPL Energy counterparties due to changing energy prices, and the receipt of distributions from equity method investees, including a distribution from KBC as a result of a court judgment, partially offset by increases in customer receivables at both FPL and FPL Energy.

FPL Group's cash flows from investing activities for the nine months ended September 30, 2007 reflect capital investments of approximately $1.3 billion by FPL to meet customer demand and costs associated with its Storm Secure Plan and independent power investments at FPL Energy of approximately $2.2 billion, including the purchase of Point Beach.  See Note 5.  FPL Group's cash flows from investing activities also include amounts related to the purchase and sale of restricted securities held in the special use funds, including the reinvestment of fund earnings and new contributions, as well as other investment activity.

During the nine months ended September 30, 2007, FPL Group generated proceeds of approximately $2.9 billion from financing activities, including the issuance of $300 million in FPL first mortgage bonds, the issuance of $652 million in storm-recovery bonds by an FPL subsidiary, the issuance of $1.0 billion in junior subordinated debentures by FPL Group Capital, the issuance of $700 million in limited-recourse senior secured notes by indirect wholly-owned subsidiaries of FPL Energy, the borrowing of $50 million by FPL Group Capital under a term loan facility and a net increase in short-term debt of approximately $220 million (including a $179 million increase at FPL).  During the nine months ended September 30, 2007, FPL Group paid out approximately $2.0 billion for financing activities, including $1.075 billion for maturing FPL Group Capital debentures, $250 million for the early repayment of an FPL revolving term loan facility, $173 million of principal payments on FPL Energy subsidiary debt and $490 million for the payment of dividends on FPL Group's common stock.  In January 2007, an indirect wholly-owned subsidiary of FPL Energy entered into an interest rate swap agreement to pay a fixed rate of 5.39% on approximately $547 million of its variable rate limited recourse debt in order to limit cash flow exposure.  For the nine months ended September 30, 2007, FPL paid dividends to FPL Group of approximately $1.1 billion.

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

Guarantees and Letters of Credit - FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At September 30, 2007, FPL Group had standby letters of credit of approximately $599 million ($58 million for FPL) and approximately $7,794 million notional amount of guarantees ($630 million for FPL), of which approximately $5,109 million ($58 million for FPL) have expirations within the next five years.  An aggregate of approximately $306 million of the standby letters of credit at September 30, 2007 were issued under FPL's and FPL Group Capital's credit facilities.  See Available Liquidity below.  These letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt-related reserves, nuclear activities, the commercial paper program of FPL's consolidated variable interest entity from which it leases nuclear fuel and other contractual agreements.  Each of FPL Group and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit and guarantees.  At September 30, 2007, FPL Group and FPL did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  See Note 9 - Commitments.

Certain subsidiaries of FPL Energy have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the FPL Energy subsidiary becoming liable for liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that the exposure associated with these liquidated damages provisions is not material.

Available Liquidity - At September 30, 2007, FPL Group's total available net liquidity was approximately $6.8 billion, of which FPL's was approximately $2.8 billion.  The components of each company's net available liquidity at September 30, 2007 were as follows:
	FPL	FPL Group Capital	FPL Group	FPL Group Consoli- dated	Maturity Date

					FPL	FPL Group Capital

	(millions)

Bank revolving lines of credit (a)	$2,500	$4,000	$-	$6,500	April 2012	April 2012
Less letters of credit	43	263	-	306

	2,457	3,737	-	6,194

Revolving term loan facility	250	-	-	250	May 2011
Less borrowings	-	-	-	-

	250	-	-	250

Cash and cash equivalents	56	282	12	350

Net available liquidity	$2,763	$4,019	$12	$6,794

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

FPL Group (which guarantees the payment of FPL Group Capital's credit facilities pursuant to a 1998 guarantee agreement) is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL Group Capital's credit facility.  FPL is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL's credit facility and revolving term loan facility.  At September 30, 2007, each of FPL Group and FPL was in compliance with its respective ratio.

In addition to the amounts in the table above, FPL Group Capital and FPL have each established an uncommitted credit facility with a bank to be used for general corporate purposes.  The bank may, at its discretion upon the request of FPL Group Capital or FPL, make a short-term loan or loans to FPL Group Capital or FPL in an aggregate amount determined by the bank, which is subject to change at any time.  The terms of the specific borrowings under the uncommitted credit facilities, including maturity, are set at the time borrowing requests are made by FPL Group Capital or FPL.  At September 30, 2007, there were no amounts outstanding for either FPL Group Capital or FPL under the uncommitted credit facilities.

In addition, FPL has restricted funds set aside (included in special use funds on FPL Group's and FPL's condensed consolidated balance sheets) that provide FPL the capacity to absorb up to approximately $200 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.  See Note 7 - Securitization.  Also, an indirect wholly-owned subsidiary of FPL Energy has established a $100 million letter of credit facility which expires in 2017 and serves as security for certain obligations under commodity hedge agreements entered into by the subsidiary.

Shelf Registration - In September 2006, FPL Group, FPL Group Capital, FPL and certain affiliated trusts filed a shelf registration statement with the U.S. Securities and Exchange Commission (SEC) for an unspecified amount of securities.  The amount of securities issuable by the companies is established from time to time by their respective board of directors.  As of November 1, 2007, securities that may be issued under the registration statement, as subsequently amended, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, first mortgage bonds, preferred trust securities, common stock, stock purchase contracts, stock purchase units, preferred stock and guarantees related to certain of those securities.  As of November 1, 2007, FPL Group and FPL Group Capital had $1.0 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $400 million of board-authorized available capacity.

Covenants - FPL Group's charter does not limit the dividends that may be paid on its common stock.  As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries.  FPL pays dividends to FPL Group in a manner consistent with FPL's long-term targeted capital structure.  The mortgage and deed of trust securing FPL's first mortgage bonds (mortgage) contains provisions which, under certain conditions, restrict the payment of dividends to FPL Group and the issuance of additional first mortgage bonds.  In light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

Under the mortgage, in some cases, the amount of retained earnings that FPL can use to pay cash dividends on its common stock is restricted.  The restricted amount may change based on factors set out in the mortgage.  Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings.  As of September 30, 2007, no retained earnings were restricted by these provisions of the mortgage.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL's first mortgage bonds including those to be issued and any other non-junior FPL indebtedness.  As of September 30, 2007, coverage for the 12 months ended September 30, 2007 would have been approximately seven times the annual interest requirements and approximately four times the aggregate principal requirements. New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee.  As of September 30, 2007, FPL could have issued in excess of $6.0 billion of additional first mortgage bonds based on the unfunded property additions and in excess of $5.5 billion based on retired first mortgage bonds.  As of September 30, 2007, no cash was deposited with the mortgage trustee for these purposes.

In June 2007, FPL Group and FPL Group Capital executed a Replacement Capital Covenant (June 2007 RCC) in connection with FPL Group Capital's offering of $400 million principal amount of its Series C Junior Subordinated Debentures due 2067 (Series C junior subordinated debentures).  The June 2007 RCC is for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness (covered debt) of FPL Group Capital (other than the Series C junior subordinated debentures) or, in certain cases, of FPL Group. FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the June 2007 RCC.  The June 2007 RCC provides that FPL Group Capital may redeem or purchase, or satisfy, discharge or defease (collectively, defease), and FPL Group and any majority-owned subsidiary of FPL Group or FPL Group Capital may purchase, any Series C junior subordinated debentures on or before June 15, 2037, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series C junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the June 2007 RCC.

In September 2007, FPL Group and FPL Group Capital executed a Replacement Capital Covenant (September 2007 RCC) in connection with FPL Group Capital's offering of $250 million principal amount of its Series D Junior Subordinated Debentures due 2067 and $350 million principal amount of Series E Junior Subordinated Debentures due 2067 (collectively, Series D and Series E junior subordinated debentures).  The September 2007 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of FPL Group Capital (other than the Series D and Series E junior subordinated debentures) or, in certain cases, of FPL Group. FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the September 2007 RCC.  The September 2007 RCC provides that FPL Group Capital may redeem, purchase, or defease, and FPL Group and any majority-owned subsidiary of FPL Group or FPL Group Capital may purchase, any Series D and Series E junior subordinated debentures on or before September 1, 2037, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series D and Series E junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the September 2007 RCC.

Accumulated Other Comprehensive Income (Loss)

FPL Group's total other comprehensive income (loss) activity is as follows:
	Accumulated Other Comprehensive Income (Loss)

	Nine Months Ended September 30,

	2007				2006

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Other	Total

	(millions)

Balances at December 31 of prior year	$(25)	$98	$42	$115	$(215)	$22	$(193)
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $18
tax benefit and $98 tax expense, respectively)	(26)	-	-	(26)	143	-	143
Reclassification from OCI to net income (net of $14
and $19 tax expense, respectively)	20	-	-	20	28	-	28
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses
(net of $4 and $0.6 tax benefit, respectively)	(5)	-	-	(5)	(1)	-	(1)
Reclassification from OCI to net income (net of $2 tax
benefit and $1 tax expense, respectively)	(4)	-	-	(4)	2	-	2
Net unrealized gains on available for sale securities
(net of $11 and $6 tax expense, respectively)	-	-	17	17	-	10	10
Supplemental retirement plan liability adjustment
(net of $0.5 tax expense in 2006)	-	-	-	-	-	1	1
Defined benefit pension and other benefits plans
(net of $1 tax benefit in 2007)	-	(2)	-	(2)	-	-	-

Balances at September 30	$(40)	$96	$59	$115	$(43)	$33	$(10)

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading - Certain of FPL Group's subsidiaries, including FPL and FPL Energy, use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as to optimize the value of power generation assets.  FPL Energy provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.

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

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2007 were as follows:
		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Three months ended September 30, 2007
Fair value of contracts outstanding at June 30, 2007	$(9)	$(96)	$(106)	$(459)	$(670)
Reclassification to realized at settlement of contracts	(1)	4	1	227	231
Effective portion of changes in fair value recorded in OCI	-	-	39	-	39
Ineffective portion of changes in fair value recorded in earnings	-	5	-	-	5
Changes in fair value excluding reclassification to realized	4	51	-	(140)	(85)

Fair value of contracts outstanding at September 30, 2007	(6)	(36)	(66)	(372)	(480)
Net option premium payments (receipts)	-	(1)	-	28	27

Total mark-to-market energy contract net assets (liabilities) at September 30, 2007	$(6)	$(37)	$(66)	$(344)	$(453)

		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Nine months ended September 30, 2007
Fair value of contracts outstanding at December 31, 2006	$5	$8	$(56)	$(921)	$(964)
Reclassification to realized at settlement of contracts	(6)	(59)	34	676	645
Value of contracts purchased/previously not consolidated	-	23	-	-	23
Effective portion of changes in fair value recorded in OCI	-	-	(44)	-	(44)
Ineffective portion of changes in fair value recorded in earnings	-	1	-	-	1
Changes in fair value excluding reclassification to realized	(5)	(9)	-	(127)	(141)

Fair value of contracts outstanding at September 30, 2007	(6)	(36)	(66)	(372)	(480)
Net option premium payments (receipts)	-	(1)	-	28	27

Total mark-to-market energy contract net assets (liabilities) at September 30, 2007	$(6)	$(37)	$(66)	$(344)	$(453)

FPL Group's total mark-to-market energy contract net assets (liabilities) at September 30, 2007 shown above are included in the condensed consolidated balance sheet as follows:
September 30, 2007

(millions)

Current derivative assets	$236
Other assets	70
Current derivative liabilities	(544)
Non-current derivative liabilities	(215)

FPL Group's total mark-to-market energy contract net assets (liabilities)	$(453)

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2007 were as follows:
	Maturity

	2007	2008	2009	2010	2011	Thereafter	Total

	(millions)
Trading:
Actively quoted (i.e., exchange traded) prices	$(15)	$3	$8	$(5)	$-	$-	$(9)
Prices provided by other external sources	(4)	(10)	2	-	1	1	(10)
Modeled	19	9	(13)	(2)	-	-	13

Total	-	2	(3)	(7)	1	1	(6)

Owned Assets - Non-Qualifying:
Actively quoted (i.e., exchange traded) prices	(34)	(33)	(3)	(20)	(21)	(17)	(128)
Prices provided by other external sources	44	27	9	-	-	(36)	44
Modeled	27	37	(4)	(6)	(1)	(5)	48

Total	37	31	2	(26)	(22)	(58)	(36)

Owned Assets - OCI:
Actively quoted (i.e., exchange traded) prices	(3)	(21)	(20)	(11)	(4)	-	(59)
Prices provided by other external sources	-	-	-	-	-	-	-
Modeled	(1)	(6)	-	-	-	-	(7)

Total	(4)	(27)	(20)	(11)	(4)	-	(66)

Owned Assets - FPL Cost Recovery Clauses:
Actively quoted (i.e., exchange traded) prices	(194)	(217)	-	-	-	-	(411)
Prices provided by other external sources	-	40	-	-	-	-	40
Modeled	4	(2)	(3)	-	-	-	(1)

Total	(190)	(179)	(3)	-	-	-	(372)

Total sources of fair value	$(157)	$(173)	$(24)	$(44)	$(25)	$(57)	$(480)

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of September 30, 2007 and December 31, 2006, the VaR figures were as follows:
	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2006	$-	$2	$2	$89	$57	$54	$89	$60	$56
September 30, 2007	$-	$3	$3	$79	$35	$51	$79	$33	$53

Average for the nine months ended
September 30, 2007	$-	$2	$2	$74	$37	$48	$74	$36	$49
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

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:
	September 30, 2007			December 31, 2006

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

FPL Group:	(millions)

Long-term debt, including current maturities	$12,495	$12,333	(a)	$11,236	$11,314	(a)
Fixed income securities:
Special use funds	$1,983	$1,983	(b)	$1,430	$1,430	(b)
Other investments	$108	$108	(b)	$93	$93	(b)
Interest rate swaps - net unrealized gain (loss)	$(5)	$(5	) (c)	$6	$6	(c)

FPL:
Long-term debt, including current maturities	$4,912	$4,784	(a)	$4,214	$4,208	(a)
Fixed income securities:
Special use funds	$1,403	$1,403	(b)	$1,235	$1,235	(b)
_____________________
(a)	Based on market prices provided by external sources.
(b)	Based on quoted market prices for these or similar issues.
(c)	Based on market prices modeled internally.

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

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At September 30, 2007, the estimated fair value for FPL Group interest rate swaps was as follows:
Notional Amount		Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value

(millions)							(millions)

Cash flow hedges - FPL Energy:
	$85	August 2002	December 2007	4.410%	variable	(a)	$-
	$169	August 2003	November 2007	3.557%	variable	(a)	-
	$4	February 2005	June 2008	4.255%	variable	(a)	-
	$70	December 2003	December 2017	4.245%	variable	(a)	2
	$23	April 2004	December 2017	3.845%	variable	(a)	1
	$217	December 2005	November 2019	4.905%	variable	(a)	1
	$527	January 2007	January 2022	5.390%	variable	(b)	(9)

Total interest rate hedges							$(5)

____________________
(a)	Three-month LIBOR
(b)	Six-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $564 million ($219 million for FPL) at September 30, 2007.

Equity price risk - Included in the nuclear decommissioning reserve funds of FPL Group are marketable equity securities carried at their market value of approximately $1,516 million and $1,395 million ($1,107 million and $1,029 million for FPL) at September 30, 2007 and December 31, 2006, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $152 million ($111 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at September 30, 2007.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of September 30, 2007, approximately 97% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3.  Legal Proceedings in the 2006 Form 10-K for FPL Group and FPL and Part II, Item 1. Legal Proceedings in the Quarterly Report on Form 10-Q for each of the quarterly periods ended March 31, 2007 and June 30, 2007 for FPL Group and FPL.

In the FMPA case, with regard to FMPA's protest of FPL's compliance filing with respect to the rate base issue, in September 2007, FMPA filed a motion requesting that the FERC promptly issue a decision.  The FERC has yet to act.

In the Adelphia lawsuit, the trial has been rescheduled for January 2009.

In the Finestone and Blake/Lowe lawsuits, oral argument before the U.S. Court of Appeals for the Eleventh Circuit is scheduled for November 28, 2007.

In the TXU case, a hearing on post-trial motions has been conducted to conform the jury verdict and trial court rulings into a final judgment.

In the PT Pertamina lawsuit, in September 2007, the U.S. Court of Appeals for the Second Circuit affirmed the anti-suit injunction against PT Pertamina, which precludes it from commencing any similar fraud action against KBC anywhere in the world.  In accordance with the terms of the anti-suit injunction, the Cayman Islands action was dismissed by the Grand Court of the Cayman Islands in October 2007.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases made by FPL Group of its common stock:
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (b)

7/1/07 - 7/31/07	1,926	$56.70	-	20,000,000
8/1/07 - 8/31/07	2,153	$60.20	-	20,000,000
9/1/07 - 9/30/07	-	$-	-	20,000,000

Total	4,079		-

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
Reference is made to Item 1. Business - FPL Group - Environmental, FPL Operations - Environmental and FPL Energy Operations - Environmental in the 2006 Form 10-K for FPL Group and FPL.

As a result of a January 2007 ruling by the U.S. Court of Appeals for the Second Circuit, the EPA has suspended its rule under Section 316(b) of the Clean Water Act.  During the period the rule is suspended, the EPA has directed its permitting agencies to address Section 316(b) compliance based on best professional judgment when issuing permits.

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

x
*4(b)

Officer's Certificate of FPL Group Capital and FPL Group dated September 17, 2007, creating the Series D Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a)
to Form 8-K dated September 17, 2007, File No. 1-8841)

x

Exhibit Number	Description	FPL Group	FPL
*4(c)

Officer's Certificate of FPL Group Capital and FPL Group dated September 18, 2007, creating the Series E Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b)
to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(d)	Replacement Capital Covenant, dated September 18, 2007, by FPL Group Capital and FPL Group (filed as Exhibit 4(c) to Form 8-K dated September 17, 2007, File No. 1-8841)	x
*4(e)

Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and twelve Supplements thereto, between FPL and Deutsche Bank Trust Company
Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File
No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a),
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
Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612;
Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; and Exhibit 4 to Form 8-K dated October 10, 2007, File No. 2-27612)

		x	x
*10(a)	FPL Group Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No, 1-8841)	x	x
10(b)	Amendment One to the FPL Group, Inc. Deferred Compensation Plan effective January 1, 2007	x	x
10(c)	Non-Employee Director Compensation Summary effective January 1, 2008	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x

Exhibit Number	Description	FPL Group	FPL
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x
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

FPL GROUP, INC.
FLORIDA POWER & LIGHT COMPANY
(Registrants)

Date: November 1, 2007

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)