Form 10-K
period 2007-12-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2008-02-28
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

1-8841 2-27612	FPL GROUP, INC. FLORIDA POWER & LIGHT COMPANY 700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000	59-2449419 59-0247775
State or other jurisdiction of incorporation or organization: Florida
Name of exchange on which registered

Securities registered pursuant to Section 12(b) of the Act:
FPL Group, Inc.:	Common Stock, $0.01 Par Value	New York Stock Exchange
Florida Power & Light Company: None
Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act of 1933.
FPL Group, Inc. Yes __X__ No ____	Florida Power & Light Company Yes __X__ No _____
Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
FPL Group, Inc. Yes ____ No __X__	Florida Power & Light Company Yes _____ No __X__

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.

FPL Group, Inc. Yes __X__ No ____	Florida Power & Light Company Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrants are a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

FPL Group, Inc. Large Accelerated Filer __X__ Accelerated Filer ____ Non-Accelerated Filer ____ Smaller Reporting Company ____
Florida Power & Light Company Large Accelerated Filer ____ Accelerated Filer ____	Non-Accelerated Filer __X__ Smaller Reporting Company ____
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ____ No __X__

Aggregate market value of the voting and non-voting common equity of FPL Group, Inc. held by non-affiliates as of June 30, 2007 (based on the closing market price on the Composite Tape on June 30, 2007) was $23,019,093,277.

There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates as of June 30, 2007.
The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at January 31, 2008: 407,370,071 shares.

As of January 31, 2008, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of FPL Group, Inc.'s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
________________________________________

This combined Form 10-K represents separate filings by FPL Group, Inc. and Florida Power & Light Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth under General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

DEFINITIONS
Acronyms and defined terms used in the text include the following:
Term	Meaning
AFUDC	allowance for funds used during construction
BART	Best Available Retrofit Technology
capacity clause	capacity cost recovery clause, as established by the FPSC
charter	restated articles of incorporation, as amended, of FPL Group or FPL, as the case may be
CO2	carbon dioxide
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
EMF	electric and magnetic field(s)
EMT	Energy Marketing & Trading
2005 Energy Act	Energy Policy Act of 2005
environmental clause	environmental compliance cost recovery clause, as established by the FPSC
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FAS	Statement of Financial Accounting Standards No.
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FIN	FASB Interpretation No.
FMPA	Florida Municipal Power Agency
FPL	Florida Power & Light Company
FPL Energy	FPL Energy, LLC
FPL FiberNet	FPL FiberNet, LLC
FPL Group	FPL Group, Inc.
FPL Group Capital	FPL Group Capital Inc
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
Gulfstream	Gulfstream Natural Gas System, L.L.C.
Holding Company Act	Public Utility Holding Company Act of 2005
IRS	Internal Revenue Service
kv	kilovolt(s)
kwh	kilowatt-hour(s)
LIBOR	London InterBank Offered Rate
LTIP	FPL Group, Inc. Amended and Restated Long Term Incentive Plan
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
mw	megawatt(s)
NEPOOL	New England Power Pool
Note ___	note ___ to consolidated financial statements
NOx	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
Nuclear Waste Policy Act	Nuclear Waste Policy Act of 1982
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
PJM	PJM Interconnection, L.L.C.
PMI	FPL Energy Power Marketing, Inc.
Point Beach	Point Beach Nuclear Power Plant
PTCs	production tax credits
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities	non-utility power production facilities meeting the requirements of a qualifying facility under the PURPA
RFP	request for proposal
ROE	return on common equity
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
SEGS	Solar Electric Generating System
SO2	sulfur dioxide
VIE	variable interest entity

FPL Group, FPL, FPL Group Capital and FPL Energy each have subsidiaries and affiliates with names that include FPL, FPL Energy, FPLE and similar references.  For convenience and simplicity, in this report the terms FPL Group, FPL, FPL Group Capital and FPL Energy are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates.  The precise meaning depends on the context.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance, climate change strategy or growth strategies (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, aim, believe, could, estimated, may, plan, potential, projection, target, outlook, predict, intend) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to important factors included in Part I, Item 1A.  Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on FPL Group's and/or FPL's operations and financial results, and could cause FPL Group's and/or FPL's actual results to differ materially from those contained in forward-looking statements made by or on behalf of FPL Group and/or FPL in this combined Form 10-K, in presentations, on their respective websites, in response to questions or otherwise.

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

PART I

Item 1.  Business

FPL GROUP

FPL Group has two principal operating subsidiaries, FPL and FPL Energy.  FPL is a rate-regulated utility engaged primarily in the generation, transmission, distribution and sale of electric energy.  FPL Energy is FPL Group's competitive energy subsidiary which produces the majority of its electricity from clean and renewable fuels.  FPL Group Capital, a wholly-owned subsidiary of FPL Group, holds the capital stock of, or has equity interests in, FPL Group's operating subsidiaries, other than FPL, and provides funding for those subsidiaries, including FPL Energy.  FPL Group was incorporated in 1984 under the laws of Florida.  At December 31, 2007, FPL Group and its subsidiaries employed approximately 14,600 people.  For financial information regarding FPL Group's business segments, see Note 17.

Environmental.  Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, EMF from power lines and substations, oil discharge from transformers, lead paint, asbestos, noise and aesthetics, solid waste, natural resources, wildlife mortality and other environmental matters.  Compliance with these laws and regulations increases the cost of electric service by requiring, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities.  Environmental laws and regulations are subject to change.  The following is a discussion of emerging federal and state initiatives and rules that could potentially affect FPL Group.  See FPL Operations - Environmental and FPL Energy Operations - Environmental for a discussion of potential impacts specific to those entities.

Climate Change - The U.S. Congress and certain states and regions are considering several legislative and regulatory proposals that would establish new regulatory requirements and reduction targets for greenhouse gases.  Based on the most current reference data available from government sources, FPL Group is among the lowest emitters of greenhouse gases in the U.S. measured by its rate of emissions to generation in pounds per megawatt-hour.  However, these legislative and regulatory proposals have differing methods of implementation and the impact on FPL's and FPL Energy's generating units and/or the financial impact (either positive or negative) to FPL Group and FPL could be material, depending on the eventual structure of any legislation enacted or specific implementation rules adopted.

In anticipation of the potential imposition of greenhouse gas emission limits on the electric industry in the future, FPL Group is involved in several climate change initiatives, including, but not limited to, the following:

  participation in various groups including working with the Governor of Florida on the Governor's Action Team on Energy and Climate Change, the FDEP and the FPSC in addressing executive orders issued in 2007 by the Governor of Florida (see FPL Operations - Environmental for additional information);

  voluntary reporting of its greenhouse gas emissions to the DOE under the Energy Policy Act of 1992;

  voluntary reporting of its greenhouse gas emissions and climate change strategy through the Carbon Disclosure Project (an investor-led initiative to identify climate change impacts on publicly-traded companies);

  participation in the U.S. Climate Action Partnership (an alliance made up of a diverse group of U.S.-based businesses and environmental organizations, which in early 2007 issued a set of principles and recommendations to address global climate change and the reduction of greenhouse gas emissions);

  participation in the Clinton Global Initiative (an organization which seeks to foster shared commitment by individuals, businesses and governments to confront major world issues and achieve real change); and

  participation in the EPA's Climate Leaders Program to reduce greenhouse gas intensity in the United States by 18% by 2012, including reporting of emissions data annually.  FPL Group has committed to a 2008 target emissions rate reduction of 18% below a 2001 baseline emission rate measured in pounds per megawatt-hour, which it expects to achieve by the end of 2008.

At the September 2007 Clinton Global Initiative session, FPL Group announced three initiatives aimed at increasing U.S. solar energy output and reducing greenhouse gas emissions that contribute to global warming:  (i) plans to invest up to $1.5 billion in new solar generating facilities in Florida and California from 2008 to 2014, (ii) plans by FPL to provide enhanced energy management capabilities to its customers and (iii) the launch by FPL Energy of a new renewable energy program.  See FPL Operations - Environmental and FPL Energy Operations - Environmental for additional information regarding these initiatives.

Clean Air Act Mercury/Nickel Rule - During 2005, the EPA determined that new data indicated that nickel emissions from oil-fired units and mercury emissions from coal-fired units should not be regulated under Section 112 of the Clean Air Act, which set Maximum Achievable Control Technology standards (MACT), and as a result the EPA published a final rule delisting nickel and mercury from the requirements of regulation under Section 112.  In lieu of regulation under Section 112, the EPA issued a final rule (Clean Air Mercury Rule) to regulate mercury emissions from coal-fired electric utility steam generating units under Section 111 of the Clean Air Act.  The mercury and nickel delisting rule, as well as the Clean Air Mercury Rule, were challenged by various states and environmental groups.  In February 2008, the U.S. Court of Appeals for the District of Columbia vacated both the EPA's mercury and nickel delisting rule and the Clean Air Mercury Rule.  The EPA may appeal the decision to the U.S. Supreme Court, proceed with the MACT regulation or pursue a delisting of mercury and nickel under Section 112.

Clean Air Interstate Rule (CAIR) - In 2005, the EPA published a final rule that requires SO2 and NOx emissions reductions from electric generating units in 28 states, where the emissions from electric generating units are deemed to be transported to downwind states, allegedly resulting in fine particulate (PM 2.5) and ozone non-attainment.  The final rule requires phased reductions in SO2 emissions by 2010 and by 2015, and reductions in NOx emissions by 2009 and by 2015, eventually reaching a nationwide reduction of 65% below a 2002 baseline emission rate for each.  In the final rule, through the use of modeling data, the states in which FPL facilities are located were determined to be contributors of PM 2.5 and/or ozone production in downwind states.  However, FPL Group believes that the emissions from most of its Florida generating facilities are not affecting the non-attainment status of downwind areas.  In 2005, FPL Group filed a petition for reconsideration with the EPA and a lawsuit in the U.S. Court of Appeals for the District of Columbia challenging the inclusion of all Florida plants in the ozone compliance provisions of the rule and South Florida plants in the fine particulate compliance requirements of the rule; and challenging the SO2 and NOx allowance allocation provisions in CAIR.  In a separate lawsuit, FPL joined other Florida electric generating companies as the Florida Association of Electric Utilities to challenge the inclusion of all Florida plants in the ozone compliance provisions of the rule and South Florida plants in the fine particulate compliance requirements of the rule.  In 2006, the EPA denied FPL Group's and other petitioners' requests to revise the final rule.  Oral argument is scheduled for March 25, 2008 with a final decision by the appeals court expected later in 2008.

Clean Air Visibility Rule - In 2005, the EPA issued the Clean Air Visibility Rule to address regional haze in areas which include certain national park and wilderness areas through the installation of BART for electric generating units.  BART eligible units include those built between 1962 and 1977 that have the potential to emit more than 250 tons of visibility-impairing pollution per year.  The rule requires states to complete BART determinations by 2008 and allows for a five-year period to implement pollution controls.

Clean Water Act Section 316(b) - In 2004, the EPA issued a rule under Section 316(b) of the Clean Water Act to address location, design, construction and capacity of intake structures at existing power plants with once-through cooling water systems.  The rule would have required FPL Group to demonstrate that it had met or would meet new impingement mortality (the loss of organisms against screens and other exclusion devices) and/or entrainment (the loss of organisms by passing through the cooling water system) reductions by complying with one of several alternatives, including the use of technology and/or operational measures.  FPL Group has been conducting the necessary studies/analyses and planned to submit solutions for regulatory approval in early 2008.  However, in 2007, the U.S. Court of Appeals for the Second Circuit ruled on a challenge to the rule by a number of environmental groups and six northeastern states.  In its ruling, the court eliminated several of the compliance alternatives, including the use of restoration measures, from consideration and remanded the rule to the EPA for further rulemaking.  As a result of the 2007 court decision, the EPA has suspended its rule under Section 316(b) of the Clean Water Act.  During the period the rule is suspended, the EPA has directed its permitting agencies to address Section 316(b) compliance based on best professional judgment when issuing permits.  The EPA is expected to initiate new Section 316(b) rulemaking in 2008 to rewrite the rule consistent with the court's decision.

Website Access to SEC Filings.  FPL Group and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on FPL Group's internet website, www.fplgroup.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  Information contained on FPL Group's website (or any of its subsidiaries' websites) is not incorporated by reference in this annual report on Form 10-K.

FPL OPERATIONS

General.  FPL was incorporated under the laws of Florida in 1925 and is a wholly-owned subsidiary of FPL Group.  FPL supplies electric service to a population of more than 8.7 million throughout most of the east and lower west coasts of Florida.  During 2007, FPL served approximately 4.5 million customer accounts.  The percentage of FPL's operating revenues by customer class was as follows:

	Years Ended December 31,

	2007	2006	2005

Residential	54%	54%	55%
Commercial	39	39	37
Industrial	3	3	3
Other, including deferred or recovered clause revenues, the net change in
unbilled revenues, gas, transmission and wholesale sales and customer-related fees	4	4	5

	100%	100%	100%

Regulation.  FPL's retail operations provided approximately 99% of FPL's 2007 operating revenues.  Retail operations are regulated by the FPSC, which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities and other matters.  FPL is also subject to regulation by the FERC with respect to certain aspects of its operations, including, but not limited to, the acquisition and disposition of facilities, interchange and transmission services and wholesale purchases and sales of electric energy.  In addition, FPL's nuclear power plants are subject to the jurisdiction of the NRC.  NRC regulations govern the granting of licenses for the construction, operation and retirement of nuclear power plants and subject these plants to continuing review and regulation.

Retail Ratemaking.  The underlying concept of utility ratemaking is to set rates at a level that allows the utility the opportunity to collect from customers total revenues (revenue requirements) equal to its cost of providing service, including a reasonable rate of return on invested capital.  To accomplish this, the FPSC uses various ratemaking mechanisms.

In general, the basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system.  These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base).  At the time base rates are determined, the allowed rate of return on rate base approximates FPL's estimated weighted-average cost of capital, which includes its costs for outstanding debt and, typically, an allowed ROE.  The FPSC monitors FPL's actual regulatory ROE through a surveillance report that is filed monthly by FPL with the FPSC.  The FPSC does not provide assurance that an allowed ROE will be achieved.  Base rates are determined in rate proceedings or through negotiations, which occur at irregular intervals at the initiative of FPL, the FPSC, the State of Florida Office of Public Counsel or a substantially affected party.

In 2005, the FPSC approved a stipulation and settlement agreement regarding FPL's retail base rates (2005 rate agreement), signed by FPL and all of the interveners in its 2005 base rate proceeding.  FPL expects the 2005 rate agreement to be in effect through December 31, 2009; thereafter, it shall remain in effect until terminated on the date new retail base rates become effective pursuant to an FPSC order.  The 2005 rate agreement replaced a rate agreement that was effective April 15, 2002 through December 31, 2005 (2002 rate agreement).

The 2005 rate agreement provides that retail base rates will not increase during the term of the agreement except to allow recovery of the revenue requirements of any power plant approved pursuant to the Florida Power Plant Siting Act (Siting Act) that achieves commercial operation during the term of the 2005 rate agreement.  Retail base rates increased on May 1, 2007 when a 1,144 mw natural gas-fired plant at FPL's Turkey Point site (Turkey Point Unit No. 5) was placed in service.  The 2005 rate agreement also continues the revenue sharing mechanism in FPL's 2002 rate agreement, whereby revenues from retail base operations in excess of certain thresholds will be shared with customers on the basis of two-thirds refunded to customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second, higher threshold (cap) will be refunded 100% to customers.  The revenue sharing threshold and cap are established by increasing the prior year's threshold and cap by the sum of the following:  (i) the average annual growth rate in retail kwh sales for the ten-year period ending December 31 of the preceding year multiplied by the prior year's retail base rate revenue sharing threshold and cap and (ii) the amount of any incremental base rate increases for power plants approved pursuant to the Siting Act that achieve commercial operation during the term of the 2005 rate agreement.  The revenue sharing threshold and cap for 2008 are estimated to be $4,349 million and $4,524 million, respectively.  For the year ended December 31, 2007, revenues from retail base operations did not exceed the 2007 thresholds.

Under the terms of the 2005 rate agreement: (i) FPL's electric property depreciation rates are based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however, FPL may reduce depreciation by up to $125 million annually which was also permitted under the 2002 rate agreement, (ii) FPL suspended contributions of approximately $79 million per year to its nuclear decommissioning fund beginning in September 2005, (iii) FPL suspended contributions of $20.3 million per year to its storm and property insurance reserve beginning in 2006 and has the ability to recover prudently incurred storm restoration costs, either through securitization provisions pursuant to the Florida Statutes or through surcharges, and (iv) FPL will be allowed to recover through a cost recovery clause prudently incurred incremental costs associated with complying with an FPSC or FERC order regarding a regional transmission organization.

FPL does not have an authorized regulatory ROE under the 2005 rate agreement for the purpose of addressing earnings levels.  For all other regulatory purposes, FPL has an ROE of 11.75%.  Under the 2005 rate agreement, the revenue sharing mechanism described above is the appropriate and exclusive mechanism to address earnings levels.  However, if FPL's regulatory ROE, as reported to the FPSC in FPL's monthly earnings surveillance report, falls below 10% during the term of the 2005 rate agreement, FPL may petition the FPSC to amend its base rates.

Fuel costs are recovered from customers through levelized charges per kwh established under the fuel clause.  These charges are calculated annually based on estimated fuel costs and estimated customer usage for the following year, plus or minus a true-up adjustment to reflect the variance of actual costs and usage from the estimates used in setting the fuel adjustment charges for prior periods.  An adjustment to the levelized charges may be approved during the course of a year to reflect a projected variance based on actual costs and usage.  In 2007, approximately $6.0 billion of costs were recovered through the fuel clause.  FPL utilizes a risk management fuel procurement program which was approved by the FPSC at the program's inception.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to reduce the risk of unexpected fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  See Energy Marketing and Trading, Management's Discussion - Results of Operations, Note 1 - Regulation and Note 4.

Capacity payments to other utilities and generating companies for purchased power are recovered from customers through the capacity clause and base rates.  In 2007, approximately $526 million of costs were recovered through the capacity clause.  Costs associated with implementing energy conservation programs totaled approximately $206 million in 2007 and were recovered from customers through the energy conservation cost recovery clause.  Costs of complying with federal, state and local environmental regulations enacted after April 1993 totaled $24 million in 2007 and were recovered through the environmental clause to the extent not included in base rates.

In 2007, the FPSC approved a nuclear cost recovery rule that provides for the recovery of prudently incurred pre-construction costs and carrying charges (equal to the pretax AFUDC rate) on construction costs for new nuclear capacity through levelized charges under the capacity clause and for the recovery of construction costs, once the new capacity goes into service, through a base rate increase.  As part of the FPSC's approval of the addition of approximately 400 mw of baseload capacity to FPL's existing nuclear units, FPL received approval to recover costs associated with the project through the nuclear cost recovery rule.  See Nuclear Operations below.

FPL maintains a funded storm and property insurance reserve.  FPL was affected by four hurricanes in 2005 and three hurricanes in 2004 which caused major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in the storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, FPL formed a wholly-owned bankruptcy remote special purpose subsidiary for the purpose of issuing storm-recovery bonds, pursuant to the securitization provisions of the Florida Statutes and an FPSC financing order.  In May 2007, the FPL subsidiary issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds) primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  The storm-recovery bonds, including interest and bond issuance costs, are being repaid through a surcharge to retail customers.  Prior to the issuance of these storm-recovery bonds, FPL had been recovering the 2004 storm restoration costs from retail customers through a storm damage surcharge.  See Management's Discussion - Results of Operations - FPL and Note 1 - Securitization.

During 2006, FPL introduced an initiative to enhance its electrical grid as a result of heightened hurricane activity and in response to concerns expressed by the community, state leaders and regulators.  The estimated capital expenditures associated with this initiative, as well as the FPSC's approved storm preparedness plan (collectively, Storm Secure®) for 2008 through 2012 are included in FPL's projected capital expenditures.  See Capital Expenditures below and Note 16 - Commitments.  The estimated costs associated with Storm Secure, both capital expenditures and O&M expenses, are subject to change over time based on, among other things, productivity enhancements and prioritization.

In June 2007, the FPSC denied FPL's need petition for two ultra super critical pulverized coal generating units in Glades County, Florida.  In July 2007, FPL filed a petition with the FPSC requesting authorization to defer, until the next retail base rate proceeding, approximately $35 million of preconstruction costs associated with the coal units, with amortization over a five-year period beginning when new base rates are implemented.  These costs are currently reflected in other assets on FPL Group's and FPL's consolidated balance sheets.  Any portion of these costs not approved for recovery would be expensed.  A decision is expected in April 2008.

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  Such costs may include, among others, fuel and O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.

Competition.  FPL currently holds 176 franchise agreements to provide electric service in various municipalities and counties in Florida with varying expiration dates through 2037.  Of the 176 franchise agreements, five expire in 2008, eight expire in 2009 and 163 expire during the period 2010 through 2037.  Negotiations are ongoing to renew franchises with upcoming expirations.  FPL considers its franchises to be adequate for the conduct of its business.

FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers.  The FERC has jurisdiction over potential changes that could affect competition in wholesale transactions.  In 2007, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues.  Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier.  Management believes it is unlikely there will be any state actions to restructure the retail electric industry in Florida in the near future.  If the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment.  See Management's Discussion - Critical Accounting Policies and Estimates - Regulatory Accounting.

The FPSC promotes cost competitiveness in the building of new steam generating capacity by requiring investor-owned electric utilities, such as FPL, to issue an RFP.  The RFP process allows independent power producers and others to bid to supply the new generating capacity.  If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generation capacity of the type proposed, the investor-owned electric utility would seek to negotiate a power purchase agreement with the selected bidder and request that the FPSC approve the terms of the power purchase agreement and, if appropriate, provide the required authorization for the construction of the bidder's generation capacity.  See Fossil Operations below regarding an RFP for additional power resources.  Effective February 2007, the FPSC eliminated the requirement for utilities to issue an RFP for new nuclear power plants sited after June 2006.  See Nuclear Operations below regarding a need petition FPL filed with the FPSC for two additional nuclear units.

Environmental.  FPL is subject to environmental laws and regulations and is affected by emerging issues included in the discussion of FPL Group's business (see FPL Group - Environmental).  Below is a discussion of the potential impact of these issues on FPL's business.

  Clean Air Act Mercury/Nickel Rule - Depending on the EPA's response to the U.S. Court of Appeals for the District of Columbia's February 2008 decision, it is possible that certain FPL oil-fired units, Scherer Unit No. 4, St. Johns River Power Park (SJRPP) Units Nos. 1 and 2 and certain coal-fired units from which FPL purchases power will be required to add additional pollution control equipment.  FPL cannot predict what the EPA's response to the court ruling may be, or the outcome of future pending regulation that may result from this court ruling.

  CAIR - While the final CAIR requirements are uncertain, it is possible that the FPL generating facilities in Florida and Georgia may be required to add additional SO2 and/or NOx controls or purchase emissions allowances to meet the compliance requirements of the final rule.

  Clean Air Visibility Rule - Based on FPL's initial BART evaluation, Turkey Point Fossil Units Nos. 1 and 2 would be affected, and, while the impact of the final BART requirements of the Clean Air Visibility Rule are uncertain, these units may be required to add additional emissions controls or switch fuels to meet the BART compliance requirements.  In 2007, the FDEP began the process to expand the population of units covered under the "Reasonable Further Progress" provision of the Clear Air Visibility Rule in an effort to reduce emissions of SO2 in areas which include certain national park and wilderness areas.  The provision requires that control measures be in place by 2017.  Six of FPL's generating facilities are affected under the Reasonable Further Progress provision (Manatee Units Nos. 1 and 2, Port Everglades Units Nos. 3 and 4 and Turkey Point Fossil Units Nos. 1 and 2).  While the final requirements of the Reasonable Further Progress provision are uncertain, it is possible that these units may be required to add additional emission controls or switch fuels to meet the provision's emissions requirements.

  Clean Water Act Section 316(b) - As a result of a decision by the U.S. Court of Appeals for the Second Circuit eliminating several compliance alternatives contained in the EPA rule under Section 316(b) of the Clean Water Act, additional rulemaking by the EPA could impact eight of FPL's generating facilities (Cape Canaveral, Cutler, Fort Myers, Lauderdale, Port Everglades, Sanford, Riviera and St. Lucie).

FPL expects to seek recovery through the environmental clause for compliance costs associated with any new environmental laws and regulations.

In July 2007, the Governor of Florida issued three executive orders aimed at reducing Florida greenhouse gas emissions and improving Florida's energy efficiency.  The orders state, among other things, that Florida utilities will be required to reduce emissions to 2000 levels by 2017; to 1990 levels by 2025; and to 20 percent of 1990 levels by 2050, and that the FPSC should begin the process of adopting a renewable portfolio standard that would require utilities to produce at least 20 percent of their generation from renewable sources, with an emphasis on wind and solar energy.  The executive orders are expected to be implemented through rulemaking and/or legislation.  The final requirements and their impact on FPL and FPL Group cannot be determined at this time.

In an effort to increase solar energy output and reduce greenhouse gas emissions in Florida, FPL has announced plans to build approximately 300 mw of solar generating facilities in Florida.  FPL is evaluating a new solar technology, and intends to initially construct a 10 mw facility, with expansion of the project to a 300 mw facility subject to the receipt of regulatory and other approvals as well as the technology meeting agreed-upon cost and technical specifications.  FPL has also announced plans to invest up to $500 million from 2008 to 2013 for an advanced metering initiative that will provide enhanced energy management capabilities to its customers and enable it to develop better energy management programs.  If the advanced metering initiative is proven successful in small geographic areas, it is expected to be broadened to cover FPL's service territory.

During 2007, FPL spent approximately $80 million on capital additions to comply with existing environmental laws and regulations.  FPL's capital expenditures to comply with existing environmental laws and regulations are estimated to be $619 million for 2008 through 2010, including approximately $189 million in 2008, and are included in estimated capital expenditures set forth in Capital Expenditures below.

System Capability and Load.  At December 31, 2007, FPL's resources for serving load consisted of 25,100 mw, of which 22,135 mw were from FPL-owned facilities (see Item 2 - Generating Facilities) and 2,965 mw were available through purchased power contracts (see Note 16 - Contracts).  FPL's projected reserve margin for the summer of 2008 is approximately 20.5%.  This reserve margin is expected to be achieved through the combination of output from FPL's generating units, purchased power contracts and the capability to reduce peak demand through the implementation of load management, which was estimated to be capable of reducing demand by 1,668 mw at December 31, 2007.  Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.  However, customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in FPL's service territory.  The highest peak FPL has served to date was 22,361 mw, which occurred on August 17, 2005.  FPL had adequate resources available at the time of this peak to meet customer demand.

See Fossil Operations and Nuclear Operations below regarding additional capacity currently under construction.

Fuel Mix.  FPL's generating plants use a variety of fuels.  The diverse fuel options, along with purchased power, enable FPL to shift between sources of generation to achieve a more economical fuel mix.  See Fossil Operations, Nuclear Operations and Item 2 - Generating Facilities.

FPL's 2007 fuel mix based on kwh produced was as follows:
Fuel Source	Percentage of kwh Produced

Natural gas	52%
Nuclear	19%
Purchased power	15%
Oil	8%
Coal	6%

Fossil Operations.  FPL owns and operates 83 units that utilize fossil fuels such as natural gas and/or oil, and has a joint-ownership interest in three coal units.  FPL's fossil units are out of service from time to time for routine maintenance or on standby during periods of mild weather.  FPL is currently constructing two natural gas-fired combined-cycle units of approximately 1,220 mw each at its West County Energy Center in western Palm Beach County, Florida, which are expected to be in service by mid-2009 and 2010 at an estimated total cost of approximately $1.3 billion (including AFUDC).  The costs of the two new units yet to be incurred as of December 31, 2007 are included in estimated capital expenditures set forth in Capital Expenditures below.  See Note 16 - Commitments.  In December 2007, FPL issued an RFP for additional power resources beginning in 2011.  FPL's self-build approach calls for adding a third natural gas-fired combined-cycle generating unit of approximately 1,220 mw to its West County Energy Center that would be operational in 2011.  Responses to the RFP are being evaluated against FPL's self-build approach.  By mid-March 2008, FPL will select the alternative determined to be the best and most cost-effective way to meet customers' needs.

Since June 2006, FPL has experienced different types of compressor blade failures in three combustion turbine compressors (CTCs) at two of its fossil generating plants, resulting in significant damage to the combustion turbines.  FPL has 32 of this type of CTCs in its generating fleet, which were all made by the same manufacturer.  Other companies in the electric industry have reported similar failures.  The manufacturer of the CTCs has determined the root cause of the first failure experienced by FPL involving a rotating blade and a remedy is expected to be available by 2009.  In the interim, FPL is conducting inspections of all rotating compressor blades in its generating fleet and replacing any blade sets found to have cracks.  FPL Group is currently working with the manufacturer of the CTCs to determine the root cause of the other two failures in the stationary section of the compressor and how to remediate the issue.  In the interim, FPL proactively replaced a portion of the stationary compressor blades it considers to be at higher risk of failure.  Repairs to all three CTCs affected have been completed and the CTCs returned to service.

FPL has four firm transportation contracts in place with FGT and one firm transportation contract with Gulfstream that together are expected to satisfy substantially all of the anticipated needs for natural gas transportation at its existing units.  The four existing FGT contracts expire between 2015 and 2022, while the Gulfstream contract expires in 2028.  The two contracts expiring in 2015 may be extended by FPL until 2030.  To the extent desirable, FPL can also purchase interruptible gas transportation service from FGT and Gulfstream based on pipeline availability.  FPL has several short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas.  The remainder of FPL's gas requirements is purchased under other contracts and in the spot market.  FPL has a long-term agreement for the storage of natural gas that expires in 2013.  In addition, FPL has entered into several long-term agreements for storage capacity and transportation of natural gas from facilities that have not yet begun, or if begun have not yet completed, construction.  These agreements range from 12 to 25 years in length and contain firm commitments by FPL totaling up to approximately $289 million annually or $6.3 billion over the terms of the agreements.  These firm commitments are contingent upon the occurrence of certain events, including approval by the FERC and completion of construction of the facilities in mid-2008 and 2011.  See Note 16 - Contracts.  FPL's oil requirements are obtained under short-term contracts and in the spot market.

FPL has, through its joint ownership interest in SJRPP Units Nos. 1 and 2, a coal supply and transportation contract for all of the 2008 fuel needs and a portion of the 2009 and 2010 fuel needs for those units.  All of the transportation requirements and a portion of the coal supply needs for Scherer Unit No. 4 are covered by a series of annual and long-term contracts.  FPL's remaining fuel requirements for these units will be obtained in the spot market.  See Note 16 - Contracts.

Nuclear Operations.  FPL owns, or has undivided interests in, and operates four nuclear units, two at Turkey Point and two at St. Lucie, with a total net generating capability of 2,939 mw.  The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.  Scheduled nuclear refueling outages typically require the unit to be removed from service for approximately 30 days.  The following table summarizes the extended operating license expiration dates and next scheduled refueling outage dates for FPL's nuclear units:

Facility	Unit	Net Capability (mw)	Extended Operating License Expiration Dates	Next Scheduled Refueling Outage

St. Lucie	1	839	2036	October 2008
St. Lucie	2	714	2043	April 2009
Turkey Point	3	693	2032	March 2009
Turkey Point	4	693	2033	March 2008

FPL is in the process of adding approximately 400 mw of baseload capacity at its existing nuclear units at St. Lucie and Turkey Point, which additional capacity is projected to be in service by the end of 2012 at an estimated total cost of approximately $1.8 billion.  The construction costs of the 400 mw of baseload capacity yet to be incurred as of December 31, 2007 are included in estimated capital expenditures set forth in Capital Expenditures below.  See Note 16 - Commitments.  In October 2007, FPL filed a need petition with the FPSC for two additional nuclear units totaling between 2,200 mw and 3,040 mw of baseload capacity at its Turkey Point site, with projected in-service dates between 2018 and 2020.  An FPSC decision is expected in March 2008.  Additional approvals from other regulatory agencies will be required later in the process.  In 2004, FPL joined NuStart Energy Development LLC (NuStart), a consortium of ten energy companies that was formed for the purpose of developing a construction and operating license to build a new nuclear facility under the DOE's Nuclear Power 2010 initiative.  As of December 31, 2007, FPL's investment in NuStart was not significant.

During 2003, nuclear utilities other than FPL identified pressurizer heater sleeves made with a particular material (alloy 600) that were experiencing penetration cracks and leaks as a result of primary water stress corrosion cracking.  As a result, in 2004, the NRC issued a bulletin requesting utilities to identify and inspect all alloy 600 and weld materials in all pressurizer locations and connected steam space piping.  Due to the amount of time and cost associated with correcting potential leaks, FPL replaced St. Lucie Unit No. 1's pressurizer during its fall 2005 outage. FPL will begin the modification of St. Lucie Unit No. 1's non-pressurizer penetrations that have alloy 600 weld materials during its fall 2008 outage and expects to complete the modifications by 2010.  The St. Lucie Unit No. 2 pressurizer has 30 heater sleeves as compared to 120 heater sleeves in the St. Lucie Unit No. 1 pressurizer.  Accordingly, FPL has decided to modify rather than replace St. Lucie Unit No. 2's alloy 600 pressurizer heater sleeves during its spring 2009 outage.  During St. Lucie Unit No. 2's scheduled refueling outage in the fall of 2007, FPL inspected the pressurizer heater sleeves and began modifications of other pressurizer and non-pressurizer penetrations that have alloy 600 weld materials.  The modifications to St. Lucie Unit No. 2's other penetrations are scheduled to be completed by 2010.  The estimated cost of modifications for the St. Lucie units is included in FPL's estimated capital expenditures below.  See Note 16 - Commitments.  All pressurizer penetrations and welds at Turkey Point Units Nos. 3 and 4 utilize a different material.

FPL leases nuclear fuel for all four of its nuclear units.  See Note 1 - Nuclear Fuel.  FPL Group and FPL consolidate the lessor entity in accordance with FIN 46, "Consolidation of Variable Interest Entities," as revised (FIN 46(R)).  See Note 9 - FPL.  The contracts for the supply, conversion, enrichment and fabrication of FPL's nuclear fuel have expiration dates ranging from 2008 through 2016.  Under the Nuclear Waste Policy Act of 1982 (NWPA), the DOE is responsible for the development of a repository for the disposal of spent nuclear fuel and high-level radioactive waste.  As required by the NWPA, FPL is a party to contracts with the DOE to provide for disposal of spent nuclear fuel from its Turkey Point and St. Lucie nuclear units.  The DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  Through December 2007, FPL has paid approximately $584 million in such fees to the DOE's nuclear waste fund.  The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the NWPA.  In 1997, a federal court ruled, in response to petitions filed by utilities, state governments and utility commissions, that the DOE could not assert a claim that its delay was unavoidable in any defense against lawsuits by utilities seeking money damages arising out of the DOE's failure to perform its obligations.  In 1998, FPL filed a lawsuit against the DOE seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from FPL's nuclear power plants.  The matter is pending.  In October 2006, a federal court ruled in another utility's case that the 1997 court decision regarding DOE's unavoidable delay defense was not binding on this federal court.  An appeal is pending in that case.  The DOE has indicated it is planning to file a license application for a permanent disposal facility for spent nuclear fuel with the NRC by mid-2008.  However, it is uncertain when a permanent disposal facility will be constructed and when it would be ready to begin receiving spent nuclear fuel shipments.

FPL currently stores all spent nuclear fuel generated by its nuclear generating facilities in on site storage pools.  These spent nuclear fuel storage pools do not have sufficient storage capacity for the life of the respective units.  FPL plans to begin using dry storage casks before loss of full core reserve at each of its nuclear units to store spent nuclear fuel, which would extend their capability to store spent fuel indefinitely.  The following table summarizes the current status of FPL's on site spent fuel storage:
Facility	Unit	Date for Loss of Full Core Reserve (a)		Date Dry Storage Casks are Expected to be in Use (b)

St. Lucie	1	2008		2008
St. Lucie	2	2010		2009
Turkey Point	3	2010	(c)	2011
Turkey Point	4	2012	(c)	2011

____________________
(a)	Represents when the on site storage pool will no longer have sufficient space to receive a full complement of fuel from the reactor core.
(b)	Cost for the dry storage casks is included in FPL's estimated capital expenditures set forth in Capital Expenditures below.
(c)

Degradation in a material used in the spent fuel pools could result in implementation of alternative spent fuel storage options sooner than projected.  FPL expects to extend the storage capacity of Turkey Point Unit No. 3 to early 2012 by recovering storage cells in the spent fuel pools that are currently damaged or otherwise unusable.

The NRC's regulations require FPL to submit a plan for decontamination and decommissioning five years prior to the projected end of plant operation.  FPL's current plans, under the extended operating licenses, provide for prompt dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2032 and 2033, respectively.  Current plans provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 at the end of its useful life in 2043.  See estimated decommissioning cost data in Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - FPL.

Energy Marketing and Trading.  EMT, a division of FPL, buys and sells wholesale energy commodities, such as natural gas, oil and electricity.  EMT procures natural gas and oil for FPL's use in power generation and sells excess gas, oil and electricity.  EMT also uses derivative instruments, such as swaps, options and forwards, to manage the commodity price risk inherent in fuel and electricity sales and purchases.  Substantially all of the results of EMT's activities are passed through to customers in the fuel or capacity clauses.  See Retail Ratemaking, Management's Discussion - Results of Operations - FPL and Energy Marketing and Trading and Market Risk Sensitivity and Note 4.

Capital Expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  FPL's capital expenditures totaled $1.9 billion in 2007 (including AFUDC of approximately $36 million), $1.7 billion in 2006 (including AFUDC of approximately $32 million) and $1.8 billion in 2005 (including AFUDC of approximately $41 million).  At December 31, 2007, planned capital expenditures for 2008 through 2012 were estimated as follows:
	2008	2009	2010	2011	2012	Total

	(millions)
Generation: (a)
New (b) (c)	$865	$340	$5	$-	$-	$1,210
Existing	780	1,015	1,115	895	710	4,515
Transmission and distribution (d)	915	1,080	1,120	1,160	1,130	5,405
Nuclear fuel	125	165	200	175	195	860
General and other	150	150	175	165	165	805

Total	$2,835	$2,750	$2,615	$2,395	$2,200	$12,795

____________________
(a)	Includes AFUDC of approximately $54 million and $55 million in 2008 and 2009, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)

Excludes essentially all estimated capital costs associated with FPL's announced plan to invest in solar generating facilities (see FPL Operations - Environmental).  Also excludes capital expenditures for two proposed nuclear units at FPL's Turkey Point site (see FPL Operations - Nuclear Operations).  These costs are not included in the table above because they are subject to, among other things, various regulatory and other approvals, as well as the solar generating facilities meeting certain performance standards on a smaller scale.

(d)	Includes estimated capital costs associated with Storm Secure. These capital costs are subject to change over time based on, among other things, productivity enhancements and prioritization.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.  See Management's Discussion - Liquidity and Capital Resources - Contractual Obligations and Planned Capital Expenditures and Note 16 - Commitments.

Electric and Magnetic Fields.  EMF are present around electrical facilities, including, but not limited to, appliances, power lines and building wiring.  Since the 1970s, there has been public, scientific and regulatory attention given to the question of whether EMF causes or contributes to adverse health effects.  U.S. and international scientific organizations have evaluated the EMF research.  Their reviews have generally concluded that while some epidemiology studies report an association with childhood leukemia, controlled laboratory studies do not support that association and the scientific studies overall have not demonstrated that EMF cause or contribute to any type of cancer or other disease.

The FDEP established EMF standards for electricity facilities in 1989.  The FDEP regularly reviews the EMF science and has not made any changes in the state's EMF standards.  FPL facilities comply with the FDEP standards.  Future changes in the FDEP regulations could require additional capital expenditures by FPL for such things as increasing the width of right of ways or relocating or reconfiguring transmission facilities.  It is not presently known whether any such expenditures will be required.  Currently, there are no such changes proposed to the FDEP regulations.

Employees.  FPL had approximately 10,500 employees at December 31, 2007.  Approximately 32% of the employees are represented by the International Brotherhood of Electrical Workers (IBEW) under a collective bargaining agreement with FPL that expires October 31, 2008.

FPL ENERGY OPERATIONS

General.  FPL Energy, a wholly-owned subsidiary of FPL Group Capital, was formed in 1998 to aggregate FPL Group's existing competitive energy business.  It is a limited liability company organized under the laws of Delaware.  Through its subsidiaries, FPL Energy currently owns, develops, constructs, manages and operates domestic electric-generating facilities in wholesale energy markets.  FPL Energy also provides full energy and capacity requirements services primarily to distribution utilities in certain markets and owns a retail electric provider based in Texas.

FPL Energy manages or participates in the management of approximately 95% of its projects, which represent approximately 99% of the net generating capacity in which FPL Energy has an ownership interest.  At December 31, 2007, FPL Energy had ownership interests in operating independent power projects with a net generating capability totaling 15,543 mw (see Item 2 - Generating Facilities).  Generation capacity spans various regions and is produced utilizing a variety of fuel sources, thereby reducing overall volatility related to varying market conditions and seasonality on a portfolio basis.  At December 31, 2007, the percentage of capacity by geographic region was:
Geographic Region	Percentage of Generation Capacity

Central	47%
Northeast	19%
Mid-Atlantic	18%
West	16%

Fuel sources for these projects were as follows:
Fuel Source	Percentage of Generation Capacity

Natural Gas	42%
Wind	33%
Nuclear	16%
Oil	5%
Hydro	2%
Other	2%

FPL Energy seeks to expand its portfolio through project development and acquisitions where economic prospects are attractive.  FPL Energy expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  FPL Energy plans to add a total of 8,000 mw - 10,000 mw of new wind generation over the 2007 - 2012 period, of which 1,064 mw were added in 2007.  FPL Energy expects to add at least 1,100 mw in 2008, of which approximately 700 mw are under construction.  In addition, FPL Energy intends to pursue opportunities for new solar generating facilities.  The wind and solar expansions are subject to, among other things, continued public policy support.

FPL Energy's capital expenditures and investments totaled approximately $3.1 billion, $1.8 billion and $0.9 billion in 2007, 2006 and 2005, respectively.  At December 31, 2007, planned capital expenditures for 2008 through 2012 were estimated as follows:
	2008	2009	2010	2011	2012	Total

	(millions)

Wind (a)	$2,085	$5	$5	$5	$5	$2,105
Nuclear (b)	280	345	375	305	250	1,555
Gas	80	95	115	35	25	350
Other	45	40	25	20	20	150

Total	$2,490	$485	$520	$365	$300	$4,160

____________________
(a)

Capital expenditures for new wind projects are estimated through 2008, when eligibility for PTCs for new wind projects is scheduled to expire.  FPL Energy expects to add approximately 1,500 to 2,000 mw of new wind generation per year from 2009 to 2012, subject to, among other things, continued public policy support, the cost of which is estimated to be approximately $3 billion for 2009 and $4 billion to $5 billion in each of 2010, 2011 and 2012.

(b)	Includes nuclear fuel.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates.  See Management's Discussion - Liquidity and Capital Resources - Contractual Obligations and Planned Capital Expenditures and Note 16 - Commitments.

Additionally, FPL Energy through its wholly-owned subsidiary, Lone Star Transmission, LLC, has proposed to build, own and operate a 180 to 200 mile, high voltage, direct current, open access transmission line located between west Texas and the Dallas/Fort Worth area with a capacity of 2,000 mw.  The construction of the transmission line is contingent upon, among other things, receipt of all applicable regulatory approvals.  The estimated cost of the transmission line is expected to range from $635 million to $655 million.  Due to the contingencies discussed above (including their impact on the timing of construction), these estimated costs are not included in the capital expenditures table above.

During 2006, other companies in the electric industry, including FPL, experienced different types of compressor blade failures in certain CTCs made by a single manufacturer.  FPL Energy has 19 of these CTCs in its generating fleet.  FPL Energy is conducting inspections of its rotating compressor blades in its generating fleet and replacing any blade sets found to have cracks.  FPL Energy proactively replaced a portion of the stationary compressor blades it considered to be at higher risk of failure.  See the discussion at FPL Operations - Fossil Operations.

Regulation.  At December 31, 2007, FPL Energy had ownership interests in operating independent power projects that have received exempt wholesale generator status as defined under the Holding Company Act, which represent approximately 96% of FPL Energy's net generating capacity.  Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers.  They are barred from selling electricity directly to retail customers.  FPL Energy's exempt wholesale generators produce electricity from wind, hydropower, fossil fuels and nuclear facilities.  In addition, approximately 4% of FPL Energy's net generating capacity has qualifying facility status under PURPA.  FPL Energy's qualifying facilities generate electricity from wind, solar, fossil fuels or waste-product combustion.  Qualifying facility status exempts the projects from, among other things, many of the provisions of the Federal Power Act, as well as state laws and regulations relating to rates and financial or organizational regulation of electric utilities.  While projects with qualifying facility and exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

Each of the markets in which FPL Energy operates is subject to regulation and specific rules.  FPL Energy continues to evaluate regional market redesigns of existing operating rules for the purchase and sale of energy commodities.  During 2006, revised market rules for capacity were approved in the NEPOOL and PJM regions.  California is scheduled to implement a locational marginal price (LMP) market design in mid- to late 2008.  ERCOT is also implementing an LMP market design currently scheduled to be implemented in December 2008.  In the California and ERCOT markets, the final market design is not fully known at this time and FPL Energy is currently unable to determine the effects, if any, on its operations resulting from the implementation of the anticipated revised market designs.

Competition.  Competitive wholesale markets in the United States continue to evolve and vary by geographic region.  Revenues from electricity sales in these markets vary based on the prices obtainable for energy, capacity and other ancillary services.  Some of the factors affecting success in these markets include the ability to operate generating assets efficiently and reliably, the price and supply of fuel, transmission constraints, wind, solar and hydro resources (weather conditions), competition from new sources of generation, effective risk management, demand growth and exposure to legal and regulatory changes.

Expanded competition in a frequently changing regulatory environment presents both opportunities and risks for FPL Energy.  Opportunities exist for the selective acquisition of generation assets and for the construction and operation of efficient plants that can sell power in competitive markets.  FPL Energy seeks to reduce its market risk by having a diversified portfolio by fuel type and location, as well as by contracting for the future sale of a significant amount of the electricity output of its plants.  The major markets in which FPL Energy operates have shown signs of continued improvement since 2004, such as improved spark spreads and energy prices in the ERCOT and NEPOOL regions.  The combination of new wind projects, expected increase in contribution from merchant assets and asset acquisitions are expected to be the key drivers supporting FPL Energy's growth over the next few years.

Environmental.  FPL Energy is subject to environmental laws and regulations and is affected by emerging issues included in the discussion of FPL Group's business (see FPL Group - Environmental).  Below is a discussion of the potential impact of these issues on FPL Energy's business.

  Clean Air Act Mercury/Nickel Rule - Depending on the EPA's response to the U.S. Court of Appeals for the District of Columbia's February 2008 decision, it is possible that three of FPL Energy's oil-fired units in Maine will be required to add additional pollution control equipment.

  Clean Air Visibility Rule - While the impact of final BART requirements of the Clean Air Visibility Rule are uncertain, it is possible that one of FPL Energy's BART eligible units located in Maine may be required to add additional emissions controls or switch fuels to meet the BART compliance requirements.

  Clean Water Act Section 316(b) - As a result of a decision by the U.S. Court of Appeals for the Second Circuit eliminating several compliance alternatives contained in the EPA rule under Section 316(b) of the Clean Water Act, additional rulemaking by the EPA could impact three FPL Energy plants (Seabrook, Point Beach and an oil-fired plant in Maine).

FPL Energy's plants operate in many states and regions that are in the process of developing legislation to reduce greenhouse gas emissions, including, but not limited to, the following:

  The Regional Greenhouse Gas Initiative (RGGI) is a greenhouse gas reduction initiative whereby ten Northeast and Mid-Atlantic member states have established a cap-and-trade program (a system by which affected generators buy and trade allowances under a set cap) for covered electric generating units in Connecticut, Delaware, Maine, New Hampshire, New Jersey, New York, Vermont, Maryland, Massachusetts and Rhode Island.  RGGI members have agreed to stabilize power plant CO2 emissions at 2005 levels by 2015 and to further reduce the sector's emissions another 10% by 2019.  The RGGI greenhouse gas reduction requirements will affect 12 FPL Energy fossil electric generating units, requiring those electric generating units to reduce emissions or to acquire CO2 allowances for emissions of CO2 beginning in 2009.  Though most states in RGGI have not completed enacting their legislation or rulemaking, it is anticipated that FPL Energy will need to participate in CO2 emissions allowance auctions beginning in mid-2008.

  The Western Climate Initiative is a greenhouse gas reduction initiative with a goal of reducing CO2 emissions by 15% below 2005 levels by 2020 for participants (Arizona, California, Oregon, New Mexico, Washington and Utah, as well as British Colombia and Manitoba, Canada).

  The Midwestern Greenhouse Gas Reduction Accord (MGGRA) is an initiative to reduce greenhouse gas emissions through the establishment of targets for greenhouse gas reductions and the development of a cap-and-trade system.  Participants in MGGRA are Illinois, Iowa, Kansas, Michigan, Minnesota, Wisconsin and Manitoba.

  California Greenhouse Gas Regulation - California has enacted legislation to reduce greenhouse gas emissions in the state to 1990 emissions levels by 2020.  Pursuant to the legislation, the California Air Resources Board must implement multi-sector greenhouse gas reduction measures by January 1, 2012.

The final requirements to be enacted in connection with these initiatives are uncertain and the financial and operational impacts cannot be determined at this time.  However, FPL Energy's portfolio in these regions is heavily weighted toward non-CO2 emitting and low CO2 emitting generation sources (wind, hydro, solar, nuclear and natural gas).

To support the U.S. effort to increase solar energy output and reduce CO2 emissions, FPL Energy plans to invest in new solar generating facilities.  In addition, FPL Energy has announced plans to launch a new renewable energy program in 2008 including a new consumer education program and new products that could increase renewable resources.  The revenue generated from this program will be used to develop renewable energy sources.

During 2007, FPL Energy spent approximately $8 million on capital additions to comply with existing environmental laws and regulations.  FPL Energy's capital additions to comply with existing environmental laws and regulations are estimated to be $7 million for 2008 through 2010, including approximately $5 million in 2008, and are included in estimated capital expenditures set forth in General above.

Portfolio by Category.  FPL Energy's assets can be categorized into the following three groups:  wind, non-wind contracted and merchant.

Wind Assets - At December 31, 2007, FPL Energy had ownership interests in wind plants with a combined capacity of approximately 5,077 mw (net ownership), of which approximately 74% have long-term contracts with utilities and power marketers predominantly under fixed-price agreements with expiration dates ranging from 2011 to 2032.  The expected output of the remaining 26% is substantially hedged against changes in commodity prices for at least five years.  FPL Energy operates substantially all of these wind facilities.  Approximately 93% of FPL Energy's net ownership in wind facilities has received exempt wholesale generator status as defined under the Holding Company Act.  The remaining facilities have qualifying facility status under PURPA.  FPL Energy's wind facilities are located in 16 states.  FPL Energy expects to add at least 1,100 mw of new wind generation in 2008, of which approximately 700 mw are under construction.

Contracted Assets - At December 31, 2007, FPL Energy had 3,542 mw of non-wind contracted assets.  The contracted category includes all projects, other than wind, with contracts for substantially all of their output.  Essentially all of these contracted assets were under power sales contracts with utilities, with contract expiration dates ranging from 2008 to 2033 and have firm fuel and transportation agreements with expiration dates ranging from 2008 to 2017.  Approximately 1,825 mw of this capacity is gas-fired generation.  The remaining 1,717 mw uses a variety of fuels and technologies such as nuclear, waste-to-energy, oil, solar, coal and petroleum coke.  As of December 31, 2007, approximately 92% of FPL Energy's contracted generating capacity is from power plants that have received exempt wholesale generator status under the Holding Company Act, while the remaining 8% has qualifying facility status under PURPA.

Merchant Assets - At December 31, 2007, FPL Energy's portfolio of merchant assets includes 6,924 mw of owned nuclear, natural gas, oil and hydro generation, of which 2,700 mw is located in the ERCOT region, 2,752 mw in the NEPOOL region and 1,472 mw in other regions.  The merchant assets include 965 mw of peak generating facilities.  Merchant assets are plants that do not have long-term power sales agreements to sell their output and therefore require active marketing and hedging.  Approximately 62% (based on net mw capability) of the natural gas fueled merchant assets have gas supply agreements or a combination of gas supply and transportation agreements to provide for on-peak gas requirements.  Derivative instruments (primarily swaps, options and forwards) are used to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.  Managing market risk through these instruments introduces other types of risk, primarily counterparty and operational risks.  See Energy Marketing and Trading below.

Nuclear Operations.  FPL Energy wholly owns, or has undivided interests in, three nuclear power plants with a total net generating capability of 2,545 mw.  FPL Energy is responsible for all plant operations and the ultimate decommissioning of the plants, the cost of which is shared on a pro-rata basis by the joint owners.  See estimated decommissioning cost data in Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - FPL Energy.  The nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, repairs and certain other modifications.  The following table summarizes information related to FPL Energy's nuclear units.

Facility	Location	Net Capability (mw)	Portfolio Category	Current Operating License Expiration Dates	Next Scheduled Refueling Outage

Seabrook	New Hampshire	1,098	Merchant	2030	(a)	April 2008
Duane Arnold	Iowa	424	Contracted (b)	2014	(c)	January 2009
Point Beach Unit 1	Wisconsin	509	Contracted (d)	2030		October 2008
Point Beach Unit 2	Wisconsin	514	Contracted (d)	2033		April 2008

_____________________
(a)	FPL Energy intends to seek approval from the NRC to renew Seabrook's operating license for an additional 20 years.
(b)	FPL Energy sells substantially all of its share of the output of Duane Arnold under a long-term contract expiring in 2014.
(c)	In 2009, FPL Energy intends to seek approval from the NRC to renew Duane Arnold's operating license for an additional 20 years.
(d)	FPL Energy sells 100% of the output of Point Beach Unit 1 and Unit 2 under a long-term contract through the current license terms.

In 2004, the NRC issued a bulletin requesting utilities to identify and inspect all alloy 600 and weld materials in all pressurizer locations and connected steam space piping.  This issue impacts some pressurizer and reactor vessel penetrations at Seabrook.  In order to meet industry requirements, FPL Energy is planning to modify Seabrook's pressurizer penetrations that have alloy 600 weld materials during its April 2008 outage and begin inspections of the reactor vessel alloy 600 penetrations during the fall 2009 outage.  The estimated cost of modifications is included in FPL Energy's estimated capital expenditures set forth in General above.  All pressurizer penetrations at Point Beach Units 1 and 2 utilize a different material except for the Point Beach Unit 2 steam generator nozzles, which have already been modified to address the degradation concern.  Additionally, Duane Arnold is not affected by this issue as it is a boiling water reactor.

FPL Energy's nuclear facilities have several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from 2008 to 2018.  See Note 16 - Contracts.  Under the NWPA, the DOE is responsible for the development of a repository for the disposal of spent nuclear fuel and high-level radioactive waste.  As required by the NWPA, subsidiaries of FPL Energy are parties to contracts with the DOE to provide for disposal of spent nuclear fuel from its Seabrook, Duane Arnold and Point Beach nuclear units.  The DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  The total cumulative amount of such fees paid to the DOE's nuclear waste fund for Seabrook, Duane Arnold and Point Beach, including amounts paid by all joint owners, since the start of the plants' operations through December 2007, is approximately $468 million, of which FPL Energy has paid approximately $46 million since the date of the plants' acquisition.  FPL Energy, through its ownership interest in Seabrook, Duane Arnold and Point Beach, is involved in litigation against the DOE seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from the Seabrook, Duane Arnold and Point Beach facilities.  The matter is pending.  The DOE has indicated it is planning to file a license application for a permanent disposal facility for spent nuclear fuel with the NRC by mid-2008.  However, it is uncertain when a permanent disposal facility will be constructed and when it would be ready to begin receiving spent nuclear fuel shipments.  Based on current projections, FPL Energy will lose its ability to store spent fuel as early as 2009 at Seabrook, 2014 at Duane Arnold and 2024 at Point Beach.  FPL Energy is proceeding with a dry cask storage system at Seabrook which will be placed into commercial operation in 2008, the cost of which is included in FPL Energy's estimated capital expenditures set forth in General above.  This would allow for all of Seabrook's spent fuel to be stored on site, including spent fuel storage through its license extension period of 2050, if granted.  Duane Arnold currently is using both a spent fuel pool and a dry cask storage system and is making plans for additional dry cask storage modules to increase on site storage capability beginning in 2009, the estimated cost of which is included in FPL Energy's estimated capital expenditures set forth in General above.  Point Beach currently is using both a spent fuel pool and a dry cask storage system.

Energy Marketing and Trading.  PMI, a subsidiary of FPL Energy, buys and sells wholesale energy commodities, such as natural gas, oil and electricity.  Its primary role is to manage the commodity risk of FPL Energy's portfolio and to sell the output from FPL Energy's plants that has not been sold under long-term contracts.  PMI procures natural gas and oil for FPL Energy's use in power generation, as well as substantially all of the electricity needs for FPL Energy's retail operations conducted primarily in Texas, which at December 31, 2007 served approximately 1,000 mw of peak load to approximately 158,600 customers.  PMI uses derivative instruments such as swaps, options and forwards to manage the risk associated with fluctuating commodity prices and to optimize the value of FPL Energy's power generation assets.  PMI also provides full energy and capacity requirements services primarily to distribution utilities in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.  Full energy and capacity requirements services include load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.  At December 31, 2007, PMI provided full energy and capacity requirements services totaling approximately 3,500 mw of peak load in the NEPOOL, PJM and ERCOT markets.  The results of PMI's activities are included in FPL Energy's operating results.  See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity, Note 1 - Energy Trading and Note 4.

Employees.  FPL Energy had approximately 3,860 employees at December 31, 2007.  Subsidiaries of FPL Energy have collective bargaining agreements with various unions which are summarized in the table below.

Union	Location	Contract Expiration Date	% of FPL Energy Employees Covered

IBEW	Wisconsin	June 2009 - August 2010 (a)	12%
Utility Workers Union of America	New Hampshire	December 2008	6
IBEW	Iowa	May 2011	4
IBEW	Maine	February 2013	2
Security Police and Fire Professionals
of America	Iowa	May 2012	2

Total			26%

_____________________
(a)	Various employees at Point Beach are represented by the IBEW under four separate contracts with different expiration dates.

OTHER FPL GROUP OPERATIONS

FPL Group's Corporate and Other segment represents other business activities, primarily FPL FiberNet, that are not separately reportable.  See Note 17.

FPL FiberNet.  FPL FiberNet, a wholly-owned subsidiary of FPL Group Capital, was formed in 2000 to enhance the value of FPL Group's fiber-optic network assets that were originally built to support FPL operations.  Accordingly, in 2000, FPL's existing fiber-optic lines were transferred to FPL FiberNet.  FPL FiberNet is a limited liability company organized under the laws of Delaware.  FPL FiberNet leases wholesale fiber-optic network capacity and dark fiber to FPL and other customers, primarily telephone, internet and other telecommunications companies.  FPL FiberNet's primary business focus is the Florida metropolitan (metro) market.  Metro networks cover Miami, Fort Lauderdale, West Palm Beach, Tampa, St. Petersburg, Orlando and Jacksonville.  FPL FiberNet also has a long-haul network within Florida that leases bandwidth at wholesale rates.  At December 31, 2007, FPL FiberNet's network consisted of approximately 2,660 route miles, which interconnect major cities throughout Florida.

In 2006, as a result of significant changes in the business climate, FPL FiberNet performed an impairment analysis and concluded that an impairment charge related to its metro market assets was necessary.  The business climate changes included customer consolidations, migration to a more efficient form of networking technology and lack of future benefits to be achieved through competitive pricing, all of which had a negative impact on the value of FPL FiberNet's metro market assets.  While the metro market business was expected to continue to generate positive cash flows, management's expectation of the rate of future growth in cash flows was reduced as a result of these business climate changes.  Accordingly, FPL FiberNet recorded an impairment charge of approximately $98 million ($60 million after-tax) in 2006.  See Note 5 - Corporate and Other.

At December 31, 2007, FPL Group's remaining investment in FPL FiberNet totaled approximately $121 million.  FPL FiberNet invested approximately $17 million during 2007 and plans to invest a total of $101 million over the next five years to meet customers' specific requirements and sustain its fiber-optic network.

EXECUTIVE OFFICERS OF FPL GROUP (a)

Name	Age	Position	Effective Date

Christopher A. Bennett	49	Vice President & Chief Strategy, Policy and Business Process Improvement Officer	February 15, 2008
Paul I. Cutler	48	Treasurer of FPL Group Assistant Secretary of FPL Group Treasurer of FPL Assistant Secretary of FPL	February 19, 2003 December 10, 1997 February 18, 2003 December 10, 1997
F. Mitchell Davidson	45	President of FPL Energy	December 15, 2006
K. Michael Davis	61	Controller and Chief Accounting Officer of FPL Group	May 13, 1991
		Vice President, Accounting and Chief Accounting Officer of FPL	July 1, 1991
Moray P. Dewhurst (b)	52	Vice President and Chief Financial Officer of FPL Group Senior Vice President and Chief Financial Officer of FPL	July 17, 2001 July 19, 2001
Robert H. Escoto	54	Vice President, Human Resources of FPL Group Assistant Secretary of FPL Group Senior Vice President, Human Resources of FPL Assistant Secretary of FPL	January 25, 2005 November 9, 2004 February 21, 2005 January 25, 2005
Lewis Hay, III	52	Chief Executive Officer of FPL Group Chairman of the Board of FPL Group Chairman of the Board and Chief Executive Officer of FPL	June 11, 2001 January 1, 2002 January 1, 2002
Robert L. McGrath	54	Vice President, Engineering, Construction & Corporate Services of FPL Group	February 21, 2005
		Senior Vice President, Engineering, Construction & Corporate Services of FPL	February 21, 2005
Armando J. Olivera	58	President of FPL	June 24, 2003
Armando Pimentel, Jr. (b)	45	Vice President, Finance of FPL Group Senior Vice President, Finance of FPL	February 15, 2008 February 15, 2008
James L. Robo	45	President and Chief Operating Officer of FPL Group	December 15, 2006
Antonio Rodriguez	65	Vice President, Power Generation Division of FPL Group Senior Vice President, Power Generation Division of FPL	January 1, 2007 July 1, 1999
John A. Stall	53	Vice President, Nuclear Division of FPL Group Senior Vice President, Nuclear Division of FPL	January 1, 2007 June 4, 2001
Edward F. Tancer	46	Vice President & General Counsel of FPL Group Assistant Secretary of FPL Group Senior Vice President & General Counsel of FPL Assistant Secretary of FPL	February 21, 2005 January 1, 1997 February 21, 2005 January 1, 1997
____________________
(a)

Information is as of February 27, 2008.  Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.  Except as noted below, each officer has held his present position for five years or more and his employment history is continuous.  Mr. Bennett was vice president, business strategy & policy of FPL Group from July 2007 to February 15, 2008.  Prior to that, Mr. Bennett was vice president of Dean & Company, a management consulting and investment firm.  Mr. Davidson was senior vice president of business management of FPL Energy from March 2005 to December 2006.  He was vice president of business management of FPL Energy from June 2004 to March 2005.  From March 2001 to September 2003, Mr. Davidson was senior vice president, energy management of Duke Energy North America (Duke) where his primary responsibility was for the overall direction, profitability, growth and risk mitigation for Duke's trading business.  Mr. Davis was also controller of FPL from July 1991 to September 2007.  Mr. Dewhurst was also vice president, finance of FPL Group and senior vice president, finance of FPL from July 2001 to February 15, 2008.  Mr. Escoto was vice president, human resources of FPL from March 2004 to February 2005.  Mr. Escoto was vice president, human resources of FPL Energy from April 2002 to November 2006.  Mr. Hay was president of FPL Group from June 2001 to December 2006.  Mr. McGrath was senior vice president, engineering and construction of FPL from November 2002 to February 2005.  Mr. Olivera was senior vice president, power systems of FPL from July 1999 to June 2003.  Mr. Pimentel was a partner of Deloitte & Touche LLP, an independent registered public accounting firm, from June 1998 to February 9, 2008.  Mr. Robo was president of FPL Energy from July 2002 to December 2006.  He was also vice president, corporate development and strategy of FPL Group from March 2002 to December 2006.  Mr. Tancer was associate general counsel of FPL Group from April 2003 to February 2005.  He was also vice president and general counsel of FPL Energy from February 2001 to February 2005.

(b)

Mr. Dewhurst will relinquish, and Mr. Pimentel will assume, the title of chief financial officer of FPL Group and FPL on the day after the date on which FPL Group and FPL file their Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Item 1A.  Risk Factors

Risks Relating to FPL Group's and FPL's Business

FPL Group and FPL are subject to complex laws and regulations and to changes in laws and regulations as well as changing governmental policies and regulatory actions, including, but not limited to, initiatives regarding deregulation and restructuring of the energy industry and environmental matters, including, but not limited to, matters related to the effects of climate change.  FPL holds franchise agreements with local municipalities and counties, and must renegotiate expiring agreements.  These factors may have a negative impact on the business and results of operations of FPL Group and FPL.

  FPL Group and FPL are subject to complex laws and regulations, and to changes in laws or regulations, including, but not limited to, the PURPA, the Holding Company Act, the Federal Power Act, the Atomic Energy Act of 1954, as amended, the 2005 Energy Act and certain sections of the Florida statutes relating to public utilities, changing governmental policies and regulatory actions, including, but not limited to, those of the FERC, the FPSC and the legislatures and utility commissions of other states in which FPL Group has operations, and the NRC, with respect to, among other things, allowed rates of return, industry and rate structure, operation of nuclear power facilities, construction and operation of plant facilities, construction and operation of transmission and distribution facilities, acquisition, disposal, depreciation and amortization of assets and facilities, recovery of fuel and purchased power costs, decommissioning costs, ROE and equity ratio limits, and present or prospective wholesale and retail competition (including, but not limited to, retail wheeling and transmission costs).  The FPSC has the authority to disallow recovery by FPL of any and all costs that it considers excessive or imprudently incurred.  The regulatory process generally restricts FPL's ability to grow earnings and does not provide any assurance as to achievement of earnings levels.

  FPL Group and FPL are subject to extensive federal, state and local environmental statutes, rules and regulations, as well as the effect of changes in or additions to applicable statutes, rules and regulations relating to air quality, water quality, climate change, waste management, marine and wildlife mortality, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs.  There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

  FPL Group and FPL operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including, but not limited to, deregulation or restructuring of the production and sale of electricity, as well as increased focus on renewable energy sources.  FPL Group and its subsidiaries will need to adapt to these changes and may face increasing competitive pressure.

  FPL Group's and FPL's results of operations could be affected by FPL's ability to renegotiate franchise agreements with municipalities and counties in Florida.

The operation and maintenance of transmission, distribution and power generation facilities, including nuclear facilities, involve significant risks that could adversely affect the results of operations and financial condition of FPL Group and FPL.

  The operation and maintenance of transmission, distribution and power generation facilities involve many risks, including, but not limited to, start up risks, breakdown or failure of equipment, transmission and distribution lines or pipelines, the inability to properly manage or mitigate known equipment defects throughout FPL Group's and FPL's generation fleets and transmission and distribution systems unless and until such defects are remediated, use of new technology, the dependence on a specific fuel source, including the supply and transportation of fuel, or the impact of unusual or adverse weather conditions (including, but not limited to, natural disasters such as hurricanes and droughts), as well as the risk of performance below expected or contracted levels of output or efficiency.  This could result in lost revenues and/or increased expenses, including, but not limited to, the requirement to purchase power in the market at potentially higher prices to meet contractual obligations.  Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including, but not limited to, the cost of replacement power.  In addition to these risks, FPL Group's and FPL's nuclear units face certain risks that are unique to the nuclear industry including, but not limited to, the ability to store and/or dispose of spent nuclear fuel and the potential payment of significant retrospective insurance premiums, as well as additional regulatory actions up to and including shutdown of the units stemming from public safety concerns, whether at FPL Group's and FPL's plants, or at the plants of other nuclear operators.  Breakdown or failure of an operating facility of FPL Energy may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

The construction of, and capital improvements to, power generation facilities, including nuclear facilities, involve substantial risks.  Should construction or capital improvement efforts be unsuccessful, the results of operations and financial condition of FPL Group and FPL could be adversely affected.

  FPL Group's and FPL's ability to successfully and timely complete their power generation facilities currently under construction, those projects yet to begin construction or capital improvements to existing facilities within established budgets is contingent upon many variables, including, but not limited to, transmission interconnection issues and escalating costs for materials, labor and environmental compliance, and subject to substantial risks.  Should any such efforts be unsuccessful, FPL Group and FPL could be subject to additional costs, termination payments under committed contracts, and/or the write-off of their investment in the project or improvement.

The use of derivative contracts by FPL Group and FPL in the normal course of business could result in financial losses that negatively impact the results of operations of FPL Group and FPL.

  FPL Group and FPL use derivative instruments, such as swaps, options and forwards to manage their commodity and financial market risks.  FPL Group provides full energy and capacity requirements services primarily to distribution utilities and engages in energy trading activities.  FPL Group could recognize financial losses as a result of volatility in the market values of these derivative instruments, or if a counterparty fails to perform.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these derivative instruments.  In addition, FPL's use of such instruments could be subject to prudency challenges and if found imprudent, cost recovery could be disallowed by the FPSC.

FPL Group's competitive energy business is subject to risks, many of which are beyond the control of FPL Group, that may reduce the revenues and adversely impact the results of operations and financial condition of FPL Group.

  There are other risks associated with FPL Group's competitive energy business.  In addition to risks discussed elsewhere, risk factors specifically affecting FPL Energy's success in competitive wholesale markets include, but are not limited to, the ability to efficiently develop and operate generating assets, the successful and timely completion of project restructuring activities, maintenance of the qualifying facility status of certain projects, the price and supply of fuel (including transportation), transmission constraints, competition from new sources of generation, excess generation capacity and demand for power.  There can be significant volatility in market prices for fuel and electricity, and there are other financial, counterparty and market risks that are beyond the control of FPL Energy.  FPL Energy's inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair FPL Group's future financial results.  In keeping with industry trends, a portion of FPL Energy's power generation facilities operate wholly or partially without long-term power purchase agreements.  As a result, power from these facilities is sold on the spot market or on a short-term contractual basis, which may affect the volatility of FPL Group's financial results.  In addition, FPL Energy's business depends upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable, FPL Energy's ability to sell and deliver its wholesale power may be limited.

FPL Group's ability to successfully identify, complete and integrate acquisitions is subject to significant risks, including, but not limited to, the effect of increased competition for acquisitions resulting from the consolidation of the power industry.

  FPL Group is likely to encounter significant competition for acquisition opportunities that may become available as a result of the consolidation of the power industry, in general, as well as the passage of the 2005 Energy Act.  In addition, FPL Group may be unable to identify attractive acquisition opportunities at favorable prices and to complete and integrate them successfully and in a timely manner.

Because FPL Group and FPL rely on access to capital markets, the inability to maintain current credit ratings and to access capital markets on favorable terms may limit the ability of FPL Group and FPL to grow their businesses and would likely increase interest costs.

  FPL Group and FPL rely on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows.  The inability of FPL Group, FPL Group Capital and FPL to maintain their current credit ratings, as well as significant volatility in the financial markets, could affect their ability to raise capital on favorable terms, which, in turn, could impact FPL Group's and FPL's ability to grow their businesses and would likely increase their interest costs.

Customer growth in FPL's service area affects FPL Group's and FPL's results of operations.

  FPL Group's and FPL's results of operations are affected by the growth in customer accounts in FPL's service area.  Customer growth can be affected by population growth as well as economic factors in Florida, including, but not limited, to job and income growth, housing starts and new home prices.  Customer growth directly influences the demand for electricity and the need for additional power generation and power delivery facilities at FPL.

Weather affects FPL Group's and FPL's results of operations.

  FPL Group's and FPL's results of operations are affected by changes in the weather.  Weather conditions directly influence the demand for electricity and natural gas, affect the price of energy commodities, and can affect the production of electricity at power generating facilities, including, but not limited to, wind, solar and hydro-powered facilities.  FPL Group's and FPL's results of operations can be affected by the impact of severe weather which can be destructive, causing outages and/or property damage, may affect fuel supply, and could require additional costs to be incurred.  At FPL, recovery of these costs is subject to FPSC approval.

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

Threats of terrorism and catastrophic events that could result from terrorism, cyber attacks, or individuals and/or groups attempting to disrupt FPL Group's and FPL's business may impact the operations of FPL Group and FPL in unpredictable ways.

  FPL Group and FPL are subject to direct and indirect effects of terrorist threats and activities, as well as cyber attacks and disruptive activities of individuals and/or groups.  Infrastructure facilities and systems, including, but not limited to, generation, transmission and distribution facilities, physical assets and information systems, in general, have been identified as potential targets.  The effects of these threats and activities include, but are not limited to, the inability to generate, purchase or transmit power, the delay in development and construction of new generating facilities, the risk of a significant slowdown in growth or a decline in the U.S. economy, delay in economic recovery in the U.S., and the increased cost and adequacy of security and insurance.

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

  FPL Group and FPL are subject to employee workforce factors, including, but not limited to, loss or retirement of key executives, availability of qualified personnel, inflationary pressures on payroll and benefits costs, collective bargaining agreements with union employees and work stoppage that could affect the businesses and financial condition of FPL Group and FPL.

The risks described herein are not the only risks facing FPL Group and FPL.  Additional risks and uncertainties not currently known to FPL Group or FPL, or that are currently deemed to be immaterial, also may materially adversely affect FPL Group's or FPL's business, financial condition and/or future operating results.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

FPL Group and its subsidiaries maintain properties which are adequate for their operations.  At December 31, 2007, the electric generating, transmission, distribution and general facilities of FPL represented approximately 45%, 12%, 38% and 5%, respectively, of FPL's gross investment in electric utility plant in service.

Generating Facilities.  At December 31, 2007, FPL Group had the following generating facilities:

FPL Facilities	Location	No. of Units	Fuel	Net Capability (mw) (a)

Nuclear
St. Lucie	Hutchinson Island, FL	2	Nuclear	1,553	(b)
Turkey Point	Florida City, FL	2	Nuclear	1,386

Steam turbines
Cape Canaveral	Cocoa, FL	2	Oil/Gas	792
Cutler	Miami, FL	2	Gas	204
Manatee	Parrish, FL	2	Oil/Gas	1,638
Martin	Indiantown, FL	2	Oil/Gas	1,678
Port Everglades	Port Everglades, FL	4	Oil/Gas	1,219
Riviera	Riviera Beach, FL	2	Oil/Gas	565
St. Johns River Power Park	Jacksonville, FL	2	Coal/Petroleum Coke	250	(c)
Sanford	Lake Monroe, FL	1	Oil/Gas	138
Scherer	Monroe County, GA	1	Coal	646	(d)
Turkey Point	Florida City, FL	2	Oil/Gas	788

Combined-cycle
Fort Myers	Fort Myers, FL	1	Gas	1,440
Lauderdale	Dania, FL	2	Gas/Oil	872
Manatee	Parrish, FL	1	Gas	1,104
Martin	Indiantown, FL	1	Gas/Oil	1,104
Martin	Indiantown, FL	2	Gas	956
Putnam	Palatka, FL	2	Gas/Oil	498
Sanford	Lake Monroe, FL	2	Gas	1,916
Turkey Point	Florida City, FL	1	Gas/Oil	1,144

Simple-cycle combustion turbines
Fort Myers	Fort Myers, FL	1	Gas/Oil	324

Gas turbines/diesels
Fort Myers	Fort Myers, FL	12	Oil	648
Lauderdale	Dania, FL	24	Oil/Gas	840
Port Everglades	Port Everglades, FL	12	Oil/Gas	420
Turkey Point	Florida City, FL	5	Oil	12

TOTAL				22,135	(e)

____________________
(a)	Represents FPL's net ownership interest in plant capacity.
(b)	Excludes Orlando Utilities Commission's and the FMPA's combined share of approximately 15% of St. Lucie Unit No. 2.
(c)	Represents FPL's 20% ownership interest in each of SJRPP Units Nos. 1 and 2, which are jointly owned with JEA.
(d)	Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with JEA.
(e)	Substantially all of FPL's properties are subject to the lien of FPL's mortgage.

FPL Energy Facilities	Location	No. of Units	Fuel	Net Capability (mw) (a)

Wind
Cabazon	Riverside County, CA	53	Wind	40
Callahan Divide (b)	Taylor County, TX	76	Wind	114
Capricorn Ridge	Sterling & Coke Counties, TX	208	Wind	364
Cerro Gordo (b)	Cerro Gordo County, IA	55	Wind	41
Delaware Mountain	Culberson County, TX	38	Wind	28
Diablo Wind	Alameda County, CA	31	Wind	21
Endeavor Wind	Osceola County, IA	10	Wind	25
Gray County	Gray County, KS	170	Wind	112
Green Mountain	Somerset County, PA	8	Wind	10
Green Power	Riverside County, CA	22	Wind	17
Green Ridge Power	Alameda & Contra Costa Counties, CA	1,463	Wind	159
Hancock County (b)	Hancock County, IA	148	Wind	98
High Winds (b)	Solano County, CA	90	Wind	162
Horse Hollow Wind (b)	Taylor County, TX	142	Wind	213
Horse Hollow Wind II (b)	Taylor & Nolan Counties, TX	130	Wind	299
Horse Hollow Wind III (b)	Nolan County, TX	149	Wind	224
Indian Mesa	Upton County, TX	125	Wind	83
King Mountain	Upton County, TX	214	Wind	278
Lake Benton II (b)	Pipestone County, MN	138	Wind	104
Langdon Wind	Cavalier County, ND	79	Wind	118
Logan Wind (c)	Logan County, CO	134	Wind	201
Meyersdale (b)	Somerset County, PA	20	Wind	30
Mill Run	Fayette County, PA	10	Wind	15
Montfort (b)	Iowa County, WI	20	Wind	30
Mountaineer (b)	Preston & Tucker Counties, WV	44	Wind	66
Mower County Wind (c)	Mower County, MN	43	Wind	99
New Mexico Wind (b)	Quay & Debaca Counties, NM	136	Wind	204
North Dakota Wind (b)	LaMoure County, ND	41	Wind	62
Oklahoma / Sooner Wind (b)	Harper & Woodward Counties, OK	68	Wind	102
Oliver County Wind I (c)	Oliver County, ND	22	Wind	51
Oliver County Wind II (c)	Oliver County, ND	32	Wind	48
Peetz Table Wind (c)	Logan County, CO	133	Wind	199
Red Canyon Wind Energy (b)	Borden, Garza & Scurry Counties, TX	56	Wind	84
Sky River	Kern County, CA	342	Wind	77
Somerset Wind Power	Somerset County, PA	6	Wind	9
South Dakota Wind (b)	Hyde County, SD	27	Wind	41
Southwest Mesa (b)	Upton & Crockett Counties, TX	107	Wind	75
Stateline (b)	Umatilla County, OR and Walla Walla County, WA	454	Wind	300
Vansycle (b)	Umatilla County, OR	38	Wind	25
Victory Garden	Kern County, CA	96	Wind	22
Waymart (b)	Wayne County, PA	43	Wind	65
Weatherford Wind (b)	Custer & Washita Counties, OK	98	Wind	147
Wilton Wind (b)	Burleigh County, ND	33	Wind	49
Windpower Partners 1991-92	Alameda & Contra Costa Counties, CA	279	Wind	28
Windpower Partners 1992	Alameda & Contra Costa Counties, CA	300	Wind	30
Windpower Partners 1993	Riverside County, CA	115	Wind	41
Windpower Partners 1993	Lincoln County, MN	73	Wind	26
Windpower Partners 1994	Culberson County, TX	109	Wind	39
Woodward Mountain	Upton & Pecos Counties, TX	242	Wind	160
Wyoming Wind (b)	Uinta County, WY	80	Wind	144
Investments in joint ventures	Various	969	(d)	98

Total Wind				5,077

Contracted
Bayswater (b)	Far Rockaway, NY	2	Gas	56
Calhoun (b)	Eastaboga, AL	4	Gas	668
Cherokee (b)	Gaffney, SC	2	Gas/Oil	98
Doswell (b)	Ashland, VA	6	Gas/Oil	708
Duane Arnold	Palo, IA	1	Nuclear	424	(e)
Jamaica Bay (b)	Far Rockaway, NY	2	Oil/Gas	54
Point Beach	Two Rivers, WI	2	Nuclear	1,023
Port of Stockton	Stockton, CA	1	Coal/Petroleum Coke	44
Investments in joint ventures:
SEGS III-IX	Kramer Junction and Harper Lake, CA	7	Solar	148
Other	Various	9	(f)	319

Total Contracted				3,542

FPL Energy Facilities	Location	No. of Units	Fuel	Net Capability (mw) (a)

Merchant
Blythe Energy	Blythe, CA	3	Gas	507
Doswell - Expansion (b)	Ashland, VA	1	Gas/Oil	171
Forney	Forney, TX	8	Gas	1,700
Lamar Power Partners	Paris, TX	6	Gas	1,000
Maine - Cape, Wyman	Various - ME	6	Oil	743	(g)
Maine (b)	Various - ME	83	Hydro	361
Marcus Hook 50	Marcus Hook, PA	1	Gas	50
Marcus Hook 750 (b)	Marcus Hook, PA	4	Gas	744
RISEP	Johnston, RI	3	Gas	550
Seabrook	Seabrook, NH	1	Nuclear	1,098	(h)

Total Merchant				6,924

TOTAL				15,543

_____________________
(a)	Represents FPL Energy's net ownership interest in plant capacity.
(b)	These consolidated generating facilities are encumbered by liens against their assets securing various financings.
(c)	FPL Energy owns these wind facilities together with third party investors with differential membership interests. See Note 11 - Sale of Differential Membership Interests.
(d)	Represents plants with no more than 50% ownership using wind technology.
(e)	Excludes Central Iowa Power Cooperative and Cornbelt Power Cooperative's combined share of 30%.
(f)	Represents plants with no more than 50% ownership using fuels and technologies such as gas, waste-to-energy and coal.
(g)	Excludes seven other energy-related partners' combined share of 24%.
(h)	Excludes Massachusetts Municipal Wholesale Electric Company's, Taunton Municipal Lighting Plant's and Hudson Light & Power Department's combined share of 11.77%.

Transmission and Distribution.  At December 31, 2007, FPL owned and operated the following electric transmission and distribution lines:

Nominal Voltage		Overhead Lines Pole Miles		Trench and Submarine Cables Miles

500	kv	1,106	(a)	-
230	kv	2,943		25
138	kv	1,609		50
115	kv	730		-
69	kv	164		14
Less than 69 kv		41,690		25,053

Total		48,242		25,142

____________________
(a)	Includes approximately 75 miles owned jointly with JEA.

In addition, at December 31, 2007, FPL owned and operated 573 substations, one of which is jointly owned.  See Note 8.

Character of Ownership.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  The majority of FPL Group's principal properties are held by FPL in fee and are free from other encumbrances, subject to minor exceptions, none of which is of such a nature as to substantially impair the usefulness to FPL of such properties.  Some of FPL's electric lines are located on land not owned in fee but are covered by necessary consents of governmental authorities or rights obtained from owners of private property.  The majority of FPL Energy's generating facilities are held in fee and a number of those facilities are encumbered by liens against their assets securing various financings.  Additionally, some of FPL Energy's wind turbines are located on land leased from owners of private property.  See Generating Facilities and Note 1 - Electric Plant, Depreciation and Amortization.

Item 3.  Legal Proceedings

FPL Group and FPL are parties to various lawsuits in the ordinary course of their respective businesses.  For information regarding material lawsuits, see Note 16 - Litigation.  Such descriptions are incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data.  All of FPL's common stock is owned by FPL Group.  FPL Group's common stock is traded on the New York Stock Exchange under the symbol "FPL."  The high and low sales prices for the common stock of FPL Group as reported in the consolidated transaction reporting system of the New York Stock Exchange for each quarter during the past two years are as follows:

	2007		2006

Quarter	High	Low	High	Low

First	$63.07	$53.72	$43.42	$38.85
Second	$66.52	$56.18	$41.97	$37.81
Third	$64.20	$54.61	$45.87	$40.59
Fourth	$72.77	$60.26	$55.57	$44.97

Approximate Number of Shareholders.  As of the close of business on January 31, 2008, there were 29,765 holders of record of FPL Group's common stock.

Dividends.  Quarterly dividends have been paid on common stock of FPL Group during the past two years in the following amounts per share:

Quarter	2007	2006

First	$0.41	$0.375
Second	$0.41	$0.375
Third	$0.41	$0.375
Fourth	$0.41	$0.375

The amount and timing of dividends payable on FPL Group's common stock are within the sole discretion of FPL Group's Board of Directors.  The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of FPL Group's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions and any other factors the board deems relevant.  The ability of FPL Group to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries.  There are no restrictions in effect that currently limit FPL's ability to pay dividends to FPL Group.  In February 2008, FPL Group announced that it would increase its quarterly dividend on its common stock from $0.41 to $0.445 per share.  See Management's Discussion - Liquidity and Capital Resources - Covenants with respect to dividend restrictions and Note 12 - Common Stock Dividend Restrictions regarding dividends paid by FPL to FPL Group.

Issuer Purchases of Equity Securities.  The following table presents information regarding purchases made by FPL Group of its common stock:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

10/1/07 - 10/31/07	782	$62.03	-	20,000,000
11/1/07 - 11/30/07	1,316	$68.73	-	20,000,000
12/1/07 - 12/31/07	-	$-	-	20,000,000

Total	2,098		-

____________________
(a)	Shares of common stock purchased from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the LTIP.
(b)

In February 2005, FPL Group's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was ratified and confirmed by FPL Group's Board of Directors in December 2005.

Item 6. Selected Financial Data
	Years Ended December 31,

	2007		2006		2005		2004		2003

SELECTED DATA OF FPL GROUP (millions, except per share amounts):
Operating revenues	$15,263		$15,710		$11,846		$10,522		$9,630
Income before cumulative effect of changes in accounting principles	$1,312	(a)	$1,281	(b)	$901	(a)	$896	(c)	$906	(a)
Cumulative effect of adopting FIN 46, net of income taxes of $2	$-		$-		$-		$-		$(3)
Net income	$1,312	(a)	$1,281	(b)	$901	(a)	$896	(c)	$903	(d)
Earnings per share of common stock - basic:
Earnings per share before cumulative effect of changes in
accounting principles	$3.30	(a)	$3.25	(b)	$2.37	(e)	$2.50	(c)	$2.55	(a)
Cumulative effect of changes in accounting principles	$-		$-		$-		$-		$(0.01)
Earnings per share	$3.30	(a)	$3.25	(b)	$2.37		$2.50	(c)	$2.54	(d)
Earnings per share of common stock - assuming dilution:
Earnings per share before cumulative effect of changes in
accounting principles	$3.27	(a)	$3.23	(b)	$2.34	(a)	$2.48	(c)	$2.54	(a)
Cumulative effect of changes in accounting principles	$-		$-		$-		$-		$(0.01)
Earnings per share	$3.27	(a)	$3.23	(b)	$2.34	(a)	$2.48	(c)	$2.53	(d)
Dividends paid per share of common stock	$1.64		$1.50		$1.42		$1.30		$1.20
Total assets	$40,123		$35,822	(e)	$32,599	(e)	$28,324		$26,955
Long-term debt, excluding current maturities	$11,280		$9,591		$8,039		$8,027		$8,723

SELECTED DATA OF FPL (millions):
Operating revenues	$11,622		$11,988		$9,528		$8,734		$8,293
Net income available to FPL Group	$836		$802		$748		$749		$733
Total assets	$24,044		$22,970	(e)	$22,347	(e)	$19,114		$17,817
Long-term debt, excluding current maturities	$4,976		$4,214		$3,271		$2,813		$3,074
Energy sales (kwh)	108,636		107,513		105,648		103,635		103,202
Energy sales:
Residential	50.8%		50.8%		51.4%		50.7%		51.8%
Commercial	42.3		41.4		41.1		40.6		40.1
Industrial	3.5		3.8		3.7		3.8		3.9
Interchange power sales	1.8		2.1		2.0		2.9		2.3
Other (f)	1.6		1.9		1.8		2.0		1.9

Total	100.0%		100.0%		100.0%		100.0%		100.0%

Approximate 60-minute peak load (mw): (g)
Summer season	21,962		21,819		22,361		20,545		19,668
Winter season	18,055		17,260		19,683		18,108		15,989
Average number of customer accounts (thousands):
Residential	3,981		3,906		3,828		3,745		3,653
Commercial	493		479		470		458		445
Industrial	19		21		20		19		17
Other	4		4		4		3		2

Total	4,497		4,410		4,322		4,225		4,117

Average price billed to customers (cents per kwh)	10.63		11.14		8.88		8.36		7.95
____________________
(a)	Includes net unrealized mark-to-market gains or losses associated with non-qualifying hedges.
(b)	Includes expenses related to a terminated merger, net unrealized mark-to-market gains associated with non-qualifying hedges, impairment charges and an Indonesian project gain.
(c)	Includes impairment and restructuring charges and net unrealized mark-to-market losses associated with non-qualifying hedges.
(d)	Includes the cumulative effect of an accounting change and net unrealized mark-to-market gains associated with non-qualifying hedges.
(e)	Amounts have been adjusted to reflect the retrospective application of FASB Staff Position (FSP) FIN 39-1, "Amendment of FASB Interpretation No. 39." See Note 4.
(f)	Includes the net change in unbilled sales.
(g)	Winter season includes November and December of the current year and January to March of the following year (for 2007, through February 27, 2008).

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein.  In the discussion of Results of Operations below, all comparisons are with the corresponding items in the prior year.

Overview

FPL Group is one of the nation's largest providers of electricity-related services.  It has two principal operating subsidiaries, FPL and FPL Energy.  FPL serves more than 8.7 million people throughout most of the east and lower west coasts of Florida.  FPL Energy, FPL Group's competitive energy subsidiary, produces electricity primarily utilizing natural gas, wind and nuclear resources.  Together, FPL's and FPL Energy's generating assets represented approximately 37,700 mw of capacity at December 31, 2007.  FPL FiberNet provides fiber-optic services to FPL, telecommunications companies and other customers throughout Florida.

FPL obtains its operating revenues primarily from the retail sale of electricity.  FPL expects the 2005 rate agreement to be in effect through December 31, 2009.  See Note 1 - Revenues and Rates.  Over the last ten years, FPL's average annual customer growth has been 2.2% while usage growth per customer has been 0.6%.  FPL has observed a decline in non-weather related usage per customer and, in the latter part of 2007, began to experience a slowdown in customer growth in its service territory.  FPL suspects that weakness in the housing markets in both Florida and the rest of the United States has contributed to a slowdown in customer growth and, to a lesser extent, may have also contributed to the decline in non-weather related usage per customer.  FPL's business strategy is to continue meeting the increased demands of customers in a safe, reliable, cost-effective manner while focusing on operating performance.

FPL Energy is in the competitive energy business with the majority of its operating revenues derived from wholesale electricity sales.  Its business strategy is to maximize the value of its current portfolio, expand its U.S. market-leading wind position and build its portfolio through asset acquisitions.  FPL Energy plans to add a total of 8,000 mw to 10,000 mw of new wind generation over the 2007 - 2012 period, of which 1,064 mw were added in 2007 and at least 1,100 mw are expected to be added in 2008.  In addition, FPL Energy intends to pursue opportunities for new solar generating facilities.  The wind and solar expansions are subject to, among other things, continued public policy support.

FPL Energy's market is diversified by region as well as by fuel source.  FPL Energy sells a large percentage of its expected output to hedge against price volatility.  Therefore, if FPL Energy's plants do not perform as expected, FPL Energy could be required to purchase power at potentially higher market prices to meet its contractual obligations.  FPL Energy's energy marketing and trading business is focused on managing commodity price risk and extracting maximum value from its assets.

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

FPL Group's management uses earnings excluding certain items (adjusted earnings), which in 2007, 2006 and 2005 were the unrealized mark-to-market effect of non-qualifying hedges and, in 2006 also included merger-related costs, internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as inputs in determining whether performance targets are met for performance-based compensation under FPL Group's employee incentive compensation plans.  FPL Group also uses adjusted earnings when communicating its earnings outlook to investors.  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.

FPL Group and FPL adopted FSP FIN 39-1 effective December 31, 2007, which amended certain provisions of FIN 39, "Offsetting of Amounts Related to Certain Contracts," and required the offsetting of amounts recognized for the right to reclaim and obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement when such offsetting derivative positions are presented on a net basis.  FSP FIN 39-1 required retrospective application and, accordingly, all prior period consolidated balance sheets of FPL Group and FPL have been adjusted to reflect this change.  See Note 4.
Results of Operations

Summary - Presented below is a summary of net income (loss) by reportable segment (see Note 17):

	Years Ended December 31,

	2007	2006	2005

	(millions)

FPL	$836	$802	$748
FPL Energy	540	610	203
Corporate and Other	(64)	(131)	(50)

FPL Group Consolidated	$1,312	$1,281	$901

FPL's 2007 improved results benefited from a retail base rate increase associated with Turkey Point Unit No. 5 and continued retail customer growth, partly offset by higher O&M and depreciation and amortization expenses recovered through base rates, a slight decline in retail customer usage and lower interest income on underrecovered fuel and storm costs.  In addition, disallowed storm costs, net of certain interest, reduced 2006 net income by approximately $27 million.  FPL's 2006 improved results reflect lower depreciation and amortization expense and customer growth partly offset by the expensing of disallowed 2005 storm costs, higher O&M expenses and a slight decline in usage per retail customer.

FPL Energy's 2007 results reflect additional earnings from the existing portfolio, from new investments and from full energy and capacity requirements services and trading.  These benefits were partially offset by higher interest, general and administrative expenses to support the growth in the business.  FPL Energy's 2006 results reflect an approximately $97 million gain ($63 million after-tax) resulting from a court judgment relating to an Indonesian project that was suspended in 1998, additional earnings from new investments and improved results from the existing portfolio.  In addition, FPL Group's and FPL Energy's net income for 2007 and 2005 reflect net unrealized after-tax losses from non-qualifying hedges of $86 million and $112 million, respectively, while 2006 net income reflects net unrealized after-tax gains from such hedges of $92 million.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains/losses as the underlying transactions are realized.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles.

Results for Corporate and Other in 2007 reflect lower interest costs and higher interest income, partly offset by lower federal and state tax benefits.  In addition, results for Corporate and Other in 2006 reflect a $98 million ($60 million after-tax) impairment charge related to FPL FiberNet's metro market assets as a result of significant changes in the business climate in which FPL FiberNet operates.  In addition, Corporate and Other's 2006 results reflect approximately $14 million of after-tax merger costs associated with the proposed merger between FPL Group and Constellation Energy Group, Inc. (Constellation Energy), which was terminated in October 2006.  See Note 5 - Corporate and Other for FPL FiberNet impairment charges and Note 17 for segment information.

FPL Group's effective tax rate for all periods presented reflects PTCs for wind projects at FPL Energy.  PTCs can significantly affect FPL Group's effective tax rate depending on the amount of pretax income and wind generation.  See Note 1 - Income Taxes, Note 6 and Note 11 - Sale of Differential Membership Interests.

FPL - FPL's net income for 2007, 2006 and 2005 was $836 million, $802 million and $748 million, respectively, an increase in 2007 of $34 million and an increase in 2006 of $54 million.  FPL's 2007 results benefited from a retail base rate increase associated with Turkey Point Unit No. 5 commencing commercial operation on May 1, 2007 and continued retail customer growth.  These factors were partly offset by higher O&M and depreciation and amortization expenses recovered through base rates, a slight decline in usage per retail customer and lower interest income on underrecovered fuel and storm costs.  In addition, disallowed storm costs, net of interest income recorded on 2005 storm restoration costs approved for recovery by the FPSC, reduced FPL's 2006 net income by approximately $27 million.  In 2006, when considering FPL's petition to recover 2005 storm costs, the FPSC applied a different standard for recovery of 2005 costs than was used for recovery of the 2004 storm costs.  This resulted in certain adjustments and disallowances of storm costs that FPL sought to recover.  FPL's 2006 net income benefited from lower depreciation and amortization expense, continued customer growth and certain federal income tax deductions and credits.  These factors were partially offset by higher O&M and property tax expenses, the storm cost disallowance and a slight decline in usage per retail customer.

FPL's current retail base rates were approved by the FPSC in 2005 and are effective through December 31, 2009.  The 2005 rate agreement replaced the 2002 rate agreement which was in effect from April 15, 2002 through December 31, 2005.  The 2005 rate agreement provides that retail base rates will not increase during the term of the agreement except to allow recovery of the revenue requirements of any power plant approved pursuant to the Siting Act that achieves commercial operation during the term of the 2005 rate agreement.  Retail base rates increased in 2007 when Turkey Point Unit No. 5 commenced commercial operation on May 1, 2007.  The 2005 rate agreement also continues the revenue sharing mechanism in the 2002 rate agreement, whereby revenues from retail base operations in excess of certain thresholds will be shared with customers on the basis of two-thirds refunded to customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second, higher threshold (cap) will be refunded 100% to customers.  The revenue sharing threshold and cap are adjusted each year.  For the years ended December 31, 2007, 2006 and 2005, revenues from retail base operations did not exceed the thresholds for those years and FPL does not expect 2008 revenues to exceed the thresholds.  See Note 1 - Revenues and Rates for information on the calculation of the threshold and cap and for information on FPL's regulatory ROE.

The 2005 rate agreement, among other things, requires FPL to use electric property depreciation rates based upon comprehensive depreciation studies filed with the FPSC in March 2005 and permits FPL to continue to reduce annual depreciation by up to $125 million, which FPL has been doing since 2002.  The 2005 rate agreement suspended contributions of approximately $79 million per year to the nuclear decommissioning fund beginning in September 2005.  The 2005 rate agreement also suspended, beginning in 2006, contributions of $20.3 million per year to the storm and property insurance reserve but allows FPL to recover prudently incurred storm restoration costs, either through securitization provisions pursuant to a state financing statute or surcharges.  See Note 1 - Securitization.

FPL's operating revenues consisted of the following:
	Years Ended December 31,

	2007	2006	2005

	(millions)

Retail base	$3,796	$3,657	$3,658
Fuel cost recovery	6,162	6,573	4,283
Other cost recovery clauses and pass-through costs	1,490	1,588	1,368
Other, primarily gas, transmission and wholesale sales and customer-related fees	174	170	219

Total	$11,622	$11,988	$9,528

For the year ended December 31, 2007, an increase in the average number of customers of 2.0% increased retail base revenues by approximately $71 million.  During this period, usage per retail customer decreased 0.4%.  This usage decrease, as well as other factors, decreased retail base revenues by approximately $18 million.  In addition, a base rate increase resulting from Turkey Point Unit No. 5 commencing commercial operation on May 1, 2007 increased retail base revenues by approximately $86 million.  Although the 2007 increase in the average number of customers was the same as the 2006 increase, the pattern of growth was considerably different.  Much of the 2007 growth occurred early in the year and there was very little customer growth in the latter part of 2007.  FPL suspects the weakness in the housing markets in both Florida and the rest of the United States has contributed to this slowdown in FPL's customer growth and, to a lesser extent, may have also contributed to a decline in non-weather related usage per customer.

For the year ended December 31, 2006, an increase in the average number of customers of 2.0% increased retail base revenues by approximately $74 million.  During this period, usage per retail customer decreased 0.4% primarily due to warmer weather experienced in 2005 and the elasticity effect on customers of higher electricity prices in 2006 reflecting the increase in FPL's retail fuel clause recovery factor as discussed below.  This decrease in usage per retail customer was partly offset by the absence of hurricane activity in 2006 compared to the 2005 activity that caused customer service interruptions throughout FPL's service territory.  This usage decrease, as well as other factors, decreased retail base revenues by approximately $23 million.  In addition, under the 2005 rate agreement, FPL was authorized by the FPSC to collect, through a separate charge on a customer bill, the portion (approximately 1.5%) of gross receipts taxes that was previously embedded in base rates.  This resulted in an approximately $52 million reduction in retail base revenues with a corresponding increase in revenues from other cost recovery clauses and pass-through costs.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, do not significantly affect net income; however, underrecovery or overrecovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, as well as changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes, respectively, in the consolidated statements of income.

Ordinarily, the fuel charge is set annually based on estimated fuel costs and estimated customer usage, plus or minus a true-up for prior period estimates.  FPL utilizes a risk management fuel procurement program which was approved by the FPSC at the program's inception.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to reduce the risk of unexpected fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  In response to higher fuel prices, as well as the recovery of a portion of underrecovered fuel costs from 2005, in January 2006 the retail fuel clause recovery factor was increased approximately 46%, which was the primary contributor to the increase in fuel cost recovery revenues in 2006.  The retail fuel clause recovery factor for 2007 was reduced approximately 7.2% in January 2007 primarily in response to expected fuel price changes.  This factor declined again by another 2.3% during the second quarter of 2007 when Turkey Point Unit No. 5 was placed in service, although a typical 1,000 kwh residential bill remained the same because the previously discussed base rate increase for this unit offset the fuel clause recovery factor decline.

In May 2007, a wholly-owned subsidiary of FPL issued $652 million aggregate principal amount of storm-recovery bonds primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  The storm-recovery bonds, including interest and bond issuance costs, are being repaid through a surcharge to retail customers.  Prior to the issuance of these storm-recovery bonds, FPL had been recovering from retail customers since February 2005, the 2004 storm restoration costs through a storm damage surcharge.  Both the revenues from the 2004 storm damage surcharge and the storm-recovery bonds surcharge are included in other cost recovery clauses and pass-through costs and amounted to approximately $94 million, $151 million and $155 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Revenues from other cost recovery clauses and pass-through costs also declined in 2007 due to the absence in 2007 of the recovery of a portion of litigation costs that FPL had been recovering since 2002 through the capacity clause.  See further discussion, see Note 1 - Securitization and see discussion below of depreciation and amortization expense.

The decrease in other revenues in 2006 is primarily due to the transfer, effective January 1, 2006, of FPL's retail gas contracts to a subsidiary of FPL Group Capital, which also reduced FPL's fuel expense by approximately $64 million for the year ended December 31, 2006.
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Years Ended December 31,

	2007	2006	2005

	(millions)

Fuel and energy charges during the period	$6,259	$5,662	$5,213
Recovery of costs incurred in a prior period	91	743	140
Net over (under) recovery of costs during the period	(142)	194	(1,027)
Other, primarily capacity charges net of any capacity deferral	518	517	584

Total	$6,726	$7,116	$4,910

The increase in fuel and energy charges in 2007 reflects higher fuel and energy prices of approximately $532 million and approximately $65 million attributable to higher energy sales.  The increase in fuel and energy charges in 2006 reflects higher fuel and energy prices of approximately $415 million and approximately $98 million attributable to higher energy sales, partly offset by approximately $64 million related to the transfer of FPL's retail gas contracts.  The recovery of costs incurred in a prior period represents the collection of underrecovered fuel costs the FPSC permitted FPL to start collecting at the beginning of the respective year.  The net overrecovery (underrecovery) of costs during the period represents fuel clause collections from customers which were higher (lower) than fuel and energy costs incurred.

FPL's O&M expenses increased $80 million in 2007 reflecting higher nuclear, fossil generation, distribution, customer service and employee benefits costs of approximately $23 million, $11 million, $11 million, $7 million and $17 million, respectively.  The increase in nuclear costs reflects plant improvement initiatives at Turkey Point Unit Nos. 3 and 4 while the fossil generation increase reflects costs associated with placing Turkey Point Unit No. 5 in service as well as costs associated with plant repair and a performance payment made to an owner of a jointly-owned plant.  The distribution increase reflects higher Storm Secure costs partly offset by lower new service account costs reflecting a decline in housing starts in FPL's territory.  The customer service increase reflects staffing increases related to customer growth and higher uncollectible accounts.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.  Management expects O&M expenses in 2008 to continue trending upward reflecting higher nuclear, fossil generation, customer service and employee benefit costs.

FPL's O&M expenses increased $67 million in 2006 primarily due to higher transmission and distribution costs and costs associated with Storm Secure totaling approximately $39 million, higher employee benefit costs, primarily medical, of approximately $10 million and higher customer service costs of approximately $19 million reflecting additional staffing needs and higher uncollectible accounts as a result of higher customer bills.  These factors were partially offset by the suspension in 2006 of approximately $20 million of contributions to the storm and property insurance reserve in accordance with the 2005 rate agreement.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.

Depreciation and amortization expense for the year ended December 31, 2007 decreased $14 million.  Depreciation and amortization expense in 2006 included approximately $45 million of amortization of litigation costs that FPL had been recovering through cost recovery clauses over a five-year period that began January 1, 2002 and ended December 31, 2006.  Depreciation and amortization expense in 2007 reflects higher depreciation on transmission and distribution facilities (approximately $25 million) to support customer growth and demand and depreciation on Turkey Point Unit No. 5 (approximately $18 million).  The remaining change in depreciation and amortization expense is primarily due to lower depreciation on software that has been fully depreciated.  Depreciation and amortization expense for the year ended December 31, 2006 decreased $164 million primarily benefiting from lower depreciation rates and the elimination of the decommissioning accrual approved as part of the 2005 rate agreement (a collective benefit of approximately $242 million).  This reduction in depreciation rates applied to substantially all power plant assets including Turkey Point Units Nos. 3 and 4 and St. Lucie Units Nos. 1 and 2, which have received 20-year license extensions.  This was partially offset by FPL's continued investment in transmission and distribution facilities to support customer growth and demand (approximately $31 million), depreciation from the addition of two new generating units at FPL's existing Martin and Manatee power plant sites which became operational on June 30, 2005 (approximately $23 million) and increased nuclear depreciation related to plant additions (approximately $24 million).

Taxes other than income taxes decreased $13 million in 2007 but increased $187 million in 2006 primarily due to changes in franchise fees and revenue taxes, which are pass-through costs.  Franchise fees and revenue taxes vary as a result of fluctuations in fuel and other cost recovery clause revenues, which is discussed above under the operating revenue table.  In addition, taxes other than income taxes in 2007 reflect lower property taxes primarily due to a property tax reduction enacted by the Florida legislature partly offset by higher property taxes due to growth in plant in service balances.  In 2006, taxes other than income taxes include higher property taxes reflecting growth in plant in service balances.

Interest charges for 2007 reflect additional borrowings, including the $652 million of storm-recovery bonds issued in May 2007.  Interest charges for 2006 increased primarily due to higher average debt balances used to fund increased investment in generation, transmission and distribution expansion, and to pay for unrecovered fuel and storm restoration costs.  Average interest rates in 2007 were approximately the same as the prior year while 2006 rates increased approximately 20 basis points.  The increase in AFUDC in 2007 is primarily attributable to additional AFUDC on two natural gas-fired combined-cycle units of approximately 1,220 mw each at FPL's West County Energy Center in western Palm Beach County, Florida, the steam generator replacement project at St. Lucie Unit No. 2 and nuclear spent fuel storage projects, partially offset by lower AFUDC on Turkey Point Unit No. 5, which was placed in service in 2007.  The decline in AFUDC in 2006 is primarily attributable to the placement of the additional Martin and Manatee units in service on June 30, 2005, partially offset by increased AFUDC on Turkey Point Unit No. 5.  Interest income in 2007 declined reflecting the cessation of interest on FPL's unrecovered balance of the storm reserve deficiency, which was collected with the issuance of the storm-recovery bonds in May 2007.  Interest income increased in 2006 reflecting higher interest accrued on the unrecovered balance of the storm reserve deficiency.

FPL currently faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources and self-generation for other customer groups, primarily industrial customers.  The FERC has jurisdiction over potential changes that could affect competition in wholesale transactions.  In 2007, operating revenues from wholesale and industrial customers combined represented approximately 4% of FPL's total operating revenues.  Various states, other than Florida, have enacted legislation or have state commissions that have issued orders designed to allow retail customers to choose their electricity supplier.  Management believes it is unlikely there will be any state actions to restructure the retail electric industry in Florida in the near future.  If the basis of regulation for some or all of FPL's business changes from cost-based regulation, existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  Further, other aspects of the business, such as generation assets and long-term power purchase commitments, would need to be reviewed to assess their recoverability in a changed regulatory environment.  See Critical Accounting Policies and Estimates - Regulatory Accounting.

In 2007, the FPSC denied FPL's need petition for two ultra super critical pulverized coal generating units in Glades County, Florida.  FPL subsequently filed a petition with the FPSC requesting authorization to defer, until the next retail base rate proceeding, approximately $35 million of preconstruction costs associated with the coal units, with amortization over a five-year period beginning when new base rates are implemented.  These costs are currently reflected in other assets on FPL Group's and FPL's consolidated balance sheets.  Any portion of these costs not approved for recovery would be expensed.  A decision is expected in April 2008.  FPL is currently constructing two natural gas-fired combined-cycle units of approximately 1,220 mw each at its West County Energy Center which are expected to be in service by mid-2009 and 2010.  FPL is proposing to build a third natural gas-fired combined-cycle unit of approximately 1,220 mw at the same site that would be operational in 2011.  FPL is in the process of adding approximately 400 mw of baseload capacity at its existing nuclear units at St. Lucie and Turkey Point, which is projected to be in service by the end of 2012.  In addition, FPL is seeking FPSC approval for two additional nuclear units totaling between 2,200 mw and 3,040 mw of baseload capacity at its Turkey Point site with projected in-service dates between 2018 and 2020; an FPSC decision is expected in March 2008.  Additional approvals from other regulatory agencies will also be required later in the process.  In 2007, the FPSC approved a nuclear cost recovery rule that provides for the recovery of prudently incurred pre-construction costs and carrying charges (equal to the pretax AFUDC rate) on construction costs for new nuclear capacity through levelized charges under the capacity clause and for the recovery of construction costs, once the new capacity goes into service, through a base rate increase.  As part of the FPSC's approval of the addition of approximately 400 mw of baseload capacity to FPL's existing nuclear units, FPL received approval to recover costs associated with the project through the nuclear cost recovery rule.  The estimated costs of the new nuclear units are not included in the capital expenditures table in Note 16 - Commitments because the new units are subject to, among other things, various regulatory and other approvals.

FPL Energy - FPL Energy's net income for 2007, 2006 and 2005 was $540 million, $610 million and $203 million, respectively, a decrease in 2007 of $70 million and an increase in 2006 of $407 million.  The primary drivers, on an after-tax basis, of these changes were as follows:
	Years Ended December 31,

	2007	2006

	(millions)

New investments (a)	$78	$112
Existing assets (a)	112	54
Full energy and capacity requirements services and trading	56	26
Restructuring activities and asset sales	(14)	(20)
Indonesian project gain	(63)	63
Interest expense and other	(61)	(32)
Change in unrealized mark-to-market non-qualifying hedge activity (b)	(178)	204

Net income increase (decrease)	$(70)	$407

____________________
(a)

Includes PTCs on wind projects but does not include allocation of interest expense or corporate general and administrative expenses.  See Note 1 - Income Taxes.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	For discussion of derivative instruments, see Note 4 and Overview.

The increase in FPL Energy's 2007 results from new investment reflects the addition of over 3,400 mw of wind and nuclear generation during or after 2006.  The 2006 increase reflects over 1,800 mw of wind, nuclear and solar generation during or after 2005.

In 2007, FPL Energy's existing asset portfolio benefited from improved market conditions in the NEPOOL and ERCOT regions and the absence of a refueling outage at the Seabrook nuclear facility.  This was partially offset by lower wind resource, by the effect of the completion, in January 2007, of the amortization of deferred income under a power purchase agreement related to a combined-cycle plant in the NEPOOL region and by the reduction in the contracted capacity price at a combined- cycle plant in the PJM region.  Results in the NEPOOL and PJM regions also benefited from new FERC-approved forward capacity markets that began in December 2006 and June 2007, respectively.  In 2006, the existing portfolio benefited from improved market conditions in the NEPOOL, ERCOT and PJM regions and a higher wind resource.  This was partially offset by the unfavorable impact of a longer refueling outage in 2006 as compared to 2005 at the Seabrook nuclear facility.  In addition, included in the existing assets line item was a $4 million after-tax ($8 million pretax) impairment charge recorded by FPL Energy in 2006 related to a California coal plant as well as the favorable effect of prior contract restructurings.  See Note 5 - FPL Energy.

FPL Energy's 2007 and 2006 financial results benefited from increased gains from its full energy and capacity requirements services and trading activities.  Full energy and capacity requirements services include load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.

The decrease in 2007 of restructuring activities and asset sales is primarily due to the absence of a $12 million after-tax gain recorded in 2006 on the sale of wind development rights.  The 2006 amounts were lower than 2005 reflecting the absence of gains recorded in 2005 from asset sales and from a contract restructuring, partly offset by the 2006 gain on the sale of wind development rights.  The Indonesian project gain reflects a $63 million after-tax gain ($97 million pretax) recorded by FPL Energy in 2006 as the result of a court judgment.

In both 2007 and 2006, interest expense and other reflects higher interest expense primarily due to higher debt balances as a result of growth in the business as well as an increase in average interest rates of approximately 9 basis points and 38 basis points for 2007 and 2006, respectively.  In addition, interest and other in both 2007 and 2006 includes higher corporate general and administrative expenses to support the growth in the business.

In 2007 and 2005, FPL Energy recorded after-tax net unrealized mark-to-market losses on non-qualifying hedges of approximately $86 million and $112 million, respectively.  During 2006, FPL Energy recorded after-tax net unrealized mark-to-market gains of approximately $92 million.  The change in unrealized mark-to-market activity for 2007 compared to 2006 is primarily attributable to increased forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains as the underlying transactions were realized during 2007.  The change in unrealized mark-to-market activity for 2006 compared to 2005 is primarily attributable to decreased forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market losses as the underlying transactions were realized during 2006.

FPL Energy's operating revenues for the year ended December 31, 2007 decreased $84 million reflecting $342 million of unrealized mark-to-market losses from non-qualifying hedges compared to $496 million of gains on such hedges in the 2006 period.  Excluding this mark-to-market activity, revenues benefited from project additions, favorable market conditions in the NEPOOL and ERCOT regions, the absence of a refueling outage at the Seabrook nuclear facility and increased gains from its full energy and capacity requirements services, partially offset by unfavorable wind resource.  Operating revenues for the year ended December 31, 2006 increased $1,337 million primarily due to gains of $496 million on unrealized mark-to-market non-qualifying hedge activity in 2006 compared to losses on such hedges of $249 million in the 2005 period.  Excluding this mark-to-market activity, revenues benefited from project additions, favorable market conditions in the NEPOOL, ERCOT and PJM regions, and a higher wind resource, partially offset by the impact of the longer refueling outage in 2006 as compared to 2005 for the Seabrook nuclear facility.  Also, operating revenues in 2006 include approximately $12 million related to the settlement of certain operational performance issues with wind turbine equipment suppliers.

FPL Energy's operating expenses for the year ended December 31, 2007 decreased $50 million reflecting $198 million of unrealized mark-to-market gains from non-qualifying hedges compared to $318 million of losses on such hedges in the 2006 period.  Excluding these mark-to-market changes which are reflected in fuel, purchased power and interchange expense in FPL Group's consolidated statements of income, operating expenses increased primarily due to project additions, higher fuel costs and higher corporate general and administrative expenses to support the growth in the business.  FPL Energy's operating expenses for the year ended December 31, 2006 increased $736 million reflecting $318 million of unrealized mark-to-market losses from non-qualifying hedges compared to $63 million of gains on such hedges in the 2005 period.  Excluding these mark-to-market changes, operating expenses increased primarily due to project additions and increased fuel costs as a result of market conditions.

Equity in earnings of equity method investees decreased $113 million for the year ended December 31, 2007 primarily due to the absence of the $97 million Indonesian project gain discussed above and due to the effect of the completion, in January 2007, of the amortization of deferred income under a power purchase agreement related to a combined-cycle plant in the NEPOOL region, partially offset by unrealized mark-to-market losses on non-qualifying hedges of $26 million in 2006.  In 2006, equity in earnings of equity method investees increased $57 million primarily due to the $97 million Indonesian project gain discussed above and the favorable effect on operating results from a prior contract restructuring.  These factors were partially offset by unrealized mark-to-market losses of approximately $26 million from non-qualifying hedge activity in 2006 compared to an approximately $2 million gain on such hedges in 2005 and the absence of an approximately $13 million pretax gain on a contract restructuring recorded in 2005.

FPL Energy's interest expense for the year ended December 31, 2007 and 2006 increased $43 million and $46 million, respectively, reflecting higher average debt balances to support growth in the business and an increase in average interest rates.  Gains (losses) on disposal of assets in FPL Group's consolidated statements of income for 2006 reflect an approximately $20 million pretax gain for the sale of wind development rights.  In 2005, this line item included approximately $44 million of pretax gains on the sale of FPL Energy joint venture projects.

PTCs from FPL Energy's wind projects are reflected in FPL Energy's earnings.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $219 million, $167 million and $129 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In September 2007, FPL Energy completed the acquisition of Point Beach, a two-unit, 1,023 mw nuclear power plant located in Wisconsin from Wisconsin Electric Power Company (We Energies).  FPL Energy purchased the plant, including nuclear fuel, inventory and other items, for a total of approximately $933 million.  All of the power from Point Beach is being sold under a long-term power purchase contract to We Energies through the current NRC license terms of 2030 for Unit 1 and 2033 for Unit 2.  FPL Energy is responsible for management and operation of the plant, as well as for the ultimate decommissioning of the facility, and received $390 million of decommissioning funds at closing.  See Note 2.

FPL Energy expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  FPL Energy plans to add a total of 8,000 mw - 10,000 mw of new wind generation over the 2007 - 2012 period, of which 1,064 mw were added in 2007.  FPL Energy expects to add at least 1,100 mw in 2008, of which approximately 700 mw are under construction.  In addition, FPL Energy intends to pursue opportunities for new solar generating facilities.  The wind and solar expansions are subject to, among other things, continued public policy support.

Competitive wholesale markets in the United States continue to evolve and vary by geographic region.  Revenues from electricity sales in these markets vary based on the prices obtainable for energy, capacity and other ancillary services.  Some of the factors affecting success in these markets include the ability to operate generating assets efficiently and reliably, the price and supply of fuel, transmission constraints, wind, solar and hydro resources (weather conditions), competition from new sources of generation, effective risk management, demand growth and exposure to legal and regulatory changes.

Expanded competition in a frequently changing regulatory environment presents both opportunities and risks for FPL Energy.  Opportunities exist for the selective acquisition of generation assets and for the construction and operation of efficient plants that can sell power in competitive markets.  FPL Energy seeks to reduce its market risk by having a diversified portfolio by fuel type and location, as well as by contracting for the future sale of a significant amount of the electricity output of its plants.  The major markets in which FPL Energy operates have shown signs of continued improvement since 2004, such as improved spark spreads and energy prices in the ERCOT and NEPOOL regions.  The combination of new wind projects, expected increase in contribution from merchant assets and asset acquisitions are expected to be the key drivers supporting FPL Energy's growth over the next few years.

FPL Energy's earnings are subject to variability due to, among other things, operational performance, commodity price exposure, counterparty performance, weather conditions and project restructuring activities.  FPL Energy's exposure to commodity price risk is reduced by the degree of contract coverage obtained for 2008 and 2009.  Therefore, if FPL Energy's plants do not perform as expected, FPL Energy could be required to purchase power at potentially higher market prices to meet its contractual obligations.

FPL Energy's results are affected by fluctuations in weather.  In addition to the effect of temperature, which is reflected in commodity prices and demand, changes in weather affect production levels of the wind portfolio as well as the hydro units in Maine.  In managing its exposure to commodity prices, FPL Energy is dependent upon its counterparties to perform under their contractual obligations.  FPL Energy actively manages the trade-off between market risk and credit risk, as well as exposure with individual counterparties as a function of their creditworthiness.  Substantially all of FPL Energy's 2008 contracted revenues are with investment grade counterparties.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, the operating results of FPL FiberNet and other business activities as well as corporate interest income and expenses.  Corporate and Other allocates interest charges to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  Each subsidiary's income taxes are calculated based on the "separate return method," except that tax benefits that could not be utilized on a separate return basis, but are utilized on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or detriments are recorded at Corporate and Other.  The major components of Corporate and Other results, on an after-tax basis, are as follows:
	Years Ended December 31,

	2007	2006	2005

	(millions)

Interest expense	$(90)	$(97)	$(90)
Interest income	22	6	18
FPL FiberNet impairment charges	(2)	(60)	-
Merger costs	-	(14)	-
Federal and state tax benefits	3	30	23
Gains on sale and termination of leveraged lease agreements	-	-	6
Other	3	4	(7)

Net loss	$(64)	$(131)	$(50)

Interest expense decreased in 2007 reflecting lower average debt balances but increased in 2006 due to higher average debt balances and slightly higher rates.  In 2007, interest income reflects earnings on temporary investments which had been accumulated to purchase Point Beach as well as net interest recorded on unrecognized tax benefits in accordance with FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  The decline in interest income in 2006 reflects the repayment of a loan by a third party in the fourth quarter of 2005.  For discussion of FPL FiberNet's impairment charges, see Note 5 - Corporate and Other.  The 2006 merger costs represent costs associated with the proposed merger between FPL Group and Constellation Energy, which was terminated in October 2006.  The federal and state tax benefits are primarily due to FPL Energy's growth throughout the United States and other consolidating tax adjustments.  The 2005 gains on sale and termination of leveraged lease agreements ($10 million on a pretax basis) are included in gains on disposal of assets in FPL Group's consolidated statements of income.  Other includes all other corporate income and expenses as well as other business activities.

Corporate and Other's operating revenues increased in 2006 primarily due to the transfer, effective January 1, 2006, of FPL's retail gas contracts to a subsidiary of FPL Group Capital.  The increase in operating expenses in 2006 is primarily due to the $98 million pretax impairment charge at FPL FiberNet as well as the transfer of FPL's retail gas contracts.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for working capital, capital expenditures and investments in or acquisitions of assets and businesses, to pay maturing debt obligations and, from time to time, to redeem outstanding debt and/or repurchase common stock.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  Credit ratings and significant volatility in the financial markets can affect FPL Group's, FPL's and FPL Group Capital's ability to obtain short- and long-term financing, the cost of such financing and the execution of their respective financing strategies.

Cash Flow - The changes in cash and cash equivalents are summarized as follows:
	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2007	2006	2005	2007	2006	2005

	(millions)

Net cash provided by operating activities	$3,593	$2,498	$1,547	$2,163	$1,668	$1,238
Net cash used in investing activities	(4,578)	(3,807)	(2,165)	(2,214)	(1,933)	(1,816)
Net cash provided by financing activities	655	1,399	923	50	273	569

Net increase (decrease) in cash and cash equivalents	$(330)	$90	$305	$(1)	$8	$(9)

FPL Group's cash and cash equivalents decreased for the year ended December 31, 2007 reflecting capital investments by FPL and FPL Energy, the payment of common stock dividends to FPL Group shareholders and an increase in customer receivables.  These outflows were partially offset by cash generated by net income, net issuances of both long- and short-term debt, the sale of independent power investments, the return of margin cash collateral from counterparties and a distribution from Karaha Bodas Company, LLC (KBC).

FPL Group's cash flows from operating activities for the year ended December 31, 2007 reflect cash generated by net income, the receipt of distributions from equity method investees, including a distribution from KBC as a result of a court judgment and the return of margin cash collateral from counterparties, partially offset by an increase in customer receivables at FPL Energy.  Fluctuations in recoveries under FPL's cost recovery clauses, which do not significantly affect net income, can have a significant effect on cash flow from operations and make year-to-year comparisons difficult.

FPL Group's cash flows from investing activities for the year ended December 31, 2007 reflect capital investments of approximately $1.8 billion by FPL to expand and enhance its electric system and generating facilities to ensure continued reliable service to meet the power needs of present and future customers and independent power investments at FPL Energy of approximately $2.9 billion, including the purchase of Point Beach.  See Note 2.  FPL Group's cash flows from investing activities also includes approximately $700 million of cash generated from the sale of differential membership interests (see Note 11 - Sale of Differential Membership Interests) and amounts related to the purchase and sale of restricted securities held in the special use funds, including the reinvestment of fund earnings and new contributions, as well as other investment activity.

During the year ended December 31, 2007, FPL Group generated proceeds from financing activities, net of related issuance costs, of approximately $3.3 billion, including the following debt issuances:
Company	Debt Issued	Interest Rate(s)	Principal Amount	Maturity Date(s)

			(millions)

FPL	first mortgage bonds	5.55% and 5.85%	$600	2017 and 2037
FPL subsidiary	storm-recovery bonds	5.0440% - 5.2555%	652	2013 - 2021 (a)
FPL Group Capital	term loan facility	variable	50	2009
FPL Group Capital	junior subordinated debentures (Series C-E)	6.65% - 7.45%	1,000	2067
FPL Energy subsidiaries	limited-recourse senior secured notes	6.31% - 7.26%	700	2015 - 2037
FPL Energy subsidiaries	term loan	variable	250	2012

			$3,252

____________________
(a)

Although principal on the storm-recovery bonds is due on the final maturity date (the date by which the principal must be repaid to prevent a default) for each tranche, it is expected to be paid semiannually and sequentially beginning February 1, 2008, when the first semiannual interest payment became due.

During the year ended December 31, 2007, FPL Group paid out approximately $2.6 billion for financing activities, including $1.075 billion for maturing FPL Group Capital debentures, $250 million for the early repayment of an FPL revolving term loan facility, $541 million for debt maturities and principal repayment of FPL Energy subsidiary debt, a net decrease in short-term debt of $80 million (net of a $212 million increase at FPL) and $654 million for the payment of dividends on FPL Group's common stock.  In January 2008, FPL issued $600 million principal amount of 5.95% first mortgage bonds maturing in 2038.  Also, in January 2008, an indirect wholly-owned subsidiary of FPL Energy entered into an interest rate swap agreement to pay a fixed rate of 3.2050% on $195 million of its variable rate limited recourse debt in order to limit cash flow exposure.

FPL Group's cash flows for the year ended December 31, 2006 benefited from net issuances of debt, the issuance of common stock and the recovery from customers of previously incurred fuel and storm costs at FPL, which were offset by an increase in FPL's customer receivables and the return of margin cash collateral and payment of margin cash collateral to counterparties.  The funds generated were used to pay for capital expenditures at FPL, additional investments at FPL Energy, common stock dividends, storm-related costs at FPL and to carry an increase in fossil fuel inventory.

FPL Group's cash flows for the year ended December 31, 2005 reflect the benefit of net issuances of debt, the issuance of common stock, the receipt of payment of a secured third party loan, the receipt of margin cash collateral primarily from FPL's counterparties related to energy contracts and the recovery from customers of a portion of the 2004 storm restoration costs at FPL.  The funds generated were used to pay for common stock dividends, capital expenditures at FPL, additional investments at FPL Energy, FPL storm restoration costs and to fund underrecovered fuel costs at FPL caused primarily by higher than anticipated fuel prices.

The following provides various metrics regarding FPL Group's (including FPL's) and FPL's outstanding debt:
	FPL Group		FPL

	December 31,		December 31,

	2007	2006	2007	2006

Weighted-average annual interest rate (a)	6.2%	6.1%	5.4%	5.4%
Weighted-average life (years)	17.4	13.1	16.2	17.9
Annual average of floating rate debt to total debt (a)	20%	31%	25%	33%

____________________
(a)	Calculations include interest rate swaps.

Contractual Obligations and Planned Capital Expenditures - FPL Group's and FPL's commitments at December 31, 2007 were as follows:
	2008	2009	2010	2011	2012	Thereafter	Total

	(millions)
Long-term debt, including interest: (a)
FPL	$521	$521	$291	$292	$293	$8,773	$10,691
FPL Energy	870	431	414	392	417	2,768	5,292
Corporate and Other	736	1,021	168	768	134	8,898	11,725
Purchase obligations:
FPL (b)	6,395	5,095	3,480	3,145	2,945	5,565	26,625
FPL Energy (c)	1,572	107	94	57	57	730	2,617
Asset retirement activities: (d)
FPL (e)	-	-	-	-	-	11,610	11,610
FPL Energy (f)	1	-	-	-	2	7,168	7,171
Other Commitments:
FPL Energy (g)	-	-	-	-	-	351	351

Total	$10,095	$7,175	$4,447	$4,654	$3,848	$45,863	$76,082

____________________
(a)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using December 31, 2007 rates.
(b)

Represents required capacity and minimum payments under long-term purchased power and fuel contracts, the majority of which are recoverable through various cost recovery clauses (see Note 16 - Contracts), and projected capital expenditures through 2012 to meet, among other things, increased electricity usage and customer growth, capital improvements to and maintenance of existing facilities and estimated capital costs associated with Storm Secure. Estimated capital costs associated with Storm Secure are subject to change over time based on, among other things, productivity enhancements and prioritization.  See Note 16 - Commitments.

(c)

Represents firm commitments primarily in connection with the purchase of wind turbines and towers, natural gas transportation, purchase and storage, firm transmission service, nuclear fuel and a portion of its projected capital expenditures.  See Note 16 - Commitments and Contracts.

(d)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.
(e)

At December 31, 2007, FPL had approximately $2,371 million in restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units, which are included in FPL Group's and FPL's special use funds.

(f)

At December 31, 2007, FPL Energy's 88.23% portion of Seabrook's and 70% portion of Duane Arnold's and its Point Beach's restricted trust funds for the payment of future expenditures to decommission its nuclear units totaled approximately $982 million and are included in FPL Group's special use funds.

(g)	Represents estimated cash distributions related to certain membership interests. See Note 11 - Sale of Differential Membership Interests.

In February 2008, a wholly-owned subsidiary of FPL Group Capital committed to lend to a third party up to $500 million under a construction and term loan.  The loan provides for a single $500 million draw, which is expected to occur in late 2009.  The loan will initially bear interest at a variable rate and will be converted to a 20-year, fixed rate term loan upon completion of construction.

Guarantees and Letters of Credit - FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At December 31, 2007, FPL Group had standby letters of credit of approximately $733 million ($63 million for FPL) and approximately $7,947 million notional amount of guarantees ($648 million for FPL), of which approximately $5,511 million ($63 million for FPL) have expirations within the next five years.  An aggregate of approximately $404 million of the standby letters of credit at December 31, 2007 were issued under FPL's and FPL Group Capital's credit facilities.  See Available Liquidity below.  These letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt-related reserves, nuclear activities, the commercial paper program of FPL's consolidated VIE from which it leases nuclear fuel and other contractual agreements.  Each of FPL Group and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit and guarantees.  At December 31, 2007, FPL Group and FPL did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  See Note 16 - Commitments.

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

Available Liquidity - At December 31, 2007, FPL Group's total available net liquidity was approximately $6.6 billion, of which FPL's was approximately $2.8 billion.  The components of each company's net available liquidity at December 31, 2007 were as follows:
	FPL	FPL Group Capital	FPL Group Consoli- dated	Maturity Date

				FPL	FPL Group Capital

	(millions)

Bank revolving lines of credit (a)	$2,500	$4,000	$6,500	2012	2012
Less letters of credit	46	358	404

	2,454	3,642	6,096

Revolving term loan facility	250	-	250	2011
Less borrowings	-	-	-

	250	-	250

Cash and cash equivalents	63	227	290

Net available liquidity	$2,767	$3,869	$6,636

____________________
(a)

Provide for the issuance of letters of credit up to $6.5 billion and are available to support the companies' commercial paper programs and to provide additional liquidity in the event of a loss to the companies' or their subsidiaries' operating facilities (including, in the case of FPL, a transmission and distribution property loss), as well as for general corporate purposes.

FPL Group (which guarantees the payment of FPL Group Capital's credit facilities pursuant to a 1998 guarantee agreement) is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL Group Capital's credit facility.  FPL is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL's credit facility and revolving term loan facility.  At December 31, 2007, each of FPL Group and FPL was in compliance with its respective ratio.

In addition to the amounts in the table above, FPL Group Capital and FPL have each established an uncommitted credit facility with a bank to be used for general corporate purposes.  The bank may, at its discretion upon the request of FPL Group Capital or FPL, make a short-term loan or loans to FPL Group Capital or FPL in an aggregate amount determined by the bank, which is subject to change at any time.  The terms of the specific borrowings under the uncommitted credit facilities, including maturity, are set at the time borrowing requests are made by FPL Group Capital or FPL.  At December 31, 2007, there were no amounts outstanding for either FPL Group Capital or FPL under the uncommitted credit facilities.

In addition, at December 31, 2007, FPL had restricted funds set aside (included in special use funds on FPL Group's and FPL's consolidated balance sheets) that provide FPL the capacity to absorb up to approximately $213 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.  See Note 1 - Securitization.  Also, an indirect wholly-owned subsidiary of FPL Energy has established a $100 million letter of credit facility which expires in 2017 and serves as security for certain obligations under commodity hedge agreements entered into by the subsidiary.

Shelf Registration - In September 2006, FPL Group, FPL Group Capital, FPL and certain affiliated trusts filed a shelf registration statement with the SEC for an unspecified amount of securities.  The amount of securities issuable by the companies is established from time to time by their respective board of directors.  As of February 27, 2008, securities that may be issued under the registration statement, as subsequently amended, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, first mortgage bonds, preferred trust securities, common stock, stock purchase contracts, stock purchase units, preferred stock and guarantees related to certain of those securities.  As of February 27, 2008, FPL Group and FPL Group Capital had $2.5 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $900 million of board-authorized available capacity.

Covenants - FPL Group's charter does not limit the dividends that may be paid on its common stock.  As a practical matter, the ability of FPL Group to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries.  During the first quarter of 2007, FPL Group increased its quarterly dividend on its common stock from $0.375 to $0.41 per share.  In February 2008, FPL Group announced that it would increase its quarterly dividend on its common stock from $0.41 to $0.445 per share.  FPL pays dividends to FPL Group in a manner consistent with FPL's long-term targeted capital structure.  The mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to FPL Group and the issuance of additional first mortgage bonds.  In light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

Under the mortgage, in some cases, the amount of retained earnings that FPL can use to pay cash dividends on its common stock is restricted.  The restricted amount may change based on factors set out in the mortgage.  Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings.  As of December 31, 2007, no retained earnings were restricted by these provisions of the mortgage.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL's first mortgage bonds including those to be issued and any other non-junior FPL indebtedness.  As of December 31, 2007, after giving effect to the January 2008 issuance of $600 million of 5.95% first mortgage bonds maturing in 2038, coverage for the 12 months ended December 31, 2007 would have been approximately 5.5 times the annual interest requirements and approximately 3.2 times the aggregate principal requirements.  New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee.  As of December 31, 2007, after giving effect to the January 2008 issuance of $600 million of 5.95% first mortgage bonds maturing in 2038, FPL could have issued in excess of $5.5 billion of additional first mortgage bonds based on the unfunded property additions and in excess of $5.5 billion based on retired first mortgage bonds.  As of December 31, 2007, no cash was deposited with the mortgage trustee for these purposes.

In September 2006, FPL Group and FPL Group Capital executed a Replacement Capital Covenant (September 2006 RCC) in connection with FPL Group Capital's offering of $350 million principal amount of Series A Enhanced Junior Subordinated Debentures due 2066 and $350 million principal amount of Series B Enhanced Junior Subordinated Debentures due 2066 (collectively, Series A and Series B junior subordinated debentures).  The September 2006 RCC is for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness (covered debt) of FPL Group Capital (other than the Series A and Series B junior subordinated debentures) or, in certain cases, of FPL Group.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the September 2006 RCC.  The September 2006 RCC provides that FPL Group Capital may redeem, and FPL Group or FPL Group Capital may purchase, any Series A and Series B junior subordinated debentures on or before October 1, 2036, only to the extent that the redemption or purchase price does not exceed a specified amount of proceeds from the sale of qualifying securities, subject to certain limitations described in the September 2006 RCC.  Qualifying securities are securities that have equity-like characteristics that are the same as, or more equity-like than, the Series A and Series B junior subordinated debentures at the time of redemption or purchase, which are sold within 180 days prior to the date of the redemption or repurchase of the Series A and Series B junior subordinated debentures.

In June 2007, FPL Group and FPL Group Capital executed a Replacement Capital Covenant (June 2007 RCC) in connection with FPL Group Capital's offering of $400 million principal amount of its Series C Junior Subordinated Debentures due 2067 (Series C junior subordinated debentures).  The June 2007 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of FPL Group Capital (other than the Series C junior subordinated debentures) or, in certain cases, of FPL Group. FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the June 2007 RCC.  The June 2007 RCC provides that FPL Group Capital may redeem or purchase, or satisfy, discharge or defease (collectively, defease), and FPL Group and any majority-owned subsidiary of FPL Group or FPL Group Capital may purchase, any Series C junior subordinated debentures on or before June 15, 2037, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series C junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the June 2007 RCC.

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

Credit Ratings - Securities of FPL Group and its subsidiaries are currently rated by Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch).  At February 27, 2008, Moody's, S&P and Fitch had assigned the following credit ratings to FPL Group, FPL and FPL Group Capital:
	Moody's (a)	S&P (a)	Fitch (a)

FPL Group: (b)
Corporate credit rating	A2	A	A

FPL: (b)
Corporate credit rating	A1	A	A
First mortgage bonds	Aa3	A	AA-
Pollution control, solid waste disposal and
industrial development revenue bonds	Aa3/VMIG-1	A	A+
Commercial paper	P-1	A-1	F-1

FPL Group Capital: (b)
Corporate credit rating	N/A	A	A
Debentures	A2	A-	A
Junior subordinated debentures	A3	BBB+	A-
Commercial paper	P-1	A-1	F-1

____________________
(a)

A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating.  The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b) The outlook indicated by each of Moody's, S&P and Fitch is stable.

FPL Group and its subsidiaries, including FPL, have no credit rating downgrade triggers that would accelerate the maturity dates of debt outstanding.  A change in ratings is not an event of default under applicable debt instruments, and while there are conditions to drawing on the credit facilities maintained by FPL Group Capital and FPL, the maintenance of a specific minimum level of credit rating is not a condition to drawing upon those credit facilities.  However, commitment fees and interest rates on loans under the credit facilities agreements are tied to credit ratings and increase or decrease when ratings change.  A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper issuances and additional or replacement credit facilities, and could result in the requirement that FPL Group subsidiaries, including FPL, post collateral under certain power purchase and other agreements.  FPL Group subsidiaries, including FPL, may be required to post collateral in excess of collateral threshold amounts when FPL Group's exposure to the counterparty under the applicable trading agreement exceeds such threshold.

Other - In June 2005, a wholly-owned subsidiary of FPL Group completed the acquisition of Gexa Corp., a retail electric provider in Texas.  Each share of Gexa Corp.'s outstanding common stock was converted into 0.1682 of a share of FPL Group common stock.  Assuming the exercise of Gexa Corp.'s options and warrants net of cash to be received upon exercise, the aggregate value of the consideration for the acquisition of Gexa Corp. was approximately $73 million, payable in shares of FPL Group common stock.

New Accounting Rules and Interpretations

Fair Value Measurements - In September 2006, the FASB issued FAS 157, "Fair Value Measurements." See Note 1 - Fair Value Measurements.

Accounting for Pensions and Other Postretirement Plans - In September 2006, the FASB issued FAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."  See Note 3.

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities."  See Note 1 - The Fair Value Option for Financial Assets and Financial Liabilities.

Accounting for Business Combinations - In December 2007, the FASB issued FAS 141(R), "Business Combinations."  This statement retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This statement also establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) discloses the nature and financial effects of the business combination; and requires restructuring and acquisition-related costs to be expensed.  FPL Group and FPL will be required to adopt FAS 141(R) for business combinations for which the acquisition date is on or after January 1, 2009.

Accounting for Noncontrolling Interests - In December 2007, the FASB issued FAS 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.  The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation.  FPL Group and FPL will be required to adopt FAS 160 on January 1, 2009.  FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.

Critical Accounting Policies and Estimates

FPL Group's and FPL's significant accounting policies are described in Note 1 to the consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States.  Critical accounting polices are those that FPL Group and FPL believe are both most important to the portrayal of their financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

FPL Group and FPL consider the following policies to be the most critical in understanding the judgments that are involved in preparing their consolidated financial statements:

Accounting for Derivatives and Hedging Activities - FPL Group and FPL use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate risk associated with long-term debt.  In addition, FPL Group, through FPL Energy, uses derivatives to optimize the value of power generation assets.  FPL Energy provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.  Accounting pronouncements, which require the use of fair value accounting if certain conditions are met, apply not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.

Derivative instruments, when required to be marked to market under FAS 133, as amended, are recorded on the balance sheet at fair value.  Fair values for some of the longer-term contracts where liquid markets are not available are based on internally developed models based on the forward prices for electricity and fuel.  Forward prices represent the price at which a buyer or seller could contract today to purchase or sell a commodity at a future date.  In general, the models estimate the fair value of a contract by calculating the present value of the difference between the contract price and the forward prices.  The near term forward market for electricity is generally liquid and therefore the prices in the early years of the forward curves reflect observable market quotes.  However, in the later years, the market is much less liquid and forward price curves must be developed using factors including the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of power plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region.  The assumptions in these models are critical since any changes therein could have a significant impact on the fair value of the contract.  Substantially all changes in the fair value of derivatives held by FPL are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses will be passed through the fuel or capacity clauses.  In FPL Group's non-rate regulated operations, predominantly FPL Energy, changes in derivative fair values are recognized in current earnings, unless the criteria for hedge accounting are met and the company elects to account for the derivative as a hedge.  For those transactions accounted for as cash flow hedges, much of the effects of changes in fair value are reflected in other comprehensive income (OCI), a component of common shareholders' equity, rather than being recognized in current earnings.  For those transactions accounted for as fair value hedges, the effects of changes in fair value are reflected in current earnings offset by changes in the fair value of the item being hedged.

Since FAS 133 became effective in 2001, the FASB has discussed and from time to time issued implementation guidance related to FAS 133.  In particular, much of the interpretive guidance affects when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133.  Despite the large volume of implementation guidance, FAS 133 and the supplemental guidance do not provide specific guidance on all contract issues.  As a result, significant judgment must be used in applying FAS 133 and its interpretations.  A result of changes in interpretation could be that contracts that currently are excluded from the provisions of FAS 133 would have to be recorded on the balance sheet at fair value, with changes in fair value recorded in the statement of income.

Certain economic hedging transactions at FPL Energy do not meet the requirements for hedge accounting treatment.  Changes in the fair value of those transactions are marked to market and reported in the statement of income, often resulting in earnings volatility.  These changes in fair value are captured in the non-qualifying hedge category in computing adjusted earnings.  This could be significant to FPL Energy's results because often the economic offset to the positions which are required to be marked to market (such as the physical assets from which power is generated) are not marked to market.  As a consequence, net income reflects only the movement in one part of economically linked transactions.  Because of this, FPL Group's management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance.  For additional information regarding derivative instruments, see Note 4 and also see Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Accounting for Pensions and Other Postretirement Benefits - FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a supplemental executive retirement plan which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits plan) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.  The qualified pension plan has a fully funded trust dedicated to providing the benefits under the plan.  The other benefits plan has a partially funded trust dedicated to providing benefits related to life insurance.  FPL Group allocates net periodic benefit income or cost associated with the pension and other benefits plans to its subsidiaries annually using specific criteria.

FPL Group adopted the recognition and disclosure provisions of FAS 158 effective December 31, 2006.  The measurement date provisions of FAS 158 require that FPL Group measure plan assets and liabilities as of its year end no later than December 31, 2008 with any resulting adjustments to plan assets, benefit obligations, and accumulated other comprehensive income recorded to retained earnings.  Since FPL Group is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, the results of implementing all provisions of FAS 158 are reflected at FPL Group and not allocated to the subsidiaries.  The portion of previously unrecognized actuarial gains and losses, prior service costs or credits and transition assets or obligations related to the recognition provision of FAS 158 that were estimated to be allocable to FPL as net periodic benefit (income) cost in future periods and that otherwise would have been recorded in accumulated other comprehensive income were classified as regulatory assets and liabilities at FPL Group in accordance with regulatory treatment.  In addition, adjustments to accumulated other comprehensive income as a result of implementing the measurement date provisions of FAS 158 that are estimated to be allocable to FPL will be recorded as an adjustment to the previously established regulatory assets and liabilities.

FPL Group currently uses a measurement date of September 30 for its pension and other benefits plans.  In lieu of remeasuring plan assets and obligations as of January 1, 2008, FPL Group has elected to calculate the net periodic benefit (income) cost for the fifteen-month period from September 30, 2007 to December 31, 2008 using the September 30, 2007 measurement date.  Upon adoption of the measurement date provisions, FPL Group will record an adjustment to increase 2008 beginning retained earnings by approximately $13 million representing three-fifteenths of net periodic benefit (income) cost for the fifteen-month period from September 30, 2007 to December 31, 2008. Included in the adjustment to retained earnings is approximately $1 million related to the reduction in accumulated other comprehensive income and approximately $3 million related to the reduction in net regulatory liabilities.

FPL Group's income from its pension plan, net of the cost of the other benefits plan, was approximately $69 million, $65 million and $52 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The corresponding amounts allocated to FPL were $51 million, $52 million and $39 million, respectively.  Pension income and the cost of the other benefits plan are included in O&M expenses, and are calculated using a number of actuarial assumptions.  Those assumptions include an expected long-term rate of return on qualified plan assets of 7.75% for all years for the pension plan and 8.00%, 7.75% and 7.75% for the other benefits plan for the years ended December 31, 2007, 2006, and 2005, respectively, assumed increases in future compensation levels of 4% for all years, and weighted-average discount rates of 5.85%, 5.50% and 5.50% for the pension plan and 5.90%, 5.50% and 5.50% for the other benefits plan for the years ended December 31, 2007, 2006 and 2005, respectively.  Based on current health care costs (as related to other benefits), the projected 2008 trend assumption used to measure the expected cost of health care benefits covered by the plans for all age groups are 7.5% for medical benefits and 9.5% for prescription drug benefits.  These rates are assumed to decrease over the next nine years to the ultimate trend rate of 5.5% and remain at that level thereafter.  The ultimate trend rate is assumed to be reached in 2012 for medical costs and 2016 for prescription drug costs.  In developing these assumptions, FPL Group evaluated input from its actuaries, as well as information available in the marketplace.  For the expected long-term rate of return on fund assets, FPL Group considered 10-year and 20-year historical median returns for a portfolio with an equity/bond asset mix similar to its funds.  FPL Group also considered its funds' historical compounded returns.  FPL Group believes that 7.75% and 8.00% are reasonable long-term rates of return on its pension plan and other benefits plan assets, respectively.  FPL Group will continue to evaluate all of its actuarial assumptions, including its expected rate of return, at least annually, and will adjust them as necessary.

FPL Group bases its determination of pension and other benefits plan expense or income on a market-related valuation of assets, which reduces year-to-year volatility.  This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur.  Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return realized on those assets.  Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be affected as previously deferred gains or losses are recognized.  Such gains and losses together with other differences between actual results and the estimates used in the actuarial valuations are deferred and recognized in determining pension and other benefits plan expense and income only when they exceed 10% of the greater of projected benefit obligations or the market-related value of assets.

The following table illustrates the effect on cost of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:
		Increase in 2007 Net Periodic Cost

	Change in Assumption	FPL Group	FPL

		(millions)

Expected long-term rate of return	(0.5)%	$16	$13
Discount rate	(0.5)%	$5	$4
Salary increase	0.5%	$7	$5
Health care cost trend rate (a)	1.0%	$-	$-

____________________
(a)

Assumed healthcare cost trend rates can have a significant effect on the amounts reported for postretirement plans providing health care benefits.  However, this effect is somewhat mitigated by the retiree cost sharing structure incorporated in FPL Group's other benefits plan.

The fair value of plan assets has increased from $3.2 billion at September 30, 2006 to $3.6 billion at September 30, 2007 for the pension plan and increased from $48 million at September 30, 2006 to $49 million at September 30, 2007 for the other benefits plan.  Management believes that, based on the actuarial assumptions and the well funded status of the pension plan, FPL Group will not be required to make any cash contributions to the qualified pension plan in the near future.  In December 2007, $28 million was transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by FPL Group during the year pursuant to the provisions of the Internal Revenue Code.  FPL Group anticipates paying approximately $30 million for eligible retiree medical expenses on behalf of the other benefits plan during 2008 with substantially all of that amount being reimbursed through a transfer of assets from the qualified pension plan.  See Note 3.

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

In 2006, FPL FiberNet performed an impairment analysis and concluded that an impairment charge related to its metro market assets was necessary.  The critical assumptions and estimates used in the analysis include revenue additions, projected capital expenditures and a discount rate.  A 10% increase in the revenue growth rate or a 10% decrease in projected capital expenditures would have resulted in no impairment, while a 10% decrease in the revenue growth rate or a 10% increase in projected capital expenditures would increase the impairment charge by less than $5 million.  An increase or decrease of 1% in the discount rate would have a corresponding change to the impairment charge of approximately $3 million.  See Note 5 - Corporate and Other.

Nuclear Decommissioning and Fossil Dismantlement - FPL Group and FPL each account for asset retirement obligations and conditional asset retirement obligations under FAS 143, "Accounting for Asset Retirement Obligations" and FIN 47, "Accounting for Conditional Asset Retirement Obligations."  FAS 143 and FIN 47 require that a liability for the fair value of an asset retirement obligation (ARO) be recognized in the period in which it is incurred with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.  See Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 15.

For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are filed with the FPSC at least every five years.  The most recent studies, filed in 2005, indicate that FPL's portion of the future cost of decommissioning its four nuclear units, including spent fuel storage, is $10.9 billion, or $2.2 billion in 2007 dollars.  The studies reflect, among other things, the 20-year license extensions of FPL's nuclear units and support the suspension, effective September 2005, of the $79 million annual decommissioning accrual.  At December 31, 2007, $2,658 million was accrued for nuclear decommissioning, of which $1,624 million was recorded as an ARO, $54 million was recorded as a capitalized net asset related to the ARO, $887 million was recorded as a regulatory liability and $201 million was included in accrued asset removal costs (a regulatory liability) on the consolidated balance sheets.

FPL accrues the cost of dismantling its fossil plants over the expected service life of each unit based on studies filed with the FPSC.  Unlike nuclear decommissioning, fossil dismantlement costs are not funded.  The most recent studies, which became effective January 1, 2007, indicated that FPL's portion of the ultimate cost to dismantle its fossil units is $707 million.  The majority of the dismantlement costs are not considered AROs.  At December 31, 2007, $335 million was accrued for fossil dismantlement costs, of which $24 million was recorded as an ARO, $8 million was recorded as a capitalized net asset related to the ARO, $34 million was recorded as a regulatory liability and $285 million was included in accrued asset removal costs (a regulatory liability) on the consolidated balance sheets.

FPL Energy records a liability for the present value of its expected decommissioning costs in accordance with FAS 143 and FIN 47 which is determined using various internal and external data.  FPL Energy's portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage, is approximately $6.6 billion, or $1.4 billion expressed in 2007 dollars.  The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete.  At December 31, 2007, the ARO for nuclear decommissioning of FPL Energy's nuclear plants totaled approximately $456 million.

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and fossil dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation under FAS 143 and FIN 47.  Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and how costs will escalate with inflation.  In addition, FPL Group and FPL also make interest rate and rate of return projections on their investments in determining recommended funding requirements for nuclear decommissioning costs.  Periodically, FPL Group and FPL will be required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs.  For example, an increase of 0.25% in the assumed escalation rates would increase FPL Group's and FPL's ARO as of December 31, 2007 by $212 million and $166 million, respectively.

Regulatory Accounting - FPL follows the accounting practices set forth in FAS 71, "Accounting for the Effects of Certain Types of Regulation."  FAS 71 indicates that regulators can create assets and impose liabilities that would not be recorded by non-rate regulated entities.  Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.  If FPL were no longer subject to cost-based rate regulation, the existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  In addition, the FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  Such costs may include, among others, fuel and O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.  The continued applicability of FAS 71 is assessed at each reporting period.

FPL Group's and FPL's regulatory assets and liabilities are as follows:
	FPL Group		FPL

	December 31,		December 31,

	2007	2006	2007	2006

Regulatory assets:	(millions)
Current:
Deferred clause and franchise expenses	$103	$167	$103	$167
Securitized storm-recovery costs/storm reserve deficiency	$59	$106	$59	$106
Derivatives	$117	$921	$117	$921
Other	$2	$3	$-	$-

Noncurrent:
Securitized storm-recovery costs/storm reserve deficiency	$756	$762	$756	$762
Deferred clause expenses	$121	$-	$121	$-
Unamortized loss on reacquired debt	$36	$39	$36	$39
Other	$95	$80	$72	$37

Regulatory liabilities:
Current:
Deferred clause and franchise revenues	$18	$37	$18	$37
Pension	$24	$17	$-	$-

Noncurrent:
Accrued asset removal costs	$2,098	$2,044	$2,098	$2,044
Asset retirement obligation regulatory expense difference	$921	$868	$921	$868
Pension	$696	$531	$-	$-
Other	$236	$209	$235	$209

See Note 1 for a discussion of FPL Group's and FPL's other significant accounting policies.

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading - Certain of FPL Group's subsidiaries, including FPL and FPL Energy, use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity.  In addition, FPL Group, through FPL Energy, uses derivatives to optimize the value of power generation assets.  FPL Energy provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.

Derivative instruments, when required to be marked to market under FAS 133, as amended, are recorded on FPL Group's and FPL's consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled.  Upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized net in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's consolidated statements of income unless hedge accounting is applied.  See Note 4.

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments were as follows:
		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)

Fair value of contracts outstanding at December 31, 2005	$2	$(176)	$(373)	$757	$210
Reclassification to realized at settlement of contracts	26	107	56	325	514
Effective portion of changes in fair value recorded in OCI	-	-	261	-	261
Ineffective portion of changes in fair value recorded in earnings	-	31	-	-	31
Changes in fair value excluding reclassification to realized	(23)	46	-	(2,003)	(1,980)

Fair value of contracts outstanding at December 31, 2006	5	8	(56)	(921)	(964)
Reclassification to realized at settlement of contracts	(8)	(95)	39	870	806
Value of contracts purchased/previously not consolidated	-	23	-	-	23
Effective portion of changes in fair value recorded in OCI	-	-	(92)	-	(92)
Ineffective portion of changes in fair value recorded in earnings	-	3	-	-	3
Changes in fair value excluding reclassification to realized	5	(77)	-	(68)	(140)

Fair value of contracts outstanding at December 31, 2007	2	(138)	(109)	(119)	(364)
Net option premium payments (receipts)	(27)	22	-	-	(5)
Net cash collateral paid	9	13	2	15	39

Total mark-to-market energy contract net liabilities at
December 31, 2007	$(16)	$(103)	$(107)	$(104)	$(330)

FPL Group's total mark-to-market energy contract net assets (liabilities) at December 31, 2007 shown above are included in the consolidated balance sheets as follows:
December 31, 2007

(millions)

Current derivative assets	$182
Noncurrent other assets	98
Current derivative liabilities	(280)
Noncurrent derivative liabilities	(330)

FPL Group's total mark-to-market energy contract net liabilities	$(330)

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2007 were as follows:
	Maturity

	2008	2009	2010	2011	2012	Thereafter	Total

Trading:	(millions)
Actively quoted (i.e., exchange traded) prices	$3	$18	$-	$2	$2	$1	$26
Prices provided by other external sources	(8)	3	-	-	-	-	(5)
Modeled	8	(20)	(7)	-	-	-	(19)

Total	3	1	(7)	2	2	1	2

Owned Assets - Non-Qualifying:
Actively quoted (i.e., exchange traded) prices	(34)	-	(28)	(32)	(26)	(25)	(145)
Prices provided by other external sources	37	6	-	1	-	(52)	(8)
Modeled	32	(1)	(7)	(1)	(2)	(6)	15

Total	35	5	(35)	(32)	(28)	(83)	(138)

Owned Assets - OCI:
Actively quoted (i.e., exchange traded) prices	(31)	(37)	(24)	(11)	-	-	(103)
Prices provided by other external sources	-	-	-	-	-	-	-
Modeled	(6)	-	-	-	-	-	(6)

Total	(37)	(37)	(24)	(11)	-	-	(109)

Owned Assets - FPL Cost Recovery Clauses:
Actively quoted (i.e., exchange traded) prices	(111)	-	-	-	-	-	(111)
Prices provided by other external sources	-	-	-	-	-	-	-
Modeled	(3)	(5)	-	-	-	-	(8)

Total	(114)	(5)	-	-	-	-	(119)

Total sources of fair value	$(113)	$(36)	$(66)	$(41)	$(26)	$(82)	$(364)

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of December 31, 2007 and 2006, the VaR figures are as follows:
	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2006	$-	$2	$2	$89	$57	$54	$89	$60	$56
December 31, 2007	$-	$6	$6	$51	$31	$37	$51	$28	$39

Average for the period ended
December 31, 2007	$-	$3	$3	$69	$35	$45	$69	$34	$46

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

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:
	December 31, 2007			December 31, 2006

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

FPL Group:	(millions)
Long-term debt, including current maturities	$12,681	$12,642	(a)	$11,236	$11,314	(a)
Fixed income securities:
Special use funds	$2,025	$2,025	(b)	$1,430	$1,430	(b)
Other investments	$111	$111	(b)	$93	$93	(b)
Interest rate swaps - net unrealized gain (loss)	$(28)	$(28	) (c)	$6	$6	(c)

FPL:
Long-term debt, including current maturities	$5,217	$5,185	(a)	$4,214	$4,208	(a)
Fixed income securities:
Special use funds	$1,436	$1,436	(b)	$1,235	$1,235	(b)

_____________________
(a)	Based on market prices provided by external sources.
(b)	Based on quoted market prices for these or similar issues.
(c)	Based on market prices modeled internally.

The special use funds of FPL Group and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of FPL Group's and FPL's nuclear power plants.  A portion of these funds is invested in fixed income debt securities carried at their market value.  At FPL, adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment.  The market value adjustments of FPL Group's non-rate regulated operations result in a corresponding adjustment to OCI, except for impairments deemed to be other-than-temporary which are reported in current period earnings.  Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates.  The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not scheduled to begin until at least 2014 (2032 at FPL).

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At December 31, 2007, the estimated fair value for FPL Group interest rate swaps was as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value

(millions)						(millions)

Cash flow hedges - FPL Energy:
$164	February 2005	June 2008	4.255%	Variable	(a)	$-
$70	December 2003	December 2017	4.245%	Variable	(a)	-
$23	April 2004	December 2017	3.845%	Variable	(a)	-
$207	December 2005	November 2019	4.905%	Variable	(a)	(5)
$527	January 2007	January 2022	5.390%	Variable	(b)	(23)

Total cash flow hedges						$(28)

____________________
(a)	Three-month LIBOR
(b)	Six-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $622 million ($240 million for FPL) at December 31, 2007.

Equity price risk - Included in the nuclear decommissioning reserve funds of FPL Group are marketable equity securities carried at their market value of approximately $1,456 million and $1,395 million ($1,063 million and $1,029 million for FPL) at December 31, 2007 and 2006, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $146 million ($106 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at December 31, 2007.

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

  Prospective and existing customers are reviewed for creditworthiness based upon established standards, with customers not meeting minimum standards providing various credit enhancements or secured payment terms, such as letters of credit or the posting of margin cash collateral.

  The use of master netting agreements to offset cash and non-cash gains and losses arising from derivative instruments with the same counterparty.  FPL Group's policy is to have master netting agreements in place with significant counterparties.

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of December 31, 2007, approximately 98% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

FPL Group, Inc.'s (FPL Group) and Florida Power & Light Company's (FPL) management are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The consolidated financial statements, which in part are based on informed judgments and estimates made by management, have been prepared in conformity with generally accepted accounting principles applied on a consistent basis.

To aid in carrying out this responsibility, we, along with all other members of management, maintain a system of internal accounting control which is established after weighing the cost of such controls against the benefits derived.  In the opinion of management, the overall system of internal accounting control provides reasonable assurance that the assets of FPL Group and FPL and their subsidiaries are safeguarded and that transactions are executed in accordance with management's authorization and are properly recorded for the preparation of financial statements.  In addition, management believes the overall system of internal accounting control provides reasonable assurance that material errors or irregularities would be prevented or detected on a timely basis by employees in the normal course of their duties.  Any system of internal accounting control, no matter how well designed, has inherent limitations, including the possibility that controls can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected.  Also, because of changes in conditions, internal control effectiveness may vary over time.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation and reporting.

The system of internal accounting control is supported by written policies and guidelines, the selection and training of qualified employees, an organizational structure that provides an appropriate division of responsibility and a program of internal auditing.  FPL Group's written policies include a Code of Business Conduct & Ethics that states management's policy on conflict of interest and ethical conduct.  Compliance with the Code of Business Conduct & Ethics is confirmed annually by key personnel.

The Board of Directors pursues its oversight responsibility for financial reporting and accounting through its Audit Committee.  This Committee, which is comprised entirely of outside directors, meets regularly with management, the internal auditors and the independent auditors to make inquiries as to the manner in which the responsibilities of each are being discharged.  The independent auditors and the internal audit staff have free access to the Committee without management's presence to discuss auditing, internal accounting control and financial reporting matters.

In accordance with the U.S. Securities and Exchange Commission's published guidance, we have excluded from our current assessment the internal control over financial reporting for Point Beach Nuclear Power Plant which was acquired on September 28, 2007 and whose financial statements reflect total assets and revenues consisting of approximately four percent and less than one percent, respectively, of FPL Group's consolidated total assets and operating revenues as of and for the year ended December 31, 2007.  FPL Group will include Point Beach Nuclear Power Plant in its assessment as of December 31, 2008.

Management assessed the effectiveness of FPL Group's and FPL's internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework.  Based on this assessment, management believes that FPL Group's and FPL's internal control over financial reporting was effective as of December 31, 2007.

FPL Group's and FPL's independent registered public accounting firm, Deloitte & Touche LLP, is engaged to express an opinion on FPL Group's and FPL's consolidated financial statements and an opinion on FPL Group's and FPL's internal control over financial reporting.  Their reports are based on procedures believed by them to provide a reasonable basis to support such opinions.  These reports appear on the following pages.

LEWIS HAY, III	MORAY P. DEWHURST

Lewis Hay, III Chairman and Chief Executive Officer of FPL Group and Chairman and Chief Executive Officer of FPL	Moray P. Dewhurst Vice President and Chief Financial Officer of FPL Group and Senior Vice President and Chief Financial Officer of FPL

K. MICHAEL DAVIS

K. Michael Davis Controller and Chief Accounting Officer of FPL Group and Vice President, Accounting and Chief Accounting Officer of FPL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  FPL Group, Inc. and Florida Power & Light Company:

We have audited the internal control over financial reporting of FPL Group, Inc. and subsidiaries (FPL Group) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Point Beach Nuclear Power Plant (Point Beach), which was acquired on September 28, 2007 and whose financial statements reflect total assets and revenues consisting of approximately four percent and less than one percent, respectively, of FPL Group's consolidated total assets and operating revenues as of and for the year ended December 31, 2007.  Accordingly, our audit did not include the internal control over financial reporting at Point Beach.  FPL Group's and FPL's management are responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on FPL Group's and FPL's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audits included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FPL Group and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of FPL Group and FPL and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  FPL Group, Inc. and Florida Power & Light Company:

We have audited the accompanying consolidated balance sheets of FPL Group, Inc. and subsidiaries (FPL Group) and the separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2007 and 2006, and the related consolidated statements of income, of FPL Group's common shareholders' equity, of FPL's common shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the respective company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group and of FPL at December 31, 2007 and 2006, and the respective results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FPL Group's and FPL's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on FPL Group's and FPL's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Miami, Florida
February 27, 2008

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts)
	Years Ended December 31,

	2007	2006	2005

OPERATING REVENUES	$15,263	$15,710	$11,846

OPERATING EXPENSES
Fuel, purchased power and interchange	8,192	8,943	6,171
Other operations and maintenance	2,314	2,022	1,814
Impairment charges	4	105	-
Disallowed storm costs	-	52	-
Storm cost amortization	74	151	155
Merger-related	-	23	-
Depreciation and amortization	1,261	1,185	1,285
Taxes other than income taxes	1,135	1,132	931

Total operating expenses	12,980	13,613	10,356

OPERATING INCOME	2,283	2,097	1,490

OTHER INCOME (DEDUCTIONS)
Interest charges	(762)	(706)	(593)
Equity in earnings of equity method investees	68	181	124
Gains on disposal of assets	2	29	52
Allowance for equity funds used during construction	23	21	28
Interest income	89	62	69
Other - net	(23)	(6)	13

Total other deductions - net	(603)	(419)	(307)

INCOME BEFORE INCOME TAXES	1,680	1,678	1,183

INCOME TAXES	368	397	282

NET INCOME	$1,312	$1,281	$901

Earnings per share of common stock:
Basic	$3.30	$3.25	$2.37
Assuming dilution	$3.27	$3.23	$2.34

Dividends per share of common stock	$1.64	$1.50	$1.42

Weighted-average number of common shares outstanding:
Basic	397.7	393.5	380.1
Assuming dilution	400.6	396.5	385.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED BALANCE SHEETS (millions)
	December 31,

	2007	2006

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$38,231	$34,071
Nuclear fuel	1,096	688
Construction work in progress	1,713	1,393
Less accumulated depreciation and amortization	(12,388)	(11,653)

Total property, plant and equipment - net	28,652	24,499

CURRENT ASSETS
Cash and cash equivalents	290	620
Customer receivables, net of allowances of $24 and $32, respectively	1,496	1,279
Other receivables, net of allowances of $8 and $8, respectively	225	377
Materials, supplies and fossil fuel inventory - at average cost	857	785
Regulatory assets:
Deferred clause and franchise expenses	103	167
Securitized storm-recovery costs/storm reserve deficiency	59	106
Derivatives	117	921
Other	2	3
Derivatives	182	358
Other	448	214

Total current assets	3,779	4,830

OTHER ASSETS
Special use funds	3,482	2,824
Prepaid benefit costs	1,911	1,608
Other investments	391	533
Regulatory assets:
Securitized storm-recovery costs/storm reserve deficiency	756	762
Deferred clause expenses	121	-
Unamortized loss on reacquired debt	36	39
Other	95	80
Other	900	647

Total other assets	7,692	6,493

TOTAL ASSETS	$40,123	$35,822

CAPITALIZATION
Common shareholders' equity	$10,735	$9,930
Long-term debt	11,280	9,591

Total capitalization	22,015	19,521

CURRENT LIABILITIES
Commercial paper	1,017	1,097
Current maturities of long-term debt	1,401	1,645
Accounts payable	1,204	1,060
Customer deposits	539	510
Accrued interest and taxes	351	302
Regulatory liabilities:
Deferred clause and franchise revenues	18	37
Pension	24	17
Derivatives	289	995
Other	915	663

Total current liabilities	5,758	6,326

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,157	1,820
Accumulated deferred income taxes	3,821	3,432
Regulatory liabilities:
Accrued asset removal costs	2,098	2,044
Asset retirement obligation regulatory expense difference	921	868
Pension	696	531
Other	236	209
Derivatives	351	105
Other	2,070	966

Total other liabilities and deferred credits	12,350	9,975

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$40,123	$35,822

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)
	Years Ended December 31,

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,312	$1,281	$901
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,261	1,143	1,242
Nuclear fuel amortization	144	127	99
Impairment charges	4	105	-
Recoverable storm-related costs of FPL	(3)	(364)	(659)
Amortization of storm reserve deficiency	74	151	155
Unrealized (gains) losses on marked to market energy contracts	134	(173)	191
Deferred income taxes	402	393	343
Cost recovery clauses and franchise fees	(75)	940	(825)
Change in prepaid option premiums	159	(66)	(57)
Equity in earnings of equity method investees	(68)	(181)	(124)
Distributions of earnings from equity method investees	175	104	86
Changes in operating assets and liabilities:
Customer receivables	(216)	(215)	(225)
Other receivables	(14)	62	(64)
Material, supplies and fossil fuel inventory	(14)	(203)	(173)
Other current assets	(14)	8	(9)
Other assets	(100)	(142)	(47)
Accounts payable	63	(202)	346
Customer deposits	29	76	32
Margin cash collateral	86	(546)	387
Income taxes	(75)	(46)	(51)
Interest and other taxes	49	49	29
Other current liabilities	113	50	(95)
Other liabilities	(52)	32	(53)
Other - net	219	115	118

Net cash provided by operating activities	3,593	2,498	1,547

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,826)	(1,763)	(1,616)
Independent power investments	(2,852)	(1,701)	(815)
Nuclear fuel purchases	(310)	(212)	(102)
Other capital expenditures	(31)	(63)	(13)
Sale of independent power investments	700	20	69
Loan repayments and capital distributions from equity method investees	11	-	199
Proceeds from sale of securities in special use funds	2,211	3,135	2,837
Purchases of securities in special use funds	(2,440)	(3,217)	(2,956)
Proceeds from sale of other securities	138	96	100
Purchases of other securities	(156)	(109)	(112)
Funding of secured loan	-	-	(43)
Repayment of secured loan	-	-	218
Proceeds from termination and sale of leveraged leases	-	-	58
Other - net	(23)	7	11

Net cash used in investing activities	(4,578)	(3,807)	(2,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	3,199	3,408	1,391
Retirements of long-term debt and FPL preferred stock	(1,866)	(1,665)	(1,220)
Proceeds from purchased Corporate Units	-	210	-
Payments to terminate Corporate Units	-	(258)	-
Net change in short-term debt	(80)	(62)	667
Issuances of common stock	46	333	639
Dividends on common stock	(654)	(593)	(544)
Funds held for storm-recovery bond payments	(42)	-	-
Other - net	52	26	(10)

Net cash provided by financing activities	655	1,399	923

Net increase (decrease) in cash and cash equivalents	(330)	90	305
Cash and cash equivalents at beginning of year	620	530	225

Cash and cash equivalents at end of year	$290	$620	$530

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$686	$648	$543
Cash paid for income taxes - net	$46	$30	$8

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock and conversion of options and warrants in connection with
the acquisition of Gexa Corp.	$-	$-	$74
Assumption of debt in connection with the purchase of independent power project	$55	$-	$-
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (a) (millions)
	Common Stock (b)			Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss) (c)	Retained Earnings	Common Shareholders' Equity

	Shares		Aggregate Par Value

Balances, December 31, 2004	372	(d)	$4	$3,568	$(154)	$(46)	$4,211

Net income	-		-	-	-	-	901
Issuances of common stock, net of
issuance cost of less than $1	20		-	645	-	-	-
Exercise of stock options and other
incentive plan activity	3		-	89	-	-	-
Dividends on common stock	-		-	-	-	-	(544)
Earned compensation under ESOP	-		-	19	14	-	-
Other comprehensive loss	-		-	-	-	(147)	-
Other	-		-	1	-	-	-

Balances, December 31, 2005	395	(d)	4	4,322	(140)	(193)	4,568	$8,561

Net income	-		-	-	-	-	1,281
Issuances of common stock, net of
issuance cost of less than $1	9		-	307	-	-	-
Exercise of stock options and other
incentive plan activity	1		-	64	-	-	-
Dividends on common stock	-		-	-	-	-	(593)
Earned compensation under ESOP	-		-	21	15	-	-
Termination of Corporate Units,
net of tax benefit of $15	-		-	(33)	-	-	-
Other comprehensive income	-		-	-	-	210	-
Implementation of FAS 158	-		-	-	-	98	-
Other	-		-	(1)	-	-	-

Balances, December 31, 2006	405	(d)	4	4,680	(125)	115	5,256	$9,930

Net income	-		-	-	-	-	1,312
Issuances of common stock, net of
issuance cost of less than $1	1		-	33	-	-	-
Exercise of stock options and other
incentive plan activity	1		-	59	-	-	-
Dividends on common stock	-		-	-	-	-	(654)
Earned compensation under ESOP	-		-	27	11	-	-
Other comprehensive loss	-		-	-	-	(44)	-
Defined benefit pension and
other benefits plans	-		-	-	-	45	-
Implementation of FIN 48	-		-	(15)	-	-	31

Balances, December 31, 2007	407	(d)	$4	$4,784	$(114)	$116	$5,945	$10,735

_____________________
(a)

Information pertaining to shares, aggregate par value and additional paid-in capital have been restated to reflect the two-for-one stock split effective March 15, 2005.  See Note 12 - Earnings Per Share.

(b)	$0.01 par value, authorized - 800,000,000 shares; outstanding shares 407,344,972, 405,404,438 and 394,854,416 at December 31, 2007, 2006 and 2005, respectively.
(c)	Comprehensive income, which includes net income and other comprehensive income (loss), totaled approximately $1,313 million, $1,491 million and $754 million for 2007, 2006 and 2005, respectively.
(d)	Outstanding and unallocated shares held by the Employee Stock Ownership (ESOP) Plan Trust totaled approximately 8 million, 9 million and 10 million at December 31, 2007, 2006 and 2005, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF INCOME (millions)
	Years Ended December 31,

	2007	2006	2005

OPERATING REVENUES	$11,622	$11,988	$9,528

OPERATING EXPENSES
Fuel, purchased power and interchange	6,726	7,116	4,910
Other operations and maintenance	1,454	1,374	1,307
Disallowed storm costs	-	52	-
Storm cost amortization	74	151	155
Depreciation and amortization	773	787	951
Taxes other than income taxes	1,032	1,045	858

Total operating expenses	10,059	10,525	8,181

OPERATING INCOME	1,563	1,463	1,347

OTHER INCOME (DEDUCTIONS)
Interest charges	(304)	(278)	(224)
Allowance for equity funds used during construction	23	21	28
Interest Income	17	30	14
Other - net	(12)	(10)	(9)

Total other deductions - net	(276)	(237)	(191)

INCOME BEFORE INCOME TAXES	1,287	1,226	1,156

INCOME TAXES	451	424	408

NET INCOME	$836	$802	$748

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED BALANCE SHEETS (millions)
	December 31,

	2007	2006

ELECTRIC UTILITY PLANT
Plant in service	$25,585	$24,150
Nuclear fuel	565	423
Construction work in progress	1,101	1,113
Less accumulated depreciation and amortization	(10,081)	(9,848)

Electric utility plant - net	17,170	15,838

CURRENT ASSETS
Cash and cash equivalents	63	64
Customer receivables, net of allowances of $13 and $15, respectively	807	872
Other receivables, net of allowances of $1 and $1, respectively	178	221
Materials, supplies and fossil fuel inventory - at average cost	583	558
Regulatory assets:
Deferred clause and franchise expenses	103	167
Securitized storm-recovery costs/storm reserve deficiency	59	106
Derivatives	117	921
Derivatives	83	4
Other	260	99

Total current assets	2,253	3,012

OTHER ASSETS
Special use funds	2,499	2,264
Prepaid benefit costs	907	857
Regulatory assets:
Securitized storm-recovery costs/storm reserve deficiency	756	762
Deferred clause expenses	121	-
Unamortized loss on reacquired debt	36	39
Other	72	37
Other	230	161

Total other assets	4,621	4,120

TOTAL ASSETS	$24,044	$22,970

CAPITALIZATION
Common shareholder's equity	$7,275	$7,539
Long-term debt	4,976	4,214

Total capitalization	12,251	11,753

CURRENT LIABILITIES
Commercial paper	842	630
Current maturities of long-term debt	241	-
Accounts payable	706	735
Customer deposits	531	500
Accrued interest and taxes	225	281
Regulatory liabilities - deferred clause and franchise revenues	18	37
Derivatives	182	677
Other	531	423

Total current liabilities	3,276	3,283

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,653	1,572
Accumulated deferred income taxes	2,716	2,561
Regulatory liabilities:
Accrued asset removal costs	2,098	2,044
Asset retirement obligation regulatory expense difference	921	868
Other	235	209
Other	894	680

Total other liabilities and deferred credits	8,517	7,934

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$24,044	$22,970

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)
	Years Ended December 31,

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$836	$802	$748
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	773	745	909
Nuclear fuel amortization	83	89	72
Recoverable storm-related costs	(3)	(364)	(659)
Amortization of storm reserve deficiency	74	151	155
Deferred income taxes	346	27	531
Cost recovery clauses and franchise fees	(75)	940	(825)
Change in prepaid option premiums	142	(73)	(43)
Changes in operating assets and liabilities:
Customer receivables	65	(219)	(68)
Other receivables	(32)	40	(26)
Material, supplies and fossil fuel inventory	(25)	(110)	(133)
Other current assets	(12)	9	(9)
Other assets	(50)	(83)	(43)
Accounts payable	(80)	(124)	221
Customer deposits	31	77	35
Margin cash collateral	75	(485)	382
Income taxes	(138)	157	(71)
Interest and other taxes	26	24	17
Other current liabilities	41	16	(44)
Other liabilities	(2)	10	31
Other - net	88	39	58

Net cash provided by operating activities	2,163	1,668	1,238

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,826)	(1,763)	(1,616)
Nuclear fuel purchases	(181)	(105)	(95)
Proceeds from sale of securities in special use funds	1,978	2,673	2,767
Purchases of securities in special use funds	(2,186)	(2,738)	(2,870)
Other - net	1	-	(2)

Net cash used in investing activities	(2,214)	(1,933)	(1,816)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,230	937	588
Retirements of long-term debt	(250)	(135)	(500)
Retirements of preferred stock	-	-	(25)
Net change in short-term debt	212	(529)	667
Dividends	(1,100)	-	(161)
Funds held for storm-recovery bond payments	(42)	-	-

Net cash provided by financing activities	50	273	569

Net increase (decrease) in cash and cash equivalents	(1)	8	(9)
Cash and cash equivalents at beginning of year	64	56	65

Cash and cash equivalents at end of year	$63	$64	$56

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$267	$257	$217
Cash paid (received) for income taxes - net	$246	$339	$(46)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY (a) (millions)
	Common Stock (b)	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity

Balances, December 31, 2004	$1,373	$4,318	$459
Net income	-	-	748
Dividends to FPL Group	-	-	(161)

Balances, December 31, 2005	1,373	4,318	1,046	$6,737

Net income	-	-	802

Balances, December 31, 2006	1,373	4,318	1,848	$7,539

Net income	-	-	836
Dividends to FPL Group	-	-	(1,100)

Balances, December 31, 2007	$1,373	$4,318	$1,584	$7,275

_____________________
(a)	FPL's comprehensive income is the same as reported net income.
(b)	Common stock, no par value, 1,000 shares authorized, issued and outstanding.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation - FPL Group, Inc.'s (FPL Group) operations are conducted primarily through its wholly-owned subsidiary Florida Power & Light Company (FPL) and its wholly-owned indirect subsidiary FPL Energy, LLC (FPL Energy).  FPL, a rate-regulated public utility, supplies electric service to approximately 4.5 million customer accounts throughout most of the east and lower west coasts of Florida.  FPL Energy invests in independent power projects through both controlled and consolidated entities and non-controlling ownership interests in joint ventures essentially all of which are accounted for under the equity method.

The consolidated financial statements of FPL Group and FPL include the accounts of their respective majority-owned and controlled subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. Amounts included in the consolidated financial statements and the accompanying notes have been adjusted to reflect the retrospective application of a Financial Accounting Standards Board (FASB) Staff Position (FSP) regarding the accounting for offsetting amounts related to certain contracts.  See Note 4.  In addition, certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.  The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.

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

Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through the various clauses, include substantially all fuel, purchased power and interchange expenses, conservation and certain environmental-related expenses, certain revenue taxes and franchise fees.  Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net underrecovery or overrecovery.  Any underrecovered costs or overrecovered revenues are collected from or returned to customers in subsequent periods.  Although deferred clause revenues and expenses do not significantly affect net income, the underrecoveries or overrecoveries can significantly affect FPL Group's and FPL's operating cash flows.

In June 2007, the FPSC denied FPL's need petition for two ultra super critical pulverized coal generating units in Glades County, Florida.  In July 2007, FPL filed a petition with the FPSC requesting authorization to defer, until the next retail base rate proceeding, approximately $35 million of preconstruction costs associated with the coal units, with amortization over a five-year period beginning when new base rates are implemented.  These costs are currently reflected in other assets on FPL Group's and FPL's consolidated balance sheets.  FPL management believes the recovery of these costs is probable.  However, any portion of these costs not approved for recovery would be expensed.  A decision is expected in April 2008.

If FPL were no longer subject to cost-based rate regulation, the regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  In addition, the FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  The continued applicability of FAS 71 is assessed at each reporting period.

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively.  FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed.  Unbilled base revenues are included in customer receivables and amounted to approximately $119 million and $122 million at December 31, 2007 and 2006, respectively.  FPL's operating revenues also include amounts resulting from cost recovery clauses (see Regulation), franchise fees, gross receipts taxes and surcharges related to the recovery of storm restoration costs associated with hurricanes and storm-recovery bonds (see Securitization).  Franchise fees and gross receipts taxes are imposed on FPL; however, the FPSC allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise amount for those customers located in the jurisdiction that imposes the fee.  Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes on FPL Group's and FPL's consolidated statements of income and were approximately $755 million, $773 million and $604 million in 2007, 2006 and 2005, respectively.  FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on FPL Group's and FPL's consolidated balance sheets.

In 2005, the FPSC approved a stipulation and settlement agreement regarding FPL's retail base rates (2005 rate agreement), signed by FPL and all of the interveners in its 2005 base rate proceeding.  FPL expects the 2005 rate agreement to be in effect through December 31, 2009; thereafter, it shall remain in effect until terminated on the date new retail base rates become effective pursuant to an FPSC order.  The 2005 rate agreement replaced a rate agreement that was effective April 15, 2002 through December 31, 2005 (2002 rate agreement).

The 2005 rate agreement provides that retail base rates will not increase during the term of the agreement except to allow recovery of the revenue requirements of any power plant approved pursuant to the Florida Power Plant Siting Act (Siting Act) that achieves commercial operation during the term of the 2005 rate agreement.  Retail base rates increased approximately $86 million in 2007 when a 1,144 megawatt (mw) natural gas-fired plant at FPL's Turkey Point site (Turkey Point Unit No. 5) was placed in service on May 1, 2007.  The 2005 rate agreement also continues the revenue sharing mechanism in FPL's 2002 rate agreement, whereby revenues from retail base operations in excess of certain thresholds will be shared with customers on the basis of two-thirds refunded to customers and one-third retained by FPL.  Revenues from retail base operations in excess of a second, higher threshold (cap) will be refunded 100% to customers.  The revenue sharing threshold and cap are established by increasing the prior year's threshold and cap by the sum of the following:  (i) the average annual growth rate in retail kilowatt-hour (kwh) sales for the ten-year period ending December 31 of the preceding year multiplied by the prior year's retail base rate revenue sharing threshold and cap and (ii) the amount of any incremental base rate increases for power plants approved pursuant to the Siting Act that achieve commercial operation during the term of the 2005 rate agreement.  The revenue sharing threshold and cap for 2008 are estimated to be $4,349 million and $4,524 million, respectively.

Under both the 2005 and 2002 rate agreements, the accrual for the refund associated with the revenue sharing mechanism is required to be computed monthly for each twelve-month period of the rate agreement.  At the beginning of each twelve-month period, planned revenues are reviewed to determine if it is probable that the thresholds will be exceeded.  If so, an accrual is recorded each month for a portion of the anticipated refund based on the relative percentage of year-to-date planned revenues to the total estimated revenues for the twelve-month period, plus accrued interest.  In addition, if in any month actual revenues are above or below planned revenues, the accrual is increased or decreased as necessary to recognize the effect of this variance on the expected refund amount.  Under both the 2005 and 2002 rate agreements, the annual refund (including interest) is required to be paid to customers as a credit to their February electric bill.  For the years ended December 31, 2007, 2006 and 2005, there were no refunds due to customers.

Under the terms of the 2005 rate agreement: (i) FPL's electric property depreciation rates are based upon the comprehensive depreciation studies it filed with the FPSC in March 2005; however, FPL may reduce depreciation by up to $125 million annually which was also permitted under the 2002 rate agreement, (ii) FPL suspended contributions of approximately $79 million per year to its nuclear decommissioning fund beginning in September 2005, (iii) FPL suspended contributions of $20.3 million per year to its storm and property insurance reserve beginning in January 2006 and has the ability to recover prudently incurred storm restoration costs, either through securitization provisions pursuant to the Florida Statutes or through surcharges, and (iv) FPL will be allowed to recover through a cost recovery clause prudently incurred incremental costs associated with complying with an FPSC or FERC order regarding a regional transmission organization.

FPL does not have an authorized regulatory return on common equity (ROE) under the 2005 rate agreement for the purpose of addressing earnings levels.  For all other regulatory purposes, FPL has an ROE of 11.75%.  Under the 2005 rate agreement, the revenue sharing mechanism described above is the appropriate and exclusive mechanism to address earnings levels.  However, if FPL's regulatory ROE, as reported to the FPSC in FPL's monthly earnings surveillance report, falls below 10% during the term of the 2005 rate agreement, FPL may petition the FPSC to amend its base rates.

FPL Energy's revenue is recorded as electricity is delivered, which is when revenue is earned.  FPL Energy's retail energy business records unbilled revenues for the estimated amount of energy delivered to customers but not yet billed.  Unbilled revenues are included in customer receivables and amounted to approximately $26 million and $28 million at December 31, 2007 and 2006, respectively.

Electric Plant, Depreciation and Amortization - The cost of additions to units of utility property of FPL and FPL Energy is added to electric utility plant.  In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation.  Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses.  At December 31, 2007, the electric generating, transmission, distribution and general facilities of FPL represented approximately 45%, 12%, 38% and 5%, respectively, of FPL's gross investment in electric utility plant in service.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  A number of FPL Energy's generating facilities are encumbered by liens against their assets securing various financings.  The net book value of FPL Energy's assets serving as collateral was approximately $5.3 billion at December 31, 2007.

Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis.  FPL includes in depreciation expense a provision for fossil plant dismantlement and nuclear plant decommissioning (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs).  For substantially all of FPL's property, depreciation studies are performed and filed with the FPSC at least every four years.  Pursuant to the 2005 rate agreement, FPL implemented new depreciation rates on January 1, 2006 based on depreciation studies filed with the FPSC in March 2005.  Under the 2002 and 2005 rate agreements (see Revenues and Rates), FPL reduced depreciation by $125 million annually since 2002.  The weighted annual composite depreciation rate for FPL's electric plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed above, was approximately 3.6%, 3.7% and 4.3% for 2007, 2006 and 2005, respectively.  FPL Energy's electric plants in service less salvage value, if any, are depreciated primarily using the straight-line method over their estimated useful lives.  FPL Energy's effective depreciation rates, excluding decommissioning, were 4.4%, 4.1% and 3.9% for 2007, 2006 and 2005, respectively.

Nuclear Fuel - FPL leases nuclear fuel for all four of its nuclear units.  FPL Group and FPL consolidate the lessor entity in accordance with FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities," as revised (FIN 46(R)).  See Note 9 - FPL.

FPL Energy's nuclear units have several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel.  See Note 16 - Contracts.  FPL Energy's nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity - Allowance for funds used during construction (AFUDC) is a non-cash item which represents the allowed cost of capital, including an ROE, used to finance FPL construction projects.  The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income.  FPSC rules limit the recording of AFUDC to projects that cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete.  FPSC rules allow construction projects below the 0.5% threshold as a component of rate base.  During 2007, 2006 and 2005, AFUDC was capitalized at a rate of 7.42% in each year and amounted to approximately $36 million, $32 million and $41 million, respectively.  See Note 16 - Commitments.

FPL's construction work in progress includes construction materials, progress payments on major equipment contracts, third party engineering costs and other costs directly associated with the construction of various projects.  Upon completion of the projects, these costs are transferred to electric utility plant in service.  At December 31, 2007 and 2006, FPL recorded approximately $188 million and $152 million, respectively, of construction accruals, which are included in other current liabilities on FPL Group's and FPL's consolidated balance sheets.

FPL Energy capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant.  At December 31, 2007 and 2006, FPL Energy's capitalized development costs totaled approximately $26 million and $22 million, respectively, which are included in other assets on FPL Group's consolidated balance sheets.  These costs include emission reduction credits, land rights and other third party costs directly associated with the development of a new project.  Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost.  Capitalized development costs are charged to O&M expenses when the development of a project is no longer probable.

FPL Energy's construction work in progress includes construction materials, prepayments on turbine generators, third party engineering costs, capitalized interest and other costs directly associated with the construction and development of the project.  Interest capitalized on construction projects amounted to $39 million, $17 million and $8 million during 2007, 2006 and 2005, respectively.  FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  Upon commencement of plant operation, costs associated with construction work in progress are transferred to electric utility plant in service and other property.  At December 31, 2007 and 2006, FPL Energy recorded approximately $106 million and $38 million, respectively, of construction accruals, which are included in other current liabilities on FPL Group's consolidated balance sheets.

Asset Retirement Obligations - FPL Group and FPL each account for asset retirement obligations and conditional asset retirement obligations under FAS 143, "Accounting for Asset Retirement Obligations" and FIN 47, "Accounting for Conditional Asset Retirement Obligations."  See Note 15.

Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - Following are the components of FPL Group's and FPL's decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs:
	FPL

	Nuclear Decommissioning				Fossil Dismantlement				Interim Removal Costs and Other				FPL Energy		FPL Group

	December 31,				December 31,				December 31,				December 31,		December 31,

	2007		2006		2007		2006		2007		2006		2007	2006	2007	2006

	(millions)

Asset retirement obligations (ARO)	$1,624		$1,540		$24		$27		$5		$5		$504	$248	$2,157	$1,820
Less capitalized ARO asset net of
accumulated depreciation	54		55		8		5		-		-		-	-	62	60
Accrued asset removal costs (a)	201		192		285		281		1,612		1,571		-	-	2,098	2,044
Asset retirement obligation regulatory
expense difference (a)	887		864		34		4		-		-		-	-	921	868

Accrued decommissioning,
dismantlement and other accrued
asset removal costs	$2,658	(b)	$2,541	(b)	$335	(b)	$307	(b)	$1,617	(b)	$1,576	(b)	$504	$248	$5,114	$4,672

_____________________
(a)	Regulatory liability on FPL Group's and FPL's consolidated balance sheets.
(b)	Represents total amount accrued for ratemaking purposes.

FPL - For ratemaking purposes, FPL accrues for the cost of end of life retirement and disposal of its nuclear and fossil plants over the expected service life of each unit based on nuclear decommissioning and fossil dismantlement studies periodically filed with the FPSC.  In addition, FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC.  For financial reporting purposes, FPL recognizes decommissioning and dismantlement liabilities in accordance with FAS 143 and FIN 47.  Any differences between expense recognized under FAS 143 and FIN 47 and the amount recoverable through rates are reported as a regulatory liability in accordance with FAS 71.  See Electric Plant, Depreciation and Amortization and Note 15.

Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval.  FPL filed updated nuclear decommissioning studies with the FPSC in December 2005.  The studies filed in December 2005 support the suspension, effective September 2005, of the $79 million annual decommissioning accrual as provided for in the 2005 rate agreement.  These studies reflect FPL's current plans, under the extended operating licenses, for prompt dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2032 and 2033, respectively, and provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 at the end of its useful life in 2043.  These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. government facility.  The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage, to be approximately $10.9 billion.  FPL's portion of the ultimate cost of decommissioning its four units, expressed in 2007 dollars, is estimated by the studies to aggregate $2.2 billion.

During 2007, with respect to costs associated with nuclear decommissioning, FPL recognized approximately $84 million related to ARO accretion expense, approximately $2 million related to depreciation of the capitalized ARO asset and approximately $86 million to adjust the total accrual to reflect the suspension of the accrual by the FPSC effective September 1, 2005.  During 2006, with respect to costs associated with nuclear decommissioning, FPL recognized approximately $80 million related to ARO accretion expense, approximately $2 million related to depreciation of the capitalized ARO asset and approximately $82 million to adjust the total accrual to reflect the suspension of the accrual by the FPSC effective September 1, 2005.  During 2005, with respect to costs associated with nuclear decommissioning, FPL recognized approximately $112 million related to ARO accretion expense, approximately $7 million related to depreciation of the capitalized ARO asset, approximately $4 million related to the non-legal obligation included in accrued asset removal costs and approximately $70 million to adjust the total accrual to the $53 million approved by the FPSC for decommissioning expense (included in depreciation and amortization expense in FPL Group's and FPL's consolidated statements of income).

Restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on FPL Group's and FPL's consolidated balance sheets.  Consistent with regulatory treatment, marketable securities held in the decommissioning funds are classified as available for sale and are carried at market value with market adjustments, including any other-than-temporary impairment losses, resulting in a corresponding adjustment to the related regulatory liability accounts.  See Note 10.  Contributions to the funds were based on current period decommissioning expense and were suspended beginning September 2005.  Additionally, fund earnings, net of taxes, are reinvested in the funds.  Earnings are recognized as income and an offsetting expense is recorded to reflect a corresponding increase in the related regulatory liability accounts.  As a result, there is no effect on net income.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

FPL's latest fossil fuel plant dismantlement studies became effective January 1, 2007 and indicate that FPL's portion of the ultimate cost to dismantle its fossil units is $707 million.  FPL's next fossil fuel plant dismantlement study is required to be filed with the FPSC concurrently with its next depreciation study in March 2009.  During 2007, with respect to costs associated with fossil dismantlement, FPL recognized approximately $2 million related to ARO accretion expense and depreciation of the capitalized ARO asset, approximately $14 million related to the non-legal obligation included in accrued asset removal costs and approximately $1 million credit to adjust the total accrual to the $15 million approved by the FPSC for dismantlement expense (included in depreciation and amortization expense in FPL Group's and FPL's consolidated statements of income).  During 2006, with respect to costs associated with fossil dismantlement, FPL recognized approximately $1 million related to ARO accretion expense and depreciation of the capitalized ARO asset, approximately $17 million related to the non-legal obligation included in accrued asset removal costs and approximately $1 million to adjust the total accrual to the $19 million approved by the FPSC for dismantlement expense (included in depreciation and amortization expense in FPL Group's and FPL's consolidated statements of income).  FPL recognized fossil dismantlement expense of approximately $19 million in 2005, which is included in depreciation and amortization expense.

FPL Energy - FPL Energy records nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) in accordance with FAS 143 and FIN 47.  See Note 15.  At December 31, 2007 and 2006, FPL Energy's ARO related to nuclear decommissioning totaled approximately $456 million and $213 million, respectively, and was determined using various internal and external data.  FPL Energy's portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage, is approximately $6.6 billion, or $1.4 billion expressed in 2007 dollars.  The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete.

Seabrook's decommissioning funding plan is based on a comprehensive nuclear decommissioning study filed with the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) in 2007 and is effective for four years.  Currently, there are no ongoing decommissioning funding requirements for Duane Arnold and Point Beach, however, the U.S. Nuclear Regulatory Commission (NRC) has the authority to require additional funding in the future.  FPL Energy's portion of Seabrook's, Duane Arnold's and Point Beach's restricted trust funds for the payment of future expenditures to decommission these plants is included in nuclear decommissioning reserve funds, which are included in special use funds on FPL Group's consolidated balance sheets.  Marketable securities held in the decommissioning funds are classified as available for sale and are carried at market value with market adjustments resulting in a corresponding adjustment to other comprehensive income (OCI).  All unrealized losses associated with marketable securities are considered to be other-than-temporary and are recognized as an expense in other - net in FPL Group's consolidated statements of income.  Fund earnings are recognized in income and are reinvested in the funds either on a pretax or after-tax basis.  See Note 10.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Major Maintenance Costs - FPL utilizes the accrue-in-advance method for recognizing costs associated with planned major maintenance, in accordance with regulatory treatment, and records the related accrual as a regulatory liability.  FPL Energy utilizes the deferral method to account for certain planned major maintenance costs.

FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage.  Any difference between the estimated and actual costs is included in O&M expenses when known.  The accrued liability for nuclear maintenance costs at December 31, 2007 and 2006 totaled approximately $39 million and $47 million, respectively, and is included in regulatory liabilities - other.  For the years ended December 31, 2007, 2006 and 2005, FPL recognized approximately $77 million, $72 million and $89 million, respectively, in nuclear maintenance costs which are included in O&M expenses in FPL Group's and FPL's consolidated statements of income.

FPL Energy's major maintenance costs for its combustion turbines are capitalized and amortized on a unit of production method over the period from the end of the last outage to the beginning of the next planned outage.  FPL Energy's major maintenance costs for its nuclear generating units are capitalized and amortized on a straight-line basis over the period from the end of the last outage to the beginning of the next planned outage.  FPL Energy's deferred major maintenance costs net of accumulated depreciation totaled approximately $47 million and $51 million at December 31, 2007 and 2006, respectively, and are included in other assets.  For the years ended December 31, 2007, 2006 and 2005, FPL Energy recognized approximately $43 million, $49 million and $38 million in major maintenance costs which are included in O&M expenses in FPL Group's consolidated statements of income.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash - At December 31, 2007 and 2006, FPL Group had approximately $146 million ($58 million for FPL) and $67 million (none for FPL), respectively, of restricted cash included in other current assets on FPL Group's and FPL's consolidated balance sheets, essentially all of which is restricted for margin cash collateral, escrow and debt service payments.  Where offsetting positions exist, restricted cash related to margin cash collateral is netted against derivative instruments.  See Note 4.

Allowance for Doubtful Accounts - FPL maintains an accumulated provision for uncollectible customer accounts receivable that is determined by multiplying the previous five months of revenues by the prior year's bad debt percentage, which represents the relationship of last year's revenues to the actual write-offs.  Additional amounts are included in the provision to address specific items that are not considered in the calculation described above.  FPL Energy regularly reviews collectibility of its receivables and establishes a provision for losses estimated as a percentage of revenue based on the historical bad debt write-off trends for its retail energy business and, when necessary, using the specific identification method for all other receivables.

Inventory - FPL values materials, supplies and fossil fuel inventory using a weighted-average cost method.  FPL Energy's materials, supplies and fossil fuel inventories are carried at the lower of weighted-average cost or market, unless evidence indicates that the weighted-average cost (even if in excess of market) will be recovered with a normal profit upon sale in the ordinary course of business.

Energy Trading - FPL Group provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in energy trading activities to optimize the value of electricity and fuel contracts and generating facilities, as well as to take advantage of expected favorable commodity price movements.  Trading contracts that meet the definition of a derivative are accounted for at market value and realized gains and losses from all trading contracts, including those where physical delivery is required, are recorded net for all periods presented.  See Note 4.

Fair Value Measurements - In September 2006, the FASB issued FAS 157, "Fair Value Measurements," which clarifies how to measure fair value and requires expanded fair value measurement disclosures.  The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, intended to disclose information about the relative reliability of fair value measurements with the highest priority being quoted prices in active markets for identical assets or liabilities.  FAS 157 is effective January 1, 2008 for financial assets and liabilities, and for any other fair value measurements made on a recurring basis.  For all other fair value measurements, FAS 157 will be effective January 1, 2009.  While the implementation of the first phase of FAS 157 is not complete, the impact of adopting the standard is not expected to be material to FPL Group and FPL.  FPL Group and FPL are continuing to evaluate the impact of FAS 157 as it applies to non-financial assets and liabilities that are not remeasured at fair value on a recurring basis.

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits, but does not require, entities to account for financial assets and liabilities at fair value, effective January 1, 2008.  The standard does not extend to non-financial assets and liabilities.  The impact of adopting FAS 159 for existing financial assets and liabilities was not material to FPL Group and FPL.  FPL Group and FPL may elect to account for new financial assets and liabilities at fair value in the future.

Securitization - FPL maintains a funded storm and property insurance reserve.  FPL was affected by four hurricanes in 2005 and three hurricanes in 2004 which caused major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in the storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, FPL formed a wholly-owned bankruptcy remote special purpose subsidiary for the purpose of issuing storm-recovery bonds, pursuant to the securitization provisions of the Florida Statutes and an FPSC financing order.  In May 2007, the FPL subsidiary issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds) primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  The storm-recovery bonds were issued in four tranches with interest rates ranging from 5.0440% to 5.2555% and final maturity dates ranging from 2013 to 2021.  Although principal on the storm-recovery bonds is due on the final maturity date (the date by which the principal must be repaid to prevent a default) for each tranche, it is expected to be paid semiannually and sequentially beginning February 1, 2008, when the first semiannual interest payment becomes due.

In connection with this financing, net proceeds, after debt issuance costs, to the FPL subsidiary (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the FPL subsidiary that issued the bonds.  The storm-recovery bonds are payable only from and secured by the storm-recovery property.  FPL, as the servicer, collects storm-recovery charges on behalf of the subsidiary through a surcharge to retail customers and remits them to the trustee under the indenture pursuant to which the storm-recovery bonds were issued for payment of fees and expenses and payment of principal and interest on the storm-recovery bonds.  The revenues from the storm-recovery bonds surcharge and a 2004 storm damage surcharge through which FPL had been recovering underrecovered 2004 storm restoration costs prior to the issuance of these storm-recovery bonds are included in operating revenues on FPL Group's and FPL's consolidated statements of income.  For the years ended December 31, 2007, 2006 and 2005, both the amount billed to retail customers related to the 2004 storm damage surcharge and the storm-recovery bonds surcharge amounted to approximately $94 million, $151 million and $155 million, respectively.  The FPL subsidiary is consolidated for financial reporting purposes; however, the storm-recovery bonds do not constitute a debt, liability or other legal obligation of, or interest in, FPL or any of its affiliates other than the FPL subsidiary that issued the storm-recovery bonds.  The assets of the FPL subsidiary that issued the storm-recovery bonds, including the storm-recovery property, are not available to pay creditors of FPL or any of its affiliates other than the subsidiary that issued the storm-recovery bonds.

In connection with this financing, the net proceeds to FPL from the sale of the storm-recovery property were used primarily to reimburse FPL for its estimated net of tax storm reserve deficiency as of May 31, 2007 (approximately $517 million) and provide for a storm and property insurance reserve fund of approximately $127 million net of tax.  Securities held in the storm and property insurance reserve fund are carried at market value with market adjustments resulting in a corresponding adjustment to the storm and property insurance reserve.  Fund earnings, net of taxes, are reinvested in the fund.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.  The storm and property insurance reserve fund is included in special use funds on FPL Group's and FPL's consolidated balance sheets and was approximately $129 million at December 31, 2007.  Upon the issuance of the storm-recovery bonds, the storm reserve deficiency was reclassified to securitized storm-recovery costs on FPL Group's and FPL's consolidated balance sheets.  As storm-recovery charges are billed to customers, the securitized storm-recovery costs are amortized, the amount of which is included in storm cost amortization on FPL Group's and FPL's consolidated statements of income.

The storm and property insurance reserve of approximately $200 million that was reestablished in the FPSC financing order is not reflected in FPL Group's and FPL's consolidated balance sheets as of December 31, 2007 because the associated regulatory asset does not meet the specific recognition criteria under FAS 71.  As a result, the storm and property insurance reserve will be recognized as a regulatory liability as the storm-recovery charges are billed to customers and charged to storm cost amortization on FPL Group's and FPL's consolidated statements of income.  Although FPL Group's and FPL's consolidated balance sheets as of December 31, 2007 reflect a storm and property insurance reserve of approximately $16 million (included in regulatory liabilities - other on FPL Group's and FPL's consolidated balance sheets), FPL has the capacity to absorb up to approximately $213 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.

In 2006, the FPSC applied a different standard for recovery of 2005 storm costs than was used for the 2004 storm costs.  Accordingly, the FPSC made certain adjustments and disallowances to amounts sought to be recovered by FPL.  In addition, the FPSC allowed FPL to recover interest on 2005 storm restoration costs.  These adjustments and disallowances reduced FPL Group's and FPL's net income for the year ended December 31, 2006 by approximately $27 million.

Impairment of Long-Lived Assets - FPL Group evaluates on an ongoing basis the recoverability of its assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  See Note 5.

Goodwill and Other Intangible Assets - FPL Group's goodwill and other intangible assets are as follows:
	Weighted Average Useful Lives (Years)	December 31,

		2007	2006

		(millions)
Goodwill:
Merchant reporting unit		$72	$72
Wind reporting unit		17	17

Total goodwill		$89	$89

Other intangible assets:
Purchase power agreements	18	$68	$59
Customer lists	8	28	29
Other, primarily transmission and land rights, permits and licenses	28	87	58

Total		183	146
Less accumulated amortization		51	39

Total other intangible assets - net		$132	$107

FPL Energy has recorded goodwill in its merchant reporting unit related to the acquisition of Gexa Corp. in 2005 and in its wind reporting unit related to the acquisition of a wind modeling and analysis business in 2006.  The acquisitions were accounted for using the purchase method of accounting.  FPL Energy's other intangible assets are amortized, primarily on a straight-line basis, over their estimated useful lives.  For the years ended December 31, 2007, 2006 and 2005, amortization expense was approximately $12 million, $12 million and $8 million, respectively, and is expected to be approximately $12 million, $11 million, $11 million, $11 million and $11 million for 2008, 2009, 2010, 2011 and 2012, respectively.

FPL Energy's goodwill and other intangible assets are included in other assets on FPL Group's consolidated balance sheets.  In accordance with FAS 142, "Goodwill and Other Intangible Assets," goodwill is assessed for impairment at least annually by applying a fair value-based test.  Other intangible assets are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted future cash flows in accordance with FAS 144.

Stock-Based Compensation - On January 1, 2006, FPL Group adopted FAS 123(R), "Share-Based Payment."  The statement requires costs related to share-based payment transactions to be recognized in the financial statements based on grant-date fair value.  Because FPL Group adopted the fair value recognition provisions of FAS 123, "Accounting for Stock-Based Compensation," on January 1, 2004, the adoption of FAS 123(R) did not have a significant effect on FPL Group's financial statements.  See Note 12 - Stock-Based Compensation.

Retirement of Long-Term Debt - Gains and losses that result from differences in FPL's reacquisition cost and the book value of long-term debt which is retired are deferred and amortized to interest expense ratably over the remaining life of the original issue, which is consistent with its treatment in the ratemaking process.  FPL Group Capital Inc (FPL Group Capital) recognizes as expense any such excess at time of retirement.

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities.  In connection with the tax sharing agreement between FPL Group and its subsidiaries, the income tax provision at each subsidiary reflects the use of the "separate return method," except that tax benefits that could not be utilized on a separate return basis, but are utilized on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or detriments are recorded at the corporate level.  Included in other regulatory assets on FPL Group's and FPL's consolidated balance sheets is the revenue equivalent of the difference in accumulated deferred income taxes computed under FAS 109, "Accounting for Income Taxes," as compared to regulatory accounting rules.  This amount totaled $61 million and $26 million at December 31, 2007 and 2006, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.  Investment tax credits (ITCs) for FPL are deferred and amortized to income over the approximate lives of the related property in accordance with the regulatory treatment.  At December 31, 2007 and 2006, deferred ITCs were approximately $31 million and $46 million, respectively, and are included in other regulatory liabilities on FPL Group's and FPL's consolidated balance sheets.  FPL Energy recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service.  Production tax credits (PTCs) are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes.  PTCs generated by certain wind operations of FPL Energy are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.  All tax positions taken by FPL Group in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not threshold established under FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  See Note 6.

Guarantees - FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002 be recorded on the balance sheet.  See Note 16 - Commitments.

Variable Interest Entities (VIEs) - FIN 46(R) requires FPL Group and FPL to assess the variable interests they hold and determine if those entities are VIEs.  See Note 9.

2.  Point Beach Nuclear Power Plant

In September 2007, FPL Energy acquired Point Beach, a two-unit, 1,023 mw nuclear facility located in Wisconsin.  The acquisition of Point Beach supports FPL Energy's business strategy to build its portfolio in part through asset acquisitions and provides additional diversity to FPL Group's generating fleet.  The transaction was financed using general funds of FPL Group Capital.  Since September 2007, Point Beach's results have been included in FPL Group's consolidated financial statements.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (millions).  The purchase price allocations are preliminary and subject to revision.
Property, plant and equipment	$961
Nuclear fuel	137
Current assets	48
Special use funds	390
Other noncurrent assets	42

Total assets acquired	1,578

Current liabilities	10
Asset retirement obligation	225
Other noncurrent liabilities	410

Total liabilities assumed	645

Net assets acquired	$933

3.  Employee Retirement Benefits

Employee Benefit Plans and Other Postretirement Plan - FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries, including Duane Arnold since January 2006 and Point Beach since September 2007.  FPL Group allocates net periodic pension benefit income to its subsidiaries based on the pensionable earnings of the subsidiaries' employees.  FPL Group also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  FPL Group allocates net periodic SERP benefit costs to its subsidiaries based upon actuarial calculations by participant.  The impact of this SERP component is included within pension benefits in the following tables, and was not material to FPL Group's financial statements for the years ended December 31, 2007, 2006 and 2005.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.  FPL Group allocates other benefits net periodic benefit costs to its subsidiaries based upon the number of eligible employees at each subsidiary.

Implementation of FAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" - FPL Group adopted the recognition and disclosure provisions of FAS 158 effective December 31, 2006.  The measurement date provisions of FAS 158 require that FPL Group measure plan assets and liabilities as of its year end no later than December 31, 2008 with any resulting adjustments to plan assets, benefit obligations, and accumulated other comprehensive income recorded to retained earnings.  Since FPL Group is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, the results of implementing all provisions of FAS 158 are reflected at FPL Group and not allocated to the subsidiaries.  The portion of previously unrecognized actuarial gains and losses, prior service costs or credits and transition assets or obligations related to the recognition provision of FAS 158 that were estimated to be allocable to FPL as net periodic benefit (income) cost in future periods and that otherwise would have been recorded in accumulated other comprehensive income were classified as regulatory assets and liabilities at FPL Group in accordance with regulatory treatment.  In addition, adjustments to accumulated other comprehensive income as a result of implementing the measurement date provisions of FAS 158 that are estimated to be allocable to FPL will be recorded as an adjustment to the previously established regulatory assets and liabilities.

FPL Group currently uses a measurement date of September 30 for its pension and other benefits plans.  In lieu of remeasuring plan assets and obligations as of January 1, 2008, FPL Group has elected to calculate the net periodic benefit (income) cost for the fifteen-month period from September 30, 2007 to December 31, 2008 using the September 30, 2007 measurement date.  Upon adoption of the measurement date provisions, FPL Group will record an adjustment to increase 2008 beginning retained earnings by approximately $13 million representing three-fifteenths of net periodic benefit (income) cost for the fifteen-month period from September 30, 2007 to December 31, 2008. Included in the adjustment to retained earnings is approximately $1 million related to the reduction in accumulated other comprehensive income and approximately $3 million related to the reduction in net regulatory liabilities.

Plan Assets, Benefit Obligations and Funded Status - The following table summarizes the changes in assets and benefit obligations of the plans and a reconciliation of the plans' funded status to the amounts on the consolidated balance sheets:
	Pension Benefits		Other Benefits

	2007	2006	2007	2006

	(millions)

Change in plan assets:
Fair value of plan assets at October 1 of prior year	$3,243	$3,120	$48	$49
Actual return on plan assets	445	250	6	1
Employer contributions (a)	-	1	27	30
Transfers for retiree medical expenses (b)	(26)	(24)	-	-
Acquisitions	33	13	-	-
Participant contributions	-	-	5	5
Benefit payments (a)	(118)	(117)	(37)	(37)

Fair value of plan assets at September 30	$3,577	$3,243	$49	$48

Change in benefit obligation:
Obligation at October 1 of prior year	$1,621	$1,599	$425	$435
Service cost	50	51	5	6
Interest cost	94	87	24	23
Participant contributions	-	-	5	4
Plan amendments (c)	(1)	(1)	-	-
Acquisitions	42	38	5	6
Actuarial gains - net	(36)	(36)	(21)	(12)
Benefit payments	(118)	(117)	(37)	(37)

Obligation at September 30 (d)	$1,652	$1,621	$406	$425

Funded status at September 30	$1,925	$1,622	$(357)	$(377)
Other	(28)	(26)	8	6

Prepaid (accrued) benefit cost at FPL Group at December 31	$1,897	$1,596	$(349)	$(371)

Prepaid (accrued) benefit cost at FPL at December 31	$901	$851	$(286)	$(286)

_____________________
(a)

Employer contributions and benefits paid include only those amounts contributed directly to, or paid directly from, plan assts.  FPL's portion of contributions related to other benefits was $25 million and $27 million for the 2007 and 2006 plan years presented, respectively.

(b)

Represents amounts that were transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by FPL Group pursuant to the provisions of the Internal Revenue Code (IRC).

(c)	Primarily relates to union negotiated credits, IRC transfers and various SERP amendments.
(d)

FPL Group's accumulated benefit obligation, which includes no assumption about future compensation levels, for its pension plans at September 30, 2007 and 2006 was $1,601 million and $1,573 million, respectively.

FPL Group's and FPL's prepaid (accrued) benefit cost shown above are included in the consolidated balance sheets as follows:
	FPL Group				FPL

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits

	2007	2006	2007	2006	2007	2006	2007	2006

	(millions)

Prepaid benefit costs	$1,911	$1,608	$-	$-	$907	$857	$-	$-
Accrued benefit cost included
in other current liabilities	(1)	(1)	(30)	(29)	(1)	-	(25)	-
Accrued benefit cost included
in other liabilities	(13)	(11)	(319)	(342)	(5)	(6)	(261)	(286)

Prepaid (accrued) benefit cost
at December 31	$1,897	$1,596	$(349)	$(371)	$901	$851	$(286)	$(286)

FPL Group's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid (accrued) benefit cost are as follows:
	Pension Benefits			Other Benefits

	2007		2006	2007	2006

	(millions)
Components of accumulated other comprehensive income:
Unrecognized prior service benefit
(net of $1 tax expense in 2006)	$1		$1	$-	$-
Unrecognized transition obligation
(net of $1 and $1 tax benefit, respectively)	-		-	(2)	(2)
Unrecognized gain (loss)
(net of $90 and $63 tax expense
and $2 and $4 tax benefit, respectively)	142		100	2	(1)

Total	$143	(a)	$101	$-	$(3)

_____________________
(a)	Approximately $8 million of gains and $1 million of prior service benefits will be reclassified into earnings within the next 12 months.

FPL Group's unrecognized amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid (accrued) benefit cost are as follows:
	Regulatory Liabilities (Pension)			Regulatory Assets (SERP and Other)

	2007		2006	2007		2006

	(millions)

Unrecognized prior service (benefit) cost	$(7)		$(10)	$2		$2
Unrecognized transition obligation	-		-	14		17
Unrecognized (gain) loss	(714)		(538)	10		27

Total	$(721	) (a)	$(548)	$26	(b)	$46

_____________________
(a)	Approximately $3 million of prior service benefits and $21 million of gains will be reclassified into earnings within the next 12 months.
(b)	Approximately $3 million of transition obligations will be reclassified into earnings within the next 12 months.

The following table provides the weighted-average assumptions used to determine benefit obligations for the plans.  These rates are used in determining net periodic benefit cost in the following year.
	Pension Benefits		Other Benefits

	2007	2006	2007	2006

Discount rate	6.25%	5.85%	6.35%	5.90%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

A 7.5% annual rate of increase in the per capita cost of covered medical benefits and a 9.5% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed for 2008.  The rates are assumed to decrease gradually to 5.5% by 2012 and 2016 for medical and prescription drug benefits, respectively, and remain at that level thereafter.  Assumed health care cost trend rates have an effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have a corresponding effect on the other benefits accumulated obligation of approximately $6 million and $5 million, respectively, at September 30, 2007.

FPL Group's current investment policy for the pension plan recognizes the benefit of protecting the plan's funded status, thereby avoiding the necessity of future employer contributions.  Its broad objectives are to achieve a high rate of total return with a prudent level of risk taking while maintaining sufficient liquidity and diversification to avoid large losses and preserve capital.

FPL Group's pension plan fund has a strategic asset allocation that currently targets a mix of 45% equity investments, 45% fixed income investments and 10% convertible bonds.  The fund's investment strategy emphasizes traditional investments, broadly diversified across the global equity and fixed income markets, utilizing a combination of different investment styles and vehicles.  The pension fund's equity investments include direct equity holdings and assets classified as equity commingled vehicles.  Similarly, its fixed income investments include direct debt security holdings and assets classified as debt security commingled vehicles.  These equity and debt security commingled vehicles include common and collective trusts, pooled separate accounts, registered investment companies or other forms of pooled investment arrangements.

With regard to its other benefits plans, FPL Group's policy is to fund claims as incurred during the year through FPL Group contributions, participant contributions and plan assets.  The other benefits plans' assets are invested with a focus on assuring the availability of funds to pay benefits while maintaining sufficient diversification to avoid large losses and preserve capital.  The other benefits plans' fund has a strategic asset allocation that currently targets a mix of 60% equity investments and 40% fixed income investments.  The fund's investment strategy emphasizes traditional investments, diversified across the global equity and fixed income markets.  The fund's equity investments are comprised of assets classified as equity commingled vehicles.  Similarly, its fixed income investments are comprised of assets classified as debt security commingled vehicles.  These equity and debt commingled vehicles include common and collective trusts, pooled separate accounts, registered investment companies or other forms of pooled investment arrangements.

At September 30, the asset allocation for FPL Group's pension and other benefits funds were as follows:
	Pension Fund		Other Benefits Fund

	2007	2006	2007	2006

Asset Category

Equity	11%	12%	-%	-%
Equity commingled vehicles	34	35	62	66
Debt securities	27	26	-	-
Debt security commingled vehicles	18	19	38	34
Convertible bonds	10	8	-	-

Total	100%	100%	100%	100%

Expected Cash Flows - In December 2007, $28 million was transferred from the qualified pension plan as reimbursement for eligible retiree medical expenses paid by FPL Group during the year pursuant to the provisions of the IRC.  FPL Group anticipates paying approximately $30 million for eligible retiree medical expenses on behalf of the other benefits plan during 2008 with substantially all amounts being reimbursed through a transfer of assets from the qualified pension plan.

The following table provides information about benefit payments expected to be paid by the plans, net of government drug subsidy, for each of the following calendar years:
	Pension Benefits	Other Benefits

	(millions)

2008	$138	$35
2009	$136	$36
2010	$144	$36
2011	$148	$36
2012	$154	$35
2013-2017	$798	$154

Net Periodic Cost - The following table provides the components of net periodic benefit (income) cost for the plans:
	Pension Benefits			Other Benefits

	2007	2006	2005	2007	2006	2005

	(millions)

Service cost	$50	$51	$52	$5	$6	$8
Interest cost	94	86	87	24	23	25
Expected return on plan assets	(221)	(213)	(211)	(3)	(3)	(3)
Amortization of transition obligation	-	-	-	4	4	3
Amortization of prior service benefit	(4)	(5)	(5)	-	-	-
Amortization of (gains) losses	(18)	(16)	(15)	-	-	4
Other	-	-	3	-	2	-

Net periodic benefit (income) cost at FPL Group	$(99)	$(97)	$(89)	$30	$32	$37

Net periodic benefit (income) cost at FPL	$(76)	$(80)	$(71)	$25	$28	$32

Other Comprehensive Income - The following table provides the components of net periodic benefit (income) cost recognized in other comprehensive income for the plans:
	Pension Benefits		Other Benefits

	2007	2006	2007	2006

	(millions)
Prior service benefit
(net of $1 tax expense for 2006)	$-	$1	$-	$-
Transition obligation
(net of $1 tax benefit for 2006)	-	-	-	(2)
Net gains (losses)
(net of $28 and $63 tax expense
and $2 tax expense and $4 tax benefit, respectively)	45	100	3	(1)
Amortization of prior service benefit	(1)	-	-	-
Amortization of net gains
(net of $2 tax benefit for 2007)	(2)	-	-	-

Total	$42	$101	$3	$(3)

Regulatory Assets (Liabilities) - The following table provides the components of net periodic benefit (income) cost recognized during the year in regulatory assets (liabilities) for the plans:
	Regulatory Liabilities (Pension)		Regulatory Assets (SERP and Other)

	2007	2006	2007	2006

	(millions)

Prior service (benefit) cost	$-	$(10)	$-	$2
Transition obligation	-	-	-	17
Unrecognized (gains) losses	(190)	(538)	(17)	27
Amortization of prior service benefit	3	-	-	-
Amortization of gains	14	-	-	-
Amortization of transition obligation	-	-	(3)	-

Total	$(173)	$(548)	$(20)	$46

The following table provides the weighted-average assumptions used to determine net periodic benefit (income) cost for the plans:
	Pension Benefits			Other Benefits

	2007	2006	2005	2007	2006	2005

Discount rate	5.85%	5.50%	5.50%	5.90%	5.50%	5.50%
Salary increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term rate of return (a)	7.75%	7.75%	7.75%	8.00%	7.75%	7.75%

_____________________
(a)

In developing the expected long-term rate of return on assets assumption for its plans, FPL Group evaluated input from its actuaries as well as information available in the marketplace.  FPL Group considered the 10-year and 20-year historical median returns for a portfolio with an equity/bond asset mix similar to its funds.  FPL Group also considered its funds' historical compounded returns.  No specific adjustments were made to reflect expectations of future returns.

Assumed health care cost trend rates have an effect on the amounts reported for postretirement plans providing health care benefits.  An increase or decrease of one percentage point in assumed health care cost trend rates would have affected the total service and interest cost recognized at September 30, 2007 by less than $1 million.

Employee Contribution Plans - FPL Group offers employee retirement savings plans which allow eligible participants to contribute a percentage of qualified compensation through payroll deductions.  FPL Group makes matching contributions to participants' accounts.  Defined contribution expense pursuant to these plans was approximately $35 million, $32 million and $27 million for FPL Group ($27 million, $26 million and $25 million for FPL) for the years ended December 31, 2007, 2006 and 2005, respectively.  See Note 12 - Employee Stock Ownership Plan.

4.  Derivative Instruments

Derivative instruments, when required to be marked to market under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are recorded on FPL Group's and FPL's consolidated balance sheets as either an asset or liability measured at fair value.

FPL Group and FPL adopted FSP FIN 39-1, "Amendment of FASB Interpretation No. 39," effective December 31, 2007, which amended certain provisions of FIN 39, "Offsetting of Amounts Related to Certain Contracts," and required the offsetting of amounts recognized for the right to reclaim and obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement when such offsetting derivative positions are presented on a net basis.  FSP FIN 39-1 required retrospective application for all prior periods presented and, accordingly, FPL Group and FPL's consolidated balance sheet line items decreased by the following amounts:
	December 31, 2006

	FPL Group	FPL

	(millions)

Other current assets	$151	$103
Current derivative assets	$18	$-
Other current liabilities	$18	$-
Current derivative liabilities	$149	$103
Other liabilities	$2	$-

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the consolidated balance sheets as follows:
	FPL Group		FPL

	December 31,		December 31,

	2007	2006	2007		2006

	(millions)

Current derivative assets (a)	$182	$358	$83		$4
Noncurrent other assets	99	78	-		-
Current derivative liabilities (b)	(289)	(995)	(182)		(677)
Noncurrent derivative liabilities (c)	(351)	(105)	(5	) (d)	(1	) (d)

Total mark-to-market derivative instrument
assets (liabilities)	$(359)	$(664)	$(104)		$(674)

_____________________
(a)	At December 31, 2007 and 2006, FPL Group balances reflect the netting of $4 million and $18 million (none at FPL), respectively, in obligations to return margin cash collateral.
(b)	At December 31, 2007 and 2006, FPL Group balances reflect the netting of $43 million and $149 million ($16 million and $103 million at FPL), respectively, in rights to reclaim margin cash collateral.
(c)	At December 31, 2007 and 2006, FPL Group balances reflect the netting of $1 million and $2 million (none at FPL), respectively, in rights to reclaim margin cash collateral.
(d)	Included in other liabilities on FPL's consolidated balance sheets.

FPL Group and FPL use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate risk associated with long-term debt.  In addition, FPL Group, through FPL Energy, uses derivatives to optimize the value of power generation assets.  FPL Energy provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled, and upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's consolidated statements of income unless hedge accounting is applied.  While most of FPL Energy's derivative transactions are entered into for the purpose of managing commodity price risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable.  FPL Group believes that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed to have not occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life.

At December 31, 2007, FPL Group had cash flow hedges with expiration dates through December 2012 for energy contract derivative instruments, and interest rate cash flow hedges with expiration dates through January 2022.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of OCI and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period and amounted to $3 million, $31 million and ($33) million for the years ended December 31, 2007, 2006 and 2005, respectively.  Settlement gains and losses are included within the line items in the statements of income to which they relate.

Unrealized mark-to-market gains (losses) on derivative transactions reflected in the consolidated statements of income for both consolidated subsidiaries and equity method investees are as follows:
	Years Ended December 31,

	2007	2006	2005

	(millions)

Consolidated subsidiaries	$(134)	$173	$(191)
Equity method investees	$1	$(24)	$1

5.  Restructuring and Impairment Charges

FPL Energy - During the fourth quarter of 2006, FPL Energy recorded an impairment charge of approximately $8 million ($4 million after-tax), related to a coal plant in California, the fair value of which was determined based on a discounted cash flow analysis.  The impairment charge is related to unfavorable market pricing and accelerated equipment deterioration due to a design flaw in the steam boiler and fluctuations in output requirements.

During 2005, FPL Energy recorded a net gain of approximately $13 million ($8 million after-tax) related to the termination of a gas supply contract at one of its investments in joint ventures.  The gain is included in equity in earnings of equity method investees in FPL Group's consolidated statements of income.  This agreement was terminated in connection with an amended power purchase agreement that allows the investee to source power from the wholesale market.

Corporate and Other - In 2007, as a result of an impending migration to a more efficient form of networking technology for FPL, FPL FiberNet, LLC (FPL FiberNet) performed an impairment analysis of existing assets used to provide long-haul services to FPL.  Due to the reduction in revenue associated with the significant change in the expected useful life of these assets, FPL FiberNet recorded an impairment charge of approximately $4 million ($2 million after-tax).

In 2006, as a result of significant changes in the business climate, FPL FiberNet performed an impairment analysis and concluded that an impairment charge related to its metropolitan (metro) market assets, primarily property, plant and equipment and inventory, was necessary.  The business climate changes included customer consolidations, migration to a more efficient form of networking technology and lack of future benefits to be achieved through competitive pricing, all of which had a negative impact on the value of FPL FiberNet's metro market assets.  While the metro market business was expected to continue to generate positive cash flows, management's expectation of the rate of future growth in cash flows was reduced as a result of these business climate changes.  Accordingly, FPL FiberNet recorded an impairment charge of approximately $98 million ($60 million after-tax) based on a discounted cash flow analysis.

6.  Income Taxes

The components of income taxes are as follows:
	FPL Group				FPL

	Years Ended December 31,				Years Ended December 31,

	2007		2006	2005	2007	2006	2005

Federal:	(millions)
Current	$(35	) (a)	$4	$26	$98	$360	$(80)
Deferred	356		376	234	302	12	445
Amortization of ITCs - FPL	(15)		(16)	(19)	(15)	(16)	(19)

Total federal	306		364	241	385	356	346

State:
Current	16	(a)	15	(67)	22	53	(24)
Deferred	46		18	108	44	15	86

Total state	62		33	41	66	68	62

Total income taxes	$368		$397	$282	$451	$424	$408

_____________________
(a)	Includes FIN 48 income taxes.

A reconciliation between the effective income tax rates and the applicable statutory rates is as follows:
	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2007	2006	2005	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	2.4	1.3	2.3	3.4	3.6	3.5
Allowance for other funds used during construction	(0.6)	(0.5)	(1.0)	(0.8)	(0.7)	(1.0)
Amortization of ITCs - FPL	(0.9)	(0.9)	(1.6)	(1.2)	(1.3)	(1.7)
PTCs and ITCs - FPL Energy	(13.7)	(9.9)	(10.5)	-	-	-
Manufacturers' deduction	-	(0.6)	-	(0.1)	(1.0)	-
Amortization of deferred regulatory credit - income taxes	(0.2)	(0.3)	(0.6)	(0.3)	(0.4)	(0.6)
Other - net	(0.1)	(0.4)	0.3	(0.9)	(0.6)	0.1

Effective income tax rate	21.9%	23.7%	23.9%	35.1%	34.6%	35.3%

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:
	FPL Group			FPL

	December 31,			December 31,

	2007		2006	2007	2006

Deferred tax liabilities:	(millions)
Property-related	$4,833		$4,663	$3,295	$3,293
Investment-related	156		164	-	-
Pension	737		617	350	330
Deferred fuel costs	77		56	77	56
Storm reserve deficiency	321		311	321	311
Other	344		413	162	138

Total deferred tax liabilities	6,468		6,224	4,205	4,128

Deferred tax assets and valuation allowance:
Decommissioning reserves	289		277	289	277
Regulatory liability - pension	278		211	-	-
Postretirement benefits	151		172	132	125
Net operating loss carryforwards	68		80	-	-
Tax credit carryforwards	509	(a)	541	-	-
ARO and asset removal cost	837		815	752	725
Other	650		732	353	429
Valuation allowance (b)	(48)		(36)	-	-

Net deferred tax assets	2,734		2,792	1,526	1,556

Net accumulated deferred income taxes	$3,734		$3,432	$2,679	$2,572

_____________________
(a)	Amount is presented net of $149 million of tax carryforwards that are available to offset the FPL Group FIN 48 liability.
(b)	Amount relates to the deferral of state tax credits and state operating loss carryforwards.

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:
	FPL Group		FPL

	December 31,		December 31,

	2007	2006	2007	2006

	(millions)
Other current assets	$87	$1	$37	$-
Other current liabilities	-	1	-	11
Accumulated deferred income taxes	3,821	3,432	2,716	2,561

Net accumulated deferred income taxes	$3,734	$3,432	$2,679	$2,572

The components of FPL Group's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2007 are as follows:
	Amount		Expiration Dates

	(millions)

Net operating loss carryforwards - state	$68		2020-2027

Tax credit carryforwards:
Federal	$460	(a)	2024-2027
State	49		2009-2014

Net tax credit carryforwards	$509

_____________________
(a)	Amount is presented net of $149 million of tax carryforwards that are available to offset the FIN 48 liability.

On January 1, 2007, FPL Group and FPL adopted FIN 48.  The interpretation prescribes a more-likely-than-not recognition threshold and establishes new measurement requirements for financial statement reporting of an entity's income tax positions.  The adoption of FIN 48 on January 1, 2007 did not have a significant cumulative effect on FPL Group's and FPL's beginning retained earnings or other components of common shareholders' equity.  Upon adoption, FPL Group recognized, primarily by reclassification from accumulated deferred income taxes, approximately $316 million ($274 million for FPL) of liabilities for unrecognized tax benefits which are included in the consolidated balance sheets as other liabilities.  As of December 31, 2007, approximately $249 million of tax carryforwards and deposits that are available to offset tax adjustments have been netted against the FPL Group FIN 48 liability.  Prior to the netting against unrecognized tax benefits, these tax carryforwards and deposits were reported as a component of accumulated deferred income taxes and other assets. The majority of the liabilities for unrecognized tax benefits represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A disallowance of the shorter deductibility period for these tax positions would not affect the annual effective income tax rate.  Included in the liabilities for unrecognized tax benefits at December 31, 2007 is approximately $9 million at FPL Group ($7 million at FPL) that, if disallowed, could impact the annual effective income tax rate.

FPL Group recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest charges, respectively, net of the amount deferred at FPL.  At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment.  At December 31, 2007, FPL Group accrued approximately $91 million for net interest receivable ($28 million for FPL).  For the year ended December 31, 2007, FPL Group recorded $24 million of interest, $13 million of which was recognized as interest income in FPL Group's consolidated statement of income and $11 million in regulatory liabilities on FPL Group's and FPL's consolidated balance sheets.

A reconciliation of unrecognized tax benefits is as follows:
	FPL Group	FPL

	(millions)

Balance at January 1, 2007	$316	$274
Additions based on tax positions related to the current year	71	71
Additions for tax positions of prior years	13	13
Reductions for tax positions of prior years	(80)	(77)

Balance before tax carryforwards and deposits	320	281
Tax carryforwards and deposits	(249)	-

Balance at December 31, 2007	$71	$281

FPL Group and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant of which is Florida.  FPL Group and FPL are no longer subject to U.S. federal, state and local examinations by taxing authorities for years before 1988.  FPL Group is disputing certain adjustments proposed by the Internal Revenue Service (IRS) to its U.S. income tax returns for 1988 through 2002.  These IRS proposed adjustments primarily relate to FPL Group's and FPL's method for capitalizing indirect service costs and certain deductions for repairs.  Additionally, income tax returns for 2003 through 2006 are still subject to examination.  As such, the amount of unrecognized tax benefits and related interest accruals may change within the next twelve months.  FPL Group and FPL do not expect these changes to have a significant impact on FPL Group's or FPL's financial statements.

7.  Comprehensive Income

The following table provides the components of FPL Group's comprehensive income and accumulated other comprehensive income (loss):
		Accumulated Other Comprehensive Income (Loss)

	Net Income	Net Unrealized Gains (Losses) On Cash Flow Hedges		Pension and Other Benefits		Other	Total	Comprehensive Income

	(millions)
Balances, December 31, 2004		$(67)		$-		$21	$(46)
Net income of FPL Group	$901							$901
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses
(net of $143 tax benefit)		(209)		-		-	(209)	(209)
Reclassification from OCI to net income
(net of $37 tax expense)		55		-		-	55	55
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains
(net of $3 tax expense)		4		-		-	4	4
Reclassification from OCI to net income
(net of $1 tax expense)		2		-		-	2	2
Net unrealized losses on available for sale securities
(net of $0.4 tax benefit)		-		-		(1)	(1)	(1)
SERP liability adjustment
(net of $2 tax expense)		-		-		2	2	2

Balances, December 31, 2005		(215)		-		22	(193)	$754

Net income of FPL Group	$1,281							$1,281
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains
(net of $106 tax expense)		155		-		-	155	155
Reclassification from OCI to net income
(net of $23 tax expense)		34		-		-	34	34
Net unrealized gains (losses) on interest rate cash flow hedges:
Reclassification from OCI to net income
(net of $0.6 tax expense)		1		-		-	1	1
Net unrealized gains on available for sale securities
(net of $12 tax expense)		-		-		19	19	19
SERP liability adjustment
(net of $1 tax expense)		-		-		1	1	1
Defined benefit pension and other benefit plans
(net of $59 tax expense)		-		98		-	98	-

Balances, December 31, 2006		(25)		98		42	115	$1,491

Net income of FPL Group	$1,312							$1,312
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses
(net of $37 tax benefit)		(55)		-		-	(55)	(55)
Reclassification from OCI to net income
(net of $16 tax expense)		23		-		-	23	23
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses
(net of $13 tax benefit)		(19)		-		-	(19)	(19)
Reclassification from OCI to net income
(net of $2 tax benefit)		(5)		-		-	(5)	(5)
Net unrealized gains on available for sale securities
(net of $8 tax expense)		-		-		12	12	12
Defined benefit pension and other benefit plans
(net of $28 tax expense)		-		45		-	45	45

Balances, December 31, 2007		$(81	) (a)	$143	(b)	$54	$116	$1,313

_____________________
(a)

Approximately $27 million of losses will be reclassified into earnings within the next 12 months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.

(b)	Approximately $30 million of gains will be reclassified into earnings within the next 12 months.

8.  Jointly-Owned Electric Plants

Certain FPL Group subsidiaries own undivided interests in the jointly-owned facilities described below, and are entitled to a proportionate share of the output from those facilities.  FPL and FPL Energy are responsible for their share of the operating costs, as well as providing their own financing.  Accordingly, each subsidiary includes its proportionate share of the facilities and related revenues and expenses in the appropriate balance sheet and statement of income captions.  FPL Group's and FPL's respective shares of direct expenses for these facilities are included in fuel, purchased power and interchange, O&M expenses, depreciation and amortization expense and taxes other than income taxes on FPL Group's and FPL's consolidated statements of income.

FPL Group's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:
	December 31, 2007

	Ownership Interest	Gross Investment (a)	Accumulated Depreciation (a)	Construction Work in Progress

	(millions)

FPL:
St. Lucie Unit No. 2	85%	$1,203	$758	$269
St. Johns River Power Park units and
coal terminal	20%	$332	$207	$26
Scherer Unit No. 4	76%	$593	$383	$10
Transmission substation assets located
in Seabrook, New Hampshire	88.23%	$31	$12	$-
FPL Energy:
Duane Arnold	70%	$318	$22	$19
Seabrook	88.23%	$740	$87	$51
Wyman Station Unit No. 4	76%	$86	$32	$1

_____________________
(a)	Excludes nuclear fuel.

9.  Variable Interest Entities

FIN 46(R) requires the consolidation of entities which are determined to be VIEs when the reporting company determines that it will absorb a majority of the VIE's expected losses, receive a majority of the VIE's residual returns, or both.  The company that is required to consolidate the VIE is called the primary beneficiary.  Conversely, the reporting company would not consolidate VIEs in which it has a majority ownership interest when the company is not considered to be the primary beneficiary.  Variable interests are contractual, ownership or other monetary interests in an entity that change as the fair value of the entity's net assets, excluding variable interests, change.  An entity is considered to be a VIE when its capital is insufficient to permit it to finance its activities without additional subordinated financial support or its equity investors, as a group, lack the characteristics of having a controlling financial interest.  As of December 31, 2007, FPL Group has one VIE which it consolidates.

FPL - FPL consolidates a VIE from which it leases nuclear fuel for its nuclear units.  For ratemaking purposes, these leases are treated as operating leases.  For financial reporting, the cost of nuclear fuel is capitalized and amortized to fuel expense on a unit of production method except for the interest component, which is recorded as interest expense.  These charges, as well as a charge for spent nuclear fuel, are recovered through the fuel clause.  FPL makes quarterly payments to the lessor for the lease commitments.  The lessor has issued commercial paper to fund the procurement of nuclear fuel and FPL has provided a $600 million guarantee to support the commercial paper program.  Under certain lease termination circumstances, the associated debt ($313 million at December 31, 2007), which was recorded in commercial paper on FPL Group's and FPL's consolidated balance sheets, would become due.  The consolidated assets of the VIE consist primarily of nuclear fuel, which had a net carrying value of $314 million and $204 million at December 31, 2007 and 2006, respectively.

FPL identified two potential VIEs, both of which are considered qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires FPL to purchase the electricity output of the projects.  FPL entered into a power purchase agreement (PPA) with one of the projects in 1990 to purchase substantially all of the project's electrical output over a substantial portion of its estimated useful life.  For each megawatt-hour (mwh) provided, FPL pays a per mwh price (energy payment) based upon FPL's avoided cost, which was determined at the time the PPA was executed, and was based on the cost of avoiding the construction and operation of a coal unit.  The energy component is primarily based on the cost of coal at an FPL jointly-owned coal-fired facility.  The avoided cost is the incremental cost to the utility of the electric energy or capacity, or both, which is avoided by neither generating the electricity nor purchasing it from another source.  The project has a capacity of 250 mw.  After making exhaustive efforts, FPL was unable to obtain the information from the project necessary to determine whether the project is a VIE or whether FPL is the primary beneficiary of the project.  The PPA with the project contains no provision which legally obligates the project to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This does not expose FPL to losses since the energy payments paid by FPL to the project are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the project was determined to be a VIE, the absorption of some of the project's fuel price variability might cause FPL to be considered the primary beneficiary.  During the years ended December 31, 2007, 2006 and 2005, FPL purchased 1,694,810 mwh, 1,672,106 mwh and 1,813,114 mwh, respectively, from the project at a total cost of approximately $153 million, $147 million and $144 million, respectively.  FPL will continue to make exhaustive efforts to obtain the necessary information from the project in order to determine if it is a VIE and, if so, whether FPL is the primary beneficiary.  FPL also entered into a PPA with a 330 mw coal-fired cogeneration facility (the Facility) in 1995 to purchase substantially all of the Facility's electrical output through 2025.  During the fourth quarter of 2007, a change in ownership of the Facility occurred, triggering the need to reevaluate whether the Facility is still a VIE and, if so, whether FPL is the Facility's primary beneficiary.  After making exhaustive efforts, FPL was unable to obtain the information necessary to perform this reevaluation.  The PPA with the Facility contains no provisions which legally obligate the Facility to release this information to FPL.  During the years ended December 31, 2007, 2006 and 2005, FPL purchased 2,320,991 mwh, 2,090,088 mwh and 2,332,000 mwh, respectively, from the Facility at a total cost of approximately $220 million, $200 million and $191 million, respectively.  Additionally, the PPA does not expose FPL to losses since the energy payments made by FPL to the Facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  FPL will continue to make exhaustive efforts to obtain the necessary information from the Facility in order to determine if it is still a VIE and, if so, whether FPL is the Facility's primary beneficiary.

FPL Energy - In December 2007, a wholly-owned FPL Energy subsidiary purchased a 550 mw combined-cycle power generation plant from a special purpose entity (SPE) from which it had leased the generating plant since 2002.  The FPL Energy subsidiary purchased the generating plant for approximately $345 million, which represented the lessor's outstanding principal balance on the related loans, equity contributions made to the SPE, all accrued and unpaid interest and yield, and all other fees, costs and amounts then due and owing pursuant to the provisions of the related financing documents.  Prior to the purchase of the plant, FPL Energy consolidated the SPE and reported the equity interests of the SPE not owned by the FPL Energy subsidiary as minority interest.  At December 31, 2006, the assets of the SPE primarily consisted of the power generation plant, which had a net carrying value of $317 million and is reported in electric utility plant in service and other property on FPL Group's 2006 consolidated balance sheet.  At December 31, 2006, the liabilities of the SPE consisted primarily of debt (which was secured by the power generation plant), which had a net carrying value of $327 million and is reported in current maturities of long-term debt on FPL Group's 2006 consolidated balance sheet.

FPL Group - In 2004, a trust created by FPL Group sold 12 million 5 7/8% preferred trust securities to the public and common trust securities to FPL Group.  The trust is considered a VIE because FPL Group's investment through the common trust securities is not considered equity at risk in accordance with FIN 46(R).  The proceeds from the sale of the preferred and common trust securities were used to buy 5 7/8% junior subordinated debentures maturing in March 2044 from FPL Group Capital.  The trust exists only to issue its preferred trust securities and common trust securities and to hold the junior subordinated debentures of FPL Group Capital as trust assets.  Since FPL Group, as the common security holder, is not considered to have equity at risk and will therefore not absorb any variability of the trust, FPL Group is not the primary beneficiary and does not consolidate the trust in accordance with FIN 46(R).  FPL Group includes the junior subordinated debentures issued by FPL Group Capital on its consolidated balance sheets.  See Note 11 - FPL Group.

10.  Financial Instruments

The carrying amounts of cash equivalents and commercial paper approximate their fair values.  At December 31, 2007 and 2006, other investments of FPL Group, not included in the table below, included financial instruments of approximately $30 million and $50 million, respectively, which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.  See Note 11.

The following estimates of the fair value of financial instruments have been made using available market information.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.
	December 31, 2007			December 31, 2006

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)
FPL Group:
Long-term debt, including current maturities	$12,681	$12,642	(a)	$11,236	$11,314	(a)
Special use funds	$3,482	$3,482	(b)	$2,824	$2,824	(b)
Other investments	$111	$111	(b)	$93	$93	(b)
Interest rate swaps - net unrealized gain (loss)	$(28)	$(28	) (c)	$6	$6	(c)

FPL:
Long-term debt, including current maturities	$5,217	$5,185	(a)	$4,214	$4,208	(a)
Special use funds	$2,499	$2,499	(b)	$2,264	$2,264	(b)
_____________________
(a)	Based on market prices provided by external sources.
(b)	Based on quoted market prices for these or similar issues.
(c)	Based on market prices modeled internally.

Special Use Funds and Other Investments - The special use funds consist of FPL's storm fund assets and FPL Group's and FPL's nuclear decommissioning fund assets.  Securities held in the special use funds and other investments are carried at estimated fair value based on quoted market prices.  FPL Group's nuclear decommissioning funds consist of approximately 43% equity securities and 57% municipal, government, corporate and mortgage- and other asset-backed debt securities (45% and 55% for FPL, respectively) with a weighted-average maturity at December 31, 2007 of approximately six years at FPL Group and seven years at FPL.  FPL's storm fund primarily consists of municipal debt securities with a weighted-average maturity of approximately three years.  All of FPL Group's other investments consist of debt securities.  The cost of securities sold is determined on the specific identification method.

The following tables provide the approximate realized gains and losses and proceeds from the sale of securities for special use funds and other investments.
	FPL Group			FPL

	Years Ended December 31,			Years Ended December 31,

	2007	2006	2005	2007	2006	2005

	(millions)

Realized gains	$59	$51	$18	$52	$39	$14
Realized losses	$40	$38	$17	$37	$35	$16
Proceeds from sale of securities	$2,349	$3,231	$2,937	$1,978	$2,673	$2,767

The following table provides the unrealized gains for the special use funds and other investments.
	FPL Group		FPL

	December 31,		December 31,

	2007	2006	2007	2006

	(millions)

Unrealized gains
Equity securities	$577	$522	$491	$452
Debt securities	$25	$31	$18	$30

Regulations issued by the FERC and the NRC provide general risk management guidelines to protect nuclear decommissioning trust funds and to allow such funds to earn a reasonable return.  The FERC regulations prohibit investments in any securities of FPL Group or its subsidiaries, affiliates or associates, excluding investments tied to market indices or other mutual funds.  Similar restrictions applicable to the decommissioning trust fund for FPL Energy's nuclear plants are contained in the NRC operating licenses for those facilities.  NRC regulations applicable to NRC licensees not in cost-of-service environments require similar investment restrictions.  The NRC's regulations permit licensees with operating licenses containing conditions restricting the use of decommissioning trust funds to rely on those conditions in lieu of compliance with NRC regulations.  FPL Energy's nuclear plants contain such restrictions in their NRC operating licenses.  With respect to the decommissioning trust fund for FPL Energy's Seabrook nuclear plant, decommissioning trust fund contributions and withdrawals are also regulated by the NDFC pursuant to New Hampshire law.

The nuclear decommissioning reserve funds are managed by investment managers who must comply with the guidelines and rules of the applicable regulatory authorities, FPL Group and FPL.  The funds' assets are invested in order to optimize the after-tax earnings of these funds, giving consideration to liquidity, risk, diversification and other prudent investment objectives.

Interest Rate Swaps - FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At December 31, 2007, the estimated fair value for FPL Group interest rate swaps was as follows:
Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value

(millions)						(millions)

Cash flow hedges - FPL Energy:
$164	February 2005	June 2008	4.255%	Variable	(a)	$-
$70	December 2003	December 2017	4.245%	Variable	(a)	-
$23	April 2004	December 2017	3.845%	Variable	(a)	-
$207	December 2005	November 2019	4.905%	Variable	(a)	(5)
$527	January 2007	January 2022	5.390%	Variable	(b)	(23)

Total cash flow hedges						$(28)

____________________
(a)	Three-month London InterBank Offered Rate (LIBOR)
(b)	Six-month LIBOR

In January 2008, an indirect wholly-owned subsidiary of FPL Energy entered into an interest rate swap agreement to pay a fixed rate of 3.2050% on $195 million of its variable rate limited recourse debt in order to limit cash flow exposure.

11.  Investments in Partnerships and Joint Ventures

FPL Energy - FPL Energy has non-controlling non-majority owned interests in various partnerships and joint ventures, essentially all of which are electricity producers.  At December 31, 2007 and 2006, FPL Energy's investment in partnerships and joint ventures totaled approximately $216 million and $361 million, respectively, which is included in other investments on FPL Group's consolidated balance sheets.  FPL Energy's interest in these partnerships and joint ventures range from approximately 5.5% to 50%.  At December 31, 2007, the principal operating entities included in FPL Energy's investments in partnerships and joint ventures were Northeast Energy, LP, TPC Windfarms LLC, Mojave 16/17/18 LLC, Luz Solar Partners LTD., V and Luz Solar Partners LTD., IX, and in 2006 also included Cherokee County Cogeneration Partners, LP.  FPL Energy acquired an additional ownership interest in Cherokee County Cogeneration Partners, LP in 2007 and now accounts for its operations in the consolidated financial statements.

Summarized combined information for these principal entities is as follows:
	2007	2006

	(millions)

Net income	$108	$144
Total assets	$957	$1,237
Total liabilities	$514	$687
Partners'/members' equity	$443	$550

FPL Energy's share of underlying equity in the principal entities	$221	$274
Difference between investment carrying amount and underlying equity in net assets (a)	(23)	(24)

FPL Energy's investment carrying amount for the principal entities	$198	$250

____________________
(a) The majority of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the remaining life of the investee's assets.

Certain subsidiaries of FPL Energy provide services to the partnerships and joint ventures, including O&M expenses and business management services.  FPL Group's operating revenues for the years ended December 31, 2007, 2006 and 2005 include approximately $20 million, $20 million and $19 million, respectively, related to such services.  The net receivables at December 31, 2007 and 2006, for these services, as well as for affiliate energy commodity transactions, payroll and other payments made on behalf of these investees, were approximately $31 million and $21 million, respectively, and are included in other current assets on FPL Group's consolidated balance sheets.

Notes receivable (long- and short-term) include approximately $33 million and $24 million at December 31, 2007 and 2006, respectively, due from partnerships and joint ventures in which FPL Energy has an ownership interest.  Approximately $19 million of the notes receivable balance at December 31, 2007 mature in 2008 and bear interest at variable rates which averaged approximately 15.3% in 2007.  The remaining $14 million mature in 2011 and bear interest at a fixed rate of 8.5%.  The notes receivable balance at December 31, 2006 mature in 2008 through 2011 and the majority bear interest at a fixed rate of 8.5%.  Interest income related to notes receivable totaled approximately $4 million, $2 million and $7 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in interest income in FPL Group's consolidated statements of income.  Interest receivable associated with these notes as of December 31, 2007 and 2006 was not material.

In addition, FPL Energy owns an equity interest in Karaha Bodas Company, LLC (KBC) which totaled approximately $90 million at December 31, 2006 and is included in the $361 million of investment in partnerships and joint ventures discussed above.  During 2006, KBC received approximately $290 million as a result of a court judgment against Indonesia's state-owned oil/energy company to recover KBC's investment in a project suspended indefinitely by the Indonesian government in 1998 and for lost profits.  All appeals with respect to the judgment have been exhausted.  FPL Energy's portion of the final judgment, or approximately $97 million pretax, is included in equity in earnings of equity method investees in FPL Group's consolidated statements of income for 2006.  During 2006, KBC distributed approximately $7 million of the judgment funds to FPL Energy, and in February 2007, KBC distributed the remaining amount of approximately $90 million to FPL Energy.

Sale of Differential Membership Interests - In December 2007, an indirect wholly-owned subsidiary of FPL Energy sold its Class B membership interests in a subsidiary that owns five wind facilities totaling 598 mw of wind generation for approximately $705 million.  In exchange for the cash received, the holders of the Class B membership interests will receive a portion of the economic attributes of the facilities, including tax attributes, for a variable period.  Recognition of the proceeds from the sale of the differential membership interests was deferred and is recorded in other liabilities on FPL Group's consolidated balance sheet.  FPL Group continues to operate and manage the wind facilities, and consolidates the entity that owns the wind facilities.

FPL Group - In 2004, a trust created by FPL Group sold $300 million of preferred trust securities to the public and $9 million of common trust securities to FPL Group.  The trust is an unconsolidated 100%-owned finance subsidiary.  The trust used the proceeds to purchase $309 million of 5 7/8% junior subordinated debentures maturing in March 2044 from FPL Group Capital.  FPL Group has fully and unconditionally guaranteed the preferred trust securities and the junior subordinated debentures.

12.  Common Stock

Earnings Per Share - The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:
	Years Ended December 31,

	2007	2006	2005

	(millions, except per share amounts)

Numerator - net income	$1,312	$1,281	$901

Denominator:
Weighted-average number of common shares outstanding - basic	397.7	393.5	380.1
Restricted stock, performance share awards, options, warrants and equity units (a)	2.9	3.0	5.6

Weighted-average number of common shares outstanding - assuming dilution	400.6	396.5	385.7

Earnings per share of common stock:
Basic	$3.30	$3.25	$2.37
Assuming dilution	$3.27	$3.23	$2.34
_____________________
(a)

Performance share awards are included in diluted weighted-average number of shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.  Restricted stock, performance share awards, options, warrants and equity units (known as Corporate Units, see Note 14) are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

In 2007, 2006 and 2005, there were no securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

In February 2005, FPL Group's Board of Directors approved a two-for-one stock split of FPL Group's common stock effective March 15, 2005 (2005 stock split).  FPL Group's authorized common stock increased from 400 million to 800 million shares.  All share or per share information included in FPL Group's consolidated financial statements reflect the effect of the 2005 stock split.

Common Stock Dividend Restrictions - FPL Group's charter does not limit the dividends that may be paid on its common stock.  FPL's mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends and other distributions to FPL Group.  These restrictions do not currently limit FPL's ability to pay dividends to FPL Group.

Employee Stock Ownership Plan - The employee retirement savings plans of FPL Group include a leveraged ESOP feature.  Shares of common stock held by the trust for the employee retirement savings plans (Trust) are used to provide all or a portion of the employers' matching contributions.  Dividends received on all shares, along with cash contributions from the employers, are used to pay principal and interest on an ESOP loan held by a subsidiary of FPL Group Capital.  Dividends on shares allocated to employee accounts and used by the Trust for debt service are replaced with shares of common stock, at prevailing market prices, in an equivalent amount.  For purposes of computing basic and fully diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding.

ESOP-related compensation expense of approximately $35 million, $32 million and $27 million in 2007, 2006 and 2005, respectively, was recognized based on the fair value of shares allocated to employee accounts during the period.  Interest income on the ESOP loan is eliminated in consolidation.  ESOP-related unearned compensation included as a reduction of common shareholders' equity at December 31, 2007 was approximately $114 million, representing unallocated shares at the original issue price.  The fair value of the ESOP-related unearned compensation account using the closing price of FPL Group common stock at December 31, 2007 was approximately $533 million.

Stock-Based Compensation - Effective January 1, 2006, FPL Group adopted FAS 123(R) using the modified prospective application transition method.  Accordingly, the consolidated statement of income and consolidated statement of cash flows for the year ended December 31, 2005 do not reflect any restated amounts.  Because FPL Group adopted the fair value recognition provisions of FAS 123 in 2004, the adoption of FAS 123(R) did not have a significant effect on FPL Group's financial statements.

Net income for the years ended December 31, 2007, 2006 and 2005 includes approximately $39 million, $34 million and $30 million, respectively, of compensation costs and $15 million, $13 million and $12 million, respectively, of income tax benefits related to stock-based compensation arrangements.  As of December 31, 2007, there were approximately $56 million of unrecognized compensation costs related to nonvested/nonexercisable share-based compensation arrangements.  These costs are expected to be recognized over a weighted-average period of 1.6 years.  For awards granted subsequent to December 31, 2005, compensation costs for awards with graded vesting are recognized on a straight-line basis over the requisite service period for the entire award.  For awards granted prior to that date, compensation costs for awards with graded vesting are recognized using the graded vesting attribution method.

At December 31, 2007, approximately 26.5 million shares of common stock were authorized and 15.9 million were available for awards (including outstanding awards) to officers, employees and non-employee directors of FPL Group and its subsidiaries under FPL Group's amended and restated long-term incentive plan and non-employee directors stock plans.  FPL Group satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market.  FPL Group satisfies stock option exercises by issuing new shares of its common stock and grants most of its stock options in the first quarter of each year.

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

The activity in restricted stock and performance share awards for the year ended December 31, 2007 was as follows:
	Shares	Weighted-Average Grant Date Fair Value Per Share

Restricted Stock:
Nonvested balance, January 1, 2007	1,031,736	$38.71
Granted	508,186	$61.08
Vested	(303,602)	$36.95
Forfeited	(54,508)	$45.26

Nonvested balance, December 31, 2007	1,181,812	$48.50

Performance Share Awards:
Nonvested balance, January 1, 2007	1,133,383	$33.55
Granted	517,652	$45.04
Vested	(559,223)	$27.97
Forfeited	(40,889)	$41.42

Nonvested balance, December 31, 2007	1,050,923	$41.66

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2006 and 2005 was $41.98 and $39.93, respectively.  The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2006 and 2005 was $34.08 and $34.75, respectively.

The total fair value of restricted stock and performance share awards vested was $51 million, $40 million and $23 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Options - Options typically vest within three years after the date of grant and have a maximum term of ten years.  The exercise price of each option granted equals the closing market price of FPL Group common stock on the date of grant.  The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:
	2007	2006	2005

Expected volatility (a)	16.60%	19.56%	20.00%
Expected dividends	2.54%	3.40%	3.68%
Expected term (years) (b)	6	6	7
Risk-free rate	4.64%	4.60%	4.08%

_____________________
(a)	Based on historical experience.
(b)	In 2007 and 2006, FPL Group used the "simplified" method to calculate the expected term. In 2005, the expected term was derived from historical experience.

Option activity for the year ended December 31, 2007 was as follows:
	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)

Balance, January 1, 2007	6,344,801	$30.22
Granted	264,868	$59.05
Exercised	(808,333)	$28.99
Expired	(23,712)	$27.44

Balance, December 31, 2007	5,777,624	$31.72	5.1	$208

Exercisable, December 31, 2007	5,169,428	$29.77	4.7	$197

The weighted-average grant date fair value of options granted was $10.96, $7.46 and $6.30 per share for the years ended December 31, 2007, 2006 and 2005, respectively.  The total intrinsic value of stock options exercised was approximately $26 million, $21 million and $27 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Cash received from option exercises was approximately $23 million, $34 million and $60 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The tax benefits realized from options exercised were approximately $6 million, $6 million and $10 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other - In June 2005, a wholly-owned subsidiary of FPL Group completed the acquisition of Gexa Corp., a retail electric provider in Texas.  Each share of Gexa Corp.'s outstanding common stock was converted into 0.1682 of a share of FPL Group common stock.  Assuming the exercise of Gexa Corp.'s options and warrants net of cash to be received upon exercise, the aggregate value of the consideration for the acquisition of Gexa Corp. was approximately $73 million, payable in shares of FPL Group common stock.  At December 31, 2007, there were Gexa Corp. options and warrants outstanding for a total of 58,276 shares of FPL Group common stock.

13.  Preferred Stock

FPL Group's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value.  None of FPL Group's preferred shares were outstanding as of December 31, 2007 or 2006.  FPL's charter authorizes the issuance of 10,414,100 shares of preferred stock, $100 par value; 5 million shares of subordinated preferred stock, no par value and 5 million shares of cumulative preferred stock, no par value.  There were no FPL preferred shares outstanding as of December 31, 2007 or 2006.  In January 2005, FPL redeemed all 250,000 shares of its $100 Par Value 4 1/2% (Series A and Series V) preferred stock outstanding at December 31, 2004.

14.  Debt

Long-term debt consists of the following:
	December 31,

	2007	2006

FPL:	(millions)
First mortgage bonds:
Maturing 2008 through 2017 - 4.85% to 6.00%	$1,125	$825
Maturing 2033 through 2037 - 4.95% to 6.20%	2,840	2,540
Storm-recovery bonds:
Maturing 2013 through 2021 - 5.0440% to 5.2555% (a)	652	-
Pollution control, solid waste disposal and industrial development revenue bonds - maturing 2020
through 2029 - variable, 3.7% and 4.0% weighted-average annual interest rates, respectively	633	633
Term loan - variable, 5.6% weighted-average annual interest rate	-	250
Unamortized discount	(33)	(34)

Total long-term debt of FPL	5,217	4,214
Less current maturities of long-term debt	241	-

Long-term debt of FPL, excluding current maturities	4,976	4,214

FPL Group Capital:
Debentures - maturing 2009 through 2011 - 5.625% to 7.375%	1,225	2,300
Debentures, related to FPL Group's equity units - maturing 2008 - 5.551%	506	506
Junior Subordinated Debentures - maturing 2044 through 2067 - 5 7/8% to 7.45%	2,009	1,009
Term loan - maturing 2009 - variable, 5.4% and 5.6% weighted-average annual interest rate	200	150
Fair value swaps	-	(2)
Unamortized discount	(3)	(3)

Total long-term debt of FPL Group Capital	3,937	3,960
Less current maturities of long-term debt	506	1,075
Less fair value swaps on current maturities of long-term debt	-	(2)

Long-term debt of FPL Group Capital, excluding current maturities	3,431	2,887

FPL Energy:
Senior secured limited recourse bonds - maturing 2017 through 2024 - 5.608% to 7.52%	988	1,091
Senior secured limited recourse notes - maturing 2015 through 2037 - 6.31% to 7.51%	992	310
Other long-term debt - maturing 2008 through 2022 - primarily limited recourse and
variable, 6.0% and 6.8% weighted-average annual interest rates, respectively	1,546	1,661
Unamortized premium	1	-

Total long-term debt of FPL Energy	3,527	3,062
Less current maturities of long-term debt	654	572

Long-term debt of FPL Energy, excluding current maturities	2,873	2,490

Total long-term debt	$11,280	$9,591

_____________________
(a)

Although principal on the storm-recovery bonds is due on the final maturity date (the date by which the principal must be repaid to prevent a default) for each tranche, it is expected to be paid semiannually and sequentially beginning February 1, 2008, when the first semiannual interest payment became due.

Minimum annual maturities of long-term debt for FPL Group are approximately $1,401 million, $1,333 million, $286 million, $892 million and $320 million for 2008, 2009, 2010, 2011 and 2012, respectively.  The amounts for FPL are approximately $241 million, $263 million, $42 million, $45 million and $48 million for 2008, 2009, 2010, 2011 and 2012, respectively.

At December 31, 2007, commercial paper borrowings had a weighted-average interest rate of 4.39% for FPL Group (4.41% for FPL).  Available lines of credit aggregated approximately $6.5 billion ($4.0 billion for FPL Group Capital and $2.5 billion for FPL) at December 31, 2007, all of which were based on firm commitments.  These facilities provide for the issuance of letters of credit of up to $6.5 billion.  The issuance of letters of credit is subject to the aggregate commitment under the applicable facility.  While no direct borrowings were outstanding at December 31, 2007, letters of credit totaling $358 million and $46 million were outstanding under the FPL Group Capital and FPL credit facilities, respectively.

FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of those under FPL Group Capital's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees.  FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.

In June 2002, FPL Group sold 10.12 million 8% Corporate Units.  In connection with the 8% Corporate Units financing, FPL Group Capital issued $506 million principal amount of 5% debentures due February 16, 2008, which were absolutely, irrevocably and unconditionally guaranteed by FPL Group.  During 2005, FPL Group Capital remarketed these debentures and the annual interest rate was reset to 5.551%.  Each 8% Corporate Unit initially consisted of a $50 FPL Group Capital debenture and a purchase contract pursuant to which the holder was required to purchase $50 of FPL Group common shares on or before February 16, 2006, and FPL Group made payments of 3% of each unit's $50 stated value until the shares were purchased.  In February 2006, FPL Group paid approximately $48 million net to cancel approximately 4.2 million of its 8% Corporate Units.  Also in February 2006, FPL Group issued approximately 8.7 million shares of common stock in return for approximately $296 million in proceeds upon settlement of the stock purchase contracts issued in connection with the remainder of the 8% Corporate Units.

Prior to the issuance of FPL Group's common stock, the purchase contracts were reflected in FPL Group's diluted earnings per share calculations using the treasury stock method.  Under this method, the number of shares of FPL Group common stock used in calculating diluted earnings per share was deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts over the number of shares that could be purchased by FPL Group in the market, at the average market price during the period, using the proceeds receivable upon settlement.

In January 2008, FPL issued $600 million principal amount of 5.95% first mortgage bonds maturing in 2038.  The proceeds were used to repay FPL's short-term borrowings and for other corporate purposes.

15.  Asset Retirement Obligations

FPL Group and FPL each account for asset retirement obligations and conditional asset retirement obligations under FAS 143 and FIN 47.  FAS 143 and FIN 47 require that a liability for the fair value of an ARO be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life.  Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the consolidated statements of income.  Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost and ARO.

FPL Group and FPL have identified but not recognized ARO liabilities related to electric transmission and distribution and telecommunications assets resulting from easements over property not owned by FPL Group or FPL.  In addition, FPL Group has identified but not recognized ARO liabilities related to the majority of FPL Energy's hydro facilities.  These easements are generally perpetual and, along with the hydro facilities, only require retirement action upon abandonment or cessation of use of the property or facility for its specified purpose.  The ARO liability is not estimable for such easements and hydro facilities as FPL Group and FPL intend to utilize these properties and facilities indefinitely.  In the event FPL Group and FPL decide to abandon or cease the use of a particular easement and/or hydro facility, an ARO liability would be recorded at that time.

FPL's ARO relates primarily to the nuclear decommissioning obligation of its nuclear units.  FPL's AROs other than nuclear decommissioning are not significant.  The provisions of FAS 143 and FIN 47 result in timing differences in the recognition of legal asset retirement costs for financial reporting purposes and the method the FPSC allows FPL to recover in rates.  Accordingly, any differences between the ongoing expense recognized under FAS 143 and FIN 47 and the amount recoverable through rates are deferred in accordance with FAS 71.  See Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs.

FPL Energy's ARO relates primarily to the nuclear decommissioning obligation of its nuclear plants and obligations for the dismantlement of its wind facilities located on leased property.  See Note 1 - Decommissioning of Nuclear Plants, Dismantlements of Plants and Other Accrued Asset Removal Costs.

The following table provides a rollforward of FPL Group's and FPL's ARO from December 31, 2005 to December 31, 2007:
	FPL	FPL Energy		FPL Group

	(millions)

Balance, December 31, 2005	$1,474	$211		$1,685
Liabilities incurred:
Duane Arnold acquisition	-	118		118
Other	1	1		2
Accretion expense	81	23		104
Revision in estimated cash flows - net	16	(105	) (a)	(89)

Balance, December 31, 2006	1,572	248		1,820
Liabilities incurred:
Point Beach acquisition	-	225		225
Other	-	9		9
Accretion expense	86	21		107
Revision in estimated cash flows - net	(5)	1		(4)

Balance, December 31, 2007	$1,653	$504		$2,157

____________________
(a) Primarily reflects the effect of decreasing the escalation rate used to determine the ultimate projected costs of decommissioning Seabrook and Duane Arnold.

Restricted trust funds for the payment of future expenditures to decommission FPL Group's and FPL's nuclear units included in special use funds on FPL Group's and FPL's consolidated balance sheets are as follows (see Note 10):
	FPL	FPL Energy		FPL Group

	(millions)

Balance, December 31, 2007	$2,371	$982		$3,353
Balance, December 31, 2006	$2,264	$560	(a)	$2,824

____________________
(a)	Seabrook and Duane Arnold only.

16.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind projects and the procurement of nuclear fuel.  FPL FiberNet's capital expenditures primarily include costs to meet customer specific requirements and sustain its fiber-optic network.

At December 31, 2007, planned capital expenditures for 2008 through 2012 were estimated as follows:
	2008	2009	2010	2011	2012	Total

FPL:	(millions)
Generation: (a)
New (b) (c)	$865	$340	$5	$-	$-	$1,210
Existing	780	1,015	1,115	895	710	4,515
Transmission and distribution (d)	915	1,080	1,120	1,160	1,130	5,405
Nuclear fuel	125	165	200	175	195	860
General and other	150	150	175	165	165	805

Total	$2,835	$2,750	$2,615	$2,395	$2,200	$12,795

FPL Energy:
Wind (e)	$2,085	$5	$5	$5	$5	$2,105
Nuclear (f)	280	345	375	305	250	1,555
Gas	80	95	115	35	25	350
Other	45	40	25	20	20	150

Total	$2,490	$485	$520	$365	$300	$4,160

FPL FiberNet	$23	$23	$23	$16	$16	$101

_____________________
(a)	Includes AFUDC of approximately $54 million and $55 million in 2008 and 2009, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration, licensing and AFUDC.
(c)

Excludes essentially all estimated capital costs associated with FPL's announced plan to invest in solar generating facilities.  Also excludes capital expenditures for two proposed nuclear units at FPL's Turkey Point site.  These costs are not included in the table above because they are subject to, among other things, various regulatory and other approvals, as well as the solar generating facilities meeting certain performance standards on a smaller scale.

(d)	Includes estimated capital costs associated with Storm Secure®. These capital costs are subject to change over time based on, among other things, productivity enhancements and prioritization.
(e)

Capital expenditures for new wind projects are estimated through 2008, when eligibility for PTCs for new wind projects is scheduled to expire.  FPL Energy expects to add approximately 1,500 mw to 2,000 mw of new wind generation per year from 2009 through 2012, subject to, among other things, continued public policy support, the cost of which is estimated to be approximately $3 billion for 2009 and $4 billion to $5 billion in each of 2010, 2011 and 2012.

(f)	Includes nuclear fuel.

In addition to the estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  At December 31, 2007, FPL Energy had approximately $2.6 billion in firm commitments, primarily for the purchase of wind turbines and towers, natural gas transportation, purchase and storage, firm transmission service, nuclear fuel and a portion of its projected capital expenditures.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

Additionally, FPL Group has announced plans to invest up to $1.5 billion in new solar generating facilities in Florida and California from 2008 to 2014, including plans by FPL to build approximately 300 mw in Florida.  FPL is evaluating new solar technology, and intends to initially construct a 10 mw facility, with expansion of the project to a 300 mw facility subject to the receipt of regulatory and other approvals as well as the technology meeting agreed-upon cost and technical specifications.  FPL has also announced plans to invest up to $500 million from 2008 to 2013 for an advanced metering initiative that will provide enhanced energy management capabilities to FPL customers and enable FPL to develop better energy management programs.  If the advanced metering initiative is proven successful in small geographic areas, it is expected to be broadened to cover FPL's service territory.  FPL Energy has announced plans to launch a renewable energy program in 2008, with the revenue generated from this program to be used to develop renewable energy sources.  Because these projected investments are subject to, among other things, various regulatory and other approvals as well as meeting certain performance standards on a smaller scale, essentially all the costs associated with these projected investments are not included in the capital expenditures table above.

Also, FPL Energy through its wholly-owned subsidiary, Lone Star Transmission, LLC, has proposed to build, own and operate a 180 to 200 mile, high voltage, direct current, open access transmission line located between west Texas and the Dallas/Fort Worth area with a capacity of 2,000 mw.  The construction of the transmission line is contingent upon, among other things, receipt of all applicable regulatory approvals.  The estimated cost of the transmission line is expected to range from $635 million to $655 million.  Due to the contingencies discussed above (including their impact on the timing of construction), these estimated costs are not included in the capital expenditures table above.

In February 2008, a wholly-owned subsidiary of FPL Group Capital committed to lend to a third party up to $500 million under a construction and term loan.  The loan provides for a single $500 million draw, which is expected to occur in late 2009.  The loan will initially bear interest at a variable rate and will be converted to a 20-year, fixed rate term loan upon completion of construction.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FIN 45, which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002 be recorded on the balance sheet.  At December 31, 2007, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The terms of the guarantees are equal to the terms of the related debt, with remaining terms ranging from 1 year to 11 years.  The maximum potential amount of future payments that could be required under these guarantees at December 31, 2007 was approximately $16 million.  At December 31, 2007, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of December 31, 2007.

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

Contracts - FPL has entered into long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power annually through mid-2015 and 375 mw annually thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 740 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2009 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 920 mw of power with expiration dates ranging from 2009 through 2012.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts with expiration dates through 2028 for the purchase and transportation of natural gas and coal, and storage of natural gas.

FPL Energy has entered into several contracts for the purchase of wind turbines and towers in support of a portion of its planned new wind generation.  In addition, FPL Energy has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2008 through 2036.  FPL Energy also has several contracts for the supply, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from 2008 to 2018.

The required capacity and minimum payments under these contracts as of December 31, 2007 were estimated as follows:
	2008	2009	2010	2011	2012	Thereafter

FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$210	$220	$220	$210	$210	$750
Qualifying facilities (b)	$320	$320	$290	$260	$270	$2,920
Other electricity suppliers (b)	$55	$50	$10	$10	$5	$-
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$80	$90	$40	$-	$-	$-
Natural gas, including transportation and storage (c)	$2,830	$1,610	$260	$260	$260	$1,895
Coal (c)	$65	$55	$45	$10	$-	$-

FPL Energy	$1,460	$100	$90	$50	$50	$665
_____________________
(a)

Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $578 million, $610 million and $616 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(b)

Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $447 million, $421 million and $363 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(c)	Recoverable through the fuel clause.

In addition, FPL has entered into several long-term agreements for storage capacity and transportation of natural gas from facilities that have not yet begun, or if begun have not yet completed, construction.  These agreements range from 12 to 25 years in length and contain firm commitments by FPL totaling up to approximately $289 million annually or $6.3 billion over the terms of the agreements.  These firm commitments are contingent upon the occurrence of certain events, including approval by the FERC and completion of construction of the facilities in mid-2008 and 2011.

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

Due to the high cost and limited coverage available from third-party insurers, FPL does not have insurance coverage for a substantial portion of its transmission and distribution property and FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Should FPL's future storm restoration costs exceed the reserve amount (see Note 1 - Securitization), FPL may recover prudently incurred storm restoration costs either through securitization provisions pursuant to the Florida Statutes or through surcharges approved by the FPSC.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL, would be borne by FPL Group and FPL and could have a material adverse effect on FPL Group's and FPL's financial condition and results of operations.

Litigation - In November 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action in the U.S. District Court for the Northern District of Georgia against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Prevention of Significant Deterioration (PSD) provisions and the New Source Performance Standards (NSPS) of the Clean Air Act.  In May 2001, the EPA amended its complaint to allege, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining a PSD permit, without complying with NSPS requirements, and without applying best available control technology for nitrogen oxides, sulfur dioxides and particulate matter as required by the Clean Air Act.  It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions.  The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997 and $27,500 per day thereafter for each violation.  The EPA further revised its civil penalty rule in February 2004, such that the maximum penalty is $32,500 per day for each violation after March 15, 2004.  Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.  In June 2001, a federal district court stayed discovery and administratively closed the case and the EPA has not yet moved to reopen the case.  In April 2007, the U.S. Supreme Court in a separate unrelated case rejected an argument that a "major modification" occurs at a plant only when there is a resulting increase in the hourly rate of air emissions.  Georgia Power Company has made a similar argument in defense of its case, but has other factual and legal defenses that are unaffected by the Supreme Court's decision.

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

With regard to the behind-the-meter issue, the FERC rejected FMPA's argument that its obligation to pay for network integration transmission service should be reduced to the extent that FPL allegedly cannot provide transmission service because of "physical transmission limitations."  In June 2005, the DC Circuit remanded the case to the FERC for further consideration.  In December 2005, the FERC issued an order on remand finding that load ratio share pricing is appropriate notwithstanding constraints on a third-party's system.  In January 2006, FMPA filed a rehearing request of this order with the FERC, which the FERC denied in July 2006.  FMPA submitted a petition for review of the FERC's December 2005 and July 2006 orders at the DC Circuit.  In January 2008, the DC Circuit denied FMPA's petition for review.

With regard to the rate base issue, in May 2004 FPL made a compliance filing of a proposed rate schedule that does not include those facilities of FPL that fail to meet the same integration test that was applied to the FMPA facilities.  Pursuant to that filing, FPL's current network transmission rate would have been reduced by $0.02 per kilowatt (kw) per month.  In June 2004, FMPA filed a protest to FPL's compliance filing, arguing that FPL's current network transmission rate should be reduced by approximately $0.41 per kw per month.  In January 2005, the FERC issued an order on FPL's compliance filing.  In the order, the FERC accepted FPL's standards for analyzing the transmission system and agreed that FPL's "Georgia Ties" and "Turkey Point Lines" are part of FPL's integrated grid.  The FERC required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  FPL made this compliance filing in April 2005, under which FPL's current rate would be reduced by $0.04 per kw per month.  In May 2005, FMPA protested FPL's compliance filing and argued that FPL's rates should be reduced by an additional $0.20 per kw per month, potentially resulting in a refund obligation to FMPA of approximately $26 million at December 31, 2007.  Any reduction in FPL's network service rate also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  The potential refund obligation to Seminole based on FMPA's position is approximately $13 million at December 31, 2007.

In December 2005, the FERC issued an order accepting FPL's April 2005 compliance filing in part, rejecting it in part, and directing the submission of a further compliance filing.  The FERC concluded that it is not clear whether FPL failed to test its non-radial facilities in a manner comparable to the way it tested FMPA's facilities.  FPL filed a rehearing request in January 2006, which the FERC denied in July 2006.  FPL filed a request for rehearing of the FERC's July 2006 order.  In September 2006, FPL made the required compliance filing, removing additional transmission facilities from rates.  In February 2008, the FERC granted FPL's request for rehearing of the July 2006 order and reconsidered the December 2005 order.  Upon reconsideration, the FERC accepted FPL's April 2005 compliance filing in full and dismissed as moot FPL's September 2006 compliance filing.  The refund liability under the April 2005 compliance filing is approximately $4 million to FMPA and approximately $2 million to Seminole at December 31, 2007.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case is in discovery and has been scheduled for trial in March 2009.

In February 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint, as subsequently amended, includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs seek damages in excess of $1 million.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  In February 2006, the plaintiffs filed a notice of appeal of the court's decision, which appeal is pending before the U.S. Court of Appeals for the Eleventh Circuit.  Oral argument was held in November 2007.

In May 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint, as subsequently amended, are virtually identical to those contained in the Finestone lawsuit described above.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  In February 2006, the plaintiffs filed a notice of appeal of the court's decision, which appeal is pending before the U.S. Court of Appeals for the Eleventh Circuit.  Oral argument was held in November 2007.

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

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy was added as a defendant in 2005.  The petition alleged that the FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of energy each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million.  The FPL Energy Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim, as amended, asserted claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and sought termination of the contract and damages.  Following a jury trial in June 2007, among other findings, both TXU and the FPL Energy Affiliates were found to have breached the contract.  In January 2008, the judge entered a ruling pursuant to which the contract is not terminated and neither party will recover any damages.

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

In the event that FPL Group and FPL, or their affiliates, do not prevail in these lawsuits, there may be a material adverse effect on their financial statements.  However, FPL Group and FPL believe that they, or their affiliates, have meritorious defenses to all the pending litigation and proceedings discussed above under the heading Litigation and are vigorously defending the lawsuits.  While management is unable to predict with certainty the outcome of the legal proceedings and claims discussed or described herein, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of FPL Group or FPL.

17.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a competitive energy business.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's operating revenues derived from the sale of electricity represented approximately 98%, 97% and 96% of FPL Group's operating revenues for the years ended December 31, 2007, 2006 and 2005.  Less than 1% of operating revenues were from foreign sources for each of the three years ended December 31, 2007, 2006 and 2005.  At December 31, 2007 and 2006, less than 1% of long-lived assets were located in foreign countries.

FPL Group's segment information is as follows:

	2007				2006						2005

	FPL	FPL Energy (a)	Corp. and Other	Total	FPL	FPL Energy (a)		Corp. and Other		Total	FPL	FPL Energy (a)	Corp. and Other	Total

					(millions)

Operating revenues	$11,622	$3,474	$167	$15,263	$11,988	$3,558		$164		$15,710	$9,528	$2,221	$97	$11,846
Operating expenses	$10,059	$2,753	$168	$12,980	$10,525	$2,803		$285	(b)	$13,613	$8,181	$2,067	$108	$10,356
Interest charges	$304	$312	$146	$762	$278	$269		$159		$706	$224	$223	$146	$593
Interest income	$17	$40	$32	$89	$30	$25		$7		$62	$14	$28	$27	$69
Depreciation and amortization	$773	$473	$15	$1,261	$787	$375		$23		$1,185	$951	$311	$23	$1,285
Equity in earnings of equity
method investees	$-	$68	$-	$68	$-	$181	(c)	$-		$181	$-	$124	$-	$124
Income tax expense
(benefit) (d)	$451	$(35)	$(48)	$368	$424	$110		$(137)		$397	$408	$(55)	$(71)	$282
Net income (loss)	$836	$540	$(64)	$1,312	$802	$610	(c)	$(131	) (b)	$1,281	$748	$203	$(50)	$901
Capital expenditures, independent
power investments and
nuclear fuel purchases	$2,007	$2,981	$31	$5,019	$1,868	$1,809		$62		$3,739	$1,711	$822	$13	$2,546
Property, plant and equipment	$27,251	$13,534	$255	$41,040	$25,686	$10,224		$242		$36,152	$24,407	$8,568	$334	$33,309
Accumulated depreciation	$10,081	$2,167	$140	$12,388	$9,848	$1,679		$126		$11,653	$9,530	$1,253	$105	$10,888
and amortization
Total assets	$24,044	$14,505	$1,574	$40,123	$22,970	$11,305		$1,547		$35,822	$22,347	$9,383	$869	$32,599
Investment in equity
method investees	$-	$216	$9	$225	$-	$361		$9		$370	$-	$320	$9	$329

____________________
(a)

FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  Residual non-utility interest charges are included in Corporate and Other.

(b)	Includes a $98 million ($60 million after-tax) impairment charge recorded at FPL FiberNet. See Note 5 - Corporate and Other.
(c)	Includes an Indonesian project gain of $97 million ($63 million after-tax). See Note 11 - FPL Energy.
(d)	FPL Energy's tax expense (benefit) includes production tax credits that were recognized based on its tax sharing agreement with FPL Group. See Note 1 - Income Taxes.

18.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Year Ended December 31, 2007				Year Ended December 31, 2006				Year Ended December 31, 2005

	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$3,646	$11,617	$15,263	$-	$3,728	$11,982	$15,710	$-	$2,323	$9,523	$11,846
Operating expenses	-	(2,926)	(10,054)	(12,980)	(23)	(3,070)	(10,520)	(13,613)	-	(2,180)	(8,176)	(10,356)
Interest charges	(19)	(458)	(285)	(762)	(21)	(428)	(257)	(706)	(25)	(366)	(202)	(593)
Other income (de-
ductions) - net	1,322	133	(1,296)	159	1,292	263	(1,268)	287	909	275	(898)	286

Income (loss) before
income taxes	1,303	395	(18)	1,680	1,248	493	(63)	1,678	884	52	247	1,183
Income tax expense
(benefit)	(9)	(75)	452	368	(33)	7	423	397	(17)	(109)	408	282

Net income (loss)	$1,312	$470	$(470)	$1,312	$1,281	$486	$(486)	$1,281	$901	$161	$(161)	$901

_____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	December 31, 2007				December 31, 2006

	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$13,790	$27,250	$41,040	$-	$10,466	$25,686	$36,152
Less accumulated depreciation and amortization	-	(2,308)	(10,080)	(12,388)	-	(1,805)	(9,848)	(11,653)

Total property, plant and equipment - net	-	11,482	17,170	28,652	-	8,661	15,838	24,499

CURRENT ASSETS
Cash and cash equivalents	-	227	63	290	-	556	64	620
Receivables	39	816	866	1,721	170	683	803	1,656
Other	12	529	1,227	1,768	10	700	1,844	2,554

Total current assets	51	1,572	2,156	3,779	180	1,939	2,711	4,830

OTHER ASSETS
Investment in subsidiaries	10,474	-	(10,474)	-	9,892	-	(9,892)	-
Other	1,632	2,121	3,939	7,692	1,166	1,748	3,579	6,493

Total other assets	12,106	2,121	(6,535)	7,692	11,058	1,748	(6,313)	6,493

TOTAL ASSETS	$12,157	$15,175	$12,791	$40,123	$11,238	$12,348	$12,236	$35,822

CAPITALIZATION
Common shareholders' equity	$10,735	$3,198	$(3,198)	$10,735	$9,930	$2,354	$(2,354)	$9,930
Long-term debt	-	6,305	4,975	11,280	-	5,377	4,214	9,591

Total capitalization	10,735	9,503	1,777	22,015	9,930	7,731	1,860	19,521

CURRENT LIABILITIES
Debt due within one year	-	1,335	1,083	2,418	-	2,112	630	2,742
Accounts payable	3	495	706	1,204	-	325	735	1,060
Other	68	700	1,368	2,136	222	685	1,617	2,524

Total current liabilities	71	2,530	3,157	5,758	222	3,122	2,982	6,326

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	504	1,653	2,157	-	248	1,572	1,820
Accumulated deferred income taxes	367	970	2,484	3,821	269	945	2,218	3,432
Regulatory liabilities	696	-	3,255	3,951	531	-	3,121	3,652
Other	288	1,668	465	2,421	286	302	483	1,071

Total other liabilities and deferred credits	1,351	3,142	7,857	12,350	1,086	1,495	7,394	9,975

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$12,157	$15,175	$12,791	$40,123	$11,238	$12,348	$12,236	$35,822

_____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2007				Year Ended December 31, 2006				Year Ended December 31, 2005

	FPL Group (Guar- antor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guar- antor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guar- antor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)
NET CASH PROVIDED BY
OPERATING ACTIVITIES	$1,031	$1,499	$1,063	$3,593	$353	$791	$1,354	$2,498	$191	$278	$1,078	$1,547

CASH FLOWS FROM
INVESTING ACTIVITIES
Capital expenditures,
independent power
investments and
nuclear fuel purchases	(12)	(3,000)	(2,007)	(5,019)	(40)	(1,833)	(1,866)	(3,739)	-	(834)	(1,712)	(2,546)
Sale of independent
power investments	-	700	-	700	-	20	-	20	-	69	-	69
Loan repayments and
capital distributions from
equity method investees	-	11	-	11	-	-	-	-	-	199	-	199
Funding of secured loan	-	-	-	-	-	-	-	-	-	(43)	-	(43)
Proceeds from termination
and sale of leveraged
leases	-	-	-	-	-	-	-	-	-	58	-	58
Other - net	(405)	(58)	193	(270)	-	(7)	(81)	(88)	(299)	195	202	98

Net cash used in
investing activities	(417)	(2,347)	(1,814)	(4,578)	(40)	(1,820)	(1,947)	(3,807)	(299)	(356)	(1,510)	(2,165)

CASH FLOWS FROM
FINANCING ACTIVITIES
Issuances of long-
term debt	-	1,969	1,230	3,199	-	2,470	938	3,408	-	803	588	1,391
Retirements of
long-term debt and
FPL preferred stock	-	(1,616)	(250)	(1,866)	-	(1,530)	(135)	(1,665)	-	(715)	(505)	(1,220)
Proceeds from purchased
Corporate Units	-	-	-	-	210	-	-	210	-	-	-	-
Payments to terminate
Corporate Units	-	-	-	-	(258)	-	-	(258)	-	-	-	-
Net change in
short-term debt	-	(292)	212	(80)	-	467	(529)	(62)	-	-	667	667
Issuances of common stock	46	-	-	46	333	-	-	333	639	-	-	639
Dividends on common stock	(654)	-	-	(654)	(593)	-	-	(593)	(544)	-	-	(544)
Other - net	(6)	458	(442)	10	(12)	(289)	327	26	(6)	323	(327)	(10)

Net cash provided by
(used in) financing
activities	(614)	519	750	655	(320)	1,118	601	1,399	89	411	423	923

Net increase (decrease) in
cash and cash equivalents	-	(329)	(1)	(330)	(7)	89	8	90	(19)	333	(9)	305
Cash and cash equivalents
at beginning of year	-	556	64	620	7	467	56	530	26	134	65	225

Cash and cash equivalents
at end of year	$-	$227	$63	$290	$-	$556	$64	$620	$7	$467	$56	$530

_____________________
(a) Represents FPL and consolidating adjustments.

19.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31 (a)		June 30 (a)		September 30 (a)		December 31 (a)

	(millions, except per share amounts)
FPL GROUP:
2007

Operating revenues (b)	$3,075		$3,929		$4,575		$3,683
Operating income (b)	$298		$664		$900		$421
Net income (b)	$150		$405		$533		$224
Earnings per share (c)	$0.38		$1.02		$1.34		$0.56
Earnings per share - assuming dilution (c)	$0.38		$1.01		$1.33		$0.56
Dividends per share	$0.41		$0.41		$0.41		$0.41
High-low common stock sales prices	$63.07	-53.72	$66.52	-56.18	$64.20	-54.61	$72.77	-60.26

2006

Operating revenues (b)	$3,584		$3,809		$4,694		$3,623
Operating income (b)	$473		$435		$872		$317	(d)
Net income (b)	$251		$236		$527		$268	(e)
Earnings per share (c)	$0.64		$0.60		$1.33		$0.68	(e)
Earnings per share - assuming dilution (c)	$0.64		$0.60		$1.32		$0.67	(e)
Dividends per share	$0.375		$0.375		$0.375		$0.375
High-low common stock sales prices	$43.42	-38.85	$41.97	-37.81	$45.87	-40.59	$55.57	-44.97

FPL:

2007

Operating revenues (b)	$2,448		$2,905		$3,445		$2,824
Operating income (b)	$247		$383		$591		$342
Net income (b)	$126		$211		$326		$173

2006

Operating revenues (b)	$2,584		$2,999		$3,513		$2,892
Operating income (b)	$246		$339		$565		$313
Net income (b)	$122		$182		$328		$170

_____________________
(a)

In the opinion of FPL Group and FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made.  Results of operations for an interim period generally will not give a true indication of results for the year.

(b)	The sum of the quarterly amounts may not equal the total for the year due to rounding.
(c)	The sum of the quarterly amounts may not equal the total for the year due to rounding and changes in weighted-average number of common shares outstanding.
(d)	Includes impairment charges. See Note 5.
(e)	Includes impairment charges and an Indonesian project gain. See Note 5 and Note 11 - FPL Energy.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2007, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

Internal Control Over Financial Reporting
(a)	Management's Annual Report on Internal Control Over Financial Reporting See Item 8. Financial Statements and Supplementary Data.
(b)	Attestation Report of the Independent Registered Public Accounting Firm See Item 8. Financial Statements and Supplementary Data.
(c)	Changes in Internal Control Over Financial Reporting

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included in FPL Group's Proxy Statement which will be filed with the SEC in connection with the 2008 Annual Meeting of Shareholders (FPL Group's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business - Executive Officers of FPL Group.

Item 11.  Executive Compensation

The information required by this item will be included in FPL Group's Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management will be included in FPL Group's Proxy Statement and is incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

FPL Group's equity compensation plan information as of December 31, 2007 is as follows:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	5,777,624	$31.72	10,075,551
Equity compensation plans not approved by security holders (a)	11,769	$16.32	-

_____________________
(a)

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item, to the extent applicable, will be included in FPL Group's Proxy Statement and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

FPL Group - The information required by this item will be included in FPL Group's Proxy Statement and is incorporated herein by reference.

FPL - The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2007 and 2006.  The amounts presented below reflect allocations from FPL Group for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2007	2006

Audit fees (a)	$2,426,000	$2,571,000
Audit-related fees (b)	169,000	252,000
Tax fees (c)	38,000	37,000
All other fees (d)	-	-

Total	$2,633,000	$2,860,000

_____________________
(a)

Audit fees consist of fees billed for professional services rendered for the audit of FPL's and FPL Group's annual consolidated financial statements for the fiscal year, the reviews of the financial statements included in FPL's and FPL Group's Quarterly Reports on Form 10-Q for the fiscal year, attestation of management's assessment of internal control over financial reporting (2006 only) and the audit of the effectiveness of internal control over financial reporting, comfort letters, consents, and other services related to SEC matters, services in connection with annual and semi-annual filings of FPL Group's financial statements with the Japanese Ministry of Finance and accounting consultations to the extent necessary for Deloitte & Touche to fulfill its responsibility under Public Company Accounting Oversight Board standards.

(b)

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FPL's and FPL Group's consolidated financial statements and are not reported under audit fees.  These fees primarily related to audits of subsidiary financial statements, comfort letters, consents and other services related to subsidiary (non-SEC registrant) financing activities, audits of employee benefit plans and consultation on accounting standards and on transactions.

(c)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. In 2007 and 2006, all tax fees paid related to tax compliance services.
(d)	All other fees consist of fees for products and services other than the services reported under the other named categories. In 2007 and 2006, there were no other fees incurred in this category.

In accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley), FPL Group's Audit Committee's pre-approval policy for services provided by the independent auditor and the Charter of the Audit Committee, all services performed by Deloitte & Touche are approved in advance by the Audit Committee.  Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year.  This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting.  Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such work.  In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work or, in cases which meet the de minimus pre-approval exception established by Sarbanes-Oxley, prior to completion of the audit.  The Audit Committee has delegated to the chairman of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting.  The Audit Committee reviews on a quarterly basis a schedule of all services for which Deloitte & Touche has been engaged and the estimated fees for those services.  In 2007, no services provided by Deloitte & Touche to FPL or allocated to FPL were approved by the Audit Committee after services were rendered pursuant to the de minimus exception established by Sarbanes-Oxley.  In 2006, approximately $5,800 (16% of total tax fees and 0.2% of total fees paid to Deloitte & Touche during 2006) of services included in the tax fees category described above were approved by the Audit Committee after the services were rendered, pursuant to the de minimus exception established by Sarbanes-Oxley.

PART IV
Item 15. Exhibits and Financial Statement Schedules
			Page(s)
(a)	1.	Financial Statements

		Management's Report on Internal Control Over Financial Reporting	48
		Attestation Report of Independent Registered Public Accounting Firm	49
		Report of Independent Registered Public Accounting Firm	50
		FPL Group:
		Consolidated Statements of Income	51
		Consolidated Balance Sheets	52
		Consolidated Statements of Cash Flows	53
		Consolidated Statements of Common Shareholders' Equity	54

		FPL:
		Consolidated Statements of Income	55
		Consolidated Balance Sheets	56
		Consolidated Statements of Cash Flows	57
		Consolidated Statements of Common Shareholder's Equity	58
		Notes to Consolidated Financial Statements	59-96

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)
Exhibit Number	Description	FPL Group	FPL

*3(i)a	Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through March 10, 2005 (filed as Exhibit 3(i) to Form S-4, File No. 333-124438)	x
*3(i)b	Amendment to FPL Group's Restated Articles of Incorporation dated July 3, 2006 (filed as Exhibit 3(i) to Form 8-K dated June 30, 2006, File No. 1-8841)	x
*3(i)c	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)d	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x

Exhibit Number	Description	FPL Group	FPL
*3(i)j	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)j to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)k	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)k to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)l	Amendment to FPL's Restated Articles of Incorporation dated February 11, 2005 (filed as Exhibit 3(i)m to Form 10-K for the year ended December 31, 2004, File No. 2-27612)		x
3(ii)a	Amended and Restated Bylaws of FPL Group, as amended through February 15, 2008	x
*3(ii)b	Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated May 1, 1992, File No. 1-3545)		x
*4(a)

Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and thirteen Supplements thereto, between FPL and Deutsche Bank Trust Company
Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File
No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a),
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
Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612;
Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to
Form 8-K dated October 10, 2007, File No. 2-27612 and Exhibit 4 to Form 8-K dated
January 16, 2008, File No. 2-27612)

		x	x
*4(b)	Indenture, dated as of June 1, 1999, between FPL Group Capital and The Bank of New York, as Trustee (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)	x

Exhibit Number	Description	FPL Group	FPL
*4(c)	Guarantee Agreement between FPL Group (as Guarantor) and The Bank of New York (as Guarantee Trustee) dated as of June 1, 1999 (filed as Exhibit 4(b) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
*4(d)	Officer's Certificate of FPL Group Capital, dated June 29, 1999, creating the 7 3/8% Debentures, Series due June 1, 2009 (filed as Exhibit 4(d) to Form 8-K dated July 16, 1999, File No. 1-8841)	x
*4(e)	Officer's Certificate of FPL Group Capital, dated August 18, 2006, creating the 5 5/8% Debentures, Series due September 1, 2011 (filed as Exhibit 4 to Form 8-K dated August 18, 2006, File No. 1-8841)	x
*4(f)

Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities)
dated as of March 1, 2004 among FPL Group Capital, FPL Group (as Guarantor)
and the Bank of New York (as Trustee) (filed as Exhibit 4(au) to Post-Effective
Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02
and 333-102173-03)

x
*4(g)

Preferred Trust Securities Guarantee Agreement between FPL Group (as Guarantor)
and The Bank of New York (as Guarantee Trustee) relating to FPL Group Capital
Trust I, dated as of March 15, 2004 (filed as Exhibit 4(aw) to Post-Effective Amendment
No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and
333-102173-03)

x
*4(h)

Amended and Restated Trust Agreement relating to FPL Group Capital Trust I, dated as of March 15, 2004 (filed as Exhibit 4(at) to Post-Effective Amendment No. 3 to
Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(i)

Agreement as to Expenses and Liabilities of FPL Group Capital Trust I, dated as of
March 15, 2004 (filed as Exhibit 4(ax) to Post-Effective Amendment No. 3 to Form S-3,
File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(j)

Officer's Certificate of FPL Group Capital and FPL Group, dated March 15, 2004, creating the 5 7/8% Junior Subordinated Debentures, Series due March 15, 2044
(filed as Exhibit 4(av) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(k)

Indenture (For Unsecured Subordinated Debt Securities) dated as of September 1,
2006, among FPL Group Capital, FPL Group (as Guarantor) and The Bank of
New York (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006,
File No. 1-8841)

x
*4(l)

Officer's Certificate of FPL Group Capital and FPL Group dated September 19, 2006, creating the Series A Enhanced Junior Subordinated Debentures due 2066
(filed as Exhibit 4(b) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(m)

Officer's Certificate of FPL Group Capital and FPL Group dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066
(filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(n)

Replacement Capital Covenant dated September 19, 2006 by FPL Group Capital and FPL Group relating to FPL Group Capital's Series A and Series B Enhanced
Junior Subordinated Debentures due 2066 (filed as Exhibit 4(d) to Form 8-K dated
September 19, 2006, File No. 1-8841)

x
*4(o)

Officer's Certificate of FPL Group Capital and FPL Group dated June 12, 2007, creating the Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a)
to Form 8-K dated June 12, 2007, File No. 1-8841)

x
*4(p)

Replacement Capital Covenant, dated June 12, 2007, by FPL Group Capital and FPL Group relating to FPL Group Capital's Series C Junior Subordinated
Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated June 12, 2007,
File No. 1-8841)

x

Exhibit Number	Description	FPL Group	FPL
*4(q)

Officer's Certificate of FPL Group Capital and FPL Group dated September 17, 2007, creating the Series D Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a)
to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(r)

Officer's Certificate of FPL Group Capital and FPL Group dated September 18, 2007, creating the Series E Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b)
to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(s)

Replacement Capital Covenant, dated September 18, 2007, by FPL Group Capital and FPL Group relating to FPL Group Capital's Series D and Series E Junior
Subordinated Debentures due 2067 (filed as Exhibit 4(c) to Form 8-K dated
September 17, 2007, File No. 1-8841)

x
*4(t)

Indenture (for Securing Senior Secured Bonds, Series A), dated May 22, 2007, among FPL Recovery Funding LLC (as Issuer) and The Bank of New York
(as Trustee and Securities Intermediary) (filed as Exhibit 4.1 to Form 8-K dated
May 22, 2007 and filed June 1, 2007, File No. 333-141357)

x
*4(u)

Warrant Agreement by and between Gexa Corp. and Highbridge/Zwirn Special
Opportunities Fund, L.P., dated as of July 8, 2004, assumed by FPL Group effective June 17, 2005 (filed by Gexa Corp. as Exhibit 4.1 to Form 8-K dated
July 8, 2004, File No. 1-31435)

x
*4(v)

Warrant Agreement by and between Gexa Corp. and Prospect Street Ventures Ltd., dated as of July 19, 2004, assumed by FPL Group effective June 17, 2005 (filed as
Exhibit 4(d) to Form 10-Q for the quarter ended June 30, 2005, File No. 1-8841)

x
*4(w)

Warrant Agreement by and between Gexa Corp. and Prospect Street Ventures I LLC, dated as of September 9, 2004, assumed by FPL Group effective June 17, 2005
(filed as Exhibit 4(e) to Form 10-Q for the quarter ended June 30, 2005, File No.
1-8841)

x
*4(x)

Form of Warrant Agreement to Purchase Shares of Common Stock of Gexa Corp.,
dated as of November 23, 2004, assumed by FPL Group effective June 17, 2005
(filed as Exhibit 4(f) to Form 10-Q for the quarter ended June 30, 2005, File No.
1-8841)

x
*10(a)	FPL Group Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997 (SERP) (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1999, File No. 1-8841)	x	x
*10(b)	Amendments #1 and 2 effective January 1, 1998 to the SERP (filed as Exhibit 10(b) to Form 10-K for the year ended December 31, 1999, File No. 1-8841)	x	x
*10(c)	Amendment #3 effective January 1, 1999 to the SERP (filed as Exhibit 10(c) to Form 10-K for the year ended December 31, 1999, File No. 1-8841)	x	x
*10(d)	Amendment #4 adopted October 13, 2005 to the SERP (filed as Exhibit 10(d) to Form 10-K for the year ended December 31, 2006, File No. 1-8841)	x	x
*10(e)	Amendment #5 adopted February 15, 2007 to the SERP (filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 2006, File No. 1-8841)	x	x
*10(f)	Supplement to the SERP as it applies to Lewis Hay, III effective March 22, 2002 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x	x
10(g)	Supplement to the SERP relating to a special credit to certain executive officers and other officers effective February 15, 2008	x	x
10(h)	Appendix C1 (revised as of February 15, 2008) to the SERP	x	x
10(i)	Supplement to the SERP effective February 15, 2008 as it applies to Armando Pimentel, Jr.	x	x

Exhibit Number	Description	FPL Group	FPL
*10(j)	FPL Group Amended and Restated Long Term Incentive Plan, as amended and restated October 13, 2006 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)	x	x
*10(k)	Form of FPL Group Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement (filed as exhibit 10(a) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(l)

Form of FPL Group Amended and Restated Long Term Incentive Plan
Performance Share Award Agreement effective February 15, 2007 (filed as
Exhibit 10(i) to Form 10-K for the year ended December 31, 2006, File No. 1-8841)

		x	x
*10(m)

Form of FPL Group Amended and Restated Long Term Incentive Plan
Performance Share Award Agreement effective February 15, 2008 (filed as
Exhibit 10(c) to Form 8-K dated February 15, 2008, File No. 1-8841)

		x	x
*10(n)	Form of FPL Group Amended and Restated Long Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10(b) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(o)	Form of FPL Group Amended and Restated Long Term Incentive Plan Restricted Stock Award Agreement (filed as Exhibit 10 to Form 8-K dated January 28, 2005, File No. 1-8841)	x	x
*10(p)

Form of FPL Group Amended and Restated Long Term Incentive Plan Restricted
Stock Award Agreement effective February 15, 2007 (filed as Exhibit 10(l) to
Form 10-K for the year ended December 31, 2006, File No. 1-8841)

		x	x
*10(q)

Form of FPL Group Amended and Restated Long Term Incentive Plan Restricted
Stock Award Agreement effective February 15, 2008 (filed as Exhibit 10(a) to
Form 8-K dated February 15, 2008, File No. 1-8841)

		x	x
*10(r)	Form of FPL Group Amended and Restated Long Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(c) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(s)	Form of FPL Group Amended and Restated Long Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(d) to Form 8-K dated December 29, 2004, File No. 1-8841)	x	x
*10(t)

Form of FPL Group Amended and Restated Long Term Incentive Plan Stock Option
Award - Non-Qualified Stock Option Agreement effective February 15, 2008 (filed as Exhibit 10(b) to Form 8-K dated February 15, 2008, File No. 1-8841)

		x	x
*10(u)	Form of FPL Group Amended and Restated Long Term Incentive Plan Deferred Stock Award Agreement (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2005, File No. 1-8841)	x	x
*10(v)	Form of FPL Group Annual Incentive Plan (filed as Exhibit 10(n) to Form 10-K for the year ended December 31, 2004, File No. 1-8841)	x	x
*10(w)	2007 FPL Group Annual Incentive Plan (filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 2006, File No. 1-8841)	x	x
*10(x)	FPL Group Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(y)	Amendment One to the FPL Group Deferred Compensation Plan effective January 1, 2007 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2007, File No. 1-8841)	x	x

Exhibit Number	Description	FPL Group	FPL
*10(z)	FPL Group Executive Long Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(aa)

FPL Group Amended and Restated Non-Employee Directors Stock Plan, as
amended and restated October 13, 2006 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)

x
*10(bb)	FPL Group 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8 dated June 14, 2007, File No. 333-143739)	x
*10(cc)	Non-Employee Director Compensation Summary effective January 1, 2008 (filed as Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 2007, File No. 1-8841)	x
*10(dd)

Form of Split Dollar Agreement between FPL Group and each of its executive officers who elect to participate, including provisions relating to Certain Officers (as of February 27, 2008 all executive officers participate except Moray P. Dewhurst, and "Certain Officers" include Armando J. Olivera and Antonio Rodriguez) (filed as Exhibit 10(s) to Form 10-K for the year ended
December 31, 2004, File No. 1-8841)

		x	x
10(ee)	Amendment to FPL Group Split Dollar Agreements	x	x
*10(ff)

Form of Executive Retention Employment Agreement between FPL Group and each of Lewis Hay, III, Armando J. Olivera and Antonio Rodriguez (filed as Exhibit 10(a)
to Form 10-Q for the quarter ended June 30, 2002, File No. 1-8841)

		x	x
*10(gg)

Form of Executive Retention Employment Agreement between FPL Group and each of Moray P. Dewhurst, John A. Stall and James L. Robo (filed as Exhibit 10(b)
to Form 10-Q for the quarter ended June 30, 2002, File No. 1-8841)

		x	x
*10(hh)

Amendment to Executive Retention Employment Agreement between FPL Group and Armando J. Olivera, dated as of October 17, 2003 (filed as Exhibit 10(a)
to Form 10-Q for the quarter ended September 30, 2003, File No. 1-8841)

		x	x
*10(ii)

Form of Executive Retention Employment Agreement between FPL Group and each of Robert H. Escoto, Robert L. McGrath, Edward F. Tancer and
F. Mitchell Davidson (filed as Exhibit 10(x) to Form 10-K for the year ended
December 31, 2004, File No. 1-8841)

		x	x
10(jj)	Form of Executive Retention Employment Agreement between FPL Group and each of Armando Pimentel, Jr. and Christopher A. Bennett	X	X
*10(kk)

Amendment dated as of December 18, 2005 to the Executive Retention Employment
Agreement dated as of June 17, 2002 by and between FPL Group and
Lewis Hay, III (filed as Exhibit 10(y) to Form 10-K for the year ended December 31,
2005, File No. 1-8841)

		x	x
*10(ll)

Amendment dated as of December 18, 2005 to the Executive Retention
Employment Agreement dated as of June 10, 2002 by and between FPL Group and Moray P. Dewhurst (filed as Exhibit 10(z) to Form 10-K for the year ended
December 31, 2005, File No. 1-8841)

		x	x
*10(mm)

Form of Amendment dated as of December 18, 2005 to the Executive Retention
Employment Agreement between FPL Group and each of Robert H. Escoto,
Robert L. McGrath, Armando J. Olivera, James L. Robo, Antonio Rodriguez,
John A. Stall and Edward F. Tancer (filed as Exhibit 10(aa) to Form 10-K for the year ended December 31, 2005, File No. 1-8841)

		x	x
*10(nn)	Employment Agreement between FPL Group and Lewis Hay, III dated February 25, 2005 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2004, File No. 1-8841)	x	x

Exhibit Number	Description	FPL Group	FPL
*10(oo)

Amendment dated as of December 15, 2005 to the Employment Agreement dated as of February 25, 2005 between FPL Group and Lewis Hay, III (filed as Exhibit
10(cc) to Form 10-K for the year ended December 31, 2005, File No. 1-8841)

		x	x
*10(pp)

Amendment dated December 15, 2006 to the Employment Agreement dated as of
February 25, 2005 between FPL Group and Lewis Hay, III (filed as Exhibit 10(ff)
to Form 10-K for the year ended December 31, 2006, File No. 1-8841)

		x	x
*10(qq)	Guarantee Agreement between FPL Group and FPL Group Capital, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
21	Subsidiaries of FPL Group	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x
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

FPL Group, Inc.
JAMES L. ROBO

James L. Robo President and Chief Operating Officer
Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 27, 2008:

LEWIS HAY, III	K. MICHAEL DAVIS

Lewis Hay, III Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	K. Michael Davis Controller and Chief Accounting Officer (Principal Accounting Officer)
MORAY P. DEWHURST

Moray P. Dewhurst Vice President and Chief Financial Officer (Principal Financial Officer)

Directors:
SHERRY S. BARRAT	OLIVER D. KINGSLEY, JR.

Sherry S. Barrat	Oliver D. Kingsley, Jr.
ROBERT M. BEALL, II	RUDY E. SCHUPP

Robert M. Beall, II	Rudy E. Schupp
J. HYATT BROWN	MICHAEL H. THAMAN

J. Hyatt Brown	Michael H. Thaman
JAMES L. CAMAREN	HANSEL E. TOOKES, II

James L. Camaren	Hansel E. Tookes, II
J. BRIAN FERGUSON	PAUL R. TREGURTHA

J. Brian Ferguson	Paul R. Tregurtha
TONI JENNINGS

Toni Jennings

FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Florida Power & Light Company

ARMANDO J. OLIVERA

Armando J. Olivera President and Director
Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 27, 2008:

LEWIS HAY, III

Lewis Hay, III Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
MORAY P. DEWHURST

Moray P. Dewhurst Senior Vice President and Chief Financial Officer and Director (Principal Financial Officer)
K. MICHAEL DAVIS

K. Michael Davis Vice President, Accounting and Chief Accounting Officer (Principal Accounting Officer)

Directors:
JAMES L. ROBO

James L. Robo ANTONIO RODRIGUEZ

Antonio Rodriguez JOHN A. STALL

John A. Stall EDWARD F. TANCER

Edward F. Tancer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securities holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.