Form 10-Q
period 2008-03-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2008-05-02
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrants are a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

FPL Group, Inc.	Large Accelerated Filer X	Accelerated Filer _____	Non-Accelerated Filer _____	Smaller Reporting Company _____
Florida Power & Light Company	Large Accelerated Filer _____	Accelerated Filer _____	Non-Accelerated Filer X	Smaller Reporting Company _____

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes _____ No X
The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at March 31, 2008: 408,119,869 shares.

As of March 31, 2008, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

These and other risk factors are included in Part I, Item 1A. Risk Factors of FPL Group's and FPL's Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).  Any forward-looking statement speaks only as of the date on which such statement is made, and FPL Group and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Website Access to U.S. Securities and Exchange Commission (SEC) Filings.  FPL Group and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on FPL Group's internet website, www.fplgroup.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  Information contained on FPL Group's website (or any of its subsidiaries' websites) is not incorporated by reference in this quarterly report on Form 10-Q.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended March 31,

	2008	2007

OPERATING REVENUES	$3,434	$3,075

OPERATING EXPENSES
Fuel, purchased power and interchange	1,726	1,672
Other operations and maintenance	642	516
Storm cost amortization	11	23
Depreciation and amortization	333	295
Taxes other than income taxes	279	271

Total operating expenses	2,991	2,777

OPERATING INCOME	443	298

OTHER INCOME (DEDUCTIONS)
Interest charges	(199)	(180)
Equity in earnings of equity method investees	14	10
Gains on disposal of assets	4	1
Allowance for equity funds used during construction	5	8
Interest income	15	23
Other - net	(3)	(4)

Total other deductions - net	(164)	(142)

INCOME BEFORE INCOME TAXES	279	156

INCOME TAXES	30	6

NET INCOME	$249	$150

Earnings per share of common stock:
Basic	$0.62	$0.38
Assuming dilution	$0.62	$0.38

Dividends per share of common stock	$0.445	$0.410

Weighted-average number of common shares outstanding:
Basic	399.1	396.8
Assuming dilution	402.0	399.7

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	March 31, 2008	December 31, 2007

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$38,810	$38,231
Nuclear fuel	1,132	1,096
Construction work in progress	1,998	1,713
Less accumulated depreciation and amortization	(12,489)	(12,388)

Total property, plant and equipment - net	29,451	28,652

CURRENT ASSETS
Cash and cash equivalents	603	290
Customer receivables, net of allowances of $18 and $24, respectively	1,327	1,496
Other receivables, net of allowances of $6 and $8, respectively	383	225
Materials, supplies and fossil fuel inventory - at average cost	836	857
Regulatory assets:
Deferred clause and franchise expenses	129	103
Securitized storm-recovery costs	60	59
Derivatives	-	117
Other	3	2
Derivatives	700	182
Other	238	448

Total current assets	4,279	3,779

OTHER ASSETS
Special use funds	3,370	3,482
Prepaid benefit costs	1,954	1,911
Other investments	415	391
Regulatory assets:
Securitized storm-recovery costs	742	756
Deferred clause expenses	6	121
Unamortized loss on reacquired debt	35	36
Other	97	95
Other	981	900

Total other assets	7,600	7,692

TOTAL ASSETS	$41,330	$40,123

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	4,690	4,670
Retained earnings	6,030	5,945
Accumulated other comprehensive income (loss)	(10)	116

Total common shareholders' equity	10,714	10,735
Long-term debt	12,304	11,280

Total capitalization	23,018	22,015

CURRENT LIABILITIES
Commercial paper	843	1,017
Current maturities of long-term debt	891	1,401
Accounts payable	1,328	1,204
Customer deposits	548	539
Accrued interest and taxes	416	351
Regulatory liabilities:
Deferred clause and franchise revenues	15	18
Derivatives	468	-
Pension	24	24
Derivatives	474	289
Other	872	915

Total current liabilities	5,879	5,758

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,186	2,157
Accumulated deferred income taxes	3,952	3,821
Regulatory liabilities:
Accrued asset removal costs	2,096	2,098
Asset retirement obligation regulatory expense difference	818	921
Pension	684	696
Other	255	236
Derivatives	402	351
Other	2,040	2,070

Total other liabilities and deferred credits	12,433	12,350

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$41,330	$40,123

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Three Months Ended March 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$249	$150
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	333	295
Nuclear fuel amortization	47	33
Recoverable storm-related costs of FPL	85	(4)
Storm cost amortization	11	23
Unrealized losses on marked to market energy contracts	36	187
Deferred income taxes	138	317
Cost recovery clauses and franchise fees	86	244
Change in prepaid option premiums	(4)	23
Equity in earnings of equity method investees	(14)	(10)
Distributions of earnings from equity method investees	1	85
Changes in operating assets and liabilities:
Customer receivables	169	56
Other receivables	13	5
Materials, supplies and fossil fuel inventory	15	66
Other current assets	(9)	(11)
Other assets	(71)	(27)
Accounts payable	128	(75)
Customer deposits	9	12
Margin cash collateral	129	101
Income taxes	(115)	(337)
Interest and other taxes	79	67
Other current liabilities	(60)	6
Other liabilities	4	(26)
Other - net	58	39

Net cash provided by operating activities	1,317	1,219

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(585)	(491)
Independent power investments	(544)	(265)
Nuclear fuel purchases	(59)	(68)
Other capital expenditures	(5)	(15)
Proceeds from sale of securities in special use funds	375	477
Purchases of securities in special use funds	(402)	(503)
Proceeds from sale of other securities	35	48
Purchases of other securities	(42)	(62)
Other - net	39	26

Net cash used in investing activities	(1,188)	(853)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,099	-
Retirements of long-term debt	(593)	(618)
Net change in short-term debt	(174)	3
Issuances of common stock	8	11
Dividends on common stock	(178)	(163)
Change in funds held for storm-recovery bond payments	19	-
Other - net	3	7

Net cash provided by (used in) financing activities	184	(760)

Net increase (decrease) in cash and cash equivalents	313	(394)
Cash and cash equivalents at beginning of period	290	620

Cash and cash equivalents at end of period	$603	$226

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended March 31,

	2008	2007

OPERATING REVENUES	$2,534	$2,448

OPERATING EXPENSES
Fuel, purchased power and interchange	1,457	1,414
Other operations and maintenance	378	329
Storm cost amortization	11	23
Depreciation and amortization	196	188
Taxes other than income taxes	248	247

Total operating expenses	2,290	2,201

OPERATING INCOME	244	247

OTHER INCOME (DEDUCTIONS)
Interest charges	(86)	(68)
Allowance for equity funds used during construction	5	8
Interest income	4	9
Other - net	(3)	(2)

Total other deductions - net	(80)	(53)

INCOME BEFORE INCOME TAXES	164	194

INCOME TAXES	56	68

NET INCOME	$108	$126

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	March 31, 2008	December 31, 2007

ELECTRIC UTILITY PLANT
Plant in service	$25,869	$25,585
Nuclear fuel	588	565
Construction work in progress	1,127	1,101
Less accumulated depreciation and amortization	(10,037)	(10,081)

Electric utility plant - net	17,547	17,170

CURRENT ASSETS
Cash and cash equivalents	451	63
Customer receivables, net of allowances of $8 and $13, respectively	713	807
Other receivables, net of allowances of $1 and $1, respectively	212	178
Materials, supplies and fossil fuel inventory - at average cost	545	583
Regulatory assets:
Deferred clause and franchise expenses	129	103
Securitized storm-recovery costs	60	59
Derivatives	-	117
Derivatives	417	83
Other	95	260

Total current assets	2,622	2,253

OTHER ASSETS
Special use funds	2,424	2,499
Prepaid benefit costs	928	907
Regulatory assets:
Securitized storm-recovery costs	742	756
Deferred clause expenses	6	121
Unamortized loss on reacquired debt	35	36
Other	76	72
Other	257	230

Total other assets	4,468	4,621

TOTAL ASSETS	$24,637	$24,044

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,318	4,318
Retained earnings	1,642	1,584

Total common shareholder's equity	7,333	7,275
Long-term debt	5,553	4,976

Total capitalization	12,886	12,251

CURRENT LIABILITIES
Commercial paper	341	842
Current maturities of long-term debt	237	241
Accounts payable	762	706
Customer deposits	541	531
Accrued interest and taxes	283	225
Regulatory liabilities:
Deferred clause and franchise revenues	15	18
Derivatives	468	-
Derivatives	8	182
Other	560	531

Total current liabilities	3,215	3,276

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,675	1,653
Accumulated deferred income taxes	2,871	2,716
Regulatory liabilities:
Accrued asset removal costs	2,096	2,098
Asset retirement obligation regulatory expense difference	818	921
Other	255	235
Other	821	894

Total other liabilities and deferred credits	8,536	8,517

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$24,637	$24,044

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Three Months Ended March 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$108	$126
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	196	188
Nuclear fuel amortization	25	23
Recoverable storm-related costs	85	(4)
Storm cost amortization	11	23
Deferred income taxes	153	109
Cost recovery clauses and franchise fees	86	244
Change in prepaid option premiums	2	23
Changes in operating assets and liabilities:
Customer receivables	94	128
Other receivables	16	16
Materials, supplies and fossil fuel inventory	38	7
Other current assets	(14)	(22)
Other assets	(49)	(34)
Accounts payable	105	(88)
Customer deposits	10	11
Margin cash collateral	92	56
Income taxes	(49)	63
Interest and other taxes	73	61
Other current liabilities	(6)	17
Other liabilities	5	(3)
Other - net	33	29

Net cash provided by operating activities	1,014	973

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(585)	(491)
Nuclear fuel purchases	(48)	(29)
Proceeds from sale of securities in special use funds	282	413
Purchases of securities in special use funds	(308)	(435)
Other - net	1	2

Net cash used in investing activities	(658)	(540)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	589	-
Retirements of long-term debt	(24)	-
Net change in short-term debt	(502)	(104)
Dividends	(50)	(350)
Change in funds held for storm-recovery bond payments	19	-

Net cash provided by (used in) financing activities	32	(454)

Net increase (decrease) in cash and cash equivalents	388	(21)
Cash and cash equivalents at beginning of period	63	64

Cash and cash equivalents at end of period	$451	$43

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2007 Form 10-K for FPL Group and FPL.  In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation.  The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Employee Retirement Benefits

FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  The cost of this SERP component is included in the determination of net periodic benefit income for pension benefits in the following table and was not material to FPL Group's financial statements for the three months ended March 31, 2008 and 2007.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.

The following table provides the components of net periodic benefit (income) cost for the plans:
	Pension Benefits		Other Benefits

	Three Months Ended March 31,		Three Months Ended March 31,

	2008	2007	2008	2007

	(millions)

Service cost	$13	$13	$1	$1
Interest cost	26	24	7	6
Expected return on plan assets	(60)	(55)	(1)	(1)
Amortization of transition obligation	-	-	1	1
Amortization of prior service benefit	(1)	(1)	-	-
Amortization of (gains) losses	(7)	(4)	-	-

Net periodic benefit (income) cost at FPL Group	$(29)	$(23)	$8	$7

Net periodic benefit (income) cost at FPL	$(21)	$(19)	$6	$6

FPL Group adopted the measurement date provisions of Statement of Financial Accounting Standards No. (FAS) 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which requires that FPL Group measure plan assets and liabilities as of its year end no later than December 31, 2008 with any resulting adjustments to plan assets, benefit obligations, and accumulated other comprehensive income or loss (AOCI) recorded to retained earnings.  FPL Group previously used a measurement date of September 30 for its pension and other benefits plans.  In lieu of remeasuring plan assets and obligations as of January 1, 2008, FPL Group elected to calculate the net periodic benefit (income) cost for the fifteen-month period from September 30, 2007 to December 31, 2008 using the September 30, 2007 measurement date.  FPL Group adopted the measurement date provisions during the three months ended March 31, 2008, and recorded an adjustment to increase 2008 beginning retained earnings by approximately $13 million representing three-fifteenths of net periodic benefit (income) cost for the fifteen-month period from September 30, 2007 to December 31, 2008. Included in the adjustment to retained earnings was approximately $1 million related to the reduction in AOCI and approximately $3 million related to the reduction in net regulatory liabilities.

2.  Derivative Instruments

Derivative instruments, when required to be marked to market under FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:
	FPL Group		FPL

	March 31,	December 31,	March 31,		December 31,

	2008	2007	2008		2007

	(millions)

Current derivative assets (a)	$700	$182	$417		$83
Noncurrent other assets	106	99	-		-
Current derivative liabilities (b)	(474)	(289)	(8)		(182)
Noncurrent derivative liabilities (c)	(402)	(351)	(3	)(d)	(5	)(d)

Total mark-to-market derivative instrument
assets (liabilities)	$(70)	$(359)	$406		$(104)

_____________________
(a)

At March 31, 2008 and December 31, 2007, FPL Group's balances reflect the netting of $60 million and $4 million ($60 million and none at FPL), respectively, in margin cash collateral received from counterparties.

(b)	At December 31, 2007, FPL Group's balances reflect the netting of $43 million ($16 million at FPL) in margin cash collateral provided to counterparties.
(c)	At December 31, 2007, FPL Group's balances reflect the netting of $1 million (none at FPL) in margin cash collateral provided to counterparties.
(d)	Included in other liabilities on FPL's condensed consolidated balance sheets.

At March 31, 2008 and December 31, 2007, FPL Group had approximately $17 million and $18 million ($6 million and none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in other current liabilities in the condensed consolidated balance sheets.  Additionally, at March 31, 2008 and December 31, 2007, FPL Group had approximately $26 million and $57 million (none and $11 million at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in other current assets in the condensed consolidated balance sheets.

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

At March 31, 2008, FPL Group had cash flow hedges with expiration dates through December 2012 for energy contract derivative instruments, and interest rate cash flow hedges with expiration dates through January 2022.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period and amounted to $(9) million and $(7) million for the three months ended March 31, 2008 and 2007, respectively.  Settlement gains and losses are included within the line items in the statements of income to which they relate.

FPL Group's unrealized mark-to-market gains (losses) on derivative transactions reflected in the condensed consolidated statements of income for consolidated subsidiaries and equity method investees are as follows:
	Three Months Ended March 31,

	2008	2007

	(millions)

Consolidated subsidiaries	$(36)	$(187)
Equity method investees	$(1)	$(1)

3.  Fair Value Measurements

Effective January 1, 2008, FPL Group and FPL adopted FAS 157, "Fair Value Measurements," which clarifies how to measure fair value and requires expanded fair value measurement disclosures.  The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, intended to disclose information about the relative reliability of fair value measurements with the highest priority being quoted prices in active markets for identical assets or liabilities.  FAS 157 was effective January 1, 2008 for financial assets and liabilities, and for any other fair value measurements made on a recurring basis.  The effects of adopting the recognition provisions of FAS 157 were not material to FPL Group and FPL.  For all other fair value measurements, FAS 157 will be effective January 1, 2009.  FPL Group and FPL are continuing to evaluate the impact of FAS 157 as it applies to non-financial assets and liabilities that are not remeasured at fair value on a recurring basis.

FPL Group and FPL utilize several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those assets and liabilities that are measured on a recurring basis.  Certain derivatives and financial instruments are valued utilizing option pricing models and take into consideration multiple inputs including commodity prices, volatility factors, discount rates and other inputs.  Additionally, when there is not a sufficient amount of observable market data, valuation models are developed that incorporate proprietary views of market factors.  FPL Group's and FPL's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table sets forth FPL Group's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level.
	As of March 31, 2008

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Margin Cash Collateral Offset	Total

	(millions)
Assets:
Special use funds:
FPL Group	$814	$2,556	(a)	$-	$-	$3,370
FPL	$128	$2,296	(a)	$-	$-	$2,424
Other investments:
FPL Group	$13	$107		$-	$-	$120	(b)
FPL	$3	$-		$-	$-	$3
Net derivative assets (liabilities):
FPL Group	$55	$152		$(217)	$(60)	$(70	)(c)
FPL	$16	$460		$(10)	$(60)	$406	(c)

_____________________
(a)

At FPL Group, approximately $1,055 million ($966 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by FPL Group or FPL.  The remaining investments are primarily comprised of fixed income securities including municipal, mortgage-backed, corporate and governmental bonds.

(b)	$4 million of current maturities are included in other current assets.
(c)	See Note 2 for a reconciliation of net derivatives to FPL Group's and FPL's condensed consolidated balance sheets.

The following table sets forth a reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs.
	Three Months Ended March 31, 2008

	FPL Group	FPL

	(millions)

Fair value of derivatives based on significant unobservable inputs	$(127)	$(10)
at January 1, 2008
Unrealized gains (losses):
Included in earnings (a)	(222)	-
Included in regulatory assets and liabilities	(1)	(1)
Settlements	(37)	1
Net transfers out	170	-

Fair value of derivatives based on significant unobservable inputs
at March 31, 2008	$(217)	$(10)

Change in unrealized gains (losses) relating to instruments
still held at March 31, 2008	$(222)	$-

_____________________
(a)	At FPL Group, $222 million of losses are reflected in operating revenues in the condensed consolidated statements of income.

Effective January 1, 2008, a subsidiary of FPL Group Capital Inc (FPL Group Capital) adopted FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," for its investments in debt securities.  The fair value of these debt securities at March 31, 2008 and December 31, 2007 were approximately $107 million and $111 million, respectively, and are primarily included in other investments in FPL Group's condensed consolidated balance sheets.  The impact of adopting FAS 159 was not material to FPL Group.

4.  Income Taxes

FPL Group's effective income tax rate for the three months ended March 31, 2008 and 2007 was approximately 10.8% and 3.9%, respectively.  The reduction from the federal statutory rate mainly reflects the benefit of production tax credits (PTCs) of approximately $67 million and $52 million, respectively, related to FPL Energy's wind projects.

FPL Group recognizes PTCs as wind energy is generated and sold based on a per kilowatt-hour (kwh) rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year.  FPL Group utilizes this method of recognizing PTCs for specific reasons, including that PTCs are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations.

5.  Comprehensive Income

FPL Group's comprehensive income is as follows:
	Three Months Ended March 31,

	2008	2007

	(millions)

Net income of FPL Group	$249	$150
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses
(net of $64 and $47 tax benefit, respectively)	(95)	(70)
Reclassification from AOCI to net income
(net of $9 and $8 tax expense, respectively)	14	11
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses
(net of $11 and $3 tax benefit, respectively)	(19)	(6)
Reclassification from AOCI to net income
(net of $0.2 and $0.6 tax benefit, respectively)	(1)	(1)
Net unrealized gains (losses) on available for sale securities
(net of $14 tax benefit and $1 tax expense, respectively)	(21)	2
Defined benefit pension and other benefits plans
(net of $1 and $0.4 tax benefit, respectively)	(1)	(1)

Comprehensive income of FPL Group	$126	$85

Approximately $105 million of after-tax losses included in FPL Group's AOCI at March 31, 2008 will be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.  AOCI is separately displayed on the condensed consolidated balance sheets of FPL Group.  FPL's comprehensive income is the same as reported net income.

6.  Common Stock

The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:
	Three Months Ended March 31,

	2008	2007

	(millions, except per share amounts)

Numerator - net income	$249	$150

Denominator:
Weighted-average number of common shares outstanding - basic	399.1	396.8
Restricted stock, performance share awards, options and warrants (a)	2.9	2.9

Weighted-average number of common shares outstanding - assuming dilution	402.0	399.7

Earnings per share of common stock:
Basic	$0.62	$0.38
Assuming dilution	$0.62	$0.38
_____________________
(a)

Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period were the end of the term of the award.  Restricted stock, performance share awards, options and warrants are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Restricted stock, performance share awards and common shares issuable upon the exercise of stock options which were not included in the denominator above due to their antidilutive effect were approximately 0.9 million and 0.2 million for the three months ended March 31, 2008 and 2007, respectively.

7.  Debt

In January 2008, FPL issued $600 million principal amount of 5.95% first mortgage bonds maturing in 2038.  The proceeds were used to repay FPL's short-term borrowings and for other corporate purposes.

In March 2008, FPL Group Capital borrowed $500 million under four separate term loan agreements.  Each of the loans bears interest at a variable rate and $100 million of the principal is due in April 2009 and the remaining $400 million of principal is due in March 2011.  The proceeds from the loans were used for general corporate purposes.  Pursuant to its guarantee agreement with FPL Group Capital, FPL Group has guaranteed the payment of these term loans and is required to maintain a minimum ratio of funded debt to total capitalization under the terms of the loan agreements.

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

At March 31, 2008, planned capital expenditures for the remainder of 2008 through 2012 were estimated as follows:
	2008	2009	2010	2011	2012	Total

FPL:	(millions)
Generation: (a)
New (b) (c) (d)	$765	$725	$650	$525	$1,130	$3,795
Existing	535	790	675	575	455	3,030
Transmission and distribution	615	1,095	1,130	1,180	1,150	5,170
Nuclear fuel	105	165	200	175	195	840
General and other	105	115	140	130	130	620

Total	$2,125	$2,890	$2,795	$2,585	$3,060	$13,455

FPL Energy:
Wind (e)	$1,515	$10	$5	$5	$5	$1,540
Nuclear (f)	215	340	370	320	245	1,490
Gas	60	100	115	35	25	335
Other	30	40	25	15	20	130

Total	$1,820	$490	$515	$375	$295	$3,495

FPL FiberNet	$15	$25	$25	$15	$15	$95

_____________________
(a)

Includes allowance for funds used during construction (AFUDC) of approximately $43 million and $55 million in 2008 and 2009, respectively, and carrying charges (equal to the pretax AFUDC rate) on construction costs recoverable through the nuclear cost recovery rule of approximately $4 million, $18 million, $51 million, $54 million and $72 million in 2008 - 2012, respectively, essentially all of which is included in new generation.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.
(c)

Excludes essentially all estimated capital costs associated with FPL Group's announced plan to invest in solar generating facilities.  These costs are not included in the table above because they are subject to, among other things, various regulatory and other approvals, as well as meeting certain performance standards on a smaller scale.

(d)

Excludes capital expenditures of approximately $600 million for the third natural gas-fired combined-cycle generating unit at West County Energy Center for the period from mid-2009 (when Siting Board approval is expected) through 2011.

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

In addition to the estimated capital expenditures listed above, FPL and FPL Energy have long-term contracts related to purchased power and/or fuel (see Contracts below).  At March 31, 2008, FPL Energy had approximately $2.2 billion in firm commitments, primarily for the purchase of wind turbines and towers, natural gas transportation, purchase and storage, firm transmission service, nuclear fuel and a portion of its projected capital expenditures.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt.

Additionally, FPL Group has announced plans to invest up to $1.5 billion in new solar generating facilities in Florida and California from 2008 to 2014, including plans by FPL to build approximately 300 mw in Florida.  FPL is evaluating a variety of solar technologies and expects to begin construction of one or more solar projects by the end of 2008.  FPL has also announced plans to invest in an advanced metering initiative that will provide enhanced energy management capabilities to FPL customers and enable FPL to develop better energy management programs.  If the advanced metering initiative is proven successful in small geographic areas, it is expected to be broadened to cover FPL's service territory.  FPL Energy has announced plans to launch a renewable energy program in 2008, with the revenue generated from this program to be used to develop renewable energy sources.  Because these projected investments are subject to, among other things, various regulatory and other approvals as well as meeting certain performance standards on a smaller scale, essentially all the costs associated with these projected investments are not included in the capital expenditures table above.

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

In April 2008, FPL filed a need petition with the Florida Public Service Commission (FPSC) to modernize its Cape Canaveral and Riviera power plants to high-efficiency natural gas-fired units.  Each plant is expected to provide approximately 1,220 mw of capacity and be in service by 2013 and 2014, respectively.  The modernization of these plants is contingent upon, among other things, FPSC approval of the third unit at FPL's West County Energy Center, which is necessary to provide adequate reserve margin until the Riviera and Cape Canaveral projects are completed.  The costs associated with these projects are not included in the capital expenditures table above.

In February 2008, a wholly-owned subsidiary of FPL Group Capital committed to lend to a third party up to $500 million under a construction and term loan for an energy-related project.  The loan provides for a single $500 million draw, which is expected to occur in late 2009.  The loan will initially bear interest at a variable rate and will be converted to a 20-year, fixed rate term loan upon completion of construction.

FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002 be recorded on the balance sheet.  At March 31, 2008, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The terms of the guarantees are equal to the terms of the related debt, with remaining terms ranging from 1 year to 10 years.  The maximum potential amount of future payments that could be required under these guarantees at March 31, 2008 was approximately $16 million.  At March 31, 2008, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of March 31, 2008.

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

Contracts - FPL has entered into long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power annually through mid-2015 and 375 mw annually thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 740 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2009 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 875 mw of power with expiration dates ranging from 2009 through 2012.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts with expiration dates through 2028 for the purchase and transportation of natural gas and coal, and storage of natural gas.

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

The required capacity and minimum payments under these contracts as of March 31, 2008 were estimated as follows:
	2008	2009	2010	2011	2012	Thereafter

FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$150	$220	$220	$210	$210	$750
Qualifying facilities (b)	$240	$320	$290	$260	$270	$2,920
Other electricity suppliers (b)	$45	$50	$10	$10	$5	$-
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$60	$90	$40	$-	$-	$-
Natural gas, including transportation and storage (c)	$3,470	$2,035	$410	$400	$400	$2,710
Coal (c)	$50	$60	$45	$10	$-	$-

FPL Energy	$1,080	$160	$90	$50	$50	$660
_____________________
(a)

Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $145 million and $151 million for the three months ended March 31, 2008 and 2007, respectively.

(b)

Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $115 million and $99 million for the three months ended March 31, 2008 and 2007, respectively.

(c)	Recoverable through the fuel clause.

In addition, FPL has entered into several long-term agreements for storage capacity and transportation of natural gas from facilities that have not yet begun, or if begun have not yet completed, construction.  These agreements range from 12 to 25 years in length and contain firm commitments by FPL totaling up to approximately $289 million annually or $6.3 billion over the terms of the agreements.  These firm commitments are contingent upon the occurrence of certain events, including approval by the Federal Energy Regulatory Commission (FERC) and completion of construction of the facilities from mid-2008 to 2011.

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

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $171 million ($96 million for FPL), plus any applicable taxes, in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $5 million and $4 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, FPL does not have insurance coverage for a substantial portion of its transmission and distribution property and FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Should FPL's future storm restoration costs exceed the reserve amount established through the May 2007 issuance of storm-recovery bonds, FPL may recover storm restoration costs, subject to prudency review by the FPSC, either through securitization provisions pursuant to Florida law or through surcharges approved by the FPSC.

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

In August 2001, Florida Municipal Power Agency (FMPA) filed with the U.S. Court of Appeals for the District of Columbia (DC Circuit) a petition for review asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for credits for transmission facilities owned by FMPA members.  This matter arose from a 1993 FPL filing of a comprehensive restructuring of its then-existing tariff structure.  All issues related to that filing were settled in September 2000 except for three issues reserved by FMPA: (i) FMPA's request for transmission credits related to the costs of its transmission facilities (the crediting issue), (ii) treatment of behind-the-meter generation and load ratio pricing for network integration transmission service (the behind-the-meter issue), and (iii) exclusions from FPL's transmission rates of the costs of FPL's facilities that fail to meet the same integration test that was applied to FMPA's facilities with respect to the crediting issue (the rate base issue).  The FERC and the DC Circuit have rejected FMPA's claim for transmission credits and exclusion of behind-the-meter generation for load ratio pricing, which would have reduced FMPA's payment obligation to FPL for network integration transmission service.

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

In December 2005, the FERC issued an order accepting FPL's April 2005 compliance filing in part, rejecting it in part, and directing the submission of a further compliance filing.  The FERC concluded that it is not clear whether FPL failed to test its non-radial facilities in a manner comparable to the way it tested FMPA's facilities.  FPL filed a rehearing request in January 2006, which the FERC denied in July 2006.  FPL filed a request for rehearing of the FERC's July 2006 order.  In September 2006, FPL made the required compliance filing, removing additional transmission facilities from rates.  In February 2008, the FERC granted FPL's request for rehearing of the July 2006 order and reconsidered the December 2005 order.  Upon reconsideration, the FERC accepted FPL's April 2005 compliance filing in full and dismissed as moot FPL's September 2006 compliance filing.  In March 2008, FPL issued refunds of approximately $4 million to FMPA and $2 million to Seminole in accordance with the FERC's February 2008 order.  FMPA has sought rehearing of the FERC's February 2008 order.  FMPA's position is that FPL's rates should be reduced by an additional $0.20 per kw per month, which would result in an additional refund obligation to FMPA of approximately $22 million, and approximately $12 million to Seminole, at March 31, 2008.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case is in discovery and has been scheduled for trial in December 2009.

In February 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint, as subsequently amended, includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs sought damages in excess of $1 million.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  Following an appeal by the plaintiffs, in April 2008, the U.S. Court of Appeals for the Eleventh Circuit affirmed the lower court's decision, thus upholding summary judgment in favor of FPL.  Plaintiffs requested reconsideration of the appeals court's decision.

In May 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint, as subsequently amended, are virtually identical to those contained in the Finestone lawsuit described above.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  Following an appeal by the plaintiffs, in April 2008, the U.S. Court of Appeals for the Eleventh Circuit affirmed the lower court's decision, thus upholding summary judgment in favor of FPL.  Plaintiffs requested reconsideration of the appeals court's decision.

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

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy was added as a defendant in 2005.  The petition alleged that the FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of renewable energy credits each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million.  The FPL Energy Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim, as amended, asserted claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and sought termination of the contract and damages.  Following a jury trial in June 2007, among other findings, both TXU and the FPL Energy Affiliates were found to have breached the contract.  In January 2008, the judge entered a ruling pursuant to which the contract is not terminated and neither party will recover any damages.

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

Other - In February 2008, a fault occurred at an FPL substation causing a system loss of about 3,400 mw of generating capacity, which left approximately 596,000 FPL customers without power.  Power was restored to approximately two-thirds of affected customers within one hour and all customers were restored within three hours.  The system loss occurred as a result of human error.  In March 2008, the Florida Reliability Coordinating Council initiated an investigation of the event and the FERC opened a nonpublic formal investigation to determine whether the event involved any violations of mandatory reliability standards.  The North American Electric Reliability Corporation is participating in both investigations.  At this time, management is unable to predict the outcome of these investigations.

9.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a competitive energy business.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:
	Three Months Ended March 31,

	2008				2007

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$2,534	$853	$47	$3,434	$2,448	$585	$42	$3,075
Operating expenses	$2,290	$657	$44	$2,991	$2,201	$538	$38	$2,777
Net income (loss) (b)	$108	$164	$(23)	$249	$126	$45	$(21)	$150

	March 31, 2008				December 31, 2007

	FPL	FPL Energy	Corporate & Other	Total	FPL	FPL Energy	Corporate & Other	Total

	(millions)

Total assets	$24,637	$15,024	$1,669	$41,330	$24,044	$14,505	$1,574	$40,123

_____________________
(a)

FPL Energy's interest charges are based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  For these purposes, the deferred credit associated with the differential membership interests sold by an FPL Energy subsidiary in December 2007 is included with debt.  Residual non-utility interest charges are included in Corporate and Other.

(b)	See Note 4 for a discussion of FPL Energy's tax benefits related to PTCs that were recognized based on its tax sharing agreement with FPL Group.

10.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interest in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income
	Three Months Ended March 31,

	2008				2007

	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

Operating revenues	$-	$902	$2,532	$3,434	$-	$629	$2,446	$3,075
Operating expenses	-	(703)	(2,288)	(2,991)	-	(578)	(2,199)	(2,777)
Interest charges	(5)	(112)	(82)	(199)	(5)	(112)	(63)	(180)
Other income (deductions) - net	256	33	(254)	35	159	24	(145)	38

Income (loss) before income taxes	251	120	(92)	279	154	(37)	39	156
Income tax expense (benefit)	2	(27)	55	30	4	(66)	68	6

Net income (loss)	$249	$147	$(147)	$249	$150	$29	$(29)	$150

_____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets
	March 31, 2008				December 31, 2007

	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$14,357	$27,583	$41,940	$-	$13,790	$27,250	$41,040
Less accumulated depreciation and amortization	-	(2,453)	(10,036)	(12,489)	-	(2,308)	(10,080)	(12,388)

Total property, plant and equipment - net	-	11,904	17,547	29,451	-	11,482	17,170	28,652

CURRENT ASSETS
Cash and cash equivalents	-	152	451	603	-	227	63	290
Receivables	195	791	724	1,710	39	816	866	1,721
Other	12	735	1,219	1,966	12	529	1,227	1,768

Total current assets	207	1,678	2,394	4,279	51	1,572	2,156	3,779

OTHER ASSETS
Investment in subsidiaries	10,380	-	(10,380)	-	10,474	-	(10,474)	-
Other	1,650	2,103	3,847	7,600	1,632	2,121	3,939	7,692

Total other assets	12,030	2,103	(6,533)	7,600	12,106	2,121	(6,535)	7,692

TOTAL ASSETS	$12,237	$15,685	$13,408	$41,330	$12,157	$15,175	$12,791	$40,123

CAPITALIZATION
Common shareholders' equity	$10,714	$3,048	$(3,048)	$10,714	$10,735	$3,198	$(3,198)	$10,735
Long-term debt	-	6,751	5,553	12,304	-	6,305	4,975	11,280

Total capitalization	10,714	9,799	2,505	23,018	10,735	9,503	1,777	22,015

CURRENT LIABILITIES
Debt due within one year	-	1,157	577	1,734	-	1,335	1,083	2,418
Accounts payable	4	561	763	1,328	3	495	706	1,204
Other	175	1,016	1,626	2,817	68	700	1,368	2,136

Total current liabilities	179	2,734	2,966	5,879	71	2,530	3,157	5,758

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	511	1,675	2,186	-	504	1,653	2,157
Accumulated deferred income taxes	368	930	2,654	3,952	367	970	2,484	3,821
Regulatory liabilities	684	-	3,169	3,853	696	-	3,255	3,951
Other	292	1,711	439	2,442	288	1,668	465	2,421

Total other liabilities and deferred credits	1,344	3,152	7,937	12,433	1,351	3,142	7,857	12,350

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$12,237	$15,685	$13,408	$41,330	$12,157	$15,175	$12,791	$40,123

_____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31,

	2008				2007

	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$184	$346	$787	$1,317	$159	$504	$556	$1,219

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power
investments and nuclear fuel purchases	-	(560)	(634)	(1,194)	(12)	(307)	(520)	(839)
Other - net	(14)	47	(27)	6	14	3	(31)	(14)

Net cash provided by (used in) investing activities	(14)	(513)	(661)	(1,188)	2	(304)	(551)	(853)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	510	589	1,099	-	-	-	-
Retirements of long-term debt	-	(569)	(24)	(593)	-	(618)	-	(618)
Net change in short-term debt	-	328	(502)	(174)	-	106	(103)	3
Issuances of common stock	8	-	-	8	11	-	-	11
Dividends on common stock	(178)	-	-	(178)	(163)	-	-	(163)
Other - net	-	(177)	199	22	(5)	(66)	78	7

Net cash provided by (used in) financing activities	(170)	92	262	184	(157)	(578)	(25)	(760)

Net increase (decrease) in cash and cash equivalents	-	(75)	388	313	4	(378)	(20)	(394)
Cash and cash equivalents at beginning of period	-	227	63	290	-	556	64	620

Cash and cash equivalents at end of period	$-	$152	$451	603	$4	$178	$44	$226

_____________________
(a)	Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2007 Form 10-K for FPL Group and FPL.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

Summary - Presented below is a summary of net income (loss) by reportable segment (see Note 9):
	Three Months Ended March 31,

	2008	2007

	(millions)

FPL	$108	$126
FPL Energy	164	45
Corporate and Other	(23)	(21)

FPL Group Consolidated	$249	$150

The decline in FPL's 2008 net income reflects higher other operations and maintenance expenses (O&M), depreciation expense and interest charges and lower AFUDC partly offset by a retail base rate increase associated with Turkey Point Unit No. 5 commencing operations and customer growth.

FPL Energy's 2008 results reflect the benefits of new investments, improved market conditions and increased gains from its full energy and capacity requirements services, partly offset by an unplanned outage at the Seabrook nuclear facility.  In addition, FPL Energy's net income for 2008 reflects net unrealized after-tax losses from non-qualifying hedges of $52 million while 2007 net income reflects $126 million of such losses.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains/losses as the underlying transactions are realized.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles.  In addition, FPL Energy's net income for 2008 includes $4 million of after-tax other than temporary impairment (OTTI) losses on securities held in FPL Energy's nuclear decommissioning funds while 2007 net income included $1 million of such losses.

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

FPL Group's management uses earnings excluding certain items (adjusted earnings), which in 2008 and 2007 were the unrealized mark-to-market effect of non-qualifying hedges and OTTI losses on securities held in FPL Energy's decommissioning funds, internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as inputs in determining whether certain performance targets are met for performance-based compensation under FPL Group's employee incentive compensation plans.  FPL Group also uses adjusted earnings when communicating its earnings outlook to investors.  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.

FPL - FPL's net income for the three months ended March 31, 2008 and 2007 was $108 million and $126 million, respectively, a decrease of $18 million.  The decline in FPL's 2008 net income reflects higher O&M, depreciation and interest charges and lower AFUDC earned on capital expenditures for FPL's power plants partly offset by a retail base rate increase associated with Turkey Point Unit No. 5 commencing operations and customer growth.

FPL's operating revenues consisted of the following:
	Three Months Ended March 31,

	2008	2007

	(millions)

Retail base	$822	$793
Fuel cost recovery	1,331	1,287
Other cost recovery clauses and pass-through costs	333	329
Other, primarily pole attachment rentals, transmission and wholesale sales
and customer-related fees	48	39

Total	$2,534	$2,448

For the three months ended March 31, 2008, an increase in the average number of customers of 0.9% increased retail base revenues by approximately $7 million while a 0.6% decrease in usage per retail customer decreased retail base revenues by approximately $3 million.  The decrease in retail usage reflects a number of factors, including weather and economic conditions.  The usage decline was partly offset by an extra day of sales in 2008, as it is a leap year.  In addition, a base rate increase resulting from Turkey Point Unit No. 5 commencing commercial operation on May 1, 2007, increased retail base revenues by approximately $25 million.

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

The retail fuel clause recovery factor declined approximately 2.3% during the second quarter of 2007 when Turkey Point Unit No. 5 was placed in service, although a typical 1,000 kwh residential bill remained the same because the previously discussed rate base increase for this unit offset the fuel clause recovery factor decline.  In January 2008, the retail fuel clause recovery factor declined approximately 1.3% in response to lower expected fuel costs.  During the three months ended March 31, 2007, FPL collected approximately $113 million of fuel revenues in excess of fuel costs resulting in a deferral of fuel revenues in the three months ended March 31, 2007.  The increase in fuel cost recovery revenues in 2008 reflects the absence of this deferral, partly offset by the declines in the fuel clause recovery factor.

In May 2007, a wholly-owned subsidiary of FPL issued storm-recovery bonds and since that time FPL has been recovering from retail customers a surcharge to repay these bonds, including interest and bond issuance costs.  Prior to the issuance of these storm-recovery bonds, FPL had been recovering from retail customers the 2004 storm restoration costs through a storm damage surcharge.  The revenues from both the 2004 storm damage surcharge and the storm-recovery bonds surcharge are included in other cost recovery clauses and pass-through costs and amounted to approximately $19 million and $23 million for the three months ended March 31, 2008 and 2007, respectively.

The major components of FPL's fuel, purchased power and interchange expense are as follows:
	Three Months Ended March 31,

	2008	2007

	(millions)

Fuel and energy charges during the period	$1,236	$1,152
Collection of previously deferred fuel costs	104	145
Other, primarily capacity charges net of any capacity deferral	117	117

Total	$1,457	$1,414

The increase in fuel and energy charges reflects approximately $91 million related to higher fuel and energy prices partly offset by approximately $7 million attributable to lower energy sales.  At March 31, 2008, approximately $96 million of fuel costs are deferred pending collection from retail customers in a subsequent period.

FPL's O&M for the three months ended March 31, 2008 increased $49 million, largely as expected, reflecting higher nuclear, fossil generation, transmission, distribution, customer service and employee benefits costs (collectively, approximately $39 million).  The increase in nuclear costs reflects plant improvement initiatives to ensure long-term reliable operations.  The fossil generation increase reflects costs associated with placing Turkey Point Unit No. 5 in service as well as costs associated with plant maintenance, while the transmission and distribution increases reflect additional reliability efforts and restoration activities as well as higher fleet vehicle fuel costs.  The customer service increase reflects higher uncollectible accounts and the employee benefit cost increase was driven by higher medical and thrift plan costs.  Other changes in O&M were primarily driven by pass-through costs which did not significantly affect net income.  Management expects O&M in 2008 to continue trending upward reflecting higher nuclear, fossil generation and customer service costs.

Depreciation and amortization expense for the three months ended March 31, 2008 increased $8 million reflecting higher depreciation on transmission and distribution facilities (approximately $5 million) to support customer growth and demand and depreciation on Turkey Point Unit No. 5 (approximately $7 million).  The remaining change in depreciation and amortization expense is primarily due to the absence of depreciation on software that has been fully depreciated.

The increase in interest charges for the three months ended March 31, 2008 reflects borrowings by FPL in the fourth quarter of 2007 and the first quarter of 2008, as well as the $652 million of storm-recovery bonds issued in May 2007.  The interest charges on the storm-recovery bonds, as well as certain other interest charges (collectively, clause interest), are essentially pass through amounts and do not significantly affect net income, as the clause interest is recovered either under cost recovery clause mechanisms or through the storm-recovery bond surcharge.  The clause interest for the three months ended March 31, 2008 and 2007 amounted to approximately $10 million and $1 million, respectively.  Average interest rates in 2008 were slightly lower than the 2007 rates.

The decrease in AFUDC for the three months ended March 31, 2008 is primarily attributable to the lack of AFUDC on Turkey Point Unit No. 5, which was placed in service in May 2007, and the steam generator and reactor head replacements at St. Lucie Unit No. 2, which were substantially completed by late 2007, partly offset by additional AFUDC on two natural gas-fired combined-cycle units of approximately 1,220 mw each at FPL's West County Energy Center in western Palm Beach County, Florida.  Interest income for the three months ended March 31, 2008 declined reflecting the cessation of interest on FPL's unrecovered balance of the storm reserve deficiency, which balance was collected upon the issuance of the storm-recovery bonds in May 2007.

In 2007, the FPSC denied FPL's need petition for two ultra super critical pulverized coal generating units in Glades County, Florida.  FPL subsequently filed a petition with the FPSC requesting authorization to defer, until the next retail base rate proceeding, approximately $35 million of preconstruction costs associated with the coal units, with amortization over a five-year period beginning when new base rates are implemented.  These costs are currently reflected in other assets on FPL Group's and FPL's condensed consolidated balance sheets.  Any portion of these costs not approved for recovery would be expensed.  A decision is expected in July 2008.

FPL is currently constructing two natural gas-fired combined-cycle units of approximately 1,220 mw each at its West County Energy Center, which units are expected to be in service by mid-2009 and 2010.  FPL is proposing to build a third natural gas-fired combined-cycle unit of approximately 1,220 mw at the same site that, if approved, would be operational in 2011.  In addition, FPL is in the process of adding approximately 400 mw of baseload capacity at its existing nuclear units at St. Lucie and Turkey Point, which capacity is projected to be in service by the end of 2012.

In March 2008, the FPSC approved FPL's need petition for two additional nuclear units at its Turkey Point site with projected in-service dates between 2018 and 2020, which are expected to total between 2,200 mw and 3,040 mw of baseload capacity.  Additional approvals from other regulatory agencies will be required later in the process.  The FPSC's nuclear cost recovery rule provides for the recovery of prudently incurred pre-construction costs and carrying charges (equal to the pretax AFUDC rate) on construction costs for new nuclear capacity through levelized charges under the capacity clause.  The same rule provides for the recovery of construction costs, once the new capacity goes into service, through a base rate increase.  As part of the FPSC's approval of the addition of approximately 400 mw of baseload capacity to FPL's existing nuclear units, FPL received approval to recover costs associated with the project through the nuclear cost recovery rule.

In April 2008, FPL filed a need petition with the FPSC to modernize its Cape Canaveral and Riviera power plants to high-efficiency natural gas-fired units.  Each plant is expected to provide approximately 1,220 mw of capacity and be in service by 2013 and 2014, respectively.  The modernization of these plants is contingent upon, among other things, FPSC approval of the third unit at FPL's West County Energy Center, which is necessary to provide adequate reserve margin until the Riviera and Cape Canaveral projects are completed.

FPL Energy - FPL Energy's net income for the three months ended March 31, 2008 and 2007 was $164 million and $45 million, respectively, an increase of $119 million.  The primary drivers, on an after-tax basis, of this increase were as follows:
Increase (Decrease)

Three Months Ended March 31, 2008

(millions)

New investments (a)	$31
Existing assets (a)	14
Full energy and capacity requirements services and trading	12
Restructuring activities and asset sales	(1)
Interest expense, differential membership costs and other	(8)
Change in unrealized mark-to-market non-qualifying hedge activity (b)	74
Change in OTTI losses on securities held in nuclear decommissioning funds	(3)

Net income increase	$119

____________________
(a)

Includes PTCs on wind projects but does not include allocation of interest expense or corporate general and administrative expenses.  See Note 4.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	For discussion of derivative instruments, see Note 2 and Summary above.

The increase in FPL Energy's results from new investments reflects the addition of over 2,100 mw of wind and nuclear generation during or after the first quarter of 2007.  FPL Energy's existing asset portfolio benefited from improved market conditions in the New England Power Pool (NEPOOL), Electric Reliability Council of Texas (ERCOT) and PJM Interconnection, L.L.C. (PJM) regions, partly offset by the impact of an unplanned outage at the Seabrook nuclear facility.  Results in PJM also benefited from a new FERC-approved forward capacity market that began in June 2007.

FPL Energy's first quarter 2008 financial results benefited from increased gains from its full energy and capacity requirements services and trading activities.  Full energy and capacity requirements services include load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.

For the quarter ended March 31, 2008, FPL Energy recorded approximately $52 million of after-tax net unrealized mark-to-market losses on non-qualifying hedge activity compared to $126 million of such losses for the quarter ended March 31, 2007.  The change in unrealized mark-to-market activity for 2008 compared to 2007 is primarily attributable to increased forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized during the first quarter of 2008.  In addition, FPL Energy's net income for 2008 includes $4 million of after-tax OTTI losses on securities held in FPL Energy's nuclear decommissioning funds while 2007 net income included $1 million of such losses.

FPL Energy's operating revenues for the quarter ended March 31, 2008 increased $268 million.  The majority of this increase reflects lower unrealized mark-to-market losses on non-qualifying hedge activity, which totaled approximately $205 million for the quarter ended March 31, 2008 compared to $363 million of such losses in the 2007 period.  The remaining increase in operating revenues is primarily due to project additions, favorable market conditions in the NEPOOL and ERCOT regions and the impact of a refueling outage at Duane Arnold in the prior year, partially offset by the impact of an unplanned outage at the Seabrook nuclear facility.

FPL Energy's operating expenses for the quarter ended March 31, 2008 increased $119 million.  A portion of this increase reflects lower unrealized mark-to-market gains on non-qualifying hedge activity, which totaled approximately $124 million for the quarter ended March 31, 2008 compared to $165 million of such gains in the 2007 period, which are reflected in fuel, purchased power and interchange expense in FPL Group's condensed consolidated statements of income.  The remaining increase in operating expenses is primarily due to project additions.

FPL Group's effective income tax rate for the three months ended March 31, 2008 and 2007 reflects PTCs for wind projects at FPL Energy.  PTCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $67 million and $52 million for the three months ended March 31, 2008 and 2007, respectively.  See Note 4.

FPL Energy expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  FPL Energy plans to add a total of 7,000 mw to 9,000 mw of new wind generation from 2008 to 2012 and expects to add approximately 1,100 mw to 1,300 mw of wind capacity in 2008.  Through April 30, 2008, construction has been competed on approximately 186 mw of new projects and an additional 525 mw are under construction and are expected to reach commercial operation by the end of 2008.  In addition, FPL Energy expects to add 200 mw to 400 mw of solar generation by 2012.  The planned wind and solar expansions are subject to, among other things, continued public policy support.  In April 2008, FPL Energy entered into an agreement to purchase 85 mw of operating wind plants in Canada.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, the operating results of FPL FiberNet and other business activities as well as corporate interest income and expenses.  Corporate and Other allocates interest charges to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  For these purposes, the deferred credit associated with the differential membership interests sold by an FPL Energy subsidiary in December 2007 is included with debt.  Each subsidiary's income taxes are calculated based on the "separate return method," except that tax benefits that could not be utilized on a separate return basis, but are utilized on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or detriments are recorded at Corporate and Other.  The major components of Corporate and Other's results, on an after-tax basis, are as follows:
	Three Months Ended March 31,

	2008	2007

	(millions)

Interest expense	$(24)	$(24)
Interest income	1	4
Federal and state tax expenses	(2)	(5)
Other	2	4

Net loss	$(23)	$(21)

The decline in interest income reflects the absence of interest recorded in the prior year on unrecognized tax benefits in accordance with FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  The federal and state tax expenses represent primarily consolidating tax adjustments.  Other includes all other corporate income and expenses as well as other business activities and reflects additional corporate expenses and unrealized mark-to-market losses on certain investment securities.

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

Cash Flow - The changes in cash and cash equivalents are summarized as follows:
	FPL Group		FPL

	Three Months Ended March 31,

	2008	2007	2008	2007

	(millions)

Net cash provided by operating activities	$1,317	$1,219	$1,014	$973
Net cash used in investing activities	(1,188)	(853)	(658)	(540)
Net cash provided by (used in) financing activities	184	(760)	32	(454)

Net increase (decrease) in cash and cash equivalents	$313	$(394)	$388	$(21)

FPL Group's cash and cash equivalents increased for the three months ended March 31, 2008 reflecting cash generated by net income, the receipt of cash from the net issuance of long-term debt, the return and receipt of margin cash collateral from counterparties, storm-related insurance proceeds, a decrease in customer receivables and an increase in accounts payable.  These inflows were partially offset by capital investments, the payment of common stock dividends to FPL Group shareholders and a net decrease in short-term debt.

FPL Group's cash flows from operating activities for the three months ended March 31, 2008 reflect cash generated by net income, the return of margin cash collateral from FPL's and FPL Energy's counterparties, the receipt of margin cash collateral from FPL's counterparties, storm-related insurance proceeds, a decrease in customer receivables at both FPL and FPL Energy and an increase in accounts payable primarily at FPL.

FPL Group's cash flows from investing activities for the three months ended March 31, 2008 reflect capital investments of approximately $585 million by FPL to expand and enhance its electric system and generating facilities to continue to provide reliable service to meet the power needs of present and future customers and investments in independent power projects of approximately $544 million.  FPL Group's cash flows from investing activities also includes amounts related to the purchase and sale of restricted securities held in the special use funds, including the reinvestment of fund earnings and new contributions by FPL Energy, as well as other investment activity, primarily at FPL Group Capital.

During the three months ended March 31, 2008, FPL Group generated proceeds from financing activities, net of related issuance costs, of approximately $1.1 billion, including the following debt issuances:
Company	Debt Issued	Interest Rate(s)	Principal Amount	Maturity Date(s)

			(millions)

FPL	First mortgage bonds	5.95%	$600	2038
FPL Group Capital	Term loans	variable	500	2009 - 2011

			$1,100

During the three months ended March 31, 2008, FPL Group paid approximately $945 million in connection with financing activities, including $506 million for FPL Group Capital debt maturities, principal repayment on FPL Energy subsidiary debt, principal repayment on FPL subsidiary storm-recovery bonds, a net decrease in short-term debt (net of a $328 million increase at FPL Group Capital and a $502 million decrease at FPL) and the payment of dividends on FPL Group's common stock.  In January 2008, an indirect wholly-owned subsidiary of FPL Energy entered into an interest rate swap agreement to pay a fixed rate of 3.2050% on $195 million of its variable rate limited recourse debt in order to mitigate cash flow exposure.

The net decrease in FPL Group's cash and cash equivalents for the three months ended March 31, 2007 reflects payment for capital expenditures by FPL, capital investments by FPL Energy, maturing debentures and common stock dividends.  These outflows were partially offset by the receipt of cash for the recovery of fuel costs, the return of margin cash collateral posted in prior periods with FPL's and FPL Energy's counterparties and a distribution from Karaha Bodas Company, LLC as a result of a court judgment.

Guarantees and Letters of Credit - FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At March 31, 2008, FPL Group had standby letters of credit of approximately $603 million ($17 million for FPL) and approximately $8,945 million notional amount of guarantees ($648 million for FPL), of which approximately $6,335 million ($17 million for FPL) have expirations within the next five years.  An aggregate of approximately $284 million of the standby letters of credit at March 31, 2008 were issued under FPL Group Capital's credit facilities.  See Available Liquidity below.  These letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt-related reserves, nuclear activities, the commercial paper program of FPL's consolidated variable interest entity from which it leases nuclear fuel and other contractual agreements.  Each of FPL Group and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit and guarantees.  At March 31, 2008, FPL Group and FPL did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  See Note 8 - Commitments.

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

Available Liquidity - At March 31, 2008, FPL Group's total available net liquidity was approximately $7.1 billion, of which FPL's portion was approximately $3.2 billion.  The components of each company's net available liquidity at March 31, 2008 were as follows:
	FPL	FPL Group Capital	FPL Group Consoli- dated	Maturity Date

				FPL	FPL Group Capital

	(millions)

Bank revolving lines of credit (a)	$2,500	$4,000	$6,500	(b)	(b)
Less letters of credit	-	284	284

	2,500	3,716	6,216

Revolving term loan facility	250	-	250	2011
Less borrowings	-	-	-

	250	-	250

Cash and cash equivalents	451	152	603

Net available liquidity	$3,201	$3,868	$7,069

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

(b)

Approximately $17 million of FPL's and $40 million of FPL Group Capital's bank revolving lines of credit expire in 2012.  The remaining portion of bank revolving lines of credit for FPL and FPL Group Capital expire in 2013.

FPL Group (which guarantees the payment of FPL Group Capital's credit facilities pursuant to a 1998 guarantee agreement) is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL Group Capital's credit facility.  FPL is required to maintain a minimum ratio of funded debt to total capitalization under the terms of FPL's credit facility and revolving term loan facility.  At March 31, 2008, each of FPL Group and FPL was in compliance with its respective ratio.

In addition, at March 31, 2008, FPL had restricted funds set aside (included in special use funds on FPL Group's and FPL's condensed consolidated balance sheets) that provide FPL the capacity to absorb up to approximately $217 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.  Also, an indirect wholly-owned subsidiary of FPL Energy has established a $100 million letter of credit facility which expires in 2017 and serves as security for certain obligations under commodity hedge agreements entered into by the subsidiary.

Shelf Registration - In September 2006, FPL Group, FPL Group Capital, FPL and certain affiliated trusts filed a shelf registration statement with the SEC for an unspecified amount of securities.  The amount of securities issuable by the companies is established from time to time by their respective board of directors.  As of May 1, 2008, securities that may be issued under the registration statement, as subsequently amended, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, first mortgage bonds, preferred trust securities, common stock, stock purchase contracts, stock purchase units, preferred stock and guarantees related to certain of those securities.  As of May 1, 2008, FPL Group and FPL Group Capital had $2.5 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $900 million of board-authorized available capacity.

Accumulated Other Comprehensive Income (Loss)

FPL Group's total other comprehensive income (loss) activity is as follows:
	Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,

	2008				2007

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits	Other	Total

	(millions)

Balances at December 31 of prior year	$(81)	$143	$54	$116	$(25)	$98	$42	$115
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses (net of $64
and $47 tax benefit, respectively)	(95)	-	-	(95)	(70)	-	-	(70)
Reclassification from AOCI to net income (net of $9
and $8 tax expense, respectively)	14	-	-	14	11	-	-	11
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses (net of $11
and $3 tax benefit, respectively)	(19)	-	-	(19)	(6)	-	-	(6)
Reclassification from AOCI to net income (net of $0.2 and $0.6
tax benefit, respectively)	(1)	-	-	(1)	(1)	-	-	(1)
Net unrealized gains (losses) on available for sale securities
(net of $14 tax benefit and $1 tax expense, respectively)	-	-	(21)	(21)	-	-	2	2
Reclassification from AOCI to retained earnings	-	-	(1)	(1)	-	-	-	-
Defined benefit pension and other benefits plans
(net of $2 and $0.4 tax benefit, respectively)	-	(3)	-	(3)	-	(1)	-	(1)

Balances at March 31	$(182)	$140	$32	$(10)	$(91)	$97	$44	$50

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

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2008 were as follows:
		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)

Fair value of contracts outstanding at December 31, 2007	$2	$(138)	$(109)	$(119)	$(364)
Reclassification to realized at settlement of contracts	6	(45)	23	73	57
Effective portion of changes in fair value recorded in OCI	-	-	(159)	-	(159)
Ineffective portion of changes in fair value recorded in earnings	-	(9)	-	-	(9)
Changes in fair value excluding reclassification to realized	48	(32)	-	510	526

Fair value of contracts outstanding at March 31, 2008	56	(224)	(245)	464	51
Net option premium payments (receipts)	(21)	21	-	-	-
Net cash collateral received	-	-	-	(60)	(60)

Total mark-to-market energy contract net assets (liabilities) at
March 31, 2008	$35	$(203)	$(245)	$404	$(9)

FPL Group's total mark-to-market energy contract net assets (liabilities) at March 31, 2008 shown above are included in the condensed consolidated balance sheet as follows:
March 31, 2008

(millions)

Current derivative assets	$700
Noncurrent other assets	106
Current derivative liabilities	(449)
Noncurrent derivative liabilities	(366)

FPL Group's total mark-to-market energy contract net assets (liabilities)	$(9)

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2008 were as follows:
	Maturity

	2008	2009	2010	2011	2012	Thereafter	Total

	(millions)
Trading:
Quoted prices in active markets for identical assets	$16	$30	$7	$1	$-	$-	$54
Significant other observable inputs	109	11	6	3	1	-	130
Significant unobservable inputs	(87)	(27)	(17)	2	-	1	(128)

Total	38	14	(4)	6	1	1	56

Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	18	(9)	(5)	-	1	-	5
Significant other observable inputs	20	16	(30)	(33)	(29)	(94)	(150)
Significant unobservable inputs	(72)	1	(5)	(1)	(1)	(1)	(79)

Total	(34)	8	(40)	(34)	(29)	(95)	(224)

Owned Assets - OCI:
Quoted prices in active markets for identical assets	(13)	(2)	-	-	(4)	-	(19)
Significant other observable inputs	(92)	(93)	(32)	(12)	3	-	(226)
Significant unobservable inputs	-	-	-	-	-	-	-

Total	(105)	(95)	(32)	(12)	(1)	-	(245)

Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	16	-	-	-	-	-	16
Significant other observable inputs	458	-	-	-	-	-	458
Significant unobservable inputs	(5)	(5)	-	-	-	-	(10)

Total	469	(5)	-	-	-	-	464

Total sources of fair value	$368	$(78)	$(76)	$(40)	$(29)	$(94)	$51

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2007 were as follows:
		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)

Fair value of contracts outstanding at December 31, 2006	$5	$8	$(56)	$(921)	$(964)
Reclassification to realized at settlement of contracts	(3)	(81)	18	274	208
Value of contracts purchased/previously not consolidated	-	23	-	-	23
Effective portion of changes in fair value recorded in OCI	-	-	(116)	-	(116)
Ineffective portion of changes in fair value recorded in earnings	-	(7)	-	-	(7)
Changes in fair value excluding reclassification to realized	3	(122)	-	266	147

Fair value of contracts outstanding at March 31, 2007	5	(179)	(154)	(381)	(709)
Net option premium payments	-	15	-	122	137

Total mark-to-market energy contract net assets (liabilities) at
March 31, 2007	$5	$(164)	$(154)	$(259)	$(572)

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of March 31, 2008 and December 31, 2007, the VaR figures were as follows:
	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2007	$-	$6	$6	$51	$31	$37	$51	$28	$39
March 31, 2008	$-	$3	$3	$81	$57	$34	$81	$54	$35

Average for the period ended
March 31, 2008	$-	$4	$4	$53	$37	$30	$53	$35	$32

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

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:
	March 31, 2008			December 31, 2007

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)
FPL Group:
Long-term debt, including current maturities	$13,195	$13,181	(a)	$12,681	$12,642	(a)
Fixed income securities:
Special use funds	$2,048	$2,048	(b)	$2,025	$2,025	(b)
Other investments	$107	$107	(b)	$111	$111	(b)
Interest rate swaps - net unrealized gain (loss)	$(61)	$(61	) (c)	$(28)	$(28	) (c)

FPL:
Long-term debt, including current maturities	$5,790	$5,764	(a)	$5,217	$5,185	(a)
Fixed income securities:
Special use funds	$1,461	$1,461	(b)	$1,436	$1,436	(b)
_____________________
(a)	Based on market prices provided by external sources.
(b)	Based on quoted market prices for these or similar issues.
(c)	Based on market prices modeled internally.

The special use funds of FPL Group and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of FPL Group's and FPL's nuclear power plants.  A portion of these funds is invested in fixed income debt securities carried at their market value.  At FPL, adjustments to market value result in a corresponding adjustment to the related liability accounts based on current regulatory treatment.  The market value adjustments of FPL Group's non-rate regulated operations result in a corresponding adjustment to OCI, except for impairments deemed to be other than temporary which are reported in current period earnings.  Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates.  The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not scheduled to begin until at least 2014 (2032 at FPL).

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At March 31, 2008, the estimated fair value for FPL Group interest rate swaps was as follows:
Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value

(millions)						(millions)

Cash flow hedges - FPL Energy:
$164	February 2005	June 2008	4.255%	Variable	(a)	$(1)
$66	December 2003	December 2017	4.245%	Variable	(a)	(2)
$22	April 2004	December 2017	3.845%	Variable	(a)	-
$207	December 2005	November 2019	4.905%	Variable	(a)	(13)
$508	January 2007	January 2022	5.390%	Variable	(b)	(43)
$184	January 2008	September 2011	3.2050%	Variable	(a)	(2)

Total interest rate hedges						$(61)

____________________
(a)	Three-month London InterBank Offered Rate (LIBOR)
(b)	Six-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $689 million ($301 million for FPL) at March 31, 2008.

Equity price risk - Included in the nuclear decommissioning reserve funds of FPL Group are marketable equity securities carried at their market value of approximately $1,320 million and $1,456 million ($962 million and $1,063 million for FPL) at March 31, 2008 and December 31, 2007, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $132 million ($96 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at March 31, 2008.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of March 31, 2008, nearly 100% of FPL Group's and FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

FPL Group and FPL are parties to various lawsuits in the ordinary course of their respective businesses.  For information regarding material lawsuits, see Item 3. Legal Proceedings and Note 16 - Litigation to Consolidated Financial Statements in the 2007 Form 10-K for FPL Group and FPL and Note 8 - Litigation herein.  Such descriptions are incorporated herein by reference.

Item 1A.  Risk Factors

There were no material changes from the risk factors disclosed in FPL Group's and FPL's 2007 Form 10-K.  The factors discussed in Part I, Item 1A. Risk Factors in FPL Group's and FPL's 2007 Form 10-K, as well as other information set forth in this report, which could materially affect FPL Group's and FPL's businesses, financial condition and/or future operating results should be carefully considered.  The risks described in FPL Group's and FPL's 2007 Form 10-K are not the only risks facing FPL Group and FPL.  Additional risks and uncertainties not currently known to FPL Group or FPL, or that are currently deemed to be immaterial, also may materially adversely affect FPL Group's or FPL's business, financial condition and/or future operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases made by FPL Group of its common stock:
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

1/1/08 - 1/31/08	3,388	$66.54	-	20,000,000
2/1/08 - 2/29/08	69,415	$64.71	-	20,000,000
3/1/08 - 3/31/08	8,887	$60.62	-	20,000,000

Total	81,690		-

_____________________
(a)

Represents:  (1) shares of common stock purchased from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the FPL Group, Inc. Amended and Restated Long Term Incentive Plan; and (2) shares of common stock purchased in February 2008 as a reinvestment of dividends and interest thereon by the trustee of a grantor trust in connection with FPL Group's obligations under grants of retirement share awards in February 2006 to two executive officers.

(b)

In February 2005, FPL Group's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was ratified and confirmed by the Board of Directors in December 2005.

Item 5.  Other Information
(a)	None
(b)	None
(c)	Other Events

Reference is made to Item 1. Business - FPL Group - Environmental, Item 1. Business - FPL Operations - Environmental and Item 1. Business - FPL Energy Operations - Environmental in the 2007 Form 10-K for FPL Group and FPL.

Revisions to the National Ambient Air Quality Standards for Ozone - In March 2008, the EPA issued a final rule establishing a new standard for ground-level ozone at 75 parts per billion. States are required to (i) obtain designation of non-attainment areas by 2010, (ii) develop plans to meet the attainment standard by 2013 and (iii) begin meeting the attainment standard between 2013 and 2030 based on non-attainment severity.  Generating facilities located in areas designated as non-attainment may be required to add additional pollution control equipment.  A review of recent ozone monitoring data indicates that FPL's Manatee, Sanford and Cape Canaveral plants may be located in non-attainment areas, or areas projected to be in non-attainment.  Other FPL plants could be affected if more areas within Florida are designated as non-attainment. FPL would seek recovery through the environmental compliance cost recovery clause for compliance costs associated with this rule.  FPL Energy's generating facilities are not expected to be materially affected.

Clean Water Act Section 316(b) - The EPA's rule relating to compliance with Section 316(b) of the Clean Water Act was suspended in 2007 following a ruling by the U.S. Court of Appeals for the Second Circuit, which eliminated several methods of complying with the rule.  One such method allows the EPA to perform a cost-benefit analysis in determining the best technology available for minimizing adverse environmental impacts from the use of large cooling water intake systems at existing power plants.  In April 2008, the U.S. Supreme Court agreed to review the Second Circuit's ruling prohibiting the EPA from considering the cost-benefit analysis.  Although the EPA has initiated new Section 316(b) rulemaking consistent with the Second Circuit's ruling, a new rule may be delayed until after the U.S. Supreme Court makes its decision, which is not expected until 2009.

Item 6.  Exhibits

Exhibit Number	Description	FPL Group	FPL
*3(i)a	Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through March 10, 2005 (filed as Exhibit 3(i) to Form S-4, File No. 333-124438)	x
*3(i)b	Amendment to FPL Group's Restated Articles of Incorporation dated July 3, 2006 (filed as Exhibit 3(i) to Form 8-K dated June 30, 2006, File No. 1-8841)	x
*3(i)c	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)d	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x

Exhibit Number	Description	FPL Group	FPL
*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)j	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)j to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)k	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)k to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)l	Amendment to FPL's Restated Articles of Incorporation dated February 11, 2005 (filed as Exhibit 3(i)m to Form 10-K for the year ended December 31, 2004, File No. 2-27612)		x
*3(ii)a	Amended and Restated Bylaws of FPL Group, as amended through February 15, 2008 (filed as Exhibit 3(ii)a to Form 10-K for the year ended December 31, 2007, File No. 1-8841)	x
*3(ii)b	Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated May 1, 1992, File No. 1-3545)		x
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
Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612;
Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to
Form 8-K dated October 10, 2007, File No. 2-27612 and Exhibit 4 to Form 8-K dated
January 16, 2008, File No. 2-27612)

		x	x

Exhibit Number	Description	FPL Group	FPL
*10(a)

Supplement to the FPL Group Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997 (SERP) relating to a special credit to certain executive officers and other officers effective February 15, 2008 (filed as Exhibit 10(g)
to Form 10-K for the year ended December 31, 2007, File No. 1-8841)

		x	x
*10(b)	Appendix C1 (revised as of February 15, 2008) to the SERP (filed as Exhibit 10(h) to Form 10-K for the year ended December 31, 2007, File No. 1-8841)	x	x
*10(c)	Supplement to the SERP effective February 15, 2008 as it applies to Armando Pimentel, Jr. (filed as Exhibit 10(i) to Form 10-K for the year ended December 31, 2007, File No. 1-8841)	x	x
*10(d)

Form of FPL Group Amended and Restated Long Term Incentive Plan
Performance Share Award Agreement effective February 15, 2008 (filed as
Exhibit 10(c) to Form 8-K dated February 15, 2008, File No. 1-8841)

		x	x
*10(e)

Form of FPL Group Amended and Restated Long Term Incentive Plan Restricted
Stock Award Agreement effective February 15, 2008 (filed as Exhibit 10(a) to
Form 8-K dated February 15, 2008, File No. 1-8841)

		x	x
*10(f)

Form of FPL Group Amended and Restated Long Term Incentive Plan Non-Qualified
Stock Option Agreement effective February 15, 2008 (filed as Exhibit 10(b) to Form 8-K dated February 15, 2008, File No. 1-8841)

		x	x
*10(g)	Non-Employee Director Compensation Summary effective January 1, 2008 (filed as Exhibit 10(c) to Form 10-Q for the quarter ended September 30, 2007, File No. 1-8841)	x
*10(h)

Form of Executive Retention Employment Agreement between FPL Group and each of Armando Pimentel, Jr. and Christopher A. Bennett (filed as Exhibit 10(jj)
to Form 10-K for the year ended December 31, 2007, File No. 1-8841)

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

Date: May 1, 2008

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)