Form 10-Q
period 2008-06-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2008-08-01
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes _____ No X
The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at June 30, 2008: 408,489,991 shares.

As of June 30, 2008, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

  FPL Group's competitive energy business is subject to risks, many of which are beyond the control of FPL Group, including, but not limited to, the ability to efficiently develop and operate generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power, that may reduce the revenues and adversely impact the results of operations and financial condition of FPL Group.

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

  Weather affects FPL Group's and FPL's results of operations, as can the impact of severe weather.  Weather conditions directly influence the demand for electricity and natural gas, affect the price of energy commodities, and can affect the production of electricity at power generating facilities.

  FPL Group and FPL are subject to costs and other potentially adverse effects of legal and regulatory proceedings, as well as regulatory compliance and changes in or additions to applicable tax laws, rates or policies, rates of inflation, accounting standards, securities laws and corporate governance requirements.

  Threats of terrorism and catastrophic events that could result from terrorism, cyber attacks, or individuals and/or groups attempting to disrupt FPL Group's and FPL's business may impact the operations of FPL Group and FPL in unpredictable ways.

  The ability of FPL Group and FPL to obtain insurance and the terms of any available insurance coverage could be adversely affected by national, state or local events and company-specific events.

  FPL Group and FPL are subject to employee workforce factors that could adversely affect the businesses and financial condition of FPL Group and FPL.

These and other risk factors are included in Part I, Item 1A. Risk Factors of FPL Group's and FPL's Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K), and investors should refer to that section of the 2007 Form 10-K.  Any forward-looking statement speaks only as of the date on which such statement is made, and FPL Group and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Website Access to U.S. Securities and Exchange Commission (SEC) Filings.  FPL Group and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on FPL Group's internet website, www.fplgroup.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  Information on FPL Group's website (or any of its subsidiaries' websites) is not incorporated by reference in this Form 10-Q.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

OPERATING REVENUES	$3,585	$3,929	$7,020	$7,004

OPERATING EXPENSES
Fuel, purchased power and interchange	1,964	2,106	3,690	3,778
Other operations and maintenance	651	561	1,293	1,077
Storm cost amortization	15	19	25	42
Depreciation and amortization	344	308	677	604
Taxes other than income taxes	298	271	578	541

Total operating expenses	3,272	3,265	6,263	6,042

OPERATING INCOME	313	664	757	962

OTHER INCOME (DEDUCTIONS)
Interest expense	(195)	(178)	(393)	(358)
Equity in earnings of equity method investees	26	22	40	31
Gains (losses) on disposal of assets	3	(1)	7	-
Allowance for equity funds used during construction	8	5	13	13
Interest income	21	23	36	46
Other - net	(16)	(3)	(20)	(6)

Total other deductions - net	(153)	(132)	(317)	(274)

INCOME BEFORE INCOME TAXES	160	532	440	688

INCOME TAX EXPENSE (BENEFIT)	(49)	127	(18)	133

NET INCOME	$209	$405	$458	$555

Earnings per share of common stock:
Basic	$0.52	$1.02	$1.15	$1.40
Assuming dilution	$0.52	$1.01	$1.14	$1.39

Dividends per share of common stock	$0.445	$0.41	$0.89	$0.82

Weighted-average number of common shares outstanding:
Basic	399.8	397.6	399.5	397.2
Assuming dilution	402.6	400.4	402.3	400.0

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	June 30, 2008	December 31, 2007

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$39,637	$38,231
Nuclear fuel	1,145	1,096
Construction work in progress	2,400	1,713
Less accumulated depreciation and amortization	(12,683)	(12,388)

Total property, plant and equipment - net	30,499	28,652

CURRENT ASSETS
Cash and cash equivalents	424	290
Customer receivables, net of allowances of $21 and $24, respectively	1,680	1,496
Other receivables, net of allowances of $6 and $8, respectively	348	225
Materials, supplies and fossil fuel inventory - at average cost	1,096	857
Regulatory assets:
Deferred clause and franchise expenses	518	103
Securitized storm-recovery costs	61	59
Derivatives	-	117
Other	4	2
Derivatives	1,066	182
Other	291	448

Total current assets	5,488	3,779

OTHER ASSETS
Special use funds	3,325	3,482
Prepaid benefit costs	1,975	1,911
Other investments	442	391
Regulatory assets:
Securitized storm-recovery costs	730	756
Deferred clause expenses	-	121
Unamortized loss on reacquired debt	34	36
Other	97	95
Other	1,163	900

Total other assets	7,766	7,692

TOTAL ASSETS	$43,753	$40,123

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	4,737	4,670
Retained earnings	6,060	5,945
Accumulated other comprehensive income (loss)	(187)	116

Total common shareholders' equity	10,614	10,735
Long-term debt	12,057	11,280

Total capitalization	22,671	22,015

CURRENT LIABILITIES
Commercial paper	1,426	1,017
Current maturities of long-term debt	1,177	1,401
Accounts payable	1,912	1,204
Customer deposits	559	539
Accrued interest and taxes	474	351
Regulatory liabilities:
Deferred clause and franchise revenues	10	18
Derivatives	977	-
Pension	24	24
Derivatives	888	289
Other	900	915

Total current liabilities	8,347	5,758

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,220	2,157
Accumulated deferred income taxes	3,782	3,821
Regulatory liabilities:
Accrued asset removal costs	2,114	2,098
Asset retirement obligation regulatory expense difference	770	921
Pension	678	696
Other	271	236
Derivatives	838	351
Other	2,062	2,070

Total other liabilities and deferred credits	12,735	12,350

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$43,753	$40,123

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Six Months Ended June 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$458	$555
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	677	604
Nuclear fuel amortization	91	66
Recoverable storm-related costs of FPL	72	(7)
Storm cost amortization	25	42
Unrealized losses on marked to market energy contracts	334	117
Deferred income taxes	86	302
Cost recovery clauses and franchise fees	(302)	50
Change in prepaid option premiums and derivative settlements	(3)	87
Equity in earnings of equity method investees	(40)	(31)
Distributions of earnings from equity method investees	34	112
Changes in operating assets and liabilities:
Customer receivables	(183)	(154)
Other receivables	(13)	1
Materials, supplies and fossil fuel inventory	(233)	(29)
Other current assets	(81)	(68)
Other assets	(105)	(82)
Accounts payable	660	183
Customer deposits	20	17
Margin cash collateral	527	122
Income taxes	(115)	(188)
Interest and other taxes	129	115
Other current liabilities	(31)	(39)
Other liabilities	(21)	(19)
Other - net	82	94

Net cash provided by operating activities	2,068	1,850

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,161)	(878)
Independent power investments	(1,222)	(707)
Nuclear fuel purchases	(78)	(99)
Other capital expenditures	(13)	(20)
Proceeds from sale of securities in special use funds	1,147	1,289
Purchases of securities in special use funds	(1,201)	(1,462)
Proceeds from sale of other securities	57	38
Purchases of other securities	(98)	(26)
Other - net	39	26

Net cash used in investing activities	(2,530)	(1,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,747	2,067
Retirements of long-term debt	(1,240)	(1,434)
Net change in short-term debt	409	(228)
Issuances of common stock	23	27
Dividends on common stock	(356)	(326)
Change in funds held for storm-recovery bond payments	12	(4)
Other - net	1	(10)

Net cash provided by financing activities	596	92

Net increase in cash and cash equivalents	134	103
Cash and cash equivalents at beginning of period	290	620

Cash and cash equivalents at end of period	$424	$723

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

OPERATING REVENUES	$2,871	$2,905	$5,406	$5,353

OPERATING EXPENSES
Fuel, purchased power and interchange	1,598	1,698	3,055	3,112
Other operations and maintenance	379	366	757	696
Storm cost amortization	15	19	25	42
Depreciation and amortization	199	194	395	382
Taxes other than income taxes	264	245	514	491

Total operating expenses	2,455	2,522	4,746	4,723

OPERATING INCOME	416	383	660	630

OTHER INCOME (DEDUCTIONS)
Interest expense	(83)	(73)	(169)	(141)
Allowance for equity funds used during construction	8	5	13	13
Interest income	4	4	8	13
Other - net	(3)	(3)	(6)	(5)

Total other deductions - net	(74)	(67)	(154)	(120)

INCOME BEFORE INCOME TAXES	342	316	506	510

INCOME TAXES	125	105	181	173

NET INCOME	$217	$211	$325	$337

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
	June 30, 2008	December 31, 2007

ELECTRIC UTILITY PLANT
Plant in service	$26,102	$25,585
Nuclear fuel	591	565
Construction work in progress	1,299	1,101
Less accumulated depreciation and amortization	(10,081)	(10,081)

Electric utility plant - net	17,911	17,170

CURRENT ASSETS
Cash and cash equivalents	287	63
Customer receivables, net of allowances of $10 and $13, respectively	881	807
Other receivables, net of allowances of $1 and $1, respectively	277	178
Materials, supplies and fossil fuel inventory - at average cost	695	583
Regulatory assets:
Deferred clause and franchise expenses	518	103
Securitized storm-recovery costs	61	59
Derivatives	-	117
Derivatives	605	83
Other	173	260

Total current assets	3,497	2,253

OTHER ASSETS
Special use funds	2,393	2,499
Prepaid benefit costs	950	907
Regulatory assets:
Securitized storm-recovery costs	730	756
Deferred clause expenses	-	121
Unamortized loss on reacquired debt	34	36
Other	76	72
Other	291	230

Total other assets	4,474	4,621

TOTAL ASSETS	$25,882	$24,044

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,318	4,318
Retained earnings	1,859	1,584

Total common shareholder's equity	7,550	7,275
Long-term debt	5,328	4,976

Total capitalization	12,878	12,251

CURRENT LIABILITIES
Commercial paper	323	842
Current maturities of long-term debt	262	241
Accounts payable	1,247	706
Customer deposits	552	531
Accrued interest and taxes	346	225
Regulatory liabilities:
Deferred clause and franchise revenues	10	18
Derivatives	977	-
Derivatives	12	182
Other	659	531

Total current liabilities	4,388	3,276

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,697	1,653
Accumulated deferred income taxes	2,952	2,716
Regulatory liabilities:
Accrued asset removal costs	2,114	2,098
Asset retirement obligation regulatory expense difference	770	921
Other	271	235
Other	812	894

Total other liabilities and deferred credits	8,616	8,517

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$25,882	$24,044

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Six Months Ended June 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$325	$337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	395	382
Nuclear fuel amortization	50	42
Recoverable storm-related costs	72	(7)
Storm cost amortization	25	42
Deferred income taxes	339	130
Cost recovery clauses and franchise fees	(302)	50
Change in prepaid option premiums and derivative settlements	6	67
Changes in operating assets and liabilities:
Customer receivables	(74)	5
Other receivables	(6)	(22)
Materials, supplies and fossil fuel inventory	(112)	(50)
Other current assets	(77)	(75)
Other assets	(48)	(46)
Accounts payable	545	100
Customer deposits	21	17
Margin cash collateral	442	79
Income taxes	(101)	82
Interest and other taxes	127	112
Other current liabilities	16	(1)
Other liabilities	(8)	(11)
Other - net	45	51

Net cash provided by operating activities	1,680	1,284

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,161)	(878)
Nuclear fuel purchases	(56)	(56)
Proceeds from sale of securities in special use funds	760	1,182
Purchases of securities in special use funds	(806)	(1,346)
Other - net	-	1

Net cash used in investing activities	(1,263)	(1,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	589	935
Retirements of long-term debt	(224)	(250)
Net change in short-term debt	(519)	239
Dividends	(50)	(1,100)
Change in funds held for storm-recovery bond payments	12	(4)
Other - net	(1)	-

Net cash used in financing activities	(193)	(180)

Net increase in cash and cash equivalents	224	7
Cash and cash equivalents at beginning of period	63	64

Cash and cash equivalents at end of period	$287	$71

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

1.  Employee Retirement Benefits

FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  The cost of this SERP component is included in the determination of net periodic benefit income for pension benefits in the following table and was not material to FPL Group's financial statements for the three and six months ended June 30, 2008 and 2007.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.

The following table provides the components of net periodic benefit (income) cost for the plans:
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits

	Three Months Ended June 30,				Six Months Ended June 30,

	2008	2007	2008	2007	2008	2007	2008	2007

	(millions)

Service cost	$14	$12	$2	$2	$27	$25	$3	$3
Interest cost	25	23	6	6	51	47	12	12
Expected return on plan assets	(60)	(55)	(1)	(1)	(120)	(110)	(2)	(2)
Amortization of transition obligation	-	-	1	1	-	-	2	2
Amortization of prior service benefit	(1)	(1)	-	-	(2)	(2)	-	-
Amortization of (gains) losses	(7)	(4)	-	-	(14)	(9)	-	-

Net periodic benefit (income) cost at FPL Group	$(29)	$(25)	$8	$8	$(58)	$(49)	$15	$15

Net periodic benefit (income) cost at FPL	$(21)	$(19)	$6	$6	$(42)	$(38)	$12	$12

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

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:
	FPL Group		FPL

	June 30,	December 31,	June 30,		December 31,

	2008	2007	2008		2007

	(millions)

Current derivative assets (a)	$1,066	$182	$605		$83
Noncurrent other assets	229	99	28		-
Current derivative liabilities (b)	(888)	(289)	(12)		(182)
Noncurrent derivative liabilities (c)	(838)	(351)	(1	)(d)	(5	)(d)

Total mark-to-market derivative instrument
assets (liabilities)	$(431)	$(359)	$620		$(104)

_____________________

(a)

At June 30, 2008 and December 31, 2007, FPL Group's balances reflect the netting of $394 million and $4 million ($379 million and none at FPL), respectively, in margin cash collateral received from counterparties.

(b)	At December 31, 2007, FPL Group's balances reflect the netting of $43 million ($16 million at FPL) in margin cash collateral provided to counterparties.
(c)	At December 31, 2007, FPL Group's balances reflect the netting of $1 million (none at FPL) in margin cash collateral provided to counterparties.
(d)	Included in other liabilities on FPL's condensed consolidated balance sheets.

At June 30, 2008 and December 31, 2007, FPL Group had approximately $55 million and $18 million ($37 million and none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in other current liabilities in the condensed consolidated balance sheets.  Additionally, at June 30, 2008 and December 31, 2007, FPL Group had approximately $1 million and $57 million (none and $11 million at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in other current assets in the condensed consolidated balance sheets.

FPL Group and FPL use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate risk associated with long-term debt.  In addition, FPL Group, through FPL Energy, LLC (FPL Energy), uses derivatives to optimize the value of power generation assets.  FPL Energy provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  While most of FPL Energy's derivative transactions are entered into for the purpose of managing commodity price risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable.  FPL Group believes that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life.

At June 30, 2008, FPL Group had cash flow hedges with expiration dates through December 2012 for energy contract derivative instruments, and interest rate cash flow hedges with expiration dates through January 2022.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period and amounted to $(5) million and $3 million for the three months ended June 30, 2008 and 2007, respectively, and $(13) million and $(4) million for the six months ended June 30, 2008 and 2007, respectively.  Settlement gains and losses are included within the line items in the statements of income to which they relate.

FPL Group's unrealized mark-to-market gains (losses) on derivative transactions reflected in the condensed consolidated statements of income for consolidated subsidiaries and equity method investees are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(millions)

Consolidated subsidiaries	$(298)	$70	$(334)	$(117)
Equity method investees	$(2)	$-	$(3)	$(1)

3.  Fair Value Measurements

Effective January 1, 2008, FPL Group and FPL adopted FAS 157, "Fair Value Measurements," which clarifies how to measure fair value and requires expanded fair value measurement disclosures.  The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy intended to disclose information about the relative reliability of fair value measurements, with the highest priority being quoted prices in active markets for identical assets or liabilities.  FAS 157 was effective January 1, 2008 for financial assets and liabilities and any other fair value measurements made on a recurring basis.  The effects of adopting the recognition provisions of FAS 157 were not material to FPL Group or FPL.  For all other fair value measurements, FAS 157 will be effective January 1, 2009.  FPL Group and FPL are continuing to evaluate the impact of FAS 157 as it applies to non-financial assets and liabilities that are not remeasured at fair value on a recurring basis.

FPL Group and FPL use several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those assets and liabilities that are measured on a recurring basis.  Certain derivatives and financial instruments are valued using option pricing models and take into consideration multiple inputs including commodity prices, volatility factors and discount rates.  Additionally, when observable market data is not sufficient, valuation models are developed that incorporate FPL Group's and FPL's proprietary views of market factors and conditions.  FPL Group's and FPL's assessment of the significance of any particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table sets forth FPL Group's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level.
	As of June 30, 2008

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting (a)	Total

	(millions)
Assets:
Special use funds:
FPL Group	$754	$2,571	(b)	$-	$-	$3,325
FPL	$114	$2,279	(b)	$-	$-	$2,393
Other investments:
FPL Group	$13	$106		$-	$-	$119	(c)
FPL	$3	$-		$-	$-	$3
Net derivative assets (liabilities):
FPL Group	$90	$440		$(571)	$(390)	$(431	)(d)
FPL	$31	$975		$(7)	$(379)	$620	(d)
_____________________

(a)	Includes amounts for margin cash collateral and net option premium payments and receipts.
(b)

At FPL Group, approximately $1,012 million ($926 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by FPL Group or FPL.  The remaining investments are primarily comprised of fixed income securities including municipal, mortgage-backed, corporate and governmental bonds.

(c)	$1 million of current maturities are included in other current assets.
(d)	See Note 2 for a reconciliation of net derivatives to FPL Group's and FPL's condensed consolidated balance sheets.

The following table sets forth a reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs.
	Three Months Ended June 30, 2008

	FPL Group	FPL

	(millions)

Fair value of derivatives based on significant unobservable inputs
at March 31, 2008	$(217)	$(10)
Unrealized gains (losses):
Included in earnings (a)	(401)	-
Included in regulatory assets and liabilities	3	3
Settlements	32	-
Net transfers in	12	-

Fair value of derivatives based on significant unobservable inputs
at June 30, 2008	$(571)	$(7)

_____________________

(a)	At FPL Group, $401 million of losses are reflected in operating revenues in the condensed consolidated statements of income.

	Six Months Ended June 30, 2008

	FPL Group	FPL

	(millions)

Fair value of derivatives based on significant unobservable inputs
at January 1, 2008	$(127)	$(10)
Unrealized gains (losses):
Included in earnings (a)	(623)	-
Included in regulatory assets and liabilities	2	2
Settlements	(5)	1
Net transfers in	182	-

Fair value of derivatives based on significant unobservable inputs
at June 30, 2008	$(571)	$(7)

_____________________

(a)	At FPL Group, $623 million of losses are reflected in operating revenues in the condensed consolidated statements of income.

Effective January 1, 2008, a subsidiary of FPL Group Capital Inc (FPL Group Capital) adopted FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," for its investments in debt securities.  The fair values of these debt securities at June 30, 2008 and December 31, 2007 were approximately $106 million and $111 million, respectively, and are primarily included in other investments in FPL Group's condensed consolidated balance sheets.  The impact of adopting FAS 159 was not material to FPL Group.

4.  Income Taxes

FPL Group's effective income tax rate for the three months ended June 30, 2008 and 2007 was approximately (30.3)% and 23.9%, respectively.  The reduction from the federal statutory rate mainly reflects the benefit of production tax credits (PTCs) of approximately $79 million and $50 million, respectively, related to FPL Energy's wind projects.  PTCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.  The corresponding rates and amounts for the six months ended June 30, 2008 and 2007 were approximately (4.2)% and 19.3%, respectively, and approximately $146 million and $103 million, respectively.  Additionally, the effective income tax rate for the three months ended June 30, 2008 reflects state tax benefits primarily due to FPL Energy's growth throughout the United States.

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

5.  Comprehensive Income

FPL Group's comprehensive income is as follows:
	Three Months Ended June 30,

	2008	2007

	(millions)

Net income of FPL Group	$209	$405
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses)
(net of $141 tax benefit and $14 tax expense, respectively)	(210)	20
Reclassification from AOCI to net income
(net of $10 and $6 tax expense, respectively)	16	8
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains
(net of $13 and $7 tax expense, respectively)	19	13
Reclassification from AOCI to net income
(net of $0.3 tax expense and $0.6 tax benefit, respectively)	2	(1)
Net unrealized gains (losses) on available for sale securities
(net of $2 tax benefit and $7 tax expense, respectively)	(3)	12
Defined benefit pension and other benefits plans
(net of $0.8 and $0.4 tax benefit, respectively)	(1)	(1)

Comprehensive income of FPL Group	$32	$456

	Six Months Ended June 30,

	2008	2007

	(millions)

Net income of FPL Group	$458	$555
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses
(net of $205 and $34 tax benefit, respectively)	(306)	(49)
Reclassification from AOCI to net income
(net of $20 and $13 tax expense, respectively)	30	19
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains
(net of $1 and $4 tax expense, respectively)	-	7
Reclassification from AOCI to net income
($1 tax benefit in 2007)	2	(3)
Net unrealized gains (losses) on available for sale securities
(net of $16 tax benefit and $8 tax expense, respectively)	(24)	13
Defined benefit pension and other benefits plans
(net of $2 and $0.9 tax benefit, respectively)	(3)	(1)

Comprehensive income of FPL Group	$157	$541

Approximately $207 million of after-tax losses included in FPL Group's AOCI at June 30, 2008 will be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.  AOCI is separately displayed on the condensed consolidated balance sheets of FPL Group.  FPL's comprehensive income is the same as reported net income.

6.  Common Stock

The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:
	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(millions, except per share amounts)

Numerator - net income	$209	$405	$458	$555

Denominator:
Weighted-average number of common shares
outstanding - basic	399.8	397.6	399.5	397.2
Restricted stock, performance share awards,
options and warrants (a)	2.8	2.8	2.8	2.8

Weighted-average number of common shares
outstanding - assuming dilution	402.6	400.4	402.3	400.0

Earnings per share of common stock:
Basic	$0.52	$1.02	$1.15	$1.40
Assuming dilution	$0.52	$1.01	$1.14	$1.39
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

Restricted stock, performance share awards and common shares issuable upon the exercise of stock options which were not included in the denominator above due to their antidilutive effect were approximately 0.3 million and 0.4 million for the three and six months ended June 30, 2008, respectively, and none for the comparable 2007 periods.

7.  Debt

In January 2008, FPL issued $600 million principal amount of 5.95% first mortgage bonds maturing in 2038.  The proceeds were used to repay FPL's short-term borrowings and for other corporate purposes.

In March 2008, FPL Group Capital borrowed $500 million under four separate term loan agreements.  Each of the loans bears interest at a variable rate.  $100 million of the principal is due in October 2009 and the remaining $400 million of principal is due in March 2011.  The proceeds from the loans were used for general corporate purposes.

In June 2008, FPL Group Capital sold $250 million of 5.35% debentures maturing in June 2013 and $250 million floating rate debentures maturing in June 2011 (collectively, the Debentures).  The proceeds from the Debentures were added to FPL Group Capital's general funds, which FPL Group Capital used to repay a portion of commercial paper issued to fund investments by FPL Group Capital in independent power projects, including renewable power projects.

Also, in June 2008, an indirect wholly-owned subsidiary of FPL Energy entered into a Canadian (Cdn) $165 million variable rate credit facility maturing in June 2011.  As of June 30, 2008, the subsidiary had borrowed approximately Cdn $156 million (US $153 million) under the credit facility.  The proceeds from the loan were used to fund the purchase of certain Canadian wind generating assets.

In July 2008, another indirect wholly-owned subsidiary of FPL Energy issued $525 million principal amount of 7.59% limited-recourse senior secured notes maturing in 2018.  The principal is partially amortizing with a balloon payment at maturity.  The notes are secured by liens on certain FPL Energy gas-fired generating assets in Pennsylvania and certain other assets of, and the ownership interest in, the issuing subsidiary.  The proceeds from the notes were primarily used to repay commercial paper issued to repay existing indebtedness of the issuing subsidiary, which had matured on June 30, 2008.  Substantially all of the remaining proceeds were distributed to FPL Energy as a return of a portion of the capital contributions that it made for the acquisition of, and capital improvements made to, the gas-fired generating assets.

8.  Commitments and Contingencies

Commitments - FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At FPL Energy, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind projects and the procurement of nuclear fuel.  FPL FiberNet, LLC's (FPL FiberNet) capital expenditures primarily include costs to meet customer-specific requirements and sustain its fiber-optic network.

At June 30, 2008, planned capital expenditures for the remainder of 2008 through 2012 were estimated as follows:
	2008	2009	2010	2011	2012	Total

FPL:	(millions)
Generation: (a)
New (b) (c)	$590	$1,190	$910	$490	$760	$3,940
Existing	375	790	675	575	455	2,870
Transmission and distribution	370	1,090	1,130	1,180	1,150	4,920
Nuclear fuel	75	165	200	175	195	810
General and other	70	145	230	225	215	885

Total	$1,480	$3,380	$3,145	$2,645	$2,775	$13,425

FPL Energy:
Wind (d)	$1,160	$60	$10	$5	$5	$1,240
Nuclear (e)	180	375	400	260	250	1,465
Gas	40	120	55	30	30	275
Other	30	60	30	20	25	165

Total	$1,410	$615	$495	$315	$310	$3,145

FPL FiberNet	$10	$25	$25	$15	$15	$90

_____________________
(a)

Includes allowance for funds used during construction (AFUDC) of approximately $32 million and $46 million in 2008 and 2009, respectively, and carrying charges (equal to the pretax AFUDC rate) on construction costs recoverable through the nuclear cost recovery rule of approximately $4 million, $28 million, $55 million, $49 million and $48 million in 2008 - 2012, respectively, essentially all of which is included in new generation.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.
(c)

Excludes capital expenditures of approximately $690 million for the third natural gas-fired combined-cycle generating unit at West County Energy Center for the period from early 2009 (when Siting Board approval is expected) through 2011 (expected completion date).  Also excludes capital expenditures of approximately $1.6 billion for the modernization of the Cape Canaveral and Riviera power plants for the period from early-2010 (when Siting Board approval is expected) through 2012.

(d)

Capital expenditures for new wind projects are estimated through 2008, when eligibility for PTCs for new wind projects is scheduled to expire.  FPL Energy expects to add approximately 1,500 megawatts (mw) to 2,000 mw of new wind generation per year from 2009 through 2012, subject to, among other things, continued public policy support, which includes, but is not limited to, the extension of PTCs beyond 2008 and support for the construction and availability of sufficient transmission facilities and capacity.  The cost of the planned wind additions for the 2009 through 2012 period is estimated to be approximately $3 billion for 2009 and $4 billion to $5 billion in each of 2010, 2011 and 2012.

(e)	Includes nuclear fuel.

In February 2008, a wholly-owned subsidiary of FPL Group Capital committed to lend to a third party up to $500 million under a construction and term loan for an energy-related project.  The loan provides for a single $500 million draw, which is expected to occur by late 2009.  The loan will initially bear interest at a variable rate and will be converted to a 20-year, fixed rate term loan upon the earlier of completion of construction or conversion by the FPL Group Capital subsidiary.

FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt and guarantees.  FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002 be recorded on the balance sheet.  At June 30, 2008, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The terms of the guarantees are equal to the terms of the related debt, with remaining terms ranging from 1 year to 10 years.  The maximum potential amount of future payments that could be required under these guarantees at June 30, 2008 was approximately $16 million.  At June 30, 2008, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of June 30, 2008.

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

Contracts - In addition to the planned capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power annually through mid-2015 and 375 mw annually thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 740 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2009 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 875 mw of power with expiration dates ranging from 2009 through 2012.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts with expiration dates through 2028 for the purchase and transportation of natural gas and coal, and storage of natural gas.

FPL Energy has entered into several contracts primarily for the purchase of wind turbines and towers and related construction activities, approximately $860 million of which is included in the planned capital expenditures table in Commitments above.  In addition, FPL Energy has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2008 through 2036, as well as for the supply, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from 2008 through 2018.

The required capacity and minimum payments under these contracts as of June 30, 2008 were estimated as follows:
	2008	2009	2010	2011	2012	Thereafter

FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$100	$220	$230	$210	$210	$750
Qualifying facilities (b)	$160	$320	$290	$260	$270	$2,920
Other electricity suppliers (b)	$30	$50	$10	$10	$5	$-
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$40	$90	$40	$-	$-	$-
Natural gas, including transportation and storage (c)	$3,175	$2,960	$575	$400	$400	$2,710
Coal (c)	$35	$60	$45	$10	$-	$-

FPL Energy (d)	$900	$145	$95	$65	$60	$730
_____________________
(a)

Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $146 million and $142 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $290 million and $293 million for the six months ended June 30, 2008 and 2007, respectively.

(b)

Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $126 million and $103 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $242 million and $202 million for the six months ended June 30, 2008 and 2007, respectively.

(c)	Recoverable through the fuel clause.
(d)	Includes termination payments primarily associated with wind turbine contracts beyond 2008.

In addition, FPL has entered into several long-term agreements for storage capacity and transportation of natural gas from facilities that have not yet begun, or if begun have not yet completed, construction.  These agreements range from 12 to 25 years in length and contain firm commitments by FPL totaling up to approximately $289 million annually or $6.3 billion over the terms of the agreements.  These firm commitments are contingent upon the occurrence of certain events, including approval by the Federal Energy Regulatory Commission (FERC) and/or completion of construction of the facilities from August 2008 to 2011.

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

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $177 million ($103 million for FPL), plus any applicable taxes, in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $5 million and $4 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, FPL does not have insurance coverage for a substantial portion of its transmission and distribution property and FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Should FPL's future storm restoration costs exceed the reserve amount established through the May 2007 issuance of storm-recovery bonds, FPL may recover storm restoration costs, subject to prudency review by the Florida Public Service Commission (FPSC), either through securitization provisions pursuant to Florida law or through surcharges approved by the FPSC.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL, would be borne by FPL Group and FPL and could have a material adverse effect on FPL Group's and FPL's financial condition and results of operations.

Legal and Regulatory Proceedings - In November 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action in the U.S. District Court for the Northern District of Georgia against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Prevention of Significant Deterioration (PSD) provisions and the New Source Performance Standards (NSPS) of the Clean Air Act.  In May 2001, the EPA amended its complaint to allege, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining a PSD permit, without complying with NSPS requirements, and without applying best available control technology for nitrogen oxides, sulfur dioxides and particulate matter as required by the Clean Air Act.  It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions.  The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997 and $27,500 per day thereafter for each violation.  The EPA further revised its civil penalty rule in February 2004, such that the maximum penalty is $32,500 per day for each violation after March 15, 2004.  Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.  In June 2001, a federal district court stayed discovery and administratively closed the case and the EPA has not yet moved to reopen the case.  In April 2007, the U.S. Supreme Court in a separate unrelated case rejected an argument that a "major modification" occurs at a plant only when there is a resulting increase in the hourly rate of air emissions.  Georgia Power Company has made a similar argument in defense of its case, but has other factual and legal defenses that are unaffected by the Supreme Court's decision.

In August 2001, Florida Municipal Power Agency (FMPA) filed a petition for review with the U.S. Court of Appeals for the District of Columbia (DC Circuit) asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for certain credits for transmission facilities owned by FMPA members.  This matter arose from a 1993 FPL filing of a comprehensive restructuring of its then-existing tariff structure.  All issues in this case have been closed except for FMPA's request for exclusions from FPL's transmission rates of the costs of FPL's facilities that fail to meet the same integration test that was used to deny credits for certain FMPA facilities (integration test).  In May 2004, FPL made a compliance filing with the FERC of a proposed rate schedule that does not include those FPL facilities that fail to meet the same integration test.  In January 2005, the FERC issued an order on FPL's compliance filing and required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  FPL made this compliance filing in April 2005, under which FPL's current rate would be reduced by $0.04 per kilowatt (kw) per month.  In May 2005, FMPA protested FPL's compliance filing and argued that FPL's rates should be reduced by an additional $0.20 per kw per month.  Any reduction in FPL's network service rate also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  In February 2008, the FERC accepted FPL's April 2005 compliance filing in full and, in March 2008, FPL issued refunds of approximately $4 million to FMPA and $2 million to Seminole in accordance with the FERC's February 2008 order.  Subsequently, FMPA sought rehearing of the FERC's February 2008 order.  FMPA's position is that FPL's rates should be reduced by an additional $0.20 per kw per month, which, if upheld, would result in an additional refund obligation to FMPA of approximately $23 million, and approximately $12 million to Seminole, at June 30, 2008.

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

In February 2003, Scott and Rebecca Finestone brought an action on behalf of themselves and their son Zachary Finestone in the U.S. District Court for the Southern District of Florida alleging that their son has developed cancer (neuroblastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The complaint, as subsequently amended, includes counts against FPL for strict liability for allegedly engaging in an ultra-hazardous activity and for alleged negligence in operating the plant in a manner that allowed emissions of the foregoing materials and failing to limit its release of nuclear fission products as prescribed by federal and state laws and regulations.  The plaintiffs sought damages in excess of $1 million.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  Following an appeal by the plaintiffs, in April 2008, the U.S. Court of Appeals for the Eleventh Circuit affirmed the lower court's decision, thus upholding summary judgment in favor of FPL.  Plaintiffs' request for reconsideration of the appeals court's decision was denied.

In May 2003, Tish Blake and John Lowe, as personal representatives of the Estate of Ashton Lowe, on behalf of the estate and themselves, as surviving parents, brought an action in the U.S. District Court for the Southern District of Florida alleging that their son developed cancer (medulo-blastoma) as a result of the release and/or dissipation into the air, water, soil and underground areas of radioactive and non-radioactive hazardous materials, including strontium 90, and the release of other toxic materials from FPL's St. Lucie nuclear power plant.  The allegations, counts and damages demanded in the complaint, as subsequently amended, are virtually identical to those contained in the Finestone lawsuit described above.  In January 2006, the court granted FPL's motion for final summary judgment and dismissed the case.  Following an appeal by the plaintiffs, in April 2008, the U.S. Court of Appeals for the Eleventh Circuit affirmed the lower court's decision, thus upholding summary judgment in favor of FPL.  Plaintiffs' request for reconsideration of the appeals court's decision was denied.

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

FPL Group and FPL are vigorously defending, and believe that they or their affiliates have meritorious defenses to, the lawsuits described above.  While management is unable to predict with certainty the outcome of these lawsuits, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of FPL Group or FPL.

In February 2008, a fault occurred at an FPL substation causing a system loss of about 3,400 mw of generating capacity, which left approximately 596,000 FPL customers without power.  Power was restored to approximately two-thirds of affected customers within one hour and all customers were restored within three hours.  FPL's investigation into the root cause of the problem determined the fault occurred as a result of human error.  In March 2008, the Florida Reliability Coordinating Council (FRCC) initiated an investigation of the event and the FERC opened a nonpublic formal investigation to determine whether the event involved any violations of mandatory reliability standards.  In June 2008, the FRCC issued an interim recommendations report to all FRCC operating entities, including FPL.  In July 2008, FPL responded that all recommendations requiring current FPL action had been implemented and that FPL supports the remaining recommendations which require development by the FRCC prior to implementation.  The FRCC has indicated that it expects to issue a final report by late August or early September 2008.  The FERC has provided no timetable for completion of its investigation.  The North American Electric Reliability Corporation is participating in both investigations.  At this time, management is unable to predict the outcome and related impact of these investigations.

In addition to the legal proceedings and regulatory investigations discussed above, FPL Group and its subsidiaries, including FPL, are involved in other legal and regulatory proceedings, actions and claims in the ordinary course of their businesses.  Generating plants in which FPL Group or FPL have an ownership interest are also involved in legal and regulatory proceedings, actions and claims, the liabilities from which, if any, would be shared by FPL Group or FPL.  In the event that FPL Group and FPL, or their affiliates, do not prevail in these legal and regulatory proceedings, actions and claims, there may be a material adverse effect on their financial statements.  While management is unable to predict with certainty the outcome of these legal and regulatory proceedings, actions and claims, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of FPL Group or FPL.

9.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a competitive energy business.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:

	Three Months Ended June 30,

	2008				2007

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$2,871	$663	$51	$3,585	$2,905	$983	$41	$3,929
Operating expenses	$2,455	$765	$52	$3,272	$2,522	$703	$40	$3,265
Net income (loss) (b)	$217	$3	$(11)	$209	$211	$203	$(9)	$405

	Six Months Ended June 30,

	2008				2007

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$5,406	$1,517	$97	$7,020	$5,353	$1,567	$84	$7,004
Operating expenses	$4,746	$1,423	$94	$6,263	$4,723	$1,240	$79	$6,042
Net income (loss) (b)	$325	$167	$(34)	$458	$337	$248	$(30)	$555

	June 30, 2008				December 31, 2007

	FPL	FPL Energy	Corporate & Other	Total	FPL	FPL Energy	Corporate & Other	Total

	(millions)

Total assets	$25,882	$16,388	$1,483	$43,753	$24,044	$14,505	$1,574	$40,123
_____________________

(a)

FPL Energy's interest expense is based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  For these purposes, the deferred credit associated with differential membership interests sold by an FPL Energy subsidiary in December 2007 is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)	See Note 4 for a discussion of FPL Energy's tax benefits related to PTCs that were recognized based on its tax sharing agreement with FPL Group.

10.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interests in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income
	Three Months Ended June 30,

	2008				2007

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$716	$2,869	$3,585	$-	$1,025	$2,904	$3,929
Operating expenses	(1)	(818)	(2,453)	(3,272)	-	(744)	(2,521)	(3,265)
Interest expense	(4)	(112)	(79)	(195)	(5)	(104)	(69)	(178)
Other income (deductions) - net	218	33	(209)	42	404	38	(396)	46

Income (loss) before income taxes	213	(181)	128	160	399	215	(82)	532
Income tax expense (benefit)	4	(178)	125	(49)	(6)	28	105	127

Net income (loss)	$209	$(3)	$3	$209	$405	$187	$(187)	$405

_____________________

(a)	Represents FPL and consolidating adjustments.

	Six Months Ended June 30,

	2008				2007

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$1,618	$5,402	$7,020	$-	$1,654	$5,350	$7,004
Operating expenses	(1)	(1,521)	(4,741)	(6,263)	-	(1,322)	(4,720)	(6,042)
Interest expense	(9)	(224)	(160)	(393)	(10)	(217)	(131)	(358)
Other income (deductions) - net	474	66	(464)	76	563	62	(541)	84

Income (loss) before income taxes	464	(61)	37	440	553	177	(42)	688
Income tax expense (benefit)	6	(205)	181	(18)	(2)	(38)	173	133

Net income (loss)	$458	$144	$(144)	$458	$555	$215	$(215)	$555

_____________________

(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets
	June 30, 2008				December 31, 2007

	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$15,190	$27,992	$43,182	$-	$13,790	$27,250	$41,040
Less accumulated depreciation and amortization	-	(2,602)	(10,081)	(12,683)	-	(2,308)	(10,080)	(12,388)

Total property, plant and equipment - net	-	12,588	17,911	30,499	-	11,482	17,170	28,652

CURRENT ASSETS
Cash and cash equivalents	-	137	287	424	-	227	63	290
Receivables	287	920	821	2,028	39	816	866	1,721
Other	12	1,103	1,921	3,036	12	529	1,227	1,768

Total current assets	299	2,160	3,029	5,488	51	1,572	2,156	3,779

OTHER ASSETS
Investment in subsidiaries	10,252	-	(10,252)	-	10,474	-	(10,474)	-
Other	1,632	2,277	3,857	7,766	1,632	2,121	3,939	7,692

Total other assets	11,884	2,277	(6,395)	7,766	12,106	2,121	(6,535)	7,692

TOTAL ASSETS	$12,183	$17,025	$14,545	$43,753	$12,157	$15,175	$12,791	$40,123

CAPITALIZATION
Common shareholders' equity	$10,614	$2,702	$(2,702)	$10,614	$10,735	$3,198	$(3,198)	$10,735
Long-term debt	-	6,729	5,328	12,057	-	6,305	4,975	11,280

Total capitalization	10,614	9,431	2,626	22,671	10,735	9,503	1,777	22,015

CURRENT LIABILITIES
Debt due within one year	-	2,018	585	2,603	-	1,335	1,083	2,418
Accounts payable	3	662	1,247	1,912	3	495	706	1,204
Other	232	1,534	2,066	3,832	68	700	1,368	2,136

Total current liabilities	235	4,214	3,898	8,347	71	2,530	3,157	5,758

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	523	1,697	2,220	-	504	1,653	2,157
Accumulated deferred income taxes	367	674	2,741	3,782	367	970	2,484	3,821
Regulatory liabilities	678	-	3,155	3,833	696	-	3,255	3,951
Other	289	2,183	428	2,900	288	1,668	465	2,421

Total other liabilities and deferred credits	1,334	3,380	8,021	12,735	1,351	3,142	7,857	12,350

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$12,183	$17,025	$14,545	$43,753	$12,157	$15,175	$12,791	$40,123

_____________________

(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30,

	2008				2007

	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$338	$441	$1,289	$2,068	$895	$770	$185	$1,850

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power
investments and nuclear fuel purchases	(1)	(1,256)	(1,217)	(2,474)	(12)	(758)	(934)	(1,704)
Other - net	-	(3)	(53)	(56)	(576)	28	413	(135)

Net cash used in investing activities	(1)	(1,259)	(1,270)	(2,530)	(588)	(730)	(521)	(1,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	1,159	588	1,747	-	1,133	934	2,067
Retirements of long-term debt	-	(1,016)	(224)	(1,240)	-	(1,184)	(250)	(1,434)
Net change in short-term debt	-	928	(519)	409	-	(467)	239	(228)
Issuances of common stock	23	-	-	23	27	-	-	27
Dividends on common stock	(356)	-	-	(356)	(326)	-	-	(326)
Other - net	(4)	(343)	360	13	(7)	573	(580)	(14)

Net cash provided by (used in) financing activities	(337)	728	205	596	(306)	55	343	92

Net increase (decrease) in cash and cash equivalents	-	(90)	224	134	1	95	7	103
Cash and cash equivalents at beginning of period	-	227	63	290	-	556	64	620

Cash and cash equivalents at end of period	$-	$137	$287	$424	$1	$651	$71	$723

_____________________

(a)	Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2007 Form 10-K for FPL Group and FPL.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year period.

Results of Operations

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

FPL Group's management uses earnings excluding certain items (adjusted earnings), which were the unrealized mark-to-market effect of non-qualifying hedges and other than temporary impairment (OTTI) losses on securities held in FPL Energy's decommissioning funds, internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as inputs in determining whether certain performance targets are met for performance-based compensation under FPL Group's employee incentive compensation plans.  FPL Group also uses adjusted earnings when communicating its earnings outlook to investors.  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.

Summary - Presented below is a summary of net income (loss) by reportable segment (see Note 9):
	Three Months Ended June 30,			Six Months Ended June 30,

	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)

	(millions)

FPL	$217	$211	$6	$325	$337	$(12)
FPL Energy	3	203	(200)	167	248	(81)
Corporate and Other	(11)	(9)	(2)	(34)	(30)	(4)

FPL Group Consolidated	$209	$405	$(196)	$458	$555	$(97)

The increase in FPL's net income in the three-month period reflects higher retail customer usage and other revenues partly offset by the absence of certain income tax benefits realized in the prior year and higher other operations and maintenance (O&M), depreciation and interest expenses.  The decrease for the six-month period reflects the absence of certain income tax benefits realized in the prior year and higher O&M, depreciation and interest expenses, partly offset by a retail base rate increase associated with Turkey Point Unit No. 5 commencing operations, higher retail customer usage, retail customer growth and higher other revenues.

The decline in FPL Energy's results for both the three- and six-month periods is primarily the result of changes in the market price of derivative instruments classified as non-qualifying hedges, as well as additional OTTI losses on securities held in FPL Energy's nuclear decommissioning funds.  During the three months ended June 30, 2008, FPL Energy recorded $157 million of net unrealized mark-to-market after-tax losses from non-qualifying hedges while in the prior period FPL Energy recorded $58 million of gains from such hedges.  During the six months ended June 30, 2008, FPL Energy recorded $209 million of net unrealized mark-to-market after-tax losses from non-qualifying hedges while in the prior period FPL Energy recorded $68 million of losses from such hedges.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains/losses as the underlying transactions are realized.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles.  During the three months ended June 30, 2008, FPL Energy recorded $9 million of after-tax OTTI losses on securities held in FPL Energy's nuclear decommissioning funds while in the prior period FPL Energy recorded $1 million of such losses.  During the six months ended June 30, 2008, FPL Energy recorded $12 million of after-tax OTTI losses while in the prior period $2 million of such losses were recorded.  FPL Energy's 2008 results also reflect the benefits of new investments and improved market conditions partly offset by planned and unplanned outages at the Seabrook nuclear facility.

FPL - FPL's net income for the three months ended June 30, 2008 and 2007 was $217 million and $211 million, respectively, an increase of $6 million.  FPL's net income for the six months ended June 30, 2008 and 2007 was $325 million and $337 million, respectively, a decrease of $12 million.  The increase in the three-month period reflects higher retail customer usage and other revenues partly offset by the absence of certain income tax benefits realized in the prior year and higher O&M, depreciation and interest expenses.  The decrease for the six-month period reflects the absence of certain income tax benefits realized in the prior year and higher O&M, depreciation and interest expenses, partly offset by a retail base rate increase associated with Turkey Point Unit No. 5 commencing operations, higher retail customer usage, retail customer growth and higher other revenues.

FPL's operating revenues consisted of the following:
	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(millions)

Retail base	$989	$955	$1,811	$1,748
Fuel cost recovery	1,460	1,561	2,791	2,848
Other cost recovery clauses and pass-through costs	373	350	707	679
Other, primarily pole attachment rentals, transmission
and wholesale sales and customer-related fees	49	39	97	78

Total	$2,871	$2,905	$5,406	$5,353

For the three months ended June 30, 2008, an increase in the average number of customers of 0.5% increased retail base revenues by approximately $4 million while a 2.7% increase in usage per retail customer, primarily due to warmer weather partly offset by other factors, increased retail base revenues by approximately $27 million.  In addition, a base rate increase resulting from Turkey Point Unit No. 5 commencing commercial operation on May 1, 2007 increased retail base revenues by approximately $3 million.

For the six months ended June 30, 2008, an increase in the average number of customers of 0.7% increased retail base revenues by approximately $11 million while a 1.2% increase in usage per retail customer, primarily due to warmer weather partly offset by other factors, increased retail base revenues by approximately $24 million.  The usage increase also reflects an extra day of sales in 2008, as it is a leap year.  In addition, a base rate increase resulting from Turkey Point Unit No. 5 commencing commercial operation on May 1, 2007 increased retail base revenues by approximately $28 million.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, do not significantly affect net income; however, underrecovery or overrecovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, as well as changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes, respectively, in the condensed consolidated statements of income.

The retail fuel clause recovery factor declined approximately 2.3% during the second quarter of 2007 when Turkey Point Unit No. 5 was placed in service, although a typical 1,000 kwh residential bill remained the same because the previously discussed rate base increase for this unit offset the fuel clause recovery factor decline.  In January 2008, the retail fuel clause recovery factor declined approximately 1.3% in response to lower expected fuel costs.  During the three months ended June 30, 2007, FPL recognized $113 million of retail fuel revenues that FPL had collected in excess of fuel costs in the first quarter of 2007.  As retail fuel costs increased in excess of retail fuel revenues in the second quarter of 2007, FPL was able to recognize these deferred revenues.  The decline in the three-month period reflects the absence, in 2008, of this $113 million deferral and both the three- and six-month periods also reflect the declines in the retail fuel clause recovery factor.  In 2008, higher than expected fuel prices resulted in deferral of fuel costs.  See the mid-course increase discussion below and the fuel, purchased power and interchange expense table below.

In June 2008, FPL requested a mid-course increase in the retail fuel clause recovery factor, which is normally established annually, as a result of significant increases in the price of natural gas and oil.  FPL requested an increase in the retail fuel clause recovery factor to collect, by December 31, 2008, approximately $746 million of anticipated underrecovered retail fuel costs.  In July 2008, the FPSC approved recovery of 50% of the amount requested over the period from August 2008 to December 2008 with the remaining 50% to be collected throughout 2009.

In May 2007, a wholly-owned subsidiary of FPL issued storm-recovery bonds and since that time FPL has been recovering from retail customers a surcharge to repay these bonds, including interest and bond issuance costs.  Prior to the issuance of these storm-recovery bonds, FPL had been recovering the 2004 storm restoration costs from retail customers through a storm damage surcharge.  The revenues from both the 2004 storm damage surcharge and the storm-recovery bonds surcharge are included in other cost recovery clauses and pass-through costs and amounted to approximately $23 million and $23 million for the three months ended June 30, 2008 and 2007, respectively.  The corresponding amounts for the six months ended June 30, 2008 and 2007 were $42 million and $46 million, respectively.

The major components of FPL's fuel, purchased power and interchange expense are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(millions)

Fuel and energy charges during the period	$1,841	$1,647	$3,078	$2,799
Net collection of previously deferred retail fuel costs	-	-	-	72
Net deferral of retail fuel costs	(371)	(73)	(267)	-
Other, primarily capacity charges net of any capacity deferral	128	124	244	241

Total	$1,598	$1,698	$3,055	$3,112

The increase in fuel and energy charges for the three months ended June 30, 2008 reflects approximately $151 million related to higher fuel and energy prices and approximately $43 million attributable to higher energy sales.  The increase in fuel and energy charges for the six months ended June 30, 2008 reflects approximately $248 million related to higher fuel and energy prices and approximately $31 million attributable to higher energy sales.  At June 30, 2008, approximately $468 million of retail fuel costs are deferred pending collection from retail customers in a subsequent period.  As discussed above, in July 2008 the FPSC approved an approximately 15.2% increase in the retail fuel clause recovery factor for a typical 1,000 kwh residential bill, which will be reflected in retail customers' bills beginning in August 2008.  The increase in deferred clause and franchise expenses and decrease in deferred clause and franchise revenues (current and noncurrent, collectively) on FPL Group's and FPL's condensed consolidated balance sheets at June 30, 2008 totaling approximately $302 million negatively affected FPL Group's and FPL's cash flows from operating activities for the six months ended June 30, 2008.

FPL's O&M expenses for the three and six months ended June 30, 2008 increased $13 million and $61 million, respectively, reflecting higher nuclear, fossil generation, transmission, distribution and customer service costs of approximately $9 million and $49 million, respectively.  The increase in nuclear costs reflects plant improvement initiatives to ensure long-term reliable operations.  The fossil generation increase reflects costs associated with placing Turkey Point Unit No. 5 in service as well as costs associated with plant maintenance, while the transmission and distribution increases reflect additional reliability efforts and restoration activities.  The customer service cost increase reflects higher uncollectible accounts.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.  Management expects O&M expenses in 2008 to continue trending upward reflecting higher nuclear, fossil generation and customer service costs.

Depreciation and amortization expense for the three and six months ended June 30, 2008 increased $5 million and $13 million, respectively, reflecting higher depreciation on transmission and distribution facilities (collectively, approximately $5 million and $10 million, respectively) to support customer growth and demand and depreciation on Turkey Point Unit No. 5 (approximately $2 million and $9 million, respectively).  The remaining change in depreciation and amortization expense is primarily due to the absence of depreciation on software and other property that has been fully depreciated.

Taxes other than income taxes for the three and six months ended June 30, 2008 increased by $19 million and $23 million, respectively, primarily due to changes in franchise fees and revenue taxes, which are pass-through costs, and higher property taxes, reflecting growth in plant in service balances.  The increase in franchise fees was primarily driven by a rate increase by a county with which FPL holds a franchise agreement.  Franchise fees and revenue taxes generally vary as a result of fluctuations in retail base and fuel and other cost recovery clause revenues.

The increase in interest expense for the three and six months ended June 30, 2008 reflects borrowings by FPL in the fourth quarter of 2007 and the first quarter of 2008, as well as the $652 million of storm-recovery bonds issued in May 2007.  Average interest rates in 2008 were slightly lower than the 2007 rates.  The interest expenses on the storm-recovery bonds, as well as certain other interest expenses (collectively, clause interest), are essentially pass-through amounts and do not significantly affect net income, as the clause interest is recovered either under cost recovery clause mechanisms or through the storm-recovery bond surcharge.  Clause interest for the three months ended June 30, 2008 and 2007 amounted to approximately $10 million and $5 million, respectively, and approximately $19 million and $5 million for the six months ended June 30, 2008 and 2007, respectively.

The increase in the allowance for equity funds used during construction (AFUDC - equity) for the three months ended June 30, 2008 is primarily attributable to additional AFUDC - equity on two natural gas-fired combined-cycle units of approximately 1,220 mw each at FPL's West County Energy Center in western Palm Beach County, Florida, partly offset by the lack of AFUDC - equity on Turkey Point Unit No. 5, which was placed in service in May 2007, and the steam generator and reactor head replacements at St. Lucie Unit No. 2, which were substantially completed by late 2007.  AFUDC - equity for the six months ended June 30, 2008 reflects the absence of AFUDC - equity on Turkey Point Unit No. 5 and the steam generator and reactor head replacements at St. Lucie Unit No. 2, offset by additional AFUDC - equity on the West County Energy Center.  The decrease in interest income for the six months ended June 30, 2008 reflects the cessation of interest on FPL's unrecovered balance of the storm reserve deficiency, which balance was collected upon the issuance of the storm-recovery bonds in May 2007, partly offset by higher interest income earned on higher available cash balances.  The increase in FPL's effective income tax rate reflects the absence of certain income tax benefits realized in the prior year.

In 2007, the FPSC denied FPL's need petition for two ultra super critical pulverized coal generating units in Glades County, Florida.  FPL subsequently filed a petition with the FPSC requesting authorization to defer, until the next retail base rate proceeding, approximately $35 million of preconstruction costs associated with the coal units, with amortization over a five-year period beginning when new base rates are implemented.  These costs are currently reflected in other assets on FPL Group's and FPL's condensed consolidated balance sheets.  Any portion of these costs not approved for recovery would be expensed.  The FPSC is scheduled to rule on this matter in August 2008.

FPL is currently constructing two natural gas-fired combined-cycle units of approximately 1,220 mw each at its West County Energy Center, which units are expected to be in service by mid-2009 and late 2009.  FPL is proposing to build a third natural gas-fired combined-cycle unit of approximately 1,220 mw at the same site that, if approved, would be operational in 2011.  A decision by the FPSC on the third unit is expected in August 2008.  In addition, FPL is in the process of adding approximately 400 mw of baseload capacity at its existing nuclear units at St. Lucie and Turkey Point, which capacity is projected to be in service by the end of 2012.

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

In April 2008, FPL filed a need petition with the FPSC to modernize its Cape Canaveral and Riviera power plants to high-efficiency natural gas-fired units.  Each modernized plant is expected to provide approximately 1,200 mw of capacity and be in service by 2013 and 2014, respectively.  The modernization of these plants is contingent upon, among other things, FPSC approval of the third unit at FPL's West County Energy Center, which is necessary to provide adequate reserve margin until the Riviera and Cape Canaveral projects are completed.  A decision by the FPSC is expected in August 2008.  In July 2008, the FPSC approved recovery of prudently incurred costs for FPL's proposed solar generation facilities through the environmental cost recovery clause.  The proposed solar generation facilities are expected to have a capacity totaling 110 mw and to be placed into service by the end of 2010.

FPL Energy - FPL Energy's net income for the three months ended June 30, 2008 and 2007 was $3 million and $203 million, respectively, a decrease of $200 million.  FPL Energy's net income for the six months ended June 30, 2008 and 2007 was $167 million and $248 million, respectively, a decrease of $81 million.  The primary drivers, on an after-tax basis, of these decreases were as follows:
	Increase (Decrease)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

	(millions)

New investments (a)	$46	$76
Existing assets (a)	(2)	12
Full energy and capacity requirements services and trading	(16)	(3)
Restructuring activities and asset sales	1	(1)
Interest expense, differential membership costs and other	(6)	(14)
Change in unrealized mark-to-market non-qualifying hedge activity (b)	(215)	(141)
Change in OTTI losses on securities held in nuclear decommissioning funds	(8)	(10)

Net income decrease	$(200)	$(81)

____________________

(a)

Includes PTCs on wind projects but does not include allocation of interest expense or corporate general and administrative expenses.  See Note 4.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	See Note 2 and discussion above related to derivative instruments.

The increase in FPL Energy's results from new investments reflects the addition of approximately 2,425 mw of wind and nuclear generation during or after the three and six months ended June 30, 2007.  During the three-month period, results from FPL Energy's existing asset portfolio declined primarily due to the impact of a planned outage at the Seabrook nuclear facility as well as lower results from FPL Energy's retail energy provider reflecting a significant increase in energy prices.  These factors were partly offset by improved market conditions in the New England Power Pool (NEPOOL), Electric Reliability Council of Texas (ERCOT) and PJM Interconnection, L.L.C. (PJM) regions and a higher wind resource.  Results from FPL Energy's existing asset portfolio during the six-month period increased primarily due to the impact of the improved market conditions in the aforementioned regions and a higher wind resource partly offset by planned and unplanned outages at the Seabrook nuclear facility and lower results reported by FPL Energy's retail energy provider.  Results in the three- and six-month periods also benefited from the sale of excess oil that had been held in storage at an FPL Energy plant.  Results in PJM benefited from a new FERC-approved forward capacity market that began in June 2007.

FPL Energy's financial results for the three and six months ended June 30, 2008 reflect decreased gains from its full energy and capacity requirements services and trading activities primarily as a result of hedges placed on certain asset positions that do not meet the definition of non-qualifying hedges.  Full energy and capacity requirements services include load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.

During the three months ended June 30, 2008, FPL Energy recorded $157 million of net unrealized mark-to-market after-tax losses from non-qualifying hedges while in the prior period FPL Energy recorded $58 million of gains from such hedges.  During the six months ended June 30, 2008, FPL Energy recorded $209 million of net unrealized mark-to-market after-tax losses from non-qualifying hedges while in the prior period FPL Energy recorded $68 million of losses from such hedges. The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.  During the three months ended June 30, 2008, FPL Energy recorded $9 million of after-tax OTTI losses on securities held in FPL Energy's nuclear decommissioning funds while in the prior period FPL Energy recorded $1 million of such losses.  During the six months ended June 30, 2008, FPL Energy recorded $12 million of after-tax OTTI losses while in the prior period $2 million of such losses were recorded.

FPL Energy's operating revenues for the three months ended June 30, 2008 decreased $320 million.  The majority of this decrease reflects unrealized mark-to-market losses on non-qualifying hedge activity of approximately $336 million for the three months ended June 30, 2008 compared to $115 million of gains on such activity in the 2007 period.  FPL Energy's operating revenues for the six months ended June 30, 2008 decreased $50 million.  The majority of this decrease reflects unrealized mark-to-market losses on non-qualifying hedge activity of approximately $540 million for the six months ended June 30, 2008 compared to $248 million of such losses in the 2007 period.  The remaining increase in operating revenues for both the three and six months ended June 30, 2008 is primarily due to project additions, favorable market conditions in the NEPOOL, ERCOT and PJM regions and the impact of a refueling outage at Duane Arnold in the prior year, partially offset by the impact of unplanned and planned outages at the Seabrook nuclear facility.

FPL Energy's operating expenses for the three months ended June 30, 2008 increased $62 million primarily reflecting project additions, higher fossil fuel prices and higher fossil plant production.  This increase was partially offset by unrealized mark-to-market gains on non-qualifying hedge activity, which totaled approximately $76 million for the quarter ended June 30, 2008 compared to $30 million of losses on such activity in the 2007 period, and are reflected in fuel, purchased power and interchange expense in FPL Group's condensed consolidated statements of income.  FPL Energy's operating expenses for the six months ended June 30, 2008 increased $183 million primarily reflecting project additions, higher fossil fuel prices and higher fossil plant production.  This increase was partially offset by higher unrealized mark-to-market gains on non-qualifying hedge activity, which totaled approximately $200 million for the six months ended June 30, 2008 compared to $135 million of such gains in the 2007 period.

Equity in earnings of equity method investees for the three and six months ended June 30, 2008 increased $4 million and $9 million, respectively, due to improved market conditions in the PJM region.

FPL Group's effective income tax rate for all periods presented reflects PTCs for wind projects at FPL Energy.  PTCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $79 million and $146 million for the three and six months ended June 30, 2008, respectively, and approximately $50 million and $103 million for the comparable periods in 2007.  See Note 4.  In addition, FPL Energy's results and FPL Group's effective income tax rate benefited from certain income tax adjustments related, in part, to the recent Canadian wind asset acquisition.

FPL Energy expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  FPL Energy plans to add a total of 7,000 mw to 9,000 mw of new wind generation from 2008 to 2012 of which approximately 1,200 mw to 1,300 mw of wind capacity is expected to be added in 2008.  Through June 30, 2008, construction has been completed on approximately 299 mw of new projects and an additional 851 mw are under construction and are expected to reach commercial operation by the end of 2008.  In addition, FPL Energy expects to add 200 mw to 400 mw of solar generation by 2012.  The planned wind and solar expansions are subject to, among other things, continued public policy support, which includes, but is not limited to, the extension of PTCs beyond 2008 and support for the construction and availability of sufficient transmission facilities and capacity. FPL Energy's ability to develop, construct and operate its planned wind and solar expansions could be adversely impacted by the failure, in whole or in part, of such public policy support.  In late June 2008, FPL Energy purchased approximately 85 mw of operating wind assets in Canada.

Corporate and Other - Corporate and Other is primarily comprised of interest expense, the operating results of FPL FiberNet and other business activities as well as corporate interest income and expenses.  Corporate and Other allocates interest expense to FPL Energy based on a deemed capital structure at FPL Energy of 50% debt for operating projects and 100% debt for projects under construction.  For these purposes, the deferred credit associated with differential membership interests sold by an FPL Energy subsidiary in December 2007 is included with debt.  Each subsidiary's income taxes are calculated based on the "separate return method," except that tax benefits that could not be utilized on a separate return basis, but are utilized on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or detriments are recorded at Corporate and Other.  The major components of Corporate and Other's results, on an after-tax basis, are as follows:
	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

	(millions)

Interest expense	$(23)	$(20)	$(47)	$(44)
Interest income	5	6	7	10
Other	7	5	6	4

Net loss	$(11)	$(9)	$(34)	$(30)

The increase in interest expense reflects additional debt outstanding partly offset by lower average interest rates.  The decline in interest income reflects lower interest recorded on unrecognized tax benefits in accordance with FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  The increase in other primarily reflects additional consolidating tax adjustments.  Other includes all other corporate income and expenses as well as other business activities.

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

Cash Flow - The changes in cash and cash equivalents are summarized as follows:
	FPL Group		FPL

	Six Months Ended June 30,

	2008	2007	2008	2007

	(millions)

Net cash provided by operating activities	$2,068	$1,850	$1,680	$1,284
Net cash used in investing activities	(2,530)	(1,839)	(1,263)	(1,097)
Net cash provided by (used in) financing activities	596	92	(193)	(180)

Net increase in cash and cash equivalents	$134	$103	$224	$7

FPL Group's cash and cash equivalents increased for the six months ended June 30, 2008, reflecting cash generated by operating activities, the receipt of cash from the net issuance of long-term debt and a net increase in short-term debt.  These inflows were partially offset by capital investments and the payment of common stock dividends to FPL Group shareholders.

FPL Group's cash flows from operating activities for the six months ended June 30, 2008 reflect cash generated by net income, an increase in FPL's fuel accounts payable, the receipt of margin cash collateral from FPL's counterparties, the return of margin cash collateral posted in prior periods with FPL Energy's counterparties, the underrecovery by FPL of fuel costs, an increase in fuel inventory at both FPL and FPL Energy, an increase in customer receivables at both FPL and FPL Energy and the receipt of storm-related insurance proceeds.

FPL Group's cash flows from investing activities for the six months ended June 30, 2008 reflect capital investments of approximately $1.2 billion by FPL to expand and enhance its electric system and generating facilities to continue to provide reliable service to meet the power needs of present and future customers and investments in independent power projects of approximately $1.2 billion.  FPL Group's cash flows from investing activities also includes amounts related to the purchase and sale of restricted securities held in the special use funds, including the reinvestment of fund earnings and new contributions by FPL Energy, as well as other investment activity, primarily at FPL Group Capital.

During the six months ended June 30, 2008, FPL Group generated proceeds from financing activities, net of related issuance costs, of approximately $2.2 billion, including a net increase in short-term debt (comprised of a $928 million increase at FPL Group Capital and a $519 million decrease at FPL) and the following debt issuances and borrowings:
Company	Debt Issued	Interest Rate(s)	Principal Amount	Maturity Date(s)

			(millions)

FPL	First mortgage bonds	5.95%	$600	2038
FPL Group Capital	Term loans	variable	500	2009-2011
FPL Group Capital	Debentures	5.35%	250	2013
FPL Group Capital	Debentures	variable	250	2011
FPL Energy subsidiary	Canadian credit facility loan	variable	153	2011

			$1,753

During the six months ended June 30, 2008, FPL Group paid approximately $1.6 billion in connection with financing activities, including $506 million for FPL Group Capital debt maturities, $327 million for an FPL Energy subsidiary construction term loan maturity, $200 million for maturing FPL first mortgage bonds, approximately $183 million principal repayments on FPL Energy subsidiary debt, approximately $24 million principal repayment on FPL subsidiary storm-recovery bonds and $356 million for the payment of dividends on FPL Group's common stock.  In January 2008, an indirect wholly-owned subsidiary of FPL Energy entered into an interest rate swap agreement to pay a fixed rate of 3.2050% on $195 million of its variable rate limited recourse debt in order to mitigate cash flow exposure.  In June 2008, FPL Group Capital entered into two variable interest rate swap agreements, which expire in September 2011, to protect a total of $300 million of its $600 million 5.625% debentures maturing in September 2011 against changes in fair value due to changes in interest rates.

The net increase in FPL Group's cash and cash equivalents for the six months ended June 30, 2007 reflects the receipt of cash from the issuance of long-term debt, the return of margin cash collateral posted in prior periods with FPL's counterparties, the receipt of margin cash collateral from FPL Energy's counterparties and a distribution from Karaha Bodas Company, LLC as a result of a court judgment.  These inflows were partially offset by the retirements of long-term debt, the payment of common stock dividends to FPL Group shareholders, capital expenditures by FPL and capital investments by FPL Energy.

Guarantees and Letters of Credit - FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At June 30, 2008, FPL Group had standby letters of credit of approximately $742 million ($16 million for FPL) and approximately $9.1 billion notional amount of guarantees ($648 million for FPL), of which approximately $6.7 billion ($16 million for FPL) have expirations within the next five years.  An aggregate of approximately $452 million of the standby letters of credit at June 30, 2008 were issued under FPL Group Capital's credit facilities.  See Available Liquidity below.  These letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt-related reserves, nuclear activities, capital expenditures for wind development, the commercial paper program of FPL's consolidated variable interest entity from which it leases nuclear fuel and other contractual agreements.  Each of FPL Group and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit and guarantees.  At June 30, 2008, FPL Group and FPL did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries.  See Note 8 - Commitments.

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

Available Liquidity - At June 30, 2008, FPL Group's total available net liquidity was approximately $6.7 billion, of which FPL's portion was approximately $3.0 billion.  The components of each company's net available liquidity at June 30, 2008 were as follows:
	FPL	FPL Group Capital	FPL Group Consoli- dated	Maturity Date

				FPL	FPL Group Capital

	(millions)

Bank revolving lines of credit (a)	$2,500	$4,000	$6,500	(b)	(b)
Less letters of credit	-	452	452

	2,500	3,548	6,048

Revolving term loan facility	250	-	250	2011
Less borrowings	-	-	-

	250	-	250

Cash and cash equivalents	287	137	424

Net available liquidity	$3,037	$3,685	$6,722

_____________________

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

In order for FPL Group Capital to borrow under the terms of its credit facility, FPL Group (which guarantees the payment of FPL Group Capital's credit facilities pursuant to a 1998 guarantee agreement) is required to maintain a minimum ratio of funded debt to total capitalization.  The credit facility also contains default and related acceleration provisions relating to, among other things, failure of FPL Group to maintain the minimum ratio of funded debt to total capitalization.  Similarly, in order for FPL to borrow under the terms of its credit facility and revolving term loan facility, FPL is required to maintain a minimum ratio of funded debt to total capitalization.  The credit facility and revolving term loan facility also contain default and related acceleration provisions relating to, among other things, failure of FPL to maintain the minimum ratio of funded debt to total capitalization.  At June 30, 2008, each of FPL Group and FPL was in compliance with its respective ratio.

In addition, at June 30, 2008, FPL had restricted funds set aside (included in special use funds on FPL Group's and FPL's condensed consolidated balance sheets) that provide FPL the capacity to absorb up to approximately $215 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.  Also, an indirect wholly-owned subsidiary of FPL Energy has established a $100 million letter of credit facility which expires in 2017 and serves as security for certain obligations under commodity hedge agreements entered into by the subsidiary.

Shelf Registration - In September 2006, FPL Group, FPL Group Capital, FPL and certain affiliated trusts filed a shelf registration statement with the SEC for an unspecified amount of securities.  The amount of securities issuable by the companies is established from time to time by their respective board of directors.  As of July 31, 2008, securities that may be issued under the registration statement, as subsequently amended, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, first mortgage bonds, preferred trust securities, common stock, stock purchase contracts, stock purchase units, preferred stock and guarantees related to certain of those securities.  As of July 31, 2008, FPL Group and FPL Group Capital had $2.0 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $900 million of board-authorized available capacity.

Accumulated Other Comprehensive Income (Loss)

FPL Group's total other comprehensive income (loss) activity is as follows:
	Accumulated Other Comprehensive Income (Loss)

	Six Months Ended June 30,

	2008				2007

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits	Other	Total

	(millions)

Balances at December 31 of prior year	$(81)	$143	$54	$116	$(25)	$98	$42	$115
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses (net of $205
and $34 tax benefit, respectively)	(306)	-	-	(306)	(49)	-	-	(49)
Reclassification from AOCI to net income (net of $20
and $13 tax expense, respectively)	30	-	-	30	19	-	-	19
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized gains (net of $1
and $4 tax expense, respectively)	-	-	-	-	7	-	-	7
Reclassification from AOCI to net income (net of $1
tax benefit in 2007)	2	-	-	2	(3)	-	-	(3)
Net unrealized gains (losses) on available for sale securities
(net of $16 tax benefit and $8 tax expense, respectively)	-	-	(24)	(24)	-	-	13	13
Reclassification from AOCI to retained earnings	-	-	(1)	(1)	-	-	-	-
Defined benefit pension and other benefits plans
(net of $2 and $0.9 tax benefit, respectively)	-	(4)	-	(4)	-	(1)	-	(1)

Balances at June 30	$(355)	$139	$29	$(187)	$(51)	$97	$55	$101

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

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2008 were as follows:
		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Three months ended June 30, 2008
Fair value of contracts outstanding at March 31, 2008	$56	$(224)	$(245)	$464	$51
Reclassification to realized at settlement of contracts	(5)	(18)	26	(150)	(147)
Effective portion of changes in fair value recorded in OCI	-	-	(351)	-	(351)
Ineffective portion of changes in fair value recorded in earnings	-	(4)	-	-	(4)
Changes in fair value excluding reclassification to realized	(9)	(242)	-	684	433

Fair value of contracts outstanding at June 30, 2008	42	(488)	(570)	998	(18)
Net option premium payments (receipts)	(17)	21	-	-	4
Net margin cash collateral received	-	(15)	-	(379)	(394)

Total mark-to-market energy contract net assets (liabilities) at June 30, 2008	$25	$(482)	$(570)	$619	$(408)

		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Six months ended June 30, 2008
Fair value of contracts outstanding at December 31, 2007	$2	$(138)	$(109)	$(119)	$(364)
Reclassification to realized at settlement of contracts	1	(63)	49	(77)	(90)
Effective portion of changes in fair value recorded in OCI	-	-	(510)	-	(510)
Ineffective portion of changes in fair value recorded in earnings	-	(13)	-	-	(13)
Changes in fair value excluding reclassification to realized	39	(274)	-	1,194	959

Fair value of contracts outstanding at June 30, 2008	42	(488)	(570)	998	(18)
Net option premium payments (receipts)	(17)	21	-	-	4
Net margin cash collateral received	-	(15)	-	(379)	(394)

Total mark-to-market energy contract net assets (liabilities) at June 30, 2008	$25	$(482)	$(570)	$619	$(408)

FPL Group's total mark-to-market energy contract net assets (liabilities) at June 30, 2008 shown above are included in the condensed consolidated balance sheet as follows:
June 30, 2008

(millions)

Current derivative assets	$1,066
Noncurrent other assets	223
Current derivative liabilities	(872)
Noncurrent derivative liabilities	(825)

FPL Group's total mark-to-market energy contract net assets (liabilities)	$(408)

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2008 were as follows:
	Maturity

	2008	2009	2010	2011	2012	Thereafter	Total

	(millions)
Trading:
Quoted prices in active markets for identical assets	$22	$81	$12	$(2)	$-	$-	$113
Significant other observable inputs	26	(44)	(4)	6	1	-	(15)
Significant unobservable inputs	(44)	(1)	(13)	-	1	1	(56)

Total	4	36	(5)	4	2	1	42

Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	27	(17)	(22)	-	5	-	(7)
Significant other observable inputs	208	137	(39)	(60)	(52)	(170)	24
Significant unobservable inputs	(287)	(182)	(29)	(2)	(1)	(4)	(505)

Total	(52)	(62)	(90)	(62)	(48)	(174)	(488)

Owned Assets - OCI:
Quoted prices in active markets for identical assets	(27)	(8)	(5)	-	(7)	-	(47)
Significant other observable inputs	(143)	(266)	(87)	(31)	7	-	(520)
Significant unobservable inputs	(3)	-	-	-	-	-	(3)

Total	(173)	(274)	(92)	(31)	-	-	(570)

Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	31	-	-	-	-	-	31
Significant other observable inputs	878	96	-	-	-	-	974
Significant unobservable inputs	(5)	(2)	-	-	-	-	(7)

Total	904	94	-	-	-	-	998

Total sources of fair value	$683	$(206)	$(187)	$(89)	$(46)	$(173)	$(18)

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2007 were as follows:
		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Three months ended June 30, 2007
Fair value of contracts outstanding at March 31, 2007	$5	$(179)	$(154)	$(381)	$(709)
Reclassification to realized at settlement of contracts	(3)	18	14	176	205
Effective portion of changes in fair value recorded in OCI	-	-	34	-	34
Ineffective portion of changes in fair value recorded in earnings	-	3	-	-	3
Changes in fair value excluding reclassification to realized	(11)	62	-	(254)	(203)

Fair value of contracts outstanding at June 30, 2007	(9)	(96)	(106)	(459)	(670)
Net option premium payments	-	(7)	-	78	71

Total mark-to-market energy contract net assets (liabilities) at June 30, 2007	$(9)	$(103)	$(106)	$(381)	$(599)

		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Six months ended June 30, 2007
Fair value of contracts outstanding at December 31, 2006	$5	$8	$(56)	$(921)	$(964)
Reclassification to realized at settlement of contracts	(5)	(63)	33	450	415
Value of contracts purchased/previously not consolidated	-	23	-	-	23
Effective portion of changes in fair value recorded in OCI	-	-	(83)	-	(83)
Ineffective portion of changes in fair value recorded in earnings	-	(4)	-	-	(4)
Changes in fair value excluding reclassification to realized	(9)	(60)	-	12	(57)

Fair value of contracts outstanding at June 30, 2007	(9)	(96)	(106)	(459)	(670)
Net option premium payments (receipts)	-	(7)	-	78	71

Total mark-to-market energy contract net assets (liabilities) at June 30, 2007	$(9)	$(103)	$(106)	$(381)	$(599)

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of June 30, 2008 and December 31, 2007, the VaR figures were as follows:
	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2007	$-	$6	$6	$51	$31	$37	$51	$28	$39
June 30, 2008	$-	$4	$4	$68	$76	$43	$68	$74	$44

Average for the period ended
June 30, 2008	$-	$4	$4	$70	$54	$32	$70	$54	$32
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

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:
	June 30, 2008			December 31, 2007

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)
FPL Group:
Long-term debt, including current maturities	$13,234	$12,842	(a)	$12,681	$12,642	(a)
Fixed income securities:
Special use funds	$1,965	$1,965	(b)	$2,025	$2,025	(b)
Other investments	$106	$106	(b)	$111	$111	(b)
Interest rate swaps - net unrealized gain (loss)	$(23)	$(23	) (c)	$(28)	$(28	) (c)

FPL:
Long-term debt, including current maturities	$5,590	$5,395	(a)	$5,217	$5,185	(a)
Fixed income securities:
Special use funds	$1,469	$1,469	(b)	$1,436	$1,436	(b)
____________________
(a)	Based on market prices provided by external sources.
(b)	Based on quoted market prices for these or similar issues.
(c)	Based on market prices modeled internally.

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

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At June 30, 2008, the estimated fair value for FPL Group interest rate swaps was as follows:
Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value

(millions)						(millions)

Fair value hedge - FPL Group Capital:
$300	June 2008	September 2011	Variable (a)	5.625%		$3

Cash flow hedges - FPL Energy:
$66	December 2003	December 2017	4.245%	Variable	(b)	-
$22	April 2004	December 2017	3.845%	Variable	(b)	-
$195	December 2005	November 2019	4.905%	Variable	(b)	(5)
$508	January 2007	January 2022	5.390%	Variable	(c)	(23)
$176	January 2008	September 2011	3.2050%	Variable	(b)	2

Total cash flow hedges						(26)

Total interest rate hedges						$(23)

____________________

(a)	Three-month London InterBank Offered Rate (LIBOR) plus 1.18896%
(b)	Three-month LIBOR
(c)	Six-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $637 million ($296 million for FPL) at June 30, 2008.

Equity price risk - Included in the nuclear decommissioning reserve funds of FPL Group are marketable equity securities carried at their market value of approximately $1,360 million and $1,456 million ($924 million and $1,063 million for FPL) at June 30, 2008 and December 31, 2007, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $136 million ($92 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at June 30, 2008.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of June 30, 2008, approximately 97% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases made by FPL Group of its common stock:
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

4/1/08 - 4/30/08	690	$65.75	-	20,000,000
5/1/08- 5/31/08	4,076	$67.16	-	20,000,000
6/1/08 - 6/30/08	775	$67.52	-	20,000,000

Total	5,541		-

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of FPL Group's shareholders was held on May 23, 2008.  Of the 408,120,110 shares of common stock outstanding on the record date of March 24, 2008, a total of 361,692,924 shares (or 88.6% of the outstanding shares) were represented in person or by proxy.

The following directors were elected effective May 23, 2008:
	For	Withheld

Sherry S. Barrat	354,667,279	7,025,645
Robert M. Beall, II	353,400,693	8,292,231
J. Hyatt Brown	284,004,656	77,688,268
James L. Camaren	355,274,405	6,418,519
J. Brian Ferguson	355,160,756	6,532,168
Lewis Hay, III	352,786,306	8,906,618
Toni Jennings	355,158,203	6,534,721
Oliver D. Kingsley, Jr.	355,088,508	6,604,416
Rudy E. Schupp	355,358,177	6,334,747
Michael H. Thaman	355,331,665	6,361,259
Hansel E. Tookes, II	354,554,403	7,138,521
Paul R. Tregurtha	352,959,350	8,733,574

The vote ratifying the appointment of Deloitte & Touche LLP as FPL Group's independent registered public accounting firm was 353,637,168 for, 3,808,417 against and 4,247,339 abstaining.

The vote to approve the FPL Group Executive Annual Incentive Plan was 265,284,982 for, 15,945,617 against and 6,001,004 abstaining.  There were also 74,461,321 broker non-votes.

The shareholder proposal requesting preparation of a Global Warming Report was not properly presented at the annual meeting.  Therefore, such proposal was not submitted to a vote of shareholders.

Item 5.  Other Information

(a)	None
(b)	None
(c)	Other Events
(i)	Reference is made to Item 1. Business - FPL Group - Environmental and Item 1. Business - FPL Operations - Environmental in the 2007 Form 10-K for FPL Group and FPL.

Clean Air Interstate Rule (CAIR) - In July 2008, the U.S. Court of Appeals for the District of Columbia issued an order vacating the CAIR and remanded the rule to the EPA.  FPL Group and FPL do not believe that the impact of the court's order vacating the CAIR will be material to their financial statements.  However, neither FPL Group nor FPL can predict what the EPA's response to the court ruling may be, or the timing or impact of any future regulation that may result from this court ruling.

(ii)	Reference is made to Item 1. Business - FPL Operations - Fossil Operations and Item 1. Business - FPL Energy Operations - General in the 2007 Form 10-K for FPL Group and FPL.

During 2006, companies in the electric industry, including FPL, experienced different types of compressor blade failures in certain combustion turbine compressors (CTCs) made by a single manufacturer.  The manufacturer of the CTCs has determined the root cause of the failures experienced by FPL involving a rotating blade and the stationary section of the compressor, and a remedy is expected to be available by 2009.  Until the remedy is in place at each of the FPL and FPL Energy generating units affected, FPL and FPL Energy will continue conducting inspections of all such CTCs, replacing the rotating blade sets found to have cracks and replacing a portion of the stationary compressor blades they consider to be at a higher risk of failure.

(iii)	Reference is made to Item 1. Business - FPL Energy Operations - Portfolio by Category in the 2007 Form 10-K for FPL Group and FPL.

Texas has extensive wind energy resources that are not located near population centers.  The Competitive Renewable Energy Zone (CREZ) proceeding was initiated in December 2006 as a collaborative effort involving ERCOT, the Public Utilities Commission of Texas (PUCT) and interested stakeholders to deliver more renewable wind energy to customers in Texas.  As a part of the CREZ process, the PUCT has analyzed several transmission solutions to relieve existing transmission congestion and to support expanded wind development.  In July 2008, the PUCT approved the selection of a transmission plan that will add new transmission lines to accommodate up to 18.5 gigawatts of wind power generation.  FPL Energy's wholly-owned subsidiary, Lone Star Transmission, LLC, plans to submit a proposal to build one or more of the transmission lines identified under this transmission plan.

Item 6.  Exhibits

Exhibit Number	Description	FPL Group	FPL
*3(i)a	Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through March 10, 2005 (filed as Exhibit 3(i) to Form S-4, File No. 333-124438)	x
*3(i)b	Amendment to FPL Group's Restated Articles of Incorporation dated July 3, 2006 (filed as Exhibit 3(i) to Form 8-K dated June 30, 2006, File No. 1-8841)	x
*3(i)c	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)d	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)j	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)j to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)k	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)k to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)l	Amendment to FPL's Restated Articles of Incorporation dated February 11, 2005 (filed as Exhibit 3(i)m to Form 10-K for the year ended December 31, 2004, File No. 2-27612)		x
*3(ii)a	Amended and Restated Bylaws of FPL Group, as amended through February 15, 2008 (filed as Exhibit 3(ii)a to Form 10-K for the year ended December 31, 2007, File No. 1-8841)	x
*3(ii)b	Bylaws of FPL dated May 11, 1992 (filed as Exhibit 3 to Form 8-K dated May 1, 1992, File No. 1-3545)		x
*4(a)	Indenture, dated as of June 1, 1999, between FPL Group Capital and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)	X
*4(b)	Officer's Certificate of FPL Group Capital dated June 17, 2008, creating the 5.35% Debentures, Series due June 15, 2013 (filed as Exhibit 4(a) to Form 8-K dated June 17, 2008, File No. 1-8841)	X

Exhibit Number	Description	FPL Group	FPL
*4(c)	Officer's Certificate of FPL Group Capital dated June 17, 2008, creating the Floating Rate Debentures, Series due June 17, 2011 (filed as Exhibit 4(b) to Form 8-K dated June 17, 2008, File No. 1-8841)	x
10(a)	FPL Group Executive Annual Incentive Plan effective January 1, 2008, as approved by shareholders on May 23, 2008	x	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x
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

Date: July 31, 2008

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)