Form 10-Q
period 2008-09-30
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2008-10-31
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes _____ No X
The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding at September 30, 2008: 408,726,644 shares.

As of September 30, 2008, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.

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

  FPL Group's competitive energy business is subject to risks, many of which are beyond the control of FPL Group, including, but not limited to, the ability to efficiently develop and operate generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel, transmission constraints, competition from other generators, including those utilizing new sources of generation, excess generation capacity and demand for power, that may reduce the revenues and adversely impact the results of operations and financial condition of FPL Group.

  FPL Group's ability to successfully identify, complete and integrate acquisitions is subject to significant risks, including, but not limited to, the effect of increased competition for acquisitions resulting from the consolidation of the power industry.

  Adverse capital and credit market conditions may adversely affect FPL Group's and FPL's ability to meet liquidity needs, access capital and operate and grow their businesses, and the cost of capital.  Disruptions, uncertainty or volatility in the financial markets can also adversely impact the results of operations and financial condition of FPL Group and FPL, as well as exert downward pressure on stock prices.

  FPL Group's, FPL Group Capital Inc's (FPL Group Capital) and FPL's inability to maintain their current credit ratings may adversely affect FPL Group's and FPL's liquidity, limit the ability of FPL Group and FPL to grow their businesses, and would likely increase interest costs.

  FPL Group and FPL are subject to credit and performance risk from third parties under supply and service contracts.

  Customer growth and customer usage in FPL's service area affects FPL Group's and FPL's results of operations.

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

These and other risk factors are included in Part I, Item 1A. Risk Factors of FPL Group's and FPL's Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K) and Part II, Item 1A. Risk Factors in this combined Form 10-Q, and investors should refer to those sections of the 2007 Form 10-K and this combined Form 10-Q.  Any forward-looking statement speaks only as of the date on which such statement is made, and FPL Group and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Website Access to U.S. Securities and Exchange Commission (SEC) Filings.  FPL Group and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on FPL Group's internet website, www.fplgroup.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  Information on FPL Group's website (or any of its subsidiaries' websites) is not incorporated by reference in this combined Form 10-Q.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions, except per share amounts) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

OPERATING REVENUES	$5,387	$4,575	$12,407	$11,579

OPERATING EXPENSES
Fuel, purchased power and interchange	2,728	2,443	6,418	6,221
Other operations and maintenance	633	582	1,926	1,659
Storm cost amortization	20	19	46	60
Depreciation and amortization	348	310	1,025	914
Taxes other than income taxes	342	321	919	863

Total operating expenses	4,071	3,675	10,334	9,717

OPERATING INCOME	1,316	900	2,073	1,862

OTHER INCOME (DEDUCTIONS)
Interest expense	(203)	(194)	(597)	(552)
Equity in earnings of equity method investees	46	36	85	67
Allowance for equity funds used during construction	9	4	22	17
Interest income	13	16	49	61
Other - net	(46)	(2)	(58)	(7)

Total other deductions - net	(181)	(140)	(499)	(414)

INCOME BEFORE INCOME TAXES	1,135	760	1,574	1,448

INCOME TAXES	361	227	342	360

NET INCOME	$774	$533	$1,232	$1,088

Earnings per share of common stock:
Basic	$1.93	$1.34	$3.08	$2.74
Assuming dilution	$1.92	$1.33	$3.06	$2.72

Dividends per share of common stock	$0.445	$0.41	$1.335	$1.23

Weighted-average number of common shares outstanding:
Basic	400.4	398.1	399.8	397.5
Assuming dilution	403.0	400.9	402.5	400.3

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
September 30, 2008		December 31, 2007

PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$39,974	$38,231
Nuclear fuel	1,211	1,096
Construction work in progress	3,061	1,713
Less accumulated depreciation and amortization	(12,901)	(12,388)

Total property, plant and equipment - net	31,345	28,652

CURRENT ASSETS
Cash and cash equivalents	1,592	290
Customer receivables, net of allowances of $30 and $24, respectively	1,727	1,496
Other receivables, net of allowances of $6 and $8, respectively	341	225
Materials, supplies and fossil fuel inventory - at average cost	1,019	857
Regulatory assets:
Deferred clause and franchise expenses	573	103
Securitized storm-recovery costs	63	59
Derivatives	436	117
Other	3	2
Derivatives	251	182
Other	303	448

Total current assets	6,308	3,779

OTHER ASSETS
Special use funds	3,195	3,482
Prepaid benefit costs	1,997	1,911
Other investments	500	391
Regulatory assets:
Securitized storm-recovery costs	727	756
Deferred clause expenses	111	121
Unamortized loss on reacquired debt	33	36
Other	203	95
Other	1,059	900

Total other assets	7,825	7,692

TOTAL ASSETS	$45,478	$40,123

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	4,771	4,670
Retained earnings	6,656	5,945
Accumulated other comprehensive income	103	116

Total common shareholders' equity	11,534	10,735
Long-term debt	12,814	11,280

Total capitalization	24,348	22,015

CURRENT LIABILITIES
Commercial paper	2,815	1,017
Notes payable	225	-
Current maturities of long-term debt	1,180	1,401
Accounts payable	1,423	1,204
Customer deposits	565	539
Accrued interest and taxes	579	351
Regulatory liabilities:
Deferred clause and franchise revenues	13	18
Pension	24	24
Derivatives	559	289
Other	1,118	915

Total current liabilities	8,501	5,758

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,252	2,157
Accumulated deferred income taxes	4,215	3,821
Regulatory liabilities:
Accrued asset removal costs	2,129	2,098
Asset retirement obligation regulatory expense difference	675	921
Pension	672	696
Other	233	236
Derivatives	374	351
Other	2,079	2,070

Total other liabilities and deferred credits	12,629	12,350

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$45,478	$40,123

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Nine Months Ended September 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,232	$1,088
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,025	914
Nuclear fuel amortization	146	103
Recoverable storm-related costs of FPL	47	(14)
Storm cost amortization	46	60
Unrealized (gains) losses on marked to market energy contracts	(170)	51
Deferred income taxes	508	249
Cost recovery clauses and franchise fees	(465)	(94)
Change in prepaid option premiums and derivative settlements	(6)	132
Equity in earnings of equity method investees	(85)	(67)
Distributions of earnings from equity method investees	50	128
Changes in operating assets and liabilities:
Customer receivables	(235)	(431)
Other receivables	(6)	4
Materials, supplies and fossil fuel inventory	(156)	(26)
Other current assets	(47)	(59)
Other assets	(108)	(86)
Accounts payable	234	203
Customer deposits	27	24
Margin cash collateral	28	99
Income taxes	(173)	98
Interest and other taxes	242	246
Other current liabilities	73	2
Other liabilities	(15)	-
Other - net	167	122

Net cash provided by operating activities	2,359	2,746

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,665)	(1,285)
Independent power investments	(1,854)	(2,162)
Nuclear fuel purchases	(164)	(223)
Other capital expenditures	(32)	(26)
Proceeds from sale of securities in special use funds	1,718	1,810
Purchases of securities in special use funds	(1,797)	(2,010)
Proceeds from sale of other securities	84	117
Purchases of other securities	(188)	(131)
Other - net	41	28

Net cash used in investing activities	(3,857)	(3,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,587	2,656
Retirements of long-term debt	(1,324)	(1,498)
Net change in short-term debt	2,023	220
Issuances of common stock	32	36
Dividends on common stock	(535)	(490)
Change in funds held for storm-recovery bond payments	14	(24)
Other - net	3	(34)

Net cash provided by financing activities	2,800	866

Net increase (decrease) in cash and cash equivalents	1,302	(270)
Cash and cash equivalents at beginning of period	290	620

Cash and cash equivalents at end of period	$1,592	$350

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (millions) (unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

OPERATING REVENUES	$3,423	$3,445	$8,829	$8,798

OPERATING EXPENSES
Fuel, purchased power and interchange	1,992	1,969	5,047	5,081
Other operations and maintenance	356	378	1,114	1,074
Storm cost amortization	20	19	46	60
Depreciation and amortization	200	194	596	576
Taxes other than income taxes	306	294	817	786

Total operating expenses	2,874	2,854	7,620	7,577

OPERATING INCOME	549	591	1,209	1,221

OTHER INCOME (DEDUCTIONS)
Interest expense	(83)	(83)	(252)	(224)
Allowance for equity funds used during construction	9	4	22	17
Interest income	2	1	10	14
Other - net	(2)	(2)	(9)	(7)

Total other deductions - net	(74)	(80)	(229)	(200)

INCOME BEFORE INCOME TAXES	475	511	980	1,021

INCOME TAXES	161	185	342	358

NET INCOME	$314	$326	$638	$663

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (millions) (unaudited)
September 30, 2008		December 31, 2007

ELECTRIC UTILITY PLANT
Plant in service	$26,277	$25,585
Nuclear fuel	603	565
Construction work in progress	1,454	1,101
Less accumulated depreciation and amortization	(10,136)	(10,081)

Electric utility plant - net	18,198	17,170

CURRENT ASSETS
Cash and cash equivalents	881	63
Customer receivables, net of allowances of $19 and $13, respectively	1,064	807
Other receivables, net of allowances of $1 and $1, respectively	138	178
Materials, supplies and fossil fuel inventory - at average cost	625	583
Regulatory assets:
Deferred clause and franchise expenses	573	103
Securitized storm-recovery costs	63	59
Derivatives	436	117
Derivatives	3	83
Other	134	260

Total current assets	3,917	2,253

OTHER ASSETS
Special use funds	2,313	2,499
Prepaid benefit costs	971	907
Regulatory assets:
Securitized storm-recovery costs	727	756
Deferred clause expenses	111	121
Unamortized loss on reacquired debt	33	36
Other	183	72
Other	286	230

Total other assets	4,624	4,621

TOTAL ASSETS	$26,739	$24,044

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,394	4,318
Retained earnings	2,172	1,584

Total common shareholder's equity	7,939	7,275
Long-term debt	5,310	4,976

Total capitalization	13,249	12,251

CURRENT LIABILITIES
Commercial paper	1,500	842
Notes payable	50	-
Current maturities of long-term debt	263	241
Accounts payable	911	706
Customer deposits	559	531
Accrued interest and taxes	510	225
Regulatory liabilities - deferred clause and franchise revenues	13	18
Derivatives	434	182
Other	597	531

Total current liabilities	4,837	3,276

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,720	1,653
Accumulated deferred income taxes	2,954	2,716
Regulatory liabilities:
Accrued asset removal costs	2,129	2,098
Asset retirement obligation regulatory expense difference	675	921
Other	232	235
Other	943	894

Total other liabilities and deferred credits	8,653	8,517

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$26,739	$24,044

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2007 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (millions) (unaudited)
	Nine Months Ended September 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$638	$663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	596	576
Nuclear fuel amortization	78	64
Recoverable storm-related costs	47	(14)
Storm cost amortization	46	60
Deferred income taxes	317	111
Cost recovery clauses and franchise fees	(465)	(94)
Change in prepaid option premiums and derivative settlements	-	117
Changes in operating assets and liabilities:
Customer receivables	(257)	(226)
Other receivables	(6)	(18)
Materials, supplies and fossil fuel inventory	(42)	(26)
Other current assets	(46)	(53)
Other assets	(66)	(51)
Accounts payable	228	108
Customer deposits	28	25
Margin cash collateral	18	79
Income taxes	88	293
Interest and other taxes	221	219
Other current liabilities	81	4
Other liabilities	14	10
Other - net	23	45

Net cash provided by operating activities	1,541	1,892

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,665)	(1,285)
Nuclear fuel purchases	(88)	(169)
Proceeds from sale of securities in special use funds	1,102	1,636
Purchases of securities in special use funds	(1,168)	(1,823)
Other - net	1	2

Net cash used in investing activities	(1,818)	(1,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	589	934
Retirements of long-term debt	(241)	(250)
Net change in short-term debt	708	179
Dividends	(50)	(1,100)
Change in funds held for storm-recovery bond payments	14	(24)
Capital contribution from FPL Group	75	-

Net cash provided by (used in) financing activities	1,095	(261)

Net increase (decrease) in cash and cash equivalents	818	(8)
Cash and cash equivalents at beginning of period	63	64

Cash and cash equivalents at end of period	$881	$56

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

1.  Employee Retirement Benefits

FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  The cost of this SERP component is included in the determination of net periodic benefit income for pension benefits in the following table and was not material to FPL Group's financial statements for the three and nine months ended September 30, 2008 and 2007.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.

The following table provides the components of net periodic benefit (income) cost for the plans:
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits

	Three Months Ended September 30,				Nine Months Ended September 30,

	2008	2007	2008	2007	2008	2007	2008	2007

	(millions)

Service cost	$13	$13	$1	$1	$40	$38	$4	$4
Interest cost	26	23	6	6	77	70	19	18
Expected return on plan assets	(60)	(55)	-	-	(180)	(165)	(3)	(2)
Amortization of transition obligation	-	-	1	1	-	-	3	3
Amortization of prior service benefit	(1)	(1)	-	-	(3)	(3)	-	-
Amortization of gains	(7)	(5)	-	-	(21)	(14)	-	-

Net periodic benefit (income) cost at FPL Group	$(29)	$(25)	$8	$8	$(87)	$(74)	$23	$23

Net periodic benefit (income) cost at FPL	$(21)	$(19)	$6	$6	$(63)	$(57)	$18	$19

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

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:
	FPL Group		FPL

	September 30,	December 31,	September 30,		December 31,

	2008	2007	2008		2007

	(millions)

Current derivative assets (a)	$251	$182	$3		$83
Noncurrent other assets	121	99	3		-
Current derivative liabilities (b)	(559)	(289)	(434)		(182)
Noncurrent derivative liabilities (c)	(374)	(351)	(93	) (d)	(5	) (d)

Total mark-to-market derivative instrument
assets (liabilities)	$(561)	$(359)	$(521)		$(104)

_____________________

(a)	At September 30, 2008 and December 31, 2007, FPL Group's balances reflect the netting of $6 million and $4 million (none at FPL), respectively, in margin cash collateral received from counterparties.
(b)

At September 30, 2008 and December 31, 2007, FPL Group's balances reflect the netting of $38 million and $43 million ($3 million and $16 million at FPL), respectively, in margin cash collateral provided to counterparties.

(c)	At September 30, 2008 and December 31, 2007, FPL Group's balances reflect the netting of $9 million and $1 million (none at FPL), respectively, in margin cash collateral provided to counterparties.
(d)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

At September 30, 2008 and December 31, 2007, FPL Group had approximately $55 million and $18 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in other current liabilities in the condensed consolidated balance sheets.  Additionally, at September 30, 2008 and December 31, 2007, FPL Group had approximately $64 million and $57 million ($4 million and $11 million at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in other current assets in the condensed consolidated balance sheets.

FPL Group and FPL use derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate risk associated with long-term debt.  In addition, FPL Group, through FPL Energy, LLC (FPL Energy), uses derivatives to optimize the value of power generation assets.  FPL Energy provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly FPL Energy, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  While most of FPL Energy's derivative transactions are entered into for the purpose of managing commodity price risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge at inception and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable.  FPL Group believes that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life.

At September 30, 2008, FPL Group had cash flow hedges with expiration dates through December 2012 for energy contract derivative instruments, and interest rate cash flow hedges with expiration dates through January 2022. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period and amounted to $11 million and $5 million for the three months ended September 30, 2008 and 2007, respectively, and $(2) million and $1 million for the nine months ended September 30, 2008 and 2007, respectively. Settlement gains and losses are included within the line items in the statements of income to which they relate.

FPL Group's net unrealized mark-to-market gains (losses) on derivative transactions reflected in the condensed consolidated statements of income for consolidated subsidiaries and equity method investees are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(millions)

Consolidated subsidiaries	$505	$66	$170	$(51)
Equity method investees	$2	$1	$(1)	$1

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

FPL Group and FPL use several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those assets and liabilities that are measured on a recurring basis.  Certain derivatives and financial instruments are valued using option pricing models and take into consideration multiple inputs including commodity prices, volatility factors and discount rates, as well as counterparty credit ratings and credit enhancements.  Additionally, when observable market data is not sufficient, valuation models are developed that incorporate FPL Group's and FPL's proprietary views of market factors and conditions.  FPL Group's and FPL's assessment of the significance of any particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table sets forth FPL Group's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level.
	As of September 30, 2008

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting (a)	Total

	(millions)
Assets:
Cash equivalents:
FPL Group	$864	$-		$-	$-	$864
FPL	$528	$-		$-	$-	$528
Other current assets:
FPL Group	$-	$54		$-	$-	$54
Special use funds:
FPL Group	$686	$2,509	(b)	$-	$-	$3,195
FPL	$121	$2,192	(b)	$-	$-	$2,313
Other investments:
FPL Group	$12	$97		$-	$-	$109
FPL	$2	$-		$-	$-	$2
Net derivative assets (liabilities):
FPL Group	$(41)	$(816)		$255	$41	$(561	)(c)
FPL	$(3)	$(524)		$3	$3	$(521	)(c)

(a)				Includes amounts for margin cash collateral and net option premium payments and receipts.
(b)

At FPL Group, approximately $925 million ($845 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by FPL Group or FPL.  The remaining investments are primarily comprised of fixed income securities including municipal, mortgage-backed, corporate and governmental bonds.

(c)				See Note 2 for a reconciliation of net derivatives to FPL Group's and FPL's condensed consolidated balance sheets.

The following table sets forth a reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs.
	Three Months Ended September 30, 2008

	FPL Group	FPL

	(millions)

Fair value of derivatives based on significant unobservable inputs
at June 30, 2008	$(571)	$(7)
Unrealized gains (losses):
Included in earnings (a)	545	-
Included in regulatory assets and liabilities	6	6
Settlements	277	4
Net transfers out	(2)	-

Fair value of derivatives based on significant unobservable inputs
at September 30, 2008	$255	$3

_____________________
(a)		At FPL Group, $545 million of gains are reflected in operating revenues in the condensed consolidated statements of income.

	Nine Months Ended September 30, 2008

	FPL Group	FPL

	(millions)

Fair value of derivatives based on significant unobservable inputs
at January 1, 2008	$(127)	$(10)
Unrealized gains (losses):
Included in earnings (a)	(78)	-
Included in regulatory assets and liabilities	8	8
Settlements	272	5
Net transfers in	180	-

Fair value of derivatives based on significant unobservable inputs
at September 30, 2008	$255	$3

_____________________
(a)		At FPL Group, $78 million of losses are reflected in operating revenues in the condensed consolidated statements of income.

Effective January 1, 2008, a subsidiary of FPL Group Capital adopted FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," for its investments in debt securities.  The fair values of these debt securities at September 30, 2008 and December 31, 2007 were approximately $103 million and $111 million, respectively, and are primarily included in other investments in FPL Group's condensed consolidated balance sheets.  The impact of adopting FAS 159 was not material to FPL Group.

4.  Income Taxes

FPL Group's effective income tax rate for the three months ended September 30, 2008 and 2007 was approximately 31.8% and 29.9%, respectively.  The reduction from the federal statutory rate mainly reflects the benefit of wind production tax credits (PTCs) of approximately $94 million and $43 million, respectively, related to FPL Energy's wind projects.  PTCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.  The corresponding rates and amounts for the nine months ended September 30, 2008 and 2007 were approximately 21.7% and 24.9%, respectively, and approximately $193 million and $146 million, respectively.

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

5.  Comprehensive Income

FPL Group's comprehensive income is as follows:
	Three Months Ended September 30,

	2008	2007

	(millions)

Net income of FPL Group	$774	$533
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains
(net of $167 and $16 tax expense, respectively)	256	23
Reclassification from AOCI to net income
(net of $39 and $0.5 tax expense, respectively)	50	1
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses
(net of $6 and $7 tax benefit, respectively)	(8)	(12)
Reclassification from AOCI to net income
(net of $3 tax expense and $0.6 tax benefit, respectively)	4	(1)
Net unrealized gains (losses) on available for sale securities
(net of $7 tax benefit and $3 tax expense, respectively)	(11)	4
Defined benefit pension and other benefits plans
(net of $0.8 and $0.4 tax benefit, respectively)	(1)	(1)

Comprehensive income of FPL Group	$1,064	$547

	Nine Months Ended September 30,

	2008	2007

	(millions)

Net income of FPL Group	$1,232	$1,088
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses
(net of $38 and $18 tax benefit, respectively)	(49)	(26)
Reclassification from AOCI to net income
(net of $59 and $14 tax expense, respectively)	80	20
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses
(net of $5 and $4 tax benefit, respectively)	(8)	(5)
Reclassification from AOCI to net income
($4 tax expense and $2 tax benefit, respectively)	6	(4)
Net unrealized gains (losses) on available for sale securities
(net of $23 tax benefit and $11 tax expense, respectively)	(36)	17
Defined benefit pension and other benefits plans
(net of $2 and $1 tax benefit, respectively)	(4)	(2)

Comprehensive income of FPL Group	$1,221	$1,088

Approximately $22 million of after-tax losses included in FPL Group's AOCI at September 30, 2008 will be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.  AOCI is separately displayed on the condensed consolidated balance sheets of FPL Group.  FPL's comprehensive income is the same as reported net income.

6.  Common Stock

The reconciliation of FPL Group's basic and diluted earnings per share of common stock is shown below:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(millions, except per share amounts)

Numerator - net income	$774	$533	$1,232	$1,088

Denominator:
Weighted-average number of common shares
outstanding - basic	400.4	398.1	399.8	397.5
Restricted stock, performance share awards,
options and warrants (a)	2.6	2.8	2.7	2.8

Weighted-average number of common shares
outstanding - assuming dilution	403.0	400.9	402.5	400.3

Earnings per share of common stock:
Basic	$1.93	$1.34	$3.08	$2.74
Assuming dilution	$1.92	$1.33	$3.06	$2.72
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

Restricted stock, performance share awards and common shares issuable upon the exercise of stock options which were not included in the denominator above due to their antidilutive effect were approximately 0.6 million and 0.1 million for the three months ended September 30, 2008 and 2007, respectively, and 0.5 million and none for the nine months ended September 30, 2008 and 2007, respectively.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1 (FSP EITF 03-6-1), "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities."  FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as participating securities.  Therefore, these participating securities must be included in the computation of earnings per share, pursuant to the two-class method described in FAS 128, "Earnings Per Share."  FPL Group's unvested restricted stock awards are considered participating securities because they contain non-forfeitable rights to dividends.  FPL Group and FPL will be required to adopt FSP EITF 03-6-1 on January 1, 2009 and present all prior-period earnings per share data on a retrospective basis.  FPL Group is currently evaluating the impact of FSP EITF 03-6-1 on its earnings per share.

7.  Debt

Subsidiaries of FPL Group had the following debt issuances and borrowings during the nine months ended September 30, 2008:
Date Issued	Company	Debt Issued	Interest Rate(s)	Principal Amount	Maturity Date(s)

				(millions)

January 2008	FPL	First mortgage bonds	5.95%	$600	2038
March 2008	FPL Group Capital	Term loans	variable	$500	2009 - 2011
June 2008	FPL Group Capital	Debentures	5.35%	$250	2013
June 2008	FPL Group Capital	Debentures	variable	$250	2011
June 2008	FPL Energy subsidiary	Canadian credit facility loan	variable	$153	2011
July 2008	FPL Energy subsidiary	Limited-recourse senior secured notes	7.59%	$525	2018 (a)
September 2008	FPL Group Capital	Term loans	variable	$320	2011
_____________________

(a)				Partially amortizing with a balloon payment at maturity.

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

At September 30, 2008, planned capital expenditures for the remainder of 2008 through 2012 were estimated as follows:
	2008	2009	2010	2011	2012	Total

FPL:	(millions)
Generation: (a)
New (b) (c)	$340	$1,075	$915	$510	$755	$3,595
Existing	205	655	665	645	455	2,625
Transmission and distribution	190	595	845	925	1,165	3,720
Nuclear fuel	15	165	200	175	195	750
General and other	30	190	290	315	225	1,050

Total	$780	$2,680	$2,915	$2,570	$2,795	$11,740

FPL Energy:
Wind (d)	$565	$1,985	$20	$20	$10	$2,600
Nuclear (e)	115	400	420	260	245	1,440
Gas	45	145	70	70	80	410
Other	30	50	30	30	25	165

Total	$755	$2,580	$540	$380	$360	$4,615

FPL FiberNet	$5	$55	$25	$20	$20	$125

_____________________
(a)

Includes allowance for funds used during construction (AFUDC) of approximately $17 million and $51 million in 2008 and 2009, respectively, and carrying charges (equal to the pretax AFUDC rate) on construction costs recoverable through the nuclear cost recovery rule of approximately $2 million, $28 million, $56 million, $49 million and $48 million in 2008 - 2012, respectively, essentially all of which is included in new generation.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.
(c)

Excludes capital expenditures of approximately $781 million for the third natural gas-fired combined-cycle generating unit at West County Energy Center for the period from early 2009 (when final project approval is expected) through 2011 (expected completion date).  Also excludes capital expenditures of approximately $1.6 billion for the modernization of the Cape Canaveral and Riviera power plants for the period from early-2010 (when approval by the Florida Power Plant Siting Board (Siting Board), comprised of the Florida governor and cabinet is expected) through 2012.

(d)

Capital expenditures for new wind projects are estimated through 2009, when eligibility for PTCs for new wind projects is scheduled to expire.  FPL Energy expects to add approximately 1,100 megawatts (mw) in 2009 and 1,000 mw to 2,000 mw of new wind generation per year from 2010 through 2012, subject to, among other things, continued public policy support, which includes, but is not limited to, the extension of PTCs beyond 2009 and support for the construction and availability of sufficient transmission facilities and capacity, and access to capital/financing.  The cost of the planned wind additions for the 2010 through 2012 period is estimated to be approximately $2 billion to $4 billion in each year, which is not included in the table above.

(e)	Includes nuclear fuel.

In October 2008, a wholly-owned subsidiary of FPL Group Capital lent $500 million under a construction and term loan to a third party for an energy-related project.  The loan initially bears interest at a variable rate and will be converted to a 20-year, fixed rate term loan upon the earlier of completion of construction or conversion by the FPL Group Capital subsidiary.  During the 20-year term, interest is payable semiannually.  The loan requires payment of interest only during the first five and one-half years.  Amortization of the outstanding principal amount of the loan will begin five and one-half years after the conversion of the construction loan into a term loan, with semiannual payments of principal in an amount sufficient to reduce the outstanding principal balance due at maturity to $300 million.

FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt and guarantees.  FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002 be recorded on the balance sheet.  At September 30, 2008, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The terms of the guarantees are equal to the terms of the related debt, with remaining terms ranging from 1 year to 10 years.  The maximum potential amount of future payments that could be required under these guarantees at September 30, 2008 was approximately $16 million.  At September 30, 2008, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of September 30, 2008.

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

Contracts - In addition to the planned capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power annually through mid-2015 and 375 mw annually thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 740 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2009 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 880 mw of power with expiration dates ranging from 2009 through 2012.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts with expiration dates through 2032 for the purchase and transportation of natural gas and coal, and storage of natural gas.

FPL Energy has entered into several contracts primarily for the purchase of wind turbines and towers and related construction activities, approximately $1.7 billion of which is included in the planned capital expenditures table in Commitments above.  In addition, FPL Energy has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2008 through 2041, as well as for the supply, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from 2008 through 2018.

The required capacity and minimum payments under these contracts as of September 30, 2008 were estimated as follows:
	2008	2009	2010	2011	2012	Thereafter

FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$50	$220	$230	$210	$210	$750
Qualifying facilities (b)	$80	$320	$290	$260	$270	$2,920
Other electricity suppliers (b)	$15	$50	$10	$10	$5	$-
Minimum payments, at projected prices:
Southern subsidiaries - energy (b)	$20	$90	$40	$-	$-	$-
Natural gas, including transportation and storage (c)	$820	$2,905	$1,295	$850	$560	$4,835
Coal (c)	$20	$70	$50	$10	$-	$-

FPL Energy (d)	$425	$1,365	$135	$75	$80	$780
_____________________
(a)

Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $146 million and $143 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $436 million and $436 million for the nine months ended September 30, 2008 and 2007, respectively.

(b)

Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $150 million and $134 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $391 million and $336 million for the nine months ended September 30, 2008 and 2007, respectively.

(c)	Recoverable through the fuel clause.
(d)	Includes termination payments primarily associated with wind turbine contracts beyond 2009.

In addition, FPL has entered into several long-term agreements for storage capacity and transportation of natural gas from facilities that have not yet begun, or if begun have not yet completed, construction.  These agreements range from 15 to 25 years in length and contain firm commitments by FPL totaling up to approximately $200 million annually or $4.8 billion over the terms of the agreements.  These firm commitments are contingent upon the occurrence of certain events, including approval by the Federal Energy Regulatory Commission (FERC) and/or completion of construction of the facilities from 2009 to 2011.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this Act, FPL Group maintains $300 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system under which it is subject to retrospective assessments of up to $940 million ($470 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the United States, payable at a rate not to exceed $140 million ($70 million for FPL) per incident per year.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and St. Lucie Unit No. 2, which approximates $14 million, $35 million and $18 million, plus any applicable taxes, per incident, respectively.

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $178 million ($103 million for FPL), plus any applicable taxes, in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $5 million and $4 million, plus any applicable taxes, respectively.

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

In August 2001, Florida Municipal Power Agency (FMPA) filed a petition for review with the U.S. Court of Appeals for the District of Columbia (DC Circuit) asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for certain credits for transmission facilities owned by FMPA members.  This matter arose from a 1993 FPL filing of a comprehensive restructuring of its then-existing tariff structure.  All issues in this case have been closed except for FMPA's request for exclusions from FPL's transmission rates of the costs of FPL's facilities that fail to meet the same integration test that was used to deny credits for certain FMPA facilities (integration test).  In May 2004, FPL made a compliance filing with the FERC of a proposed rate schedule that does not include those FPL facilities that fail to meet the same integration test.  In January 2005, the FERC issued an order on FPL's compliance filing and required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  FPL made this compliance filing in April 2005, under which FPL's current rate would be reduced by $0.04 per kilowatt (kw) per month.  In May 2005, FMPA protested FPL's compliance filing and argued that FPL's rates should be reduced by an additional $0.20 per kw per month.  Any reduction in FPL's network service rate also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  In February 2008, the FERC accepted FPL's April 2005 compliance filing in full and, in March 2008, FPL issued refunds of approximately $4 million to FMPA and $2 million to Seminole in accordance with the FERC's February 2008 order.  Subsequently, FMPA sought rehearing of the FERC's February 2008 order.  FMPA's position is that FPL's rates should be reduced by an additional $0.20 per kw per month, which, if upheld, would result in an additional refund obligation to FMPA of approximately $24 million, and approximately $13 million to Seminole, at September 30, 2008.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case is in discovery and has been scheduled for trial in June 2010.

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

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (FPL Energy Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy was added as a defendant in 2005.  The petition alleged that the FPL Energy Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of renewable energy credits each year and that the FPL Energy Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million.  The FPL Energy Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim, as amended, asserted claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and sought termination of the contract and damages.  Following a jury trial in June 2007, among other findings, both TXU and the FPL Energy Affiliates were found to have breached the contract.  In August 2008, the judge issued a final judgment pursuant to which the contract is not terminated and neither party will recover any damages.

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

In February 2008, a fault occurred at an FPL substation causing a system loss of about 3,400 mw of generating capacity, which left approximately 596,000 FPL customers without power.  Power was restored to approximately two-thirds of affected customers within one hour and all customers were restored within three hours.  FPL's investigation into the root cause of the problem determined the fault occurred as a result of human error.  In March 2008, the Florida Reliability Coordinating Council (FRCC) initiated an investigation of the event and the FERC opened a nonpublic formal investigation to determine whether the event involved any violations of mandatory reliability standards.  In June 2008, the FRCC issued an interim recommendations report to all FRCC operating entities, including FPL.  In July 2008, FPL responded that all recommendations requiring current FPL action had been implemented and that FPL supports the remaining recommendations which require development by the FRCC prior to implementation.  The FRCC has indicated that it expects to issue a final report in November 2008.  The FERC has provided no timetable for completion of its investigation.  The North American Electric Reliability Corporation (NERC) is participating in both investigations.  Based on interactions with the FERC staff conducting the investigation, FPL believes that the FERC staff may assert numerous violations of the NERC Reliability Standards, each with a possible fine of up to $1 million per violation per day.  FPL believes it has meritorious defenses and will vigorously contest any charges, should they be made.  At this time, management is unable to predict the outcome and related impact of these investigations.

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

9.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and FPL Energy, a competitive energy business.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:
	Three Months Ended September 30,

	2008				2007

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$3,423	$1,916	$48	$5,387	$3,445	$1,090	$40	$4,575
Operating expenses	$2,874	$1,150	$47	$4,071	$2,854	$781	$40	$3,675
Net income (loss) (b)	$314	$483	$(23)	$774	$326	$220	$(13)	$533

	Nine Months Ended September 30,

	2008				2007

	FPL	FPL Energy(a)	Corporate & Other	Total	FPL	FPL Energy(a)	Corporate & Other	Total

	(millions)

Operating revenues	$8,829	$3,432	$146	$12,407	$8,798	$2,658	$123	$11,579
Operating expenses	$7,620	$2,572	$142	$10,334	$7,577	$2,022	$118	$9,717
Net income (loss) (b)	$638	$650	$(56)	$1,232	$663	$468	$(43)	$1,088

	September 30, 2008				December 31, 2007

	FPL	FPL Energy	Corporate & Other	Total	FPL	FPL Energy	Corporate & Other	Total

	(millions)

Total assets	$26,739	$16,480	$2,259	$45,478	$24,044	$14,505	$1,574	$40,123
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

10.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interests in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income
	Three Months Ended September 30,

	2008				2007

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$1,965	$3,422	$5,387	$-	$1,131	$3,444	$4,575
Operating expenses	1	(1,199)	(2,873)	(4,071)	-	(822)	(2,853)	(3,675)
Interest expense	(4)	(120)	(79)	(203)	(5)	(112)	(77)	(194)
Other income (deductions) - net	784	17	(779)	22	528	59	(533)	54

Income (loss) before income taxes	781	663	(309)	1,135	523	256	(19)	760
Income tax expense (benefit)	7	192	162	361	(10)	52	185	227

Net income (loss)	$774	$471	$(471)	$774	$533	$204	$(204)	$533

_____________________
(a)	Represents FPL and consolidating adjustments.

	Nine Months Ended September 30,

	2008				2007

	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated

	(millions)

Operating revenues	$-	$3,584	$8,823	$12,407	$-	$2,786	$8,793	$11,579
Operating expenses	-	(2,720)	(7,614)	(10,334)	-	(2,144)	(7,573)	(9,717)
Interest expense	(14)	(344)	(239)	(597)	(14)	(328)	(210)	(552)
Other income (deductions) - net	1,259	82	(1,243)	98	1,090	120	(1,072)	138

Income (loss) before income taxes	1,245	602	(273)	1,574	1,076	434	(62)	1,448
Income tax expense (benefit)	13	(13)	342	342	(12)	14	358	360

Net income (loss)	$1,232	$615	$(615)	$1,232	$1,088	$420	$(420)	$1,088

_____________________
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets
	September 30, 2008				December 31, 2007

	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$-	$15,911	$28,335	$44,246	$-	$13,790	$27,250	$41,040
Less accumulated depreciation and amortization	-	(2,765)	(10,136)	(12,901)	-	(2,308)	(10,080)	(12,388)

Total property, plant and equipment - net	-	13,146	18,199	31,345	-	11,482	17,170	28,652

CURRENT ASSETS
Cash and cash equivalents	-	712	880	1,592	-	227	63	290
Receivables	156	928	984	2,068	39	816	866	1,721
Other	13	814	1,821	2,648	12	529	1,227	1,768

Total current assets	169	2,454	3,685	6,308	51	1,572	2,156	3,779

OTHER ASSETS
Investment in subsidiaries	11,163	-	(11,163)	-	10,474	-	(10,474)	-
Other	1,633	2,190	4,002	7,825	1,632	2,121	3,939	7,692

Total other assets	12,796	2,190	(7,161)	7,825	12,106	2,121	(6,535)	7,692

TOTAL ASSETS	$12,965	$17,790	$14,723	$45,478	$12,157	$15,175	$12,791	$40,123

CAPITALIZATION
Common shareholders' equity	$11,534	$3,225	$(3,225)	$11,534	$10,735	$3,198	$(3,198)	$10,735
Long-term debt	-	7,503	5,311	12,814	-	6,305	4,975	11,280

Total capitalization	11,534	10,728	2,086	24,348	10,735	9,503	1,777	22,015

CURRENT LIABILITIES
Debt due within one year	-	2,406	1,814	4,220	-	1,335	1,083	2,418
Accounts payable	-	517	906	1,423	3	495	706	1,204
Other	117	876	1,865	2,858	68	700	1,368	2,136

Total current liabilities	117	3,799	4,585	8,501	71	2,530	3,157	5,758

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	532	1,720	2,252	-	504	1,653	2,157
Accumulated deferred income taxes	361	1,118	2,736	4,215	367	970	2,484	3,821
Regulatory liabilities	672	-	3,037	3,709	696	-	3,255	3,951
Other	281	1,613	559	2,453	288	1,668	465	2,421

Total other liabilities and deferred credits	1,314	3,263	8,052	12,629	1,351	3,142	7,857	12,350

COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$12,965	$17,790	$14,723	$45,478	$12,157	$15,175	$12,791	$40,123

_____________________
(a)							Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30,

	2008				2007

	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consolidated

	(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$596	$855	$908	$2,359	$897	$1,057	$792	$2,746

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power
investments and nuclear fuel purchases	(12)	(1,951)	(1,752)	(3,715)	(12)	(2,231)	(1,453)	(3,696)
Capital contribution to FPL	(75)	-	75	-	-	-	-	-
Other - net	-	(67)	(75)	(142)	(411)	1	224	(186)

Net cash used in investing activities	(87)	(2,018)	(1,752)	(3,857)	(423)	(2,230)	(1,229)	(3,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	1,998	589	2,587	-	1,722	934	2,656
Retirements of long-term debt	-	(1,083)	(241)	(1,324)	-	(1,248)	(250)	(1,498)
Net change in short-term debt	-	1,315	708	2,023	-	41	179	220
Issuances of common stock	32	-	-	32	36	-	-	36
Dividends on common stock	(535)	-	-	(535)	(490)	-	-	(490)
Other - net	(6)	(582)	605	17	(9)	384	(433)	(58)

Net cash provided by (used in) financing activities	(509)	1,648	1,661	2,800	(463)	899	430	866

Net increase (decrease) in cash and cash equivalents	-	485	817	1,302	11	(274)	(7)	(270)
Cash and cash equivalents at beginning of period	-	227	63	290	-	556	64	620

Cash and cash equivalents at end of period	$-	$712	$880	$1,592	$11	$282	$57	$350

_____________________
(a)				Represents FPL and consolidating adjustments.

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

FPL Group's management uses earnings excluding certain items (adjusted earnings), which were the unrealized mark-to-market effect of non-qualifying hedges and other than temporary impairment (OTTI) losses on securities held in FPL Energy's nuclear decommissioning funds, internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as inputs in determining whether certain performance targets are met for performance-based compensation under FPL Group's employee incentive compensation plans.  FPL Group also uses adjusted earnings when communicating its earnings outlook to investors.  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.

Summary - Presented below is a summary of net income (loss) by reportable segment (see Note 9):
	Three Months Ended September 30,			Nine Months Ended September 30,

	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)

	(millions)

FPL	$314	$326	$(12)	$638	$663	$(25)
FPL Energy	483	220	263	650	468	182
Corporate and Other	(23)	(13)	(10)	(56)	(43)	(13)

FPL Group Consolidated	$774	$533	$241	$1,232	$1,088	$144

The decline in FPL's results for the three-month period was primarily due to lower retail customer usage and higher depreciation expense partly offset by lower other operations and maintenance (O&M) expenses, higher other revenues and allowance for equity funds used during construction (AFUDC - equity) and certain income tax benefits. The decrease for the nine-month period reflects lower retail customer usage and higher O&M, depreciation and interest expenses partly offset by a retail base rate increase associated with Turkey Point Unit No. 5 commencing operations in May 2007 and higher other revenues and AFUDC - equity.

The increase in FPL Energy's results for both the three- and nine-month periods is primarily the result of changes in the market price of derivative instruments classified as non-qualifying hedges, partly offset by higher OTTI losses on securities held in FPL Energy's nuclear decommissioning funds. During the three months ended September 30, 2008, FPL Energy recorded $285 million of net unrealized mark-to-market after-tax gains from non-qualifying hedges while in the prior period FPL Energy recorded $40 million of gains from such hedges. During the nine months ended September 30, 2008, FPL Energy recorded $76 million of net unrealized mark-to-market after-tax gains from non-qualifying hedges while in the prior period FPL Energy recorded $28 million of losses from such hedges. The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains/losses as the underlying transactions are realized. As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles. During the three months ended September 30, 2008, FPL Energy recorded $17 million of after-tax OTTI losses on securities held in FPL Energy's nuclear decommissioning funds while in the prior period FPL Energy recorded $1 million of such losses. During the nine months ended September 30, 2008, FPL Energy recorded $29 million of after-tax OTTI losses while in the prior period $3 million of such losses were recorded. FPL Energy's 2008 results also reflect the benefits of new investments and improved energy market conditions partly offset by lower wind resource and, for the nine-month period, partly offset by planned and unplanned outages at the Seabrook nuclear facility.

The increased losses at Corporate and Other for both the three- and nine-month periods are primarily due to higher interest expense, lower interest income and additional corporate operating costs.

FPL - FPL's net income for the three months ended September 30, 2008 and 2007 was $314 million and $326 million, respectively, a decrease of $12 million.  FPL's net income for the nine months ended September 30, 2008 and 2007 was $638 million and $663 million, respectively, a decrease of $25 million.  The decrease for the three-month period was primarily due to lower retail customer usage and higher depreciation expense partly offset by lower O&M expenses, higher other revenues and AFUDC - equity and certain income tax benefits. The decrease for the nine-month period reflects lower retail customer usage and higher O&M, depreciation and interest expenses partly offset by a retail base rate increase associated with Turkey Point Unit No. 5 commencing operations and higher other revenues and AFUDC - equity.

FPL's operating revenues consisted of the following:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(millions)

Retail base	$1,098	$1,149	$2,908	$2,897
Fuel cost recovery	1,840	1,808	4,631	4,656
Other cost recovery clauses and pass-through costs	432	439	1,139	1,118
Other, primarily pole attachment rentals, transmission
and wholesale sales and customer-related fees	53	49	151	127

Total	$3,423	$3,445	$8,829	$8,798

For the three months ended September 30, 2008, there was no increase in the average number of customers while a 4.3% decrease in usage per retail customer, due to weather and other factors, decreased retail base revenues by approximately $51 million. For the nine months ended September 30, 2008, an increase in the average number of customers of 0.5% increased retail base revenues by approximately $11 million while a 1.0% decrease in usage per retail customer, reflecting slightly warmer weather which was more than offset by other factors, decreased retail base revenues by approximately $28 million. Partly offsetting the usage decrease for the nine-month period was an extra day of sales in 2008, as it is a leap year.  In addition, a base rate increase resulting from Turkey Point Unit No. 5 commencing commercial operation on May 1, 2007 increased retail base revenues for the nine-month period by approximately $28 million. Recently FPL has experienced a decline in customer accounts and in non-weather related customer usage, reflective of the economic slowdown and housing crisis that has affected the country and the state of Florida. FPL expects that retail base revenues will increase approximately $100 million in 2009 when retail base rates are changed pursuant to the 2005 rate agreement to reflect the placement in service of two West County Energy Center units, which is expected to occur in mid-2009 and late 2009.

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

The retail fuel clause recovery factor is normally established annually in November for the following year. In July 2008, the FPSC approved a mid-course increase as a result of significant increases in the price of natural gas and oil as FPL was anticipating an approximately $746 million underrecovery of fuel costs by December 31, 2008. The FPSC permitted FPL to collect 50% of the amount requested over the period from August 2008 to December 2008, with the remaining 50% to be collected throughout 2009. The change in fuel revenues for the three-month period reflects approximately $126 million related to a higher average fuel factor partly offset by approximately $94 million attributable to lower energy sales. The change in fuel revenues for the nine-month period reflects approximately $61 million related to lower energy sales partly offset by approximately $36 million attributable to a higher average fuel factor.

The major components of FPL's fuel, purchased power and interchange expense are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(millions)

Fuel and energy charges during the period	$2,011	$1,971	$5,089	$4,771
Net deferral of retail fuel costs	(166)	(156)	(434)	(84)
Other, primarily capacity charges net of any capacity deferral	147	154	392	394

Total	$1,992	$1,969	$5,047	$5,081

The increase in fuel and energy charges for the three months ended September 30, 2008 reflects approximately $148 million related to higher fuel and energy prices partly offset by approximately $108 million attributable to lower energy sales.  The increase in fuel and energy charges for the nine months ended September 30, 2008 reflects approximately $388 million related to higher fuel and energy prices partly offset by approximately $70 million attributable to lower energy sales.  At September 30, 2008, approximately $634 million of retail fuel costs were deferred pending collection from retail customers in a subsequent period.  See discussion above of increases in the retail fuel clause recovery factor.  The increase from December 31, 2007 to September 30, 2008 in deferred clause and franchise expenses and the decrease in deferred clause and franchise revenues (current and noncurrent, collectively) on FPL Group's and FPL's condensed consolidated balance sheets totaled approximately $465 million and negatively affected FPL Group's and FPL's cash flows from operating activities for the nine months ended September 30, 2008.

FPL's O&M expenses for the three months ended September 30, 2008 decreased $22 million reflecting lower fossil generation, transmission, distribution and corporate support costs of approximately $3 million, $1 million, $11 million and $6 million, respectively. These decreases were partly offset by higher nuclear generation ($5 million) and customer service ($10 million) costs. FPL's O&M expenses for the nine months ended September 30, 2008 increased $40 million reflecting higher nuclear generation, fossil generation, transmission and customer service costs of approximately $23 million, $14 million, $4 million and $13 million, respectively. These increases were partly offset by lower employee benefit, corporate support and distribution costs of approximately $9 million, $4 million and $3 million, respectively. The increase in nuclear costs reflects plant improvement initiatives to ensure long-term reliable operations.  The fossil generation increase reflects costs associated with placing Turkey Point Unit No. 5 in service as well as costs associated with plant maintenance, while the transmission increase reflects additional reliability efforts.  The customer service cost increase is primarily due to higher uncollectible accounts. The decline in corporate support costs reflects steps taken to reduce O&M spending as well as a higher allocation of costs to affiliates. Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.

Depreciation and amortization expense for the three and nine months ended September 30, 2008 increased $6 million and $20 million, respectively, reflecting higher depreciation on transmission and distribution facilities (collectively, approximately $5 million and $15 million, respectively) to support customer growth and demand and, for the nine-month period, depreciation on Turkey Point Unit No. 5 of approximately $9 million. In addition, depreciation on nuclear assets was higher for the three- and nine-month periods by approximately $1 million and $3 million, respectively, primarily due to the steam generator and reactor head replacements at St. Lucie Unit No. 2, which were substantially completed by late 2007.  The remaining change in depreciation and amortization expense for the nine-month period is primarily due to the absence of depreciation on software and other property that has been fully depreciated.

Taxes other than income taxes for the three and nine months ended September 30, 2008 increased by $12 million and $31 million, respectively, primarily due to changes in franchise fees and revenue taxes, which are pass-through costs, and higher property taxes ($2 million and $10 million for the three- and nine-month periods, respectively), reflecting growth in plant in service balances.  The increase in franchise fees was primarily driven by higher average franchise rates.  Franchise fees and revenue taxes generally vary as a result of fluctuations in retail base and fuel and other cost recovery clause revenues.

Interest expense for the three and nine months ended September 30, 2008 reflects higher average debt balances partly offset by a decline in average interest rates of approximately 35 basis points and 22 basis points, respectively. For the three-month period, higher allowance for borrowed funds used during construction (see AFUDC - equity explanation below) offset the increase in interest expense.  Interest expense on storm-recovery bonds, as well as certain other interest expenses (collectively, clause interest), are essentially pass-through amounts and do not significantly affect net income, as the clause interest is recovered either under cost recovery clause mechanisms or through the storm-recovery bond surcharge.  Clause interest for the three months ended September 30, 2008 and 2007 amounted to approximately $10 million and $12 million, respectively, and approximately $33 million and $21 million for the nine months ended September 30, 2008 and 2007, respectively.

The increase in AFUDC - equity for the three and nine months ended September 30, 2008 is primarily attributable to additional AFUDC - equity on two natural gas-fired combined-cycle units of approximately 1,220 mw each at FPL's West County Energy Center in western Palm Beach County, Florida, partly offset by the lack of AFUDC - equity on the steam generator and reactor head replacements at St. Lucie Unit No. 2.  AFUDC - equity for the nine months ended September 30, 2008 also reflects the absence of AFUDC - equity on Turkey Point Unit No. 5, which was placed in service in May 2007.  The decrease in interest income for the nine months ended September 30, 2008 reflects the cessation of interest on FPL's unrecovered balance of the storm reserve deficiency, which balance was collected upon the issuance of the storm-recovery bonds in May 2007, partly offset by higher interest income earned on higher available cash balances. The decrease in FPL's effective income tax rate for the three months ended September 30, 2008 reflects certain income tax benefits recognized this year.

In 2007, the FPSC denied FPL's need petition for two ultra super critical pulverized coal generating units in Glades County, Florida.  FPL subsequently filed a petition with the FPSC requesting authorization to defer, until the next retail base rate proceeding, approximately $35 million of preconstruction costs associated with the coal units, with amortization over a five-year period beginning when new base rates are implemented.  These costs are currently reflected in other assets on FPL Group's and FPL's condensed consolidated balance sheets.  Any portion of these costs not approved for recovery would be expensed.  The FPSC is scheduled to rule on this matter in December 2008.

FPL is currently constructing two natural gas-fired combined-cycle units of approximately 1,220 mw each at its West County Energy Center, which units are expected to be in service by mid-2009 and late 2009.  In September 2008, the FPSC approved building at the same site a third natural gas-fired combined-cycle unit of approximately 1,220 mw that is expected to be in service in 2011. Final project approval is expected by early 2009. The FPSC also approved in September 2008 FPL's plan to modernize its Cape Canaveral and Riviera power plants to high-efficiency natural gas-fired units.  Each modernized plant is expected to provide approximately 1,200 mw of capacity and be in service by 2013 and 2014, respectively. Siting Board approval is pending and is expected in early 2010. In addition, FPL is in the process of adding approximately 400 mw of baseload capacity at its existing nuclear units at St. Lucie and Turkey Point, which capacity is projected to be in service by the end of 2012.

In March 2008, the FPSC approved FPL's need petition for two additional nuclear units at its Turkey Point site with projected in-service dates between 2018 and 2020, which are expected to total between 2,200 mw and 3,040 mw of baseload capacity.  Additional approvals from other regulatory agencies will be required later in the process.  The FPSC's nuclear cost recovery rule provides for the recovery of prudently incurred pre-construction costs and carrying charges (equal to the pretax AFUDC rate) on construction costs for new nuclear capacity through levelized charges under the capacity clause.  The same rule provides for the recovery of construction costs, once the new capacity goes into service, through a base rate increase.  In October 2008, the FPSC approved FPL's first annual request under the nuclear cost recovery rule for recovery of pre-construction costs associated with FPL's planned nuclear units and carrying charges on construction costs associated with the addition of approximately 400 mw of baseload capacity to FPL's existing nuclear units; substantially all of these costs are still subject to prudency review by the FPSC.

In July 2008, the FPSC approved eligibility for recovery of prudently incurred costs for FPL's proposed solar generation facilities through the environmental cost recovery clause.  The proposed solar generation facilities are expected to have a capacity totaling 110 mw and to be placed into service by the end of 2010.

FPL Energy - FPL Energy's net income for the three months ended September 30, 2008 and 2007 was $483 million and $220 million, respectively, an increase of $263 million.  FPL Energy's net income for the nine months ended September 30, 2008 and 2007 was $650 million and $468 million, respectively, an increase of $182 million.  The primary drivers, on an after-tax basis, of these increases were as follows:
	Increase (Decrease)

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

	(millions)

New investments (a)	$56	$132
Existing assets (a)	(15)	(3)
Full energy and capacity requirements services and trading	12	9
Restructuring activities and asset sales	-	(1)
Interest expense, differential membership costs and other	(19)	(33)
Change in unrealized mark-to-market non-qualifying hedge activity (b)	245	104
Change in OTTI losses on securities held in nuclear decommissioning funds	(16)	(26)

Net income increase	$263	$182

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

The increase in FPL Energy's results from new investments reflects the addition of approximately 2,475 mw of wind and nuclear generation during or after the three and nine months ended September 30, 2007. For the three months ended September 30, 2008, results from FPL Energy's existing asset portfolio declined primarily due to lower wind resource partially offset by favorable market conditions in the New England Power Pool (NEPOOL) and Electric Reliability Council of Texas (ERCOT) regions. Results from FPL Energy's existing asset portfolio during the nine-month period decreased primarily due to the impact of planned and unplanned outages at the Seabrook nuclear facility and lower results from FPL Energy's retail energy provider due to unfavorable commodity margins partially offset by favorable market conditions in the NEPOOL, ERCOT and PJM Interconnection, L.L.C. (PJM) regions and higher wind resource.  Results for the nine-month period in PJM benefited from a new FERC-approved forward capacity market that began in June 2007.

FPL Energy's financial results for the three and nine months ended September 30, 2008 reflect increased gains from its full energy and capacity requirements services and trading activities. Full energy and capacity requirements services include load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.

During the three months ended September 30, 2008, FPL Energy recorded $285 million of net unrealized mark-to-market after-tax gains from non-qualifying hedges while in the prior period FPL Energy recorded $40 million of gains from such hedges.  During the nine months ended September 30, 2008, FPL Energy recorded $76 million of net unrealized mark-to-market after-tax gains from non-qualifying hedges while in the prior period FPL Energy recorded $28 million of losses from such hedges. The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.  During the three months ended September 30, 2008, FPL Energy recorded $17 million of after-tax OTTI losses on securities held in FPL Energy's nuclear decommissioning funds while in the prior period FPL Energy recorded $1 million of such losses.  During the nine months ended September 30, 2008, FPL Energy recorded $29 million of after-tax OTTI losses while in the prior period $3 million of such losses were recorded.  OTTI losses on securities held in FPL Energy's nuclear decommissioning funds and any write-downs of such securities considered to be permanently impaired are reported in other -  net in the condensed consolidated statements of income.  OTTI losses are reported net of any subsequent gains that were realized on securities sold up to the amount of previously recorded OTTI losses.

FPL Energy's operating revenues for the three months ended September 30, 2008 increased $826 million.  The majority of this increase reflects unrealized mark-to-market gains on non-qualifying hedge activity of approximately $632 million for the three months ended September 30, 2008 compared to $42 million of gains on such activity in the 2007 period.  The remaining increase in operating revenues for the three months ended September 30, 2008 is primarily due to project additions and favorable market conditions in the NEPOOL and ERCOT regions. FPL Energy's operating revenues for the nine months ended September 30, 2008 increased $774 million.  The majority of this increase reflects project additions and favorable market conditions in the NEPOOL, ERCOT and PJM regions. The remaining increase in operating revenues for the nine months ended September 30, 2008 is due to unrealized mark-to-market gains on non-qualifying hedge activity of approximately $92 million for the nine months ended September 30, 2008 compared to $206 million of such losses in the 2007 period.

FPL Energy's operating expenses for the three months ended September 30, 2008 increased $369 million. This increase reflects unrealized mark-to-market losses on non-qualifying hedge activity of approximately $166 million for the three months ended September 30, 2008 compared to $20 million of gains on such activity in the 2007 period and are reflected in fuel, purchased power and interchange expense in FPL Group's condensed consolidated statements of income.  FPL Energy's operating expenses also increased as a result of project additions and higher fossil fuel prices. FPL Energy's operating expenses for the nine months ended September 30, 2008 increased $550 million primarily reflecting project additions and higher fossil fuel prices.  In addition, this increase was also affected by lower unrealized mark-to-market gains on non-qualifying hedge activity, which totaled approximately $34 million for the nine months ended September 30, 2008 compared to $155 million of such gains in the 2007 period.

Equity in earnings of equity method investees for the three and nine months ended September 30, 2008 increased $10 million and $18 million, respectively, due to improved market conditions in the PJM region.

FPL Group's effective income tax rate for all periods presented reflects PTCs for wind projects at FPL Energy.  PTCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $94 million and $193 million for the three and nine months ended September 30, 2008, respectively, and approximately $43 million and $146 million for the comparable periods in 2007.  See Note 4.  In addition, FPL Energy's results and FPL Group's effective income tax rate for the nine months ended September 30, 2008, benefited from certain income tax adjustments related, in part, to the recent Canadian wind asset acquisition.

FPL Energy expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  FPL Energy plans to add a total of 7,000 mw to 9,000 mw of new wind generation over the 2008-2012 period of which approximately 1,300 mw of wind capacity is expected to be added in 2008.  Through September 30, 2008, construction has been completed on approximately 339 mw of new projects and an additional 811 mw are under construction, all of which are expected to reach commercial operation by the end of 2008.  In light of the current economic and credit environment, FPL Energy has reduced its 2009 planned capital expenditures primarily related to wind-related investments and plans to add approximately 1,100 mw of new wind generation in 2009.  For the period 2010 to 2012, FPL Energy plans to add approximately 1,000 mw to 2,000 mw per year.  In addition, FPL Energy expects to add 200 mw to 400 mw of solar generation by 2012.  The planned wind and solar expansions are subject to, among other things, continued public policy support, which includes, but is not limited to, the extension of PTCs for wind projects beyond 2009 and support for the construction and availability of sufficient transmission facilities and capacity, and access to capital/financing. FPL Energy's ability to develop, construct and operate its planned wind and solar expansions could be adversely impacted by the failure, in whole or in part, of such public policy support.  In late June 2008, FPL Energy purchased approximately 85 mw of operating wind assets in Canada.

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
	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(millions)

Interest expense	$(24)	$(22)	$(71)	$(66)
Interest income	2	5	8	15
Other	(1)	4	7	8

Net loss	$(23)	$(13)	$(56)	$(43)

The increase in interest expense reflects additional debt outstanding partly offset by lower average interest rates of approximately 114 basis points and 73 basis points for the three- and nine-month periods, respectively.  The decline in interest income reflects the absence of interest earned in the prior year on temporary investments which had been accumulated to purchase the Point Beach nuclear power plant (Point Beach). Other includes all other corporate income and expenses as well as other business activities. The decrease in other primarily reflects higher corporate operating costs and investment security write-downs to market value, which are reflected in other - net in the condensed consolidated statements of income, partly offset for the nine months ended September 30, 2008 by additional consolidating tax adjustments.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for working capital, capital expenditures, investments in or acquisitions of assets and businesses, to pay maturing debt obligations and, from time to time, to redeem or repurchase outstanding debt or equity securities.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds, borrowings, and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  FPL Group, FPL and FPL Group Capital access the credit and capital markets as significant sources of liquidity for capital requirements not satisfied by operating cash flows.  The inability of FPL Group, FPL and FPL Group Capital to maintain their current credit ratings affects their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

The global and domestic credit and capital markets are experiencing unprecedented levels of volatility and disruption.  This has significantly affected available sources of liquidity in the financial markets.  FPL and FPL Group Capital have had continuous access to commercial paper and short-term credit markets; however, they have seen a demand by investors for shorter maturities and an overall increase in short-term rates.  As of September 30, 2008, FPL's and FPL Group Capital's outstanding commercial paper and short-term notes had an average maturity of 23 days and 30 days, respectively, with weighted average interest rates of 2.83% and 3.20%, respectively.  In an effort to counter the possibility of further deterioration in the commercial paper markets, FPL and FPL Group Capital have taken the added precaution of building short-term investment balances, with approximately 93% of such balances held either in U.S. Treasury-backed repurchase agreements or Treasury-backed money market funds.  As of September 30, 2008, FPL and FPL Group Capital had commercial paper and short-term notes outstanding totaling approximately $1,550 million and $1,490 million, respectively, and short-term investments of approximately $808 million and $689 million, respectively, for a net short-term debt balance of approximately $742 million and $801 million, respectively.  FPL and FPL Group Capital also have bank revolving lines of credit of $2.75 billion and $4.0 billion, respectively, for additional liquidity.  See Available Liquidity below.  FPL and FPL Group Capital expect to continue to have access to the short- and long-term credit and capital markets, although recent market conditions may result in higher financing costs and the need to consider alternative financing strategies.

In light of the current economic and credit environment, FPL Group has reduced planned capital expenditures at FPL by approximately $475 million in 2008 and, in 2009, reduced FPL and FPL Energy's combined capital expenditures by approximately $1.7 billion.  The reductions relate primarily to the deferral of new wind development at FPL Energy and a reduction of projects associated with system growth at FPL.  See Note 8 - Commitments for FPL's and FPL Energy's planned capital expenditures as of September 30, 2008.

Available Liquidity - At September 30, 2008, FPL Group's total net available liquidity was approximately $4.9 billion, of which FPL's portion was approximately $1.9 billion.  The components of each company's net available liquidity at September 30, 2008 were as follows:
				Maturity Date

	FPL	FPL Group Capital	FPL Group Consoli- dated	FPL	FPL Group Capital

		(millions)

Bank revolving lines of credit (a)	$2,500	$4,000	$6,500	(b)	(b)
Less letters of credit	(150)	(259)	(409)

	2,350	3,741	6,091

Revolving term loan facility	250	-	250	2011
Less borrowings	-	-	-

	250	-	250

Subtotal	2,600	3,741	6,341

Cash and cash equivalents	881	711	1,592
Less commercial paper and short-term notes payable	(1,550)	(1,490)	(3,040)

Net available liquidity	$1,931	$2,962	$4,893

_____________________

(a)

Provide for the issuance of letters of credit up to $6.5 billion ($2.5 billion for FPL) and are available to support FPL's and FPL Group Capital's commercial paper programs and short-term borrowings and to provide additional liquidity in the event of a loss to the companies' or their subsidiaries' operating facilities (including, in the case of FPL, a transmission and distribution property loss), as well as for general corporate purposes. FPL's bank revolving lines of credit are also available to support the purchase of $633 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bond holders and not remarketed prior to maturity.

(b)

$17 million of FPL's and $40 million of FPL Group Capital's bank revolving lines of credit expire in 2012.  The remaining portion of bank revolving lines of credit for FPL and FPL Group Capital expire in 2013.

At October 30, 2008, 38 banks participate in FPL's and FPL Group Capital's credit facilities, with no one bank providing more than 8% of the total in either credit facility. At October 30, 2008, no bank has advised FPL or FPL Group Capital of its intent to withdraw from the credit facilities or not to honor its obligations. In order for FPL Group Capital to borrow under the terms of its credit facility, FPL Group (which guarantees the payment of FPL Group Capital's credit facility pursuant to a 1998 guarantee agreement) is required to maintain a minimum ratio of funded debt to total capitalization.  The FPL Group Capital credit facility also contains default and related acceleration provisions relating to, among other things, failure of FPL Group to maintain the minimum ratio of funded debt to total capitalization.  Similarly, in order for FPL to borrow under the terms of its credit facility and revolving term loan facility, FPL is required to maintain a minimum ratio of funded debt to total capitalization.  The FPL credit facility and revolving term loan facility also contain default and related acceleration provisions relating to, among other things, failure of FPL to maintain the minimum ratio of funded debt to total capitalization.  At September 30, 2008, each of FPL Group and FPL was in compliance with its respective ratio.

In addition, at September 30, 2008, FPL had restricted funds set aside (included in special use funds on FPL Group's and FPL's condensed consolidated balance sheets) that provide FPL the capacity to absorb up to approximately $177 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.  Also, an indirect wholly-owned subsidiary of FPL Energy has established a $100 million letter of credit facility which expires in 2017 and serves as security for certain obligations under commodity hedge agreements entered into by the subsidiary.

Shelf Registration - In September 2006, FPL Group, FPL Group Capital, FPL and certain affiliated trusts filed a shelf registration statement with the SEC for an unspecified amount of securities.  The amount of securities issuable by the companies is established from time to time by their respective board of directors.  As of October 30, 2008, securities that may be issued under the registration statement, as subsequently amended, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, first mortgage bonds, preferred trust securities, common stock, stock purchase contracts, stock purchase units, preferred stock and guarantees related to certain of those securities.  At October 30, 2008, FPL Group and FPL Group Capital had $4.0 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $900 million of board-authorized available capacity.

Credit Ratings - At October 30, 2008, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services (S&P) and Fitch Ratings (Fitch) had assigned the following credit ratings to FPL Group, FPL and FPL Group Capital:
	Moody's (a)	S&P (a)	Fitch (a)

FPL Group: (b)
Corporate credit rating	A2	A	A

FPL: (b)
Corporate credit rating	A1	A	A
First mortgage bonds	Aa3	A	AA-
Pollution control, solid waste disposal and
industrial development revenue bonds	Aa3/VMIG-1	A	A+
Commercial paper	P-1	A-1	F-1

FPL Group Capital: (b)
Corporate credit rating	A2	A	A
Debentures	A2	A-	A
Junior subordinated debentures	A3	BBB+	A-
Commercial paper	P-1	A-1	F-1
____________________
(a)

A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating.  The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b)	The outlook indicated by each of Moody's, S&P and Fitch is stable.

FPL Group and its subsidiaries, including FPL, have no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt.  A change in ratings is not an event of default under applicable debt instruments, and while there are conditions to drawing on the credit facilities maintained by FPL and FPL Group Capital, the maintenance of a specific minimum level of credit rating is not a condition to drawing upon those credit facilities.  Commitment fees and interest rates on loans under the credit facilities agreements are tied to credit ratings.  A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper and other short-term debt issuances and additional or replacement credit facilities, and could result in the requirement that FPL Group subsidiaries, including FPL, post collateral under certain agreements, including those related to fuel procurement, power sales and purchases, nuclear decommissioning funding, debt-related reserves and trading activities.  FPL's and FPL Group Capital's bank revolving lines of credit are available to support these potential requirements.  See Available Liquidity above.

Cash Flow - The changes in cash and cash equivalents are summarized as follows:
	FPL Group		FPL

	Nine Months Ended September 30,

	2008	2007	2008	2007

	(millions)

Net cash provided by operating activities	$2,359	$2,746	$1,541	$1,892
Net cash used in investing activities	(3,857)	(3,882)	(1,818)	(1,639)
Net cash provided by (used in) financing activities	2,800	866	1,095	(261)

Net increase (decrease) in cash and cash equivalents	$1,302	$(270)	$818	$(8)

FPL Group's cash and cash equivalents increased for the nine months ended September 30, 2008, reflecting cash generated by operating activities, the receipt of cash from the net issuance of long-term debt and a net increase in short-term debt.  These inflows were partially offset by capital investments and the payment of dividends on FPL Group's common stock.

FPL Group's cash flows from operating activities for the nine months ended September 30, 2008 reflect cash generated by net income, an increase in FPL's fuel accounts payable, the receipt of storm-related insurance proceeds, the underrecovery by FPL of fuel costs, an increase in customer receivables at FPL and an increase in fuel inventory at FPL Energy.

FPL Group's cash flows from investing activities for the nine months ended September 30, 2008 reflect capital investments, including nuclear fuel purchases, of approximately $1.8 billion by FPL to expand and enhance its electric system and generating facilities to continue to provide reliable service to meet the power needs of present and future customers, and investments in independent power projects of approximately $1.9 billion.  FPL Group's cash flows from investing activities also includes amounts related to the purchase and sale of restricted securities held in the special use funds, including the reinvestment of fund earnings and new contributions by FPL Energy, as well as other investment activity, primarily at FPL Group Capital.

During the nine months ended September 30, 2008, FPL Group generated proceeds from financing activities, net of related issuance costs, of approximately $4.7 billion, including a net increase in short-term debt of $2,023 million (comprised of $1,315 million at FPL Group Capital and $708 million at FPL) and the following debt issuances and borrowings:
Date Issued	Company	Debt Issued	Interest Rate(s)	Principal Amount	Maturity Date(s)

				(millions)

January 2008	FPL	First mortgage bonds	5.95%	$600	2038
March 2008	FPL Group Capital	Term loans	variable	500	2009 - 2011
June 2008	FPL Group Capital	Debentures	5.35%	250	2013
June 2008	FPL Group Capital	Debentures	variable	250	2011
June 2008	FPL Energy subsidiary	Canadian credit facility loan	variable	153	2011
July 2008	FPL Energy subsidiary	Limited-recourse senior secured notes	7.59%	525	2018 (a)
September 2008	FPL Group Capital	Term loans	variable	320	2011

				$2,598

_____________________

(a)				Partially amortizing with a balloon payment at maturity.

During the nine months ended September 30, 2008, FPL Group paid approximately $1.9 billion in connection with financing activities, including $506 million for FPL Group Capital debt maturities, $327 million for an FPL Energy subsidiary construction term loan maturity, $200 million for maturing FPL first mortgage bonds, $250 million principal repayments on FPL Energy subsidiary debt, $41 million principal repayment on FPL subsidiary storm-recovery bonds and $535 million for the payment of dividends on FPL Group's common stock.

FPL Group's cash and cash equivalents decreased for the nine months ended September 30, 2007, reflecting capital investments by FPL and FPL Energy, the payment of dividends on FPL Group's common stock and an increase in customer receivables.  These outflows were partially offset by cash generated by net income, net issuances of both long- and short-term debt, the return to FPL and FPL Energy of margin cash collateral from their counterparties and a distribution from Karaha Bodas Company, LLC as a result of a court judgment.

Contractual Obligations and Planned Capital Expenditures - FPL Group's and FPL's commitments at September 30, 2008 were as follows:
	2008	2009	2010	2011	2012	Thereafter		Total

	(millions)
Long-term debt, including interest: (a)
FPL	$71	$565	$335	$336	$337	$10,408	(b)	$12,052
FPL Energy	139	478	470	599	468	3,482		5,636
Corporate and Other	169	1,079	524	1,770	148	9,168		12,858
Purchase obligations:
FPL (c)	1,785	6,335	4,830	3,910	3,840	8,505		29,205
FPL Energy (d)	425	1,365	135	75	80	780		2,860
Asset retirement activities: (e)
FPL (f)	-	-	-	-	-	11,610		11,610
FPL Energy (g)	1	-	-	-	2	7,177		7,180
Other Commitments:
FPL Energy (h)	-	-	-	-	-	321		321

Total	$2,590	$9,822	$6,294	$6,690	$4,875	$51,451		$81,722

____________________
(a)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using September 30, 2008 rates.
(b)

Includes $633 million of tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity.  In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture.  If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds.  As of October 30, 2008, all tax exempt bonds tendered for purchase have been successfully remarketed. FPL's bank revolving lines of credit are available to support the purchase of tax exempt bonds.

(c)

Represents required capacity and minimum payments under long-term purchased power and fuel contracts, the majority of which are recoverable through various cost recovery clauses (see Note 8 - Contracts), and projected capital expenditures through 2012.  See Note 8 - Commitments.

(d)

Represents firm commitments primarily in connection with the purchase of wind turbines and towers, natural gas transportation, purchase and storage, firm transmission service, nuclear fuel and a portion of its projected capital expenditures.  See Note 8 - Commitments and Contracts.

(e)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.
(f)

At September 30, 2008, FPL had approximately $2,179 million in restricted trust funds for the payment of future expenditures to decommission FPL's nuclear units, which are included in FPL Group's and FPL's special use funds.

(g)

At September 30, 2008, FPL Energy's 88.23% portion of Seabrook's and 70% portion of Duane Arnold's and its Point Beach's restricted trust funds for the payment of future expenditures to decommission its nuclear units totaled approximately $881 million and are included in FPL Group's special use funds.

(h)	Represents estimated cash distributions related to certain membership interests.

In October 2008, a wholly-owned subsidiary of FPL Group Capital lent $500 million under a construction and term loan to a third party for an energy-related project. See Note 8 - Commitments.

Guarantees and Letters of Credit - FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At September 30, 2008, FPL Group had standby letters of credit of approximately $689 million ($165 million for FPL) and approximately $8.9 billion notional amount of guarantees ($648 million for FPL), of which approximately $6.7 billion ($165 million for FPL) have expirations within the next five years. An aggregate of approximately $409 million of the standby letters of credit at September 30, 2008 were issued under FPL's and FPL Group Capital's credit facilities. See Available Liquidity above. Letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt and related reserves, nuclear activities, capital expenditures for wind development, the commercial paper program of FPL's consolidated variable interest entity from which it leases nuclear fuel and other contractual agreements.  Each of FPL Group and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit and guarantees. At September 30, 2008, FPL Group and FPL did not have any liabilities recorded for these letters of credit and guarantees. In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of FPL Energy and its subsidiaries. See Note 8 - Commitments.

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

New Accounting Rules and Interpretations

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities - In June 2008, the FASB issued FSP EITF 03-6-1.  See Note 6.

Accumulated Other Comprehensive Income (Loss)

FPL Group's total other comprehensive income (loss) activity is as follows:
	Accumulated Other Comprehensive Income (Loss)

	Nine Months Ended September 30,

	2008				2007

	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits	Other	Total

	(millions)

Balances at December 31 of prior year	$(81)	$143	$54	$116	$(25)	$98	$42	$115
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized losses (net of $38
and $18 tax benefit, respectively)	(49)	-	-	(49)	(26)	-	-	(26)
Reclassification from AOCI to net income (net of $59
and $14 tax expense, respectively)	80	-	-	80	20	-	-	20
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses (net of $5
and $4 tax benefit, respectively)	(8)	-	-	(8)	(5)	-	-	(5)
Reclassification from AOCI to net income (net of $4 tax
expense and $2 tax benefit, respectively)	6	-	-	6	(4)	-	-	(4)
Net unrealized gains (losses) on available for sale securities
(net of $23 tax benefit and $11 tax expense, respectively)	-	-	(36)	(36)	-	-	17	17
Reclassification from AOCI to retained earnings	-	-	(1)	(1)	-	-	-	-
Defined benefit pension and other benefits plans
(net of $3 and $1 tax benefit, respectively)	-	(5)	-	(5)	-	(2)	-	(2)

Balances at September 30	$(52)	$138	$17	$103	$(40)	$96	$59	$115

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

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2008 were as follows:
		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Three months ended September 30, 2008
Fair value of contracts outstanding at June 30, 2008	$42	$(488)	$(570)	$998	$(18)
Reclassification to realized at settlement of contracts	5	93	90	(617)	(429)
Effective portion of changes in fair value recorded in OCI	-	-	423	-	423
Ineffective portion of changes in fair value recorded in earnings	-	11	-	-	11
Changes in fair value excluding reclassification to realized	(26)	371	-	(906)	(561)

Fair value of contracts outstanding at September 30, 2008	21	(13)	(57)	(525)	(574)
Net option premium payments (receipts)	(20)	20	-	-	-
Net margin cash collateral received	-	38	-	3	41

Total mark-to-market energy contract net assets (liabilities) at September 30, 2008	$1	$45	$(57)	$(522)	$(533)

		Hedges on Owned Assets

	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total

	(millions)
Nine months ended September 30, 2008
Fair value of contracts outstanding at December 31, 2007	$2	$(138)	$(109)	$(119)	$(364)
Reclassification to realized at settlement of contracts	6	30	139	(694)	(519)
Effective portion of changes in fair value recorded in OCI	-	-	(87)	-	(87)
Ineffective portion of changes in fair value recorded in earnings	-	(2)	-	-	(2)
Changes in fair value excluding reclassification to realized	13	97	-	288	398

Fair value of contracts outstanding at September 30, 2008	21	(13)	(57)	(525)	(574)
Net option premium payments (receipts)	(20)	20	-	-	-
Net margin cash collateral received	-	38	-	3	41

Total mark-to-market energy contract net assets (liabilities) at September 30, 2008	$1	$45	$(57)	$(522)	$(533)

FPL Group's total mark-to-market energy contract net assets (liabilities) at September 30, 2008 shown above are included in the condensed consolidated balance sheet as follows:
September 30, 2008

(millions)

Current derivative assets	$251
Noncurrent other assets	114
Current derivative liabilities	(543)
Noncurrent derivative liabilities	(355)

FPL Group's total mark-to-market energy contract net assets (liabilities)	$(533)

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2008 were as follows:
	Maturity

	2008	2009	2010	2011	2012	Thereafter	Total

	(millions)
Trading:
Quoted prices in active markets for identical assets	$(42)	$29	$(16)	$(1)	$(1)	$-	$(31)
Significant other observable inputs	(29)	(37)	(18)	2	2	1	(79)
Significant unobservable inputs	56	63	13	4	(5)	-	131

Total	(15)	55	(21)	5	(4)	1	21

Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(8)	(2)	3	-	1	-	(6)
Significant other observable inputs	3	21	(23)	(30)	(26)	(75)	(130)
Significant unobservable inputs	64	68	(3)	(3)	(1)	(2)	123

Total	59	87	(23)	(33)	(26)	(77)	(13)

Owned Assets - OCI:
Quoted prices in active markets for identical assets	2	-	-	-	(3)	-	(1)
Significant other observable inputs	(8)	(20)	(20)	(10)	3	-	(55)
Significant unobservable inputs	(1)	-	-	-	-	-	(1)

Total	(7)	(20)	(20)	(10)	-	-	(57)

Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	(3)	-	-	-	-	-	(3)
Significant other observable inputs	(33)	(491)	-	-	-	-	(524)
Significant unobservable inputs	-	-	2	-	-	-	2

Total	(36)	(491)	2	-	-	-	(525)

Total sources of fair value	$1	$(369)	$(62)	$(38)	$(30)	$(76)	$(574)

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

Commodity price risk - FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of September 30, 2008 and December 31, 2007, the VaR figures were as follows:
	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses (a)			Total

	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group	FPL	FPL Energy	FPL Group

	(millions)

December 31, 2007	$-	$6	$6	$51	$31	$37	$51	$28	$39
September 30, 2008	$-	$1	$1	$107	$40	$41	$107	$38	$40

Average for the nine months ended
September 30, 2008	$-	$4	$4	$79	$52	$35	$79	$50	$36
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

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:
	September 30, 2008			December 31, 2007

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(millions)
FPL Group:
Long-term debt, including current maturities	$13,994	$12,956	(a)	$12,681	$12,642	(a)
Fixed income securities:
Other current assets	$54	$54	(b)	$3	$3	(b)
Special use funds	$1,895	$1,895	(b)	$2,025	$2,025	(b)
Other investments	$97	$97	(b)	$108	$108	(b)
Interest rate swaps - net unrealized gain (loss)	$(28)	$(28	)(c)	$(28)	$(28	) (c)

FPL:
Long-term debt, including current maturities	$5,573	$4,934	(a)	$5,217	$5,185	(a)
Fixed income securities:
Special use funds	$1,469	$1,469	(b)	$1,436	$1,436	(b)
____________________
(a)	Based on market prices provided by external sources.
(b)	Based on quoted market prices for these or similar issues.
(c)	Based on market prices modeled internally.

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

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At September 30, 2008, the estimated fair value for FPL Group interest rate swaps was as follows:
Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value

(millions)						(millions)

Fair value hedge - FPL Group Capital:
$300	June 2008	September 2011	Variable (a)	5.625%		$5

Cash flow hedges - FPL Energy:
$61	December 2003	December 2017	4.245%	Variable	(b)	-
$20	April 2004	December 2017	3.845%	Variable	(b)	-
$195	December 2005	November 2019	4.905%	Variable	(b)	(7)
$480	January 2007	January 2022	5.390%	Variable	(c)	(27)
$170	January 2008	September 2011	3.2050%	Variable	(b)	1

Total cash flow hedges						(33)

Total interest rate hedges						$(28)

____________________

(a)	Three-month London InterBank Offered Rate (LIBOR) plus 1.18896%
(b)	Three-month LIBOR
(c)	Six-month LIBOR

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $616 million ($289 million for FPL) at September 30, 2008.

Equity price risk - Included in the nuclear decommissioning reserve funds of FPL Group are marketable equity securities carried at their market value of approximately $1,300 million and $1,456 million ($844 million and $1,063 million for FPL) at September 30, 2008 and December 31, 2007, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $130 million ($84 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at September 30, 2008.

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

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of September 30, 2008, approximately 95% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

Item 4.  Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

FPL Group and FPL are parties to various lawsuits in the ordinary course of their respective businesses.  For information regarding material lawsuits, see Item 3. Legal Proceedings and Note 16 - Litigation to Consolidated Financial Statements in the 2007 Form 10-K for FPL Group and FPL and Note 8 - Legal and Regulatory Proceedings herein.  Such descriptions are incorporated herein by reference.

Item 1A.  Risk Factors

There were no material changes from the risk factors disclosed in FPL Group's and FPL's 2007 Form 10-K except as follows:

Adverse capital and credit market conditions may adversely affect FPL Group's and FPL's ability to meet liquidity needs, access capital and operate and grow their businesses, and the cost of capital.  Disruptions, uncertainty or volatility in the financial markets can also adversely impact the results of operations and financial condition of FPL Group and FPL, as well as exert downward pressure on stock prices.

  Having access to the credit and capital markets, at a reasonable cost, is necessary for FPL Group and FPL to fund their operations, including their capital requirements. Those markets provide FPL Group and FPL with the liquidity to operate and grow their businesses that is not otherwise provided from operating cash flows.  Disruptions, uncertainty or volatility in those markets can also increase FPL Group's and FPL's cost of capital.  If FPL Group and FPL are unable to access the credit and capital markets on terms that are reasonable, they may have to delay raising capital, issue shorter-term securities and/or bear an unfavorable cost of capital, which, in turn, could impact their ability to grow their businesses, decrease earnings, significantly reduce financial flexibility and/or limit FPL Group's ability to sustain its current common stock dividend level.

  The market price and trading volume of FPL Group's common stock could be subject to significant fluctuations due to, among other things, general stock market conditions and changes in market sentiment regarding FPL Group and its subsidiaries' operations, business, growth prospects and financing strategies.

FPL Group and FPL are subject to credit and performance risk from third parties under supply and service contracts.

  FPL Group and FPL rely on contracts with vendors for the supply of materials, fuel and other goods and services required for the construction and operation of their facilities, as well as for business operations. If vendors fail to fulfill their contractual obligations, FPL Group and FPL may need to make arrangements with other suppliers, which could result in higher costs, untimely completion of power generation facilities and other projects, and/or a disruption to their operations.

The factors discussed above and in Part I, Item 1A. Risk Factors in FPL Group's and FPL's 2007 Form 10-K, as well as other information set forth in this report, which could materially affect FPL Group's and FPL's businesses, financial condition and/or future operating results should be carefully considered.  The risks described above and in FPL Group's and FPL's 2007 Form 10-K are not the only risks facing FPL Group and FPL.  Additional risks and uncertainties not currently known to FPL Group or FPL, or that are currently deemed to be immaterial, also may materially adversely affect FPL Group's or FPL's business, financial condition and/or future operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding purchases made by FPL Group of its common stock:
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

7/1/08 - 7/31/08	2,139	$66.10	-	20,000,000
8/1/08 - 8/31/08	1,327	$59.73	-	20,000,000
9/1/08 - 9/30/08	-	$-	-	20,000,000

Total	3,466		-

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
(b)

The general procedures by which FPL Group shareholders may recommend nominees to FPL Group's Board of Directors for the Board's consideration have not changed.  However, the separate requirements under FPL Group's Amended and Restated Bylaws relating to shareholder nominations of persons for election to the Board at a meeting of shareholders were amended effective October 17, 2008.  In accordance with the Bylaws as amended, a shareholder who nominates a director candidate must be a shareholder of record on the date he or she gives the nomination notice to FPL Group and on the date of the annual meeting. The requirements for timely delivery of such shareholder nominations have not materially changed. To be in proper written form, the notice must include, among other things, (A) information about all direct and indirect holdings and other interests of the shareholder, and any beneficial owner on whose behalf the nomination is made, in FPL Group's securities, including: (i) a description of any options, warrants, convertible securities, stock appreciation rights or other derivative instruments described in the amendments, and any other direct or indirect opportunity to profit from any increase or decrease in the value of FPL Group's shares; (ii) any proxy, contract, arrangement, understanding or relationship pursuant to which the shareholder and any such beneficial owner has voting rights; (iii) any short interest in any FPL Group security, (iii) any right to dividends on FPL Group shares separate or separable from the underlying shares; (iv) any proportionate interest in FPL Group shares or derivative instruments held by any entity in which the shareholder and such beneficial owner is, or owns an interest in, a general partner, a managing member, or another entity that serves in such a management capacity; and (v) any performance-related fees that the shareholder and beneficial owner is entitled to based on any increase or decrease in the value of FPL Group's shares or derivative instruments, including any interests held by affiliates or entities or persons with whom the shareholder is acting in concert; and (B) all other information that would be required to be disclosed in a proxy statement in connection with a proxy solicitation with respect to the election, including information that would be required to be disclosed under SEC Rule 404 (regarding transactions with related persons) if the shareholder making the nomination were the "registrant" and the nominee were a director or executive officer of the "registrant."  In addition, all new nominees for director (including those nominated by shareholders) must submit (i) a completed questionnaire with respect to their background and qualifications; (ii) an agreement not to enter into any undisclosed arrangement as to how such person will vote as a director or any voting commitment which could interfere with the person's ability to comply with his or her fiduciary duties; (iii) an agreement not to become party to any undisclosed arrangement to provide the person with compensation, reimbursement or indemnification in connection with the person's board service; and (iv) an agreement to comply with applicable law and all applicable corporate governance, business conduct, ethics, conflict of interest, corporate opportunities, confidentiality and stock ownership policies.  The Amended and Restated Bylaws of FPL Group, as amended through October 17, 2008, are filed herewith as Exhibit 3(ii)a.

(c)	Other Events
Reference is made to Item 1. Business - FPL Operations - Employees in the 2007 Form 10-K for FPL Group and FPL.

The International Brotherhood of Electrical Workers (IBEW) voted to extend the collective bargaining agreement with FPL until October 31, 2009.  FPL and the IBEW are discussing a proposal for a successor agreement.

Item 6.  Exhibits
Exhibit Number	Description	FPL Group	FPL
*3(i)a	Restated Articles of Incorporation of FPL Group dated December 31, 1984, as amended through March 10, 2005 (filed as Exhibit 3(i) to Form S-4, File No. 333-124438)	x
*3(i)b	Amendment to FPL Group's Restated Articles of Incorporation dated July 3, 2006 (filed as Exhibit 3(i) to Form 8-K dated June 30, 2006, File No. 1-8841)	x
*3(i)c	Restated Articles of Incorporation of FPL dated March 23, 1992 (filed as Exhibit 3(i)a to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)d	Amendment to FPL's Restated Articles of Incorporation dated March 23, 1992 (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)e	Amendment to FPL's Restated Articles of Incorporation dated May 11, 1992 (filed as Exhibit 3(i)c to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x

Exhibit Number	Description	FPL Group	FPL
*3(i)f	Amendment to FPL's Restated Articles of Incorporation dated March 12, 1993 (filed as Exhibit 3(i)d to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)g	Amendment to FPL's Restated Articles of Incorporation dated June 16, 1993 (filed as Exhibit 3(i)e to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)h	Amendment to FPL's Restated Articles of Incorporation dated August 31, 1993 (filed as Exhibit 3(i)f to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)i	Amendment to FPL's Restated Articles of Incorporation dated November 30, 1993 (filed as Exhibit 3(i)g to Form 10-K for the year ended December 31, 1993, File No. 1-3545)		x
*3(i)j	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)j to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)k	Amendment to FPL's Restated Articles of Incorporation dated January 20, 2004 (filed as Exhibit 3(i)k to Form 10-K dated December 31, 2003, File No. 2-27612)		x
*3(i)l	Amendment to FPL's Restated Articles of Incorporation dated February 11, 2005 (filed as Exhibit 3(i)m to Form 10-K for the year ended December 31, 2004, File No. 2-27612)		x
3(ii)a	Amended and Restated Bylaws of FPL Group, as amended through October 17, 2008	x
3(ii)b	Amended and Restated Bylaws of FPL, as amended through October 17, 2008		x
10(a)	Non-Employee Director Compensation Summary effective January 1, 2009	x
10(b)	Restricted Stock Award and Retention Agreement between FPL Group and K. Michael Davis dated August 28, 2008	x	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x
32(a)	Section 1350 Certification of FPL Group	x
32(b)	Section 1350 Certification of FPL		x
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

Date: October 30, 2008

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc. Vice President, Accounting and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)