Form 10-Q
period 2009-03-31
FPL GROUP INC; FLORIDA POWER & LIGHT CO
filed 2009-05-06
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

1-8841	FPL GROUP, INC.	59-2449419
2-27612	FLORIDA POWER & LIGHT COMPANY	59-0247775
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

FPL Group, Inc. Yes ☑ No ☐ Florida Power & Light Company Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

FPL Group, Inc. Yes ☐ No ☐ Florida Power & Light Company Yes ☐ No ☐

Indicate by check mark whether the registrants are a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

FPL Group, Inc.	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Florida Power & Light Company	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

The number of shares outstanding of FPL Group, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding at March 31, 2009:  410,792,960 shares.

As of March 31, 2009, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by FPL Group, Inc.
——————————————

This combined Form 10-Q represents separate filings by FPL Group, Inc. and Florida Power & Light Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Florida Power & Light Company makes no representations as to the information relating to FPL Group, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth under General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TABLE OF CONTENTS

FPL Group, Inc., Florida Power & Light Company, FPL Group Capital Inc and NextEra Energy Resources, LLC each have subsidiaries and affiliates with names that include FPL, NextEra Energy Resources, NextEra Energy, FPL Energy, FPLE and similar references.  For convenience and simplicity, in this report the terms FPL Group, FPL, FPL Group Capital and NextEra Energy Resources are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates.  The precise meaning depends on the context.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance, climate change strategy or growth strategies (often, but not always, through the use of words or phrases such as will, will likely result, are expected to, will continue, is anticipated, aim, believe, could, should, would, estimated, may, plan, potential, projection, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on FPL Group, Inc.'s (FPL Group) and/or Florida Power & Light Company's (FPL) operations and financial results, and could cause FPL Group's and/or FPL's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of FPL Group and/or FPL in this combined Form 10-Q, in presentations, on their respective websites, in response to questions or otherwise.

•
FPL Group and FPL are subject to complex laws and regulations and to changes in laws and regulations as well as changing governmental policies and regulatory actions.  FPL holds franchise agreements with local municipalities and counties, and must renegotiate expiring agreements.  These factors may have a negative impact on the business and results of operations of FPL Group and FPL.

•
The operation and maintenance of power generation, transmission and distribution facilities involve significant risks that could adversely affect the results of operations and financial condition of FPL Group and FPL.

•
The operation and maintenance of nuclear facilities involves inherent risks, including environmental, health, regulatory, terrorism and financial risks, that could result in fines or the closure of nuclear units owned by FPL or NextEra Energy Resources, LLC (NextEra Energy Resources), and which may present potential exposures in excess of insurance coverage.

•
The construction of, and capital improvements to, power generation and transmission facilities involve substantial risks.  Should construction or capital improvement efforts be unsuccessful or delayed, the results of operations and financial condition of FPL Group and FPL could be adversely affected.

•
The use of derivative contracts by FPL Group and FPL in the normal course of business could result in financial losses or the payment of margin cash collateral that adversely impact the results of operations or cash flows of FPL Group and FPL.

•
FPL Group's competitive energy business is subject to risks, many of which are beyond the control of FPL Group, including, but not limited to, the efficient development and operation of generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel and equipment, transmission constraints, competition from other generators, including those using new sources of generation, excess generation capacity and demand for power, that may reduce the revenues and adversely impact the results of operations and financial condition of FPL Group.

•
FPL Group's ability to successfully identify, complete and integrate acquisitions is subject to significant risks, including, but not limited to, the effect of increased competition for acquisitions resulting from the consolidation of the power industry.

•	FPL Group and FPL participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth, future income and expenditures.

•	Customer growth and customer usage in FPL's service area affect FPL Group's and FPL's results of operations.

•
Weather affects FPL Group's and FPL's results of operations, as can the impact of severe weather.  Weather conditions directly influence the demand for electricity and natural gas, affect the price of energy commodities, and can affect the production of electricity at power generating facilities.

•
Adverse capital and credit market conditions may adversely affect FPL Group's and FPL's ability to meet liquidity needs, access capital and operate and grow their businesses, and increase the cost of capital.  Disruptions, uncertainty or volatility in the financial markets can also adversely impact the results of operations and financial condition of FPL Group and FPL, as well as exert downward pressure on the market price of FPL Group's common stock.

•
FPL Group's, FPL Group Capital Inc's (FPL Group Capital) and FPL's inability to maintain their current credit ratings may adversely affect FPL Group's and FPL's liquidity, limit the ability of FPL Group and FPL to grow their businesses, and would likely increase interest costs.

•	FPL Group and FPL are subject to credit and performance risk from third parties under supply and service contracts.

•
FPL Group and FPL are subject to costs and other potentially adverse effects of legal and regulatory proceedings, as well as regulatory compliance and changes in or additions to applicable tax laws, rates or policies, rates of inflation, accounting standards, securities laws, corporate governance requirements and labor and employment laws.

•
Threats of terrorism and catastrophic events that could result from terrorism, cyber attacks, or individuals and/or groups attempting to disrupt FPL Group's and FPL's business may impact the operations of FPL Group and FPL in unpredictable ways.

•
The ability of FPL Group and FPL to obtain insurance and the terms of any available insurance coverage could be adversely affected by international, national, state or local events and company-specific events.

•	FPL Group and FPL are subject to employee workforce factors that could adversely affect the businesses and financial condition of FPL Group and FPL.

These and other risk factors are included in Part I, Item 1A. Risk Factors of FPL Group's and FPL's Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K) and investors should refer to those sections of the 2008 Form 10-K.  Any forward-looking statement speaks only as of the date on which such statement is made, and FPL Group and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made, unless otherwise required by law.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

Website Access to U.S. Securities and Exchange Commission (SEC) Filings.  FPL Group and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on FPL Group's internet website, www.fplgroup.com, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  Information on FPL Group's website (or any of its subsidiaries' websites) is not incorporated by reference in this combined Form 10-Q.  The SEC maintains an internet website at www.sec.gov that contains reports, proxy and other information about FPL Group and FPL filed electronically with the SEC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2009	2008

OPERATING REVENUES	$3,705	$3,434

OPERATING EXPENSES
Fuel, purchased power and interchange	1,811	1,726
Other operations and maintenance	618	642
Storm cost amortization	19	11
Depreciation and amortization	390	333
Taxes other than income taxes	284	279
Total operating expenses	3,122	2,991

OPERATING INCOME	583	443

OTHER INCOME (DEDUCTIONS)
Interest expense	(211)	(199)
Equity in earnings of equity method investees	7	14
Allowance for equity funds used during construction	15	5
Interest income	27	15
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(53)	(7)
Other - net	15	8
Total other deductions - net	(200)	(164)

INCOME BEFORE INCOME TAXES	383	279

INCOME TAXES	19	30

NET INCOME	$364	$249

Earnings per share of common stock:
Basic	$0.90	$0.62
Assuming dilution	$0.90	$0.62

Dividends per share of common stock	$0.4725	$0.4450

Weighted-average number of common shares outstanding:
Basic	402.3	399.1
Assuming dilution	404.8	402.0

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FPL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2009	December 31, 2008
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$41,867	$41,638
Nuclear fuel	1,345	1,260
Construction work in progress	3,252	2,630
Less accumulated depreciation and amortization	(13,411)	(13,117)
Total property, plant and equipment - net	33,053	32,411

CURRENT ASSETS
Cash and cash equivalents	276	535
Customer receivables, net of allowances of $23 and $29, respectively	1,281	1,443
Other receivables, net of allowances of $2 and $2, respectively	327	264
Materials, supplies and fossil fuel inventory - at average cost	871	968
Regulatory assets:
Deferred clause and franchise expenses	66	248
Securitized storm-recovery costs	65	64
Derivatives	1,309	1,109
Pension	19	19
Other	4	4
Derivatives	641	433
Other	295	305
Total current assets	5,154	5,392

OTHER ASSETS
Special use funds	2,829	2,947
Prepaid benefit costs	935	914
Other investments	939	923
Regulatory assets:
Securitized storm-recovery costs	679	697
Deferred clause expenses	-	79
Pension	105	100
Unamortized loss on reacquired debt	32	32
Derivatives	16	-
Other	145	138
Other	1,417	1,188
Total other assets	7,097	7,018

TOTAL ASSETS	$45,304	$44,821

CAPITALIZATION
Common stock	$4	$4
Additional paid-in capital	4,876	4,805
Retained earnings	7,058	6,885
Accumulated other comprehensive income (loss)	61	(13)
Total common shareholders' equity	11,999	11,681
Long-term debt	15,099	13,833
Total capitalization	27,098	25,514

CURRENT LIABILITIES
Commercial paper	646	1,835
Notes payable	-	30
Current maturities of long-term debt	1,294	1,388
Accounts payable	1,058	1,062
Customer deposits	588	575
Accrued interest and taxes	438	374
Regulatory liabilities - deferred clause and franchise revenues	16	11
Derivatives	1,544	1,300
Other	1,059	1,114
Total current liabilities	6,643	7,689

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,314	2,283
Accumulated deferred income taxes	4,216	4,231
Regulatory liabilities:
Accrued asset removal costs	2,163	2,142
Asset retirement obligation regulatory expense difference	433	520
Other	215	218
Derivatives	218	218
Other	2,004	2,006
Total other liabilities and deferred credits	11,563	11,618

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$45,304	$44,821

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FPL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$364	$249
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	390	333
Nuclear fuel amortization	60	47
Recoverable storm-related costs of FPL	(7)	85
Storm cost amortization	19	11
Unrealized (gains) losses on marked to market energy contracts	(75)	36
Deferred income taxes	(18)	138
Cost recovery clauses and franchise fees	266	86
Change in prepaid option premiums and derivative settlements	47	(4)
Equity in earnings of equity method investees	(7)	(14)
Distributions of earnings from equity method investees	-	1
Changes in operating assets and liabilities:
Customer receivables	162	169
Other receivables	31	13
Materials, supplies and fossil fuel inventory	97	15
Other current assets	(8)	(9)
Other assets	(30)	(71)
Accounts payable	(130)	128
Customer deposits	13	9
Margin cash collateral	(185)	129
Income taxes	45	(115)
Interest and other taxes	72	79
Other current liabilities	(100)	(60)
Other liabilities	(3)	4
Other – net	40	58
Net cash provided by operating activities	1,043	1,317

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(575)	(585)
Independent power investments	(422)	(544)
Nuclear fuel purchases	(70)	(59)
Other capital expenditures	(9)	(5)
Sale of independent power investments	5	-
Proceeds from sale of securities in special use funds	875	375
Purchases of securities in special use funds	(892)	(402)
Proceeds from sale of other securities	17	35
Purchases of other securities	(26)	(42)
Other – net	1	39
Net cash used in investing activities	(1,096)	(1,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,508	1,099
Retirements of long-term debt	(359)	(593)
Net change in short-term debt	(1,220)	(174)
Issuances of common stock	49	8
Dividends on common stock	(191)	(178)
Change in funds held for storm-recovery bond payments	11	19
Other – net	(4)	3
Net cash provided by (used in) financing activities	(206)	184

Net increase (decrease) in cash and cash equivalents	(259)	313
Cash and cash equivalents at beginning of period	535	290
Cash and cash equivalents at end of period	$276	$603

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2009	2008

OPERATING REVENUES	$2,573	$2,534

OPERATING EXPENSES
Fuel, purchased power and interchange	1,469	1,457
Other operations and maintenance	340	378
Storm cost amortization	19	11
Depreciation and amortization	232	196
Taxes other than income taxes	251	248
Total operating expenses	2,311	2,290

OPERATING INCOME	262	244

OTHER INCOME (DEDUCTIONS)
Interest expense	(77)	(86)
Allowance for equity funds used during construction	15	5
Interest income	-	4
Other – net	(2)	(3)
Total other deductions – net	(64)	(80)

INCOME BEFORE INCOME TAXES	198	164

INCOME TAXES	71	56

NET INCOME	$127	$108

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions)
(unaudited)

	March 31, 2009	December 31, 2008
ELECTRIC UTILITY PLANT
Plant in service	$26,694	$26,497
Nuclear fuel	672	613
Construction work in progress	1,996	1,862
Less accumulated depreciation and amortization	(10,308)	(10,189)
Electric utility plant – net	19,054	18,783

CURRENT ASSETS
Cash and cash equivalents	96	120
Customer receivables, net of allowances of $13 and $19, respectively	703	796
Other receivables, net of allowances of $1 and $1, respectively	272	143
Materials, supplies and fossil fuel inventory – at average cost	534	563
Regulatory assets:
Deferred clause and franchise expenses	66	248
Securitized storm-recovery costs	65	64
Derivatives	1,309	1,109
Derivatives	8	4
Other	122	125
Total current assets	3,175	3,172

OTHER ASSETS
Special use funds	2,083	2,158
Prepaid benefit costs	987	968
Regulatory assets:
Securitized storm-recovery costs	679	697
Deferred clause expenses	-	79
Unamortized loss on reacquired debt	32	32
Other	156	133
Other	171	153
Total other assets	4,108	4,220

TOTAL ASSETS	$26,337	$26,175

CAPITALIZATION
Common stock	$1,373	$1,373
Additional paid-in capital	4,393	4,393
Retained earnings	2,250	2,323
Total common shareholder's equity	8,016	8,089
Long-term debt	5,789	5,311
Total capitalization	13,805	13,400

CURRENT LIABILITIES
Commercial paper	461	773
Current maturities of long-term debt	265	263
Accounts payable	582	645
Customer deposits	583	570
Accrued interest and taxes	284	449
Regulatory liabilities - deferred clause and franchise revenues	16	11
Derivatives	1,317	1,114
Other	509	598
Total current liabilities	4,017	4,423

OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,766	1,743
Accumulated deferred income taxes	3,287	3,105
Regulatory liabilities:
Accrued asset removal costs	2,163	2,142
Asset retirement obligation regulatory expense difference	433	520
Other	215	218
Other	651	624
Total other liabilities and deferred credits	8,515	8,352

COMMITMENTS AND CONTINGENCIES

TOTAL CAPITALIZATION AND LIABILITIES	$26,337	$26,175

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$127	$108
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	232	196
Nuclear fuel amortization	32	25
Recoverable storm-related costs	(7)	85
Storm cost amortization	19	11
Deferred income taxes	183	153
Cost recovery clauses and franchise fees	266	86
Change in prepaid option premiums and derivative settlements	(1)	2
Changes in operating assets and liabilities:
Customer receivables	93	94
Other receivables	55	16
Materials, supplies and fossil fuel inventory	29	38
Other current assets	(16)	(14)
Other assets	(16)	(49)
Accounts payable	(70)	105
Customer deposits	14	10
Margin cash collateral	-	92
Income taxes	(320)	(49)
Interest and other taxes	65	73
Other current liabilities	(61)	(6)
Other liabilities	6	5
Other – net	-	33
Net cash provided by operating activities	630	1,014

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(575)	(585)
Nuclear fuel purchases	(43)	(48)
Proceeds from sale of securities in special use funds	516	282
Purchases of securities in special use funds	(524)	(308)
Other – net	-	1
Net cash used in investing activities	(626)	(658)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	493	589
Retirements of long-term debt	(20)	(24)
Net change in short-term debt	(312)	(502)
Dividends	(200)	(50)
Change in funds held for storm-recovery bond payments	11	19
Net cash provided by (used in) financing activities	(28)	32

Net increase (decrease) in cash and cash equivalents	(24)	388
Cash and cash equivalents at beginning of period	120	63
Cash and cash equivalents at end of period	$96	$451

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2008 Form 10-K for FPL Group and FPL.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2008 Form 10-K for FPL Group and FPL.  In the opinion of FPL Group and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation.  The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Employee Retirement Benefits

FPL Group sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of FPL Group and its subsidiaries.  FPL Group also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  The cost of this SERP component is included in the determination of net periodic benefit income for pension benefits in the following table and was not material to FPL Group's financial statements for the three months ended March 31, 2009 and 2008.  In addition to pension benefits, FPL Group sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of FPL Group and its subsidiaries meeting certain eligibility requirements.

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
	(millions)

Service cost	$13	$13	$2	$1
Interest cost	27	26	6	7
Expected return on plan assets	(60)	(60)	(1)	(1)
Amortization of transition obligation	-	-	1	1
Amortization of prior service benefit	(1)	(1)	-	-
Amortization of gains	(5)	(7)	-	-
Net periodic benefit (income) cost at FPL Group	$(26)	$(29)	$8	$8
Net periodic benefit (income) cost at FPL	$(18)	$(21)	$6	$6

2.  Derivative Instruments

FPL Group and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated with long-term debt.  In addition, FPL Group, through NextEra Energy Resources, uses derivatives to optimize the value of power generation assets.  NextEra Energy Resources provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.  Derivative instruments, when required to be marked to market, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity cost recovery clause (capacity clause).  For FPL Group's non-rate regulated operations, predominantly NextEra Energy Resources, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  While most of NextEra Energy Resources' derivative transactions are entered into for the purpose of managing commodity price risk, and to reduce the impact of volatility in interest rates stemming from changes in variable interest rates on outstanding debt, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable.  FPL Group believes that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed using regression analysis for commodity contracts, and nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item, for interest rate swaps.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.

At March 31, 2009, FPL Group had cash flow hedges with expiration dates through December 2012 for energy contract derivative instruments, and interest rate cash flow hedges with expiration dates through December 2023.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  See Note 5.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period, and amounted to approximately $11 million and $(9) million for the three months ended March 31, 2009 and 2008, respectively.  Settlement gains and losses are included within the line items in the statements of income to which they relate.

FPL Group's and FPL's mark-to-market derivative instrument assets (liabilities) are included in the condensed consolidated balance sheets as follows:

	FPL Group		FPL
	March 31, 2009	December 31, 2008	March 31, 2009		December 31, 2008
	(millions)

Current derivative assets (a)	$641	$433	$8		$4
Noncurrent other assets (b)	375	212	7		2
Current derivative liabilities (c)	(1,544)	(1,300)	(1,317)		(1,114)
Noncurrent derivative liabilities (d)	(218)	(218)	(23	)(e)	(1	)(e)
Total mark-to-market derivative instrument liabilities	$(746)	$(873)	$(1,325)		$(1,109)
——————————
(a)	At March 31, 2009 and December 31, 2008, FPL Group's balances reflect the netting of $104 million and $60 million (none at FPL), respectively, in margin cash collateral received from counterparties.
(b)	At March 31, 2009, FPL Group's balances reflect the netting of $5 million (none at FPL) in margin cash collateral received from counterparties.
(c)	At March 31, 2009 and December 31, 2008, FPL Group's balances reflect the netting of $205 million and $33 million (none at FPL), respectively, in margin cash collateral provided to counterparties.
(d)	At March 31, 2009 and December 31, 2008, FPL Group's balances reflect the netting of $71 million and $25 million (none at FPL), respectively, in margin cash collateral provided to counterparties.
(e)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

At March 31, 2009 and December 31, 2008, FPL Group had approximately $49 million and $66 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets.  These amounts are included in other current liabilities in the condensed consolidated balance sheets.  Additionally, at March 31, 2009 and December 31, 2008, FPL Group had approximately $97 million and $98 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities.  These amounts are included in other current assets in the condensed consolidated balance sheets.

As discussed above, FPL Group uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk.  The table above presents FPL Group’s and FPL’s net derivative liability positions at March 31, 2009, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral.  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of FPL Group's derivatives designated as hedging instruments for accounting purposes are presented as gross asset and liability values as follows:

	March 31, 2009
	Derivative Assets	Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$95	$1
Current derivative liabilities	54	4
Noncurrent other assets	48	-
Noncurrent derivative liabilities	62	12
Interest rate swaps:
Current derivative liabilities	-	39
Noncurrent other assets	26	-
Noncurrent derivative liabilities	-	60
Total	$285	$116

For the three months ended March 31, 2009, gains (losses) related to FPL Group cash flow hedges are recorded on FPL Group's condensed consolidated financial statements (none at FPL) as follows:

	Commodity Contracts		Interest Rate Swaps		Total
			(millions)

Gains (losses) recognized in OCI	$152		$(5)		$147
Gains (losses) reclassified from accumulated other comprehensive income (AOCI)	$24	(a)	$(9	)(b)	$15
Gains (losses) recognized in income (c)	$11	(a)	$-		$11
——————————
(a)	Included in operating revenues.
(b)	Included in interest expense.
(c)	Represents the ineffective portion of the hedging instrument.

The fair values of FPL Group's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented as gross asset and liability values as follows:

	March 31, 2009
	FPL Group		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$1,087	$435	$8	$-
Current derivative liabilities	1,851	3,612	6	1,323
Noncurrent other assets	453	147	9	1
Noncurrent derivative liabilities	505	769	1	25
Foreign currency swap:
Noncurrent derivative liabilities	-	15	-	-
Total	$3,896	$4,978	$24	$1,349

For the three months ended March 31, 2009, gains (losses) related to FPL Group derivatives not designated as hedging instruments are recorded on FPL Group's condensed consolidated statements of income (none at FPL) as follows (millions):

Commodity contracts:
Operating revenues	$112	(a)
Fuel, purchased power and interchange	27
Foreign currency swap:
Other - net	(12)
Total	$127
——————————
(a)	In addition, FPL recorded approximately $525 million of losses related to commodity contracts as regulatory assets on its condensed consolidated balance sheet.

At March 31, 2009, FPL Group and FPL had derivative commodity contracts for the following net notional volumes:

Commodity Type	FPL Group(a)		FPL(a)
	(millions)

Power	(36)	mwh(b)	-
Natural gas	976	mmbtu(c)	882	mmbtu(c)
Oil	2	barrels	2	barrels
——————————
(a)
Volume amounts include fixed and index priced derivatives applicable to commodity and basis exposures.  Amounts presented are for derivative contracts only and do not include other commodity contracts for which the normal purchases and normal sales election has been made, or which do not meet the definition of a derivative.

(b)	Megawatt hours
(c)	One million British thermal units

At March 31, 2009, the estimated fair values for FPL Group's interest rate and foreign currency swaps were as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value
(millions)						(millions)

Fair value hedge – FPL Group Capital:
$300	June 2008	September 2011	Variable (a)	5.625%		$21
Cash flow hedges – NextEra Energy Resources:
$57	December 2003	December 2017	4.245%	Variable	(b)	(4)
$19	April 2004	December 2017	3.845%	Variable	(b)	(1)
$189	December 2005	November 2019	4.905%	Variable	(b)	(21)
$459	January 2007	January 2022	5.390%	Variable	(c)	(60)
$147	January 2008	September 2011	3.2050%	Variable	(b)	(5)
$373	January 2009	December 2016	2.680%	Variable	(b)	(4)
$124	January 2009(d)	December 2023	3.725%	Variable	(b)	-
$74	January 2009	December 2023	2.578%	Variable	(e)	-
$22	March 2009	December 2016	2.655%	Variable	(b)	-
$7	March 2009(d)	December 2023	3.960%	Variable	(b)	-
Total cash flow hedges						(95)
Total interest rate hedges						$(74)
Foreign currency swap – FPL Group Capital:
$141	December 2008	December 2011	Variable (f)	Variable	(g)	$(15)
——————————
(a)	Three-month London InterBank Offered Rate (LIBOR) plus 1.18896%
(b)	Three-month LIBOR
(c)	Six-month LIBOR
(d)	Exchange of payments does not begin until December 2016.
(e)	Three-month Banker's Acceptance Rate
(f)	Three-month LIBOR plus 2.14%
(g)	Three-month Japanese yen LIBOR plus 1.75%

Certain of FPL Group's and FPL's derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross default and material adverse change triggers.  At March 31, 2009, the aggregate fair value of FPL Group's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $3.0 billion ($1.3 billion for FPL).

If the credit-risk-related contingent features underlying these agreements and other wholesale commodity contracts were triggered, FPL Group or FPL could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL Group Capital’s or FPL’s credit ratings were downgraded to BBB+/Baa1 (a two level downgrade for FPL and a one level downgrade for FPL Group Capital), FPL Group would be required to post collateral of less than $1 billion, substantially all of which relates to FPL.  If FPL Group Capital’s and FPL’s credit ratings were downgraded to below investment grade, FPL Group would be required to post additional collateral such that the total posted collateral would be approximately $2.4 billion ($1.8 billion at FPL).  Some contracts at FPL Group do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or credit-related cross default triggers.  In the event these provisions were triggered, FPL Group could be required to post additional collateral of up to approximately $632 million.

Collateral may be posted in the form of cash or credit support.  At March 31, 2009, FPL Group had posted $0.7 billion ($0.6 billion at FPL) in the form of letters of credit in the normal course of business which could be applied toward the collateral requirements above.  FPL and FPL Group Capital have bank revolving lines of credit in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the bank revolving lines of credit, maintenance of a specific credit rating is not a condition to drawing upon these credit facilities, although there are other conditions to drawing on these credit facilities.

Additionally, some contracts also contain certain adequate assurance provisions where a counterparty may demand additional collateral based on subjective events and/or conditions.  Due to the subjective nature of these clauses, FPL Group and FPL are unable to determine a value for these items and they are not included in any of the quantitative disclosures above.

3.  Fair Value Measurements

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

FPL Group's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	As of March 31, 2009
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting (a)	Total
	(millions)
Assets:
Cash equivalents:
FPL Group	$118	$-		$-	$-	$118
FPL	$56	$-		$-	$-	$56
Other current assets:
FPL Group	$-	$17		$-	$-	$17
Special use funds:
FPL Group	$562	$2,267	(b)	$-	$-	$2,829
FPL	$150	$1,933	(b)	$-	$-	$2,083
Other investments:
FPL Group	$6	$98		$-	$-	$104
FPL	$-	$2		$-	$-	$2
Net derivative assets (liabilities):
FPL Group	$(218)	$(1,194)		$539	$127	$(746	)(C)
FPL	$-	$(1,330)		$5	$-	$(1,325	)(C)
——————————
(a)	Includes amounts for margin cash collateral and net option premium payments and receipts.
(b)
At FPL Group, approximately $634 million ($580 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by FPL Group or FPL.  The remaining investments are primarily comprised of fixed income securities including municipal, mortgage-backed, corporate and governmental bonds.

(c)	See Note 2 for a reconciliation of net derivatives to FPL Group's and FPL's condensed consolidated balance sheets.

	As of December 31, 2008
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting (a)	Total
	(millions)
Assets:
Cash equivalents:
FPL Group	$109	$-		$-	$-	$109
FPL	$27	$-		$-	$-	$27
Other current assets:
FPL Group	$-	$17		$-	$-	$17
Special use funds:
FPL Group	$536	$2,411	(b)	$-	$-	$2,947
FPL	$149	$2,009	(b)	$-	$-	$2,158
Other investments:
FPL Group	$6	$101		$-	$-	$107
Net derivative assets (liabilities):
FPL Group	$(55)	$(1,227)		$404	$5	$(873	)(c)
FPL	$-	$(1,108)		$(1)	$-	$(1,109	)(c)
——————————
(a)	Includes amounts for margin cash collateral and net option premium payments and receipts.
(b)
At FPL Group, approximately $712 million ($650 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by FPL Group or FPL.  The remaining investments are primarily comprised of fixed income securities including municipal, mortgage-backed, corporate and governmental bonds.

(c)	See Note 2 for a reconciliation of net derivatives to FPL Group's and FPL's condensed consolidated balance sheets.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	FPL Group	FPL	FPL Group	FPL
	(millions)

Fair value of derivatives based on significant unobservable inputs at December 31 of prior year	$404	$(1)	$(127)	$(10)
Realized and unrealized gains (losses):
Included in earnings (a)	338	-	(222)	-
Included in regulatory assets and liabilities	5	5	(1)	(1)
Settlements	(130)	2	(37)	1
Net transfers out	(78)	(1)	170	-
Fair value of derivatives based on significant unobservable inputs at March 31	$539	$5	$(217)	$(10)
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date (a)	$247	$1	$(222)	$-
——————————
(a)	Realized and unrealized gains (losses) are reflected in operating revenues in the condensed consolidated statements of income.

4.  Income Taxes

FPL Group's effective income tax rate for the three months ended March 31, 2009 and 2008 was approximately 4.9% and 10.8%, respectively.  The reduction from the federal statutory rate mainly reflects the benefit of wind production tax credits (PTCs) of approximately $72 million and $67 million, respectively, related to NextEra Energy Resources' wind projects.  PTCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.

FPL Group recognizes PTCs as wind energy is generated and sold based on a per kilowatt-hour (kwh) rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year.  FPL Group uses this method of recognizing PTCs for specific reasons, including that PTCs are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations.

FPL Group's effective income tax rate for the three months ended March 31, 2009 also reflects the following:

•	an approximately $18 million benefit (foreign tax benefit) reflecting the reduction of previously deferred income taxes resulting from an additional equity investment in Canadian operations,
•	a $17 million benefit (state tax benefit) related to a change in state tax law that extended the carry forward period of investment tax credits (ITCs) on certain wind projects, and
•
a $15 million benefit (convertible ITCs tax benefit) related to the effect on the estimated annual effective income tax rate of expected book/tax basis differences resulting from additional incentives NextEra Energy Resources expects to receive under the American Recovery and Reinvestment Act of 2009 (Recovery Act) for certain wind projects expected to be placed in service in 2009.

5.  Comprehensive Income

FPL Group's comprehensive income is as follows:

	Three Months Ended March 31,
	2009	2008
	(millions)

Net income of FPL Group	$364	$249
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $61 tax expense and $64 tax benefit, respectively)	90	(95)
Reclassification from AOCI to net income (net of $8 tax benefit and $9 tax expense, respectively)	(13)	14
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses (net of $2 and $11 tax benefit, respectively)	(3)	(19)
Reclassification from AOCI to net income (net of $3 tax expense and $0.2 tax benefit, respectively)	6	(1)
Net unrealized losses on available for sale securities (net of $2 and $14 tax benefit, respectively)	(2)	(21)
Defined benefit pension and other benefits plans (net of $1 and $1 tax benefit, respectively)	(1)	(1)
Net unrealized losses on foreign currency translation (net of $1 tax benefit)	(3)	-
Comprehensive income of FPL Group	$438	$126

Approximately $67 million of gains included in FPL Group's AOCI at March 31, 2009 will be reclassified into earnings within the next twelve months as either the hedged fuel is consumed, electricity is sold or interest payments are made.  Such amount assumes no change in fuel prices, power prices or interest rates.  AOCI is separately displayed on the condensed consolidated balance sheets of FPL Group.  FPL's comprehensive income is the same as reported net income.

6.  Variable Interest Entities

FPL – FPL is considered the primary beneficiary of, and therefore consolidates, a variable interest entity (VIE) from which it leases nuclear fuel for its nuclear units.  FPL is considered the primary beneficiary of this VIE because in the case of default by the VIE on its debt, FPL would be required to purchase the VIE's nuclear fuel and because FPL guarantees the VIE's debt.  The lessor has issued commercial paper to fund the procurement of nuclear fuel and FPL has provided a $600 million guarantee to support the commercial paper program.  Under certain lease termination circumstances, the associated debt, which consists primarily of commercial paper (approximately $366 million and $347 million at March 31, 2009 and December 31, 2008, respectively) would become due.  The consolidated assets of the VIE consist primarily of nuclear fuel, which had a net carrying value of approximately $365 million and $338 million at March 31, 2009 and December 31, 2008, respectively.

FPL is considered the primary beneficiary of and therefore consolidates a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a Florida Public Service Commission (FPSC) financing order.  Four hurricanes in 2005 and three hurricanes in 2004 caused major damage in parts of FPL's service territory.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the FPL subsidiary issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and approximately $200 million to reestablish FPL's storm and property insurance reserve.  The storm-recovery bonds outstanding at March 31, 2009 and December 31, 2008 were approximately $591 million and $611 million, respectively, which are included in long-term debt and current maturities of long-term debt on FPL Group's and FPL's condensed consolidated balance sheets.  In connection with this financing, net proceeds, after debt issuance costs, to the FPL subsidiary (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the FPL subsidiary that issued the bonds.  The storm-recovery bonds are payable only from and secured by the storm-recovery property.  The consolidated assets of the VIE were approximately $599 million and $628 million at March 31, 2009 and December 31, 2008, respectively, and consisted primarily of storm-recovery property, which is included in securitized storm-recovery costs on FPL Group's and FPL's balance sheets.

FPL identified two potential VIEs, both of which are considered qualifying facilities as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires FPL to purchase the electricity output of the projects.  FPL entered into a power purchase agreement (PPA) with one of the projects in 1990 to purchase substantially all of the project's electrical output through 2024.  For each mwh provided, FPL pays a per mwh price (energy payment) based upon FPL's avoided cost, which was determined at the time the PPA was executed, and was based on the cost of avoiding the construction and operation of a coal unit.  The energy component is primarily based on the cost of coal at an FPL jointly-owned coal-fired facility.  The project has a capacity of 250 megawatts (mw).  After making exhaustive efforts, FPL was unable to obtain the information from the project necessary to determine whether the project is a VIE or whether FPL is the primary beneficiary of the project.  The PPA with the project contains no provision which legally obligates the project to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This does not expose FPL to losses since the energy payments paid by FPL to the project are passed on to FPL's customers through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the project was determined to be a VIE, the absorption of some of the project's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended March 31, 2009 and 2008, FPL purchased 473,765 mwh and 478,823 mwh, respectively, from the project at a total cost of approximately $42 million and $41 million, respectively.  FPL will continue to make exhaustive efforts to obtain the necessary information from the project in order to determine if it is a VIE and, if so, whether FPL is the primary beneficiary.  FPL also entered into a PPA with a 330 mw coal-fired cogeneration facility (the Facility) in 1995 to purchase substantially all of the Facility's electrical output through 2025.  During the fourth quarter of 2007, a change in ownership of the Facility occurred, triggering the need to reevaluate whether the Facility is still a VIE and, if so, whether FPL is the Facility's primary beneficiary.  After making exhaustive efforts, FPL was unable to obtain the information necessary to perform this reevaluation.  The PPA with the Facility contains no provisions which legally obligate the Facility to release this information to FPL.  During the three months ended March 31, 2009 and 2008, FPL purchased 407,085 mwh and 603,244 mwh, respectively, from the Facility at a total cost of approximately $52 million and $58 million, respectively.  Additionally, the PPA does not expose FPL to losses since the energy payments made by FPL to the Facility are passed on to FPL's customers through the fuel clause as approved by the FPSC.  FPL will continue to make exhaustive efforts to obtain the necessary information from the Facility in order to determine if it is still a VIE and, if so, whether FPL is the Facility's primary beneficiary.

FPL Group – In 2004, a trust created by FPL Group sold 12 million 5 7/8% preferred trust securities to the public and common trust securities to FPL Group.  The trust is considered a VIE because FPL Group's investment through the common trust securities is not considered equity at risk.  The proceeds from the sale of the preferred and common trust securities were used to buy 5 7/8% junior subordinated debentures maturing in March 2044 from FPL Group Capital.  The trust exists only to issue its preferred trust securities and common trust securities and to hold the junior subordinated debentures of FPL Group Capital as trust assets.  Since FPL Group, as the common security holder, is not considered to have equity at risk and will therefore not absorb any variability of the trust, FPL Group is not the primary beneficiary and does not consolidate the trust.  The junior subordinated debentures are FPL Group's maximum exposure to loss.  The junior subordinated debentures outstanding at both March 31, 2009 and December 31, 2008 were approximately $309 million, which are included in long-term debt on FPL Group's condensed consolidated balance sheets.

7.  Common Stock

Earnings Per Share - The reconciliation of FPL Group's basic and diluted earnings per share of common stock is as follows:

	Three Months Ended March 31,
	2009	2008
	(millions, except per share amounts)

Numerator – net income	$364	$249

Denominator:
Weighted-average number of common shares outstanding – basic	402.3	399.1
Restricted stock, performance share awards, options and warrants (a)	2.5	2.9
Weighted-average number of common shares outstanding – assuming dilution	404.8	402.0

Earnings per share of common stock:
Basic	$0.90	$0.62
Assuming dilution	$0.90	$0.62
——————————
(a)
Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.  Restricted stock, performance share awards, options and warrants are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Restricted stock, performance share awards and common shares issuable upon the exercise of stock options which were not included in the denominator above due to their antidilutive effect were approximately 1.1 million and 0.9 million for the three months ended March 31, 2009 and 2008, respectively.

Continuous Offering of FPL Group Common Stock - In January 2009, FPL Group entered into an agreement under which FPL Group may offer and sell, from time to time, FPL Group common stock having a gross sales price of up to $400 million.  As of May 5, 2009, FPL Group had received proceeds of approximately $40 million through the issuance of common stock under this agreement consisting of 760,000 shares at an average price of $52.10 per share.

8.  Debt

Subsidiaries of FPL Group had the following debt issuances and borrowings during the three months ended March 31, 2009:

Date Issued	Company	Debt Issued	Interest Rate	Principal Amount	Maturity Date
				(millions)

January 2009	NextEra Energy Resources subsidiary	Canadian dollar denominated limited-recourse senior secured term loan	Variable	$76	2023	(a)
January 2009	FPL Group Capital	Term loan	Variable	$72	2011
March 2009	FPL Group Capital	Debentures	6.00%	$500	2019
March 2009	FPL	First mortgage bonds	5.96%	$500	2039
March 2009	FPL Group Capital	Junior subordinated debentures	8.75%	$375	2069
March 2009	NextEra Energy Resources subsidiary	Limited-recourse senior secured notes	Variable	$22	2016	(b)
——————————
(a)
Proceeds from this loan were used to repay a portion of the NextEra Energy Resources subsidiary's Canadian dollar denominated variable rate term loan maturing in 2011.  In March 2009, the remaining balance of the term loan maturing in 2011 was paid off.

(b)	Partially amortizing with a balloon payment at maturity.

9.  Commitments and Contingencies

Commitments – FPL Group and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities.  At NextEra Energy Resources, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind projects and the procurement of nuclear fuel.  FPL FiberNet LLC's (FPL FiberNet) capital expenditures primarily include costs to meet customer-specific requirements and maintain its fiber-optic network.

At March 31, 2009, planned capital expenditures for the remainder of 2009 through 2013 were estimated as follows:

	2009	2010	2011	2012	2013	Total
	(millions)
FPL:
Generation: (a)
New (b) (c) (d)	$1,110	$1,190	$830	$340	$25	$3,495
Existing	545	680	610	515	430	2,780
Transmission and distribution	445	865	925	930	975	4,140
Nuclear fuel	65	205	215	220	265	970
General and other	150	290	315	300	235	1,290
Total	$2,315	$3,230	$2,895	$2,305	$1,930	$12,675

NextEra Energy Resources:
Wind (e)	$1,670	$35	$15	$20	$10	$1,750
Nuclear (f)	260	420	295	275	305	1,555
Natural gas	95	60	75	85	50	365
Other	85	55	45	35	30	250
Total	$2,110	$570	$430	$415	$395	$3,920

FPL FiberNet	$50	$20	$20	$20	$20	$130
——————————
(a)	Includes allowance for funds used during construction (AFUDC) of approximately $52 million, $51 million, $30 million and $4 million in 2009 to 2012, respectively.
(b)	Includes land, generating structures, transmission interconnection and integration and licensing.
(c)
Includes pre-construction costs and carrying charges (equal to the pretax AFUDC rate) on construction costs recoverable through the capacity clause of approximately $55 million, $142 million, $364 million, $42 million and $19 million in 2009 to 2013, respectively.

(d)
Excludes:  capital expenditures of approximately $2.3 billion for the modernization of the Cape Canaveral and Riviera power plants for the period from early-2010 (when a decision regarding approval by the Florida Power Plant Siting Board (Siting Board), comprised of the Florida governor and cabinet, is expected) through 2013; construction costs of approximately $2.5 billion during the period 2012 to 2013 for the two additional nuclear units at FPL's Turkey Point site (construction costs will not begin until license approval is received from the U.S. Nuclear Regulatory Commission, which is expected in 2012); and capital expenditures of approximately $1.6 billion, including AFUDC, for an approximately 300-mile underground natural gas pipeline in Florida, which FPL is proposing to build.

(e)
Includes capital expenditures for new wind projects that have been identified and related transmission.  NextEra Energy Resources expects to add over 1,000 mw in 2009 and 1,000 mw to 2,000 mw of new wind generation per year from 2010 through 2012, subject to, among other things, continued public policy support, which includes, but is not limited to, support for the construction and availability of sufficient transmission facilities and capacity, and access to reasonable capital and credit markets.  The cost of the planned wind additions for the 2010 through 2012 period is estimated to be approximately $3.0 billion to $4.5 billion in each year, which is not included in the table above.

(f)	Includes nuclear fuel.

FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most payment obligations under FPL Group Capital's debt and guarantees.  FPL Group and FPL each account for payment guarantees and related contracts, for which it or a subsidiary is the guarantor, under Financial Accounting Standards Board (FASB) Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires that the fair value of guarantees provided to unconsolidated entities entered into after December 31, 2002 be recorded on the balance sheet.  At March 31, 2009, subsidiaries of FPL Group, other than FPL, have guaranteed debt service payments relating to agreements that existed at December 31, 2002.  The terms of the guarantees are equal to the terms of the related debt, with remaining terms ranging from 1 year to 9 years.  The maximum potential amount of future payments that could be required under these guarantees at March 31, 2009 was approximately $17 million.  At March 31, 2009, FPL Group did not have any liabilities recorded for these guarantees.  In certain instances, FPL Group can seek recourse from third parties for 50% of any amount paid under the guarantees.  Guarantees provided to unconsolidated entities entered into subsequent to December 31, 2002, and the related fair value, were not material as of March 31, 2009.

Certain subsidiaries of NextEra Energy Resources have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the NextEra Energy Resources subsidiary becoming liable for liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that it is unlikely to experience a material exposure as a result of these liquidated damages' provisions.

Contracts – In addition to the planned capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,300 mw of power annually through mid-2010, approximately 1,330 mw annually from mid-2010 to mid-2015 and 375 mw annually thereafter through 2021, and one of the Southern subsidiaries' contracts is subject to minimum quantities.  FPL also has various firm pay-for-performance contracts to purchase approximately 740 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from August 2009 through 2026.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has various agreements with several electricity suppliers to purchase an aggregate of up to approximately 935 mw of power with expiration dates ranging from April 2009 through 2012.  In general, the agreements require FPL to make capacity payments and supply the fuel consumed by the plants under the contracts.  FPL has contracts with expiration dates through 2032 for the purchase and transportation of natural gas and coal, and storage of natural gas.

NextEra Energy Resources has entered into several contracts primarily for the purchase of wind turbines and towers and related construction activities, approximately $1.6 billion of which is included in the planned capital expenditures table in Commitments above.  In addition, NextEra Energy Resources has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from 2009 through 2036, as well as for the supply, conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from 2009 through 2023.

The required capacity and minimum payments under these contracts as of March 31, 2009 were estimated as follows:

	2009	2010	2011	2012	2013	Thereafter
FPL:	(millions)
Capacity payments: (a)
JEA and Southern subsidiaries (b)	$170	$230	$210	$210	$210	$550
Qualifying facilities (b)	$240	$290	$260	$270	$250	$2,670
Other electricity suppliers (b)	$40	$10	$10	$5	$-	$-
Minimum payments, at projected prices:
Southern subsidiaries – energy (b)	$70	$40	$-	$-	$-	$-
Natural gas, including transportation and storage (c)	$1,540	$1,655	$1,145	$555	$515	$4,325
Coal (c)	$65	$60	$15	$-	$-	$-

NextEra Energy Resources (d)	$1,490	$205	$90	$95	$80	$870
——————————
(a)
Capacity payments under these contracts, the majority of which are recoverable through the capacity clause, totaled approximately $153 million and $145 million for the three months ended March 31, 2009 and 2008, respectively.

(b)
Energy payments under these contracts, which are recoverable through the fuel clause, totaled approximately $96 million and $115 million for the three months ended March 31, 2009 and 2008, respectively.

(c)	Recoverable through the fuel clause.
(d)	Includes termination payments primarily associated with wind turbine contracts beyond 2009.

In addition, FPL has entered into several long-term agreements for storage capacity and transportation of natural gas from facilities that have not yet started construction or, if started, have not yet completed construction.  These agreements range from 15 to 25 years in length and contain firm commitments by FPL totaling up to approximately $209 million annually or $5.1 billion over the terms of the agreements.  These firm commitments are contingent upon the occurrence of certain events, including approval by the Federal Energy Regulatory Commission (FERC) and/or completion of construction of the facilities from June 2009 to 2011.

Insurance – Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this Act, FPL Group maintains $300 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $12.2 billion of liability insurance coverage per incident at any nuclear reactor in the United States.  Under the secondary financial protection system, FPL Group is subject to retrospective assessments of up to $940 million ($470 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the United States, payable at a rate not to exceed $140 million ($70 million for FPL) per incident per year.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and St. Lucie Unit No. 2, which approximates $14 million, $35 million and $18 million, plus any applicable taxes, per incident, respectively.

FPL Group participates in nuclear insurance mutual companies that provide $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  FPL Group also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of FPL Group's or another participating insured's nuclear plants, FPL Group could be assessed up to $175 million ($102 million for FPL), plus any applicable taxes, in retrospective premiums.  FPL Group and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $4 million and $4 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, FPL does not have insurance coverage for a substantial portion of its transmission and distribution property and FPL Group has no insurance coverage for FPL FiberNet's fiber-optic cable located throughout Florida.  Should FPL's future storm restoration costs exceed the reserve amount established through the issuance of storm-recovery bonds, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through securitization provisions pursuant to Florida law or through surcharges approved by the FPSC.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL, would be borne by FPL Group and FPL and could have a material adverse effect on FPL Group's and FPL's financial condition and results of operations.

Legal Proceedings – In November 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action in the U.S. District Court for the Northern District of Georgia against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Prevention of Significant Deterioration (PSD) provisions and the New Source Performance Standards (NSPS) of the Clean Air Act.  In May 2001, the EPA amended its complaint to allege, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns a 76% interest, without obtaining a PSD permit, without complying with NSPS requirements, and without applying best available control technology for nitrogen oxides, sulfur dioxides and particulate matter as required by the Clean Air Act.  It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions.  The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties of up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997.  The EPA has made revisions to its civil penalty rule such that the maximum penalty is $27,500 per day for each violation from January 31, 1997 through March 15, 2004, $32,500 per day for each violation from March 16, 2004 through January 12, 2009 and $37,500 per day for each violation thereafter.  Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.  In June 2001, a federal district court stayed discovery and administratively closed the case and the EPA has not yet moved to reopen the case.  In April 2007, the U.S. Supreme Court in a separate unrelated case rejected an argument that a "major modification" occurs at a plant only when there is a resulting increase in the hourly rate of air emissions.  Georgia Power Company has made a similar argument in defense of its case, but has other factual and legal defenses that are unaffected by the Supreme Court's decision.

In August 2001, Florida Municipal Power Agency (FMPA) filed a petition for review with the U.S. Court of Appeals for the District of Columbia (DC Circuit) asking the DC Circuit to reverse and remand orders of the FERC denying FMPA's request for certain credits for transmission facilities owned by FMPA members.  This matter arose from a 1993 FPL filing of a comprehensive restructuring of its then-existing tariff structure.  All issues in this case have been closed except for FMPA's request for exclusions from FPL's transmission rates of the costs of FPL's facilities that fail to meet the same integration test that was used to deny credits for certain FMPA facilities (integration test).  In May 2004, FPL made a compliance filing with the FERC of a proposed rate schedule that does not include those FPL facilities that fail to meet the same integration test.  In January 2005, the FERC issued an order on FPL's compliance filing and required FPL to make an additional compliance filing removing the cost of all radial transmission lines from transmission rates, analyzing the FPL transmission system to remove the cost of any transmission facilities that provide only "unneeded redundancy," and calculating rate adjustments using 1993 data rather than 1998 data.  FPL made this compliance filing in April 2005, under which FPL's current rate would be reduced by $0.04 per kilowatt (kw) per month.  In May 2005, FMPA protested FPL's compliance filing and argued that FPL's rates should be reduced by an additional $0.20 per kw per month.  Any reduction in FPL's network service rate also would apply effective January 1, 2004 to Seminole Electric Cooperative Inc. (Seminole), FPL's other network customer.  In February 2008, the FERC accepted FPL's April 2005 compliance filing in full and, in March 2008, FPL issued refunds of approximately $4 million to FMPA and $2 million to Seminole in accordance with the FERC's February 2008 order.  Subsequently, FMPA sought rehearing of the FERC's February 2008 order, which was denied by the FERC in December 2008.  FMPA has sought review of the FERC's February 2008 and December 2008 orders at the DC Circuit.  FMPA's position is that FPL's rates should be reduced by an additional $0.20 per kw per month, which, if upheld, would result in an additional refund obligation to FMPA of approximately $25 million, and approximately $15 million to Seminole, at March 31, 2009.

In 1995 and 1996, FPL Group, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  On June 24, 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against FPL Group and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest.  FPL Group has filed an answer to the complaint.  FPL Group believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from FPL Group, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The case is in discovery and has been scheduled for trial in December 2010.

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (NextEra Energy Resources Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy, LLC, now known as NextEra Energy Resources, was added as a defendant in 2005.  The petition alleged that the NextEra Energy Resources Affiliates had a contractual obligation to produce and sell to TXU a minimum quantity of renewable energy credits each year and that the NextEra Energy Resources Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million.  The NextEra Energy Resources Affiliates filed their answer and counterclaim in November 2004, denying the allegations.  The counterclaim, as amended, asserted claims for conversion, breach of fiduciary duty, breach of warranty, conspiracy, breach of contract and fraud and sought termination of the contract and damages.  Following a jury trial in June 2007, among other findings, both TXU and the NextEra Energy Resources Affiliates were found to have breached the contract.  In August 2008, the judge issued a final judgment pursuant to which the contract is not terminated and neither party will recover any damages.  In November 2008, TXU appealed the final judgment to the Fifth District Court of Appeals in Dallas, Texas.

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

Regulatory Proceedings - In February 2008, a fault occurred at an FPL substation causing a system loss of about 3,400 mw of generating capacity, which left approximately 596,000 FPL customers without power.  Power was restored to approximately two-thirds of affected customers within one hour and all customers were restored within three hours.  FPL's investigation into the root cause of the problem determined the fault occurred as a result of human error.  In March 2008, the Florida Reliability Coordinating Council (FRCC) initiated an investigation of the event and the FERC opened a nonpublic formal investigation to determine whether the event involved any violations of mandatory reliability standards.  The North American Electric Reliability Corporation (NERC) is participating in both investigations.  In November 2008, the FRCC's event analysis team issued its final report on the outage, which did not identify any potential violations of NERC reliability standards by FPL.  Following a period of fact finding and written correspondence by and between FPL and the FERC enforcement staff, FPL and the FERC staff have been engaged in discussions to determine whether the investigation can be resolved by settlement. FPL believes that, absent settlement, the FERC staff will pursue formal enforcement proceedings in which FPL expects the FERC may assert up to 25 or more violations of the reliability standards.  The statutory penalty for any violation of a reliability standard is up to $1 million per day.  FPL believes that, in any such enforcement proceeding, the FERC may assert that some of the alleged violations have continued from January 1, 2008, or earlier.

In March 2009, FPL filed a petition with the FPSC requesting, among other things, a permanent increase in base rates and charges effective January 2010 and an additional permanent base rate increase effective January 2011.  To address the addition of FPL's West County Energy Center Unit No. 3 and any subsequent power plant additions, FPL is also requesting FPSC approval to continue the Generation Base Rate Adjustment (GBRA) mechanism previously approved by the FPSC as part of the stipulation and settlement agreement regarding FPL's 2005 base rate case.  If approved, the requested permanent base rate increases would increase annual retail base revenues year-over-year by approximately $1 billion in 2010 and an additional $250 million in 2011.  FPL's requested increases are based on a regulatory return on common equity of 12.5% and exclude amounts associated with the proposed extension of the GBRA mechanism and certain proposed cost recovery clause adjustments.  Hearings on this base rate proceeding are expected during the third quarter of 2009 and a final decision is expected by the end of 2009.  The final decision may approve rates and other terms that are different from those that FPL has requested.  The 2005 rate agreement and its provisions will terminate on the date new retail base rates become effective pursuant to an FPSC order.

In addition to the legal and regulatory proceedings discussed above, FPL Group and its subsidiaries, including FPL, are involved in other legal and regulatory proceedings, actions and claims in the ordinary course of their businesses.  Generating plants in which FPL Group or FPL have an ownership interest are also involved in legal and regulatory proceedings, actions and claims, the liabilities from which, if any, would be shared by FPL Group or FPL.  In the event that FPL Group and FPL, or their affiliates, do not prevail in these legal and regulatory proceedings, actions and claims, there may be a material adverse effect on their financial statements.  While management is unable to predict with certainty the outcome of these legal and regulatory proceedings, actions and claims, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of FPL Group or FPL.

10.  Segment Information

FPL Group's reportable segments include FPL, a rate-regulated utility, and NextEra Energy Resources, a competitive energy business.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  FPL Group's segment information is as follows:

	Three Months Ended March 31,
	2009				2008
	FPL	NextEra Energy Resources (a)	Corporate & Other	FPL Group Consoli- dated	FPL	NextEra Energy Resources (a)	Corporate & Other	FPL Group Consoli- dated
				(millions)

Operating revenues	$2,573	$1,089	$43	$3,705	$2,534	$853	$47	$3,434
Operating expenses	$2,311	$766	$45	$3,122	$2,290	$657	$44	$2,991
Net income (loss) (b)	$127	$252	$(15)	$364	$108	$164	$(23)	$249

	March 31, 2009				December 31, 2008
	FPL	NextEra Energy Resources	Corporate & Other	FPL Group Consoli- dated	FPL	NextEra Energy Resources	Corporate & Other	FPL Group Consoli- dated
				(millions)

Total assets	$26,337	$17,649	$1,318	$45,304	$26,175	$17,157	$1,489	$44,821
——————————
(a)
NextEra Energy Resources' interest expense is based on a deemed capital structure of 50% debt for operating projects and 100% debt for projects under construction.  For these purposes, the deferred credit associated with differential membership interests sold by a NextEra Energy Resources subsidiary in 2007 is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)	See Note 4 for a discussion of NextEra Energy Resources' tax benefits related to PTCs that were recognized based on its tax sharing agreement with FPL Group.

11.  Summarized Financial Information of FPL Group Capital

FPL Group Capital, a 100% owned subsidiary of FPL Group, provides funding for and holds ownership interests in FPL Group's operating subsidiaries other than FPL.  Most of FPL Group Capital's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by FPL Group.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended March 31,
	2009				2008
	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guarantor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
				(millions)

Operating revenues	$-	$1,135	$2,570	$3,705	$-	$902	$2,532	$3,434
Operating expenses	-	(813)	(2,309)	(3,122)	-	(703)	(2,288)	(2,991)
Interest expense	(4)	(134)	(73)	(211)	(5)	(112)	(82)	(199)
Other income (deductions) – net	373	(9)	(353)	11	256	33	(254)	35
Income (loss) before income taxes	369	179	(165)	383	251	120	(92)	279
Income tax expense (benefit)	5	(57)	71	19	2	(27)	55	30
Net income (loss)	$364	$236	$(236)	$364	$249	$147	$(147)	$249
——————————
(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	March 31, 2009				December 31, 2008
	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric utility plant in service and other property	$2	$17,100	$29,362	$46,464	$2	$16,554	$28,972	$45,528
Less accumulated depreciation and amortization	-	(3,102)	(10,309)	(13,411)	-	(2,928)	(10,189)	(13,117)
Total property, plant and equipment – net	2	13,998	19,053	33,053	2	13,626	18,783	32,411
CURRENT ASSETS
Cash and cash equivalents	-	179	97	276	-	414	121	535
Receivables	295	755	558	1,608	339	948	420	1,707
Other	23	1,155	2,092	3,270	19	1,016	2,115	3,150
Total current assets	318	2,089	2,747	5,154	358	2,378	2,656	5,392
OTHER ASSETS
Investment in subsidiaries	11,836	-	(11,836)	-	11,511	-	(11,511)	-
Other	486	2,875	3,736	7,097	251	2,695	4,072	7,018
Total other assets	12,322	2,875	(8,100)	7,097	11,762	2,695	(7,439)	7,018
TOTAL ASSETS	$12,642	$18,962	$13,700	$45,304	$12,122	$18,699	$14,000	$44,821

CAPITALIZATION
Common shareholders' equity	$11,999	$3,819	$(3,819)	$11,999	$11,681	$3,422	$(3,422)	$11,681
Long-term debt	-	9,310	5,789	15,099	-	8,522	5,311	13,833
Total capitalization	11,999	13,129	1,970	27,098	11,681	11,944	1,889	25,514
CURRENT LIABILITIES
Debt due within one year	-	1,214	726	1,940	-	2,217	1,036	3,253
Accounts payable	4	476	578	1,058	-	421	641	1,062
Other	223	1,138	2,284	3,645	265	887	2,222	3,374
Total current liabilities	227	2,828	3,588	6,643	265	3,525	3,899	7,689
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	-	548	1,766	2,314	-	539	1,744	2,283
Accumulated deferred income taxes	48	951	3,217	4,216	(78)	1,153	3,156	4,231
Regulatory liabilities	-	-	2,811	2,811	-	-	2,880	2,880
Other	368	1,506	348	2,222	254	1,538	432	2,224
Total other liabilities and deferred credits	416	3,005	8,142	11,563	176	3,230	8,212	11,618
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$12,642	$18,962	$13,700	$45,304	$12,122	$18,699	$14,000	$44,821
——————————
(a)	Represents FPL and consolidating adjustments.

FPL GROUP, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31,
	2009				2008
	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated	FPL Group (Guaran- tor)	FPL Group Capital	Other(a)	FPL Group Consoli- dated
				(millions)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$234	$379	$430	$1,043	$184	$346	$787	$1,317

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power investments and nuclear fuel purchases	-	(458)	(618)	(1,076)	-	(560)	(634)	(1,194)
Sale of independent power investments	-	5	-	5	-	-	-	-
Other – net	(85)	(14)	74	(25)	(14)	47	(27)	6
Net cash used in investing activities	(85)	(467)	(544)	(1,096)	(14)	(513)	(661)	(1,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	-	1,014	494	1,508	-	510	589	1,099
Retirements of long-term debt	-	(339)	(20)	(359)	-	(569)	(24)	(593)
Net change in short-term debt	-	(907)	(313)	(1,220)	-	328	(502)	(174)
Issuances of common stock	49	-	-	49	8	-	-	8
Dividends on common stock	(191)	-	-	(191)	(178)	-	-	(178)
Other – net	(7)	85	(71)	7	-	(177)	199	22
Net cash provided by (used in) financing activities	(149)	(147)	90	(206)	(170)	92	262	184

Net increase (decrease) in cash and cash equivalents	-	(235)	(24)	(259)	-	(75)	388	313
Cash and cash equivalents at beginning of period	-	414	121	535	-	227	63	290
Cash and cash equivalents at end of period	$-	$179	$97	$276	$-	$152	$451	$603
——————————
(a)	Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2008 Form 10-K for FPL Group and FPL.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year period.

Results of Operations

FPL Group and NextEra Energy Resources segregate into two categories unrealized mark-to-market gains and losses on energy derivative transactions which are used to manage commodity price risk.  The first category, referred to as trading activities, represents the net unrealized effect of actively traded positions entered into to take advantage of market price movements and to optimize the value of generation assets and related contracts.  The second category, referred to as non-qualifying hedges, represents the net unrealized effect of derivative transactions entered into as economic hedges but which do not qualify for hedge accounting and the ineffective portion of transactions accounted for as cash flow hedges.  At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.

FPL Group's management uses earnings excluding certain items (adjusted earnings) internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as inputs in determining whether performance targets are met for performance-based compensation under FPL Group's employee incentive compensation plans.  FPL Group also uses adjusted earnings when communicating its earnings outlook to investors.  Adjusted earnings exclude the unrealized mark-to-market effect of non-qualifying hedges and other than temporary impairment (OTTI) losses on securities held in NextEra Energy Resources' nuclear decommissioning funds, net of the reversal of previously recognized OTTI losses on securities sold and losses on securities where price recovery was deemed unlikely (collectively, OTTI reversals).  FPL Group's management believes adjusted earnings provide a more meaningful representation of the company's fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with generally accepted accounting principles, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.  Adjusted earnings does not represent a substitute for net income, as prepared in accordance with generally accepted accounting principles.

In March 2009, FPL, certain subsidiaries of NextEra Energy Resources and certain nuclear plant joint owners signed a settlement agreement with the U.S. Government (settlement agreement) agreeing to dismiss with prejudice lawsuits filed against the U.S. Government seeking damages caused by the U.S. Department of Energy's failure to dispose of spent nuclear fuel from FPL's and NextEra Energy Resources' nuclear plants.  In connection with the settlement agreement, FPL Group established an approximately $153 million ($100 million for FPL) receivable from the U.S. Government and a liability to nuclear plant joint owners of $22 million ($5 million for FPL), which are included with other receivables and other current liabilities, respectively, in the condensed consolidated balance sheets at March 31, 2009.  In addition, FPL Group reduced its March 31, 2009 property, plant and equipment balances by $107 million ($83 million for FPL) and, for the three months ended March 31, 2009, reduced operating expenses by $15 million ($12 million for FPL) and increased operating revenues by $9 million.  The payments due from the U.S. Government under the settlement agreement increased FPL Group's net income for the three months ended March 31, 2009 by approximately $16 million ($9 million for FPL).  A substantial portion of the amount due from the U.S. Government is expected during the second quarter of 2009.  FPL and NextEra Energy Resources will continue to pay fees to the U.S. Government's nuclear waste fund.

Summary – Presented below is a summary of net income (loss) by reportable segment (see Note 10):

	Three Months Ended March 31,
	2009	2008
	(millions)

FPL	$127	$108
NextEra Energy Resources	252	164
Corporate and Other	(15)	(23)
FPL Group Consolidated	$364	$249

The increase in FPL's results for the three months ended March 31, 2009 reflects the settlement agreement, lower operations and maintenance (O&M) expenses and a higher equity component of AFUDC (AFUDC - equity) partly offset by lower retail customer usage.

NextEra Energy Resources' results for the three months ended March 31, 2009 reflect additional earnings from new investments, the foreign, state and convertible ITCs tax benefits (see Note 4), as well as the absence of an unplanned outage in 2008 at the Seabrook nuclear facility and the settlement agreement.  These additional earnings were partially offset by lower results in the remainder of the existing portfolio primarily due to Electric Reliability Council of Texas (ERCOT) market conditions, a refueling outage at the Duane Arnold nuclear site and lower wind generation primarily due to a particularly strong wind resource in the prior quarter.  In addition, interest expense and administrative and general expenses were higher to support growth of the business.  FPL Group's and NextEra Energy Resources' net income for the three months ended March 31, 2009 reflects net unrealized after-tax gains from non-qualifying hedges of $30 million while in the prior period net income reflects net unrealized after-tax losses from such hedges of $52 million.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains/losses as the underlying transactions are realized.  As a general rule, a gain (loss) in the non-qualifying hedge category is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under generally accepted accounting principles.  For the three months ended March 31, 2009 and 2008, NextEra Energy Resources recorded $31 million and $4 million, respectively, of after-tax OTTI losses on securities held in NextEra Energy Resources' nuclear decommissioning funds.  For the three months ended March 31, 2009, NextEra Energy Resources had approximately $1 million of after-tax OTTI reversals; there were no such OTTI reversals for the three months ended March 31, 2008.

The improvement in results for Corporate and Other in 2009 is primarily due to additional interest income.

FPL – FPL's net income for the three months ended March 31, 2009 and 2008 was $127 million and $108 million, respectively, an increase of $19 million.  The increase reflects the settlement agreement, lower O&M expenses and higher AFUDC - equity partly offset by lower retail customer usage.

In March 2009, FPL filed a petition with the FPSC requesting, among other things, a permanent increase in base rates and charges effective January 2010 and an additional permanent base rate increase effective January 2011.  To address the addition of FPL's West County Energy Center Unit No. 3 and any subsequent power plant additions, FPL is also requesting FPSC approval to continue the GBRA mechanism previously approved by the FPSC as part of the stipulation and settlement agreement regarding FPL's 2005 base rate case.  If approved, the requested permanent base rate increases would increase annual retail base revenues year-over-year by approximately $1 billion in 2010 and an additional $250 million in 2011.  FPL's requested increases are based on a regulatory return on common equity of 12.5% and exclude amounts associated with the proposed extension of the GBRA mechanism and certain proposed cost recovery clause adjustments.  Hearings on this base rate proceeding are expected during the third quarter of 2009 and a final decision is expected by the end of 2009.  The final decision may approve rates and other terms that are different from those that FPL has requested.  The 2005 rate agreement and its provisions will terminate on the date new retail base rates become effective pursuant to an FPSC order.  FPL expects that retail base revenues will increase approximately $65 million in 2009 when retail base rates are changed pursuant to the GBRA mechanism to reflect the placement in service of West County Energy Center Unit Nos. 1 and 2, which is expected to occur by the third quarter of 2009 and fourth quarter of 2009, respectively.

FPL's operating revenues consisted of the following:

	Three Months Ended March 31,
	2009	2008
	(millions)

Retail base	$794	$822
Fuel cost recovery	1,325	1,331
Other cost recovery clauses and pass-through costs	404	333
Other, primarily pole attachment rentals, transmission and wholesale sales and customer-related fees	50	48
Total	$2,573	$2,534

For the three months ended March 31, 2009, a decrease in the average number of customers of 0.4% decreased retail base revenues by approximately $3 million while a 4.4% decrease in usage per retail customer, primarily reflecting factors other than weather conditions, decreased retail base revenues by approximately $25 million.  The decline FPL experienced in retail customer growth in the latter half of 2007 and throughout 2008 as well as a decline in non-weather related retail customer usage, which FPL believes is reflective of the economic slowdown and housing crisis that has affected the country and the state of Florida, has continued into 2009.  FPL is unable to predict if growth in customers and non-weather related customer usage will return to previous trends.  The decline in retail customer usage for the three months ended March 31, 2009 also reflects one less day of sales in 2009, as 2008 was a leap year.

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges do not significantly affect net income; however, underrecovery or overrecovery of such costs can significantly affect FPL Group's and FPL's operating cash flows.  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, as well as changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes, respectively, in the condensed consolidated statements of income.

FPL uses a risk management fuel procurement program which was approved by the FPSC at the program's inception.  The FPSC reviews the program activities and results for prudence on an annual basis as part of its annual review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements; any resulting gains or losses are passed through the fuel clause.  The current regulatory asset for the change in fair value of derivative instruments used in the fuel procurement program amounted to approximately $1,309 million and $1,109 million at March 31, 2009 and December 31, 2008, respectively.  The decrease in fuel revenues for the three months ended March 31, 2009 reflects approximately $58 million attributable to lower energy sales partly offset by approximately $52 million related to a higher average fuel factor.  The increase in revenues from other cost recovery clauses and pass-through costs is primarily due to additional revenues associated with the nuclear cost recovery rule.

The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended March 31,
	2009	2008
	(millions)

Fuel and energy charges during the period	$1,083	$1,236
Net collection of previously deferred retail fuel costs	254	104
Other, primarily capacity charges net of any capacity deferral	132	117
Total	$1,469	$1,457

The decrease in fuel and energy charges for the three months ended March 31, 2009 reflects lower fuel and energy prices of approximately $104 million and $49 million attributable to lower energy sales.  At March 31, 2009, approximately $1 million of retail fuel costs were deferred pending collection from retail customers in a subsequent period.  The decrease from December 31, 2008 to March 31, 2009 in deferred clause and franchise expenses and the increase in deferred clause and franchise revenues (current and noncurrent, collectively) on FPL Group's and FPL's condensed consolidated balance sheets totaled approximately $266 million and positively affected FPL Group's and FPL's cash flows from operating activities for the three months ended March 31, 2009.

FPL's O&M expenses decreased $38 million for the three months ended March 31, 2009 reflecting lower nuclear, fossil generation and distribution costs of approximately $20 million, $12 million and $12 million, respectively.  The decline in nuclear costs reflects a reimbursement of costs expected under the terms of the settlement agreement, as well as lower costs related to plant improvement initiatives and refueling and maintenance outages.  The decline in fossil generation costs is primarily due to differences in the timing of plant overhauls which are expected to occur later this year.  The decline in distribution costs reflects lower support costs and the timing of work activities.  Other changes in O&M expenses were primarily driven by pass-through costs which did not significantly affect net income.  Management expects O&M expenses in 2009 to exceed the 2008 level, primarily due to the absence of an environmental insurance policy termination which occurred in the fourth quarter of 2008, as well as higher expected nuclear, fossil generation, transmission, customer service, information management and other support costs and employee benefit costs.

Depreciation and amortization expense for the three months ended March 31, 2009 increased $36 million, reflecting the amortization of approximately $32 million of pre-construction costs associated with FPL's planned nuclear units recovered under the nuclear cost recovery rule and higher depreciation on transmission and distribution facilities (collectively, approximately $6 million) offset by a reduction in depreciation due to the settlement agreement.

The decline in interest expense for the three months ended March 31, 2009 is primarily due to a decline in average interest rates of approximately 62 basis points, partly offset by higher average debt balances.  The decline in interest expense also reflects a higher debt component of AFUDC.  The increase in AFUDC – equity for the three months ended March 31, 2009 is primarily attributable to additional AFUDC – equity on three natural gas-fired combined-cycle units of approximately 1,220 mw each at FPL's West County Energy Center in western Palm Beach County, Florida.

FPL is currently constructing the three natural gas-fired combined-cycle units at its West County Energy Center, which units are expected to be placed in service by the third quarter of 2009, fourth quarter of 2009 and mid-2011, respectively.  In addition, FPL is in the process of adding approximately 400 mw of baseload capacity at its existing nuclear units at St. Lucie and Turkey Point, which additional capacity is projected to be placed in service by the end of 2012.  In 2008, the FPSC approved FPL's plan to modernize its Cape Canaveral and Riviera power plants to high-efficiency natural gas-fired units.  Each modernized plant is expected to provide approximately 1,200 mw of capacity and be placed in service by 2013 and 2014, respectively.  Siting Board approval is pending and a decision is expected in early 2010.  In April 2009, FPL filed a need petition with the FPSC for an approximately 300-mile underground natural gas pipeline in Florida, which is projected to be in service in 2014.  If approved, the pipeline would supply natural gas to the Cape Canaveral and Riviera power plants once they are modernized.  An FPSC decision is expected in July 2009.  The pipeline requires additional approvals from, among others, the Siting Board.

In 2008, the FPSC approved FPL's need petition for two additional nuclear units at its Turkey Point site with projected in-service dates between 2018 and 2020, which units are expected in the aggregate to add between 2,200 mw and 3,040 mw of baseload capacity.  Additional approvals from other regulatory agencies will be required later in the process.  In 2009, FPL began recovering, under the capacity clause in accordance with the FPSC's nuclear cost recovery rule, pre-construction costs associated with FPL's planned nuclear units and carrying charges (equal to the pretax AFUDC rate) on construction costs associated with the addition of approximately 400 mw of baseload capacity.  Substantially all of these costs are subject to a prudence review by the FPSC.  The same rule provides for the recovery of construction costs, once the new capacity goes into service, through a base rate increase.

NextEra Energy Resources – NextEra Energy Resources' net income for the three months ended March 31, 2009 and 2008 was $252 million and $164 million, respectively, an increase of $88 million.  The primary drivers, on an after-tax basis, of this increase were as follows:

Increase (Decrease)
Three Months Ended March 31, 2009
(millions)

New investments (a)	$58
Existing assets (a)	(31)
Full energy and capacity requirements services and trading	(6)
Asset sale	3
Interest expense, differential membership costs and other	8
Change in unrealized mark-to-market non-qualifying hedge activity (b)	82
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals	(26)
Net income increase	$88
——————————
(a)
Includes PTCs and ITCs on wind projects and ITCs on solar projects as well as tax benefits under the Recovery Act (see Note 4) but does not include allocation of interest expense or corporate general and administrative expenses.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	See Note 2 and discussion above related to derivative instruments.

The increase in NextEra Energy Resources' results from new investments reflects the addition of over 1,300 mw of wind generation during or after the first quarter of 2008 and the state and convertible ITCs tax benefits (see Note 4).  Results from NextEra Energy Resources' existing asset portfolio decreased primarily due to unfavorable market conditions in the ERCOT region, a refueling outage at the Duane Arnold nuclear facility and lower wind generation primarily due to a particularly strong wind resource in the prior quarter.  These decreased results from the existing asset portfolio were partially offset by the absence of an unplanned outage in 2008 at the Seabrook nuclear facility, favorable commodity margins from NextEra Energy Resources' retail energy provider and the settlement agreement.

NextEra Energy Resources' first quarter 2009 financial results reflect lower gains from its full energy and capacity requirements services and trading activities.  Full energy and capacity requirements services include load-following services, which require the supplier of energy to vary the quantity delivered based on the load demand needs of the customer, as well as various ancillary services.

The asset sale represents the sale of wind development rights in 2009.  The increase in interest expense, differential membership costs and other reflects the foreign tax benefit (see Note 4), partially offset by higher interest expense and corporate general and administrative costs due to growth of the business.

For the three months ended March 31, 2009, NextEra Energy Resources recorded after-tax net unrealized mark-to-market gains from non-qualifying hedges of approximately $30 million while in the prior period NextEra Energy Resources recorded $52 million of after-tax losses from such hedges.  The change in unrealized mark-to-market activity is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.  For the three months ended March 31, 2009 and 2008, NextEra Energy Resources recorded $31 million and $4 million, respectively, of after-tax OTTI losses on securities held in NextEra Energy Resources' nuclear decommissioning funds.  For the three months ended March 31, 2009, NextEra Energy Resources had approximately $1 million of after-tax OTTI reversals; there were no such OTTI reversals for the three months ended March 31, 2008.

Operating revenues for the three months ended March 31, 2009 increased $236 million primarily due to gains of $90 million on unrealized mark-to-market non-qualifying hedge activity during the three months ended March 31, 2009 compared to losses on such hedges of $205 million in the prior period.  Excluding this mark-to-market activity, operating revenues decreased due to unfavorable market conditions in the ERCOT region, a refueling outage at the Duane Arnold nuclear facility and lower wind generation partially offset by higher revenues in the New England Power Pool region.

Operating expenses for the three months ended March 31, 2009 increased $109 million, reflecting $39 million of unrealized mark-to-market losses from non-qualifying hedges compared to $124 million of gains on such hedges in the prior period.  Excluding these mark-to-market changes which are reflected in fuel, purchased power and interchange expense in FPL Group's condensed consolidated statements of income, operating expenses decreased primarily due to lower fuel costs partly offset by project additions and higher corporate general and administrative expenses to support the growth in NextEra Energy Resources' business.

Equity in earnings of equity method investees for the three months ended March 31, 2009 decreased $7 million due to the absence of certain favorable contractual provisions which benefited the prior quarter at a project in the PJM Interconnection, L.L.C. region.  NextEra Energy Resources' interest expense for the three months ended March 31, 2009 increased $15 million reflecting higher average debt balances to support growth in the business, partly offset by lower average interest rates of approximately 56 basis points.

FPL Group's effective income tax rate for the three months ended March 31, 2009 and 2008 reflects PTCs for wind projects at NextEra Energy Resources.  PTCs can significantly affect FPL Group's effective income tax rate depending on the amount of pretax income and wind generation.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes, and amounted to approximately $72 million and $67 million for the three months ended March 31, 2009 and 2008, respectively.  In addition, FPL Group's effective income tax rate for the three months ended March 31, 2009 was affected by the foreign, state and convertible ITCs tax benefits.  See Note 4.

NextEra Energy Resources expects its future portfolio capacity growth to come primarily from wind and solar development and from asset acquisitions.  NextEra Energy Resources plans to add a total of 7,000 mw to 9,000 mw of new wind generation over the 2008 to 2012 period, of which approximately 1,300 mw were added in 2008.  NextEra Energy Resources expects to add over 1,000 mw in 2009, of which approximately 800 mw are either under construction or have obtained applicable internal approvals for construction.  In addition, NextEra Energy Resources intends to pursue opportunities for new solar generating facilities.  The wind and solar expansions are subject to, among other things, continued public policy support, which includes, but is not limited to, support for the construction and availability of sufficient transmission facilities and capacity, and access to reasonable capital and credit markets.

Corporate and Other – Corporate and Other is primarily comprised of interest expense, the operating results of FPL FiberNet and other business activities as well as corporate interest income and expenses.  Corporate and Other allocates interest expense to NextEra Energy Resources based on a deemed capital structure at NextEra Energy Resources of 50% debt for operating projects and 100% debt for projects under construction.  For these purposes, the deferred credit associated with differential membership interests sold by a NextEra Energy Resources subsidiary in 2007 is included with debt.  Each subsidiary's income taxes are calculated based on the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or detriments are recorded at Corporate and Other.  The major components of Corporate and Other's results, on an after-tax basis, are as follows:

	Three Months Ended March 31,
	2009	2008
	(millions)

Interest expense, net of allocations to NextEra Energy Resources	$(27)	$(24)
Interest income	13	1
Other	(1)	-
Net loss	$(15)	$(23)

The increase in interest expense for the three months ended March 31, 2009 reflects additional debt outstanding partly offset by lower average interest rates of approximately 143 basis points.  The increase in interest income reflects additional earnings on energy-related loans made to a third party by an FPL Group Capital subsidiary, as well as interest recorded on unrecognized tax benefits.  Other includes all other corporate income and expenses, as well as other business activities.

Liquidity and Capital Resources

FPL Group and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for working capital, capital expenditures, investments in or acquisitions of assets and businesses, to pay maturing debt obligations and, from time to time, to redeem or repurchase outstanding debt or equity securities.  It is anticipated that these requirements will be satisfied through a combination of internally generated funds, borrowings, and the issuance, from time to time, of debt and equity securities, consistent with FPL Group's and FPL's objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  FPL Group, FPL and FPL Group Capital access the credit and capital markets as significant sources of liquidity for capital requirements that are not satisfied by operating cash flows.  The inability of FPL Group, FPL and FPL Group Capital to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

The global and domestic credit and capital markets have experienced unprecedented levels of volatility and disruption.  This has significantly affected the cost and available sources of liquidity in the financial markets.  FPL and FPL Group Capital have continued to have access to commercial paper and short- and long-term credit and capital markets.  If capital and credit market conditions change, this could alter spending plans at FPL and NextEra Energy Resources.

Available Liquidity – At March 31, 2009, FPL Group's total net available liquidity was approximately $5.3 billion, of which FPL's portion was approximately $1.7 billion.  The components of each company's net available liquidity at March 31, 2009 were as follows:

				Maturity Date
	FPL	FPL Group Capital	FPL Group Consoli- dated	FPL	FPL Group Capital
		(millions)

Bank revolving lines of credit (a)	$2,500	$4,000	$6,500	(b)	(b)
Less letters of credit	(656)	(419)	(1,075)
	1,844	3,581	5,425

Revolving term loan facility	250	-	250	2011
Less borrowings	-	-	-
	250	-	250

Subtotal	2,094	3,581	5,675

Cash and cash equivalents	96	180	276
Less commercial paper and short-term notes payable	(461)	(185)	(646)

Net available liquidity	$1,729	$3,576	$5,305
——————————
(a)
Provide for the issuance of letters of credit up to $6.5 billion ($2.5 billion for FPL) and are available to support FPL's and FPL Group Capital's commercial paper programs and short-term borrowings and to provide additional liquidity in the event of a loss to the companies' or their subsidiaries' operating facilities (including, in the case of FPL, a transmission and distribution property loss), as well as for general corporate purposes.  FPL's bank revolving lines of credit are also available to support the purchase of $633 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bond holders and not remarketed prior to maturity.  FPL's and FPL Group Capital's bank revolving lines of credit include commitments of approximately $27 million and $83 million, respectively, from Lehman Brothers Bank, FSB (Lehman).  In September 2008, Lehman's parent, Lehman Brothers Holdings Inc., filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  As of late January 2009, Lehman must receive a notice of non-objection from the Office of Thrift Supervision before funding any commercial loan commitment, including this commitment.

(b)
$17 million of FPL's and $40 million of FPL Group Capital's bank revolving lines of credit expire in 2012.  The remaining portion of bank revolving lines of credit for FPL and FPL Group Capital expire in 2013.

As of May 5, 2009, 38 banks participate in FPL's and FPL Group Capital's credit facilities, with no one bank providing more than 8% of the total in either credit facility.  In order for FPL Group Capital to borrow under the terms of its credit facility, FPL Group (which guarantees the payment of FPL Group Capital's credit facility pursuant to a 1998 guarantee agreement) is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL Group Capital credit facility also contains default and related acceleration provisions relating to, among other things, failure of FPL Group to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  Similarly, in order for FPL to borrow under the terms of its credit facility and revolving term loan facility, FPL is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL credit facility and revolving term loan facility also contain default and related acceleration provisions relating to, among other things, failure of FPL to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  At March 31, 2009, each of FPL Group and FPL was in compliance with its respective required ratio.

In January 2009, FPL Group entered into an agreement under which FPL Group may offer and sell, from time to time, FPL Group common stock having a gross sales price of up to $400 million.  As of May 5, 2009, FPL Group had received proceeds of approximately $40 million through the issuance of common stock under this agreement consisting of 760,000 shares at an average price of $52.10 per share.

At March 31, 2009, FPL had the capacity to absorb up to approximately $192 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC.  Also, an indirect wholly-owned subsidiary of NextEra Energy Resources has established a $100 million letter of credit facility which expires in 2017 and serves as security for certain obligations under commodity hedge agreements entered into by the subsidiary.

Guarantees and Letters of Credit – FPL Group and FPL obtain letters of credit and issue guarantees to facilitate commercial transactions with third parties and financings.  At March 31, 2009, FPL Group had standby letters of credit of approximately $1.4 billion ($671 million for FPL) and approximately $9.4 billion notional amount of guarantees ($648 million for FPL), of which approximately $7.8 billion ($681 million for FPL) have expirations within the next five years.  An aggregate of approximately $1.1 billion of the standby letters of credit at March 31, 2009 were issued under FPL's and FPL Group Capital's credit facilities.  See Available Liquidity above.  Letters of credit and guarantees support the buying and selling of wholesale energy commodities, debt and related reserves, nuclear activities, capital expenditures for wind development, the commercial paper program of FPL's consolidated VIE from which it leases nuclear fuel and other contractual agreements.  Each of FPL Group and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit and guarantees.  At March 31, 2009, FPL Group and FPL accordingly did not have any liabilities recorded for these letters of credit and guarantees.  In addition, FPL Group has guaranteed certain payment obligations of FPL Group Capital, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees, and FPL Group Capital has guaranteed certain debt and other obligations of NextEra Energy Resources and its subsidiaries.  See Note 9 – Commitments.

Certain subsidiaries of NextEra Energy Resources have contracts that require certain projects to meet annual minimum generation amounts.  Failure to meet the annual minimum generation amounts would result in the NextEra Energy Resources subsidiary becoming liable for liquidated damages.  Based on past performance of these and similar projects and current forward prices, management believes that it is unlikely to experience a material exposure as a result of these liquidated damages' provisions.

Shelf Registration – In September 2006, FPL Group, FPL Group Capital, FPL and certain affiliated trusts filed a shelf registration statement with the SEC for an unspecified amount of securities.  The amount of securities issuable by the companies is established from time to time by their respective board of directors.  As of May 5, 2009, securities that may be issued under the registration statement, as subsequently amended, which became effective upon filing, include, depending on the registrant, senior debt securities, subordinated debt securities, first mortgage bonds, preferred trust securities, common stock, stock purchase contracts, stock purchase units, preferred stock and guarantees related to certain of those securities.  As of May 5, 2009, FPL Group and FPL Group Capital had $2.6 billion (issuable by either or both of them up to such aggregate amount) of board-authorized available capacity, and FPL had $1.0 billion of board-authorized available capacity.

Cash Flow – The changes in cash and cash equivalents are summarized as follows:

	FPL Group		FPL
	Three Months Ended March 31,
	2009	2008	2009	2008
		(millions)

Net cash provided by operating activities	$1,043	$1,317	$630	$1,014
Net cash used in investing activities	(1,096)	(1,188)	(626)	(658)
Net cash provided by (used in) financing activities	(206)	184	(28)	32
Net increase (decrease) in cash and cash equivalents	$(259)	$313	$(24)	$388

FPL Group's cash and cash equivalents decreased for the three months ended March 31, 2009 reflecting capital investments by FPL and NextEra Energy Resources, a net decrease in short-term debt, principal repayments of long-term debt and common stock dividends.  These outflows were partially offset by the receipt of cash from the net issuance of long-term debt and the recovery of fuel costs.

FPL Group's cash flows from operating activities for the three months ended March 31, 2009 reflect cash generated by net income, the recovery by FPL of fuel costs for prior period deferrals, a decrease of customer receivables and fuel inventory at both FPL and NextEra Energy Resources, payment of margin cash collateral to NextEra Energy Resources' counterparties due to changing energy prices and a decrease of accounts payable and other current liabilities at both FPL and NextEra Energy Resources.  The decrease in fuel inventory and accounts payable at FPL is primarily the result of lower fuel prices in the first quarter of 2009.

FPL Group's cash flows from investing activities for the three months ended March 31, 2009 reflect capital investments, including nuclear fuel purchases, of approximately $618 million by FPL to expand and enhance its electric system and generating facilities to continue to provide reliable service to meet the power needs of present and future customers and investments in independent power projects of approximately $449 million.  FPL Group's cash flows from investing activities also include amounts related to the purchase and sale of restricted securities held in the special use funds, including the reinvestment of fund earnings and new contributions by NextEra Energy Resources, as well as other investment activity, primarily at FPL Group Capital.

FPL Group's cash flow from financing activities primarily reflect the net decrease in short-term debt of $1.2 billion (comprised of $908 million and $312 million at FPL Group Capital and FPL, respectively), the FPL Group Capital principal prepayment of $110 million on a term loan, $198 million for principal repayments on NextEra Energy Resources subsidiary debt, and $191 million for the payment of common stock dividends to FPL Group shareholders.  These outflows were partially offset by $49 million in proceeds from the issuance of common stock, primarily under FPL Group's continuous offering agreement (see Available Liquidity above) and the following long-term debt issuances and borrowings:

Date Issued	Company	Debt Issued	Interest Rate	Principal Amount	Maturity Date
				(millions)

January 2009	NextEra Energy Resources subsidiary	Canadian dollar denominated limited-recourse senior secured term loan	Variable	$76	2023	(a)
January 2009	FPL Group Capital	Term loan	Variable	72	2011
March 2009	FPL Group Capital	Debentures	6.00%	500	2019
March 2009	FPL	First mortgage bonds	5.96%	500	2039
March 2009	FPL Group Capital	Junior subordinated debentures	8.75%	375	2069
March 2009	NextEra Energy Resources subsidiary	Limited-recourse senior secured notes	Variable	22	2016	(b)
				$1,545
——————————
(a)
Proceeds from this loan were used to repay a portion of the NextEra Energy Resources subsidiary's Canadian dollar denominated variable rate term loan maturing in 2011.   In March 2009, the remaining balance of the term loan maturing in 2011 was paid off.

(b)	Partially amortizing with a balloon payment at maturity.

During the first quarter of 2009 two indirect wholly-owned subsidiaries of NextEra Energy Resources entered into interest rate swap agreements.  See Energy Marketing and Trading and Market Risk Sensitivity - Market Risk Sensitivity.

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

New Accounting Rules and Interpretations

Accounting for Certain Investments in Debt and Equity Securities - In April 2009, the FASB issued FASB Staff Position (FSP) FAS 115-2 "Recognition and Presentation of Other-Than-Temporary Impairments," which amends existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements.  FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009.  FPL Group and FPL are currently evaluating the impact of FSP FAS 115-2.

Accumulated Other Comprehensive Income (Loss)

FPL Group's total other comprehensive income (loss) activity is as follows:

	Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,
	2009				2008
	(millions)
	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits	Other	Total	Net Unrealized Gains (Losses) On Cash Flow Hedges	Pension and Other Benefits	Other	Total

Balances at December 31 of prior year	$5	$(25)	$7	$(13)	$(81)	$143	$54	$116
Net unrealized gains (losses) on commodity cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $61 tax expense and $64 tax benefit, respectively)	90	-	-	90	(95)	-	-	(95)
Reclassification from AOCI to net income (net of $8 tax benefit and $9 tax expense, respectively)	(13)	-	-	(13)	14	-	-	14
Net unrealized gains (losses) on interest rate cash flow hedges:
Effective portion of net unrealized losses (net of $2 and $11 tax benefit, respectively)	(3)	-	-	(3)	(19)	-	-	(19)
Reclassification from AOCI to net income (net of $3 tax expense and $0.2 tax benefit, respectively)	6	-	-	6	(1)	-	-	(1)
Net unrealized gains (losses) on available for sale securities (net of $2 and $14 tax benefit, respectively)	-	-	(2)	(2)	-	-	(21)	(21)
Reclassification from AOCI to retained earnings	-	-	-	-	-	-	(1)	(1)
Defined benefit pension and other benefits plans (net of $1 and $2 tax benefit, respectively)	-	(1)	-	(1)	-	(3)	-	(3)
Net unrealized loss on foreign currency translation (net of $1 tax benefit)	-	-	(3)	(3)	-	-	-	-
Balances at March 31	$85	$(26)	$2	$61	$(182)	$140	$32	$(10)

Energy Marketing and Trading and Market Risk Sensitivity

Energy Marketing and Trading – Certain of FPL Group's subsidiaries, including FPL and NextEra Energy Resources, use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity.  In addition, FPL Group, through NextEra Energy Resources, uses derivatives to optimize the value of power generation assets.  NextEra Energy Resources provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in energy trading activities to take advantage of expected future favorable price movements.

Derivative instruments, when required to be marked to market, are recorded on FPL Group's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  For FPL Group's non-rate regulated operations, predominantly NextEra Energy Resources, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in FPL Group's condensed consolidated statements of income unless hedge accounting is applied.  See Note 2.

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2009 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total
	(millions)
Fair value of contracts outstanding at December 31, 2008	$56	$143	$114	$(1,108)	$(795)
Reclassification to realized at settlement of contracts	5	(55)	(24)	309	235
Effective portion of changes in fair value recorded in OCI	-	-	152	-	152
Ineffective portion of changes in fair value recorded in earnings	-	10	-	-	10
Changes in fair value excluding reclassification to realized	44	96	-	(527)	(387)
Fair value of contracts outstanding at March 31, 2009	105	194	242	(1,326)	(785)
Net option premium payments (receipts)	(57)	18	-	-	(39)
Net margin cash collateral paid					166
Total mark-to-market energy contract net assets (liabilities) at March 31, 2009	$48	$212	$242	$(1,326)	$(658)

FPL Group's total mark-to-market energy contract net assets (liabilities) at March 31, 2009 shown above are included in the condensed consolidated balance sheet as follows:

March 31, 2009
(millions)

Current derivative assets	$641
Noncurrent other assets	348
Current derivative liabilities	(1,504)
Noncurrent derivative liabilities	(143)
FPL Group's total mark-to-market energy contract net assets (liabilities)	$(658)

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2009 were as follows:

	Maturity
	2009	2010	2011	2012	2013	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(137)	$(157)	$(5)	$(17)	$(6)	$-	$(322)
Significant other observable inputs	70	9	(2)	6	-	-	83
Significant unobservable inputs	209	98	27	3	7	-	344
Total	142	(50)	20	(8)	1	-	105

Owned Assets – Non-Qualifying:
Quoted prices in active markets for identical assets	29	33	(14)	(3)	-	-	45
Significant other observable inputs	(7)	2	6	(9)	(12)	(22)	(42)
Significant unobservable inputs	106	64	12	2	3	4	191
Total	128	99	4	(10)	(9)	(18)	194

Owned Assets – OCI:
Quoted prices in active markets for identical assets	6	28	22	4	-	-	60
Significant other observable inputs	125	59	2	(4)	-	-	182
Significant unobservable inputs	-	-	-	-	-	-	-
Total	131	87	24	-	-	-	242

Owned Assets – FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	-	-	-	-	-	-	-
Significant other observable inputs	(1,299)	(32)	-	-	-	-	(1,331)
Significant unobservable inputs	-	3	2	-	-	-	5
Total	(1,299)	(29)	2	-	-	-	(1,326)

Total sources of fair value	$(898)	$107	$50	$(18)	$(8)	$(18)	$(785)

The changes in the fair value of FPL Group's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2008 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	FPL Group Total
	(millions)

Fair value of contracts outstanding at December 31, 2007	$2	$(138)	$(109)	$(119)	$(364)
Reclassification to realized at settlement of contracts	6	(45)	23	73	57
Effective portion of changes in fair value recorded in OCI	-	-	(159)	-	(159)
Ineffective portion of changes in fair value recorded in earnings	-	(9)	-	-	(9)
Changes in fair value excluding reclassification to realized	48	(32)	-	510	526
Fair value of contracts outstanding at March 31, 2008	56	(224)	(245)	464	51
Net option premium payments (receipts)	(21)	21	-	-	-
Net margin cash collateral received	-	-	-	(60)	(60)
Total mark-to-market energy contract net assets (liabilities) at March 31, 2008	$35	$(203)	$(245)	$404	$(9)

Market Risk Sensitivity – Financial instruments and positions affecting the financial statements of FPL Group and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates or equity prices over the next year.  In December 2008, FPL Group entered into a cross currency basis swap to hedge against currency movements with respect to both interest and principal payments on a loan; the fair value of the cross currency basis swap was not material at March 31, 2009.  Management has established risk management policies to monitor and manage market risks.  With respect to commodities, FPL Group's Exposure Management Committee (EMC), which is comprised of certain members of senior management, is responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC receives periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

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

Commodity price risk – FPL Group uses a value-at-risk (VaR) model to measure market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of March 31, 2009 and December 31, 2008, the VaR figures were as follows:

	Trading			Non-Qualifying Hedges and Hedges in OCI and FPL Cost Recovery Clauses (a)			Total
	FPL	NextEra Energy Resources	FPL Group	FPL	NextEra Energy Resources	FPL Group	FPL	NextEra Energy Resources	FPL Group
	(millions)

December 31, 2008	$-	$5	$5	$86	$54	$31	$86	$58	$30
March 31, 2009	$-	$6	$6	$61	$28	$31	$61	$38	$30

Average for the period ended March 31, 2009	$-	$7	$7	$66	$39	$25	$66	$42	$26
——————————
(a)
Non-qualifying hedges are employed to reduce the market risk exposure to physical assets or contracts which are not marked to market.  The VaR figures for the non-qualifying hedges and hedges in OCI and FPL cost recovery clauses category do not represent the economic exposure to commodity price movements.

Interest rate risk – FPL Group and FPL are exposed to risk resulting from changes in interest rates as a result of their respective issuances of debt, investments in special use funds and interest rate swaps.  FPL Group and FPL manage their respective interest rate exposure by monitoring current interest rates, entering into interest rate swaps and adjusting their variable rate debt in relation to total capitalization.

The following are estimates of the fair value of FPL Group's and FPL's financial instruments:

	March 31, 2009			December 31, 2008
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
		(millions)
FPL Group:
Fixed income securities:
Other current assets	$8	$8	(a)	$8	$8	(a)
Special use funds	$1,804	$1,804	(a)	$1,867	$1,867	(a)
Other investments	$93	$93	(a)	$97	$97	(a)
Long-term debt, including current maturities	$16,393	$15,997	(b)	$15,221	$15,152	(b)
Interest rate swaps – net unrealized loss	$(74)	$(74	)(c)	$(78)	$(78	)(c)

FPL:
Fixed income securities - special use funds	$1,506	$1,506	(a)	$1,510	$1,510	(a)
Long-term debt, including current maturities	$6,054	$6,099	(b)	$5,574	$5,652	(b)
——————————
(a)	Based on quoted market prices for these or similar issues.
(b)	Based on market prices provided by external sources.
(c)	Based on market prices modeled internally.

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

FPL Group and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to adjust and mitigate interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  At March 31, 2009, the estimated fair value for FPL Group's interest rate swaps was as follows:

Notional Amount	Effective Date	Maturity Date	Rate Paid	Rate Received		Estimated Fair Value
(millions)						(millions)

Fair value hedge – FPL Group Capital:
$300	June 2008	September 2011	Variable (a)	5.625%		$21

Cash flow hedges – NextEra Energy Resources:
$57	December 2003	December 2017	4.245%	Variable	(b)	(4)
$19	April 2004	December 2017	3.845%	Variable	(b)	(1)
$189	December 2005	November 2019	4.905%	Variable	(b)	(21)
$459	January 2007	January 2022	5.390%	Variable	(c)	(60)
$147	January 2008	September 2011	3.2050%	Variable	(b)	(5)
$373	January 2009	December 2016	2.680%	Variable	(b)	(4)
$124	January 2009(d)	December 2023	3.725%	Variable	(b)	-
$74	January 2009	December 2023	2.578%	Variable	(e)	-
$22	March 2009	December 2016	2.655%	Variable	(b)	-
$7	March 2009(d)	December 2023	3.960%	Variable	(b)	-
Total cash flow hedges						(95)
Total interest rate hedges						$(74)
——————————
(a)	Three-month LIBOR plus 1.18896%
(b)	Three-month LIBOR
(c)	Six-month LIBOR
(d)	Exchange of payments does not begin until December 2016.
(e)	Three-month Banker's Acceptance Rate

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of FPL Group's net liabilities would increase by approximately $758 million ($341 million for FPL) at March 31, 2009.

Equity price risk – Included in the nuclear decommissioning reserve funds of FPL Group are marketable equity securities carried at their market value of approximately $1,025 million and $1,080 million ($577 million and $648 million for FPL) at March 31, 2009 and December 31, 2008, respectively.  A hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $102 million ($58 million for FPL) reduction in fair value and corresponding adjustments to the related liability accounts based on current regulatory treatment for FPL, or adjustments to OCI for FPL Group's non-rate regulated operations, at March 31, 2009.

Credit risk – For all derivative and contractual transactions, FPL Group's energy marketing and trading operations, which includes FPL's energy marketing and trading division, are exposed to losses in the event of nonperformance by counterparties to these transactions.  Relevant considerations when assessing FPL Group's energy marketing and trading operations' credit risk exposure include:

•	Operations are primarily concentrated in the energy industry.

•
Trade receivables and other financial instruments are predominately with energy, utility and financial services related companies, as well as municipalities, cooperatives and other trading companies in the United States.

•	Overall credit risk is managed through established credit policies.

•
Prospective and existing customers are reviewed for creditworthiness based upon established standards, with customers not meeting minimum standards providing various credit enhancements or secured payment terms, such as letters of credit or the posting of margin cash collateral.

•
The use of master netting agreements to offset cash and non-cash gains and losses arising from derivative instruments with the same counterparty.  FPL Group's policy is to have master netting agreements in place with significant counterparties.

Based on FPL Group's policies and risk exposures related to credit, FPL Group and FPL do not anticipate a material adverse effect on their financial positions as a result of counterparty nonperformance.  As of March 31, 2009, approximately 90% of FPL Group's and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion – Energy Marketing and Trading and Market Risk Sensitivity – Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, each of FPL Group and FPL had performed an evaluation, under the supervision and with the participation of its management, including FPL Group's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of FPL Group and FPL concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company and its consolidated subsidiaries required to be included in the company's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  FPL Group and FPL each have a Disclosure Committee, which is made up of several key management employees and reports directly to the chief executive officer and chief financial officer of each company, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of FPL Group and FPL cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

FPL Group and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal and regulatory proceedings that could have a material effect on FPL Group or FPL, see Item 3. Legal Proceedings and Note 15 – Legal and Regulatory Proceedings to Consolidated Financial Statements in the 2008 Form 10-K for FPL Group and FPL and Note 9 – Legal Proceedings and Regulatory Proceedings herein.  Such descriptions are incorporated herein by reference.

Item 1A.  Risk Factors

There were no material changes from the risk factors disclosed in FPL Group's and FPL's 2008 Form 10-K.  The factors discussed in Part I, Item 1A. Risk Factors in FPL Group's and FPL's 2008 Form 10-K, as well as other information set forth in this report, which could materially affect FPL Group's and FPL's businesses, financial condition and/or future operating results should be carefully considered.  The risks described in FPL Group's and FPL's 2008 Form 10-K are not the only risks facing FPL Group and FPL.  Additional risks and uncertainties also may materially adversely affect FPL Group's or FPL's business, financial condition and/or future operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding purchases made by FPL Group of its common stock is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (b)

01/01/09 - 01/31/09	1,752	$51.99	-	20,000,000
02/01/09 - 02/28/09	71,764	$50.79	-	20,000,000
03/01/09 - 03/31/09	490	$45.33	-	20,000,000
Total	74,006		-
——————————
(a)
Represents:  (1) shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the FPL Group, Inc. Amended and Restated Long Term Incentive Plan; and (2) shares of common stock purchased in January 2009 as a reinvestment of dividends and interest thereon by the trustee of a grantor trust in connection with FPL Group's obligation under a grant of retirement share awards in February 2006 to an executive officer.

(b)
In February 2005, FPL Group's Board of Directors authorized a common stock repurchase plan of up to 20 million shares of common stock over an unspecified period, which authorization was ratified and confirmed by the Board of Directors in December 2005.

Item 5.  Other Information

(a)	None

(b)	None

(c)	Other Events

(i)	Reference is made to Item 1. Business - Environmental Matters in the 2008 Form 10-K for FPL Group and FPL.

In April 2009, the U.S. Supreme Court ruled that the use of a cost-benefit test is an acceptable alternative under Section 316(b) of the Clean Water Act for determining the best technology available for minimizing adverse environmental impacts from the use of large cooling water intake systems.

In April 2009, the EPA released a proposed finding under Section 202(a) of the Clean Air Act that the current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare of current and future generations.  The EPA further proposed that the combined emissions of greenhouse gases from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of these greenhouse gases and the threat of climate change.  It is possible that this finding may also be expanded at a later date to other sources of greenhouse gases, such as electric generating units.  Any actions by the EPA to regulate greenhouse gases may be superseded if Congress passes legislation establishing comprehensive climate change regulation.

Item 6.  Exhibits

Exhibit Number	Description	FPL Group	FPL

*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and fourteen Supplements thereto, between FPL and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-3545; Exhibit 4(f) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(g) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File No. 2-27612; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated October 10, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; and Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612)
		x	x

*4(b)	Indenture, dated as of June 1, 1999, between FPL Group Capital and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)	x

*4(c)	Officer's Certificate of FPL Group Capital, dated March 9, 2009, creating the 6.00% Debentures, Series due March 1, 2019 (filed as Exhibit 4 to Form 8-K dated March 9, 2009, File No. 1-8841)	x

*4(d)
Indenture (For Unsecured Subordinated Debt Securities) dated as of September 1, 2006, among FPL Group Capital, FPL Group (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006, File No. 1-8841)
x

Exhibit Number	Description	FPL Group	FPL

*4(e)
Officer's Certificate of FPL Group Capital and FPL Group, dated March 19, 2009, creating the Series F Junior Subordinated Debentures due 2069 (filed as Exhibit 4(b) to Form 8-K dated March 17, 2009, File No. 1-8841)
x

*4(f)	Replacement Capital Covenant, dated March 19, 2009 by FPL Group Capital and FPL Group (filed as Exhibit 4(c) to Form 8-K dated March 17, 2009, File No. 1-8841)	x

*10(a)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement effective February 13, 2009 (filed as Exhibit 10(l) to Form 10-K for the year ended December 31, 2008, File No. 1-8841)
		x	x

*10(b)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement effective February 13, 2009 (filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 2008, File No. 1-8841)
		x	x

10(c)
Form of Amendment to Restricted Stock Award Agreements under the FPL Group Amended and Restated Long-Term Incentive Plan between FPL Group and each of Christopher A. Bennett, F. Mitchell Davidson, Lewis Hay, III, Robert L. McGrath, Armando J. Olivera, Armando Pimentel, Jr., James W. Poppell, Sr., James L. Robo, Antonio Rodriguez and John A. Stall executed March 2009
		x	x

*10(d)
Form of FPL Group Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement effective February 13, 2009 (filed as Exhibit 10(u) to Form 10-K for the year ended December 31, 2008, File No. 1-8841)
		x	x

*10(e)	Non-Employee Director Compensation Summary effective January 1, 2009 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended September 30, 2008, File No. 1-8841)	x

12(a)	Computation of Ratios	x

12(b)	Computation of Ratios		x

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL Group	x

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL Group	x

31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of FPL		x

31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of FPL		x

32(a)	Section 1350 Certification of FPL Group	x

32(b)	Section 1350 Certification of FPL		x
——————————
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

Date:  May 5, 2009

K. MICHAEL DAVIS

K. Michael Davis
Controller and Chief Accounting Officer of FPL Group, Inc.
Vice President, Accounting and
Chief Accounting Officer of Florida Power & Light Company
(Principal Accounting Officer of the Registrants)