Form 10-Q
period 2013-06-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2013-07-31
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

1-8841	NEXTERA ENERGY, INC.	59-2449419
2-27612	FLORIDA POWER & LIGHT COMPANY	59-0247775
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

NextEra Energy, Inc. Yes ☑ No ☐ Florida Power & Light Company Yes ☑ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

NextEra Energy, Inc. Yes ☑ No ☐ Florida Power & Light Company Yes ☑ No ☐

Indicate by check mark whether the registrants are a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

NextEra Energy, Inc.	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Florida Power & Light Company	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

The number of shares outstanding of NextEra Energy, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding as of June 30, 2013: 424,662,329 shares.

As of June 30, 2013, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by NextEra Energy, Inc.

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

NextEra Energy, Inc., Florida Power & Light Company, NextEra Energy Capital Holdings, Inc. and NextEra Energy Resources, LLC each has subsidiaries and affiliates with names that may include NextEra Energy, FPL, NextEra Energy Resources, FPL Group Capital, FPL Energy, FPLE and similar references.  For convenience and simplicity, in this report the terms NEE, FPL, NEECH and NEER are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates.  The precise meaning depends on the context.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as will, will result, are expected to, will continue, is anticipated, aim, believe, could, should, would, estimated, may, plan, potential, future, projection, goals, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on NextEra Energy, Inc.'s (NEE) and/or Florida Power & Light Company's (FPL) operations and financial results, and could cause NEE's and/or FPL's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of NEE and/or FPL in this combined Form 10-Q, in presentations, on their respective websites, in response to questions or otherwise.

Regulatory, Legislative and Legal Risks

•	NEE's and FPL's business, financial condition, results of operations and prospects may be adversely affected by the extensive regulation of their business.

•
NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if they are unable to recover in a timely manner any significant amount of costs, a return on certain assets or an appropriate return on capital through base rates, cost recovery clauses, other regulatory mechanisms or otherwise.

•	Regulatory decisions that are important to NEE and FPL may be materially adversely affected by political, regulatory and economic factors.

•
FPL's use of derivative instruments could be subject to prudence challenges and, if found imprudent, could result in disallowances of cost recovery for such use by the Florida Public Service Commission (FPSC).

•
Any reductions to, or the elimination of, governmental incentives that support renewable energy, including, but not limited to, tax incentives, renewable portfolio standards (RPS) or feed-in tariffs, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development of new renewable energy projects, NextEra Energy Resources, LLC (NEER) abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

•
NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected as a result of new or revised laws, regulations or interpretations or other regulatory initiatives.

•
NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if the rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act broaden the scope of its provisions regarding the regulation of over-the-counter (OTC) financial derivatives and make them applicable to NEE and FPL.

•	NEE and FPL are subject to numerous environmental laws, regulations and other standards that may result in capital expenditures, increased operating costs and various liabilities.

•	NEE's and FPL's business could be negatively affected by federal or state laws or regulations mandating new or additional limits on the production of greenhouse gas emissions.

•
Extensive federal regulation of the operations of NEE and FPL exposes NEE and FPL to significant and increasing compliance costs and may also expose them to substantial monetary penalties and other sanctions for compliance failures.

•
Changes in tax laws, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

•	NEE's and FPL's business, financial condition, results of operations and prospects may be materially adversely affected due to adverse results of litigation.
Operational Risks

•
NEE's and FPL's business, financial condition, results of operations and prospects could suffer if NEE and FPL do not proceed with projects under development or are unable to complete the construction of, or capital improvements to, electric generation, transmission and distribution facilities, gas infrastructure facilities or other facilities on schedule or within budget.

•
NEE and FPL may face risks related to project siting, financing, construction, permitting, governmental approvals and the negotiation of project development agreements that may impede their development and operating activities.

•
The operation and maintenance of NEE's and FPL's electric generation, transmission and distribution facilities, gas infrastructure facilities and other facilities are subject to many operational risks, the consequences of which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

•	NEE's and FPL's business, financial condition, results of operations and prospects may be negatively affected by a lack of growth or slower growth in the number of customers or in customer usage.

•
NEE's and FPL's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions, including, but not limited to, the impact of severe weather.

•
Threats of terrorism and catastrophic events that could result from terrorism, cyber attacks, or individuals and/or groups attempting to disrupt NEE's and FPL's business, or the businesses of third parties, may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

•
The ability of NEE and FPL to obtain insurance and the terms of any available insurance coverage could be adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers.  NEE's and FPL's insurance coverage does not provide protection against all significant losses.

•
If supply costs necessary to provide NEER's full energy and capacity requirement services are not favorable, operating costs could increase and adversely affect NEE's business, financial condition, results of operations and prospects.

•
Due to the potential for significant volatility in market prices for fuel, electricity and renewable and other energy commodities, NEER's inability or failure to hedge effectively its assets or positions against changes in commodity prices, volumes, interest rates, counterparty credit risk or other risk measures could significantly impair NEE's results of operations.

•	Sales of power on the spot market or on a short-term contractual basis may cause NEE's results of operations to be volatile.

•	Reductions in the liquidity of energy markets may restrict the ability of NEE to manage its operational risks, which, in turn, could negatively affect NEE's results of operations.

•
If price movements significantly or persistently deviate from historical behavior, NEE's and FPL's hedging and trading procedures and associated risk management tools may not protect against significant losses.

•
If power transmission or natural gas, nuclear fuel or other commodity transportation facilities are unavailable or disrupted, FPL's and NEER's ability to sell and deliver power or natural gas may be limited.

•	NEE and FPL are subject to credit and performance risk from customers, hedging counterparties and vendors.

•
NEE and FPL could recognize financial losses or a reduction in operating cash flows if a counterparty fails to perform or make payments in accordance with the terms of derivative contracts or if NEE or FPL is required to post margin cash collateral under derivative contracts.

•
NEE and FPL are highly dependent on sensitive and complex information technology systems, and any failure or breach of those systems could have a material adverse effect on their business, financial condition, results of operations and prospects.

•
NEE's and FPL's retail businesses are subject to the risk that sensitive customer data may be compromised, which could result in an adverse impact to their reputation and/or the results of operations of the retail business.

•	NEE and FPL could recognize financial losses as a result of volatility in the market values of derivative instruments and limited liquidity in OTC markets.

•	NEE and FPL may be adversely affected by negative publicity.

•
NEE's and FPL's business, financial condition, results of operations and prospects may be materially adversely affected if FPL is unable to maintain, negotiate or renegotiate franchise agreements on acceptable terms with municipalities and counties in Florida.

•	Increasing costs associated with health care plans may materially adversely affect NEE's and FPL's results of operations.

•	NEE's and FPL's business, financial condition, results of operations and prospects could be negatively affected by the lack of a qualified workforce or the loss or retirement of key employees.

•	NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected by work strikes or stoppages and increasing personnel costs.

•
NEE's ability to successfully identify, complete and integrate acquisitions is subject to significant risks, including, but not limited to, the effect of increased competition for acquisitions resulting from the consolidation of the power industry.

Nuclear Generation Risks

•
The construction, operation and maintenance of NEE's and FPL's nuclear generation facilities involve environmental, health and financial risks that could result in fines or the closure of the facilities and in increased costs and capital expenditures.

•
In the event of an incident at any nuclear generation facility in the United States (U.S.) or at certain nuclear generation facilities in Europe, NEE and FPL could be assessed significant retrospective assessments and/or retrospective insurance premiums as a result of their participation in a secondary financial protection system and nuclear insurance mutual companies.

•
U.S. Nuclear Regulatory Commission (NRC) orders or new regulations related to increased security measures and any future safety requirements promulgated by the NRC could require NEE and FPL to incur substantial operating and capital expenditures at their nuclear generation facilities.

•
The inability to operate any of NEER's or FPL's nuclear generation units through the end of their respective operating licenses could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

•
Various hazards posed to nuclear generation facilities, along with increased public attention to and awareness of such hazards, could result in increased nuclear licensing or compliance costs which are difficult or impossible to predict and could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

•
NEE's and FPL's nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, and for other purposes.  If planned outages last longer than anticipated or if there are unplanned outages, NEE's and FPL's results of operations and financial condition could be materially adversely affected.

Liquidity, Capital Requirements and Common Stock Risks

•
Disruptions, uncertainty or volatility in the credit and capital markets may negatively affect NEE's and FPL's ability to fund their liquidity and capital needs and to meet their growth objectives, and can also adversely affect the results of operations and financial condition of NEE and FPL.

•
NEE's, NextEra Energy Capital Holdings, Inc.'s (NEECH) and FPL's inability to maintain their current credit ratings may adversely affect NEE's and FPL's liquidity and results of operations, limit the ability of NEE and FPL to grow their business, and increase interest costs.

•	NEE's and FPL's liquidity may be impaired if their creditors are unable to fund their credit commitments to the companies or to maintain their current credit ratings.

•
Poor market performance and other economic factors could affect NEE's defined benefit pension plan's funded status, which may materially adversely affect NEE's and FPL's liquidity and results of operations.

•
Poor market performance and other economic factors could adversely affect the asset values of NEE's and FPL's nuclear decommissioning funds, which may materially adversely affect NEE's and FPL's liquidity and results of operations.

•	Certain of NEE's investments are subject to changes in market value and other risks, which may adversely affect NEE's liquidity and financial results.

•	NEE may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay upstream dividends or repay funds to NEE.

•	NEE may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if NEE is required to perform under guarantees of obligations of its subsidiaries.

•	Disruptions, uncertainty or volatility in the credit and capital markets may exert downward pressure on the market price of NEE's common stock.

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K), and investors should refer to that section of the 2012 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

Website Access to U.S. Securities and Exchange Commission (SEC) Filings.  NEE and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on NEE's internet website, www.nexteraenergy.com, as soon as reasonably practicable after those documents are electronically filed with or furnished to the SEC.  The information and materials available on NEE's website (or any of its subsidiaries' websites) are not incorporated by reference into this combined Form 10-Q.  The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at www.sec.gov.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
OPERATING REVENUES	$3,833	$3,667	$7,112	$7,038
OPERATING EXPENSES
Fuel, purchased power and interchange	1,262	1,236	2,327	2,418
Other operations and maintenance	764	795	1,520	1,571
Impairment charge	—	—	300	—
Depreciation and amortization	500	335	918	655
Taxes other than income taxes and other	326	301	632	591
Total operating expenses	2,852	2,667	5,697	5,235
OPERATING INCOME	981	1,000	1,415	1,803
OTHER INCOME (DEDUCTIONS)
Interest expense	(266)	(270)	(537)	(536)
Benefits associated with differential membership interests - net	42	22	82	63
Allowance for equity funds used during construction	12	18	38	31
Interest income	19	22	38	42
Gains on disposal of assets - net	9	57	21	67
Other - net	24	1	17	(3)
Total other deductions - net	(160)	(150)	(341)	(336)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	821	850	1,074	1,467
INCOME TAXES	211	243	379	399
INCOME FROM CONTINUING OPERATIONS	610	607	695	1,068
NET GAIN FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	188	—
NET INCOME	$610	$607	$883	$1,068
Basic earnings per share of common stock:
Continuing operations	$1.45	$1.46	$1.64	$2.58
Discontinued operations	—	—	0.45	—
Net income	$1.45	$1.46	$2.09	$2.58
Earnings per share of common stock - assuming dilution:
Continuing operations	$1.44	$1.45	$1.64	$2.57
Discontinued operations	—	—	0.44	—
Net income	$1.44	$1.45	$2.08	$2.57
Dividends per share of common stock	$0.66	$0.60	$1.32	$1.20
Weighted-average number of common shares outstanding:
Basic	421.8	415.0	421.4	413.7
Assuming dilution	424.8	417.2	424.3	416.0

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET INCOME	$610	$607	$883	$1,068

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $25 tax expense, $24 tax benefit, $52 tax expense and $26 tax benefit, respectively)	36	(42)	101	(49)
Reclassification from accumulated other comprehensive income to net income (net of $9, $2, $22 and $11 tax expense, respectively)	18	5	39	21
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $1 tax expense, $6 tax benefit, $27 and $25 tax expense, respectively)	2	(9)	42	38
Reclassification from accumulated other comprehensive income to net income (net of $3, $21, $7 and $25 tax benefit, respectively)	(4)	(32)	(10)	(37)
Defined benefit pension and other benefits plans (net of less than a million, $5 and $4 tax expense and $3 tax benefit, respectively)	—	6	7	(6)
Net unrealized gains (losses) on foreign currency translation (net of $11, $1 and $16 tax benefit and $2 tax expense, respectively)	(23)	(3)	(32)	3
Other comprehensive income (loss) related to equity method investee (net of $3, $1 and $4 tax expense and $4 tax benefit, respectively)	5	(21)	6	(6)
Total other comprehensive income (loss), net of tax	34	(96)	153	(36)

COMPREHENSIVE INCOME	$644	$511	$1,036	$1,032

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	June 30, 2013	December 31, 2012
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$60,392	$57,054
Nuclear fuel	1,838	1,895
Construction work in progress	4,181	5,968
Less accumulated depreciation and amortization	(15,951)	(15,504)
Total property, plant and equipment - net ($4,692 and $4,487 related to VIEs, respectively)	50,460	49,413
CURRENT ASSETS
Cash and cash equivalents	411	329
Customer receivables, net of allowances of $10 and $10, respectively	1,809	1,487
Other receivables	311	569
Materials, supplies and fossil fuel inventory	1,120	1,073
Regulatory assets:
Deferred clause and franchise expenses	126	75
Other	137	113
Derivatives	461	517
Deferred income taxes	11	397
Assets held for sale	—	335
Other	349	342
Total current assets	4,735	5,237
OTHER ASSETS
Special use funds	4,421	4,190
Other investments	1,045	976
Prepaid benefit costs	1,055	1,031
Regulatory assets:
Securitized storm-recovery costs ($254 and $274 related to a VIE, respectively)	419	461
Other	723	582
Derivatives	845	920
Other	1,514	1,629
Total other assets	10,022	9,789
TOTAL ASSETS	$65,217	$64,439
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 425 and 424, respectively)	$4	$4
Additional paid-in capital	5,590	5,536
Retained earnings	11,109	10,783
Accumulated other comprehensive loss	(102)	(255)
Total common shareholders' equity	16,601	16,068
Long-term debt ($1,130 and $1,369 related to VIEs, respectively)	23,514	23,177
Total capitalization	40,115	39,245
CURRENT LIABILITIES
Commercial paper	666	1,211
Short-term debt	375	200
Current maturities of long-term debt	3,677	2,771
Accounts payable	1,279	1,281
Customer deposits	501	508
Accrued interest and taxes	619	414
Derivatives	579	430
Accrued construction-related expenditures	428	427
Liabilities associated with assets held for sale	—	733
Other	743	904
Total current liabilities	8,867	8,879
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,774	1,715
Deferred income taxes	6,861	6,703
Regulatory liabilities:
Accrued asset removal costs	1,756	1,950
Asset retirement obligation regulatory expense difference	1,914	1,813
Other	372	309
Derivatives	362	587
Deferral related to differential membership interests - VIEs	1,865	1,784
Other	1,331	1,454
Total other liabilities and deferred credits	16,235	16,315
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$65,217	$64,439

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$883	$1,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	918	655
Nuclear fuel and other amortization	177	149
Impairment charge	300	—
Unrealized losses (gains) on marked to market energy contracts	68	(270)
Deferred income taxes	535	373
Cost recovery clauses and franchise fees	(157)	73
Benefits associated with differential membership interests - net	(82)	(63)
Allowance for equity funds used during construction	(38)	(31)
Gains on disposal of assets - net	(21)	(67)
Net gain from discontinued operations, net of income taxes	(188)	—
Other - net	42	187
Changes in operating assets and liabilities:
Customer and other receivables	(276)	(145)
Materials, supplies and fossil fuel inventory	(47)	(6)
Other current assets	(50)	(86)
Other assets	(52)	(5)
Accounts payable	224	(12)
Margin cash collateral	33	113
Income taxes	(132)	(3)
Interest and other taxes	201	192
Other current liabilities	(89)	(114)
Other liabilities	1	(80)
Net cash provided by operating activities	2,250	1,928
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,465)	(2,146)
Independent power and other investments of NEER	(1,510)	(1,456)
Cash grants under the American Recovery and Reinvestment Act of 2009	170	3
Nuclear fuel purchases	(86)	(157)
Other capital expenditures	(93)	(271)
Change in loan proceeds restricted for construction	207	95
Proceeds from sale or maturity of securities in special use funds	1,782	2,937
Purchases of securities in special use funds	(1,831)	(3,012)
Proceeds from sale or maturity of other securities	125	174
Purchases of other securities	(116)	(203)
Other - net	32	15
Net cash used in investing activities	(2,785)	(4,021)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,862	2,330
Retirements of long-term debt	(1,425)	(646)
Proceeds from sale of differential membership interests	201	337
Payments to differential membership investors	(37)	(2)
Net change in short-term debt	(370)	170
Issuances of common stock - net	9	372
Repurchases of common stock	—	(19)
Dividends on common stock	(557)	(500)
Other - net	(66)	(31)
Net cash provided by financing activities	617	2,011
Net increase (decrease) in cash and cash equivalents	82	(82)
Cash and cash equivalents at beginning of period	329	377
Cash and cash equivalents at end of period	$411	$295
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$726	$880
Sale of hydropower generation plants through assumption of debt by buyer	$700	$—

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
OPERATING REVENUES	$2,696	$2,580	$4,885	$4,804
OPERATING EXPENSES
Fuel, purchased power and interchange	1,018	1,086	1,838	2,021
Other operations and maintenance	426	442	811	879
Depreciation and amortization	248	125	429	243
Taxes other than income taxes and other	280	265	540	518
Total operating expenses	1,972	1,918	3,618	3,661
OPERATING INCOME	724	662	1,267	1,143
OTHER INCOME (DEDUCTIONS)
Interest expense	(104)	(107)	(205)	(210)
Allowance for equity funds used during construction	12	12	30	22
Other - net	—	1	—	—
Total other deductions - net	(92)	(94)	(175)	(188)
INCOME BEFORE INCOME TAXES	632	568	1,092	955
INCOME TAXES	241	215	413	363
NET INCOME(a)	$391	$353	$679	$592
__________________________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	June 30, 2013	December 31, 2012
ELECTRIC UTILITY PLANT
Plant in service and other property	$36,219	$34,474
Nuclear fuel	1,121	1,190
Construction work in progress	1,511	2,585
Less accumulated depreciation and amortization	(10,651)	(10,698)
Total electric utility plant - net	28,200	27,551
CURRENT ASSETS
Cash and cash equivalents	30	40
Customer receivables, net of allowances of $6 and $7, respectively	860	760
Other receivables	424	447
Materials, supplies and fossil fuel inventory	752	727
Regulatory assets:
Deferred clause and franchise expenses	126	75
Other	129	106
Other	216	131
Total current assets	2,537	2,286
OTHER ASSETS
Special use funds	3,062	2,918
Prepaid benefit costs	1,148	1,135
Regulatory assets:
Securitized storm-recovery costs ($254 and $274 related to a VIE, respectively)	419	461
Other	481	351
Other	143	151
Total other assets	5,253	5,016
TOTAL ASSETS	$35,990	$34,853
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	5,904	5,903
Retained earnings	5,593	5,254
Total common shareholder's equity	12,870	12,530
Long-term debt ($357 and $386 related to a VIE, respectively)	8,499	8,329
Total capitalization	21,369	20,859
CURRENT LIABILITIES
Commercial paper	346	105
Current maturities of long-term debt	354	453
Accounts payable	720	612
Customer deposits	497	503
Accrued interest and taxes	412	223
Accrued construction-related expenditures	181	235
Other	331	495
Total current liabilities	2,841	2,626
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,238	1,206
Deferred income taxes	6,038	5,584
Regulatory liabilities:
Accrued asset removal costs	1,756	1,950
Asset retirement obligation regulatory expense difference	1,914	1,813
Other	372	309
Other	462	506
Total other liabilities and deferred credits	11,780	11,368
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$35,990	$34,853

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$679	$592
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	429	243
Nuclear fuel and other amortization	83	57
Deferred income taxes	353	446
Cost recovery clauses and franchise fees	(157)	73
Allowance for equity funds used during construction	(30)	(22)
Other - net	67	20
Changes in operating assets and liabilities:
Customer and other receivables	(118)	(116)
Materials, supplies and fossil fuel inventory	(26)	(1)
Other current assets	(36)	(60)
Other assets	(12)	(22)
Accounts payable	159	51
Income taxes	61	(75)
Interest and other taxes	191	173
Other current liabilities	(83)	(76)
Other liabilities	(14)	(16)
Net cash provided by operating activities	1,546	1,267
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,465)	(2,146)
Nuclear fuel purchases	(41)	(117)
Proceeds from sale or maturity of securities in special use funds	1,354	2,357
Purchases of securities in special use funds	(1,388)	(2,416)
Other - net	10	27
Net cash used in investing activities	(1,530)	(2,295)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	498	594
Retirements of long-term debt	(427)	(25)
Net change in short-term debt	241	208
Capital contribution from NEE	—	240
Dividends to NEE	(340)	—
Other - net	2	1
Net cash provided by (used in) financing activities	(26)	1,018
Net decrease in cash and cash equivalents	(10)	(10)
Cash and cash equivalents at beginning of period	40	36
Cash and cash equivalents at end of period	$30	$26
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$365	$430

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2012 Form 10-K.  In the opinion of NEE and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. Also, benefits associated with differential membership interests - net have been restated from operating expenses to other income (deductions) to be comparable with the presentation of other financing-related costs.  The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and has a supplemental executive retirement plan, which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees (collectively, pension benefits).  In addition to pension benefits, NEE sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits) for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(millions)
Service cost	$18	$16	$1	$1	$36	$33	$2	$3
Interest cost	24	25	4	5	48	49	8	9
Expected return on plan assets	(59)	(60)	—	—	(119)	(119)	—	(1)
Amortization of transition obligation	—	—	—	1	—	—	—	1
Amortization of prior service cost (benefit)	2	1	(1)	—	4	2	(2)	1
Amortization of losses	—	—	—	—	1	—	1	—
Special termination benefits	12	—	—	—	12	—	—	—
Net periodic benefit (income) cost at NEE	$(3)	$(18)	$4	$7	$(18)	$(35)	$9	$13
Net periodic benefit (income) cost at FPL	$(2)	$(11)	$3	$5	$(12)	$(23)	$6	$10

2.  Derivative Instruments

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated with outstanding and forecasted debt issuances, and to optimize the value of NEER's power generation and gas infrastructure assets.

With respect to commodities related to NEE's competitive energy business, NEER employs risk management procedures to conduct its activities related to optimizing the value of its power generation and gas infrastructure assets, providing full energy and capacity requirements services primarily to distribution utilities, and engaging in power and gas marketing and trading activities to take advantage of expected future favorable price movements and changes in the expected volatility of prices in the energy markets.  These risk management activities involve the use of derivative instruments executed within prescribed limits to manage the risk associated with fluctuating commodity prices.  Transactions in derivative instruments are executed on recognized exchanges or via the OTC markets, depending on the most favorable credit terms and market execution factors.  For NEER's power generation and gas infrastructure assets, derivative instruments are used to hedge the commodity price risk associated with the fuel requirements of the assets, where applicable, as well as to hedge all or a portion of the expected output of these assets.  These hedges are designed to reduce the effect of adverse changes in the wholesale forward commodity markets associated with NEER's power generation and gas infrastructure assets.  With regard to full energy and capacity requirements services, NEER is required to vary the quantity of energy and related services it supplies based on the load demands of the customers served.  For this type of transaction, derivative instruments are used to hedge the anticipated electricity quantities required to serve these customers and reduce the effect of unfavorable changes in the forward energy markets.  Additionally, NEER takes positions in the energy markets based on differences between actual forward market levels and management's view of fundamental market conditions.  NEER uses derivative instruments to realize value from these market dislocations, subject to strict risk management limits around market, operational and credit exposure.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivative instruments, when required to be marked to market, are recorded on NEE's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity cost recovery clause (capacity clause).  For NEE's non-rate regulated operations, predominantly NEER, essentially all changes in the derivatives' fair value for power purchases and sales and trading activities are recognized on a net basis in operating revenues; fuel purchases and sales are recognized on a net basis in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in other - net in NEE's condensed consolidated statements of income.  Settlement gains and losses are included within the line items in the condensed consolidated statements of income to which they relate.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the condensed consolidated statements of income.  For commodity derivatives, NEE believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Settlements related to derivative instruments are primarily recognized in net cash provided by operating activities in NEE's and FPL's condensed consolidated statements of cash flows.

While most of NEE's derivatives are entered into for the purpose of managing commodity price risk, optimizing the value of NEER's power generation and gas infrastructure assets, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable.  For interest rate swaps and foreign currency derivative instruments, generally NEE assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period.  In April 2013, NEE discontinued hedge accounting for cash flow hedges related to interest rate swaps associated with the solar projects in Spain (see Note 10 - Commitments). At June 30, 2013, NEE's accumulated other comprehensive income (AOCI) included amounts related to interest rate cash flow hedges with expiration dates through June 2031 and foreign currency cash flow hedges with expiration dates through September 2030.  Approximately $52 million of net losses included in AOCI at June 30, 2013 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made.  Such amounts assume no change in interest rates, currency exchange rates or scheduled principal payments.

The net fair values of NEE's and FPL's mark-to-market derivative instrument assets (liabilities) are included on the condensed consolidated balance sheets as follows:

	NEE		FPL
	June 30, 2013	December 31, 2012	June 30, 2013		December 31, 2012
	(millions)
Current derivative assets(a)	$461	$517	$2	(b)	$4	(b)
Noncurrent derivative assets(c)	845	920	—		1	(d)
Current derivative liabilities(e)	(579)	(430)	(30)	(f)	(20)	(f)
Noncurrent derivative liabilities	(362)	(587)	(18)	(g)	—
Total mark-to-market derivative instrument assets (liabilities)	$365	$420	$(46)		$(15)
————————————

(a)
At June 30, 2013 and December 31, 2012, NEE's balances reflect the netting of approximately $60 million and $43 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(b)	Included in current other assets on FPL's condensed consolidated balance sheets.

(c)
At June 30, 2013 and December 31, 2012, NEE's balances reflect the netting of approximately $126 million and $159 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(d)	Included in noncurrent other assets on FPL's condensed consolidated balance sheets.

(e)
At June 30, 2013 and December 31, 2012, NEE's balances reflect the netting of approximately $35 million and $79 million (none at FPL), respectively, in margin cash collateral provided to counterparties.

(f)	Included in current other liabilities on FPL's condensed consolidated balance sheets.

(g)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At June 30, 2013 and December 31, 2012, NEE had approximately $34 million and $30 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation.  These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets.  Additionally, at June 30, 2013 and December 31, 2012, NEE had approximately $48 million and $49 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities in the above presentation.  These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

As discussed above, NEE uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk and optimize the value of NEER's power generation and gas infrastructure assets.  The table above presents NEE's and FPL's net derivative positions at June 30, 2013 and December 31, 2012, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 3 - Recurring Fair Value Measurements for netting information).  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of NEE's derivatives designated as hedging instruments for accounting purposes (none at FPL) are presented below as gross asset and liability values, as required by disclosure rules.

	June 30, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Interest rate swaps:
Current derivative assets	$27	$—	$30	$—
Current derivative liabilities	—	61	—	104
Noncurrent derivative assets	43	—	46	—
Noncurrent derivative liabilities	—	72	—	283
Foreign currency swaps:
Current derivative liabilities	—	22	—	5
Noncurrent derivative liabilities	—	21	—	28
Total	$70	$176	$76	$420

Gains (losses) related to NEE's cash flow hedges are recorded in NEE's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended June 30,
	2013				2012
	Interest Rate Swaps	Foreign Currency Swaps		Total	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swap		Total
	(millions)
Gains (losses) recognized in OCI	$65	$(4)		$61	$—	$(66)	$—		$(66)
Gains (losses) reclassified from AOCI to net income(a)	$(15)	$(12)	(b)	$(27)	$3	$(14)	$4	(b)	$(7)
————————————

(a)	Included in operating revenues for commodity contracts and interest expense for interest rate swaps.

(b)	Loss of approximately $1 million is included in interest expense and the balance is included in other - net.

	Six Months Ended June 30,
	2013				2012
	Interest Rate Swaps	Foreign Currency Swaps		Total	Commodity Contracts	Interest Rate Swaps	Foreign Currency Swap		Total
	(millions)
Gains (losses) recognized in OCI	$165	$(12)		$153	$—	$(65)	$(10)		$(75)
Gains (losses) reclassified from AOCI to net income(a)	$(30)	$(31)	(b)	$(61)	$4	$(30)	$(6)	(b)	$(32)
————————————

(a)	Included in operating revenues for commodity contracts and interest expense for interest rate swaps.

(b)	Loss of approximately $2 million is included in interest expense and the balance is included in other - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

For the three and six months ended June 30, 2013, NEE recorded a loss of approximately $48 million and $57 million, respectively, on fair value hedges which resulted in a corresponding decrease in the related debt.  For the three and six months ended June 30, 2012, NEE recorded a gain of approximately $34 million and $35 million, respectively, on fair value hedges which resulted in a corresponding increase in the related debt.

The fair values of NEE's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	June 30, 2013						December 31, 2012
	NEE		FPL				NEE		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities		Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$877	$383	$3	(a)	$1	(a)	$851	$321	$4	(a)	$—
Current derivative liabilities	1,241	1,598	14	(b)	44	(b)	1,441	1,838	12	(b)	32	(b)
Noncurrent derivative assets	1,650	722	—		—		1,748	715	1	(c)	—
Noncurrent derivative liabilities	184	453	—		18	(d)	192	438	—		—
Foreign currency swap:
Current derivative liabilities	—	83	—		—		—	3	—		—
Noncurrent derivative liabilities	—	—	—		—		—	30	—		—
Interest rate contracts:
Current derivative liabilities	—	91	—		—		—	—	—		—
Total	$3,952	$3,330	$17		$63		$4,232	$3,345	$17		$32
————————————

(a)	Included in current other assets on FPL's condensed consolidated balance sheets.

(b)	Included in current other liabilities on FPL's condensed consolidated balance sheets.

(c)	Included in noncurrent other assets on FPL's condensed consolidated balance sheets.

(d)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's condensed consolidated statements of income (none at FPL) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(millions)
Commodity contracts:(a)
Operating revenues	$15	$130	$(27)	$320
Fuel, purchased power and interchange	8	51	11	40
Foreign currency swap - other - net	(20)	15	(52)	(22)
Interest rate contracts - interest expense	11	—	11	—
Total	$14	$196	$(57)	$338
————————————

(a)
For the three months ended June 30, 2013 and 2012, FPL recorded approximately $149 million of losses and $76 million of gains, respectively, related to commodity contracts as regulatory assets and regulatory liabilities, respectively, on its condensed consolidated balance sheets. For the six months ended June 30, 2013 and 2012, FPL recorded approximately $5 million and $176 million of losses, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NEE's and FPL's condensed consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements.  The table does not present a complete picture of NEE's and FPL's overall net economic exposure because NEE and FPL do not use derivative instruments to hedge all of their commodity exposures.  NEE and FPL had derivative commodity contracts for the following net notional volumes:

	June 30, 2013				December 31, 2012
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(106)	mwh(a)	—		(77)	mwh(a)	—
Natural gas	1,111	mmbtu(b)	767	mmbtu(b)	1,293	mmbtu(b)	894	mmbtu(b)
Oil	(8)	barrels	—		(8)	barrels	—
————————————

(a)	Megawatt-hours

(b)	One million British thermal units

At June 30, 2013 and December 31, 2012, NEE had interest rate contracts with a notional amount totaling approximately $6.9 billion and $7.3 billion, respectively, and foreign currency swaps with a notional amount totaling approximately $662 million and $662 million, respectively.

Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At June 30, 2013 and December 31, 2012, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.8 billion ($64 million for FPL) and $1.8 billion ($32 million for FPL), respectively.

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $400 million ($30 million at FPL) as of June 30, 2013 and $400 million ($20 million at FPL) as of December 31, 2012.  If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.2 billion ($0.5 billion at FPL) and $2.3 billion ($0.5 billion at FPL) as of June 30, 2013 and December 31, 2012, respectively.  Some contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $800 million ($150 million at FPL) and $700 million ($100 million at FPL) as of June 30, 2013 and December 31, 2012, respectively.

Collateral may be posted in the form of cash or credit support.  At June 30, 2013 and December 31, 2012, applicable NEE subsidiaries have posted approximately $85 million (none at FPL) and $150 million (none at FPL), respectively, in the form of letters of credit, related to derivatives, in the normal course of business which could be applied toward the collateral requirements described above.  FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

Additionally, some contracts contain certain adequate assurance provisions where a counterparty may demand additional collateral based on subjective events and/or conditions.  Due to the subjective nature of these provisions, NEE and FPL are unable to determine an exact value for these items and they are not included in any of the quantitative disclosures above.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3.  Fair Value Measurements

NEE and FPL use several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those assets and liabilities that are measured at fair value on a recurring basis.  NEE's and FPL's assessment of the significance of any particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.  Non-performance risk, including the consideration of a credit valuation adjustment, is also considered in the determination of fair value for all assets and liabilities measured at fair value.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.  NEE and FPL primarily hold investments in money market funds.  The fair value of these funds is calculated using current market prices.

Special Use Funds and Other Investments - NEE and FPL hold primarily debt and equity securities directly, as well as indirectly through commingled funds.  Substantially all directly held equity securities are valued at their quoted market prices.  For directly held debt securities, multiple prices and price types are obtained from pricing vendors whenever possible, which enables cross-provider validations.  A primary price source is identified based on asset type, class or issue of each security.  Commingled funds, which are similar to mutual funds, are maintained by banks or investment companies and hold certain investments in accordance with a stated set of objectives.  The fair value of commingled funds is primarily derived from the quoted prices in active markets of the underlying securities.  Because the fund shares are offered to a limited group of investors, they are not considered to be traded in an active market.

Derivative Instruments - NEE and FPL measure the fair value of commodity contracts using prices observed on commodities exchanges and in the OTC markets, or through the use of industry-standard valuation techniques, such as option modeling or discounted cash flows techniques, incorporating both observable and unobservable valuation inputs.  The resulting measurements are the best estimate of fair value as represented by the transfer of the asset or liability through an orderly transaction in the marketplace at the measurement date.

Most exchange-traded derivative assets and liabilities are valued directly using unadjusted quoted prices.  For exchange-traded derivative assets and liabilities where the principal market is deemed to be inactive based on average daily volumes and open interest, the measurement is established using settlement prices from the exchanges, and therefore considered to be valued using significant other observable inputs.

NEE, through its subsidiaries, including FPL, also enters into OTC commodity contract derivatives.  The majority of these contracts are transacted at liquid trading points, and the prices for these contracts are verified using quoted prices in active markets from exchanges, brokers or pricing services for similar contracts.  In instances where the reference markets are deemed to be inactive or do not have transactions for a similar contract, the derivative assets and liabilities may be valued using significant other observable inputs and potentially significant unobservable inputs.  In such instances, the valuation for these contracts is established using techniques including extrapolation from or interpolation between actively traded contracts, or estimated basis adjustments from liquid trading points.

NEE, through NEER, also enters into full requirements contracts, which, in most cases, meet the definition of derivatives and are measured at fair value.  These contracts typically have one or more inputs that are not observable and are significant to the valuation of the contract.  In addition, certain exchange and non-exchange traded derivative options at NEE have one or more significant inputs that are not observable, and are valued using industry-standard option models.

In all cases where NEE and FPL use significant unobservable inputs for the valuation of a commodity contract, consideration is given to the assumptions that market participants would use in valuing the asset or liability.  This consideration includes, but is not limited to, assumptions about market liquidity, volatility and contract duration as more fully described below in Significant Unobservable Inputs Used in Recurring Fair Value Measurements.

NEE uses interest rate and foreign currency swaps to mitigate and adjust interest rate and foreign currency exposure related to certain outstanding and forecasted debt issuances and borrowings.  NEE estimates the fair value of these derivatives using a discounted cash flows valuation technique based on the net amount of estimated future cash inflows and outflows related to the swap agreements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$66	$—		$—	$—	$66
FPL - equity securities	$5	$—		$—	$—	$5
Special use funds:
NEE:
Equity securities	$976	$1,396	(b)	$—	$—	$2,372
U.S. Government and municipal bonds	$500	$150		$—	$—	$650
Corporate debt securities	$—	$559		$—	$—	$559
Mortgage-backed securities	$—	$519		$—	$—	$519
Other debt securities	$18	$33		$—	$—	$51
FPL:
Equity securities	$207	$1,258	(b)	$—	$—	$1,465
U.S. Government and municipal bonds	$430	$127		$—	$—	$557
Corporate debt securities	$—	$387		$—	$—	$387
Mortgage-backed securities	$—	$440		$—	$—	$440
Other debt securities	$18	$23		$—	$—	$41
Other investments:
NEE:
Equity securities	$59	$—		$—	$—	$59
U.S. Government and municipal bonds	$5	$9		$—	$—	$14
Corporate debt securities	$—	$60		$—	$—	$60
Mortgage-backed securities	$—	$41		$—	$—	$41
Other	$5	$6		$—	$—	$11
Derivatives:
NEE:
Commodity contracts	$1,168	$2,022		$762	$(2,716)	$1,236	(c)
Interest rate swaps	$—	$70		$—	$—	$70	(c)
FPL - commodity contracts	$—	$15		$2	$(15)	$2	(c)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,188	$1,681		$287	$(2,565)	$591	(c)
Interest rate swaps	$—	$133		$91	$—	$224	(c)
Foreign currency swaps	$—	$126		$—	$—	$126	(c)
FPL - commodity contracts	$—	$60		$3	$(15)	$48	(c)
————————————

(a)
Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.  NEE also has contract settlement receivable and payable balances that are subject to the master netting arrangements but are not offset within the condensed consolidated balance sheets and are recorded in customer receivables - net and accounts payable, respectively.

(b)	At NEE, approximately $1,382 million ($1,244 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NEE or FPL.

(c)	See Note 2 for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$23	$—		$—	$—	$23
FPL - equity securities	$5	$—		$—	$—	$5
Special use funds:
NEE:
Equity securities	$914	$1,240	(b)	$—	$—	$2,154
U.S. Government and municipal bonds	$451	$143		$—	$—	$594
Corporate debt securities	$—	$572		$—	$—	$572
Mortgage-backed securities	$—	$560		$—	$—	$560
Other debt securities	$15	$26		$—	$—	$41
FPL:
Equity securities	$217	$1,118	(b)	$—	$—	$1,335
U.S. Government and municipal bonds	$390	$119		$—	$—	$509
Corporate debt securities	$—	$397		$—	$—	$397
Mortgage-backed securities	$—	$475		$—	$—	$475
Other debt securities	$16	$16		$—	$—	$32
Other investments:
NEE:
Equity securities	$7	$—		$—	$—	$7
U.S. Government and municipal bonds	$6	$—		$—	$—	$6
Corporate debt securities	$—	$53		$—	$—	$53
Mortgage-backed securities	$—	$47		$—	$—	$47
Other	$5	$6		$—	$—	$11
Derivatives:
NEE:
Commodity contracts	$1,187	$2,251		$794	$(2,871)	$1,361	(c)
Interest rate swaps	$—	$76		$—	$—	$76	(c)
FPL - commodity contracts	$—	$14		$3	$(12)	$5	(c)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,240	$1,844		$228	$(2,748)	$564	(c)
Interest rate swaps	$—	$387		$—	$—	$387	(c)
Foreign currency swaps	$—	$66		$—	$—	$66	(c)
FPL - commodity contracts	$—	$31		$1	$(12)	$20	(c)
————————————

(a)
Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts. NEE also has contract settlement receivable and payable balances that are subject to the master netting arrangements but are not offset within the condensed consolidated balance sheets and are recorded in customer receivables - net and accounts payable, respectively.

(b)	At NEE, approximately $1,214 million ($1,093 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NEE or FPL.

(c)	See Note 2 for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Significant Unobservable Inputs Used in Recurring Fair Value Measurements - The valuation of certain commodity contracts requires the use of significant unobservable inputs.  All forward price, implied volatility, implied correlation and interest rate inputs used in the valuation of such contracts are directly based on third-party market data, such as broker quotes and exchange settlements, when that data is available.  If third-party market data is not available, then industry standard methodologies are used to develop inputs that maximize the use of relevant observable inputs and minimize the use of unobservable inputs.  Observable inputs, including some forward prices, implied volatilities and interest rates used for determining fair value are updated daily to reflect the best available market information.  Unobservable inputs which are related to observable inputs, such as illiquid portions of forward price or volatility curves, are updated daily as well, using industry standard techniques such as interpolation and extrapolation, combining observable forward inputs supplemented by historical market and other relevant data.  Other unobservable inputs, such as implied correlations, customer migration rates from full requirements contracts and some implied volatility curves, are modeled using proprietary models based on historical data and industry standard techniques.

All price, volatility, correlation and customer migration inputs used in valuation are subject to validation by the Risk Management group.  The Risk Management group performs a risk management function responsible for assessing credit, market and operational risk impact, reviewing valuation methodology and modeling, confirming transactions, monitoring approval processes and developing and monitoring trading limits.  The Risk Management group is separate from the transacting group, and the Vice President of Risk Management reports to the Chief Financial Officer of NEE and FPL.  For markets where independent third-party data is readily available, validation is conducted daily by directly reviewing this market data against inputs utilized by the transacting group, and indirectly by critically reviewing daily risk reports.  For markets where independent third-party data is not readily available, additional analytical reviews are performed on at least a quarterly basis.  These analytical reviews are designed to ensure that all price and volatility curves used for fair valuing transactions are adequately validated each quarter, and are reviewed and approved by the Vice President of Risk Management.  In addition, other valuation assumptions such as implied correlations and customer migration rates are reviewed and approved by the Risk Management group on a periodic basis.  Newly created models used in the valuation process are also subject to testing and approval by the Risk Management group prior to use and established models are reviewed annually, or more often as needed, by the Risk Management group.

On a monthly basis, the Exposure Management Committee (EMC), which is comprised of certain members of senior management, meets with representatives from the Risk Management group and the transacting group to discuss NEE's and FPL's energy risk profile and operations, to review risk reports and to discuss fair value issues as necessary.  The EMC develops guidelines required for an appropriate risk management control infrastructure, which includes implementation and monitoring of compliance with Risk Management policy.  The EMC executes its risk management responsibilities through direct oversight and delegation of its responsibilities to the Vice President of Risk Management, as well as to other corporate and business unit personnel.

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at June 30, 2013 are as follows:

Transaction Type	Fair Value at June 30, 2013		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$380	$85	Discounted cash flow	Forward price (per mwh)	$9	—	$196
Forward contracts - gas	$25	$16	Discounted cash flow	Forward price (per mmbtu)	$3	—	$7
Forward contracts - other commodity related	$11	$7	Discounted cash flow	Forward price (various)	$1	—	$245
Options - power	$105	$130	Option models	Implied correlations	12%	—	98%
				Implied volatilities	1%	—	156%
Options - gas	$26	$24	Option models	Implied correlations	12%	—	98%
				Implied volatilities	1%	—	33%
Full requirements and unit contingent contracts	$215	$25	Discounted cash flow	Forward price (per mwh)	$(4)	—	$152
				Customer migration rate(a)	—%	—	20%
——————————

(a)	Applies only to full requirements contracts.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
————————————
(a)  Assumes the contract is in a gain position.

In addition, the fair value measurement of interest rate swap liabilities related to the solar projects in Spain of approximately $91 million at June 30, 2013 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the swap agreements.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended June 30,
	2013		2012
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at March 31	$522	$2	$589	$7
Realized and unrealized gains (losses):
Included in earnings(a)	13	—	53	—
Included in regulatory assets and liabilities	(3)	(3)	2	2
Purchases	21	—	23	—
Settlements	(23)	—	(58)	(2)
Issuances	(30)	—	(23)	—
Transfers in(b)	(114)	—	—	—
Transfers out(b)	(2)	—	(11)	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$384	$(1)	$575	$7
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$12	$—	$76	$—
————————————

(a)
For the three months ended June 30, 2013, realized and unrealized gains of approximately $2 million are reflected in the condensed consolidated statements of income in operating revenues and $11 million in interest expense.  For the three months ended June 30, 2012, realized and unrealized gains of approximately $53 million are reflected in the condensed consolidated statements of income in operating revenues.

(b)
Transfers into Level 3 were a result of decreased observability of market data and, in 2013, the use of a significant credit valuation adjustment. Transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three months ended June 30, 2013, unrealized gains of less than $1 million are reflected in the condensed consolidated statements of income in operating revenues and approximately $11 million in interest expense.  For the three months ended June 30, 2012, unrealized gains of approximately $76 million are reflected in the condensed consolidated statements of income in operating revenues.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30,
	2013		2012
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$566	$2	$486	$4
Realized and unrealized gains (losses):
Included in earnings(a)	10	—	284	—
Included in regulatory assets and liabilities	(2)	(2)	6	6
Purchases	70	—	181	—
Settlements	(56)	(1)	(182)	(3)
Issuances	(94)	—	(200)	—
Transfers in(b)	(114)	—	16	—
Transfers out(b)	4	—	(16)	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$384	$(1)	$575	$7
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$40	$—	$190	$—
————————————

(a)
For the six months ended June 30, 2013, realized and unrealized gains (losses) of approximately $1 million are reflected in the condensed consolidated statements of income in operating revenues, $11 million in interest expense and the balance is reflected in fuel, purchased power and interchange.  For the six months ended June 30, 2012, realized and unrealized gains of approximately $281 million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

(b)
Transfers into Level 3 were a result of decreased observability of market data and, in 2013, the use of a significant credit valuation adjustment. Transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the six months ended June 30, 2013, unrealized gains (losses) of approximately $32 million are reflected in the condensed consolidated statements of income in operating revenues, $11 million in interest expense and the balance is reflected in fuel, purchased power and interchange.  For the six months ended June 30, 2012, unrealized gains of approximately $189 million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

Nonrecurring Fair Value Measurements - NEE tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In February 2013, the Spanish government enacted a new law that made further changes to the economic framework of renewable energy projects including, among other things, changes that negatively affect the projected economics of the 99.8 megawatts (mw) of solar thermal facilities that affiliates of NEER were constructing in Spain (Spain solar projects) (see Note 10 - Commitments).  Due to the February 2013 change in law, NEER performed a recoverability analysis, considering, among other things, working with lenders to restructure the financing agreements, abandoning the projects or selling the projects, and concluded that the undiscounted cash flows of the Spain solar projects were less than the carrying value of the projects.  Accordingly, NEER performed a fair value analysis based on the income approach to determine the amount of the impairment.  Based on the fair value analysis, property, plant and equipment with a carrying amount of approximately $800 million were written down to their estimated fair value of approximately $500 million as of March 31, 2013, resulting in an impairment charge of $300 million ($342 million after-tax, see Note 5), which is recorded as a separate line item in NEE’s condensed consolidated statements of income for the six months ended June 30, 2013.

The estimate of the fair value was based on the discounted cash flows which were determined using a market participant view of the Spain solar projects upon completion and final commissioning of the projects.  As part of the valuation, NEER used observable inputs where available, including the revised renewable energy pricing under the February 2013 change in law.  Significant unobservable inputs (Level 3), including forecasts of generation, estimates of tariff escalation rates and estimated costs of debt and equity capital, were also used in the estimation of fair value.  In addition, NEER made certain assumptions regarding the projected capital and maintenance expenditures based on the estimated costs to complete the Spain solar projects and ongoing capital and maintenance expenditures.  An increase in the revenue and generation forecasts, a decrease in the projected capital and maintenance expenditures or a decrease in the weighted average cost of capital each would result in an increased fair market value.  Changes in the opposite direction of those unobservable inputs would result in a decreased fair market value.  See Note 10 - Commitments for a discussion of additional developments that could potentially impact the Spain solar projects.

See Note 6 for a discussion of the nonrecurring fair value measurement of certain discontinued operations.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4.  Financial Instruments

The carrying amounts of cash equivalents, short-term debt and commercial paper approximate their fair values.  At June 30, 2013 and December 31, 2012, other investments of NEE, not included in the table below, included financial instruments of approximately $35 million and $41 million ($4 million and $4 million for FPL), respectively, which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.

The following estimates of the fair value of financial instruments have been made primarily using the market approach of using prices and other market information for identical and/or comparable assets and liabilities.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	June 30, 2013				December 31, 2012
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds	$4,421	(a)	$4,421	(a)	$4,190	(a)	$4,190	(a)
Other investments:
Notes receivable	$500		$599	(b)	$500		$665	(b)
Debt securities	$122	(c)	$122	(d)	$111	(c)	$111	(d)
Equity securities	$61		$61	(e)	$61		$79	(e)
Long-term debt, including current maturities	$27,183		$28,600	(f)	$26,647	(g)	$28,874	(f)
Interest rate swaps - net unrealized losses	$(154)		$(154)	(d)	$(311)		$(311)	(d)
Foreign currency swaps - net unrealized losses	$(126)		$(126)	(d)	$(66)		$(66)	(d)
FPL:
Special use funds	$3,062	(a)	$3,062	(a)	$2,918	(a)	$2,918	(a)
Long-term debt, including current maturities	$8,853		$9,725	(f)	$8,782		$10,421	(f)
————————————

(a)
At June 30, 2013, includes $234 million of investments accounted for under the equity method and $36 million of loans not measured at fair value on a recurring basis ($146 million and $26 million, respectively, for FPL).  At December 31, 2012, includes $229 million of investments accounted for under the equity method and $40 million of loans not measured at fair value on a recurring basis ($138 million and $32 million, respectively, for FPL).  For the remaining balances, see Note 3 for classification by major security type and hierarchy level.  The amortized cost of debt and equity securities is $1,765 million and $1,461 million, respectively, at June 30, 2013 and $1,679 million and $1,500 million, respectively, at December 31, 2012 ($1,408 million and $785 million, respectively, at June 30, 2013 and $1,339 million and $839 million, respectively, at December 31, 2012 for FPL).

(b)
Classified as held to maturity.  Estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3).  Notes receivable bear interest at fixed rates and mature by 2029.  Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement.  The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit ratings and market-related information.  As of June 30, 2013 and December 31, 2012, NEE had no notes receivable reported in non-accrual status.

(c)	Classified as trading securities.

(d)	See Note 3.

(e)
Primarily based on quoted prices in active markets (Level 1). The remainder is modeled internally based on recent market information including, among other things, private offerings of the securities (Level 3).

(f)
As of June 30, 2013 and December 31, 2012, $18,248 million and $18,962 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3). For FPL, estimated using quoted market prices for the same or similar issues (Level 2).

(g)	Also includes long-term debt reflected in liabilities associated with assets held for sale on the condensed consolidated balance sheets, for which the carrying amount approximates fair value.

Special Use Funds - The special use funds consist of FPL's storm fund assets of $72 million and NEE's and FPL's nuclear decommissioning fund assets of $4,349 million and $2,990 million, respectively, at June 30, 2013.  The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value (see Note 3).  For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in other - net in NEE's condensed consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at June 30, 2013 of approximately seven years at both NEE and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at June 30, 2013 of approximately three years.  The cost of securities sold is determined using the specific identification method.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(millions)
Realized gains	$21	$88	$8	$30	$63	$131	$31	$61
Realized losses	$13	$20	$8	$11	$43	$32	$30	$22
Proceeds from sale or maturity of securities	$858	$2,001	$669	$1,630	$1,782	$2,937	$1,354	$2,357

The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(millions)
Equity securities	$912	$680	$680	$521
Debt securities	$47	$92	$42	$77

The unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(millions)
Unrealized losses(a)	$33	$3	$24	$2
Fair value	$978	$277	$746	$223
————————————

(a)
Unrealized losses on available for sale debt securities for securities in an unrealized loss position for greater than twelve months at June 30, 2013 and December 31, 2012 were not material to NEE or FPL.

Regulations issued by the Federal Energy Regulatory Commission (FERC) and the NRC provide general risk management guidelines to protect nuclear decommissioning funds and to allow such funds to earn a reasonable return.  The FERC regulations prohibit, among other investments, investments in any securities of NEE or its subsidiaries, affiliates or associates, excluding investments tied to market indices or mutual funds.  Similar restrictions applicable to the decommissioning funds for NEER's nuclear plants are included in the NRC operating licenses for those facilities or in NRC regulations applicable to NRC licensees not in cost-of-service environments.  With respect to the decommissioning fund for NEER's Seabrook Station (Seabrook), decommissioning fund contributions and withdrawals are also regulated by the Nuclear Decommissioning Financing Committee pursuant to New Hampshire law.

The nuclear decommissioning reserve funds are managed by investment managers who must comply with the guidelines of NEE and FPL and the rules of the applicable regulatory authorities.  The funds' assets are invested giving consideration to taxes, liquidity, risk, diversification and other prudent investment objectives.

Interest Rate and Foreign Currency Swaps - NEE and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  In addition, with respect to certain debt issuances and borrowings, NEECH has two cross currency swaps to hedge against currency movements with respect to both interest and principal payments and a cross currency swap to hedge against currency and interest rate movements with respect to both interest and principal payments.  See Note 2.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5.  Income Taxes

NEE's effective income tax rates for the three months ended June 30, 2013 and 2012 were approximately 26% and 29%, respectively. The reduction from the federal statutory rate for those respective periods mainly reflects the benefit of wind production tax credits (PTCs) of approximately $66 million and $50 million, respectively, related to NEER's wind projects and deferred income tax benefits associated with grants (convertible investment tax credits (ITCs)) under the American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), of approximately $21 million and $10 million, respectively, primarily for certain wind and solar projects expected to be placed in service.

NEE's effective income tax rates for the six months ended June 30, 2013 and 2012 were approximately 35% and 27%, respectively.  The increase in the rate for the six months ended June 30, 2013 is primarily due to the establishment of a full valuation allowance during the first quarter of 2013 of approximately $132 million on the deferred tax assets associated with the Spain solar projects.  This valuation allowance primarily related to deferred tax assets created as a result of the $300 million impairment and other related charges ($342 million after-tax) recorded during the first quarter of 2013 (see Note 3 - Nonrecurring Fair Value Measurements). In addition, the rates for both periods reflect the effect of PTCs of approximately $125 million and $112 million, respectively, for wind projects at NEER and deferred income tax benefits associated with convertible ITCs of approximately $33 million and $23 million, respectively, primarily for certain wind and solar projects expected to be placed in service.

NEE recognizes PTCs as wind energy is generated and sold based on a per kilowatt-hour (kwh) rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year.  NEE uses this method of recognizing PTCs for specific reasons, including that PTCs are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations.  PTCs, as well as deferred income tax benefits associated with convertible ITCs, can significantly affect NEE's effective income tax rate depending on the amount of pretax income.  The amount of PTCs recognized can be significantly affected by wind generation and by the roll off of PTCs after ten years of production (PTC roll off).

6.  Discontinued Operations

In March 2013, a subsidiary of NEER completed the sale of its ownership interest in a portfolio of hydropower generation plants and related assets (hydro sale) with a total generating capacity of 351 mw located in Maine and New Hampshire.  The sales price primarily included the assumption by the buyer of $700 million in related debt.  In connection with the sale, a gain of approximately $372 million ($231 million after-tax) is reflected in net gain from discontinued operations, net of income taxes in NEE's condensed consolidated statements of income for the six months ended June 30, 2013.  The assets and liabilities related to the hydro sale were classified as assets held for sale and liabilities associated with assets held for sale on NEE's condensed consolidated balance sheet at December 31, 2012.  The operations of the hydropower generation plants, exclusive of the gain, were not material to NEE's condensed consolidated statements of income for the six months ended June 30, 2013 or 2012 or for the three months ended June 30, 2012.

In March 2013, NEER initiated a plan and received internal authorization to pursue the sale of its ownership interests in oil-fired generating plants located in Maine (Maine fossil) with a total generating capacity of 796 mw.  In connection with the decision to sell Maine fossil, a loss of approximately $67 million ($43 million after-tax) is reflected in net gain from discontinued operations, net of income taxes in NEE's condensed consolidated statements of income for the six months ended June 30, 2013.  The fair value measurement (Level 3) was based on the estimated sales price less the estimated costs to sell.  The estimated sales price was estimated using an income approach based primarily on capacity revenue forecasts.  The carrying amount of the assets and liabilities and the operations, exclusive of the loss, of Maine fossil were not material to NEE's condensed consolidated financial statements as of June 30, 2013 or for the three or six months ended June 30, 2013 or 2012.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7.  Variable Interest Entities (VIEs)

As of June 30, 2013, NEE has twelve VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC.  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and are secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $340 million and $366 million at June 30, 2013 and December 31, 2012, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's condensed consolidated balance sheets.  The liabilities of the VIE were approximately $419 million and $447 million at June 30, 2013 and December 31, 2012, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's condensed consolidated balance sheets.

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a purchased power agreement effective in 1994 with this 250 mw coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per mwh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The purchased power agreement with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are recovered through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended June 30, 2013 and 2012, FPL purchased 202,661 mwh and 190,070 mwh, respectively, from the facility at a total cost of approximately $38 million and $45 million, respectively.  During the six months ended June 30, 2013 and 2012, FPL purchased 281,871 mwh and 289,011 mwh, respectively, from a facility at a total cost of approximately $73 million and $85 million, respectively.

Additionally, FPL entered into a purchased power agreement effective in 1995 with a 330 mw coal-fired qualifying facility to purchase substantially all of the facility's electrical output over a substantial portion of its estimated useful life.  The facility is considered a VIE because FPL absorbs a portion of the facility’s variability related to changes in the market price of coal through the energy payment.  Since FPL does not control the most significant activities of the facility, including operations and maintenance, FPL is not the primary beneficiary and does not consolidate this VIE.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are recovered through the fuel clause as approved by the FPSC.

NEER - NEE consolidates eleven NEER VIEs.  NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, and through its 100% equity ownership has the obligation to absorb expected losses of these VIEs.

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generating facilities with the capability of producing 110 mw.  This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  This VIE uses third-party debt and equity to finance its operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER for the repayment of debt.  The assets and liabilities of the VIE were approximately $96 million and $73 million, respectively, at June 30, 2013 and $90 million and $70 million, respectively, at December 31, 2012, and consisted primarily of property, plant and equipment and long-term debt.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The other ten NEER VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 3,219 mw.  Nine of these VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2018 through 2037; the tenth VIE sells its electric output in the spot market.  The VIEs use third-party debt and/or equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER for the repayment of debt.  The assets and liabilities of these VIEs totaled approximately $4.8 billion and $3.2 billion, respectively, at June 30, 2013. Nine of the ten were VIEs at December 31, 2012 and were consolidated; the assets and liabilities of those VIEs totaled approximately $4.6 billion and $3.2 billion, respectively, at December 31, 2012.  At June 30, 2013 and December 31, 2012, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of June 30, 2013 and December 31, 2012, several NEE subsidiaries have investments totaling approximately $712 million ($551 million at FPL) and $753 million ($583 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets.  As of June 30, 2013, NEE subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

8.  Common Shareholders' Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share of common stock from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(millions, except per share amounts)
Numerator - income from continuing operations	$610	$607	$695	$1,068
Denominator:
Weighted-average number of common shares outstanding - basic	421.8	415.0	421.4	413.7
Performance share awards, equity units, options and restricted stock(a)	3.0	2.2	2.9	2.3
Weighted-average number of common shares outstanding - assuming dilution	424.8	417.2	424.3	416.0
Earnings per share of common stock from continuing operations:
Basic	$1.45	$1.46	$1.64	$2.58
Assuming dilution	$1.44	$1.45	$1.64	$2.57
————————————

(a)
Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.  Performance share awards, options, equity units and restricted stock are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Common shares issuable pursuant to stock options, performance shares, restricted stock awards and equity units which were not included in the denominator above due to their antidilutive effect were approximately 0.3 million and 10.3 million for the three months ended June 30, 2013 and 2012, respectively, and 0.3 million and 8.5 million for the six months ended June 30, 2013 and 2012, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, for the three and six months ended June 30, 2013 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three months ended June 30, 2013
Balances, March 31, 2013	$(180)		$130		$(67)	$3	$(22)	$(136)
Other comprehensive income (loss) before reclassifications	36		2		—	(23)	5	20
Amounts reclassified from AOCI	18	(a)	(4)	(b)	—	—	—	14
Net other comprehensive income (loss)	54		(2)		—	(23)	5	34
Balances, June 30, 2013	$(126)		$128		$(67)	$(20)	$(17)	$(102)
————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Six months ended June 30, 2013
Balances, December 31, 2012	$(266)		$96		$(74)	$12	$(23)	$(255)
Other comprehensive income (loss) before reclassifications	101		42		6	(32)	6	123
Amounts reclassified from AOCI	39	(a)	(10)	(b)	1	—	—	30
Net other comprehensive income (loss)	140		32		7	(32)	6	153
Balances, June 30, 2013	$(126)		$128		$(67)	$(20)	$(17)	$(102)
————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

9.  Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEE during the six months ended June 30, 2013 were as follows:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)
January - June 2013	NEECH and NEER subsidiary	Canadian revolving credit agreements	Variable	(a)	$119	Various
January - June 2013	NEER subsidiaries	Euro-denominated senior secured limited-recourse loan	Variable	(a)(b)	$35	2030	(c)
January - March 2013	Lone Star Transmission, LLC	Senior secured limited-recourse loan	Variable	(a)	$77	2016
January 2013	NEECH	Junior subordinated debentures	5.00%		$450	2073
May 2013	NEER subsidiary	Senior secured limited-recourse term loan	Variable	(d)	$1,150	2020
June 2013	FPL	First mortgage bonds	2.75%		$500	2023
June 2013	NEECH	Debentures	3.625%		$250	2023
June 2013	NEER subsidiary	Senior secured limited-recourse term loan	Variable	(a)(b)	$254	2031
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	Interest rate swap agreements have been entered into with respect to these issuances. See Note 2.

(c)	See Note 10 - Commitments for discussion of a default on the senior secured limited-recourse loan.

(d)	Variable rate is based on the greater of an underlying index or a floor, plus a margin.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.  Commitments and Contingencies

Commitments - NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities and the procurement of nuclear fuel.  At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction of wind and solar projects and the procurement of nuclear fuel.  Capital expenditures for Corporate and Other include, among other things, the cost to meet customer-specific requirements and maintain the fiber-optic network for the fiber-optic telecommunications business (FPL FiberNet) and the cost to maintain existing transmission facilities at NextEra Energy Transmission, LLC (NEET).

At June 30, 2013, estimated capital expenditures for the remainder of 2013 through 2017 were as follows:

	Remainder of 2013	2014	2015	2016	2017	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$335	$790	$255	$80	$—	$1,460
Existing	375	760	735	600	550	3,020
Transmission and distribution	440	1,170	1,085	1,055	795	4,545
Nuclear fuel	190	140	210	220	225	985
General and other	95	160	110	125	120	610
Total(d)	$1,435	$3,020	$2,395	$2,080	$1,690	$10,620
NEER:
Wind(e)	$425	$80	$15	$5	$5	$530
Solar(f)	325	140	—	—	—	465
Nuclear(g)	160	290	245	325	295	1,315
Other(h)	65	40	100	80	40	325
Total	$975	$550	$360	$410	$340	$2,635
Corporate and Other	$55	$80	$70	$70	$70	$345
————————————

(a)	Includes allowance for funds used during construction (AFUDC) of approximately $35 million, $57 million, $50 million and $27 million for the remainder of 2013 through 2016, respectively.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.

(c)
Consists of projects that have received FPSC approval. Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.

(d)
FPL has identified $1.5 billion to $2.5 billion in potential incremental capital expenditures through 2016 in addition to what is included in the table above. Excludes potential incremental capital expenditures totaling approximately $1.6 billion for the natural gas pipeline system. See Part II, Item 5. (c)(i).

(e)
Consists of capital expenditures for new wind projects and related transmission totaling approximately 450 mw, including approximately 125 mw in Canada, that have received applicable internal approvals.  Excludes new Canadian wind projects requiring internal approvals with generation totaling approximately 470 mw in 2014 and 2015, with an estimated total cost of approximately $1.3 billion to $1.7 billion. NEER expects to add up to 1,500 mw of new U.S. wind generation through 2014 at a total cost of up to $3 billion.

(f)
Consists of capital expenditures for new solar projects and related transmission totaling 545 mw that have received applicable internal approvals, including equity contributions associated with a 50% equity investment in a 550 mw solar project.  Excludes a solar project requiring internal approval with generation totaling 250 mw with an estimated cost of approximately $600 million to $800 million.  Additionally, NEER expects to add up to 300 mw of incremental solar generation at a cost of up to $1 billion through 2016.

(g)	Includes nuclear fuel.

(h)	Consists of capital expenditures that have received applicable internal approvals.

These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

On March 28, 2013 and May 3, 2013, events of default occurred under the financing agreements for the Spain solar projects as a result of changes of law that occurred in December 2012 and February 2013.  These changes of law, collectively, negatively affected the projected economics of the projects and have caused the existing financing arrangements to be unsupportable by expected future project cash flows.  The events of default provide for, among other things, a right by the lenders (which they have not exercised to date) to accelerate the payment of the project-related debt.  Accordingly, approximately $677 million of debt and $91 million of derivative liabilities related to interest rate swaps continue to be classified as current maturities of long-term debt and current derivative liabilities, respectively, on NEE's condensed consolidated balance sheets as of June 30, 2013.  The lenders have issued, subject to specified qualifications, waivers through July 31, 2013 to allow the project borrowers to draw additional debt under the financing agreements in order to support specified costs related to the Spain solar projects.  The parties to the financing agreements had been in negotiations to seek to restructure the financing arrangements for the projects and, on March 20, 2013, NEECH filed a lawsuit in the U.S. District Court for the Southern District of New York against the lenders requesting that the court confirm NEECH's conclusion that its obligations to the lenders are limited, as a result of changes of law, to guaranteeing the payment of the remaining unfunded base equity commitment (approximately $17 million remaining at June 30, 2013) specified under the financing agreements, as opposed to guaranteeing the payment of all debt outstanding under the financing agreements ($677 million at June 30, 2013) as well as associated interest rate swap breakage ($161 million at June 30, 2013) and other specified costs.  There can be no assurance that the court will agree with NEECH's position that its guarantee is limited as a result of changes of law or that the financing arrangements will be successfully restructured. The lenders have filed a response to the lawsuit in which they disagree with NEECH's conclusion and contend that NEECH's obligations to guarantee the foregoing amounts have not been limited. In addition, the impairment recorded due to the changes of law has caused the NEER subsidiary in Spain that is the direct shareholder of the project companies (whose primary assets are the stock of the project companies) to have a negative net equity position on its balance sheet, which will require it under Spanish law to commence liquidation proceedings by the end of October 2013 if the net equity position is not restored to specified levels. Such a mandatory liquidation event could cause the lenders to seek to accelerate the payment of the project-related debt and/or foreclose on the project assets.

In July 2013, the Spanish government published a new law that created a new economic framework for the Spanish renewable energy sector.  Additional regulatory pronouncements from the Spanish government are needed to complete and implement the framework. NEE is unable to assess the framework's ultimate impact on the Spain solar projects at this time.

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,330 mw annually through 2015 and 375 mw annually thereafter through 2021.  FPL also has various firm pay-for-performance contracts to purchase approximately 705 mw from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2024 through 2034.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas.

NEER has entered into contracts with expiration dates ranging from August 2013 through 2030 primarily for the purchase of solar reflectors, wind turbines and towers, steam turbine generators and heat collection elements and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel.  Approximately $1.4 billion of commitments under such contracts are included in the estimated capital expenditures table in Commitments above.  In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from August 2013 through 2033.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The required capacity and/or minimum payments under the contracts discussed above as of June 30, 2013 were estimated as follows:

	Remainder of 2013	2014	2015	2016	2017	Thereafter
	(millions)
FPL:
Capacity charges:(a)
Qualifying facilities	$140	$285	$290	$250	$255	$2,225
JEA and Southern subsidiaries	$115	$215	$195	$70	$50	$10
Minimum charges, at projected prices:
Natural gas, including transportation and storage(b)	$1,130	$1,295	$570	$535	$530	$6,405
Coal(b)	$50	$30	$5	$5	$—	$—
NEER	$745	$390	$140	$145	$70	$585
Corporate and Other(c)(d)	$30	$10	$10	$10	$10	$10
————————————

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $119 million and $129 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $244 million and $262 million for the six months ended June 30, 2013 and 2012, respectively.  Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $86 million and $82 million for the three months ended June 30, 2013 and 2012, respectively, and approximately $109 million and $121 million for the six months ended June 30, 2013 and 2012, respectively.

(b)	Recoverable through the fuel clause.

(c)	Includes an approximately $65 million commitment to invest in clean power and technology businesses through 2021.

(d)	Excludes approximately $145 million, in 2013, of joint obligations of NEECH and NEER which are included in the NEER amounts above.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this Act, NEE maintains $375 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $12.2 billion of liability insurance coverage per incident at any nuclear reactor in the United States.  Under the secondary financial protection system, NEE is subject to retrospective assessments of up to $940 million ($470 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the United States, payable at a rate not to exceed $140 million ($70 million for FPL) per incident per year.  NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold Energy Center (Duane Arnold) and St. Lucie Unit No. 2, which approximates $14 million, $35 million and $18 million, plus any applicable taxes, per incident, respectively.

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  Effective April 1, 2013, a $1.5 billion sublimit was established for non-nuclear perils.  NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $197 million ($117 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year.  NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $3 million, $5 million and $4 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of its transmission and distribution property and has no property insurance coverage for FPL FiberNet's fiber-optic cable.  Should FPL's future storm restoration costs exceed the reserve amount established through the issuance of storm-recovery bonds by a VIE in 2007, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL or Lone Star Transmission, LLC (Lone Star), would be borne by NEE and/or FPL and/or Lone Star, as the case may be, and could have a material adverse effect on NEE's and FPL's financial condition, results of operations and liquidity.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Legal Proceedings - In November 1999, the Attorney General of the United States, on behalf of the U.S. Environmental Protection Agency (EPA), brought an action in the U.S. District Court for the Northern District of Georgia against Georgia Power Company and other subsidiaries of The Southern Company for certain alleged violations of the Prevention of Significant Deterioration (PSD) provisions and the New Source Performance Standards (NSPS) of the Clean Air Act.  In May 2001, the EPA amended its complaint to allege, among other things, that Georgia Power Company constructed and is continuing to operate Scherer Unit No. 4, in which FPL owns an interest of approximately 76%, without obtaining a PSD permit, without complying with NSPS requirements, and without applying best available control technology for nitrogen oxides, sulfur dioxides and particulate matter as required by the Clean Air Act.  It also alleges that unspecified major modifications have been made at Scherer Unit No. 4 that require its compliance with the aforementioned Clean Air Act provisions.  The EPA seeks injunctive relief requiring the installation of best available control technology and civil penalties.  Under the EPA's civil penalty rules, the EPA could assess up to $25,000 per day for each violation from an unspecified date after June 1, 1975 through January 30, 1997, up to $27,500 per day for each violation from January 31, 1997 through March 15, 2004, up to $32,500 per day for each violation from March 16, 2004 through January 12, 2009 and up to $37,500 per day for each violation thereafter.  Georgia Power Company has answered the amended complaint, asserting that it has complied with all requirements of the Clean Air Act, denying the plaintiff's allegations of liability, denying that the plaintiff is entitled to any of the relief that it seeks and raising various other defenses.  In June 2001, a federal district court stayed discovery and administratively closed the case and the EPA has not yet moved to reopen the case.  In April 2007, the U.S. Supreme Court in a separate unrelated case rejected an argument that a "major modification" occurs at a plant only when there is a resulting increase in the hourly rate of air emissions.  Georgia Power Company has made a similar argument in defense of its case, but has other factual and legal defenses that are unaffected by the U.S. Supreme Court's decision.

In 1995 and 1996, NEE, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  In June 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against NEE and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest from January 29, 1999.  NEE has filed an answer to the complaint.  NEE believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from NEE, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the repurchase, or (iii) the repurchase left Adelphia with unreasonably small capital.  The trial was completed in May 2012 and closing arguments were heard in July 2012.

In October 2004, TXU Portfolio Management Company (TXU) served FPL Energy Pecos Wind I, LP, FPL Energy Pecos Wind I GP, LLC, FPL Energy Pecos Wind II, LP, FPL Energy Pecos Wind II GP, LLC and Indian Mesa Wind Farm, LP (NEER Affiliates) as defendants in a civil action filed in the District Court in Dallas County, Texas.  FPL Energy, LLC, now known as NextEra Energy Resources, LLC, was added as a defendant in 2005.  The petition alleged that the NEER Affiliates had contractual obligations to produce and sell to TXU a minimum quantity of energy and renewable energy credits each year during the period from 2002 through 2005 and that the NEER Affiliates failed to meet this obligation.  The plaintiff asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million plus attorneys' fees, costs and interest.  Following a jury trial in 2007, among other findings, both TXU and the NEER Affiliates were found to have breached the contracts.  In August 2008, the trial court issued a final judgment holding that the contracts were not terminated and neither party was entitled to recover any damages.  In November 2008, TXU appealed the final judgment to the Fifth District Court of Appeals in Dallas, Texas.  In an opinion issued in July 2010, the appellate court reversed portions of the trial court's judgment, ruling that the contracts' liquidated damage provision is an enforceable liquidated damages clause.  The appellate court ordered that the case be remanded back to the trial court for further proceedings to determine the amount of damages payable by the NEER Affiliates.  The NEER Affiliates filed a motion for rehearing of the appellate court’s decision, which motion was denied, and in April 2011 filed a petition for review of the appellate court decision with the Texas Supreme Court.  In February 2012, the Texas Supreme Court granted the petition for review and oral arguments were heard in October 2012.

NEE and FPL are vigorously defending, and believe that they or their affiliates have meritorious defenses to, the lawsuits described above.  In addition to the legal proceedings discussed above, NEE and its subsidiaries, including FPL, are involved in other legal and regulatory proceedings, actions and claims in the ordinary course of their businesses.  Generating plants in which subsidiaries of NEE, including FPL, have an ownership interest are also involved in legal and regulatory proceedings, actions and claims, the liabilities from which, if any, would be shared by such subsidiary.  In the event that NEE and FPL, or their affiliates, do not prevail in the lawsuits described above or these other legal and regulatory proceedings, actions and claims, there may be a material adverse effect on their financial statements.  While management is unable to predict with certainty the outcome of the lawsuits described above or these other legal and regulatory proceedings, actions and claims, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of NEE or FPL.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11.  Segment Information

NEE's reportable segments are FPL, a rate-regulated electric utility, and NEER, a competitive energy business.  NEER's segment information includes an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  NEE's segment information is as follows:

	Three Months Ended June 30,
	2013					2012
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$2,696	$1,046		$91	$3,833	$2,580	$1,030		$57	$3,667
Operating expenses	$1,972	$806		$74	$2,852	$1,918	$698	(b)	$51	$2,667
Net income (loss)	$391	$229	(c)	$(10)	$610	$353	$251	(c)	$3	$607

	Six Months Ended June 30,
	2013					2012
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$4,885	$2,062		$165	$7,112	$4,804	$2,120		$114	$7,038
Operating expenses	$3,618	$1,955	(d)	$124	$5,697	$3,661	$1,477	(b)	$97	$5,235
Income from continuing operations	$679	$14	(c)	$2	$695	$592	$472	(c)	$4	$1,068
Net gain from discontinued operations, net of income taxes(e)	$—	$175		$13	$188	$—	$—		$—	$—
Net income	$679	$189	(c)	$15	$883	$592	$472	(c)	$4	$1,068

	June 30, 2013				December 31, 2012
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER		Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$35,990	$27,091	$2,136	$65,217	$34,853	$27,139	(f)	$2,447	$64,439
————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt.  For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)	Amount is restated to conform to current year's presentation.

(c)
Includes NEER's tax benefits related to PTCs and for the six months ended June 30, 2013 also includes after-tax charges of $342 million associated with the impairment of the Spain solar projects. See Note 3 - Nonrecurring Fair Value Measurements and Note 5.

(d)	Includes an impairment charge on NEER's Spain solar projects of $300 million. See Note 3 - Nonrecurring Fair Value Measurements.

(e)	See Note 6.

(f)	Includes assets held for sale of approximately $335 million.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL.  Most of NEECH's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NEE.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended June 30,
	2013				2012
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,140	$2,693	$3,833	$—	$1,090	$2,577	$3,667
Operating expenses(b)	(4)	(878)	(1,970)	(2,852)	(5)	(747)	(1,915)	(2,667)
Interest expense	(2)	(161)	(103)	(266)	(3)	(163)	(104)	(270)
Equity in earnings of subsidiaries	623	—	(623)	—	607	—	(607)	—
Other income (deductions) - net(b)	(1)	94	13	106	2	108	10	120
Income (loss) before income taxes	616	195	10	821	601	288	(39)	850
Income tax expense (benefit)	6	(36)	241	211	(6)	34	215	243
Net income (loss)	$610	$231	$(231)	$610	$607	$254	$(254)	$607

	Six Months Ended June 30,
	2013				2012
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$2,234	$4,878	$7,112	$—	$2,241	$4,797	$7,038
Operating expenses(b)	(7)	(2,078)	(3,612)	(5,697)	(9)	(1,572)	(3,654)	(5,235)
Interest expense	(5)	(331)	(201)	(537)	(6)	(324)	(206)	(536)
Equity in earnings of subsidiaries	872	—	(872)	—	1,065	—	(1,065)	—
Other income - net(b)	1	168	27	196	2	181	17	200
Income (loss) from continuing operations before income taxes	861	(7)	220	1,074	1,052	526	(111)	1,467
Income tax expense (benefit)	(9)	(25)	413	379	(16)	53	362	399
Income (loss) from continuing operations	870	18	(193)	695	1,068	473	(473)	1,068
Net gain from discontinued operations, net of income taxes	13	175	—	188	—	—	—	—
Net income (loss)	$883	$193	$(193)	$883	$1,068	$473	$(473)	$1,068
————————————
(a)  Represents FPL and consolidating adjustments.
(b)  Prior year amounts are restated to conform to the current year's presentation.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30,
	2013				2012
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss)	$644	$265	$(265)	$644	$511	$151	$(151)	$511

	Six Months Ended June 30,
	2013				2012
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss)	$1,036	$339	$(339)	$1,036	$1,032	$442	$(442)	$1,032
————————————

(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	June 30, 2013				December 31, 2012
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$32	$27,528	$38,851	$66,411	$31	$26,638	$38,248	$64,917
Less accumulated depreciation and amortization	(9)	(5,291)	(10,651)	(15,951)	(7)	(4,800)	(10,697)	(15,504)
Total property, plant and equipment - net	23	22,237	28,200	50,460	24	21,838	27,551	49,413
CURRENT ASSETS
Cash and cash equivalents	—	381	30	411	2	287	40	329
Receivables	481	1,224	415	2,120	398	1,208	450	2,056
Other	9	1,036	1,159	2,204	432	1,421	999	2,852
Total current assets	490	2,641	1,604	4,735	832	2,916	1,489	5,237
OTHER ASSETS
Investment in subsidiaries	16,530	—	(16,530)	—	16,064	—	(16,064)	—
Other	716	4,696	4,610	10,022	647	4,749	4,393	9,789
Total other assets	17,246	4,696	(11,920)	10,022	16,711	4,749	(11,671)	9,789
TOTAL ASSETS	$17,759	$29,574	$17,884	$65,217	$17,567	$29,503	$17,369	$64,439
CAPITALIZATION
Common shareholders' equity	$16,601	$3,661	$(3,661)	$16,601	$16,068	$3,533	$(3,533)	$16,068
Long-term debt	—	15,015	8,499	23,514	—	14,848	8,329	23,177
Total capitalization	16,601	18,676	4,838	40,115	16,068	18,381	4,796	39,245
CURRENT LIABILITIES
Debt due within one year	—	4,017	701	4,718	—	3,624	558	4,182
Accounts payable	—	559	720	1,279	1	667	613	1,281
Other	520	1,863	487	2,870	440	2,317	659	3,416
Total current liabilities	520	6,439	1,908	8,867	441	6,608	1,830	8,879
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	536	1,238	1,774	—	508	1,207	1,715
Deferred income taxes	106	1,013	5,742	6,861	497	891	5,315	6,703
Other	532	2,910	4,158	7,600	561	3,115	4,221	7,897
Total other liabilities and deferred credits	638	4,459	11,138	16,235	1,058	4,514	10,743	16,315
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$17,759	$29,574	$17,884	$65,217	$17,567	$29,503	$17,369	$64,439
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30,
	2013				2012
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$598	$657	$995	$2,250	$403	$667	$858	$1,928
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(1,647)	(1,507)	(3,154)	—	(1,767)	(2,263)	(4,030)
Capital contribution to FPL	—	—	—	—	(240)	—	240	—
Cash grants under the Recovery Act	—	170	—	170	—	3	—	3
Change in loan proceeds restricted for construction	—	207	—	207	—	95	—	95
Other - net	—	26	(34)	(8)	—	(48)	(41)	(89)
Net cash used in investing activities	—	(1,244)	(1,541)	(2,785)	(240)	(1,717)	(2,064)	(4,021)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	2,364	498	2,862	—	1,736	594	2,330
Retirements of long-term debt	—	(998)	(427)	(1,425)	—	(621)	(25)	(646)
Proceeds from sale of differential membership interests	—	201	—	201	—	337	—	337
Net change in short-term debt	—	(611)	241	(370)	—	(38)	208	170
Issuances of common stock	9	—	—	9	372	—	—	372
Dividends on common stock	(557)	—	—	(557)	(500)	—	—	(500)
Other - net	(52)	(275)	224	(103)	(35)	(434)	417	(52)
Net cash provided by (used in) financing activities	(600)	681	536	617	(163)	980	1,194	2,011
Net increase (decrease) in cash and cash equivalents	(2)	94	(10)	82	—	(70)	(12)	(82)
Cash and cash equivalents at beginning of period	2	287	40	329	1	339	37	377
Cash and cash equivalents at end of period	$—	$381	$30	$411	$1	$269	$25	$295
————————————

(a)	Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves approximately 4.6 million customer accounts in Florida and is one of the largest rate-regulated electric utilities in the U.S., and NEER, which together with affiliated entities is the largest generator in North America of renewable energy from the wind and sun.  The table below presents NEE’s net income (loss) and earnings (loss) per share by reportable segment - FPL, NEER and Corporate and Other, which is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as other income and expense items, including interest expense, income taxes and eliminating entries (see Note 11 for additional segment information).  The discussion that follows should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2012 Form 10-K.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year period.

	Net Income (Loss)		Earnings (Loss) Per Share, assuming dilution		Net Income		Earnings Per Share, assuming dilution
	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(millions)				(millions)
FPL	$391	$353	$0.92	$0.85	$679	$592	$1.60	$1.42
NEER(a)	229	251	0.54	0.60	189	472	0.45	1.13
Corporate and Other	(10)	3	(0.02)	—	15	4	0.03	0.02
NEE	$610	$607	$1.44	$1.45	$883	$1,068	$2.08	$2.57
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

Additional Outlook Matters

In addition to the initiatives described in the 2012 Form 10-K, investing in additional capital projects and improving other operations and maintenance (O&M) efficiency and productivity could provide incremental growth opportunities for NEE and FPL through 2016 as follows:

•
NEE, through its subsidiaries, may have the potential to deploy additional growth capital through 2016.  FPL has identified potential incremental capital expenditures that have the potential to improve its long-term customer value proposition and create value for NEE shareholders.  NEER expects to invest capital for additional U.S. wind projects with generation up to 1,500 mw in 2013 and 2014 and potential incremental capital for solar projects with generation up to 300 mw through 2016.  NEER also expects to deploy approximately $200 million to $250 million per year of net capital in its gas infrastructure business through 2016.

•	NEET is actively competing for new transmission projects throughout North America.

Also see Note 10 - Commitments and Part II, Item 5. (c)(i).

Adjusted Earnings

NEE prepares its financial statements in accordance with generally accepted accounting principles in the U.S. (GAAP).  However, management uses earnings excluding certain items (adjusted earnings), a non-GAAP financial measure, internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as an input in determining whether performance goals are met for performance-based compensation under NEE’s employee incentive compensation plans.  NEE also uses adjusted earnings when communicating its financial results and earnings outlook to investors.  NEE’s management believes adjusted earnings provides a more meaningful representation of the company’s fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income in accordance with GAAP, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.  Adjusted earnings do not represent a substitute for net income, as prepared in accordance with GAAP.

Adjusted earnings exclude the unrealized mark-to-market effect of non-qualifying hedges (as described below) and other than temporary impairment (OTTI) losses on securities held in NEER’s nuclear decommissioning funds, net of the reversal of previously recognized OTTI losses on securities sold and losses on securities where price recovery was deemed unlikely (collectively, OTTI reversals).  However, other adjustments may be made from time to time with the intent to provide more meaningful and comparable results of ongoing operations.

NEE and NEER segregate into two categories unrealized mark-to-market gains and losses on derivative transactions.  The first category, referred to as non-qualifying hedges, represents certain energy derivative transactions, and, beginning in the second quarter of 2013 certain interest rate derivative transactions, entered into as economic hedges but the transactions do not meet the requirements for hedge accounting, hedge accounting treatment is not elected or hedge accounting has been discontinued.  Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility because the economic offset to the positions are not marked to market.  As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions.  For example, a gain (loss) in the non-qualifying hedge category for certain energy derivatives is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP.  For this reason, NEE's management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance.  The second category, referred to as trading activities, which is included in adjusted earnings, represents the net unrealized effect of actively traded positions entered into to take advantage of expected market price movements and all other commodity hedging activities.  At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause or the capacity clause.  See Note 2.

During the six months ended June 30, 2013, an impairment charge recorded by NEER of $300 million ($342 million after-tax) related to the Spain solar projects was recorded in NEE's condensed consolidated statements of income.  See Note 3 - Nonrecurring Fair Value Measurements and Note 5 and, for a discussion of additional developments that could potentially impact the Spain solar projects, see Note 10 - Commitments.  During the same period, an after-tax net gain from discontinued operations of $188 million ($175 million recorded at NEER and $13 million recorded at Corporate and Other) was recorded in NEE's condensed consolidated statements of income.  The after-tax net gain from discontinued operations consisted of $231 million for the March 2013 hydro sale, partly offset by a $43 million write down associated with Maine fossil.  See Note 6.  In 2013, adjusted earnings also exclude the after-tax charges associated with the impairment of the Spain solar projects and the after-tax net gain from discontinued operations in order to make period to period comparisons more meaningful.

The following table provides details of the adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(millions)
Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity(a)	$(9)	$65	$(61)	$102
Income (loss) from OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals	$(1)	$15	$1	$17
After-tax charges recorded by NEER associated with the impairment of the Spain solar projects	$—	$—	$(342)	$—
After-tax net gain from discontinued operations(b)	$—	$—	$188	$—
____________________

(a)
For the three months ended June 30, 2013, $8 million of losses are included in NEER's net income; the balance is included in Corporate and Other.  All of the loss reported for the six months ended June 30, 2013 is included in NEER's net income.  For the three and six months ended June 30, 2012, $63 million and $100 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

(b)	For the six months ended June 30, 2013, $175 million of the gain is included in NEER's net income; the balance is included in Corporate and Other.

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices and interest rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

RESULTS OF OPERATIONS

Summary

NEE's net income for the three months ended June 30, 2013 was $3 million higher than the prior period, reflecting higher results at FPL, partly offset by lower results at NEER and Corporate and Other, while earnings per share were 1 cent below the prior period reflecting additional shares outstanding.  NEE's net income for the six months ended June 30, 2013 was lower than the prior period by $185 million, or 49 cents per share, primarily due to lower results at NEER.

FPL's increase in net income for the three and six months ended June 30, 2013 was primarily driven by continued investments in plant in service which resulted in the use of FPL's reserve amortization to earn an 11.0% return on common equity as determined for regulatory purposes (regulatory ROE) on its retail rate base.

NEER's results decreased for the three months ended June 30, 2013 primarily due to net unrealized mark-to-market losses from non-qualifying hedge activity for the three months ended June 30, 2013 compared to gains on such hedges in the prior year period, partly offset by higher results from new investments.  NEER's results decreased for the six months ended June 30, 2013 primarily due to the $342 million of after-tax charges associated with the impairment of the Spain solar projects and net unrealized mark-to-market losses from non-qualifying hedge activity compared to gains on such hedges in the prior year period, partly offset by the $175 million net after-tax gain from discontinued operations and higher results from new investments.

Corporate and Other's results decreased for the three months ended June 30, 2013 primarily due to unfavorable consolidating income tax adjustments and higher interest expense, partly offset by higher results from NEET and certain unrealized mark-to-market investment gains.  Corporate and Other's results increased for the six months ended June 30, 2013 primarily due to higher results from NEET and certain unrealized mark-to-market investment gains.

NEE's effective income tax rates for the three months ended June 30, 2013 and 2012 were approximately 26% and 29%, respectively.  NEE's effective income tax rates for the six months ended June 30, 2013 and 2012 were approximately 35% and 27%, respectively.  The increase in the rate for the six months ended June 30, 2013 is primarily due to the establishment of a full valuation allowance during the first quarter of 2013 on the deferred tax assets associated with the Spain solar projects (see Note 3 - Nonrecurring Fair Value Measurements and Note 5).  The rates for all periods reflect the effect of PTCs for wind projects at NEER and deferred income tax benefits associated with convertible ITCs under the Recovery Act.  PTCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income.  The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off.  PTCs for the three months ended June 30, 2013 and 2012 were approximately $66 million and $50 million, respectively, and $125 million and $112 million for the comparable six-month periods.  Deferred income tax benefits associated with convertible ITCs for the three months ended June 30, 2013 and 2012 were approximately $21 million and $10 million, respectively, and $33 million and $23 million for the comparable six-month periods.  See Note 5.

FPL:  Results of Operations

FPL’s net income for the three months ended June 30, 2013 and 2012 was $391 million and $353 million, respectively, an increase of $38 million.  FPL’s net income for the six months ended June 30, 2013 and 2012 was $679 million and $592 million, respectively, an increase of $87 million.

The use of the reserve amortization is permitted by a January 2013 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement) and, for the prior period, a February 2011 FPSC final order approving a stipulation and settlement agreement between FPL and principal parties in a prior rate case (2010 rate agreement), subject to limitations provided in the rate agreements.  In order to earn a targeted regulatory ROE each reporting period under the 2012 and 2010 rate agreements, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest, taxes other than income taxes and income tax expenses.  In general, the net impact of these income statement line items are offset, in part, by reserve amortization to earn a targeted regulatory ROE.  The drivers of FPL's net income not reflected in the reserve amortization calculation include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, equity component of AFUDC (AFUDC - equity) and costs not allowed to be recovered by the FPSC.

For all periods presented, FPL earned a regulatory ROE of 11.0%, as permitted by the 2012 and 2010 rate agreements.  FPL expects its regulatory ROE for 2013 to be 11.0% to 11.25%.  The $38 million and $87 million increase in FPL's net income for the three and six months ended June 30, 2013, respectively, was primarily driven by:

•
higher earnings on investment in plant in service of $43 million and $89 million, respectively.  Average investment in plant in service grew FPL's retail rate base by approximately $3.6 billion and $3.2 billion for the three and six months ended June 30, 2013, respectively, reflecting, among other things, the extended power uprates at FPL's nuclear units, the modernized Cape Canaveral facility (Cape Canaveral unit) and ongoing transmission and distribution additions, partly offset by,

•	lower cost recovery clause results of $9 million and $15 million, respectively.

In addition, FPL's results for the six months ended June 30, 2013 included higher AFUDC - equity of $8 million.

FPL's operating revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(millions)
Retail base	$1,280	$1,086	$2,310	$2,021
Fuel cost recovery	828	959	1,547	1,785
Net recognition of previously deferred retail fuel revenues	54	—	44	—
Other cost recovery clauses and pass-through costs, net of any deferrals	459	469	847	880
Other, primarily wholesale and transmission sales, customer-related fees and pole attachment rentals	75	66	137	118
Total	$2,696	$2,580	$4,885	$4,804

Retail Base

Included in retail base revenues for the three and six months ended June 30, 2013 were approximately $98 million and $177 million, respectively, of revenues associated with new retail base rates under the 2012 rate agreement.  Additional retail base revenues of approximately $62 million and $112 million were collected during the three and six months ended June 30, 2013, respectively, related to new nuclear capacity of approximately 365 mw, which was placed in service in 2012, as permitted by the FPSC's nuclear cost recovery rule.  In 2013, FPL expects to collect approximately $245 million of additional retail base revenues related to the new nuclear capacity.  Retail base rates are expected to increase approximately $164 million on an annualized basis beginning on April 24, 2013 with the entry into service of the Cape Canaveral unit; additional retail base revenues related to the Cape Canaveral unit amounted to $40 million for the three and six months ended June 30, 2013.

FPSC Rate Orders
In July 2013, the Florida Supreme Court scheduled oral argument on September 19, 2013 for the Florida Office of Public Counsel's appeal of the FPSC's final order regarding the 2012 rate agreement.

Retail Customer Usage and Growth
For the three months ended June 30, 2013, FPL experienced a 0.2% increase in average usage per retail customer, reflecting a slight improvement in the economy, partly offset by a reduction in usage as a result of increased efficiency measures and weather conditions which, together with other factors, collectively decreased retail base revenues by approximately $15 million.  For the six months ended June 30, 2013, FPL experienced a 1.8% decrease in average usage per retail customer, reflecting a reduction in usage as a result of weather conditions, one less day of sales in 2013, as 2012 was a leap year, and increased efficiency measures, partly offset by a slight improvement in the economy, which collectively decreased retail base revenues by approximately $55 million.  For both the three and six months ended June 30, 2013, FPL experienced a 0.8% increase in the average number of customer accounts, increasing retail base revenues by approximately $9 million and $15 million, respectively.  FPL entered into an agreement to acquire the City of Vero Beach's electric utility system, which acquisition is subject to regulatory approvals and certain other conditions. FPL is targeting a 2014 closing for the transaction and, upon closing, expects to add approximately 34,000 customer accounts.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs.  Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to nuclear capacity, solar and environmental projects.  For the three months ended June 30, 2013 and 2012, cost recovery clauses contributed $29 million and $38 million, respectively, to FPL’s net income; the amounts for the six months ended June 30, 2013 and 2012 were $56 million and $71 million, respectively.  The decreases are primarily as a result of the collection in 2013 of retail base revenues related to new nuclear capacity which was placed in service in 2012 (see Retail Base above).  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service and is recovered in base rates, pre-construction costs associated with the development of two additional nuclear units at the Turkey Point site and changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes and other, respectively, in the condensed consolidated statements of income.  The decrease in fuel cost recovery revenues for the three and six months ended June 30, 2013 is primarily due to a lower average fuel factor, partly offset by gas sales associated with an incentive mechanism allowed under the 2012 rate agreement (incentive gas sales) and higher interchange power sales.

Other

FPL expects revenues from wholesale sales to increase approximately $100 million in 2014 primarily due to growth of load served under existing wholesale contracts.

Other Items Impacting FPL's Condensed Consolidated Statements of Income

Fuel, Purchased Power and Interchange
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(millions)
Fuel and energy charges during the period	$972	$930	$1,681	$1,688
Net recognition of previously deferred retail fuel costs	—	26	—	92
Net deferral of retail fuel costs	(91)	—	(91)	—
Other, primarily capacity charges, net of any capacity deferral	137	130	248	241
Total	$1,018	$1,086	$1,838	$2,021

The increase in fuel and energy charges for the three months ended June 30, 2013 was primarily due to higher energy sales and gas purchased for incentive gas sales.  The decrease in fuel and energy charges for the six months ended June 30, 2013 was primarily due to lower fuel and energy prices, reflecting additional lower fuel cost nuclear generation in 2013 due to increased capacity of the nuclear units as well as the absence, in 2013, of outages associated with the nuclear uprate project.  This fuel and energy price decrease was partly offset by higher energy sales and gas purchased for incentive gas sales.

O&M Expenses
FPL's O&M expenses decreased $16 million for the three months ended June 30, 2013 primarily due to lower costs recoverable through cost recovery clauses, which are essentially pass-through costs.  FPL's O&M expenses decreased $68 million for the six months ended June 30, 2013, reflecting lower cost recovery clause costs of $36 million, the absence of nuclear outage costs incurred during an outage in the prior year and lower fossil outage costs primarily due to outage timing.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(millions)
Reserve amortization recorded under the 2012 and 2010 rate agreements, respectively	$(82)	$(165)	$(219)	$(329)
Other depreciation and amortization recovered under base rates	276	251	546	502
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	54	39	102	70
Total	$248	$125	$429	$243

The reserve amortization recorded for all periods presented resulted in FPL earning an 11.0% regulatory ROE.  FPL's rate base has continued to grow during these periods as a result of increased plant investment.  The reserve amortization recorded in the current periods was lower than the prior year periods primarily due to additional base revenues collected in 2013 associated with new retail base rates under the 2012 rate agreement.  The reserve amortization recorded for the three and six months ended June 30, 2013 under the 2012 rate agreement reflects the amortization of a depreciation reserve remaining at the end of 2012 under the 2010 rate order; at June 30, 2013 approximately $5 million of this reserve remains available for future amortization.  Also, FPL may amortize over the term of the 2012 rate agreement a portion of FPL's fossil dismantlement reserve up to a maximum of $176 million, subject to certain limits.  Beginning in 2013, such amounts are being amortized as a reduction of regulatory liabilities - accrued asset removal costs on the condensed consolidated balance sheets.  The increase in other depreciation and amortization expense recovered under base rates for the three and six months ended June 30, 2013 is primarily due to higher plant in service balances.  The increase in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization for the three and six months ended June 30, 2013 is primarily due to higher plant in service balances associated with environmental projects under the environmental cost recovery clause.

Taxes Other Income Taxes and Other
Taxes other than income taxes and other increased $15 million and $22 million for the three and six months ended June 30, 2013, respectively, primarily due to higher property taxes reflecting growth in plant in service balances and higher payroll taxes, partly offset by lower franchise fees and revenue taxes, both of which are pass-through costs, and reflect the decrease in fuel cost recovery clause revenues.

Interest Expense
The decrease in interest expense for the three and six months ended June 30, 2013 is primarily due to lower average interest rates, lower interest expense on customer deposits reflecting lower rates and lower average customer deposit balances and, for the six months ended June 30, 2013, higher debt component of AFUDC (AFUDC - debt), partly offset by higher average debt balances.  The change in AFUDC - debt is due to the same factors as described below in AFUDC - equity.

AFUDC - Equity
The increase in AFUDC - equity for the six months ended June 30, 2013 is primarily due to additional AFUDC - equity recorded on construction expenditures associated with the Riviera Beach and Port Everglades modernization projects, partly offset by lower AFUDC - equity associated with the Cape Canaveral unit which was placed in service on April 24, 2013.

Major Capital Projects

In April 2013, FPL completed the final stage of its generation uprate project at Turkey Point Unit No. 4.  On April 24, 2013, FPL placed in service the approximately 1,210 mw natural gas-fired combined-cycle Cape Canaveral unit.

NEER: Results of Operations

NEER’s net income for the three months ended June 30, 2013 and 2012 was $229 million and $251 million, respectively, a decrease of $22 million.  NEER’s net income for the six months ended June 30, 2013 and 2012 was $189 million and $472 million, respectively, a decrease of $283 million.  The primary drivers, on an after-tax basis, of these decreases were as follows:

	Increase (Decrease) From Prior Period
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(millions)
New investments(a)	$51	$66
Existing assets(a)	17	(5)
Gas infrastructure(b)	10	(2)
Customer supply and proprietary power and gas trading businesses(b)	(11)	8
Interest expense, differential membership costs and other	(2)	(6)
Change in unrealized mark-to-market non-qualifying hedge activity(c)(d)	(71)	(161)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	(16)	(16)
Charges associated with the impairment of the Spain solar projects(e)	—	(342)
Net gain from discontinued operations(f)	—	175
Net income decrease	$(22)	$(283)
______________________

(a)
Includes PTCs and state ITCs on wind projects and, for new investments, deferred income tax and other benefits associated with convertible ITCs but does not include allocation of interest expense or corporate general and administrative expenses.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	Does not include allocation of interest expense or corporate general and administrative expenses.

(c)	See Note 2 and Overview related to derivative instruments.

(d)	See table in Overview for additional detail.

(e)	See Note 3 - Nonrecurring Fair Value Measurements and Overview for additional information.

(f)	See Note 6 and Overview for additional information.

New Investments

Results from new investments for the three months ended June 30, 2013 increased primarily due to:

•	the addition of approximately 1,343 mw of wind and 100 mw of solar generation during or after the three months ended June 30, 2012, and

•	higher deferred income tax and other benefits associated with convertible ITCs of $10 million.

Results from new investments for the six months ended June 30, 2013 increased primarily due to:

•	the addition of approximately 1,520 mw of wind and 140 mw of solar generation during or after the six months ended June 30, 2012, partly offset by,

•	lower state ITCs of $8 million.

Existing Assets

Results from NEER's existing asset portfolio for the three months ended June 30, 2013 increased primarily due to:

•	higher wind generation of approximately $6 million,

•	increased generation at Seabrook, primarily due to the absence of a 2012 reduction in capacity, as well as lower operating costs at that facility, and

•	improved results of $9 million in the Electric Reliability Council of Texas (ERCOT) region primarily due to the absence of outages that occurred in 2012 at the natural gas facilities, partly offset by,

•	lower results of $8 million due to the absence of the hydro assets which were sold in the first quarter of 2013, and

•	PTC roll off of $3 million.

Results from NEER's existing asset portfolio for the six months ended June 30, 2013 decreased primarily due to:

•	lower wind generation of approximately $21 million, and

•	PTC roll off of $6 million,
partly offset by,

•	increased generation at Seabrook, primarily due to the absence of a 2012 reduction in capacity, as well as lower operating costs at that facility.

Gas Infrastructure

The increase in gas infrastructure results for the three months ended June 30, 2013 is primarily due to income from additional production in 2013.  The decrease in gas infrastructure results for the six months ended June 30, 2013 is primarily due to the absence of gains recorded in 2012 from exiting the hedged positions on a number of future gas production opportunities, partly offset by income from additional production in 2013.

Customer Supply and Proprietary Power and Gas Trading

Results from the customer supply and proprietary power and gas trading businesses decreased for the three months ended June 30, 2013 primarily due to the absence of a gain recorded in 2012 on a power sales contract and lower results from NEER's retail electricity provider.  Results from the customer supply and proprietary power and gas trading businesses increased for the six months ended June 30, 2013 primarily due to higher power and gas marketing and trading and full requirements results, reflective of market and weather conditions, partly offset by the absence of the 2012 power sales contract gain and lower results from the retail electricity provider.

Interest Expense, Differential Membership Costs and Other

For the three and six months ended June 30, 2013, interest expense, differential membership costs and other reflects higher borrowing costs to support the growth of the business and higher employee-related costs, partly offset by lower average interest rates and favorable state income tax benefits.

Other Factors

Supplemental to the primary drivers of the changes in net income discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended June 30, 2013 increased $16 million primarily due to:

•	higher revenues from new investments of approximately $65 million, and

•
higher revenues in the New England Power Pool (NEPOOL) region primarily due to higher generation at Seabrook due to the absence of a 2012 reduction in capacity and higher revenues in the ERCOT region primarily due to the absence of outages that occurred in 2012 at the natural gas facilities, offset in part by lower revenues at NextEra Energy Power Marketing, LLC (PMI) and lower contracted revenues (collectively, $53 million), partly offset by,

•
higher unrealized mark-to-market losses from non-qualifying hedges ($7 million for the three months ended June 30, 2013 compared to $100 million of gains on such hedges for the comparable period in 2012).

Operating revenues for the six months ended June 30, 2013 decreased $58 million primarily due to:

•
higher unrealized mark-to-market losses from non-qualifying hedges ($107 million for the six months ended June 30, 2013 compared to $223 million of gains on such hedges for the comparable period in 2012), and

•	lower wind generation from the existing asset portfolio of approximately $41 million, partly offset by,

•	higher revenues from new investments of $109 million,

•
higher revenues in the NEPOOL region primarily due to higher generation at Seabrook due to the absence of a 2012 reduction in capacity and higher revenues in the ERCOT region primarily due to the absence of outages that occurred in 2012 at the natural gas facilities, offset in part by lower revenues at PMI (collectively, $108 million), and

•	higher gas infrastructure revenues.

Operating Expenses
Operating expenses for the three months ended June 30, 2013 increased $108 million primarily due to:

•	higher operating expenses associated with new investments of approximately $33 million,

•	higher fuel expense in the NEPOOL and ERCOT regions, offset in part by lower fuel expense at PMI (collectively, $55 million), and

•	higher unrealized mark-to-market losses from non-qualifying hedges ($31 million for the three months ended June 30, 2013 compared to $8 million of such losses for the comparable period in 2012).

Operating expenses for the six months ended June 30, 2013 increased $478 million primarily due to:

•	an impairment charge of $300 million related to the Spain solar projects,

•	higher operating expenses associated with new investments of approximately $66 million,

•	higher fuel expense in the NEPOOL and ERCOT regions, offset in part by lower fuel expense at PMI (collectively, $76 million), and

•	higher gas infrastructure operating expenses,
partly offset by,

•	lower unrealized mark-to-market losses from non-qualifying hedges ($19 million for the six months ended June 30, 2013 compared to $61 million of such losses for the comparable period in 2012).

Interest Expense
NEER’s interest expense for the three and six months ended June 30, 2013 decreased $13 million and $17 million, respectively, reflecting an $11 million favorable change in the fair value of cash flow hedges related to interest rate swaps where hedge accounting was discontinued in the second quarter of 2013 (see Note 2 and Overview - Adjusted Earnings), lower average interest rates and additional interest capitalized on construction projects, partly offset by higher average debt balances.

Benefits associated with differential membership interests - net
Benefits associated with differential membership interests - net in NEE's condensed consolidated statements of income for all periods presented reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind project, net of associated costs.  For the six months ended June 30, 2012, benefits associated with differential membership interests - net also includes $14 million of benefits where the investors elected to receive the convertible ITCs related to the underlying wind project; there were no such benefits for any other periods presented.

Gains on Disposal of Assets - net
Gains on disposal of assets - net in NEE's condensed consolidated statements of income for the three and six months ended June 30, 2013 and 2012 primarily reflect gains on sales of securities held in NEER's nuclear decommissioning funds and, for these respective periods, include approximately $3 million, $11 million, $30 million and $35 million of OTTI reversals.

Tax Credits and Benefits
PTCs from NEER’s wind projects are reflected in NEER’s earnings.  PTCs are recognized as wind energy is generated and sold based on a per kwh rate prescribed in applicable federal and state statutes.  A portion of the PTCs have been allocated to investors in connection with the sales of differential membership interests.  Also see Summary above and Note 5 for a discussion of PTCs and deferred income tax benefits associated with convertible ITCs and benefits associated with differential membership interests - net above.

Corporate and Other: Results of Operations

Corporate and Other is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates non-utility interest expense and shared service costs to NEER.  Interest expense is allocated based on a deemed capital structure of 70% debt and, for purposes of allocating non-utility interest expense, the liability associated with differential membership interests sold by NEER’s subsidiaries is included with debt.  Each subsidiary’s income taxes are calculated based on the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or expenses are recorded at Corporate and Other.  The major components of Corporate and Other’s results, on an after-tax basis, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(millions)
Interest expense, net of allocations to NEER	$(30)	$(23)	$(58)	$(44)
Interest income	8	8	16	16
Federal and state income tax benefits	(7)	9	19	15
Other	19	9	38	17
Net income (loss)	$(10)	$3	$15	$4

The increase in interest expense, net of allocations to NEER, for the three and six months ended June 30, 2013 reflects higher average debt balances, partly offset by lower average interest rates.  The federal and state income tax benefits for both periods reflect consolidating income tax adjustments and, for the six months ended June 30, 2013, also include a $13 million income tax benefit recorded as net gain from discontinued operations, net of federal income taxes, in NEE's condensed consolidated statements of income (see Overview - Adjusted Earnings and Note 6).  Other includes all other corporate income and expenses, as well as other business activities; the increase for the three and six months ended June 30, 2013 reflects higher results from NEET and certain unrealized mark-to-market investment gains.

Transmission Project

In late March 2013, Lone Star achieved commercial operation of approximately 330 miles of new transmission lines and associated transmission facilities in Texas.  Also see Part II, Item 5. (c)(ii).

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for, among other things, working capital, capital expenditures, investments in or acquisitions of assets and businesses, payment of maturing debt obligations and, from time to time, redemption or repurchase of outstanding debt or equity securities.  It is anticipated that these requirements will be satisfied through a combination of cash flow from operations, short- and long-term borrowings, and the issuance, from time to time, of short- and long-term debt and equity securities, consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows.  The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows

Sources and uses of NEE's and FPL's cash for the six months ended June 30, 2013 and 2012 were as follows:

	NEE		FPL
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(millions)
Sources of cash:
Cash flows from operating activities	$2,250	$1,928	$1,546	$1,267
Long-term borrowings and change in loan proceeds restricted for construction	3,069	2,425	498	594
Proceeds from investors related to differential membership interests - net	164	335	—	—
Capital contribution from NEE	—	—	—	240
Cash grants under the Recovery Act	170	3		—
Issuances of common stock - net	9	372	—	—
Net increase in short-term debt	—	170	241	208
Other sources - net	41	15	12	28
Total sources of cash	5,703	5,248	2,297	2,337
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(3,154)	(4,030)	(1,506)	(2,263)
Retirements of long-term debt	(1,425)	(646)	(427)	(25)
Net decrease in short-term debt	(370)	—	—	—
Dividends	(557)	(500)	(340)	—
Repurchases of common stock	—	(19)	—	—
Other uses - net	(115)	(135)	(34)	(59)
Total uses of cash	(5,621)	(5,330)	(2,307)	(2,347)
Net increase (decrease) in cash and cash equivalents	$82	$(82)	$(10)	$(10)

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generating facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects.  The following table provides a summary of the major capital investments for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
	(millions)
FPL:
Generation:
New	$596	$1,264
Existing	297	331
Transmission and distribution	405	466
Nuclear fuel	41	117
General and other	79	35
Other, primarily the exclusion of AFUDC - equity and change in accrued property additions	88	50
Total	1,506	2,263
NEER:
Wind	634	446
Solar	468	630
Nuclear, including nuclear fuel	112	156
Other	341	264
Total	1,555	1,496
Corporate and Other	93	271
Total capital expenditures and independent power and other investments and nuclear fuel purchases	$3,154	$4,030

Liquidity

At June 30, 2013, NEE's total net available liquidity was approximately $6.8 billion, of which FPL's portion was approximately $2.9 billion.  The table below provides the components of FPL's and NEECH's net available liquidity at June 30, 2013:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,000	$4,600	$7,600	(b)	(b)
Less letters of credit	(3)	(1,005)	(1,008)
	2,997	3,595	6,592

Revolving credit facility	235	—	235	2014
Less borrowings	—	—	—
	235	—	235

Letter of credit facilities(c)	—	250	250		2015
Less letters of credit	—	(71)	(71)
	—	179	179

Subtotal	3,232	3,774	7,006

Cash and cash equivalents	30	381	411
Less commercial paper	(346)	(320)	(666)
Net available liquidity	$2,916	$3,835	$6,751
_______________________

(a)
Provide for the funding of loans up to $7,600 million ($3,000 million for FPL) and the issuance of letters of credit up to $6,600 million ($2,500 million for FPL).  The entire amount of the credit facilities is available for general corporate purposes, including to provide back-up liquidity for FPL’s and NEECH’s respective commercial paper programs and other short-term borrowings and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss).  FPL’s bank revolving line of credit facilities are also available to support the purchase of $633 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bond holders and not remarketed prior to maturity.

(b)
$500 million of NEECH's and $500 million of FPL's bank revolving line of credit facilities expire in December 2013 and in 2016, respectively.  Essentially all of the remaining facilities at each of FPL and NEECH expire in 2018.

(c)	Only available for the issuance of letters of credit.

Additionally, at June 30, 2013, certain subsidiaries of NEE had credit or loan facilities with available liquidity as set forth in the table below.  In order for the applicable borrower to borrow or to have letters of credit issued under the terms of the agreements listed below, among other things, NEE's ratio of funded debt to total capitalization that is specified in the agreement may not be exceeded.  These agreements also generally contain covenants and default and related acceleration provisions relating to, among other things, failure of NEE to maintain a ratio of funded debt to total capitalization at required levels.  Some of the payment obligations of the borrowers under the agreements listed below ultimately are guaranteed by NEE.

	Original Amount		Amount Remaining Available at June 30, 2013	Rate	Maturity Date	Related Project Use
	(millions)
NEECH and certain subsidiaries of NEER:
Canadian revolving credit agreements(a)	C$750		$208	Variable	Various	Canadian renewable generating assets
Revolving loan agreement	€170		$33	Variable	2014	Construction of Spain solar projects
Certain subsidiaries of NEER:
Senior secured limited-recourse loan agreement(b)	€589		$106	Variable	2030	Construction of Spain solar projects
Term loan facility	$150	150	$150	Variable	2019	Construction of Genesis solar project
______________________

(a)
Available for general corporate purposes; the current intent is to use these facilities for the purchase, development, construction, and/or operation of Canadian renewable generating assets.  Consist of agreements with original amounts of C$150 million with a maturity date of 2013, C$400 million with a maturity date of 2014, C$100 million with a maturity date of 2015, and C$100 million with a maturity date of 2016 with approximately $1 million, $17 million, $95 million and $95 million, respectively, remaining available under these agreements at June 30, 2013.

(b)	See Note 10 - Commitments for a discussion of the effect that a change in Spanish law has had on the senior secured limited-recourse loan agreement.

Capital Support

Letters of Credit, Surety Bonds and Guarantees
NEE and FPL obtain letters of credit and surety bonds and issue guarantees to facilitate commercial transactions with third parties and financings.  Letters of credit, surety bonds and guarantees support, among other things, the buying and selling of wholesale energy commodities, debt and related reserves, capital expenditures for NEER's wind and solar development, nuclear activities and other contractual agreements.  Substantially all of NEE's and FPL's guarantee arrangements are on behalf of their consolidated subsidiaries for their related payment obligations.

In addition, as part of contract negotiations in the normal course of business, NEE and FPL may agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events.  The specified events may include, but are not limited to, an adverse judgment in a lawsuit, the imposition of additional taxes due to a change in tax law or interpretations of the tax law or the non-receipt of renewable tax credits or proceeds from cash grants under the Recovery Act.  NEE and FPL are unable to develop an estimate of the maximum potential amount of future payments under some of these contracts because events that would obligate them have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence.

In addition, NEE has guaranteed certain payment obligations of NEECH, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees and indemnifications, and NEECH has guaranteed certain debt and other obligations of NEER and its subsidiaries.

At June 30, 2013, NEE had approximately $1.2 billion of standby letters of credit ($3 million for FPL), approximately $174 million of surety bonds ($42 million for FPL) and approximately $11.7 billion notional amount of guarantees and indemnifications ($21 million for FPL), of which approximately $6.1 billion of letters of credit, guarantees and indemnifications ($9 million for FPL) have expiration dates within the next five years.

Each of NEE and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds, guarantees and indemnifications.  Accordingly, at June 30, 2013, NEE and FPL did not have any liabilities recorded for these letters of credit, surety bonds, guarantees and indemnifications.

Shelf Registration
In August 2012, NEE, NEECH and FPL filed a shelf registration statement with the SEC for an unspecified amount of securities which became effective upon filing.  The amount of securities issuable by the companies is established from time to time by their respective boards of directors.  As of July 31, 2013, securities that may be issued under the registration statement include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.  As of July 31, 2013, the board-authorized capacity available to issue securities was approximately $1.0 billion for NEE and NEECH (issuable by either or both of them up to such aggregate amount) and $1.6 billion for FPL.

Energy Marketing and Trading and Market Risk Sensitivity

NEE and FPL are exposed to risks associated with adverse changes in commodity prices, interest rates, equity prices and currency exchange rates.  Financial instruments and positions affecting the financial statements of NEE and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates, equity prices or currency exchange rates over the next year.  Management has established risk management policies to monitor and manage such market risks, as well as credit risks.

Commodity Price Risk

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity.  In addition, NEE, through NEER, uses derivatives to optimize the value of its power generation and gas infrastructure assets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements.  See Note 2.

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2013 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended June 30, 2013
Fair value of contracts outstanding at March 31, 2013	$294	$574	$144	$1,012
Reclassification to realized at settlement of contracts	(3)	(36)	(41)	(80)
Inception value of new contracts	—	—	—	—
Net option premium purchases (issuances)	(13)	4	—	(9)
Changes in fair value excluding reclassification to realized	18	4	(149)	(127)
Fair value of contracts outstanding at June 30, 2013	296	546	(46)	796
Net margin cash collateral paid (received)				(151)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2013	$296	$546	$(46)	$645

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Six months ended June 30, 2013
Fair value of contracts outstanding at December 31, 2012	$261	$674	$(15)	$920
Reclassification to realized at settlement of contracts	(6)	(46)	(26)	(78)
Inception value of new contracts	3	—	—	3
Net option premium purchases (issuances)	(19)	(8)	—	(27)
Changes in fair value excluding reclassification to realized	57	(74)	(5)	(22)
Fair value of contracts outstanding at June 30, 2013	296	546	(46)	796
Net margin cash collateral paid (received)				(151)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2013	$296	$546	$(46)	$645

NEE's total mark-to-market energy contract net assets (liabilities) at June 30, 2013 shown above are included on the condensed consolidated balance sheets as follows:

June 30, 2013
(millions)
Current derivative assets	$434
Noncurrent derivative assets	802
Current derivative liabilities	(322)
Noncurrent derivative liabilities	(269)
NEE's total mark-to-market energy contract net assets	$645

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2013 were as follows:

	Maturity
	2013	2014	2015	2016	2017	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(40)	$27	$5	$(2)	$—	$—	$(10)
Significant other observable inputs	36	12	27	32	26	(1)	132
Significant unobservable inputs	26	40	24	30	28	26	174
Total	22	79	56	60	54	25	296
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	—	(12)	2	—	—	—	(10)
Significant other observable inputs	34	66	55	79	14	6	254
Significant unobservable inputs	(12)	50	39	42	46	137	302
Total	22	104	96	121	60	143	546
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	2	(47)	—	—	—	—	(45)
Significant unobservable inputs	(1)	—	—	—	—	—	(1)
Total	1	(47)	—	—	—	—	(46)
Total sources of fair value	$45	$136	$152	$181	$114	$168	$796

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2012 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended June 30, 2012
Fair value of contracts outstanding at March 31, 2012	$75	$796	$7	$(597)	$281
Reclassification to realized at settlement of contracts	(1)	(39)	(3)	219	176
Changes in fair value excluding reclassification to realized	39	142	—	76	257
Fair value of contracts outstanding at June 30, 2012	113	899	4	(302)	714
Net margin cash collateral paid (received)					(147)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2012	$113	$899	$4	$(302)	$567

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NEE Total
	(millions)
Six months ended June 30, 2012
Fair value of contracts outstanding at December 31, 2011	$15	$720	$8	$(501)	$242
Reclassification to realized at settlement of contracts	25	(90)	(4)	375	306
Inception value of new contracts	—	2	—	—	2
Net option premium purchases (issuances)	(22)	1	—	—	(21)
Changes in fair value excluding reclassification to realized	95	266	—	(176)	185
Fair value of contracts outstanding at June 30, 2012	113	899	4	(302)	714
Net margin cash collateral paid (received)					(147)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2012	$113	$899	$4	$(302)	$567

With respect to commodities, NEE’s EMC, which is comprised of certain members of senior management, and NEE's chief executive officer are responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC and NEE's chief executive officer receive periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of June 30, 2013 and December 31, 2012, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2012	$—	$3	$3	$34	$88	$76	$34	$87	$76
June 30, 2013	$—	$1	$1	$49	$50	$46	$49	$49	$45
Average for the six months ended June 30, 2013	$—	$2	$2	$36	$46	$34	$36	$46	$33
______________________

(a)
Non-qualifying hedges are employed to reduce the market risk exposure to physical assets or contracts which are not marked to market.  The VaR figures for the non-qualifying hedges and hedges in FPL cost recovery clauses category do not represent the economic exposure to commodity price movements.

Interest Rate Risk

NEE and FPL are exposed to risk resulting from changes in interest rates as a result of their respective issuances of debt, investments in special use funds and other investments.  NEE and FPL manage their respective interest rate exposure by monitoring current interest rates, entering into interest rate swaps and using a combination of fixed rate and variable rate debt.  Interest rate swaps are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	June 30, 2013			December 31, 2012
	Carrying Amount	Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,970	$1,970	(a)	$1,979		$1,979	(a)
Other investments:
Notes receivable	$500	$599	(b)	$500		$665	(b)
Debt securities	$122	$122	(a)	$111		$111	(a)
Long-term debt, including current maturities	$27,183	$28,600	(c)	$26,647	(d)	$28,874	(c)
Interest rate swaps - net unrealized losses	$(154)	$(154)	(e)	$(311)		$(311)	(e)
FPL:
Fixed income securities - special use funds	$1,524	$1,524	(a)	$1,526		$1,526	(a)
Long-term debt, including current maturities	$8,853	$9,725	(c)	$8,782		$10,421	(c)
————————————

(a)	Estimated using quoted market prices for these or similar issues.

(b)	Estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Also includes long-term debt reflected in liabilities associated with assets held for sale on the condensed consolidated balance sheets, for which the carrying amount approximates fair value.

(e)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

The special use funds of NEE and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of NEE's and FPL's nuclear power plants.  A portion of these funds is invested in fixed income debt securities primarily carried at estimated fair value.  At FPL, changes in fair value, including any OTTI losses, result in a corresponding adjustment to the related liability accounts based on current regulatory treatment.  The changes in fair value of NEE's non-rate regulated operations result in a corresponding adjustment to OCI, except for impairments deemed to be other than temporary, including any credit losses, which are reported in current period earnings.  Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates.  The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not scheduled to begin until at least 2030 (2032 at FPL).

As of June 30, 2013, NEE had interest rate swaps with a notional amount of approximately $6.8 billion related to long-term debt issuances, of which $2.1 billion are fair value hedges at NEECH that effectively convert fixed-rate debt instruments to variable-rate instruments.  The remaining $4.7 billion of notional amount of interest rate swaps relate to cash flow hedges to manage exposure to the variability of cash flows associated with variable-rate debt instruments, the majority of which relate to NEER debt issuances.  At June 30, 2013, the estimated fair value of NEE's fair value hedges and cash flow hedges was approximately $18 million and $(172) million, respectively.  See Note 2.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $1,204 million ($495 million for FPL) at June 30, 2013.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities.  For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,451 million and $2,211 million ($1,538 million and $1,392 million for FPL) at June 30, 2013 and December 31, 2012, respectively.  At June 30, 2013, a hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $233 million ($148 million for FPL) reduction in fair value.  For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

Currency Exchange Rate Risk

At June 30, 2013, with respect to certain debt issuances and borrowings, NEECH has two cross currency swaps to hedge against currency movements with respect to both interest and principal payments and a cross currency swap to hedge against currency and interest rate movements with respect to both interest and principal payments.  At June 30, 2013 and December 31, 2012, the fair value of cross currency swaps was approximately $(126) million and $(66) million, respectively.

Credit Risk

NEE and its subsidiaries are also exposed to credit risk through their energy marketing and trading operations.  Credit risk is the risk that a financial loss will be incurred if a counterparty to a transaction does not fulfill its financial obligation.  NEE manages counterparty credit risk for its subsidiaries with energy marketing and trading operations through established policies, including counterparty credit limits, and in some cases credit enhancements, such as cash prepayments, letters of credit, cash and other collateral and guarantees.

Credit risk is also managed through the use of master netting agreements.  NEE’s credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.  For all derivative and contractual transactions, NEE’s energy marketing and trading operations, which includes FPL’s energy marketing and trading division, are exposed to losses in the event of nonperformance by counterparties to these transactions.  Some relevant considerations when assessing NEE’s energy marketing and trading operations’ credit risk exposure include the following:

•	Operations are primarily concentrated in the energy industry.

•
Trade receivables and other financial instruments are predominately with energy, utility and financial services related companies, as well as municipalities, cooperatives and other trading companies in the U.S.

•	Overall credit risk is managed through established credit policies and is overseen by the EMC.

•
Prospective and existing customers are reviewed for creditworthiness based upon established standards, with customers not meeting minimum standards providing various credit enhancements or secured payment terms, such as letters of credit or the posting of margin cash collateral.

•
Master netting agreements are used to offset cash and non-cash gains and losses arising from derivative instruments with the same counterparty.  NEE’s policy is to have master netting agreements in place with significant counterparties.

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance.  As of June 30, 2013, approximately 97% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of June 30, 2013.

(b)	Changes in Internal Control over Financial Reporting

NEE and FPL are continuously seeking to improve the efficiency and effectiveness of their operations and of their internal controls.  This results in refinements to processes throughout NEE and FPL.  However, there has been no change in NEE's or FPL's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during NEE's and FPL's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NEE's or FPL's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

NEE and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal proceedings that could have a material effect on NEE or FPL, see Item 3. Legal Proceedings and Note 13 - Legal Proceedings to Consolidated Financial Statements in the 2012 Form 10-K and Note 10 - Commitments and - Legal Proceedings herein.  Such descriptions are incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2012 Form 10-K.  The factors discussed in Part I, Item 1A. Risk Factors in the 2012 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered.  The risks described in the 2012 Form 10-K are not the only risks facing NEE and FPL.  Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NEE of its common stock during the three months ended June 30, 2013 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
4/1/13 - 4/30/13	—	$—	—	13,274,748
5/1/13 - 5/31/13	3,409	$81.16	—	13,274,748
6/1/13 - 6/30/13	515	$78.49	—	13,274,748
Total	3,924	$80.81	—
————————————

(a)
Includes: (1) in May 2013, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long-Term Incentive Plan and the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP); and (2) in June 2013, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the former LTIP to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 5. Other Information

(a)	None

(b)	None

(c)	Other events

(i)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL Sources of Generation - Fossil Operations (Natural Gas, Coal and Oil) in the 2012 Form 10-K.

In July 2013, FPL announced the winning proposals from its request for proposal issued in December 2012 for an approximately 700-mile natural gas pipeline system for new natural gas transportation infrastructure in Florida.  The proposed pipeline system will be composed of two pipelines, each of which is expected to be operational beginning in 2017.  Sabal Trail Transmission, LLC (Sabal Trail), which will be a FERC-regulated entity, was selected to build, own and operate the northern pipeline that would originate at an existing hub in southwestern Alabama and end at a new hub to be built in Central Florida (Central Florida Hub).  A NEECH subsidiary has a 33% ownership interest in Sabal Trail.  Florida Southeast Connection, LLC (Florida Southeast Connection), which will be a FERC-regulated subsidiary of NEE, would build, own and operate the southern pipeline that would originate at the Central Florida Hub and end in Martin County, Florida at FPL's Martin power plant.  Total estimated capital expenditures for the 33% portion of the northern pipeline plus the entire southern pipeline are estimated to be approximately $1.6 billion.  FPL has entered into a 25-year agreement with each of Sabal Trail and Florida Southeast Connection for natural gas transportation for a quantity of 400,000 mmbtu/day beginning on May 1, 2017 and increasing to 600,000 mmbtu/day on May 1, 2020.  FPL's firm commitments under the agreements are contingent upon the occurrence of certain events, including an FPSC determination that FPL has prudently entered into each of the agreements with Sabal Trail and Florida Southeast Connection, FERC approval of both pipelines and completion of construction of the pipelines.  The obligations of Sabal Trail and Florida Southeast Connection to build and operate the northern pipeline and southern pipeline, respectively, also are subject to conditions, including FERC approval. FPL is seeking an FPSC decision by the end of 2013, and a FERC decision is expected in 2015.

(ii)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - Other NEE Operating Subsidiaries - NEET - Lone Star in the 2012 Form 10-K.

In May 2013, the Public Utility Commission of Texas approved Lone Star's interim rate adjustment filing for wholesale transmission service increasing Lone Star's annual revenue requirement to approximately $102 million for, among other things, $713 million of rate base, a regulatory equity ratio of 45%, an allowed regulatory ROE of 9.6% and other operating expenses.  Lone Star's subsequent capital investment will be recovered through either interim rate adjustment filings or a base rate filing.  Capital investment included in rates through the interim rate adjustment mechanism is subject to prudence review in Lone Star's next general rate case which is expected to be filed in mid-2014.

(iii)	Reference is made to Item 1. Business - NEE Environmental Matters - Environmental Regulations in the 2012 Form 10-K.

In June 2013, the EPA proposed a rule revision to the steam electric effluent guidelines to revise minimum standards for the treatment of wastewater from steam electric power plants, which proposed rule is not expected to have a significant effect on the financial results of NEE or FPL.

(iv)
Reference is made to Item 1. Business - NEE Environmental Matters - Environmental Regulations - Clean Air Interstate Rule (CAIR)/Cross-State Air Pollution Rule (CSAPR) in the 2012 Form 10-K and Part II, Item 5. (c)(ii) in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 for NEE and FPL.

In June 2013, the U.S. Supreme Court issued an order granting the EPA's and environmental groups' petitions for review of the U.S. Court of Appeals for the District of Columbia's decision vacating the CSAPR.  The U.S. Supreme Court will hear oral arguments during its next term between October 2013 and June 2014.

(v)	Reference is made to Item 1. Business - NEE Environmental Matters - Environmental Regulations - Clean Water Act Section 316(b) in the 2012 Form 10-K.

The deadline for the EPA's final rule under Section 316(b) of the Clean Water Act has been extended to the fall of 2013.

(vi)	Reference is made to Item 1. Business - NEE Environmental Matters - Environmental Regulations - Regulation of GHG Emissions in the 2012 Form 10-K.

In June 2013, a Presidential Memorandum was issued related to the regulation of greenhouse gas emissions directing the EPA to re-propose standards for new fossil fuel-fired power units in September 2013 and issue a final rule after considering all public comments.  The Presidential Memorandum also directed the EPA to propose a rule for existing fossil fuel-fired power units by June 2014 with a final rule by June 2015 and to prepare guidelines requiring each state to revise their state implementation plans, which will set forth the program requirements within that state, by the end of June 2016.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and twenty-one Supplements thereto, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-3545; Exhibit 4(f) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(g) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File No. 2-27612; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated October 10, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated December 13, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated December 20, 2012, File No. 2-27612; and Exhibit 4 to Form 8-K dated June 5, 2013, File No. 2-27612)

		x	x
*4(b)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. dated June 6, 2013, creating the 3.625% Debentures, Series due June 15, 2023 (filed as Exhibit 4 to Form 8-K dated June 6, 2013, File No. 1-8841)

x
10(a)	Appendix A2 (revised as of April 15, 2013) to the FPL Group, Inc. Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005	x	x
*10(b)	NextEra Energy, Inc. 2013 Executive Annual Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 11, 2012, File No. 1-8841)	x	x
10(c)	April 15, 2013 Consent Under Waiver Letter Dated March 16, 2012 between Lewis Hay, III and NextEra Energy, Inc.	x	x
10(d)	May 24, 2013 Second Consent Under Waiver Letter Dated March 16, 2012 between Lewis Hay, III and NextEra Energy, Inc.	x	x
10(e)	Executive Retention Employment Agreement between NextEra Energy, Inc. and Deborah H. Caplan dated as of April 23, 2013	x	x
10(f)	Consulting Agreement between Florida Power & Light Company and AJO Consulting Services, LLC dated as of June 17, 2013	x	x

Exhibit Number	Description	NEE	FPL
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
____________________

*Incorporated herein by reference

NEE and FPL agree to furnish to the SEC upon request any instrument with respect to long-term debt that NEE and FPL have not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date:	July 31, 2013

NEXTERA ENERGY, INC. (Registrant)

CHRIS N. FROGGATT
Chris N. Froggatt Vice President, Controller and Chief Accounting Officer of NextEra Energy, Inc. (Principal Accounting Officer of NextEra Energy, Inc.)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KIMBERLY OUSDAHL
Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer of Florida Power & Light Company (Principal Accounting Officer of Florida Power & Light Company)