Form 10-Q
period 2013-09-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2013-11-01
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of NextEra Energy, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding as of September 30, 2013: 430,681,556 shares.

As of September 30, 2013, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by NextEra Energy, Inc.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
OPERATING REVENUES	$4,394	$3,843	$11,506	$10,881
OPERATING EXPENSES
Fuel, purchased power and interchange	1,438	1,526	3,766	3,943
Other operations and maintenance	818	776	2,338	2,347
Impairment charge	—	—	300	—
Depreciation and amortization	605	467	1,523	1,121
Taxes other than income taxes and other	348	332	978	925
Total operating expenses	3,209	3,101	8,905	8,336
OPERATING INCOME	1,185	742	2,601	2,545
OTHER INCOME (DEDUCTIONS)
Interest expense	(288)	(259)	(825)	(795)
Benefits associated with differential membership interests - net	37	7	119	70
Allowance for equity funds used during construction	12	21	50	52
Interest income	20	20	58	62
Gains on disposal of assets - net	20	53	40	120
Other - net	9	(15)	27	(19)
Total other deductions - net	(190)	(173)	(531)	(510)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	995	569	2,070	2,035
INCOME TAXES	297	154	677	553
INCOME FROM CONTINUING OPERATIONS	698	415	1,393	1,482
NET GAIN FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	188	—
NET INCOME	$698	$415	$1,581	$1,482
Basic earnings per share of common stock:
Continuing operations	$1.65	$0.99	$3.30	$3.57
Discontinued operations	—	—	0.44	—
Net income	$1.65	$0.99	$3.74	$3.57
Earnings per share of common stock - assuming dilution:
Continuing operations	$1.64	$0.98	$3.28	$3.55
Discontinued operations	—	—	0.44	—
Net income	$1.64	$0.98	$3.72	$3.55

Dividends per share of common stock	$0.66	$0.60	$1.98	$1.80
Weighted-average number of common shares outstanding:
Basic	423.8	419.3	422.2	415.6
Assuming dilution	426.8	421.7	424.8	418.0

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME	$698	$415	$1,581	$1,482

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $7 and $15 tax benefit, $45 tax expense and $41 tax benefit, respectively)	(18)	(30)	83	(79)
Reclassification from accumulated other comprehensive income to net income (net of $5, $7, $27 and $18 tax expense, respectively)	9	3	48	24
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $22, $18, $49 and $44 tax expense, respectively)	30	26	72	64
Reclassification from accumulated other comprehensive income to net income (net of $4, $18, $11 and $43 tax benefit, respectively)	(7)	(27)	(17)	(64)
Defined benefit pension and other benefits plans (net of less than a million, less than a million, $5 tax expense and $3 tax benefit, respectively)	—	—	7	(6)
Net unrealized gains (losses) on foreign currency translation (net of $2 and $2 tax expense, $13 tax benefit and $3 tax expense, respectively)	6	3	(26)	6
Other comprehensive income (loss) related to equity method investee (net of less than a million, $3 tax benefit, $4 tax expense and $7 tax benefit, respectively)	—	(4)	6	(10)
Total other comprehensive income (loss), net of tax	20	(29)	173	(65)

COMPREHENSIVE INCOME	$718	$386	$1,754	$1,417

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	September 30, 2013	December 31, 2012
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$61,355	$57,054
Nuclear fuel	1,938	1,895
Construction work in progress	4,562	5,968
Less accumulated depreciation and amortization	(16,456)	(15,504)
Total property, plant and equipment - net ($4,646 and $4,487 related to VIEs, respectively)	51,399	49,413
CURRENT ASSETS
Cash and cash equivalents	558	329
Customer receivables, net of allowances of $15 and $10, respectively	1,888	1,487
Other receivables	353	569
Materials, supplies and fossil fuel inventory	1,142	1,073
Regulatory assets:
Deferred clause and franchise expenses	124	75
Other	170	113
Derivatives	441	517
Deferred income taxes	8	397
Assets held for sale	—	335
Other	788	342
Total current assets	5,472	5,237
OTHER ASSETS
Special use funds	4,574	4,190
Other investments	1,085	976
Prepaid benefit costs	1,058	1,031
Regulatory assets:
Securitized storm-recovery costs ($238 and $274 related to a VIE, respectively)	388	461
Other	677	582
Derivatives	1,011	920
Other	1,502	1,629
Total other assets	10,295	9,789
TOTAL ASSETS	$67,166	$64,439
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 431 and 424, respectively)	$4	$4
Additional paid-in capital	5,959	5,536
Retained earnings	11,528	10,783
Accumulated other comprehensive loss	(82)	(255)
Total common shareholders' equity	17,409	16,068
Long-term debt ($1,134 and $1,369 related to VIEs, respectively)	23,862	23,177
Total capitalization	41,271	39,245
CURRENT LIABILITIES
Commercial paper	915	1,211
Short-term debt	—	200
Current maturities of long-term debt	3,933	2,771
Accounts payable	1,244	1,281
Customer deposits	502	508
Accrued interest and taxes	783	414
Derivatives	615	430
Accrued construction-related expenditures	450	427
Liabilities associated with assets held for sale	—	733
Other	771	904
Total current liabilities	9,213	8,879
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,808	1,715
Deferred income taxes	7,207	6,703
Regulatory liabilities:
Accrued asset removal costs	1,784	1,950
Asset retirement obligation regulatory expense difference	1,987	1,813
Other	391	309
Derivatives	354	587
Deferral related to differential membership interests - VIEs	1,828	1,784
Other	1,323	1,454
Total other liabilities and deferred credits	16,682	16,315
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$67,166	$64,439

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,581	$1,482
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,523	1,121
Nuclear fuel and other amortization	262	204
Impairment charge	300	—
Unrealized gains on marked to market energy contracts	(84)	(89)
Deferred income taxes	823	517
Cost recovery clauses and franchise fees	(126)	115
Benefits associated with differential membership interests - net	(119)	(70)
Allowance for equity funds used during construction	(50)	(52)
Gains on disposal of assets - net	(40)	(120)
Net gain from discontinued operations, net of income taxes	(188)	—
Other - net	131	240
Changes in operating assets and liabilities:
Customer and other receivables	(384)	(347)
Materials, supplies and fossil fuel inventory	(69)	21
Other current assets	(4)	(51)
Other assets	(23)	(50)
Accounts payable	128	1
Margin cash collateral	(448)	110
Income taxes	(120)	(6)
Interest and other taxes	350	270
Other current liabilities	(17)	(27)
Other liabilities	(36)	(112)
Net cash provided by operating activities	3,390	3,157
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,093)	(3,061)
Independent power and other investments of NEER	(2,244)	(3,025)
Cash grants under the American Recovery and Reinvestment Act of 2009	170	105
Nuclear fuel purchases	(200)	(202)
Other capital expenditures	(122)	(401)
Change in loan proceeds restricted for construction	245	212
Proceeds from sale or maturity of securities in special use funds	2,604	3,890
Purchases of securities in special use funds	(2,678)	(3,994)
Proceeds from sale or maturity of other securities	179	219
Purchases of other securities	(176)	(259)
Other - net	49	15
Net cash used in investing activities	(4,266)	(6,501)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	3,653	4,226
Retirements of long-term debt	(1,669)	(1,321)
Proceeds from sale of differential membership interests	201	414
Payments to differential membership investors	(47)	(53)
Net change in short-term debt	(495)	396
Issuances of common stock - net	415	386
Repurchases of common stock	—	(19)
Dividends on common stock	(836)	(752)
Other - net	(117)	(64)
Net cash provided by financing activities	1,105	3,213
Net increase (decrease) in cash and cash equivalents	229	(131)
Cash and cash equivalents at beginning of period	329	377
Cash and cash equivalents at end of period	$558	$246
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$792	$943
Sale of hydropower generation plants through assumption of debt by buyer	$700	$—

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
OPERATING REVENUES	$3,020	$2,975	$7,905	$7,778
OPERATING EXPENSES
Fuel, purchased power and interchange	1,141	1,280	2,979	3,301
Other operations and maintenance	443	427	1,254	1,305
Depreciation and amortization	351	254	780	496
Taxes other than income taxes and other	307	295	847	814
Total operating expenses	2,242	2,256	5,860	5,916
OPERATING INCOME	778	719	2,045	1,862
OTHER INCOME (DEDUCTIONS)
Interest expense	(105)	(104)	(310)	(314)
Allowance for equity funds used during construction	12	14	42	36
Other - net	—	—	1	—
Total other deductions - net	(93)	(90)	(267)	(278)
INCOME BEFORE INCOME TAXES	685	629	1,778	1,584
INCOME TAXES	263	237	677	600
NET INCOME(a)	$422	$392	$1,101	$984
__________________________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	September 30, 2013	December 31, 2012
ELECTRIC UTILITY PLANT
Plant in service and other property	$36,472	$34,474
Nuclear fuel	1,195	1,190
Construction work in progress	1,718	2,585
Less accumulated depreciation and amortization	(10,885)	(10,698)
Total electric utility plant - net	28,500	27,551
CURRENT ASSETS
Cash and cash equivalents	54	40
Customer receivables, net of allowances of $8 and $7, respectively	992	760
Other receivables	152	447
Materials, supplies and fossil fuel inventory	757	727
Regulatory assets:
Deferred clause and franchise expenses	124	75
Other	158	106
Other	151	131
Total current assets	2,388	2,286
OTHER ASSETS
Special use funds	3,155	2,918
Prepaid benefit costs	1,147	1,135
Regulatory assets:
Securitized storm-recovery costs ($238 and $274 related to a VIE, respectively)	388	461
Other	436	351
Other	154	151
Total other assets	5,280	5,016
TOTAL ASSETS	$36,168	$34,853
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	5,902	5,903
Retained earnings	5,285	5,254
Total common shareholder's equity	12,560	12,530
Long-term debt ($331 and $386 related to a VIE, respectively)	8,474	8,329
Total capitalization	21,034	20,859
CURRENT LIABILITIES
Commercial paper	580	105
Current maturities of long-term debt	355	453
Accounts payable	631	612
Customer deposits	498	503
Accrued interest and taxes	560	223
Accrued construction-related expenditures	144	235
Other	367	495
Total current liabilities	3,135	2,626
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,254	1,206
Deferred income taxes	6,133	5,584
Regulatory liabilities:
Accrued asset removal costs	1,784	1,950
Asset retirement obligation regulatory expense difference	1,987	1,813
Other	391	309
Other	450	506
Total other liabilities and deferred credits	11,999	11,368
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$36,168	$34,853

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2012 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,101	$984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	780	496
Nuclear fuel and other amortization	137	85
Deferred income taxes	465	656
Cost recovery clauses and franchise fees	(126)	115
Allowance for equity funds used during construction	(42)	(36)
Other - net	101	8
Changes in operating assets and liabilities:
Customer and other receivables	(265)	(289)
Materials, supplies and fossil fuel inventory	(30)	24
Other current assets	(5)	(35)
Other assets	(19)	(41)
Accounts payable	93	60
Income taxes	371	74
Interest and other taxes	314	264
Other current liabilities	(65)	(55)
Other liabilities	(18)	(8)
Net cash provided by operating activities	2,792	2,302
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,093)	(3,061)
Nuclear fuel purchases	(116)	(137)
Proceeds from sale or maturity of securities in special use funds	1,967	2,949
Purchases of securities in special use funds	(2,020)	(3,031)
Other - net	28	27
Net cash used in investing activities	(2,234)	(3,253)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	498	594
Retirements of long-term debt	(453)	(50)
Net change in short-term debt	475	142
Capital contribution from NEE	—	240
Dividends to NEE	(1,070)	—
Other - net	6	9
Net cash provided by (used in) financing activities	(544)	935
Net increase (decrease) in cash and cash equivalents	14	(16)
Cash and cash equivalents at beginning of period	40	36
Cash and cash equivalents at end of period	$54	$20
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$296	$445

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

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(millions)
Service cost	$19	$16	$1	$1	$55	$49	$3	$4
Interest cost	23	25	3	4	71	74	11	13
Expected return on plan assets	(59)	(60)	(1)	—	(178)	(179)	(1)	(1)
Amortization of transition obligation	—	—	—	—	—	—	—	1
Amortization of prior service cost (benefit)	2	1	—	(1)	6	3	(2)	—
Amortization of losses	—	—	1	—	1	—	2	—
Special termination benefits	15	—	—	—	27	—	—	—
Net periodic benefit (income) cost at NEE	$—	$(18)	$4	$4	$(18)	$(53)	$13	$17
Net periodic benefit (income) cost at FPL	$2	$(11)	$3	$3	$(10)	$(34)	$9	$13

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivative instruments, when required to be marked to market, are recorded on NEE's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause) or the capacity cost recovery clause (capacity clause).  For NEE's non-rate regulated operations, predominantly NEER, essentially all changes in the derivatives' fair value for power purchases and sales, fuel sales and trading activities are recognized on a net basis in operating revenues; fuel purchases used in the production of electricity are recognized in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in other - net in NEE's condensed consolidated statements of income.  Settlement gains and losses are included within the line items in the condensed consolidated statements of income to which they relate.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the condensed consolidated statements of income.  For commodity derivatives, NEE believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Settlements related to derivative instruments are primarily recognized in net cash provided by operating activities in NEE's and FPL's condensed consolidated statements of cash flows.

While most of NEE's derivatives are entered into for the purpose of managing commodity price risk, optimizing the value of NEER's power generation and gas infrastructure assets, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable.  For interest rate and foreign currency derivative instruments, generally NEE assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period.  In April 2013, NEE discontinued hedge accounting for cash flow hedges related to interest rate swaps associated with the solar projects in Spain (see Note 10 - Spain Solar Projects).  At September 30, 2013, NEE's accumulated other comprehensive income (AOCI) included amounts related to interest rate cash flow hedges with expiration dates through June 2031 and foreign currency cash flow hedges with expiration dates through September 2030.  Approximately $58 million of net losses included in AOCI at September 30, 2013 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made.  Such amounts assume no change in interest rates, currency exchange rates or scheduled principal payments.

The net fair values of NEE's and FPL's mark-to-market derivative instrument assets (liabilities) are included on the condensed consolidated balance sheets as follows:

	NEE		FPL
	September 30, 2013	December 31, 2012	September 30, 2013		December 31, 2012
	(millions)
Current derivative assets(a)	$441	$517	$2	(b)	$4	(b)
Noncurrent derivative assets(c)	1,011	920	—		1	(d)
Current derivative liabilities(e)	(615)	(430)	(55)	(f)	(20)	(f)
Noncurrent derivative liabilities	(354)	(587)	(8)	(g)	—
Total mark-to-market derivative instrument assets (liabilities)	$483	$420	$(61)		$(15)
————————————

(a)
At September 30, 2013 and December 31, 2012, NEE's balances reflect the netting of approximately $75 million and $43 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(b)	Included in current other assets on FPL's condensed consolidated balance sheets.

(c)
At September 30, 2013 and December 31, 2012, NEE's balances reflect the netting of approximately $118 million and $159 million (none at FPL), respectively, in margin cash collateral received from counterparties.

(d)	Included in noncurrent other assets on FPL's condensed consolidated balance sheets.

(e)
At September 30, 2013 and December 31, 2012, NEE's balances reflect the netting of approximately $15 million and $79 million (none at FPL), respectively, in margin cash collateral provided to counterparties.

(f)	Included in current other liabilities on FPL's condensed consolidated balance sheets.

(g)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At September 30, 2013 and December 31, 2012, NEE had approximately $16 million and $30 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation.  These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets.  Additionally, at September 30, 2013 and December 31, 2012, NEE had approximately $537 million and $49 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative liabilities in the above presentation.  These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

As discussed above, NEE uses derivative instruments to, among other things, manage its commodity price risk, interest rate risk and foreign currency exchange rate risk and optimize the value of NEER's power generation and gas infrastructure assets.  The table above presents NEE's and FPL's net derivative positions at September 30, 2013 and December 31, 2012, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 3 - Recurring Fair Value Measurements for netting information).  However, disclosure rules require that the following tables be presented on a gross basis.

The fair values of NEE's derivatives designated as hedging instruments for accounting purposes (none at FPL) are presented below as gross asset and liability values, as required by disclosure rules.

	September 30, 2013		December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
	(millions)
Interest rate contracts:
Current derivative assets	$29	$—	$30	$—
Current derivative liabilities	—	62	—	104
Noncurrent derivative assets	48	—	46	—
Noncurrent derivative liabilities	—	68	—	283
Foreign currency swaps:
Current derivative liabilities	—	21	—	5
Noncurrent derivative liabilities	—	16	—	28
Total	$77	$167	$76	$420

Gains (losses) related to NEE's cash flow hedges are recorded in NEE's condensed consolidated financial statements as follows:

	Three Months Ended September 30,
	2013				2012
	Interest Rate Contracts	Foreign Currency Swaps		Total	Commodity Contracts	Interest Rate Contracts	Foreign Currency Swap		Total
	(millions)
Gains (losses) recognized in OCI	$(29)	$4		$(25)	$—	$(39)	$(6)		$(45)
Gains (losses) reclassified from AOCI to net income(a)	$(15)	$1	(b)	$(14)	$2	$(14)	$2	(b)	$(10)
————————————

(a)	Included in operating revenues for commodity contracts and interest expense for interest rate contracts.

(b)	Loss of approximately $1 million is included in interest expense and the balance is included in other - net.

	Nine Months Ended September 30,
	2013				2012
	Interest Rate Contracts	Foreign Currency Swaps		Total	Commodity Contracts	Interest Rate Contracts	Foreign Currency Swap		Total
	(millions)
Gains (losses) recognized in OCI	$136	$(8)		$128	$—	$(104)	$(16)		$(120)
Gains (losses) reclassified from AOCI to net income(a)	$(45)	$(30)	(b)	$(75)	$6	$(44)	$(4)	(c)	$(42)
————————————

(a)	Included in operating revenues for commodity contracts and interest expense for interest rate contracts.

(b)	Loss of approximately $3 million is included in interest expense and the balance is included in other - net.

(c)	Loss of approximately $2 million is included in interest expense and the balance is included in other - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

For the three and nine months ended September 30, 2013, NEE recorded a gain of approximately $2 million and a loss of $55 million, respectively, on fair value hedges which resulted in a corresponding increase and decrease in the related debt, respectively.  For the three and nine months ended September 30, 2012, NEE recorded a gain of approximately $6 million and $41 million, respectively, on fair value hedges which resulted in a corresponding increase in the related debt.

The fair values of NEE's and FPL's derivatives not designated as hedging instruments for accounting purposes are presented below as gross asset and liability values, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting arrangements and would not be contractually settled on a gross basis.

	September 30, 2013						December 31, 2012
	NEE		FPL				NEE		FPL
	Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities		Derivative Assets	Derivative Liabilities	Derivative Assets		Derivative Liabilities
	(millions)
Commodity contracts:
Current derivative assets	$689	$203	$2	(a)	$—		$851	$321	$4	(a)	$—
Current derivative liabilities	1,113	1,489	6	(b)	61	(b)	1,441	1,838	12	(b)	32	(b)
Noncurrent derivative assets	1,798	717	—		—		1,748	715	1	(c)	—
Noncurrent derivative liabilities	235	505	1	(d)	9	(d)	192	438	—		—
Foreign currency swap:
Current derivative liabilities	—	80	—		—		—	3	—		—
Noncurrent derivative liabilities	—	—	—		—		—	30	—		—
Interest rate contracts:
Current derivative assets	1	—	—		—		—	—	—		—
Current derivative liabilities	—	91	—		—		—	—	—		—
Total	$3,836	$3,085	$9		$70		$4,232	$3,345	$17		$32
————————————

(a)	Included in current other assets on FPL's condensed consolidated balance sheets.

(b)	Included in current other liabilities on FPL's condensed consolidated balance sheets.

(c)	Included in noncurrent other assets on FPL's condensed consolidated balance sheets.

(d)	Included in noncurrent other liabilities on FPL's condensed consolidated balance sheets.

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(millions)
Commodity contracts:(a)
Operating revenues	$138	$(218)	$111	$102
Fuel, purchased power and interchange	(9)	(4)	2	36
Foreign currency swap - other - net	3	9	(49)	(13)
Interest rate contracts - interest expense	3	—	14	—
Total	$135	$(213)	$78	$125
————————————

(a)
For the three months ended September 30, 2013 and 2012, FPL recorded approximately $22 million of losses and $90 million of gains, respectively, related to commodity contracts as regulatory assets and regulatory liabilities, respectively, on its condensed consolidated balance sheets.  For the nine months ended September 30, 2013 and 2012, FPL recorded approximately $27 million and $86 million of losses, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notional Volumes of Derivative Instruments - The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NEE's and FPL's condensed consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements.  These volumes are only an indication of the commodity exposure that is managed through the use of derivatives.  They do not represent net physical asset positions or non-derivative positions and their hedges, nor do they represent NEE’s and FPL’s net economic exposure, but only the net notional derivative positions that fully or partially hedge the related asset positions.  NEE and FPL had derivative commodity contracts for the following net notional volumes:

	September 30, 2013				December 31, 2012
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(110)	MWh(a)	—		(77)	MWh(a)	—
Natural gas	1,174	MMBtu(b)	705	MMBtu(b)	1,293	MMBtu(b)	894	MMBtu(b)
Oil	(10)	barrels	—		(8)	barrels	—
————————————

(a)	Megawatt-hours

(b)	One million British thermal units

At September 30, 2013 and December 31, 2012, NEE had interest rate contracts with a notional amount totaling approximately $7.6 billion and $7.3 billion, respectively, and foreign currency swaps with a notional amount totaling approximately $662 million and $662 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At September 30, 2013 and December 31, 2012, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.7 billion ($70 million for FPL) and $1.8 billion ($32 million for FPL), respectively.

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $300 million ($20 million at FPL) as of September 30, 2013 and $400 million ($20 million at FPL) as of December 31, 2012.  If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.2 billion ($0.5 billion at FPL) and $2.3 billion ($0.5 billion at FPL) as of September 30, 2013 and December 31, 2012, respectively.  Some contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $700 million ($150 million at FPL) and $700 million ($100 million at FPL) as of September 30, 2013 and December 31, 2012, respectively.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business.  At September 30, 2013, applicable NEE subsidiaries have posted approximately $29 million (none at FPL) in cash which could be applied toward the collateral requirements described above. In addition, at September 30, 2013 and December 31, 2012, applicable NEE subsidiaries have posted approximately $78 million (none at FPL) and $150 million (none at FPL), respectively, in the form of letters of credit which could be applied toward the collateral requirements described above.  FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

3.  Fair Value Measurements

The fair value of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available.  NEE and FPL use several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those assets and liabilities that are measured at fair value on a recurring basis.  NEE's and FPL's assessment of the significance of any particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.  Non-performance risk, including the consideration of a credit valuation adjustment, is also considered in the determination of fair value for all assets and liabilities measured at fair value.

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

Most exchange-traded derivative assets and liabilities are valued directly using unadjusted quoted prices.  For exchange-traded derivative assets and liabilities where the principal market is deemed to be inactive based on average daily volumes and open interest, the measurement is established using settlement prices from the exchanges, and therefore considered to be valued using other observable inputs.

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

In all cases where NEE and FPL use significant unobservable inputs for the valuation of a commodity contract, consideration is given to the assumptions that market participants would use in valuing the asset or liability.  The primary input to the valuation models for commodity contracts is the forward commodity curve for the respective instruments.  Other inputs include, but are not limited to, assumptions about market liquidity, volatility, correlation and contract duration as more fully described below in Significant Unobservable Inputs Used in Recurring Fair Value Measurements.  In instances where the reference markets are deemed to be inactive or do not have transactions for a similar contract, the derivative assets and liabilities may be valued using significant other observable inputs and potentially significant unobservable inputs.  In such instances, the valuation for these contracts is established using techniques including extrapolation from or interpolation between actively traded contracts, or estimated basis adjustments from liquid trading points.  NEE and FPL regularly evaluate and validate the inputs used to determine fair value by a number of methods, consisting of various market price verification procedures, including the use of pricing services and multiple broker quotes to support the market price of the various commodities.  In all cases where there are assumptions and models used to generate inputs for valuing derivative assets and liabilities, the review and verification of the assumptions, models and changes to the models are undertaken by individuals that are independent of those responsible for estimating fair value.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NEE uses interest rate contracts and foreign currency swaps to mitigate and adjust interest rate and foreign currency exposure related to certain outstanding and forecasted debt issuances and borrowings when deemed appropriate based on market conditions or when required by financing agreements.  NEE estimates the fair value of these derivatives using a discounted cash flows valuation technique based on the net amount of estimated future cash inflows and outflows related to the agreements.

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2013
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$109	$—		$—	$—	$109
FPL - equity securities	$4	$—		$—	$—	$4
Special use funds:
NEE:
Equity securities	$1,041	$1,475	(b)	$—	$—	$2,516
U.S. Government and municipal bonds	$491	$156		$—	$—	$647
Corporate debt securities	$—	$560		$—	$—	$560
Mortgage-backed securities	$—	$510		$—	$—	$510
Other debt securities	$19	$42		$—	$—	$61
FPL:
Equity securities	$217	$1,330	(b)	$—	$—	$1,547
U.S. Government and municipal bonds	$429	$131		$—	$—	$560
Corporate debt securities	$—	$397		$—	$—	$397
Mortgage-backed securities	$—	$429		$—	$—	$429
Other debt securities	$18	$28		$—	$—	$46
Other investments:
NEE:
Equity securities	$45	$—		$—	$—	$45
U.S. Government and municipal bonds	$11	$10		$—	$—	$21
Corporate debt securities	$—	$56		$—	$—	$56
Mortgage-backed securities	$—	$38		$—	$—	$38
Other	$5	$5		$—	$—	$10
Derivatives:
NEE:
Commodity contracts	$1,054	$1,844		$937	$(2,461)	$1,374	(c)
Interest rate contracts	$—	$78		$—	$—	$78	(c)
FPL - commodity contracts	$—	$7		$2	$(7)	$2	(c)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,027	$1,665		$222	$(2,283)	$631	(c)
Interest rate contracts	$—	$130		$91	$—	$221	(c)
Foreign currency swaps	$—	$117		$—	$—	$117	(c)
FPL - commodity contracts	$—	$69		$1	$(7)	$63	(c)
————————————

(a)
Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.  NEE and FPL also have contract settlement receivable and payable balances that are subject to the master netting arrangements but are not offset within the condensed consolidated balance sheets and are recorded in customer receivables - net and accounts payable, respectively.

(b)	At NEE, approximately $1,461 million ($1,317 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NEE or FPL.

(c)	See Note 2 for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$23	$—		$—	$—	$23
FPL - equity securities	$5	$—		$—	$—	$5
Special use funds:
NEE:
Equity securities	$914	$1,240	(b)	$—	$—	$2,154
U.S. Government and municipal bonds	$451	$143		$—	$—	$594
Corporate debt securities	$—	$572		$—	$—	$572
Mortgage-backed securities	$—	$560		$—	$—	$560
Other debt securities	$15	$26		$—	$—	$41
FPL:
Equity securities	$217	$1,118	(b)	$—	$—	$1,335
U.S. Government and municipal bonds	$390	$119		$—	$—	$509
Corporate debt securities	$—	$397		$—	$—	$397
Mortgage-backed securities	$—	$475		$—	$—	$475
Other debt securities	$16	$16		$—	$—	$32
Other investments:
NEE:
Equity securities	$7	$—		$—	$—	$7
U.S. Government and municipal bonds	$6	$—		$—	$—	$6
Corporate debt securities	$—	$53		$—	$—	$53
Mortgage-backed securities	$—	$47		$—	$—	$47
Other	$5	$6		$—	$—	$11
Derivatives:
NEE:
Commodity contracts	$1,187	$2,251		$794	$(2,871)	$1,361	(c)
Interest rate contracts	$—	$76		$—	$—	$76	(c)
FPL - commodity contracts	$—	$14		$3	$(12)	$5	(c)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,240	$1,844		$228	$(2,748)	$564	(c)
Interest rate contracts	$—	$387		$—	$—	$387	(c)
Foreign currency swaps	$—	$66		$—	$—	$66	(c)
FPL - commodity contracts	$—	$31		$1	$(12)	$20	(c)
————————————

(a)
Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.  NEE and FPL also have contract settlement receivable and payable balances that are subject to the master netting arrangements but are not offset within the condensed consolidated balance sheets and are recorded in customer receivables - net and accounts payable, respectively.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at September 30, 2013 are as follows:

Transaction Type	Fair Value at September 30, 2013		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$507	$67	Discounted cash flow	Forward price (per MWh)	$10	—	$205
Forward contracts - gas	53	12	Discounted cash flow	Forward price (per MMBtu)	$2	—	$4
Forward contracts - other commodity related	12	14	Discounted cash flow	Forward price (various)	$1	—	$245
Options - power	106	63	Option models	Implied correlations	7%	—	96%
				Implied volatilities	1%	—	111%
Options - gas	25	16	Option models	Implied correlations	7%	—	96%
				Implied volatilities	1%	—	36%
Full requirements and unit contingent contracts	234	50	Discounted cash flow	Forward price (per MWh)	$(32)	—	$136
				Customer migration rate(a)	—%	—	20%
Total	$937	$222
——————————

(a)	Applies only to full requirements contracts.

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

In addition, the fair value measurement of interest rate swap liabilities related to the solar projects in Spain of approximately $91 million at September 30, 2013 includes a significant credit valuation adjustment.  The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the swap agreements.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended September 30,
	2013		2012
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at June 30	$384	$(1)	$575	$7
Realized and unrealized gains (losses):
Included in earnings(a)	243	—	(149)	—
Included in regulatory assets and liabilities	2	2	1	1
Purchases	19	—	40	—
Settlements	(3)	—	30	(3)
Issuances	(16)	—	(21)	—
Transfers in(b)	(2)	—	5	—
Transfers out(b)	(3)	—	1	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$624	$1	$482	$5
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$188	$—	$(171)	$—
————————————

(a)
For the three months ended September 30, 2013, realized and unrealized gains of approximately $242 million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.  For the three months ended September 30, 2012, realized and unrealized losses of approximately $149 million are reflected in the condensed consolidated statements of income in operating revenues.

(b)
Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three months ended September 30, 2013, unrealized gains of $188 million are reflected in the condensed consolidated statements of income in operating revenues.  For the three months ended September 30, 2012, unrealized losses of approximately $170 million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended September 30,
	2013		2012
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$566	$2	$486	$4
Realized and unrealized gains (losses):
Included in earnings(a)	253	—	135	—
Included in regulatory assets and liabilities	—	—	7	7
Purchases	89	—	221	—
Settlements	(59)	(1)	(152)	(6)
Issuances	(110)	—	(221)	—
Transfers in(b)	(116)	—	21	—
Transfers out(b)	1	—	(15)	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$624	$1	$482	$5
The amount of gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$256	$—	$41	$—
————————————

(a)
For the nine months ended September 30, 2013, realized and unrealized gains (losses) of approximately $244 million are reflected in the condensed consolidated statements of income in operating revenues, $11 million in interest expense and the balance is reflected in fuel, purchased power and interchange.  For the nine months ended September 30, 2012, realized and unrealized gains of approximately $132 million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

(b)
Transfers into Level 3 were a result of decreased observability of market data and, in 2013, the use of a significant credit valuation adjustment.  Transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the nine months ended September 30, 2013, unrealized gains of approximately $245 million are reflected in the condensed consolidated statements of income in operating revenues and $11 million in interest expense.  For the nine months ended September 30, 2012, unrealized gains of approximately $41 million are reflected in the condensed consolidated statements of income in operating revenues.

Nonrecurring Fair Value Measurements - NEE tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In February 2013, the Spanish government enacted a new law that made further changes to the economic framework of renewable energy projects including, among other things, changes that negatively affect the projected economics of the 99.8 megawatts (MW) of solar thermal facilities that affiliates of NEER were constructing in Spain (Spain solar projects) (see Note 10 - Spain Solar Projects).  Due to the February 2013 change in law, NEER performed a recoverability analysis, considering, among other things, working with lenders to restructure the financing agreements, abandoning the projects or selling the projects, and concluded that the undiscounted cash flows of the Spain solar projects were less than the carrying value of the projects.  Accordingly, NEER performed a fair value analysis based on the income approach to determine the amount of the impairment.  Based on the fair value analysis, property, plant and equipment with a carrying amount of approximately $800 million were written down to their estimated fair value of approximately $500 million as of March 31, 2013, resulting in an impairment charge of $300 million ($342 million after-tax, see Note 5), which is recorded as a separate line item in NEE’s condensed consolidated statements of income for the nine months ended September 30, 2013.

The estimate of the fair value was based on the discounted cash flows which were determined using a market participant view of the Spain solar projects upon completion and final commissioning of the projects.  As part of the valuation, NEER used observable inputs where available, including the revised renewable energy pricing under the February 2013 change in law.  Significant unobservable inputs (Level 3), including forecasts of generation, estimates of tariff escalation rates and estimated costs of debt and equity capital, were also used in the estimation of fair value.  In addition, NEER made certain assumptions regarding the projected capital and maintenance expenditures based on the estimated costs to complete the Spain solar projects and ongoing capital and maintenance expenditures.  An increase in the revenue and generation forecasts, a decrease in the projected capital and maintenance expenditures or a decrease in the weighted average cost of capital each would result in an increased fair market value.  Changes in the opposite direction of those unobservable inputs would result in a decreased fair market value.  See Note 10 - Spain Solar Projects for a discussion of additional developments that could potentially impact the Spain solar projects.

See Note 6 for a discussion of the nonrecurring fair value measurement of certain discontinued operations.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4.  Financial Instruments

The carrying amounts of cash equivalents, short-term debt and commercial paper approximate their fair values.  At September 30, 2013 and December 31, 2012, other investments of NEE, not included in the table below, included financial instruments of approximately $35 million and $41 million, respectively, which primarily consist of notes receivable that are carried at estimated fair value or cost, which approximates fair value.

The following estimates of the fair value of financial instruments have been made primarily using the market approach of using prices and other market information for identical and/or comparable assets and liabilities.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	September 30, 2013				December 31, 2012
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds	$4,574	(a)	$4,574	(a)	$4,190	(a)	$4,190	(a)
Other investments:
Notes receivable	$500		$624	(b)	$500		$665	(b)
Debt securities	$121	(c)	$121	(d)	$111	(c)	$111	(d)
Equity securities	$49		$49	(e)	$61		$79	(e)
Long-term debt, including current maturities	$27,788		$28,744	(f)	$26,647	(g)	$28,874	(f)
Interest rate contracts - net unrealized losses	$(143)		$(143)	(d)	$(311)		$(311)	(d)
Foreign currency swaps - net unrealized losses	$(117)		$(117)	(d)	$(66)		$(66)	(d)
FPL:
Special use funds	$3,155	(a)	$3,155	(a)	$2,918	(a)	$2,918	(a)
Long-term debt, including current maturities	$8,829		$9,634	(f)	$8,782		$10,421	(f)
————————————

(a)
At September 30, 2013, includes $234 million of investments accounted for under the equity method and $46 million of loans not measured at fair value on a recurring basis ($143 million and $33 million, respectively, for FPL).  At December 31, 2012, includes $229 million of investments accounted for under the equity method and $40 million of loans not measured at fair value on a recurring basis ($138 million and $32 million, respectively, for FPL).  For the remaining balances, see Note 3 for classification by major security type and hierarchy level.  The amortized cost of debt and equity securities is $1,758 million and $1,488 million, respectively, at September 30, 2013 and $1,679 million and $1,500 million, respectively, at December 31, 2012 ($1,411 million and $788 million, respectively, at September 30, 2013 and $1,339 million and $839 million, respectively, at December 31, 2012 for FPL).

(b)
Classified as held to maturity.  Estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3).  Notes receivable bear interest at fixed rates and mature by 2029.  Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement.  The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit ratings and market-related information.  As of September 30, 2013 and December 31, 2012, NEE had no notes receivable reported in non-accrual status.

(c)	Classified as trading securities.

(d)	See Note 3.

(e)
Primarily based on quoted prices in active markets (Level 1).  The remainder is modeled internally based on recent market information including, among other things, private offerings of the securities (Level 3).

(f)
As of September 30, 2013 and December 31, 2012, $18,262 million and $18,962 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3).  For FPL, estimated using quoted market prices for the same or similar issues (Level 2).

(g)	Also includes long-term debt reflected in liabilities associated with assets held for sale on the condensed consolidated balance sheets, for which the carrying amount approximates fair value.

Special Use Funds - The special use funds consist of FPL's storm fund assets of $74 million and NEE's and FPL's nuclear decommissioning fund assets of $4,500 million and $3,081 million, respectively, at September 30, 2013.  The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value (see Note 3).  For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in other - net in NEE's condensed consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at September 30, 2013 of approximately seven years at both NEE and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at September 30, 2013 of approximately three years.  The cost of securities sold is determined using the specific identification method.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(millions)
Realized gains	$40	$75	$17	$20	$103	$206	$48	$81
Realized losses	$26	$16	$18	$12	$69	$48	$48	$34
Proceeds from sale or maturity of securities	$822	$953	$613	$592	$2,604	$3,890	$1,967	$2,949

The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(millions)
Equity securities	$1,029	$680	$759	$521
Debt securities	$47	$92	$41	$77

The unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(millions)
Unrealized losses(a)	$27	$3	$21	$2
Fair value	$708	$277	$543	$223
————————————

(a)
Unrealized losses on available for sale debt securities for securities in an unrealized loss position for greater than twelve months at September 30, 2013 and December 31, 2012 were not material to NEE or FPL.

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

Interest Rate and Foreign Currency Contracts - NEE and its subsidiaries use a combination of fixed rate and variable rate debt to manage interest rate exposure.  Interest rate contracts are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.  In addition, with respect to certain debt issuances and borrowings, NEECH has two cross currency swaps to hedge against currency movements with respect to both interest and principal payments and a cross currency swap to hedge against currency and interest rate movements with respect to both interest and principal payments.  See Note 2.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5.  Income Taxes

NEE's effective income tax rates for the three months ended September 30, 2013 and 2012 were approximately 30% and 27%, respectively. The reduction from the federal statutory rate for those respective periods mainly reflects the benefit of wind production tax credits (PTCs) of approximately $36 million and $35 million, respectively, related to NEER's wind projects and deferred income tax benefits associated with grants (convertible investment tax credits (ITCs)) under the American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), of approximately $29 million and $14 million, respectively, primarily for certain wind and solar projects expected to be placed in service.

NEE's effective income tax rates for the nine months ended September 30, 2013 and 2012 were approximately 33% and 27%, respectively.  The increase in the rate for the nine months ended September 30, 2013 is primarily due to the establishment of a full valuation allowance during the first quarter of 2013 of approximately $132 million on the deferred tax assets associated with the Spain solar projects.  This valuation allowance primarily related to deferred tax assets created as a result of the $300 million impairment and other related charges ($342 million after-tax) recorded during the first quarter of 2013 (see Note 3 - Nonrecurring Fair Value Measurements).  In addition, the rates for both periods reflect the effect of PTCs of approximately $161 million and $147 million, respectively, for wind projects at NEER and deferred income tax benefits associated with convertible ITCs of approximately $62 million and $37 million, respectively, primarily for certain wind and solar projects expected to be placed in service.

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

6.  Discontinued Operations

In March 2013, a subsidiary of NEER completed the sale of its ownership interest in a portfolio of hydropower generation plants and related assets (hydro sale) with a total generating capacity of 351 MW located in Maine and New Hampshire.  The sales price primarily included the assumption by the buyer of $700 million in related debt.  In connection with the sale, a gain of approximately $372 million ($231 million after-tax) is reflected in net gain from discontinued operations, net of income taxes in NEE's condensed consolidated statements of income for the nine months ended September 30, 2013.  The assets and liabilities related to the hydro sale were classified as assets held for sale and liabilities associated with assets held for sale on NEE's condensed consolidated balance sheet at December 31, 2012.  The operations of the hydropower generation plants, exclusive of the gain, were not material to NEE's condensed consolidated statements of income for the nine months ended September 30, 2013 or 2012 or for the three months ended September 30, 2012.

In March 2013, NEER initiated a plan and received internal authorization to pursue the sale of its ownership interests in oil-fired generating plants located in Maine (Maine fossil) with a total generating capacity of 796 MW.  In connection with the decision to sell Maine fossil, a loss of approximately $67 million ($43 million after-tax) is reflected in net gain from discontinued operations, net of income taxes in NEE's condensed consolidated statements of income for the nine months ended September 30, 2013.  The fair value measurement (Level 3) was based on the estimated sales price less the estimated costs to sell.  The estimated sales price was estimated using an income approach based primarily on capacity revenue forecasts.  The carrying amount of the assets and liabilities and the operations, exclusive of the loss, of Maine fossil were not material to NEE's condensed consolidated financial statements as of September 30, 2013 or for the three or nine months ended September 30, 2013 or 2012.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7.  Variable Interest Entities (VIEs)

As of September 30, 2013, NEE has twelve VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC.  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and are secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $315 million and $366 million at September 30, 2013 and December 31, 2012, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's condensed consolidated balance sheets.  The liabilities of the VIE were approximately $389 million and $447 million at September 30, 2013 and December 31, 2012, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's condensed consolidated balance sheets.

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a purchased power agreement effective in 1994 with this 250 MW coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per MWh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The purchased power agreement with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are recovered through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended September 30, 2013 and 2012, FPL purchased 287,029 MWh and 293,650 MWh, respectively, from the facility at a total cost of approximately $41 million and $48 million, respectively.  During the nine months ended September 30, 2013 and 2012, FPL purchased 568,897 MWh and 582,661 MWh, respectively, from the facility at a total cost of approximately $114 million and $133 million, respectively.

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

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generating facilities with the capability of producing 110 MW.  This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  This VIE uses third-party debt and equity to finance its operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER for the repayment of debt.  The assets and liabilities of the VIE were approximately $92 million and $67 million, respectively, at September 30, 2013 and $90 million and $70 million, respectively, at December 31, 2012, and consisted primarily of property, plant and equipment and long-term debt.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The other ten NEER VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 3,219 MW.  Nine of these VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2018 through 2037; the tenth VIE sells its electric output in the spot market.  The VIEs use third-party debt and/or equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER for the repayment of debt.  The assets and liabilities of these VIEs totaled approximately $4.8 billion and $3.2 billion, respectively, at September 30, 2013. Nine of the ten were VIEs at December 31, 2012 and were consolidated; the assets and liabilities of those VIEs totaled approximately $4.6 billion and $3.2 billion, respectively, at December 31, 2012.  At September 30, 2013 and December 31, 2012, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of September 30, 2013 and December 31, 2012, several NEE subsidiaries have investments totaling approximately $711 million ($547 million at FPL) and $753 million ($583 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets.  As of September 30, 2013, NEE subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

8.  Common Shareholders' Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share of common stock from continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(millions, except per share amounts)
Numerator - income from continuing operations	$698	$415	$1,393	$1,482
Denominator:
Weighted-average number of common shares outstanding - basic	423.8	419.3	422.2	415.6
Performance share awards, options, equity units and restricted stock(a)	3.0	2.4	2.6	2.4
Weighted-average number of common shares outstanding - assuming dilution	426.8	421.7	424.8	418.0
Earnings per share of common stock from continuing operations:
Basic	$1.65	$0.99	$3.30	$3.57
Assuming dilution	$1.64	$0.98	$3.28	$3.55
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

Common shares issuable pursuant to equity units, stock options, performance shares and restricted stock awards which were not included in the denominator above due to their antidilutive effect were approximately 6.0 million and 3.2 million for the three months ended September 30, 2013 and 2012, respectively, and 0.9 million and 9.9 million for the nine months ended September 30, 2013 and 2012, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, for the three and nine months ended September 30, 2013 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three months ended September 30, 2013
Balances, June 30, 2013	$(126)		$128		$(67)	$(20)	$(17)	$(102)
Other comprehensive income (loss) before reclassifications	(18)		30		—	6	—	18
Amounts reclassified from AOCI	9	(a)	(7)	(b)	—	—	—	2
Net other comprehensive income (loss)	(9)		23		—	6	—	20
Balances, September 30, 2013	$(135)		$151		$(67)	$(14)	$(17)	$(82)
————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Nine months ended September 30, 2013
Balances, December 31, 2012	$(266)		$96		$(74)	$12	$(23)	$(255)
Other comprehensive income (loss) before reclassifications	83		72		6	(26)	6	141
Amounts reclassified from AOCI	48	(a)	(17)	(b)	1	—	—	32
Net other comprehensive income (loss)	131		55		7	(26)	6	173
Balances, September 30, 2013	$(135)		$151		$(67)	$(14)	$(17)	$(82)
————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9.  Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEE during the nine months ended September 30, 2013 were as follows:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)
January - September 2013	NEECH and NEER subsidiary	Canadian revolving credit agreements	Variable	(a)	$189	Various
January - September 2013	NEER subsidiaries	Euro-denominated senior secured limited-recourse loan	Variable	(a)(b)	$106	2030	(c)
August - September 2013	NEER subsidiary	Term loan facility	Variable	(a)	$62	2019
January - March 2013	Lone Star Transmission, LLC	Senior secured limited-recourse loan	Variable	(a)	$77	2016
January 2013	NEECH	Junior subordinated debentures	5.00%		$450	2073
May 2013	NEER subsidiary	Senior secured limited-recourse term loan	Variable	(d)	$1,150	2020
June 2013	FPL	First mortgage bonds	2.75%		$500	2023
June 2013	NEECH	Debentures	3.625%		$250	2023
June 2013	NEER subsidiary	Senior secured limited-recourse term loan	Variable	(a)(b)	$254	2031
July 2013	NEER subsidiary	Senior secured limited-recourse term loan	Variable	(a)(b)	$66	2021
September 2013	NEECH	Debentures related to NEE's equity units	1.45%		$500	2018
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	Interest rate swap agreements have been entered into with respect to these issuances. See Note 2.

(c)	See Note 10 - Spain Solar Projects for discussion of a default on the senior secured limited-recourse loan.

(d)	Variable rate is based on the greater of an underlying index or a floor, plus a margin.

In August 2013, NEECH completed a remarketing of approximately $402.4 million aggregate principal amount of its Series D Debentures due September 1, 2015, which constitutes a portion of the $402.5 million aggregate principal amount of such debentures (Debentures) that were issued in September 2010 as components of equity units issued concurrently by NEE (2010 equity units).  The Debentures are guaranteed by NEE.  In connection with the remarketing of the Debentures, the interest rate on the Debentures was reset to 1.339% per year, and interest is payable on March 1 and September 1 of each year, commencing September 1, 2013.  In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the 2010 equity units, in August and September 2013, NEE issued a total of 5,946,530 shares of common stock in exchange for $402.5 million.

In September 2013, NEE sold $500 million of equity units (initially consisting of Corporate Units).  Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series G Debenture due September 1, 2018 issued in the principal amount of $1,000 by NEECH (see table above).  Each stock purchase contract requires the holder to purchase by no later than September 1, 2016 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $82.70 to $99.24.  If purchased on the final settlement date, as of September 30, 2013, the number of shares issued would (subject to antidilution adjustments) range from 0.6046 shares if the applicable market value of a share of common stock is less than or equal to $82.70 to 0.5038 shares if the applicable market value of a share is equal to or greater than $99.24, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 29, 2016.  Total annual distributions on the equity units will be at the rate of 5.799%, consisting of interest on the debentures (1.45% per year) and payments under the stock purchase contracts (4.349% per year).  The interest rate on the debentures is expected to be reset on or after March 1, 2016.  The holder of the equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit.  The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract.  If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date.  The debentures are fully and unconditionally guaranteed by NEE.

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

At September 30, 2013, estimated capital expenditures for the remainder of 2013 through 2017 were as follows:

	Remainder of 2013	2014	2015	2016	2017	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$195	$710	$290	$75	$—	$1,270
Existing	245	760	730	600	540	2,875
Transmission and distribution	235	1,205	1,105	1,070	795	4,410
Nuclear fuel	115	140	210	220	225	910
General and other	60	160	110	125	120	575
Total(d)	$850	$2,975	$2,445	$2,090	$1,680	$10,040
NEER:
Wind(e)	$455	$660	$115	$10	$5	$1,245
Solar(f)	130	455	825	530	—	1,940
Nuclear(g)	115	315	280	305	245	1,260
Other(h)	65	40	15	75	40	235
Total	$765	$1,470	$1,235	$920	$290	$4,680
Corporate and Other (i)	$25	$75	$70	$60	$70	$300
————————————

(a)	Includes allowance for funds used during construction (AFUDC) of approximately $19 million, $48 million, $57 million and $26 million for the remainder of 2013 through 2016, respectively.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.

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

(e)
Consists of capital expenditures for new wind projects and related transmission totaling approximately 710 MW, including approximately 385 MW in Canada, that have received applicable internal approvals.  Excludes new Canadian wind projects requiring internal approvals with generation totaling approximately 80 MW in 2014, with an estimated remaining cost of approximately $200 million.  NEER expects to add up to 1,500 MW of new U.S. wind generation through 2014 at a total cost of up to $3 billion.

(f)
Consists of capital expenditures for new solar projects and related transmission totaling 1,045 MW that have received applicable internal approvals, including equity contributions associated with a 50% equity investment in a 550 MW solar project.  Includes approximately $1.1 billion of estimated costs associated with the pending acquisition of a 250 MW solar project that is expected to close in early 2014, subject to certain conditions precedent, and complete construction in 2016.

(g)	Includes nuclear fuel.

(h)	Consists of capital expenditures that have received applicable internal approvals.

(i)
Excludes new natural gas pipeline system requiring certain external and internal approvals with an estimated total cost of approximately $1.6 billion.  See Part II, Item 5. (c)(i) in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 for NEE and FPL.

In October 2013, NEER obtained internal approvals for approximately 850 MW of new U.S. wind projects and the remaining 80 MW of new Canadian wind projects, all of which are expected to come into service in 2014 and 2015, at estimated costs totaling approximately $1.6 billion.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  As of September 30, 2013, FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,330 MW annually through 2015 and 375 MW annually thereafter through 2021.  FPL also has various firm pay-for-performance contracts to purchase approximately 705 MW from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2024 through 2034.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas.

As of September 30, 2013, NEER has entered into contracts with expiration dates ranging from November 2013 through 2030 primarily for the purchase of solar reflectors, wind turbines and towers, steam turbine generators and heat collection elements and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel.  Approximately $1.9 billion of commitments under such contracts are included in the estimated capital expenditures table in Commitments above.  In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from November 2013 through 2033.

The required capacity and/or minimum payments under the contracts discussed above as of September 30, 2013 were estimated as follows:

	Remainder of 2013	2014	2015	2016	2017	Thereafter
	(millions)
FPL:
Capacity charges:(a)
Qualifying facilities	$70	$285	$290	$250	$255	$2,225
JEA and Southern subsidiaries	$55	$215	$195	$70	$50	$10
Minimum charges, at projected prices:
Natural gas, including transportation and storage(b)	$475	$1,535	$570	$535	$530	$6,400
Coal(b)	$25	$55	$20	$20	$—	$—
NEER	$840	$1,025	$130	$160	$85	$590
Corporate and Other(c)(d)	$40	$20	$15	$10	$10	$10
————————————

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $121 million and $129 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $365 million and $391 million for the nine months ended September 30, 2013 and 2012, respectively.  Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $93 million and $110 million for the three months ended September 30, 2013 and 2012, respectively, and approximately $202 million and $232 million for the nine months ended September 30, 2013 and 2012, respectively.

(b)	Recoverable through the fuel clause.

(c)	Includes an approximately $60 million commitment to invest in clean power and technology businesses through 2021.

(d)	Excludes approximately $360 million, in 2013, of joint obligations of NEECH and NEER which are included in the NEER amounts above.

On October 28, 2013, the FPSC issued an order approving, subject to a 21-day protest period, FPL's 25-year natural gas transportation agreements with each of Sabal Trail Transmission, LLC (Sabal Trail, an entity in which a NEECH subsidiary has a 33% ownership interest), and Florida Southeast Connection, LLC (Florida Southeast Connection, a NEE subsidiary) for a quantity of 400,000 MMBtu/day beginning on May 1, 2017 and increasing to 600,000 MMBtu/day on May 1, 2020. These agreements collectively contain firm commitments by FPL totaling on average approximately $410 million annually over the term of the agreements.  These firm commitments are contingent upon the occurrence of certain events, including FERC approval and completion of construction of the pipeline to be built by each of Sabal Trail and Florida Southeast Connection.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this Act, NEE maintains $375 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $13.2 billion of liability insurance coverage per incident at any nuclear reactor in the United States.  Under the secondary financial protection system, NEE is subject to retrospective assessments of up to $1.0 billion ($509 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the United States, payable at a rate not to exceed $152 million ($76 million for FPL) per incident per year.  NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold Energy Center (Duane Arnold) and St. Lucie Unit No. 2, which approximates $15 million, $38 million and $19 million, plus any applicable taxes, per incident, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  Effective April 1, 2013, a $1.5 billion sublimit was established for non-nuclear perils.  NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $198 million ($118 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year.  NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $3 million, $5 million and $4 million, plus any applicable taxes, respectively.

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

Spain Solar Projects - On March 28, 2013 and May 3, 2013, events of default occurred under the project-level financing agreements for the Spain solar projects (project-level financing) as a result of changes of law that occurred in December 2012 and February 2013.  These changes of law negatively affected the projected economics of the projects and have caused the project-level financing to be unsupportable by expected future project cash flows.  Under the project-level financing, events of default provide for, among other things, a right by the lenders (which they have not exercised to date for the project-level financing) to accelerate the payment of the project-level debt.  Accordingly, approximately $784 million of debt and $91 million of derivative liabilities related to interest rate swaps continue to be classified as current maturities of long-term debt and current derivative liabilities, respectively, on NEE's condensed consolidated balance sheets as of September 30, 2013.  The parties to the project-level financing agreements have been in negotiations with the lenders to seek to restructure the project-level financing.

In addition, pursuant to Spanish law, the impairment recorded due to the changes of law has caused NextEra Energy España, S.L. en Liquidación (NEE España), the NEER subsidiary in Spain that is the direct shareholder of the project-level subsidiaries (and whose primary assets are the stock of the project-level subsidiaries), to commence liquidation proceedings on October 21, 2013.  The commencement of the liquidation process resulted in an additional event of default under the project-level financing agreements and, if not cured or waived within 30 days, also would result in the immediate acceleration of the payment of the debt outstanding (approximately $202 million outstanding at September 30, 2013) under a variable rate revolving loan agreement with a lender entered into by NEE España and NEECH, scheduled to mature in April 2014, which NEE España had used to fund a substantial portion of its base equity commitment under the project-level financing agreements (which base equity commitment was guaranteed by NEECH under the project-level financing agreements).  NEECH believes that its liability under the project-level financing agreements together with its liability under the variable rate revolving loan agreement should not exceed NEE España’s total base equity commitment under the project-level financing agreements.

In connection with the foregoing, on March 20, 2013, NEECH filed a lawsuit in the U.S. District Court for the Southern District of New York against the lenders requesting that the court confirm NEECH's conclusion that its obligations to the lenders under the project-level financing agreements are limited, as a result of changes of law, to guaranteeing the payment of the remaining unfunded portion of the base equity commitment (approximately $12 million remaining at September 30, 2013) as opposed to guaranteeing the payment of all debt outstanding under the project-level financing agreements ($784 million at September 30, 2013) as well as associated interest rate swap breakage ($161 million at September 30, 2013) and other specified costs. In May 2013, the lenders filed a response to the lawsuit in which they disagree with NEECH's conclusion and contend that NEECH's obligations to guarantee the foregoing amounts have not been limited. There can be no assurance that the court will agree with NEECH's position that its guarantee is limited as a result of changes of law or that the financing arrangements will be successfully restructured.

In July 2013, the Spanish government published a new law that created a new economic framework for the Spanish renewable energy sector.  Additional regulatory pronouncements from the Spanish government, which are expected in the first quarter of 2014, are needed to complete and implement the framework.  At this time, NEE is unable to assess the framework's ultimate impact on the Spain solar projects which could include further impairment of the Spain solar projects and/or a partial refund of tariff revenues collected since July 2013.

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

	Three Months Ended September 30,
	2013					2012
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$3,020	$1,281		$93	$4,394	$2,975	$808		$60	$3,843
Operating expenses	$2,242	$904		$63	$3,209	$2,256	$793	(b)	$52	$3,101
Net income (loss)	$422	$281	(c)	$(5)	$698	$392	$44	(c)	$(21)	$415

	Nine Months Ended September 30,
	2013					2012
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$7,905	$3,343		$258	$11,506	$7,778	$2,929		$174	$10,881
Operating expenses	$5,860	$2,860	(d)	$185	$8,905	$5,916	$2,271	(b)	$149	$8,336
Income from continuing operations	$1,101	$295	(c)	$(3)	$1,393	$984	$516	(c)	$(18)	$1,482
Net gain from discontinued operations, net of income taxes(e)	$—	$175		$13	$188	$—	$—		$—	$—
Net income (loss)	$1,101	$470	(c)	$10	$1,581	$984	$516	(c)	$(18)	$1,482

	September 30, 2013				December 31, 2012
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER		Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$36,168	$28,525	$2,473	$67,166	$34,853	$27,139	(f)	$2,447	$64,439
————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt.  For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)	Amount is restated to conform to current year's presentation.

(c)
Includes NEER's tax benefits related to PTCs and for the nine months ended September 30, 2013 also includes after-tax charges of $342 million associated with the impairment of the Spain solar projects.  See Note 3 - Nonrecurring Fair Value Measurements and Note 5.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL.  Most of NEECH's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NEE.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended September 30,
	2013				2012
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,377	$3,017	$4,394	$—	$871	$2,972	$3,843
Operating expenses(b)	(4)	(965)	(2,240)	(3,209)	(5)	(843)	(2,253)	(3,101)
Interest expense	(2)	(182)	(104)	(288)	(2)	(155)	(102)	(259)
Equity in earnings of subsidiaries	700	—	(700)	—	416	—	(416)	—
Other income - net(b)	—	87	11	98	4	68	14	86
Income (loss) before income taxes	694	317	(16)	995	413	(59)	215	569
Income tax expense (benefit)	(4)	38	263	297	(2)	(82)	238	154
Net income (loss)	$698	$279	$(279)	$698	$415	$23	$(23)	$415

	Nine Months Ended September 30,
	2013				2012
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$3,611	$7,895	$11,506	$—	$3,112	$7,769	$10,881
Operating expenses(b)	(11)	(3,043)	(5,851)	(8,905)	(13)	(2,416)	(5,907)	(8,336)
Interest expense	(7)	(513)	(305)	(825)	(8)	(479)	(308)	(795)
Equity in earnings of subsidiaries	1,572	—	(1,572)	—	1,480	—	(1,480)	—
Other income - net(b)	1	254	39	294	5	250	30	285
Income from continuing operations before income taxes	1,555	309	206	2,070	1,464	467	104	2,035
Income tax expense (benefit)	(13)	13	677	677	(18)	(29)	600	553
Income (loss) from continuing operations	1,568	296	(471)	1,393	1,482	496	(496)	1,482
Net gain from discontinued operations, net of income taxes	13	175	—	188	—	—	—	—
Net income (loss)	$1,581	$471	$(471)	$1,581	$1,482	$496	$(496)	$1,482
————————————
(a)  Represents FPL and consolidating adjustments.
(b)  Prior year amounts are restated to conform to the current year's presentation.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30,
	2013				2012
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss)	$718	$298	$(298)	$718	$386	$(6)	$6	$386

	Nine Months Ended September 30,
	2013				2012
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss)	$1,754	$636	$(636)	$1,754	$1,417	$437	$(437)	$1,417
————————————

(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	September 30, 2013				December 31, 2012
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$32	$28,439	$39,384	$67,855	$31	$26,638	$38,248	$64,917
Less accumulated depreciation and amortization	(10)	(5,562)	(10,884)	(16,456)	(7)	(4,800)	(10,697)	(15,504)
Total property, plant and equipment - net	22	22,877	28,500	51,399	24	21,838	27,551	49,413
CURRENT ASSETS
Cash and cash equivalents	1	504	53	558	2	287	40	329
Receivables	198	1,212	831	2,241	398	1,208	450	2,056
Other	9	1,515	1,149	2,673	432	1,421	999	2,852
Total current assets	208	3,231	2,033	5,472	832	2,916	1,489	5,237
OTHER ASSETS
Investment in subsidiaries	17,398	—	(17,398)	—	16,064	—	(16,064)	—
Other	720	4,942	4,633	10,295	647	4,749	4,393	9,789
Total other assets	18,118	4,942	(12,765)	10,295	16,711	4,749	(11,671)	9,789
TOTAL ASSETS	$18,348	$31,050	$17,768	$67,166	$17,567	$29,503	$17,369	$64,439
CAPITALIZATION
Common shareholders' equity	$17,409	$4,838	$(4,838)	$17,409	$16,068	$3,533	$(3,533)	$16,068
Long-term debt	—	15,388	8,474	23,862	—	14,848	8,329	23,177
Total capitalization	17,409	20,226	3,636	41,271	16,068	18,381	4,796	39,245
CURRENT LIABILITIES
Debt due within one year	—	3,913	935	4,848	—	3,624	558	4,182
Accounts payable	—	613	631	1,244	1	667	613	1,281
Other	195	1,711	1,215	3,121	440	2,317	659	3,416
Total current liabilities	195	6,237	2,781	9,213	441	6,608	1,830	8,879
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	554	1,254	1,808	—	508	1,207	1,715
Deferred income taxes	186	1,193	5,828	7,207	497	891	5,315	6,703
Other	558	2,840	4,269	7,667	561	3,115	4,221	7,897
Total other liabilities and deferred credits	744	4,587	11,351	16,682	1,058	4,514	10,743	16,315
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$18,348	$31,050	$17,768	$67,166	$17,567	$29,503	$17,369	$64,439
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30,
	2013				2012
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,174	$494	$1,722	$3,390	$662	$878	$1,617	$3,157
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(2,450)	(2,209)	(4,659)	—	(3,492)	(3,197)	(6,689)
Capital contribution to FPL	—	—	—	—	(240)	—	240	—
Cash grants under the Recovery Act	—	170	—	170	—	105	—	105
Change in loan proceeds restricted for construction	—	245	—	245	—	212	—	212
Other - net	(668)	20	626	(22)	—	(59)	(70)	(129)
Net cash used in investing activities	(668)	(2,015)	(1,583)	(4,266)	(240)	(3,234)	(3,027)	(6,501)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	3,155	498	3,653	—	3,632	594	4,226
Retirements of long-term debt	—	(1,216)	(453)	(1,669)	—	(1,272)	(49)	(1,321)
Proceeds from sale of differential membership interests	—	201	—	201	—	414	—	414
Net change in short-term debt	—	(971)	476	(495)	—	254	142	396
Issuances of common stock	415	—	—	415	386	—	—	386
Dividends on common stock	(836)	—	—	(836)	(752)	—	—	(752)
Other - net	(86)	569	(647)	(164)	(56)	(785)	705	(136)
Net cash provided by (used in) financing activities	(507)	1,738	(126)	1,105	(422)	2,243	1,392	3,213
Net increase (decrease) in cash and cash equivalents	(1)	217	13	229	—	(113)	(18)	(131)
Cash and cash equivalents at beginning of period	2	287	40	329	1	339	37	377
Cash and cash equivalents at end of period	$1	$504	$53	$558	$1	$226	$19	$246
————————————

(a)	Represents FPL and consolidating adjustments.

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

	Net Income (Loss)		Earnings (Loss) Per Share, assuming dilution		Net Income (Loss)		Earnings (Loss) Per Share, assuming dilution
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(millions)				(millions)
FPL	$422	$392	$0.99	$0.93	$1,101	$984	$2.59	$2.35
NEER(a)	281	44	0.66	0.10	470	516	1.11	1.23
Corporate and Other	(5)	(21)	(0.01)	(0.05)	10	(18)	0.02	(0.03)
NEE	$698	$415	$1.64	$0.98	$1,581	$1,482	$3.72	$3.55
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

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

•
For much of 2013, NEE and its subsidiaries have been engaged in an initiative to improve productivity, reduce O&M costs and seek additional growth opportunities (cost savings initiative).  NEE expects the transition costs associated with the cost savings initiative for 2013 to range from approximately $65 million to $75 million, of which $46 million ($28 million after-tax) has been recorded through September 30, 2013.

Also see Note 10 - Commitments and - Contracts.

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

During the nine months ended September 30, 2013, an after-tax net gain from discontinued operations of $188 million ($175 million recorded at NEER and $13 million recorded at Corporate and Other) was recorded in NEE's condensed consolidated statements of income.  The after-tax net gain from discontinued operations consisted of $231 million for the March 2013 hydro sale, partly offset by a $43 million write down associated with Maine fossil.  See Note 6. During the same period, an impairment charge recorded by NEER of $300 million ($342 million after-tax) related to the Spain solar projects was recorded in NEE's condensed consolidated statements of income.  See Note 3 - Nonrecurring Fair Value Measurements and Note 5 and, for a discussion of additional developments that could potentially impact the Spain solar projects, see Note 10 - Spain Solar Projects. In order to make period to period comparisons more meaningful, in 2013 adjusted earnings also exclude the after-tax net gain from discontinued operations, the after-tax charges associated with the impairment of the Spain solar projects and, beginning in the third quarter of 2013, the after-tax operating results associated with the Spain solar projects.

The following table provides details of the adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(millions)
Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity(a)	$76	$(130)	$15	$(28)
Income (loss) from OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals	$—	$13	$1	$30
After-tax net gain from discontinued operations(b)	$—	$—	$188	$—
After-tax charges recorded by NEER associated with the impairment of the Spain solar projects	$—	$—	$(342)	$—
After-tax operating results of NEER's Spain solar projects	$15	$—	$15	$—
____________________

(a)
All of the gains reported for the three and nine months ended September 30, 2013 are included in NEER's net income. For the three and nine months ended September 30, 2012, $131 million and $31 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

(b)	For the nine months ended September 30, 2013, $175 million of the gain is included in NEER's net income; the balance is included in Corporate and Other.

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices and interest rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

RESULTS OF OPERATIONS

Summary

NEE's net income for the three months ended September 30, 2013 was higher than the prior period by $283 million, or 66 cents per share, primarily due to higher results at NEER. NEE's net income for the nine months ended September 30, 2013 was higher than the prior period by $99 million, or 17 cents per share, primarily due to higher results at FPL.

FPL's increase in net income for the three and nine months ended September 30, 2013 was primarily driven by continued investments in plant in service which resulted in earning an 11.07% return on common equity as determined for regulatory purposes (regulatory ROE) on its retail rate base.

NEER's results increased for the three months ended September 30, 2013 primarily due to net unrealized mark-to-market gains from non-qualifying hedge activity for the three months ended September 30, 2013 compared to losses on such hedges in the prior year period and higher results from new investments.  NEER's results decreased for the nine months ended September 30, 2013 primarily due to the $342 million of after-tax charges associated with the impairment of the Spain solar projects recorded in the first quarter of 2013, partly offset by the $175 million net after-tax gain from discontinued operations recorded in the first quarter of 2013 and higher results from new investments.

Corporate and Other's results improved for the three and nine months ended September 30, 2013 primarily due to the absence of a $13 million after-tax charge recorded in the third quarter of 2012 associated with an early stage technology investment and higher results from NEET, partly offset by higher interest expense.

NEE's effective income tax rates for the three months ended September 30, 2013 and 2012 were approximately 30% and 27%, respectively.  NEE's effective income tax rates for the nine months ended September 30, 2013 and 2012 were approximately 33% and 27%, respectively. The increase in the rate for the nine months ended September 30, 2013 is primarily due to the establishment of a full valuation allowance during the first quarter of 2013 on the deferred tax assets associated with the Spain solar projects (see Note 3 - Nonrecurring Fair Value Measurements and Note 5).  The rates for all periods reflect the effect of PTCs for wind projects at NEER and deferred income tax benefits associated with convertible ITCs under the Recovery Act.  PTCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income.  The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off.  PTCs for the three months ended September 30, 2013 and 2012 were approximately $36 million and $35 million, respectively, and $161 million and $147 million for the comparable nine-month periods.  Deferred income tax benefits associated with convertible ITCs for the three months ended September 30, 2013 and 2012 were approximately $29 million and $14 million, respectively, and $62 million and $37 million for the comparable nine-month periods.  See Note 5.

FPL:  Results of Operations

FPL’s net income for the three months ended September 30, 2013 and 2012 was $422 million and $392 million, respectively, an increase of $30 million.  FPL’s net income for the nine months ended September 30, 2013 and 2012 was $1,101 million and $984 million, respectively, an increase of $117 million.

The use of the reserve amortization is permitted by a January 2013 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement) and, for the prior period, a February 2011 FPSC final order approving a stipulation and settlement agreement between FPL and principal parties in a prior rate case (2010 rate agreement), subject to limitations provided in the rate agreements.  In order to earn a targeted regulatory ROE in each reporting period under the 2012 and 2010 rate agreements, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest, taxes other than income taxes and income tax expenses.  In general, the net impact of these income statement line items are offset, in part, by reserve amortization to earn a targeted regulatory ROE. In certain periods, reserve amortization must be reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, equity component of AFUDC (AFUDC - equity) and costs not allowed to be recovered by the FPSC.

FPL's regulatory ROE for the period ending September 30, 2013 was 11.07% compared to 11.0% in the prior year period. The 2013 regulatory ROE of 11.07% reflects approximately $19 million of after-tax charges associated with the cost savings initiative (see Overview - Additional Outlook Matters).  These charges were not offset by additional reserve amortization. Excluding the impact of these charges, FPL's regulatory ROE would have been approximately 11.25%. The $30 million and $117 million increase in FPL's net income for the three and nine months ended September 30, 2013, respectively, was primarily driven by:

•
higher earnings on investment in plant in service of $44 million and $133 million, respectively.  Average investment in plant in service grew FPL's retail rate base by approximately $3.6 billion and $3.4 billion for the three and nine months ended September 30, 2013, respectively, reflecting, among other things, the extended power uprates at FPL's nuclear units, the modernized Cape Canaveral facility (Cape Canaveral unit) and ongoing transmission and distribution additions, and

•	the increase in the regulatory ROE from 11.0% to 11.07%,
partly offset by,

•
lower cost recovery clause results of $13 million and $28 million, respectively, primarily due to the transfer of new nuclear capacity to retail rate base as discussed below under Retail Base and Cost Recovery Clauses.

In addition, FPL's results for the nine months ended September 30, 2013 included higher AFUDC - equity of $6 million.

FPL's operating revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(millions)
Retail base	$1,429	$1,243	$3,739	$3,264
Fuel cost recovery	976	1,131	2,523	2,916
Net recognition of previously deferred retail fuel revenues	—	—	44	—
Other cost recovery clauses and pass-through costs, net of any deferrals	542	536	1,389	1,416
Other, primarily wholesale and transmission sales, customer-related fees and pole attachment rentals	73	65	210	182
Total	$3,020	$2,975	$7,905	$7,778

Retail Base

Included in retail base revenues for the three and nine months ended September 30, 2013 were approximately $87 million and $234 million, respectively, of revenues associated with new retail base rates under the 2012 rate agreement.  Additional retail base revenues of approximately $70 million and $182 million were collected during the three and nine months ended September 30, 2013, respectively, related to new nuclear capacity of approximately 365 MW, which was placed in service in 2012, as permitted by the FPSC's nuclear cost recovery rule.  Retail base rates are expected to increase approximately $164 million on an annualized basis beginning on April 24, 2013 with the entry into service of the Cape Canaveral unit; additional retail base revenues related to the Cape Canaveral unit amounted to $48 million and $88 million for the three and nine months ended September 30, 2013, respectively.

FPSC Rate Orders
On September 19, 2013, the Florida Supreme Court heard oral argument on the State of Florida Office of Public Counsel's appeal of the FPSC's final order regarding the 2012 rate agreement.  A ruling by the Florida Supreme Court is pending.

Retail Customer Usage and Growth
For the three months ended September 30, 2013, FPL experienced a 0.6% decline in retail sales, primarily due to weather conditions and increased efficiency measures, partly offset by retail customer growth and a slight improvement in the Florida economy, which collectively decreased retail base revenues by approximately $19 million.  For the nine months ended September 30, 2013, FPL experienced a 0.9% decrease in retail sales, reflecting a reduction in usage per retail customer as a result of weather conditions, increased efficiency measures and one less day of sales in 2013, as 2012 was a leap year, partly offset by retail customer growth and a slight improvement in the Florida economy, which collectively decreased retail base revenues by approximately $29 million.

In the first quarter of 2013, FPL entered into an agreement to acquire the City of Vero Beach's electric utility system, which acquisition is subject to regulatory approvals and certain other conditions.  FPL is targeting a late 2014 closing for the transaction and, upon closing, expects to add approximately 34,000 customer accounts.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs.  Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to nuclear capacity, solar and environmental projects.  For the three months ended September 30, 2013 and 2012, cost recovery clauses contributed $29 million and $42 million, respectively, to FPL’s net income; the amounts for the nine months ended September 30, 2013 and 2012 were $85 million and $113 million, respectively.  The decreases are primarily as a result of the collection in 2013 of retail base revenues related to new nuclear capacity which was placed in service in 2012 (see Retail Base above).  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service and is recovered in base rates, pre-construction costs associated with the development of two additional nuclear units at the Turkey Point site and changes in energy sales.  Capacity charges and franchise fee costs are included in fuel, purchased power and interchange and taxes other than income taxes and other, respectively, in the condensed consolidated statements of income.  The decrease in fuel cost recovery revenues for the three and nine months ended September 30, 2013 is primarily due to a lower average fuel factor, partly offset by gas sales associated with an incentive mechanism allowed under the 2012 rate agreement (incentive gas sales) and higher interchange power sales.

Other

FPL expects revenues from wholesale sales to increase approximately $100 million in 2014 primarily due to growth of load served under existing wholesale contracts.

Other Items Impacting FPL's Condensed Consolidated Statements of Income

Fuel, Purchased Power and Interchange
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(millions)
Fuel and energy charges during the period	$987	$1,117	$2,668	$2,805
Net recognition of previously deferred retail fuel costs	—	9	—	101
Net deferral of retail fuel costs	(16)	—	(107)	—
Other, primarily capacity charges, net of any capacity deferral	170	154	418	395
Total	$1,141	$1,280	$2,979	$3,301

The decrease in fuel and energy charges for the three and nine months ended September 30, 2013 was primarily due to lower fuel and energy prices, reflecting additional nuclear generation in 2013, which has a lower fuel cost, partly offset by gas purchased for incentive gas sales. The additional nuclear generation in 2013 was primarily due to increased capacity of the nuclear units as a result of the nuclear uprate project and higher nuclear production reflecting lower outage duration in 2013.

O&M Expenses
FPL's O&M expenses increased $16 million for the three months ended September 30, 2013 primarily due to approximately $23 million of cost savings initiative costs, partly offset by lower costs recoverable through cost recovery clauses, which are essentially pass-through costs.  FPL's O&M expenses decreased $51 million for the nine months ended September 30, 2013, reflecting lower cost recovery clause costs of $42 million, the absence of nuclear outage costs incurred during an outage in the prior year and lower fossil outage costs primarily due to outage timing, partly offset by $31 million of cost savings initiative costs.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(millions)
Reserve reversal (amortization) recorded under the 2012 and 2010 rate agreements, respectively	$10	$(33)	$(208)	$(363)
Other depreciation and amortization recovered under base rates	279	254	824	756
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	62	33	164	103
Total	$351	$254	$780	$496

In the three months ended September 30, 2013, reserve amortization was reversed so as not to exceed the targeted retail regulatory ROE. Reserve amortization did not offset the 2013 charges associated with the cost savings initiative. The reserve reversal (amortization) recorded in the current periods was lower than amortization recorded in the prior year periods primarily due to additional base revenues collected in 2013 associated with new retail base rates under the 2012 rate agreement.  The reserve reversal (amortization) recorded for the three and nine months ended September 30, 2013 under the 2012 rate agreement reflects the amortization of a depreciation reserve remaining at the end of 2012 under the 2010 rate order; at September 30, 2013 approximately $16 million of this reserve remains available for future amortization.  Also, FPL may amortize over the term of the 2012 rate agreement a portion of FPL's fossil dismantlement reserve up to a maximum of $176 million, subject to certain limits.  Beginning in 2013, such amounts are being amortized as a reduction of regulatory liabilities - accrued asset removal costs on the condensed consolidated balance sheets.  The increase in other depreciation and amortization expense recovered under base rates for the three and nine months ended September 30, 2013 is primarily due to higher plant in service balances.  The increase in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization for the three and nine months ended September 30, 2013 is primarily due to recoveries of prior year investment under the FPSC's nuclear cost recovery rule and higher plant in service balances associated with environmental projects under the environmental cost recovery clause.

Taxes Other Than Income Taxes and Other
Taxes other than income taxes and other increased $12 million and $33 million for the three and nine months ended September 30, 2013, respectively, primarily due to higher property taxes reflecting growth in plant in service balances and, also for the nine months ended September 30, 2013, higher payroll taxes, partly offset by lower franchise fees and revenue taxes, both of which are pass-through costs.

Interest Expense
The decrease in interest expense for the nine months ended September 30, 2013 is primarily due to lower average interest rates and a higher debt component of AFUDC (AFUDC - debt), partly offset by higher average debt balances.  The change in AFUDC - debt is due to the same factors as described below in AFUDC - equity.

AFUDC - Equity
The decrease in AFUDC - equity for the three months ended September 30, 2013 is primarily due to lower AFUDC - equity associated with the Cape Canaveral unit which was placed in service in April 2013, partly offset by additional AFUDC - equity recorded on construction expenditures associated with the Riviera Beach and Port Everglades modernization projects.  The increase in AFUDC - equity for the nine months ended September 30, 2013 is primarily due to additional AFUDC - equity recorded on construction expenditures associated with the Riviera Beach and Port Everglades modernization projects, partly offset by lower AFUDC - equity associated with the Cape Canaveral unit.

Major Capital Projects

In April 2013, FPL completed the final stage of its generation uprate project at Turkey Point Unit No. 4 and placed in service the approximately 1,210 MW natural gas-fired combined-cycle Cape Canaveral unit. In October 2013, the Florida Supreme Court dismissed the Florida Industrial Power Users Group’s appeal of the FPSC’s order approving FPL’s Port Everglades modernization.

NEER: Results of Operations

NEER’s net income for the three months ended September 30, 2013 and 2012 was $281 million and $44 million, respectively, an increase of $237 million.  NEER’s net income for the nine months ended September 30, 2013 and 2012 was $470 million and $516 million, respectively, a decrease of $46 million.  The primary drivers, on an after-tax basis, of these changes are in the following table.  The 99.8 MW associated with the Spain solar projects and the related operating results are not included in new investments data below.

	Increase (Decrease) From Prior Period
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(millions)
New investments(a)	$33	$99
Existing assets(a)	—	(5)
Gas infrastructure(b)	9	7
Customer supply and proprietary power and gas trading businesses(b)	(13)	(5)
Interest expense, differential membership costs and other	(1)	(7)
Change in unrealized mark-to-market non-qualifying hedge activity(c)(d)	207	46
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	(13)	(29)
Net gain from discontinued operations(e)	—	175
Charges associated with the impairment of the Spain solar projects(f)	—	(342)
Operating results of the Spain solar projects(f)	15	15
Net income increase (decrease)	$237	$(46)
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

(b)	Does not include allocation of interest expense or corporate general and administrative expenses.

(c)	See Note 2 and Overview related to derivative instruments.

(d)	See table in Overview for additional detail.

(e)	See Note 6 and Overview for additional information.

(f)	See Note 3 - Nonrecurring Fair Value Measurements and Overview - Adjusted Earnings for additional information.

New Investments

Results from new investments for the three months ended September 30, 2013 increased primarily due to:

•	the addition of approximately 1,343 MW of wind generation during or after the three months ended September 30, 2012, and

•	higher deferred income tax and other benefits associated with convertible ITCs of $15 million, partly offset by,

•	lower state ITCs of $4 million.

Results from new investments for the nine months ended September 30, 2013 increased primarily due to:

•	the addition of approximately 1,520 MW of wind and 40 MW of solar generation during or after the nine months ended September 30, 2012, and

•	higher deferred income tax and other benefits associated with convertible ITCs of $15 million, partly offset by,

•	lower state ITCs of $7 million.

Existing Assets

Results from NEER's existing asset portfolio for the nine months ended September 30, 2013 decreased primarily due to:

•	lower wind generation of approximately $25 million,

•	PTC roll off of $14 million, and

•	lower results of $13 million due to the absence of the hydro assets which were sold in the first quarter of 2013, partly offset by,

•	increased generation at Seabrook, primarily due to the absence of a 2012 reduction in capacity, as well as lower operating costs at that facility, and

•
improved results of $7 million in the Electric Reliability Council of Texas (ERCOT) region, primarily due to the absence of outages that occurred in 2012 at the natural gas facilities, and favorable market conditions.

Gas Infrastructure

The increase in gas infrastructure results for the three and nine months ended September 30, 2013 is primarily due to income from additional production in 2013, partly offset for the nine months ended September 30, 2013 by the absence of gains recorded in the first quarter of 2012 from exiting the hedged positions on a number of future gas production opportunities.

Customer Supply and Proprietary Power and Gas Trading

Results from the customer supply and proprietary power and gas trading businesses decreased for the three and nine months ended September 30, 2013 primarily due to lower results in the customer supply business reflecting lower margins and mild weather conditions, partly offset by higher power and gas trading results.

Interest Expense, Differential Membership Costs and Other

For the three and nine months ended September 30, 2013, interest expense, differential membership costs and other reflects higher borrowing and other costs to support the growth of the business and cost savings initiative costs, partly offset by lower average interest rates and favorable income tax benefits.

Other Factors

Supplemental to the primary drivers of the changes in net income discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended September 30, 2013 increased $473 million primarily due to:

•
higher unrealized mark-to-market gains from non-qualifying hedges ($94 million for the three months ended September 30, 2013 compared to $161 million of losses on such hedges for the comparable period in 2012),

•
higher revenues in the New England Power Pool (NEPOOL) region primarily due to higher generation at Seabrook due to the absence of a 2012 reduction in capacity, higher revenues in the ERCOT region and higher gas infrastructure revenues, partly offset by lower customer supply and proprietary power and gas trading revenues (collectively, $119 million), and

•	higher revenues from new investments of approximately $88 million, including $43 million associated with the Spain solar projects.

Operating revenues for the nine months ended September 30, 2013 increased $414 million primarily due to:

•
higher revenues in the NEPOOL region primarily due to higher generation at Seabrook due to the absence of a 2012 reduction in capacity, higher gas infrastructure revenues and higher revenues in the ERCOT region primarily due to the absence of outages that occurred in 2012 at the natural gas facilities, offset in part by lower customer supply and proprietary power and gas trading revenues (collectively, $340 million), and

•	higher revenues from new investments of approximately $200 million, including $43 million associated with the Spain solar projects, partly offset by,

•	lower wind generation from the existing asset portfolio, and

•
higher unrealized mark-to-market losses from non-qualifying hedges ($13 million for the nine months ended September 30, 2013 compared to $62 million of gains on such hedges for the comparable period in 2012).

Operating Expenses
Operating expenses for the three months ended September 30, 2013 increased $111 million primarily due to:

•	higher fuel expense in the NEPOOL and ERCOT regions and higher gas infrastructure operating expenses (collectively, $154 million), and

•	higher operating expenses associated with new investments of approximately $44 million, including $13 million associated with the Spain solar projects, partly offset by,

•
higher unrealized mark-to-market gains from non-qualifying hedges ($19 million for the three months ended September 30, 2013 compared to $59 million of losses on such hedges for the comparable period in 2012).

Operating expenses for the nine months ended September 30, 2013 increased $589 million primarily due to:

•	an impairment charge of $300 million related to the Spain solar projects,

•
higher fuel expense primarily in the NEPOOL and ERCOT regions and higher gas infrastructure operating expenses, offset in part by lower customer supply and proprietary power and gas trading fuel expense (collectively, $285 million), and

•	higher operating expenses associated with new investments of approximately $109 million, including $13 million associated with the Spain solar projects, partly offset by,

•
higher unrealized mark-to-market gains from non-qualifying hedges ($1 million for the nine months ended September 30, 2013 compared to $120 million of losses on such hedges for the comparable period in 2012).

Interest Expense
NEER’s interest expense for the three and nine months ended September 30, 2013 increased $20 million and $4 million, respectively, primarily due to higher average debt balances, partly offset by lower average interest rates. In addition, NEER’s interest expense for the three and nine months ended September 30, 2013 reflect a $3 million and $14 million, respectively, favorable change in the fair value of cash flow hedges related to interest rate swaps for which hedge accounting was discontinued in the second quarter of 2013 (see Note 2 and Overview - Adjusted Earnings). NEER’s interest expense for the three and nine months ended September 30, 2013 also includes approximately $14 million of additional interest expense associated with the Spain solar projects, primarily due to the absence of capitalized interest in the current period as the project was placed in service in June 2013.

Benefits Associated with Differential Membership Interests - Net
Benefits associated with differential membership interests - net in NEE's condensed consolidated statements of income for all periods presented reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind project, net of associated costs.  For the nine months ended September 30, 2012, benefits associated with differential membership interests - net also includes $14 million of benefits where the investors elected to receive the convertible ITCs related to the underlying wind project; there were no such benefits for any other periods presented.

Gains on Disposal of Assets - Net
Gains on disposal of assets - net in NEE's condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2012 primarily reflect gains on sales of securities held in NEER's nuclear decommissioning funds and, for these respective periods, include approximately $2 million, $13 million, $27 million and $62 million of OTTI reversals.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(millions)
Interest expense, net of allocations to NEER	$(29)	$(24)	$(87)	$(68)
Interest income	8	10	24	27
Federal and state income tax benefits	7	4	26	18
Other	9	(11)	47	5
Net income (loss)	$(5)	$(21)	$10	$(18)

The increase in interest expense, net of allocations to NEER, for the three and nine months ended September 30, 2013 reflects higher average debt balances, partly offset by lower average interest rates.  The federal and state income tax benefits for both periods reflect consolidating income tax adjustments and, for the nine months ended September 30, 2013, also include a $13 million income tax benefit recorded as net gain from discontinued operations, net of federal income taxes, in NEE's condensed consolidated statements of income (see Overview - Adjusted Earnings and Note 6).  Other includes all other corporate income and expenses, as well as other business activities. The increase for the three and nine months ended September 30, 2013 reflects higher results from NEET and the absence of a $13 million after-tax impairment charge on an early stage technology investment recorded in the third quarter of 2012; the pretax amount ($20 million) of such impairment is reflected in other - net in NEE's condensed consolidated statements of income.

Transmission Project

In late March 2013, Lone Star achieved commercial operation of approximately 330 miles of new transmission lines and associated transmission facilities in Texas.  Also see Part II, Item 5. (c)(ii) in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 for NEE and FPL.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are used for, among other things, working capital, capital expenditures, investments in or acquisitions of assets and businesses, payment of maturing debt obligations and, from time to time, redemption or repurchase of outstanding debt or equity securities.  It is anticipated that these requirements will be satisfied through a combination of cash flow from operations, short- and long-term borrowings, and the issuance, from time to time, of short- and long-term debt and equity securities and proceeds from the sale of differential membership interests, consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating.  NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows.  The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows

Sources and uses of NEE's and FPL's cash for the nine months ended September 30, 2013 and 2012 were as follows:

	NEE		FPL
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(millions)
Sources of cash:
Cash flows from operating activities	$3,390	$3,157	$2,792	$2,302
Long-term borrowings and change in loan proceeds restricted for construction	3,898	4,438	498	594
Proceeds from the sale of differential membership interests - net of payments	154	361	—	—
Capital contribution from NEE	—	—	—	240
Cash grants under the Recovery Act	170	105	—	—
Issuances of common stock - net	415	386	—	—
Net increase in short-term debt	—	396	475	142
Other sources - net	52	15	34	36
Total sources of cash	8,079	8,858	3,799	3,314
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(4,659)	(6,689)	(2,209)	(3,198)
Retirements of long-term debt	(1,669)	(1,321)	(453)	(50)
Net decrease in short-term debt	(495)	—	—	—
Dividends	(836)	(752)	(1,070)	—
Repurchases of common stock	—	(19)	—	—
Other uses - net	(191)	(208)	(53)	(82)
Total uses of cash	(7,850)	(8,989)	(3,785)	(3,330)
Net increase (decrease) in cash and cash equivalents	$229	$(131)	$14	$(16)

In the third quarter of 2013, NEE elected to post cash collateral with counterparties related to commodity contracts rather than use letters of credit which reduced cash flow from operations by approximately $463 million for the nine months ended September 30, 2013. The $463 million of cash collateral deposits are included in other current assets on the condensed consolidated balance sheet of NEE at September 30, 2013.  NEE expects to return to using letters of credit for collateral posting in the fourth quarter of 2013.  See Liquidity below.

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generating facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects.  The following table provides a summary of the major capital investments for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
	(millions)
FPL:
Generation:
New	$778	$1,852
Existing	424	428
Transmission and distribution	634	692
Nuclear fuel	116	137
General and other	115	57
Other, primarily the exclusion of AFUDC - equity and change in accrued property additions	142	32
Total	2,209	3,198
NEER:
Wind	864	1,498
Solar	689	929
Nuclear, including nuclear fuel	172	203
Other	603	460
Total	2,328	3,090
Corporate and Other	122	401
Total capital expenditures and independent power and other investments and nuclear fuel purchases	$4,659	$6,689

Liquidity

At September 30, 2013, NEE's total net available liquidity was approximately $7.1 billion, of which FPL's portion was approximately $2.7 billion.  The table below provides the components of FPL's and NEECH's net available liquidity at September 30, 2013:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,000	$4,600	$7,600	(b)	(b)
Less letters of credit	(3)	(573)	(576)
	2,997	4,027	7,024

Revolving credit facility	235	—	235	2014
Less borrowings	—	—	—
	235	—	235

Letter of credit facilities(c)	—	250	250		2015
Less letters of credit	—	(71)	(71)
	—	179	179

Subtotal	3,232	4,206	7,438

Cash and cash equivalents	54	504	558
Less commercial paper	(580)	(335)	(915)
Net available liquidity	$2,706	$4,375	$7,081
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

Additionally, at September 30, 2013, certain subsidiaries of NEE had credit or loan facilities with available liquidity as set forth in the table below.  In order for the applicable borrower to borrow or to have letters of credit issued under the terms of the agreements listed below, among other things, NEE's ratio of funded debt to total capitalization that is specified in the agreement may not be exceeded.  These agreements also generally contain covenants and default and related acceleration provisions relating to, among other things, failure of NEE to maintain a ratio of funded debt to total capitalization at required levels.  Some of the payment obligations of the borrowers under the agreements listed below ultimately are guaranteed by NEE.

	Amount	Amount Remaining Available at September 30, 2013	Rate	Maturity Date	Related Project Use
	(millions)
NEECH and certain subsidiaries of NEER:
Canadian revolving credit agreements(a)	C$750	$142	Variable	Various	Canadian renewable generating assets
Revolving loan agreement(b)	€161.5	$17	Variable	2014	Construction of Spain solar projects
Certain subsidiaries of NEER:
Senior secured limited-recourse loan agreement(b)	€589.2	$38	Variable	2030	Construction of Spain solar projects
Term loan facility	$150	$88	Variable	2019	Construction of Genesis solar project
______________________

(a)
Available for general corporate purposes; the current intent is to use these facilities for the purchase, development, construction, and/or operation of Canadian renewable generating assets.  Consist of agreements with original amounts of C$150 million with a maturity date of December 2013, C$400 million with a maturity date of 2014, C$100 million with a maturity date of 2015, and C$100 million with a maturity date of 2016 with approximately $1 million, none, $97 million and $44 million, respectively, remaining available under these agreements at September 30, 2013.

(b)	See Note 10 - Spain Solar Projects for a discussion of the effect that a change in Spanish law has had on these financing agreements.

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

At September 30, 2013, NEE had approximately $721 million of standby letters of credit ($3 million for FPL), approximately $156 million of surety bonds ($21 million for FPL) and approximately $11.4 billion notional amount of guarantees and indemnifications ($18 million for FPL), of which approximately $5.9 billion of letters of credit, guarantees and indemnifications ($8 million for FPL) have expiration dates within the next five years.

Each of NEE and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds, guarantees and indemnifications.  Accordingly, at September 30, 2013, NEE and FPL did not have any liabilities recorded for these letters of credit, surety bonds, guarantees and indemnifications.

Shelf Registration
In August 2012, NEE, NEECH and FPL filed a shelf registration statement with the SEC for an unspecified amount of securities which became effective upon filing.  The amount of securities issuable by the companies is established from time to time by their respective boards of directors.  As of November 1, 2013, securities that may be issued under the registration statement include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.  As of November 1, 2013, the board-authorized capacity available to issue securities was approximately $4.0 billion for NEE and NEECH (issuable by either or both of them up to such aggregate amount) and $1.6 billion for FPL.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2013 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended September 30, 2013
Fair value of contracts outstanding at June 30, 2013	$296	$546	$(46)	$796
Reclassification to realized at settlement of contracts	(6)	15	7	16
Net option premium purchases (issuances)	(3)	6	—	3
Changes in fair value excluding reclassification to realized	40	88	(22)	106
Fair value of contracts outstanding at September 30, 2013	327	655	(61)	921
Net margin cash collateral paid (received)				(178)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2013	$327	$655	$(61)	$743

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Nine months ended September 30, 2013
Fair value of contracts outstanding at December 31, 2012	$261	$674	$(15)	$920
Reclassification to realized at settlement of contracts	(15)	(31)	(19)	(65)
Inception value of new contracts	3	—	—	3
Net option premium purchases (issuances)	(19)	(2)	—	(21)
Changes in fair value excluding reclassification to realized	97	14	(27)	84
Fair value of contracts outstanding at September 30, 2013	327	655	(61)	921
Net margin cash collateral paid (received)				(178)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2013	$327	$655	$(61)	$743

NEE's total mark-to-market energy contract net assets (liabilities) at September 30, 2013 shown above are included on the condensed consolidated balance sheets as follows:

September 30, 2013
(millions)
Current derivative assets	$411
Noncurrent derivative assets	963
Current derivative liabilities	(361)
Noncurrent derivative liabilities	(270)
NEE's total mark-to-market energy contract net assets	$743

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2013 were as follows:

	Maturity
	2013	2014	2015	2016	2017	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(10)	$34	$15	$(4)	$—	$—	$35
Significant other observable inputs	12	18	14	29	22	(4)	91
Significant unobservable inputs	7	41	41	42	35	35	201
Total	9	93	70	67	57	31	327
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	1	(12)	3	—	—	—	(8)
Significant other observable inputs	—	39	30	63	11	7	150
Significant unobservable inputs	42	62	39	58	66	246	513
Total	43	89	72	121	77	253	655
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	—	(62)	—	—	—	—	(62)
Significant unobservable inputs	—	1	—	—	—	—	1
Total	—	(61)	—	—	—	—	(61)
Total sources of fair value	$52	$121	$142	$188	$134	$284	$921

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2012 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended September 30, 2012
Fair value of contracts outstanding at June 30, 2012	$113	$899	$4	$(302)	$714
Reclassification to realized at settlement of contracts	24	27	(2)	185	234
Inception value of new contracts	6	—	—	—	6
Net option premium purchases (issuances)	13	—	—	—	13
Changes in fair value excluding reclassification to realized	33	(254)	—	90	(131)
Fair value of contracts outstanding at September 30, 2012	189	672	2	(27)	836
Net margin cash collateral paid (received)					(120)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2012	$189	$672	$2	$(27)	$716

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NEE Total
	(millions)
Nine months ended September 30, 2012
Fair value of contracts outstanding at December 31, 2011	$15	$720	$8	$(501)	$242
Reclassification to realized at settlement of contracts	49	(63)	(6)	560	540
Inception value of new contracts	6	2	—	—	8
Net option premium purchases (issuances)	(9)	1	—	—	(8)
Changes in fair value excluding reclassification to realized	128	12	—	(86)	54
Fair value of contracts outstanding at September 30, 2012	189	672	2	(27)	836
Net margin cash collateral paid (received)					(120)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2012	$189	$672	$2	$(27)	$716

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of September 30, 2013 and December 31, 2012, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2012	$—	$3	$3	$34	$88	$76	$34	$87	$76
September 30, 2013	$—	$1	$1	$33	$50	$50	$33	$52	$51
Average for the nine months ended September 30, 2013	$—	$2	$2	$34	$43	$33	$34	$42	$32
______________________

(a)
Non-qualifying hedges are employed to reduce the market risk exposure to physical assets or contracts which are not marked to market.  The VaR figures for the non-qualifying hedges and hedges in FPL cost recovery clauses category do not represent the economic exposure to commodity price movements.

Interest Rate Risk

NEE and FPL are exposed to risk resulting from changes in interest rates as a result of their respective issuances of debt, investments in special use funds and other investments.  NEE and FPL manage their respective interest rate exposure by monitoring current interest rates, entering into interest rate contracts and using a combination of fixed rate and variable rate debt.  Interest rate contracts are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	September 30, 2013			December 31, 2012
	Carrying Amount	Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,985	$1,985	(a)	$1,979		$1,979	(a)
Other investments:
Notes receivable	$500	$624	(b)	$500		$665	(b)
Debt securities	$121	$121	(a)	$111		$111	(a)
Long-term debt, including current maturities	$27,788	$28,744	(c)	$26,647	(d)	$28,874	(c)
Interest rate contracts - net unrealized losses	$(143)	$(143)	(e)	$(311)		$(311)	(e)
FPL:
Fixed income securities - special use funds	$1,540	$1,540	(a)	$1,526		$1,526	(a)
Long-term debt, including current maturities	$8,829	$9,634	(c)	$8,782		$10,421	(c)
————————————

(a)	Estimated using quoted market prices for these or similar issues.

(b)	Estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Also includes long-term debt reflected in liabilities associated with assets held for sale on the condensed consolidated balance sheets, for which the carrying amount approximates fair value.

(e)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

As of September 30, 2013, NEE had interest rate contracts with a notional amount of approximately $7.6 billion related to long-term debt issuances, of which $2.1 billion are fair value hedges at NEECH that effectively convert fixed-rate debt instruments to variable-rate instruments.  The remaining $5.5 billion of notional amount of interest rate contracts relate to cash flow hedges to manage exposure to the variability of cash flows associated with variable-rate debt instruments, all of which relate to NEER debt issuances.  At September 30, 2013, the estimated fair value of NEE's fair value hedges and cash flow hedges was approximately $21 million and $(164) million, respectively.  See Note 2.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $1,001 million ($493 million for FPL) at September 30, 2013.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities.  For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,589 million and $2,211 million ($1,615 million and $1,392 million for FPL) at September 30, 2013 and December 31, 2012, respectively.  At September 30, 2013, a hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $248 million ($157 million for FPL) reduction in fair value.  For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

Currency Exchange Rate Risk

At September 30, 2013, with respect to certain debt issuances and borrowings, NEECH has two cross currency swaps to hedge against currency movements with respect to both interest and principal payments and a cross currency swap to hedge against currency and interest rate movements with respect to both interest and principal payments.  At September 30, 2013 and December 31, 2012, the fair value of cross currency swaps was approximately $(117) million and $(66) million, respectively.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance.  As of September 30, 2013, approximately 97% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of September 30, 2013.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

NEE and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal proceedings that could have a material effect on NEE or FPL, see Item 3. Legal Proceedings and Note 13 - Legal Proceedings to Consolidated Financial Statements in the 2012 Form 10-K and Note 10 - Spain Solar Projects and - Legal Proceedings herein.  Such descriptions are incorporated herein by reference.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NEE of its common stock during the three months ended September 30, 2013 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
7/1/13 - 7/31/13	—	$—	—	13,274,748
8/1/13 - 8/31/13	5,098	$83.70	—	13,274,748
9/1/13 - 9/30/13	516	$79.03	—	13,274,748
Total	5,614	$83.27	—
————————————

(a)
Includes: (1) in August 2013, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long-Term Incentive Plan and the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP); and (2) in September 2013, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the former LTIP to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 5. Other Information

(a)	None

(b)	None

(c)	Other events

(i)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL Sources of Generation - Nuclear Operations - Nuclear Unit Scheduled Refueling Outages in the 2012 Form 10-K.

The next scheduled nuclear refueling outage for Turkey Point Unit No. 3 is expected to begin in March 2014.

(ii)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL Sources of Generation - Nuclear Operations - Disposition of Spent Nuclear Fuel in the 2012 Form 10-K.

In August 2013, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) issued an order requiring the NRC to proceed with the legally mandated licensing process for a nuclear waste repository at Yucca Mountain. As a result, in August 2013, the NRC issued an order to the participants in the licensing proceeding seeking their views on how the NRC should proceed with the licensing process.

(iii)	Reference is made to Item 1. Business - NEE Environmental Matters - Environmental Regulations - Regulation of GHG Emissions in the 2012 Form 10-K.

In October 2013, the U.S. Supreme Court granted a request by several petitioners for review of the D.C. Circuit's decision which upheld the EPA's greenhouse gas (GHG) regulations. The U.S. Supreme Court granted review on the limited question of whether the EPA permissibly determined that its regulation of GHG emissions from new motor vehicles triggered permitting requirements under the Clean Air Act for stationary sources that emit GHG. The U.S. Supreme Court is expected to hear oral arguments between January and June 2014.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4(a)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 21, 2010, creating the Series D Debentures due September 1, 2015 (filed as Exhibit 4(c) to Form 8-K dated September 15, 2010, File No. 1-8841)
x
*4(b)
Letter, dated August 9, 2013, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series D Debentures effective August 9, 2013 (filed as Exhibit 4(b) to Form 8-K dated August 9, 2013, File No. 1-8841)
x
*4(c)
Purchase Contract Agreement, dated as of September 1, 2013, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated September 25, 2013, File No. 1-8841)
x
*4(d)
Pledge Agreement, dated as of September 1, 2013, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated September 25, 2013, File No. 1-8841)
x
*4(e)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 25, 2013, creating the Series G Debentures due September 1, 2018 (filed as Exhibit 4(c) to Form 8-K dated September 25, 2013, File No. 1-8841)
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
_________________________

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

Date:	November 1, 2013

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