Form 10-K
period 2013-12-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2014-02-24
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number
1-8841	NEXTERA ENERGY, INC.	59-2449419
2-27612	FLORIDA POWER & LIGHT COMPANY 700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000	59-0247775
State or other jurisdiction of incorporation or organization:    Florida

Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
NextEra Energy, Inc.:	Common Stock, $0.01 Par Value	New York Stock Exchange
	5.889% Corporate Units	New York Stock Exchange
	5.799% Corporate Units	New York Stock Exchange
Florida Power & Light Company: None
Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act of 1933.

NextEra Energy, Inc. Yes ☑ No ☐ Florida Power & Light Company Yes ☑ No ☐
Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

NextEra Energy, Inc. Yes ☐ No ☑ Florida Power & Light Company Yes ☐ No ☑
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrants are a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.

NextEra Energy, Inc.	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Florida Power & Light Company	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☑
Aggregate market value of the voting and non-voting common equity of NextEra Energy, Inc. held by non-affiliates as of June 28, 2013 (based on the closing market price on the Composite Tape on June 28, 2013) was $34,470,185,539.
There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates as of June 28, 2013.
The number of shares outstanding of NextEra Energy, Inc. common stock, as of the latest practicable date: Common Stock, $0.01 par value, outstanding as of January 31, 2014: 435,382,649 shares.
As of January 31, 2014, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by NextEra Energy, Inc.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of NextEra Energy, Inc.'s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
________________________
This combined Form 10-K represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.
Florida Power & Light Company meets the conditions set forth in General Instruction I.(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC - debt	debt component of allowance for funds used during construction
AFUDC - equity	equity component of allowance for funds used during construction
AOCI	accumulated other comprehensive income
capacity clause	capacity cost recovery clause, as established by the FPSC
CFTC	U.S. Commodity Futures Trading Commission
CO2	carbon dioxide
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FDEP	Florida Department of Environmental Protection
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly-owned NEECH subsidiary
FPL	Florida Power & Light Company
FPL FiberNet	fiber-optic telecommunications business
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
GHG	greenhouse gas(es)
ISO	independent system operator
ITC	investment tax credit
kW	kilowatt
kWh	kilowatt-hour(s)
Lone Star	Lone Star Transmission, LLC
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	NextEra Energy Resources, LLC
NEET	NextEra Energy Transmission, LLC
NERC	North American Electric Reliability Corporation
NHT	New Hampshire Transmission, LLC
Note __	Note __ to consolidated financial statements
NOx	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PJM	PJM Interconnection, L.L.C.
PMI	NextEra Energy Power Marketing, LLC
Point Beach	Point Beach Nuclear Power Plant
PTC	production tax credit
PUCT	Public Utility Commission of Texas
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
PV	photovoltaic
regulatory ROE	return on common equity as determined for regulatory purposes
RFP	request for proposal
ROE	return on common equity
RPS	renewable portfolio standards
RTO	regional transmission organization
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NEECH subsidiary has a 33% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
U.S.	United States of America
WCEC	FPL's West County Energy Center in western Palm Beach County, Florida

NEE, FPL, NEECH and NEER each has subsidiaries and affiliates with names that may include NextEra Energy, FPL, NextEra Energy Resources, FPL Group Capital, FPL Energy, FPLE and similar references.  For convenience and simplicity, in this report the terms NEE, FPL, NEECH and NEER are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates.  The precise meaning depends on the context.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as may result, are expected to, will continue, is anticipated, aim, believe, will, could, should, would, estimated, may, plan, potential, future, projection, goals, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part I, Item 1A. Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on NEE's and/or FPL's operations and financial results, and could cause NEE's and/or FPL's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of NEE and/or FPL in this combined Form 10-K, in presentations, on their respective websites, in response to questions or otherwise.

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

PART I

Item 1.  Business

OVERVIEW

NextEra Energy, Inc. (hereafter, NEE) is one of the largest electric power companies in North America, with approximately 42,500 MW of generating capacity in 26 states in the U.S. and 4 provinces in Canada, and employing approximately 13,900 people as of December 31, 2013.  NEE provides retail and wholesale electric services to nearly 5 million customers and owns generation, transmission and distribution facilities to support its services.  It also purchases electric power for resale to its customers and provides risk management services related to power and gas consumption for a limited number of wholesale customers in selected markets.  NEE is the largest generator in North America of renewable energy from the wind and sun. NEE owns and operates approximately 17% of the installed base of U.S. wind power production capacity and owns and/or operates approximately 14% of the installed base of U.S. utility-scale solar power production capacity as of December 31, 2013.  NEE also owns and operates one of the largest fleets of nuclear power stations in the U.S., with eight reactors at five sites located in four states, representing approximately 6% of U.S. nuclear power electric generating capacity as of December 31, 2013.  NEE's business strategy has emphasized the development, acquisition and operation of renewable, nuclear and natural gas-fired generation facilities in response to long-term federal policy trends supportive of zero and low air emissions sources of power.  NEE's generation fleet has significantly lower rates of emissions of CO2, SO2 and NOx than the average rates of the U.S. electric power industry with approximately 96% of its 2013 generation, measured by MWh produced, coming from renewable, nuclear and natural gas-fired facilities.  Certain environmental attributes of the wholesale business' electric generating facilities, such as renewable energy credits (RECs), emissions reductions, offsets, allowances and the avoided emission of GHG pollutants, have been or likely will be sold or transferred to third parties, who are solely entitled to the reporting rights and ownership of the environmental attributes.

NEE was incorporated in 1984 under the laws of Florida and conducts its operations principally through two wholly-owned subsidiaries, Florida Power & Light Company (hereafter, FPL) and NextEra Energy Resources, LLC (hereafter, NEER).  NextEra Energy Capital Holdings, Inc. (hereafter, NEECH), another wholly-owned subsidiary of NEE, owns and provides funding for NEER's and NEE's other operating subsidiaries, other than FPL and its subsidiaries.  NEE's two principal businesses also constitute NEE's reportable segments for financial reporting purposes.
FPL is a rate-regulated electric utility engaged primarily in the generation, transmission, distribution and sale of electric energy in Florida.  FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. based on retail MWh sales.  FPL is vertically integrated, with approximately 24,300 MW of generating capacity as of December 31, 2013.  FPL's investments in its infrastructure since 2001, such as modernizing less-efficient fossil generating plants to produce more energy with less fuel and fewer air emissions, increasing generating capacity at its existing nuclear units and upgrading its transmission and distribution systems to deliver service reliability that is the best of the Florida investor-owned utilities, have provided significant benefits to FPL's customers, all while providing residential and commercial bills that were among the lowest in Florida and below the national average based on a rate per kWh as of July 2013 (the latest date for which this data is available).  With approximately 94% of its power generation coming from natural gas, nuclear and solar, FPL is also one of the cleanest electric utilities in the nation.  Based on 2013 information, FPL's emissions rates for CO2, SO2 and NOx were 35%, 97% and 71% lower, respectively, than the average rates of the U.S. electric power industry.

NEER, with approximately 18,300 MW of generating capacity at December 31, 2013, is one of the largest wholesale generators of electric power in the U.S., with nearly 17,800 MW of generating capacity across 24 states, and with approximately 400 MW in 4 Canadian provinces.  NEER produces the majority of its electricity from clean and renewable sources, including wind and solar.  NEER also provides full energy and capacity requirements services, engages in power and gas marketing and trading activities, participates in natural gas, natural gas liquids and oil production and pipeline infrastructure development and owns a retail electricity provider.

NEECH's other business activities are primarily conducted through NEET and FPL FiberNet.  NEET conducts its operations principally through two wholly-owned subsidiaries, Lone Star, a rate-regulated transmission service provider in Texas, and NHT, a rate-regulated transmission owner in New Hampshire.  FPL FiberNet delivers wholesale and enterprise telecommunications services in Florida, Texas and certain areas of the South Central U.S.

NEE seeks to create value in its two principal businesses by meeting its customers' needs more economically and more reliably than its competitors, as described in more detail in the following sections.  NEE's strategy has resulted in profitable growth over sustained periods at both FPL and NEER.  Management seeks to grow each business in a manner consistent with the varying opportunities open to it; however, management believes that the diversification and balance represented by FPL and NEER is a valuable characteristic of the enterprise and recognizes that each business contributes to NEE's credit profile in different ways.  FPL and NEER, as well as other NEE subsidiaries, share common support functions with the objective of lowering costs and creating efficiencies for their businesses.  During 2013, NEE and its subsidiaries commenced an enterprise-wide initiative focused mainly on improving productivity and reducing O&M expenses (cost savings initiative), and management expects to continue those efforts over the near term.

NEE'S OPERATING SUBSIDIARIES

I.  FPL

FPL was incorporated under the laws of Florida in 1925 and is a wholly-owned subsidiary of NEE.  FPL is a rate-regulated electric utility and is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. based on retail MWh sales.  FPL, with 24,273 MW of generating capacity at December 31, 2013, supplies electric service throughout most of the east and lower west coasts of Florida, serving more than 9 million people through approximately 4.7 million customer accounts.  At December 31, 2013, FPL's service territory and plant locations are as follows (see Item 2 - Generating Facilities):

FRANCHISE AGREEMENTS AND COMPETITION

FPL's service to its retail customers is provided primarily under franchise agreements negotiated with municipalities or counties.  Alternatively, municipalities and counties may form their own utility companies to provide service to their residents.  In a very few cases, an FPL franchise agreement provides the respective municipality the right to buy the electrical assets serving local residents at the end of the agreement.  However, during the term of a franchise agreement, which is typically 30 years, the municipality or county agrees not to form its own utility, and FPL has the right to offer electric service to residents.  FPL currently holds 177 franchise agreements with various municipalities and counties in Florida with varying expiration dates through 2043.  Six of these franchise agreements expire in 2014, four expire in 2015 and 167 expire during the period 2016 through 2043.  These franchise agreements cover approximately 85% of FPL's retail customer base in Florida.  Negotiations are ongoing to renew the franchise agreements that expire in 2014 and 2015.  FPL considers its franchises to be adequate for the conduct of its business.  FPL also provides service to 12 other municipalities and to 22 unincorporated areas within its service area without franchise agreements pursuant to the general obligation to serve as a public utility.  FPL relies upon Florida law for access to public rights of way.

Because any customer may elect to provide his/her own electric services, FPL effectively must compete for an individual customer's business.  As a practical matter, few customers provide their own service at the present time since FPL's cost of service is substantially lower than the cost of self-generation for the vast majority of customers.  Changing technology, economic conditions and other factors could alter the favorable relative cost position that FPL currently enjoys; however, FPL seeks as a matter of strategy to ensure that it delivers superior value, in the form of high reliability, low bills and excellent customer service.

In addition to self-generation by residential, commercial and industrial customers, FPL also faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources.  In each of 2013, 2012 and 2011, operating revenues from wholesale and industrial customers combined represented approximately 3% of FPL's total operating revenues.  FPL expects revenues from wholesale sales to increase in 2014 primarily due to an increase in contracted load served under existing wholesale contracts.

The FPSC promotes cost competitiveness in the building of new steam and solar generating capacity by requiring investor-owned electric utilities, including FPL, to issue an RFP except when the FPSC determines that an exception from the RFP process is in the public interest.  The RFP process allows independent power producers and others to bid to supply the new generating capacity.  If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generating capacity of the type proposed, the investor-owned electric utility would seek to negotiate a purchased power agreement with the selected bidder and request that the FPSC approve the terms of the purchased power agreement and, if appropriate, provide the required authorization for the construction of the bidder's generating capacity.

New nuclear power plants and combustion turbines are exempt from the RFP requirement.  See FPL Sources of Generation - Fossil Operations and Nuclear Operations below.

CUSTOMERS AND REVENUE

FPL's primary source of operating revenues is from its retail customer base; it also serves a limited number of wholesale customers within Florida.  Beginning in 2013, operating revenues include gains associated with an incentive mechanism allowed under the 2012 rate agreement (see FPL Regulation - FPL Rate Regulation - Base Rates - Rates Effective January 2013 - December 2016); such gains are included in other in the chart below. The percentage of FPL's operating revenues and customer accounts by customer class were as follows:

Operating Revenues
8%
1%
37%
54%
5%
1%
39%
55%
5%
1%
39%
55%
2013
2012
2011
Years
Residential
Commercial
Wholesale
Other

2013 Customer Accounts

Commercial
11%
Residential
89%

Industrial, Wholesale and Other collectively less than 1%

For both retail and wholesale customers, the prices (or rates) that FPL may charge are approved by regulatory bodies, by the FPSC in the case of retail customers, and by the FERC in the case of wholesale customers.  In general, under U.S. and Florida law, regulated rates are intended to cover the cost of providing service, including an appropriate rate of return on capital employed.  Since the regulatory bodies have authority to determine the relevant cost of providing service and the appropriate rate of return on capital employed, there can be no guarantee that FPL will be able to earn any particular rate of return or recover all of its costs through regulated rates.  See FPL Regulation below.

FPL seeks to maintain attractive rates for its customers.  Since rates are largely cost-based, maintaining low rates requires a strategy focused on developing and maintaining a low cost position.  The ideas generated from the cost savings initiative are expected to keep FPL's O&M expenses recovered through base rates flat through 2016 as compared to 2012.  A common benchmark used in the electric power industry for comparing rates across companies is the price of 1,000 kWh of consumption per month for a residential customer.  FPL's 2013 average bill for 1,000 kWh of monthly residential usage was the lowest among reporting electric utilities within Florida as indicated below:

Florida Electric Utility Residential Bill Comparison of
Average Typical Monthly Bills from January – December 2013
Residential 1,000 kWh Bill

Average Typical Monthly Bill
$150
$130
$110
$90
$70
$50
FPL
$95.20
Florida Electric Utilities

POWER DELIVERY

FPL provides service to its customers through an integrated transmission and distribution system that links its generation facilities to its customers.  FPL also maintains interconnection facilities with neighboring utilities and non-utility generators inside its territory, enabling it to buy and sell wholesale electricity and to enhance the reliability of its own network and support the reliability of neighboring networks.  FPL's transmission system carries high voltage electricity from its generating facilities to substations where the electricity is stepped down to lower voltage levels and is sent through the distribution system to its customers.

A key element of FPL's strategy is to provide highly reliable service to its customers.  The transmission and distribution system is susceptible to interruptions or outages from a wide variety of sources including weather, animal and vegetation interference, traffic accidents, equipment failure and many others, and FPL seeks to reduce or eliminate outages where economically practical and to restore service rapidly when outages occur.  A common industry benchmark for transmission and distribution system reliability is the system average interruption duration index (SAIDI), which represents the number of minutes the average customer is without power during a time period.  For the five years 2008 - 2012, FPL's average annual SAIDI was the best of the investor-owned utilities in Florida.  FPL is accelerating its existing storm hardening and reliability program through 2016, to continue strengthening its infrastructure against tropical storms and hurricanes. Also, during 2013, FPL completed the final installation of approximately 4.5 million smart meters and other equipment, as part of its commitment to building a smarter, more reliable and efficient electric infrastructure.

FPL SYSTEM CAPABILITY AND LOAD

At December 31, 2013, FPL's resources for serving load consisted of 26,236 MW, of which 24,273 MW were from FPL-owned facilities (see Item 2 - Generating Facilities) and 1,963 MW were available through purchased power agreements (see FPL Sources of Generation - Purchased Power below).  FPL customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in FPL's service territory.  Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.  The highest peak load FPL has served to date was 24,346 MW, which occurred on January 11, 2010.  FPL had adequate resources available at the time of this peak to meet customer demand.

FPL's projected reserve margin for the summer of 2014 is approximately 28%.  This reserve margin is expected to be achieved through the combination of available output from FPL's active generating units, purchased power agreements and the capability to reduce peak demand through the implementation of demand side management programs, including load management which was estimated at December 31, 2013 to be capable of reducing demand by 1,870 MW, and energy efficiency and conservation programs.  See FPL Sources of Generation - Fossil Operations and Nuclear Operations below regarding generation projects currently under construction.

FPL SOURCES OF GENERATION

FPL relies upon a mix of fuel sources for its generating facilities, along with purchased power, in order to maintain the flexibility to achieve a more economical fuel mix by responding to market and industry developments.  See descriptions of fossil, nuclear and solar operations below and a listing of FPL's generating facilities in Item 2 - Generating Facilities.

FPL's 2013 fuel mix based on MWh produced, including purchased power, was as follows:

2013 Generation by Fuel Type

MWh

Purchased Power 5%
Coal 5%
Nuclear 23%
Natural Gas 67%

Oil and Solar are collectively less than 1%

Fossil Operations (Natural Gas, Coal and Oil)

At December 31, 2013, FPL owned and operated 71 units that used fossil fuels, primarily natural gas, and had a joint ownership interest in 3 coal units.  Combined, the fossil fleet provided 20,785 MW of generating capacity for FPL.  These fossil units are out of service from time to time for routine maintenance or on standby during periods of reduced electricity demand.  A common industry benchmark for fossil unit reliability is the equivalent forced outage rate (EFOR), which represents a generating unit's inability to provide electricity when required to operate.  For the five years 2008 - 2012, FPL's average annual EFOR was in the top decile among its electric utility fossil fleet peers in the U.S.

FPL's natural gas plants require natural gas transportation, supply and storage.  FPL has firm transportation contracts in place for existing pipeline capacity with five different transportation suppliers. These agreements provide for an aggregate maximum delivery quantity of 1,969,000 MMBtu/day with expiration dates ranging from 2015 to 2036 that together are expected to satisfy substantially all of the currently anticipated needs for natural gas transportation through 2016.  To the extent desirable, FPL also purchases interruptible natural gas transportation service from these natural gas transportation suppliers based on pipeline availability.  FPL has several short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas.  The remainder of FPL's natural gas requirements is purchased in the spot market.  FPL has an agreement for the storage of natural gas that expires in 2017.  See Note 13 - Contracts.

In October 2013, the FPSC approved FPL's 25-year natural gas transportation agreements with each of Sabal Trail and Florida Southeast Connection for a quantity of 400,000 MMBtu/day beginning on May 1, 2017 and increasing to 600,000 MMBtu/day on May 1, 2020.  FPL's firm commitments under the agreements are contingent upon the occurrence of certain events, including FERC approval and completion of construction of the pipeline to be built by each of Sabal Trail and Florida Southeast Connection.  A FERC decision is expected in 2015.  See Other NEE Operating Subsidiaries - Natural Gas Pipeline System below and Note 13 - Contracts. These new agreements are expected to enable FPL to satisfy substantially all of its natural gas transportation needs through at least 2020.

St. Johns River Power Park (SJRPP) Units Nos. 1 and 2, coal-fired units in which FPL has a joint ownership interest, have firm coal supply contracts and a firm transportation contract for a portion of their fuel and transportation needs through 2016.  Scherer Unit No. 4, the other coal-fired unit in which FPL has a joint ownership interest, has firm coal supply and transportation contracts for a portion of its fuel needs and all of its transportation needs through 2015.  Any of the remaining fuel and transportation requirements for these coal-fired units will be obtained in the spot market.  See Note 13 - Contracts.  With respect to its oil plants, FPL obtains its fuel requirements in the spot market.

Modernization Projects.  In April 2013, FPL placed in service, ahead of schedule and below budgeted construction cost, an approximately 1,210 MW natural gas-fired combined-cycle modernized unit at its Cape Canaveral power plant.  FPL is in the process of modernizing its Riviera Beach and Port Everglades power plants to high-efficiency natural gas-fired units that are expected to provide approximately 1,200 MW and 1,240 MW of capacity, respectively, and be placed in service in the second quarter of 2014 and by mid-2016, respectively.

Potential Gas Turbine Replacement Project. By the second quarter of 2014, FPL expects to begin monitoring emissions from the peaking gas turbines at its Lauderdale power plant for the purpose of confirming air-quality modeling that indicates exceedances of air quality standards for nitrogen dioxide (NO2) at its Lauderdale and Port Everglades power plants.  If the monitoring confirms the modeled exceedances, FPL will be required to reduce NO2 emissions from these two power plants.  Currently, FPL expects that the most cost-effective alternative to achieve the required emission reductions will be to retire these gas turbines, totaling 1,260 MW of capacity, and replace them with modern, low-emission combustion turbines, totaling approximately 1,005 MW of capacity.  FPL plans to evaluate the results of the monitoring at the Lauderdale power plant, among other factors, to determine what action, if any, is indicated for the peaking gas turbines at its Fort Myers power plant.

Nuclear Operations

At December 31, 2013, FPL owned, or had undivided interests in, and operated the following four nuclear units with a total net generating capacity of 3,453 MW.  This includes approximately 520 MW of generating capacity added from the generation power uprate project completed in 2013.

Facility	MW	Operating License Expiration Dates
St. Lucie Unit No. 1	981	2036
St. Lucie Unit No. 2	840	2043
Turkey Point Unit No. 3	811	2032
Turkey Point Unit No. 4	821	2033

FPL has several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from March 2014 through 2023.  See Note 13 - Commitments.  NRC regulations require FPL to submit a plan for decontamination and decommissioning five years before the projected end of plant operation.  FPL's current plans, under the applicable operating licenses, provide for prompt dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2032 and 2033, respectively.  Current plans provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 commencing in 2043.

Projects to Add Additional Capacity.  FPL's need petition for two additional nuclear units at its Turkey Point site was approved by the FPSC in 2008 and FPL is moving forward with activities necessary to obtain all permits, licenses and approvals necessary for construction and operation of the units.  The two units are expected to add a total of approximately 2,200 MW of capacity and are projected to be placed in-service in 2022 and 2023.  Such in-service dates could be impacted by various regulatory approvals from the FPSC and other regulatory agencies which will be required throughout the licensing and development processes, as well as other regulatory actions.

Nuclear Unit Scheduled Refueling Outages.  FPL's nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, including inspections, repairs and certain other modifications.  Scheduled nuclear refueling outages typically require the unit to be removed from service for variable lengths of time.  The following table summarizes each unit's next scheduled refueling outage:

Facility	Next Scheduled Refueling Outage
St. Lucie Unit No. 1	March 2015
St. Lucie Unit No. 2	March 2014
Turkey Point Unit No. 3	March 2014
Turkey Point Unit No. 4	September 2014

Spent Nuclear Fuel.  FPL's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which are expected to provide sufficient storage of spent nuclear fuel at these facilities through license expiration.

In 2010, the NRC amended its Waste Confidence Rule to support the determination that licensees can safely store spent nuclear fuel at nuclear power plants for up to 60 years beyond the original and renewed licensed operating life of the plants.  Several parties petitioned the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) to challenge the revised rule and in 2012, the D.C.

Circuit vacated the rule and remanded it back to the NRC.  The NRC determined that no final licenses would be issued until the required revisions to the Waste Confidence Rule are made, which revisions are not expected to be finalized before late 2014.

Nuclear Waste Policy Act of 1982, as amended (Nuclear Waste Policy Act) - Under the Nuclear Waste Policy Act, the DOE is responsible for the development of a repository for the disposal of spent nuclear fuel and high-level radioactive waste.  As required by the Nuclear Waste Policy Act, FPL is a party to contracts with the DOE to provide for disposal of spent nuclear fuel from its nuclear units.

The DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants.  The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act.  In 2009, FPL and certain of FPL's nuclear plant joint owners entered into a settlement agreement (spent fuel settlement agreement) with the U.S. government agreeing to dismiss with prejudice lawsuits filed against the U.S. government seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from FPL's nuclear plants.  The spent fuel settlement agreement permits FPL to make annual filings to recover certain spent fuel storage costs incurred by FPL which are reimbursable by the U.S. government on an annual basis.

In a separate lawsuit filed in 2011, FPL joined the Nuclear Energy Institute and several other nuclear plant owners and operators (Petitioners) in petitioning the D.C. Circuit to challenge the DOE's decision to continue to collect the nuclear waste fee.  In June 2012, the D.C. Circuit ruled, which ruling was confirmed in November 2013, that the DOE's fee adequacy determination was legally defective.  In November 2013, the D.C. Circuit directed the DOE to submit a proposal to the U.S. Congress to change the fee to zero until the DOE complies with the Nuclear Waste Policy Act or until Congress enacts an alternative waste management plan.  In January 2014, the DOE sent the court-mandated proposal to adjust the fee, subject to any further judicial decision in the proceeding, to the heads of both the U.S. Senate and the U.S. House of Representatives and, at the same time, filed a petition with the D.C. Circuit to rehear the matter.  If a rehearing is granted, the D.C. Circuit’s earlier directive that the DOE submit a proposal to Congress for changing the fee to zero would be stayed, which decision on rehearing is expected in the first quarter of 2014. FPL will continue to pay fees to the U.S. government's nuclear waste fund pending Congressional approval of and implementation of a zero-fee proposal.

Yucca Mountain - In March 2010, the DOE filed a motion with the NRC to withdraw its license application for a nuclear waste repository at Yucca Mountain, which request was denied.  In September 2011, the NRC issued an order suspending the Yucca Mountain licensing proceeding, which order was challenged, and in August 2013, the D.C. Circuit issued an order requiring the NRC to proceed with the legally mandated licensing process for a nuclear waste repository at Yucca Mountain.  As a result, the NRC is taking steps toward completing the technical review of the application and has requested the DOE to complete its supplemental environmental impact statement.

In light of its March 2010 motion not to proceed with the Yucca Mountain repository project, the DOE established a Blue Ribbon Commission on America's Nuclear Future (BRC) to conduct a comprehensive review of policies for managing the back end of the nuclear fuel cycle and to provide recommendations for developing a safe, long-term solution to managing spent nuclear fuel and high-level radioactive waste.  In 2012, the BRC issued its report and recommendations which includes a consent-based approach to site future nuclear waste management facilities; creation of a new organization, independent of the DOE, dedicated solely to assuring the safe storage and ultimate disposal of spent nuclear fuel and high-level radioactive waste; providing access to the U.S. government's nuclear waste fund for the purpose of nuclear waste storage and disposal; and initiating prompt efforts to develop geologic disposal facilities, consolidated interim storage facilities and transportation to those facilities.  In January 2013, the DOE issued a strategy document for implementing the BRC recommendations.  The strategy document outlines, among other things, long-term plans for a new management organization to handle spent fuel storage and disposal activities, development of new interim storage facilities and several possible funding reforms, including accessing the nuclear waste fund for funding these activities.  Each of these steps will require new federal legislation.

Nuclear Regulatory Developments.  Based on the NRC's comprehensive review of processes and regulations relating to nuclear facilities in the U.S. following the 2011 earthquake and tsunami in Japan, the NRC established, among other things, actions to be completed at each nuclear site and issued various orders and requests for information with a prescribed timeline for implementation and completion by the end of 2016.  The NRC continues to revise orders for, among other things, enhanced venting capabilities for boiling water reactors for which implementation is expected to go beyond 2016 (FPL's nuclear units do not use boiling water reactors; see NEER - Generation and Other Operations - Nuclear Facilities - Nuclear Regulatory Developments).  FPL is currently working with the NRC on the approval and implementation of actions required to meet new NRC requirements. A portion of the costs for these actions is being recovered through base rates based on estimated costs for 2013, with any incremental costs being recovered through the capacity clause, all of which are included in estimated capital expenditures.  In January 2014, the State of Florida Office of Public Counsel (OPC) filed a notice of appeal to the Florida Supreme Court of the FPSC’s final order regarding the recovery of the incremental costs through the capacity clause. In February 2014, the Florida Supreme Court granted the OPC's request to stay that appeal until it has ruled on the OPC's appeal of the FPSC's final order regarding the 2012 rate agreement. See FPL Regulation - FPL Rate Regulation - Cost Recovery Clauses below and Note 13 - Commitments.

The lessons learned from the events in Japan and the results of the NRC's actions have and will continue to, among other things, result in new licensing and safety-related requirements for U.S. nuclear facilities.  Any new requirements could, among other things, impact future licensing and operations of U.S. nuclear facilities, including FPL's existing nuclear facilities and NRC approval of two additional nuclear units at FPL's Turkey Point site, and could, among other things, result in increased cost and capital expenditures associated with the operation and maintenance of FPL's nuclear units.

Solar Operations

Solar generation can be provided primarily through two conventions: utility-owned and customer-owned or leased.  In utility-owned solar generation, the energy generated goes directly to the transmission grid, whereas customer-owned or leased solar generation generally goes directly to the location it is serving with any excess over local need being fed back to the transmission grid.  There are two principal solar technologies used for utility-scale projects: PV and thermal.  At December 31, 2013, FPL owned and operated two PV solar generating facilities, which provided a total of 35 MW of generation capacity, and a 75 MW solar thermal hybrid facility.  FPL supports the advancement of solar generation primarily for its fuel diversity and emissions reduction benefits, and plans to continue to support, study and pursue solar generation that is beneficial for FPL's customers.

Purchased Power

In addition to owning generation facilities, FPL also purchases electricity from non-utility generators and other utilities to meet customer demand through long- and short-term purchased power agreements.  As of December 31, 2013, FPL's long-term purchased power agreements provided for the purchase of approximately 1,963 MW of power with expiration dates ranging from 2015 through 2032.  See Note 13 - Contracts.  FPL also procures short-term capacity for both economic and reliability purposes.

FPL ENERGY MARKETING AND TRADING

FPL's Energy Marketing & Trading division (EMT) buys and sells wholesale energy commodities, such as natural gas, oil and electricity.  EMT procures natural gas and oil for FPL's use in power generation and sells excess natural gas, oil and electricity.  EMT also uses derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity.  Substantially all of the results of EMT's activities are passed through to customers in the fuel or capacity clauses.  See FPL Regulation - FPL Rate Regulation below, Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity and Note 3.

FPL REGULATION

FPL's operations are subject to regulation by a number of federal, state and other organizations, including, but not limited to, the following:

•	the FPSC, which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities, among other things;

•
the FERC, which oversees the acquisition and disposition of generation, transmission and other facilities, transmission of electricity and natural gas in interstate commerce, proposals to build interstate natural gas pipelines and storage facilities, and wholesale purchases and sales of electric energy, among other things;

•
the NERC, which, through its regional entities, establishes and enforces mandatory reliability standards, subject to approval by the FERC, to ensure the reliability of the U.S. electric transmission and generation system and to prevent major system blackouts;

•	the NRC, which has jurisdiction over the operation of nuclear power plants through the issuance of operating licenses, rules, regulations and orders; and

•
the EPA, which has the responsibility to maintain and enforce national standards under a variety of environmental laws.  The EPA also works with industries and all levels of government, including federal and state governments, in a wide variety of voluntary pollution prevention programs and energy conservation efforts.

FPL Rate Regulation

The FPSC sets rates at a level that is intended to allow FPL the opportunity to collect from retail customers total revenues (revenue requirements) equal to FPL's cost of providing service, including a reasonable rate of return on invested capital.  To accomplish this, the FPSC uses various ratemaking mechanisms, including, among other things, base rates and cost recovery clauses.

Base Rates.  In general, the basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system.  These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base).  At the time base rates are determined, the allowed rate of return on rate base approximates the FPSC's determination of FPL's estimated weighted-average cost of capital, which includes its costs for outstanding debt and an allowed ROE.  The FPSC monitors FPL's actual regulatory ROE through a surveillance report that is filed monthly by FPL with the FPSC.  The FPSC does not provide assurance that any regulatory ROE will be achieved.  Base rates are determined in rate proceedings or through negotiated settlements of those proceedings.  Proceedings can occur at the initiative of FPL or upon action by the FPSC.  Base rates remain in effect until new base rates are approved by the FPSC.

Rates Effective January 2013 - December 2016 - In January 2013, the FPSC issued a final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement).  Key elements of the 2012 rate agreement, which is effective from January 2013 through December 2016, include, among other things, the following:

•	New retail base rates and charges were established in January 2013 resulting in an increase in retail base revenues of $350 million on an annualized basis.

•
FPL's allowed regulatory ROE is 10.50%, with a range of plus or minus 100 basis points.  If FPL's earned regulatory ROE falls below 9.50%, FPL may seek retail base rate relief.  If the earned regulatory ROE rises above 11.50%, any party to the 2012 rate agreement other than FPL may seek a review of FPL's retail base rates.

•
Retail base rates will be increased by the annualized base revenue requirements for FPL's three modernization projects (Cape Canaveral, Riviera Beach and Port Everglades) as each of the modernized power plants becomes operational.  (Cape Canaveral became operational in April 2013 and Riviera Beach and Port Everglades are expected to be operational in the second quarter of 2014 and by mid-2016, respectively.)

•
Cost recovery of WCEC Unit No. 3, which was placed in service in May 2011, will continue to occur through the capacity clause; however, such recovery will not be limited to the projected annual fuel cost savings as was the case in the previous rate agreement discussed below.

•
Subject to certain conditions, FPL may amortize, over the term of the 2012 rate agreement, a depreciation reserve surplus remaining at the end of 2012 under the 2010 rate agreement discussed below (approximately $224 million) and may amortize a portion of FPL's fossil dismantlement reserve up to a maximum of $176 million (collectively, the reserve), provided that in any year of the 2012 rate agreement, FPL must amortize at least enough reserve to maintain a 9.50% earned regulatory ROE but may not amortize any reserve that would result in an earned regulatory ROE in excess of 11.50%.

•
Future storm restoration costs would be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that could produce a surcharge of no more than $4 for every 1,000 kWh of usage on residential bills during the first 12 months of cost recovery.  Any additional costs would be eligible for recovery in subsequent years.  If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge to recover the amount above $800 million.

•
An incentive mechanism whereby customers will receive 100% of certain gains, including, but not limited to, gains from the purchase and sale of electricity and natural gas (including transportation and storage), up to a specified threshold; gains exceeding that specified threshold will be shared by FPL and its customers.

In September 2013, the Florida Supreme Court heard oral argument on the OPC's appeal of the FPSC's final order regarding the 2012 rate agreement.  A ruling by the Florida Supreme Court is pending.

Rates Effective March 2010 - December 2012 - Effective March 1, 2010, pursuant to an FPSC final order (2010 FPSC rate order), new retail base rates for FPL were established, resulting in an increase in retail base revenues of approximately $75 million on an annualized basis.  The 2010 FPSC rate order, among other things, also established a regulatory ROE of 10.0% with a range of plus or minus 100 basis points.  In February 2011, the FPSC issued a final order approving a stipulation and settlement agreement between FPL and principal parties in FPL's 2009 rate case (2010 rate agreement).  The 2010 rate agreement, which was effective through December 31, 2012, provided for, among other things, a reduction in depreciation expense (surplus depreciation credit) in any calendar year up to a cap in 2010 of $267 million, a cap in subsequent years of $267 million plus the amount of any unused portion from prior years, and a total cap of $776 million over the course of the 2010 rate agreement, provided that in any year of the 2010 rate agreement FPL was required to use enough surplus depreciation credit to maintain an earned regulatory ROE within the range of 9.0% - 11.0%.  The 2010 rate agreement also permitted incremental cost recovery through FPL's capacity clause for WCEC Unit No. 3 up to the amount of the projected annual fuel savings for customers.  See Cost Recovery Clauses below for additional information regarding the capacity clause.

Cost Recovery Clauses.  Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through the various clauses, include substantially all fuel, purchased power and interchange costs, certain construction-related costs and conservation and certain environmental-related costs.  Cost recovery clause costs are recovered through levelized monthly charges per kWh or kW, depending on the customer's rate class.  These cost recovery clause charges are calculated at least annually based on estimated costs and estimated customer usage for the following year, plus or minus true-up adjustments to reflect the estimated over or under recovery of costs for the current and prior periods.  An adjustment to the levelized charges may be approved during the course of a year to reflect revised estimates.

Fuel costs are recovered from customers through the fuel clause, the most significant of the cost recovery clauses in terms of operating revenues.  FPL uses a risk management fuel procurement program which has been approved by the FPSC.  The FPSC reviews the program activities and results for prudence annually as part of its review of fuel costs.  The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements.  See FPL Energy Marketing and Trading above, Note 1 - Regulation and Note 3.

Capacity payments to other utilities and non-utility generators for purchased power are recovered from customers through the capacity clause.  In accordance with the FPSC's nuclear cost recovery rule, FPL also recovers pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs for new nuclear capacity through the capacity clause.  As property related to the new nuclear capacity goes into service, construction costs and a return on investment are recovered through base rate increases effective beginning the following January.  See FPL Sources of Generation - Nuclear Operations above.  In January 2014, FPL began recovering, through the capacity clause, the incremental costs incurred to comply with new NRC requirements established following the 2011 earthquake and tsunami in Japan. See FPL Sources of Generation - Nuclear Operations - Nuclear Regulatory Developments above.  In accordance with the 2012 and 2010 rate agreements, cost recovery for WCEC Unit No. 3 is permitted during the term of the agreements through FPL's capacity clause and is reported as retail base revenues.

Costs associated with implementing energy conservation programs are recovered from customers through the energy conservation cost recovery clause.  Certain costs of complying with federal, state and local environmental regulations enacted after April 1993 and costs associated with FPL's three solar facilities are recovered through the environmental cost recovery clause (environmental clause).

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  These costs may include, among others, fuel and O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.

FERC

The Federal Power Act gives the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity and the transmission of electricity and natural gas in interstate commerce.  Pursuant to the Federal Power Act, electric utilities must maintain tariffs and rate schedules on file with the FERC which govern the rates, terms and conditions for the provision of FERC-jurisdictional wholesale power and transmission services.  The Federal Power Act also gives the FERC authority to certify and oversee a national electric reliability organization with authority to develop mandatory reliability standards applicable to all users, owners and operators of the bulk-power system.  The FERC also approves and enforces reliability standards.  See NERC below.  Electric utilities are subject to accounting, record-keeping and reporting requirements administered by the FERC.  The FERC also places certain limitations on transactions between electric utilities and their affiliates.

NERC

The NERC has been certified by the FERC as the national electric reliability organization.  The NERC's mandate is to ensure the reliability and security of the North American bulk-power system through establishment and enforcement of reliability standards.  The NERC's regional entities establish requirements, approved by the FERC, for reliable operation and maintenance of power generation facilities and transmission systems.  FPL is subject to these reliability requirements and incurs costs to ensure compliance with continually heightened requirements, and can incur significant penalties for failing to comply with them.

FPL Environmental Regulation

FPL is subject to environmental laws and regulations and is affected by some of the emerging issues described in the NEE Environmental Matters section below.  FPL expects to seek recovery through the environmental clause for compliance costs associated with any new environmental laws and regulations.

As part of the conditions of certification by the FDEP for the generation uprate project at the Turkey Point nuclear units, which was completed in 2013, FPL was required to implement a monitoring plan in and around the Turkey Point cooling canals due to concerns over potential saltwater intrusion beyond FPL's property.  Monitoring under the plan includes collection of data prior to and after the additional capacity is placed in service.  Data for the first three years has been collected and provided to the FDEP and other agencies.  The ultimate outcome of the monitoring plan is uncertain, and the financial and operational impacts on FPL, if any, cannot be determined at this time.

FPL EMPLOYEES

FPL had approximately 8,900 employees at December 31, 2013.  Approximately 33% of the employees are represented by the International Brotherhood of Electrical Workers (IBEW) under a collective bargaining agreement with FPL that expires October 31, 2014.

II.  NEER

NEER was formed in 1998 to aggregate NEE's competitive energy businesses.  It is a limited liability company organized under the laws of Delaware and is a wholly-owned subsidiary of NEECH.  Through its subsidiaries, NEER currently owns, develops, constructs, manages and operates electric generating facilities in wholesale energy markets primarily in the U.S., as well as in Canada and Spain.  See Note 14.  NEER is one of the largest wholesale generators of electric power in the U.S., with approximately 18,303 MW of generating capacity across 24 states, 4 Canadian provinces and 1 Spanish province as of December 31, 2013.  NEER produces the majority of its electricity from clean and renewable sources as described more fully below.  NEER is the largest owner of wind and utility-scale solar energy projects in North America.  Since 2002, NEER has more than doubled its generating capacity, primarily through the development of new wind projects and the acquisition of nuclear projects.

NEER engages in power and gas marketing and trading activities, including entering into financial and physical contracts, to hedge the production from its generating assets that is not sold under long-term power supply agreements.  These activities include providing full energy and capacity requirements services primarily to distribution utilities in certain markets and offering customized power and gas and related risk management services to wholesale customers.  NEER also participates in natural gas, natural gas liquids and oil production through non-operating ownership interests and pipeline infrastructure development, hereafter referred to as the gas infrastructure business, and owns a retail electricity provider.

MARKETS AND COMPETITION

Electricity markets in the U.S. are regional and diverse in character.  All are extensively regulated, and competition in these markets is shaped and constrained by regulation.  The nature of the products offered varies based on the specifics of regulation in each region.  Generally, in addition to the natural constraints on pricing freedom presented by competition, NEER may also face specific constraints in the form of price caps, or maximum allowed prices, for certain products.  NEER's ability to sell the output of its generation facilities is also constrained by available transmission capacity, which can vary from time to time and can have a significant impact on pricing.

The degree and nature of competition that NEER faces is different in wholesale markets and in retail markets.  Approximately 90% of NEER's revenue is derived from wholesale markets.

Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants.  NEER primarily competes on the basis of price, but believes the green attributes of NEER's generating assets, its creditworthiness and its ability to offer and manage customized risk solutions to wholesale customers are competitive advantages.  Wholesale power generation is a regional business that is highly fragmented relative to many other commodity industries and diverse in terms of industry structure.  As such, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies NEER competes with depending on the market.  In wholesale markets, customers' needs are met through a variety of means, including long-term bilateral contracts, standardized bilateral products such as full requirements service and customized supply and risk management services.

In general, U.S. electricity markets encompass three classes of product: energy, capacity and ancillary services.  Energy services relate to the physical delivery of power; capacity services relate to the availability of MW capacity of a power generation asset; and ancillary services are other services related to power generation assets, such as load regulation and spinning and non-spinning reserves.  The exact nature of these classes of product is defined in part by regional tariffs.  Not all regions have a capacity product class, and the specific definitions of ancillary services vary from region to region.

RTOs and ISOs exist in a number of regions within which NEER operates to coordinate generation and transmission across wide geographic areas and to run markets.  NEER also has operations that fall within the Western Electricity Coordinating Council reliability region that are not under the jurisdiction of an established RTO or ISO.  Although each RTO and ISO may have differing objectives and structures, some benefits of these entities include regional planning, managing transmission congestion, developing larger wholesale markets for energy and capacity, maintaining reliability and facilitating competition among wholesale electricity providers.  NEER has operations that fall within the following RTOs and ISOs:

•	Alberta Electric System Operator

•	California Independent System Operator

•	ERCOT

•	Independent Electricity System Operator (in Ontario)

•	ISO New England (ISO-NE)

•	Midcontinent Independent System Operator, Inc. (MISO)

•	New York Independent System Operator (NYISO)

•	PJM

•	Southwest Power Pool

NEER competes in different regions to different degrees, but in general it seeks to enter into long-term bilateral contracts for the full output of its generating facilities, and, as of December 31, 2013, approximately 62% of NEER's generating capacity is fully committed under long-term contracts.  Where long-term contracts are not in effect, NEER sells the output of its facilities into daily spot markets.  In such cases, NEER will frequently enter into shorter term bilateral contracts, typically but not always of one to three years duration, to hedge the price risk associated with selling into a daily spot market.  Such bilateral contracts, which may be hedges either for physical delivery or for financial (pricing) offset, may only protect a portion of the revenue that NEER expects to derive from the associated generation facility and may not qualify for hedge accounting under GAAP.  Contracts that serve the economic purpose of hedging some portion of the expected revenue of a generation facility but are not recorded as hedges under GAAP are referred to as “non-qualifying hedges” for adjusted earnings purposes.  See Management's Discussion - Overview - Adjusted Earnings.

Certain facilities within the NEER wind and solar generation portfolio produce RECs and other environmental attributes which are typically sold along with the energy from the plants under long-term contracts.  For the wind and solar generation not sold under long-term contracts, the RECs and other environmental attributes may be sold separately.

While the majority of NEER's revenue is derived from the output of its generating facilities, NEER is also an active competitor in several regions in the wholesale full requirements business and in providing structured and customized power and fuel products and services to a variety of customers.  In the full requirements service, typically, the supplier agrees to meet the customer's needs for a full range of products for every hour of the day, at a fixed price, for a predetermined period of time, thereby assuming the risk of fluctuations in the customer's volume requirements.

The deregulated retail energy business is typically a highly competitive business.  In general, competition in the retail energy business is on the basis of price, service, brand image, product offerings and market perceptions of creditworthiness.  Electricity is sold pursuant to a variety of product types, including fixed, indexed and renewable products, and customers elect terms of service typically ranging from one month to five years.  Retail energy rates are market-based, and not subject to traditional cost-of-service regulation by public service commissions.  Transmission and distribution service companies provide, on a non-discriminatory basis, the wires and metering services necessary to deliver service to customers.  Subsidiaries of NEER compete in certain states for retail customers, which can be divided into two principal segments: residential and commercial and industrial (C&I).  Residential customers largely require only energy services, which may be purchased on a month-to-month basis or under a multi-year contract.  Large C&I customers share many of the same characteristics as wholesale utility customers and may require similarly customized and structured products.

In general, competitive retail electric providers are exposed to both volume and price risk: customers' volumes will vary, and competitive retail providers are committed to supplying the customer's full needs at all times and are therefore responsible for purchases in wholesale markets to meet those needs; and wholesale prices will fluctuate in ways that do not necessarily match the retail prices committed to the customer.

Expanded competition in a frequently changing regulatory environment presents both opportunities and risks for NEER.  Opportunities exist for the selective acquisition of generation assets and for the construction and operation of efficient facilities that can sell power in competitive markets.  NEER seeks to reduce its market risk by having a diversified portfolio by fuel type and location, as well as by contracting for the future sale of a significant amount of the electricity output of its facilities.

GENERATION AND OTHER OPERATIONS

The vast majority of NEER's revenue is derived from selling the products (energy, capacity, RECs and ancillary services) produced by its own generating facilities.  However, NEER may combine purchases of relevant products in wholesale markets with products produced by its own generating facilities in order to meet particular customers' needs.

At December 31, 2013, the locations of NEER's generation facilities in North America are as follows:

NEER generation facilities in operation

U.S. states and Canadian provinces with projects in operation

At December 31, 2013, NEER managed or participated in the management of essentially all of its generation projects in which it has an ownership interest.

NEER categorizes its portfolio in a number of different ways for different business purposes.  See a listing of NEER's generating facilities in Item 2 - Generating Facilities.  The following presentation details NEER operations, fuel/technology mix and generation by geographic region which NEE commonly uses in communicating its business:

Contracted, Merchant and Other Operations

NEER's portfolio of operations based on the presence/absence of long-term contracts and other operations is described below.

Contracted Assets.  Contracted assets are projects with long-term power sales agreements for substantially all of their output and certain wind assets where long-term power contracts are expected to be executed.  At December 31, 2013, NEER had 11,562 MW of contracted assets, substantially all of which have long-term power contracts.  Essentially all of the output of these contracted assets were under power sales agreements, with a weighted-average remaining contract life of approximately 15 years, and some have firm fuel and transportation agreements with expiration dates ranging from March 2014 through 2022.  See Note 13 - Contracts.  Approximately 8,366 MW of this capacity is wind generation and 1,621 MW of this capacity is nuclear generation.  The remaining 1,575 MW use a variety of fuels and technologies such as natural gas, oil and solar.

Merchant Assets.  Merchant assets are projects that do not have long-term power sales agreements to sell their output, or, in the case of certain wind assets, are not expected to have long-term power contracts, and therefore require active marketing and hedging.  At December 31, 2013, NEER's portfolio of merchant assets consists of 6,741 MW of owned wind, nuclear, natural gas, oil and solar generating facilities, including 846 MW of peak generating facilities.  Approximately 60% (based on net MW capacity) of the natural gas-fueled merchant assets have natural gas transportation agreements to provide for fluctuating natural gas requirements.  See Note 13 - Contracts.  Derivative instruments (primarily swaps, options, futures and forwards) are generally used to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.  Managing market risk through these instruments introduces other types of risk, primarily counterparty, credit and operational risks.

Other Operations.  NEER's operations also include the gas infrastructure business and the customer supply and proprietary power and gas trading businesses.  At December 31, 2013, the gas infrastructure business had non-operating investments located in oil and gas shale formations primarily in Texas, Oklahoma, Wyoming, North Dakota and Louisiana.  Also, see NEER Customer Supply and Proprietary Power and Gas Trading below.

NEER Fuel/Technology Mix

NEER's generating output is produced using a variety of fuel sources as further described below.

2013 Generation Capacity by Asset Type
MW
Oil
4%
Solar
3%
Nuclear
15%
Wind
56%
Natural Gas
22%

NEER's power generation in terms of MWh produced for the year ended December 31, 2013 by fuel type is as follows:

2013 Generation by Fuel Type

MWh

Solar
1%
Other
1%
Natural Gas
26%
Wind
40%
Nuclear
32%

Wind Facilities

At December 31, 2013, NEER had ownership interests in wind generating facilities with a total generating capacity of 10,210 MW.  NEER operates all of these wind facilities, which are located in 19 states and 4 provinces in Canada.  During 2013, NEER added approximately 250 MW of new U.S. wind generation and 124 MW of new Canadian wind generation and sold wind facilities with generation capacity totaling 223 MW located in Wyoming and California.  NEER is currently committed to add new wind generation in 2014 and 2015 totaling approximately 465 MW in Canada and 1,175 MW in the U.S.  See Policy Incentives for Renewable Energy Projects below for additional discussion of NEER's expectations regarding wind development and construction.

Natural Gas Facilities

At December 31, 2013, NEER had ownership interests in natural gas facilities with net generating capacity (NEER's net ownership interest in facility capacity) of 3,991 MW.  NEER operates all of these facilities and approximately 1,003 MW of net generating capacity is from contracted natural gas assets located throughout the Northeastern U.S.

Nuclear Facilities

At December 31, 2013, NEER owned, or had undivided interests in, and operated the following four nuclear units with a total net generating capacity of 2,721 MW.

Facility	Location	MW	Portfolio Category	Operating License Expiration Dates
Seabrook	New Hampshire	1,100	Merchant	2030	(a)
Duane Arnold	Iowa	431	Contracted(b)	2034
Point Beach Unit No. 1	Wisconsin	595	Contracted(c)	2030
Point Beach Unit No. 2	Wisconsin	595	Contracted(c)	2033
______________________

(a)	In 2010, NEER filed an application with the NRC to renew Seabrook's operating license for an additional 20 years, which license renewal is dependent on various NRC regulatory approvals and actions.

(b)	NEER sells all of its share of the output of Duane Arnold under a long-term contract expiring in February 2025.

(c)	NEER sells all of the output of Point Beach Units Nos. 1 and 2 under long-term contracts through their current operating license expiration dates.

NEER's nuclear facilities have several contracts for the supply of uranium and conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from March 2014 through 2022.  See Note 13 - Contracts.  NEER is responsible for all nuclear unit operations and the ultimate decommissioning of the nuclear units, the cost of which is shared on a pro-rata basis by the joint owners for the jointly-owned units.  NRC regulations require plant owners to submit a plan for decontamination and decommissioning five years before the projected end of plant operation.

Nuclear Unit Scheduled Refueling Outages.  NEER's nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, including inspections, repairs and certain other modifications.  Scheduled nuclear refueling outages typically require the unit to be removed from service for variable lengths of time.  The following table summarizes each unit's next scheduled refueling outage:

Facility	Next Scheduled Refueling Outage
Seabrook	April 2014
Duane Arnold	October 2014
Point Beach Unit No. 1	October 2014
Point Beach Unit No. 2	March 2014

Spent Nuclear Fuel.  NEER's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which are expected to provide sufficient storage of spent nuclear fuel at these facilities through license expiration.

As owners and operators of nuclear facilities, certain subsidiaries of NEER are subject to the Nuclear Waste Policy Act and are parties to the spent fuel settlement agreement and legal actions described in FPL - FPL Sources of Generation - Nuclear Operations.  Similar to FPL, these subsidiaries will continue to pay fees to the U.S. government's nuclear waste fund pending Congressional approval of and implementation of a zero-fee proposal.

Nuclear Regulatory Developments.  For discussion of developments regarding the impact of the 2011 earthquake and tsunami in Japan as it relates to U.S. nuclear facilities, see FPL - FPL Sources of Generation - Nuclear Operations.  NEER's nuclear facilities are subject to the same NRC actions as described for FPL.  Duane Arnold is NEER's only boiling water reactor unit.  NEER is currently working with the NRC on the approval and implementation of actions required to meet new NRC requirements, the costs of which are included in estimated capital expenditures.  See Note 13 - Commitments.

Solar Facilities

At December 31, 2013, NEER had ownership interests in solar facilities with a total net generating capacity of 477 MW in the U.S. and Canada.  During 2013, NEER added 125 MW of capacity from a 250 MW solar thermal project in California (Genesis solar project) and 155 MW of net capacity from a 550 MW solar PV project in California (Desert Sunlight solar project), in which NEER has a 50% equity investment.  The remaining capacity for the Genesis solar project (125 MW) and the Desert Sunlight solar project (120 MW) are expected to be added during 2014.  In addition, NEER and its affiliates completed construction of solar thermal facilities with generating capacity of 99.8 MW in Spain (Spain solar projects) during 2013 (see Note 13 - Spain Solar Projects for additional developments that impact the Spain solar projects).

Other Assets

At December 31, 2013, NEER had 804 MW of other generation assets, primarily oil facilities located in Maine.  During 2013, NEER initiated a plan and received internal approval to pursue the sale of its ownership interests in the oil-fired generating plants located in Maine with a total capacity of 796 MW.  In the first quarter of 2013, a subsidiary of NEER completed the sale of its ownership interest in a portfolio of hydropower generation plants and related assets with a total generating capacity of 351 MW located in Maine and New Hampshire.

Policy Incentives for Renewable Energy Projects

In its development and operation of U.S. wind generation facilities, NEER depends heavily on the federal PTC, which currently provides an income tax credit for the production of electricity from utility-scale wind turbines for the first ten years of commercial operation.  This incentive was created under the Energy Policy Act of 1992 and, under the American Taxpayer Relief Act of 2012 (Taxpayer Relief Act), was extended for wind projects whose construction began before January 1, 2014.  The Internal Revenue Service (IRS) has issued guidance related to which projects will qualify for the PTC including, among other things, criteria for the beginning of construction of a project and the continuous program of construction or the continuous efforts to advance the project to completion.  Pursuant to the IRS guidance, NEER expects its projects currently in development or under construction in the U.S. will qualify for the PTC.  Alternatively, wind project developers can choose to receive a 30% ITC, in lieu of the PTC, with the same requirement that construction of the wind project began before January 1, 2014. NEER's expectations for wind development and construction will depend, in part, on whether legislation is passed to further extend the PTC.

Solar project developers are also eligible to receive a 30% ITC for new solar projects that achieve commercial operation before 2017.  Solar project developers can elect to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC for qualifying solar projects where construction began before the end of 2011 and the projects are placed in service before 2017.

Other countries, including Canada and Spain, provide for incentives like feed-in-tariffs for renewable energy projects.  The feed-in-tariffs promote renewable energy investments by offering long-term contracts to renewable energy producers, typically based on the cost of generation of each technology.  See Note 13 - Spain Solar Projects for developments in Spain.

NEER Generation by Geographic Region in North America

NEER's generating capacity spans various geographic regions in North America, thereby reducing overall volatility related to varying market conditions and seasonality on a portfolio basis.  NEER's generating facilities at December 31, 2013 are categorized by geographic region (see Item 2 - Generating Facilities) in terms of MW of capacity as follows:

2013 Generation Capacity by Geographic Region

MW

Other South 7%
Canada 2%
Texas 30%
West 18%
Northeast 18%
Midwest 25%

NEER CUSTOMER SUPPLY AND PROPRIETARY POWER AND GAS TRADING

PMI, a subsidiary of NEER, buys and sells wholesale energy commodities, such as electricity, natural gas and oil.  PMI sells the output from NEER's plants that is not sold under long-term contracts and procures the fossil fuel for use by NEER's generation fleet.  Its primary role is to manage the commodity risk of NEER's portfolio.  PMI uses derivative instruments such as swaps, options, futures and forwards to manage the risk associated with fluctuating commodity prices and to optimize the value of NEER's power generation and gas infrastructure assets.

PMI also provides a wide range of electricity and gas commodity products to customers and markets and trades energy commodity products.  PMI's customer supply business includes providing full energy and capacity requirements and mid-market services that include sales and purchases of wholesale commodities-related products and the operations of a retail electricity provider.

The results of PMI's activities are included in NEER's operating results.  See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity, Note 1 - Energy Trading and Note 3.

NEER REGULATION

The energy markets in which NEER operates are subject to domestic and foreign regulation, as the case may be, including local, state and federal regulation, and other specific rules.

At December 31, 2013, NEER had ownership interests in operating independent power projects located in the U.S. that have received exempt wholesale generator status as defined under the Public Utility Holding Company Act of 2005, which represent approximately 98% of NEER's net generating capacity.  Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers.  They are barred from selling electricity directly to retail customers.  NEER's exempt wholesale generators produce electricity from wind, fossil fuels, solar and nuclear facilities.  Essentially all of the remaining 2% of NEER's net generating capacity has qualifying facility status under the PURPA.  NEER's qualifying facilities generate electricity primarily from wind, solar and fossil fuels.  Qualifying facility status exempts the projects from, among other things, many of the provisions of the Federal Power Act, as well as state laws and regulations relating to rates and financial or organizational regulation of electric utilities.  While projects with qualifying facility and/or exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

Additionally, most of the NEER facilities located in the U.S. are subject to FERC regulations and market rules, the NERC's mandatory reliability standards and the EPA's environmental laws, and its nuclear facilities are also subject to the jurisdiction of the NRC.  See FPL - FPL Regulation for additional discussion of FERC, NERC, NRC and EPA regulations.  With the exception of facilities located in ERCOT, the FERC has jurisdiction over various aspects of NEER's business in the U.S., including the oversight and investigation of competitive wholesale energy markets, regulation of the transmission and sale of natural gas, and oversight of environmental matters related to natural gas projects and major electricity policy initiatives.  The PUCT has jurisdiction, including the regulation of rates and services, oversight of competitive markets, and enforcement of statutes and rules, over NEER facilities located in ERCOT.  NEER and its affiliates are also subject to national and provincial or regional regulations in Canada and Spain related to energy operations, energy markets and environmental standards.

NEER is subject to environmental laws and regulations, and is affected by some of the emerging issues related to renewable energy resources as described in the NEE Environmental Matters section below.  In order to better anticipate potential regulatory changes, NEER continues to actively evaluate and participate in regional market redesigns of existing operating rules for the integration of renewable energy resources and for the purchase and sale of energy commodities.

NEER EMPLOYEES

NEER and its subsidiaries had approximately 4,500 employees at December 31, 2013.  Certain subsidiaries of NEER have collective bargaining agreements with the IBEW, the Utility Workers Union of America, the Security Police and Fire Professionals of America and the International Union of Operating Engineers, which collectively represent approximately 22% of NEER's employees.  The collective bargaining agreements have one- to five-year terms and expire between February 2015 and 2016.

III. OTHER NEE OPERATING SUBSIDIARIES

Corporate and Other represents other business activities, primarily NEET and FPL FiberNet, that are not separately reportable.  See Note 14.  In addition, certain subsidiaries of NEECH are pursuing approvals to build, own and operate an approximately 600-mile natural gas pipeline system to provide new natural gas transportation infrastructure in Florida.

NEET

NEET, a wholly-owned subsidiary of NEECH, is a limited liability company organized under the laws of Delaware.  NEET conducts its business primarily through two subsidiaries, Lone Star and NHT, and is pursuing opportunities to develop, build and operate new transmission facilities throughout North America.  In August 2013, an entity in which an affiliate of NEET has a joint venture investment was selected to complete development work for a 250-mile transmission line in Northwestern Ontario, Canada.  Once development is complete, subject to Ontario Energy Board approval, the NEET affiliate, through its joint venture, is expected to construct, own and operate the new transmission line that is projected to begin service in 2018.

Lone Star

Lone Star, a rate-regulated transmission service provider in Texas, is a limited liability company organized under the laws of Delaware.  Lone Star owns and operates approximately 330 miles of 345 kilovolt (kV) transmission lines and other associated facilities that were placed in service in 2012 and 2013.  Lone Star is subject to regulation by a number of federal, state and other agencies, including, but not limited to, the PUCT, the ERCOT, the NERC and the EPA, as well as certain limited regulations of the FERC.  See FPL - FPL Regulation for further discussion of FERC, NERC and EPA regulations and NEE Environmental Matters.  The PUCT has jurisdiction over a wide range of Lone Star's business activities, including, among others, rates charged to customers and certain aspects of the operation of transmission systems.  The PUCT sets rates at a level that allows Lone Star the opportunity to collect from customers total revenues (revenue requirements) equal to Lone Star's cost of providing service, including a reasonable rate of return on invested capital.

During late 2012 through mid-2013, the PUCT approved Lone Star's initial rate case proceeding as well as its interim rate adjustment filings for wholesale transmission service which ultimately provides for an annual revenue requirement of approximately $103 million for, among other things, $723 million of rate base, a regulatory equity ratio of 45%, an allowed regulatory ROE of 9.6% and other operating expenses.  Lone Star's subsequent capital investment will be recovered through either interim rate adjustment filings or a base rate filing.  Capital investment included in rates through the interim rate adjustment mechanism is subject to prudence review in Lone Star's next general rate case which is expected to be filed in mid-2014.

NHT

NHT, a rate-regulated transmission owner in ISO-NE, is a limited liability company organized under the laws of Delaware.  NHT owns transmission facilities which connect NEER's Seabrook nuclear facility to the New England transmission grid and interconnect three 345 kV transmission lines in New England.  NHT is subject to regulation by a number of federal, state and other agencies, including, but not limited to, the New Hampshire Public Utility Commission, ISO-NE, the FERC, the NERC and the EPA.  See FPL - FPL Regulation and NEE Environmental Matters for further discussion of FERC, NERC and EPA regulations.  NHT wholesale transmission revenues are provided through an ISO-NE tariff.

FPL FIBERNET

FPL FiberNet conducts its business through two separate wholly-owned subsidiaries of NEECH.  One subsidiary was formed in 2000 to enhance the value of NEE's fiber-optic network assets that were originally built to support FPL operations and the other was formed in 2011 to hold fiber-optic network assets which were acquired.  Both subsidiaries are limited liability companies organized under the laws of Delaware.  FPL FiberNet leases fiber-optic network capacity and dark fiber to FPL and other customers, primarily telephone, wireless, internet and other telecommunications companies.  FPL FiberNet's networks cover most of the metropolitan areas in Florida and several in Texas.  FPL FiberNet also has a long-haul network providing bandwidth at wholesale rates.  The long-haul network connects major cities in Florida and Texas with additional connectivity to Atlanta, Georgia and the South Central U.S., including Arkansas, Louisiana and Oklahoma.  At December 31, 2013, FPL FiberNet's network consisted of approximately 8,760 route miles.  FPL FiberNet is subject to regulation by the Federal Communications Commission which has jurisdiction over wire and wireless communication networks and by the public utility commissions in the states in which it provides intrastate telecommunication services.

NATURAL GAS PIPELINE SYSTEM

In July 2013, FPL announced the winning proposals from its 2012 RFP for an approximately 600-mile natural gas pipeline system for new natural gas transportation infrastructure in Florida.  The proposed pipeline system will be composed of two pipelines, each of which is expected to be operational beginning in mid-2017.  Sabal Trail, which is 33% owned by a NEECH subsidiary and will be a FERC-regulated entity, was selected to build, own and operate the northern pipeline that would originate in southwestern Alabama and end at a new hub to be built in Central Florida (Central Florida Hub).  Florida Southeast Connection, which is a wholly-owned NEECH subsidiary and will be a FERC-regulated entity, was selected to build, own and operate the southern pipeline that would originate at the Central Florida Hub and end in Martin County, Florida at FPL's Martin power plant.

Total estimated capital expenditures for the 33% portion of the northern pipeline plus the entire southern pipeline are estimated to be approximately $1.5 billion.  At December 31, 2013, NEE's investment in the proposed pipeline system totaled approximately $33 million.  The obligations of Sabal Trail and Florida Southeast Connection to build and operate the northern pipeline and southern pipeline, respectively, are subject to certain conditions, including FERC approval.  A FERC decision is expected in 2015.

See FPL - FPL Sources of Generation - Fossil Operations and Note 13 - Commitments and Contracts.

NEE ENVIRONMENTAL MATTERS

NEE and FPL are subject to domestic and foreign environmental laws and regulations, including extensive federal, state and local environmental statutes, rules and regulations.  The U.S. Congress and certain states and regions continue to consider several legislative and regulatory proposals with respect to GHG emissions.  The Government of Canada and its provinces are also taking certain actions, such as setting targets or goals, regarding the reduction of GHG emissions.  The economic and operational impact of climate change legislation on NEE and FPL depends on a variety of factors, including, but not limited to, the allowed emissions, whether emission allowances will be allocated or auctioned, the cost to reduce emissions or buy allowances in the marketplace and the availability of offsets and mitigating factors to moderate the costs of compliance.  Based on the most recent reference data available from government sources, NEE is among the lowest emitters, among electric generators, of GHG in the U.S. measured by its rate of emissions expressed as pounds of CO2 per MWh of generation.  However, the legislative and regulatory proposals have differing methods of implementation and the impact on FPL's and NEER's generating units and/or the financial impact (either positive or negative) to NEE and FPL could be material, depending on the eventual structure of any specific implementation rules adopted.

I. Environmental Regulations

The following is a discussion of certain existing and emerging federal and state initiatives and rules, some of which could potentially have a material effect (either positive or negative) on NEE and its subsidiaries.  FPL expects to seek recovery through the environmental clause for compliance costs associated with any new environmental laws and regulations.

•
Clean Air Interstate Rule (CAIR)/Cross-State Air Pollution Rule (CSAPR).  The EPA's CAIR requires SO2 and NOx emissions reductions from electric generating units in specified Eastern states and the District of Columbia, where the emissions from electric generating units are deemed to be transported to downwind states.  NEER and FPL began complying with the CAIR on January 1, 2009.  In 2011, the EPA issued the CSAPR, a final rule which was to replace the CAIR beginning in January 2012.  The CSAPR would limit emissions of SO2 and NOx from power plants in 28 eastern states and provides an allocation methodology for emission allowances and reduction limits for SO2, NOx and seasonal ozone requirements.  In August 2012, the D.C. Circuit vacated the CSAPR and remanded it back to the EPA for further rulemaking, which decision was appealed to the U.S. Supreme Court by several parties, including the EPA.  The D.C. Circuit ordered that the CAIR remain in place until such time that the EPA promulgates a valid replacement, which the EPA is expected to propose in late 2014. In June 2013, the U.S. Supreme Court issued an order granting the petitions for review of the D.C. Circuit's decision to vacate the CSAPR and oral arguments were heard in December 2013.

•
Clean Water Act Section 316(b).  In March 2011, the EPA issued a proposed rule under Section 316(b) of the Clean Water Act to address the location, design, construction and capacity of intake structures at existing power plants with once-through cooling water systems.  The proposed rule is intended to require the Best Technology Available to reduce the impact on aquatic organisms from once-through cooling water intake systems.  Under the proposed rule, potentially thirteen of FPL's facilities and five of NEER's facilities may be required to add additional controls and/or make operational changes to comply, the economic and operational impact of which cannot be determined at this time, but could be material. The issuance of a final rule is expected in April 2014.

•
Regulation of GHG Emissions.  In September 2013, the EPA re-proposed standards for new fossil fuel-fired power units pursuant to a Presidential Memorandum related to the regulation of GHG emissions.  The Presidential Memorandum also directed the EPA to issue a final rule for new fossil fuel-fired power units after considering all public comments and to propose a rule for existing fossil fuel-fired power units by June 2014 with a final rule by June 2015 and to prepare guidelines requiring each state to revise their state implementation plans, which will set forth the program requirements within that state, by the end of June 2016.  In October 2013, the U.S. Supreme Court granted a request by several petitioners for review of the D.C. Circuit's June 2012 decision which upheld the EPA's GHG regulations.  The U.S. Supreme Court granted review on the limited question of whether the EPA permissibly determined that its regulation of GHG emissions from new motor vehicles triggered permitting requirements under the Clean Air Act for stationary sources that emit GHG.  The U.S. Supreme Court is scheduled to hear oral arguments on February 24, 2014.

•
Avian/Bat Regulations and Wind Turbine Siting Guidelines.  FPL, NEER and NEET are subject to numerous environmental regulations and guidelines related to threatened and endangered species and their habitats, as well as avian and bat species, for the siting, construction and ongoing operations of their facilities.  The facilities most significantly affected are wind and solar facilities and transmission and distribution lines.  The environmental laws in the U.S., including, among others, the Endangered

Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act and similar environmental laws in Canada provide for the protection of migratory birds, eagles and endangered species of birds and bats and their habitats.  Regulations have been adopted under some of these laws that contain provisions that allow the owner/operator of a facility to apply for a permit to undertake specific activities including those associated with certain siting decisions, construction activities and operations.  In addition to regulations, voluntary wind turbine siting guidelines established by the U.S. Fish and Wildlife Service set forth siting, monitoring and coordination protocols that are designed to support wind development in the U.S. while also protecting both birds and bats and their habitats.  These guidelines include provisions for specific monitoring and study conditions which need to be met in order for projects to be in adherence with these voluntary guidelines.  Complying with these environmental regulations and adhering to the provisions set forth in the voluntary wind turbine siting guidelines could result in additional costs or reduced revenues at existing and new wind and solar facilities and transmission and distribution facilities at FPL, NEER and NEET.

II. Other GHG Emissions Reduction Initiatives

NEER's plants operate in certain states and regions that continue to consider and implement regulatory proposals to reduce GHG emissions.  RPS, currently in place in approximately 30 states and the District of Columbia, require electricity providers in the state or district to meet a certain percentage of their retail sales with energy from renewable sources.  These standards vary, but the majority include requirements to meet 10% to 25% of the electricity providers' retail sales with energy from renewable sources by 2025.  Approximately 7 other states have set renewable energy goals as well.  NEER's plants operate in 20 states that have a RPS or renewable energy goals and NEER believes that these standards and goals will create incremental demand for renewable energy in the future.

Other GHG reduction initiatives including, among others, the Regional Greenhouse Gas Initiative and the California Greenhouse Gas Regulation aim to reduce emissions through a variety of programs and under varying timelines.  Based on its clean generating portfolio, NEER expects to continue experiencing a positive impact on earnings as a result of these GHG reduction initiatives.  Additionally, these initiatives provide NEER opportunities with regards to wind and solar development as well as favorable energy pricing.

WEBSITE ACCESS TO SEC FILINGS

NEE and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on NEE's internet website, www.nexteraenergy.com, as soon as reasonably practicable after those documents are electronically filed with or furnished to the SEC.  The information and materials available on NEE's website (or any of its subsidiaries' websites) are not incorporated by reference into this combined Form 10-K.  The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov.

EXECUTIVE OFFICERS OF NEE(a)

Name	Age	Position	Effective Date
Miguel Arechabala	53	Executive Vice President, Power Generation Division of NEE Executive Vice President, Power Generation Division of FPL	January 1, 2014
Deborah H. Caplan	51	Executive Vice President, Human Resources and Corporate Services of NEE Executive Vice President, Human Resources and Corporate Services of FPL	April 15, 2013
Paul I. Cutler	54	Treasurer of NEE Treasurer of FPL Assistant Secretary of NEE	February 19, 2003 February 18, 2003 December 10, 1997
Moray P. Dewhurst	58	Vice Chairman and Chief Financial Officer, and Executive Vice President - Finance of NEE Executive Vice President, Finance and Chief Financial Officer of FPL	October 5, 2011
Chris N. Froggatt	56	Vice President of NEE Controller and Chief Accounting Officer of NEE	October 19, 2009 February 27, 2010
Joseph T. Kelliher	53	Executive Vice President, Federal Regulatory Affairs of NEE	May 18, 2009
Manoochehr K. Nazar	59	Executive Vice President, Nuclear Division and Chief Nuclear Officer of NEE Executive Vice President, Nuclear Division and Chief Nuclear Officer of FPL	January 1, 2010 January 15, 2010
Armando Pimentel, Jr.	51	President and Chief Executive Officer of NEER	October 5, 2011
James L. Robo	51	Chairman of NEE President and Chief Executive Officer of NEE Chairman and Chief Executive Officer of FPL	December 13, 2013 July 1, 2012 May 2, 2012
Charles E. Sieving	41	Executive Vice President & General Counsel of NEE Executive Vice President of FPL	December 1, 2008 January 1, 2009
Eric E. Silagy	48	President of FPL	December 16, 2011
William L. Yeager	55	Executive Vice President, Engineering, Construction & Integrated Supply Chain of NEE Executive Vice President, Engineering, Construction & Integrated Supply Chain of FPL	January 1, 2013
______________________

(a)
Information is as of February 21, 2014.  Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors.  Except as noted below, each officer has held his/her present position for five years or more and his/her employment history is continuous. Mr. Arechabala was president of NextEra Energy España, S.L. from February 2010 to December 2013.  From March 2007 to February 2010, Mr. Arechabala was vice president, thermal hydro plant operations & management of NEER. Ms. Caplan was vice president and chief operating officer of FPL from May 2011 to April 2013. From July 2005 to May 2011, Ms. Caplan was vice president, integrated supply chain of NEE and FPL. Mr. Dewhurst has been vice chairman of NEE since August 2009 and was chief of staff of NEE from August 2009 to October 2011.  Mr. Froggatt was the vice president and treasurer of Pinnacle West Capital Corporation, a public utility holding company, and its major subsidiary, Arizona Public Service Company, a regulated electric utility, from December 2008 to October 2009.  Mr. Nazar was the chief nuclear officer of NEE from January 2009 to December 2009.  From January 2009 to January 2010, Mr. Nazar was the senior vice president and chief nuclear officer of FPL. Mr. Pimentel was chief financial officer of NEE and FPL from May 2008 to October 2011 and executive vice president, finance of NEE and FPL from February 2008 to October 2011.  Mr. Robo was president and chief operating officer of NEE from December 2006 to June 2012.  Mr. Sieving was also assistant secretary of NEE from May 2010 to May 2011 and general counsel of FPL from January 2009 to May 2010. Mr. Silagy was senior vice president, regulatory and state governmental affairs of FPL from May 2010 to December 2011. Mr. Silagy was vice president and chief development officer of FPL from July 2008 to May 2010. Mr. Yeager was vice president, engineering, construction and integrated supply chain services of NEE and FPL from October 2012 to December 2012.  Mr. Yeager was vice president, integrated supply chain of NEE and FPL from May 2011 to October 2012. From January 2005 to May 2011, Mr. Yeager was vice president, engineering and construction of FPL.

Item 1A.  Risk Factors

Risks Relating to NEE's and FPL's Business

The business, financial condition, results of operations and prospects of NEE and FPL are subject to a variety of risks, many of which are beyond the control of NEE and FPL.  The following is a description of important risks that may adversely affect the business, financial condition, results of operations and prospects of NEE and FPL and may cause actual results of NEE and FPL to differ substantially from those that NEE or FPL currently expects or seeks.  In that event, the market price for the securities of NEE or FPL could decline.  Accordingly, the risks described below should be carefully considered together with the other information set forth in this report and in future reports that NEE and FPL file with the SEC.  The risks described below are not the only risks facing NEE and FPL.  Additional risks and uncertainties may also materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.  Each of NEE and FPL has disclosed the material risks known to it to affect its business at this time.  However, there may be further risks and uncertainties that are not presently known or that are not currently believed to be material that may in the future materially adversely affect the performance or financial condition of NEE and FPL.

Regulatory, Legislative and Legal Risks

NEE's and FPL's business, financial condition, results of operations and prospects may be materially adversely affected by the extensive regulation of their business.

The operations of NEE and FPL are subject to complex and comprehensive federal, state and other regulation.  This extensive regulatory framework, portions of which are more specifically identified in the following risk factors, regulates, among other things and to varying degrees, NEE's and FPL's industries, businesses, rates and cost structures, operation of nuclear power facilities, construction and operation of generation, transmission and distribution facilities and natural gas and oil production, transmission and fuel transportation and storage facilities, acquisition, disposal, depreciation and amortization of facilities and other assets, decommissioning costs and funding, service reliability, wholesale and retail competition, and commodities trading and derivatives transactions.  In their business planning and in the management of their operations, NEE and FPL must address the effects of regulation on their business and any inability or failure to do so adequately could have a material adverse effect on their business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if they are unable to recover in a timely manner any significant amount of costs, a return on certain assets or an appropriate return on capital through base rates, cost recovery clauses, other regulatory mechanisms or otherwise.

FPL is a regulated entity subject to the jurisdiction of the FPSC over a wide range of business activities, including, among other items, the retail rates charged to its customers through base rates and cost recovery clauses, the terms and conditions of its services, procurement of electricity for its customers, issuance of securities, and aspects of the siting, construction and operation of its generating plants and transmission and distribution systems for the sale of electric energy.  The FPSC has the authority to disallow recovery by FPL of costs that it considers excessive or imprudently incurred and to determine the level of return that FPL is permitted to earn on invested capital.  The regulatory process, which may be adversely affected by the political, regulatory and economic environment in Florida and elsewhere, limits FPL's ability to increase earnings and does not provide any assurance as to achievement of authorized or other earnings levels.  NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if any material amount of costs, a return on certain assets or an appropriate return on capital cannot be recovered through base rates, cost recovery clauses, other regulatory mechanisms or otherwise.  Certain subsidiaries of NEET, which are indirect wholly-owned subsidiaries of NEE, are regulated electric transmission utilities subject to the jurisdiction of their regulators and subject to similar risks.

Regulatory decisions that are important to NEE and FPL may be materially adversely affected by political, regulatory and economic factors.

The local and national political, regulatory and economic environment has had, and may in the future have, an adverse effect on FPSC decisions with negative consequences for FPL.  These decisions may require, for example, FPL to cancel or delay planned development activities, to reduce or delay other planned capital expenditures or to pay for investments or otherwise incur costs that it may not be able to recover through rates, each of which could have a material adverse effect on the business, financial condition, results of operations and prospects of NEE and FPL.  Certain subsidiaries of NEET are subject to similar risks.

FPL's use of derivative instruments could be subject to prudence challenges and, if found imprudent, could result in disallowances of cost recovery for such use by the FPSC.

The FPSC engages in an annual prudence review of FPL's use of derivative instruments in its risk management fuel procurement program and should it find any such use to be imprudent, the FPSC could deny cost recovery for such use by FPL.  Such an outcome could have a material adverse effect on FPL's business, financial condition, results of operations and prospects.

Any reductions to, or the elimination of, governmental incentives that support renewable energy, including, but not limited to, tax incentives, RPS or feed-in tariffs, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEER depends heavily on government policies that support renewable energy and enhance the economic feasibility of developing and operating wind and solar energy projects in regions in which NEER operates or plans to develop and operate renewable energy facilities.  The federal government, a majority of the 50 U.S. states and portions of Canada and Spain provide incentives, such as tax incentives, RPS or feed-in tariffs, that support the sale of energy from renewable energy facilities, such as wind and solar energy facilities. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their policies that support renewable energy and consider actions to make the policies less conducive to the development and operation of renewable energy facilities.  Any reductions to, or the elimination of, governmental incentives that support renewable energy, such as those reductions that have been enacted in Spain and are applicable to NEER's solar projects in that country, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in the projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected as a result of new or revised laws, regulations or interpretations or other regulatory initiatives.

NEE's and FPL's business is influenced by various legislative and regulatory initiatives, including, but not limited to, new or revised laws, regulations or interpretations or other regulatory initiatives regarding deregulation or restructuring of the energy industry, regulation of the commodities trading and derivatives markets, and environmental regulation, such as regulation of air emissions, regulation of water consumption and water discharges, and regulation of gas and oil infrastructure operations, as well as associated environmental permitting.  Changes in the nature of the regulation of NEE's and FPL's business could have a material adverse effect on NEE's and FPL's results of operations.  NEE and FPL are unable to predict future legislative or regulatory changes, initiatives or interpretations, although any such changes, initiatives or interpretations may increase costs and competitive pressures on NEE and FPL, which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

FPL has limited competition in the Florida market for retail electricity customers.  Any changes in Florida law or regulation which introduce competition in the Florida retail electricity market could have a material adverse effect on FPL's business, financial condition, results of operations and prospects.  There can be no assurance that FPL will be able to respond adequately to such regulatory changes, which could have a material adverse effect on FPL's business, financial condition, results of operations and prospects.

NEER is subject to FERC rules related to transmission that are designed to facilitate competition in the wholesale market on practically a nationwide basis by providing greater certainty, flexibility and more choices to wholesale power customers.  NEE cannot predict the impact of changing FERC rules or the effect of changes in levels of wholesale supply and demand, which are typically driven by factors beyond NEE's control.  There can be no assurance that NEER will be able to respond adequately or sufficiently quickly to such rules and developments, or to any other changes that reverse or restrict the competitive restructuring of the energy industry in those jurisdictions in which such restructuring has occurred.  Any of these events could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if the rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) broaden the scope of its provisions regarding the regulation of OTC financial derivatives and make certain provisions applicable to NEE and FPL.

The Dodd-Frank Act, enacted into law in July 2010, among other things, provides for substantially increased regulation of the OTC derivatives market.  While the legislation is broad and detailed, there are still portions of the legislation that either require implementing rules to be adopted by federal governmental agencies or otherwise require further interpretive guidance.

NEE and FPL continue to monitor the development of rules related to the Dodd-Frank Act and are taking steps to comply with those rules that affect their businesses.  While a number of rules have been finalized and are effective, the rules related to collateral requirements have yet to be finalized.  If those rules, when finalized, require NEE and FPL to post significant amounts of cash collateral with respect to swap transactions, NEE's and FPL's liquidity could be materially adversely affected.

NEE and FPL cannot predict the impact these new rules will have on their ability to hedge their commodity and interest rate risks or on OTC derivatives markets as a whole, but they could potentially have a material adverse effect on NEE's and FPL's risk exposure, as well as reduce market liquidity and further increase the cost of hedging activities.

NEE and FPL are subject to numerous environmental laws, regulations and other standards that may result in capital expenditures, increased operating costs and various liabilities, and may require NEE and FPL to limit or eliminate certain operations.

NEE and FPL are subject to domestic and foreign environmental laws and regulations, including, but not limited to, extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality and usage, climate change, emissions of greenhouse gases, including, but not limited to, CO2, waste management, hazardous wastes, marine, avian and other wildlife mortality and habitat protection, historical artifact preservation, natural resources, health (including, but not limited to, electric and magnetic fields from power lines and substations), safety and RPS, that could, among other things, prevent or delay the development of power generation, power or natural gas transmission, or other infrastructure projects, restrict the output of some existing facilities, limit the availability and use of some fuels required for the production of electricity, require additional pollution control equipment, and otherwise increase costs, increase capital expenditures and limit or eliminate certain operations.

There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of new legislation, the current trend toward more stringent standards, and stricter and more expansive application of existing environmental regulations.  For example, among other potential or pending changes, the use of hydraulic fracturing or similar technologies to drill for natural gas and related compounds used by NEE's gas infrastructure business is currently being discussed for regulation at state and federal levels.

Violations of current or future laws, rules, regulations or other standards could expose NEE and FPL to regulatory and legal proceedings, disputes with, and legal challenges by, third parties, and potentially significant civil fines, criminal penalties and other sanctions. Proceedings could include, for example, litigation regarding property damage, personal injury, common law nuisance and enforcement by citizens or governmental authorities of environmental requirements such as air, water and soil quality standards.

NEE's and FPL's business could be negatively affected by federal or state laws or regulations mandating new or additional limits on the production of greenhouse gas emissions.

Federal or state laws or regulations may be adopted that would impose new or additional limits on the emissions of greenhouse gases, including, but not limited to, CO2 and methane, from electric generating units using fossil fuels like coal and natural gas.  The potential effects of such greenhouse gas emission limits on NEE's and FPL's electric generating units are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of greenhouse gas emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, and the range of available compliance alternatives.

While NEE's and FPL's electric generating units emit greenhouse gases at a lower rate of emissions than most of the U.S. electric generation sector, the results of operations of NEE and FPL could be adversely affected to the extent that new federal or state legislation or regulators impose any new greenhouse gas emission limits.  Any future limits on greenhouse gas emissions could:

•	create substantial additional costs in the form of taxes or emission allowances;

•	make some of NEE's and FPL's electric generating units uneconomical to operate in the long term;

•	require significant capital investment in carbon capture and storage technology, fuel switching, or the replacement of high-emitting generation facilities with lower-emitting generation facilities; or

•	affect the availability or cost of fossil fuels.

There can be no assurance that NEE or FPL would be able to completely recover any such costs or investments, which could have a material adverse effect on their business, financial condition, results of operations and prospects.

Extensive federal regulation of the operations of NEE and FPL exposes NEE and FPL to significant and increasing compliance costs and may also expose them to substantial monetary penalties and other sanctions for compliance failures.

NEE and FPL are subject to extensive federal regulation, which generally imposes significant and increasing compliance costs on NEE's and FPL's operations.  Additionally, any actual or alleged compliance failures could result in significant costs and other potentially adverse effects of regulatory investigations, proceedings, settlements, decisions and claims, including, among other items, potentially significant monetary penalties.  As an example, under the Energy Policy Act of 2005, NEE and FPL, as owners and operators of bulk-power transmission systems and/or electric generation facilities, are subject to mandatory reliability standards.  Compliance with these mandatory reliability standards may subject NEE and FPL to higher operating costs and may result in increased capital expenditures.  If FPL or NEE is found not to be in compliance with these standards, it may incur substantial monetary penalties and other sanctions.  Both the costs of regulatory compliance and the costs that may be imposed as a result of any actual or alleged compliance failures could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

Changes in tax laws, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's provision for income taxes and reporting of tax-related assets and liabilities require significant judgments and the use of estimates.  Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including, but not limited to, estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as net operating loss and tax credit carryforwards.  Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, regulations and interpretations, the financial condition and results of operations of NEE and FPL, and the resolution of audit issues raised by taxing authorities.  Ultimate resolution of income tax matters may result in material adjustments to tax-related assets and liabilities, which could negatively affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects may be materially adversely affected due to adverse results of litigation.

NEE's and FPL's business, financial condition, results of operations and prospects may be materially affected by adverse results of litigation. Unfavorable resolution of legal proceedings in which NEE is involved or other future legal proceedings, including, but not limited to, class action lawsuits, may have a material adverse effect on the business, financial condition, results of operations and prospects of NEE and FPL.

Operational Risks

NEE's and FPL's business, financial condition, results of operations and prospects could suffer if NEE and FPL do not proceed with projects under development or are unable to complete the construction of, or capital improvements to, electric generation, transmission and distribution facilities, gas infrastructure facilities or other facilities on schedule or within budget.

NEE's and FPL's ability to complete construction of, and capital improvement projects for, their electric generation, transmission and distribution facilities, gas infrastructure facilities and other facilities on schedule and within budget may be adversely affected by escalating costs for materials and labor and regulatory compliance, inability to obtain or renew necessary licenses, rights-of-way, permits or other approvals on acceptable terms or on schedule, disputes involving contractors, labor organizations, land owners, governmental entities, environmental groups, Native American and aboriginal groups, and other third parties, negative publicity, transmission interconnection issues and other factors.  If any development project or construction or capital improvement project is not completed, is delayed or is subject to cost overruns, certain associated costs may not be approved for recovery or recoverable through regulatory mechanisms that may otherwise be available, and NEE and FPL could become obligated to make delay or termination payments or become obligated for other damages under contracts, could experience the loss of tax credits or tax incentives, or delayed or diminished returns, and could be required to write-off all or a portion of their investment in the project.  Any of these events could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL may face risks related to project siting, financing, construction, permitting, governmental approvals and the negotiation of project development agreements that may impede their development and operating activities.

NEE and FPL own, develop, construct, manage and operate electric-generating and transmission facilities.  A key component of NEE's and FPL's growth is their ability to construct and operate generation and transmission facilities to meet customer needs.  As part of these operations, NEE and FPL must periodically apply for licenses and permits from various local, state, federal and other regulatory authorities and abide by their respective conditions.  Should NEE or FPL be unsuccessful in obtaining necessary licenses or permits on acceptable terms, should there be a delay in obtaining or renewing necessary licenses or permits or should regulatory authorities initiate any associated investigations or enforcement actions or impose related penalties or disallowances on NEE or FPL, NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected.  Any failure to negotiate successful project development agreements for new facilities with third parties could have similar results.

The operation and maintenance of NEE's and FPL's electric generation, transmission and distribution facilities, gas infrastructure facilities and other facilities are subject to many operational risks, the consequences of which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's electric generation, transmission and distribution facilities, gas infrastructure facilities and other facilities are subject to many operational risks.  Operational risks could result in, among other things, lost revenues due to prolonged outages, increased expenses due to monetary penalties or fines for compliance failures, liability to third parties for property and personal injury damage, a failure to perform under applicable power sales agreements and associated loss of revenues from terminated agreements or liability for liquidated damages under continuing agreements, and replacement equipment costs or an obligation to purchase or generate replacement power at higher prices.

Uncertainties and risks inherent in operating and maintaining NEE's and FPL's facilities include, but are not limited to:

•	risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned;

•	failures in the availability, acquisition or transportation of fuel or other necessary supplies;

•	the impact of unusual or adverse weather conditions and natural disasters, including, but not limited to, hurricanes, floods, earthquakes and droughts;

•	performance below expected or contracted levels of output or efficiency;

•	breakdown or failure, including, but not limited to, explosions, fires or other major events, of equipment, transmission and distribution lines or pipelines;

•	availability of replacement equipment;

•	risks of property damage or human injury from energized equipment, hazardous substances or explosions, fires or other events;

•	availability of adequate water resources and ability to satisfy water intake and discharge requirements;

•	inability to manage properly or mitigate known equipment defects in NEE's and FPL's facilities;

•	use of new or unproven technology;

•
risks associated with dependence on a specific type of fuel or fuel source, such as commodity price risk, availability of adequate fuel supply and transportation, and lack of available alternative fuel sources;

•	increased competition due to, among other factors, new facilities, excess supply and shifting demand; and

•	insufficient insurance, warranties or performance guarantees to cover any or all lost revenues or increased expenses from the foregoing.

NEE's and FPL's business, financial condition, results of operations and prospects may be negatively affected by a lack of growth or slower growth in the number of customers or in customer usage.

Growth in customer accounts and growth of customer usage each directly influence the demand for electricity and the need for additional power generation and power delivery facilities.  Customer growth and customer usage are affected by a number of factors outside the control of NEE and FPL, such as mandated energy efficiency measures, demand side management requirements, and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation and the overall level of economic activity.  A lack of growth, or a decline, in the number of customers or in customer demand for electricity may cause NEE and FPL to fail to fully realize the anticipated benefits from significant investments and expenditures and could have a material adverse effect on NEE's and FPL's growth, business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions, including, but not limited to, the impact of severe weather.

Weather conditions directly influence the demand for electricity and natural gas and other fuels and affect the price of energy and energy-related commodities.  In addition, severe weather and natural disasters, such as hurricanes, floods and earthquakes, can be destructive and cause power outages and property damage, reduce revenue, affect the availability of fuel and water, and require NEE and FPL to incur additional costs, for example, to restore service and repair damaged facilities, to obtain replacement power and to access available financing sources.  Furthermore, NEE's and FPL's physical plant could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, particularly relevant to FPL, a change in sea level.  FPL operates in the east and lower west coasts of Florida, an area that historically has been prone to severe weather events, such as hurricanes.  A disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, storage or distribution systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent NEE and FPL from operating their business in the normal course and could result in any of the adverse consequences described above.  Any of the foregoing could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

At FPL and other businesses of NEE where cost recovery is available, recovery of costs to restore service and repair damaged facilities is or may be subject to regulatory approval, and any determination by the regulator not to permit timely and full recovery of the costs incurred could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

Changes in weather can also affect the production of electricity at power generating facilities, including, but not limited to, NEER's wind and solar facilities.  For example, the level of wind resource affects the revenue produced by wind generating facilities.  Because the levels of wind and solar resources are variable and difficult to predict, NEER's results of operations for individual wind and solar facilities specifically, and NEE's results of operations generally, may vary significantly from period to period, depending on the level of available resources.  To the extent that resources are not available at planned levels, the financial results from these facilities may be less than expected.

Threats of terrorism and catastrophic events that could result from terrorism, cyber attacks, or individuals and/or groups attempting to disrupt NEE's and FPL's business, or the businesses of third parties, may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber attacks and other disruptive activities of individuals or groups.  NEE's and FPL's generation, transmission and distribution facilities, fuel storage facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or be indirectly affected by, such activities.

Terrorist acts, cyber attacks or other similar events affecting NEE's and FPL's systems and facilities, or those of third parties on which NEE and FPL rely, could harm NEE's and FPL's business, for example, by limiting their ability to generate, purchase or transmit power, by limiting their ability to bill customers and collect and process payments, and by delaying their development and construction of new generating facilities or capital improvements to existing facilities.  These events, and governmental actions in response, could result in a material decrease in revenues, significant additional costs (for example, to repair assets, implement additional security requirements or maintain or acquire insurance), and reputational damage, could materially adversely affect NEE's and FPL's operations (for example, by contributing to disruption of supplies and markets for natural gas, oil and other fuels), and could impair NEE's and FPL's ability to raise capital (for example, by contributing to financial instability and lower economic activity).

The ability of NEE and FPL to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers.  NEE's and FPL's insurance coverage does not provide protection against all significant losses.

Insurance coverage may not continue to be available or may not be available at rates or on terms similar to those presently available to NEE and FPL.  The ability of NEE and FPL to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers.  If insurance coverage is not available or obtainable on acceptable terms, NEE or FPL may be required to pay costs associated with adverse future events.  NEE and FPL generally are not fully insured against all significant losses.  For example, FPL is not fully insured against hurricane-related losses, but would instead seek recovery of such uninsured losses from customers subject to approval by the FPSC, to the extent losses exceed restricted funds set aside to cover the cost of storm damage.  A loss for which NEE or FPL is not fully insured could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

If supply costs necessary to provide NEER's full energy and capacity requirement services are not favorable, operating costs could increase and materially adversely affect NEE's business, financial condition, results of operations and prospects.

NEER provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, to satisfy all or a portion of such utilities' power supply obligations to their customers.  The supply costs for these transactions may be affected by a number of factors, including, but not limited to, events that may occur after such utilities have committed to supply power, such as weather conditions, fluctuating prices for energy and ancillary services, and the ability of the distribution utilities' customers to elect to receive service from competing suppliers.  NEER may not be able to recover all of its increased supply costs, which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

Due to the potential for significant volatility in market prices for fuel, electricity and renewable and other energy commodities, NEER's inability or failure to manage properly or hedge effectively the commodity risks within its portfolios could materially adversely affect NEE's business, financial condition, results of operations and prospects.

There can be significant volatility in market prices for fuel, electricity and renewable and other energy commodities.  NEE's inability or failure to manage properly or hedge effectively its assets or positions against changes in commodity prices, volumes, interest rates, counterparty credit risk or other risk measures, based on factors both from within or wholly or partially outside of NEE's control, may materially adversely affect NEE's business, financial condition, results of operations and prospects.

Sales of power on the spot market or on a short-term contractual basis may cause NEE's results of operations to be volatile.

A portion of NEER's power generation facilities operate wholly or partially without long-term power purchase agreements.  Power from these facilities is sold on the spot market or on a short-term contractual basis.  Spot market sales are subject to market volatility, and the revenue generated from these sales is subject to fluctuation that may cause NEE's results of operations to be volatile.  NEER and NEE may not be able to manage volatility adequately, which could then have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

Reductions in the liquidity of energy markets may restrict the ability of NEE to manage its operational risks, which, in turn, could negatively affect NEE's results of operations.

NEE is an active participant in energy markets.  The liquidity of regional energy markets is an important factor in NEE's ability to manage risks in these operations.  Over the past several years, other market participants have ceased or significantly reduced their activities in energy markets as a result of several factors, including, but not limited to, government investigations, changes in market design and deteriorating credit quality.  Liquidity in the energy markets can be adversely affected by price volatility, restrictions on the availability of credit and other factors, and any reduction in the liquidity of energy markets could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEE's and FPL's hedging and trading procedures and associated risk management tools may not protect against significant losses.

NEE and FPL have hedging and trading procedures and associated risk management tools, such as separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms.  NEE and FPL are unable to assure that such procedures and tools will be effective against all potential risks, including, without limitation, employee misconduct.  If such procedures and tools are not effective, this could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

If price movements significantly or persistently deviate from historical behavior, NEE's and FPL's risk management tools associated with their hedging and trading procedures may not protect against significant losses.

NEE's and FPL's risk management tools and metrics associated with their hedging and trading procedures, such as daily value at risk, earnings at risk, stop loss limits and liquidity guidelines, are based on historical price movements.  Due to the inherent uncertainty involved in price movements and potential deviation from historical pricing behavior, NEE and FPL are unable to assure that their risk management tools and metrics will be effective to protect against adverse effects on their business, financial condition, results of operations and prospects.  Such adverse effects could be material.

If power transmission or natural gas, nuclear fuel or other commodity transportation facilities are unavailable or disrupted, FPL's and NEER's ability to sell and deliver power or natural gas may be limited.

FPL and NEER depend upon power transmission and natural gas, nuclear fuel and other commodity transportation facilities, many of which they do not own.  Occurrences affecting the operation of these facilities that may or may not be beyond FPL's and NEER's control (such as severe weather or a generator or transmission facility outage, pipeline rupture, or sudden and significant increase or decrease in wind generation) may limit or halt the ability of FPL and NEER to sell and deliver power and natural gas, or to purchase necessary fuels and other commodities, which could materially adversely impact NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL are subject to credit and performance risk from customers, hedging counterparties and vendors.

NEE and FPL are exposed to risks associated with the creditworthiness and performance of their customers, hedging counterparties and vendors under contracts for the supply of equipment, materials, fuel and other goods and services required for their business operations and for the construction and operation of, and for capital improvements to, their facilities.  Adverse conditions in the energy industry or the general economy, as well as circumstances of individual customers, hedging counterparties and vendors, may affect the ability of some customers, hedging counterparties and vendors to perform as required under their contracts with NEE and FPL.

If any hedging, vending or other counterparty fails to fulfill its contractual obligations, NEE and FPL may need to make arrangements with other counterparties or vendors, which could result in financial losses, higher costs, untimely completion of power generation facilities and other projects, and/or a disruption of their operations.  If a defaulting counterparty is in poor financial condition, NEE and FPL may not be able to recover damages for any contract breach.

NEE and FPL could recognize financial losses or a reduction in operating cash flows if a counterparty fails to perform or make payments in accordance with the terms of derivative contracts or if NEE or FPL is required to post margin cash collateral under derivative contracts.

NEE and FPL use derivative instruments, such as swaps, options, futures and forwards, some of which are traded in the OTC markets or on exchanges, to manage their commodity and financial market risks, and for NEE to engage in trading and marketing activities.  Any failures by their counterparties to perform or make payments in accordance with the terms of those transactions could have a material adverse effect on NEE's or FPL's business, financial condition, results of operations and prospects.  Similarly, any requirement for FPL or NEE to post margin cash collateral under its derivative contracts could have a material adverse effect on its business, financial condition, results of operations and prospects.

NEE and FPL are highly dependent on sensitive and complex information technology systems, and any failure or breach of those systems could have a material adverse effect on their business, financial condition, results of operations and prospects.

NEE and FPL operate in a highly regulated industry that requires the continuous functioning of sophisticated information technology systems and network infrastructure.  Despite NEE's and FPL's implementation of security measures, all of their technology systems are vulnerable to disability, failures or unauthorized access due to such activities.  If NEE's or FPL's information technology systems were to fail or be breached, sensitive confidential and other data could be compromised and NEE and FPL could be unable to fulfill critical business functions.

NEE's and FPL's business is highly dependent on their ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex and cross numerous and diverse markets.  Due to the size, scope and geographical reach of NEE's and FPL's business, and due to the complexity of the process of power generation, transmission and distribution, the development and maintenance of information technology systems to keep track of and process information is critical and challenging.  NEE's and FPL's operating systems and facilities may fail to operate properly or become disabled as a result of events that are either within, or wholly or partially outside of, their control, such as operator error, severe weather or terrorist activities.  Any such failure or disabling event could materially adversely affect NEE's and FPL's ability to process transactions and provide services, and their business, financial condition, results of operations and prospects.

NEE and FPL add, modify and replace information systems on a regular basis.  Modifying existing information systems or implementing new or replacement information systems is costly and involves risks, including, but not limited to, integrating the modified, new or replacement system with existing systems and processes, implementing associated changes in accounting procedures and controls, and ensuring that data conversion is accurate and consistent.  Any disruptions or deficiencies in existing information systems, or disruptions, delays or deficiencies in the modification or implementation of new information systems, could result in increased costs, the inability to track or collect revenues and the diversion of management's and employees' attention and resources, and could negatively impact the effectiveness of the companies' control environment, and/or the companies' ability to timely file required regulatory reports.

NEE and FPL also face the risks of operational failure or capacity constraints of third parties, including, but not limited to, those who provide power transmission and natural gas transportation services.

NEE's and FPL's retail businesses are subject to the risk that sensitive customer data may be compromised, which could result in a material adverse impact to their reputation and/or the results of operations of the retail business.

NEE's and FPL's retail businesses require access to sensitive customer data in the ordinary course of business.  NEE's and FPL's retail businesses may also need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services, such as call center services, to the retail businesses.  If a significant breach occurred, the reputation of NEE and FPL could be materially adversely affected, customer confidence could be diminished, or customer information could be subject to identity theft.  NEE and FPL would be subject to costs associated with the breach and/or NEE and FPL could be subject to fines and legal claims, any of which may have a material adverse effect on the business, financial condition, results of operations and prospects of NEE and FPL.

NEE and FPL could recognize financial losses as a result of volatility in the market values of derivative instruments and limited liquidity in OTC markets.

NEE and FPL execute transactions in derivative instruments on either recognized exchanges or via the OTC markets, depending on management's assessment of the most favorable credit and market execution factors.  Transactions executed in OTC markets have the potential for greater volatility and less liquidity than transactions on recognized exchanges.  As a result, NEE and FPL may not be able to execute desired OTC transactions due to such heightened volatility and limited liquidity.

In the absence of actively quoted market prices and pricing information from external sources, the valuation of derivative instruments involves management's judgment or use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these derivative instruments and have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL may be materially adversely affected by negative publicity.

From time to time, political and public sentiment may result in a significant amount of adverse press coverage and other adverse public statements affecting NEE and FPL.  Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims.  Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, can divert the time and effort of senior management from NEE's and FPL's business.

Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of NEE and FPL, on the morale and performance of their employees and on their relationships with their respective regulators.  It may also have a negative impact on their ability to take timely advantage of various business and market opportunities.  The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects may be materially adversely affected if FPL is unable to maintain, negotiate or renegotiate franchise agreements on acceptable terms with municipalities and counties in Florida.

FPL must negotiate franchise agreements with municipalities and counties in Florida to provide electric services within such municipalities and counties, and electricity sales generated pursuant to these agreements represent a very substantial portion of FPL's revenues.  If FPL is unable to maintain, negotiate or renegotiate such franchise agreements on acceptable terms, it could contribute to lower earnings and FPL may not fully realize the anticipated benefits from significant investments and expenditures, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

Increasing costs associated with health care plans may materially adversely affect NEE's and FPL's results of operations.

The costs of providing health care benefits to employees and retirees have increased substantially in recent years.  NEE and FPL anticipate that their employee benefit costs, including, but not limited to, costs related to health care plans for employees and former employees, will continue to rise.  The increasing costs and funding requirements associated with NEE's and FPL's health care plans may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be negatively affected by the lack of a qualified workforce or the loss or retirement of key employees.

NEE and FPL may not be able to service customers, grow their business or generally meet their other business plan goals effectively and profitably if they do not attract and retain a qualified workforce.  Additionally, the loss or retirement of key executives and other employees may materially adversely affect service and productivity and contribute to higher training and safety costs.

Over the next several years, a significant portion of NEE's and FPL's workforce, including, but not limited to, many workers with specialized skills maintaining and servicing the nuclear generation facilities and electrical infrastructure, will be eligible to retire.  Such highly skilled individuals may not be able to be replaced quickly due to the technically complex work they perform.  If a significant amount of such workers retire and are not replaced, the subsequent loss in productivity and increased recruiting and training costs could result in a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected by work strikes or stoppages and increasing personnel costs.

Employee strikes or work stoppages could disrupt operations and lead to a loss of revenue and customers.  Personnel costs may also increase due to inflationary or competitive pressures on payroll and benefits costs and revised terms of collective bargaining agreements with union employees.  These consequences could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's ability to successfully identify, complete and integrate acquisitions is subject to significant risks, including, but not limited to, the effect of increased competition for acquisitions resulting from the consolidation of the power industry.

NEE is likely to encounter significant competition for acquisition opportunities that may become available as a result of the consolidation of the power industry in general.  In addition, NEE may be unable to identify attractive acquisition opportunities at favorable prices and to complete and integrate them successfully and in a timely manner.

Nuclear Generation Risks

The construction, operation and maintenance of NEE's and FPL's nuclear generation facilities involve environmental, health and financial risks that could result in fines or the closure of the facilities and in increased costs and capital expenditures.

NEE's and FPL's nuclear generation facilities are subject to environmental, health and financial risks, including, but not limited to, those relating to site storage of spent nuclear fuel, the disposition of spent nuclear fuel, leakage and emissions of tritium and other radioactive elements in the event of a nuclear accident or otherwise, the threat of a terrorist attack and other potential liabilities arising out of the ownership or operation of the facilities.  NEE and FPL maintain decommissioning funds and external insurance coverage which are intended to reduce the financial exposure to some of these risks; however, the cost of decommissioning nuclear generation facilities could exceed the amount available in NEE's and FPL's decommissioning funds, and the exposure to liability and property damages could exceed the amount of insurance coverage.  If NEE or FPL is unable to recover the additional costs incurred through insurance or, in the case of FPL, through regulatory mechanisms, their business, financial condition, results of operations and prospects could be materially adversely affected.

In the event of an incident at any nuclear generation facility in the U.S. or at certain nuclear generation facilities in Europe, NEE and FPL could be assessed significant retrospective assessments and/or retrospective insurance premiums as a result of their participation in a secondary financial protection system and nuclear insurance mutual companies.

Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan.  In accordance with this Act, NEE maintains $375 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $13.2 billion of liability insurance coverage per incident at any nuclear reactor in the U.S.  Under the secondary financial protection system, NEE is subject to retrospective assessments and/or retrospective insurance premiums of up to $1 billion ($509 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the U.S. or at certain nuclear generation facilities in Europe, regardless of fault or proximity to the incident, payable at a rate not to exceed $152 million ($76 million for FPL) per incident per year.  Such assessments, if levied, could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NRC orders or new regulations related to increased security measures and any future safety requirements promulgated by the NRC could require NEE and FPL to incur substantial operating and capital expenditures at their nuclear generation facilities.

The NRC has broad authority to impose licensing and safety-related requirements for the operation and maintenance of nuclear generation facilities, the addition of capacity at existing nuclear generation facilities and the construction of nuclear generation facilities, and these requirements are subject to change.  In the event of non-compliance, the NRC has the authority to impose fines or shut down a nuclear generation facility, or to take both of these actions, depending upon its assessment of the severity of the situation, until compliance is achieved.  Any of the foregoing events could require NEE and FPL to incur increased costs and capital expenditures, and could reduce revenues.

Any serious nuclear incident occurring at a NEE or FPL plant could result in substantial remediation costs and other expenses.  A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear generation facility.  An incident at a nuclear facility anywhere in the world also could cause the NRC to impose additional conditions or other requirements on the industry, or on certain types of nuclear generation units, which could increase costs, reduce revenues and result in additional capital expenditures.

The inability to operate any of NEER's or FPL's nuclear generation units through the end of their respective operating licenses could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

The operating licenses for NEE's and FPL's nuclear generation facilities extend through at least 2030.  If the facilities cannot be operated for any reason through the life of those operating licenses, NEE or FPL may be required to increase depreciation rates, incur impairment charges and accelerate future decommissioning expenditures, any of which could materially adversely affect their business, financial condition, results of operations and prospects.

Various hazards posed to nuclear generation facilities, along with increased public attention to and awareness of such hazards, could result in increased nuclear licensing or compliance costs which are difficult or impossible to predict and could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

The threat of terrorist activity, as well as recent international events implicating the safety of nuclear facilities, could result in more stringent or complex measures to keep facilities safe from a variety of hazards, including, but not limited to, natural disasters such as earthquakes and tsunamis, as well as terrorist or other criminal threats.  This increased focus on safety could result in higher compliance costs which, at present, cannot be assessed with any measure of certainty and which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, and for other purposes.  If planned outages last longer than anticipated or if there are unplanned outages, NEE's and FPL's results of operations and financial condition could be materially adversely affected.

NEE's and FPL's nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, including, but not limited to, inspections, repairs and certain other modifications.  In addition, outages may be scheduled, often in connection with a refueling outage, to replace equipment, to increase the generation capacity at a particular nuclear unit, or for other purposes, and those planned activities increase the time the unit is not in operation.  In the event that a scheduled outage lasts longer than anticipated or in the event of an unplanned outage due to, for example, equipment failure, such outages could materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Liquidity, Capital Requirements and Common Stock Risks

Disruptions, uncertainty or volatility in the credit and capital markets may negatively affect NEE's and FPL's ability to fund their liquidity and capital needs and to meet their growth objectives, and can also adversely affect the results of operations and financial condition of NEE and FPL.

NEE and FPL rely on access to capital and credit markets as significant sources of liquidity for capital requirements and other operations requirements that are not satisfied by operating cash flows.  Disruptions, uncertainty or volatility in those capital and credit markets, including, but not limited to, the conditions of the most recent financial crises in the U.S. and abroad, could increase NEE's and FPL's cost of capital.  If NEE or FPL is unable to access regularly the capital and credit markets on terms that are reasonable, it may have to delay raising capital, issue shorter-term securities and incur an unfavorable cost of capital, which, in turn, could adversely affect its ability to grow its business, could contribute to lower earnings and reduced financial flexibility, and could have a material adverse effect on its business, financial condition, results of operations and prospects.

Although NEE's competitive energy subsidiaries have used non-recourse or limited-recourse, project-specific financing in the past, market conditions and other factors could adversely affect the future availability of such financing.  The inability of NEE's subsidiaries to access the capital and credit markets to provide project-specific financing for electric-generating and other energy facilities on favorable terms, whether because of disruptions or volatility in those markets or otherwise, could necessitate additional capital raising or borrowings by NEE and/or NEECH in the future.

The inability of subsidiaries that have existing project-specific financing arrangements to meet the requirements of various agreements relating to those financings could give rise to a project-specific financing default which, if not cured or waived, might result in the specific project, and potentially in some limited instances its parent companies, being required to repay the associated debt or other borrowings earlier than otherwise anticipated, and if such repayment were not made, the lenders or security holders would generally have rights to foreclose against the project assets and related collateral.  Such an occurrence also could result in NEE expending additional funds or incurring additional obligations over the shorter term to ensure continuing compliance with project-specific financing arrangements based upon the expectation of improvement in the project's performance or financial returns over the longer term.  Any of these actions could materially adversely affect NEE's business, financial condition, results of operations and prospects, as well as the availability or terms of future financings for NEE or its subsidiaries.

NEE's, NEECH's and FPL's inability to maintain their current credit ratings may adversely affect NEE's and FPL's liquidity and results of operations, limit the ability of NEE and FPL to grow their business, and increase interest costs.

The inability of NEE, NEECH and FPL to maintain their current credit ratings could adversely affect their ability to raise capital or obtain credit on favorable terms, which, in turn, could impact NEE's and FPL's ability to grow their business and service indebtedness and repay borrowings, and would likely increase their interest costs.  Some of the factors that can affect credit ratings are cash flows, liquidity, the amount of debt as a component of total capitalization, and political, legislative and regulatory actions.  There can be no assurance that one or more of the ratings of NEE, NEECH and FPL will not be lowered or withdrawn entirely by a rating agency.

NEE's and FPL's liquidity may be impaired if their creditors are unable to fund their credit commitments to the companies or to maintain their current credit ratings.

The inability of NEE's, NEECH's and FPL's credit providers to fund their credit commitments or to maintain their current credit ratings could require NEE, NEECH or FPL, among other things, to renegotiate requirements in agreements, find an alternative credit provider with acceptable credit ratings to meet funding requirements, or post cash collateral and could have a material adverse effect on NEE's and FPL's liquidity.

Poor market performance and other economic factors could affect NEE's defined benefit pension plan's funded status, which may materially adversely affect NEE's and FPL's business, financial condition, liquidity and results of operations and prospects.

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries.  A decline in the market value of the assets held in the defined benefit pension plan due to poor investment performance or other factors may increase the funding requirements for this obligation.

NEE's defined benefit pension plan is sensitive to changes in interest rates, since, as interest rates decrease the funding liabilities increase, potentially increasing benefits costs and funding requirements.  Any increase in benefits costs or funding requirements may have a material adverse effect on NEE's and FPL's business, financial condition, liquidity, results of operations and prospects.

Poor market performance and other economic factors could adversely affect the asset values of NEE's and FPL's nuclear decommissioning funds, which may materially adversely affect NEE's and FPL's liquidity and results of operations.

NEE and FPL are required to maintain decommissioning funds to satisfy their future obligations to decommission their nuclear power plants.  A decline in the market value of the assets held in the decommissioning funds due to poor investment performance or other factors may increase the funding requirements for these obligations.  Any increase in funding requirements may have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

Certain of NEE's investments are subject to changes in market value and other risks, which may materially adversely affect NEE's liquidity, financial results and results of operations.

NEE holds other investments where changes in the fair value affect NEE's financial results.  In some cases there may be no observable market values for these investments, requiring fair value estimates to be based on other valuation techniques.  This type of analysis requires significant judgment and the actual values realized in a sale of these investments could differ materially from those estimated.  A sale of an investment below previously estimated value, or other decline in the fair value of an investment, could result in losses or the write-off of such investment, and may have a material adverse effect on NEE's liquidity, financial condition and results of operations.

NEE may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay upstream dividends or repay funds to NEE.

NEE is a holding company and, as such, has no material operations of its own.  Substantially all of NEE's consolidated assets are held by its subsidiaries.  NEE's ability to meet its financial obligations, including, but not limited to, its guarantees, and to pay dividends on its common stock is primarily dependent on its subsidiaries' net income and cash flows, which are subject to the risks of their respective businesses, and their ability to pay upstream dividends or to repay funds to NEE.

NEE's subsidiaries are separate legal entities and have no independent obligation to provide NEE with funds for its payment obligations.  The subsidiaries have financial obligations, including, but not limited to, payment of debt service, which they must satisfy before they can provide NEE with funds.  In addition, in the event of a subsidiary's liquidation or reorganization, NEE's right to participate in a distribution of assets is subject to the prior claims of the subsidiary's creditors.

The dividend-paying ability of some of the subsidiaries is limited by contractual restrictions which are contained in outstanding financing agreements and which may be included in future financing agreements.  The future enactment of laws or regulations also may prohibit or restrict the ability of NEE's subsidiaries to pay upstream dividends or to repay funds.

NEE may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if NEE is required to perform under guarantees of obligations of its subsidiaries.

NEE guarantees many of the obligations of its consolidated subsidiaries, other than FPL, through guarantee agreements with NEECH.  These guarantees may require NEE to provide substantial funds to its subsidiaries or their creditors or counterparties at a time when NEE is in need of liquidity to meet its own financial obligations.  Funding such guarantees may materially adversely affect NEE's ability to meet its financial obligations or to pay dividends.

Disruptions, uncertainty or volatility in the credit and capital markets may exert downward pressure on the market price of NEE's common stock.

The market price and trading volume of NEE's common stock are subject to fluctuations as a result of, among other factors, general credit and capital market conditions and changes in market sentiment regarding the operations, business and financing strategies of NEE and its subsidiaries.  As a result, disruptions, uncertainty or volatility in the credit and capital markets may, for example, have a material adverse effect on the market price of NEE's common stock.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

NEE and its subsidiaries maintain properties which are adequate for their operations; the principal properties are described below.

Generating Facilities

FPL

At December 31, 2013, the electric generating, transmission, distribution and general facilities of FPL represented approximately 51%, 11%, 33% and 5%, respectively, of FPL's gross investment in electric utility plant in service and other property.  At December 31, 2013, FPL had the following generating facilities:

FPL Facilities	Location	No. of Units	Fuel	Net Capability (MW)(a)
Fossil
Combined-cycle
Cape Canaveral	Cocoa, FL	1	Gas/Oil	1,210
Fort Myers	Fort Myers, FL	1	Gas	1,432
Lauderdale	Dania, FL	2	Gas/Oil	884
Manatee	Parrish, FL	1	Gas	1,111
Martin	Indiantown, FL	1	Gas/Oil/Solar Thermal	1,141	(b)
Martin	Indiantown, FL	2	Gas	938
Putnam	Palatka, FL	2	Gas/Oil	498
Sanford	Lake Monroe, FL	2	Gas	1,980
Turkey Point	Florida City, FL	1	Gas/Oil	1,148
West County	West Palm Beach, FL	3	Gas/Oil	3,657

Steam turbines
Manatee	Parrish, FL	2	Gas/Oil	1,618
Martin	Indiantown, FL	2	Gas/Oil	1,652
St. Johns River Power Park	Jacksonville, FL	2	Coal/Petroleum Coke	254	(c)
Scherer	Monroe County, GA	1	Coal	643	(d)
Turkey Point	Florida City, FL	1	Gas/Oil	396

Simple-cycle combustion turbines
Fort Myers	Fort Myers, FL	2	Gas/Oil	315

Gas turbines
Fort Myers	Fort Myers, FL	12	Oil	648
Lauderdale	Dania, FL	24	Gas/Oil	840
Port Everglades	Port Everglades, FL	12	Gas/Oil	420

Nuclear
St. Lucie	Hutchinson Island, FL	2	Nuclear	1,821	(e)
Turkey Point	Florida City, FL	2	Nuclear	1,632

Solar PV
DeSoto	Arcadia, FL	1	Solar PV	25
Space Coast	Cocoa, FL	1	Solar PV	10
TOTAL				24,273	(f)
______________________

(a)	Represents FPL's net ownership interest in warm weather peaking capability.

(b)	The megawatts generated by the 75 MW solar thermal hybrid facility replace steam produced by this unit and therefore are not incremental.

(c)	Represents FPL's 20% ownership interest in each of SJRPP Units Nos. 1 and 2, which are jointly owned with JEA.

(d)	Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with JEA.

(e)	Excludes Orlando Utilities Commission's and the Florida Municipal Power Agency's combined share of approximately 15% of St. Lucie Unit No. 2.

(f)	Substantially all of FPL's properties are subject to the lien of FPL's mortgage.

NEER

At December 31, 2013, NEER had the following generating facilities:

NEER Facilities	Location	Geographic Region	No. of Units	Fuel	Net Capability (MW)(a)
Wind
Ashtabula Wind(b)(c)	Barnes County, ND	Midwest	99	Wind	148
Ashtabula Wind II(c)(d)	Griggs & Steele Counties, ND	Midwest	80	Wind	120
Ashtabula Wind III	Barnes County, ND	Midwest	39	Wind	62
Baldwin Wind(b)	Burleigh County, ND	Midwest	64	Wind	102
Blackwell Wind(c)(d)	Kay County, OK	Other South	26	Wind	60
Blue Summit(c)	Wilbarger County, TX	Texas	85	Wind	135
Buffalo Ridge	Lincoln County, MN	Midwest	73	Wind	26
Butler Ridge Wind(b)(c)	Dodge County, WI	Midwest	36	Wind	54
Cabazon(b)	Riverside County, CA	West	52	Wind	39
Callahan Divide(b)	Taylor County, TX	Texas	76	Wind	114
Capricorn Ridge(c)	Sterling & Coke Counties, TX	Texas	208	Wind	364
Capricorn Ridge Expansion(c)	Sterling & Coke Counties, TX	Texas	199	Wind	298
Cerro Gordo(b)	Cerro Gordo County, IA	Midwest	55	Wind	41
Cimarron(b)	Gray County, KS	Other South	72	Wind	166
Conestogo Wind(b)	Wellington County, Ontario, Canada	Canada	10	Wind	23
Crystal Lake I(b)(c)	Hancock County, IA	Midwest	100	Wind	150
Crystal Lake II	Winnebago County, IA	Midwest	80	Wind	200
Crystal Lake III	Winnebago County, IA	Midwest	44	Wind	66
Day County Wind(b)	Day County, SD	Midwest	66	Wind	99
Delaware Mountain	Culberson County, TX	Texas	38	Wind	28
Diablo Wind(b)	Alameda County, CA	West	31	Wind	21
Elk City Wind(b)	Roger Mills & Beckham Counties, OK	Other South	43	Wind	99
Elk City Wind II	Roger Mills & Beckham Counties, OK	Other South	66	Wind	101
Endeavor Wind	Osceola County, IA	Midwest	40	Wind	100
Endeavor Wind II	Osceola County, IA	Midwest	20	Wind	50
Ensign Wind	Gray County, KS	Other South	43	Wind	99
Ghost Pine Wind	Kneehill County, Alberta, Canada	Canada	51	Wind	82
Gray County	Gray County, KS	Other South	170	Wind	112
Green Mountain(b)	Somerset County, PA	Northeast	8	Wind	10
Green Power	Riverside County, CA	West	22	Wind	17
Green Ridge Power	Alameda & Contra Costa Counties, CA	West	803	Wind	87
Hancock County(b)	Hancock County, IA	Midwest	148	Wind	98
High Winds(b)	Solano County, CA	West	90	Wind	162
Horse Hollow Wind(b)	Taylor County, TX	Texas	142	Wind	213
Horse Hollow Wind II(b)	Taylor & Nolan Counties, TX	Texas	130	Wind	299
Horse Hollow Wind III(b)	Nolan County, TX	Texas	149	Wind	224
Indian Mesa	Pecos County, TX	Texas	125	Wind	83
King Mountain(b)	Upton County, TX	Texas	214	Wind	278
Lake Benton II(b)	Pipestone County, MN	Midwest	137	Wind	103
Langdon Wind(b)(c)	Cavalier County, ND	Midwest	79	Wind	118
Langdon Wind II(b)(c)	Cavalier County, ND	Midwest	27	Wind	41
Lee / DeKalb Wind	Lee & DeKalb Counties, IL	Midwest	145	Wind	217
Limon I(c)(d)	Lincoln, Elbert & Arapahoe Counties, CO	West	125	Wind	200
Limon II(c)(d)	Lincoln, Elbert & Arapahoe Counties, CO	West	125	Wind	200
Logan Wind(c)	Logan County, CO	West	134	Wind	201
Majestic Wind(b)(c)	Carson County, TX	Texas	53	Wind	80
Majestic Wind II(c)	Carson & Potter Counties, TX	Texas	51	Wind	79
Meyersdale(b)	Somerset County, PA	Northeast	20	Wind	30
Mill Run(b)	Fayette County, PA	Northeast	10	Wind	15
Minco Wind(b)	Grady County, OK	Other South	62	Wind	99
Minco Wind II(b)	Grady & Caddo Counties, OK	Other South	63	Wind	101
Minco Wind III(c)(d)	Grady, Caddo & Canadian Counties, OK	Other South	63	Wind	101
Mojave 3/4/5	Kern County, CA	West	246	Wind	41
Montezuma Wind(b)	Solano County, CA	West	16	Wind	37
Montezuma Wind II(c)(d)	Solano County, CA	West	34	Wind	78
Mount Copper(b)	Gaspésie, Quebec, Canada	Canada	30	Wind	54

NEER Facilities	Location	Geographic Region	No. of Units	Fuel	Net Capability (MW)(a)
Mount Miller(b)	Gaspésie, Quebec, Canada	Canada	30	Wind	54
Mountaineer Wind(b)	Preston & Tucker Counties, WV	Northeast	44	Wind	66
Mower County Wind(c)	Mower County, MN	Midwest	43	Wind	99
New Mexico Wind(b)	Quay & Debaca Counties, NM	West	136	Wind	204
North Dakota Wind(b)	LaMoure County, ND	Midwest	41	Wind	62
North Sky River(b)	Kern County, CA	West	100	Wind	162
Northern Colorado(b)	Logan County, CO	West	81	Wind	174
Oklahoma / Sooner Wind(b)	Harper & Woodward Counties, OK	Other South	68	Wind	102
Oliver County Wind I(c)	Oliver County, ND	Midwest	22	Wind	51
Oliver County Wind II(c)	Oliver County, ND	Midwest	32	Wind	48
Peetz Table Wind(c)	Logan County, CO	West	133	Wind	199
Perrin Ranch Wind(b)	Coconino County, AZ	West	62	Wind	99
Pheasant Run I	Huron County, MI	Midwest	44	Wind	75
Pubnico Point(b)	Yarmouth County, Nova Scotia, Canada	Canada	17	Wind	31
Red Canyon Wind(b)	Borden, Garza & Scurry Counties, TX	Texas	56	Wind	84
Red Mesa Wind	Cibola County, NM	West	64	Wind	102
Sky River(b)	Kern County, CA	West	322	Wind	73
Somerset Wind Power(b)	Somerset County, PA	Northeast	6	Wind	9
South Dakota Wind(b)	Hyde County, SD	Midwest	27	Wind	41
Southwest Mesa(b)	Upton & Crockett Counties, TX	Texas	106	Wind	74
Stateline(b)	Umatilla County, OR and Walla Walla County, WA	West	454	Wind	300
Steele Flats(c)(d)	Jefferson & Gage Counties, NE	Other South	44	Wind	75
Story County Wind(b)(c)	Story County, IA	Midwest	100	Wind	150
Story County Wind II(b)	Story & Hardin Counties, IA	Midwest	100	Wind	150
Summerhaven(b)	Haldimand County, Ontario, Canada	Canada	56	Wind	124
Tuscola Bay(b)	Tuscola, Bay & Saginaw Counties, MI	Midwest	75	Wind	120
Tuscola II	Tuscola & Bay Counties, MI	Midwest	59	Wind	100
Vansycle(b)	Umatilla County, OR	West	38	Wind	25
Vansycle II	Umatilla County, OR	West	43	Wind	99
Vasco Winds(c)(d)	Contra Costa County, CA	West	33	Wind	78
Waymart(b)	Wayne County, PA	Northeast	43	Wind	65
Weatherford Wind(b)	Custer & Washita Counties, OK	Other South	98	Wind	147
Wessington Springs Wind(b)(c)	Jerauld County, SD	Midwest	34	Wind	51
White Oak(c)(d)	McLean County, IL	Midwest	100	Wind	150
Wilton Wind(b)	Burleigh County, ND	Midwest	33	Wind	49
Wilton Wind II(c)(d)	Burleigh County, ND	Midwest	33	Wind	50
Windpower Partners 1990	Alameda & Contra Costa Counties, CA	West	141	Wind	14
Windpower Partners 1991	Alameda & Contra Costa Counties, CA	West	162	Wind	16
Windpower Partners 1991-92	Alameda & Contra Costa Counties, CA	West	223	Wind	22
Windpower Partners 1992	Alameda & Contra Costa Counties, CA	West	300	Wind	30
Windpower Partners 1993(c)(d)	Riverside County, CA	West	33	Wind	50
Windpower Partners 1994	Culberson County, TX	Texas	107	Wind	39
Wolf Ridge Wind(c)	Cooke County, TX	Texas	75	Wind	112
Woodward Mountain	Upton & Pecos Counties, TX	Texas	242	Wind	160
Total Wind					10,210
Contracted
Bayswater(b)	Far Rockaway, NY	Northeast	2	Gas	56
Duane Arnold	Palo, IA	Midwest	1	Nuclear	431	(e)
Genesis(b)	Riverside County, CA	West	1	Solar Thermal	125
Hatch Solar	Hatch, NM	West	1	Solar CPV	5
Jamaica Bay(b)	Far Rockaway, NY	Northeast	2	Gas/Oil	54
Marcus Hook 750(b)	Marcus Hook, PA	Northeast	4	Gas	744
Moore Solar(b)	Lambton County, Ontario, Canada	Canada	1	Solar PV	20
Planta Termosolar I & II(b)	Madrigalejo, Spain	Other	2	Solar Thermal	100
Point Beach	Two Rivers, WI	Midwest	2	Nuclear	1,190
Sombra Solar(b)	Lambton County, Ontario, Canada	Canada	1	Solar PV	20
Investments in joint ventures:
Desert Sunlight(b)	Riverside County, CA	West	1	Solar PV	155
SEGS III-IX(b)	Kramer Junction & Harper Lake, CA	West	7	Solar Thermal	147
Bellingham	Bellingham, MA	Northeast	3	Gas	149
Total Contracted					3,196

NEER Facilities	Location	Geographic Region	No. of Units	Fuel	Net Capability (MW)(a)

Merchant
Forney(b)	Forney, TX	Texas	8	Gas	1,792
Lamar Power Partners(b)	Paris, TX	Texas	6	Gas	1,000
Maine - Cape, Wyman	Various - ME	Northeast	6	Oil	796	(f)
Marcus Hook 50	Marcus Hook, PA	Northeast	1	Gas	50
Paradise Solar	West Deptford, NJ	Northeast	1	Solar PV	5
Seabrook	Seabrook, NH	Northeast	1	Nuclear	1,100	(g)
Investment in joint venture	Various	Northeast	4	(h)	154
Total Merchant					4,897
TOTAL					18,303
______________________

(a)	Represents NEER's net ownership interest in plant capacity.

(b)	These generating facilities are encumbered by liens against their assets securing various financings.

(c)	NEER owns these wind facilities together with third-party investors with differential membership interests. See Note 1 - Sale of Differential Membership Interests.

(d)	Various financings are secured by the pledge of NEER's membership interests in the entities owning these wind facilities.

(e)	Excludes Central Iowa Power Cooperative and Corn Belt Power Cooperative's combined share of 30%.

(f)	Excludes six other energy-related partners' combined share of 16%. Also, see Note 6.

(g)	Excludes Massachusetts Municipal Wholesale Electric Company's, Taunton Municipal Lighting Plant's and Hudson Light & Power Department's combined share of 11.77%.

(h)	Represents plants with no more than 50% ownership using fuels such as natural gas and waste coal.

Transmission and Distribution

At December 31, 2013, FPL owned and operated 589 substations and the following electric transmission and distribution lines:

Nominal Voltage		Overhead Lines Circuit/Pole Miles		Trench and Submarine Cables Miles
500	kV	1,106	(a)	—
230	kV	3,127		25
138	kV	1,580		52
115	kV	757		—
69	kV	164		14
Total circuit miles		6,734		91
Less than 69 kV (pole miles)		42,327		25,322
______________________
(a)  Includes approximately 75 miles owned jointly with JEA.

At December 31, 2013, NEER owned and operated 154 substations and approximately 839 circuit miles of transmission lines ranging from 115 kV to 345 kV and NEET owned and operated 6 substations and approximately 624 circuit miles of 345 kV transmission lines.

Character of Ownership

Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  The majority of FPL's real property is held in fee and is free from other encumbrances, subject to minor exceptions which are not of a nature as to substantially impair the usefulness to FPL of such properties.  Some of FPL's electric lines are located on parcels of land which are not owned in fee by FPL but are covered by necessary consents of governmental authorities or rights obtained from owners of private property.  The majority of NEER's generating facilities and transmission assets are owned by NEER subsidiaries and a number of those facilities are encumbered by liens securing various financings.  Additionally, some of NEER's generating facilities and transmission lines are located on land leased from owners of private property.  NEET’s transmission assets are encumbered by liens securing financings and some of its transmission lines are located on land leased from owners of private property.  See Generating Facilities and Note 1 - Electric Plant, Depreciation and Amortization.

Item 3.  Legal Proceedings

NEE and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal proceedings that could have a material adverse effect on NEE or FPL, see Note 13 - Spain Solar Projects and - Legal Proceedings. Such descriptions are incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable
PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data.  All of FPL's common stock is owned by NEE.  NEE's common stock is traded on the New York Stock Exchange under the symbol "NEE."  The high and low sales prices for the common stock of NEE as reported in the consolidated transaction reporting system of the New York Stock Exchange and the cash dividends per share declared for each quarter during the past two years are as follows:

	2013			2012
Quarter	High	Low	Cash Dividends	High	Low	Cash Dividends
First	$77.79	$69.81	$0.66	$61.21	$58.57	$0.60
Second	$82.65	$74.78	$0.66	$68.96	$61.20	$0.60
Third	$88.39	$78.81	$0.66	$72.22	$65.95	$0.60
Fourth	$89.75	$78.97	$0.66	$72.21	$66.05	$0.60

The amount and timing of dividends payable on NEE's common stock are within the sole discretion of NEE's Board of Directors.  The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of NEE's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions, change in business mix and any other factors the Board of Directors deems relevant.  The ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries.  There are no restrictions in effect that currently limit FPL's ability to pay dividends to NEE.  In February 2014, NEE announced that it would increase its quarterly dividend on its common stock from $0.66 per share to $0.725 per share.  See Management's Discussion - Liquidity and Capital Resources - Covenants with respect to dividend restrictions and Note 10 - Common Stock Dividend Restrictions regarding dividends paid by FPL to NEE.

As of the close of business on January 31, 2014, there were 23,262 holders of record of NEE's common stock.

Issuer Purchases of Equity Securities.  Information regarding purchases made by NEE of its common stock during the three months ended December 31, 2013 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
10/1/2013 - 10/31/13	—	$—	—	13,274,748
11/1/2013 - 11/30/13	885	$88.57	—	13,274,748
12/1/2013 - 12/31/13	1,037	$84.15	—	13,274,748
Total	1,922	$86.19	—
______________________

(a)
Includes: (1) in November and December 2013, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (2011 LTIP) and the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP); and (2) in December 2013, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the former LTIP to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2013	2012	2011	2010	2009
SELECTED DATA OF NEE (millions, except per share amounts):
Operating revenues	$15,136	$14,256	$15,341	$15,317	$15,643
Income from continuing operations(a)	$1,720	$1,911	$1,923	$1,957	$1,615
Net income(a)(b)	$1,908	$1,911	$1,923	$1,957	$1,615
Earnings per share of common stock - basic:
Continuing operations(a)	$4.06	$4.59	$4.62	$4.77	$3.99
Net income(a)(b)	$4.50	$4.59	$4.62	$4.77	$3.99
Earnings per share of common stock - assuming dilution:
Continuing operations(a)	$4.03	$4.56	$4.59	$4.74	$3.97
Net income(a)(b)	$4.47	$4.56	$4.59	$4.74	$3.97
Dividends paid per share of common stock	$2.64	$2.40	$2.20	$2.00	$1.89
Total assets(c)	$69,306	$64,439	$57,188	$52,994	$48,458
Long-term debt, excluding current maturities	$23,969	$23,177	$20,810	$18,013	$16,300
SELECTED DATA OF FPL (millions):
Operating revenues	$10,445	$10,114	$10,613	$10,485	$11,491
Net income	$1,349	$1,240	$1,068	$945	$831
Total assets	$36,488	$34,853	$31,816	$28,698	$26,812
Long-term debt, excluding current maturities	$8,473	$8,329	$7,483	$6,682	$5,794
Energy sales (kWh)	107,643	105,109	106,662	107,978	105,414
Energy sales:
Residential	50.1%	50.8%	51.2%	52.2%	51.2%
Commercial	42.1	43.0	42.2	41.3	42.7
Industrial	2.7	2.9	2.9	2.9	3.1
Interchange power sales	2.3	0.7	0.9	0.8	1.4
Other(d)	2.8	2.6	2.8	2.8	1.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%
Approximate 60-minute peak load (MW):(e)
Summer season	21,576	21,440	21,619	22,256	22,351
Winter season	17,500	16,025	17,934	21,153	24,346
Average number of customer accounts (thousands):
Residential	4,097	4,052	4,027	4,004	3,984
Commercial	517	512	508	504	501
Industrial	10	9	9	9	10
Other	3	3	3	3	4
Total	4,627	4,576	4,547	4,520	4,499
Average price billed to customers (cents per kWh)	9.47	9.51	9.83	9.34	11.19
______________________

(a)
Includes net unrealized mark-to-market after-tax gains (losses) associated with non-qualifying hedges of approximately $(53) million, $(34) million, $190 million, $175 million and $(20) million and OTTI after-tax income (losses), net of OTTI reversals of $1 million, $31 million, $(6) million, $4 million and $(13) million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.  Additionally, 2013 includes, on an after-tax basis, impairment and other related charges related to the Spain Solar projects of approximately $342 million (see Note 4 - Nonrecurring Fair Value Measurements) and an operating loss of the Spain solar projects of $4 million.  Also, 2011 includes an after-tax loss on the sale of natural gas-fired generating assets of approximately $98 million.  See Note 4 - Nonrecurring Fair Value Measurements.

(b)	2013 includes an after-tax net gain from discontinued operations of $188 million. See Note 6.

(c)	2012 includes assets held for sale of approximately $335 million. See Note 6.

(d)	Includes the net change in unbilled sales.

(e)	Winter season includes November and December of the current year and January to March of the following year (for 2013, through February 21, 2014).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves approximately 4.7 million customer accounts in Florida and is one of the largest rate-regulated electric utilities in the U.S., and NEER, which together with affiliated entities is the largest generator in North America of renewable energy from the wind and sun.  The table below presents NEE’s net income (loss) and earnings (loss) per share by reportable segment - FPL, NEER and Corporate and Other, which is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as other income and expense items, including interest expense, income taxes and eliminating entries (see Note 14 for additional segment information, including reported results from continuing operations).  The following discussions should be read in conjunction with the Notes to the Consolidated Financial Statements contained herein and all comparisons are with the corresponding items in the prior year.

	Net Income (Loss)			Earnings (Loss) Per Share, assuming dilution
	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
	(millions)
FPL	$1,349	$1,240	$1,068	$3.16	$2.96	$2.55
NEER(a)	556	687	774	1.30	1.64	1.85
Corporate and Other	3	(16)	81	0.01	(0.04)	0.19
NEE	$1,908	$1,911	$1,923	$4.47	$4.56	$4.59
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

For the five years ended December 31, 2013, NEE delivered a total shareholder return of approximately 105%, below the S&P 500’s 128% return, but well above the S&P 500 Utilities' 62% return and the Dow Jones U.S. Electricity's 53% return.  The historical stock performance of NEE's common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

NextEra Energy, Inc.
S&P 500
S&P Utilities
Dow Jones US Electricity
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13

	12/08	12/09	12/10	12/11	12/12	12/13
NextEra Energy, Inc.	100.00	108.76	111.38	135.73	160.04	204.83
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P Utilities	100.00	111.91	118.02	141.52	143.35	162.29
Dow Jones US Electricity	100.00	109.28	115.00	135.39	136.77	152.73

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2014 Dow Jones & Co. All rights reserved.

Adjusted Earnings

NEE prepares its financial statements under GAAP.  However, management uses earnings excluding certain items (adjusted earnings), a non-GAAP financial measure, internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as an input in determining performance-based compensation under NEE’s employee incentive compensation plans.  NEE also uses adjusted earnings when communicating its financial results and earnings outlook to investors.  NEE’s management believes adjusted earnings provides a more meaningful representation of the company’s fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income under GAAP, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.  Adjusted earnings do not represent a substitute for net income, as prepared under GAAP.

Adjusted earnings exclude the unrealized mark-to-market effect of non-qualifying hedges (as described below) and OTTI losses on securities held in NEER’s nuclear decommissioning funds, net of the reversal of previously recognized OTTI losses on securities sold and losses on securities where price recovery was deemed unlikely (collectively, OTTI reversals).  However, other adjustments may be made from time to time with the intent to provide more meaningful and comparable results of ongoing operations.

NEE and NEER segregate into two categories unrealized mark-to-market gains and losses on derivative transactions.  The first category, referred to as non-qualifying hedges, represents certain energy derivative transactions, and, beginning in 2013, certain interest rate derivative transactions entered into as economic hedges, which do not meet the requirements for hedge accounting, or for which hedge accounting treatment is not elected or has been discontinued.  Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility because the economic offset to the positions are not marked to market.  As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions.  For example, a gain (loss) in the non-qualifying hedge category for certain energy derivatives is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP.  For this reason, NEE's management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance.  The second category, referred to as trading activities, which is included in adjusted earnings, represents the net unrealized effect of actively traded positions entered into to take advantage of expected market price movements and all other commodity hedging activities.  At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause.  See Note 3.

In 2011, subsidiaries of NEER completed the sales of their ownership interests in five natural gas-fired generating plants with a total generating capacity of approximately 2,700 MW located in California, Virginia, Alabama, South Carolina and Rhode Island.  In connection with these sales, a loss of approximately $151 million ($98 million total after-tax with $92 million of this loss recorded by NEER) was recorded in NEE's consolidated statements of income, which was excluded from adjusted earnings.  See Note 4 - Nonrecurring Fair Value Measurements.

In 2013, an after-tax net gain from discontinued operations of $188 million ($175 million recorded at NEER and $13 million recorded at Corporate and Other) was recorded in NEE's consolidated statements of income.  The after-tax net gain from discontinued operations consisted of $231 million related to the 2013 sale of the ownership interest in a portfolio of hydropower generation plants and related assets located in Maine and New Hampshire, partly offset by a $43 million write down associated with the plan to sell ownership interests in oil-fired generating plants located in Maine.  The operations of these projects were not material to NEE's consolidated statements of income for 2013, 2012 and 2011.  See Note 6.  Also in 2013, NEER recorded an impairment of $300 million and other related charges ($342 million after-tax) related to the Spain solar projects in NEE's consolidated statements of income.  See Note 4 - Nonrecurring Fair Value Measurements and Note 13 - Spain Solar Projects.  In order to make period to period comparisons more meaningful, in 2013 adjusted earnings also exclude the after-tax net gain from discontinued operations, the after-tax charges associated with the impairment of the Spain solar projects and, beginning in the third quarter of 2013, the after-tax operating results associated with the Spain solar projects.

The following table provides details of the adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Years Ended December 31,
	2013	2012	2011
		(millions)
Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity(a)	$(53)	$(34)	$190
Income (loss) from OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals	$1	$31	$(6)
After-tax loss on sale of natural gas-fired generating assets(b)	$—	$—	$(98)
After-tax net gain from discontinued operations(c)	$188	$—	$—
After-tax charges recorded by NEER associated with the impairment of the Spain solar projects	$(342)	$—	$—
After-tax operating loss of NEER's Spain solar projects	$(4)	$—	$—
______________________

(a)	For 2013, 2012 and 2011, $54 million of losses, $37 million of losses and $193 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

(b)	$92 million of the loss is included in NEER's net income; the balance is included in Corporate and Other.

(c)	$175 million of the gain is included in NEER's net income; the balance is included in Corporate and Other.

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

2013 Summary

NEE's net income for 2013 was lower than 2012 by $3 million, or 9 cents per share, primarily due to lower results at NEER, partly offset by higher results at FPL.  The decline in earnings per share, assuming dilution, also reflects additional shares outstanding.

During 2013, NEE and its subsidiaries commenced an enterprise-wide initiative focused mainly on improving productivity and reducing O&M expenses (cost savings initiative), and management expects to continue those efforts over the near term.  The transition costs associated with the cost savings initiative recorded by NEE in 2013 amounted to approximately $72 million ($44 million after-tax), of which $32 million of such after-tax costs were recorded by FPL and $12 million by NEER.

FPL's increase in net income in 2013 was primarily driven by continued investments in plant in service while earning a 10.96% regulatory ROE on its retail rate base.  In 2013, FPL began operating under the 2012 rate agreement which increased revenues and cash flows without a material change in the earned regulatory ROE.  FPL completed the final stage of its generation uprate project at Turkey Point Unit No. 4, completed the installation of approximately 4.5 million smart meters and placed in service the approximately 1,210 MW natural gas-fired combined-cycle Cape Canaveral power plant. The FPSC approved 25-year natural gas transportation agreements, pending completion of pipeline construction by Sabal Trail and Florida Southeast Connection (see below).  In 2013, FPL maintained a typical residential 1,000 kWh bill that was the lowest among reporting electric utilities within Florida and 28% below the national average based on a rate per kWh as of July 2013.

NEER's results decreased in 2013 primarily due to the $342 million of after-tax charges associated with the impairment of the Spain solar projects, partly offset by the $175 million net after-tax gain from discontinued operations and higher results from new investments.  In 2013, NEER added approximately 374 MW of wind capacity in the U.S. and Canada and 280 MW of solar capacity in the U.S., and increased its backlog of contracted renewable development projects.

Corporate and Other's results in 2013 improved primarily due to higher results from NEET and higher investment gains, partly offset by higher interest expense.  In 2013, Lone Star achieved full commercial operation of approximately 330 miles of new transmission lines and associated transmission facilities in Texas.  Sabal Trail and Florida Southeast Connection were selected to build, own and operate pipelines that would supply natural gas to FPL. The natural gas pipeline system is subject to certain conditions, including FERC approval.  A FERC decision is expected in 2015.

NEE and its subsidiaries, including FPL, require funds to support and grow their businesses.  These funds are primarily provided by cash flow from operations, short- and long-term borrowings and proceeds from the sale of differential membership interests and, from time to time, issuance of equity securities.  As of December 31, 2013, NEE's total net available liquidity was approximately $6.7 billion, of which FPL's portion was approximately $3.0 billion.

Outlook

FPL's 2012 rate agreement continues to provide, among other things, a high degree of base rate predictability through December 2016, including allowances for rate increases when the modernized Cape Canaveral, Riviera Beach and Port Everglades power plants are placed in service, and permits FPL to record reserve amortization up to $400 million over the 2013 to 2016 period (see Item 1. Business - FPL - FPL Regulation - FPL Rate Regulation - Base Rates - Rates Effective January 1, 2013 - December 31,

2016).  FPL's allowed regulatory ROE over this period is 10.50%, with a range of plus or minus 100 basis points.  In 2013, FPL amortized $155 million of the reserve and the Cape Canaveral power plant was placed in service in April 2013. FPL expects that the use of reserve amortization in 2013 will be more than in any of the remaining years of the 2012 rate agreement.

NEE's strategy at both of its principal businesses seeks to meet customer needs more economically and reliably than competitors.  Meeting customer needs frequently requires the commitment of large capital expenditures to projects that have long lives and such commitments are difficult to reverse once made.  Subsidiaries of NEE have made commitments to a variety of major capital projects that are expected to be completed over the next several years.  While NEE management believes that these projects individually and collectively are attractive investments with the potential to create value for shareholders, there can be no guarantee that all or any of these projects will be successful.  Because of their importance, management focuses particular attention on these large projects.

In 2014, NEE expects to focus efforts in particular on the following initiatives:

At FPL:

•
Sustaining FPL's customer value proposition:  The combination of low bills, good reliability and excellent customer service that FPL currently provides its customers is both an objective of FPL's strategy and an important contributor to its long-term business success.  FPL seeks to, at a minimum, maintain and ideally improve its overall customer value proposition.

•
Major capital projects:  FPL is currently engaged in a large capital expansion program and its objective is to bring these projects in on schedule and within budget.  This program includes modernizing its Riviera Beach and Port Everglades power plants to high-efficiency natural gas-fired units (approximately 1,200 MW at Riviera Beach and 1,240 MW at Port Everglades) to be placed in service in the second quarter of 2014 and mid-2016, respectively.

•	Storm hardening and reliability: FPL plans to continue to invest in storm hardening and reliability efforts.

At NEER:

•
Maintaining excellence in day-to-day operations:  NEER has developed a track record of generally running its facilities reliably and cost-effectively.  The company seeks to, at a minimum, maintain and ideally improve its operating performance.

•
Solar:  Add approximately 805 MW of new solar generation during 2014 through 2016, including a 20 MW solar PV project completed in January 2014, the 125 MW to complete the Genesis solar project in California, the 120 MW to complete NEER's portion of the Desert Sunlight solar PV project in California, the 250 MW McCoy solar PV project in California and the pending acquisition of development rights for a 250 MW solar PV project in Nevada which is expected to close in March 2014 and complete construction in 2016.

•
Wind:  Add approximately 600 MW of new Canadian wind generation and 2,000 to 2,500 MW of new U.S. wind generation during 2013 through 2015, of which 125 MW and 250 MW was placed in service in 2013 in Canada and the U.S., respectively.

•	Nuclear: Complete the four planned nuclear refueling outages in 2014.

At Sabal Trail and Florida Southeast Connection: Continue to pursue FERC approval to build, own and operate the northern and southern portions of the natural gas pipeline system.

In addition, NEE and FPL devote effort to numerous other initiatives designed to support their long-term growth and development.  There can be no guarantees that NEE or FPL will be successful in attaining their goals with respect to any of these initiatives.

For additional information on certain of the above matters, see Item 1. Business.

RESULTS OF OPERATIONS

NEE’s net income for 2013 was $1.91 billion, compared to $1.91 billion in 2012 and $1.92 billion in 2011. In 2013, net income was unfavorably affected by lower results at NEER offset by higher results at FPL and Corporate and Other.  The decrease in NEE’s 2012 net income was primarily due to the absence of certain income tax benefits at Corporate and Other recorded in 2011 and lower results at NEER, partly offset by improved results at FPL.

NEE's effective income tax rate for all periods presented reflects PTCs for wind projects at NEER and deferred income tax benefits associated with convertible ITCs under the American Recovery and Reinvestment Act of 2009, as amended (Recovery Act).  PTCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income.  The amount of PTCs recognized can be significantly affected by wind generation and by the roll off of PTCs on certain wind projects after ten years of production (PTC roll off).  In addition, NEE's effective income tax rate for 2013 was unfavorably affected by the establishment of a full valuation allowance on the deferred tax assets associated with the Spain solar projects.  See Note 1 - Income Taxes, Note 1 - Sale of Differential Membership Interests, Note 4 - Nonrecurring Fair Value Measurements and Note 5.  Also see Item 1. Business - NEER - Generation and Other Operations - NEER Fuel/Technology Mix - Policy Incentives for Renewable Energy Projects, for a discussion of the Taxpayer Relief Act.

FPL:  Results of Operations

FPL obtains its operating revenues primarily from the sale of electricity to retail customers at rates established by the FPSC through base rates and cost recovery clause mechanisms. FPL’s net income for 2013, 2012 and 2011 was $1,349 million, $1,240 million and $1,068 million, respectively, representing an increase in 2013 of $109 million and an increase in 2012 of $172 million.

The use of reserve amortization in 2013 is permitted by the 2012 rate agreement and, for 2012 and 2011, the 2010 rate agreement, subject to limitations provided in the rate agreements.  See Item 1. Business - FPL - FPL Regulation - FPL Rate Regulation - Base Rates for additional information on the 2012 and 2010 rate agreements.  In order to earn a targeted regulatory ROE in each reporting period under the 2012 and 2010 rate agreements, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses.  In general, the net impact of these income statement line items is adjusted, in part, by reserve amortization to earn a targeted regulatory ROE.  In certain periods, reserve amortization must be reversed so as not to exceed the targeted regulatory ROE.  The drivers of FPL's net income not reflected in the reserve amortization calculation include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and costs not allowed to be recovered by the FPSC.  During 2013, 2012 and 2011, FPL recorded reserve amortization of $155 million, $480 million and $187 million, respectively.

FPL's regulatory ROE for 2013 was 10.96%, compared to 11.0% in 2012 and 2011.  The 2013 regulatory ROE of 10.96% reflects approximately $32 million of after-tax charges associated with the cost savings initiative (see 2013 Summary above).  These charges were not offset by additional reserve amortization.  Excluding the impact of these charges, FPL's regulatory ROE for 2013 would have been approximately 11.25%.  In 2013 and 2012, the growth in earnings for FPL was primarily driven by:

•
higher earnings on investment in plant in service of approximately $175 million and $99 million, respectively.  Average investment in plant in service grew FPL's retail rate base in 2013 and 2012 by approximately $3.4 billion and $2.1 billion, respectively, reflecting, among other things, the generation power uprates at FPL's nuclear units, ongoing transmission and distribution additions and, for 2013, the modernized Cape Canaveral power plant,

•	higher AFUDC - equity of $3 million and $17 million, respectively, and

•	in 2012, higher cost recovery clause results of $52 million, partly offset, in 2013, by,

•
lower cost recovery clause results of $45 million primarily due to the transfer of new nuclear capacity to retail rate base as discussed below under Retail Base, Cost Recovery Clauses and Interest Expense, and

•	the $32 million of after-tax charges associated with the cost savings initiative.

FPL's operating revenues consisted of the following:

	Years Ended December 31,
	2013	2012	2011
		(millions)
Retail base	$4,951	$4,246	$4,217
Fuel cost recovery	3,334	3,815	4,416
Net deferral of retail fuel revenues	—	(44)	—
Net recognition of previously deferred retail fuel revenues	44	—	—
Other cost recovery clauses and pass-through costs, net of any deferrals	1,837	1,858	1,751
Other, primarily wholesale and transmission sales, customer-related fees and pole attachment rentals	279	239	229
Total	$10,445	$10,114	$10,613

Retail Base

FPSC Rate Orders
In 2013, FPL’s retail base revenues benefited from the 2012 rate agreement as retail base rates and charges were designed to increase approximately $350 million on an annualized basis, as well as a $164 million annualized retail base rate increase associated with the Cape Canaveral power plant, which was placed in service in April 2013.  The 2012 rate agreement:

•	remains in effect until December 2016,

•	establishes FPL's allowed regulatory ROE at 10.50%, with a range of plus or minus 100 basis points, and

•
allows for additional retail base rate increases as the modernized Riviera Beach and Port Everglades projects become operational (which is expected in the second quarter of 2014 and mid-2016, respectively).

In 2012 and 2011, FPL's retail base revenues were impacted by the 2010 rate agreement.  See Item 1. Business - FPL - FPL Regulation - FPL Rate Regulation - Base Rates for additional information on the 2012 and 2010 rate agreements.

Included in retail base revenues for 2013 and 2012 were approximately $302 million and $11 million, respectively, of additional revenues associated with new retail base rates under the 2012 rate agreement and, for 2013, $129 million of additional retail base revenues related to the Cape Canaveral power plant which was placed in service in April 2013.  FPL collected in 2012 approximately $52 million of additional retail base revenues related to the placement in service of WCEC Unit No. 3 in May 2011, as permitted by the 2010 rate agreement.  Additional retail base revenues of approximately $233 million and $29 million were recorded in 2013 and 2012, respectively, primarily related to new nuclear capacity which was placed in service in 2012 and 2011, respectively, as permitted by the FPSC's nuclear cost recovery rule.  In 2014, FPL expects to collect approximately $113 million of additional base revenues, of which $4 million was recorded in 2013 as unbilled revenues, related to new nuclear capacity of approximately 125 MW which was placed in service in 2013.  See Cost Recovery Clauses below for discussion of the nuclear cost recovery rule.

In September 2013, the Florida Supreme Court heard oral argument on the OPC's appeal of the FPSC's final order regarding the 2012 rate agreement.  A ruling by the Florida Supreme Court is pending.

Retail Customer Usage and Growth

A portion of the increase in the average number of customer accounts of 1.1% in 2013 can be attributed to the remote disconnection of inactive meters (meters at premises where electric service is available but no customer is requesting service) through the use of smart meters and the subsequent establishment of valid customer accounts (reactivated customers).  Generally these reactivated customers were lower than average usage customers and, accordingly, did not increase revenues proportionally. The 1.1% increase in the average number of customer accounts increased retail base revenues by approximately $27 million.
In 2013, although FPL experienced a 0.2% decrease in average usage per retail customer, the effect was to increase retail base revenues, after adjusting for the reactivated customers, by approximately $10 million, reflecting an improved economy and weather conditions, partly offset by increased efficiency measures and one less day of sales in 2013, as 2012 was a leap year.  In 2012, FPL experienced a 2.0% decrease in average usage per retail customer and the average number of customer accounts increased 0.6%, which collectively decreased retail base revenues by approximately $63 million. The decrease in average usage per retail customer was primarily due to weather conditions and the absence of three extra days of sales that occurred in 2011 for a change from a fiscal month to a calendar month, partly offset by higher non-weather related usage per retail customer. Non-weather related usage per retail customer increased in 2013 and 2012 mirroring the continued gradual improvements in the Florida economy.
FPL has now experienced four consecutive years of moderately positive growth in the average number of customer accounts and expects a continuation of this trend in 2014, assuming no significant decline in the overall state of Florida's economy and excluding any impact from reactivated customers.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs.  Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to nuclear capacity, solar and environmental projects.  In 2013, 2012 and 2011, cost recovery clauses contributed $115 million, $160 million and $108 million, respectively, to FPL’s net income.  The decrease in 2013 in cost recovery clause results is primarily due to the collection in 2013 of retail base revenues related to new nuclear capacity which was placed in service in 2012 (see Retail Base above), while the increase in 2012 reflects the return on additional nuclear capacity investments prior to recovery through retail base rates (see nuclear cost recovery rule discussion below). In 2014, there will be minimal contributions to net income from the nuclear cost recovery rule as all nuclear uprate costs have been placed in service and are now collected through base rates. Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service and is recovered in base rates, pre-construction costs associated with the development of two additional nuclear units at the Turkey Point site and changes in energy sales.  Capacity charges are included in fuel, purchased power and interchange and franchise fee costs are included in taxes other than income taxes and other in the consolidated statements of income.  Underrecovery or overrecovery of cost recovery clause and other pass-through costs can significantly affect NEE's and FPL's operating cash flows.  The change from December 31, 2012 to December 31, 2013 in deferred clause and franchise expenses and in deferred clause and franchise revenues was approximately $166 million and negatively affected NEE’s and FPL’s cash flows from operating activities in 2013.

The decrease in fuel cost recovery revenues in 2013 is primarily due to a lower average fuel factor, partly offset by gas sales associated with an incentive mechanism allowed under the 2012 rate agreement (incentive gas sales) and higher interchange power sales (collectively, approximately $200 million).  The decrease in fuel cost recovery revenues in 2012 is primarily due to a lower average fuel factor of approximately $558 million and lower energy sales of $43 million.

The change in revenues from other cost recovery clauses and pass-through costs in 2013 and 2012 reflects higher revenues in 2012 associated with the FPSC’s nuclear cost recovery rule reflective of higher earnings on additional nuclear capacity investments and the shift, in 2013, to the collection of nuclear capacity recovery through retail base revenues (see Retail Base above). The nuclear cost recovery rule provides for the recovery of prudently incurred pre-construction costs and carrying charges (equal to the pretax AFUDC rate) on construction costs and a return on investment for new nuclear capacity through levelized charges under the capacity clause.  The same rule provides for the recovery of construction costs, once property related to the new nuclear capacity goes into service, through a retail base rate increase effective beginning the following January.

Other

The increase in other revenues is primarily due to an increase in customer-related fees associated with the 2012 rate agreement. FPL expects revenues from wholesale sales to increase approximately $100 million in 2014 primarily due an increase in contracted load served under existing wholesale contracts.

Other Items Impacting FPL's Consolidated Statements of Income

Fuel, Purchased Power and Interchange
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Years Ended December 31,
	2013	2012	2011
		(millions)
Fuel and energy charges during the period	$3,519	$3,657	$4,237
Net deferral of retail fuel costs	(148)	—	—
Net recognition of previously deferred retail fuel costs	—	103	159
Other, primarily capacity charges, net of any capacity deferral	554	505	581
Total	$3,925	$4,265	$4,977

The decrease in fuel and energy charges in 2013 was primarily due to lower fuel and energy prices of approximately $306 million, reflecting additional nuclear generation in 2013, which has a lower fuel cost, partly offset by gas purchased for incentive gas sales of $88 million and higher energy sales of $80 million.  The additional nuclear generation in 2013 was primarily due to increased capacity of the nuclear units as a result of the nuclear uprate project and higher nuclear production reflecting lower outage duration in 2013.  The decrease in fuel and energy charges in 2012 reflects lower fuel and energy prices of $526 million and lower energy sales of $54 million.

O&M Expenses
FPL's O&M expenses decreased $74 million in 2013, reflecting lower cost recovery clause costs, which are essentially pass-through costs, of approximately $54 million, the absence of nuclear outage costs incurred during an outage in the prior year and company-wide reductions in O&M expenses, partly offset by $52 million of transition costs associated with the cost savings initiative.  The ideas generated from the cost savings initiative are expected to keep FPL's O&M expenses recovered through base rates flat through 2016 as compared to 2012.  FPL's O&M expenses increased $74 million in 2012 primarily due to higher employee-related and insurance costs, higher fossil plant outage costs primarily due to outage timing and higher cost recovery clause costs of approximately $21 million.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Years Ended December 31,
	2013	2012	2011
		(millions)
Reserve amortization recorded under the 2012 and 2010 rate agreements	$(155)	$(480)	$(187)
Other depreciation and amortization recovered under base rates	1,105	1,013	944
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	209	126	41
Total	$1,159	$659	$798

The reserve amortization recorded in 2013 was lower than amortization recorded in the prior year primarily due to additional base revenues collected in 2013 associated with new retail base rates under the 2012 rate agreement.  At December 31, 2013 approximately $245 million of the reserve remains available for future amortization over the term of the 2012 rate agreement.  Beginning in 2013, reserve amortization is recorded as a reduction of regulatory liabilities - accrued asset removal costs on the consolidated balance sheets. Reserve amortization in 2013 did not offset the charges associated with the cost savings initiative.  The increase in other depreciation and amortization expense recovered under base rates for 2013 and 2012 is primarily due to higher plant in service balances.  The increase in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization in 2013 and 2012 is primarily due to recoveries of prior year investment under the

FPSC's nuclear cost recovery rule and higher plant in service balances associated with environmental projects under the environmental clause.

Taxes Other Than Income Taxes and Other
Taxes other than income taxes and other increased $63 million in 2013 primarily due to higher property taxes, reflecting growth in plant in service balances, and higher payroll taxes.  The decrease of $3 million in 2012 was primarily due to lower franchise fees and revenue taxes (collectively, approximately $31 million), both of which are pass-through costs and reflect the decrease in fuel cost recovery clause revenues, partly offset by higher property taxes of $28 million reflecting growth in plant in service balances.

Interest Expense
The decrease in interest expense in 2013 is primarily due to lower average interest rates and higher AFUDC - debt, partly offset by higher average debt balances. The increase in interest expense in 2012 is primarily due to higher average debt balances, partly offset by lower average interest rates, lower interest expense on customer deposits reflecting lower rates and lower average customer deposit balances and higher AFUDC - debt.  The change in AFUDC - debt is due to the same factors as described below in AFUDC - Equity. Interest expense on storm-recovery bonds, as well as certain other interest expense on clause-recoverable investments (collectively, clause interest), are essentially pass-through amounts and do not significantly affect net income, as the clause interest is recovered either under cost recovery clause mechanisms or through a storm-recovery bond surcharge.  Clause interest for 2013, 2012 and 2011 amounted to approximately $58 million, $81 million and $65 million, respectively. The change in revenues from other cost recovery clauses and pass-through costs in 2013 and 2012 reflects higher interest in 2012 associated with additional nuclear capacity investments and the shift in 2013 of nuclear capacity recovery through retail base revenues (see Retail Base and Cost Recovery Clauses above).

AFUDC - Equity
The increase in AFUDC - equity in 2013 is primarily due to additional AFUDC - equity recorded on construction expenditures associated with the Riviera Beach and Port Everglades modernization projects, partly offset by lower AFUDC - equity associated with the Cape Canaveral power plant which was placed in service in April 2013.  The increase in AFUDC - equity in 2012 is primarily due to additional AFUDC - equity on the Cape Canaveral and Riviera Beach modernization projects, partly offset by the absence of AFUDC - equity on WCEC Unit No. 3, which was placed in service in May 2011.

NEER: Results of Operations

NEER owns, develops, constructs, manages and operates electric generating facilities in wholesale energy markets primarily in the U.S. and Canada. NEER’s net income for 2013, 2012 and 2011 was $556 million, $687 million and $774 million, respectively, resulting in a decrease in 2013 of $131 million and a decrease in 2012 of $87 million.  The primary drivers, on an after-tax basis, of these decreases are in the following table.  The 99.8 MW associated with the Spain solar projects and the related operating results are not included in the new investments data below.

	Increase (Decrease) From Prior Period
	Years Ended December 31,
	2013	2012
	(millions)
New investments(a)	$132	$91
Existing assets(a)	(13)	(178)
Gas infrastructure(b)	17	24
Customer supply and proprietary power and gas trading(b)	(4)	44
Asset sales and restructuring activities	(12)	20
2011 impairment charges associated with certain wind and oil-fired generation assets(c)	—	31
Interest expense, differential membership costs and other	(33)	(18)
Change in unrealized mark-to-market non-qualifying hedge activity(d)(e)	(17)	(230)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(e)	(30)	37
Loss on sale of natural gas-fired generating assets(f)	—	92
Net gain on discontinued operations(g)	175	—
Charges associated with the impairment of the Spain solar projects(f)	(342)	—
Operating loss of the Spain solar projects(f)	(4)	—
Net income decrease	$(131)	$(87)
______________________

(a)
Includes PTCs and state ITCs on wind projects and, for new investments, deferred income tax and other benefits associated with convertible ITCs (see Note 1 -Electric Plant, Depreciation and Amortization, Note 1 - Income Taxes, Note 1 - Sale of Differential Membership Interests and Note 5) but excludes allocation of interest expense or corporate general and administrative expenses.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	Excludes allocation of interest expense and corporate general and administrative expenses.

(c)	See Note 4 - Nonrecurring Fair Value Measurements.

(d)	See Note 3 and Overview - Adjusted Earnings related to derivative instruments.

(e)	See table in Overview - Adjusted Earnings for additional detail.

(f)	See Note 4 - Nonrecurring Fair Value Measurements and Overview - Adjusted Earnings for additional information.

(g)	See Note 6 and Overview - Adjusted Earnings for additional information.

New Investments

In 2013, results from new investments increased primarily due to:

•	the addition of approximately 1,897 MW of wind generation during or after 2012, and

•	higher deferred income tax and other benefits associated with convertible ITCs of $18 million, partly offset by,

•	lower state ITCs of $8 million.

In 2012, results from new investments increased primarily due to:

•	the addition of approximately 1,899 MW of wind and 45 MW of solar generation during or after 2011,

•	higher deferred income tax and other benefits associated with convertible ITCs of $16 million, and

•	higher state ITCs of $10 million.

Existing Assets

In 2013, results from NEER's existing asset portfolio decreased primarily due to:

•	lower wind generation of approximately $26 million,

•	PTC roll off of $26 million, and

•	lower results of $25 million due to the absence of the hydro assets which were sold in the first quarter of 2013, partly offset by,

•	increased generation at Seabrook, primarily due to the absence of a 2012 reduction in capacity, as well as lower operating costs at that facility,

•	improved results of $16 million at Duane Arnold, primarily due to the absence of a 2012 refueling outage and favorable pricing, and

•	improved results of $11 million in the ERCOT region, primarily due to the absence of outages that occurred in 2012 at the natural gas facilities, and favorable market conditions.

In 2012, results from NEER's existing asset portfolio decreased due to:

•	Lower wind results of approximately $86 million primarily due to:

•	PTC roll off of $37 million,

•	the absence of $33 million of income tax benefits related to a valuation allowance reversal for certain state ITCs recorded in 2011, and

•	the balance primarily attributable to a lower wind resource, partly offset by certain state tax benefits.

•	Lower merchant results of approximately $59 million primarily due to:

•	lower results at Seabrook of $23 million primarily due to lower priced hedges,

•	lower results of $22 million in the ERCOT region, primarily due to market conditions as the prior year benefited from high market prices in August 2011, and higher O&M expenses and

•	lower hydro results of $13 million primarily due to lower priced hedges and a lower water resource.

•	Lower contracted results of approximately $33 million primarily due to:

•	the absence of earnings of $39 million from the natural gas-fired generating plants which were sold in the fourth quarter of 2011, and

•
lower results of $19 million related to the expiration of power sales agreements at certain joint venture projects, which is reflected in equity in earnings of equity method investees in NEE's consolidated statements of income, partly offset by,

•
higher results of $25 million at Point Beach primarily due to the absence of a planned outage which occurred in the prior year and the addition of 167 MW of capacity, approximately one-half of which was completed in June 2011 and the other half of which was completed in December 2011, partly offset by higher O&M and depreciation expenses.

Gas Infrastructure

The increase in gas infrastructure results in 2013 is primarily due to income from additional production in 2013, partly offset by the absence of gains recorded in 2012 from exiting the hedged positions on a number of future gas production opportunities.  The increase in gas infrastructure results in 2012 is primarily due to income from additional production, partly offset by lower gains from exiting the hedged positions on a number of future gas production opportunities.

Customer Supply and Proprietary Power and Gas Trading

Results from customer supply and proprietary power and gas trading decreased in 2013 primarily due to lower results in the customer supply business reflecting lower margins and mild weather conditions, partly offset by higher power and gas trading results.  In 2012, results from customer supply and proprietary power and gas trading increased primarily due to improved market conditions, favorable weather and the absence of certain losses incurred in the prior year.

Asset Sales and Restructuring Activities

Asset sales and restructuring activities in 2013 primarily include an after-tax gain of approximately $8 million on the sale of a portfolio of wind projects with net generating capacity totaling 223 MW.  Asset sales and restructuring activities in 2012 primarily include an after-tax gain of approximately $8 million on the sale of a 30 MW wind project, an after-tax gain of $6 million on the sale of solar development rights and a $5 million after-tax gain related to an investment previously accounted for under the equity method in which NEER obtained a controlling interest (controlling interest gain).

2011 Impairment Charges Associated with Certain Wind and Oil-Fired Generation Assets

In 2011, NEER recorded impairment charges primarily to write down the value of certain wind and oil-fired generation assets deemed to be unrecoverable.  As a result of a fair value analysis, long-lived assets held and used with a carrying amount of approximately $79 million were written down to their fair value of $28 million, resulting in an impairment charge of $51 million or $31 million after-tax.  See Note 4 - Nonrecurring Fair Value Measurements.

Interest Expense, Differential Membership Costs and Other

In 2013, interest expense, differential membership costs and other reflects higher borrowing and other costs to support the growth of the business and transition costs associated with the cost savings initiative (approximately $12 million after-tax), partly offset by lower average interest rates and favorable income tax benefits. In 2012, interest expense, differential membership costs and other reflects higher employee-related costs and higher borrowing costs to support the growth of the business substantially offset by lower average interest rates and the absence of interest expense on debt associated with the natural gas-fired generating plants sold in the fourth quarter of 2011.

Other Factors

Supplemental to the primary drivers of the changes in net income discussed above, the discussion below describes changes in certain line items set forth in NEE's consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for 2013 increased $438 million primarily due to:

•
higher revenues in the New England Power Pool (NEPOOL) region primarily due to higher generation at Seabrook due to the absence of a 2012 reduction in capacity, higher gas infrastructure revenues and higher revenues in the ERCOT region primarily due to the absence of outages that occurred in 2012 at the natural gas facilities, offset in part by lower customer supply and proprietary power and gas trading revenues (collectively, $419 million), and

•	higher revenues from new investments of approximately $262 million, including $56 million associated with the Spain solar projects, partly offset by,

•	higher unrealized mark-to-market losses from non-qualifying hedges ($116 million in 2013 compared to $115 million of gains on such hedges in 2012).

Operating revenues for 2012 decreased $607 million primarily due to:

•	the absence of revenues of approximately $469 million associated with five natural gas-fired generating plants sold in the fourth quarter of 2011,

•	lower unrealized mark-to-market gains from non-qualifying hedges ($115 million in 2012 compared to $414 million in 2011), and

•	unfavorable market conditions in the ERCOT and NEPOOL regions and lower revenues at PMI (collectively, $215 million), partly offset by,

•	higher revenues from new investments and gas infrastructure (collectively, $228 million), and

•	higher revenues of $120 million at NEER's contracted nuclear facilities primarily due to the absence of a 2011 planned outage, the addition of capacity at Point Beach and favorable contract pricing.

Operating Expenses
Operating expenses for 2013 increased $706 million primarily due to:

•	an impairment charge of $300 million related to the Spain solar projects,

•
higher fuel expenses primarily in the NEPOOL and ERCOT regions and higher gas infrastructure operating expenses, offset in part by lower customer supply and proprietary power and gas trading fuel expense (collectively, $369 million),

•	higher operating expenses associated with new investments of approximately $149 million, including $42 million associated with the Spain solar projects, and

•	higher corporate operating expenses of approximately $68 million, partly offset by,

•	higher unrealized mark-to-market gains from non-qualifying hedges ($1 million in 2013 compared to $184 million of losses on such hedges in 2012).

Operating expenses for 2012 decreased $327 million primarily due to:

•	the absence of operating expenses of approximately $365 million associated with five natural gas-fired generating plants sold in the fourth quarter of 2011, and

•	the absence of the $51 million impairment charge recorded in 2011, partly offset by,

•	higher unrealized mark-to-market losses from non-qualifying hedges ($184 million in 2012 compared to $95 million in 2011).

Interest Expense
NEER’s interest expense for 2013 increased $54 million primarily due to higher average debt balances, partly offset by lower average interest rates.  NEER's interest expense in 2013 also includes approximately $23 million of additional interest expense associated with the Spain solar projects, primarily due to the absence of capitalized interest during half of the year as the project was placed in service in June 2013.  NEER’s interest expense for 2012 decreased $56 million primarily due to lower average interest rates and the absence of interest expense on debt associated with the natural gas-fired generating plants sold in the fourth quarter of 2011.

Benefits Associated with Differential Membership Interests - net
Benefits associated with differential membership interests - net in NEE's consolidated statements of income for all periods presented reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind project, net of associated costs.  See Note 1 - Sale of Differential Membership Interests.  For 2012 and 2011, benefits associated with differential membership interests - net also includes $13 million and $52 million, respectively, of benefits where the investors elected to receive the convertible ITCs related to the underlying wind project.

Gains on Disposal of Assets - net
Gains on disposal of assets - net in NEE’s consolidated statements of income for 2013, 2012 and 2011 primarily reflect gains on sales of securities held in NEER’s nuclear decommissioning funds and, for these respective periods, include approximately $14 million, $69 million and $25 million of OTTI reversals.  Gains on disposal of assets - net also reflect, in 2013, a pretax gain of approximately $14 million on the sale of a portfolio of wind assets with generation capacity totaling 223 MW, and in 2012, a pretax gain of $13 million on the sale of the 30 MW wind project and a pretax gain of $7 million related to the controlling interest gain.

Tax Credits, Benefits and Expenses
PTCs from NEER’s wind projects are reflected in NEER’s earnings.  PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes, and were approximately $209 million, $203 million and $271 million in 2013, 2012 and 2011, respectively.  In addition, NEE’s effective income tax rate for 2013, 2012 and 2011 was affected by deferred income tax benefits associated with convertible ITCs of $71 million, $44 million and $2 million, respectively.  NEE's effective income tax rate for 2013 was unfavorably affected by the establishment of a full valuation allowance on the deferred tax assets associated with the Spain solar projects.  See Note 5 and Overview - Adjusted Earnings for additional information.

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

	Years Ended December 31,
	2013	2012	2011
		(millions)
Interest expense, net of allocations to NEER	$(109)	$(90)	$(72)
Interest income	32	36	32
Federal and state income tax benefits	15	20	91
Other	65	18	30
Net income (loss)	$3	$(16)	$81

The increase in interest expense, net of allocations to NEER, in 2013 and 2012 reflects higher average debt balances and, in 2012, a lower allocation of interest costs to NEER, as NEER obtained additional project-specific financing, partly offset by lower average interest rates.  The federal and state income tax benefits reflect consolidating income tax adjustments and include the following items:

•	in 2013, a $13 million income tax benefit recorded as a net gain from discontinued operations, net of federal income taxes (see Overview - Adjusted Earnings),

•	in 2011, a state deferred income tax benefit of approximately $64 million, net of federal income taxes, related to state tax law changes,

•	in 2011, an income tax benefit of $41 million related to the dissolution of a subsidiary, and

•	in 2011, a $6 million expense associated with the loss on sale of natural gas-fired generating assets.

Other includes all other corporate income and expenses, as well as other business activities.  The increase in other in 2013 reflects higher results from NEET and higher after-tax investment gains of approximately $20 million.  Substantially all of the change in such investment gains, on a pretax basis, is reflected in other - net in NEE's consolidated statements of income. The decline in other in 2012 is primarily due to approximately $18 million of after-tax investment losses, including a $13 million after-tax impairment charge on an early stage technology investment, a $6 million after-tax loss on the redemption in 2012 of NEECH junior subordinated debentures, as well as other corporate costs, partly offset by higher results from other business activities.  The pretax amount of the impairment charge on the early stage technology investment and the loss on the redemption of NEECH junior subordinated debentures collectively amounted to approximately $30 million and is reflected in other - net in NEE's consolidated statements of income.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries, including FPL, require funds to support and grow their businesses. These funds are used for, among other things, working capital, capital expenditures, investments in or acquisitions of assets and businesses, payment of maturing debt obligations and, from time to time, redemption or repurchase of outstanding debt or equity securities.  It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance, from time to time, of short- and long-term debt and equity securities and proceeds from the sale of differential membership interests, consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. In 2013, NEE entered into a confirmation of forward sale transaction to issue 6.6 million shares to a forward counterparty, on a settlement date or dates to be specified at NEE's direction, which settlement will occur no later than December 31, 2014. See Note 10 - Issuance of Common Stock and Forward Sale Agreement. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows.  The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows

NEE's and FPL's increase in cash flows from operating activities for 2013 reflect an increase in retail base rates and charges associated with FPL's 2012 rate agreement and, for NEE, also reflects operating cash generated from approximately 1,500 MW of NEER wind projects placed in service in 2012, primarily in the fourth quarter.

Sources and uses of NEE's and FPL's cash for 2013, 2012 and 2011 were as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
	(millions)
Sources of cash:
Cash flows from operating activities	$5,102	$3,992	$4,074	$3,558	$2,823	$2,245
Long-term borrowings and change in loan proceeds restricted for construction	4,599	6,944	3,375	497	1,296	840
Proceeds from sale of differential membership interests, net of payments	385	669	366	—	—	—
Sale of independent power investments	165	—	1,204	—	—	—
Capital contribution from NEE	—	—	—	275	440	410
Cash grants under the Recovery Act	165	196	624	—	—	218
Issuances of common stock - net	842	405	48	—	—	—
Net increase in short-term debt	—	61	460	99	—	229
Other sources - net	66	141	205	30	68	89
Total sources of cash	11,324	12,408	10,356	4,459	4,627	4,031
Uses of cash:
Capital expenditures and independent power and other investments and nuclear fuel purchases	(6,682)	(9,461)	(6,628)	(2,903)	(4,285)	(3,502)
Retirements of long-term debt	(2,396)	(1,612)	(2,121)	(453)	(50)	(45)
Net decrease in short-term debt	(720)	—	—	—	(225)	—
Dividends	(1,122)	(1,004)	(920)	(1,070)	—	(400)
Repurchases of common stock	—	(19)	(375)	—	—	—
Other uses - net	(295)	(360)	(237)	(54)	(63)	(68)
Total uses of cash	(11,215)	(12,456)	(10,281)	(4,480)	(4,623)	(4,015)
Net increase (decrease) in cash and cash equivalents	$109	$(48)	$75	$(21)	$4	$16

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generating facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects.  The following table provides a summary of the major capital investments for 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
	(millions)
FPL:
Generation:
New	$931	$2,488	$1,424
Existing	655	520	907
Transmission and distribution	873	966	880
Nuclear fuel	212	215	365
General and other	162	95	213
Other, primarily the exclusion of AFUDC - equity and change in accrued property additions	70	1	(287)
Total	2,903	4,285	3,502
NEER:
Wind	1,725	2,365	1,037
Solar	914	1,235	519
Nuclear, including nuclear fuel	269	286	686
Other	705	795	532
Total	3,613	4,681	2,774
Corporate and Other	166	495	352
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$6,682	$9,461	$6,628

In January 2014, NEECH announced that it will redeem, on March 1, 2014, all of its $375 million aggregate principal amount Series F Junior Subordinated Debentures due 2069 bearing interest at an annual rate of 8.75%.

Liquidity

At December 31, 2013, NEE's total net available liquidity was approximately $6.7 billion, of which FPL's portion was approximately $3.0 billion.  The table below provides the components of FPL's and NEECH's net available liquidity at December 31, 2013:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,000	$4,850	$7,850	(b)	(b)
Less letters of credit	(3)	(1,128)	(1,131)
	2,997	3,722	6,719

Revolving credit facility	235	—	235	May 2014
Less borrowings	—	—	—
	235	—	235

Letter of credit facilities(c)	—	250	250		2015
Less letters of credit	—	(221)	(221)
	—	29	29

Subtotal	3,232	3,751	6,983

Cash and cash equivalents	19	418	437
Less commercial paper	(204)	(487)	(691)
Net available liquidity	$3,047	$3,682	$6,729
______________________

(a)
Provide for the funding of loans up to $7,850 million ($3,000 million for FPL) and the issuance of letters of credit up to $6,600 million ($2,500 million for FPL).  The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss).  FPL’s bank revolving line of credit facilities are also available to support the purchase of $633 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bond holders and not remarketed prior to maturity.

(b)	$500 million of FPL's and $750 million of NEECH's bank revolving line of credit facilities expire in 2016, essentially all of the remaining facilities at each of FPL and NEECH expire in 2019.

(c)	Only available for the issuance of letters of credit.

As of February 21, 2014, 68 banks participate in FPL’s and NEECH’s revolving credit facilities, with no one bank providing more than 6% of the combined revolving credit facilities.  European banks provide approximately 32% of the combined revolving credit facilities.  Pursuant to a 1998 guarantee agreement, NEE guarantees the payment of NEECH’s debt obligations under the revolving credit facilities.  In order for FPL or NEECH to borrow or to have letters of credit issued under the terms of their respective revolving credit facilities, FPL, in the case of FPL, and NEE, in the case of NEECH, are required, among other things, to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  The FPL and NEECH revolving credit facilities also contain default and related acceleration provisions relating to, among other things, failure of FPL and NEE, as the case may be, to maintain the respective ratio of funded debt to total capitalization at or below the specified ratio.  At December 31, 2013, each of NEE and FPL was in compliance with its required ratio.

Additionally, a NEER subsidiary has five variable rate Canadian revolving credit agreements with original capacity totaling C$750 million and expiration dates ranging from October 2014 to 2016.  These facilities are available for general corporate purposes; however, the current intent is to use these facilities for the purchase, development, construction and/or operation of Canadian renewable generating assets.  In order to borrow or issue letters of credit under the terms of these agreements, among other things, NEE is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  These agreements also contain certain covenants and default and related acceleration provisions relating to, among other things, failure of NEE to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  The payment obligations under these agreements are ultimately guaranteed by NEE.  As of December 31, 2013, approximately $230 million of capacity remained available.

Storm Restoration Costs

As of December 31, 2013, FPL had the capacity to absorb up to approximately $121 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC or filing a petition with the FPSC.  See Note 1 – Revenue and Rates.

Dodd-Frank Act

The Dodd-Frank Act, enacted into law in July 2010, among other things, provides for substantially increased regulation of the OTC derivatives market.  The Dodd-Frank Act includes provisions that will require certain OTC derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading platform.  While the legislation is broad and detailed, there are still portions of the legislation that either require implementing rules to be adopted by federal governmental agencies including, but not limited to, the SEC and the CFTC or otherwise require further interpretive guidance from federal government agencies.  NEE and FPL continue to monitor the development of rules related to the Dodd-Frank Act and are taking steps to comply with those rules that affect their businesses.  A number of rules have been finalized and are effective, including the swap reporting and recordkeeping obligations applicable to derivative end users such as NEE and FPL.  The implementation of these rules has not had a material effect on NEE and FPL; however, the rules have added, and are expected to add more, cost and compliance risk related to hedging activities.  The rules related to collateral requirements have not been finalized.  If those rules, when finalized, require NEE and FPL to post significant amounts of cash collateral with respect to swap transactions, NEE's and FPL's liquidity could be materially adversely affected.

NEE and FPL cannot predict the impact these new rules will have on their ability to hedge their commodity and interest rate risks or on OTC derivatives markets as a whole, but management believes that they could potentially have a material adverse effect on NEE's and FPL's risk exposure, as well as reduce market liquidity and further increase the cost of hedging activities.

Capital Support

Letters of Credit, Surety Bonds and Guarantees
Certain subsidiaries of NEE, including FPL, obtain letters of credit and surety bonds and issue guarantees to facilitate commercial transactions with third parties and financings.  Letters of credit, surety bonds and guarantees support, among other things, the buying and selling of wholesale energy commodities, debt and related reserves, capital expenditures for NEER's wind and solar development, nuclear activities and other contractual agreements.  Substantially all of NEE's and FPL's guarantee arrangements are on behalf of their consolidated subsidiaries for their related payment obligations.

In addition, as part of contract negotiations in the normal course of business, NEE and and certain of its subsidiaries, including FPL, may agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events.  The specified events may include, but are not limited to, an adverse judgment in a lawsuit, the imposition of additional taxes due to a change in tax law or interpretations of the tax law or the non-receipt of renewable tax credits or proceeds from cash grants under the Recovery Act.  NEE and FPL are unable to develop an estimate of the maximum potential amount of future payments under some of these contracts because events that would obligate them have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence.

In addition, NEE has guaranteed certain payment obligations of NEECH, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees and indemnifications, and NEECH has guaranteed certain debt and other obligations of NEER and its subsidiaries.

At December 31, 2013, NEE had approximately $1.4 billion of standby letters of credit ($3 million for FPL), approximately $151 million of surety bonds ($22 million for FPL) and approximately $11.2 billion notional amount of guarantees and indemnifications ($18 million for FPL), of which approximately $7.3 billion of letters of credit, guarantees and indemnifications ($8 million for FPL) have expiration dates within the next five years.

Each of NEE and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds, guarantees and indemnifications.  Accordingly, at December 31, 2013, NEE and FPL did not have any liabilities recorded for these letters of credit, surety bonds, guarantees and indemnifications.

Shelf Registration
In August 2012, NEE, NEECH and FPL filed a shelf registration statement with the SEC for an unspecified amount of securities which became effective upon filing.  The amount of securities issuable by the companies is established from time to time by their respective boards of directors.  As of February 21, 2014, securities that may be issued under the registration statement include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.  As of February 21, 2014, the board-authorized capacity available to issue securities was approximately $3.0 billion for NEE and NEECH (issuable by either or both of them up to such aggregate amount) and $1.6 billion for FPL.

Contractual Obligations and Estimated Capital Expenditures

NEE’s and FPL’s commitments at December 31, 2013 were as follows:

	2014	2015	2016	2017	2018	Thereafter		Total
	(millions)
Long-term debt, including interest:(a)
FPL	$763	$463	$464	$764	$448	$14,865	(b)	$17,767
NEER	2,266	740	1,059	664	894	4,257		9,880
Corporate and Other	1,962	2,382	1,319	1,617	928	15,316		23,524
Purchase obligations:
FPL(c)	5,359	3,628	3,043	2,972	2,997	16,424		34,423
NEER(d)	1,220	145	170	100	91	452		2,178
Corporate and Other(e)	90	220	460	180	20	55		1,025
Elimination of FPL's purchase obligations to NEECH(f)	—	—	—	(59)	(87)	(1,410)		(1,556)
Asset retirement activities:(g)
FPL(h)	7	—	—	—	—	6,989		6,996
NEER(i)	—	—	—	—	—	12,937		12,937
Other commitments:
NEER(j)	73	95	105	124	172	483		1,052
Total	$11,740	$7,673	$6,620	$6,362	$5,463	$70,368		$108,226
______________________

(a)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using December 31, 2013 rates. See Note 11.

(b)
Includes $633 million of tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity.  In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture.  If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds.  As of December 31, 2013, all tax exempt bonds tendered for purchase have been successfully remarketed.  FPL’s bank revolving line of credit facilities are available to support the purchase of tax exempt bonds.

(c)
Represents required capacity and minimum charges under long-term purchased power and fuel contracts (see Note 13 - Contracts), and projected capital expenditures through 2018 (see Note 13 - Commitments).

(d)	Represents firm commitments primarily in connection with construction and development activities and fuel-related contracts. See Note 13 - Commitments and Contracts.

(e)	Represents firm commitments primarily related to equity contributions by a NEECH subsidiary to Sabal Trail. See Note 13 - Contracts.

(f)	See Note 13 - Contracts.

(g)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(h)
At December 31, 2013, FPL had approximately $3,199 million in restricted funds for the payment of future expenditures to decommission FPL’s nuclear units, which are included in NEE’s and FPL’s special use funds.  See Note 12.

(i)
At December 31, 2013, NEER’s 88.23% portion of Seabrook’s and 70% portion of Duane Arnold’s and its Point Beach’s restricted funds for the payment of future expenditures to decommission its nuclear units totaled approximately $1,507 million and are included in NEE’s special use funds.  See Note 12.

(j)
Represents estimated cash distributions related to differential membership interests and payments related to the acquisition of certain development rights.  For further discussion of differential membership interests, see Note 1 - Sale of Differential Membership Interests.

Credit Ratings

NEE’s and FPL’s liquidity, ability to access credit and capital markets, cost of borrowings and collateral posting requirements under certain agreements are dependent on their credit ratings.  At February 21, 2014, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) and Fitch Ratings (Fitch) had assigned the following credit ratings to NEE, FPL and NEECH:

	Moody's(a)	S&P(a)	Fitch(a)
NEE:(b)
Corporate credit rating	Baa1	A-	A-

FPL:(b)
Corporate credit rating	A1	A-	A
First mortgage bonds	Aa2	A	AA-
Pollution control, solid waste disposal and industrial development revenue bonds	VMIG-1	A	A+
Commercial paper	P-1	A-2	F1

NEECH:(b)
Corporate credit rating	Baa1	A-	A-
Debentures	Baa1	BBB+	A-
Junior subordinated debentures	Baa2	BBB	BBB
Commercial paper	P-2	A-2	F1
______________________

(a)
A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating.  The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b)	The outlook indicated by each of Moody's, S&P and Fitch is stable.

NEE and its subsidiaries, including FPL, have no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt.  A change in ratings is not an event of default under applicable debt instruments, and while there are conditions to drawing on the credit facilities noted above, the maintenance of a specific minimum credit rating is not a condition to drawing on these credit facilities.

Commitment fees and interest rates on loans under these credit facilities’ agreements are tied to credit ratings.  A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper and other short-term debt issuances and additional or replacement credit facilities.  In addition, a ratings downgrade could result in the requirement that NEE subsidiaries, including FPL, post collateral under certain agreements, including those related to fuel procurement, power sales and purchases, nuclear decommissioning funding, debt-related reserves and trading activities.  FPL’s and NEECH’s credit facilities are available to support these potential requirements.

Covenants

NEE's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries.  For example, FPL pays dividends to NEE in a manner consistent with FPL's long-term targeted capital structure.  However, the mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to NEE and the issuance of additional first mortgage bonds.  Additionally, in some circumstances, the mortgage restricts the amount of retained earnings that FPL can use to pay cash dividends on its common stock.  The restricted amount may change based on factors set out in the mortgage.  Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings.  As of December 31, 2013, no retained earnings were restricted by these provisions of the mortgage and, in light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL’s first mortgage bonds including those to be issued and any other non-junior FPL indebtedness.  As of December 31, 2013, coverage for the 12 months ended December 31, 2013 would have been approximately 6.8 times the annual interest requirements and approximately 3.6 times the aggregate principal requirements.  New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee.  As of December 31, 2013, FPL could have issued in excess of $10.5 billion of additional first mortgage bonds based on the unfunded property additions and in excess of $5.8 billion based on retired first mortgage bonds.  As of December 31, 2013, no cash was deposited with the mortgage trustee for these purposes.

In September 2006, NEE and NEECH executed a Replacement Capital Covenant (September 2006 RCC) in connection with NEECH's offering of $350 million principal amount of Series B Enhanced Junior Subordinated Debentures due 2066 (Series B junior subordinated debentures).  The September 2006 RCC is for the benefit of persons that buy, hold or sell a specified series of long‑term indebtedness (covered debt) of NEECH (other than the Series B junior subordinated debentures) or, in certain cases, of NEE.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the September 2006 RCC.  The September 2006 RCC provides that NEECH may redeem, and NEE or NEECH may purchase, any Series B junior subordinated debentures on or before October 1, 2036, only to the extent that the redemption or purchase price does not exceed a specified amount of proceeds from the sale of qualifying securities, subject to certain limitations described in the September 2006 RCC.  Qualifying securities are securities that have equity-like characteristics that are the same as, or more equity-like than, the Series B junior subordinated debentures at the time of redemption or purchase, which are sold within 180 days prior to the date of the redemption or repurchase of the Series B junior subordinated debentures.

In June 2007, NEE and NEECH executed a Replacement Capital Covenant (June 2007 RCC) in connection with NEECH's offering of $400 million principal amount of its Series C Junior Subordinated Debentures due 2067 (Series C junior subordinated debentures).  The June 2007 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of NEECH (other than the Series C junior subordinated debentures) or, in certain cases, of NEE.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the June 2007 RCC.  The June 2007 RCC provides that NEECH may redeem or purchase, or satisfy, discharge or defease (collectively, defease), and NEE and any majority-owned subsidiary of NEE or NEECH may purchase, any Series C junior subordinated debentures on or before June 15, 2037, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series C junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the June 2007 RCC.

In September 2007, NEE and NEECH executed a Replacement Capital Covenant (September 2007 RCC) in connection with NEECH's offering of $250 million principal amount of its Series D Junior Subordinated Debentures due 2067 (Series D junior subordinated debentures).  The September 2007 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of NEECH (other than the Series D junior subordinated debentures) or, in certain cases, of NEE.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the September 2007 RCC.  The September 2007 RCC provides that NEECH may redeem, purchase, or defease, and NEE and any majority-owned subsidiary of NEE or NEECH may purchase, any Series D junior subordinated debentures on or before September 1, 2037, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series D junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the September 2007 RCC.

In March 2009, NEE and NEECH executed a Replacement Capital Covenant (March 2009 RCC) in connection with NEECH's offering of $375 million principal amount of its Series F Junior Subordinated Debentures due 2069 (Series F junior subordinated debentures).  The March 2009 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of NEECH (other than the Series F junior subordinated debentures) or, in certain cases, of NEE.  FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the March 2009 RCC.  The March 2009 RCC provides that NEECH may redeem, purchase, or defease, and NEE and any majority-owned subsidiary of NEE or NEECH may purchase, any Series F junior subordinated debentures on or before March 1, 2039, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 180 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series F junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the March 2009 RCC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

NEE’s and FPL’s significant accounting policies are described in Note 1 to the consolidated financial statements, which were prepared under GAAP.  Critical accounting policies are those that NEE and FPL believe are both most important to the portrayal of their financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

NEE and FPL consider the following policies to be the most critical in understanding the judgments that are involved in preparing their consolidated financial statements:

Accounting for Derivatives and Hedging Activities

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated with outstanding and forecasted debt issuances.  In addition, NEE, through NEER, uses derivatives to optimize the value of power generation and gas infrastructure assets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements.

Nature of Accounting Estimates

Accounting pronouncements require the use of fair value accounting if certain conditions are met, which requires significant judgment to measure the fair value of assets and liabilities.  This applies not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.  Much of the existing accounting guidance related to derivatives focuses on when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from derivative accounting rules, however the guidance does not address all contract issues.  As a result, significant judgment must be used in applying derivatives accounting guidance to contracts.  In the event changes in interpretation occur, it is possible that contracts that currently are excluded from derivatives accounting rules would have to be recorded on the balance sheet at fair value, with changes in the fair value recorded in the statement of income.

Assumptions and Accounting Approach

NEE's and FPL’s derivative instruments, when required to be marked to market, are recorded on the balance sheet at fair value.  Fair values for some of the longer-term contracts where liquid markets are not available are derived through internally developed models which estimate the fair value of a contract by calculating the present value of the difference between the contract price and the forward prices.  Forward prices represent the price at which a buyer or seller could contract today to purchase or sell a commodity at a future date.  The near-term forward market for electricity is generally liquid and therefore the prices in the early years of the forward curves reflect observable market quotes.  However, in the later years, the market is much less liquid and forward price curves must be developed using factors including the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of power plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region.  NEE estimates the fair value of interest rate and foreign currency derivatives using a discounted cash flows valuation technique based on the net amount of estimated future cash inflows and outflows related to the derivative agreements.  The assumptions in these models are critical since any changes therein could have a significant impact on the fair value of the derivative.

At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause.  See Note 3.

In NEE’s non-rate regulated operations, predominantly NEER, essentially all changes in the derivatives’ fair value for power purchases and sales, fuel sales and trading activities are recognized on a net basis in operating revenues; fuel purchases used in the production of electricity are recognized in fuel, purchased power and interchange expense; and the equity method investees’ related activity is recognized in equity in earnings of equity method investees in NEE’s consolidated statements of income.

For those transactions accounted for as cash flow hedges, much of the effects of changes in fair value are reflected in OCI, a component of common shareholders’ equity, rather than being recognized in current earnings.  For those transactions accounted for as fair value hedges, the effects of changes in fair value are reflected in current earnings offset by changes in the fair value of the item being hedged.

Certain hedging transactions at NEER are entered into as economic hedges but the transactions do not meet the requirements for hedge accounting, hedge accounting treatment is not elected or hedge accounting has been discontinued.  Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility.  These changes in fair value are captured in the non-qualifying hedge category in computing adjusted earnings.  This could be significant to NEER’s results because the economic offset to the positions are not marked to market.  As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions.  For example, a gain (loss) in the non-qualifying hedge category for certain energy derivatives is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP. For this reason, NEE’s management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance.  For additional information regarding derivative instruments, see Note 3, Overview and Energy Marketing and Trading and Market Risk Sensitivity.

Accounting for Pensions and Other Postretirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries.  NEE also has a supplemental executive retirement plan (SERP) which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  The impact of the SERP component is included within the pension plan as discussed below.  Management believes that, based on actuarial assumptions and the well-funded status of the pension plan, NEE will not be required to make any cash contributions to the qualified pension plan in the near future.

In addition to pension benefits, NEE sponsors a contributory postretirement plan for health care and life insurance benefits (other benefits plan) for retirees of NEE and its subsidiaries meeting certain eligibility requirements.  The qualified pension plan has a fully funded trust dedicated to providing the benefits under the plan.  The other benefits plan has a partially funded trust dedicated to providing benefits related to life insurance.  NEE allocates net periodic benefit income or cost associated with the pension and other benefits plans to its subsidiaries annually using specific criteria.

Nature of Accounting Estimates

For the pension plan, the benefit obligation is the actuarial present value as of the December 31 measurement date, of all benefits attributed by the pension benefit formula to employee service rendered to that date.  The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees/survivors and average years of service rendered.  The projected benefit obligation is measured based on assumptions concerning future interest rates and future employee compensation levels.  For the other benefits plan, the benefit obligation is the actuarial present value as of the December 31 measurement date of all future benefits attributed under the terms of the other benefits plan to employee service rendered to that date.  NEE derives pension income and the cost of the other benefits plan from actuarial calculations based on each plan’s provisions and management’s assumptions regarding discount rate, rate of increase in compensation levels and expected long-term rate of return on plan assets and, in the case of the other benefits plan, health care cost trend rates.

Assumptions and Accounting Approach

Accounting guidance requires recognition of the funded status of benefit plans in the balance sheet, with changes in the funded status recognized in other comprehensive income within shareholders’ equity in the year in which the changes occur.  Since NEE is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, this accounting guidance is reflected at NEE and not allocated to the subsidiaries.  The portion of previously unrecognized actuarial gains and losses, prior service costs or credits and transition obligations that are estimated to be allocable to FPL as net periodic benefit (income) cost in future periods and that otherwise would be recorded in AOCI are classified as regulatory assets and liabilities at NEE in accordance with regulatory treatment.

Pension income and the cost of the other benefits plan are included in O&M expenses, and are calculated using a number of actuarial assumptions.  Those assumptions for the years ended December 31, 2013, 2012 and 2011 include:

•	an expected long-term rate of return on qualified plan assets of 7.75% for the pension plan and 7.75%, 8.00% and 8.00% for the other benefits plan, respectively,

•	assumed increases in salary of 4.00%, and

•	weighted-average discount rates of 4.00%, 4.65% and 5.00% for the pension plan and 3.75%, 4.53% and 5.25% for the other benefits plan, respectively.

In developing these assumptions, NEE evaluated input, including other qualitative and quantitative factors, from its actuaries and consultants, as well as information available in the marketplace.  In addition, for the expected long-term rate of return on fund assets, NEE considered different models, capital market return assumptions and historical returns for a portfolio with an equity/bond asset mix similar to its funds, as well as its funds' historical compounded returns.  NEE believes that 7.75% is a reasonable long-term rate of return on its pension plan and other benefits plan assets.  NEE will continue to evaluate all of its actuarial assumptions, including its expected rate of return, at least annually, and will adjust them as necessary.

NEE utilizes in its determination of pension and other benefits plan expense or income a market-related valuation of plan assets.  This market-related valuation reduces year-to-year volatility and recognizes investment gains or losses over a five-year period following the year in which they occur.  Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of plan assets and the actual return realized on those plan assets.  Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be affected as previously deferred gains or losses are recognized.  Such gains and losses together with other differences between actual results and the estimates used in the actuarial valuations are deferred and recognized in determining pension income and other benefits plan expense only to the extent they exceed 10% of the greater of projected benefit obligations or the market-related value of plan assets.

The following table illustrates the effect on net periodic benefit income of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Decrease in 2013 Net Periodic Benefit Income
	Change in Assumption	NEE	FPL
		(millions)
Expected long-term rate of return	(0.5)%	$(16)	$(11)
Discount rate	(0.5)%	$(10)	$(6)
Salary increase	0.5%	$(3)	$(2)

See Note 2.

Carrying Value of Long-Lived Assets

NEE evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Nature of Accounting Estimates

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

Assumptions and Accounting Approach

An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset.  The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset’s fair value.  In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate.  See Note 4 - Nonrecurring Fair Value Measurements and Note 6.

Decommissioning and Dismantlement

The components of NEE’s and FPL’s decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	FPL
	Nuclear Decommissioning				Fossil/Solar Dismantlement				Interim Removal Costs and Other				NEER		NEE
	December 31,				December 31,				December 31,				December 31,		December 31,
	2013		2012		2013		2012		2013		2012		2013	2012	2013	2012
	(millions)
AROs	$1,237		$1,173		$44		$29		$4		$4		$565	$509	$1,850	$1,715
Less capitalized ARO asset net of accumulated depreciation	—		—		(19)		(11)		—		—		—	—	(19)	(11)
Accrued asset removal costs(a)	260		234		323		338		1,256		1,378		—	—	1,839	1,950
Asset retirement obligation regulatory expense difference(a)	2,062		1,787		22		27		(2)		(1)		—	—	2,082	1,813
Accrued decommissioning, dismantlement and other accrued asset removal costs	$3,559	(b)	$3,194	(b)	$370	(b)	$383	(b)	$1,258	(b)	$1,381	(b)	$565	$509	$5,752	$5,467
______________________

(a)	Regulatory liability on NEE’s and FPL’s consolidated balance sheets.

(b)	Represents total amount accrued for ratemaking purposes.

Nature of Accounting Estimates

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and plant dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation.  Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned and how costs will escalate with inflation.  In addition, NEE and FPL also make interest rate and rate of return projections on their investments in determining recommended funding requirements for nuclear decommissioning costs.  Periodically, NEE and FPL are required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs.  For example, an increase of 0.25% in the assumed escalation rates would increase NEE’s and FPL’s asset retirement obligations and conditional asset retirement obligations (collectively, AROs) as of December 31, 2013 by $130 million and $97 million, respectively.

Assumptions and Accounting Approach

NEE and FPL each account for AROs under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.

FPL - For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are filed with the FPSC.  The studies reflect, among other things, the expiration dates of the operating licenses for FPL’s nuclear units.  The most recent studies, filed in 2010, indicate that FPL’s portion of the future cost of decommissioning its four nuclear units, including spent fuel storage above what is expected to be refunded by the DOE under the spent fuel settlement agreement, is approximately $6.2 billion, or $2.5 billion expressed in 2013 dollars.

FPL accrues the cost of dismantling its fossil and solar plants over the expected service life of each unit based on studies filed with the FPSC.  Unlike nuclear decommissioning, dismantlement costs are not funded.  The most recent studies became effective January 1, 2010.  At December 31, 2013, FPL’s portion of the ultimate cost to dismantle its fossil and solar units is approximately $751 million, or $394 million expressed in 2013 dollars.  The majority of the dismantlement costs are not considered AROs.  FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC.  Any differences between the ARO amount recorded and the amount recorded for ratemaking purposes are reported as a regulatory liability in accordance with regulatory accounting.

NEER - NEER records a liability for the present value of its expected decommissioning costs which is determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning.  The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete.  At December 31, 2013, the ARO for nuclear decommissioning of NEER’s nuclear plants totaled approximately $434 million.  NEER’s portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under the spent fuel settlement agreement, is estimated to be approximately $11.9 billion, or $2.0 billion expressed in 2013 dollars.

See Note 1 - Asset Retirement Obligations, Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 12.

Regulatory Accounting

NEE’s and FPL’s regulatory assets and liabilities are as follows:

	NEE		FPL
	December 31,		December 31,
	2013	2012	2013	2012
	(millions)
Regulatory assets:
Current:
Deferred clause and franchise expenses	$192	$75	$192	$75
Other	$116	$113	$105	$106
Noncurrent:
Securitized storm-recovery costs	$372	$461	$372	$461
Other	$426	$582	$396	$351
Regulatory liabilities:
Current, included in other current liabilities	$65	$65	$63	$65
Noncurrent:
Accrued asset removal costs	$1,839	$1,950	$1,839	$1,950
Asset retirement obligation regulatory expense difference	$2,082	$1,813	$2,082	$1,813
Other	$462	$309	$386	$309

Nature of Accounting Estimates

Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.  Regulatory assets and liabilities are included in rate base or otherwise earn (pay) a return on investment during the recovery period.

Assumptions and Accounting Approach

Accounting guidance allows regulators to create assets and impose liabilities that would not be recorded by non-rate regulated entities.  If NEE's rate-regulated entities, primarily FPL, were no longer subject to cost-based rate regulation, the existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  In addition, the regulators, including the FPSC for FPL, have the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  Such costs may include, among others, fuel and O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.  The continued applicability of regulatory accounting is assessed at each reporting period.

Energy Marketing and Trading and Market Risk Sensitivity

NEE and FPL are exposed to risks associated with adverse changes in commodity prices, interest rates and equity prices.  Financial instruments and positions affecting the financial statements of NEE and FPL described below are held primarily for purposes other than trading.  Market risk is measured as the potential loss in fair value resulting from hypothetical reasonably possible changes in commodity prices, interest rates or equity prices over the next year.  Management has established risk management policies to monitor and manage such market risks, as well as credit risks.

Commodity Price Risk

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity.  In addition, NEE, through NEER, uses derivatives to optimize the value of power generation and gas infrastructure assets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements.  See Critical Accounting Policies and Estimates - Accounting for Derivatives and Hedging Activities and Note 3.

During 2012 and 2013, the changes in the fair value of NEE’s consolidated subsidiaries’ energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	OCI	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2011	$15	$720	$8	$(501)	$242
Reclassification to realized at settlement of contracts	83	(122)	(8)	663	616
Inception value of new contracts and contracts sold	6	22	—	—	28
Net option premium purchases (issuances)	(2)	3	—	—	1
Changes in fair value excluding reclassification to realized	159	51	—	(177)	33
Fair value of contracts outstanding at December 31, 2012	261	674	—	(15)	920
Reclassification to realized at settlement of contracts	(35)	(42)	—	(20)	(97)
Inception value of new contracts and contracts sold	3	—	—	—	3
Net option premium purchases (issuances)	(61)	(12)	—	—	(73)
Changes in fair value excluding reclassification to realized	133	(57)	—	81	157
Fair value of contracts outstanding at December 31, 2013	301	563	—	46	910
Net margin cash collateral paid (received)					(279)
Total mark-to-market energy contract net assets at December 31, 2013	$301	$563	$—	$46	$631

NEE’s total energy contract net assets (liabilities) at December 31, 2013 shown above are included on the consolidated balance sheets as follows:

December 31, 2013
(millions)
Current derivative assets	$471
Noncurrent derivative assets	1,100
Current derivative liabilities	(556)
Noncurrent derivative liabilities	(384)
NEE's total mark-to-market energy contract net assets	$631

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2013 were as follows:

	Maturity
	2014	2015	2016	2017	2018	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$76	$22	$(6)	$—	$—	$—	$92
Significant other observable inputs	67	(5)	21	17	(3)	(1)	96
Significant unobservable inputs	(57)	65	38	36	3	28	113
Total	86	82	53	53	—	27	301
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(11)	2	—	—	—	—	(9)
Significant other observable inputs	(66)	(18)	30	17	3	4	(30)
Significant unobservable inputs	43	40	59	66	69	325	602
Total	(34)	24	89	83	72	329	563
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	46	—	—	—	—	—	46
Significant unobservable inputs	—	—	—	—	—	—	—
Total	46	—	—	—	—	—	46
Total sources of fair value	$98	$106	$142	$136	$72	$356	$910

With respect to commodities, NEE’s Exposure Management Committee (EMC), which is comprised of certain members of senior management, and NEE's chief executive officer are responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels.  The EMC and NEE's chief executive officer receive periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of December 31, 2013 and 2012, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2012	$—	$2	$2	$34	$88	$76	$34	$87	$76
December 31, 2013	$—	$2	$2	$36	$54	$43	$36	$55	$42
Average for the period ended December 31, 2013	$—	$1	$1	$34	$42	$34	$34	$42	$34
______________________

(a)
Non-qualifying hedges are employed to reduce the market risk exposure to physical assets or contracts which are not marked to market.  The VaR figures for the non-qualifying hedges and FPL cost recovery clauses category do not represent the economic exposure to commodity price movements.

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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	December 31, 2013			December 31, 2012
	Carrying Amount	Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,195	$2,195	(a)	$1,979		$1,979	(a)
Other investments:
Debt securities	$113	$113	(a)	$111		$111	(a)
Primarily notes receivable	$531	$627	(b)	$590		$774	(b)
Long-term debt, including current maturities	$27,728	$28,612	(c)	$26,647	(d)	$28,874	(c)
Interest rate contracts - net unrealized losses	$(130)	$(130)	(e)	$(311)		$(311)	(e)
FPL:
Fixed income securities - special use funds	$1,735	$1,735	(a)	$1,526		$1,526	(a)
Long-term debt, including current maturities	$8,829	$9,451	(c)	$8,782		$10,421	(c)
______________________

(a)	Primarily estimated using quoted market prices for these or similar issues.

(b)	Primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Also includes long-term debt reflected in liabilities associated with assets held for sale on the consolidated balance sheets, for which carrying amount approximates fair value.

(e)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

As of December 31, 2013, NEE had interest rate contracts with a notional amount of approximately $6.5 billion related to long-term debt issuances, of which $1.8 billion are fair value hedges at NEECH that effectively convert fixed-rate debt to a variable-rate instrument.  The remaining $4.7 billion of notional amount of interest rate contracts relate to cash flow hedges to manage exposure to the variability of cash flows associated with variable-rate debt instruments, all of which relate to NEER debt issuances.  At December 31, 2013, the estimated fair value of NEE's fair value hedges and cash flow hedges was approximately $10 million and $(140) million, respectively.  See Note 3.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE’s net liabilities would increase by approximately $985 million ($488 million for FPL) at December 31, 2013.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities.  For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,585 million and $2,211 million ($1,538 million and $1,392 million for FPL) at December 31, 2013 and 2012, respectively.  At December 31, 2013, a hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $241 million ($141 million for FPL) reduction in fair value.  For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance.  As of December 31, 2013, approximately 97% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

See Management’s Discussion – Energy Marketing and Trading and Market Risk Sensitivity.

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

NextEra Energy, Inc.'s (NEE) and Florida Power & Light Company's (FPL) management are responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f).  The consolidated financial statements, which in part are based on informed judgments and estimates made by management, have been prepared in conformity with generally accepted accounting principles applied on a consistent basis.

To aid in carrying out this responsibility, we, along with all other members of management, maintain a system of internal accounting control which is established after weighing the cost of such controls against the benefits derived.  In the opinion of management, the overall system of internal accounting control provides reasonable assurance that the assets of NEE and FPL and their subsidiaries are safeguarded and that transactions are executed in accordance with management's authorization and are properly recorded for the preparation of financial statements.  In addition, management believes the overall system of internal accounting control provides reasonable assurance that material errors or irregularities would be prevented or detected on a timely basis by employees in the normal course of their duties.  Any system of internal accounting control, no matter how well designed, has inherent limitations, including the possibility that controls can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected.  Also, because of changes in conditions, internal control effectiveness may vary over time.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation and reporting.

The system of internal accounting control is supported by written policies and guidelines, the selection and training of qualified employees, an organizational structure that provides an appropriate division of responsibility and a program of internal auditing.  NEE's written policies include a Code of Business Conduct & Ethics that states management's policy on conflicts of interest and ethical conduct.  Compliance with the Code of Business Conduct & Ethics is confirmed annually by key personnel.

The Board of Directors pursues its oversight responsibility for financial reporting and accounting through its Audit Committee.  This Committee, which is comprised entirely of independent directors, meets regularly with management, the internal auditors and the independent auditors to make inquiries as to the manner in which the responsibilities of each are being discharged.  The independent auditors and the internal audit staff have free access to the Committee without management's presence to discuss auditing, internal accounting control and financial reporting matters.

Management assessed the effectiveness of NEE's and FPL's internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (1992).  Based on this assessment, management believes that NEE's and FPL's internal control over financial reporting was effective as of December 31, 2013.

NEE's and FPL's independent registered public accounting firm, Deloitte & Touche LLP, is engaged to express an opinion on NEE's and FPL's consolidated financial statements and an opinion on NEE's and FPL's internal control over financial reporting.  Their reports are based on procedures believed by them to provide a reasonable basis to support such opinions.  These reports appear on the following pages.

JAMES L. ROBO	MORAY P. DEWHURST
James L. Robo Chairman, President and Chief Executive Officer of NEE and Chairman and Chief Executive Officer of FPL	Moray P. Dewhurst Vice Chairman and Chief Financial Officer, and Executive Vice President - Finance of NEE and Executive Vice President, Finance and Chief Financial Officer of FPL

CHRIS N. FROGGATT	KIMBERLY OUSDAHL
Chris N. Froggatt Vice President, Controller and Chief Accounting Officer of NEE	Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer of FPL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NextEra Energy, Inc. and Florida Power & Light Company:

We have audited the internal control over financial reporting of NextEra Energy, Inc. and subsidiaries (NextEra Energy) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. NextEra Energy's and FPL’s management are responsible for maintaining effective internal control over financial reporting and for their assessments of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on NextEra Energy’s and FPL’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audits included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, NextEra Energy and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of NextEra Energy and FPL and our report dated February 21, 2014 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NextEra Energy, Inc. and Florida Power & Light Company:

We have audited the accompanying consolidated balance sheets of NextEra Energy, Inc. and subsidiaries (NextEra Energy) and the separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2013 and 2012, and NextEra Energy's and FPL's related consolidated statements of income, NextEra Energy's consolidated statements of comprehensive income, NextEra Energy's and FPL's consolidated statements of cash flows, NextEra Energy’s consolidated statements of common shareholders' equity, and FPL’s consolidated statements of common shareholder’s equity for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of NextEra Energy's and FPL's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NextEra Energy, Inc. and subsidiaries and the financial position of Florida Power & Light Company and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NextEra Energy’s and FPL’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion on NextEra Energy’s and FPL’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
February 21, 2014

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
OPERATING REVENUES	$15,136	$14,256	$15,341
OPERATING EXPENSES
Fuel, purchased power and interchange	4,958	5,121	6,256
Other operations and maintenance	3,194	3,155	3,002
Impairment charges	300	—	51
Depreciation and amortization	2,163	1,518	1,567
Taxes other than income taxes and other	1,280	1,186	1,204
Total operating expenses	11,895	10,980	12,080
OPERATING INCOME	3,241	3,276	3,261
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,121)	(1,038)	(1,035)
Benefits associated with differential membership interests - net	165	81	118
Loss on sale of natural gas-fired generating assets	—	—	(151)
Equity in earnings of equity method investees	25	13	55
Allowance for equity funds used during construction	63	67	39
Interest income	78	86	79
Gains on disposal of assets - net	54	157	85
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(11)	(16)	(36)
Other - net	27	(23)	37
Total other deductions - net	(720)	(673)	(809)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,521	2,603	2,452
INCOME TAXES	801	692	529
INCOME FROM CONTINUING OPERATIONS	1,720	1,911	1,923
NET GAIN FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	188	—	—
NET INCOME	$1,908	$1,911	$1,923

Basic earnings per share of common stock:
Continuing operations	$4.06	$4.59	$4.62
Discontinued operations	0.44	—	—
Net income	$4.50	$4.59	$4.62
Earnings per share of common stock - assuming dilution:
Continuing operations	$4.03	$4.56	$4.59
Discontinued operations	0.44	—	—
Net income	$4.47	$4.56	$4.59
Weighted-average number of common shares outstanding:
Basic	424.2	416.7	416.6
Assuming dilution	427.0	419.2	419.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2013	2012	2011
NET INCOME	$1,908	$1,911	$1,923

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $45 tax expense, $55 tax benefit and $135 tax benefit, respectively)	84	(106)	(265)
Reclassification from accumulated other comprehensive income to net income (net of $38, $25 and $18 tax expense, respectively)	67	44	37
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $84, $48 and $13 tax expense, respectively)	118	70	19
Reclassification from accumulated other comprehensive income to net income (net of $10, $52 and $34 tax benefit, respectively)	(17)	(77)	(49)
Defined benefit pension and other benefits plans (net of $61 tax expense, $19 tax benefit and $32 tax benefit, respectively)	97	(28)	(45)
Net unrealized gains (losses) on foreign currency translation (net of $22 tax benefit, $3 tax expense and $3 tax benefit, respectively)	(45)	7	(5)
Other comprehensive income (loss) related to equity method investee (net of $5 tax expense, $7 tax benefit and $8 tax benefit, respectively)	7	(11)	(12)
Total other comprehensive income (loss), net of tax	311	(101)	(320)

COMPREHENSIVE INCOME	$2,219	$1,810	$1,603

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(millions, except par value)

	December 31,
	2013	2012
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$62,699	$57,054
Nuclear fuel	2,059	1,895
Construction work in progress	4,690	5,968
Less accumulated depreciation and amortization	(16,728)	(15,504)
Total property, plant and equipment - net ($5,127 and $4,487 related to VIEs, respectively)	52,720	49,413
CURRENT ASSETS
Cash and cash equivalents	438	329
Customer receivables, net of allowances of $14 and $10, respectively	1,777	1,487
Other receivables	512	569
Materials, supplies and fossil fuel inventory	1,153	1,073
Regulatory assets:
Deferred clause and franchise expenses	192	75
Other	116	113
Derivatives	498	517
Deferred income taxes	753	397
Assets held for sale	—	335
Other	403	342
Total current assets	5,842	5,237
OTHER ASSETS
Special use funds	4,780	4,190
Other investments	1,121	976
Prepaid benefit costs	1,456	1,031
Regulatory assets:
Securitized storm-recovery costs ($228 and $274 related to a VIE, respectively)	372	461
Other	426	582
Derivatives	1,163	920
Other	1,426	1,629
Total other assets	10,744	9,789
TOTAL ASSETS	$69,306	$64,439
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 435 and 424, respectively)	$4	$4
Additional paid-in capital	6,411	5,536
Retained earnings	11,569	10,783
Accumulated other comprehensive income (loss)	56	(255)
Total common shareholders' equity	18,040	16,068
Long-term debt ($1,207 and $1,369 related to VIEs, respectively)	23,969	23,177
Total capitalization	42,009	39,245
CURRENT LIABILITIES
Commercial paper	691	1,211
Short-term debt	—	200
Current maturities of long-term debt	3,766	2,771
Accounts payable	1,200	1,281
Customer deposits	452	508
Accrued interest and taxes	473	414
Derivatives	838	430
Accrued construction-related expenditures	839	427
Liabilities associated with assets held for sale	—	733
Other	930	904
Total current liabilities	9,189	8,879
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,850	1,715
Deferred income taxes	8,144	6,703
Regulatory liabilities:
Accrued asset removal costs	1,839	1,950
Asset retirement obligation regulatory expense difference	2,082	1,813
Other	462	309
Derivatives	473	587
Deferral related to differential membership interests - VIEs	2,001	1,784
Other	1,257	1,454
Total other liabilities and deferred credits	18,108	16,315
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$69,306	$64,439
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,908	$1,911	$1,923
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,163	1,518	1,567
Nuclear fuel and other amortization	358	259	282
Loss on sale of natural gas-fired generating assets	—	—	151
Impairment charges	300	—	51
Unrealized gains on marked to market energy contracts	(10)	(85)	(271)
Deferred income taxes	877	682	553
Cost recovery clauses and franchise fees	(166)	129	181
Benefits associated with differential membership interests - net	(165)	(81)	(118)
Equity in earnings of equity method investees	(25)	(13)	(55)
Distributions of earnings from equity method investees	33	32	95
Allowance for equity funds used during construction	(63)	(67)	(39)
Gains on disposal of assets - net	(54)	(157)	(85)
Other than temporary impairment losses on securities held in nuclear decommissioning funds	11	16	36
Net gain from discontinued operations, net of income taxes	(188)	—	—
Other - net	175	38	305
Changes in operating assets and liabilities:
Customer and other receivables	(268)	(286)	149
Materials, supplies and fossil fuel inventory	(81)	1	(308)
Other current assets	8	(46)	(22)
Other assets	8	3	(103)
Accounts payable and customer deposits	122	(56)	(184)
Margin cash collateral	156	104	81
Income taxes	(56)	(20)	62
Interest and other taxes	3	15	12
Other current liabilities	140	139	3
Other liabilities	(84)	(44)	(192)
Net cash provided by operating activities	5,102	3,992	4,074
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,691)	(4,070)	(3,137)
Independent power and other investments of NEER	(3,454)	(4,591)	(2,601)
Cash grants under the American Recovery and Reinvestment Act of 2009	165	196	624
Nuclear fuel purchases	(371)	(305)	(538)
Other capital expenditures and other investments	(166)	(495)	(352)
Sale of independent power investments	165	—	1,204
Change in loan proceeds restricted for construction	228	314	(565)
Proceeds from sale or maturity of securities in special use funds and other investments	4,405	5,301	4,836
Purchases of securities in special use funds and other investments	(4,470)	(5,419)	(4,955)
Other - net	66	141	205
Net cash used in investing activities	(6,123)	(8,928)	(5,279)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	4,371	6,630	3,940
Retirements of long-term debt	(2,396)	(1,612)	(2,121)
Proceeds from sale of differential membership interests	448	808	466
Payments to differential membership investors	(63)	(139)	(100)
Net change in short-term debt	(720)	61	460
Issuances of common stock - net	842	405	48
Repurchases of common stock	—	(19)	(375)
Dividends on common stock	(1,122)	(1,004)	(920)
Other - net	(230)	(242)	(118)
Net cash provided by financing activities	1,130	4,888	1,280
Net increase (decrease) in cash and cash equivalents	109	(48)	75
Cash and cash equivalents at beginning of year	329	377	302
Cash and cash equivalents at end of year	$438	$329	$377
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,070	$1,001	$978
Cash paid (received) for income taxes - net	$(20)	$25	$(95)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,098	$970	$909
Sale of generating assets through assumption of debt by buyer	$700	$—	$158

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(millions)

	Common Stock			Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Common Shareholders' Equity
	Shares		Aggregate Par Value
Balances, December 31, 2010	421		$4	$5,487	$(69)	$166	$8,873	$14,461
Net income	—		—	—	—	—	1,923
Issuances of common stock, net of issuance cost of less than $1	1		—	59	5	—	—
Repurchases of common stock	(7)		—	(375)	—	—	—
Exercise of stock options and other incentive plan activity	1		—	68	—	—	—
Dividends on common stock(b)	—		—	—	—	—	(920)
Earned compensation under ESOP	—		—	31	11	—	—
Other comprehensive loss	—		—	—	—	(320)	—
Balances, December 31, 2011	416	(a)	4	5,270	(53)	(154)	9,876	$14,943
Net income	—		—	—	—	—	1,911
Issuances of common stock, net of issuance cost of less than $1	6		—	367	4	—	—
Repurchases of common stock	—		—	(19)	—	—	—
Exercise of stock options and other incentive plan activity	2		—	98	—	—	—
Dividends on common stock(b)	—		—	—	—	—	(1,004)
Earned compensation under ESOP	—		—	34	10	—	—
Other comprehensive loss	—		—	—	—	(101)	—
Premium on equity units	—		—	(151)	—	—	—
Issuance costs on equity units	—		—	(24)	—	—	—
Balances, December 31, 2012	424	(a)	4	5,575	(39)	(255)	10,783	$16,068
Net income	—		—	—	—	—	1,908
Issuances of common stock, net of issuance cost of less than $1	10		—	823	4	—	—
Exercise of stock options and other incentive plan activity	1		—	74	—	—	—
Dividends on common stock(b)	—		—	—	—	—	(1,122)
Earned compensation under ESOP	—		—	37	9	—	—
Other comprehensive income	—		—	—	—	311	—
Premium on equity units	—		—	(62)	—	—	—
Issuance costs on equity units	—		—	(10)	—	—	—
Balances, December 31, 2013	435	(a)	$4	$6,437	$(26)	$56	$11,569	$18,040
______________________

(a)
Outstanding and unallocated shares held by the Employee Stock Ownership Plan (ESOP) Trust totaled approximately 2 million, 3 million and 4 million at December 31, 2013, 2012 and 2011, respectively; the original number of shares purchased and held by the ESOP Trust was approximately 25 million shares.

(b)	Dividends per share were $2.64, $2.40 and $2.20 for the years ended December 31, 2013, 2012 and 2011, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2013	2012	2011
OPERATING REVENUES	$10,445	$10,114	$10,613
OPERATING EXPENSES
Fuel, purchased power and interchange	3,925	4,265	4,977
Other operations and maintenance	1,699	1,773	1,699
Depreciation and amortization	1,159	659	798
Taxes other than income taxes and other	1,123	1,060	1,063
Total operating expenses	7,906	7,757	8,537
OPERATING INCOME	2,539	2,357	2,076
OTHER INCOME (DEDUCTIONS)
Interest expense	(415)	(417)	(387)
Allowance for equity funds used during construction	55	52	35
Other - net	5	—	(2)
Total other deductions - net	(355)	(365)	(354)
INCOME BEFORE INCOME TAXES	2,184	1,992	1,722
INCOME TAXES	835	752	654
NET INCOME(a)	$1,349	$1,240	$1,068
______________________

(a)	FPL's comprehensive income is the same as reported net income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions, except share amount)

	December 31,
	2013	2012
ELECTRIC UTILITY PLANT
Plant in service and other property	$36,838	$34,474
Nuclear fuel	1,240	1,190
Construction work in progress	1,818	2,585
Less accumulated depreciation and amortization	(10,944)	(10,698)
Total electric utility plant - net	28,952	27,551
CURRENT ASSETS
Cash and cash equivalents	19	40
Customer receivables, net of allowances of $5 and $7, respectively	757	760
Other receivables	137	447
Materials, supplies and fossil fuel inventory	742	727
Regulatory assets:
Deferred clause and franchise expenses	192	75
Other	105	106
Other	261	131
Total current assets	2,213	2,286
OTHER ASSETS
Special use funds	3,273	2,918
Prepaid benefit costs	1,142	1,135
Regulatory assets:
Securitized storm-recovery costs ($228 and $274 related to a VIE, respectively)	372	461
Other	396	351
Other	140	151
Total other assets	5,323	5,016
TOTAL ASSETS	$36,488	$34,853
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	6,179	5,903
Retained earnings	5,532	5,254
Total common shareholder's equity	13,084	12,530
Long-term debt ($331 and $386 related to a VIE, respectively)	8,473	8,329
Total capitalization	21,557	20,859
CURRENT LIABILITIES
Commercial paper	204	105
Current maturities of long-term debt	356	453
Accounts payable	611	612
Customer deposits	447	503
Accrued interest and taxes	272	223
Accrued construction-related expenditures	202	235
Other	438	495
Total current liabilities	2,530	2,626
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,285	1,206
Deferred income taxes	6,355	5,584
Regulatory liabilities:
Accrued asset removal costs	1,839	1,950
Asset retirement obligation regulatory expense difference	2,082	1,813
Other	386	309
Other	454	506
Total other liabilities and deferred credits	12,401	11,368
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$36,488	$34,853

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,349	$1,240	$1,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,159	659	798
Nuclear fuel and other amortization	184	122	160
Deferred income taxes	617	988	675
Cost recovery clauses and franchise fees	(166)	129	181
Allowance for equity funds used during construction	(55)	(52)	(35)
Other - net	101	(42)	60
Changes in operating assets and liabilities:
Customer and other receivables	(5)	(96)	65
Materials, supplies and fossil fuel inventory	(16)	33	(254)
Other current assets	15	(20)	(20)
Other assets	(12)	(41)	(52)
Accounts payable and customer deposits	(1)	(33)	(137)
Income taxes	384	(111)	(215)
Interest and other taxes	8	1	(21)
Other current liabilities	3	67	32
Other liabilities	(7)	(21)	(60)
Net cash provided by operating activities	3,558	2,823	2,245
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,691)	(4,070)	(3,137)
Cash grants under the American Recovery and Reinvestment Act of 2009	—	—	218
Nuclear fuel purchases	(212)	(215)	(365)
Proceeds from sale or maturity of securities in special use funds	3,342	3,790	2,988
Purchases of securities in special use funds	(3,389)	(3,838)	(3,052)
Other - net	30	68	89
Net cash used in investing activities	(2,920)	(4,265)	(3,259)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	497	1,296	840
Retirements of long-term debt	(453)	(50)	(45)
Net change in short-term debt	99	(225)	229
Capital contributions from NEE	275	440	410
Dividends to NEE	(1,070)	—	(400)
Other - net	(7)	(15)	(4)
Net cash provided by (used in) financing activities	(659)	1,446	1,030
Net increase (decrease) in cash and cash equivalents	(21)	4	16
Cash and cash equivalents at beginning of year	40	36	20
Cash and cash equivalents at end of year	$19	$40	$36
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$410	$400	$389
Cash paid (received) for income taxes - net	$(166)	$(124)	$194
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$386	$472	$526

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2010	$1,373	$5,054	$3,364	$9,791
Net income	—	—	1,068
Capital contributions from NEE	—	410	—
Dividends to NEE	—	—	(419)
Balances, December 31, 2011	1,373	5,464	4,013	$10,850
Net income	—	—	1,240
Capital contributions from NEE	—	440	—
Other	—	(1)	1
Balances, December 31, 2012	1,373	5,903	5,254	$12,530
Net income	—	—	1,349
Capital contributions from NEE	—	275	—
Dividends to NEE	—	—	(1,070)
Other	—	1	(1)
Balances, December 31, 2013	$1,373	$6,179	$5,532	$13,084

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation - The operations of NextEra Energy, Inc. (NEE) are conducted primarily through its wholly-owned subsidiary Florida Power & Light Company (FPL) and its wholly-owned indirect subsidiary NextEra Energy Resources, LLC (NEER).  FPL, a rate-regulated electric utility, supplies electric service to approximately 4.7 million customer accounts throughout most of the east and lower west coasts of Florida.  NEER invests in independent power projects through both controlled and consolidated entities and non-controlling ownership interests in joint ventures essentially all of which are accounted for under the equity method.

The consolidated financial statements of NEE and FPL include the accounts of their respective majority-owned and controlled subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.  Certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.  The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.

Regulation - FPL is subject to rate regulation by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC).  Its rates are designed to recover the cost of providing electric service to its customers including a reasonable rate of return on invested capital.  As a result of this cost-based regulation, FPL follows the accounting guidance that allows regulators to create assets and impose liabilities that would not be recorded by non-rate regulated entities.  Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.

Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through the various clauses, include substantially all fuel, purchased power and interchange costs, certain construction-related costs for FPL's planned additional nuclear units at Turkey Point and FPL's solar generating facilities, and conservation and certain environmental-related costs. Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net underrecovery or overrecovery.  Any underrecovered costs or overrecovered revenues are collected from or returned to customers in subsequent periods.

If FPL were no longer subject to cost-based rate regulation, the existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund.  In addition, the FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred.  The continued applicability of regulatory accounting is assessed at each reporting period.

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively.  FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed.  FPL's unbilled base revenues are included in customer receivables on NEE's and FPL's consolidated balance sheets and amounted to approximately $200 million and $175 million at December 31, 2013 and 2012, respectively.  FPL's operating revenues also include amounts resulting from cost recovery clauses (see Regulation above), franchise fees, gross receipts taxes and surcharges related to storm-recovery bonds (see Note 8 - FPL).  Franchise fees and gross receipts taxes are imposed on FPL; however, the FPSC allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise amount for those customers located in the jurisdiction that imposes the fee.  Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes and other in NEE's and FPL's consolidated statements of income and were approximately $680 million, $684 million and $716 million in 2013, 2012 and 2011, respectively.  The revenues from the surcharges related to storm-recovery bonds included in operating revenues in NEE's and FPL's consolidated statements of income were approximately $108 million, $106 million and $100 million in 2013, 2012 and 2011, respectively.  FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on NEE's and FPL's consolidated balance sheets.

FPL Rates Effective January 2013 - December 2016 - In January 2013, the FPSC issued a final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement).  Key elements of the 2012 rate agreement, which is effective from January 2013 through December 2016, include, among other things, the following:

•	New retail base rates and charges were established in January 2013 resulting in an increase in retail base revenues of $350 million on an annualized basis.

•
FPL's allowed regulatory return on common equity (ROE) is 10.50%, with a range of plus or minus 100 basis points.  If FPL's earned regulatory ROE falls below 9.50%, FPL may seek retail base rate relief.  If the earned regulatory ROE rises above 11.50%, any party to the 2012 rate agreement other than FPL may seek a review of FPL's retail base rates.

•
Retail base rates will be increased by the annualized base revenue requirements for FPL's three modernization projects (Cape Canaveral, Riviera Beach and Port Everglades) as each of the modernized power plants becomes operational. (Cape Canaveral became operational in April 2013 and Riviera Beach and Port Everglades are expected to be operational in the second quarter of 2014 and by mid-2016, respectively.)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Cost recovery of FPL's West County Energy Center (WCEC) Unit No. 3 will continue to occur through the capacity cost recovery clause (capacity clause) (reported as retail base rates); however, such recovery will not be limited to the projected annual fuel cost savings as was the case in the previous rate agreement discussed below.

•
Subject to certain conditions, FPL may amortize, over the term of the 2012 rate agreement, a depreciation reserve surplus remaining at the end of 2012 under the 2010 rate agreement discussed below (approximately $224 million) and may amortize a portion of FPL's fossil dismantlement reserve up to a maximum of $176 million (collectively, the reserve), provided that in any year of the 2012 rate agreement, FPL must amortize at least enough reserve to maintain a 9.50% earned regulatory ROE but may not amortize any reserve that would result in an earned regulatory ROE in excess of 11.50%.

•
Future storm restoration costs would be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that could produce a surcharge of no more than $4 for every 1,000 kilowatt-hours (kWh) of usage on residential bills during the first 12 months of cost recovery.  Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge to recover the amount above $800 million.

•
An incentive mechanism whereby customers will receive 100% of certain gains, including but not limited to, gains from the purchase and sale of electricity and natural gas (including transportation and storage), up to a specified threshold.  The gains exceeding that specified threshold will be shared by FPL and its customers.

In September 2013, the Florida Supreme Court heard oral argument on the State of Florida Office of Public Counsel's appeal of the FPSC's final order regarding the 2012 rate agreement.  A ruling by the Florida Supreme Court is pending.

FPL Rates Effective March 2010 - December 2012 - Effective March 1, 2010, pursuant to an FPSC final order (2010 FPSC rate order), new retail base rates for FPL were established, resulting in an increase in retail base revenues of approximately $75 million on an annualized basis.  The 2010 FPSC rate order, among other things, also established a regulatory ROE of 10.0% with a range of plus or minus 100 basis points.  In February 2011, the FPSC issued a final order approving a stipulation and settlement agreement between FPL and principal parties in FPL's 2009 rate case (2010 rate agreement).  The 2010 rate agreement, which was effective through December 31, 2012, provided for, among other things, a reduction in depreciation expense (surplus depreciation credit) in any calendar year up to a cap in 2010 of $267 million, a cap in subsequent years of $267 million plus the amount of any unused portion from prior years, and a total cap of $776 million over the course of the 2010 rate agreement, provided that in any year of the 2010 rate agreement FPL was required to use enough surplus depreciation credit to maintain an earned regulatory ROE within the range of 9.0% - 11.0%.  The 2010 rate agreement also permitted incremental cost recovery through FPL's capacity clause for WCEC Unit No. 3 up to the amount of the projected annual fuel savings for customers.

NEER's revenue is recorded on the basis of commodities delivered, contracts settled or services rendered and includes estimated amounts yet to be billed to customers.  Certain commodity contracts for the purchase and sale of power that meet the definition of a derivative are recorded at fair value with subsequent changes in fair value recognized as revenue.  See Energy Trading below and Note 3.

Electric Plant, Depreciation and Amortization - The cost of additions to units of property of FPL and NEER is added to electric plant in service.  In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation.  Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses.  At December 31, 2013, the electric generating, transmission, distribution and general facilities of FPL represented approximately 51%, 11%, 33% and 5%, respectively, of FPL's gross investment in electric utility plant in service and other property.  Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL.  A number of NEER's generating facilities are encumbered by liens securing various financings.  The net book value of NEER's assets serving as collateral was approximately $10.2 billion at December 31, 2013.  The American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), provided for an option to elect a cash grant (convertible investment tax credits (ITCs)) for certain renewable energy property (renewable property).  Convertible ITCs are recorded as a reduction in property, plant and equipment on NEE's and FPL's consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property.  At December 31, 2013 and 2012, convertible ITCs, net of amortization, were approximately $1.5 billion ($165 million at FPL) and $1.4 billion ($171 million at FPL).  At December 31, 2013 and 2012, approximately $182 million and $170 million, respectively, of such convertible ITCs are included in other receivables on NEE's consolidated balance sheets.

Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis.  FPL includes in depreciation expense a provision for fossil and solar plant dismantlement, interim asset removal costs, accretion related to asset retirement obligations (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs), storm recovery amortization and amortization of pre-construction costs associated with planned nuclear units recovered through a cost recovery clause.  For substantially all of FPL's property, depreciation studies are typically performed and filed with the FPSC at least every four years.  As part of the 2010 FPSC rate order, the FPSC approved new depreciation rates which became effective January 1, 2010.  In accordance with the 2012 rate agreement, FPL is not required to file depreciation studies during the effective period of the agreement and the previously approved depreciation rates remain in effect.  As discussed in Revenue and Rates above, the use of reserve amortization (the reduction of the reserve under the 2012 rate agreement and the surplus depreciation credit under the 2010 rate agreement) is permitted under the 2012 and 2010 rate agreements.  FPL files a twelve-month forecast

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the FPSC each year which contains a regulatory ROE intended to be earned based on the best information FPL has at that time assuming normal weather.  This forecast establishes a fixed targeted regulatory ROE.  In order to earn the targeted regulatory ROE in each reporting period under the 2012 and 2010 rate agreements, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses.  In general, the net impact of these income statement line items is adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In accordance with the 2012 and 2010 rate agreements, FPL recorded approximately $155 million, $480 million and $187 million of reserve amortization in 2013, 2012 and 2011, respectively.  Beginning in 2013, the reserve is amortized as a reduction of regulatory liabilities - accrued asset removal costs on NEE's and FPL's consolidated balance sheets.  The weighted annual composite depreciation and amortization rate for FPL's electric utility plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed above, was approximately 3.4%, 3.3% and 3.2% for 2013, 2012 and 2011, respectively.

At December 31, 2012, approximately $309 million and $258 million was included in plant in service and other property and accumulated depreciation and amortization, respectively, on FPL's balance sheets (electric plant in service and other property and accumulated depreciation and amortization, respectively, for NEE) with respect to Port Everglades Units Nos. 3 and 4, which FPL retired and began dismantling in 2013. Upon retirement in 2013, FPL reclassified the net book value to a regulatory asset and began amortizing it over a four-year period.

NEER's electric plant in service less salvage value, if any, are depreciated primarily using the straight-line method over their estimated useful lives.  At December 31, 2013 and 2012, wind, nuclear, natural gas and solar plants represented approximately 62% and 67%, 13% and 14%, 9% and 10%, and 6% and 1%, respectively, of NEER's depreciable electric plant in service and other property.  The estimated useful lives of NEER's plants range primarily from 25 to 30 years for wind, natural gas and solar plants and from 25 to 47 years for nuclear plants. NEER reviews the estimated useful lives of its fixed assets on an ongoing basis.  In 2011, this review indicated that the actual lives of certain equipment at NEER's wind plants are expected to be longer than the previously estimated useful lives used for depreciation purposes.  As a result, effective January 1, 2011, NEER changed the estimates of the useful lives of certain equipment to better reflect the estimated periods during which these assets are expected to remain in service.  The useful lives of substantially all of the wind plants’ equipment that were previously estimated to be 25 years were increased to 30 years.  The effect of this change in estimate was to reduce depreciation and amortization expense by approximately $75 million, increase net income by $44 million and increase basic and diluted earnings per share by approximately $0.11 for the year ended December 31, 2011.

Nuclear Fuel - FPL and NEER have several contracts for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel.  See Note 13 - Contracts.  FPL's and NEER's nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity - Allowance for funds used during construction (AFUDC) is a non-cash item which represents the allowed cost of capital, including an ROE, used to finance FPL construction projects.  The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income.  FPSC rules limit the recording of AFUDC to projects that have an estimated cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete.  FPSC rules allow construction projects below the 0.5% threshold as a component of rate base.  During 2013, 2012 and 2011, FPL capitalized AFUDC at a rate of 6.52%, 6.41% and 6.41%, respectively, which amounted to approximately $81 million, $74 million and $50 million, respectively.  See Note 13 - Commitments.

FPL's construction work in progress includes construction materials, progress payments on major equipment contracts, engineering costs, AFUDC and other costs directly associated with the construction of various projects.  Upon completion of the projects, these costs are transferred to electric utility plant in service and other property.  Capitalized costs associated with construction activities are charged to O&M expenses when recoverability is no longer probable.  See Regulation above for information on recovery of costs associated with new nuclear capacity and solar generating facilities.

NEER capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant or sale of development rights.  At December 31, 2013 and 2012, NEER's capitalized development costs totaled approximately $162 million and $106 million, respectively, which are included in noncurrent other assets on NEE's consolidated balance sheets.  These costs include land rights and other third-party costs directly associated with the development of a new project.  Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost.  Capitalized development costs are charged to O&M expenses when it is probable that these costs are not realizable.

NEER's construction work in progress includes construction materials, prepayments on turbine generators and other equipment, third-party engineering costs, capitalized interest and other costs directly associated with the construction and development of various projects.  Interest capitalized on construction projects amounted to approximately $109 million, $139 million and $104 million during 2013, 2012 and 2011, respectively.  Interest expense allocated from NextEra Energy Capital Holdings, Inc. (NEECH) to NEER is based on a deemed capital structure of 70% debt.  Upon commencement of plant operation, costs associated with construction work in progress are transferred to electric plant in service and other property.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Retirement Obligations - NEE and FPL each account for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the asset’s estimated useful life.  Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the consolidated statements of income.  Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost, or income when asset retirement cost is depleted, in the case of NEE's non-rate regulated operations, and ARO and regulatory liability, in the case of FPL.  See Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below and Note 12.

Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - For ratemaking purposes, FPL accrues for the cost of end of life retirement and disposal of its nuclear, fossil and solar plants over the expected service life of each unit based on nuclear decommissioning and fossil and solar dismantlement studies periodically filed with the FPSC.  In addition, FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC.  As approved by the FPSC, FPL previously suspended its annual decommissioning accrual.  For financial reporting purposes, FPL recognizes decommissioning and dismantlement liabilities in accordance with accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred.  Any differences between expense recognized for financial reporting purposes and the amount recovered through rates are reported as a regulatory liability in accordance with regulatory accounting.  See Revenues and Rates, Electric Plant, Depreciation and Amortization, Asset Retirement Obligations and Note 12.

Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval.  FPL filed updated nuclear decommissioning studies with the FPSC in December 2010.  These studies reflect FPL's current plans, under the operating licenses, for prompt dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2032 and 2033, respectively, and provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 in 2043.  These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. government facility.  The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage above what is expected to be refunded by the U.S. Department of Energy (DOE) under a spent fuel settlement agreement, to be approximately $6.2 billion, or $2.5 billion expressed in 2013 dollars.

Restricted funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's and FPL's consolidated balance sheets.  Marketable securities held in the decommissioning funds are primarily classified as available for sale and carried at fair value.  See Note 4.  FPL does not currently make contributions to the decommissioning funds, other than the reinvestment of dividends and interest.  Fund earnings, consisting of dividends, interest and realized gains and losses, as well as any changes in unrealized gains and losses are not recognized in income and are reflected as a corresponding offset in the related regulatory liability accounts.  During 2013, 2012 and 2011 fund earnings on decommissioning funds were approximately $167 million, $98 million and $66 million, respectively.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Fossil and solar plant dismantlement studies are typically performed at least every four years and are submitted to the FPSC for approval.  FPL's latest fossil and solar plant dismantlement studies became effective January 1, 2010 and resulted in an annual expense of $18 million which is recorded in depreciation and amortization expense in NEE's and FPL's consolidated statements of income.  At December 31, 2013, FPL's portion of the ultimate cost to dismantle its fossil and solar units is approximately $751 million, or $394 million expressed in 2013 dollars.  In accordance with the 2012 rate agreement, FPL is not required to file fossil and solar dismantlement studies during the effective period of the agreement.

NEER records nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) in accordance with accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred.  The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete.  See Note 12.  At December 31, 2013 and 2012, NEER's ARO related to nuclear decommissioning totaled approximately $434 million and $408 million, respectively, and was determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning.  NEER's portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $11.9 billion, or $2.0 billion expressed in 2013 dollars.

Seabrook files a comprehensive nuclear decommissioning study with the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) every four years; the most recent study was filed in 2011.  Seabrook's decommissioning funding plan is also subject to annual review by the NDFC.  Currently, there are no ongoing decommissioning funding requirements for Seabrook, Duane

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Arnold and Point Beach, however, the U.S. Nuclear Regulatory Commission (NRC), and in the case of Seabrook, the NDFC, has the authority to require additional funding in the future.  NEER's portion of Seabrook's, Duane Arnold's and Point Beach's restricted funds for the payment of future expenditures to decommission these plants is included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's consolidated balance sheets.  Marketable securities held in the decommissioning funds are primarily classified as available for sale and carried at fair value.  Market adjustments result in a corresponding adjustment to other comprehensive income (OCI), except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds in NEE's consolidated statements of income.  Fund earnings are recognized in income and are reinvested in the funds.  See Note 4.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Major Maintenance Costs - FPL uses the accrue-in-advance method for recognizing costs associated with planned major nuclear maintenance, in accordance with regulatory treatment, and records the related accrual as a regulatory liability.  FPL expenses costs associated with planned fossil maintenance as incurred.  FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage.  Any difference between the estimated and actual costs is included in O&M expenses when known.  The accrued liability for nuclear maintenance costs at December 31, 2013 and 2012 totaled approximately $70 million and $35 million, respectively, and is included in regulatory liabilities - other on NEE's and FPL's consolidated balance sheets.  For the years ended December 31, 2013, 2012 and 2011, FPL recognized approximately $92 million, $104 million and $97 million, respectively, in nuclear maintenance costs which are primarily included in O&M expenses in NEE's and FPL's consolidated statements of income.

NEER uses the deferral method to account for certain planned major maintenance costs.  NEER's major maintenance costs for its nuclear generating units and combustion turbines are capitalized and amortized on a unit of production method over the period from the end of the last outage to the beginning of the next planned outage.  NEER's capitalized major maintenance costs, net of accumulated amortization, totaled approximately $92 million and $148 million at December 31, 2013 and 2012, respectively, and are included in noncurrent other assets on NEE's consolidated balance sheets.  For the years ended December 31, 2013, 2012 and 2011, NEER amortized approximately $93 million, $100 million and $77 million in major maintenance costs which are included in O&M expenses in NEE's consolidated statements of income.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash - At December 31, 2013 and 2012, NEE had approximately $215 million ($38 million for FPL) and $149 million ($38 million for FPL), respectively, of restricted cash included in other current assets on NEE's and FPL's consolidated balance sheets, which was restricted primarily for debt service payments and margin cash collateral. Where offsetting positions exist, restricted cash related to margin cash collateral is netted against derivative instruments. See Note 3. In addition, NEE had approximately $2 million and $251 million of noncurrent restricted cash at December 31, 2013 and 2012, respectively, related to loan proceeds held for construction at NEER, which is included in noncurrent other assets on NEE's consolidated balance sheets.

Allowance for Doubtful Accounts - FPL maintains an accumulated provision for uncollectible customer accounts receivable that is estimated using a percentage, derived from historical revenue and write-off trends, of the previous five months of revenue.  Additional amounts are included in the provision to address specific items that are not considered in the calculation described above.  NEER regularly reviews collectibility of its receivables and establishes a provision for losses estimated as a percentage of accounts receivable based on the historical bad debt write-off trends for its retail electricity provider operations and, when necessary, using the specific identification method for all other receivables.

Inventory - FPL values materials, supplies and fossil fuel inventory using a weighted-average cost method.  NEER's materials, supplies and fossil fuel inventories are carried at the lower of weighted-average cost or market, unless evidence indicates that the weighted-average cost (even if in excess of market) will be recovered with a normal profit upon sale in the ordinary course of business.

Energy Trading - NEE provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in power and gas marketing and trading activities to optimize the value of electricity and fuel contracts, generating facilities and gas infrastructure assets, as well as to take advantage of projected favorable commodity price movements.  Trading contracts that meet the definition of a derivative are accounted for at fair value and realized gains and losses from all trading contracts, including those where physical delivery is required, are recorded net for all periods presented.  See Note 3.

Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve - In connection with the 2007 storm-recovery bond financing (see Note 8 - FPL), the net proceeds to FPL from the sale of the storm-recovery property were used primarily to reimburse FPL for its estimated net of tax deficiency in its storm and property insurance reserve (storm reserve) and provide for a storm and property insurance reserve fund (storm fund).  Upon the issuance of the storm-recovery bonds, the storm reserve deficiency was reclassified to securitized storm-recovery costs and is recorded as a regulatory asset on NEE's and FPL's consolidated balance sheets.  As storm-recovery charges are billed to customers, the securitized storm-recovery costs are amortized and included in depreciation

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and amortization in NEE's and FPL's consolidated statements of income.  Marketable securities held in the storm fund are classified as available for sale and are carried at fair value with market adjustments, including any other than temporary impairment losses, resulting in a corresponding adjustment to the storm reserve.  Fund earnings, net of taxes, are reinvested in the fund.  The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.  The storm fund is included in special use funds on NEE's and FPL's consolidated balance sheets and was approximately $74 million and $73 million at December 31, 2013 and 2012, respectively.  See Note 4.

The storm reserve that was reestablished in an FPSC financing order related to the issuance of the storm-recovery bonds was not initially reflected on NEE's and FPL's consolidated balance sheets because the associated regulatory asset did not meet the specific recognition criteria under the accounting guidance for certain regulated entities.  As a result, the storm reserve will be recognized as a regulatory liability as the storm-recovery charges are billed to customers and charged to depreciation and amortization in NEE's and FPL's consolidated statements of income.  Furthermore, the storm reserve will be reduced as storm costs are reimbursed.  As of December 31, 2013, FPL had the capacity to absorb up to approximately $121 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC or filing a petition with the FPSC.

Impairment of Long-Lived Assets - NEE evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset.  The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset's fair value.  In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate.  See Note 4 - Nonrecurring Fair Value Measurements and Note 6.

Goodwill and Other Intangible Assets - NEE's goodwill and other intangible assets are as follows:

	Weighted- Average Useful Lives	December 31,
		2013	2012
	(years)	(millions)
Goodwill:
Merchant reporting unit		$72	$72
Wind reporting unit		49	51
Fiber-optic telecommunications reporting unit		28	28
Total goodwill		$149	$151
Other intangible assets not subject to amortization, primarily land easements		$143	$143
Other intangible assets subject to amortization:
Purchased power agreements	20	$70	$72
Customer lists	5	35	39
Other, primarily transmission and development rights, permits and licenses	24	98	87
Total		203	198
Less accumulated amortization		(112)	(102)
Total other intangible assets subject to amortization - net		$91	$96

NEE's goodwill relates to various acquisitions which were accounted for using the purchase method of accounting.  Other intangible assets subject to amortization are amortized, primarily on a straight-line basis, over their estimated useful lives.  For the years ended December 31, 2013, 2012 and 2011, amortization expense was approximately $13 million, $14 million and $14 million, respectively, and is expected to be approximately $12 million, $10 million, $6 million, $6 million and $5 million for 2014, 2015, 2016, 2017 and 2018, respectively.

Goodwill and other intangible assets are included in noncurrent other assets on NEE's consolidated balance sheets.  Goodwill and other intangible assets not subject to amortization are assessed for impairment at least annually by applying a fair value-based analysis.  Other intangible assets subject to amortization are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted future cash flows.

Pension and Other Postretirement Plans - NEE allocates net periodic pension benefit income to its subsidiaries based on the pensionable earnings of the subsidiaries' employees; net periodic supplemental executive retirement plan (SERP) benefit costs to its subsidiaries based upon actuarial calculations by participant; and postretirement health care and life insurance benefits (other benefits) net periodic benefit costs to its subsidiaries based upon the number of eligible employees at each subsidiary.

Accounting guidance requires recognition of the funded status of benefit plans in the balance sheet, with changes in the funded status recognized in other comprehensive income within shareholders' equity in the year in which the changes occur.  Since NEE is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, this

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting guidance is reflected at NEE and not allocated to the subsidiaries.  The portion of previously unrecognized actuarial gains and losses, prior service costs or credits and transition obligations that are estimated to be allocable to FPL as net periodic benefit (income) cost in future periods and that otherwise would be recorded in accumulated other comprehensive income (AOCI) are classified as regulatory assets and liabilities at NEE in accordance with regulatory treatment.

Stock-Based Compensation - NEE accounts for stock-based payment transactions based on grant-date fair value.  Compensation costs for awards with graded vesting are recognized on a straight-line basis over the requisite service period for the entire award.  See Note 10 - Stock-Based Compensation.

Income Taxes - Deferred income taxes are recognized on all significant temporary differences between the financial statement and tax bases of assets and liabilities.  In connection with the tax sharing agreement between NEE and its subsidiaries, the income tax provision at each subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or expenses are recorded at the corporate level.  Included in other regulatory assets and other regulatory liabilities on NEE's and FPL's consolidated balance sheets is the revenue equivalent of the difference in accumulated deferred income taxes computed under accounting rules, as compared to regulatory accounting rules.  The net regulatory asset totaled $233 million ($218 million for FPL) and $206 million ($195 million for FPL) at December 31, 2013 and 2012, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.

NEER recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service.  Production tax credits (PTCs) are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes and are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets.  NEE and FPL record a deferred income tax benefit created by the convertible ITCs on the difference between the financial statement and tax bases of renewable property.  For NEER, this deferred income tax benefit is recorded in income tax expense in the year that the renewable property is placed in service.  For FPL, this deferred income tax benefit is offset by a regulatory liability, which is amortized as a reduction of depreciation expense over the approximate lives of the related renewable property in accordance with the regulatory treatment.  At December 31, 2013 and 2012, the net deferred income tax benefits associated with FPL's convertible ITCs were approximately $52 million and $54 million, respectively, and are included in other regulatory assets and regulatory liabilities on NEE's and FPL's consolidated balance sheets.

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets when it is more likely than not that such assets will not be realized.  NEE recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest expense, respectively, net of the amount deferred at FPL.  At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment.  All tax positions taken by NEE in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not threshold.  See Note 5.

Sale of Differential Membership Interests - Certain subsidiaries of NEER sold their Class B membership interest in entities that have ownership interests in wind facilities, with generating capacity totaling approximately 3,541 megawatts (MW) at December 31, 2013, to third-party investors.  In exchange for the cash received, the holders of the Class B membership interests will receive a portion of the economic attributes of the facilities, including income tax attributes, for variable periods.  The transactions are not treated as a sale under the accounting rules and the proceeds received are deferred and recorded as a liability in deferral related to differential membership interests - VIEs on NEE's consolidated balance sheets.  The deferred amount is being recognized in benefits associated with differential membership interests - net in NEE's consolidated statements of income as the Class B members receive their portion of the economic attributes. NEE continues to operate and manage the wind facilities, and consolidates the entities that own the wind facilities.

Variable Interest Entities (VIEs) - An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest.  A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  NEE and FPL evaluate whether an entity is a VIE whenever reconsideration events as defined by the accounting guidance occur.  See Note 8.

2.  Employee Retirement Benefits

Employee Benefit Plans and Other Postretirement Plan - NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries.  NEE also has a SERP, which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees.  The impact of this SERP component is included within pension benefits in the following tables, and was not material to NEE's financial statements for the years ended December 31, 2013, 2012 and 2011.  In addition to pension benefits, NEE sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Plan Assets, Benefit Obligations and Funded Status - The changes in assets and benefit obligations of the plans and the plans' funded status are as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	(millions)
Change in plan assets:
Fair value of plan assets at January 1	$3,385	$3,122	$26	$28
Actual return on plan assets	455	362	2	1
Employer contributions(a)	1	9	28	29
Participant contributions	—	—	5	6
Benefit payments(a)	(149)	(108)	(35)	(38)
Fair value of plan assets at December 31	$3,692	$3,385	$26	$26
Change in benefit obligation:
Obligation at January 1	$2,372	$2,123	$397	$427
Service cost	73	65	4	5
Interest cost	95	98	14	18
Participant contributions	—	—	5	6
Plan amendments(b)	—	26	—	(42)
Special termination benefits(c)	46	—	—	—
Actuarial losses (gains) - net	(183)	168	(31)	21
Benefit payments(a)	(149)	(108)	(35)	(38)
Obligation at December 31(d)	$2,254	$2,372	$354	$397
Funded status:
Prepaid (accrued) benefit cost at NEE at December 31	$1,438	$1,013	$(328)	$(371)
Prepaid (accrued) benefit cost at FPL at December 31	$1,139	$1,132	$(249)	$(261)
______________________

(a)
Employer contributions and benefit payments include only those amounts contributed directly to, or paid directly from, plan assets.  FPL's portion of contributions related to SERP benefits was less than $1 million and $7 million for 2013 and 2012, respectively.  FPL's portion of contributions related to other benefits was $25 million and $27 million for 2013 and 2012, respectively.

(b)	In 2012, certain active plan participants in the postretirement plan in other benefits elected a pension credit in lieu of retiree life insurance benefits.

(c)	Reflects an enhanced early retirement program offered in 2013 as part of an enterprise-wide cost savings initiative.

(d)
NEE's accumulated pension benefit obligation, which includes no assumption about future salary levels, for its pension plans at December 31, 2013 and 2012 was $2,197 million and $2,305 million, respectively.

NEE's and FPL's prepaid (accrued) benefit cost shown above are included on the consolidated balance sheets as follows:

	NEE				FPL
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2013	2012	2013	2012	2013	2012	2013	2012
				(millions)
Prepaid benefit costs	$1,456	$1,031	$—	$—	$1,142	$1,135	$—	$—
Accrued benefit cost included in other current liabilities	(5)	(2)	(26)	(28)	(2)	(2)	(22)	(23)
Accrued benefit cost included in other liabilities	(13)	(16)	(302)	(343)	(1)	(1)	(227)	(238)
Prepaid (accrued) benefit cost at December 31	$1,438	$1,013	$(328)	$(371)	$1,139	$1,132	$(249)	$(261)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid (accrued) benefit cost are as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
		(millions)
Components of AOCI:
Unrecognized prior service benefit (cost) (net of $4 tax benefit, $5 tax benefit, $2 tax expense and $3 tax expense, respectively)	$(8)	$(9)	$4	$4
Unrecognized gain (loss) (net of $18 tax expense, $39 tax benefit, $3 tax benefit and $6 tax benefit, respectively)	30	(63)	(3)	(6)
Total	$22	$(72)	$1	$(2)

NEE's unrecognized amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid (accrued) benefit cost are as follows:

	Regulatory Assets (Liabilities) (Pension)		Regulatory Assets (Liabilities) (SERP and Other)
	2013	2012	2013	2012
	(millions)
Unrecognized prior service cost (benefit)	$25	$30	$(14)	$(16)
Unrecognized losses (gains)	(98)	154	29	58
Total	$(73)	$184	$15	$42

The following table provides the weighted-average assumptions used to determine benefit obligations for the plans.  These rates are used in determining net periodic benefit cost in the following year.

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate	4.80%	4.00%	4.60%	3.75%
Salary increase	4.00%	4.00%	4.00%	4.00%

With regard to the other benefits plan, currently the retiree cost sharing structure largely insulates NEE and FPL from the effects of any future increase in health care costs.  An increase or decrease of one percentage point in assumed health care cost trend rates would have a corresponding effect on the other benefits accumulated obligation of approximately $2 million at December 31, 2013.

NEE's investment policy for the pension plan recognizes the benefit of protecting the plan's funded status, thereby avoiding the necessity of future employer contributions.  Its broad objectives are to achieve a high rate of total return with a prudent level of risk taking while maintaining sufficient liquidity and diversification to avoid large losses and preserve capital over the long term.

The NEE pension plan fund's current target asset allocation, which is expected to be reached over time, is 45% equity investments, 32% fixed income investments, 13% alternative investments and 10% convertible securities.  The pension fund's investment strategy emphasizes traditional investments, broadly diversified across the global equity and fixed income markets, using a combination of different investment styles and vehicles.  The pension fund's equity and fixed income holdings consist of both directly held securities as well as commingled investment arrangements such as common and collective trusts, pooled separate accounts, registered investment companies and limited partnerships.  The pension fund's convertible security assets are principally direct holdings of convertible securities and includes a convertible security oriented limited partnership.  The pension fund's alternative investment holdings are primarily absolute return oriented limited partnerships that use a broad range of investment strategies on a global basis.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value measurements of NEE's pension plan assets by fair value hierarchy level are as follows:

	December 31, 2013(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$1,028	$—	$—	$1,028
Equity commingled vehicles(c)	—	656	—	656
U.S. Government and municipal bonds	115	35	—	150
Corporate debt securities(d)	—	348	—	348
Asset-backed securities	—	249	—	249
Debt security commingled vehicles(e)	—	526	—	526
Convertible securities	46	236	—	282
Limited partnerships(f)	—	226	227	453
Total	$1,189	$2,276	$227	$3,692
______________________

(a)	See Note 4 for discussion of fair value measurement techniques and inputs.

(b)	Includes foreign investments of $337 million.

(c)	Includes foreign investments of $234 million.

(d)	Includes foreign investments of $67 million.

(e)	Includes foreign investments of $54 million and $145 million of short-term commingled vehicles.

(f)
Includes foreign investments of $104 million. Also includes fixed income oriented commingled investment arrangements of $244 million, convertible security oriented limited partnerships of $80 million and alternative investments of $129 million.  Fair values have been estimated using net asset value (NAV) per share of the investments.  Those investments subject to certain restrictions have been classified as Level 3.

	December 31, 2012(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$833	$—	$—	$833
Equity commingled vehicles(c)	—	590	—	590
U.S. Government and municipal bonds	166	50	—	216
Corporate debt securities(d)	—	349	—	349
Asset-backed securities	—	273	—	273
Debt security commingled vehicles(e)	—	589	—	589
Convertible securities	—	261	—	261
Limited partnerships(f)	—	134	140	274
Total	$999	$2,246	$140	$3,385
______________________

(a)	See Note 4 for discussion of fair value measurement techniques and inputs.

(b)	Includes foreign investments of $308 million.

(c)	Includes foreign investments of $204 million.

(d)	Includes foreign investments of $66 million.

(e)	Includes foreign investments of $60 million and $135 million of short-term commingled vehicles.

(f)
Includes foreign investments of $39 million. Also, includes fixed income oriented commingled investment arrangements of $90 million, convertible security oriented limited partnerships of $77 million and alternative investments of $107 million.  Fair values have been estimated using NAV per share of the investments.  Those investments subject to certain restrictions have been classified as Level 3.

With regard to its other benefits plan, NEE's policy is to fund claims as incurred during the year through NEE contributions, participant contributions and plan assets.  The other benefits plan's assets are invested with a focus on assuring the availability of funds to pay benefits while maintaining sufficient diversification to avoid large losses and preserve capital.  The other benefits plan's fund has a strategic asset allocation that targets a mix of 60% equity investments and 40% fixed income investments.  The fund's investment strategy consists of traditional investments, diversified across the global equity and fixed income markets.  The fund's equity and fixed income investments are comprised of assets classified as commingled vehicles such as common and collective trusts, pooled separate accounts, registered investment companies or other forms of pooled investment arrangements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value measurements of NEE's other benefits plan assets at December 31, 2013 and 2012 are substantially all Level 2 and include approximately $18 million and $18 million of equity commingled vehicles (of which $5 million and $4 million were foreign investments) and $6 million and $7 million of debt security commingled vehicles, respectively.

Expected Cash Flows - NEE anticipates paying approximately $26 million for eligible retiree medical expenses on behalf of the other benefits plan during 2014.

The following table provides information about benefit payments expected to be paid by the plans, net of government drug subsidy, for each of the following calendar years:

	Pension Benefits	Other Benefits
	(millions)
2014	$275	$34
2015	$139	$31
2016	$146	$29
2017	$150	$30
2018	$155	$29
2019 - 2023	$817	$132

Net Periodic Cost - The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
			(millions)
Service cost	$73	$65	$64	$4	$5	$6
Interest cost	95	98	98	14	18	21
Expected return on plan assets	(237)	(238)	(238)	(1)	(2)	(2)
Amortization of transition obligation	—	—	—	—	1	3
Amortization of prior service cost (benefit)	7	5	(3)	(2)	(1)	—
Amortization of losses	2	—	—	2	—	—
SERP settlements	—	3	—	—	—	—
Special termination benefits	46	—	—	—	—	—
Net periodic benefit (income) cost at NEE	$(14)	$(67)	$(79)	$17	$21	$28
Net periodic benefit (income) cost at FPL	$(5)	$(43)	$(51)	$13	$16	$21

Other Comprehensive Income - The components of net periodic benefit income (cost) recognized in OCI for the plans are as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
			(millions)
Prior service benefit (cost) (net of $3 tax benefit, $4 tax expense and $2 tax benefit, respectively)	$—	$(6)	$—	$—	$7	$(3)
Net gains (losses) (net of $58 tax expense, $16 tax benefit, $32 tax benefit, $3 tax expense, $3 tax benefit, and $2 tax expense, respectively)	91	(25)	(45)	4	(5)	3
Amortization of prior service benefit (cost)	2	1	(1)	—	—	—
Amortization of transition obligation	—	—	—	—	—	1
Total	$93	$(30)	$(46)	$4	$2	$1

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory Assets (Liabilities) - The components of net periodic benefit (income) cost recognized during the year in regulatory assets (liabilities) for the plans are as follows:

	Regulatory Assets (Liabilities) (Pension)		Regulatory Assets (Liabilities) (SERP and Other)
	2013	2012	2013	2012
	(millions)
Prior service cost (benefit)	$—	$17	$—	$(29)
Unrecognized losses (gains)	(252)	1	(26)	16
Amortization of prior service cost (benefit)	(4)	(3)	1	—
Amortization of transition obligation	—	—	—	(1)
Amortization of unrecognized losses	(1)	—	(2)	(3)
Total	$(257)	$15	$(27)	$(17)

The weighted-average assumptions used to determine net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012		2011
Discount rate	4.00%	4.65%	5.00%	3.75%	4.53%	(a)	5.25%
Salary increase	4.00%	4.00%	4.00%	4.00%	4.00%		4.00%
Expected long-term rate of return(b)	7.75%	7.75%	7.75%	7.75%	8.00%		8.00%
______________________

(a)	Reflects a mid-year rate change due to cost remeasurement resulting from a plan amendment.

(b)
In developing the expected long-term rate of return on assets assumption for its plans, NEE evaluated input, including other qualitative and quantitative factors, from its actuaries and consultants, as well as information available in the marketplace.  NEE considered different models, capital market return assumptions and historical returns for a portfolio with an equity/bond asset mix similar to its funds.  NEE also considered its funds' historical compounded returns.

Employee Contribution Plans - NEE offers employee retirement savings plans which allow eligible participants to contribute a percentage of qualified compensation through payroll deductions.  NEE makes matching contributions to participants' accounts.  Defined contribution expense pursuant to these plans was approximately $46 million, $44 million and $42 million for NEE ($30 million, $29 million and $28 million for FPL) for the years ended December 31, 2013, 2012 and 2011, respectively.  See Note 10 - Employee Stock Ownership Plan.

3.  Derivative Instruments

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated with outstanding and forecasted debt issuances, and to optimize the value of NEER's power generation and gas infrastructure assets.

With respect to commodities related to NEE's competitive energy business, NEER employs risk management procedures to conduct its activities related to optimizing the value of its power generation and gas infrastructure assets, providing full energy and capacity requirements services primarily to distribution utilities, and engaging in power and gas marketing and trading activities to take advantage of expected future favorable price movements and changes in the expected volatility of prices in the energy markets.  These risk management activities involve the use of derivative instruments executed within prescribed limits to manage the risk associated with fluctuating commodity prices.  Transactions in derivative instruments are executed on recognized exchanges or via the over-the-counter markets, depending on the most favorable credit terms and market execution factors.  For NEER's power generation and gas infrastructure assets, derivative instruments are used to hedge the commodity price risk associated with the fuel requirements of the assets, where applicable, as well as to hedge all or a portion of the expected output of these assets.  These hedges are designed to reduce the effect of adverse changes in the wholesale forward commodity markets associated with NEER's power generation and gas infrastructure assets.  With regard to full energy and capacity requirements services, NEER is required to vary the quantity of energy and related services based on the load demands of the customers served.  For this type of transaction, derivative instruments are used to hedge the anticipated electricity quantities required to serve these customers and reduce the effect of unfavorable changes in the forward energy markets.  Additionally, NEER takes positions in the energy markets based on differences between actual forward market levels and management's view of fundamental market conditions, including supply/demand imbalances, changes in traditional flows of energy, changes in short- and long-term weather patterns and anticipated regulatory and legislative outcomes.  NEER uses derivative instruments to realize value from these market dislocations, subject to strict risk management limits around market, operational and credit exposure.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative instruments, when required to be marked to market, are recorded on NEE's and FPL's consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause).  For NEE's non-rate regulated operations, predominantly NEER, essentially all changes in the derivatives' fair value for power purchases and sales, fuel sales and trading activities are recognized on a net basis in operating revenues; fuel purchases used in the production of electricity are recognized in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's consolidated statements of income.  Settlement gains and losses are included within the line items in the consolidated statements of income to which they relate.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the consolidated statements of income.  For commodity derivatives, NEE believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Settlements related to derivative instruments are primarily recognized in net cash provided by operating activities in NEE's and FPL's consolidated statements of cash flows.

While most of NEE's derivatives are entered into for the purpose of managing commodity price risk, optimizing the value of NEER's power generation and gas infrastructure assets, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable.  For interest rate and foreign currency derivative instruments, generally NEE assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of OCI and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period. In April 2013, NEE discontinued hedge accounting for cash flow hedges related to interest rate swaps associated with the solar projects in Spain (see Note 13 - Spain Solar Projects).  At December 31, 2013, NEE's AOCI included amounts related to interest rate cash flow hedges with expiration dates through June 2031 and foreign currency cash flow hedges with expiration dates through September 2030.  Approximately $64 million of net losses included in AOCI at December 31, 2013 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made.  Such amounts assume no change in interest rates, currency exchange rates or scheduled principal payments.

In 2011, subsidiaries of NEER sold their ownership interests in five natural gas-fired generating plants.  See Note 4 - Nonrecurring Fair Value Measurements.  Certain of the plants had hedged their exposure to interest rate and commodity price fluctuations by entering into derivative contracts.  Because the plants were sold to a third party, it became probable that the future hedged transactions would not occur.  Therefore, NEE was required to reclassify any gains or losses in AOCI related to those hedges to earnings.  During the year ended December 31, 2011, NEE reclassified approximately $21 million of net losses to earnings, with $30 million of losses recorded in loss on sale of natural gas-fired generating assets and $9 million of gains recorded in other - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at December 31, 2013 and December 31, 2012, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis.  Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 4 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the consolidated balance sheets.

	December 31, 2013
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$—	$—	$4,543	$3,633	$1,571	$940
Interest rate contracts	89	127	1	93	90	220
Foreign currency swaps	—	50	—	101	—	151
Total fair values	$89	$177	$4,544	$3,827	$1,661	$1,311

FPL:
Commodity contracts	$—	$—	$55	$9	$48	$2

Net fair value by NEE balance sheet line item:
Current derivative assets(a)					$498
Noncurrent derivative assets(b)					1,163
Current derivative liabilities						$838
Noncurrent derivative liabilities						473
Total derivatives					$1,661	$1,311

Net fair value by FPL balance sheet line item:
Current other assets					$48
Current other liabilities						$1
Noncurrent other liabilities						1
Total derivatives					$48	$2
______________________

(a)	Reflects the netting of approximately $181 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $98 million in margin cash collateral received from counterparties.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$—	$—	$4,232	$3,312	$1,361	$564
Interest rate contracts	76	387	—	—	76	387
Foreign currency swaps	—	33	—	33	—	66
Total fair values	$76	$420	$4,232	$3,345	$1,437	$1,017

FPL:
Commodity contracts	$—	$—	$17	$32	$5	$20

Net fair value by NEE balance sheet line item:
Current derivative assets(a)					$517
Noncurrent derivative assets(b)					920
Current derivative liabilities(c)						$430
Noncurrent derivative liabilities						587
Total derivatives					$1,437	$1,017

Net fair value by FPL balance sheet line item:
Current other assets					$4
Noncurrent other assets					1
Current other liabilities						$20
Total derivatives					$5	$20
______________________

(a)	Reflects the netting of approximately $43 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $159 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $79 million in margin cash collateral provided to counterparties.

At December 31, 2013 and 2012, NEE had approximately $24 million and $30 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation.  These amounts are included in current other liabilities on NEE's consolidated balance sheets.  Additionally, at December 31, 2013 and 2012, NEE had approximately $42 million and $49 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative assets or liabilities in the above presentation.  These amounts are included in current other assets on NEE's consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's cash flow hedges are recorded in NEE's consolidated financial statements (none at FPL) as follows:

	Year Ended December 31, 2013				Year Ended December 31, 2012					Year Ended December 31, 2011
	Interest Rate Contracts	Foreign Currency Swaps		Total	Commodity Contracts	Interest Rate Contracts	Foreign Currency Swaps		Total	Commodity Contracts	Interest Rate Contracts	Foreign Currency Swap		Total
	(millions)
Gains (losses) recognized in OCI	$150	$(21)		$129	$—	$(131)	$(30)		$(161)	$—	$(383)	$(17)		$(400)
Gains (losses) reclassified from AOCI to net income(a)	$(61)	$(44)	(b)	$(105)	$8	$(56)	$(21)	(c)	$(69)	$41	$(76)	$1	(b)	$(34)
______________________

(a)
Included in operating revenues for commodity contracts and interest expense for interest rate contracts.  2011 excludes approximately $21 million of net losses related to the discontinuance of certain cash flow hedges. See further discussion above.

(b)	Loss of approximately $4 million is included in interest expense and the balance is included in other - net.

(c)	Loss of approximately $3 million is included in interest expense and the balance is included in other - net.

For the year ended December 31, 2013, NEE recorded a loss of approximately $65 million on fair value hedges which resulted in a corresponding decrease in the related debt.  For the years ended December 31, 2012 and 2011, NEE recorded gains of

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $44 million and $28 million, respectively, on fair value hedges which resulted in corresponding increases in the related debt.

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's consolidated statements of income as follows:

	Years Ended December 31,
	2013	2012	2011
	(millions)
Commodity contracts:(a)
Operating revenues	$76	$171	$473
Fuel, purchased power and interchange	—	38	—
Foreign currency swap - other - net	(72)	(60)	22
Interest rate contracts(b)	3	—	(11)
Total	$7	$149	$484
______________________

(a)
For the year ended December 31, 2013, FPL recorded approximately $81 million of gains related to commodity contracts as regulatory liabilities on its consolidated balance sheet. For the years ended December 31, 2012 and 2011, FPL recorded approximately $177 million and $646 million of losses, respectively, related to commodity contracts as regulatory assets on its consolidated balance sheets.

(b)	Included in interest expense for 2013 and other-net for 2011.

Notional Volumes of Derivative Instruments - The following table represents net notional volumes associated with derivative instruments that are required to be reported at fair value in NEE's and FPL's consolidated financial statements.  The table includes significant volumes of transactions that have minimal exposure to commodity price changes because they are variably priced agreements.  These volumes are only an indication of the commodity exposure that is managed through the use of derivatives.  They do not represent net physical asset positions or non-derivative positions and their hedges, nor do they represent NEE's and FPL's net economic exposure, but only the net notional derivative positions that fully or partially hedge the related asset positions. NEE and FPL had derivative commodity contracts for the following net notional volumes:

	December 31, 2013				December 31, 2012
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(276)	MWh(a)	—		(77)	MWh(a)	—
Natural gas	1,140	MMBtu(b)	674	MMBtu(b)	1,293	MMBtu(b)	894	MMBtu(b)
Oil	(10)	barrels	—		(8)	barrels	—
______________________

(a)	Megawatt-hours

(b)	One million British thermal units

At December 31, 2013 and 2012, NEE had interest rate contracts with a notional amount totaling approximately $6.5 billion and $7.3 billion, respectively, and foreign currency swaps with a notional amount totaling approximately $662 million.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At December 31, 2013 and 2012, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $2.1 billion ($9 million for FPL) and $1.8 billion ($32 million for FPL), respectively.

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $400 million ($20 million at FPL) as of December 31, 2013 and $400 million ($20 million at FPL) as of December 31, 2012.  If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.3 billion ($0.4 billion at FPL) and $2.3 billion ($0.5 billion at FPL) as of December 31, 2013 and 2012, respectively.  Some contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $800 million ($150 million at FPL) and $700 million ($100 million at FPL) as of December 31, 2013 and 2012, respectively.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business.  At December 31, 2013 and 2012, applicable NEE subsidiaries have posted approximately $210 million (none at FPL) and $150 million (none at FPL), respectively, in the form of letters of credit which could be applied toward the collateral requirements described above.  FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

Additionally, some contracts contain certain adequate assurance provisions where a counterparty may demand additional collateral based on subjective events and/or conditions.  Due to the subjective nature of these provisions, NEE and FPL are unable to determine an exact value for these items and they are not included in any of the quantitative disclosures above.

4.  Fair Value Measurements

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

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.  NEE primarily holds investments in money market funds.  The fair value of these funds is calculated using current market prices.

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

Derivative Instruments - NEE and FPL measure the fair value of commodity contracts using prices observed on commodities exchanges and in the over-the-counter markets, or through the use of industry-standard valuation techniques, such as option modeling or discounted cash flows techniques, incorporating both observable and unobservable valuation inputs.  The resulting measurements are the best estimate of fair value as represented by the transfer of the asset or liability through an orderly transaction in the marketplace at the measurement date.

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

NEE, through its subsidiaries, including FPL, also enters into over-the-counter commodity contract derivatives.  The majority of these contracts are transacted at liquid trading points, and the prices for these contracts are verified using quoted prices in active markets from exchanges, brokers or pricing services for similar contracts.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2013
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$20	$—		$—	$—	$20
Special use funds:(b)
NEE:
Equity securities	$1,170	$1,336	(c)	$—	$—	$2,506
U.S. Government and municipal bonds	$647	$180		$—	$—	$827
Corporate debt securities	$—	$597		$—	$—	$597
Mortgage-backed securities	$—	$479		$—	$—	$479
Other debt securities	$16	$44		$—	$—	$60
FPL:
Equity securities	$291	$1,176	(c)	$—	$—	$1,467
U.S. Government and municipal bonds	$584	$154		$—	$—	$738
Corporate debt securities	$—	$421		$—	$—	$421
Mortgage-backed securities	$—	$401		$—	$—	$401
Other debt securities	$16	$30		$—	$—	$46
Other investments:
NEE:
Equity securities	$51	$—		$—	$—	$51
Debt securities	$11	$107		$—	$—	$118
Derivatives:
NEE:
Commodity contracts	$1,368	$2,106		$1,069	$(2,972)	$1,571	(d)
Interest rate contracts	$—	$90		$—	$—	$90	(d)
FPL - commodity contracts	$—	$53		$2	$(7)	$48	(d)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,285	$1,994		$354	$(2,693)	$940	(d)
Interest rate contracts	$—	$127		$93	$—	$220	(d)
Foreign currency swaps	$—	$151		$—	$—	$151	(d)
FPL - commodity contracts	$—	$7		$2	$(7)	$2	(d)
______________________

(a)
Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.  NEE and FPL also have contract settlement receivable and payable balances that are subject to the master netting arrangements but are not offset within the consolidated balance sheets and are recorded in customer receivables - net and accounts payable, respectively.

(b)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at the Carrying Amount below.

(c)	At NEE, approximately $1,300 million ($1,141 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NEE or FPL.

(d)	See Note 3 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2012
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$23	$—		$—	$—	$23
Special use funds:(b)
NEE:
Equity securities	$914	$1,240	(c)	$—	$—	$2,154
U.S. Government and municipal bonds	$451	$143		$—	$—	$594
Corporate debt securities	$—	$572		$—	$—	$572
Mortgage-backed securities	$—	$560		$—	$—	$560
Other debt securities	$15	$26		$—	$—	$41
FPL:
Equity securities	$217	$1,118	(c)	$—	$—	$1,335
U.S. Government and municipal bonds	$390	$119		$—	$—	$509
Corporate debt securities	$—	$397		$—	$—	$397
Mortgage-backed securities	$—	$475		$—	$—	$475
Other debt securities	$16	$16		$—	$—	$32
Other investments:
NEE:
Equity securities	$7	$—		$—	$—	$7
Debt securities	$11	$106		$—	$—	$117
Derivatives:
NEE:
Commodity contracts	$1,187	$2,251		$794	$(2,871)	$1,361	(d)
Interest rate contracts	$—	$76		$—	$—	$76	(d)
FPL - commodity contracts	$—	$14		$3	$(12)	$5	(d)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,240	$1,844		$228	$(2,748)	$564	(d)
Interest rate contracts	$—	$387		$—	$—	$387	(d)
Foreign currency swaps	$—	$66		$—	$—	$66	(d)
FPL - commodity contracts	$—	$31		$1	$(12)	$20	(d)
______________________

(a)
Includes the effect of the contractual ability to settle contracts under master netting arrangements and margin cash collateral payments and receipts.  NEE and FPL also have contract settlement receivable and payable balances that are subject to the master netting arrangements but are not offset within the consolidated balance sheets and are recorded in customer receivables - net and accounts payable, respectively.

(b)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at the Carrying Amount below.

(c)	At NEE, approximately $1,214 million ($1,093 million at FPL) are invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NEE or FPL.

(d)	See Note 3 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's consolidated balance sheets.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All price, volatility, correlation and customer migration inputs used in valuation are subject to validation by the Trading Risk Management group.  The Trading Risk Management group performs a risk management function responsible for assessing credit, market and operational risk impact, reviewing valuation methodology and modeling, confirming transactions, monitoring approval processes and developing and monitoring trading limits.  The Trading Risk Management group is separate from the transacting group.  For markets where independent third-party data is readily available, validation is conducted daily by directly reviewing this market data against inputs utilized by the transacting group, and indirectly by critically reviewing daily risk reports.  For markets where independent third-party data is not readily available, additional analytical reviews are performed on at least a quarterly basis.  These analytical reviews are designed to ensure that all price and volatility curves used for fair valuing transactions are adequately validated each quarter, and are reviewed and approved by the Trading Risk Management group.  In addition, other valuation assumptions such as implied correlations and customer migration rates are reviewed and approved by the Trading Risk Management group on a periodic basis.  Newly created models used in the valuation process are also subject to testing and approval by the Trading Risk Management group prior to use and established models are reviewed annually, or more often as needed, by the Trading Risk Management group.

On a monthly basis, the Exposure Management Committee (EMC), which is comprised of certain members of senior management, meets with representatives from the Trading Risk Management group and the transacting group to discuss NEE's and FPL's energy risk profile and operations, to review risk reports and to discuss fair value issues as necessary.  The EMC develops guidelines required for an appropriate risk management control infrastructure, which includes implementation and monitoring of compliance with Trading Risk Management policy.  The EMC executes its risk management responsibilities through direct oversight and delegation of its responsibilities to the Trading Risk Management group, as well as to other corporate and business unit personnel.

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at December 31, 2013 are as follows:

Transaction Type	Fair Value at December 31, 2013		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$677	$74	Discounted cash flow	Forward price (per MWh)	$13	—	$207
Forward contracts - gas	82	23	Discounted cash flow	Forward price (per MMBtu)	$2	—	$16
Forward contracts - other commodity related	15	11	Discounted cash flow	Forward price (various)	$1	—	$245
Options - power	55	49	Option models	Implied correlations	7%	—	96%
				Implied volatilities	1%	—	200%
Options - gas	22	29	Option models	Implied correlations	7%	—	96%
				Implied volatilities	1%	—	175%
Full requirements and unit contingent contracts	218	168	Discounted cash flow	Forward price (per MWh)	$(32)	—	$222
				Customer migration rate(a)	—%	—	20%
Total	$1,069	$354
______________________

(a)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
————————————

(a)	Assumes the contract is in a gain position.

In addition, the fair value measurement of interest rate swap liabilities related to the solar projects in Spain of approximately $93 million at December 31, 2013 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the swap agreements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Years Ended December 31,
	2013		2012		2011
	NEE	FPL	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$566	$2	$486	$4	$296	$7
Realized and unrealized gains (losses):
Included in earnings(a)	299	—	218	—	454	—
Included in regulatory assets and liabilities	—	—	5	5	3	3
Purchases	101	—	273	(7)	270	(6)
Settlements	(55)	(2)	(181)	—	(166)	—
Issuances	(173)	—	(243)	—	(362)	—
Transfers in(b)	(120)	—	20	—	6	—
Transfers out(b)	4	—	(12)	—	(15)	—
Fair value of net derivatives based on significant unobservable inputs at December 31	$622	$—	$566	$2	$486	$4
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$329	$—	$152	$—	$423	$—
______________________

(a)
For the year ended December 31, 2013, $302 million of realized and unrealized gains are reflected in the consolidated statement of income in operating revenues and the balance is primarily reflected in interest expense. For the years ended December 31, 2012 and 2011, $220 million and $441 million, respectively, of realized and unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

(b)
Transfers into Level 3 were a result of decreased observability of market data and, in 2013, the use of a significant credit valuation adjustment. Transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the year ended December 31, 2013, $330 million of unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is reflected in interest expense. For the years ended December 31, 2012 and 2011, $157 million and $423 million, respectively, of unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

Nonrecurring Fair Value Measurements - NEE tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In February 2013, the Spanish government enacted a new law that made further changes to the economic framework of renewable energy projects including, among other things, changes that negatively affect the projected economics of the 99.8 MWs of solar thermal facilities that affiliates of NEER were constructing in Spain (Spain solar projects) (see Note 13 - Spain Solar Projects).  Due to the February 2013 change in law, NEER performed a recoverability analysis, considering, among other things, working with lenders to restructure the financing agreements, abandoning the projects or selling the projects, and concluded that the undiscounted cash flows of the Spain solar projects were less than the carrying value of the projects.  Accordingly, NEER performed a fair value analysis based on the income approach to determine the amount of the impairment.  Based on the fair value analysis, property, plant and equipment with a carrying amount of approximately $800 million were written down to their estimated fair value of approximately $500 million as of March 31, 2013, resulting in an impairment of $300 million (which is recorded as a separate line item in NEE's consolidated statements of income for the year ended December 31, 2013) and other related charges ($342 million after-tax, see Note 5).

The estimate of the fair value was based on the discounted cash flows which were determined using a market participant view of the Spain solar projects upon completion and final commissioning of the projects.  As part of the valuation, NEER used observable inputs where available, including the revised renewable energy pricing under the February 2013 change in law.  Significant unobservable inputs (Level 3), including forecasts of generation, estimates of tariff escalation rates and estimated costs of debt and equity capital, were also used in the estimation of fair value.  In addition, NEER made certain assumptions regarding the projected capital and maintenance expenditures based on the estimated costs to complete the Spain solar projects and ongoing capital and maintenance expenditures.  An increase in the revenue and generation forecasts, a decrease in the projected capital and maintenance expenditures or a decrease in the weighted-average cost of capital each would result in an increased fair market value.  Changes in the opposite direction of those unobservable inputs would result in a decreased fair market value.  See Note 13 - Spain Solar Projects for a discussion of additional developments that could potentially impact the Spain solar projects.

In 2011, market value indications and the potential impact of proposed environmental regulations suggested that the carrying value of certain NEER assets, primarily wind assets in West Texas and oil-fired assets in Maine, could be impaired.  NEER performed a fair value analysis and concluded that an impairment charge related to the long-lived assets, primarily property, plant and equipment, was necessary.  The fair value analysis was primarily based on the income approach using significant unobservable inputs (Level 3) including revenue and generation forecasts, projected capital and maintenance expenditures and discount rates.  As a result, long-lived assets held and used with a carrying amount of approximately $79 million were written down to their fair value of $28 million, resulting in an impairment charge of $51 million ($31 million after-tax), which was recorded as a separate line item in NEE's consolidated statements of income for the year ended December 31, 2011.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2011, subsidiaries of NEER completed the sales of their ownership interests in five natural gas-fired generating plants with a total generating capacity of approximately 2,700 MW for net cash proceeds of approximately $1.2 billion, after transaction costs and working capital and other adjustments.  Approximately $363 million of these proceeds were used to repay debt associated with certain of the projects.  A NEER affiliate will continue to operate the facilities that were sold under service contracts expiring through 2016.  In connection with the sales, a loss of approximately $151 million ($98 million after-tax) was recorded in NEE's consolidated statements of income.  The loss includes the reclassification of $30 million from AOCI as a result of the discontinuance of certain cash flow hedges because it became no longer probable that the future hedged transactions would occur.  See Note 3.

See Note 6 for a discussion of the nonrecurring fair value measurement of certain discontinued operations.

Fair Value of Financial Instruments Recorded at the Carrying Amount - The carrying amounts of cash equivalents, short-term debt and commercial paper approximate their fair values.  The carrying amounts and estimated fair values of other financial instruments, excluding those recorded at fair value and disclosed above in Recurring Fair Value Measurements, are as follows:

	December 31, 2013			December 31, 2012
	Carrying Amount	Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$311	$311		$269		$269
Other investments - primarily notes receivable	$531	$627	(b)	$590		$774	(b)
Long-term debt, including current maturities	$27,728	$28,612	(c)	$26,647	(d)	$28,874	(c)
FPL:
Special use funds(a)	$200	$200		$170		$170
Long-term debt, including current maturities	$8,829	$9,451	(c)	$8,782		$10,421	(c)
______________________

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

(b)
Primarily classified as held to maturity.  Fair values are primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3).  Notes receivable bear interest primarily at fixed rates and mature by 2029.  Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement.  The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit ratings and market-related information.  As of December 31, 2013 and 2012, NEE had no notes receivable reported in non-accrual status.

(c)
As of December 31, 2013 and 2012, for NEE, $17,921 million and $18,962 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3).  For FPL, estimated using quoted market prices for the same or similar issues (Level 2).

(d)	Also includes long-term debt reflected in liabilities associated with assets held for sale on the consolidated balance sheets, for which the carrying amount approximates fair value. See Note 6.

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements) consist of FPL's storm fund assets of $74 million and NEE's and FPL's nuclear decommissioning fund assets of $4,706 million and $3,199 million, respectively, at December 31, 2013.  The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value.  The amortized cost of debt and equity securities is $1,954 million and $1,384 million, respectively, at December 31, 2013 and $1,679 million and $1,500 million, respectively, at December 31, 2012 ($1,595 million and $694 million, respectively, at December 31, 2013 and $1,339 million and $839 million, respectively, at December 31, 2012 for FPL).  For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds in NEE's consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at December 31, 2013 of approximately six years at both NEE and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at December 31, 2013 of approximately three years.  The cost of securities sold is determined using the specific identification method.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
	(millions)
Realized gains	$246	$252	$183	$182	$98	$74
Realized losses	$88	$67	$88	$59	$46	$62
Proceeds from sale or maturity of securities	$4,190	$5,028	$4,348	$3,342	$3,790	$2,988

The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	December 31,		December 31,
	2013	2012	2013	2012
		(millions)
Equity securities	$1,125	$680	$777	$521
Debt securities	$42	$92	$36	$77

The unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	December 31,		December 31,
	2013	2012	2013	2012
		(millions)
Unrealized losses(a)	$32	$3	$25	$2
Fair value	$1,069	$277	$844	$223
______________________

(a)	Unrealized losses on available for sale debt securities for securities in an unrealized loss position for greater than twelve months at December 31, 2013 and 2012 were not material to NEE or FPL.

Regulations issued by the FERC and the NRC provide general risk management guidelines to protect nuclear decommissioning funds and to allow such funds to earn a reasonable return.  The FERC regulations prohibit, among other investments, investments in any securities of NEE or its subsidiaries, affiliates or associates, excluding investments tied to market indices or mutual funds.  Similar restrictions applicable to the decommissioning funds for NEER's nuclear plants are included in the NRC operating licenses for those facilities or in NRC regulations applicable to NRC licensees not in cost-of-service environments.  With respect to the decommissioning fund for Seabrook, decommissioning fund contributions and withdrawals are also regulated by the NDFC pursuant to New Hampshire law.

The nuclear decommissioning reserve funds are managed by investment managers who must comply with the guidelines of NEE and FPL and the rules of the applicable regulatory authorities.  The funds' assets are invested giving consideration to taxes, liquidity, risk, diversification and other prudent investment objectives.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Income Taxes

The components of income taxes are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
	(millions)
Federal:
Current(a)	$(145)	$(4)	$(35)	$174	$(261)	$(64)
Deferred	874	636	572	540	906	622
Total federal	729	632	537	714	645	558
State:
Current(a)	69	14	11	44	26	43
Deferred	3	46	(19)	77	81	53
Total state	72	60	(8)	121	107	96
Total income taxes	$801	$692	$529	$835	$752	$654
______________________

(a)	Includes provision for unrecognized tax benefits.

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	1.9	1.5	(0.2)	3.6	3.5	3.6
PTCs and ITCs - NEER	(8.3)	(7.8)	(11.1)	—	—	—
Convertible ITCs - NEER	(2.4)	(1.5)	(0.1)	—	—	—
Valuation allowance associated with Spain solar projects(a)	5.1	—	—	—	—	—
Other - net	0.5	(0.6)	(2.0)	(0.4)	(0.7)	(0.6)
Effective income tax rate	31.8%	26.6%	21.6%	38.2%	37.8%	38.0%
______________________

(a)	Reflects a full valuation allowance on deferred tax assets associated with the Spain solar projects. See Note 4 - Nonrecurring Fair Value Measurements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	NEE		FPL
	December 31,		December 31,
	2013	2012	2013	2012
	(millions)
Deferred tax liabilities:
Property-related	$11,247	$10,206	$6,948	$6,193
Pension	567	403	441	438
Storm reserve deficiency	180	212	180	212
Nuclear decommissioning trusts	188	115	—	—
Net unrealized gains on derivatives	260	245	—	—
Other	686	563	219	162
Total deferred tax liabilities	13,128	11,744	7,788	7,005
Deferred tax assets and valuation allowance:
Decommissioning reserves	431	418	361	348
Postretirement benefits	145	162	107	114
Net operating loss carryforwards	1,343	1,216	96	6
Tax credit carryforwards	2,522	2,312	—	—
ARO and accrued asset removal costs	795	832	670	723
Other	959	790	297	197
Valuation allowance(a)	(325)	(192)	—	—
Net deferred tax assets	5,870	5,538	1,531	1,388
Net accumulated deferred income taxes	$7,258	$6,206	$6,257	$5,617
______________________

(a)	Amount relates to a valuation allowance related to the Spain solar projects, deferred state tax credits and state operating loss carryforwards.

Deferred tax assets and liabilities are included on the consolidated balance sheets as follows:

	NEE			FPL
	December 31,			December 31,
	2013	2012		2013		2012
		(millions)
Deferred income taxes - current assets	$753	$397	(a)	$98	(b)	$—
Noncurrent other assets	139	113		—		—
Other current liabilities	(6)	(13)		—		(33)
Deferred income taxes - noncurrent liabilities	(8,144)	(6,703)		(6,355)		(5,584)
Net accumulated deferred income taxes	$(7,258)	$(6,206)		$(6,257)		$(5,617)
______________________

(a)
NEE reclassified approximately $430 million of federal operating loss carryforwards from current deferred income taxes to noncurrent deferred income taxes in the first quarter of 2013 as a result of increased tax depreciation deductions available under the American Taxpayer Relief Act of 2012, which was enacted in January 2013.

(b)	Included in other current assets on FPL's consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of NEE's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2013 are as follows:

	Amount	Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$1,066	2026-2032
State	161	2014-2033
Foreign	116	2017-2033
Net operating loss carryforwards	$1,343
Tax credit carryforwards:
Federal	$2,218	2022-2033
State	304	2014-2034
Tax credit carryforwards	$2,522

6.  Discontinued Operations

In 2013, a subsidiary of NEER completed the sale of its ownership interest in a portfolio of hydropower generation plants and related assets with a total generating capacity of 351 MW located in Maine and New Hampshire.  The sales price primarily included the assumption by the buyer of $700 million in related debt.  In connection with the sale, a gain of approximately $372 million ($231 million after-tax) is reflected in net gain from discontinued operations, net of income taxes in NEE's consolidated statements of income for the year ended December 31, 2013.  The carrying amounts of the major classes of assets and liabilities related to the plants that were classified as held for sale on NEE's consolidated balance sheet at December 31, 2012 primarily represent property, plant and equipment and the related long-term debt.  The operations of the hydropower generation plants, exclusive of the gain, were not material to NEE's consolidated statements of income for the years ended December 31, 2013, 2012 and 2011.

In 2013, NEER initiated a plan and received internal authorization to pursue the sale of its ownership interests in oil-fired generating plants located in Maine (Maine fossil) with a total generating capacity of 796 MW.  In connection with the decision to sell Maine fossil, a loss of approximately $67 million ($43 million after-tax) is reflected in net gain from discontinued operations, net of income taxes in NEE's consolidated statements of income for the year ended December 31, 2013.  The fair value measurement (Level 3) was based on the estimated sales price less the estimated costs to sell.  The estimated sales price was estimated using an income approach based primarily on capacity revenue forecasts.  The carrying amount of the assets and liabilities and the operations, exclusive of the loss, of Maine fossil were not material to NEE's consolidated financial statements as of December 31, 2013 or for the years ended December 31, 2013, 2012 and 2011.

7.  Jointly-Owned Electric Plants

Certain NEE subsidiaries own undivided interests in the jointly-owned facilities described below, and are entitled to a proportionate share of the output from those facilities.  The subsidiaries are responsible for their share of the operating costs, as well as providing their own financing.  Accordingly, each subsidiary includes its proportionate share of the facilities and related revenues and expenses in the appropriate balance sheet and statement of income captions.  NEE's and FPL's respective shares of direct expenses for these facilities are included in fuel, purchased power and interchange, O&M, depreciation and amortization and taxes other than income taxes and other in NEE's and FPL's consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2013
	Ownership Interest	Gross Investment(a)	Accumulated Depreciation(a)	Construction Work in Progress
		(millions)
FPL:
St. Lucie Unit No. 2	85%	$1,813	$606	$14
St. Johns River Power Park units and coal terminal	20%	$387	$195	$14
Scherer Unit No. 4	76%	$1,093	$329	$—
NEER:
Duane Arnold	70%	$386	$104	$41
Seabrook	88.23%	$965	$188	$85
Wyman Station Unit No. 4	84.35%	$109	$44	$—
Corporate and Other:
Transmission substation assets located in Seabrook, New Hampshire	88.23%	$70	$15	$2
______________________

(a)	Excludes nuclear fuel.

8.  Variable Interest Entities

As of December 31, 2013, NEE has fourteen VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC.  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and are secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $324 million and $366 million at December 31, 2013 and 2012, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's consolidated balance sheets.  The liabilities of the VIE were approximately $394 million and $447 million at December 31, 2013 and 2012, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's consolidated balance sheets.

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a purchased power agreement effective in 1994 with this 250 MW coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per MWh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The purchased power agreement with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are recovered through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the years ended December 31, 2013, 2012 and 2011, FPL purchased 784,155 MWh, 680,500 MWh and 1,188,649 MWh, respectively, from the facility at a total cost of approximately $152 million, $174 million and $189 million, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NEER - NEE consolidates thirteen NEER VIEs.  NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, and through its 100% equity ownership has the obligation to absorb expected losses of these VIEs.

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generating facilities with the capability of producing 110 MW.  This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  This VIE uses third party debt and equity to finance its operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER for the repayment of debt.  The assets and liabilities of the VIE were approximately $85 million and $63 million, respectively, at December 31, 2013 and $90 million and $70 million, respectively, at December 31, 2012, and consisted primarily of property, plant and equipment and long-term debt.

The other twelve NEER VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 3,541 MW.  Ten of these VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2018 through 2038; the other two VIEs sell their electric output in the spot market.  The VIEs use third-party debt and/or equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities.  The debt holders have no recourse to the general credit of NEER for the repayment of debt.  The assets and liabilities of these VIEs totaled approximately $5.3 billion and $3.3 billion, respectively, at December 31, 2013.  Nine of the twelve were VIEs at December 31, 2012 and were consolidated; the assets and liabilities of those VIEs totaled approximately $4.6 billion and $3.2 billion, respectively, at December 31, 2012.  At December 31, 2013 and 2012, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of December 31, 2013 and 2012, several NEE subsidiaries have investments totaling approximately $668 million ($505 million at FPL) and $753 million ($583 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included in special use funds and other investments on NEE's consolidated balance sheets and in special use funds on FPL's consolidated balance sheets.  As of December 31, 2013, NEE subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

9.  Investments in Partnerships and Joint Ventures

NEER - NEER has non-controlling non-majority owned interests in various partnerships and joint ventures, essentially all of which own electric generating facilities.  At December 31, 2013 and 2012, NEER's investments in partnerships and joint ventures totaled approximately $365 million and $243 million, respectively, which is included in other investments on NEE's consolidated balance sheets.  NEER's interest in these partnerships and joint ventures range from approximately 20% to 50%.  At December 31, 2013, the principal entities included in NEER's investments in partnerships and joint ventures were Desert Sunlight Investment Holdings, LLC and Northeast Energy, LP, and in 2012 also included Evacuacion Valdecaballeros, SL, Luz Solar Partners Ltd., V and Luz Solar Partners Ltd., III.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized combined information for these principal entities is as follows:

	2013	2012
	(millions)
Net income	$37	$27
Total assets	$1,955	$1,512
Total liabilities	$1,299	$1,053
Partners'/members' equity	$656	$459

NEER's share of underlying equity in the principal entities	$328	$223
Difference between investment carrying amount and underlying equity in net assets(a)	(5)	1
NEER's investment carrying amount for the principal entities	$323	$224
______________________

(a)	The majority of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the remaining life of the investee's assets.

Certain subsidiaries of NEER provide services to the partnerships and joint ventures, including operations and maintenance and business management services.  NEE's operating revenues for the years ended December 31, 2013, 2012 and 2011 include approximately $41 million, $33 million and $26 million, respectively, related to such services.  The net receivables at December 31, 2013 and 2012, for these services, as well as for affiliate energy commodity transactions, payroll and other payments made on behalf of these investees, were approximately $23 million and $11 million, respectively, and are included in other receivables on NEE's consolidated balance sheets.

NEE - In 2004, a trust created by NEE sold $300 million of 5 7/8% preferred trust securities to the public and $9 million of common trust securities to NEE.  The trust is an unconsolidated 100%-owned finance subsidiary.  The proceeds from the sale of the preferred and common trust securities were used to buy 5 7/8% junior subordinated debentures maturing in March 2044 from NEECH.  NEE has fully and unconditionally guaranteed the preferred trust securities and the junior subordinated debentures.

10.  Common Shareholders' Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share of common stock from continuing operations is as follows:

	Years Ended December 31,
	2013	2012	2011
	(millions, except per share amounts)
Numerator - income from continuing operations	$1,720	$1,911	$1,923
Denominator:
Weighted-average number of common shares outstanding - basic	424.2	416.7	416.6
Performance share awards, options, equity units and restricted stock(a)	2.8	2.5	2.4
Weighted-average number of common shares outstanding - assuming dilution	427.0	419.2	419.0
Earnings per share of common stock from continuing operations:
Basic	$4.06	$4.59	$4.62
Assuming dilution	$4.03	$4.56	$4.59
______________________

(a)
Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.  Options, performance share awards, restricted stock and equity units are included in diluted weighted-average number of common shares outstanding by applying the treasury stock method.

Common shares issuable pursuant to equity units, the forward sale agreement described below, stock options and performance share awards and restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 7.1 million, 11.4 million and 14.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Issuance of Common Stock and Forward Sale Agreement - In November 2013, NEE sold 4.5 million shares of its common stock at a price of $88.03 per share, and a forward counterparty borrowed and sold 6.6 million shares of NEE's common stock (borrowed shares) in connection with the forward sale agreement described below.

In connection with the offering and sale of the borrowed shares, NEE entered into a confirmation of forward sale transaction (forward sale agreement) with a forward counterparty for the borrowed shares, to be settled on a date or dates, to be specified at NEE's

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

direction, no later than December 31, 2014. NEE may elect physical settlement, cash settlement or net share settlement for all or a portion of its rights or obligations under the forward sale agreement. If NEE physically settles, it will deliver the shares in exchange for cash proceeds at the then applicable forward sale price, which represents the initial forward sale price of $88.03 per share less certain adjustments as specified in the forward sale agreement.  The forward sale transaction is classified as an equity transaction because it is indexed to NEE's common stock and physical settlement is within NEE's control.  With respect to the borrowed shares, NEE will not receive any proceeds or issue any shares until the settlement of the forward sale agreement. At December 31, 2013, if NEE had settled the forward sale agreement by delivery of the 6.6 million shares of its common stock to the forward counterparty, NEE would have received net proceeds of approximately $576 million.

Prior to the settlement date, the forward sale agreement will have a dilutive effect on NEE’s earnings per share when the average market price per share of NEE’s common stock is above the adjusted forward sale price per share. As of December 31, 2013, the adjusted forward sale price per share was greater than the average market price per share; accordingly, the 6.6 million shares were antidilutive.

Common Stock Dividend Restrictions - NEE's charter does not limit the dividends that may be paid on its common stock.  FPL's mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends and other distributions to NEE.  These restrictions do not currently limit FPL's ability to pay dividends to NEE.

Employee Stock Ownership Plan - The employee retirement savings plans of NEE include a leveraged ESOP feature.  Shares of common stock held by the trust for the employee retirement savings plans (Trust) are used to provide all or a portion of the employers' matching contributions.  Dividends received on all shares, along with cash contributions from the employers, are used to pay principal and interest on an ESOP loan held by a subsidiary of NEECH.  Dividends on shares allocated to employee accounts and used by the Trust for debt service are replaced with shares of common stock, at prevailing market prices, in an equivalent amount.  For purposes of computing basic and fully diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding.

ESOP-related compensation expense was approximately $46 million, $44 million and $42 million in 2013, 2012 and 2011, respectively.  The related share release was based on the fair value of shares allocated to employee accounts during the period.  Interest income on the ESOP loan is eliminated in consolidation.  ESOP-related unearned compensation included as a reduction of common shareholders' equity at December 31, 2013 was approximately $26 million, representing unallocated shares at the original issue price.  The fair value of the ESOP-related unearned compensation account using the closing price of NEE common stock at December 31, 2013 was approximately $155 million.

Stock-Based Compensation - Net income for the years ended December 31, 2013, 2012 and 2011 includes approximately $67 million, $57 million and $49 million, respectively, of compensation costs and $26 million, $22 million and $19 million, respectively, of income tax benefits related to stock-based compensation arrangements.  Compensation cost capitalized for the years ended December 31, 2013, 2012 and 2011 was not material.  As of December 31, 2013, there were approximately $59 million of unrecognized compensation costs related to nonvested/nonexercisable stock-based compensation arrangements.  These costs are expected to be recognized over a weighted-average period of 1.95 years.

At December 31, 2013, approximately 18 million shares of common stock were authorized for awards to officers, employees and non-employee directors of NEE and its subsidiaries under NEE's: (a) 2011 Long Term Incentive Plan, (b) 2007 Non-Employee Directors Stock Plan and (c) earlier equity compensation plans under which shares are reserved for issuance under existing grants, but no additional shares are available for grant under the earlier plans.  NEE satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market.  NEE satisfies stock option exercises by issuing new shares of its common stock.  NEE generally grants most of its stock-based compensation awards in the first quarter of each year.

Restricted Stock and Performance Share Awards - Restricted stock typically vests within three years after the date of grant and is subject to, among other things, restrictions on transferability prior to vesting.  The fair value of restricted stock is measured based upon the closing market price of NEE common stock as of the date of grant.  Performance share awards are typically payable at the end of a three-year performance period if the specified performance criteria are met.  The fair value of performance share awards is estimated primarily based upon the closing market price of NEE common stock as of the date of grant less the present value of expected dividends, multiplied by an estimated performance multiple which is subsequently trued up based on actual performance.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity in restricted stock and performance share awards for the year ended December 31, 2013 was as follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted Stock:
Nonvested balance, January 1, 2013	863,625	$55.26
Granted	320,555	$74.02
Vested	(425,920)	$54.75
Forfeited	(44,424)	$61.65
Nonvested balance, December 31, 2013	713,836	$63.59
Performance Share Awards:
Nonvested balance, January 1, 2013	1,285,089	$46.65
Granted	681,770	$58.53
Vested	(691,769)	$42.12
Forfeited	(79,173)	$54.36
Nonvested balance, December 31, 2013	1,195,917	$55.55

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2012 and 2011 was $60.78 and $54.77 respectively.  The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2012 and 2011 was $51.23 and $50.13, respectively.

The total fair value of restricted stock and performance share awards vested was $82 million, $71 million and $53 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Options - Options typically vest within three years after the date of grant and have a maximum term of ten years.  The exercise price of each option granted equals the closing market price of NEE common stock on the date of grant.  The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2013	2012	2011
Expected volatility(a)	20.08 - 20.15%	21.00%	21.54%
Expected dividends	3.28 - 3.64%	3.99%	4.03%
Expected term (years)(b)	7.0	6.7	6.0
Risk-free rate	1.15 - 1.40%	1.37%	2.80%
______________________

(a)	Based on historical experience.

(b)	Based on historical exercise and post-vesting cancellation experience adjusted for outstanding awards.

Option activity for the year ended December 31, 2013 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance, January 1, 2013	3,191,090	$50.69
Granted	393,396	$72.63
Exercised	(363,279)	$38.19
Forfeited	(28,860)	$64.46
Expired	(800)	$28.38
Balance, December 31, 2013	3,191,547	$54.70	5.9	$99

Exercisable, December 31, 2013	2,453,246	$51.78	5.1	$83

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant date fair value of options granted was $9.20, $7.69 and $7.78 per share for the years ended December 31, 2013, 2012 and 2011, respectively.  The total intrinsic value of stock options exercised was approximately $14 million, $57 million and $29 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash received from option exercises was approximately $14 million, $55 million and $31 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The tax benefits realized from options exercised were approximately $5 million, $22 million and $11 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Accelerated Share Repurchase (ASR) of NEE Common Stock - In December 2011, NEE purchased approximately 6.7 million shares of its common stock at a price of $55.76 per share for an aggregate price of $375 million pursuant to an ASR agreement.  The approximately 6.7 million shares repurchased were retired, which resulted in a decrease in common stock and additional paid-in capital on NEE's consolidated statement of common stockholders' equity.  In February 2012, NEE elected to settle the ASR agreement in cash; the settlement amount was not material.

Preferred Stock - NEE's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value, none of which are outstanding.  FPL's charter authorizes the issuance of 10,414,100 shares of preferred stock, $100 par value; 5 million shares of subordinated preferred stock, no par value and 5 million shares of preferred stock, no par value, none of which are outstanding.

Accumulated Other Comprehensive Income (Loss) - The components of AOCI are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2010	$24		$133		$(1)	$10	$—	$166
Other comprehensive loss	(228)		(30)		(45)	(5)	(12)	(320)
Balances, December 31, 2011	(204)		103		(46)	5	(12)	(154)
Other comprehensive income (loss)	(62)		(7)		(28)	7	(11)	(101)
Balances, December 31, 2012	(266)		96		(74)	12	(23)	(255)
Other comprehensive income (loss) before reclassifications	84		118		95	(45)	7	259
Amounts reclassified from AOCI	67	(a)	(17)	(b)	2	—	—	52
Net other comprehensive income (loss)	151		101		97	(45)	7	311
Balances, December 31, 2013	$(115)		$197		$23	$(33)	$(16)	$56
————————————

(a)	Reclassified to interest expense and other - net in NEE's consolidated statements of income. See Note 3 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Debt

Long-term debt consists of the following:

	December 31,
	2013	2012
	(millions)
FPL:
First mortgage bonds - maturing 2017 through 2042 - 2.75% to 6.20%	$7,490	$7,390
Storm-recovery bonds - maturing 2017 through 2021 - 5.0440% to 5.2555%(a)	386	439
Pollution control, solid waste disposal and industrial development revenue bonds - maturing 2020 through 2029 - variable 0.07% and 0.16% weighted-average interest rates, respectively(b)(c)	633	633
Other long-term debt maturing 2014 through 2040 - primarily variable, 0.66% and 0.66% weighted-average interest rates, respectively(c)	355	355
Unamortized discount	(35)	(35)
Total long-term debt of FPL	8,829	8,782
Less current maturities of long-term debt	356	453
Long-term debt of FPL, excluding current maturities	8,473	8,329
NEECH:
Debentures - maturing 2015 through 2023 - 1.2% to 7 7/8%(d)	2,550	2,800
Debentures, related to NEE's equity units - maturing 2014 through 2018 - 1.339% to 1.90%(e)	2,503	2,003
Junior subordinated debentures - maturing 2044 through 2073 - 5.00% to 8.75%	3,353	3,253
Senior secured bonds - maturing 2030 - 7.500%(f)	500	500
Japanese yen denominated senior notes - maturing 2030 - 5.1325%(d)	95	115
Japanese yen denominated term loans - maturing 2014 - variable, 1.45% and 1.56% weighted-average interest rates, respectively(c)(d)	419	508
Term loans - maturing 2014 through 2018 - primarily variable, 1.27% and 1.30% weighted-average interest rates, respectively(c)	1,815	1,563
Fair value swaps (see Note 3)	4	75
Total long-term debt of NEECH	11,239	10,817
Less current maturities of long-term debt	1,469	1,575
Long-term debt of NEECH, excluding current maturities	9,770	9,242
NEER:
Senior secured limited-recourse bonds and notes - maturing 2017 through 2038 - 4.125% to 7.59%	2,523	2,483
Senior secured limited-recourse term loans - maturing 2015 through 2031 - primarily variable, 3.15% and 2.77% weighted-average interest rates, respectively(c)(d)	3,874	2,617
Other long-term debt - maturing 2015 through 2030 - primarily variable, 3.45% and 2.83% weighted-average interest rates, respectively(c)(d)(g)	808	836
Canadian revolving credit facilities - maturing 2014 and 2016 - variable, 2.33% and 2.33% weighted-average interest rates, respectively(c)	472	413
Unamortized discount	(10)	—
Total long-term debt of NEER	7,667	6,349
Less current maturities of long-term debt(g)	1,941	743
Long-term debt of NEER, excluding current maturities	5,726	5,606
Total long-term debt	$23,969	$23,177
______________________

(a)
Principal on the storm-recovery bonds is due on the final maturity date (the date by which the principal must be repaid to prevent a default) for each tranche, however, it is being paid semiannually and sequentially.

(b)
Tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity.  In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture.  If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds.  As of December 31, 2013, all tax exempt bonds tendered for purchase have been successfully remarketed.  FPL's bank revolving line of credit facilities are available to support the purchase of tax exempt bonds.

(c)
Variable rate is based on an underlying index plus a margin except for in 2013 approximately $1.1 billion of NEER's senior secured limited-recourse term loans is based on the greater of an underlying index or a floor, plus a margin.

(d)	Interest rate contracts, primarily swaps, have been entered into for the majority of these debt issuances. See Note 3.

(e)	During 2013, the debentures maturing in 2015 and bearing interest at the rate of 1.90% were remarketed and the interest rate was reset to 1.339% per year. See discussion below.

(f)
Issued by a wholly-owned subsidiary of NEECH and collateralized by a third-party note receivable held by that subsidiary.  See Note 4 - Fair Value of Financial Instruments Recorded at the Carrying Amount.

(g)	See Note 13 - Spain Solar Projects for discussion of events of default related to debt associated with the Spain solar projects.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum annual maturities of long-term debt for NEE are approximately $3,766 million, $2,418 million, $1,782 million, $2,064 million and $1,369 million for 2014, 2015, 2016, 2017 and 2018, respectively.  The respective amounts for FPL are approximately $356 million, $60 million, $64 million, $367 million and $72 million.

At December 31, 2013 and 2012, short-term borrowings had a weighted-average interest rate of 0.20% (0.11% for FPL) and 0.49% (0.27% for FPL), respectively.  Available lines of credit aggregated approximately $7.9 billion ($4.9 billion for NEECH and $3.0 billion for FPL) at December 31, 2013.  These facilities provide for the issuance of letters of credit of up to approximately $6.6 billion ($4.1 billion for NEECH and $2.5 billion for FPL).  The issuance of letters of credit is subject to the aggregate commitment under the applicable facility.  While no direct borrowings were outstanding at December 31, 2013, letters of credit totaling $1,128 million and $3 million were outstanding under the NEECH and FPL credit facilities, respectively.

NEE has guaranteed certain payment obligations of NEECH, including most of those under NEECH's debt, including all of its debentures and commercial paper issuances, as well as most of its guarantees and indemnifications.  NEECH has guaranteed certain debt and other obligations of NEER and its subsidiaries.

In May 2012, NEE sold $600 million of equity units (initially consisting of Corporate Units).  Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series E Debenture due June 1, 2017 issued in the principal amount of $1,000 by NEECH (see table above).  Each stock purchase contract requires the holder to purchase by no later than June 1, 2015 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $64.35 to $77.22.  If purchased on the final settlement date, as of December 31, 2013, the number of shares issued would (subject to antidilution adjustments) range from 0.7794 shares if the applicable market value of a share of common stock is less than or equal to $64.35, to 0.6495 shares if the applicable market value of a share is equal to or greater than $77.22, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending May 27, 2015.  Total annual distributions on the equity units will be at the rate of 5.599%, consisting of interest on the debentures (1.70% per year) and payments under the stock purchase contracts (3.899% per year).  The interest rate on the debentures is expected to be reset on or after December 1, 2014.  The holder of the equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit.  The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder’s obligation to purchase NEE common stock under the related stock purchase contract.  If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date.  The debentures are fully and unconditionally guaranteed by NEE.

Also, in May 2012, NEECH completed a remarketing of $350 million aggregate principal amount of its Series C Debentures due June 1, 2014 (Debentures).  The Debentures were issued in May 2009 as components of equity units issued concurrently by NEE (2009 equity units).  The Debentures are fully and unconditionally guaranteed by NEE.  In connection with the remarketing of the Debentures, the interest rate on the Debentures was reset to 1.611% per year, and interest is payable on June 1 and December 1 of each year, commencing June 1, 2012.  In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the 2009 equity units, on June 1, 2012, NEE issued 5,400,500 shares of common stock in exchange for $350 million.

In September 2012, NEE sold $650 million of equity units (initially consisting of Corporate Units).  Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series F Debenture due September 1, 2017 issued in the principal amount of $1,000 by NEECH (see table above).  Each stock purchase contract requires the holder to purchase by no later than September 1, 2015 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $67.15 to $80.58.  If purchased on the final settlement date, as of December 31, 2013, the number of shares issued would (subject to antidilution adjustments) range from 0.7468 shares if the applicable market value of a share of common stock is less than or equal to $67.15, to 0.6223 shares if the applicable market value of a share is equal to or greater than $80.58, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 27, 2015.  Total annual distributions on the equity units will be at the rate of 5.889%, consisting of interest on the debentures (1.60% per year) and payments under the stock purchase contracts (4.289% per year).  The interest rate on the debentures is expected to be reset on or after March 1, 2015.  The holder of the equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit.  The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder’s obligation to purchase NEE common stock under the related stock purchase contract.  If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date.  The debentures are fully and unconditionally guaranteed by NEE.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2013, NEECH completed a remarketing of approximately $402.4 million aggregate principal amount of its Series D Debentures due September 1, 2015, which constitutes a portion of the $402.5 million aggregate principal amount of such debentures (Debentures) that were issued in September 2010 as components of equity units issued concurrently by NEE (2010 equity units).  The Debentures are fully and unconditionally guaranteed by NEE.  In connection with the remarketing of the Debentures, the interest rate on the Debentures was reset to 1.339% per year, and interest is payable on March 1 and September 1 of each year, commencing September 1, 2013.  In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the 2010 equity units, in August and September 2013, NEE issued a total of 5,946,530 shares of common stock in exchange for $402.5 million.

In September 2013, NEE sold $500 million of equity units (initially consisting of Corporate Units).  Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series G Debenture due September 1, 2018 issued in the principal amount of $1,000 by NEECH (see table above).  Each stock purchase contract requires the holder to purchase by no later than September 1, 2016 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $82.70 to $99.24.  If purchased on the final settlement date, as of December 31, 2013, the number of shares issued would (subject to antidilution adjustments) range from 0.6046 shares if the applicable market value of a share of common stock is less than or equal to $82.70 to 0.5038 shares if the applicable market value of a share is equal to or greater than $99.24, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 29, 2016.  Total annual distributions on the equity units will be at the rate of 5.799%, consisting of interest on the debentures (1.45% per year) and payments under the stock purchase contracts (4.349% per year).  The interest rate on the debentures is expected to be reset on or after March 1, 2016.  The holder of the equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit.  The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract.  If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date.  The debentures are fully and unconditionally guaranteed by NEE.

Prior to the issuance of NEE’s common stock, the stock purchase contracts, if dilutive, will be reflected in NEE’s diluted earnings per share calculations using the treasury stock method.  Under this method, the number of shares of NEE common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the stock purchase contracts over the number of shares that could be purchased by NEE in the market, at the average market price during the period, using the proceeds receivable upon settlement.

12.  Asset Retirement Obligations

FPL's ARO relates primarily to the nuclear decommissioning obligation of its nuclear units.  FPL's AROs other than nuclear decommissioning are not significant.  The accounting provisions result in timing differences in the recognition of legal asset retirement costs for financial reporting purposes and the method the FPSC allows FPL to recover in rates.  NEER's ARO relates primarily to the nuclear decommissioning obligation of its nuclear plants and obligations for the dismantlement of its wind facilities located on leased property.  See Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs.

A rollforward of NEE's and FPL's ARO is as follows:

	FPL	NEER	NEE
		(millions)
Balances, December 31, 2011	$1,144	$467	$1,611
Liabilities incurred	9	11	20
Accretion expense	62	32	94
Liabilities settled	(8)	—	(8)
Revision in estimated cash flows - net	(1)	(1)	(2)
Balances, December 31, 2012	1,206	509	1,715
Liabilities incurred	1	24	25
Accretion expense	64	35	99
Liabilities settled	(1)	(2)	(3)
Revision in estimated cash flows - net	15	(1)	14
Balances, December 31, 2013	$1,285	$565	$1,850

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted funds for the payment of future expenditures to decommission NEE's and FPL's nuclear units included in special use funds on NEE's and FPL's consolidated balance sheets are as follows (see Note 4):

	FPL	NEER	NEE
		(millions)
Balances, December 31, 2013	$3,199	$1,507	$4,706
Balances, December 31, 2012	$2,845	$1,272	$4,117

NEE and FPL have identified but not recognized ARO liabilities related to electric transmission and distribution and telecommunications assets resulting from easements over property not owned by NEE or FPL.  These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property or facility for its specified purpose.  The ARO liability is not estimable for such easements as NEE and FPL intend to use these properties indefinitely.  In the event NEE and FPL decide to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

13.  Commitments and Contingencies

Commitments - NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures.  Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities and the procurement of nuclear fuel.  At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction and development of wind and solar projects and the procurement of nuclear fuel.  Capital expenditures for Corporate and Other primarily include the cost for construction of a natural gas pipeline system for new natural gas transportation infrastructure in Florida, as well as the cost to meet customer-specific requirements and maintain the fiber-optic network for the fiber-optic telecommunications business (FPL FiberNet) and the cost to maintain existing transmission facilities at NextEra Energy Transmission, LLC (NEET).

At December 31, 2013, estimated capital expenditures for 2014 through 2018 were as follows:

	2014	2015	2016	2017	2018	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$730	$255	$80	$—	$—	$1,065
Existing	805	680	610	580	545	3,220
Transmission and distribution	1,370	1,200	1,125	955	1,020	5,670
Nuclear fuel	140	210	220	225	180	975
General and other	175	155	120	165	160	775
Total(d)	$3,220	$2,500	$2,155	$1,925	$1,905	$11,705
NEER:
Wind(e)	$1,660	$75	$5	$5	$15	$1,760
Solar(f)	570	740	530	—	—	1,840
Nuclear(g)	310	285	300	255	270	1,420
Other(h)	535	25	75	40	75	750
Total	$3,075	$1,125	$910	$300	$360	$5,770
Corporate and Other(i)	$170	$415	$735	$345	$95	$1,760
______________________

(a)	Includes AFUDC of approximately $45 million, $53 million and $28 million for 2014 through 2016, respectively.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.

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

(e)
Consists of capital expenditures for new wind projects and related transmission totaling approximately 1,390 MW, including approximately 465 MW in Canada, that have received applicable internal approvals.  NEER expects to add new U.S. wind generation of 2,000 MW to 2,500 MW in 2013 through 2015, including 250 MW added in 2013, at a total cost of approximately $3.5 billion to $4.5 billion.

(f)
Consists of capital expenditures for new solar projects and related transmission totaling approximately 765 MW that have received applicable internal approvals, including equity contributions associated with a 50% equity investment in a 550 MW solar project.  Includes approximately $1 billion of total estimated costs associated with the pending acquisition of the development rights for a 250 MW solar project that is expected to close in early 2014, subject to certain conditions precedent, and construction, which is expected to be completed in 2016.  Excludes solar projects requiring internal approvals with generation totaling 40 MW with an estimated cost of approximately $100 million.

(g)	Includes nuclear fuel.

(h)	Consists of capital expenditures that have received applicable internal approvals.

(i)
Includes capital expenditures totaling approximately $1.4 billion for 2014 through 2018 for construction of a natural gas pipeline system that has received applicable internal approvals, including approximately $880 million of equity contributions associated with a 33% equity investment in the northern portion of the natural gas pipeline system and $520 million for the southern portion, which includes AFUDC of approximately $2 million, $8 million, $20 million and $11 million for 2014 through 2017, respectively. The natural gas pipeline system is subject to certain conditions, including FERC approval.  A FERC decision is expected in 2015.  See Contracts below.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  As of December 31, 2013, FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,330 MW annually through 2015 and 375 MW annually thereafter through 2021.  FPL also has various firm pay-for-performance contracts to purchase approximately 705 MW from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2024 through 2034.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas.  In addition, FPL has entered into 25-year natural gas transportation agreements with each of Sabal Trail Transmission, LLC (Sabal Trail, an entity in which a NEECH subsidiary has a 33% ownership interest), and Florida Southeast Connection, LLC (Florida Southeast Connection, a wholly-owned NEECH subsidiary) for a quantity of 400,000 MMBtu/day beginning on May 1, 2017 and increasing to 600,000 MMBtu/day on May 1, 2020.  These agreements contain firm commitments that are contingent upon the occurrence of certain events, including FERC approval and completion of construction of the pipeline to be built by each of Sabal Trail and Florida Southeast Connection.  See Commitments above.

As of December 31, 2013, NEER has entered into contracts with expiration dates ranging from April 2014 through 2030 primarily for the purchase of wind turbines and towers and construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel. Approximately $1.6 billion of commitments under such contracts are included in the estimated capital expenditures table in Commitments above.  In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from March 2014 through 2033.

Included in Corporate and Other in the table below is the remaining commitment by a NEECH subsidiary of over $900 million to invest in Sabal Trail for the construction of the northern portion of the natural gas pipeline system. Amounts committed for 2014 through 2018 are also included in the estimated capital expenditures table in Commitments above.

The required capacity and/or minimum payments under the contracts discussed above as of December 31, 2013 were estimated as follows:

	2014	2015	2016	2017	2018	Thereafter
	(millions)
FPL:
Capacity charges:(a)
Qualifying facilities	$285	$290	$250	$255	$260	$1,965
JEA and Southern subsidiaries	$215	$195	$70	$50	$10	$—
Minimum charges, at projected prices:
Natural gas, including transportation and storage(b)	$1,520	$605	$550	$745	$825	$14,510
Coal(b)	$65	$40	$20	$—	$—	$—
NEER	$1,220	$145	$170	$100	$105	$490
Corporate and Other(c)(d)	$90	$220	$460	$180	$20	$55
______________________

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $487 million, $523 million and $511 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $263 million, $276 million and $403 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(b)
Recoverable through the fuel clause. Includes approximately $198 million, $294 million and $8,528 million in 2017, 2018 and thereafter, respectively, of firm commitments, subject to certain conditions as noted above, related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(c)	Includes an approximately $52 million commitment to invest in clean power and technology businesses through 2021.

(d)	Excludes approximately $68 million, in 2014, of joint obligations of NEECH and NEER which are included in NEER amounts above.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $15 million, $38 million and $19 million, plus any applicable taxes, per incident, respectively.

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $198 million ($118 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year.  NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $3 million, $5 million and $4 million, plus any applicable taxes, respectively.

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

Spain Solar Projects - On March 28, 2013 and May 3, 2013, events of default occurred under the project-level financing agreements for the Spain solar projects (project-level financing) as a result of changes of law that occurred in December 2012 and February 2013.  These changes of law negatively affected the projected economics of the projects and have caused the project-level financing to be unsupportable by expected future project cash flows.  Under the project-level financing, events of default provide for, among other things, a right by the lenders (which they did not exercise for the project-level financing) to accelerate the payment of the project-level debt.  Accordingly, in 2013, the project-level debt and the associated derivative liabilities related to interest rate swaps were classified as current maturities of long-term debt and current derivative liabilities, respectively, with balances of $799 million and $93 million, respectively, on NEE's consolidated balance sheets as of December 31, 2013. In July 2013, the Spanish government published a new law that created a new economic framework for the Spanish renewable energy sector.  Additional regulatory pronouncements from the Spanish government are needed to complete and implement the framework.  In February 2014, a draft of the regulatory pronouncements was made public and is subject to public comment through February 25, 2014. It is uncertain when the final regulatory pronouncements will be issued. At this time, NEE is unable to assess the framework's ultimate impact on the Spain solar projects which could include further impairment of the Spain solar projects and/or a partial refund of tariff revenues collected since July 2013.

In connection with the foregoing, on March 20, 2013, NEECH filed a lawsuit in the U.S. District Court for the Southern District of New York against the lenders requesting that the court confirm NEECH's conclusion that its obligations to the lenders under the project-level financing agreements were limited, as a result of changes of law, to guaranteeing the payment of the remaining unfunded portion of a specified base equity commitment under the project-level financing agreements as opposed to guaranteeing the payment of all debt outstanding under the project-level financing agreements as well as associated interest rate swap breakage and other specified costs.  On December 20, 2013, NEECH, NextEra Energy España, S.L. (NEE España), which is the NEER subsidiary in Spain that is the direct shareholder of the project-level subsidiaries, and the project-level subsidiaries entered into agreements with the lenders which settled the lawsuit and terminated all guarantee obligations that the lenders claimed that NEECH had under the project-level financing agreements, thereby limiting all future recourse of the lenders under the project-level financing agreements effectively to the letters of credit described below and to the assets of NEE España and the project-level subsidiaries.

As part of the settlement: (1) the lenders irrevocably waived events of default related to changes of law, including those described above, and agreed not to exercise any rights with respect to any additional events of default that may occur with respect to implementing existing changes of law between the settlement date through June 1, 2014; (2) NEECH affiliates provided for the project-level subsidiaries to post approximately €37 million (approximately $50 million as of December 31, 2013) in letters of credit to fund operating and debt service reserves under the project-level financing agreements and €10 million (approximately $14 million as of December 31, 2013) in a letter of credit to provide support for a performance guarantee under the project-level financing agreements; and (3) an affiliate of NEECH repaid the approximately €155 million (approximately $212 million as of December 20, 2013) outstanding under a variable rate revolving loan agreement that had been used to fund a portion of the base equity commitment under the project-level financing agreements and that had an original maturity date in April 2014, and NEE España’s payment obligations to a NEECH affiliate under the variable rate revolving loan agreement were forgiven.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of some of the foregoing actions, NEE España’s net equity was restored to a level above what is required by Spanish law to avoid mandatory liquidation and the shareholder of NEE España rescinded the liquidation process of NEE España that resulted from the impairment recorded due to the changes in law.  See Note 4 - Nonrecurring Fair Value Measurements.

NEE España, the project-level subsidiaries and the lenders have agreed to use commercially reasonable efforts to seek to restructure the project-level financing on or before June 1, 2014.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

14.  Segment Information

NEE's reportable segments are FPL, a rate-regulated electric utility, and NEER, a competitive energy business.  NEER's segment information includes an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.  Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries.  NEE's operating revenues derived from the sale of electricity represented approximately 92%, 93% and 95% of NEE's operating revenues for the years ended December 31, 2013, 2012 and 2011.  Approximately 1% of operating revenues were from foreign sources for each of the three years ended December 31, 2013, 2012 and 2011.  At December 31, 2013 and 2012, approximately 4% of long-lived assets were located in foreign countries.

NEE's segment information is as follows:

	2013				2012				2011
	FPL	NEER(a)	Corp. and Other	Total	FPL	NEER(a)	Corp. and Other	Total	FPL	NEER(a)	Corp. and Other	Total
					(millions)
Operating revenues	$10,445	$4,333	$358	$15,136	$10,114	$3,895	$247	$14,256	$10,613	$4,502	$226	$15,341
Operating expenses(b)	$7,906	$3,730	$259	$11,895	$7,757	$3,024	$199	$10,980	$8,537	$3,351	$192	$12,080
Interest expense	$415	$528	$178	$1,121	$417	$474	$147	$1,038	$387	$530	$118	$1,035
Interest income	$6	$19	$53	$78	$6	$20	$60	$86	$3	$23	$53	$79
Depreciation and amortization	$1,159	$949	$55	$2,163	$659	$818	$41	$1,518	$798	$736	$33	$1,567
Equity in earnings (losses) of equity method investees	$—	$26	$(1)	$25	$—	$19	$(6)	$13	$—	$55	$—	$55
Income tax expense (benefit)(c)(d)	$835	$(16)	$(18)	$801	$752	$(7)	$(53)	$692	$654	$(24)	$(101)	$529
Income (loss) from continuing operations(b)(e)	$1,349	$381	$(10)	$1,720	$1,240	$687	$(16)	$1,911	$1,068	$774	$81	$1,923
Net gain from discontinued operations, net of income taxes(f)	$—	$175	$13	$188	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss)(b)(e)	$1,349	$556	$3	$1,908	$1,240	$687	$(16)	$1,911	$1,068	$774	$81	$1,923
Capital expenditures, independent power and other investments and nuclear fuel purchases	$2,903	$3,613	$166	$6,682	$4,285	$4,681	$495	$9,461	$3,502	$2,774	$352	$6,628
Property, plant and equipment	$39,896	$28,080	$1,472	$69,448	$38,249	$25,333	$1,335	$64,917	$35,170	$21,482	$900	$57,552
Accumulated depreciation and amortization	$10,944	$5,455	$329	$16,728	$10,698	$4,535	$271	$15,504	$10,916	$3,914	$232	$15,062
Total assets(g)	$36,488	$30,154	$2,664	$69,306	$34,853	$27,139	$2,447	$64,439	$31,816	$23,459	$1,913	$57,188
Investment in equity method investees	$—	$365	$57	$422	$—	$243	$19	$262	$—	$193	$9	$202
______________________

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt.  For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)
NEER includes impairment charges of $300 million and other related charges ($342 million after-tax) in 2013 and impairment charges of $51 million ($31 million after-tax) in 2011.  See Note 4 - Nonrecurring Fair Value Measurements.

(c)	NEER includes PTCs that were recognized based on its tax sharing agreement with NEE. See Note 1 - Income Taxes.

(d)
In 2011, Corporate and Other includes state deferred income tax benefits of approximately $64 million, net of federal income taxes, related to state tax law changes and an income tax benefit of $41 million related to the dissolution of a subsidiary.

(e)
In 2011, NEER and Corporate and Other include an after-tax loss on sale of natural gas-fired generating assets of $92 million and $6 million, respectively.  See Note 4 - Nonrecurring Fair Value Measurements.

(f)	See Note 6.

(g)	In 2012, NEER includes assets held for sale of approximately $335 million. See Note 6.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL.  Most of NEECH's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NEE.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Year Ended December 31, 2013				Year Ended December 31, 2012				Year Ended December 31, 2011
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
Operating revenues	$—	$4,703	$10,433	$15,136	$—	$4,154	$10,102	$14,256	$—	$4,740	$10,601	$15,341
Operating expenses	(18)	(3,984)	(7,893)	(11,895)	(21)	(3,214)	(7,745)	(10,980)	(15)	(3,540)	(8,525)	(12,080)
Interest expense	(8)	(705)	(408)	(1,121)	(11)	(619)	(408)	(1,038)	(14)	(645)	(376)	(1,035)
Equity in earnings of subsidiaries	1,915	—	(1,915)	—	1,925	—	(1,925)	—	1,878	—	(1,878)	—
Other income (deductions) - net	1	349	51	401	7	313	45	365	1	202	23	226
Income (loss) from continuing operations before income taxes	1,890	363	268	2,521	1,900	634	69	2,603	1,850	757	(155)	2,452
Income tax expense (benefit)	(5)	(29)	835	801	(11)	(50)	753	692	(73)	(53)	655	529
Income (loss) from continuing operations	1,895	392	(567)	1,720	1,911	684	(684)	1,911	1,923	810	(810)	1,923
Net gain from discontinued operations, net of income taxes	13	175	—	188	—	—	—	—	—	—	—	—
Net income (loss)	$1,908	$567	$(567)	$1,908	$1,911	$684	$(684)	$1,911	$1,923	$810	$(810)	$1,923
______________________

(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2013				Year Ended December 31, 2012				Year Ended December 31, 2011
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
Comprehensive income (loss)	$2,219	$781	$(781)	$2,219	$1,810	$611	$(611)	$1,810	$1,603	$535	$(535)	$1,603
______________________

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2013				December 31, 2012
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$31	$29,511	$39,906	$69,448	$31	$26,638	$38,248	$64,917
Less accumulated depreciation and amortization	(10)	(5,774)	(10,944)	(16,728)	(7)	(4,800)	(10,697)	(15,504)
Total property, plant and equipment - net	21	23,737	28,962	52,720	24	21,838	27,551	49,413
CURRENT ASSETS
Cash and cash equivalents	—	418	20	438	2	287	40	329
Receivables	78	1,542	669	2,289	398	1,208	450	2,056
Other	6	1,814	1,295	3,115	432	1,421	999	2,852
Total current assets	84	3,774	1,984	5,842	832	2,916	1,489	5,237
OTHER ASSETS
Investment in subsidiaries	17,910	—	(17,910)	—	16,064	—	(16,064)	—
Other	694	5,129	4,921	10,744	647	4,749	4,393	9,789
Total other assets	18,604	5,129	(12,989)	10,744	16,711	4,749	(11,671)	9,789
TOTAL ASSETS	$18,709	$32,640	$17,957	$69,306	$17,567	$29,503	$17,369	$64,439
CAPITALIZATION
Common shareholders' equity	$18,040	$4,816	$(4,816)	$18,040	$16,068	$3,533	$(3,533)	$16,068
Long-term debt	—	15,496	8,473	23,969	—	14,848	8,329	23,177
Total capitalization	18,040	20,312	3,657	42,009	16,068	18,381	4,796	39,245
CURRENT LIABILITIES
Debt due within one year	—	3,896	561	4,457	—	3,624	558	4,182
Accounts payable	—	589	611	1,200	1	667	613	1,281
Other	199	2,203	1,130	3,532	440	2,317	659	3,416
Total current liabilities	199	6,688	2,302	9,189	441	6,608	1,830	8,879
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	565	1,285	1,850	—	508	1,207	1,715
Deferred income taxes	166	1,963	6,015	8,144	497	891	5,315	6,703
Other	304	3,112	4,698	8,114	561	3,115	4,221	7,897
Total other liabilities and deferred credits	470	5,640	11,998	18,108	1,058	4,514	10,743	16,315
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$18,709	$32,640	$17,957	$69,306	$17,567	$29,503	$17,369	$64,439
______________________

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2013				Year Ended December 31, 2012				Year Ended December 31, 2011
	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,147	$1,466	$2,489	$5,102	$1,166	$1,091	$1,735	$3,992	$1,681	$1,446	$947	$4,074
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(3,756)	(2,926)	(6,682)	—	(5,176)	(4,285)	(9,461)	(16)	(3,109)	(3,503)	(6,628)
Capital contributions from NEE	(777)	—	777	—	(440)	—	440	—	(410)	—	410	—
Cash grants under the Recovery Act	—	165	—	165	—	196	—	196	—	406	218	624
Sale of independent power investments	—	165	—	165	—	—	—	—	—	1,204	—	1,204
Change in loan proceeds restricted for construction	—	228	—	228	—	314	—	314	—	(565)	—	(565)
Other - net	—	17	(16)	1	1	20	2	23	16	60	10	86
Net cash used in investing activities	(777)	(3,181)	(2,165)	(6,123)	(439)	(4,646)	(3,843)	(8,928)	(410)	(2,004)	(2,865)	(5,279)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	3,874	497	4,371	—	5,334	1,296	6,630	—	3,100	840	3,940
Retirements of long-term debt	—	(1,943)	(453)	(2,396)	—	(1,562)	(50)	(1,612)	—	(2,076)	(45)	(2,121)
Proceeds from sale of differential membership interests	—	448	—	448	—	808	—	808	—	466	—	466
Net change in short-term debt	—	(819)	99	(720)	—	286	(225)	61	—	231	229	460
Issuances of common stock	842	—	—	842	405	—	—	405	48	—	—	48
Dividends on common stock	(1,122)	—	—	(1,122)	(1,004)	—	—	(1,004)	(920)	—	—	(920)
Other - net	(92)	286	(487)	(293)	(127)	(1,363)	1,090	(400)	(398)	(1,106)	911	(593)
Net cash provided by (used in) financing activities	(372)	1,846	(344)	1,130	(726)	3,503	2,111	4,888	(1,270)	615	1,935	1,280
Net increase (decrease) in cash and cash equivalents	(2)	131	(20)	109	1	(52)	3	(48)	1	57	17	75
Cash and cash equivalents at beginning of year	2	287	40	329	1	339	37	377	—	282	20	302
Cash and cash equivalents at end of year	$—	$418	$20	$438	$2	$287	$40	$329	$1	$339	$37	$377
______________________

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31(a)	June 30(a)	September 30(a)	December 31(a)
	(millions, except per share amounts)
NEE:
2013
Operating revenues(b)	$3,279	$3,833	$4,394	$3,630
Operating income(b)(c)	$434	$981	$1,185	$641
Income from continuing operations(b)(c)	$84	$610	$698	$327
Net income(b)(c)(d)	$272	$610	$698	$327
Earnings per share - basic:(e)
Continuing operations(c)	$0.20	$1.45	$1.65	$0.76
Net income(c)(d)	$0.65	$1.45	$1.65	$0.76
Earnings per share - assuming dilution:(e)
Continuing operations(c)	$0.20	$1.44	$1.64	$0.75
Net income(c)(d)	$0.64	$1.44	$1.64	$0.75
Dividends per share	$0.66	$0.66	$0.66	$0.66
High-low common stock sales prices	$77.79 - 69.81	$82.65 - 74.78	$88.39 - 78.81	$89.75 - 78.97
2012
Operating revenues(b)	$3,371	$3,667	$3,843	$3,375
Operating income(b)	$803	$1,000	$742	$732
Net income(b)	$461	$607	$415	$429
Earnings per share(e)	$1.12	$1.46	$0.99	$1.02
Earnings per share - assuming dilution(e)	$1.11	$1.45	$0.98	$1.02
Dividends per share	$0.60	$0.60	$0.60	$0.60
High-low common stock sales prices	$61.21 - 58.57	$68.96 - 61.20	$72.22 - 65.95	$72.21 - 66.05

FPL:
2013
Operating revenues(b)	$2,188	$2,696	$3,020	$2,541
Operating income(b)	$543	$724	$778	$495
Net income(b)	$288	$391	$422	$248
2012
Operating revenues(b)	$2,224	$2,580	$2,975	$2,336
Operating income(b)	$481	$662	$719	$496
Net income(b)	$239	$353	$392	$256
______________________

(a)
In the opinion of NEE and FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made.  Results of operations for an interim period generally will not give a true indication of results for the year.

(b)	The sum of the quarterly amounts may not equal the total for the year due to rounding.

(c)	First quarter of 2013 includes impairment and other related charges. See Note 4 - Nonrecurring Fair Value Measurements.

(d)	First quarter of 2013 includes an after-tax net gain from discontinued operations. See Note 6.

(e)	The sum of the quarterly amounts may not equal the total for the year due to rounding and changes in weighted-average number of common shares outstanding.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2013, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the chief executive officer and chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of December 31, 2013.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Corporate Governance and Board Matters" and "Information About NextEra Energy and Management" in NEE's Proxy Statement which will be filed with the SEC in connection with the 2014 Annual Meeting of Shareholders (NEE's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business - Executive Officers of NEE.

NEE has adopted the NextEra Energy, Inc. Code of Ethics for Senior Executive and Financial Officers (the Senior Financial Executive Code), which is applicable to the chief executive officer, the chief financial officer, the chief accounting officer and other senior executive and financial officers.  The Senior Financial Executive Code is available under Corporate Governance in the Investor Relations section of NEE’s internet website at www.nexteraenergy.com.  Any amendments to, or waivers of any provision of, the Senior Financial Executive Code which are required to be disclosed to shareholders under applicable SEC rules will be disclosed on the NEE website at the address listed above within the time period required under SEC rules from time to time.

Item 11.  Executive Compensation

The information required by this item will be included in NEE's Proxy Statement under the headings "Executive Compensation" and "Corporate Governance and Board Matters" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item relating to security ownership of certain beneficial owners and management will be included in NEE's Proxy Statement under the heading "Information About NextEra Energy and Management" and is incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensation Plans

NEE's equity compensation plan information as of December 31, 2013 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,972,593	(a)	$54.70	(b)	12,250,464
Equity compensation plans not approved by security holders(c)	2,523		$27.11		—
Total	5,975,116		$54.67	(b)	12,250,464
__________________________________

(a)
Includes an aggregate of 3,191,547 outstanding options, 2,342,685 unvested performance share awards (at maximum payout), 237,974 deferred fully vested performance shares and 177,377 deferred stock awards (including future reinvested dividends) under the 2011 LTIP and former LTIP, and 23,010 fully vested shares deferred by directors under the NextEra Energy, Inc. 2007 Non-Employee Directors Stock Plan and its predecessor, the FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan.

(b)	Relates to outstanding options only.

(c)
Represents options granted by Gexa Corp. under its Amended and Restated 2004 Incentive Plan and pursuant to various individual grants, all of which were made prior to NEE's acquisition of Gexa Corp. All such options were assumed by NEE in connection with the acquisition of Gexa Corp. and are fully vested and exercisable for shares of NEE common stock. No further grants of stock options will be made under this plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item, to the extent applicable, will be included in NEE's Proxy Statement under the heading "Corporate Governance and Board Matters" and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

NEE - The information required by this item will be included in NEE's Proxy Statement under the heading "Audit-Related Matters" and is incorporated herein by reference.

FPL - The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2013 and 2012.  The amounts presented below reflect allocations from NEE for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2013	2012
Audit fees(a)	$3,567,000	$3,364,000
Audit-related fees(b)	160,000	190,000
Tax fees(c)	34,000	29,000
All other fees(d)	15,000	10,000
Total	$3,776,000	$3,593,000
______________________

(a)
Audit fees consist of fees billed for professional services rendered for the audit of FPL's and NEE's annual consolidated financial statements for the fiscal year, the reviews of the financial statements included in FPL's and NEE's Quarterly Reports on Form 10-Q during the fiscal year and the audit of the effectiveness of internal control over financial reporting, comfort letters, consents, and other services related to SEC matters and services in connection with annual and semi-annual filings of NEE's financial statements with the Japanese Ministry of Finance.

(b)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FPL's and NEE's consolidated financial statements and are not reported under audit fees.  These fees primarily related to agreed-upon procedures and attestation services.

(c)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. In 2013 and 2012, all tax fees paid related to tax compliance services.

(d)	All other fees consist of fees for products and services other than the services reported under the other named categories. In 2013 and 2012, these fees related to training.

In accordance with the requirements of Sarbanes-Oxley Act of 2002, the Audit Committee Charter and the Audit Committee's pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the Audit Committee, except for audits of certain trust funds where the fees are paid by the trust. Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year. This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting. Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such service. In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work. The Audit Committee has delegated to the Chair of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting. At each Audit Committee meeting (other than meetings held to review earnings materials), the Audit Committee reviews a schedule of services for which Deloitte & Touche has been engaged since the prior Audit Committee meeting under existing pre-approvals and the estimated fees for those services. In 2013 and 2012, none of the amounts presented above represent services provided to NEE or FPL by Deloitte & Touche that were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

PART IV

Item 15.  Exhibits, Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements
		Management's Report on Internal Control Over Financial Reporting	69
		Attestation Report of Independent Registered Public Accounting Firm	70
		Report of Independent Registered Public Accounting Firm	71
		NEE:
		Consolidated Statements of Income	72
		Consolidated Statements of Comprehensive Income	73
		Consolidated Balance Sheets	74
		Consolidated Statements of Cash Flows	75
		Consolidated Statements of Common Shareholders' Equity	76
		FPL:
		Consolidated Statements of Income	77
		Consolidated Balance Sheets	78
		Consolidated Statements of Cash Flows	79
		Consolidated Statements of Common Shareholder's Equity	80
		Notes to Consolidated Financial Statements	81 - 124

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

Certain exhibits listed below refer to "FPL Group" and "FPL Group Capital," and were effective prior to the change of the name FPL Group, Inc. to NextEra Energy, Inc., and of the name FPL Group Capital Inc to NextEra Energy Capital Holdings, Inc., during 2010.

Exhibit Number	Description	NEE	FPL
*3(i)a	Restated Articles of Incorporation of NextEra Energy, Inc. (filed as Exhibit 3(i) to Form 10-Q for the quarter ended June 30, 2010, File No. 1-8841)	x
*3(i)b	Restated Articles of Incorporation of Florida Power & Light Company (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 2010, File No. 2-27612)		x
*3(ii)a	Amended and Restated Bylaws of NextEra Energy, Inc., as amended through May 21, 2010 (filed as Exhibit 3(ii) to Form 10-Q for the quarter ended June 30, 2010, File No. 1-8841)	x
*3(ii)b
Amended and Restated Bylaws of Florida Power & Light Company, Inc., as amended through October 17, 2008 (filed as Exhibit 3(ii)b to Form 10-Q for the quarter ended September 30, 2008, File No. 2-27612)

x

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
*4(b)
Indenture (For Unsecured Debt Securities), dated as of June 1, 1999, between FPL Group Capital Inc and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)

x
*4(c)
First Supplemental Indenture to Indenture (For Unsecured Debt Securities) dated as of June 1, 1999, dated as of September 21, 2012, between NextEra Energy Capital Holdings, Inc. and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(e) to Form 10-Q for the quarter ended September 30, 2012, File No. 1-8841)

x
*4(d)
Guarantee Agreement, dated as of June 1, 1999, between FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Guarantee Trustee) (filed as Exhibit 4(b) to Form 8-K dated July 16, 1999, File No. 1-8841)

x
*4(e)
Officer's Certificate of FPL Group Capital Inc, dated December 12, 2008, creating the 7 7/8% Debentures, Series due December 15, 2015 (filed as Exhibit 4 to Form 8-K dated December 12, 2008, File No. 1-8841)

x

Exhibit Number	Description	NEE	FPL
*4(f)	Officer's Certificate of FPL Group Capital Inc, dated March 9, 2009, creating the 6.00% Debentures, Series due March 1, 2019 (filed as Exhibit 4 to Form 8-K dated March 9, 2009, File No. 1-8841)	x
*4(g)	Officer's Certificate of FPL Group Capital Inc, dated May 26, 2009, creating the Series C Debentures due June 1, 2014 (filed as Exhibit 4(c) to Form 8-K dated May 22, 2009, File No. 1-8841)	x
*4(h)
Letter, dated May 21, 2012, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series C Debentures due June 1, 2014, effective May 21, 2012 (filed as Exhibit 4(b) to Form 8-K dated May 21, 2012, File No. 1-8841)

x
*4(i)
Officer's Certificate of FPL Group Capital Inc, dated August 31, 2010, creating the Debentures, 2.60% Series due September 1, 2015 (filed as Exhibit 4 to Form 8-K dated August 31, 2010, File No. 1-8841)

x
*4(j)
Officer's Certificate of FPL Group Capital Inc, dated September 21, 2010, creating the Series D Debentures due September 1, 2015 (filed as Exhibit 4(c) to Form 8-K dated September 15, 2010, File No. 1-8841)

x
*4(k)
Letter, dated August 9, 2013, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series D Debentures due September 1, 2015, effective August 9, 2013 (filed as Exhibit 4(b) to Form 8-K dated August 9, 2013, File No. 1-8841)
x
*4(l)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 10, 2011, creating the 4.50% Debentures, Series due June 1, 2021 (filed as Exhibit 4(b) to Form 8-K dated June 10, 2011, File No. 1-8841)

x
*4(m)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated May 4, 2012, creating the Series E Debentures due June 1, 2017 (filed as Exhibit 4(c) to Form 8-K dated May 4, 2012, File No. 1-8841)

x
*4(n)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 11, 2012, creating the Series F Debentures due September 1, 2017 (filed as Exhibit 4(c) to Form 8-K dated September 11, 2012, File No. 1-8841)

x
*4(o)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 21, 2012, creating the 1.20% Debentures, Series due June 1, 2015 (filed as Exhibit 4 to Form 8-K dated September 21, 2012, File No. 1-8841)

x
*4(p)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. dated June 6, 2013, creating the 3.625% Debentures, Series due June 15, 2023 (filed as Exhibit 4 to Form 8-K dated June 6, 2013, File No. 1-8841)

x
*4(q)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 25, 2013, creating the Series G Debentures due September 1, 2018 (filed as Exhibit 4(c) to Form 8-K dated September 25, 2013, File No. 1-8841)

x
*4(r)
Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities), dated as of March 1, 2004, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(s)
Preferred Trust Securities Guarantee Agreement, dated as of March 15, 2004, between FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Guarantee Trustee) relating to FPL Group Capital Trust I (filed as Exhibit 4(aw) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(t)
Amended and Restated Trust Agreement relating to FPL Group Capital Trust I, dated as of March 15, 2004 (filed as Exhibit 4(at) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(u)
Agreement as to Expenses and Liabilities of FPL Group Capital Trust I, dated as of March 15, 2004 (filed as Exhibit 4(ax) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x

Exhibit Number	Description	NEE	FPL
*4(v)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated March 15, 2004, creating the 5 7/8% Junior Subordinated Debentures, Series due March 15, 2044 (filed as Exhibit 4(av) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)

x
*4(w)
Indenture (For Unsecured Subordinated Debt Securities), dated as of September 1, 2006, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(x)
First Supplemental Indenture to Indenture (For Unsecured Debt Securities) dated as of September 1, 2006, dated as of November 19, 2012, between NextEra Energy Capital Holdings, Inc., NextEra Energy, Inc. as Guarantor, and The Bank of New York Mellon, as Trustee (filed as Exhibit 2 to Form 8-A dated January 16, 2013, File No. 1-33028)

x
*4(y)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(z)
Replacement Capital Covenant, dated September 19, 2006, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(d) to Form 8-K dated September 19, 2006, File No. 1-8841)

x
*4(aa)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated June 12, 2007, creating the Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated June 12, 2007, File No. 1-8841)

x
*4(bb)
Replacement Capital Covenant, dated June 12, 2007, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated June 12, 2007, File No. 1-8841)

x
*4(cc)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated September 17, 2007, creating the Series D Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(dd)
Replacement Capital Covenant, dated September 18, 2007, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series D Junior Subordinated Debentures due 2067 (filed as Exhibit 4(c) to Form 8-K dated September 17, 2007, File No. 1-8841)

x
*4(ee)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated March 19, 2009, creating the Series F Junior Subordinated Debentures due 2069 (filed as Exhibit 4(b) to Form 8-K dated March 17, 2009, File No. 1-8841)

x
*4(ff)
Replacement Capital Covenant, dated March 19, 2009, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series F Junior Subordinated Debentures due 2069 (filed as Exhibit 4(c) to Form 8-K dated March 17, 2009, File No. 1-8841)

x
*4(gg)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated March 27, 2012, creating the Series G Junior Subordinated Debentures due March 1, 2072 (filed as Exhibit 4 to Form 8-K dated March 27, 2012, File No. 1-8841)

x
*4(hh)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated June 15, 2012, creating the Series H Junior Subordinated Debentures due June 15, 2072 (filed as Exhibit 4 to Form 8-K dated June 15, 2012, File No. 1-8841)

x
*4(ii)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated November 19, 2012, creating the Series I Junior Subordinated Debentures due November 15, 2072 (filed as Exhibit 4 to Form 8-K dated November 19, 2012, File No. 1-8841)

x
*4(jj)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated January 18, 2013, creating the Series J Junior Subordinated Debentures due January 15, 2073 (filed as Exhibit 4 to Form 8-K dated January 18, 2013, File No. 1-8841)

x

Exhibit Number	Description	NEE	FPL
*4(kk)
Indenture (For Securing Senior Secured Bonds, Series A), dated May 22, 2007, between FPL Recovery Funding LLC (as Issuer) and The Bank of New York Mellon (as Trustee and Securities Intermediary) (filed as Exhibit 4.1 to Form 8-K dated May 22, 2007 and filed June 1, 2007, File No. 333-141357)

x
*4(ll)
Purchase Contract Agreement, dated as of September 1, 2010, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated September 15, 2010, File No. 1-8841)

x
*4(mm)
Pledge Agreement, dated as of September 1, 2010, among NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated September 15, 2010, File No. 1-8841)

x
*4(nn)
Purchase Contract Agreement dated as of May 1, 2012, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated May 4, 2012, File No. 1-8841)

x
*4(oo)
Pledge Agreement, dated as of May 1, 2012, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated May 4, 2012, File No. 1-8841)

x
*4(pp)
Purchase Contract Agreement dated as of September 1, 2012, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated September 11, 2012, File No. 1-8841)

x
*4(qq)
Pledge Agreement, dated as of September 1, 2012, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated September 11, 2012, File No. 1-8841)

x
*4(rr)
Purchase Contract Agreement, dated as of September 1, 2013, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated September 25, 2013, File No. 1-8841)

x
*4(ss)
Pledge Agreement, dated as of September 1, 2013, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated September 25, 2013, File No. 1-8841)

x
*10(a)	FPL Group, Inc. Supplemental Executive Retirement Plan, amended and restated effective April 1, 1997 (SERP) (filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1999, File No. 1-8841)	x	x
*10(b)	FPL Group, Inc. Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005 (Restated SERP) (filed as Exhibit 10(b) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(c)
Amendment Number 1 to the Restated SERP changing name to NextEra Energy, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2010, File No. 1-8841)

		x	x
*10(d)	Appendix A1 (revised as of December 1, 2012) to the Restated SERP (filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x	x
10(e)	Appendix A2 (revised as of December 12, 2013) to the Restated SERP	x	x
*10(f)	Amended and Restated Supplement to the Restated SERP as it applies to Lewis Hay, III effective January 1, 2005 (filed as Exhibit 10(c) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(g)	Supplement to the SERP as it applies to Lewis Hay, III effective March 22, 2002 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x	x
*10(h)
Supplement to the Restated SERP relating to a special credit to certain executive officers and other officers effective February 15, 2008 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 2007, File No. 1-8841)

		x	x

Exhibit Number	Description	NEE	FPL
*10(i)	Supplement to the Restated SERP effective February 15, 2008 as it applies to Armando Pimentel, Jr. (filed as Exhibit 10(i) to Form 10-K for the year ended December 31, 2007, File No. 1-8841)	x	x
*10(j)	Supplement to the SERP effective December 14, 2007 as it applies to Manoochehr K. Nazar (filed as Exhibit 10(j) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)	x	x
*10(k)	FPL Group, Inc. Long-Term Incentive Plan of 1985, as amended (filed as Exhibit 99(h) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)	x	x
*10(l)
NextEra Energy, Inc. (formerly known as FPL Group, Inc.) Amended and Restated Long-Term Incentive Plan, most recently amended and restated on May 22, 2009 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2009, File No. 1-8841)

		x	x
*10(m)	NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x
*10(n)
Form of NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan Performance Share Award Agreement effective February 18, 2011 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2011, File No. 1-8841)

		x	x
*10(o)	Form of Performance Share Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(p)
Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan, as revised March 16, 2012 (filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2012)

		x	x
*10(q)
Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(a) to Form 8-K dated October 11, 2012)

		x	x
*10(r)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement effective February 13, 2009 (filed as Exhibit 10(q) to Form 10-K for the year ended December 31, 2008, File No. 1-8841)

		x	x
*10(s)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement effective February 12, 2010 (filed as Exhibit 10(w) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(t)
Form of NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan Restricted Stock Award Agreement effective February 18, 2011 (filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2011, File No. 1-8841)

		x	x
*10(u)	Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(v)
Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(b) to Form 8-K dated October 11, 2012)

		x	x
*10(w)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(c) to Form 8-K dated December 29, 2004, File No. 1-8841)

		x	x
*10(x)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement (filed as Exhibit 10(d) to Form 8-K dated December 29, 2004, File No. 1-8841)

		x	x
*10(y)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement effective February 15, 2008 (filed as Exhibit 10(b) to Form 8-K dated February 15, 2008, File No. 1-8841)

		x	x
*10(z)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Stock Option Award - Non-Qualified Stock Option Agreement effective February 13, 2009 (filed as Exhibit 10(u) to Form 10-K for the year ended December 31, 2008, File No. 1-8841)

		x	x

Exhibit Number	Description	NEE	FPL
*10(aa)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan - Non-Qualified Stock Option Agreement effective February 12, 2010 (filed as Exhibit 10(bb) to Form 10-K for the year December 31, 2009, File No. 1-8841)

		x	x
*10(bb)
Form of NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan - Non-Qualified Stock Option Agreement effective February 18, 2011 (filed as Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2011, File No. 1-8841)

		x	x
*10(cc)	Form of Non-Qualified Stock Option Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(b) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(dd)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Amended and Restated Deferred Stock Award Agreement effective February 12, 2010 between FPL Group, Inc. and each of Moray P. Dewhurst and James L. Robo (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(ee)	Form of Deferred Stock Award Agreement under NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x
*10(ff)	NextEra Energy, Inc. 2013 Executive Annual Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 11, 2012, File No. 1-8841)	x	x
*10(gg)
NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005 as amended and restated through October 15, 2010 (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2010, File No. 1-8841)

		x	x
*10(hh)
Amendment 1 (effective May 25, 2011) to the NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005, as amended and restated through October 15, 2010 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2011, File No. 1-8841)

		x	x
*10(ii)
Amendment 2 (effective November 16, 2011) to the NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005, as amended and restated through October 15, 2010 (filed as Exhibit 10(ll) to Form 10-K for the year ended December 31, 2011, File No. 1-8841)

		x	x
*10(jj)	FPL Group, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(kk)	FPL Group, Inc. Executive Long-Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(ll)
FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan, as amended and restated October 13, 2006 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)

x
*10(mm)	FPL Group, Inc. 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x
*10(nn)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2013 (filed as Exhibit 10(ss) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x
10(oo)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2014	x
*10(pp)
Form of Amended and Restated Executive Retention Employment Agreement effective December 10, 2009 between FPL Group, Inc. and each of Lewis Hay, III, Moray P. Dewhurst, James L. Robo, Armando Pimentel, Jr., and Charles E. Sieving (filed as Exhibit 10(nn) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(qq)	Amended and Restated Employment Letter with Lewis Hay, III dated December 10, 2009 (filed as Exhibit 10(pp) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)	x	x
*10(rr)
409A Amendment dated October 12, 2012 to Amended and Restated Employment Letter between Lewis Hay, III and NextEra Energy, Inc. (filed as Exhibit 10(ww) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)
		x	x

Exhibit Number	Description	NEE	FPL
*10(ss)	Waiver Letter dated March 16, 2012 between Lewis Hay, III and NextEra Energy, Inc. (filed as Exhibit 10(b) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x
*10(tt)
April 15, 2013 Consent Under Waiver Letter Dated March 16, 2012 between Lewis Hay, III and NextEra Energy, Inc. (filed as Exhibit 10(c) to Form 10-Q for the quarter ended June 30, 2013, File No. 1-8841)

		x	x
*10(uu)
May 24, 2013 Second Consent Under Waiver Letter Dated March 16, 2012 between Lewis Hay, III and NextEra Energy, Inc. (filed as Exhibit 10(d) to Form 10-Q for the quarter ended June 30, 2013, File No. 1-8841)

		x	x
*10(vv)
Executive Retention Employment Agreement between FPL Group, Inc. and Joseph T. Kelliher dated as of May 21, 2009 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2009, File No. 1-8841)

		x	x
*10(ww)
Executive Retention Employment Agreement between FPL Group, Inc. and Manoochehr K. Nazar dated as of January 1, 2010 (filed as Exhibit 10(rr) to Form
10-K for the year ended December 31, 2009, File No. 1-8841)

		x	x
*10(xx)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Eric E. Silagy dated as of May 2, 2012 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2012, File No. 1-8841)

		x	x
*10(yy)
Executive Retention Employment Agreement between NextEra Energy, Inc. and William L. Yeager dated as of January 1, 2013 (filed as Exhibit 10(ccc) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)

		x	x
*10(zz)
Form of 2012 409A Amendment to NextEra Energy, Inc. Executive Retention Employment Agreement effective October 11, 2012 between NextEra Energy, Inc. and each of Lewis Hay, III, James L. Robo, Moray P. Dewhurst, Armando Pimentel, Jr., Eric E. Silagy, Joseph T. Kelliher, Manoochehr K. Nazar and Charles E. Sieving (filed as Exhibit 10(ddd) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)

		x	x
*10(aaa)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Deborah H. Caplan dated as of April 23, 2013 (filed as Exhibit 10(e) to Form 10-Q for the quarter ended June 30, 2013, File No. 1-8841)

		x	x
10(bbb)	Executive Retention Employment Agreement between NextEra Energy, Inc. and Miguel Arechabala dated as of January 1, 2014	x	x
*10(ccc)	NextEra Energy, Inc. Executive Severance Benefit Plan effective February 26, 2013 (filed as Exhibit 10(eee) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x	x
*10(ddd)	Guarantee Agreement between FPL Group, Inc. and FPL Group Capital Inc, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
21	Subsidiaries of NextEra Energy, Inc.	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x

Exhibit Number	Description	NEE	FPL
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
______________________
* Incorporated herein by reference

NEE and FPL agree to furnish to the SEC upon request any instrument with respect to long-term debt that NEE and FPL have not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

NEXTERA ENERGY, INC. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities and on the date indicated.

NextEra Energy, Inc.

JAMES L. ROBO
James L. Robo Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

Date:  February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 21, 2014:

MORAY P. DEWHURST	CHRIS N. FROGGATT
Moray P. Dewhurst Vice Chairman and Chief Financial Officer, and Executive Vice President - Finance (Principal Financial Officer)	Chris N. Froggatt Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:

SHERRY S. BARRAT	RUDY E. SCHUPP
Sherry S. Barrat	Rudy E. Schupp
ROBERT M. BEALL, II	JOHN L. SKOLDS
Robert M. Beall, II	John L. Skolds
JAMES L. CAMAREN	WILLIAM H. SWANSON
James L. Camaren	William H. Swanson
KENNETH B. DUNN	MICHAEL H. THAMAN
Kenneth B. Dunn	Michael H. Thaman
KIRK S. HACHIGIAN	HANSEL E. TOOKES, II
Kirk S. Hachigian	Hansel E. Tookes, II
TONI JENNINGS
Toni Jennings

FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities and on the date indicated.

Florida Power & Light Company

JAMES L. ROBO
James L. Robo Chairman and Chief Executive Officer and Director (Principal Executive Officer)

Date:  February 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 21, 2014:

MORAY P. DEWHURST	KIMBERLY OUSDAHL
Moray P. Dewhurst Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Director:

ERIC E. SILAGY
Eric E. Silagy

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.