Form 10-Q
period 2014-03-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2014-05-02
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of NextEra Energy, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding as of March 31, 2014: 436,118,602 shares.

As of March 31, 2014, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by NextEra Energy, Inc.

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

NextEra Energy, Inc., Florida Power & Light Company, NextEra Energy Capital Holdings, Inc. and NextEra Energy Resources, LLC each has subsidiaries and affiliates with names that may include NextEra Energy, FPL, NextEra Energy Resources, NextEra, FPL Group Capital, FPL Energy, FPLE and similar references.  For convenience and simplicity, in this report the terms NEE, FPL, NEECH and NEER are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates.  The precise meaning depends on the context.

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

•
Any reductions to, or the elimination of, governmental incentives that support renewable energy, including, but not limited to, tax incentives, renewable portfolio standards or feed-in tariffs, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development of new renewable energy projects, NextEra Energy Resources, LLC (NEER) abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

•
NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected as a result of new or revised laws, regulations or interpretations or other regulatory initiatives.

•
NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if the rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act broaden the scope of its provisions regarding the regulation of over-the-counter (OTC) financial derivatives and make certain provisions applicable to NEE and FPL.

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

•	Sales of power on the spot market or on a short-term contractual basis may cause NEE's results of operations to be volatile.

•	Reductions in the liquidity of energy markets may restrict the ability of NEE to manage its operational risks, which, in turn, could negatively affect NEE's results of operations.

•	NEE's and FPL's hedging and trading procedures and associated risk management tools may not protect against significant losses.

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

•	NEE and FPL could recognize financial losses as a result of volatility in the market values of derivative instruments and limited liquidity in OTC markets.

•	NEE and FPL may be materially adversely affected by negative publicity.

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K), and investors should refer to that section of the 2013 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING REVENUES	$3,674	$3,279
OPERATING EXPENSES
Fuel, purchased power and interchange	1,397	1,065
Other operations and maintenance	756	756
Impairment charge	—	300
Depreciation and amortization	463	419
Taxes other than income taxes and other	320	305
Total operating expenses	2,936	2,845
OPERATING INCOME	738	434
OTHER INCOME (DEDUCTIONS)
Interest expense	(319)	(272)
Benefits associated with differential membership interests - net	65	40
Allowance for equity funds used during construction	15	26
Interest income	22	19
Gains on disposal of assets - net	44	12
Gain (loss) associated with Maine fossil	21	(67)
Other - net	(3)	(7)
Total other deductions - net	(155)	(249)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	583	185
INCOME TAXES	153	144
INCOME FROM CONTINUING OPERATIONS	430	41
GAIN FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	231
NET INCOME	$430	$272
Basic earnings per share of common stock:
Continuing operations	$0.99	$0.10
Discontinued operations	—	0.55
Net income	$0.99	$0.65
Earnings per share of common stock - assuming dilution:
Continuing operations	$0.98	$0.10
Discontinued operations	—	0.54
Net income	$0.98	$0.64

Dividends per share of common stock	$0.725	$0.66
Weighted-average number of common shares outstanding:
Basic	433.5	421.0
Assuming dilution	438.2	423.7

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2014	2013
NET INCOME	$430	$272
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $11 tax benefit and $27 tax expense, respectively)	(18)	65
Reclassification from accumulated other comprehensive income to net income (net of $5 and $13 tax expense, respectively)	9	21
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $10 and $26 tax expense, respectively)	13	40
Reclassification from accumulated other comprehensive income to net income (net of $15 and $4 tax benefit, respectively)	(25)	(6)
Defined benefit pension and other benefits plans (net of $3 and $4 tax expense, respectively)	5	7
Net unrealized losses on foreign currency translation (net of $8 and $5 tax benefit, respectively)	(17)	(9)
Other comprehensive income (loss) related to equity method investee (net of $1 tax benefit in 2014)	(2)	1
Total other comprehensive income (loss), net of tax	(35)	119
COMPREHENSIVE INCOME	$395	$391

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	March 31, 2014	December 31, 2013
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$63,428	$62,699
Nuclear fuel	2,166	2,059
Construction work in progress	4,773	4,690
Less accumulated depreciation and amortization	(17,061)	(16,728)
Total property, plant and equipment - net ($5,077 and $5,127 related to VIEs, respectively)	53,306	52,720
CURRENT ASSETS
Cash and cash equivalents	488	438
Customer receivables, net of allowances of $18 and $14, respectively	1,904	1,777
Other receivables	647	512
Materials, supplies and fossil fuel inventory	1,148	1,153
Regulatory assets:
Deferred clause and franchise expenses	166	192
Other	116	116
Derivatives	533	498
Deferred income taxes	754	753
Other	385	403
Total current assets	6,141	5,842
OTHER ASSETS
Special use funds	4,866	4,780
Other investments	1,148	1,121
Prepaid benefit costs	1,476	1,456
Regulatory assets:
Securitized storm-recovery costs ($220 and $228 related to a VIE, respectively)	358	372
Other	440	426
Derivatives	984	1,163
Other	1,612	1,426
Total other assets	10,884	10,744
TOTAL ASSETS	$70,331	$69,306
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 436 and 435, respectively)	$4	$4
Additional paid-in capital	6,451	6,411
Retained earnings	11,684	11,569
Accumulated other comprehensive income	21	56
Total common shareholders' equity	18,160	18,040
Long-term debt ($1,190 and $1,207 related to VIEs, respectively)	23,824	23,969
Total capitalization	41,984	42,009
CURRENT LIABILITIES
Commercial paper	1,869	691
Current maturities of long-term debt	3,822	3,766
Accounts payable	1,450	1,200
Customer deposits	452	452
Accrued interest and taxes	555	473
Derivatives	815	838
Accrued construction-related expenditures	458	839
Other	871	930
Total current liabilities	10,292	9,189
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,877	1,850
Deferred income taxes	8,306	8,144
Regulatory liabilities:
Accrued asset removal costs	1,722	1,839
Asset retirement obligation regulatory expense difference	2,122	2,082
Other	457	462
Derivatives	396	473
Deferral related to differential membership interests - VIEs	1,933	2,001
Other	1,242	1,257
Total other liabilities and deferred credits	18,055	18,108
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$70,331	$69,306

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$430	$272
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	463	419
Nuclear fuel and other amortization	88	81
Impairment charge	—	300
Unrealized losses on marked to market energy contracts	124	42
Deferred income taxes	190	363
Benefits associated with differential membership interests - net	(65)	(40)
Allowance for equity funds used during construction	(15)	(26)
Gains on disposal of assets - net	(44)	(12)
Gain from discontinued operations, net of income taxes	—	(231)
Loss (gain) associated with Maine fossil	(21)	67
Other - net	47	67
Changes in operating assets and liabilities:
Customer and other receivables	(90)	136
Materials, supplies and fossil fuel inventory	9	(25)
Other current assets	(24)	(10)
Other assets	(97)	(25)
Accounts payable and customer deposits	162	42
Margin cash collateral	(84)	(2)
Income taxes	(42)	(205)
Interest and other taxes	122	74
Other current liabilities	(161)	(219)
Other liabilities	25	14
Net cash provided by operating activities	1,017	1,082
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(999)	(810)
Independent power and other investments of NEER	(752)	(972)
Cash grants under the American Recovery and Reinvestment Act of 2009	—	170
Nuclear fuel purchases	(91)	(24)
Other capital expenditures and other investments	(24)	(61)
Sale of independent power investments	53	—
Change in loan proceeds restricted for construction	(28)	112
Proceeds from sale or maturity of securities in special use funds and other investments	1,451	1,005
Purchases of securities in special use funds and other investments	(1,481)	(1,014)
Other - net	29	16
Net cash used in investing activities	(1,842)	(1,578)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	655	623
Retirements of long-term debt	(717)	(923)
Payments to differential membership investors	(22)	(20)
Net change in short-term debt	1,179	966
Issuances of common stock - net	25	8
Dividends on common stock	(315)	(279)
Other - net	70	7
Net cash provided by financing activities	875	382
Net increase (decrease) in cash and cash equivalents	50	(114)
Cash and cash equivalents at beginning of period	438	329
Cash and cash equivalents at end of period	$488	$215
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$802	$674
Sale of hydropower generation plants through assumption of debt by buyer	$—	$700
Changes in property, plant and equipment as a result of a settlement	$128	$—

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING REVENUES	$2,535	$2,188
OPERATING EXPENSES
Fuel, purchased power and interchange	1,036	820
Other operations and maintenance	384	385
Depreciation and amortization	209	181
Taxes other than income taxes and other	274	259
Total operating expenses	1,903	1,645
OPERATING INCOME	632	543
OTHER INCOME (DEDUCTIONS)
Interest expense	(102)	(102)
Allowance for equity funds used during construction	15	18
Other - net	1	1
Total other deductions - net	(86)	(83)
INCOME BEFORE INCOME TAXES	546	460
INCOME TAXES	199	172
NET INCOME(a)	$347	$288
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	March 31, 2014	December 31, 2013
ELECTRIC UTILITY PLANT
Plant in service and other property	$37,132	$36,838
Nuclear fuel	1,329	1,240
Construction work in progress	2,241	1,818
Less accumulated depreciation and amortization	(11,085)	(10,944)
Total electric utility plant - net	29,617	28,952
CURRENT ASSETS
Cash and cash equivalents	38	19
Customer receivables, net of allowances of $4 and $5, respectively	706	757
Other receivables	111	137
Materials, supplies and fossil fuel inventory	764	742
Regulatory assets:
Deferred clause and franchise expenses	166	192
Other	107	105
Other	237	261
Total current assets	2,129	2,213
OTHER ASSETS
Special use funds	3,327	3,273
Prepaid benefit costs	1,154	1,142
Regulatory assets:
Securitized storm-recovery costs ($220 and $228 related to a VIE, respectively)	358	372
Other	407	396
Other	197	140
Total other assets	5,443	5,323
TOTAL ASSETS	$37,189	$36,488
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	6,278	6,179
Retained earnings	5,879	5,532
Total common shareholder's equity	13,530	13,084
Long-term debt ($300 and $331 related to a VIE, respectively)	8,443	8,473
Total capitalization	21,973	21,557
CURRENT LIABILITIES
Commercial paper	324	204
Current maturities of long-term debt	358	356
Accounts payable	691	611
Customer deposits	447	447
Accrued interest and taxes	382	272
Accrued construction-related expenditures	150	202
Other	419	438
Total current liabilities	2,771	2,530
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,302	1,285
Deferred income taxes	6,444	6,355
Regulatory liabilities:
Accrued asset removal costs	1,722	1,839
Asset retirement obligation regulatory expense difference	2,122	2,082
Other	387	386
Other	468	454
Total other liabilities and deferred credits	12,445	12,401
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$37,189	$36,488

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$347	$288
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	209	181
Nuclear fuel and other amortization	47	34
Deferred income taxes	168	238
Allowance for equity funds used during construction	(15)	(18)
Other - net	10	23
Changes in operating assets and liabilities:
Customer and other receivables	68	106
Materials, supplies and fossil fuel inventory	(22)	(2)
Other current assets	(18)	(17)
Other assets	(69)	(10)
Accounts payable and customer deposits	91	74
Income taxes	31	(66)
Interest and other taxes	95	81
Other current liabilities	(94)	(127)
Other liabilities	27	(9)
Net cash provided by operating activities	875	776
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(999)	(810)
Nuclear fuel purchases	(68)	(11)
Proceeds from sale or maturity of securities in special use funds	1,162	685
Purchases of securities in special use funds	(1,184)	(701)
Other - net	22	(1)
Net cash used in investing activities	(1,067)	(838)
CASH FLOWS FROM FINANCING ACTIVITIES
Retirements of long-term debt	(29)	(427)
Net change in short-term debt	120	800
Capital contribution from NEE	100	—
Dividends to NEE	—	(340)
Other - net	20	24
Net cash provided by financing activities	211	57
Net increase (decrease) in cash and cash equivalents	19	(5)
Cash and cash equivalents at beginning of period	19	40
Cash and cash equivalents at end of period	$38	$35
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$317	$339

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2013 Form 10-K.  In the opinion of NEE and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. See Note 3 - Nonrecurring Fair Value Measurements for a discussion of the decision not to pursue the sale of NEER's ownership interests in oil-fired generating plants located in Maine with a total generating capacity of 796 megawatts (MW) (Maine fossil) and the related financial statement impacts. The results of operations for an interim period generally will not give a true indication of results for the year.

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

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
	(millions)
Service cost	$16	$18	$1	$1
Interest cost	25	24	4	4
Expected return on plan assets	(60)	(60)	—	—
Amortization of prior service cost (benefit)	1	2	(1)	(1)
Amortization of losses	—	1	—	1
Net periodic benefit (income) cost at NEE	$(18)	$(15)	$4	$5
Net periodic benefit (income) cost at FPL	$(11)	$(10)	$3	$3

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

While most of NEE's derivatives are entered into for the purpose of managing commodity price risk, optimizing the value of NEER's power generation and gas infrastructure assets, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable.  For interest rate and foreign currency derivative instruments, generally NEE assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period.  In April 2013, NEE discontinued hedge accounting for cash flow hedges related to interest rate swaps associated with the solar projects in Spain (see Note 9 - Spain Solar Projects).  At March 31, 2014, NEE's accumulated other comprehensive income (AOCI) included amounts related to interest rate cash flow hedges with expiration dates through June 2031 and foreign currency cash flow hedges with expiration dates through September 2030.  Approximately $61 million of net losses included in AOCI at March 31, 2014 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made.  Such amounts assume no change in interest rates, currency exchange rates or scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at March 31, 2014 and December 31, 2013, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis.  Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 3 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	March 31, 2014
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$—	$—	$4,553	$3,705	$1,441	$834
Interest rate contracts	76	125	—	108	76	233
Foreign currency swaps	—	49	—	95	—	144
Total fair values	$76	$174	$4,553	$3,908	$1,517	$1,211

FPL:
Commodity contracts	$—	$—	$123	$3	$130	$10

Net fair value by NEE balance sheet line item:
Current derivative assets(a)					$533
Noncurrent derivative assets(b)					984
Current derivative liabilities						$815
Noncurrent derivative liabilities(c)						396
Total derivatives					$1,517	$1,211

Net fair value by FPL balance sheet line item:
Current other assets					$129
Noncurrent other assets					1
Noncurrent other liabilities						$10
Total derivatives					$130	$10
______________________

(a)	Reflects the netting of approximately $165 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $88 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $12 million in margin cash collateral provided to counterparties.

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

At March 31, 2014 and December 31, 2013, NEE had approximately $45 million and $24 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation.  These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets.  Additionally, at March 31, 2014 and December 31, 2013, NEE had approximately $109 million and $42 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative assets or liabilities in the above presentation.  These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's cash flow hedges are recorded in NEE's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended March 31,
	2014					2013
	Interest Rate Contracts		Foreign Currency Swaps		Total	Interest Rate Contracts		Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$(27)		$(2)		$(29)	$100		$(8)		$92
Gains (losses) reclassified from AOCI to net income	$(16)	(a)	$2	(b)	$(14)	$(15)	(a)	$(19)	(b)	$(34)
————————————

(a)	Included in interest expense.

(b)	Loss of approximately $1 million is included in interest expense and the balance is included in other - net.

For the three months ended March 31, 2014 and 2013, NEE recorded a gain of approximately $4 million and a loss of $9 million, respectively, on fair value hedges which resulted in a corresponding increase and decrease, respectively, in the related debt.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2014	2013
	(millions)
Commodity contracts:(a)
Operating revenues	$(272)	$(42)
Fuel, purchased power and interchange	(4)	3
Foreign currency swap - other - net	5	(32)
Interest rate contracts - interest expense	(27)	—
Total	$(298)	$(71)
————————————

(a)
For the three months ended March 31, 2014 and 2013, FPL recorded approximately $136 million and $144 million of gains, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets.

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

	March 31, 2014				December 31, 2013
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(111)	MWh(a)	—		(276)	MWh(a)	—
Natural gas	1,333	MMBtu(b)	937	MMBtu(b)	1,140	MMBtu(b)	674	MMBtu(b)
Oil	(9)	barrels	—		(10)	barrels	—
————————————

(a)	Megawatt-hours

(b)	One million British thermal units

At March 31, 2014 and December 31, 2013, NEE had interest rate contracts with a notional amount totaling approximately $6.8 billion and $6.5 billion, respectively, and foreign currency swaps with a notional amount totaling approximately $662 million and $662 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At March 31, 2014 and December 31, 2013, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.8 billion ($4 million for FPL) and $2.1 billion ($9 million for FPL), respectively.

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $300 million ($20 million at FPL) as of March 31, 2014 and $400 million ($20 million at FPL) as of December 31, 2013.  If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.2 billion ($0.4 billion at FPL) and $2.3 billion ($0.4 billion at FPL) as of March 31, 2014 and December 31, 2013, respectively.  Some contracts do not contain credit ratings downgrade triggers, but do contain

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $800 million ($200 million at FPL) and $800 million ($150 million at FPL) as of March 31, 2014 and December 31, 2013, respectively.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business.  At March 31, 2014 and December 31, 2013, applicable NEE subsidiaries have posted approximately $73 million (none at FPL) and $210 million (none at FPL), respectively, in the form of letters of credit which could be applied toward the collateral requirements described above.  FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2014
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$84	$—		$—	$—	$84
Special use funds:(b)
NEE:
Equity securities	$1,235	$1,290	(c)	$—	$—	$2,525
U.S. Government and municipal bonds	$617	$166		$—	$—	$783
Corporate debt securities	$—	$612		$—	$—	$612
Mortgage-backed securities	$—	$514		$—	$—	$514
Other debt securities	$25	$44		$—	$—	$69
FPL:
Equity securities	$366	$1,128	(c)	$—	$—	$1,494
U.S. Government and municipal bonds	$520	$147		$—	$—	$667
Corporate debt securities	$—	$427		$—	$—	$427
Mortgage-backed securities	$—	$438		$—	$—	$438
Other debt securities	$25	$25		$—	$—	$50
Other investments:
NEE:
Equity securities	$44	$—		$—	$—	$44
Debt securities	$21	$103		$—	$—	$124
Derivatives:
NEE:
Commodity contracts	$1,529	$1,989		$1,035	$(3,112)	$1,441	(d)
Interest rate contracts	$—	$76		$—	$—	$76	(d)
FPL - commodity contracts	$—	$119		$4	$7	$130	(d)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,434	$1,804		$467	$(2,871)	$834	(d)
Interest rate contracts	$—	$125		$108	$—	$233	(d)
Foreign currency swaps	$—	$144		$—	$—	$144	(d)
FPL - commodity contracts	$—	$2		$1	$7	$10	(d)
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

(b)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at the Carrying Amount below.

(c)	Invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(d)	See Note 2 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

(b)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at the Carrying Amount below.

(c)	At NEE, approximately $1,300 million ($1,141 million at FPL) are invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(d)	See Note 2 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at March 31, 2014 are as follows:

Transaction Type	Fair Value at March 31, 2014		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$605	$106	Discounted cash flow	Forward price (per MWh)	$9	—	$156
Forward contracts - gas	96	44	Discounted cash flow	Forward price (per MMBtu)	$2	—	$16
Forward contracts - other commodity related	23	16	Discounted cash flow	Forward price (various)	$1	—	$245
Options - power	79	84	Option models	Implied correlations	7%	—	96%
				Implied volatilities	1%	—	271%
Options - gas	34	57	Option models	Implied correlations	7%	—	96%
				Implied volatilities	1%	—	70%
Full requirements and unit contingent contracts	198	160	Discounted cash flow	Forward price (per MWh)	$(10)	—	$203
				Customer migration rate(a)	—%	—	20%
Total	$1,035	$467
——————————

(a)	Applies only to full requirements contracts.

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

In addition, the fair value measurement of interest rate swap liabilities related to the solar projects in Spain of approximately $108 million at March 31, 2014 includes a significant credit valuation adjustment.  The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the swap agreements.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31,
	2014		2013
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31	$622	$—	$566	$2
Realized and unrealized gains (losses):
Included in earnings(a)	(423)	—	(3)	—
Included in regulatory assets and liabilities	4	4	1	1
Purchases	4	—	49	—
Settlements	266	(1)	(33)	(1)
Issuances	(19)	—	(64)	—
Transfers in(b)	7	—	—	—
Transfers out(b)	(1)	—	6	—
Fair value of net derivatives based on significant unobservable inputs at March 31	$460	$3	$522	$2
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$(249)	$—	$32	$—
————————————

(a)
For the three months ended March 31, 2014, realized and unrealized losses of approximately $405 million are reflected in the condensed consolidated statements of income in operating revenues, $15 million in interest expense and the balance is reflected in fuel, purchased power and interchange.  For the three months ended March 31, 2013, realized and unrealized losses are reflected in the condensed consolidated statements of income in fuel, purchased power and interchange.

(b)
Transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three months ended March 31, 2014, unrealized losses of $234 million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.  For the three months ended March 31, 2013, unrealized gains of approximately $31 million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

Nonrecurring Fair Value Measurements - NEE tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In February 2013, the Spanish government enacted a new law that made further changes to the economic framework of renewable energy projects including, among other things, changes that negatively affect the projected economics of the 99.8 MW of solar thermal facilities that affiliates of NEER were constructing in Spain (Spain solar projects) (see Note 9 - Spain Solar Projects).  Due to the February 2013 change in law, NEER performed a recoverability analysis, considering, among other things, working with lenders to restructure the financing agreements, abandoning the projects or selling the projects, and concluded that the undiscounted cash flows of the Spain solar projects were less than the

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

carrying value of the projects.  Accordingly, NEER performed a fair value analysis based on the income approach to determine the amount of the impairment.  Based on the fair value analysis, property, plant and equipment with a carrying amount of approximately $800 million were written down to their estimated fair value of approximately $500 million as of March 31, 2013, resulting in an impairment of $300 million (which is recorded as a separate line item in NEE’s condensed consolidated statements of income for the three months ended March 31, 2013) and other related charges ($342 million after-tax, see Note 4).

The estimate of the fair value was based on the discounted cash flows which were determined using a market participant view of the Spain solar projects upon completion and final commissioning of the projects.  As part of the valuation, NEER used observable inputs where available, including the revised renewable energy pricing under the February 2013 change in law.  Significant unobservable inputs (Level 3), including forecasts of generation, estimates of tariff escalation rates and estimated costs of debt and equity capital, were also used in the estimation of fair value.  In addition, NEER made certain assumptions regarding the projected capital and maintenance expenditures based on the estimated costs to complete the Spain solar projects and ongoing capital and maintenance expenditures.  An increase in the revenue and generation forecasts, a decrease in the projected capital and maintenance expenditures or a decrease in the weighted-average cost of capital each would result in an increased fair market value.  Changes in the opposite direction of those unobservable inputs would result in a decreased fair market value.  See Note 9 - Spain Solar Projects for a discussion of additional developments that could potentially impact the Spain solar projects.

In March 2013, NEER initiated a plan and received internal authorization to pursue the sale of its ownership interests in Maine fossil.  In connection with the decision to sell Maine fossil, a loss of approximately $67 million ($43 million after-tax) was originally reflected in net gain from discontinued operations, net of income taxes in NEE's condensed consolidated statements of income for the three months ended March 31, 2013.  The fair value measurement (Level 3) was based on the estimated sales price less the estimated costs to sell.  The estimated sales price was estimated using an income approach based primarily on capacity revenue forecasts.  In March 2014, NEER decided not to pursue the sale of Maine fossil due to the divergence between the achievable sales price and management's view of the assets' value, which increased as a result of significant market changes. Accordingly, the Maine fossil assets were written-up to management's current estimate of fair value resulting in a gain of approximately $21 million ($12 million after-tax). The fair value measurement (Level 3) was estimated using an income approach based primarily on the updated capacity revenue forecasts. Based on NEER's decision to retain Maine fossil, the $67 million loss recorded during the three months ended March 31, 2013 was reclassified from discontinued operations to income from continuing operations and together with the $21 million gain recorded during the three months ended March 31, 2014 are included as a separate line item in NEE's condensed consolidated statements of income. The carrying amount of the assets and liabilities and the operations of Maine fossil for all periods presented were not material.

Fair Value of Financial Instruments Recorded at the Carrying Amount - The carrying amounts of cash equivalents, short-term debt and commercial paper approximate their fair values.  The carrying amounts and estimated fair values of other financial instruments, excluding those recorded at fair value and disclosed above in Recurring Fair Value Measurements, are as follows:

	March 31, 2014			December 31, 2013
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$363	$363		$311	$311
Other investments - primarily notes receivable	$528	$667	(b)	$531	$627	(b)
Long-term debt, including current maturities	$27,639	$28,782	(c)	$27,728	$28,612	(c)
FPL:
Special use funds(a)	$251	$251		$200	$200
Long-term debt, including current maturities	$8,801	$9,384	(c)	$8,829	$9,451	(c)
————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

(b)
Primarily classified as held to maturity.  Fair values are primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3).  Notes receivable bear interest primarily at fixed rates and mature by 2029.  Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement.  The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit ratings and market-related information.  As of March 31, 2014 and December 31, 2013, NEE had no notes receivable reported in non-accrual status.

(c)
As of March 31, 2014 and December 31, 2013, for NEE, $18,135 million and $17,921 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3).  For FPL, estimated using quoted market prices for the same or similar issues (Level 2).

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements) consist of FPL's storm fund assets of $75 million and NEE's and FPL's nuclear decommissioning fund assets of $4,791 million and $3,252 million, respectively, at March 31, 2014.  The investments held in the special use funds consist of equity and debt securities

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

which are primarily classified as available for sale and carried at estimated fair value.  The amortized cost of debt and equity securities is $1,941 million and $1,420 million, respectively, at March 31, 2014 and $1,954 million and $1,384 million, respectively, at December 31, 2013 ($1,550 million and $714 million, respectively, at March 31, 2014 and $1,595 million and $694 million, respectively, at December 31, 2013 for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in other - net in NEE's condensed consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at March 31, 2014 of approximately six years at both NEE and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at March 31, 2014 of approximately three years.  The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
	(millions)
Realized gains	$77	$42	$32	$23
Realized losses	$22	$30	$17	$22
Proceeds from sale or maturity of securities	$1,401	$924	$1,162	$685

The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(millions)
Equity securities	$1,105	$1,125	$780	$777
Debt securities	$49	$42	$41	$36

The unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(millions)
Unrealized losses(a)	$12	$32	$10	$25
Fair value	$660	$1,069	$516	$844
————————————

(a)
Unrealized losses on available for sale debt securities for securities in an unrealized loss position for greater than twelve months at March 31, 2014 and December 31, 2013 were not material to NEE or FPL.

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

4.  Income Taxes

NEE's effective income tax rates for the three months ended March 31, 2014 and 2013 were approximately 26% and 78%, respectively.  The rate for the three months ended March 31, 2013 reflects the establishment of a full valuation allowance of approximately $132 million on the deferred tax assets associated with the Spain solar projects.  This valuation allowance primarily related to deferred tax assets created as a result of the $300 million impairment and other related charges ($342 million after-tax) recorded for the three months ended March 31, 2013 (see Note 3 - Nonrecurring Fair Value Measurements).  In addition, the rates for both periods reflect the benefit of wind production tax credits (PTCs) of approximately $49 million and $59 million, respectively, related to NEER's wind projects and deferred income tax benefits associated with grants (convertible investment tax credits (ITCs)) under the American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), of approximately $12 million and $13 million, respectively, primarily for certain wind and solar projects expected to be placed in service.

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

5.  Discontinued Operations

In March 2013, a subsidiary of NEER completed the sale of its ownership interest in a portfolio of hydropower generation plants and related assets (hydro sale) with a total generating capacity of 351 MW located in Maine and New Hampshire.  The sales price primarily included the assumption by the buyer of $700 million in related debt.  In connection with the sale, a gain of approximately $372 million ($231 million after-tax) is reflected in gain from discontinued operations, net of income taxes in NEE's condensed consolidated statements of income for the three months ended March 31, 2013.  The operations of the hydropower generation plants, exclusive of the gain, were not material to NEE's condensed consolidated statements of income for the three months ended March 31, 2013.

See Note 3 - Nonrecurring Fair Value Measurements for a discussion of the decision not to pursue the sale of Maine fossil and the related financial statement impacts.

6.  Variable Interest Entities (VIEs)

As of March 31, 2014, NEE has fourteen VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC.  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and are secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $290 million and $324 million at March 31, 2014 and December 31, 2013, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's condensed consolidated balance sheets.  The liabilities of the VIE were approximately $360 million and $394 million at March 31, 2014 and December 31, 2013, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a purchased power agreement effective in 1994 with this 250 MW coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per MWh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The purchased power agreement with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are recovered through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended March 31, 2014 and 2013, FPL purchased 128,940 MWh and 79,210 MWh, respectively, from the facility at a total cost of approximately $36 million and $35 million, respectively.

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

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generating facilities with the capability of producing 110 MW.  This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  This VIE uses third-party debt and equity to finance its operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER for the repayment of debt.  The assets and liabilities of the VIE were approximately $90 million and $65 million, respectively, at March 31, 2014 and $85 million and $63 million, respectively, at December 31, 2013, and consisted primarily of property, plant and equipment and long-term debt.

The other twelve NEER VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 3,541 MW.  Ten of these VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2018 through 2038; the other two VIEs sell their electric output in the spot market.  The VIEs use third-party debt and/or equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities.  The debt holders have no recourse to the general credit of NEER for the repayment of debt.  The assets and liabilities of these VIEs totaled approximately $5.2 billion and $3.3 billion, respectively, at March 31, 2014 and $5.3 billion and $3.3 billion, respectively, at December 31, 2013.  At March 31, 2014 and December 31, 2013, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of March 31, 2014 and December 31, 2013, several NEE subsidiaries have investments totaling approximately $700 million ($541 million at FPL) and $668 million ($505 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets.  As of March 31, 2014, NEE subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7.  Common Shareholders' Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share of common stock from continuing operations is as follows:

	Three Months Ended March 31,
	2014	2013
	(millions, except per share amounts)
Numerator - income from continuing operations	$430	$41
Denominator:
Weighted-average number of common shares outstanding - basic	433.5	421.0
Performance share awards, equity units, options, forward sale agreement and restricted stock(a)	4.7	2.7
Weighted-average number of common shares outstanding - assuming dilution	438.2	423.7
Earnings per share of common stock from continuing operations:
Basic	$0.99	$0.10
Assuming dilution	$0.98	$0.10
————————————

(a)
Calculated using the treasury stock method.  Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to stock options and performance shares awards and restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 0.1 million and 0.4 million for the three months ended March 31, 2014 and 2013, respectively.

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2013	$(115)		$197		$23	$(33)	$(16)	$56
Other comprehensive income (loss) before reclassifications	(18)		13		4	(17)	(2)	(20)
Amounts reclassified from AOCI	9	(a)	(25)	(b)	1	—	—	(15)
Net other comprehensive income (loss)	(9)		(12)		5	(17)	(2)	(35)
Balances, March 31, 2014	$(124)		$185		$28	$(50)	$(18)	$21
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2012	$(266)		$96		$(74)	$12	$(23)	$(255)
Other comprehensive income (loss) before reclassifications	65		40		6	(9)	1	103
Amounts reclassified from AOCI	21	(a)	(6)	(b)	1	—	—	16
Net other comprehensive income (loss)	86		34		7	(9)	1	119
Balances, March 31, 2013	$(180)		$130		$(67)	$3	$(22)	$(136)
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.  Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEE during the three months ended March 31, 2014 were as follows:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)
January - March 2014	NEER subsidiary	Canadian revolving credit agreements	Variable	(a)	$245	Various
January 2014	NEER subsidiary	Senior secured limited-recourse term loan	Variable	(a)	$44	2019
March 2014	NEECH	Debentures	2.700%	(b)	$350	2019
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	An interest rate swap agreement has been entered into with respect to this issuance. See Note 2.

9.  Commitments and Contingencies

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At March 31, 2014, estimated capital expenditures for the remainder of 2014 through 2018 were as follows:

	Remainder of 2014	2015	2016	2017	2018	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$475	$295	$70	$—	$—	$840
Existing	565	680	610	580	545	2,980
Transmission and distribution	1,055	1,200	1,125	955	1,025	5,360
Nuclear fuel	80	210	220	190	180	880
General and other	130	155	120	165	160	730
Total(d)	$2,305	$2,540	$2,145	$1,890	$1,910	$10,790
NEER:
Wind(e)	$1,505	$610	$25	$10	$15	$2,165
Solar(f)	480	750	520	—	—	1,750
Nuclear(g)	265	275	295	255	265	1,355
Other(h)	345	20	75	40	75	555
Total	$2,595	$1,655	$915	$305	$355	$5,825
Corporate and Other(i)	$190	$445	$795	$225	$95	$1,750
————————————

(a)	Includes allowance for funds used during construction (AFUDC) of approximately $28 million, $53 million and $17 million for the remainder of 2014 through 2016, respectively.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.

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

(e)
Consists of capital expenditures for new wind projects and related transmission totaling approximately 1,815 MW, including approximately 465 MW in Canada, that have received applicable internal approvals.  NEER expects to add new U.S. wind generation of 2,000 MW to 2,500 MW in 2013 through 2015, including 325 MW added to date, at a total cost of up to $3.5 billion to $4.5 billion.

(f)
Consists of capital expenditures for new solar projects and related transmission totaling approximately 600 MW that have received applicable internal approvals, including equity contributions associated with a 50% equity investment in a 550 MW solar project.  Includes approximately $1 billion of total estimated costs associated with the pending acquisition of the development rights for a 250 MW solar project that is expected to close in mid-2014, subject to certain conditions precedent, and construction of the project, which is expected to be completed in 2016.  Excludes solar projects requiring internal approvals with generation totaling 47 MW with an estimated cost of approximately $120 million.

(g)	Includes nuclear fuel.

(h)	Consists of capital expenditures that have received applicable internal approvals.

(i)
Includes capital expenditures totaling approximately $1.4 billion for the remainder of 2014 through 2018 for construction of a natural gas pipeline system that has received applicable internal approvals, including approximately $885 million of equity contributions associated with a 33% equity investment in the northern portion of the natural gas pipeline system and $525 million for the southern portion, which includes AFUDC of approximately $1 million, $7 million, $20 million and $12 million for the remainder of 2014 through 2017, respectively.  The natural gas pipeline system is subject to certain conditions, including FERC approval.  A FERC decision is expected in 2015. See Contracts below.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  As of March 31, 2014, FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,330 MW annually through 2015 and 375 MW annually thereafter through 2021.  FPL also has various firm pay-for-performance contracts to purchase approximately 705 MW from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2024 through 2034.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas.  In addition, FPL has entered into 25-year natural gas transportation agreements with each of Sabal Trail Transmission, LLC (Sabal Trail, an entity in which a NEECH subsidiary has a 33% ownership interest), and Florida Southeast Connection, LLC (Florida Southeast Connection, a wholly-owned NEECH subsidiary), each of which will build, own and operate a pipeline that will be part of a natural gas pipeline system, for a quantity of 400,000 MMBtu/day beginning on May 1, 2017 and increasing to 600,000 MMBtu/day on May 1, 2020.  These agreements contain firm commitments that are contingent upon the occurrence of certain events, including FERC approval and completion of construction of the pipeline to be built by each of Sabal Trail and Florida Southeast Connection.  See Commitments above.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of March 31, 2014, NEER has entered into contracts with expiration dates ranging from June 2014 through 2030 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel.  Approximately $2.4 billion of commitments under such contracts are included in the estimated capital expenditures table in Commitments above.  In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from October 2014 through 2033.

Included in Corporate and Other in the table below is the remaining commitment by a NEECH subsidiary to invest over $900 million in Sabal Trail for the construction of the northern portion of the natural gas pipeline system.  Amounts committed for the remainder of 2014 through 2018 are also included in the estimated capital expenditures table in Commitments above.

The required capacity and/or minimum payments under the contracts discussed above as of March 31, 2014 were estimated as follows:

	Remainder of 2014	2015	2016	2017	2018	Thereafter
	(millions)
FPL:
Capacity charges:(a)
Qualifying facilities	$210	$290	$250	$255	$260	$1,965
JEA and Southern subsidiaries	$165	$195	$70	$50	$10	$5
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$1,485	$855	$685	$745	$825	$14,520
Coal	$50	$40	$20	$—	$—	$—
NEER	$1,590	$600	$175	$105	$105	$475
Corporate and Other(d)(e)	$130	$250	$515	$50	$25	$50
————————————

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity cost recovery clause, totaled approximately $123 million and $126 million for the three months ended March 31, 2014 and 2013, respectively.  Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $56 million and $23 million for the three months ended March 31, 2014 and 2013, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $200 million, $295 million and $8,535 million in 2017, 2018 and thereafter, respectively, of firm commitments, subject to certain conditions as noted above, related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)	Includes an approximately $50 million commitment to invest in clean power and technology businesses through 2021.

(e)	Excludes approximately $320 million and $200 million in 2014 and 2015, respectively, of joint obligations of NEECH and NEER which are included in the NEER amounts above.

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

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $175 million ($106 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year.  NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $5 million and $4 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of its transmission and distribution property and has no property insurance coverage for FPL FiberNet's fiber-optic cable.  Should FPL's future storm restoration costs exceed the reserve amount established through the issuance of storm-

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

recovery bonds by a VIE in 2007, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law.

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

Spain Solar Projects - On March 28, 2013 and May 3, 2013, events of default occurred under the project-level financing agreements for the Spain solar projects (project-level financing) as a result of changes of law that occurred in December 2012 and February 2013.  These changes of law negatively affected the projected economics of the projects and have caused the project-level financing to be unsupportable by expected future project cash flows.  Under the project-level financing, events of default provide for, among other things, a right by the lenders (which they did not exercise for the project-level financing) to accelerate the payment of the project-level debt.  Accordingly, in 2013, the project-level debt and the associated derivative liabilities related to interest rate swaps were classified as current maturities of long-term debt and current derivative liabilities, respectively, with balances of $792 million and $108 million, respectively, on NEE's condensed consolidated balance sheets as of March 31, 2014. In July 2013, the Spanish government published a new law that created a new economic framework for the Spanish renewable energy sector.  Additional regulatory pronouncements from the Spanish government are needed to complete and implement the framework.  In February 2014, a draft of the regulatory pronouncements was made public. It is uncertain when the final regulatory pronouncements will be issued. At this time, NEE is unable to assess the framework's ultimate impact on the Spain solar projects which could include further impairment of the Spain solar projects and/or a partial refund of tariff revenues collected since July 2013.

As part of a settlement agreement reached on December 20, 2013 between NEECH, NextEra Energy España, S.L. (NEE España), which is the NEER subsidiary in Spain that is the direct shareholder of the project-level subsidiaries, the project-level subsidiaries and the lenders, the future recourse of the lenders under the project-level financing agreements is effectively limited to the letters of credit described below and to the assets of NEE España and the project-level subsidiaries. Under the settlement agreement, the lenders, among other things, irrevocably waived events of default related to changes of law, including those described above, and agreed not to exercise any rights with respect to any additional events of default that may occur with respect to implementing existing changes of law between the settlement date through June 1, 2014 and NEECH affiliates provided for the project-level subsidiaries to post approximately €37 million (approximately $51 million as of March 31, 2014) in letters of credit to fund operating and debt service reserves under the project-level financing agreements and €10 million (approximately $14 million as of March 31, 2014) in a letter of credit to provide support for a performance guarantee under the project-level financing agreements.  Additionally, NEE España, the project-level subsidiaries and the lenders have agreed to use commercially reasonable efforts to seek to restructure the project-level financing on or before June 1, 2014.  There can be no assurance that the project-level financing will be successfully restructured.

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

In 2004, TXU Portfolio Management Company (TXU) served several NEER affiliates as defendants in a civil action filed in the District Court in Dallas County, Texas.  The petition alleged that the NEER affiliates had contractual obligations to produce and sell to TXU a minimum quantity of energy and renewable energy credits each year during the period from 2002 through 2005 and that the NEER affiliates failed to meet this obligation.  TXU asserted claims for breach of contract and declaratory judgment and sought damages of approximately $34 million plus attorneys' fees, costs and interest.  Following a jury trial in 2007, the trial court issued a final judgment holding that the contracts were not terminated and neither party was entitled to recover any damages, which judgment was appealed by TXU.  In 2010, the appellate court reversed portions of the trial court's judgment, ruling that the contracts' liquidated damage provision is an enforceable liquidated damages clause.  In 2011, the NEER affiliates filed a petition for review of the appellate court decision with the Texas Supreme Court. In March 2014, the Texas Supreme Court, among other things, reversed the appellate court decision by ruling that the liquidated damages clause was an unenforceable penalty.

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

10.  Segment Information

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

	Three Months Ended March 31,
	2014					2013
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$2,535	$1,034		$105	$3,674	$2,188	$1,016		$75	$3,279
Operating expenses	$1,903	$952		$81	$2,936	$1,645	$1,149	(b)	$51	$2,845
Income (loss) from continuing operations(c)	$347	$86	(d)	$(3)	$430	$288	$(256)	(d)	$9	$41
Gain from discontinued operations, net of income taxes(c)(e)	$—	$—		$—	$—	$—	$216		$15	$231
Net income (loss)	$347	$86	(d)	$(3)	$430	$288	$(40)	(d)	$24	$272
————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt.  For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)	Includes an impairment charge on NEER's Spain solar projects of $300 million. See Note 3 - Nonrecurring Fair Value Measurements.

(c)	Prior year amounts were restated to conform to current year's presentation. See Note 3 - Nonrecurring Fair Value Measurements.

(d)
Includes NEER's tax benefits related to PTCs and in 2013 also includes after-tax charges of $342 million associated with the impairment of the Spain solar projects.  See Note 3 - Nonrecurring Fair Value Measurements and Note 4.

(e)	See Note 5.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	March 31, 2014				December 31, 2013
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$37,189	$30,335	$2,807	$70,331	$36,488	$30,154	$2,664	$69,306

11.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL.  Most of NEECH's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NEE.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended March 31,
	2014				2013(a)
	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,142	$2,532	$3,674	$—	$1,094	$2,185	$3,279
Operating expenses	(4)	(1,032)	(1,900)	(2,936)	(3)	(1,200)	(1,642)	(2,845)
Interest expense	(2)	(216)	(101)	(319)	(2)	(170)	(100)	(272)
Equity in earnings of subsidiaries	435	—	(435)	—	249	—	(249)	—
Other income (deductions) - net	1	148	15	164	(2)	5	20	23
Income (loss) from continuing operations before income taxes	430	42	111	583	242	(271)	214	185
Income tax expense (benefit)	—	(46)	199	153	(15)	(16)	175	144
Income (loss) from continuing operations	430	88	(88)	430	257	(255)	39	41
Gain from discontinued operations, net of income taxes	—	—	—	—	15	216	—	231
Net income (loss)	$430	$88	$(88)	$430	$272	$(39)	$39	$272
————————————
(a)  Certain amounts were restated to conform to current year's presentation.  See Note 3 - Nonrecurring Fair Value Measurements.
(b)  Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31,
	2014				2013
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss)	$395	$48	$(48)	$395	$391	$73	$(73)	$391
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2014				December 31, 2013
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$31	$29,634	$40,702	$70,367	$31	$29,511	$39,906	$69,448
Less accumulated depreciation and amortization	(11)	(5,965)	(11,085)	(17,061)	(10)	(5,774)	(10,944)	(16,728)
Total property, plant and equipment - net	20	23,669	29,617	53,306	21	23,737	28,962	52,720
CURRENT ASSETS
Cash and cash equivalents	5	445	38	488	—	418	20	438
Receivables	121	2,107	323	2,551	78	1,542	669	2,289
Other	210	1,623	1,269	3,102	6	1,814	1,295	3,115
Total current assets	336	4,175	1,630	6,141	84	3,774	1,984	5,842
OTHER ASSETS
Investment in subsidiaries	17,962	—	(17,962)	—	17,910	—	(17,910)	—
Other	764	5,129	4,991	10,884	694	5,129	4,921	10,744
Total other assets	18,726	5,129	(12,971)	10,884	18,604	5,129	(12,989)	10,744
TOTAL ASSETS	$19,082	$32,973	$18,276	$70,331	$18,709	$32,640	$17,957	$69,306
CAPITALIZATION
Common shareholders' equity	$18,160	$4,432	$(4,432)	$18,160	$18,040	$4,816	$(4,816)	$18,040
Long-term debt	—	15,381	8,443	23,824	—	15,496	8,473	23,969
Total capitalization	18,160	19,813	4,011	41,984	18,040	20,312	3,657	42,009
CURRENT LIABILITIES
Debt due within one year	—	5,009	682	5,691	—	3,896	561	4,457
Accounts payable	—	758	692	1,450	—	589	611	1,200
Other	390	1,864	897	3,151	199	2,203	1,130	3,532
Total current liabilities	390	7,631	2,271	10,292	199	6,688	2,302	9,189
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	575	1,302	1,877	—	565	1,285	1,850
Deferred income taxes	251	1,982	6,073	8,306	166	1,963	6,015	8,144
Other	281	2,972	4,619	7,872	304	3,112	4,698	8,114
Total other liabilities and deferred credits	532	5,529	11,994	18,055	470	5,640	11,998	18,108
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$19,082	$32,973	$18,276	$70,331	$18,709	$32,640	$17,957	$69,306
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31,
	2014				2013
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$428	$147	$442	$1,017	$350	$295	$437	$1,082
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(798)	(1,068)	(1,866)	—	(1,046)	(821)	(1,867)
Capital contribution to FPL	(100)	—	100	—	—	—	—	—
Cash grants under the Recovery Act	—	—	—	—	—	170	—	170
Change in loan proceeds restricted for construction	—	(28)	—	(28)	—	112	—	112
Other - net	—	58	(6)	52	(52)	29	30	7
Net cash used in investing activities	(100)	(768)	(974)	(1,842)	(52)	(735)	(791)	(1,578)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	655	—	655	—	623	—	623
Retirements of long-term debt	—	(688)	(29)	(717)	—	(496)	(427)	(923)
Net change in short-term debt	—	1,059	120	1,179	—	166	800	966
Dividends on common stock	(315)	—	—	(315)	(279)	—	—	(279)
Other - net	(8)	(378)	459	73	(21)	39	(23)	(5)
Net cash provided by (used in) financing activities	(323)	648	550	875	(300)	332	350	382
Net increase (decrease) in cash and cash equivalents	5	27	18	50	(2)	(108)	(4)	(114)
Cash and cash equivalents at beginning of period	—	418	20	438	2	287	40	329
Cash and cash equivalents at end of period	$5	$445	$38	$488	$—	$179	$36	$215
————————————

(a)	Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves approximately 4.7 million customer accounts in Florida and is one of the largest rate-regulated electric utilities in the U.S., and NEER, which together with affiliated entities is the largest generator in North America of renewable energy from the wind and sun.  The table below presents NEE’s net income (loss) and earnings (loss) per share by reportable segment - FPL, NEER and Corporate and Other, which is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as other income and expense items, including interest expense, income taxes and eliminating entries (see Note 10 for additional segment information, including reported results from continuing operations).  The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2013 Form 10-K.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussions, all comparisons are with the corresponding items in the prior year period.

	Net Income (Loss)		Earnings (Loss) Per Share, assuming dilution
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
	(millions)
FPL	$347	$288	$0.79	$0.68
NEER(a)	86	(40)	0.20	(0.09)
Corporate and Other	(3)	24	(0.01)	0.05
NEE	$430	$272	$0.98	$0.64
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

Adjusted Earnings

NEE prepares its financial statements under generally accepted accounting principles in the U.S. (GAAP).  However, management uses earnings excluding certain items (adjusted earnings), a non-GAAP financial measure, internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as an input in determining performance-based compensation under NEE’s employee incentive compensation plans.  NEE also uses adjusted earnings when communicating its financial results and earnings outlook to investors.  NEE’s management believes adjusted earnings provides a more meaningful representation of the company’s fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income under GAAP, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.  Adjusted earnings do not represent a substitute for net income, as prepared under GAAP.

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

NEE and NEER segregate into two categories unrealized mark-to-market gains and losses on derivative transactions.  The first category, referred to as non-qualifying hedges, represents certain energy derivative transactions, and, beginning in the second quarter of 2013 certain interest rate derivative transactions, entered into as economic hedges, which do not meet the requirements for hedge accounting, or for which hedge accounting treatment is not elected or has been discontinued.  Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility because the economic offset to the positions are not marked to market.  As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions.  For example, a gain (loss) in the non-qualifying hedge category for certain energy derivatives is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP.  For this reason, NEE's management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance.  The second category, referred to as trading activities, which is included in adjusted earnings, represents the net unrealized effect of actively traded positions entered into to take advantage of expected market price movements and all other commodity hedging activities.  At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause.  See Note 2.

During the three months ended March 31, 2013, an after-tax gain from discontinued operations of $231 million was recorded in NEE's condensed consolidated statements of income related to the March 2013 hydro sale.  In addition, during the three months ended March 31, 2013, NEER recorded an after-tax loss of $43 million associated with the decision to pursue the sale of Maine fossil.  During the three months ended March 31, 2014, NEER decided not to pursue the sale of Maine fossil and recorded an after-tax gain of $12 million to increase Maine fossil's carrying value to its estimated fair value.  See Note 3 - Nonrecurring Fair Value Measurements.  During the three months ended March 31, 2013, NEER recorded an impairment of $300 million and other related charges ($342 million after-tax) related to the Spain solar projects in NEE's condensed consolidated statements of income.  See Note 3 - Nonrecurring Fair Value Measurements and Note 9 - Spain Solar Projects. In order to make period to period comparisons more meaningful, adjusted earnings also exclude the after-tax gain from discontinued operations, the after-tax gain (loss) associated with Maine fossil, the after-tax charges associated with the impairment of the Spain solar projects and, in 2014, the after-tax operating results associated with the Spain solar projects.

The following table provides details of the adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended March 31,
	2014	2013
	(millions)
Net unrealized mark-to-market after-tax losses from non-qualifying hedge activity(a)	$(126)	$(52)
Income from OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals	$2	$3
After-tax gain from discontinued operations(b)	$—	$231
After-tax gain (loss) associated with Maine fossil(c)	$12	$(43)
After-tax charges recorded by NEER associated with the impairment of the Spain solar projects	$—	$(342)
After-tax operating loss of NEER's Spain solar projects	$(15)	$—
____________________

(a)
For the three months ended March 31, 2014 and 2013, approximately $124 million and $53 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

(b)	For the three months ended March 31, 2013, $216 million of the gain is included in NEER's net income; the balance is included in Corporate and Other.

(c)
For the three months ended March 31, 2014, the gain is included in NEER's net income.  For the three months ended March 31, 2013, $41 million of the loss is included in NEER's net income; the balance is included in Corporate and Other.

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices and interest rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

RESULTS OF OPERATIONS

Summary

NEE's net income for the three months ended March 31, 2014 was higher than the prior period by $158 million, or 34 cents per share, reflecting higher results at NEER and FPL.

FPL's increase in net income for the three months ended March 31, 2014 was primarily driven by continued investments in plant in service while earning an 11.22% return on common equity as determined for regulatory purposes (regulatory ROE) on its retail rate base.

NEER's net income increased for the three months ended March 31, 2014 primarily due to the absence of $342 million of after-tax charges associated with the impairment of the Spain solar projects, partly offset by the absence of the $216 million after-tax gain from discontinued operations, both recorded in 2013.  NEER's results also reflect increased earnings on new investments and existing assets, as well as lower results from the customer supply and proprietary trading businesses and higher net unrealized losses from non-qualifying hedging activity.

Corporate and Other's results decreased for the three months ended March 31, 2014 primarily due to consolidating tax adjustments and higher investment losses.

NEE's effective income tax rates for the three months ended March 31, 2014 and 2013 were approximately 26% and 78%, respectively.  The rate for the three months ended March 31, 2013 reflects the establishment of a full valuation allowance during that period on the deferred tax assets associated with the Spain solar projects (see Note 3 - Nonrecurring Fair Value Measurements and Note 4).  The rates for all periods reflect the effect of PTCs for wind projects at NEER and deferred income tax benefits associated with convertible ITCs under the Recovery Act.  PTCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income.  The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off.  PTCs for the three months ended March 31, 2014 and 2013 were approximately $49 million and $59 million, respectively.  Deferred income tax benefits associated with convertible ITCs for the three months ended March 31, 2014 and 2013 were approximately $12 million and $13 million, respectively.  See Note 4.

FPL:  Results of Operations

FPL’s net income for the three months ended March 31, 2014 and 2013 was $347 million and $288 million, respectively, representing an increase of $59 million.

The use of reserve amortization is permitted by a January 2013 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations provided in the 2012 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of other operations and maintenance (O&M) expenses, depreciation and amortization, interest and tax expenses.  The drivers of FPL's net income not reflected in the reserve amortization calculation include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, the equity component of AFUDC (AFUDC - equity) and costs not allowed to be recovered by the FPSC.  During the three months ended March 31, 2014 and 2013, FPL recorded reserve amortization of $125 million and $137 million, respectively.

FPL's regulatory ROE for the twelve months ended March 31, 2014 was 11.22% compared to 11.0% in the prior year period.  The 2014 regulatory ROE of 11.22% reflects approximately $32 million of after-tax charges recorded in 2013 associated with an initiative focused mainly on improving productivity and reducing O&M expenses (cost savings initiative).  These charges were not offset by additional reserve amortization.  Excluding the impact of these charges, FPL's regulatory ROE would have been approximately 11.50%, which is FPL's targeted regulatory ROE for 2014.  The $59 million increase in FPL's net income for the three months ended March 31, 2014 was primarily driven by:

•	higher earnings of approximately $29 million related to the increase in the regulatory ROE from 11.0% to 11.22%, and

•
higher earnings on investment in plant in service of $28 million.  Investment in plant in service grew FPL's average retail rate base for the quarter ended March 31, 2014 by approximately $2.6 billion when compared to the same period last year, reflecting, among other things, the generation power uprates at FPL's nuclear units, the modernized Cape Canaveral facility (Cape Canaveral power plant) and ongoing transmission and distribution additions.

FPL's operating revenues consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(millions)
Retail base	$1,136	$1,030
Fuel cost recovery	914	719
Net deferral of retail fuel revenues	—	(10)
Other cost recovery clauses and pass-through costs, net of any deferrals	395	388
Other, primarily wholesale and transmission sales, customer-related fees and pole attachment rentals	90	61
Total	$2,535	$2,188

Retail Base

Retail base revenues of approximately $25 million were recorded during the three months ended March 31, 2014, related to new nuclear capacity of approximately 125 MW, which was placed in service in 2013, as permitted by the FPSC's nuclear cost recovery rule.  In addition, retail base revenues related to the Cape Canaveral power plant, which was placed in service in April 2013, amounted to approximately $38 million for the three months ended March 31, 2014.  Approximately $8 million of additional unbilled retail base revenues recorded during the three months ended March 31, 2014 related to the retail base rate increase associated with the modernization of the Riviera Beach power plant that was placed in service on April 1, 2014; the annualized effect of such retail base rate increase is approximately $234 million.

Retail Customer Usage and Growth
For the three months ended March 31, 2014, FPL experienced a 2.4% increase in average usage per retail customer, primarily due to weather conditions and a slight improvement in the Florida economy, which collectively increased revenues by approximately $24 million.  For the three months ended March 31, 2014, FPL experienced a 1.9% increase in the average number of customer accounts, increasing retail base revenues by approximately $11 million.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs.  Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to nuclear capacity, solar and environmental projects.  For the three months ended March 31, 2014 and 2013, cost recovery clauses contributed approximately $20 million and $27 million, respectively, to FPL’s net income.  The decrease is primarily as a result of the collection in 2014 of retail base revenues related to new nuclear capacity which was placed in service in 2013 (see Retail Base above).  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service and is recovered in base rates, pre-construction costs associated with the development of two additional nuclear units at the Turkey Point site and changes in energy sales.  Capacity charges are included in fuel, purchased power and interchange expense and franchise fee costs are included in taxes other than income taxes and other in the condensed consolidated statements of income.  The increase in fuel cost recovery revenues for the three months ended March 31, 2014 is primarily due to a higher average fuel factor of approximately $57 million and higher energy sales of $52 million.  In addition, gas sales associated with an incentive mechanism allowed under the 2012 rate agreement (incentive gas sales) and higher interchange power sales increased fuel cost recovery revenues by approximately $86 million.

Other

The increase in other revenues reflects higher wholesale revenues of approximately $24 million associated with an increase in contracted load served under existing contracts.

Other Items Impacting FPL's Condensed Consolidated Statements of Income

Fuel, Purchased Power and Interchange Expense
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended March 31,
	2014	2013
	(millions)
Fuel and energy charges during the period	$904	$709
Net deferral of retail fuel costs	8	—
Other, primarily capacity charges, net of any capacity deferral	124	111
Total	$1,036	$820

The increase in fuel and energy charges for the three months ended March 31, 2014 reflects approximately $92 million of higher fuel and energy prices, $69 million related to higher energy sales and $34 million of gas purchased for incentive gas sales.

O&M Expenses
FPL's O&M expenses decreased $1 million for the three months ended March 31, 2014 reflecting savings from the cost savings initiative offset by higher costs recoverable through cost recovery clauses, which are essentially pass-through costs, and higher plant overhaul costs.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Three Months Ended March 31,
	2014	2013
	(millions)
Reserve amortization recorded under the 2012 rate agreement	$(125)	$(137)
Other depreciation and amortization recovered under base rates	295	270
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	39	48
Total	$209	$181

The reserve amortization recorded in the current period was lower than amortization recorded in the prior year period primarily due to additional base revenues collected in 2014.  The reserve amortization recorded for the three months ended March 31, 2014 and 2013 reflects the amortization of a depreciation and fossil dismantlement reserve provided under the 2012 rate agreement; at March 31, 2014, approximately $120 million of this reserve remains available for future amortization.  Reserve amortization is recorded as a reduction of regulatory liabilities - accrued asset removal costs on the condensed consolidated balance sheets.  The increase in other depreciation and amortization expense recovered under base rates for the three months ended March 31, 2014 is primarily due to higher plant in service balances.  The decrease in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization for the three months ended March 31, 2014 is primarily due to recoveries of prior year investment under the FPSC's nuclear cost recovery rule.

Taxes Other Than Income Taxes and Other
Taxes other than income taxes and other increased $15 million for the three months ended March 31, 2014, primarily due to higher property taxes reflecting growth in plant in service balances, as well as higher franchise and revenue taxes, both of which are pass-through costs, partly offset by lower payroll taxes.

AFUDC - Equity
The decrease in AFUDC - equity for the three months ended March 31, 2014 is primarily due to lower AFUDC - equity associated with the Cape Canaveral power plant which was placed in service in April 2013, partly offset by additional AFUDC - equity recorded on construction expenditures associated with the Riviera Beach and Port Everglades modernization projects.

Major Capital Projects

During the three months ended March 31, 2014, FPL began construction on the modernization of its Port Everglades power plant.  In April 2014, FPL placed in service an approximately 1,200 MW natural gas-fired combined-cycle modernized unit at its Riviera Beach power plant.

NEER: Results of Operations

NEER’s net income (loss) for the three months ended March 31, 2014 and 2013 was $86 million and $(40) million, respectively, representing an increase of $126 million.  The primary drivers, on an after-tax basis, of the change are in the following table.  The 99.8 MW associated with the Spain solar projects and the related operating results are not included in new investments data below.

Increase (Decrease) From Prior Period
Three Months Ended March 31, 2014
(millions)
New investments(a)	$25
Existing assets(a)	61
Gas infrastructure(b)	2
Customer supply and proprietary power and gas trading(b)	(50)
Interest expense, differential membership costs and other	(4)
Change in unrealized mark-to-market non-qualifying hedge activity(c)(d)	(71)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	(1)
Gain on 2013 discontinued operations(e)	(216)
Change in Maine fossil gain/loss(f)	53
Charges associated with the 2013 impairment of the Spain solar projects(f)	342
Operating loss of the Spain solar projects(f)	(15)
Net income increase	$126
______________________

(a)
Includes PTCs and state ITCs on wind projects and, for new investments, deferred income tax and other benefits associated with convertible ITCs but excludes allocation of interest expense or corporate general and administrative expenses.  Results from new projects are included in new investments during the first twelve months of operation.  A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	Excludes allocation of interest expense or corporate general and administrative expenses.

(c)	See Note 2 and Overview - Adjusted Earnings related to derivative instruments.

(d)	See table in Overview - Adjusted Earnings for additional detail.

(e)	See Note 5 and Overview - Adjusted Earnings for additional information.

(f)	See Note 3 - Nonrecurring Fair Value Measurements and Overview - Adjusted Earnings for additional information.

New Investments

Results from new investments for the three months ended March 31, 2014 increased primarily due to:

•	the addition of approximately 449 MW of wind generation during or after the three months ended March 31, 2013, and

•	higher deferred income tax and other benefits associated with convertible ITCs of $5 million.

Existing Assets

Results from NEER's existing asset portfolio for the three months ended March 31, 2014 increased primarily due to:

•	higher wind generation of approximately $33 million reflecting stronger wind resource,

•	higher results at Seabrook and Point Beach Nuclear Power Plant of approximately $25 million, primarily due to gains on sales of securities held in NEER's nuclear decommissioning funds,

•	increased results of $13 million at Maine fossil due to additional generation and favorable pricing related to extreme winter weather, and

•	increased results of $9 million from merchant assets in the Electric Reliability Council of Texas (ERCOT) region due to favorable market conditions and lower operating costs, partly offset by,

•	PTC roll off of $11 million, and

•	lower results of $12 million due to the absence of the hydro assets which were sold in the first quarter of 2013.

Customer Supply and Proprietary Power and Gas Trading

Results from customer supply and proprietary power and gas trading decreased for the three months ended March 31, 2014 primarily due to lower results in the customer supply business reflecting the impact of extreme winter weather and market conditions in the Northeast on the full requirements business, partly offset by higher power and gas trading results.

Interest Expense, Differential Membership Costs and Other

For the three months ended March 31, 2014, interest expense, differential membership costs and other reflects higher borrowing and other costs to support the growth of the business, partly offset by the absence of certain unfavorable income tax adjustments recorded in 2013.

Other Factors

Supplemental to the primary drivers of the changes in net income discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended March 31, 2014 increased $18 million primarily due to:

•	higher revenues from new investments of approximately $54 million, including $15 million associated with the Spain solar projects, and

•
higher revenues from existing assets primarily due to higher wind generation due to favorable wind resource and higher revenues in the New England Power Pool (NEPOOL) and ERCOT regions primarily due to favorable market conditions, partly offset by lower customer supply and proprietary power and gas trading revenues primarily due to extreme winter weather (collectively, $33 million), partly offset by,

•
higher unrealized mark-to-market losses from non-qualifying hedges ($149 million for the three months ended March 31, 2014 compared to $100 million of losses on such hedges for the comparable period in 2013).

Operating Expenses
Operating expenses for the three months ended March 31, 2014 decreased $197 million primarily due to:

•	the absence of a $300 million impairment charge in 2013 related to the Spain solar projects, partly offset by,

•	higher fuel expense primarily in the NEPOOL and ERCOT regions (collectively, $93 million), and

•	higher operating expenses associated with new investments of approximately $32 million, including $11 million associated with the Spain solar projects.

Interest Expense
NEER’s interest expense for the three months ended March 31, 2014 increased $52 million primarily due to higher average debt balances.  In addition, NEER’s interest expense for the three months ended March 31, 2014 reflects a $27 million unfavorable change in the fair value of cash flow hedges related to interest rate swaps for which hedge accounting was discontinued in the second quarter of 2013 (see Note 2 and Overview - Adjusted Earnings).  NEER’s interest expense for the three months ended March 31, 2014 also includes approximately $16 million of additional interest expense associated with the Spain solar projects, primarily due to the absence of capitalized interest in the current period as the project was placed in service in June 2013.

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

Gains on Disposal of Assets - Net
Gains on disposal of assets - net in NEE's condensed consolidated statements of income for the three months ended March 31, 2014 and 2013 primarily reflect gains on sales of securities held in NEER's nuclear decommissioning funds and, for these respective periods, include approximately $5 million and $8 million of OTTI reversals.

Tax Credits and Benefits
PTCs from NEER’s wind projects are reflected in NEER’s earnings.  PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes.  A portion of the PTCs have been allocated to investors in connection with the sales of differential membership interests.  Also see Summary above and Note 4 for a discussion of PTCs and deferred income tax benefits associated with convertible ITCs and benefits associated with differential membership interests - net above.

Major Capital Projects

During the three months ended March 31, 2014, NEER added approximately 75 MW of new U.S. wind generation and 165 MW of new U.S. solar generation. In addition to the existing plans to add approximately 805 MW of new contracted solar generation during 2014 through 2016, NEER continues to pursue additional solar opportunities including possibly one large 200 MW to 250 MW project and a development pipeline of smaller 10 MW to 40 MW projects.

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

	Three Months Ended March 31,
	2014	2013
	(millions)
Interest expense, net of allocations to NEER	$(25)	$(28)
Interest income	8	8
Federal and state income tax benefits	8	26
Other	6	18
Net income (loss)	$(3)	$24

The decrease in interest expense, net of allocations to NEER, for the three months ended March 31, 2014 primarily relates to a higher allocation of interest costs to NEER reflecting a need for additional capital at NEER.  The federal and state income tax benefits for both periods reflect consolidating income tax adjustments and, for the three months ended March 31, 2013, also include a $15 million income tax benefit recorded as a gain from discontinued operations, net of federal income taxes (see Overview - Adjusted Earnings and Note 5).  Other includes all other corporate income and expenses, as well as other business activities.  The decrease for the three months ended March 31, 2014 reflects higher investment losses recorded in 2014 and lower results from NEET.

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

Cash Flows

Sources and uses of NEE's and FPL's cash for the three months ended March 31, 2014 and 2013 were as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
	(millions)
Sources of cash:
Cash flows from operating activities	$1,017	$1,082	$875	$776
Long-term borrowings and change in loan proceeds restricted for construction	627	735	—	—
Capital contribution from NEE	—	—	100	—
Cash grants under the Recovery Act	—	170	—	—
Issuances of common stock - net	25	8	—	—
Net increase in short-term debt	1,179	966	120	800
Other sources - net	152	23	42	24
Total sources of cash	3,000	2,984	1,137	1,600
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(1,866)	(1,867)	(1,067)	(821)
Retirements of long-term debt	(717)	(923)	(29)	(427)
Dividends	(315)	(279)	—	(340)
Payments to differential membership investors	(22)	(20)	—	—
Other uses - net	(30)	(9)	(22)	(17)
Total uses of cash	(2,950)	(3,098)	(1,118)	(1,605)
Net increase (decrease) in cash and cash equivalents	$50	$(114)	$19	$(5)

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generating facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects.  The following table provides a summary of the major capital investments for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(millions)
FPL:
Generation:
New	$290	$335
Existing	307	117
Transmission and distribution	288	217
Nuclear fuel	68	11
General and other	30	20
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	84	121
Total	1,067	821
NEER:
Wind	505	521
Solar	81	237
Nuclear, including nuclear fuel	51	47
Other	138	180
Total	775	985
Corporate and Other	24	61
Total capital expenditures and independent power and other investments and nuclear fuel purchases	$1,866	$1,867

Liquidity

At March 31, 2014, NEE's total net available liquidity was approximately $5.5 billion, of which FPL's portion was approximately $2.9 billion.  The table below provides the components of FPL's and NEECH's net available liquidity at March 31, 2014:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,000	$4,850	$7,850	(b)	(b)
Less letters of credit	(7)	(1,202)	(1,209)
	2,993	3,648	6,641

Revolving credit facility	235	—	235	May 2014
Less borrowings	—	—	—
	235	—	235

Letter of credit facilities(c)	—	250	250		2015
Less letters of credit	—	(241)	(241)
	—	9	9

Subtotal	3,228	3,657	6,885

Cash and cash equivalents	38	445	483
Less commercial paper	(324)	(1,545)	(1,869)
Net available liquidity	$2,942	$2,557	$5,499
_______________________

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

Additionally, a NEER subsidiary has five variable rate Canadian revolving credit agreements with original capacity totaling C$1,150 million and expiration dates ranging from October 2014 to 2016.  These facilities are available for general corporate purposes; however, the current intent is to use these facilities for the purchase, development, construction and/or operation of Canadian renewable generating assets.  In order to borrow or issue letters of credit under the terms of these agreements, among other things, NEE is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  These agreements also contain certain covenants and default and related acceleration provisions relating to, among other things, failure of NEE to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  The payment obligations under these agreements are ultimately guaranteed by NEE.  As of March 31, 2014, approximately $457 million of capacity remained available.

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

In addition, as part of contract negotiations in the normal course of business, NEE and certain of its subsidiaries, including FPL, may agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events.  The specified events may include, but are not limited to, an adverse judgment in a lawsuit, the imposition of additional taxes due to a change in tax law or interpretations of the tax law or the non-receipt of renewable tax credits or proceeds from cash grants under the Recovery Act.  NEE and FPL are unable to develop an estimate of the maximum potential amount of future payments under some of these contracts because events that would obligate them have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence.

In addition, NEE has guaranteed certain payment obligations of NEECH, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees and indemnifications, and NEECH has guaranteed certain debt and other obligations of NEER and its subsidiaries.

At March 31, 2014, NEE had approximately $1.5 billion of standby letters of credit ($7 million for FPL), approximately $141 million of surety bonds ($22 million for FPL) and approximately $11.3 billion notional amount of guarantees and indemnifications ($18 million for FPL), of which approximately $8.0 billion of letters of credit, guarantees and indemnifications ($11 million for FPL) have expiration dates within the next five years.

Each of NEE and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds, guarantees and indemnifications.  Accordingly, at March 31, 2014, NEE and FPL did not have any liabilities recorded for these letters of credit, surety bonds, guarantees and indemnifications.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2014 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)

Fair value of contracts outstanding at December 31, 2013	$301	$563	$46	$910
Reclassification to realized at settlement of contracts	36	119	(62)	93
Inception value of new contracts	(21)	—	—	(21)
Net option premium purchases (issuances)	4	1	—	5
Changes in fair value excluding reclassification to realized	(3)	(272)	136	(139)
Fair value of contracts outstanding at March 31, 2014	317	411	120	848
Net margin cash collateral paid (received)				(241)
Total mark-to-market energy contract net assets at March 31, 2014	$317	$411	$120	$607

NEE's total mark-to-market energy contract net assets (liabilities) at March 31, 2014 shown above are included on the condensed consolidated balance sheets as follows:

March 31, 2014
(millions)
Current derivative assets	$500
Noncurrent derivative assets	941
Current derivative liabilities	(529)
Noncurrent derivative liabilities	(305)
NEE's total mark-to-market energy contract net assets	$607

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2014 were as follows:

	Maturity
	2014	2015	2016	2017	2018	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$56	$50	$(3)	$(2)	$—	$—	$101
Significant other observable inputs	36	21	44	30	2	3	136
Significant unobservable inputs	(34)	35	21	24	(1)	35	80
Total	58	106	62	52	1	38	317
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(6)	(1)	1	—	—	—	(6)
Significant other observable inputs	(16)	(70)	8	8	1	1	(68)
Significant unobservable inputs	(3)	34	57	56	61	280	485
Total	(25)	(37)	66	64	62	281	411
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	116	1	—	—	—	—	117
Significant unobservable inputs	2	—	1	—	—	—	3
Total	118	1	1	—	—	—	120
Total sources of fair value	$151	$70	$129	$116	$63	$319	$848

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2013 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2012	$261	$674	$(15)	$920
Reclassification to realized at settlement of contracts	(3)	(10)	15	2
Inception value of new contracts	3	—	—	3
Net option premium purchases (issuances)	(6)	(12)	—	(18)
Changes in fair value excluding reclassification to realized	39	(78)	144	105
Fair value of contracts outstanding at March 31, 2013	294	574	144	1,012
Net margin cash collateral paid (received)				(120)
Total mark-to-market energy contract net assets (liabilities) at March 31, 2013	$294	$574	$144	$892

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of March 31, 2014 and December 31, 2013, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2013	$—	$2	$2	$36	$54	$43	$36	$55	$42
March 31, 2014	$—	$2	$2	$53	$35	$34	$53	$35	$35
Average for the three months ended March 31, 2014	$—	$4	$4	$56	$44	$39	$56	$46	$37
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	March 31, 2014			December 31, 2013
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,259	$2,259	(a)	$2,195	$2,195	(a)
Other investments:
Debt securities	$120	$120	(a)	$113	$113	(a)
Primarily notes receivable	$528	$667	(b)	$531	$627	(b)
Long-term debt, including current maturities	$27,639	$28,782	(c)	$27,728	$28,612	(c)
Interest rate contracts - net unrealized losses	$(157)	$(157)	(d)	$(130)	$(130)	(d)
FPL:
Fixed income securities - special use funds	$1,761	$1,761	(a)	$1,735	$1,735	(a)
Long-term debt, including current maturities	$8,801	$9,384	(c)	$8,829	$9,451	(c)
————————————

(a)	Primarily estimated using quoted market prices for these or similar issues.

(b)	Primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

As of March 31, 2014, NEE had interest rate contracts with a notional amount of approximately $6.8 billion related to long-term debt issuances, of which $2.2 billion are fair value hedges at NEECH that effectively convert fixed-rate debt to a variable-rate instrument.  The remaining $4.6 billion of notional amount of interest rate contracts relate to cash flow hedges to manage exposure to the variability of cash flows associated with variable-rate debt instruments, all of which relate to NEER debt issuances.  At March 31, 2014, the estimated fair value of NEE's fair value hedges and cash flow hedges was approximately $14 million and $(171) million, respectively.  See Note 2.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $941 million ($486 million for FPL) at March 31, 2014.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities.  For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,607 million and $2,585 million ($1,566 million and $1,538 million for FPL) at March 31, 2014 and December 31, 2013, respectively.  At March 31, 2014, a hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $240 million ($141 million for FPL) reduction in fair value.  For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance.  As of March 31, 2014, approximately 95% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of March 31, 2014.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

NEE and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal proceedings that could have a material effect on NEE or FPL, see Item 3. Legal Proceedings and Note 13 - Legal Proceedings to Consolidated Financial Statements in the 2013 Form 10-K and Note 9 - Legal Proceedings herein.  Such descriptions are incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2013 Form 10-K.  The factors discussed in Part I, Item 1A. Risk Factors in the 2013 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered.  The risks described in the 2013 Form 10-K are not the only risks facing NEE and FPL.  Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NEE of its common stock during the three months ended March 31, 2014 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
1/1/14 - 1/31/14	—	$—	—	13,274,748
2/1/14 - 2/28/14	90,045	$93.26	—	13,274,748
3/1/14 - 3/31/14	480	$94.84	—	13,274,748
Total	90,525	$93.27	—
————————————

(a)
Includes: (1) in February 2014, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long-Term Incentive Plan and the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP); and (2) in March 2014, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the former LTIP to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 5. Other Information

(a)
On April 29, 2014, Lone Star, an indirect wholly-owned subsidiary of NEECH, entered into a note purchase agreement providing for the issuance of $360 million in aggregate principal amount of senior secured notes, which notes Lone Star anticipates issuing in July 2014, subject to Lone Star satisfying certain conditions precedent. The maturity dates of the notes will range from 2021 to 2044. The notes will bear interest at rates ranging from 2.45% to 4.42%, payable semi-annually, with principal payable for $275 million of the notes at maturity with the balance of the principal payable in installments.  Proceeds from the sale of the notes will be used to, among other things, pay down Lone Star’s existing indebtedness and for general corporate purposes.  The notes will be secured by liens on the majority of Lone Star’s transmission assets.  The note purchase agreement contains default and related acceleration provisions relating to, among other things, the failure to make required payments or to observe other covenants in the note purchase agreement and related documents, including a covenant that Lone Star’s ratio of indebtedness to total capitalization not exceed a specified ratio, and certain bankruptcy-related events.

(b)	None

(c)	Other events

(i)
Reference is made to Item 1. Business - FPL - FPL Sources of Generation - Nuclear Operations - Spent Nuclear Fuel - Nuclear Waste Policy Act of 1982, as amended (Nuclear Waste Policy Act) and Item 1. Business - NEER - Generation and Other Operations - NEER Fuel/Technology Mix - Nuclear Facilities - Spent Nuclear Fuel in the 2013 Form 10-K.

In March 2014, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) denied the U.S. Department of Energy’s (DOE) petition for rehearing regarding the nuclear waste fee.  The DOE has until June 2014 to seek review by the U.S. Supreme Court.  NEE subsidiaries that own and operate nuclear facilities, including FPL, will continue to pay fees to the U.S. government's nuclear waste fund pending implementation of a zero-fee proposal.

(ii)	Reference is made to Item 1. Business - NEE Environmental Matters - Environmental Regulations - Clean Air Interstate Rule (CAIR)/Cross-State Air Pollution Rule (CSAPR) in the 2013 Form 10-K.

In April 2014, the U.S. Supreme Court reversed the D.C. Circuit's decision to vacate the CSAPR. The EPA will now determine how to implement the CSAPR and is expected to provide guidance before the end of 2014. Complying with the CSAPR is not expected to have a significant impact on the operations and/or financial results of NEE or FPL.

(iii)	Reference is made to Item 1. Business - NEE Environmental Matters - Environmental Regulations - Clean Water Act Section 316(b) in the 2013 Form 10-K.

The issuance of a final rule under Section 316(b) of the Clean Water Act has been delayed.

(iv)	Reference is made to Item 1. Business - NEE Environmental Matters - Environmental Regulations in the 2013 Form 10-K.

In March 2014, the EPA issued a proposed rule redefining "waters of the U.S." under the Clean Water Act to add previously unregulated waters to the definition, such as intermittent streams, non-navigable tributaries and adjacent waters.  Under the proposed rule, subsidiaries of NEE could incur increased costs for siting and permitting new projects or when making modifications to existing facilities and transmission and distribution lines.  The ultimate economic and operational impact of the provisions of the proposed rule cannot be determined at this time.  A final rule is not expected before the first quarter of 2015.

(v)
In March 2014, NEER decided not to pursue the sale of Maine fossil. This decision resulted in the reclassification of a $67 million ($43 million after-tax) loss on Maine fossil assets from discontinued operations to income from continuing operations in NEE's condensed consolidated statements of income.  See Note 3 - Nonrecurring Fair Value Measurements.  The following table presents summarized financial information for the year ended December 31, 2013 restated to conform to the current period's presentation.

Year Ended December 31, 2013 (millions, except per share amounts)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$2,454
INCOME TAXES	777
INCOME FROM CONTINUING OPERATIONS	1,677
GAIN FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	231
NET INCOME	$1,908

Basic earnings per share of common stock:
Continuing operations	$3.95
Discontinued operations	0.55
Net income	$4.50
Earnings per share of common stock - assuming dilution:
Continuing operations	$3.93
Discontinued operations	0.54
Net income	$4.47

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4(a)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 11, 2014, creating the 2.700% Debentures, Series Due September 15, 2019 (filed as Exhibit 4 to Form 8-K dated March 11, 2014, File No. 1-8841)
x
*10(a)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2014 (filed as Exhibit 10(oo) to Form 10-K for the year ended December 31, 2013, File No. 1-8841)	x
*10(b)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Miguel Arechabala dated as of January 1, 2014 (filed as Exhibit 10(bbb) to Form 10-K for the year ended December 31, 2013, File No. 1-8841)
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

Date:	May 1, 2014

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