Form 10-Q
period 2014-06-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2014-07-31
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of NextEra Energy, Inc. common stock, as of the latest practicable date:  Common Stock, $0.01 par value, outstanding as of June 30, 2014: 436,357,087 shares.

As of June 30, 2014, there were issued and outstanding 1,000 shares of Florida Power & Light Company common stock, without par value, all of which were held, beneficially and of record, by NextEra Energy, Inc.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
OPERATING REVENUES	$4,029	$3,833	$7,703	$7,112
OPERATING EXPENSES
Fuel, purchased power and interchange	1,373	1,262	2,771	2,327
Other operations and maintenance	768	764	1,524	1,520
Impairment charge	—	—	—	300
Depreciation and amortization	614	500	1,076	918
Taxes other than income taxes and other	323	326	642	632
Total operating expenses	3,078	2,852	6,013	5,697
OPERATING INCOME	951	981	1,690	1,415
OTHER INCOME (DEDUCTIONS)
Interest expense	(305)	(266)	(624)	(537)
Benefits associated with differential membership interests - net	58	42	122	82
Equity in earnings of equity method investees	20	9	22	5
Allowance for equity funds used during construction	6	12	21	38
Interest income	21	19	42	38
Gains on disposal of assets - net	33	9	77	21
Gain (loss) associated with Maine fossil	—	—	21	(67)
Other - net	—	15	(6)	12
Total other deductions - net	(167)	(160)	(325)	(408)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	784	821	1,365	1,007
INCOME TAXES	292	211	444	355
INCOME FROM CONTINUING OPERATIONS	492	610	921	652
GAIN FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	—	231
NET INCOME	$492	$610	$921	$883
Basic earnings per share of common stock:
Continuing operations	$1.13	$1.45	$2.12	$1.54
Discontinued operations	—	—	—	0.55
Net income	$1.13	$1.45	$2.12	$2.09
Earnings per share of common stock - assuming dilution:
Continuing operations	$1.12	$1.44	$2.10	$1.54
Discontinued operations	—	—	—	0.54
Net income	$1.12	$1.44	$2.10	$2.08

Dividends per share of common stock	$0.725	$0.66	$1.45	$1.32
Weighted-average number of common shares outstanding:
Basic	434.1	421.8	433.8	421.4
Assuming dilution	440.1	424.8	439.3	424.3

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME	$492	$610	$921	$883
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $3 tax benefit, $25 tax expense, $14 tax benefit and $52 tax expense, respectively)	(7)	36	(25)	101
Reclassification from accumulated other comprehensive income to net income (net of $3 tax benefit, $9, $2 and $22 tax expense, respectively)	(4)	18	5	39
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $22, $1, $31 and $27 tax expense, respectively)	40	2	53	42
Reclassification from accumulated other comprehensive income to net income (net of $3, $3, $18 and $7 tax benefit, respectively)	(5)	(4)	(30)	(10)
Defined benefit pension and other benefits plans (net of $3 and $4 tax expense, respectively)	—	—	5	7
Net unrealized gains (losses) on foreign currency translation (net of $8 tax expense, $11 tax benefit and $16 tax benefit, respectively)	17	(23)	—	(32)
Other comprehensive income (loss) related to equity method investee (net of $2 tax benefit, $3 tax expense, $3 tax benefit and $4 tax expense, respectively)	(3)	5	(5)	6
Total other comprehensive income, net of tax	38	34	3	153
COMPREHENSIVE INCOME	$530	$644	$924	$1,036

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	June 30, 2014	December 31, 2013
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$65,005	$62,699
Nuclear fuel	2,062	2,059
Construction work in progress	4,366	4,690
Less accumulated depreciation and amortization	(17,402)	(16,728)
Total property, plant and equipment - net ($5,027 and $5,127 related to VIEs, respectively)	54,031	52,720
CURRENT ASSETS
Cash and cash equivalents	622	438
Customer receivables, net of allowances of $15 and $14, respectively	1,978	1,777
Other receivables	314	512
Materials, supplies and fossil fuel inventory	1,178	1,153
Regulatory assets:
Deferred clause and franchise expenses	221	192
Other	117	116
Derivatives	577	498
Deferred income taxes	395	753
Other	697	403
Total current assets	6,099	5,842
OTHER ASSETS
Special use funds	5,034	4,780
Other investments	1,262	1,121
Prepaid benefit costs	1,496	1,456
Regulatory assets:
Securitized storm-recovery costs ($207 and $228 related to a VIE, respectively)	337	372
Other	518	426
Derivatives	894	1,163
Other	1,919	1,426
Total other assets	11,460	10,744
TOTAL ASSETS	$71,590	$69,306
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 436 and 435, respectively)	$4	$4
Additional paid-in capital	6,506	6,411
Retained earnings	11,860	11,569
Accumulated other comprehensive income	59	56
Total common shareholders' equity	18,429	18,040
Long-term debt ($1,117 and $1,207 related to VIEs, respectively)	25,049	23,969
Total capitalization	43,478	42,009
CURRENT LIABILITIES
Commercial paper	1,116	691
Short-term debt	500	—
Current maturities of long-term debt	3,285	3,766
Accounts payable	1,475	1,200
Customer deposits	452	452
Accrued interest and taxes	694	473
Derivatives	686	838
Accrued construction-related expenditures	715	839
Other	767	930
Total current liabilities	9,690	9,189
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,905	1,850
Deferred income taxes	8,227	8,144
Regulatory liabilities:
Accrued asset removal costs	1,731	1,839
Asset retirement obligation regulatory expense difference	2,200	2,082
Other	493	462
Derivatives	561	473
Deferral related to differential membership interests - VIEs	1,871	2,001
Other	1,434	1,257
Total other liabilities and deferred credits	18,422	18,108
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$71,590	$69,306
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$921	$883
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,076	918
Nuclear fuel and other amortization	170	177
Impairment charge	—	300
Unrealized losses on marked to market energy contracts	310	68
Deferred income taxes	461	535
Cost recovery clauses and franchise fees	(140)	(157)
Benefits associated with differential membership interests - net	(122)	(82)
Equity in earnings of equity method investees	(22)	(5)
Allowance for equity funds used during construction	(21)	(38)
Gains on disposal of assets - net	(77)	(21)
Gain from discontinued operations, net of income taxes	—	(231)
Loss (gain) associated with Maine fossil	(21)	67
Other - net	233	23
Changes in operating assets and liabilities:
Customer and other receivables	(151)	(276)
Materials, supplies and fossil fuel inventory	(20)	(47)
Other current assets	(21)	(50)
Other assets	(167)	(52)
Accounts payable and customer deposits	193	224
Margin cash collateral	(200)	33
Income taxes	(30)	(132)
Interest and other taxes	236	201
Other current liabilities	(142)	(89)
Other liabilities	(18)	1
Net cash provided by operating activities	2,448	2,250
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,568)	(1,465)
Independent power and other investments of NEER	(1,436)	(1,510)
Cash grants under the American Recovery and Reinvestment Act of 2009	306	170
Nuclear fuel purchases	(171)	(86)
Other capital expenditures and other investments	(64)	(93)
Sale of independent power investments	273	—
Change in loan proceeds restricted for construction	(366)	207
Proceeds from sale or maturity of securities in special use funds and other investments	2,295	1,907
Purchases of securities in special use funds and other investments	(2,375)	(1,947)
Other - net	1	32
Net cash used in investing activities	(3,105)	(2,785)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,729	2,862
Retirements of long-term debt	(2,275)	(1,425)
Proceeds from sale of differential membership interests	39	201
Payments to differential membership investors	(42)	(37)
Net change in short-term debt	925	(370)
Issuances of common stock - net	42	9
Dividends on common stock	(630)	(557)
Other - net	53	(66)
Net cash provided by financing activities	841	617
Net increase in cash and cash equivalents	184	82
Cash and cash equivalents at beginning of period	438	329
Cash and cash equivalents at end of period	$622	$411
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,021	$726
Sale of hydropower generation plants through assumption of debt by buyer	$—	$700
Changes in property, plant and equipment as a result of a settlement	$107	$—

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
OPERATING REVENUES	$2,889	$2,696	$5,424	$4,885
OPERATING EXPENSES
Fuel, purchased power and interchange	1,076	1,018	2,112	1,838
Other operations and maintenance	388	426	771	811
Depreciation and amortization	349	248	557	429
Taxes other than income taxes and other	294	280	570	540
Total operating expenses	2,107	1,972	4,010	3,618
OPERATING INCOME	782	724	1,414	1,267
OTHER INCOME (DEDUCTIONS)
Interest expense	(111)	(104)	(213)	(205)
Allowance for equity funds used during construction	6	12	21	30
Other - net	1	—	2	—
Total other deductions - net	(104)	(92)	(190)	(175)
INCOME BEFORE INCOME TAXES	678	632	1,224	1,092
INCOME TAXES	255	241	454	413
NET INCOME(a)	$423	$391	$770	$679
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	June 30, 2014	December 31, 2013
ELECTRIC UTILITY PLANT
Plant in service and other property	$38,566	$36,838
Nuclear fuel	1,267	1,240
Construction work in progress	1,269	1,818
Less accumulated depreciation and amortization	(11,226)	(10,944)
Total electric utility plant - net	29,876	28,952
CURRENT ASSETS
Cash and cash equivalents	58	19
Customer receivables, net of allowances of $6 and $5, respectively	904	757
Other receivables	130	137
Materials, supplies and fossil fuel inventory	774	742
Regulatory assets:
Deferred clause and franchise expenses	221	192
Other	109	105
Other	186	261
Total current assets	2,382	2,213
OTHER ASSETS
Special use funds	3,434	3,273
Prepaid benefit costs	1,166	1,142
Regulatory assets:
Securitized storm-recovery costs ($207 and $228 related to a VIE, respectively)	337	372
Other	484	396
Other	203	140
Total other assets	5,624	5,323
TOTAL ASSETS	$37,882	$36,488
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	6,279	6,179
Retained earnings	5,802	5,532
Total common shareholder's equity	13,454	13,084
Long-term debt ($300 and $331 related to a VIE, respectively)	8,942	8,473
Total capitalization	22,396	21,557
CURRENT LIABILITIES
Commercial paper	451	204
Current maturities of long-term debt	58	356
Accounts payable	743	611
Customer deposits	448	447
Accrued interest and taxes	571	272
Accrued construction-related expenditures	176	202
Other	382	438
Total current liabilities	2,829	2,530
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,319	1,285
Deferred income taxes	6,534	6,355
Regulatory liabilities:
Accrued asset removal costs	1,731	1,839
Asset retirement obligation regulatory expense difference	2,200	2,082
Other	422	386
Other	451	454
Total other liabilities and deferred credits	12,657	12,401
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$37,882	$36,488

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$770	$679
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	557	429
Nuclear fuel and other amortization	95	83
Deferred income taxes	287	353
Cost recovery clauses and franchise fees	(140)	(157)
Allowance for equity funds used during construction	(21)	(30)
Other - net	87	67
Changes in operating assets and liabilities:
Customer and other receivables	(139)	(118)
Materials, supplies and fossil fuel inventory	(32)	(26)
Other current assets	(8)	(36)
Other assets	(82)	(12)
Accounts payable and customer deposits	133	159
Income taxes	97	61
Interest and other taxes	209	191
Other current liabilities	(69)	(83)
Other liabilities	(21)	(14)
Net cash provided by operating activities	1,723	1,546
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,568)	(1,465)
Nuclear fuel purchases	(110)	(41)
Proceeds from sale or maturity of securities in special use funds	1,799	1,354
Purchases of securities in special use funds	(1,851)	(1,388)
Other - net	29	10
Net cash used in investing activities	(1,701)	(1,530)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	499	498
Retirements of long-term debt	(329)	(427)
Net change in short-term debt	247	241
Capital contribution from NEE	100	—
Dividends to NEE	(500)	(340)
Other - net	—	2
Net cash provided by (used in) financing activities	17	(26)
Net increase (decrease) in cash and cash equivalents	39	(10)
Cash and cash equivalents at beginning of period	19	40
Cash and cash equivalents at end of period	$58	$30
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$326	$365

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2013 Form 10-K.  In the opinion of NEE and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. See Note 4 - Nonrecurring Fair Value Measurements for a discussion of the decision not to pursue the sale of NEER's ownership interests in oil-fired generating plants located in Maine with a total generating capacity of 796 megawatts (MW) (Maine fossil) and the related financial statement impacts. The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Summary of Significant Accounting and Reporting Policies

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard which provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows from an entity's contracts with customers.  The standard is effective for NEE and FPL beginning January 1, 2017.  NEE and FPL are currently evaluating the effect the adoption of this standard will have, if any, on their consolidated financial statements.

Basis of Presentation - NEE formed NextEra Energy Partners, LP (NEP) to own, operate and acquire contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NextEra Energy Operating Partners, LP (NEP OpCo).  On July 1, 2014, NEP closed its initial public offering by issuing 18,687,500 common units representing limited partnership interests.  The proceeds from the sale of the common units, net of underwriting discounts, commissions and structuring fees, were approximately $438 million.  NEP used such proceeds to purchase 18,687,500 common units of NEP OpCo, of which approximately $288 million was used to purchase common units from an indirect wholly-owned subsidiary of NEE and $150 million was used to purchase common units from NEP OpCo which will use the net proceeds for its general corporate purposes, including to fund future acquisition opportunities.  NEE retained 74,440,000 units of NEP OpCo representing a 79.9% interest in the operating projects owned by NEP.  Additionally, NEE owns a controlling general partner interest in NEP and, beginning July 1, 2014, will consolidate this entity for financial reporting purposes and will present NEP's limited partner interest as a non-controlling interest in NEE's financial statements.  Upon completion of the initial public offering, NEP, through NEER's contribution of energy projects to NEP OpCo, owned a portfolio of ten wind and solar projects with generation capacity totaling approximately 990 MW.

2.  Employee Retirement Benefits

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

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(millions)
Service cost	$16	$18	$1	$1	$32	$36	$2	$2
Interest cost	26	24	4	4	51	48	8	8
Expected return on plan assets	(60)	(59)	(1)	—	(120)	(119)	(1)	—
Amortization of prior service cost (benefit)	—	2	—	(1)	1	4	(1)	(2)
Amortization of losses	—	—	—	—	—	1	—	1
Special termination benefits	—	12	—	—	—	12	—	—
Net periodic benefit (income) cost at NEE	$(18)	$(3)	$4	$4	$(36)	$(18)	$8	$9
Net periodic benefit (income) cost at FPL	$(12)	$(2)	$3	$3	$(23)	$(12)	$6	$6

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

Derivative instruments, when required to be marked to market, are recorded on NEE's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value.  At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel and purchased power cost recovery clause (fuel clause).  For NEE's non-rate regulated operations, predominantly NEER, essentially all changes in the derivatives' fair value for power purchases and sales, fuel sales and trading activities are recognized on a net basis in operating revenues; fuel purchases used in the production of electricity are recognized in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's condensed consolidated statements of income.  Settlement gains and losses are included within the line items in the condensed consolidated statements of income to which they relate.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the condensed consolidated statements of income.  For commodity derivatives, NEE believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Settlements related to derivative instruments are primarily recognized in net cash provided by operating activities in NEE's and FPL's condensed consolidated statements of cash flows.

While most of NEE's derivatives are entered into for the purpose of managing commodity price risk, optimizing the value of NEER's power generation and gas infrastructure assets, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable.  For interest rate and foreign currency derivative instruments, generally NEE assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period.  In April 2013, NEE discontinued hedge accounting for cash flow hedges related to interest rate swaps associated with the solar projects in Spain (see Note 10 - Spain Solar Projects).  At June 30, 2014, NEE's accumulated other comprehensive income (AOCI) included amounts related to interest rate cash flow hedges with expiration dates through September 2032 and foreign currency cash flow hedges with expiration dates through September 2030.  Approximately $49 million of net losses included in AOCI at June 30, 2014 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made.  Such amounts assume no change in interest rates, currency exchange rates or scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at June 30, 2014 and December 31, 2013, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis.  Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 4 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	June 30, 2014
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$—	$—	$5,482	$4,922	$1,400	$974
Interest rate contracts	43	94	—	119	68	238
Foreign currency swaps	—	32	—	—	3	35
Total fair values	$43	$126	$5,482	$5,041	$1,471	$1,247

FPL:
Commodity contracts	$—	$—	$84	$12	$84	$12

Net fair value by NEE balance sheet line item:
Current derivative assets(a)					$577
Noncurrent derivative assets(b)					894
Current derivative liabilities(c)						$686
Noncurrent derivative liabilities(d)						561
Total derivatives					$1,471	$1,247

Net fair value by FPL balance sheet line item:
Current other assets					$81
Noncurrent other assets					3
Current other liabilities						$1
Noncurrent other liabilities						11
Total derivatives					$84	$12
______________________

(a)	Reflects the netting of approximately $81 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $68 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $1 million in margin cash collateral provided to counterparties.

(d)	Reflects the netting of approximately $14 million in margin cash collateral provided to counterparties.

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

At June 30, 2014 and December 31, 2013, NEE had approximately $20 million and $24 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation.  These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets.  Additionally, at June 30, 2014 and December 31, 2013, NEE had approximately $93 million and $42 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative assets or liabilities in the above presentation.  These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's cash flow hedges are recorded in NEE's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended June 30,
	2014					2013
	Interest Rate Contracts		Foreign Currency Swaps		Total	Interest Rate Contracts		Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$(27)		$17		$(10)	$65		$(4)		$61
Gains (losses) reclassified from AOCI to net income	$(16)	(a)	$23	(b)	$7	$(15)	(a)	$(12)	(b)	$(27)
————————————

(a)	Included in interest expense.

(b)	Loss of approximately $1 million is included in interest expense and the balance is included in other - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30,
	2014					2013
	Interest Rate Contracts		Foreign Currency Swaps		Total	Interest Rate Contracts		Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$(54)		$15		$(39)	$165		$(12)		$153
Gains (losses) reclassified from AOCI to net income	$(32)	(a)	$25	(b)	$(7)	$(30)	(a)	$(31)	(b)	$(61)
————————————

(a)	Included in interest expense.

(b)	Loss of approximately $2 million is included in interest expense and the balance is included in other - net.

For the three months ended June 30, 2014 and 2013, NEE recorded a gain of approximately $15 million and a loss of $48 million, respectively, on fair value hedges which resulted in a corresponding increase and decrease, respectively, in the related debt. For the six months ended June 30, 2014 and 2013, NEE recorded a gain of approximately $19 million and a loss of $57 million, respectively, on fair value hedges which resulted in a corresponding increase and decrease, respectively, in the related debt.

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(millions)
Commodity contracts:(a)
Operating revenues	$(153)	$15	$(425)	$(27)
Fuel, purchased power and interchange	—	8	(4)	11
Foreign currency swap - other - net	(6)	(20)	(1)	(52)
Interest rate contracts - interest expense	(8)	11	(35)	11
Total	$(167)	$14	$(465)	$(57)
————————————

(a)
For the three and six months ended June 30, 2014, FPL recorded approximately $11 million and $147 million of gains, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets.  For the three and six months ended June 30, 2013, FPL recorded approximately $149 million and $5 million of losses, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

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

	June 30, 2014				December 31, 2013
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(94)	MWh(a)	—		(276)	MWh(a)	—
Natural gas	1,422	MMBtu(b)	884	MMBtu(b)	1,140	MMBtu(b)	674	MMBtu(b)
Oil	(9)	barrels	—		(10)	barrels	—
————————————

(a)	Megawatt-hours

(b)	One million British thermal units

At June 30, 2014 and December 31, 2013, NEE had interest rate contracts with a notional amount totaling approximately $7.1 billion and $6.5 billion, respectively, and foreign currency swaps with a notional amount totaling approximately $661 million and $662 million, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At June 30, 2014 and December 31, 2013, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $2.0 billion ($12 million for FPL) and $2.1 billion ($9 million for FPL), respectively.

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $300 million ($20 million at FPL) as of June 30, 2014 and $400 million ($20 million at FPL) as of December 31, 2013.  If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.3 billion ($0.4 billion at FPL) and $2.3 billion ($0.4 billion at FPL) as of June 30, 2014 and December 31, 2013, respectively.  Some contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $700 million ($200 million at FPL) and $800 million ($150 million at FPL) as of June 30, 2014 and December 31, 2013, respectively.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business.  At June 30, 2014 and December 31, 2013, applicable NEE subsidiaries have posted approximately $39 million (none at FPL) and $210 million (none at FPL), respectively, in the form of letters of credit which could be applied toward the collateral requirements described above.  FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2014
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$114	$—		$—		$114
Special use funds:(b)
NEE:
Equity securities	$1,185	$1,353	(c)	$—		$2,538
U.S. Government and municipal bonds	$619	$167		$—		$786
Corporate debt securities	$—	$662		$—		$662
Mortgage-backed securities	$—	$485		$—		$485
Other debt securities	$25	$36		$—		$61
FPL:
Equity securities	$279	$1,182	(c)	$—		$1,461
U.S. Government and municipal bonds	$512	$150		$—		$662
Corporate debt securities	$—	$465		$—		$465
Mortgage-backed securities	$—	$420		$—		$420
Other debt securities	$25	$22		$—		$47
Other investments:
NEE:
Equity securities	$43	$1		$—		$44
Debt securities	$20	$169		$—		$189
Derivatives:
NEE:
Commodity contracts	$2,217	$2,213		$1,052	$(4,082)	$1,400	(d)
Interest rate contracts	$—	$43		$—	$25	$68	(d)
Foreign currency swaps	$—	$—		$—	$3	$3	(d)
FPL - commodity contracts	$—	$80		$4	$—	$84	(d)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$2,174	$2,169		$579	$(3,948)	$974	(d)
Interest rate contracts	$—	$94		$119	$25	$238	(d)
Foreign currency swaps	$—	$32		$—	$3	$35	(d)
FPL - commodity contracts	$—	$11		$1	$—	$12	(d)
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

(b)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at the Carrying Amount below.

(c)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(d)	See Note 3 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2013
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$20	$—		$—		$20
Special use funds:(b)
NEE:
Equity securities	$1,170	$1,336	(c)	$—		$2,506
U.S. Government and municipal bonds	$647	$180		$—		$827
Corporate debt securities	$—	$597		$—		$597
Mortgage-backed securities	$—	$479		$—		$479
Other debt securities	$16	$44		$—		$60
FPL:
Equity securities	$291	$1,176	(c)	$—		$1,467
U.S. Government and municipal bonds	$584	$154		$—		$738
Corporate debt securities	$—	$421		$—		$421
Mortgage-backed securities	$—	$401		$—		$401
Other debt securities	$16	$30		$—		$46
Other investments:
NEE:
Equity securities	$51	$—		$—		$51
Debt securities	$11	$107		$—		$118
Derivatives:
NEE:
Commodity contracts	$1,368	$2,106		$1,069	$(2,972)	$1,571	(d)
Interest rate contracts	$—	$90		$—	$—	$90	(d)
FPL - commodity contracts	$—	$53		$2	$(7)	$48	(d)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,285	$1,994		$354	$(2,693)	$940	(d)
Interest rate contracts	$—	$127		$93	$—	$220	(d)
Foreign currency swaps	$—	$151		$—	$—	$151	(d)
FPL - commodity contracts	$—	$7		$2	$(7)	$2	(d)
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

(b)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at the Carrying Amount below.

(c)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(d)	See Note 3 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at June 30, 2014 are as follows:

Transaction Type	Fair Value at June 30, 2014		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$518	$104	Discounted cash flow	Forward price (per MWh)	$8	—	$169
Forward contracts - gas	105	35	Discounted cash flow	Forward price (per MMBtu)	$2	—	$18
Forward contracts - other commodity related	24	40	Discounted cash flow	Forward price (various)	$1	—	$112
Options - power	133	123	Option models	Implied correlations	10%	—	96%
				Implied volatilities	1%	—	431%
Options - gas	65	123	Option models	Implied correlations	10%	—	96%
				Implied volatilities	1%	—	95%
Full requirements and unit contingent contracts	207	154	Discounted cash flow	Forward price (per MWh)	$(11)	—	$219
				Customer migration rate(a)	—%	—	20%
Total	$1,052	$579
——————————

(a)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
————————————
(a)  Assumes the contract is in a gain position.

In addition, the fair value measurement of interest rate swap liabilities related to the solar projects in Spain of approximately $119 million at June 30, 2014 includes a significant credit valuation adjustment.  The credit valuation adjustment, considered an

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the swap agreements.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended June 30,
	2014		2013
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at March 31	$460	$3	$522	$2
Realized and unrealized gains (losses):
Included in earnings(a)	(73)	—	13	—
Included in regulatory assets and liabilities	1	1	(3)	(3)
Purchases	10	—	21	—
Settlements	38	(1)	(23)	—
Issuances	(75)	—	(30)	—
Transfers in(b)	9	—	(114)	—
Transfers out(b)	(16)	—	(2)	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$354	$3	$384	$(1)
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$(73)	$—	$12	$—
————————————

(a)
For the three months ended June 30, 2014, realized and unrealized losses of approximately $49 million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.  For the three months ended June 30, 2013, realized and unrealized gains of approximately $11 million are reflected in the condensed consolidated statements of income in interest expense and the balance is reflected in operating revenues.

(b)
Transfers into Level 3 were a result of decreased observability of market data and, in 2013, a significant credit valuation adjustment.  Transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three months ended June 30, 2014, unrealized losses of approximately $49 million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.  For the three months ended June 30, 2013, unrealized gains of approximately $11 million are reflected in the condensed consolidated statements of income in interest expense and the balance is reflected in operating revenues.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30,
	2014		2013
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$622	$—	$566	$2
Realized and unrealized gains (losses):
Included in earnings(a)	(496)	—	10	—
Included in regulatory assets and liabilities	5	5	(2)	(2)
Purchases	14	—	70	—
Settlements	304	(2)	(56)	(1)
Issuances	(94)	—	(94)	—
Transfers in(b)	16	—	(114)	—
Transfers out(b)	(17)	—	4	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$354	$3	$384	$(1)
The amount of gains for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$(260)	$—	$40	$—
————————————

(a)
For the six months ended June 30, 2014, realized and unrealized losses of approximately $453 million are reflected in the condensed consolidated statements of income in operating revenues, $41 million in interest expense and the balance is reflected in fuel, purchased power and interchange.  For the six months ended June 30, 2013, realized and unrealized gains (losses) of approximately $11 million are reflected in the condensed consolidated statements of income in interest expense, $1 million in operating revenues and the balance is reflected in fuel, purchased power and interchange.

(b)
Transfers into Level 3 were a result of decreased observability of market data and, in 2013, a significant credit valuation adjustment.  Transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the six months ended June 30, 2014, unrealized losses of approximately $219 million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.  For the six months ended June 30, 2013, unrealized gains (losses) of approximately $32 million are reflected in the condensed consolidated statements of income in operating revenues, $11 million in interest expense and the balance is reflected in fuel, purchased power and interchange.

Nonrecurring Fair Value Measurements - NEE tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In February 2013, the Spanish government enacted a new law that made further changes to the economic framework of renewable energy projects including, among other things, changes that negatively affect the projected economics of the 99.8 MW of solar thermal facilities that affiliates of NEER were constructing in Spain (Spain solar projects) (see Note 10 - Spain Solar Projects).  Due to the February 2013 change in law, NEER performed a recoverability analysis, considering, among other things, working with lenders to restructure the financing agreements, abandoning the projects or selling the projects, and concluded that the undiscounted cash flows of the Spain solar projects were less than the carrying value of the projects.  Accordingly, NEER performed a fair value analysis based on the income approach to determine the amount of the impairment.  Based on the fair value analysis, property, plant and equipment with a carrying amount of approximately $800 million were written down to their estimated fair value of $500 million as of March 31, 2013, resulting in an impairment of $300 million (which is recorded as a separate line item in NEE’s condensed consolidated statements of income for the six months ended June 30, 2013) and other related charges ($342 million after-tax, see Note 5).

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

In March 2013, NEER initiated a plan and received internal authorization to pursue the sale of its ownership interests in Maine fossil.  In connection with the decision to sell Maine fossil, a loss of approximately $67 million ($43 million after-tax) was originally reflected in net gain from discontinued operations, net of income taxes in NEE's condensed consolidated statements of income for the six months ended June 30, 2013.  The fair value measurement (Level 3) was based on the estimated sales price less the estimated costs to sell.  The estimated sales price was estimated using an income approach based primarily on capacity revenue

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

forecasts.  In March 2014, NEER decided not to pursue the sale of Maine fossil due to the divergence between the achievable sales price and management's view of the assets' value, which increased as a result of significant market changes. Accordingly, the Maine fossil assets were written-up to management's current estimate of fair value resulting in a gain of approximately $21 million ($12 million after-tax). The fair value measurement (Level 3) was estimated using an income approach based primarily on the updated capacity revenue forecasts. Based on NEER's decision to retain Maine fossil, the $67 million loss recorded during the six months ended June 30, 2013 was reclassified from discontinued operations to income from continuing operations and together with the $21 million gain recorded during the six months ended June 30, 2014 are included as a separate line item in NEE's condensed consolidated statements of income. The carrying amount of the assets and liabilities and the operations of Maine fossil for all periods presented were not material.

Fair Value of Financial Instruments Recorded at the Carrying Amount - The carrying amounts of cash equivalents, short-term debt and commercial paper approximate their fair values.  The carrying amounts and estimated fair values of other financial instruments, excluding those recorded at fair value and disclosed above in Recurring Fair Value Measurements, are as follows:

	June 30, 2014			December 31, 2013
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$502	$502		$311	$311
Other investments - primarily notes receivable	$522	$689	(b)	$531	$627	(b)
Long-term debt, including current maturities	$28,328	$30,448	(c)	$27,728	$28,612	(c)
FPL:
Special use funds(a)	$379	$379		$200	$200
Long-term debt, including current maturities	$9,000	$10,253	(c)	$8,829	$9,451	(c)
————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

(b)
Primarily classified as held to maturity.  Fair values are primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3).  Notes receivable bear interest primarily at fixed rates and mature by 2029.  Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement.  The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit ratings and market-related information.  As of June 30, 2014 and December 31, 2013, NEE had no notes receivable reported in non-accrual status.

(c)
As of June 30, 2014 and December 31, 2013, for NEE, $19,196 million and $17,921 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3).  For FPL, estimated using quoted market prices for the same or similar issues (Level 2).

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements) consist of FPL's storm fund assets of approximately $75 million and NEE's and FPL's nuclear decommissioning fund assets of $4,959 million and $3,359 million, respectively, at June 30, 2014.  The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value.  The amortized cost of debt and equity securities is $1,934 million and $1,333 million, respectively, at June 30, 2014 and $1,954 million and $1,384 million, respectively, at December 31, 2013 ($1,545 million and $618 million, respectively, at June 30, 2014 and $1,595 million and $694 million, respectively, at December 31, 2013 for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in other - net in NEE's condensed consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at June 30, 2014 of approximately seven years at both NEE and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at June 30, 2014 of approximately three years.  The cost of securities sold is determined using the specific identification method.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(millions)
Realized gains	$71	$21	$56	$8	$148	$63	$88	$31
Realized losses	$83	$13	$76	$8	$105	$43	$93	$30
Proceeds from sale or maturity of securities	$813	$858	$637	$669	$2,214	$1,782	$1,799	$1,354

The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(millions)
Equity securities	$1,200	$1,125	$838	$777
Debt securities	$64	$42	$53	$36

The unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(millions)
Unrealized losses(a)	$5	$32	$4	$25
Fair value	$305	$1,069	$231	$844
————————————

(a)
Unrealized losses on available for sale debt securities for securities in an unrealized loss position for greater than twelve months at June 30, 2014 and December 31, 2013 were not material to NEE or FPL.

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

5.  Income Taxes

NEE's effective income tax rates for the three months ended June 30, 2014 and 2013 were approximately 37% and 26%, respectively.  The rates for both periods reflect the benefit of wind production tax credits (PTCs) of approximately $49 million and $66 million, respectively, related to NEER's wind projects and deferred income tax benefits associated with grants (convertible investment tax credits (ITCs)) under the American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), of approximately $10 million and $21 million, respectively, primarily for certain wind and solar projects expected to be placed in service.

NEE's effective income tax rates for the six months ended June 30, 2014 and 2013 were approximately 33% and 35%, respectively.   The rates for both periods reflect the benefit of PTCs of approximately $98 million and $125 million, respectively,

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

related to NEER's wind projects and deferred income tax benefits associated with convertible ITCs of approximately $22 million and $33 million, respectively, primarily for certain wind and solar projects expected to be placed in service.

In addition, the rates for the three and six months ended June 30, 2014 reflect a noncash income tax charge of approximately $45 million associated with structuring Canadian assets and for the six months ended June 30, 2013 reflect the establishment of a full valuation allowance during the first quarter of 2013 of approximately $132 million on the deferred tax assets associated with the Spain solar projects.  The valuation allowance primarily related to deferred tax assets created as a result of the $300 million impairment and other related charges ($342 million after-tax) recorded during the first quarter of 2013 (see Note 4 - Nonrecurring Fair Value Measurements).

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

See Note 4 - Nonrecurring Fair Value Measurements for a discussion of the decision not to pursue the sale of Maine fossil and the related financial statement impacts.

7.  Variable Interest Entities (VIEs)

As of June 30, 2014, NEE has fourteen VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC.  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and are secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $297 million and $324 million at June 30, 2014 and December 31, 2013, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's condensed consolidated balance sheets.  The liabilities of the VIE were approximately $365 million and $394 million at June 30, 2014 and December 31, 2013, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's condensed consolidated balance sheets.

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a purchased power agreement effective in 1994 with this 250 MW coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per MWh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

or whether FPL is the primary beneficiary of the facility.  The purchased power agreement with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are recovered through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended June 30, 2014 and 2013, FPL purchased 246,544 MWh and 202,661 MWh, respectively, from the facility at a total cost of approximately $40 million and $38 million, respectively. During the six months ended June 30, 2014 and 2013, FPL purchased 375,484 MWh and 281,871 MWh, respectively, from the facility at a total cost of approximately $76 million and $73 million, respectively.

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

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generating facilities with the capability of producing 110 MW.  This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  This VIE uses third-party debt and equity to finance its operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER for the repayment of debt.  The assets and liabilities of the VIE were approximately $87 million and $61 million, respectively, at June 30, 2014 and $85 million and $63 million, respectively, at December 31, 2013, and consisted primarily of property, plant and equipment and long-term debt.

The other twelve NEER VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 3,541 MW.  Ten of these VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2018 through 2038; the other two VIEs sell their electric output in the spot market.  The VIEs use third-party debt and/or equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities.  The debt holders have no recourse to the general credit of NEER for the repayment of debt.  The assets and liabilities of these VIEs totaled approximately $5.2 billion and $3.1 billion, respectively, at June 30, 2014 and $5.3 billion and $3.3 billion, respectively, at December 31, 2013.  At June 30, 2014 and December 31, 2013, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of June 30, 2014 and December 31, 2013, several NEE subsidiaries have investments totaling approximately $603 million ($491 million at FPL) and $668 million ($505 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets.  As of June 30, 2014, NEE subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.  Common Shareholders' Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share of common stock from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(millions, except per share amounts)
Numerator - income from continuing operations	$492	$610	$921	$652
Denominator:
Weighted-average number of common shares outstanding - basic	434.1	421.8	433.8	421.4
Equity units, performance share awards, options, forward sale agreement and restricted stock(a)	6.0	3.0	5.5	2.9
Weighted-average number of common shares outstanding - assuming dilution	440.1	424.8	439.3	424.3
Earnings per share of common stock from continuing operations:
Basic	$1.13	$1.45	$2.12	$1.54
Assuming dilution	$1.12	$1.44	$2.10	$1.54
————————————

(a)
Calculated using the treasury stock method.  Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to stock options and performance shares awards and restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 0.2 million and 0.3 million for the three months ended June 30, 2014 and 2013, respectively, and 0.2 million and 0.3 million for the six months ended June 30, 2014 and 2013, respectively.

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended June 30, 2014
Balances, March 31, 2014	$(124)		$185		$28	$(50)	$(18)	$21
Other comprehensive income (loss) before reclassifications	(7)		40		—	17	(3)	47
Amounts reclassified from AOCI	(4)	(a)	(5)	(b)	—	—	—	(9)
Net other comprehensive income (loss)	(11)		35		—	17	(3)	38
Balances, June 30, 2014	$(135)		$220		$28	$(33)	$(21)	$59
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 3 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended June 30, 2013
Balances, March 31, 2013	$(180)		$130		$(67)	$3	$(22)	$(136)
Other comprehensive income (loss) before reclassifications	36		2		—	(23)	5	20
Amounts reclassified from AOCI	18	(a)	(4)	(b)	—	—	—	14
Net other comprehensive income (loss)	54		(2)		—	(23)	5	34
Balances, June 30, 2013	$(126)		$128		$(67)	$(20)	$(17)	$(102)
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 3 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Six Months Ended June 30, 2014
Balances, December 31, 2013	$(115)		$197		$23	$(33)	$(16)	$56
Other comprehensive income (loss) before reclassifications	(25)		53		4	—	(5)	27
Amounts reclassified from AOCI	5	(a)	(30)	(b)	1	—	—	(24)
Net other comprehensive income (loss)	(20)		23		5	—	(5)	3
Balances, June 30, 2014	$(135)		$220		$28	$(33)	$(21)	$59
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 3 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Six Months Ended June 30, 2013
Balances, December 31, 2012	$(266)		$96		$(74)	$12	$(23)	$(255)
Other comprehensive income (loss) before reclassifications	101		42		6	(32)	6	123
Amounts reclassified from AOCI	39	(a)	(10)	(b)	1	—	—	30
Net other comprehensive income (loss)	140		32		7	(32)	6	153
Balances, June 30, 2013	$(126)		$128		$(67)	$(20)	$(17)	$(102)
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 3 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9.  Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEE during the six months ended June 30, 2014 were as follows:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)
January - June 2014	NEER subsidiary	Canadian revolving credit agreements	Variable	(a)	$492	Various
January 2014	NEER subsidiary	Senior secured limited-recourse term loan	Variable	(a)	$44	2019
March 2014	NEECH	Debentures	2.700%	(b)	$350	2019
May 2014	FPL	First mortgage bonds	3.25%		$500	2024
June 2014	NEECH	Debentures	2.40%	(b)	$350	2019
June 2014	NEER subsidiary	Senior secured limited-recourse notes	5.60%		$280	2038
June 2014	NEER subsidiary	Canadian senior secured limited-recourse term loan	Variable	(a)(b)	$157	2032
June 2014	NEECH	Japanese yen denominated term loan	Variable	(a)(b)(c)	$540	2017
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	Interest rate swap agreements have been entered into with respect to these issuances. See Note 3.

(c)	Cross currency basis swap agreements were entered into with respect to both interest and principal payments on this loan.

In July 2014, Lone Star Transmission, LLC (Lone Star), an indirect wholly-owned subsidiary of NEECH, issued $360 million in aggregate principal amount of senior secured notes with interest rates ranging from 2.45% to 4.42%.  The maturity dates of the notes range from 2021 to 2044.

In July 2014, an indirect wholly-owned subsidiary of NEECH, which conducts a portion of the fiber-optic telecommunications business, entered into and borrowed $400 million under a variable rate senior secured limited-recourse term loan agreement maturing in 2019. An interest rate swap agreement was entered into with respect to this borrowing.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At June 30, 2014, estimated capital expenditures for the remainder of 2014 through 2018 were as follows:

	Remainder of 2014	2015	2016	2017	2018	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$330	$275	$90	$—	$—	$695
Existing	410	670	615	580	545	2,820
Transmission and distribution	750	1,205	1,125	955	1,025	5,060
Nuclear fuel	75	205	220	190	180	870
General and other	115	155	120	165	160	715
Total(d)	$1,680	$2,510	$2,170	$1,890	$1,910	$10,160
NEER:
Wind(e)	$1,005	$705	$70	$5	$10	$1,795
Solar(f)	365	850	405	—	—	1,620
Nuclear(g)	190	285	305	245	255	1,280
Other(h)	250	110	75	45	80	560
Total	$1,810	$1,950	$855	$295	$345	$5,255
Corporate and Other(i)	$150	$470	$785	$200	$95	$1,700
————————————

(a)	Includes allowance for funds used during construction (AFUDC) of approximately $21 million, $53 million and $17 million for the remainder of 2014 through 2016, respectively.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.

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

(e)
Consists of capital expenditures for new wind projects and related transmission totaling approximately 1,910 MW, including approximately 465 MW in Canada, that have received applicable internal approvals.  NEER expects to add new U.S. wind generation of 2,000 MW to 2,500 MW in 2013 through 2015, including 325 MW added to date, at a total cost of up to $3.5 billion to $4.5 billion.

(f)
Consists of capital expenditures for new solar projects and related transmission totaling approximately 587 MW that have received applicable internal approvals, including equity contributions associated with a 50% equity investment in a 550 MW solar project.  Excludes solar projects requiring internal approvals with generation totaling 47 MW with an estimated cost of approximately $120 million.

(g)	Includes nuclear fuel.

(h)	Consists of capital expenditures that have received applicable internal approvals.

(i)
Includes capital expenditures totaling approximately $1.4 billion for the remainder of 2014 through 2018 for construction of a natural gas pipeline system that has received applicable internal approvals, including approximately $855 million of equity contributions associated with a 33% equity investment in the northern portion of the natural gas pipeline system and $520 million for the southern portion, which includes AFUDC of approximately $1 million, $7 million, $20 million and $11 million for the remainder of 2014 through 2017, respectively.  Construction of the natural gas pipeline system is subject to certain conditions, including FERC approval.  A FERC decision is expected in 2015.  See Contracts below.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  As of June 30, 2014, FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,330 MW annually through 2015 and 375 MW annually thereafter through 2021.  FPL also has various firm pay-for-performance contracts to purchase approximately 705 MW from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2024 through 2034.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas.  In addition, FPL has entered into 25-year natural gas transportation agreements with each of Sabal Trail Transmission, LLC (Sabal Trail, an entity in which a NEECH subsidiary has a 33% ownership interest), and Florida Southeast Connection, LLC (Florida Southeast Connection, a wholly-owned NEECH subsidiary), each of which will build, own and operate a pipeline that will be part of a natural gas pipeline system, for a quantity of 400,000 MMBtu/day beginning on May 1, 2017 and increasing to 600,000 MMBtu/day on May 1, 2020.  These agreements contain firm commitments that are contingent upon the occurrence of certain events, including FERC approval and completion of construction of the pipeline system to be built by Sabal Trail and Florida Southeast Connection.  See Commitments above.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of June 30, 2014, NEER has entered into contracts with expiration dates ranging from August 2014 through 2030 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel.  Approximately $3.0 billion of commitments under such contracts are included in the estimated capital expenditures table in Commitments above.  In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from August 2014 through 2033.

Included in Corporate and Other in the table below is the remaining commitment by a NEECH subsidiary to invest over $900 million in Sabal Trail for the construction of the northern portion of the natural gas pipeline system.  Amounts committed for the remainder of 2014 through 2018 are also included in the estimated capital expenditures table in Commitments above.

The required capacity and/or minimum payments under the contracts discussed above as of June 30, 2014 were estimated as follows:

	Remainder of 2014	2015	2016	2017	2018	Thereafter
	(millions)
FPL:
Capacity charges:(a)
Qualifying facilities	$140	$290	$250	$255	$260	$1,965
JEA and Southern subsidiaries	$110	$195	$70	$50	$10	$5
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$995	$1,045	$685	$745	$825	$14,520
Coal	$35	$40	$20	$—	$—	$—
NEER	$1,430	$1,085	$480	$115	$120	$475
Corporate and Other(d)(e)	$95	$250	$510	$50	$25	$70
————————————

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity cost recovery clause, totaled approximately $123 million and $119 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $246 million and $244 million for the six months ended June 30, 2014 and 2013, respectively.  Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $75 million and $86 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $132 million and $109 million for the six months ended June 30, 2014 and 2013, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $200 million, $295 million and $8,535 million in 2017, 2018 and thereafter, respectively, of firm commitments, subject to certain conditions as noted above, related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)	Includes an approximately $50 million commitment to invest in clean power and technology businesses through 2021.

(e)	Excludes approximately $195 million and $200 million in 2014 and 2015, respectively, of joint obligations of NEECH and NEER which are included in the NEER amounts above.

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

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL or Lone Star, would be borne by NEE and/or FPL and/or their affiliates, as the case may be, and could have a material adverse effect on NEE's and FPL's financial condition, results of operations and liquidity.

Spain Solar Projects - In March 2013 and May 2013, events of default occurred under the project-level financing agreements for the Spain solar projects (project-level financing) as a result of changes of law that occurred in December 2012 and February 2013.  These changes of law negatively affected the projected economics of the projects and caused the project-level financing to be unsupportable by expected future project cash flows.  Under the project-level financing, events of default provide for, among other things, a right by the lenders (which they did not exercise) to accelerate the payment of the project-level debt.  Accordingly, in 2013, the project-level debt and the associated derivative liabilities related to interest rate swaps were classified as current maturities of long-term debt and current derivative liabilities, respectively, on NEE's condensed consolidated balance sheets, and totaled $751 million and $119 million, respectively, as of June 30, 2014 .  In July 2013, the Spanish government published a new law that created a new economic framework for the Spanish renewable energy sector.  Additional regulatory pronouncements from the Spanish government needed to complete and implement the framework were finalized in June 2014.  Based on NEE's initial assessment, the regulatory pronouncements do not indicate a further impairment of the Spain solar projects or a material change to the tariff revenues recorded since July 2013.

As part of a settlement agreement reached on December 20, 2013 between NEECH, NextEra Energy España, S.L. (NEE España), which is the NEER subsidiary in Spain that is the direct shareholder of the project-level subsidiaries, the project-level subsidiaries and the lenders, the future recourse of the lenders under the project-level financing is effectively limited to the letters of credit described below and to the assets of NEE España and the project-level subsidiaries. Under the settlement agreement, the lenders, among other things, irrevocably waived events of default related to changes of law described above, and NEECH affiliates provided for the project-level subsidiaries to post approximately €37 million (approximately $50 million as of June 30, 2014) in letters of credit to fund operating and debt service reserves under the project-level financing and €10 million (approximately $14 million as of June 30, 2014) in a letter of credit to provide support for a performance guarantee under the project-level financing.  NEE España, the project-level subsidiaries and the lenders will continue to seek to restructure the project-level financing; however, there can be no assurance that the project-level financing will be successfully restructured or that future events of default under the project-level financing will not occur.

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

In 1995 and 1996, NEE, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000.  On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash.  In June 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against NEE and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York.  The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital.  The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest from January 29, 1999.  NEE filed an answer to the complaint.  NEE believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from NEE, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the stock repurchase, or (iii) the stock repurchase left Adelphia with unreasonably small capital.  The trial was completed in May 2012 and closing arguments were heard in July 2012.  On May 6, 2014, the U.S. Bankruptcy Court, Southern District of New York, issued its decision after trial, finding, among other things, that Adelphia was not insolvent, or rendered insolvent, at the time of the stock repurchase. The bankruptcy court further ruled that Adelphia was not left with inadequate capital or equitably insolvent at the time of the stock repurchase. The decision after trial represents proposed findings of fact and conclusions of law which are subject to de novo review by the U.S. District Court for the Southern District of New York. Adelphia filed its objections to the decision on June 10, 2014 and NEE filed its response to those objections on July 15, 2014. The issuance of a final order by the district court is pending.

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

	Three Months Ended June 30,
	2014					2013
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$2,889	$1,036		$104	$4,029	$2,696	$1,046		$91	$3,833
Operating expenses	$2,107	$896		$75	$3,078	$1,972	$806		$74	$2,852
Net income (loss)	$423	$81	(b)	$(12)	$492	$391	$229	(b)	$(10)	$610

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30,
	2014					2013
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$5,424	$2,069		$210	$7,703	$4,885	$2,062		$165	$7,112
Operating expenses	$4,010	$1,846		$157	$6,013	$3,618	$1,955	(c)	$124	$5,697
Income (loss) from continuing operations(d)	$770	$167	(b)	$(16)	$921	$679	$(27)	(b)	$—	$652
Gain from discontinued operations, net of income taxes(d)(e)	$—	$—		$—	$—	$—	$216		$15	$231
Net income (loss)	$770	$167	(b)	$(16)	$921	$679	$189	(b)	$15	$883
————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt.  For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt.  Residual non-utility interest expense is included in Corporate and Other.

(b)
Includes NEER's tax benefits related to PTCs and for the six months ended June 30, 2013 also includes after-tax charges of $342 million associated with the impairment of the Spain solar projects.  See Note 4 - Nonrecurring Fair Value Measurements and Note 5.

(c)	Includes an impairment charge on NEER's Spain solar projects of $300 million. See Note 4 - Nonrecurring Fair Value Measurements.

(d)	Prior year amounts were restated to conform to current year's presentation. See Note 4 - Nonrecurring Fair Value Measurements.

(e)	See Note 6.

	June 30, 2014				December 31, 2013
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$37,882	$30,952	$2,756	$71,590	$36,488	$30,154	$2,664	$69,306

12.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL.  Most of NEECH's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NEE.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended June 30,
	2014				2013
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,143	$2,886	$4,029	$—	$1,140	$2,693	$3,833
Operating expenses	(4)	(969)	(2,105)	(3,078)	(4)	(878)	(1,970)	(2,852)
Interest expense	(2)	(194)	(109)	(305)	(2)	(161)	(103)	(266)
Equity in earnings of subsidiaries	507	—	(507)	—	623	—	(623)	—
Other income (deductions) - net	1	130	7	138	(1)	94	13	106
Income before income taxes	502	110	172	784	616	195	10	821
Income tax expense (benefit)	10	26	256	292	6	(36)	241	211
Net income (loss)	$492	$84	$(84)	$492	$610	$231	$(231)	$610

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30,
	2014				2013(b)
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$2,286	$5,417	$7,703	$—	$2,234	$4,878	$7,112
Operating expenses	(8)	(2,001)	(4,004)	(6,013)	(7)	(2,078)	(3,612)	(5,697)
Interest expense	(3)	(410)	(211)	(624)	(5)	(331)	(201)	(537)
Equity in earnings of subsidiaries	942	—	(942)	—	872	—	(872)	—
Other income (deductions) - net	—	278	21	299	1	100	28	129
Income (loss) from continuing operations before income taxes	931	153	281	1,365	861	(75)	221	1,007
Income tax expense (benefit)	10	(19)	453	444	(7)	(52)	414	355
Income (loss) from continuing operations	921	172	(172)	921	868	(23)	(193)	652
Gain from discontinued operations, net of income taxes	—	—	—	—	15	216	—	231
Net income (loss)	$921	$172	$(172)	$921	$883	$193	$(193)	$883
————————————
(a)  Represents FPL and consolidating adjustments.
(b)  Certain amounts were restated to conform to current year's presentation.  See Note 4 - Nonrecurring Fair Value Measurements.

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30,
	2014				2013
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss)	$530	$122	$(122)	$530	$644	$265	$(265)	$644

	Six Months Ended June 30,
	2014				2013
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss)	$924	$170	$(170)	$924	$1,036	$339	$(339)	$1,036
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	June 30, 2014				December 31, 2013
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$32	$30,299	$41,102	$71,433	$31	$29,511	$39,906	$69,448
Less accumulated depreciation and amortization	(12)	(6,164)	(11,226)	(17,402)	(10)	(5,774)	(10,944)	(16,728)
Total property, plant and equipment - net	20	24,135	29,876	54,031	21	23,737	28,962	52,720
CURRENT ASSETS
Cash and cash equivalents	19	545	58	622	—	418	20	438
Receivables	233	1,623	436	2,292	78	1,542	669	2,289
Other	60	1,854	1,271	3,185	6	1,814	1,295	3,115
Total current assets	312	4,022	1,765	6,099	84	3,774	1,984	5,842
OTHER ASSETS
Investment in subsidiaries	18,253	—	(18,253)	—	17,910	—	(17,910)	—
Other	750	5,509	5,201	11,460	694	5,129	4,921	10,744
Total other assets	19,003	5,509	(13,052)	11,460	18,604	5,129	(12,989)	10,744
TOTAL ASSETS	$19,335	$33,666	$18,589	$71,590	$18,709	$32,640	$17,957	$69,306
CAPITALIZATION
Common shareholders' equity	$18,429	$4,800	$(4,800)	$18,429	$18,040	$4,816	$(4,816)	$18,040
Long-term debt	—	16,107	8,942	25,049	—	15,496	8,473	23,969
Total capitalization	18,429	20,907	4,142	43,478	18,040	20,312	3,657	42,009
CURRENT LIABILITIES
Debt due within one year	—	4,392	509	4,901	—	3,896	561	4,457
Accounts payable	1	731	743	1,475	—	589	611	1,200
Other	417	1,937	960	3,314	199	2,203	1,130	3,532
Total current liabilities	418	7,060	2,212	9,690	199	6,688	2,302	9,189
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	586	1,319	1,905	—	565	1,285	1,850
Deferred income taxes	234	1,822	6,171	8,227	166	1,963	6,015	8,144
Other	254	3,291	4,745	8,290	304	3,112	4,698	8,114
Total other liabilities and deferred credits	488	5,699	12,235	18,422	470	5,640	11,998	18,108
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$19,335	$33,666	$18,589	$71,590	$18,709	$32,640	$17,957	$69,306
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30,
	2014				2013
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$754	$659	$1,035	$2,448	$598	$657	$995	$2,250
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(1,562)	(1,677)	(3,239)	—	(1,647)	(1,507)	(3,154)
Capital contribution to FPL	(100)	—	100	—	—	—	—	—
Cash grants under the Recovery Act	—	306	—	306	—	170	—	170
Sale of independent power investments	—	273	—	273	—	—	—	—
Change in loan proceeds restricted for construction	—	(366)	—	(366)	—	207	—	207
Other - net	7	(49)	(37)	(79)	—	26	(34)	(8)
Net cash used in investing activities	(93)	(1,398)	(1,614)	(3,105)	—	(1,244)	(1,541)	(2,785)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	2,229	500	2,729	—	2,364	498	2,862
Retirements of long-term debt	—	(1,946)	(329)	(2,275)	—	(998)	(427)	(1,425)
Proceeds from sale of differential membership interests	—	39	—	39	—	201	—	201
Net change in short-term debt	—	678	247	925	—	(611)	241	(370)
Dividends on common stock	(630)	—	—	(630)	(557)	—	—	(557)
Other - net	(12)	(134)	199	53	(43)	(275)	224	(94)
Net cash provided by (used in) financing activities	(642)	866	617	841	(600)	681	536	617
Net increase (decrease) in cash and cash equivalents	19	127	38	184	(2)	94	(10)	82
Cash and cash equivalents at beginning of period	—	418	20	438	2	287	40	329
Cash and cash equivalents at end of period	$19	$545	$58	$622	$—	$381	$30	$411
————————————

(a)	Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves approximately 4.7 million customer accounts in Florida and is one of the largest rate-regulated electric utilities in the U.S., and NEER, which together with affiliated entities is the largest generator in North America of renewable energy from the wind and sun.  The table below presents NEE’s net income (loss) and earnings (loss) per share by reportable segment - FPL, NEER and Corporate and Other, which is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as other income and expense items, including interest expense, income taxes and eliminating entries (see Note 11 for additional segment information, including reported results from continuing operations).  The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2013 Form 10-K.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussions, all comparisons are with the corresponding items in the prior year period.

	Net Income (Loss)		Earnings (Loss) Per Share, assuming dilution		Net Income (Loss)		Earnings (Loss) Per Share, assuming dilution
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(millions)				(millions)
FPL	$423	$391	$0.96	$0.92	$770	$679	$1.75	$1.60
NEER(a)	81	229	0.18	0.54	167	189	0.38	0.45
Corporate and Other	(12)	(10)	(0.02)	(0.02)	(16)	15	(0.03)	0.03
NEE	$492	$610	$1.12	$1.44	$921	$883	$2.10	$2.08
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

NEE, through NEER, formed NEP to own, operate and acquire contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NEP OpCo.  On July 1, 2014, NEP closed its initial public offering as further described in Note 1 - Basis of Presentation.

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

During the six months ended June 30, 2013, an after-tax gain from discontinued operations of $231 million was recorded in NEE's condensed consolidated statements of income related to the March 2013 hydro sale.  See Note 6. In addition, during the six months ended June 30, 2013, NEER recorded an after-tax loss of $43 million associated with the decision to pursue the sale of Maine fossil.  During the six months ended June 30, 2014, NEER decided not to pursue the sale of Maine fossil and recorded an after-tax gain of $12 million to increase Maine fossil's carrying value to its estimated fair value.  See Note 4 - Nonrecurring Fair Value Measurements.  During the six months ended June 30, 2013, NEER recorded an impairment of $300 million and other related charges ($342 million after-tax) related to the Spain solar projects in NEE's condensed consolidated statements of income.  See Note 4 - Nonrecurring Fair Value Measurements and Note 10 - Spain Solar Projects. In order to make period to period comparisons more meaningful, adjusted earnings also exclude the after-tax gain from discontinued operations, the after-tax gain (loss) associated with Maine fossil, the after-tax charges associated with the impairment of the Spain solar projects and, in 2014, the after-tax operating results associated with the Spain solar projects.

The following table provides details of the adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(millions)
Net unrealized mark-to-market after-tax losses from non-qualifying hedge activity(a)	$(146)	$(9)	$(273)	$(61)
Income (loss) from OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals	$1	$(1)	$2	$1
After-tax gain from discontinued operations(b)	$—	$—	$—	$231
After-tax gain (loss) associated with Maine fossil(c)	$—	$—	$12	$(43)
After-tax charges recorded by NEER associated with the impairment of the Spain solar projects	$—	$—	$—	$(342)
After-tax operating results of NEER's Spain solar projects	$7	$—	$(8)	$—
____________________

(a)
For the three months ended June 30, 2014 and 2013, approximately $140 million and $8 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. For the six months ended June 30, 2014 and 2013, approximately $263 million and $61 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

(b)	For the six months ended June 30, 2013, $216 million of the gain is included in NEER's net income; the balance is included in Corporate and Other.

(c)
For the six months ended June 30, 2014, the gain is included in NEER's net income.  For the six months ended June 30, 2013, $41 million of the loss is included in NEER's net income; the balance is included in Corporate and Other.

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices and interest rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

RESULTS OF OPERATIONS

Summary

NEE's net income for the three months ended June 30, 2014 was lower than the prior period by $118 million, or 32 cents per share, reflecting lower results at NEER, partly offset by higher results at FPL.  NEE's net income for the six months ended June 30, 2014 was higher than the prior period by $38 million, or 2 cents per share, primarily due to higher results at FPL, partly offset by lower results from Corporate and Other.

FPL's increase in net income for the three and six months ended June 30, 2014 was primarily driven by continued investments in plant in service while earning an 11.28% return on common equity as determined for regulatory purposes (regulatory ROE) on its retail rate base.

NEER's net income decreased for the three months ended June 30, 2014 primarily due to higher net unrealized losses from non-qualifying hedge activity.  NEER's net income decreased for the six months ended June 30, 2014 reflecting higher net unrealized losses from non-qualifying hedge activity as well as the absence of the $216 million after-tax gain from discontinued operations and the absence of $342 million of after-tax charges associated with the impairment of the Spain solar projects, both recorded in 2013.  In addition, NEER's results for the three and six months ended June 30, 2014 reflect, among other things, earnings from new investments and higher results from the customer supply and proprietary power and gas trading businesses as well as the NEP-related charge and costs.

Corporate and Other's results decreased for the three and six months ended June 30, 2014 primarily due to higher investment losses and, for the six months ended June 30, 2014, consolidating tax adjustments.

NEE's effective income tax rates for the three months ended June 30, 2014 and 2013 were approximately 37% and 26%, respectively.  NEE's effective income tax rates for the six months ended June 30, 2014 and 2013 were approximately 33% and 35%, respectively.  The rates for all periods reflect the benefit of PTCs for wind projects at NEER and deferred income tax benefits associated with convertible ITCs under the Recovery Act.  PTCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income.  The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off.  PTCs for the three months ended June 30, 2014 and 2013 were approximately $49 million and $66 million, respectively, and $98 million and $125 million for the comparable six-month periods.  Deferred income tax benefits associated with convertible ITCs for the three months ended June 30, 2014 and 2013 were approximately $10 million and $21 million, respectively, and $22 million and $33 million for the comparable six-month periods. In addition, the rates for the three and six months ended June 30, 2014 reflect a noncash income tax charge of approximately $45 million associated with structuring Canadian assets and for the six months ended June 30, 2013 reflect the establishment of a full valuation allowance during the first quarter of 2013 of approximately $132 million on the deferred tax assets associated with the Spain solar projects. See Note 4 - Nonrecurring Fair Value Measurements and Note 5.

FPL:  Results of Operations

FPL’s net income for the three months ended June 30, 2014 and 2013 was $423 million and $391 million, respectively, representing an increase of $32 million.  FPL’s net income for the six months ended June 30, 2014 and 2013 was $770 million and $679 million, respectively, representing an increase of $91 million.

The use of reserve amortization is permitted by a January 2013 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations provided in the 2012 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of other operations and maintenance (O&M) expenses, depreciation and amortization, interest and tax expenses.  The drivers of FPL's net income not reflected in the reserve amortization calculation include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, the equity component of AFUDC (AFUDC - equity) and costs not allowed to be recovered from customers by the FPSC.  During the three months ended June 30, 2014 and 2013, FPL recorded reserve amortization of $6 million and $82 million, respectively.  During the six months ended June 30, 2014 and 2013, FPL recorded reserve amortization of $131 million and $219 million, respectively.

FPL's regulatory ROE for the twelve months ended June 30, 2014 was 11.28% compared to 11.0% in the prior year period.  The 2014 regulatory ROE reflects approximately $25 million of after-tax charges recorded over the past twelve months associated with an initiative focused mainly on improving productivity and reducing O&M expenses (cost savings initiative).  These charges were not offset by additional reserve amortization.  Excluding the impact of these charges, FPL's regulatory ROE would have been 11.50%, which is FPL's targeted regulatory ROE for 2014.  The $32 million and $91 million increase in FPL's net income for the three and six months ended June 30, 2014, respectively, was primarily driven by:

•
higher earnings on investment in plant in service of $28 million and $57 million, respectively.  Investment in plant in service grew FPL's average retail rate base for the three and six months ended June 30, 2014 by approximately $2.4 billion and $2.5 billion, respectively, when compared to the same periods last year, reflecting, among other things, the generation power uprates at FPL's nuclear units, the modernized Cape Canaveral and Riviera Beach power plants and ongoing transmission and distribution additions,

•	growth in wholesale services provided which increased earnings by $10 million and $14 million, respectively, and

•
for the six months ended June 30, 2014, higher earnings of approximately $29 million related to the increase in the targeted regulatory ROE from 11.25% to 11.50% implemented in the first quarter of 2014.

FPL's operating revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(millions)
Retail base	$1,390	$1,280	$2,527	$2,310
Fuel cost recovery	941	828	1,856	1,547
Net recognition of previously deferred retail fuel revenues	—	54	—	44
Other cost recovery clauses and pass-through costs, net of any deferrals	446	459	841	847
Other, primarily wholesale and transmission sales, customer-related fees and pole attachment rentals	112	75	200	137
Total	$2,889	$2,696	$5,424	$4,885

Retail Base

Retail base revenues increased approximately $96 million and $168 million during the three and six months ended June 30, 2014, respectively, related to plant capacity additions reflecting (1) new nuclear capacity of approximately 125 MW, which was placed in service in 2013, (2) the modernization of the Cape Canaveral power plant, which was placed in service in April 2013, and (3) the modernization of the Riviera Beach power plant that was placed in service on April 1, 2014; the annualized effect of the retail base rate increase for the Riviera Beach power plant is approximately $234 million.

Retail Customer Usage and Growth
For the three and six months ended June 30, 2014, FPL experienced a 0.4% decrease and 0.9% increase, respectively, in average usage per retail customer and a 2.0% and 1.9% increase, respectively, in the average number of customer accounts, which collectively, together with other factors, increased revenues by approximately $14 million and $49 million, respectively. Weather conditions and an improvement in the Florida economy contributed to the increased revenues for both periods.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs.  Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to nuclear capacity, solar and environmental projects.  For the three months ended June 30, 2014 and 2013, cost recovery clauses contributed approximately $20 million and $29 million, respectively, to FPL’s net income; the amounts for the six months ended June 30, 2014 and 2013 were $41 million and $56 million, respectively.  The decrease is primarily as a result of the collection in 2014 of retail base revenues related to new nuclear capacity which was placed in service in 2013 (see Retail Base above).  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service and is recovered in base rates, pre-construction costs associated with the development of two additional nuclear units at the Turkey Point site and changes in energy sales.  Capacity charges are included in fuel, purchased power and interchange expense and franchise fee costs are included in taxes other than income taxes and other in the condensed consolidated statements of income.  The increase in fuel cost recovery revenues for the three and six months ended June 30, 2014 is primarily due to a higher average fuel factor of $80 million and $138 million, respectively, and higher energy sales of $42 million and $94 million, respectively.  In addition, gas sales associated with an incentive mechanism allowed under the 2012 rate agreement (incentive gas sales) decreased fuel cost recovery revenues by approximately $9 million for the three months ended June 30, 2014. Incentive gas sales, along with higher interchange power sales, increased fuel cost recovery revenues by approximately $77 million for the six months ended June 30, 2014.

Other

The increase in other revenues for the three and six months ended June 30, 2014 reflects higher wholesale revenues of approximately $33 million and $56 million, respectively, associated with an increase in contracted load served under existing contracts.

Other Items Impacting FPL's Condensed Consolidated Statements of Income

Fuel, Purchased Power and Interchange Expense
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(millions)
Fuel and energy charges during the period	$1,091	$972	$1,995	$1,681
Net deferral of retail fuel costs	(152)	(91)	(145)	(91)
Other, primarily capacity charges, net of any capacity deferral	137	137	262	248
Total	$1,076	$1,018	$2,112	$1,838

The increase in fuel and energy charges for the three and six months ended June 30, 2014 reflects approximately $56 million and $146 million of higher fuel and energy prices, $40 million and $110 million related to higher energy sales and $23 million and $58 million of gas purchased for incentive gas sales, respectively.

O&M Expenses
FPL's O&M expenses decreased $38 million for the three months ended June 30, 2014 reflecting savings from the cost savings initiative as well as lower costs recoverable through cost recovery clauses, which do not have a significant impact on net income. FPL's O&M expenses decreased $40 million for the six months ended June 30, 2014 reflecting savings from the cost savings initiative partly offset by higher costs recoverable through cost recovery clauses.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(millions)
Reserve amortization recorded under the 2012 rate agreement	$(6)	$(82)	$(131)	$(219)
Other depreciation and amortization recovered under base rates	305	276	598	546
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	50	54	90	102
Total	$349	$248	$557	$429

The reserve amortization recorded in the current period was lower than amortization recorded in the prior year period primarily due to additional base revenues collected in 2014.  The reserve amortization recorded for all periods presented reflects the amortization of a depreciation and fossil dismantlement reserve provided under the 2012 rate agreement; at June 30, 2014, approximately $115 million of this reserve remains available for future amortization.  Reserve amortization is recorded as a reduction of regulatory liabilities - accrued asset removal costs on the condensed consolidated balance sheets.  The increase in other depreciation and amortization expense recovered under base rates for the three and six months ended June 30, 2014 is primarily due to higher plant in service balances.  The decrease in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization for the three and six months ended June 30, 2014 is primarily due to recoveries of prior year investment under the FPSC's nuclear cost recovery rule.

Taxes Other Than Income Taxes and Other
Taxes other than income taxes and other increased approximately $14 million and $30 million for the three and six months ended June 30, 2014, primarily due to higher franchise and revenue taxes, neither of which impact net income, as well as higher property taxes reflecting growth in plant in service balances, partly offset by lower payroll taxes.

Interest Expense
The increase in interest expense for the three and six months ended June 30, 2014 is primarily due to a lower debt component of AFUDC (AFUDC - debt). The change in AFUDC - debt is due to the same factors as described below in AFUDC - equity.

AFUDC - Equity
The decrease in AFUDC - equity for the three and six months ended June 30, 2014 is primarily due to lower AFUDC - equity associated with the Cape Canaveral power plant which was placed in service in April 2013 and the Riviera Beach power plant which was placed in service in April 2014, partly offset by additional AFUDC - equity recorded on construction expenditures associated with the Port Everglades modernization project.

Major Capital Projects

During the first quarter of 2014, FPL began construction on the modernization of its Port Everglades power plant.  In April 2014, FPL placed in service an approximately 1,200 MW natural gas-fired combined-cycle modernized unit at its Riviera Beach power plant.

In June 2014, FPL filed a petition with the FPSC seeking a prudence determination with respect to FPL's proposed investment in long-term natural gas supplies and for the recovery of costs associated with the investment through the fuel clause.  If FPL’s petition is approved, FPL will partner with a third party to develop natural gas production wells in the Woodford Shale region in southeastern Oklahoma.  FPL’s petition also requested the FPSC approve a set of guidelines proposed by FPL under which FPL could participate in additional natural gas production projects and recover their costs through the fuel clause without prior FPSC approval.  FPL expects an FPSC decision by the end of 2014 or early 2015.

NEER: Results of Operations

NEER’s net income for the three months ended June 30, 2014 and 2013 was $81 million and $229 million, respectively, representing a decrease of $148 million.  NEER’s net income for the six months ended June 30, 2014 and 2013 was $167 million and $189 million, respectively, representing a decrease of $22 million.  The primary drivers, on an after-tax basis, of the change are in the following table.  The 99.8 MW associated with the Spain solar projects and the related operating results are not included in new investments data below.

	Increase (Decrease) From Prior Period
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(millions)
New investments(a)	$21	$46
Existing assets(a)	(21)	42
Customer supply and proprietary power and gas trading(b)	30	(20)
Asset sales	28	29
NEP-related charge and costs	(67)	(67)
Interest expense, differential membership costs and other	(16)	(22)
Change in unrealized mark-to-market non-qualifying hedge activity(c)(d)	(132)	(202)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	2	1
Gain on 2013 discontinued operations(e)	—	(216)
Change in Maine fossil gain/loss(f)	—	53
Charges associated with the 2013 impairment of the Spain solar projects(f)	—	342
Operating results of the Spain solar projects(f)	7	(8)
Net income decrease	$(148)	$(22)
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

(b)	Excludes allocation of interest expense or corporate general and administrative expenses.

(c)	See Note 3 and Overview - Adjusted Earnings related to derivative instruments.

(d)	See table in Overview - Adjusted Earnings for additional detail.

(e)	See Note 6 and Overview - Adjusted Earnings for additional information.

(f)	See Note 4 - Nonrecurring Fair Value Measurements and Overview - Adjusted Earnings for additional information.

New Investments

Results from new investments for the three months ended June 30, 2014 increased primarily due to:

•	the addition of approximately 449 MW of wind generation and 458 MW of solar generation during or after the three months ended June 30, 2013, and

•	higher deferred income tax and other benefits associated with ITCs of $4 million, partly offset by,

•	lower deferred income tax and other benefits associated with convertible ITCs of $11 million.

Results from new investments for the six months ended June 30, 2014 increased primarily due to:

•	the addition of approximately 449 MW of wind generation and 458 MW of solar generation during or after the six months ended June 30, 2013, and

•	higher deferred income tax and other benefits associated with ITCs of $9 million partly offset by,

•	lower deferred income tax and other benefits associated with convertible ITCs of $10 million.

Existing Assets

Results from NEER's existing asset portfolio for the three months ended June 30, 2014 decreased primarily due to:

•	PTC roll off of approximately $12 million and lower state ITCs of $6 million, and

•
lower results from the nuclear assets of approximately $17 million primarily due to a scheduled outage at Seabrook in 2014 and lower pricing partly offset by gains on sales of securities held in NEER's nuclear decommissioning funds, partly offset by,

•	higher wind generation of $10 million reflecting increased availability and stronger wind resource.

Results from NEER's existing asset portfolio for the six months ended June 30, 2014 increased primarily due to:

•	higher results from wind generation of approximately $50 million related to stronger wind resource and favorable pricing,

•	approximately $22 million of gains on sales of securities held in NEER's nuclear decommissioning funds,

•	increased results of $13 million at Maine fossil due to additional generation and favorable pricing related to extreme winter weather, and

•	increased results of $10 million from merchant assets in the Electric Reliability Council of Texas (ERCOT) region due to favorable market conditions and lower operating costs, partly offset by,

•	PTC roll off of $23 million,

•	a reduction in generation at Seabrook of $18 million due to a scheduled outage in 2014, and

•	lower results of $14 million due to the absence of the hydro assets which were sold in the first quarter of 2013.

Customer Supply and Proprietary Power and Gas Trading

Results from customer supply and proprietary power and gas trading increased for the three months ended June 30, 2014 primarily due to higher results from the customer supply business reflecting gains on gas purchase contracts and favorable full requirements business results, as well as higher power and gas trading results. Results from customer supply and proprietary power and gas trading decreased for the six months ended June 30, 2014 primarily due to lower results in the customer supply business reflecting the impact of extreme winter weather and market conditions in the Northeast on the full requirements business in the first quarter of 2014, partly offset by gains on gas purchase contracts and higher power and gas trading results.

Asset Sales

During the three and six months ended June 30, 2014, NEER recorded an after-tax gain of approximately $14 million on the sale of a 75 MW wind project that became operational in the first quarter of 2014 and a gain of approximately $14 million on the sale of investments in certain wells in the gas infrastructure business.

NEP-related Charge and Costs

For the three and six months ended June 30, 2014, NEER's results reflect an approximately $45 million noncash income tax charge associated with structuring Canadian assets and $22 million in NEP initial public offering transaction costs.

Interest Expense, Differential Membership Costs and Other

For the three and six months ended June 30, 2014, the decrease in interest expense, differential membership costs and other reflects higher borrowing and other costs to support the growth of the business.

Other Factors

Supplemental to the primary drivers of the changes in net income discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended June 30, 2014 decreased $10 million primarily due to:

•
higher unrealized mark-to-market losses from non-qualifying hedges ($220 million for the three months ended June 30, 2014 compared to $7 million of losses on such hedges for the comparable period in 2013), partly offset by,

•	higher revenues from new investments of approximately $86 million, including $21 million associated with the Spain solar projects,

•
higher revenues from both customer supply and proprietary power and gas trading primarily reflecting gains on gas purchase contracts and favorable power and gas trading and from the gas infrastructure business due to the sale of investments in certain wells (collectively, $106 million), and

•
higher revenues from existing assets primarily due to higher wind generation due to increased availability and stronger wind resource and higher revenues in the ERCOT region primarily due to favorable market conditions, partly offset by lower revenues in the New England Power Pool (NEPOOL) region due to a scheduled outage at Seabrook (collectively, $12 million).

Operating revenues for the six months ended June 30, 2014 increased $7 million primarily due to:

•	higher revenues from new investments of approximately $140 million, including $36 million associated with the Spain solar projects,

•
higher revenues from existing assets primarily due to higher wind generation due to increased availability and stronger wind resource and higher revenues in the ERCOT region primarily due to favorable market conditions, partly offset by lower revenues in the NEPOOL region due to a scheduled outage at Seabrook (collectively, $121 million), and

•
higher revenues from customer supply and proprietary power and gas trading business ($8 million) primarily reflecting gains on gas purchase contracts and favorable power and gas trading, partly offset by lower full requirements business revenues due to extreme winter weather, partly offset by,

•
higher unrealized mark-to-market losses from non-qualifying hedges ($369 million for the six months ended June 30, 2014 compared to $107 million of losses on such hedges for the comparable period in 2013).

Operating Expenses
Operating expenses for the three months ended June 30, 2014 increased $90 million primarily due to:

•	higher fuel expense of approximately $82 million primarily in the ERCOT region and the customer supply business,

•	higher operating expenses associated with new investments of approximately $31 million, including $6 million associated with the Spain solar projects, and

•	higher operating expenses associated with the gas infrastructure business of $25 million, partly offset by,

•
the absence of $31 million of unrealized mark-to-market losses from non-qualifying hedges recorded in 2013 and lower OTTI losses ($19 million for the three months ended June 30, 2014 compared to $42 million of such losses for the comparable period in 2013).

Operating expenses for the six months ended June 30, 2014 decreased $109 million primarily due to:

•	the absence of a $300 million impairment charge in 2013 related to the Spain solar projects,

•
the absence of $19 million of unrealized mark-to-market losses from non-qualifying hedges recorded in 2013 and lower OTTI losses ($56 million for the six months ended June 30, 2014 compared to $84 million of such losses for the comparable period in 2013)

partly offset by,

•	higher fuel expense of approximately $176 million primarily in the ERCOT region and the customer supply business, and

•	higher operating expenses associated with new investments of approximately $63 million, including $17 million associated with the Spain solar projects.

Interest Expense
NEER’s interest expense for the three and six months ended June 30, 2014 increased $39 million and $91 million, respectively, primarily due to higher average debt balances.  In addition, NEER’s interest expense for the three and six months ended June 30, 2014 reflects a $8 million and $35 million, respectively, unfavorable change in the fair value of cash flow hedges related to interest rate swaps for which hedge accounting was discontinued in the second quarter of 2013 (see Note 3 and Overview - Adjusted Earnings), compared to a favorable change of $11 million in the fair value of such hedges for the comparable periods in 2013.  NEER’s interest expense for the three and six months ended June 30, 2014 also includes approximately $12 million and $28 million, respectively, of additional interest expense associated with the Spain solar projects, primarily due to the absence of capitalized interest in the current period as the project was placed in service in June 2013.

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

Gains on Disposal of Assets - Net
Gains on disposal of assets - net in NEE's condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013 primarily reflect gains on sales of securities held in NEER's nuclear decommissioning funds and, for these respective periods, include approximately $3 million, $8 million, $3 million and $11 million of OTTI reversals. In addition, the three and six months ended June 30, 2014 also reflect a $23 million gain on the sale of a 75 MW wind project.

Tax Credits and Benefits
PTCs from NEER’s wind projects are reflected in NEER’s earnings.  PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes.  A portion of the PTCs have been allocated to investors in connection with the sales of differential membership interests.  Also see Summary above and Note 5 for a discussion of PTCs, deferred income tax benefits associated with convertible ITCs and other income tax-related charges, as well as benefits associated with differential membership interests - net above.

Major Capital Projects

During the six months ended June 30, 2014, NEER brought into service approximately 75 MW of new contracted U.S. wind generation, which it subsequently sold, and 178 MW of new U.S. solar generation.  In addition to the existing plans to add approximately 805 MW of new contracted solar generation during 2014 through 2016, NEER continues to pursue additional solar opportunities including possibly one large 200 MW to 250 MW project and a development pipeline of smaller 10 MW to 40 MW projects.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(millions)
Interest expense, net of allocations to NEER	$(26)	$(30)	$(51)	$(58)
Interest income	8	8	16	16
Federal and state income tax benefits (expenses)	(8)	(7)	(1)	19
Other	14	19	20	38
Net income (loss)	$(12)	$(10)	$(16)	$15

The decrease in interest expense, net of allocations to NEER, for the three and six months ended June 30, 2014 primarily relates to a higher allocation of interest costs to NEER reflecting a need for additional capital at NEER.  The federal and state income tax benefits (expenses) for both periods reflect consolidating income tax adjustments and, for the six months ended June 30, 2013, includes a $15 million income tax benefit recorded as a gain from discontinued operations, net of federal income taxes (see Overview - Adjusted Earnings and Note 6).  Other includes all other corporate income and expenses, as well as other business activities.  The decrease for the three and six months ended June 30, 2014 primarily reflects higher investment losses recorded in 2014.

In May 2014, Lone Star filed a petition with the Public Utility Commission of Texas (PUCT) requesting an annual revenue requirement of approximately $106 million for, among other things, $694 million of rate base, a regulatory equity ratio of 45%, an allowed ROE of 10.25% and other operating expenses.  In July 2014, Lone Star and all intervenors filed a proposed settlement with the PUCT related to the base rate petition.  The proposed settlement provides for a base annual revenue requirement of approximately $102 million, which represents a reduction of $1 million annually from Lone Star's current annual revenue requirement, and maintains Lone Star's currently allowed regulatory equity ratio of 45% and ROE of 9.6%.  The PUCT review of the settlement is anticipated during the third quarter of 2014.

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

Cash Flows

Sources and uses of NEE's and FPL's cash for the six months ended June 30, 2014 and 2013 were as follows:

	NEE		FPL
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(millions)
Sources of cash:
Cash flows from operating activities	$2,448	$2,250	$1,723	$1,546
Long-term borrowings and change in loan proceeds restricted for construction	2,363	3,069	499	498
Proceeds from the sale of differential membership interests	39	201	—	—
Sale of independent power investments	273	—	—	—
Capital contribution from NEE	—	—	100	—
Cash grants under the Recovery Act	306	170	—	—
Issuances of common stock - net	42	9	—	—
Net increase in short-term debt	925	—	247	241
Other sources - net	54	32	29	12
Total sources of cash	6,450	5,731	2,598	2,297
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(3,239)	(3,154)	(1,678)	(1,506)
Retirements of long-term debt	(2,275)	(1,425)	(329)	(427)
Net decrease in short-term debt	—	(370)	—	—
Dividends	(630)	(557)	(500)	(340)
Payments to differential membership investors	(42)	(37)	—	—
Other uses - net	(80)	(106)	(52)	(34)
Total uses of cash	(6,266)	(5,649)	(2,559)	(2,307)
Net increase (decrease) in cash and cash equivalents	$184	$82	$39	$(10)

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generating facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects.  The following table provides a summary of the major capital investments for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
	(millions)
FPL:
Generation:
New	$430	$596
Existing	455	297
Transmission and distribution	587	405
Nuclear fuel	110	41
General and other	63	79
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	33	88
Total	1,678	1,506
NEER:
Wind	816	634
Solar	284	468
Nuclear, including nuclear fuel	125	112
Other	272	341
Total	1,497	1,555
Corporate and Other	64	93
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$3,239	$3,154

See Note 1 - Basis of Presentation for information regarding the NEP initial public offering on July 1, 2014.

See Note 9 regarding financing activity that occurred in July 2014.

Liquidity

At June 30, 2014, NEE's total net available liquidity was approximately $6.2 billion, of which FPL's portion was approximately $2.8 billion.  The table below provides the components of FPL's and NEECH's net available liquidity at June 30, 2014:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,000	$4,850	$7,850	(b)	(b)
Less letters of credit	(7)	(892)	(899)
	2,993	3,958	6,951

Revolving credit facility	235	—	235	2015
Less borrowings	—	—	—
	235	—	235

Letter of credit facilities(c)	—	250	250		2015
Less letters of credit	—	(235)	(235)
	—	15	15

Subtotal	3,228	3,973	7,201

Cash and cash equivalents	58	545	603
Less commercial paper and short-term debt	(451)	(1,165)	(1,616)
Net available liquidity	$2,835	$3,353	$6,188
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

Additionally, a NEER subsidiary has five variable rate Canadian revolving credit agreements with original capacity totaling C$1,150 million and expiration dates ranging from October 2014 to 2016.  These facilities are available for general corporate purposes; however, the current intent is to use these facilities for the purchase, development, construction and/or operation of Canadian renewable generating assets.  In order to borrow or issue letters of credit under the terms of these agreements, among other things, NEE is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  These agreements also contain certain covenants and default and related acceleration provisions relating to, among other things, failure of NEE to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  The payment obligations under these agreements are ultimately guaranteed by NEE.  As of June 30, 2014, approximately $378 million of capacity remained available.

In connection with the closing of the NEP initial public offering on July 1, 2014, NEP OpCo, an indirect majority-owned subsidiary of NEER, and NEP OpCo's direct subsidiaries (Loan Parties) entered into a $250 million variable rate, senior secured revolving credit facility that expires in July 2019.  The revolving credit facility includes borrowing capacity for letters of credit and incremental commitments to increase the revolving credit facility to up to $1 billion in the aggregate, subject to certain conditions.  Borrowings under the revolving credit facility can be used by the Loan Parties to fund working capital and expansion projects, to make acquisitions and for general business purposes.  The revolving credit facility is secured by liens on the assets of NEP OpCo, and certain other assets of, and the ownership interest in, one of its direct subsidiaries, including wind and solar generating facilities with a total generating capability of approximately 990 MW.  The revolving credit facility contains default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the revolving credit facility and related documents.  Additionally, NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants on a quarterly basis and NEP OpCo's ability to pay cash distributions is subject to certain other restrictions.  All borrowings under the revolving credit facility are guaranteed by NEP OpCo and NEP, and must be repaid by the end of the revolving credit term.  As of July 30, 2014, there were no amounts drawn under the revolving credit facility.

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

At June 30, 2014, NEE had approximately $1.2 billion of standby letters of credit ($7 million for FPL), approximately $185 million of surety bonds ($31 million for FPL) and approximately $11.7 billion notional amount of guarantees and indemnifications ($27 million for FPL), of which approximately $8.0 billion of letters of credit, guarantees and indemnifications ($10 million for FPL) have expiration dates within the next five years.

Each of NEE and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds, guarantees and indemnifications.  Accordingly, at June 30, 2014, NEE and FPL did not have any liabilities recorded for these letters of credit, surety bonds, guarantees and indemnifications.

New Accounting Rules and Interpretations

Revenue Recognition - In May 2014, the FASB issued a new accounting standard related to the recognition of revenue from contracts with customers and required disclosures. See Note 1 - Revenue Recognition.

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

Commodity Price Risk

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity.  In addition, NEE, through NEER, uses derivatives to optimize the value of its power generation and gas infrastructure assets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements.  See Note 3.

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2014 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended June 30, 2014
Fair value of contracts outstanding at March 31, 2014	$317	$411	$120	$848
Reclassification to realized at settlement of contracts	—	(22)	(59)	(81)
Net option premium purchases (issuances)	(66)	1	—	(65)
Changes in fair value excluding reclassification to realized	44	(197)	11	(142)
Fair value of contracts outstanding at June 30, 2014	295	193	72	560
Net margin cash collateral paid (received)				(134)
Total mark-to-market energy contract net assets at June 30, 2014	$295	$193	$72	$426

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Six months ended June 30, 2014
Fair value of contracts outstanding at December 31, 2013	$301	$563	$46	$910
Reclassification to realized at settlement of contracts	36	97	(121)	12
Inception value of new contracts	(21)	—	—	(21)
Net option premium purchases (issuances)	(62)	2	—	(60)
Changes in fair value excluding reclassification to realized	41	(469)	147	(281)
Fair value of contracts outstanding at June 30, 2014	295	193	72	560
Net margin cash collateral paid (received)				(134)
Total mark-to-market energy contract net assets at June 30, 2014	$295	$193	$72	$426

NEE's total mark-to-market energy contract net assets at June 30, 2014 shown above are included on the condensed consolidated balance sheets as follows:

June 30, 2014
(millions)
Current derivative assets	$537
Noncurrent derivative assets	863
Current derivative liabilities	(499)
Noncurrent derivative liabilities	(475)
NEE's total mark-to-market energy contract net assets	$426

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2014 were as follows:

	Maturity
	2014	2015	2016	2017	2018	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$11	$53	$(9)	$(8)	$—	$—	$47
Significant other observable inputs	41	24	51	44	5	9	174
Significant unobservable inputs	14	36	22	19	(7)	(10)	74
Total	66	113	64	55	(2)	(1)	295
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(4)	—	—	—	—	—	(4)
Significant other observable inputs	(45)	(76)	(31)	(30)	(8)	(9)	(199)
Significant unobservable inputs	10	25	45	46	46	224	396
Total	(39)	(51)	14	16	38	215	193
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	74	(5)	—	—	—	—	69
Significant unobservable inputs	1	2	—	—	—	—	3
Total	75	(3)	—	—	—	—	72
Total sources of fair value	$102	$59	$78	$71	$36	$214	$560

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2013	$—	$2	$2	$36	$54	$43	$36	$55	$42
June 30, 2014	$—	$2	$2	$36	$48	$39	$36	$47	$39
Average for the six months ended June 30, 2014	$—	$3	$3	$46	$48	$40	$46	$49	$40
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	June 30, 2014			December 31, 2013
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,404	$2,404	(a)	$2,195	$2,195	(a)
Other investments:
Debt securities	$129	$129	(a)	$113	$113	(a)
Primarily notes receivable	$522	$689	(b)	$531	$627	(b)
Long-term debt, including current maturities	$28,328	$30,448	(c)	$27,728	$28,612	(c)
Interest rate contracts - net unrealized losses	$(170)	$(170)	(d)	$(130)	$(130)	(d)
FPL:
Fixed income securities - special use funds	$1,898	$1,898	(a)	$1,735	$1,735	(a)
Long-term debt, including current maturities	$9,000	$10,253	(c)	$8,829	$9,451	(c)
————————————

(a)	Primarily estimated using quoted market prices for these or similar issues.

(b)	Primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

As of June 30, 2014, NEE had interest rate contracts with a notional amount of approximately $7.1 billion related to long-term debt issuances, of which $2.5 billion are fair value hedges at NEECH that effectively convert fixed-rate debt to a variable-rate instrument.  The remaining $4.6 billion of notional amount of interest rate contracts relate to cash flow hedges to manage exposure to the variability of cash flows associated with variable-rate debt instruments, all of which relate to NEER debt issuances.  At June 30, 2014, the estimated fair value of NEE's fair value hedges and cash flow hedges was approximately $29 million and $(199) million, respectively.  See Note 3.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $889 million ($483 million for FPL) at June 30, 2014.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities.  For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,630 million and $2,585 million ($1,536 million and $1,538 million for FPL) at June 30, 2014 and December 31, 2013, respectively.  At June 30, 2014, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $252 million ($148 million for FPL) reduction in fair value.  For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

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

Credit risk is also managed through the use of master netting agreements.  NEE’s credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis.  For all derivative and contractual transactions, NEE’s energy marketing and trading operations, which include FPL’s energy marketing and trading division, are exposed to losses in the event of nonperformance by counterparties to these transactions.  Some relevant considerations when assessing NEE’s energy marketing and trading operations’ credit risk exposure include the following:

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance.  As of June 30, 2014, approximately 94% of NEE’s and 98% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of June 30, 2014.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

NEE and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding legal proceedings that could have a material effect on NEE or FPL, see Item 3. Legal Proceedings and Note 13 - Legal Proceedings to Consolidated Financial Statements in the 2013 Form 10-K and Note 10 - Legal Proceedings herein.  Such descriptions are incorporated herein by reference.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NEE of its common stock during the three months ended June 30, 2014 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
4/1/14 - 4/30/14	—	$—	—	13,274,748
5/1/14 - 5/31/14	5,527	$96.27	—	13,274,748
6/1/14 - 6/30/14	472	$97.09	—	13,274,748
Total	5,999	$96.33	—
————————————

(a)
Includes: (1) in May 2014, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long-Term Incentive Plan and the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP); and (2) in June 2014, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the former LTIP to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 5. Other Information

(a)	None

(b)	None

(c)	Other events

(i)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL Sources of Generation - Nuclear Operations in the 2013 Form 10-K.
The current operating licenses for FPL’s nuclear units at the Turkey Point site include, among other things, a requirement that the maximum allowed water temperature in the Turkey Point cooling canal system not exceed 100 degrees. During July 2014, numerous factors contributed to higher-than-usual temperatures in the cooling canal system, including high summer temperatures, lack of rainfall, reduced water levels and the existence of an algae bloom, which resulted in the water temperature in the cooling canal system exceeding 100 degrees on several occasions. As a result, FPL requested and received temporary enforcement discretion from the NRC to deviate from the water temperature requirement. This discretion allows FPL to operate the Turkey Point nuclear units up to a maximum water temperature of 103 degrees through August 9, 2014. FPL has also filed for a permanent change to the operating licenses of the Turkey Point nuclear units requesting that the NRC increase the maximum allowed water temperature to 104 degrees (less instrument uncertainty); which decision is pending.  If the water temperature exceeds the maximum permitted level, FPL will be required to commence shut down of the Turkey Point nuclear units within a certain timeframe until the water temperature in the cooling canal system returns to below the maximum permitted level, unless further regulatory action is requested and granted.

(ii)
Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL Sources of Generation - Nuclear Operations - Spent Nuclear Fuel - Nuclear Waste Policy Act of 1982, as amended (Nuclear Waste Policy Act) and Item 1. Business - NEE's Operating Subsidiaries - NEER - Generation and Other Operations - NEER Fuel/Technology Mix - Nuclear Facilities - Spent Nuclear Fuel in the 2013 Form 10-K and Part II, Item 5. (c)(i) in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 for NEE and FPL.

Beginning on May 16, 2014, the generation-based fees paid to the U.S. government's nuclear waste fund by NEE subsidiaries, including FPL, that own and operate nuclear facilities was set at zero pursuant to a November 2013 order from the U.S. Court of Appeals for the District of Columbia Circuit.

(iii)	Reference is made to Item 1. Business - NEE Environmental Matters - Environmental Regulations - Clean Water Act Section 316(b) in the 2013 Form 10-K.

In May 2014, the EPA issued its final rule under Section 316(b) of the Clean Water Act outlining the process and framework for determining the Best Technology Available to reduce the impact on aquatic organisms from once-through cooling water intake systems.  Under the rule, potentially twelve of FPL's facilities and five of NEER's facilities may be required to add additional controls and/or make operational changes to comply. NEE and FPL are analyzing the final rule, and their complete understanding of the impacts will evolve over years of site specific studies, permit evaluations and negotiations.  Therefore, the impact of any final compliance obligations is uncertain at this time.

(iv)	Reference is made to Item 1. Business - NEE Environmental Matters - Environmental Regulations - Regulations of Greenhouse Gas (GHG) Emissions in the 2013 Form 10-K.

In June 2014, the EPA issued a proposed rule under Section 111(d) of the Clean Air Act to reduce carbon emissions from existing fossil fuel-fired power units.  The proposed rule sets emission rate targets for each state and requires each state to develop a compliance plan by June 2016 to meet these emissions targets.  The proposed rule indicates that official compliance will start in 2020 with both interim and final target dates, each with specific emissions reductions.  NEE and FPL are analyzing the proposed rule and the impact of any final compliance obligations is uncertain at this time.  A final rule is expected by June 2015.

Also in June 2014, the U.S. Supreme Court issued an opinion rejecting the EPA’s determination that its regulation of GHG emissions from new motor vehicles triggered permitting requirements under the Clean Air Act for stationary sources that emit GHG. However, the Court held that the EPA can require Best Available Control Technology for GHG emissions from stationary sources that would otherwise need a prevention of significant deterioration permit based on their emissions of conventional pollutants.  The EPA continues to have the authority to regulate GHG emissions from new fossil fuel-fired power units under Section 111(b) and existing fossil fuel-fired power units under Section 111(d) of the Clean Air Act.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and twenty-two Supplements thereto, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-3545; Exhibit 4(f) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(g) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File No. 2-27612; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated October 10, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated December 13, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated December 20, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated June 5, 2013, File No. 2-27612; and Exhibit 4 to Form 8-K dated May 15, 2014, File No. 2-27612)
		x	x
*4(b)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 6, 2014, creating the 2.40% Debentures, Series due September 15, 2019 (filed as Exhibit 4 to Form 8-K dated June 6, 2014, File No. 1-8841)
x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x

Exhibit Number	Description	NEE	FPL
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
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

Date:	July 30, 2014

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