Form 10-Q
period 2014-09-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2014-11-07
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding as of September 30, 2014: 436,482,306

Number of shares of Florida Power & Light Company common stock, without par value, outstanding as of September 30, 2014, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company.  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES	$4,654	$4,394	$12,357	$11,506
OPERATING EXPENSES
Fuel, purchased power and interchange	1,566	1,438	4,337	3,766
Other operations and maintenance	772	818	2,296	2,338
Impairment charge	—	—	—	300
Depreciation and amortization	782	605	1,859	1,523
Taxes other than income taxes and other	371	348	1,012	978
Total operating expenses	3,491	3,209	9,504	8,905
OPERATING INCOME	1,163	1,185	2,853	2,601
OTHER INCOME (DEDUCTIONS)
Interest expense	(316)	(288)	(940)	(825)
Benefits associated with differential membership interests - net	23	37	146	119
Equity in earnings of equity method investees	38	22	60	27
Allowance for equity funds used during construction	7	12	28	50
Interest income	18	20	60	58
Gains on disposal of assets - net	12	20	89	40
Gain (loss) associated with Maine fossil	—	—	21	(67)
Other - net	(2)	(13)	(9)	—
Total other deductions - net	(220)	(190)	(545)	(598)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	943	995	2,308	2,003
INCOME TAXES	279	297	723	653
INCOME FROM CONTINUING OPERATIONS	664	698	1,585	1,350
GAIN FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	—	231
NET INCOME	664	698	1,585	1,581
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4)	—	(4)	—
NET INCOME ATTRIBUTABLE TO NEXTERA ENERGY, INC.	$660	$698	$1,581	$1,581
Earnings per share attributable to NextEra Energy, Inc. - basic:
Continuing operations	$1.52	$1.65	$3.64	$3.19
Discontinued operations	—	—	—	0.55
Total	$1.52	$1.65	$3.64	$3.74
Earnings per share attributable to NextEra Energy, Inc. - assuming dilution:
Continuing operations	$1.50	$1.64	$3.60	$3.18
Discontinued operations	—	—	—	0.54
Total	$1.50	$1.64	$3.60	$3.72

Dividends per share of common stock	$0.725	$0.66	$2.175	$1.98
Weighted-average number of common shares outstanding:
Basic	434.5	423.8	434.0	422.2
Assuming dilution	440.5	426.8	439.6	424.8

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements (Notes) herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET INCOME	$664	$698	$1,585	$1,581
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $18, $7 and $36 tax benefit and $45 tax expense, respectively)	(33)	(18)	(64)	83
Reclassification from accumulated other comprehensive income to net income (net of $26, $5, $32 and $27 tax expense, respectively)	45	9	56	48
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $1 tax benefit, $22, $30 and $49 tax expense, respectively)	(12)	30	40	72
Reclassification from accumulated other comprehensive income to net income (net of $4, $4, $23 and $11 tax benefit, respectively)	(6)	(7)	(35)	(17)
Defined benefit pension and other benefits plans (net of $3 and $5 tax expense, respectively)	—	—	5	7
Net unrealized gains (losses) on foreign currency translation (net of $3 tax benefit, $2 tax expense, $3 and $13 tax benefit, respectively)	(6)	6	(6)	(26)
Other comprehensive income (loss) related to equity method investee (net of $3 tax benefit and $4 tax expense, respectively)	—	—	(5)	6
Total other comprehensive income (loss), net of tax	(12)	20	(9)	173
COMPREHENSIVE INCOME	652	718	1,576	1,754
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4)	—	(4)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEXTERA ENERGY, INC.	$648	$718	$1,572	$1,754

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	September 30, 2014	December 31, 2013
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$66,223	$62,699
Nuclear fuel	2,150	2,059
Construction work in progress	4,538	4,690
Less accumulated depreciation and amortization	(17,844)	(16,728)
Total property, plant and equipment - net ($4,976 and $5,127 related to VIEs, respectively)	55,067	52,720
CURRENT ASSETS
Cash and cash equivalents	485	438
Customer receivables, net of allowances of $40 and $14, respectively	2,022	1,777
Other receivables	389	512
Materials, supplies and fossil fuel inventory	1,269	1,153
Regulatory assets:
Deferred clause and franchise expenses	237	192
Other	153	116
Derivatives	562	498
Deferred income taxes	31	753
Other	485	403
Total current assets	5,633	5,842
OTHER ASSETS
Special use funds ($129 related to a VIE at September 30, 2014)	5,030	4,780
Other investments ($71 related to a VIE at September 30, 2014)	1,384	1,121
Prepaid benefit costs	1,515	1,456
Regulatory assets:
Securitized storm-recovery costs ($190 and $228 related to a VIE, respectively)	311	372
Other	473	426
Derivatives	842	1,163
Other	1,938	1,426
Total other assets	11,493	10,744
TOTAL ASSETS	$72,193	$69,306
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 436 and 435, respectively)	$4	$4
Additional paid-in capital	6,555	6,411
Retained earnings	12,204	11,569
Accumulated other comprehensive income	47	56
Noncontrolling interests ($71 related to a VIE)	334	—
Total common shareholders' equity	19,144	18,040
Long-term debt ($1,077 and $1,207 related to VIEs, respectively)	24,853	23,969
Total capitalization	43,997	42,009
CURRENT LIABILITIES
Commercial paper	685	691
Short-term debt	500	—
Current maturities of long-term debt	3,385	3,766
Accounts payable	1,496	1,200
Customer deposits	457	452
Accrued interest and taxes	831	473
Derivatives	757	838
Accrued construction-related expenditures	756	839
Other	705	930
Total current liabilities	9,572	9,189
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,935	1,850
Deferred income taxes	7,999	8,144
Regulatory liabilities:
Accrued asset removal costs	1,881	1,839
Asset retirement obligation regulatory expense difference	2,186	2,082
Other	522	462
Derivatives	568	473
Deferral related to differential membership interests - VIEs	1,847	2,001
Other	1,686	1,257
Total other liabilities and deferred credits	18,624	18,108
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$72,193	$69,306
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,585	$1,581
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,859	1,523
Nuclear fuel and other amortization	259	262
Impairment charge	—	300
Unrealized losses (gains) on marked to market energy contracts	281	(84)
Deferred income taxes	716	799
Cost recovery clauses and franchise fees	(93)	(126)
Benefits associated with differential membership interests - net	(146)	(119)
Equity in earnings of equity method investees	(60)	(27)
Allowance for equity funds used during construction	(28)	(50)
Gains on disposal of assets - net	(89)	(40)
Gain from discontinued operations, net of income taxes	—	(231)
Loss (gain) associated with Maine fossil	(21)	67
Other - net	319	163
Changes in operating assets and liabilities:
Customer and other receivables	(263)	(384)
Materials, supplies and fossil fuel inventory	(112)	(69)
Other current assets	(65)	(4)
Other assets	(182)	(23)
Accounts payable and customer deposits	147	123
Margin cash collateral	(321)	(448)
Income taxes	(30)	(120)
Interest and other taxes	378	350
Other current liabilities	(149)	(17)
Other liabilities	(17)	(36)
Net cash provided by operating activities	3,968	3,390
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,235)	(2,093)
Independent power and other investments of NEER	(2,471)	(2,244)
Cash grants under the American Recovery and Reinvestment Act of 2009	321	170
Nuclear fuel purchases	(237)	(200)
Other capital expenditures and other investments	(115)	(122)
Sale of independent power investments	307	—
Change in loan proceeds restricted for construction	(18)	245
Proceeds from sale or maturity of securities in special use funds and other investments	3,579	2,783
Purchases of securities in special use funds and other investments	(3,701)	(2,854)
Proceeds from the sale of a noncontrolling interest in subsidiaries	438	—
Other - net	54	49
Net cash used in investing activities	(4,078)	(4,266)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	4,244	3,653
Retirements of long-term debt	(3,688)	(1,669)
Proceeds from sale of differential membership interests	39	201
Payments to differential membership investors	(53)	(47)
Net change in short-term debt	495	(495)
Issuances of common stock - net	57	415
Dividends on common stock	(945)	(836)
Other - net	8	(117)
Net cash provided by financing activities	157	1,105
Net increase in cash and cash equivalents	47	229
Cash and cash equivalents at beginning of period	438	329
Cash and cash equivalents at end of period	$485	$558
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,163	$792
Sale of hydropower generation plants through assumption of debt by buyer	$—	$700
Changes in property, plant and equipment as a result of a settlement	$113	$—

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES	$3,315	$3,020	$8,739	$7,905
OPERATING EXPENSES
Fuel, purchased power and interchange	1,255	1,141	3,367	2,979
Other operations and maintenance	414	443	1,186	1,254
Depreciation and amortization	489	351	1,046	780
Taxes other than income taxes and other	323	307	892	847
Total operating expenses	2,481	2,242	6,491	5,860
OPERATING INCOME	834	778	2,248	2,045
OTHER INCOME (DEDUCTIONS)
Interest expense	(112)	(105)	(325)	(310)
Allowance for equity funds used during construction	7	12	27	42
Other - net	—	—	1	1
Total other deductions - net	(105)	(93)	(297)	(267)
INCOME BEFORE INCOME TAXES	729	685	1,951	1,778
INCOME TAXES	267	263	720	677
NET INCOME(a)	$462	$422	$1,231	$1,101
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	September 30, 2014	December 31, 2013
ELECTRIC UTILITY PLANT
Plant in service and other property	$38,836	$36,838
Nuclear fuel	1,311	1,240
Construction work in progress	1,458	1,818
Less accumulated depreciation and amortization	(11,385)	(10,944)
Total electric utility plant - net	30,220	28,952
CURRENT ASSETS
Cash and cash equivalents	29	19
Customer receivables, net of allowances of $9 and $5, respectively	1,051	757
Other receivables	121	137
Materials, supplies and fossil fuel inventory	835	742
Regulatory assets:
Deferred clause and franchise expenses	237	192
Other	146	105
Other	122	261
Total current assets	2,541	2,213
OTHER ASSETS
Special use funds ($129 related to a VIE at September 30, 2014)	3,434	3,273
Prepaid benefit costs	1,177	1,142
Regulatory assets:
Securitized storm-recovery costs ($190 and $228 related to a VIE, respectively)	311	372
Other	435	396
Other ($71 related to a VIE at September 30, 2014)	285	140
Total other assets	5,642	5,323
TOTAL ASSETS	$38,403	$36,488
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	6,279	6,179
Retained earnings	5,464	5,532
Noncontrolling interests - VIE	71	—
Total common shareholder's equity	13,187	13,084
Long-term debt ($273 and $331 related to a VIE, respectively)	9,413	8,473
Total capitalization	22,600	21,557
CURRENT LIABILITIES
Commercial paper	280	204
Current maturities of long-term debt	58	356
Accounts payable	674	611
Customer deposits	453	447
Accrued interest and taxes	984	272
Accrued construction-related expenditures	198	202
Other	376	438
Total current liabilities	3,023	2,530
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,337	1,285
Deferred income taxes	6,480	6,355
Regulatory liabilities:
Accrued asset removal costs	1,876	1,839
Asset retirement obligation regulatory expense difference	2,186	2,082
Other	450	386
Other	451	454
Total other liabilities and deferred credits	12,780	12,401
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$38,403	$36,488

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2013 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,231	$1,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,046	780
Nuclear fuel and other amortization	149	137
Deferred income taxes	249	465
Cost recovery clauses and franchise fees	(93)	(126)
Allowance for equity funds used during construction	(27)	(42)
Other - net	114	106
Changes in operating assets and liabilities:
Customer and other receivables	(288)	(265)
Materials, supplies and fossil fuel inventory	(92)	(30)
Other current assets	(33)	(5)
Other assets	(92)	(19)
Accounts payable and customer deposits	90	88
Income taxes	391	371
Interest and other taxes	343	314
Other current liabilities	(92)	(65)
Other liabilities	(27)	(18)
Net cash provided by operating activities	2,869	2,792
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,235)	(2,093)
Nuclear fuel purchases	(129)	(116)
Proceeds from sale or maturity of securities in special use funds	2,530	1,967
Purchases of securities in special use funds	(2,578)	(2,020)
Other - net	36	28
Net cash used in investing activities	(2,376)	(2,234)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	998	498
Retirements of long-term debt	(355)	(453)
Net change in short-term debt	76	475
Capital contribution from NEE	100	—
Dividends to NEE	(1,300)	(1,070)
Other - net	(2)	6
Net cash used in financing activities	(483)	(544)
Net increase in cash and cash equivalents	10	14
Cash and cash equivalents at beginning of period	19	40
Cash and cash equivalents at end of period	$29	$54
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$354	$296

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

Basis of Presentation - NEE formed NextEra Energy Partners, LP (NEP) to own, operate and acquire contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NextEra Energy Operating Partners, LP (NEP OpCo).  On July 1, 2014, NEP closed its initial public offering (IPO) by issuing 18,687,500 common units representing limited partnership interests.  The proceeds from the sale of the common units, net of underwriting discounts, commissions and structuring fees, were approximately $438 million.  NEP used such proceeds to purchase 18,687,500 common units of NEP OpCo, of which approximately $288 million was used to purchase common units from an indirect wholly-owned subsidiary of NEE and $150 million was used to purchase common units from NEP OpCo which will use that amount for its general partnership purposes, including to fund future acquisition opportunities.  Through an indirect wholly-owned subsidiary, NEE retained 74,440,000 units of NEP OpCo representing a 79.9% interest in NEP's operating projects.  Additionally, NEE owns a controlling general partner interest in NEP and consolidates this entity for financial reporting purposes and presents NEP's limited partner interest as a noncontrolling interest in NEE's financial statements.  The IPO resulted in a deferred gain of approximately $299 million which is reflected in noncurrent other liabilities on NEE's condensed consolidated balance sheet at September 30, 2014.  Upon completion of the IPO, NEP, through NEER's contribution of energy projects to NEP OpCo, owned a portfolio of ten wind and solar projects with generation capacity totaling approximately 990 MW.

Noncontrolling Interests - The following table reflects the changes in NEE's noncontrolling interests balance for the three and nine months ended September 30, 2014:

Noncontrolling Interests
(millions)
Noncontrolling interests at December 31, 2013 and June 30, 2014	$—
NEP acquisition of limited partner interest in NEP OpCo	232
Other noncontrolling interests	98
Comprehensive income attributable to noncontrolling interests	4
Noncontrolling interests at September 30, 2014	$334

The NEP acquisition of limited partner interest in NEP OpCo primarily reflects the value of NEP's interest in the underlying assets held by NEP OpCo at the time of the IPO.  Other noncontrolling interests primarily reflect the outside equity interests in a limited partnership that was consolidated by FPL during the three months ended September 30, 2014, which is included in other investments on NEE's condensed consolidated balance sheets (noncurrent other assets on FPL's condensed consolidated balance sheets) at September 30, 2014.  See Note 7 - FPL.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(millions)
Service cost	$15	$19	$—	$1	$47	$55	$2	$3
Interest cost	25	23	4	3	76	71	12	11
Expected return on plan assets	(60)	(59)	—	(1)	(180)	(178)	(1)	(1)
Amortization of prior service cost (benefit)	3	2	(1)	—	4	6	(2)	(2)
Amortization of losses	—	—	—	1	—	1	—	2
Special termination benefits	—	15	—	—	—	27	—	—
Net periodic benefit (income) cost at NEE	$(17)	$—	$3	$4	$(53)	$(18)	$11	$13
Net periodic benefit (income) cost at FPL	$(11)	$2	$2	$3	$(34)	$(10)	$8	$9

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

While most of NEE's derivatives are entered into for the purpose of managing commodity price risk, optimizing the value of NEER's power generation and gas infrastructure assets, reducing the impact of volatility in interest rates on outstanding and forecasted

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable.  For interest rate and foreign currency derivative instruments, generally NEE assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period.  In April 2013, NEE discontinued hedge accounting for cash flow hedges related to interest rate swaps associated with the solar projects in Spain (see Note 10 - Spain Solar Projects).  At September 30, 2014, NEE's accumulated other comprehensive income (AOCI) included amounts related to interest rate cash flow hedges with expiration dates through September 2032 and foreign currency cash flow hedges with expiration dates through September 2030.  Approximately $50 million of net losses included in AOCI at September 30, 2014 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made.  Such amounts assume no change in interest rates, currency exchange rates or scheduled principal payments.

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at September 30, 2014 and December 31, 2013, as required by disclosure rules.  However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis.  Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 4 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	September 30, 2014
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$—	$—	$5,245	$4,777	$1,339	$995
Interest rate contracts	28	91	—	128	65	256
Foreign currency swaps	—	74	—	—	—	74
Total fair values	$28	$165	$5,245	$4,905	$1,404	$1,325

FPL:
Commodity contracts	$—	$—	$15	$60	$4	$49

Net fair value by NEE balance sheet line item:
Current derivative assets(a)					$562
Noncurrent derivative assets(b)					842
Current derivative liabilities(c)						$757
Noncurrent derivative liabilities(d)						568
Total derivatives					$1,404	$1,325

Net fair value by FPL balance sheet line item:
Current other assets					$3
Noncurrent other assets					1
Current other liabilities						$39
Noncurrent other liabilities						10
Total derivatives					$4	$49
______________________

(a)	Reflects the netting of approximately $161 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $70 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $68 million in margin cash collateral provided to counterparties.

(d)	Reflects the netting of approximately $39 million in margin cash collateral provided to counterparties.

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

At September 30, 2014 and December 31, 2013, NEE had approximately $15 million and $24 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation.  These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets.  Additionally, at September 30, 2014 and December 31, 2013, NEE had approximately $182 million and $42 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative assets or liabilities in the above presentation.  These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's cash flow hedges are recorded in NEE's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended September 30,
	2014					2013
	Interest Rate Contracts		Foreign Currency Swaps		Total	Interest Rate Contracts		Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$(6)		$(45)		$(51)	$(29)		$4		$(25)
Gains (losses) reclassified from AOCI to net income	$(20)	(a)	$(51)	(b)	$(71)	$(15)	(a)	$1	(c)	$(14)
————————————

(a)	Included in interest expense.

(b)	Loss of approximately $3 million is included in interest expense and the balance is included in other - net.

(c)	Loss of approximately $1 million is included in interest expense and the balance is included in other - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended September 30,
	2014					2013
	Interest Rate Contracts		Foreign Currency Swaps		Total	Interest Rate Contracts		Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$(70)		$(30)		$(100)	$136		$(8)		$128
Losses reclassified from AOCI to net income	$(62)	(a)	$(26)	(b)	$(88)	$(45)	(a)	$(30)	(c)	$(75)
————————————

(a)	Included in interest expense.

(b)	Loss of approximately $5 million is included in interest expense and the balance is included in other - net.

(c)	Loss of approximately $3 million is included in interest expense and the balance is included in other - net.

For the three months ended September 30, 2014 and 2013, NEE recorded a loss of approximately $22 million and a gain of $2 million, respectively, on fair value hedges which resulted in a corresponding decrease and increase, respectively, in the related debt.  For the nine months ended September 30, 2014 and 2013, NEE recorded losses of approximately $3 million and $55 million, respectively, on fair value hedges which resulted in corresponding decreases in the related debt.

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions)
Commodity contracts:(a)
Operating revenues	$46	$138	$(379)	$111
Fuel, purchased power and interchange	—	(9)	(4)	2
Foreign currency swap - other - net	—	3	(1)	(49)
Interest rate contracts - interest expense	(16)	3	(51)	14
Total	$30	$135	$(435)	$78
————————————

(a)
For the three and nine months ended September 30, 2014, FPL recorded approximately $113 million of losses and $34 million of gains, respectively, related to commodity contracts as regulatory assets and regulatory liabilities, respectively, on its condensed consolidated balance sheets.  For the three and nine months ended September 30, 2013, FPL recorded approximately $22 million and $27 million of losses, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

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

	September 30, 2014				December 31, 2013
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(86)	MWh(a)	—		(276)	MWh(a)	—
Natural gas	1,403	MMBtu(b)	901	MMBtu(b)	1,140	MMBtu(b)	674	MMBtu(b)
Oil	(12)	barrels	—		(10)	barrels	—
————————————

(a)	Megawatt-hours

(b)	One million British thermal units

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At September 30, 2014 and December 31, 2013, NEE had interest rate contracts with a notional amount totaling approximately $7.2 billion and $6.5 billion, respectively, and foreign currency swaps with a notional amount totaling approximately $661 million and $662 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers.  At September 30, 2014 and December 31, 2013, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $2.0 billion ($59 million for FPL) and $2.1 billion ($9 million for FPL), respectively.

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions.  Certain contracts contain multiple types of credit-related triggers.  To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements.  If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $400 million ($20 million at FPL) as of September 30, 2014 and $400 million ($20 million at FPL) as of December 31, 2013.  If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.4 billion ($0.5 billion at FPL) and $2.3 billion ($0.4 billion at FPL) as of September 30, 2014 and December 31, 2013, respectively.  Some contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers.  In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $700 million ($200 million at FPL) and $800 million ($150 million at FPL) as of September 30, 2014 and December 31, 2013, respectively.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business.  At September 30, 2014, applicable NEE subsidiaries have posted approximately $187 million (none at FPL) in cash which could be applied toward the collateral requirements described above. In addition, at September 30, 2014 and December 31, 2013, applicable NEE subsidiaries have posted approximately $53 million (none at FPL) and $210 million (none at FPL), respectively, in the form of letters of credit which could be applied toward the collateral requirements described above.  FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities.  Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2014
	Level 1	Level 2		Level 3		Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$13	$—		$—			$13
Special use funds:(b)
NEE:
Equity securities	$1,196	$1,350	(c)	$129			$2,675
U.S. Government and municipal bonds	$573	$161		$—			$734
Corporate debt securities	$—	$677		$—			$677
Mortgage-backed securities	$—	$497		$—			$497
Other debt securities	$25	$36		$—			$61
FPL:
Equity securities	$313	$1,178	(c)	$129			$1,620
U.S. Government and municipal bonds	$468	$146		$—			$614
Corporate debt securities	$—	$478		$—			$478
Mortgage-backed securities	$—	$429		$—			$429
Other debt securities	$25	$21		$—			$46
Other investments:
NEE:
Equity securities	$39	$—		$71	(d)		$110
Debt securities	$16	$164		$—			$180
Noncurrent other assets:
FPL - equity securities	$—	$—		$71	(d)		$71
Derivatives:
NEE:
Commodity contracts	$1,877	$2,607		$761		$(3,906)	$1,339	(e)
Interest rate contracts	$—	$28		$—		$37	$65	(e)
FPL - commodity contracts	$—	$11		$4		$(11)	$4	(e)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,825	$2,535		$417		$(3,782)	$995	(e)
Interest rate contracts	$—	$91		$128		$37	$256	(e)
Foreign currency swaps	$—	$74		$—		$—	$74	(e)
FPL - commodity contracts	$—	$57		$3		$(11)	$49	(e)
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

(b)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at the Carrying Amount below.

(c)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(d)	Represents investments associated with noncontrolling interests in a limited partnership. See Note 7 - FPL.

(e)	See Note 3 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at September 30, 2014 are as follows:

Transaction Type	Fair Value at September 30, 2014		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$357	$80	Discounted cash flow	Forward price (per MWh)	$11	—	$193
Forward contracts - gas	63	26	Discounted cash flow	Forward price (per MMBtu)	$2	—	$10
Forward contracts - other commodity related	27	16	Discounted cash flow	Forward price (various)	$(12)	—	$95
Options - power	48	24	Option models	Implied correlations	10%	—	96%
				Implied volatilities	1%	—	127%
Options - gas	44	107	Option models	Implied correlations	10%	—	96%
				Implied volatilities	1%	—	127%
Full requirements and unit contingent contracts	222	164	Discounted cash flow	Forward price (per MWh)	$(12)	—	$250
				Customer migration rate(a)	—%	—	20%
Total	$761	$417
——————————

(a)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
————————————
(a)  Assumes the contract is in a gain position.

In addition, the fair value measurement of interest rate swap liabilities related to the solar projects in Spain of approximately $128 million at September 30, 2014 includes a significant credit valuation adjustment.  The credit valuation adjustment, considered an

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the swap agreements.

Also, the fair value measurement of certain equity securities totaling approximately $200 million has been estimated using net asset value per share of the investments.  Those investments have been classified as Level 3 as certain conditions must be met prior to redeeming the securities. See Note 7 - FPL.

The reconciliation of changes in fair value that are based on significant unobservable inputs is as follows:

	Three Months Ended September 30,
	2014			2013
	NEE	FPL		NEE	FPL
	(millions)
Fair value based on significant unobservable inputs at June 30	$354	$3		$384	$(1)
Realized and unrealized gains (losses):
Included in earnings(a)	22	—		243	—
Included in other comprehensive income	11	—		—	—
Included in regulatory assets and liabilities	1	1		2	2
Purchases	209	197	(b)	19	—
Settlements	(36)	—		(3)	—
Issuances	(9)	—		(16)	—
Transfers in(c)	—	—		(2)	—
Transfers out(c)	(136)	—		(3)	—
Fair value based on significant unobservable inputs at September 30	$416	$201		$624	$1
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(d)	$(63)	$—		$188	$—
————————————

(a)
For the three months ended September 30, 2014, realized and unrealized gains of approximately $42 million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.  For the three months ended September 30, 2013, realized and unrealized gains of approximately $242 million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

(b)	Represents investments associated with a limited partnership that was consolidated during the three months ended September 30, 2014. See Note 7 - FPL.

(c)
Transfers into Level 3 were a result of decreased observability of market data.  Transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(d)
For the three months ended September 30, 2014, unrealized losses of approximately $43 million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.  For the three months ended September 30, 2013, unrealized gains of approximately $188 million are reflected in the condensed consolidated statements of income in operating revenues.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended September 30,
	2014		2013
	NEE	FPL	NEE	FPL
	(millions)
Fair value based on significant unobservable inputs at December 31 of prior year	$622	$—	$566	$2
Realized and unrealized gains (losses):
Included in earnings(a)	(474)	—	253	—
Included in other comprehensive income	11	—	—	—
Included in regulatory assets and liabilities	6	6	—	—
Purchases	223	197	89	—
Settlements	268	(2)	(59)	(1)
Issuances	(103)	—	(110)	—
Transfers in(b)	16	—	(116)	—
Transfers out(b)	(153)	—	1	—
Fair value based on significant unobservable inputs at September 30	$416	$201	$624	$1
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$(168)	$—	$256	$—
————————————

(a)
For the nine months ended September 30, 2014, realized and unrealized losses of approximately $410 million are reflected in the condensed consolidated statements of income in operating revenues, $61 million in interest expense and the balance is reflected in fuel, purchased power and interchange.  For the nine months ended September 30, 2013, realized and unrealized gains (losses) of approximately $244 million are reflected in the condensed consolidated statements of income in operating revenues, $11 million in interest expense and the balance is reflected in fuel, purchased power and interchange.

(b)
Transfers into Level 3 were a result of decreased observability of market data and, in 2013, a significant credit valuation adjustment.  Transfers from Level 3 to Level 2 were a result of increased observability of market data.  NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the nine months ended September 30, 2014, unrealized losses of approximately $107 million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.  For the nine months ended September 30, 2013, unrealized gains of approximately $245 million are reflected in the condensed consolidated statements of income in operating revenues and $11 million in interest expense.

Nonrecurring Fair Value Measurements - NEE tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In February 2013, the Spanish government enacted a new law that made further changes to the economic framework of renewable energy projects including, among other things, changes that negatively affect the projected economics of the 99.8 MW of solar thermal facilities that affiliates of NEER were constructing in Spain (Spain solar projects) (see Note 10 - Spain Solar Projects).  Due to the February 2013 change in law, NEER performed a recoverability analysis, considering, among other things, working with lenders to restructure the financing agreements, abandoning the projects or selling the projects, and concluded that the undiscounted cash flows of the Spain solar projects were less than the carrying value of the projects.  Accordingly, NEER performed a fair value analysis based on the income approach to determine the amount of the impairment.  Based on the fair value analysis, property, plant and equipment with a carrying amount of approximately $800 million were written down to their estimated fair value of $500 million as of March 31, 2013, resulting in an impairment of $300 million (which is recorded as a separate line item in NEE’s condensed consolidated statements of income for the nine months ended September 30, 2013) and other related charges ($342 million after-tax, see Note 5).

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

In March 2013, NEER initiated a plan and received internal authorization to pursue the sale of its ownership interests in Maine fossil.  In connection with the decision to sell Maine fossil, a loss of approximately $67 million ($43 million after-tax) was originally reflected in net gain from discontinued operations, net of income taxes in NEE's condensed consolidated statements of income for the nine months ended September 30, 2013.  The fair value measurement (Level 3) was based on the estimated sales price less the estimated costs to sell.  The estimated sales price was estimated using an income approach based primarily on capacity revenue forecasts.  In March 2014, NEER decided not to pursue the sale of Maine fossil due to the divergence between the achievable sales

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

price and management's view of the assets' value, which increased as a result of significant market changes.  Accordingly, the Maine fossil assets were written-up to management's current estimate of fair value resulting in a gain of approximately $21 million ($12 million after-tax).  The fair value measurement (Level 3) was estimated using an income approach based primarily on the updated capacity revenue forecasts.  Based on NEER's decision to retain Maine fossil, the $67 million loss recorded during the nine months ended September 30, 2013 was reclassified from discontinued operations to income from continuing operations and together with the $21 million gain recorded during the nine months ended September 30, 2014 are included as a separate line item in NEE's condensed consolidated statements of income.  The carrying amount of the assets and liabilities and the operations of Maine fossil for all periods presented were not material.

Fair Value of Financial Instruments Recorded at the Carrying Amount - The carrying amounts of cash equivalents, short-term debt and commercial paper approximate their fair values.  The carrying amounts and estimated fair values of other financial instruments, excluding those recorded at fair value and disclosed above in Recurring Fair Value Measurements, are as follows:

	September 30, 2014			December 31, 2013
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$386	$386		$311	$311
Other investments - primarily notes receivable	$520	$682	(b)	$531	$627	(b)
Long-term debt, including current maturities	$28,231	$30,080	(c)	$27,728	$28,612	(c)
FPL:
Special use funds(a)	$247	$247		$200	$200
Long-term debt, including current maturities	$9,471	$10,763	(c)	$8,829	$9,451	(c)
————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

(b)
Primarily classified as held to maturity.  Fair values are primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3).  Notes receivable bear interest primarily at fixed rates and mature by 2029.  Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement.  The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit ratings and market-related information.  As of September 30, 2014 and December 31, 2013, NEE had no notes receivable reported in non-accrual status.

(c)
As of September 30, 2014 and December 31, 2013, for NEE, $19,515 million and $17,921 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3).  For FPL, estimated using quoted market prices for the same or similar issues (Level 2).

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements) consist of FPL's storm fund assets of approximately $75 million and NEE's and FPL's nuclear decommissioning fund assets of $4,955 million and $3,359 million, respectively, at September 30, 2014.  The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value.  The amortized cost of debt and equity securities is $1,923 million and $1,499 million, respectively, at September 30, 2014 and $1,954 million and $1,384 million, respectively, at December 31, 2013 ($1,528 million and $787 million, respectively, at September 30, 2014 and $1,595 million and $694 million, respectively, at December 31, 2013 for FPL).  For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts.  For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in other - net in NEE's condensed consolidated statements of income.  Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at September 30, 2014 of approximately seven years at both NEE and FPL.  FPL's storm fund primarily consists of debt securities with a weighted-average maturity at September 30, 2014 of approximately three years.  The cost of securities sold is determined using the specific identification method.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(millions)
Realized gains	$34	$40	$19	$17	$182	$103	$107	$48
Realized losses	$19	$26	$16	$18	$99	$69	$85	$48
Proceeds from sale or maturity of securities	$879	$822	$731	$613	$3,093	$2,604	$2,530	$1,967

The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(millions)
Equity securities	$1,174	$1,125	$830	$777
Debt securities	$54	$42	$45	$36

The unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(millions)
Unrealized losses(a)	$8	$32	$7	$25
Fair value	$615	$1,069	$480	$844
————————————

(a)
Unrealized losses on available for sale debt securities for securities in an unrealized loss position for greater than twelve months at September 30, 2014 and December 31, 2013 were not material to NEE or FPL.

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

5.  Income Taxes

NEE's effective income tax rates for the three months ended September 30, 2014 and 2013 were approximately 30% and 30%, respectively.  The rates for both periods reflect the benefit of wind production tax credits (PTCs) of approximately $34 million and $36 million, respectively, related to NEER's wind projects and deferred income tax benefits associated with grants (convertible investment tax credits (ITCs)) under the American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), of approximately $27 million and $29 million, respectively, primarily for certain wind and solar projects expected to be placed in service.

NEE's effective income tax rates for the nine months ended September 30, 2014 and 2013 were approximately 31% and 33%, respectively.  The rates for both periods reflect the benefit of PTCs of approximately $132 million and $161 million, respectively,

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

related to NEER's wind projects and deferred income tax benefits associated with convertible ITCs of approximately $50 million and $62 million, respectively, primarily for certain wind and solar projects expected to be placed in service.

In addition, the rates for the nine months ended September 30, 2014 reflect a noncash income tax charge of approximately $45 million associated with structuring Canadian assets and for the nine months ended September 30, 2013 reflect the establishment of a full valuation allowance during the first quarter of 2013 of approximately $132 million on the deferred tax assets associated with the Spain solar projects.  The valuation allowance primarily related to deferred tax assets created as a result of the $300 million impairment and other related charges ($342 million after-tax) recorded during the first quarter of 2013 (see Note 4 - Nonrecurring Fair Value Measurements).

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

7.  Variable Interest Entities (VIEs)

As of September 30, 2014, NEE has fifteen VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC.  FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk.  Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency.  In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve.  In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds.  The storm-recovery bonds are payable only from and are secured by the storm-recovery property.  The bondholders have no recourse to the general credit of FPL.  The assets of the VIE were approximately $271 million and $324 million at September 30, 2014 and December 31, 2013, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's condensed consolidated balance sheets.  The liabilities of the VIE were approximately $334 million and $394 million at September 30, 2014 and December 31, 2013, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's condensed consolidated balance sheets.

FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a limited partnership organized for the primary purpose of making, owning, managing and disposing of investments. FPL's interest in this investment is held in a nuclear decommissioning reserve fund which is included in special use funds on NEE's and FPL's condensed consolidated balance sheets. The partnership’s general partner, which has the power to direct the significant activities of the limited partnership, does not have substantial equity at risk. FPL is considered the primary beneficiary because its equity investment absorbs the majority of the

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

expected losses and receives the majority of the benefits from the limited partnership. The assets of the VIE were approximately $200 million at September 30, 2014, and consisted primarily of an investment in a master fund limited partnership, which are included in special use funds and other investments (representing the noncontrolling interest) on NEE's condensed consolidated balance sheets (special use funds and noncurrent other assets on FPL's condensed consolidated balance sheets).

FPL identified a potential VIE, which is considered a qualifying facility as defined by the Public Utility Regulatory Policies Act of 1978, as amended (PURPA).  PURPA requires utilities, such as FPL, to purchase the electricity output of a qualifying facility.  FPL entered into a purchased power agreement effective in 1994 with this 250 MW coal-fired qualifying facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life.  FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per MWh (energy payment).  After making exhaustive efforts, FPL was unable to obtain the information from the facility necessary to determine whether the facility is a VIE or whether FPL is the primary beneficiary of the facility.  The purchased power agreement with the facility contains no provision which legally obligates the facility to release this information to FPL.  The energy payments paid by FPL will fluctuate as coal prices change.  This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are recovered through the fuel clause as approved by the FPSC.  Notwithstanding the fact that FPL's energy payments are recovered through the fuel clause, if the facility was determined to be a VIE, the absorption of some of the facility's fuel price variability might cause FPL to be considered the primary beneficiary.  During the three months ended September 30, 2014 and 2013, FPL purchased 321,038 MWh and 287,029 MWh, respectively, from the facility at a total cost of approximately $43 million and $41 million, respectively.  During the nine months ended September 30, 2014 and 2013, FPL purchased 696,522 MWh and 568,897 MWh, respectively, from the facility at a total cost of approximately $119 million and $114 million, respectively.

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

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generating facilities with the capability of producing 110 MW.  This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020.  The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel.  This VIE uses third-party debt and equity to finance its operations.  The debt is secured by liens against the generating facilities and the other assets of these entities.  The debt holders have no recourse to the general credit of NEER for the repayment of debt.  The assets and liabilities of the VIE were approximately $91 million and $60 million, respectively, at September 30, 2014 and $85 million and $63 million, respectively, at December 31, 2013, and consisted primarily of property, plant and equipment and long-term debt.

The other twelve NEER VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 3,541 MW.  Ten of these VIEs sell their electric output under power sales contracts to third parties with expiration dates ranging from 2018 through 2038; the other two VIEs sell their electric output in the spot market.  The VIEs use third-party debt and/or equity to finance their operations.  Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes.  The debt is secured by liens against the generating facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities.  The debt holders have no recourse to the general credit of NEER for the repayment of debt.  The assets and liabilities of these VIEs totaled approximately $5.1 billion and $3.1 billion, respectively, at September 30, 2014 and $5.3 billion and $3.3 billion, respectively, at December 31, 2013.  At September 30, 2014 and December 31, 2013, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of September 30, 2014 and December 31, 2013, several NEE subsidiaries have investments totaling approximately $611 million ($499 million at FPL) and $668 million ($505 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities.  These investments are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets.  As of September 30, 2014, NEE subsidiaries are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.  Common Shareholders' Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE from continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions, except per share amounts)
Numerator - income from continuing operations attributable to NEE(a)	$660	$698	$1,581	$1,350
Denominator:
Weighted-average number of common shares outstanding - basic	434.5	423.8	434.0	422.2
Equity units, performance share awards, options, forward sale agreement and restricted stock(b)	6.0	3.0	5.6	2.6
Weighted-average number of common shares outstanding - assuming dilution	440.5	426.8	439.6	424.8
Earnings per share attributable to NEE from continuing operations:
Basic	$1.52	$1.65	$3.64	$3.19
Assuming dilution	$1.50	$1.64	$3.60	$3.18
————————————

(a)	Calculated as income from continuing operations less net income attributable to noncontrolling interests from NEE's condensed consolidated statements of income.

(b)
Calculated using the treasury stock method.  Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and performance shares awards and restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 5.4 million and 6.0 million for the three months ended September 30, 2014 and 2013, respectively, and 1.9 million and 0.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended September 30, 2014
Balances, June 30, 2014	$(135)		$220		$28	$(33)	$(21)	$59
Other comprehensive income (loss) before reclassifications	(33)		(12)		—	(6)	—	(51)
Amounts reclassified from AOCI	45	(a)	(6)	(b)	—	—	—	39
Net other comprehensive income (loss)	12		(18)		—	(6)	—	(12)
Balances, September 30, 2014	$(123)		$202		$28	$(39)	$(21)	$47
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 3 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended September 30, 2013
Balances, June 30, 2013	$(126)		$128		$(67)	$(20)	$(17)	$(102)
Other comprehensive income (loss) before reclassifications	(18)		30		—	6	—	18
Amounts reclassified from AOCI	9	(a)	(7)	(b)	—	—	—	2
Net other comprehensive income (loss)	(9)		23		—	6	—	20
Balances, September 30, 2013	$(135)		$151		$(67)	$(14)	$(17)	$(82)
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 3 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Nine Months Ended September 30, 2014
Balances, December 31, 2013	$(115)		$197		$23	$(33)	$(16)	$56
Other comprehensive income (loss) before reclassifications	(64)		40		4	(6)	(5)	(31)
Amounts reclassified from AOCI	56	(a)	(35)	(b)	1	—	—	22
Net other comprehensive income (loss)	(8)		5		5	(6)	(5)	(9)
Balances, September 30, 2014	$(123)		$202		$28	$(39)	$(21)	$47
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 3 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Nine Months Ended September 30, 2013
Balances, December 31, 2012	$(266)		$96		$(74)	$12	$(23)	$(255)
Other comprehensive income (loss) before reclassifications	83		72		6	(26)	6	141
Amounts reclassified from AOCI	48	(a)	(17)	(b)	1	—	—	32
Net other comprehensive income (loss)	131		55		7	(26)	6	173
Balances, September 30, 2013	$(135)		$151		$(67)	$(14)	$(17)	$(82)
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 3 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9.  Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEE during the nine months ended September 30, 2014 were as follows:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)
January - September 2014	NEER subsidiary	Canadian revolving credit agreements	Variable	(a)	$674	Various
January 2014	NEER subsidiary	Senior secured limited-recourse term loan	Variable	(a)	$44	2019
March 2014	NEECH	Debentures	2.700%	(b)	$350	2019
May 2014	FPL	First mortgage bonds	3.25%		$500	2024
June 2014	NEECH	Debentures	2.40%	(b)	$350	2019
June 2014	NEER subsidiary	Senior secured limited-recourse notes	5.60%		$280	2038
June 2014	NEER subsidiary	Canadian senior secured limited-recourse term loan	Variable	(a)(b)	$157	2032
June 2014	NEECH	Japanese yen denominated term loan	Variable	(a)(b)(c)	$540	2017
July 2014	NEER subsidiary	Senior secured limited-recourse term loan	Variable	(a)(b)	$46	2032
July 2014	Lone Star Transmission, LLC	Senior secured notes	2.45% - 4.42%		$360	2021 - 2044
July 2014	NEECH subsidiary(d)	Senior secured limited-recourse term loan	Variable	(a)(b)	$400	2019
September 2014	FPL	First mortgage bonds	4.05%		$500	2044
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	Interest rate swap agreements have been entered into with respect to these issuances. See Note 3.

(c)	Cross currency basis swap agreements were entered into with respect to both interest and principal payments on this loan.

(d)	Subsidiary conducts the fiber-optic telecommunications business primarily in Florida.

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

At September 30, 2014, estimated capital expenditures for the remainder of 2014 through 2018 were as follows:

	Remainder of 2014	2015	2016	2017	2018	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$180	$300	$80	$5	$—	$565
Existing	230	710	590	600	490	2,620
Transmission and distribution	445	1,565	1,840	1,315	1,335	6,500
Nuclear fuel	35	205	220	125	150	735
General and other	55	215	175	185	160	790
Total(d)	$945	$2,995	$2,905	$2,230	$2,135	$11,210
NEER:
Wind(e)	$375	$1,175	$135	$10	$15	$1,710
Solar(f)	260	835	495	—	—	1,590
Nuclear(g)	105	275	290	245	240	1,155
Other(h)	185	240	55	50	115	645
Total	$925	$2,525	$975	$305	$370	$5,100
Corporate and Other(i)	$75	$365	$855	$270	$110	$1,675
————————————

(a)	Includes allowance for funds used during construction (AFUDC) of approximately $12 million, $59 million and $17 million for the remainder of 2014 through 2016, respectively.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.

(c)
Consists of projects that have received FPSC approval.  Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.

(d)	FPL has identified $750 million to $1 billion in potential incremental capital expenditures through 2016 in addition to what is included in the table above.

(e)
Consists of capital expenditures for new wind projects and related transmission totaling approximately 1,740 MW, including approximately 325 MW in Canada, that have received applicable internal approvals.  NEER expects to add new U.S. wind generation of approximately 2,500 MW in 2013 through 2015, including approximately 525 MW added to date, at a total cost of $4.5 billion to $5 billion, and new Canadian wind generation of 640 MW in 2013 through 2016, including 315 MW added to date, at a total cost of $2 billion to $2.5 billion.

(f)
Consists of capital expenditures for new solar projects and related transmission totaling approximately 515 MW that have received applicable internal approvals, including equity contributions associated with a 50% equity investment in a 550 MW solar project.  NEER expects to add new U.S. solar generation of 1,600 MW to 1,800 MW in 2013 through 2016, including approximately 530 MW added to date, at a total cost of $4.5 billion to $5.5 billion.

(g)	Includes nuclear fuel.

(h)	Consists of capital expenditures that have received applicable internal approvals.

(i)
Includes capital expenditures totaling approximately $1.3 billion for the remainder of 2014 through 2018 for construction of a natural gas pipeline system that has received applicable internal approvals, including approximately $825 million of equity contributions associated with a 33% equity investment in the northern portion of the natural gas pipeline system and $520 million for the southern portion, which includes AFUDC of approximately $3 million, $17 million and $10 million for 2015 through 2017, respectively.  Construction of the natural gas pipeline system is subject to certain conditions, including FERC approval.  A FERC decision is expected in 2015.  See Contracts below.

In October 2014, NEE obtained internal approvals to make an equity investment in a joint venture which plans to construct an approximately 300-mile natural gas pipeline to connect the Marcellus and Utica natural gas supply with markets in the Southeast region of the U.S. Based on NEE's expected ownership share, expected equity contributions by NEE are approximately $1.0 billion to $1.4 billion depending on the ultimate size and scope of the natural gas pipeline project. Construction of the natural gas pipeline is subject to certain conditions, including FERC approval.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts.  As of September 30, 2014, FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,330 MW annually through 2015 and 375 MW annually thereafter through 2021.  FPL also has various firm pay-for-performance contracts to purchase approximately 705 MW from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2024 through 2034.  The purchased power contracts provide for capacity and energy payments.  Energy payments are based on the actual power taken under these contracts.  Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions.  FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas.  In addition, FPL has entered into 25-year natural gas transportation agreements with each of Sabal Trail Transmission, LLC (Sabal Trail, an entity in which a NEECH subsidiary has a 33% ownership interest), and Florida Southeast Connection, LLC (Florida Southeast Connection, a wholly-owned NEECH subsidiary), each of which will build, own and operate a pipeline that will be part of a natural gas pipeline system, for a quantity of 400,000 MMBtu/day beginning on May 1, 2017 and increasing to 600,000 MMBtu/day on May 1, 2020.  These agreements contain firm commitments that are contingent upon the occurrence of certain events, including FERC approval and completion of construction of the pipeline system to be built by Sabal Trail and Florida Southeast Connection.  See Commitments above.

As of September 30, 2014, NEER has entered into contracts with expiration dates ranging from November 2014 through 2030 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel.  Approximately $2.5 billion of commitments under such contracts are included in the estimated capital expenditures table in Commitments above.  In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from December 2014 through 2033.

Included in Corporate and Other in the table below is the remaining commitment by a NEECH subsidiary to invest approximately $890 million in Sabal Trail for the construction of the northern portion of the natural gas pipeline system.  Amounts committed for the remainder of 2014 through 2018 are also included in the estimated capital expenditures table in Commitments above.

The required capacity and/or minimum payments under the contracts discussed above as of September 30, 2014 were estimated as follows:

	Remainder of 2014	2015	2016	2017	2018	Thereafter
	(millions)
FPL:
Capacity charges:(a)
Qualifying facilities	$70	$290	$250	$255	$260	$1,965
JEA and Southern subsidiaries	$55	$195	$70	$50	$10	$5
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$415	$1,250	$755	$745	$825	$14,520
Coal	$20	$70	$40	$35	$—	$—
NEER	$485	$1,335	$655	$135	$130	$480
Corporate and Other(d)(e)	$70	$250	$505	$50	$25	$70
————————————

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity cost recovery clause, totaled approximately $123 million and $121 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $369 million and $365 million for the nine months ended September 30, 2014 and 2013, respectively.  Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $110 million and $93 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $242 million and $202 million for the nine months ended September 30, 2014 and 2013, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $200 million, $295 million and $8,535 million in 2017, 2018 and thereafter, respectively, of firm commitments, subject to certain conditions as noted above, related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)	Includes an approximately $45 million commitment to invest in clean power and technology businesses through 2021.

(e)	Excludes approximately $325 million in 2015 of joint obligations of NEECH and NEER which are included in the NEER amounts above.

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

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils.  The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair.  NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident.  In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $176 million ($106 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year.  NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $5 million and $4 million, plus any applicable taxes, respectively.

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

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred.  Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL or Lone Star Transmission, LLC (Lone Star), would be borne by NEE and/or FPL and/or their affiliates, as the case may be, and could have a material adverse effect on NEE's and FPL's financial condition, results of operations and liquidity.

Spain Solar Projects - In March 2013 and May 2013, events of default occurred under the project-level financing agreements for the Spain solar projects (project-level financing) as a result of changes of law that occurred in December 2012 and February 2013.  These changes of law negatively affected the projected economics of the projects and caused the project-level financing to be unsupportable by expected future project cash flows.  Under the project-level financing, events of default (including those discussed below) provide for, among other things, a right by the lenders (which they have not exercised) to accelerate the payment of the project-level debt.  Accordingly, in 2013, the project-level debt and the associated derivative liabilities related to interest rate swaps were classified as current maturities of long-term debt and current derivative liabilities, respectively, on NEE's condensed consolidated balance sheets, and totaled $689 million and $128 million, respectively, as of September 30, 2014.  In July 2013, the Spanish government published a new law that created a new economic framework for the Spanish renewable energy sector.  Additional regulatory pronouncements from the Spanish government needed to complete and implement the framework were finalized in June 2014.  Based on NEE's assessment, the regulatory pronouncements do not indicate a further impairment of the Spain solar projects. However, the Spanish government's interpretation of the new remuneration scheme resulted in a reduction to 2013 revenues of approximately $19 million which was reflected in operating revenues for the three and nine months ended September 30, 2014 in NEE's condensed consolidated statements of income. During the third quarter of 2014, events of default occurred under the project-level financing agreements related to certain debt service coverage ratio covenants not being met. The project-level subsidiaries have requested the lenders to waive the events of default related to the debt service coverage ratio.

As part of a settlement agreement reached on December 20, 2013 between NEECH, NextEra Energy España, S.L. (NEE España), which is the NEER subsidiary in Spain that is the direct shareholder of the project-level subsidiaries, the project-level subsidiaries and the lenders, the future recourse of the lenders under the project-level financing is effectively limited to the letters of credit described below and to the assets of the project-level subsidiaries. Under the settlement agreement, the lenders, among other things, irrevocably waived events of default related to changes of law that existed at the time of the settlement as described above, and NEECH affiliates provided for the project-level subsidiaries to post approximately €37 million (approximately $47 million as of September 30, 2014) in letters of credit to fund operating and debt service reserves under the project-level financing.  NEE España, the project-level subsidiaries and the lenders will continue to seek to restructure the project-level financing; however, there can be no assurance that the project-level financing will be successfully restructured or that additional events of default under the project-level financing will not occur.

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

	Three Months Ended September 30,
	2014					2013
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$3,315	$1,242		$97	$4,654	$3,020	$1,281		$93	$4,394
Operating expenses	$2,481	$935		$75	$3,491	$2,242	$904		$63	$3,209
Net income (loss) attributable to NEE	$462	$204	(b)	$(6)	$660	$422	$281	(b)	$(5)	$698

	Nine Months Ended September 30,
	2014					2013
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$8,739	$3,312		$306	$12,357	$7,905	$3,343		$258	$11,506
Operating expenses	$6,491	$2,782		$231	$9,504	$5,860	$2,860	(c)	$185	$8,905
Income (loss) from continuing operations(d)	$1,231	$375	(b)	$(21)	$1,585	$1,101	$254	(b)	$(5)	$1,350
Gain from discontinued operations, net of income taxes(d)(e)	$—	$—		$—	$—	$—	$216		$15	$231
Net income (loss) attributable to NEE	$1,231	$371	(b)	$(21)	$1,581	$1,101	$470	(b)	$10	$1,581
————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt.  For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt.  Residual NEECH corporate interest expense is included in Corporate and Other.

(b)
Includes NEER's tax benefits related to PTCs and for the nine months ended September 30, 2013 also includes after-tax charges of $342 million associated with the impairment of the Spain solar projects.  See Note 4 - Nonrecurring Fair Value Measurements and Note 5.

(c)	Includes an impairment charge on NEER's Spain solar projects of $300 million. See Note 4 - Nonrecurring Fair Value Measurements.

(d)	Prior year amounts were restated to conform to current year's presentation. See Note 4 - Nonrecurring Fair Value Measurements.

(e)	See Note 6.

	September 30, 2014				December 31, 2013
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$38,403	$31,420	$2,370	$72,193	$36,488	$30,154	$2,664	$69,306

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL.  Most of NEECH's debt, including its debentures, and payment guarantees are fully and unconditionally guaranteed by NEE.  Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended September 30,
	2014				2013
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,343	$3,311	$4,654	$—	$1,377	$3,017	$4,394
Operating expenses	(4)	(1,010)	(2,477)	(3,491)	(4)	(965)	(2,240)	(3,209)
Interest expense	(2)	(204)	(110)	(316)	(2)	(182)	(104)	(288)
Equity in earnings of subsidiaries	660	—	(660)	—	700	—	(700)	—
Other income - net	1	91	4	96	—	87	11	98
Income (loss) before income taxes	655	220	68	943	694	317	(16)	995
Income tax expense (benefit)	(5)	17	267	279	(4)	38	263	297
Net income (loss)	660	203	(199)	664	698	279	(279)	698
Less net income attributable to noncontrolling interests	—	(4)	—	(4)	—	—	—	—
Net income (loss) attributable to NEE	$660	$199	$(199)	$660	$698	$279	$(279)	$698

	Nine Months Ended September 30,
	2014				2013(b)
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$3,628	$8,729	$12,357	$—	$3,611	$7,895	$11,506
Operating expenses	(13)	(3,011)	(6,480)	(9,504)	(11)	(3,043)	(5,851)	(8,905)
Interest expense	(5)	(614)	(321)	(940)	(7)	(513)	(305)	(825)
Equity in earnings of subsidiaries	1,602	—	(1,602)	—	1,572	—	(1,572)	—
Other income - net	2	369	24	395	1	187	39	227
Income from continuing operations before income taxes	1,586	372	350	2,308	1,555	242	206	2,003
Income tax expense (benefit)	5	(3)	721	723	(11)	(13)	677	653
Income (loss) from continuing operations	1,581	375	(371)	1,585	1,566	255	(471)	1,350
Gain from discontinued operations, net of income taxes	—	—	—	—	15	216	—	231
Net income (loss)	1,581	375	(371)	1,585	1,581	471	(471)	1,581
Less net income attributable to noncontrolling interests	—	(4)	—	(4)	—	—	—	—
Net income (loss) attributable to NEE	$1,581	$371	$(371)	$1,581	$1,581	$471	$(471)	$1,581
————————————
(a)  Represents FPL and consolidating adjustments.
(b)  Certain amounts were restated to conform to current year's presentation.  See Note 4 - Nonrecurring Fair Value Measurements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30,
	2014				2013
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$648	$187	$(187)	$648	$718	$298	$(298)	$718

	Nine Months Ended September 30,
	2014				2013
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$1,572	$357	$(357)	$1,572	$1,754	$636	$(636)	$1,754
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	September 30, 2014				December 31, 2013
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$27	$31,279	$41,605	$72,911	$31	$29,511	$39,906	$69,448
Less accumulated depreciation and amortization	(11)	(6,448)	(11,385)	(17,844)	(10)	(5,774)	(10,944)	(16,728)
Total property, plant and equipment - net	16	24,831	30,220	55,067	21	23,737	28,962	52,720
CURRENT ASSETS
Cash and cash equivalents	1	455	29	485	—	418	20	438
Receivables	527	1,686	198	2,411	78	1,542	669	2,289
Other	8	1,556	1,173	2,737	6	1,814	1,295	3,115
Total current assets	536	3,697	1,400	5,633	84	3,774	1,984	5,842
OTHER ASSETS
Investment in subsidiaries	18,583	—	(18,583)	—	17,910	—	(17,910)	—
Other	748	5,528	5,217	11,493	694	5,129	4,921	10,744
Total other assets	19,331	5,528	(13,366)	11,493	18,604	5,129	(12,989)	10,744
TOTAL ASSETS	$19,883	$34,056	$18,254	$72,193	$18,709	$32,640	$17,957	$69,306
CAPITALIZATION
Common shareholders' equity	$18,810	$5,468	$(5,468)	$18,810	$18,040	$4,816	$(4,816)	$18,040
Noncontrolling interests	—	263	71	334	—	—	—	—
Long-term debt	—	15,439	9,414	24,853	—	15,496	8,473	23,969
Total capitalization	18,810	21,170	4,017	43,997	18,040	20,312	3,657	42,009
CURRENT LIABILITIES
Debt due within one year	—	4,231	339	4,570	—	3,896	561	4,457
Accounts payable	—	822	674	1,496	—	589	611	1,200
Other	651	1,984	871	3,506	199	2,203	1,130	3,532
Total current liabilities	651	7,037	1,884	9,572	199	6,688	2,302	9,189
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	598	1,337	1,935	—	565	1,285	1,850
Deferred income taxes	187	1,692	6,120	7,999	166	1,963	6,015	8,144
Other	235	3,559	4,896	8,690	304	3,112	4,698	8,114
Total other liabilities and deferred credits	422	5,849	12,353	18,624	470	5,640	11,998	18,108
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$19,883	$34,056	$18,254	$72,193	$18,709	$32,640	$17,957	$69,306
————————————

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30,
	2014				2013
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,353	$1,041	$1,574	$3,968	$1,174	$494	$1,722	$3,390
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	(1)	(2,675)	(2,382)	(5,058)	—	(2,450)	(2,209)	(4,659)
Capital contribution to FPL	(100)	—	100	—	—	—	—	—
Cash grants under the Recovery Act	—	321	—	321	—	170	—	170
Sale of independent power investments	—	307	—	307	—	—	—	—
Change in loan proceeds restricted for construction	—	(18)	—	(18)	—	245	—	245
Proceeds from the sale of a noncontrolling interest in subsidiaries	—	438	—	438	—	—	—	—
Other - net	(284)	(60)	276	(68)	(668)	20	626	(22)
Net cash used in investing activities	(385)	(1,687)	(2,006)	(4,078)	(668)	(2,015)	(1,583)	(4,266)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	3,246	998	4,244	—	3,155	498	3,653
Retirements of long-term debt	—	(3,333)	(355)	(3,688)	—	(1,216)	(453)	(1,669)
Proceeds from sale of differential membership interests	—	39	—	39	—	201	—	201
Net change in short-term debt	—	419	76	495	—	(971)	476	(495)
Issuances of common stock	57	—	—	57	415	—	—	415
Dividends on common stock	(945)	—	—	(945)	(836)	—	—	(836)
Other - net	(79)	312	(278)	(45)	(86)	569	(647)	(164)
Net cash provided by (used in) financing activities	(967)	683	441	157	(507)	1,738	(126)	1,105
Net increase (decrease) in cash and cash equivalents	1	37	9	47	(1)	217	13	229
Cash and cash equivalents at beginning of period	—	418	20	438	2	287	40	329
Cash and cash equivalents at end of period	$1	$455	$29	$485	$1	$504	$53	$558
————————————

(a)	Represents FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves approximately 4.7 million customer accounts in Florida and is one of the largest rate-regulated electric utilities in the U.S., and NEER, which together with affiliated entities is the largest generator in North America of renewable energy from the wind and sun.  The table below presents NEE’s net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE by reportable segment - FPL, NEER and Corporate and Other, which is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as other income and expense items, including interest expense, income taxes and eliminating entries (see Note 11 for additional segment information, including reported results from continuing operations).  The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2013 Form 10-K.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussions, all comparisons are with the corresponding items in the prior year period.

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share, assuming dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share, assuming dilution
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(millions)				(millions)
FPL	$462	$422	$1.05	$0.99	$1,231	$1,101	$2.80	$2.59
NEER(a)	204	281	0.46	0.66	371	470	0.84	1.11
Corporate and Other	(6)	(5)	(0.01)	(0.01)	(21)	10	(0.04)	0.02
NEE	$660	$698	$1.50	$1.64	$1,581	$1,581	$3.60	$3.72
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

NEE, through NEER, formed NEP to own, operate and acquire contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NEP OpCo.  On July 1, 2014, NEP closed its IPO as further described in Note 1 - Basis of Presentation.  In October 2014, indirect subsidiaries of NEP entered into agreements to expand NEP's portfolio through two project acquisitions from NEER that are expected to close in the first quarter of 2015. The projects, both currently under construction, consist of an approximately 250 MW wind facility located in Texas and an approximately 20 MW solar facility located in California.

Adjusted Earnings

NEE prepares its financial statements under generally accepted accounting principles in the U.S. (GAAP).  However, management uses earnings excluding certain items (adjusted earnings), a non-GAAP financial measure, internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as an input in determining performance-based compensation under NEE’s employee incentive compensation plans.  NEE also uses adjusted earnings when communicating its financial results and earnings outlook to analysts and investors.  NEE’s management believes adjusted earnings provides a more meaningful representation of the company’s fundamental earnings power.  Although the excluded amounts are properly included in the determination of net income under GAAP, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing.  Adjusted earnings do not represent a substitute for net income, as prepared under GAAP.

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

During the nine months ended September 30, 2013, an after-tax gain from discontinued operations of $231 million was recorded in NEE's condensed consolidated statements of income related to the March 2013 hydro sale.  See Note 6. In addition, during the nine months ended September 30, 2013, NEER recorded an after-tax loss of $43 million associated with the decision to pursue the sale of Maine fossil.  During the nine months ended September 30, 2014, NEER decided not to pursue the sale of Maine fossil and recorded an after-tax gain of $12 million to increase Maine fossil's carrying value to its estimated fair value.  See Note 4 - Nonrecurring Fair Value Measurements.  During the nine months ended September 30, 2013, NEER recorded an impairment of $300 million and other related charges ($342 million after-tax) related to the Spain solar projects in NEE's condensed consolidated statements of income.  See Note 4 - Nonrecurring Fair Value Measurements and Note 10 - Spain Solar Projects. In order to make period to period comparisons more meaningful, adjusted earnings also exclude the after-tax gain from discontinued operations, the after-tax gain (loss) associated with Maine fossil, the after-tax charges associated with the impairment of the Spain solar projects and the after-tax operating results associated with the Spain solar projects.

The following table provides details of the adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions)
Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity(a)	$(10)	$76	$(283)	$15
Income (loss) from OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals(b)	$(4)	$—	$(1)	$1
After-tax gain from discontinued operations(c)	$—	$—	$—	$231
After-tax gain (loss) associated with Maine fossil(d)	$—	$—	$12	$(43)
After-tax charges recorded by NEER associated with the impairment of the Spain solar projects	$—	$—	$—	$(342)
After-tax operating results of NEER's Spain solar projects	$(14)	$15	$(22)	$15
____________________

(a)
For the three and nine months ended September 30, 2014, approximately $11 million and $274 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. For the three and nine months ended September 30, 2013, all of the gains reported are included in NEER's net income.

(b)
For the three and nine months ended September 30, 2014, approximately $2 million of losses and $1 million of income, respectively, are included in NEER's net income; the balance is included in Corporate and Other. For the nine months ended September 30, 2013, all of the gains reported are included in NEER's net income.

(c)	For the nine months ended September 30, 2013, $216 million of the gain is included in NEER's net income; the balance is included in Corporate and Other.

(d)
For the nine months ended September 30, 2014, the gain is included in NEER's net income.  For the nine months ended September 30, 2013, $41 million of the loss is included in NEER's net income; the balance is included in Corporate and Other.

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices and interest rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended September 30, 2014 was lower than the prior period by $38 million, reflecting lower results at NEER, partly offset by higher results at FPL.  Net income attributable to NEE for the nine months ended September 30, 2014 was flat compared to the prior period, reflecting higher results at FPL, offset by lower results at NEER and Corporate and Other.

FPL's increase in net income for the three and nine months ended September 30, 2014 was primarily driven by continued investments in plant in service while earning an 11.41% return on common equity as determined for regulatory purposes (regulatory ROE) on its retail rate base.

NEER's net income less net income attributable to noncontrolling interests decreased $77 million and $99 million, respectively, for the three and nine months ended September 30, 2014 reflecting net unrealized losses from non-qualifying hedge activity compared to gains on such hedges in the prior year periods and losses on the Spain solar projects primarily related to an operating revenue adjustment discussed below (approximately $14 million after tax), partly offset by earnings from new investments. NEER's net income less net income attributable to noncontrolling interests for the nine months ended September 30, 2014 also reflects the absence of both the $216 million after-tax gain from discontinued operations and the $342 million of after-tax charges associated with the impairment of the Spain solar projects, both recorded in the prior year period, as well as the $67 million of NEP-related charge and costs described below.

Corporate and Other's results decreased for the nine months ended September 30, 2014 primarily due to higher investment losses and consolidating tax adjustments.

NEE's effective income tax rates for the three months ended September 30, 2014 and 2013 were approximately 30% and 30%, respectively.  NEE's effective income tax rates for the nine months ended September 30, 2014 and 2013 were approximately 31% and 33%, respectively.  The rates for all periods reflect the benefit of PTCs for wind projects at NEER and deferred income tax benefits associated with convertible ITCs under the Recovery Act.  PTCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income.  The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off.  PTCs for the three months ended September 30, 2014 and 2013 were approximately $34 million and $36 million, respectively, and $132 million and $161 million for the comparable nine-month periods.  Deferred income tax benefits associated with convertible ITCs for the three months ended September 30, 2014 and 2013 were approximately $27 million and $29 million, respectively, and $50 million and $62 million for the comparable nine-month periods.  In addition, the rates for the nine months ended September 30, 2014 reflect a noncash income tax charge of approximately $45 million associated with structuring Canadian assets and for the nine months ended September 30, 2013 reflect the establishment of a full valuation allowance during the first quarter of 2013 of approximately $132 million on the deferred tax assets associated with the Spain solar projects.  See Note 4 - Nonrecurring Fair Value Measurements and Note 5.

FPL:  Results of Operations

FPL’s net income for the three months ended September 30, 2014 and 2013 was $462 million and $422 million, respectively, representing an increase of $40 million.  FPL’s net income for the nine months ended September 30, 2014 and 2013 was $1,231 million and $1,101 million, respectively, representing an increase of $130 million.

The use of reserve amortization is permitted by a January 2013 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations provided in the 2012 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of other operations and maintenance (O&M) expenses, depreciation and amortization, interest and tax expenses.  The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, the equity component of AFUDC (AFUDC - equity) and costs not allowed to be recovered from customers by the FPSC.  During the three months ended September 30, 2014, FPL recorded the reversal of reserve amortization of $131 million, in effect reversing all of the reserve amortization previously recorded in 2014. During the three and nine months ended September 30, 2013, FPL recorded the reversal of reserve amortization of $10 million and reserve amortization of $208 million, respectively.

FPL's regulatory ROE for the twelve months ended September 30, 2014 was 11.41% compared to 11.07% in the prior year period.  The 2014 regulatory ROE reflects approximately $11 million of after-tax charges recorded over the past twelve months associated with an initiative focused mainly on improving productivity and reducing O&M expenses (cost savings initiative).  The regulatory ROE for the comparable period in 2013 included approximately $19 million of such after-tax charges. These charges were not offset by additional reserve amortization.  Excluding the impact of these charges, FPL's regulatory ROE would have been 11.50%, which is FPL's targeted regulatory ROE for 2014.  The $40 million and $130 million increase in FPL's net income for the three and nine months ended September 30, 2014, respectively, was primarily driven by:

•
higher earnings on investment in plant in service of $22 million and $78 million, respectively.  Investment in plant in service grew FPL's average retail rate base for the three and nine months ended September 30, 2014 by approximately $2.3 billion and $2.4 billion, respectively, when compared to the same periods last year, reflecting, among other things, the generation power uprates at FPL's nuclear units, the modernized Cape Canaveral and Riviera Beach power plants and ongoing transmission and distribution additions,

•	growth in wholesale services provided which increased earnings by $16 million and $30 million, respectively, and

•
for the nine months ended September 30, 2014, higher earnings of approximately $29 million related to the increase in the targeted regulatory ROE from 11.25% to 11.50% implemented in the first quarter of 2014, partly offset by,

•
lower cost recovery clause results of $6 million and $22 million, respectively, primarily due to the transfer of new nuclear capacity to retail rate base as discussed below under Retail Base and Cost Recovery Clauses.

FPL's operating revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions)
Retail base	$1,571	$1,429	$4,097	$3,739
Fuel cost recovery	1,117	976	2,973	2,523
Net recognition of previously deferred retail fuel revenues	—	—	—	44
Other cost recovery clauses and pass-through costs, net of any deferrals	507	542	1,348	1,389
Other, primarily wholesale and transmission sales, customer-related fees and pole attachment rentals	120	73	321	210
Total	$3,315	$3,020	$8,739	$7,905

Retail Base

Retail base revenues increased approximately $104 million and $281 million during the three and nine months ended September 30, 2014, respectively, related to plant capacity additions reflecting new nuclear capacity of approximately 125 MW which was placed in service in 2013 but not included in base rates until 2014, the modernization of the Riviera Beach power plant which was placed in service on April 1, 2014 and, for the nine months ended September 30, 2014, the modernization of the Cape Canaveral power plant which was placed in service in April 2013. The annualized effect of the retail base rate increase for the Riviera Beach power plant is approximately $234 million.

Retail Customer Usage and Growth
For the three and nine months ended September 30, 2014, FPL experienced a 1.3% and 1.0% increase, respectively, in average usage per retail customer and a 1.8% and 1.9% increase, respectively, in the average number of customer accounts, which collectively, together with other factors, increased revenues by approximately $38 million and $77 million, respectively.  Weather conditions and an improvement in the Florida economy contributed to the increased revenues for both periods.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs.  Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to nuclear capacity, solar and environmental projects.  For the three months ended September 30, 2014 and 2013, cost recovery clauses contributed approximately $23 million and $29 million, respectively, to FPL’s net income; the amounts for the nine months ended September 30, 2014 and 2013 were $63 million and $85 million, respectively.  The decrease is primarily as a result of the collection in 2014 of retail base revenues related to new nuclear capacity which was placed in service in 2013 (see Retail Base above).  Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the condensed consolidated statements of income, as well as by changes in energy sales.  Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service and is recovered in base rates, pre-construction costs associated with the development of two additional nuclear units at the Turkey Point site and changes in energy sales.  Capacity charges are included in fuel, purchased power and interchange expense and franchise fee costs are included in taxes other than income taxes and other in the condensed consolidated statements of income.  The increase in fuel cost recovery revenues for the three and nine months ended September 30, 2014 is primarily due to a higher average fuel factor of $102 million and $240 million, respectively, and higher energy sales of $58 million and $153 million, respectively.  In addition, lower gas sales associated with an incentive mechanism allowed under the 2012 rate agreement (incentive gas sales) and lower interchange power sales decreased fuel cost recovery revenues by approximately $19 million for the three months ended September 30, 2014.  Higher interchange power sales, along with higher incentive gas sales, increased fuel cost recovery revenues by approximately $57 million for the nine months ended September 30, 2014.

Other

The increase in other revenues for the three and nine months ended September 30, 2014 primarily reflects higher wholesale revenues of approximately $41 million and $98 million, respectively, associated with an increase in contracted load served under existing contracts.

2012 Rate Agreement

In August 2014, the Florida Supreme Court affirmed the FPSC’s January 2013 final order approving the 2012 rate agreement which had been appealed by the State of Florida Office of Public Counsel (OPC).

Other Items Impacting FPL's Condensed Consolidated Statements of Income

Fuel, Purchased Power and Interchange Expense
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions)
Fuel and energy charges during the period	$1,102	$987	$3,097	$2,668
Net recognition of previously deferred retail fuel costs	5	—	—	—
Net deferral of retail fuel costs	—	(16)	(140)	(107)
Other, primarily capacity charges, net of any capacity deferral	148	170	410	418
Total	$1,255	$1,141	$3,367	$2,979

The increase in fuel and energy charges for the three and nine months ended September 30, 2014 reflects approximately $56 million and $202 million of higher fuel and energy prices and $68 million and $178 million related to higher energy sales, respectively.  Fuel and energy charges also reflect a decrease of $9 million and an increase of $49 million related to incentive gas sales for the three and nine months ended September 30, 2014, respectively. Other, primarily capacity charges, net of any capacity deferral decreased by $22 million and $8 million for the three and nine months ended September 30, 2014, respectively, reflecting lower capacity charges related to new nuclear capacity which was placed in service in 2013 and recovered through base rates in 2014.

O&M Expenses
FPL's O&M expenses decreased $29 million for the three months ended September 30, 2014 primarily due to lower implementation expenses related to the costs savings initiative of approximately $24 million.  FPL's O&M expenses decreased $68 million for the nine months ended September 30, 2014 primarily due to lower implementation expenses related to the costs savings initiative of approximately $34 million, as well as realized cost savings from this initiative.  In addition, for the nine months ended September 30, 2014, O&M expenses reflected lower expenses recoverable through cost recovery clauses, which do not have a significant impact on net income.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions)
Reserve reversal (amortization) recorded under the 2012 rate agreement	$131	$10	$—	$(208)
Other depreciation and amortization recovered under base rates	305	279	903	824
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	53	62	143	164
Total	$489	$351	$1,046	$780

The reserve amortization, or reversal of such amortization, recorded for all periods presented reflects adjustments to the depreciation and fossil dismantlement reserve provided under the 2012 rate agreement; at September 30, 2014, approximately $245 million of this reserve remains available for future amortization.  Reserve amortization is recorded as a reduction of regulatory liabilities - accrued asset removal costs on the condensed consolidated balance sheets.  For the three months ended September 30, 2014 and 2013, reserve amortization was reversed to achieve the targeted retail regulatory ROE.  The change in reserve reversal (amortization) recorded in the current year periods compared to amounts recorded in the prior year periods is primarily due to additional base revenues collected in 2014. The increase in other depreciation and amortization expense recovered under base rates for the three and nine months ended September 30, 2014 is primarily due to higher plant in service balances.  The decrease in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization for the three and nine months ended September 30, 2014 is primarily due to recoveries of prior year investment under the FPSC's nuclear cost recovery rule.

Taxes Other Than Income Taxes and Other
Taxes other than income taxes and other increased approximately $16 million for the three months ended September 30, 2014, primarily due to higher franchise and revenue taxes, neither of which impact net income, as well as higher property taxes reflecting growth in plant in service balances.  Taxes other than income taxes and other increased approximately $45 million for the nine months ended September 30, 2014, primarily due to higher franchise and revenue taxes, neither of which impact net income, as well as higher property taxes reflecting growth in plant in service balances, partly offset by lower payroll taxes.

Interest Expense
The increase in interest expense for the three and nine months ended September 30, 2014 reflects higher average interest rates related to higher fixed rate debt balances and a lower debt component of AFUDC (AFUDC - debt).  The change in AFUDC - debt is due to the same factors as described below in AFUDC - equity.

AFUDC - Equity
The decrease in AFUDC - equity for the three and nine months ended September 30, 2014 is primarily due to lower AFUDC - equity associated with the Riviera Beach power plant which was placed in service in April 2014 and, for the nine months ended September 30, 2014, the Cape Canaveral power plant which was placed in service in April 2013, partly offset by additional AFUDC - equity recorded on construction expenditures associated with the Port Everglades modernization project.

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

NEER: Results of Operations

NEER’s net income less net income attributable to noncontrolling interests for the three months ended September 30, 2014 and 2013 was $204 million and $281 million, respectively, representing a decrease of $77 million.  NEER’s net income less net income attributable to noncontrolling interests for the nine months ended September 30, 2014 and 2013 was $371 million and $470 million, respectively, representing a decrease of $99 million.  The primary drivers, on an after-tax basis, of the change are in the following table.

	Increase (Decrease) From Prior Period
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(millions)
New investments(a)	$41	$87
Existing assets(a)	6	48
Gas infrastructure(b)	(11)	(11)
Customer supply and proprietary power and gas trading(b)	12	(8)
Asset sales	—	29
NEP-related charge and costs	—	(67)
Interest expense, differential membership costs and other	(7)	(30)
Change in unrealized mark-to-market non-qualifying hedge activity(c)(d)	(87)	(289)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	(2)	—
Gain on 2013 discontinued operations(e)	—	(216)
Change in Maine fossil gain/loss(f)	—	53
Charges associated with the 2013 impairment of the Spain solar projects(f)	—	342
Operating results of the Spain solar projects(f)	(29)	(37)
Decrease in net income less net income attributable to noncontrolling interests	$(77)	$(99)
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

(b)	Excludes allocation of interest expense or corporate general and administrative expenses.

(c)	See Note 3 and Overview - Adjusted Earnings related to derivative instruments.

(d)	See table in Overview - Adjusted Earnings for additional detail.

(e)	See Note 6 and Overview - Adjusted Earnings for additional information.

(f)	See Note 4 - Nonrecurring Fair Value Measurements and Overview - Adjusted Earnings for additional information.

New Investments

Results from new investments for the three months ended September 30, 2014 increased primarily due to:

•	the addition of approximately 781 MW of wind generation and 545 MW of solar generation during or after the three months ended September 30, 2013, and

•	higher deferred income tax and other benefits associated with ITCs of $10 million, partly offset by,

•	lower deferred income tax and other benefits associated with convertible ITCs of $4 million.

Results from new investments for the nine months ended September 30, 2014 increased primarily due to:

•	the addition of approximately 781 MW of wind generation and 545 MW of solar generation during or after the nine months ended September 30, 2013, and

•	higher deferred income tax and other benefits associated with ITCs of $19 million, partly offset by,

•	lower deferred income tax and other benefits associated with convertible ITCs of $15 million.

Existing Assets

Results from NEER's existing asset portfolio for the three months ended September 30, 2014 increased primarily due to:

•	higher results from wind assets of $12 million reflecting increased availability and stronger wind resource, favorable pricing and lower operating expenses, partly offset by PTC roll off, and

•	higher results of $5 million from merchant assets in the Electric Reliability Council of Texas (ERCOT) region due to favorable market conditions, partly offset by,

•	lower results from the nuclear assets of approximately $12 million primarily due to lower pricing.

Results from NEER's existing asset portfolio for the nine months ended September 30, 2014 increased primarily due to:

•	higher results from wind assets of approximately $30 million reflecting stronger wind resource, lower operating costs and favorable pricing, partly offset by PTC roll off,

•	increased results of $15 million from merchant assets in the ERCOT region primarily due to favorable market conditions, and

•	increased results of $13 million at Maine fossil due to additional generation and favorable pricing related to extreme winter weather, partly offset by,

•	lower results from the nuclear assets of approximately $14 million reflecting a scheduled outage in 2014 and lower pricing, partly offset by higher nuclear decommissioning gains, and

•	lower results of $14 million due to the absence of the hydro assets which were sold in the first quarter of 2013.

Gas Infrastructure

The decrease in gas infrastructure results for the three and nine months ended September 30, 2014 is primarily due to increased depreciation expense primarily related to higher depletion rates.

Customer Supply and Proprietary Power and Gas Trading

Results from customer supply and proprietary power and gas trading increased for the three months ended September 30, 2014 primarily due to higher full requirements results offset by lower gas trading results.  Results from customer supply and proprietary power and gas trading decreased for the nine months ended September 30, 2014 primarily due to lower results in the customer supply business reflecting the impact of extreme winter weather and market conditions in the Northeast on the full requirements business in the first quarter of 2014, partly offset by gains on gas purchase contracts and higher power and gas trading results.

Asset Sales

During the nine months ended September 30, 2014, NEER recorded an after-tax gain of approximately $14 million on the second quarter sale of a 75 MW wind project that became operational in the first quarter of 2014 and gains of approximately $15 million on the sale of investments in certain wells in the gas infrastructure business.

NEP-related Charge and Costs

For the nine months ended September 30, 2014, NEER's results reflect an approximately $45 million noncash income tax charge associated with structuring Canadian assets and $22 million in NEP IPO transaction costs.

Interest Expense, Differential Membership Costs and Other

For the three and nine months ended September 30, 2014, interest expense, differential membership costs and other reflects higher borrowing and other costs to support the growth of the business, partly offset by favorable income tax benefits.

Other Factors

Supplemental to the primary drivers of the changes in NEER's net income less net income attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended September 30, 2014 decreased $39 million primarily due to:

•
lower unrealized mark-to-market gains from non-qualifying hedges ($1 million for the three months ended September 30, 2014 compared to $94 million of gains on such hedges for the comparable period in 2013), and

•
lower revenues from existing assets of $57 million primarily due to lower contracted revenues on Duane Arnold and the Spain solar projects including a $19 million reduction in revenue recorded in 2014 related to 2013 revenues (see Note 10 - Spain Solar Projects), partly offset by,

•	higher revenues from new investments of approximately $74 million, and

•	higher revenues from the customer supply business of $43 million.

Operating revenues for the nine months ended September 30, 2014 decreased $31 million primarily due to:

•
higher unrealized mark-to-market losses from non-qualifying hedges ($367 million for the nine months ended September 30, 2014 compared to $13 million of losses on such hedges for the comparable period in 2013), partly offset by,

•	higher revenues from new investments of approximately $214 million,

•
higher revenues from existing assets primarily due to higher wind generation due to increased availability and stronger wind resource and higher revenues in the ERCOT region primarily due to favorable market conditions, partly offset by lower revenues in the NEPOOL region reflecting a scheduled outage at Seabrook and lower revenues for other contracted assets (collectively, $64 million), and

•
higher revenues from the customer supply business ($80 million) primarily reflecting favorable pricing and new customers, partly offset by lower full requirements business revenues ($24 million) primarily due to extreme winter weather.

Operating Expenses
Operating expenses for the three months ended September 30, 2014 increased $31 million primarily due to:

•	higher operating expenses associated with new investments of approximately $27 million,

•	higher depreciation expense associated with the gas infrastructure business of $17 million primarily related to higher depletion rates, and

•	the absence of $19 million of unrealized mark-to-market gains from non-qualifying hedges recorded in 2013, partly offset by,

•
lower other operating expenses reflecting the reimbursement by a vendor of certain O&M-related costs, as well as the absence of implementation costs recorded in 2013 related to the cost savings initiative.

Operating expenses for the nine months ended September 30, 2014 decreased $78 million primarily due to:

•	the absence of a $300 million impairment charge in 2013 related to the Spain solar projects,

•
gains of approximately $22 million on the sale of investments in certain wells in the gas infrastructure business (included in taxes other than income taxes and other on NEE's condensed consolidated statements of income), and

•
lower other operating expenses reflecting the reimbursement by a vendor of certain O&M-related costs, as well as the absence of implementation costs recorded in 2013 related to the cost savings initiative, partly offset by higher NEP-related expenses, partly offset by,

•	higher fuel expense of approximately $167 million primarily in the ERCOT region and the customer supply business, and

•	higher operating expenses associated with new investments of approximately $90 million.

Interest Expense
NEER’s interest expense for the three and nine months ended September 30, 2014 increased $31 million and $122 million, respectively, primarily due to higher average debt balances.  In addition, NEER’s interest expense for the three and nine months ended September 30, 2014 reflects a $16 million and $51 million, respectively, unfavorable change in the fair value of cash flow hedges related to interest rate swaps for which hedge accounting was discontinued in the second quarter of 2013 (see Note 3 and Overview - Adjusted Earnings), compared to $3 million and $14 million for the comparable periods in 2013.  Also, interest expense for the nine months ended September 30, 2014 includes approximately $43 million compared to $14 million in the comparable period in 2013 associated with the Spain solar projects, primarily due to the cessation of capitalizing interest after the project was placed in service in June 2013.

Benefits Associated with Differential Membership Interests - Net
Benefits associated with differential membership interests - net for all periods presented reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind project, net of associated costs.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased by $18 million and $34 million for the three and nine months ended September 30, 2014, respectively, when compared to the prior-year periods. The increase primarily relates to NEER's 50% equity investment in a 550 MW solar project that commenced partial operations at the end of 2013 with full operations expected by the end of 2014.

Gains on Disposal of Assets - Net
Gains on disposal of assets - net for the three and nine months ended September 30, 2014 and 2013 primarily reflect gains on sales of securities held in NEER's nuclear decommissioning funds and, for these respective periods, include approximately $1 million, $9 million, $2 million and $13 million of OTTI reversals. In addition, the nine months ended September 30, 2014 also reflect a $23 million gain on the sale of a 75 MW wind project.

Tax Credits and Benefits
PTCs from NEER’s wind projects are reflected in NEER’s earnings.  PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes.  A portion of the PTCs have been allocated to investors in connection with sales of differential membership interests.  Also see Summary above and Note 5 for a discussion of PTCs, deferred income tax benefits associated with convertible ITCs and other income tax-related charges, as well as benefits associated with differential membership interests - net above.

Major Capital Projects

During the nine months ended September 30, 2014, NEER brought into service approximately 275 MW of new U.S. wind generation (75 MW of which was sold to a third party), 195 MW of new Canadian wind generation and 250 MW of new U.S. solar generation.  NEER now expects to add approximately 2,500 MW in new U.S. wind projects for the 2013 to 2015 period, approximately 640 MW in new Canadian wind projects for the 2013 to 2016 period and 1,600 MW to 1,800 MW of new U.S. solar projects for the 2013 to 2016 period.

Corporate and Other: Results of Operations

Corporate and Other is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as corporate interest income and expenses.  Corporate and Other allocates a portion of NEECH's corporate interest expense and shared service costs to NEER.  Interest expense is allocated based on a deemed capital structure of 70% debt and, for purposes of allocating NEECH's corporate interest expense, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt.  Each subsidiary’s income taxes are calculated based on the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits.  Any remaining consolidated income tax benefits or expenses are recorded at Corporate and Other.  The major components of Corporate and Other’s results, on an after-tax basis, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions)
Interest expense, net of allocations to NEER	$(23)	$(29)	$(74)	$(87)
Interest income	8	8	24	24
Federal and state income tax benefits (expenses)	(1)	7	(2)	26
Other	10	9	31	47
Net income (loss)	$(6)	$(5)	$(21)	$10

The decrease in interest expense, net of allocations to NEER, for the three and nine months ended September 30, 2014 primarily relates to a larger allocation of interest costs to NEER reflecting a need for additional capital at NEER.  The federal and state income tax benefits (expenses) for all periods presented reflect consolidating income tax adjustments and, for the nine months ended September 30, 2013, includes a $15 million income tax benefit recorded as a gain from discontinued operations, net of federal income taxes (see Overview - Adjusted Earnings and Note 6).  Other includes all other corporate income and expenses, as well as other business activities.  The decrease for the nine months ended September 30, 2014 primarily reflects higher investment losses recorded in 2014.

In September 2014, the Public Utility Commission of Texas approved a stipulation and settlement between Lone Star and all intervenors relating to Lone Star’s base rate petition.  The stipulation and settlement provides for an annual revenue requirement of approximately $102 million based on a $694 million rate base, a regulatory equity ratio of 45%, an allowed regulatory ROE of 9.6% and certain operating expenses.

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

Cash Flows

Sources and uses of NEE's and FPL's cash for the nine months ended September 30, 2014 and 2013 were as follows:

	NEE		FPL
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions)
Sources of cash:
Cash flows from operating activities	$3,968	$3,390	$2,869	$2,792
Long-term borrowings and change in loan proceeds restricted for construction	4,226	3,898	998	498
Proceeds from the sale of differential membership interests	39	201	—	—
Sale of independent power investments	307	—	—	—
Capital contribution from NEE	—	—	100	—
Cash grants under the Recovery Act	321	170	—	—
Issuances of common stock - net	57	415	—	—
Net increase in short-term debt	495	—	76	475
Proceeds from the sale of a noncontrolling interest in subsidiaries	438	—	—	—
Other sources - net	62	49	36	34
Total sources of cash	9,913	8,123	4,079	3,799
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(5,058)	(4,659)	(2,364)	(2,209)
Retirements of long-term debt	(3,688)	(1,669)	(355)	(453)
Net decrease in short-term debt	—	(495)	—	—
Dividends	(945)	(836)	(1,300)	(1,070)
Payments to differential membership investors	(53)	(47)	—	—
Other uses - net	(122)	(188)	(50)	(53)
Total uses of cash	(9,866)	(7,894)	(4,069)	(3,785)
Net increase in cash and cash equivalents	$47	$229	$10	$14

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generating facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects.  The following table provides a summary of the major capital investments for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
	(millions)
FPL:
Generation:
New	$575	$778
Existing	676	424
Transmission and distribution	860	634
Nuclear fuel	129	116
General and other	96	115
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	28	142
Total	2,364	2,209
NEER:
Wind	1,496	864
Solar	369	689
Nuclear, including nuclear fuel	203	172
Other	511	603
Total	2,579	2,328
Corporate and Other	115	122
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$5,058	$4,659

Liquidity

At September 30, 2014, NEE's total net available liquidity was approximately $6.7 billion, of which FPL's portion was approximately $3.0 billion.  The table below provides the components of FPL's and NEECH's net available liquidity at September 30, 2014:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,000	$4,850	$7,850	(b)	(b)
Less letters of credit	(3)	(668)	(671)
	2,997	4,182	7,179

Revolving credit facility	235	—	235	2015
Less borrowings	—	—	—
	235	—	235

Letter of credit facilities(c)	—	250	250		(d)
Less letters of credit	—	(235)	(235)
	—	15	15

Subtotal	3,232	4,197	7,429

Cash and cash equivalents	29	455	484
Less commercial paper and short-term debt	(280)	(905)	(1,185)
Net available liquidity	$2,981	$3,747	$6,728
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

(b)	$500 million of FPL's and $750 million of NEECH's bank revolving line of credit facilities expire in 2016; essentially all of the remaining facilities at each of FPL and NEECH expire in 2019.

(c)	Only available for the issuance of letters of credit.

(d)
$200 million of the letter of credit facilities expires in 2017; the remaining facility was due to expire in 2015. In October 2014, the letter of credit facilities were increased by a total of $200 million and the expiration date for the facility expiring in 2015 was extended to 2017.

In addition, a NEER subsidiary has five variable rate Canadian revolving credit agreements with an original capacity totaling C$1,150 million and expiration dates ranging from January 2015 to 2016.  These facilities are available for general corporate purposes; however, the current intent is to use these facilities for the purchase, development, construction and/or operation of Canadian renewable generating assets.  In order to borrow or issue letters of credit under the terms of these agreements, among other things, NEE is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio.  These agreements also contain certain covenants and default and related acceleration provisions relating to, among other things, failure of NEE to maintain a ratio of funded debt to total capitalization at or below the specified ratio.  The payment obligations under these agreements are ultimately guaranteed by NEE.  As of September 30, 2014, approximately $182 million of capacity remained available.

In connection with the closing of the NEP IPO on July 1, 2014, NEP OpCo, an indirect majority-owned subsidiary of NEER, and NEP OpCo's direct subsidiaries (Loan Parties) entered into a $250 million variable rate, senior secured revolving credit facility that expires in July 2019. NEP OpCo, through its indirect subsidiaries, owns wind and solar generating facilities with a total generating capability of approximately 990 MW. The revolving credit facility includes borrowing capacity for letters of credit and incremental commitments to increase the revolving credit facility to up to $1 billion in the aggregate, subject to certain conditions.  Borrowings under the revolving credit facility can be used by the Loan Parties to fund working capital and expansion projects, to make acquisitions and for general business purposes.  The revolving credit facility is secured by liens on certain of the assets of NEP OpCo, and certain other assets of, and the ownership interest in, one of its direct subsidiaries.  The revolving credit facility contains default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the revolving credit facility and related documents.  Additionally, NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants on a quarterly basis and NEP OpCo's ability to pay cash distributions is subject to certain other restrictions.  All borrowings under the revolving credit facility are guaranteed by NEP OpCo and NEP, and must be repaid by the end of the revolving credit term.  As of November 7, 2014, there were no amounts drawn under the revolving credit facility.

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

At September 30, 2014, NEE had approximately $1.0 billion of standby letters of credit ($3 million for FPL), approximately $187 million of surety bonds ($31 million for FPL) and approximately $10.6 billion notional amount of guarantees and indemnifications ($25 million for FPL), of which approximately $6.7 billion of letters of credit, guarantees and indemnifications ($6 million for FPL) have expiration dates within the next five years.

Each of NEE and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds, guarantees and indemnifications.  Accordingly, at September 30, 2014, NEE and FPL did not have any liabilities recorded for these letters of credit, surety bonds, guarantees and indemnifications.

Shelf Registration
In August 2012, NEE, NEECH and FPL filed a shelf registration statement with the SEC for an unspecified amount of securities which became effective upon filing.  The amount of securities issuable by the companies is established from time to time by their respective boards of directors.  As of November 7, 2014, securities that may be issued under the registration statement include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities.  As of November 7, 2014, the board-authorized capacity available to issue securities was approximately $6.5 billion for NEE and NEECH (issuable by either or both of them up to such aggregate amount) and $2.5 billion for FPL.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2014 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended September 30, 2014
Fair value of contracts outstanding at June 30, 2014	$295	$193	$72	$560
Reclassification to realized at settlement of contracts	(21)	(2)	(5)	(28)
Net option premium purchases (issuances)	3	—	—	3
Changes in fair value excluding reclassification to realized	56	(11)	(112)	(67)
Fair value of contracts outstanding at September 30, 2014	333	180	(45)	468
Net margin cash collateral paid (received)				(124)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2014	$333	$180	$(45)	$344

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Nine months ended September 30, 2014
Fair value of contracts outstanding at December 31, 2013	$301	$563	$46	$910
Reclassification to realized at settlement of contracts	15	95	(126)	(16)
Inception value of new contracts	(21)	—	—	(21)
Net option premium purchases (issuances)	(59)	2	—	(57)
Changes in fair value excluding reclassification to realized	97	(480)	35	(348)
Fair value of contracts outstanding at September 30, 2014	333	180	(45)	468
Net margin cash collateral paid (received)				(124)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2014	$333	$180	$(45)	$344

NEE's total mark-to-market energy contract net assets at September 30, 2014 shown above are included on the condensed consolidated balance sheets as follows:

September 30, 2014
(millions)
Current derivative assets	$526
Noncurrent derivative assets	813
Current derivative liabilities	(561)
Noncurrent derivative liabilities	(434)
NEE's total mark-to-market energy contract net assets	$344

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2014 were as follows:

	Maturity
	2014	2015	2016	2017	2018	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(8)	$72	$(12)	$(7)	$—	$—	$45
Significant other observable inputs	34	72	75	53	6	9	249
Significant unobservable inputs	24	1	20	19	(8)	(17)	39
Total	50	145	83	65	(2)	(8)	333
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	1	6	—	(1)	—	1	7
Significant other observable inputs	(29)	(98)	(37)	(24)	6	50	(132)
Significant unobservable inputs	24	19	32	29	28	173	305
Total	(4)	(73)	(5)	4	34	224	180
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	2	(47)	—	—	—	—	(45)
Significant unobservable inputs	(1)	1	—	—	—	—	—
Total	1	(46)	—	—	—	—	(45)
Total sources of fair value	$47	$26	$78	$69	$32	$216	$468

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2013	$—	$2	$2	$36	$54	$43	$36	$55	$42
September 30, 2014	$—	$1	$1	$40	$33	$25	$40	$34	$23
Average for the nine months ended September 30, 2014	$—	$2	$2	$42	$46	$38	$42	$47	$38
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	September 30, 2014			December 31, 2013
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,969	$1,969	(a)	$2,195	$2,195	(a)
Other investments:
Debt securities	$128	$128	(a)	$113	$113	(a)
Primarily notes receivable	$520	$682	(b)	$531	$627	(b)
Long-term debt, including current maturities	$28,231	$30,080	(c)	$27,728	$28,612	(c)
Interest rate contracts - net unrealized losses	$(191)	$(191)	(d)	$(130)	$(130)	(d)
FPL:
Fixed income securities - special use funds	$1,567	$1,567	(a)	$1,735	$1,735	(a)
Long-term debt, including current maturities	$9,471	$10,763	(c)	$8,829	$9,451	(c)
————————————

(a)	Primarily estimated using quoted market prices for these or similar issues.

(b)	Primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

As of September 30, 2014, NEE had interest rate contracts with a notional amount of approximately $7.2 billion related to long-term debt issuances, of which $2.5 billion are fair value hedges at NEECH that effectively convert fixed-rate debt to a variable-rate instrument.  The remaining $4.7 billion of notional amount of interest rate contracts relate to cash flow hedges to manage exposure to the variability of cash flows associated with variable-rate debt instruments, which primarily relate to NEER debt issuances.  At September 30, 2014, the estimated fair value of NEE's fair value hedges and cash flow hedges was approximately $7 million and $(198) million, respectively.  See Note 3.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $890 million ($516 million for FPL) at September 30, 2014.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities.  For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,675 million and $2,585 million ($1,620 million and $1,538 million for FPL) at September 30, 2014 and December 31, 2013, respectively.  At September 30, 2014, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $241 million ($140 million for FPL) reduction in fair value.  For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance.  As of September 30, 2014, approximately 91% of NEE’s and 95% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of September 30, 2014.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NEE of its common stock during the three months ended September 30, 2014 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
7/1/14 - 7/31/14	—	$—	—	13,274,748
8/1/14 - 8/31/14	2,808	$96.38	—	13,274,748
9/1/14 - 9/30/14	2,437	$95.54	—	13,274,748
Total	5,245	$95.99	—
————————————

(a)
Includes: (1) in August and September 2014, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan and the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP); and (2) in September 2014, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the former LTIP to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 5. Other Information

(a)	None

(b)	None

(c)	Other events

(i)
Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL Sources of Generation - Nuclear Operations - Spent Nuclear Fuel and Item 1. Business - NEE's Operating Subsidiaries - NEER - Generation and Other Operations - NEER Fuel/Technology Mix - Nuclear Facilities in the 2013 Form 10-K.

In August 2014, the NRC issued its Continued Storage of Spent Nuclear Fuel Rule to replace its Waste Confidence Rule which was vacated by the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) in 2012. The new rule supports the NRC's determination that licensees can safely store spent nuclear fuel at nuclear power plants indefinitely. As a result, the NRC lifted its suspension on issuing final licensing decisions on new reactors, reactor license renewals and spent fuel storage facility renewals when the rule became effective in October 2014.  In September 2014, several groups filed a petition with the NRC to suspend final reactor licensing decisions in all open NRC licensing proceedings (including the licensing proceeding for two additional nuclear units at FPL's Turkey Point site and the license renewal proceeding for Seabrook) alleging that the Continued Storage of Spent Nuclear Fuel Rule is deficient.

(ii)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL Sources of Generation - Nuclear Operations - Nuclear Regulatory Developments in the 2013 Form 10-K.

In September 2014, the OPC filed a voluntary dismissal of its appeal to the Florida Supreme Court of the FPSC’s final order regarding, among other things, FPL’s capacity clause recovery of incremental costs associated with new NRC requirements resulting from the lessons learned from the 2011 events in Japan.

(iii)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL Employees in the 2013 Form 10-K.

In August 2014, the International Brotherhood of Electrical Workers approved a new collective bargaining agreement with FPL, which expires on October 31, 2017.

(iv)
Reference is made to Item 1. Business - NEE Environmental Matters - Environmental Regulations - Clean Water Act Section 316(b) in the 2013 Form 10-K and Part II, Item 5. (c)(iii) in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 for NEE and FPL.

During the third quarter of 2014, several groups filed petitions for review of the EPA's final rule under section 316(b) of the Clean Water Act and the U.S. Court of Appeals for the Fourth Circuit will hear the case.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and twenty-third Supplements thereto, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-3545; Exhibit 4(f) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(g) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File No. 2-27612; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated October 10, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated December 13, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated December 20, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated June 5, 2013, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2014, File No. 2-27612; and Exhibit 4 to Form 8-K dated September 10, 2014, File No. 2-27612)
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

Date:	November 7, 2014

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