Form 10-K
period 2014-12-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2015-02-20
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☑
Aggregate market value of the voting and non-voting common equity of NextEra Energy, Inc. held by non-affiliates as of June 30, 2014 (based on the closing market price on the Composite Tape on June 30, 2014) was $44,591,917,850.
There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates as of June 30, 2014.
Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding as of January 31, 2015: 443,453,049
Number of shares of Florida Power & Light Company common stock, without par value, outstanding as of January 31, 2015, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000
DOCUMENTS INCORPORATED BY REFERENCE
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

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC - debt	debt component of allowance for funds used during construction
AFUDC - equity	equity component of allowance for funds used during construction
AOCI	accumulated other comprehensive income
capacity clause	capacity cost recovery clause, as established by the FPSC
CFTC	U.S. Commodity Futures Trading Commission
CO2	carbon dioxide
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly-owned NEECH subsidiary
FPL	Florida Power & Light Company
FPL FiberNet	fiber-optic telecommunications business
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
GHG	greenhouse gas(es)
IPO	initial public offering
ISO	independent system operator
ITC	investment tax credit
kW	kilowatt
kWh	kilowatt-hour(s)
Lone Star	Lone Star Transmission, LLC
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	NextEra Energy Resources, LLC
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NERC	North American Electric Reliability Corporation
NHT	New Hampshire Transmission, LLC
Note __	Note __ to consolidated financial statements
NOx	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PJM	PJM Interconnection, L.L.C.
PMI	NextEra Energy Power Marketing, LLC
Point Beach	Point Beach Nuclear Power Plant
PTC	production tax credit
PUCT	Public Utility Commission of Texas
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
PV	photovoltaic
regulatory ROE	return on common equity as determined for regulatory purposes
RFP	request for proposal
ROE	return on common equity
RPS	renewable portfolio standards
RTO	regional transmission organization
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NEECH subsidiary has a 33% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
U.S.	United States of America
WCEC	FPL's West County Energy Center in western Palm Beach County, Florida

NEE, FPL, NEECH and NEER each has subsidiaries and affiliates with names that may include NextEra Energy, FPL, NextEra Energy Resources, NextEra, FPL Group, FPL Group Capital, FPL Energy, FPLE and similar references. For convenience and simplicity, in this report the terms NEE, FPL, NEECH and NEER are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context.

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

PART I

Item 1. Business

OVERVIEW

NextEra Energy, Inc. (hereafter, NEE), with approximately 44,900 MW of generating capacity, is one of the largest electric power companies in North America with electric generating facilities located in 27 states in the U.S. and 4 provinces in Canada, and employing approximately 13,800 people as of December 31, 2014. NEE provides retail and wholesale electric services to over 5 million customers and owns generation, transmission and distribution facilities to support its services. It also purchases electric power for resale to its customers and provides risk management services related to power and gas consumption related to its own generation assets and for a limited number of wholesale customers in selected markets. NEE is the largest generator in North America of renewable energy from the wind and sun. NEE owns and operates approximately 17% of the installed base of U.S. wind power production capacity and owns and/or operates approximately 11% of the installed base of U.S. utility-scale solar power production capacity as of December 31, 2014. NEE also owns and operates one of the largest fleets of nuclear power stations in the U.S., with eight reactors at five sites located in four states, representing approximately 6% of U.S. nuclear power electric generating capacity as of December 31, 2014. NEE's business strategy has emphasized the development, acquisition and operation of renewable, nuclear and natural gas-fired generation facilities in response to long-term federal policy trends supportive of zero and low air emissions sources of power. NEE's generation fleet has significantly lower rates of emissions of CO2, SO2 and NOx than the average rates of the U.S. electric power industry with approximately 97% of its 2014 generation, measured by MWh produced, coming from renewable, nuclear and natural gas-fired facilities. Certain environmental attributes of the wholesale business' electric generating facilities, such as renewable energy credits (RECs), emissions reductions, offsets, allowances and the avoided emission of GHG pollutants, have been or likely will be sold or transferred to third parties, who are solely entitled to the reporting rights and ownership of the environmental attributes.

NEE was incorporated in 1984 under the laws of Florida and conducts its operations principally through two wholly-owned subsidiaries, Florida Power & Light Company (hereafter, FPL) and NextEra Energy Resources, LLC (hereafter, NEER). NextEra Energy Capital Holdings, Inc. (hereafter, NEECH), another wholly-owned subsidiary of NEE, owns and provides funding for NEER's and NEE's operating subsidiaries, other than FPL and its subsidiaries. NEE's two principal businesses also constitute NEE's reportable segments for financial reporting purposes. During 2014, NEE formed NEP to acquire, manage and own contracted clean energy projects with stable, long-term cash flows. See II. NEER for further discussion of NEP. NEE's and NEER's generating capacity discussed in this combined Form 10-K includes approximately 199 MW associated with noncontrolling interests related to NEP as of December 31, 2014. See Item 2. Properties.

FPL is a rate-regulated electric utility engaged primarily in the generation, transmission, distribution and sale of electric energy in Florida. FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. based on retail MWh sales. FPL is vertically integrated, with approximately 25,100 MW of generating capacity as of December 31, 2014. FPL's investments in its infrastructure since 2001, such as modernizing less-efficient fossil generating plants to produce more energy with less fuel and fewer air emissions, increasing generating capacity at its existing nuclear units and upgrading its transmission and distribution systems to deliver service reliability that is the best of the Florida investor-owned utilities, have provided significant benefits to FPL's customers, all while providing residential and commercial bills that were among the lowest in Florida and below the national average based on a rate per kWh as of July 2014 (the latest date for which this data is available). With approximately 95% of its power generation coming from natural gas, nuclear and solar, FPL is also one of the cleanest electric utilities in the nation. Based on 2014 information, FPL's emissions rates for CO2, SO2 and NOx were 38%, 95% and 73% lower, respectively, than the average rates of the U.S. electric power industry.

NEER, with approximately 19,800 MW of generating capacity at December 31, 2014, is one of the largest wholesale generators of electric power in the U.S., with approximately 19,000 MW of generating capacity across 25 states, and with over 700 MW in 4 Canadian provinces. NEER produces the majority of its electricity from clean and renewable sources, including wind and solar. NEER also provides full energy and capacity requirements services, engages in power and gas marketing and trading activities, participates in natural gas, natural gas liquids and oil production and pipeline infrastructure development and owns a retail electricity provider.

NEECH's other business activities are primarily conducted through NEET and FPL FiberNet. NEET conducts its operations principally through two wholly-owned subsidiaries, Lone Star, a rate-regulated transmission service provider in Texas, and NHT, a rate-regulated transmission owner in New Hampshire. FPL FiberNet delivers wholesale and enterprise telecommunications services in Florida, Texas and certain areas of the South Central U.S. In addition, certain subsidiaries of NEECH are pursuing approvals to move forward with three natural gas pipeline projects.

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

In December 2014, NEE and Hawaiian Electric Industries, Inc. (HEI) announced a proposed merger pursuant to which Hawaiian Electric Company, Inc., HEI's wholly-owned electric utility subsidiary, will become a wholly-owned subsidiary of NEE. The companies are working to complete the merger by the end of 2015. However, completion of the merger and the actual closing date depend upon the satisfaction of a number of conditions, including approval by HEI's shareholders and the receipt of required regulatory approvals. See Note 1 - Proposed Merger for further discussion.

NEE'S OPERATING SUBSIDIARIES

I. FPL

FPL was incorporated under the laws of Florida in 1925 and is a wholly-owned subsidiary of NEE. FPL is a rate-regulated electric utility and is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. based on retail MWh sales. FPL, with 25,092 MW of generating capacity at December 31, 2014, supplies electric service throughout most of the east and lower west coasts of Florida, serving more than 9 million people through approximately 4.7 million customer accounts. At December 31, 2014, FPL's service territory and plant locations are as follows (see Item 2. Properties - Generating Facilities):

FRANCHISE AGREEMENTS AND COMPETITION

FPL's service to its retail customers is provided primarily under franchise agreements negotiated with municipalities or counties. Alternatively, municipalities and counties may form their own utility companies to provide service to their residents. In a very few cases, an FPL franchise agreement provides the respective municipality the right to buy the electrical assets serving local residents at the end of the agreement. However, during the term of a franchise agreement, which is typically 30 years, the municipality or county agrees not to form its own utility, and FPL has the right to offer electric service to residents. FPL currently holds 177 franchise agreements with various municipalities and counties in Florida with varying expiration dates through 2044. One of these franchise agreements expires in 2015, three expire in 2016 and 173 expire during the period 2017 through 2044. These franchise agreements cover approximately 86% of FPL's retail customer base in Florida. Negotiations are ongoing to renew the franchise agreements that expire in 2015 and 2016. FPL considers its franchises to be adequate for the conduct of its business. FPL also provides service to 12 other municipalities and to 22 unincorporated areas within its service area without franchise agreements pursuant to the general obligation to serve as a public utility. FPL relies upon Florida law for access to public rights of way.

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

In addition to self-generation by residential, commercial and industrial customers, FPL also faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources. In each of 2014, 2013 and 2012, operating revenues from wholesale and industrial customers combined represented approximately 5%, 3% and 3%, respectively, of FPL's total operating revenues.

The FPSC promotes cost competitiveness in the building of new steam and solar generating capacity of 75 MW or greater by requiring investor-owned electric utilities, including FPL, to issue an RFP except when the FPSC determines that an exception from the RFP process is in the public interest. The RFP process allows independent power producers and others to bid to supply the new generating capacity. If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generating capacity of the type proposed, the investor-owned electric utility would seek to negotiate a purchased power agreement with the selected bidder and request that the FPSC approve the terms of the purchased power agreement and, if appropriate, provide the required authorization for the construction of the bidder's generating capacity. In January 2015, FPL announced plans to issue an RFP during the first quarter of 2015 for a new natural gas-fired combined-cycle unit in Okeechobee County, Florida.

New nuclear power plants are exempt from the RFP requirement. See FPL Sources of Generation - Nuclear Operations below.

CUSTOMERS AND REVENUE

FPL's primary source of operating revenues is from its retail customer base; it also serves a limited number of wholesale customers within Florida. FPL revenues from wholesale sales increased in 2014 primarily due to an increase in contracted load served under existing and new wholesale contracts. Beginning in 2013, operating revenues include gains associated with an incentive mechanism allowed under the 2012 rate agreement (see FPL Regulation - FPL Rate Regulation - Base Rates - Rates Effective January 2013 - December 2016); such gains are included in other in the chart below. The percentage of FPL's operating revenues and customer accounts by customer class were as follows:

Operating Revenues
7%
3%
36%
54%
8%
1%
37%
54%
5%
1%
39%
55%
2014
2013
2012
Years
Residential
Commercial
Wholesale
Other

2014 Customer Accounts

Commercial
11%
Residential
89%

Industrial, Wholesale and Other collectively less than 1%

For both retail and wholesale customers, the prices (or rates) that FPL may charge are approved by regulatory bodies, by the FPSC in the case of retail customers, and by the FERC in the case of wholesale customers. In general, under U.S. and Florida law, regulated rates are intended to cover the cost of providing service, including a reasonable rate of return on invested capital. Since the regulatory bodies have authority to determine the relevant cost of providing service and the appropriate rate of return on capital employed, there can be no guarantee that FPL will be able to earn any particular rate of return or recover all of its costs through regulated rates. See FPL Regulation below.

FPL seeks to maintain attractive rates for its customers. Since rates are largely cost-based, maintaining low rates requires a strategy focused on developing and maintaining a low cost position. The ideas generated from the cost savings initiative discussed above are expected to keep FPL's O&M expenses recovered through base rates flat through 2016 as compared to 2012. A common benchmark used in the electric power industry for comparing rates across companies is the price of 1,000 kWh of consumption per month for a residential customer. FPL's 2014 average bill for 1,000 kWh of monthly residential usage was the lowest among reporting electric utilities within Florida as indicated below:

POWER DELIVERY

FPL provides service to its customers through an integrated transmission and distribution system that links its generation facilities to its customers. FPL also maintains interconnection facilities with neighboring utilities and non-utility generators inside its service territory, enabling it to buy and sell wholesale electricity and to enhance the reliability of its own network and support the reliability of neighboring networks. FPL's transmission system carries high voltage electricity from its generating facilities to substations where the electricity is stepped down to lower voltage levels and is sent through the distribution system to its customers.

A key element of FPL's strategy is to provide highly reliable service to its customers. The transmission and distribution system is susceptible to interruptions or outages from a wide variety of sources including weather, animal and vegetation interference, traffic accidents, equipment failure and many others, and FPL seeks to reduce or eliminate outages where economically practical and to restore service rapidly when outages occur. A common industry benchmark for transmission and distribution system reliability is the system average interruption duration index (SAIDI), which represents the number of minutes the average customer is without power during a time period. For the five years 2009 - 2013, FPL's average annual SAIDI was the best of the investor-owned utilities in Florida. FPL is accelerating its existing storm hardening and reliability program, to continue strengthening its infrastructure against tropical storms and hurricanes. Also, as part of its commitment to building a smarter, more reliable and efficient electric infrastructure, FPL has installed 4.8 million smart meters and 11,500 intelligent devices throughout the electric grid.

FPL SYSTEM CAPABILITY AND LOAD

At December 31, 2014, FPL's resources for serving load consisted of 27,055 MW, of which 25,092 MW were from FPL-owned facilities (see Item 2. Properties - Generating Facilities) and 1,963 MW were available through purchased power agreements (see FPL Sources of Generation - Purchased Power below). FPL customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in FPL's service territory. Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time. The highest peak load FPL has served to date was 24,346 MW, which occurred on January 11, 2010. FPL had adequate resources available at the time of this peak to meet customer demand.

FPL's projected reserve margin for the summer of 2015 is approximately 27%. This reserve margin is expected to be achieved through the combination of available output from FPL's active generating units, purchased power agreements and the capability to reduce peak demand through the implementation of demand side management programs, including load management which was estimated at December 31, 2014 to be capable of reducing demand by approximately 1,800 MW, and energy efficiency and conservation programs. See FPL Sources of Generation - Fossil Operations and - Nuclear Operations below regarding generation projects currently under construction.

FPL SOURCES OF GENERATION

FPL relies upon a mix of fuel sources for its generating facilities, along with purchased power, in order to maintain the flexibility to achieve a more economical fuel mix by responding to market and industry developments. See descriptions of fossil, nuclear and solar operations below and a listing of FPL's generating facilities in Item 2. Properties - Generating Facilities.

FPL's 2014 fuel mix based on MWh produced, including purchased power, was as follows:

Oil and Solar are collectively less than 1%

Fossil Operations (Natural Gas, Coal and Oil)

At December 31, 2014, FPL owned and operated 70 units that used fossil fuels, primarily natural gas, and had a joint ownership interest in 3 coal units. Combined, the fossil fleet provided 21,604 MW of generating capacity for FPL. These fossil units are out of service from time to time for routine maintenance or on standby during periods of reduced electricity demand. A common industry benchmark for fossil unit reliability is the equivalent forced outage rate (EFOR), which represents a generating unit's inability to provide electricity when required to operate. For the five years 2009 - 2013, FPL's average annual EFOR was in the top decile among its electric utility fossil fleet peers in the U.S.

FPL's natural gas plants require natural gas transportation, supply and storage. FPL has firm transportation contracts in place for existing pipeline capacity with five different transportation suppliers. These agreements provide for an aggregate maximum delivery quantity of 2,069,000 MMBtu/day with expiration dates ranging from 2015 to 2036 that together are expected to satisfy substantially all of the currently anticipated needs for natural gas transportation through 2016. To the extent desirable, FPL also purchases interruptible natural gas transportation service from these natural gas transportation suppliers based on pipeline availability. FPL has several short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas. The remainder of FPL's natural gas requirements is purchased in the spot market. FPL has an agreement for the storage of natural gas that expires in 2017. See Note 13 - Contracts.

In 2013, the FPSC approved FPL's 25-year natural gas transportation agreements with each of Sabal Trail and Florida Southeast Connection for a quantity of 400,000 MMBtu/day beginning on May 1, 2017 and increasing to 600,000 MMBtu/day on May 1, 2020. FPL's firm commitments under the agreements are contingent upon the occurrence of certain events, including FERC approval and completion of construction of the pipeline system to be built by Sabal Trail and Florida Southeast Connection. A FERC decision is expected in 2015. See Other NEE Operating Subsidiaries - Natural Gas Pipeline Systems - Florida Natural Gas Pipeline System below and Note 13 - Contracts. These new agreements, when combined with FPL's existing agreements, are expected to satisfy substantially all of FPL's natural gas transportation needs through at least 2020.

In December 2014, the FPSC approved FPL’s petition to invest in long-term natural gas supplies in the Woodford Shale region in southeastern Oklahoma and for the recovery of costs associated with the investment through the fuel clause. A wholly-owned subsidiary of FPL will partner with a third party to develop up to 38 natural gas production wells in the Woodford Shale region and receive its ownership share of the natural gas produced from these wells. FPL’s projected investment in these natural gas production wells as of December 31, 2014 is included in estimated capital expenditures set forth in Note 13 - Commitments. In 2015, the State of Florida Office of Public Counsel (OPC) and Florida Industrial Power Users Group each has filed notices of appeal to the Florida Supreme Court that relate to challenging the Woodford Shale natural gas reserves project, which appeals are pending. As part of FPL’s petition to invest in natural gas supplies in the Woodford Shale region, it also requested the FPSC approve a set of guidelines proposed by FPL under which FPL could participate in additional natural gas production projects and recover its costs through the fuel clause without prior FPSC approval. In 2015, the FPSC filed a motion with the Florida Supreme Court requesting that the Court issue an order confirming the FPSC has jurisdiction to consider and issue a decision on FPL’s proposed guidelines while the appeals regarding the Woodford Shale natural gas reserves project are pending. Also in 2015, the OPC filed a petition requesting the Florida Supreme Court prohibit the FPSC from ruling on the proposed guidelines while appeals concerning the Woodford Shale natural gas reserves project are pending.

St. Johns River Power Park (SJRPP) Units Nos. 1 and 2, coal-fired units in which FPL has a joint ownership interest, have firm coal supply and transportation contracts for a portion of their fuel and transportation needs through 2017. Scherer Unit No. 4, the other coal-fired unit in which FPL has a joint ownership interest, has firm coal supply and transportation contracts for a portion of its fuel needs and all of its transportation needs through 2016. Any of the remaining fuel requirements for these coal-fired units will be obtained in the spot market. See Note 13 - Contracts. With respect to its oil plants, FPL obtains its fuel requirements in the spot market.

Modernization Projects. In April 2013 and in April 2014, FPL placed in service, at each of its Cape Canaveral and Riviera Beach power plants, a natural gas-fired combined-cycle modernized unit with generating capacity of 1,210 MW and 1,212 MW, respectively. FPL is in the process of modernizing its Port Everglades power plant to a high-efficiency natural gas-fired unit that is expected to provide approximately 1,240 MW of capacity and be placed in service by mid-2016.

Nuclear Operations

At December 31, 2014, FPL owned, or had undivided interests in, and operated the following four nuclear units with a total net generating capacity of 3,453 MW.

Facility	MW	Operating License Expiration Dates
St. Lucie Unit No. 1	981	2036
St. Lucie Unit No. 2	840	2043
Turkey Point Unit No. 3	811	2032
Turkey Point Unit No. 4	821	2033

FPL has several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from late February 2015 through 2030. See Note 13 - Commitments. NRC regulations require FPL to submit a plan for decontamination and decommissioning five years before the projected end of plant operation. FPL's current plans, under the applicable operating licenses, provide for prompt dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2032 and 2033, respectively. Current plans provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 commencing in 2043.

Projects to Add Additional Capacity. FPL's need petition for two additional nuclear units at its Turkey Point site was approved by the FPSC in 2008 and FPL is moving forward with activities necessary to obtain all permits, licenses and approvals necessary for construction and operation of the units. The two units are expected to add a total of approximately 2,200 MW of capacity. The timing of commercial operation will be subject to various regulatory approvals from the FPSC and other agencies which will be required throughout the licensing and development processes and the nuclear units are expected to be placed in-service in 2027 and 2028. The NRC has indicated that its consideration of the licenses for the two units will be complete by early 2017.

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

Facility	Next Scheduled Refueling Outage
St. Lucie Unit No. 1	March 2015
St. Lucie Unit No. 2	September 2015
Turkey Point Unit No. 3	October 2015
Turkey Point Unit No. 4	March 2016

Spent Nuclear Fuel. FPL's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which are expected to provide sufficient storage of spent nuclear fuel at these facilities through license expiration. In August 2014, the NRC issued its Continued Storage of Spent Nuclear Fuel Rule which supports the NRC's determination that licensees can safely store spent nuclear fuel at nuclear power plants indefinitely. Petitions have been filed with the NRC and the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) challenging the rule and requesting that the NRC suspend final reactor licensing decisions in all open NRC licensing proceedings (including the licensing proceeding for two additional nuclear units at FPL's Turkey Point site) alleging that the rule is deficient. The petitions filed with the NRC have been fully briefed and a decision by the NRC is pending. The NRC requested that the D.C. Circuit defer briefing on the appellate case until the NRC decides the petitions pending before it.

Nuclear Waste Policy Act of 1982, as amended (Nuclear Waste Policy Act) - Under the Nuclear Waste Policy Act, the DOE is responsible for the development of a repository for the disposal of spent nuclear fuel and high-level radioactive waste. As required by the Nuclear Waste Policy Act, FPL is a party to contracts with the DOE to provide for disposal of spent nuclear fuel from its nuclear units.

The DOE was required to construct permanent disposal facilities and take title to and provide transportation and disposal for spent nuclear fuel by January 31, 1998 for a specified fee based on current generation from nuclear power plants which fee was subsequently set to zero effective May 2014. The DOE did not meet its statutory obligation for disposal of spent nuclear fuel under the Nuclear Waste Policy Act. In 2009, FPL and certain of FPL's nuclear plant joint owners entered into a settlement agreement (spent fuel settlement agreement) with the U.S. government agreeing to dismiss with prejudice lawsuits filed against the U.S. government seeking damages caused by the DOE's failure to dispose of spent nuclear fuel from FPL's nuclear plants. The spent fuel settlement agreement permits FPL to make annual filings to recover certain spent fuel storage costs incurred by FPL which are reimbursable by the U.S. government on an annual basis.

Yucca Mountain - In 2010, the DOE filed a motion with the NRC to withdraw its license application for a nuclear waste repository at Yucca Mountain, which request was denied. In 2011, the NRC issued an order suspending the Yucca Mountain licensing proceeding, which order was challenged, and in 2013, the D.C. Circuit issued an order requiring the NRC to proceed with the legally mandated licensing process for a nuclear waste repository at Yucca Mountain. As a result, the NRC has recently completed the technical review of the application and is planning to supplement the DOE's environmental impact statement. Certain requirements must be met before the NRC can issue a license for the repository.

Nuclear Regulatory Developments. Based on the NRC's comprehensive review of processes and regulations relating to nuclear facilities in the U.S. following the 2011 earthquake and tsunami in Japan, the NRC established, among other things, actions to be completed at each nuclear site and issued various orders and requests for information with a prescribed timeline for implementation and completion by the end of 2016. The NRC continues to monitor industry implementation of the orders for, among others, enhanced venting capabilities for boiling water reactors for which implementation is expected to go beyond 2016 (FPL's nuclear units do not use boiling water reactors; see NEER - Generation and Other Operations - Nuclear Facilities - Nuclear Regulatory Developments). FPL is currently working with the NRC on the approval and implementation of actions required to meet new NRC requirements. A portion of the costs for these actions is being recovered through base rates based on estimated costs for 2013, with any incremental costs being recovered through the capacity clause, all of which are included in estimated capital expenditures. See FPL Regulation - FPL Rate Regulation - Cost Recovery Clauses below and Note 13 - Commitments.

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

Solar Operations

Solar generation can be provided primarily through two conventions: utility-owned and customer-owned or leased. In utility-owned solar generation, the energy generated goes directly to the transmission grid, whereas customer-owned or leased solar generation generally goes directly to the location it is serving with any excess over that local need being fed back to the transmission grid. There are two principal solar technologies used for utility-scale projects: PV and thermal. At December 31, 2014, FPL owned and operated two solar PV generating facilities, which provided a total of 35 MW of generation capacity, and a 75 MW solar thermal hybrid facility. FPL supports the advancement of solar generation primarily for its fuel diversity and emissions reduction benefits, and plans to continue to support, study and pursue solar generation that is beneficial for FPL's customers. FPL plans to build three solar PV projects that are expected to provide approximately 74 MW each and be placed into service by the end of 2016.

Purchased Power

In addition to owning generation facilities, FPL also purchases power and capacity from non-utility generators and other utilities to meet customer demand through long-term purchased power agreements. As of December 31, 2014, FPL's long-term purchased power agreements provided for the purchase of approximately 1,963 MW of power with expiration dates ranging from December

2015 through 2032. See Note 13 - Contracts. On occasion, FPL may procure short-term power and capacity for both economic and reliability purposes.

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

•
Retail base rates will be increased by the annualized base revenue requirements for FPL's three modernization projects (Cape Canaveral, Riviera Beach and Port Everglades) as each of the modernized power plants becomes operational. (Cape Canaveral and Riviera Beach became operational in April 2013 and April 2014, respectively, and Port Everglades is expected to be operational by mid-2016.)

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

Fuel costs and energy charges under the purchased power agreements are recovered from customers through the fuel clause, the most significant of the cost recovery clauses in terms of operating revenues. FPL uses a risk management fuel procurement program which has been approved by the FPSC. The FPSC reviews the program activities and results for prudence annually as part of its review of fuel costs. The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements. See FPL Energy Marketing and Trading above, Note 1 - Regulation and Note 3. Costs associated with FPL’s investment in long-term natural gas supplies in the Woodford Shale region that have been approved by the FPSC will also be recovered through the fuel clause. See FPL Sources of Generation - Fossil Operations above.

Capacity payments to non-utility generators and other utilities are recovered from customers through the capacity clause. In accordance with the FPSC's nuclear cost recovery rule, FPL also recovers pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs for new nuclear capacity through the capacity clause. As property related to the new nuclear capacity goes into service, construction costs and a return on investment are recovered through base rate increases effective beginning the following January. See FPL Sources of Generation - Nuclear Operations above. In January 2014, FPL began recovering, through the capacity clause, the incremental costs incurred to comply with new NRC requirements established following the 2011 earthquake and tsunami in Japan. See FPL Sources of Generation - Nuclear Operations - Nuclear Regulatory Developments above. In accordance with the 2012 and 2010 rate agreements, cost recovery for WCEC Unit No. 3 is permitted during the term of the agreements through FPL's capacity clause and is reported as retail base revenues.

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

FERC

The Federal Power Act gives the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity and the transmission of electricity and natural gas in interstate commerce. Pursuant to the Federal Power Act, electric utilities must maintain tariffs and rate schedules on file with the FERC which govern the rates, terms and conditions for the provision of FERC-jurisdictional wholesale power and transmission services. The Federal Power Act also gives the FERC authority to certify and oversee a national electric reliability organization with authority to establish and independently enforce mandatory reliability standards applicable to all users, owners and operators of the bulk-power system. See NERC below. Electric utilities are subject to accounting, record-keeping and reporting requirements administered by the FERC. The FERC also places certain limitations on transactions between electric utilities and their affiliates.

NERC

The NERC has been certified by the FERC as the national electric reliability organization. The NERC's mandate is to ensure the reliability and security of the North American bulk-power system through the establishment and enforcement of reliability standards approved by FERC. The NERC's regional entities also enforce reliability standards approved by the FERC. FPL is subject to these reliability standards and incurs costs to ensure compliance with continually heightened requirements, and can incur significant penalties for failing to comply with them.

FPL Environmental Regulation

FPL is subject to environmental laws and regulations and is affected by some of the emerging issues described in the NEE Environmental Matters section below. FPL expects to seek recovery through the environmental clause for compliance costs associated with any new environmental laws and regulations.

FPL EMPLOYEES

FPL had approximately 8,700 employees at December 31, 2014. Approximately 33% of the employees are represented by the International Brotherhood of Electrical Workers (IBEW) under a collective bargaining agreement with FPL that expires October 31, 2017.

II. NEER

NEER was formed in 1998 to aggregate NEE's competitive energy businesses. It is a limited liability company organized under the laws of Delaware and is a wholly-owned subsidiary of NEECH. Through its subsidiaries, NEER currently owns, develops, constructs, manages and operates electric generating facilities in wholesale energy markets primarily in the U.S., as well as in Canada and Spain. See Note 14. NEER is one of the largest wholesale generators of electric power in the U.S., with approximately 19,777 MW of generating capacity across 25 states, 4 Canadian provinces and 1 Spanish province as of December 31, 2014. NEER produces the majority of its electricity from clean and renewable sources as described more fully below. NEER is the largest owner of wind and utility-scale solar energy projects in North America.

NEER engages in energy-related commodity marketing and trading activities, including entering into financial and physical contracts, to hedge the production from its generating assets that is not sold under long-term power supply agreements. These activities primarily include power and gas commodities and their related products, as well as providing full energy and capacity requirements services primarily to distribution utilities in certain markets and offering customized power and gas and related risk management services to wholesale customers. NEER also participates in natural gas, natural gas liquids and oil production through non-operating ownership interests and in pipeline infrastructure development, hereafter referred to as the gas infrastructure business, and owns a retail electricity provider. NEER also hedges the expected output from its gas infrastructure production assets to protect against price movements.

As discussed in the Overview above, during 2014, NEP was formed to acquire, manage and own contracted clean energy projects with stable, long-term cash flows through a limited partnership interest in NextEra Energy Operating Partners, LP (NEP OpCo). On July 1, 2014, NEP closed its IPO by issuing 18,687,500 common units representing limited partnership interests. Through an indirect wholly-owned subsidiary, NEE retained 74,440,000 units of NEP OpCo representing a 79.9% interest in NEP's operating projects. Additionally, NEE owns a controlling general partnership interest in NEP and consolidates NEP for financial reporting purposes. See Note 1 - NextEra Energy Partners, LP. Upon completion of the IPO, NEP, through NEER's contribution of energy projects to NEP OpCo, owned a portfolio of ten wind and solar projects with generation capacity totaling approximately 990 MW. In addition, NEER has given NEP OpCo the right of first offer for certain of its assets (ROFO assets) if NEER should seek to sell the assets. These assets include contracted wind and solar projects, some of which are still under construction, with a combined capacity of 1,549 MW. In October 2014, NEP entered into agreements to expand its portfolio through two project acquisitions from NEER. The first acquisition, which closed in January 2015, is a 250 MW wind project that was not included in the ROFO assets. The second acquisition is a 20 MW solar project included in the ROFO assets, which is currently under construction and is expected to close in the first quarter of 2015.

MARKETS AND COMPETITION

Electricity markets in the U.S. and Canada are regional and diverse in character. All are extensively regulated, and competition in these markets is shaped and constrained by regulation. The nature of the products offered varies based on the specifics of regulation in each region. Generally, in addition to the natural constraints on pricing freedom presented by competition, NEER may also face specific constraints in the form of price caps, or maximum allowed prices, for certain products. NEER's ability to sell the output of its generation facilities may also be constrained by available transmission capacity, which can vary from time to time and can have a significant impact on pricing.

The degree and nature of competition that NEER faces is different in wholesale markets and in retail markets. Approximately 90% of NEER's revenue is derived from wholesale markets.

Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants. NEER primarily competes on the basis of price, but believes the green attributes of NEER's generating assets, its creditworthiness and its ability to offer and manage reliable customized risk solutions to wholesale customers are competitive advantages. Wholesale power generation is a regional business that is highly fragmented relative to many other commodity industries and diverse in terms of industry structure. As such, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies NEER competes with depending on the market. In wholesale markets, customers' needs are met through a variety of means, including long-term bilateral contracts, standardized bilateral products such as full requirements service and customized supply and risk management services.

In general, U.S. electricity markets encompass three classes of services: energy, capacity and ancillary services. Energy services relate to the physical delivery of power; capacity services relate to the availability of MW capacity of a power generation asset; and ancillary services are other services related to power generation assets, such as load regulation and spinning and non-spinning reserves. The exact nature of these classes of services is defined in part by regional tariffs. Not all regions have a capacity services class, and the specific definitions of ancillary services vary from region to region.

RTOs and ISOs exist in a number of regions within which NEER operates to coordinate generation and transmission across wide geographic areas and to run markets. NEER also has operations that fall within the Western Electricity Coordinating Council reliability region that are not under the jurisdiction of an established RTO or ISO. Although each RTO and ISO may have differing objectives and structures, some benefits of these entities include regional planning, managing transmission congestion, developing larger wholesale markets for energy and capacity, maintaining reliability and facilitating competition among wholesale electricity providers. NEER has operations that fall within the following RTOs and ISOs:

•	Alberta Electric System Operator

•	California Independent System Operator

•	ERCOT

•	Independent Electricity System Operator (in Ontario)

•	ISO New England (ISO-NE)

•	Midcontinent Independent System Operator, Inc.

•	New York Independent System Operator

•	PJM

•	Southwest Power Pool

NEER competes in different regions to different degrees, but in general it seeks to enter into long-term bilateral contracts for the full output of its generating facilities, and, as of December 31, 2014, approximately 65% of NEER's generating capacity is fully committed under long-term contracts. Where long-term contracts are not in effect, NEER sells the output of its facilities into daily spot markets. In such cases, NEER will frequently enter into shorter term bilateral contracts, typically of less than three years duration, to hedge the price risk associated with selling into a daily spot market. Such bilateral contracts, which may be hedges either for physical delivery or for financial (pricing) offset, may only protect a portion of the revenue that NEER expects to derive from the associated generation facility and may not qualify for hedge accounting under GAAP. Contracts that serve the economic purpose of hedging some portion of the expected revenue of a generation facility but are not recorded as hedges under GAAP are referred to as “non-qualifying hedges” for adjusted earnings purposes. See Management's Discussion - Overview - Adjusted Earnings.

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

The deregulated retail energy business is typically a highly competitive business. In general, competition in the retail energy business is on the basis of price, service, brand image, product offerings and market perceptions of creditworthiness. Electricity is sold pursuant to a variety of product types, including fixed, indexed and renewable products, and customers elect terms of service typically ranging from one month to five years. Retail energy rates are market-based, and not subject to traditional cost-of-service regulation by public utility commissions. Transmission and distribution service companies provide, on a non-discriminatory basis, the wires and metering services necessary to deliver service to customers. Subsidiaries of NEER compete in certain states for retail customers, which can be divided into two principal segments: residential and commercial and industrial (C&I). Residential customers largely require only energy services, which may be purchased on a month-to-month basis or under a multi-year contract. Small commercial customers behave and contract similarly to residential customers for an energy-only product. Large C&I customers share many of the same characteristics as wholesale utility customers and may require similarly customized and structured products.

In general, competitive retail electric providers are exposed to both volume and price risk: customers' volumes will vary, and competitive retail providers are committed to supplying the customer's full needs at all times and are therefore responsible for purchases in wholesale markets to meet those needs. Wholesale prices will fluctuate in ways that do not necessarily match the retail prices committed to the customer.

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

GENERATION AND OTHER OPERATIONS

NEER sells products associated with its own generating facilities (energy, capacity, RECs and ancillary services) in competitive markets in regions where those facilities are located.  Customer transactions may be supplied from NEER generating facilities or from purchases in the wholesale markets, or from a combination thereof.

At December 31, 2014, the locations of NEER's generation facilities in North America are as follows:

NEER generation facilities in operation

U.S. states and Canadian provinces with projects in operation

At December 31, 2014, NEER managed or participated in the management of essentially all of its generation projects in which it has an ownership interest.

NEER categorizes its portfolio in a number of different ways for different business purposes. See a listing of NEER's generating facilities in Item 2. Properties - Generating Facilities. The following presentation details NEER operations and fuel/technology mix, which NEE commonly uses in communicating its business:

Contracted, Merchant and Other Operations

NEER's portfolio of operations based on the presence/absence of long-term contracts and other operations is described below.

Contracted Assets. Contracted assets are projects with long-term power sales agreements for substantially all of their output and certain wind assets where long-term power contracts are expected to be executed. At December 31, 2014, NEER had 13,045 MW of contracted assets, substantially all of which have long-term power contracts. Essentially all of the output of these contracted assets were under power sales agreements, with a weighted-average remaining contract life of approximately 15 years, and some have firm fuel and transportation agreements with expiration dates ranging from April 2015 through 2022. See Note 13 - Contracts. Approximately 9,583 MW of this capacity is wind generation and 1,621 MW of this capacity is nuclear generation. The remaining 1,841 MW use a variety of fuels and technologies such as natural gas, oil and solar.

Merchant Assets. Merchant assets are projects that do not have long-term power sales agreements to sell their output, or, in the case of certain wind assets, are not expected to have long-term power contracts, and therefore require active marketing and hedging. At December 31, 2014, NEER's portfolio of merchant assets consists of 6,732 MW of owned wind, nuclear, natural gas, oil and solar generating facilities, including 846 MW of peak generating facilities. Approximately 60% (based on net MW capability) of the natural gas-fueled merchant assets have natural gas transportation agreements to provide for fluctuating natural gas requirements. See Note 13 - Contracts. Derivative instruments (primarily swaps, options, futures and forwards) are generally used to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases. Managing market risk through these instruments introduces other types of risk, primarily counterparty, credit and operational risks.

Other Operations. NEER's operations also include the gas infrastructure business and the customer supply and proprietary power and gas trading businesses. At December 31, 2014, the gas infrastructure business had non-operating ownership interests in investments located in oil and gas shale formations primarily in the Midwest and South regions of the U.S. NEER continues to pursue in a selective way opportunities in the upstream (exploration and production) area when it believes the return potential is attractive and to gain insight into the natural gas industry. Additionally, NEER has identified a small portfolio of projects that may provide additional opportunities to enter into the midstream area, primarily through the transportation of natural gas. See Other NEE Operating Subsidiaries - Natural Gas Pipeline Systems for a discussion of recent natural gas pipeline activity. See NEER Customer Supply and Proprietary Power and Gas Trading for a description of the customer supply and propriety power and gas trading businesses.

NEER Fuel/Technology Mix

NEER's generating output is produced using a variety of fuel sources as further described below.

NEER's power generation in terms of MWh produced for the year ended December 31, 2014 by fuel type is as follows:

Wind Facilities

At December 31, 2014, NEER had ownership interests in wind generating facilities with a total generating capacity of 11,427 MW. NEER operates all of these wind facilities, which are located in 19 states in the U.S. and 4 provinces in Canada. During 2014, NEER added approximately 1,024 MW of new U.S. wind generation and 340 MW of new Canadian wind generation and sold or dismantled wind facilities with generation capacity totaling 147 MW. NEER is currently planning to add new contracted wind generation in 2015 and 2016 totaling approximately 175 MW in Canada and 980 MW in the U.S. See Policy Incentives for Renewable Energy Projects below for additional discussion of NEER's expectations regarding wind development and construction.

Natural Gas Facilities

At December 31, 2014, NEER had ownership interests in and operated natural gas facilities with net generating capacity (including only NEER's net ownership interest in facility capacity) of 3,991 MW. Approximately 1,004 MW of this net generating capacity is from contracted natural gas assets located throughout the Northeastern U.S.

Nuclear Facilities

At December 31, 2014, NEER owned, or had undivided interests in, and operated the following four nuclear units with a total net generating capacity of 2,721 MW.

Facility	Location	MW	Portfolio Category	Operating License Expiration Dates
Seabrook	New Hampshire	1,100	Merchant	2030	(a)
Duane Arnold	Iowa	431	Contracted(b)	2034
Point Beach Unit No. 1	Wisconsin	595	Contracted(c)	2030
Point Beach Unit No. 2	Wisconsin	595	Contracted(c)	2033
______________________

(a)	In 2010, NEER filed an application with the NRC to renew Seabrook's operating license for an additional 20 years, which license renewal is dependent on NRC regulatory approvals.

(b)	NEER sells all of its share of the output of Duane Arnold under a long-term contract expiring in February 2025.

(c)	NEER sells all of the output of Point Beach Units Nos. 1 and 2 under long-term contracts through their current operating license expiration dates.

NEER's nuclear facilities have several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from late February 2015 through 2024. See Note 13 - Contracts. NEER is responsible for all nuclear unit operations and the ultimate decommissioning of the nuclear units, the cost of which is shared on a pro-rata basis by the joint owners for the jointly-owned units. NRC regulations require plant owners to submit a plan for decontamination and decommissioning five years before the projected end of plant operation.

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

Facility	Next Scheduled Refueling Outage
Seabrook	October 2015
Duane Arnold	October 2016
Point Beach Unit No. 1	March 2016
Point Beach Unit No. 2	October 2015

Spent Nuclear Fuel. NEER's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which are expected to provide sufficient storage of spent nuclear fuel at these facilities through license expiration.

As owners and operators of nuclear facilities, certain subsidiaries of NEER are subject to the Nuclear Waste Policy Act and are parties to the spent fuel settlement agreement described in FPL - FPL Sources of Generation - Nuclear Operations.

Nuclear Regulatory Developments. For discussion of developments regarding the impact of the 2011 earthquake and tsunami in Japan as it relates to U.S. nuclear facilities, see FPL - FPL Sources of Generation - Nuclear Operations - Nuclear Regulatory Developments. NEER's nuclear facilities are subject to the same NRC requirements as described for FPL. Duane Arnold is NEER's only boiling water reactor unit. NEER is currently working with the NRC on the approval and implementation of actions required to meet new NRC requirements, the costs of which are included in estimated capital expenditures. See Note 13 - Commitments.

Solar Facilities

At December 31, 2014, NEER had ownership interests in solar facilities with a total net generating capacity of approximately 742 MW which are located in 4 states in the U.S. and 1 province in Canada. During 2014, NEER completed the construction of a 20 MW solar PV project in Nevada, a 250 MW solar thermal project in California and a 550 MW solar PV project in California, in which NEER has a 50% equity investment. NEER is currently planning to add new contracted solar generation in 2015 and 2016 totaling approximately 960 MW. In addition, NEER and its affiliates own solar thermal facilities with generating capacity of 99.8 MW in Spain (Spain solar projects). See Note 13 - Spain Solar Projects for developments that impact the Spain solar projects.

Other Assets

At December 31, 2014, NEER had 796 MW of oil-fired generating facilities located in Maine.

Policy Incentives for Renewable Energy Projects

U.S. federal, state and local governments have established various incentives to support the development of renewable energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Wind and solar projects qualify for the U.S. federal Modified Accelerated Cost Recovery System depreciation schedule. This schedule allows a taxpayer to recognize the depreciation of tangible property on a five-year basis even though the useful life of such property is generally greater than five years. The PTC currently provides an income tax credit for the production of electricity from utility-scale wind turbines for the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and, under the Tax Increase Prevention Act of 2014, was extended for wind projects whose construction began before January 1, 2015. The Internal Revenue Service (IRS) previously issued guidance related to which projects will qualify for the PTC including, among other things, criteria for the beginning of construction of a project and the continuous program of construction or the continuous efforts to advance the project to completion. Pursuant to the IRS guidance, NEER expects its projects currently in development or under construction in the U.S. will qualify for the PTC. Alternatively, wind project developers can choose to receive a 30% ITC, in lieu of the PTC, with the same requirement that construction of the wind project began before January 1, 2015. The IRS has not updated its guidance for the change in law extending the requirement for a wind project to be under construction from 2013 to 2014.

Solar project developers are also eligible to receive a 30% ITC for new solar projects that achieve commercial operation before 2017. Solar project developers can elect to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC (convertible ITC) for qualifying solar projects where construction began before the end of 2011 and the projects are placed in service before 2017. Solar projects that achieve commercial operations after December 31, 2016 may qualify for an ITC of 10% of eligible installed costs.

Other countries, including Canada and Spain, provide for incentives like feed-in-tariffs for renewable energy projects. The feed-in-tariffs promote renewable energy investments by offering long-term contracts to renewable energy producers, typically based on the cost of generation of each technology. See Note 13 - Spain Solar Projects for developments in Spain.

NEER CUSTOMER SUPPLY AND PROPRIETARY POWER AND GAS TRADING

NEER's customer supply and proprietary power and gas trading businesses engage in energy-related commodity marketing and trading activities, provide commodities-related products to customers and include the operations of a retail electricity provider. PMI, a subsidiary of NEER, buys and sells wholesale energy commodities, such as electricity, natural gas and oil. PMI sells the output from NEER's plants that is not sold under long-term contracts and procures the fossil fuel for use by NEER's generation fleet. One of its primary roles is to manage the commodity risk of NEER's portfolio. PMI uses derivative instruments such as swaps, options, futures and forwards to manage the risk associated with fluctuating commodity prices and to optimize the value of NEER's power generation and gas infrastructure assets. PMI also markets and trades energy-related commodity products and provides a wide range of electricity and gas commodity products as well as marketing and trading services to customers. PMI's customer supply business provides full energy and capacity requirements to customers.

The results of the customer supply and proprietary power and gas trading activities are included in NEER's operating results. See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity, Note 1 - Energy Trading and Note 3.

NEER REGULATION

The energy markets in which NEER operates are subject to domestic and foreign regulation, as the case may be, including local, state and federal regulation, and other specific rules.

At December 31, 2014, NEER had ownership interests in operating independent power projects located in the U.S. that have received exempt wholesale generator status as defined under the Public Utility Holding Company Act of 2005, which represent approximately 97% of NEER's net generating capacity in the U.S. Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers. They are barred from selling electricity directly to retail customers. NEER's exempt wholesale generators produce electricity from wind, fossil fuels, solar and nuclear facilities. Essentially all of the remaining 3% of NEER's net generating capacity has qualifying facility status under the PURPA. NEER's qualifying facilities generate electricity primarily from wind, solar and fossil fuels. Qualifying facility status exempts the projects from, among other things, many of the provisions of the Federal Power Act, as well as state laws and regulations relating to rates and financial or organizational regulation of electric utilities. While projects with qualifying facility and/or exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

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

NEER and its affiliates are also subject to federal and provincial or regional regulations in Canada and Spain related to energy operations, energy markets and environmental standards. In Canada, activities related to owning and operating wind and solar projects and participating in wholesale and retail energy markets are regulated at the provincial level. In Ontario, for example, electricity generation facilities must be licensed by the Ontario Energy Board and may also be required to complete registrations and maintain market participant status with the Independent Electricity System Operator, in which case they must agree to be bound by and comply with the provisions of the market rules for the Ontario electricity market as well as the mandatory reliability standards of the NERC.

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

NEER EMPLOYEES

NEER and its subsidiaries had approximately 4,700 employees at December 31, 2014. Certain subsidiaries of NEER have collective bargaining agreements with the IBEW, the Utility Workers Union of America, the Security Police and Fire Professionals of America and the International Union of Operating Engineers, which collectively represent approximately 20% of NEER's employees. The collective bargaining agreements have one- to three-year terms and expire between late February 2015 and 2016.

III. OTHER NEE OPERATING SUBSIDIARIES

Corporate and Other represents other business activities, primarily NEET and FPL FiberNet, that are not separately reportable. See Note 14. In addition, certain subsidiaries of NEECH are pursuing approvals to invest in, build, own and operate an approximately 600-mile natural gas pipeline system to provide new natural gas transportation infrastructure in Florida and an approximately 300-mile natural gas pipeline to connect the natural gas supply in the Marcellus and Utica shale regions with markets in the Southeast region of the U.S.

NEET

NEET, a wholly-owned subsidiary of NEECH, is a limited liability company organized under the laws of Delaware. NEET conducts its business primarily through two subsidiaries, Lone Star and NHT, and is pursuing opportunities to develop, build and operate new transmission facilities throughout North America. In 2013, an entity in which an affiliate of NEET has a joint venture investment was selected to complete development work for a 250-mile transmission line in Northwestern Ontario, Canada. Once development is complete, subject to Ontario Energy Board approval, the NEET affiliate, through its joint venture, is expected to construct, own and operate the new transmission line that is projected to begin service in 2020.

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

In September 2014, the PUCT approved a stipulation and settlement between Lone Star and all intervenors relating to Lone Star’s base rate petition. The stipulation and settlement provides for an annual revenue requirement of approximately $102 million based on a $694 million rate base, a regulatory equity ratio of 45%, an allowed regulatory ROE of 9.6% and certain operating expenses.

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

FPL FIBERNET

FPL FiberNet conducts its business through two separate wholly-owned subsidiaries of NEECH. One subsidiary was formed in 2000 to enhance the value of NEE's fiber-optic network assets that were originally built to support FPL operations and the other was formed in 2011 to hold fiber-optic network assets which were acquired. Both subsidiaries are limited liability companies organized under the laws of Delaware. FPL FiberNet leases fiber-optic network capacity and dark fiber to FPL and other customers, primarily telephone, wireless, internet and other telecommunications companies. FPL FiberNet's networks cover most of the metropolitan areas in Florida and several in Texas. FPL FiberNet also has a long-haul network providing bandwidth at wholesale rates. The long-haul network connects major cities in Florida and Texas with additional connectivity to Atlanta, Georgia, New York and the South Central U.S., including Arkansas, Louisiana and Oklahoma. At December 31, 2014, FPL FiberNet's network consisted of approximately 9,050 route miles. FPL FiberNet is subject to regulation by the Federal Communications Commission which has jurisdiction over wire and wireless communication networks and by the public utility commissions in the states in which it provides intrastate telecommunication services.

NATURAL GAS PIPELINE SYSTEMS

Florida Natural Gas Pipeline System

In 2013, FPL announced the winning proposals from its 2012 RFP for an approximately 600-mile natural gas pipeline system for new natural gas transportation infrastructure in Florida. The proposed pipeline system will be composed of two pipelines, each of which is expected to be operational beginning in mid-2017. Sabal Trail, which is 33% owned by a wholly-owned NEECH subsidiary and will be a FERC-regulated entity, was selected to build, own and operate the northern pipeline that would originate in southwestern Alabama and end at a new hub to be built in Central Florida (Central Florida Hub). Florida Southeast Connection, which is a wholly-owned NEECH subsidiary and will be a FERC-regulated entity, was selected to build, own and operate the southern pipeline that would originate at the Central Florida Hub and end in Martin County, Florida at FPL's Martin power plant.

Total estimated capital expenditures for the 33% portion of the northern pipeline plus the entire southern pipeline are estimated to be approximately $1.5 billion. At December 31, 2014, NEE's investment in the proposed pipeline system totaled approximately $103 million. The obligations of Sabal Trail and Florida Southeast Connection to build and operate the northern pipeline and southern pipeline, respectively, are subject to certain conditions, including FERC approval. A FERC decision is expected by the end of 2015.

See FPL - FPL Sources of Generation - Fossil Operations and Note 13 - Commitments and - Contracts.

Mountain Valley Pipeline

In October 2014, a wholly-owned NEECH subsidiary committed to make an equity investment in a joint venture which plans to construct an approximately 300-mile natural gas pipeline to connect the natural gas supply in the Marcellus and Utica shale regions with markets in the Southeast region of the U.S. Based on the NEECH subsidiary's expected ownership share, expected equity contributions by the NEECH subsidiary are approximately $1.0 billion to $1.3 billion depending on the ultimate size and scope of the natural gas pipeline project. The pipeline is expected to be placed in service by the end of 2018. Construction of the natural gas pipeline is subject to certain conditions, including FERC approval.

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

•
Clean Water Act Section 316(b). In May 2014, the EPA issued its final rule under Section 316(b) of the Clean Water Act outlining the process and framework for determining the Best Technology Available to reduce the impact on aquatic organisms from once-through cooling water intake systems. Under the rule, potentially eleven of FPL's facilities and five of NEER's facilities may be required to add additional controls and/or make operational changes to comply. NEE and FPL are analyzing the final rule, and the ultimate impacts will evolve over years of site specific studies, permit evaluations and negotiations. Therefore, the impact of any final compliance obligations is uncertain at this time. During the third quarter of 2014, several groups filed petitions for review of the EPA's final rule and the U.S. Court of Appeals for the Second Circuit will hear the case.

•
Avian/Bat Regulations and Wind Turbine Siting Guidelines. FPL, NEER and NEET are subject to numerous environmental regulations and guidelines related to threatened and endangered species and their habitats, as well as avian and bat species, for the siting, construction and ongoing operations of their facilities. The facilities most significantly affected are wind and solar facilities and transmission and distribution lines. The environmental laws in the U.S., including, among others, the Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act and similar environmental laws in Canada provide for the protection of migratory birds, eagles and bats and endangered species of birds and bats and their habitats. Regulations have been adopted under some of these laws that contain provisions that allow the owner/operator of a facility to apply for a permit to undertake specific activities including those associated with certain siting decisions, construction activities and operations. In addition to regulations, voluntary wind turbine siting guidelines established by the U.S. Fish and Wildlife Service set forth siting, monitoring and coordination protocols that are designed to support wind development in the U.S. while also protecting both birds and bats and their habitats. These guidelines include provisions for specific monitoring and study conditions which need to be met in order for projects to be in adherence with these voluntary guidelines. Complying with these environmental regulations and adhering to the provisions set forth in the voluntary wind turbine siting guidelines could result in additional costs or reduced revenues at existing and new wind and solar facilities and transmission and distribution facilities at FPL, NEER and NEET and, in the case of environmental regulations, failure to comply could result in fines and penalties.

•
Regulation of GHG Emissions. The U.S. Congress and certain states and regions continue to consider several legislative and regulatory proposals with respect to GHG emissions. The Government of Canada and its provinces are also taking certain actions, such as setting targets or goals, regarding the increase of renewable energy generation and the reduction of GHG emissions. The economic and operational impact of climate change legislation on NEE and FPL depends on a variety of factors, including, but not limited to, whether states choose a rate-based or mass-based (based on pounds of CO2) approach for the distribution of allowances, the allowed emissions cap, whether emission allowances will be allocated or auctioned, the cost to reduce emissions or buy allowances in the marketplace and the availability of offsets and mitigating factors to moderate the costs of compliance. Based on the most recent reference data available from government sources, NEE is among the lowest emitters, among electric generators, of GHG in the U.S. measured by its rate of emissions expressed as pounds of CO2 per MWh of generation. However, the legislative and regulatory proposals have differing methods of implementation and the impact on FPL's and NEER's generating units and/or the financial impact (either positive or negative) to NEE and FPL could be material, depending on the eventual structure of any specific implementation rules adopted.

In 2013, the EPA re-proposed standards for new fossil fuel-fired power units pursuant to a Presidential Memorandum related to the regulation of GHG emissions. The Presidential Memorandum also directed the EPA to issue a final rule for new fossil fuel-fired power units after considering all public comments and to propose a rule for existing fossil fuel-fired power units by June 2014 with a final rule by June 2015. In June 2014, as directed in the Presidential Memorandum, the EPA issued a proposed rule under Section 111(d) of the Clean Air Act to reduce carbon emissions from existing fossil fuel-fired power units. The proposed rule, named the Clean Power Plan, sets emission rate targets for each state and requires each state to develop a compliance plan by the summer of 2016 to meet these emissions targets. The proposed rule indicates that official compliance will start in 2020 with both interim and final target dates, each with specific emissions reductions. NEE and FPL are analyzing the proposed rule and the impact of any final compliance obligations is uncertain at this time. A final rule is expected in the summer of 2015.

NEER's plants operate in certain states and regions in the U.S. and provinces in Canada that continue to consider and implement regulatory proposals to reduce GHG emissions. RPS, currently in place in approximately 30 states and the District of Columbia, require electricity providers in the state or district to meet a certain percentage of their retail sales with energy from renewable sources. These standards vary, but the majority include requirements to meet 20% to 25% of the electricity providers' retail sales with energy from renewable sources by 2025. Approximately 7 other states in the U.S. have set renewable energy goals as well. Many Canadian provinces have enacted renewable energy goals and targets to reduce GHG emissions from historic levels which include various milestones and compliance mechanisms. NEER's plants operate in 24 states in the U.S. and 4 provinces in Canada that have a RPS or renewable energy goals and NEER believes that these standards and goals will create incremental demand for renewable energy in the future.

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

•
Waters of the U.S. In March 2014, the EPA issued a proposed rule redefining "waters of the U.S." under the Clean Water Act to expand the definition of waters of the U.S. to encompass previously unregulated waters, such as intermittent streams, non-navigable tributaries, isolated wetlands and adjacent other waters. Under the proposed rule, subsidiaries of NEE could incur increased costs for siting and permitting new projects or when maintaining or making modifications to existing facilities and transmission and distribution lines. The ultimate economic and operational impact of the provisions of the proposed rule cannot be determined at this time. A final rule is not expected before the second quarter of 2015.

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

EXECUTIVE OFFICERS OF NEE(a)

Name	Age	Position	Effective Date
Miguel Arechabala	54	Executive Vice President, Power Generation Division of NEE Executive Vice President, Power Generation Division of FPL	January 1, 2014
Deborah H. Caplan	52	Executive Vice President, Human Resources and Corporate Services of NEE Executive Vice President, Human Resources and Corporate Services of FPL	April 15, 2013
Paul I. Cutler	55	Treasurer of NEE Treasurer of FPL Assistant Secretary of NEE	February 19, 2003 February 18, 2003 December 10, 1997
Moray P. Dewhurst	59	Vice Chairman and Chief Financial Officer, and Executive Vice President - Finance of NEE Executive Vice President, Finance and Chief Financial Officer of FPL	October 5, 2011
Chris N. Froggatt	57	Vice President, Controller and Chief Accounting Officer of NEE	February 27, 2010
Joseph T. Kelliher	54	Executive Vice President, Federal Regulatory Affairs of NEE	May 18, 2009
Manoochehr K. Nazar	60	President Nuclear Division and Chief Nuclear Officer of NEE President Nuclear Division and Chief Nuclear Officer of FPL	May 23, 2014 May 30, 2014
Armando Pimentel, Jr.	52	President and Chief Executive Officer of NEER	October 5, 2011
James L. Robo	52	Chairman, President and Chief Executive Officer of NEE Chairman of FPL	December 13, 2013 May 2, 2012
Charles E. Sieving	42	Executive Vice President & General Counsel of NEE Executive Vice President of FPL	December 1, 2008 January 1, 2009
Eric E. Silagy	49	President and Chief Executive Officer of FPL	May 30, 2014
William L. Yeager	56	Executive Vice President, Engineering, Construction & Integrated Supply Chain of NEE Executive Vice President, Engineering, Construction & Integrated Supply Chain of FPL	January 1, 2013
______________________

(a)
Information is as of February 20, 2015. Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors. Except as noted below, each officer has held his/her present position for five years or more and his/her employment history is continuous. Mr. Arechabala was president of NextEra Energy España, S.L., an indirect wholly-owned subsidiary of NEE, from February 2010 to December 2013. Ms. Caplan was vice president and chief operating officer of FPL from May 2011 to April 2013 and vice president, integrated supply chain of NEE and FPL from July 2005 to May 2011. Mr. Dewhurst has been vice chairman of NEE since August 2009 and was chief of staff of NEE from August 2009 to October 2011. Mr. Dewhurst has announced his intention to retire from NEE and FPL in the spring of 2016. Mr. Froggatt has been vice president of NEE since October 2009. Mr. Nazar has been chief nuclear officer of NEE and FPL since January 2010 and was executive vice president, nuclear division of NEE and FPL from January 2010 to May 2014. Mr. Pimentel was chief financial officer of NEE and FPL from May 2008 to October 2011 and executive vice president, finance of NEE and FPL from February 2008 to October 2011. Mr. Robo has been president and chief executive officer of NEE since July 2012. Mr. Robo was the chief executive officer of FPL from May 2012 to May 2014 and president and chief operating officer of NEE from December 2006 to June 2012. Mr. Sieving was also assistant secretary of NEE from May 2010 to May 2011 and general counsel of FPL from January 2009 to May 2010. Mr. Silagy has been president of FPL since December 2011. Mr. Silagy was senior vice president, regulatory and state governmental affairs of FPL from May 2010 to December 2011 and vice president and chief development officer of FPL from July 2008 to May 2010. Mr. Yeager was vice president, engineering, construction and integrated supply chain services of NEE and FPL from October 2012 to December 2012 and vice president, integrated supply chain of NEE and FPL from May 2011 to October 2012. From January 2005 to May 2011, Mr. Yeager was vice president, engineering and construction of FPL.

Item 1A. Risk Factors

Risks Relating to NEE's and FPL's Business

The business, financial condition, results of operations and prospects of NEE and FPL are subject to a variety of risks, many of which are beyond the control of NEE and FPL. The following is a description of important risks that may materially adversely affect the business, financial condition, results of operations and prospects of NEE and FPL and may cause actual results of NEE and FPL to differ substantially from those that NEE or FPL currently expects or seeks. In that event, the market price for the securities of NEE or FPL could decline. Accordingly, the risks described below should be carefully considered together with the other information set forth in this report and in future reports that NEE and FPL file with the SEC. The risks described below are not the only risks facing NEE and FPL. Additional risks and uncertainties may also materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects. Each of NEE and FPL has disclosed the material risks known to it to affect its business at this time. However, there may be further risks and uncertainties that are not presently known or that are not currently believed to be material that may in the future materially adversely affect the business, financial condition, results of operations or prospects of NEE and FPL.

Regulatory, Legislative and Legal Risks

NEE's and FPL's business, financial condition, results of operations and prospects may be materially adversely affected by the extensive regulation of their business.

The operations of NEE and FPL are subject to complex and comprehensive federal, state and other regulation. This extensive regulatory framework, portions of which are more specifically identified in the following risk factors, regulates, among other things and to varying degrees, NEE's and FPL's industries, businesses, rates and cost structures, operation of nuclear power facilities, construction and operation of electricity generation, transmission and distribution facilities and natural gas and oil production, natural gas, oil and other fuel transportation, processing and storage facilities, acquisition, disposal, depreciation and amortization of facilities and other assets, decommissioning costs and funding, service reliability, wholesale and retail competition, and commodities trading and derivatives transactions. In their business planning and in the management of their operations, NEE and FPL must address the effects of regulation on their business and any inability or failure to do so adequately could have a material adverse effect on their business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if they are unable to recover in a timely manner any significant amount of costs, a return on certain assets or a reasonable return on invested capital through base rates, cost recovery clauses, other regulatory mechanisms or otherwise.

FPL is a regulated entity subject to the jurisdiction of the FPSC over a wide range of business activities, including, among other items, the retail rates charged to its customers through base rates and cost recovery clauses, the terms and conditions of its services, procurement of electricity for its customers, issuances of securities, and aspects of the siting, construction and operation of its generating plants and transmission and distribution systems for the sale of electric energy. The FPSC has the authority to disallow recovery by FPL of costs that it considers excessive or imprudently incurred and to determine the level of return that FPL is permitted to earn on invested capital. The regulatory process, which may be adversely affected by the political, regulatory and economic environment in Florida and elsewhere, limits FPL's ability to increase earnings and does not provide any assurance as to achievement of authorized or other earnings levels. NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if any material amount of costs, a return on certain assets or a reasonable return on invested capital cannot be recovered through base rates, cost recovery clauses, other regulatory mechanisms or otherwise. Certain subsidiaries of NEET, which are indirect wholly-owned subsidiaries of NEE, are regulated electric transmission utilities subject to the jurisdiction of their regulators and subject to similar risks.

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

Any reductions to, or the elimination of, governmental incentives that support utility scale renewable energy, including, but not limited to, tax incentives, RPS or feed-in tariffs, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEER depends heavily on government policies that support utility scale renewable energy and enhance the economic feasibility of developing and operating wind and solar energy projects in regions in which NEER operates or plans to develop and operate renewable energy facilities. The federal government, a majority of the 50 U.S. states and portions of Canada and Spain provide incentives, such as tax incentives, RPS or feed-in tariffs, that support the sale of energy from utility scale renewable energy facilities, such as wind and solar energy facilities. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their policies that support renewable energy and consider actions that would make the policies less conducive to the development and operation of renewable energy facilities. Any reductions to, or the elimination of, governmental incentives that support renewable energy, such as those reductions that have been enacted in Spain and are applicable to NEER's solar generating facilities in that country, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in the projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected as a result of new or revised laws, regulations or interpretations or other regulatory initiatives.

NEE's and FPL's business is influenced by various legislative and regulatory initiatives, including, but not limited to, new or revised laws, regulations or interpretations or other regulatory initiatives regarding deregulation or restructuring of the energy industry, regulation of the commodities trading and derivatives markets, and environmental regulation, such as regulation of air emissions, regulation of water consumption and water discharges, and regulation of gas and oil infrastructure operations, as well as associated environmental permitting. Changes in the nature of the regulation of NEE's and FPL's business could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects. NEE and FPL are unable to predict future legislative or regulatory changes, initiatives or interpretations, although any such changes, initiatives or interpretations may increase costs and competitive pressures on NEE and FPL, which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

FPL has limited competition in the Florida market for retail electricity customers. Any changes in Florida law or regulation which introduce competition in the Florida retail electricity market, such as government incentives that facilitate the installation of solar generating facilities on residential or other rooftops at below cost, or would permit third-party sales of electricity, could have a material adverse effect on FPL's business, financial condition, results of operations and prospects. There can be no assurance that FPL will be able to respond adequately to such regulatory changes, which could have a material adverse effect on FPL's business, financial condition, results of operations and prospects.

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

The Dodd-Frank Act, enacted into law in July 2010 provides for, among other things, substantially increased regulation of the OTC derivatives market and futures contract markets. While the legislation is broad and detailed, there are still portions of the legislation that either require implementing rules to be adopted by federal governmental agencies or otherwise require further interpretive guidance.

NEE and FPL continue to monitor the development of rules related to the Dodd-Frank Act and have taken steps to comply with those rules that affect their businesses. While a number of rules have been finalized and are effective, the rules related to margin requirements for OTC derivatives have yet to be finalized. If those rules, when finalized, require NEE and FPL to post significant amounts of cash collateral with respect to swap transactions, NEE's and FPL's liquidity could be materially adversely affected.

NEE and FPL cannot predict the impact these proposed rules will have on their ability to hedge their commodity and interest rate risks or on OTC derivatives markets as a whole, but they could potentially have a material adverse effect on NEE's and FPL's risk exposure, as well as reduce market liquidity and further increase the cost of hedging activities.

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

While NEE's and FPL's electric generating units emit greenhouse gases at a lower rate of emissions than most of the U.S. electric generation sector, the results of operations of NEE and FPL could be materially adversely affected to the extent that new federal or state laws or regulations impose any new greenhouse gas emission limits. Any future limits on greenhouse gas emissions could:

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

Changes in tax laws, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's provision for income taxes and reporting of tax-related assets and liabilities require significant judgments and the use of estimates. Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including, but not limited to, estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as net operating loss and tax credit carryforwards. Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, regulations and interpretations, the financial condition and results of operations of NEE and FPL, and the resolution of audit issues raised by taxing authorities. Ultimate resolution of income tax matters may result in material adjustments to tax-related assets and liabilities, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE's and FPL's ability to complete construction of, and capital improvement projects for, their electric generation, transmission and distribution facilities, gas infrastructure facilities and other facilities on schedule and within budget may be adversely affected by escalating costs for materials and labor and regulatory compliance, inability to obtain or renew necessary licenses, rights-of-way, permits or other approvals on acceptable terms or on schedule, disputes involving contractors, labor organizations, land owners, governmental entities, environmental groups, Native American and aboriginal groups, and other third parties, negative publicity, transmission interconnection issues and other factors. If any development project or construction or capital improvement project is not completed, is delayed or is subject to cost overruns, certain associated costs may not be approved for recovery or recoverable through regulatory mechanisms that may otherwise be available, and NEE and FPL could become obligated to make delay or termination payments or become obligated for other damages under contracts, could experience the loss of tax credits or tax incentives, or delayed or diminished returns, and could be required to write off all or a portion of their investment in the project. Any of these events could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

Uncertainties and risks inherent in operating and maintaining NEE's and FPL's facilities include, but are not limited to:

•	risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned;

•	failures in the availability, acquisition or transportation of fuel or other necessary supplies;

•	the impact of unusual or adverse weather conditions and natural disasters, including, but not limited to, hurricanes, floods, earthquakes and droughts;

•	performance below expected or contracted levels of output or efficiency;

•	breakdown or failure, including, but not limited to, explosions, fires or other major events, of equipment, transmission and distribution lines or pipelines;

•	availability of replacement equipment;

•	risks of property damage or human injury from energized equipment, hazardous substances or explosions, fires or other events;

•	availability of adequate water resources and ability to satisfy water intake and discharge requirements;

•	inability to identify, manage properly or mitigate equipment defects in NEE's and FPL's facilities;

•	use of new or unproven technology;

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

NEE and FPL are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber attacks and other disruptive activities of individuals or groups. There have been cyber attacks on energy infrastructure such as substations, gas pipelines and related assets in the past and there may be such attacks in the future. NEE's and FPL's generation, transmission and distribution facilities, fuel storage facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or be indirectly affected by, such activities.

Terrorist acts, cyber attacks or other similar events affecting NEE's and FPL's systems and facilities, or those of third parties on which NEE and FPL rely, could harm NEE's and FPL's business, for example, by limiting their ability to generate, purchase or transmit power, by limiting their ability to bill customers and collect and process payments, and by delaying their development and construction of new generating facilities or capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues, significant additional costs (for example, to repair assets, implement additional security requirements or maintain or acquire insurance), and reputational damage, could materially adversely affect NEE's and FPL's operations (for example, by contributing to disruption of supplies and markets for natural gas, oil and other fuels), and could impair NEE's and FPL's ability to raise capital (for example, by contributing to financial instability and lower economic activity). In addition, the implementation of security guidelines and measures has resulted in and is expected to continue to result in increased costs. Such events or actions may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE invests in gas and oil producing assets through NEER’s gas infrastructure business.  The gas infrastructure business is exposed to fluctuating market prices of natural gas, natural gas liquids, oil and other energy commodities.  A prolonged period of low gas and oil prices could impact NEER’s gas infrastructure business and cause NEER to delay or cancel certain gas infrastructure projects and for certain existing projects to be impaired, which could materially adversely affect NEE's results of operations.

Natural gas and oil prices are affected by supply and demand, both globally and regionally. Factors that influence supply and demand include operational issues, natural disasters, weather, political instability, conflicts, economic conditions and actions by major oil-producing countries. There can be significant volatility in market prices for gas and oil, and price fluctuations could have a material effect on the financial performance of gas and oil producing assets. For example, in a low gas and oil price environment, NEER would generate less revenue from its gas infrastructure investments in gas and oil producing properties, and as a result certain investments might become less profitable or incur losses. Prolonged periods of low oil and gas prices could also result in oil and gas production projects being delayed or cancelled and for certain existing projects to be impaired, which could materially adversely affect NEE's results of operations.

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

There can be significant volatility in market prices for fuel, electricity and renewable and other energy commodities. NEE's inability or failure to manage properly or hedge effectively its assets or positions against changes in commodity prices, volumes, interest rates, counterparty credit risk or other risk measures, based on factors both from within, or wholly or partially outside of, NEE's control, may materially adversely affect NEE's business, financial condition, results of operations and prospects.

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

NEE's and FPL's risk management tools and metrics associated with their hedging and trading procedures, such as daily value at risk, earnings at risk, stop loss limits and liquidity guidelines, are based on historical price movements. Due to the inherent uncertainty involved in price movements and potential deviation from historical pricing behavior, NEE and FPL are unable to assure that their risk management tools and metrics will be effective to protect against material adverse effects on their business, financial condition, results of operations and prospects.

If power transmission or natural gas, nuclear fuel or other commodity transportation facilities are unavailable or disrupted, FPL's and NEER's ability to sell and deliver power or natural gas may be limited.

FPL and NEER depend upon power transmission and natural gas, nuclear fuel and other commodity transportation facilities, many of which they do not own. Occurrences affecting the operation of these facilities that may or may not be beyond FPL's and NEER's control (such as severe weather or a generation or transmission facility outage, pipeline rupture, or sudden and significant increase or decrease in wind generation) may limit or halt the ability of FPL and NEER to sell and deliver power and natural gas, or to purchase necessary fuels and other commodities, which could materially adversely impact NEE's and FPL's business, financial condition, results of operations and prospects.

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

In the absence of actively quoted market prices and pricing information from external sources, the valuation of derivative instruments involves management's judgment and use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these derivative instruments and have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

Liquidity, Capital Requirements and Common Stock Risks

Disruptions, uncertainty or volatility in the credit and capital markets may negatively affect NEE's and FPL's ability to fund their liquidity and capital needs and to meet their growth objectives, and can also materially adversely affect the results of operations and financial condition of NEE and FPL.

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

Although NEE's competitive energy subsidiaries have used non-recourse or limited-recourse, project-specific financing in the past, market conditions and other factors could adversely affect the future availability of such financing. The inability of NEE's subsidiaries to access the capital and credit markets to provide project-specific financing for electric-generating and other facilities on favorable terms, whether because of disruptions or volatility in those markets or otherwise, could necessitate additional capital raising or borrowings by NEE and/or NEECH in the future.

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

NEE's, NEECH's and FPL's inability to maintain their current credit ratings may materially adversely affect NEE's and FPL's liquidity and results of operations, limit the ability of NEE and FPL to grow their business, and increase interest costs.

The inability of NEE, NEECH and FPL to maintain their current credit ratings could materially adversely affect their ability to raise capital or obtain credit on favorable terms, which, in turn, could impact NEE's and FPL's ability to grow their business and service indebtedness and repay borrowings, and would likely increase their interest costs. Some of the factors that can affect credit ratings are cash flows, liquidity, the amount of debt as a component of total capitalization, and political, legislative and regulatory actions. There can be no assurance that one or more of the ratings of NEE, NEECH and FPL will not be lowered or withdrawn entirely by a rating agency.

NEE's and FPL's liquidity may be impaired if their credit providers are unable to fund their credit commitments to the companies or to maintain their current credit ratings.

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

Generating Facilities

FPL

At December 31, 2014, the electric generating, transmission, distribution and general facilities of FPL represented approximately 51%,11%, 33% and 5%, respectively, of FPL's gross investment in electric utility plant in service and other property. At December 31, 2014, FPL had the following generating facilities:

FPL Facilities	Location	No. of Units	Fuel	Net Capability (MW)(a)
Fossil
Combined-cycle
Cape Canaveral	Cocoa, FL	1	Gas/Oil	1,210
Fort Myers	Fort Myers, FL	1	Gas	1,436
Lauderdale	Dania, FL	2	Gas/Oil	884
Manatee	Parrish, FL	1	Gas	1,143
Martin	Indiantown, FL	1	Gas/Oil/Solar Thermal	1,135	(b)
Martin	Indiantown, FL	2	Gas	938
Riviera	Riviera Beach, FL	1	Gas/Oil	1,212
Sanford	Lake Monroe, FL	2	Gas	2,010
Turkey Point	Florida City, FL	1	Gas/Oil	1,192
West County	West Palm Beach, FL	3	Gas/Oil	3,657

Steam turbines
Manatee	Parrish, FL	2	Gas/Oil	1,618
Martin	Indiantown, FL	2	Gas/Oil	1,649
St. Johns River Power Park	Jacksonville, FL	2	Coal/Petroleum Coke	254	(c)
Scherer	Monroe County, GA	1	Coal	643	(d)
Turkey Point	Florida City, FL	1	Gas/Oil	396

Simple-cycle combustion turbines
Fort Myers	Fort Myers, FL	2	Gas/Oil	319

Gas turbines
Fort Myers	Fort Myers, FL	12	Oil	648
Lauderdale	Dania, FL	24	Gas/Oil	840
Port Everglades	Port Everglades, FL	12	Gas/Oil	420

Nuclear
St. Lucie	Hutchinson Island, FL	2	Nuclear	1,821	(e)
Turkey Point	Florida City, FL	2	Nuclear	1,632

Solar PV
DeSoto	Arcadia, FL	1	Solar PV	25
Space Coast	Cocoa, FL	1	Solar PV	10
TOTAL				25,092	(f)
______________________

(a)	Represents FPL's net ownership interest in warm weather peaking capability.

(b)	The megawatts generated by the 75 MW solar thermal hybrid facility replace steam produced by this unit and therefore are not incremental.

(c)	Represents FPL's 20% ownership interest in each of SJRPP Units Nos. 1 and 2, which are jointly owned with JEA.

(d)	Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with JEA.

(e)	Excludes Orlando Utilities Commission's and the Florida Municipal Power Agency's combined share of approximately 15% of St. Lucie Unit No. 2.

(f)	Substantially all of FPL's properties are subject to the lien of FPL's mortgage.

NEER

At December 31, 2014, NEER had the following generating facilities:

NEER Facilities	Location	Geographic Region	No. of Units	Fuel	Net Capability (MW)(a)
Wind
Adelaide Wind(b)	Middlesex County, Ontario, Canada	Canada	37	Wind	60
Ashtabula Wind(b)(c)	Barnes County, ND	Midwest	99	Wind	148
Ashtabula Wind II(c)(d)	Griggs & Steele Counties, ND	Midwest	80	Wind	120
Ashtabula Wind III	Barnes County, ND	Midwest	39	Wind	62
Baldwin Wind(b)	Burleigh County, ND	Midwest	64	Wind	102
Blackwell Wind(c)(d)	Kay County, OK	Other South	26	Wind	60
Blue Summit(c)(d)	Wilbarger County, TX	Texas	85	Wind	135
Bluewater Wind(b)(e)	Huron County, Ontario, Canada	Canada	37	Wind	60
Bornish Wind(b)	Middlesex County, Ontario, Canada	Canada	45	Wind	73
Buffalo Ridge	Lincoln County, MN	Midwest	73	Wind	26
Butler Ridge Wind(b)(c)	Dodge County, WI	Midwest	36	Wind	54
Cabazon(b)	Riverside County, CA	West	52	Wind	39
Callahan Divide(b)	Taylor County, TX	Texas	76	Wind	114
Capricorn Ridge(c)	Sterling & Coke Counties, TX	Texas	208	Wind	364
Capricorn Ridge Expansion(c)	Sterling & Coke Counties, TX	Texas	199	Wind	298
Cerro Gordo(b)	Cerro Gordo County, IA	Midwest	55	Wind	41
Cimarron(b)	Gray County, KS	Other South	72	Wind	166
Conestogo Wind(b)(e)	Wellington County, Ontario, Canada	Canada	10	Wind	23
Crystal Lake I(b)(c)	Hancock County, IA	Midwest	100	Wind	150
Crystal Lake II	Winnebago County, IA	Midwest	80	Wind	200
Crystal Lake III	Winnebago County, IA	Midwest	44	Wind	66
Day County Wind(b)	Day County, SD	Midwest	66	Wind	99
Diablo Wind(b)	Alameda County, CA	West	31	Wind	20
Elk City Wind(b)(e)	Roger Mills & Beckham Counties, OK	Other South	43	Wind	99
Elk City Wind II	Roger Mills & Beckham Counties, OK	Other South	66	Wind	101
Endeavor Wind	Osceola County, IA	Midwest	40	Wind	100
Endeavor Wind II	Osceola County, IA	Midwest	20	Wind	50
Ensign Wind	Gray County, KS	Other South	43	Wind	99
Ghost Pine Wind	Kneehill County, Alberta, Canada	Canada	51	Wind	82
Gray County	Gray County, KS	Other South	170	Wind	112
Green Mountain(b)	Somerset County, PA	Northeast	8	Wind	10
Green Power	Riverside County, CA	West	22	Wind	17
Green Ridge Power	Alameda & Contra Costa Counties, CA	West	803	Wind	87
Hancock County(b)	Hancock County, IA	Midwest	148	Wind	98
High Winds(b)	Solano County, CA	West	90	Wind	162
Horse Hollow Wind(b)	Taylor County, TX	Texas	142	Wind	213
Horse Hollow Wind II(b)	Taylor & Nolan Counties, TX	Texas	130	Wind	299
Horse Hollow Wind III(b)	Nolan County, TX	Texas	149	Wind	224
Indian Mesa	Pecos County, TX	Texas	125	Wind	83
Jericho Wind	Lambton & Middlesex Counties, Ontario, Canada	Canada	91	Wind	147
King Mountain(b)	Upton County, TX	Texas	214	Wind	278
Lake Benton II(b)	Pipestone County, MN	Midwest	137	Wind	103
Langdon Wind(b)(c)	Cavalier County, ND	Midwest	79	Wind	118
Langdon Wind II(b)(c)	Cavalier County, ND	Midwest	27	Wind	41
Lee / DeKalb Wind	Lee & DeKalb Counties, IL	Midwest	145	Wind	217
Limon I(c)(d)	Lincoln, Elbert & Arapahoe Counties, CO	West	125	Wind	200
Limon II(c)(d)	Lincoln, Elbert & Arapahoe Counties, CO	West	125	Wind	200
Limon III(c)(d)	Lincoln County, CO	West	117	Wind	201
Logan Wind(c)	Logan County, CO	West	134	Wind	201
Majestic Wind(b)(c)	Carson County, TX	Texas	53	Wind	79
Majestic Wind II(c)	Carson & Potter Counties, TX	Texas	51	Wind	80
Mammoth Plains Wind(c)	Dewey & Blaine Counties, OK	Other South	117	Wind	199
Meyersdale(b)	Somerset County, PA	Northeast	20	Wind	30
Mill Run(b)	Fayette County, PA	Northeast	10	Wind	15
Minco Wind(b)	Grady County, OK	Other South	62	Wind	99
Minco Wind II(b)	Grady & Caddo Counties, OK	Other South	63	Wind	101

NEER Facilities	Location	Geographic Region	No. of Units	Fuel	Net Capability (MW)(a)
Minco Wind III(c)(d)	Grady, Caddo & Canadian Counties, OK	Other South	63	Wind	101
Mojave 3/4/5	Kern County, CA	West	246	Wind	41
Montezuma Wind(b)	Solano County, CA	West	16	Wind	37
Montezuma Wind II(c)(d)	Solano County, CA	West	34	Wind	78
Mount Copper(b)	Gaspésie, Quebec, Canada	Canada	30	Wind	52
Mount Miller(b)	Gaspésie, Quebec, Canada	Canada	30	Wind	52
Mountaineer Wind(b)	Preston & Tucker Counties, WV	Northeast	44	Wind	66
Mower County Wind(c)	Mower County, MN	Midwest	43	Wind	99
New Mexico Wind(b)	Quay & Debaca Counties, NM	West	136	Wind	204
North Dakota Wind(b)	LaMoure County, ND	Midwest	41	Wind	62
North Sky River(b)	Kern County, CA	West	100	Wind	162
Northern Colorado(b)(e)	Logan County, CO	West	81	Wind	174
Oklahoma / Sooner Wind(b)	Harper & Woodward Counties, OK	Other South	68	Wind	102
Oliver County Wind I(c)	Oliver County, ND	Midwest	22	Wind	51
Oliver County Wind II(c)	Oliver County, ND	Midwest	32	Wind	48
Palo Duro Wind(c)(f)	Hansford & Ochiltree Counties, TX	Texas	147	Wind	250
Peetz Table Wind(c)	Logan County, CO	West	133	Wind	199
Perrin Ranch Wind(b)(e)	Coconino County, AZ	West	62	Wind	99
Pheasant Run I(b)	Huron County, MI	Midwest	44	Wind	75
Pubnico Point(b)	Yarmouth County, Nova Scotia, Canada	Canada	17	Wind	31
Red Canyon Wind(b)	Borden, Garza & Scurry Counties, TX	Texas	56	Wind	84
Red Mesa Wind	Cibola County, NM	West	64	Wind	102
Seiling Wind(c)	Dewey County, OK	Other South	117	Wind	199
Seiling Wind II(c)	Dewey & Woodward Counties, OK	Other South	59	Wind	100
Sky River(b)	Kern County, CA	West	322	Wind	73
Somerset Wind Power(b)	Somerset County, PA	Northeast	6	Wind	9
South Dakota Wind(b)	Hyde County, SD	Midwest	27	Wind	41
Southwest Mesa(b)	Upton & Crockett Counties, TX	Texas	106	Wind	74
Stateline(b)	Umatilla County, OR and Walla Walla County, WA	West	454	Wind	300
Steele Flats(c)(d)	Jefferson & Gage Counties, NE	Other South	44	Wind	75
Story County Wind(b)(c)	Story County, IA	Midwest	100	Wind	150
Story County Wind II(b)	Story & Hardin Counties, IA	Midwest	100	Wind	150
Summerhaven(b)(e)	Haldimand County, Ontario, Canada	Canada	56	Wind	124
Tuscola Bay(b)(e)	Tuscola, Bay & Saginaw Counties, MI	Midwest	75	Wind	120
Tuscola II	Tuscola & Bay Counties, MI	Midwest	59	Wind	100
Vansycle(b)	Umatilla County, OR	West	38	Wind	25
Vansycle II	Umatilla County, OR	West	43	Wind	99
Vasco Winds(c)(d)	Contra Costa County, CA	West	33	Wind	78
Waymart(b)	Wayne County, PA	Northeast	43	Wind	65
Weatherford Wind(b)	Custer & Washita Counties, OK	Other South	98	Wind	147
Wessington Springs Wind(b)(c)	Jerauld County, SD	Midwest	34	Wind	51
White Oak(c)(d)	McLean County, IL	Midwest	100	Wind	150
Wilton Wind(b)	Burleigh County, ND	Midwest	33	Wind	49
Wilton Wind II(c)(d)	Burleigh County, ND	Midwest	33	Wind	50
Windpower Partners 1990	Alameda & Contra Costa Counties, CA	West	141	Wind	14
Windpower Partners 1991	Alameda & Contra Costa Counties, CA	West	162	Wind	16
Windpower Partners 1991-92	Alameda & Contra Costa Counties, CA	West	223	Wind	22
Windpower Partners 1992	Alameda & Contra Costa Counties, CA	West	300	Wind	30
Windpower Partners 1993(c)(d)	Riverside County, CA	West	33	Wind	50
Wolf Ridge Wind(c)(d)	Cooke County, TX	Texas	75	Wind	112
Woodward Mountain	Upton & Pecos Counties, TX	Texas	242	Wind	160
Total Wind					11,427
Contracted
Bayswater(b)	Far Rockaway, NY	Northeast	2	Gas	56
Duane Arnold	Palo, IA	Midwest	1	Nuclear	431	(g)
Genesis(b)(e)	Riverside County, CA	West	2	Solar Thermal	250
Hatch Solar	Hatch, NM	West	1	Solar CPV	5
Jamaica Bay(b)	Far Rockaway, NY	Northeast	2	Gas/Oil	54
Marcus Hook 750(b)	Marcus Hook, PA	Northeast	4	Gas	744
Moore Solar(b)(e)	Lambton County, Ontario, Canada	Canada	1	Solar PV	20
Mountain View Solar(b)	Clark County, NV	West	1	Solar PV	20

NEER Facilities	Location	Geographic Region	No. of Units	Fuel	Net Capability (MW)(a)
Planta Termosolar I & II(b)	Madrigalejo, Spain	Other	2	Solar Thermal	100
Point Beach	Two Rivers, WI	Midwest	2	Nuclear	1,190
Sombra Solar(b)(e)	Lambton County, Ontario, Canada	Canada	1	Solar PV	20
Investments in joint ventures:
Desert Sunlight(b)	Riverside County, CA	West	2	Solar PV	275
SEGS III-IX(b)	Kramer Junction & Harper Lake, CA	West	7	Solar Thermal	147
Bellingham	Bellingham, MA	Northeast	3	Gas	150
Total Contracted					3,462

Merchant
Forney(b)	Forney, TX	Texas	8	Gas	1,792
Lamar Power Partners(b)	Paris, TX	Texas	6	Gas	1,000
Maine - Cape, Wyman	Various - ME	Northeast	6	Oil	796	(h)
Marcus Hook 50	Marcus Hook, PA	Northeast	1	Gas	50
Paradise Solar	West Deptford, NJ	Northeast	1	Solar PV	5
Seabrook	Seabrook, NH	Northeast	1	Nuclear	1,100	(i)
Investment in joint venture - Sayreville	Sayreville, NJ	Northeast	3	Gas	145
Total Merchant					4,888
Total Generating Capability					19,777
Less noncontrolling interest					(199)
Total Net Generating Capability					19,578
______________________

(a)	Represents NEER's net ownership interest in plant capacity.

(b)	These generating facilities are encumbered by liens against their assets securing various financings.

(c)	NEER owns these wind facilities together with third-party investors with differential membership interests. See Note 1 - Sale of Differential Membership Interests.

(d)	Various financings are secured by the pledge of NEER's membership interests in the entities owning these wind facilities.

(e)	These generating facilities are part of the NEP portfolio and subject to a 20.1% noncontrolling interest.

(f)	This facility became part of the NEP portfolio in January 2015 and is subject to a 20.1% noncontrolling interest.

(g)	Excludes Central Iowa Power Cooperative and Corn Belt Power Cooperative's combined share of 30%.

(h)	Excludes six other energy-related partners' combined share of 16%.

(i)	Excludes Massachusetts Municipal Wholesale Electric Company's, Taunton Municipal Lighting Plant's and Hudson Light & Power Department's combined share of 11.77%.

Transmission and Distribution

At December 31, 2014, FPL owned and operated 596 substations and the following electric transmission and distribution lines:

Nominal Voltage		Overhead Lines Circuit/Pole Miles		Trench and Submarine Cables Miles
500	kV	1,106	(a)	—
230	kV	3,188		25
138	kV	1,580		52
115	kV	758		—
69	kV	164		14
Total circuit miles		6,796		91
Less than 69 kV (pole miles)		42,321		25,411
______________________
(a) Includes approximately 75 miles owned jointly with JEA.

At December 31, 2014, NEER owned and operated 171 substations and approximately 993 circuit miles of transmission lines ranging from 69 kV to 345 kV and NEET owned and operated 6 substations and approximately 624 circuit miles of 345 kV transmission lines.

Character of Ownership

Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The majority of FPL's real property is held in fee and is free from other encumbrances, subject to minor exceptions which are not of a nature as to substantially impair the usefulness to FPL of such properties. Some of FPL's electric lines are located on parcels of land which are not owned in fee by FPL but are covered by necessary consents of governmental authorities or rights obtained from owners of private property. The majority of NEER's generating facilities and transmission assets are owned by NEER subsidiaries and a number of those facilities are encumbered by liens securing various financings. Additionally, the majority of NEER's generating facilities and transmission lines are located on land leased or under easement from owners of private property. The majority of NEET’s transmission assets are encumbered by liens securing financings and the majority of its transmission lines are located on land leased or under easement from owners of private property. See Generating Facilities and Note 1 - Electric Plant, Depreciation and Amortization.

Item 3. Legal Proceedings

NEE and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses. For information regarding legal proceedings that could have a material adverse effect on NEE or FPL, see Note 13 - Legal Proceedings. Such descriptions are incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable
PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data. All of FPL's common stock is owned by NEE. NEE's common stock is traded on the New York Stock Exchange under the symbol "NEE." The high and low sales prices for the common stock of NEE as reported in the consolidated transaction reporting system of the New York Stock Exchange and the cash dividends per share declared for each quarter during the past two years are as follows:

	2014			2013
Quarter	High	Low	Cash Dividends	High	Low	Cash Dividends
First	$96.13	$83.97	$0.725	$77.79	$69.81	$0.66
Second	$102.51	$93.28	$0.725	$82.65	$74.78	$0.66
Third	$102.46	$91.79	$0.725	$88.39	$78.81	$0.66
Fourth	$110.84	$90.33	$0.725	$89.75	$78.97	$0.66

The amount and timing of dividends payable on NEE's common stock are within the sole discretion of NEE's Board of Directors. The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of NEE's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions, change in business mix and any other factors the Board of Directors deems relevant. The ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries. There are no restrictions in effect that currently limit FPL's ability to pay dividends to NEE. In February 2015, NEE announced that it would increase its quarterly dividend on its common stock from $0.725 per share to $0.77 per share. See Management's Discussion - Liquidity and Capital Resources - Covenants with respect to dividend restrictions and Note 10 - Common Stock Dividend Restrictions regarding dividends paid by FPL to NEE.

As of the close of business on January 31, 2015, there were 22,023 holders of record of NEE's common stock.

Issuer Purchases of Equity Securities. Information regarding purchases made by NEE of its common stock during the three months ended December 31, 2014 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
10/1/2014 - 10/31/14	—	—	—	13,274,748
11/1/2014 - 11/30/14	—	—	—	13,274,748
12/1/2014 - 12/31/14	462	$100.76	—	13,274,748
Total	462	$100.76	—
______________________

(a)
Consists of shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP) to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2014	2013	2012	2011	2010
SELECTED DATA OF NEE (millions, except per share amounts):
Operating revenues	$17,021	$15,136	$14,256	$15,341	$15,317
Income from continuing operations(a)(b)	$2,469	$1,677	$1,911	$1,923	$1,957
Net income(b)(c)	$2,469	$1,908	$1,911	$1,923	$1,957
Net income attributable to NEE:
Income from continuing operations(a)(b)	$2,465	$1,677	$1,911	$1,923	$1,957
Gain from discontinued operations(a)(c)	—	231	—	—	—
Total (b)(c)	$2,465	$1,908	$1,911	$1,923	$1,957
Earnings per share attributable to NEE - basic:
Continuing operations(a)(b)	$5.67	$3.95	$4.59	$4.62	$4.77
Net income(b)(c)	$5.67	$4.50	$4.59	$4.62	$4.77
Earnings per share attributable to NEE - assuming dilution:
Continuing operations(a)(b)	$5.60	$3.93	$4.56	$4.59	$4.74
Net income(b)(c)	$5.60	$4.47	$4.56	$4.59	$4.74
Dividends paid per share of common stock	$2.90	$2.64	$2.40	$2.20	$2.00
Total assets(d)	$74,929	$69,306	$64,439	$57,188	$52,994
Long-term debt, excluding current maturities	$24,367	$23,969	$23,177	$20,810	$18,013
SELECTED DATA OF FPL (millions):
Operating revenues	$11,421	$10,445	$10,114	$10,613	$10,485
Net income	$1,517	$1,349	$1,240	$1,068	$945
Total assets	$39,307	$36,488	$34,853	$31,816	$28,698
Long-term debt, excluding current maturities	$9,413	$8,473	$8,329	$7,483	$6,682
Energy sales (kWh)	113,196	107,643	105,109	106,662	107,978
Energy sales:
Residential	48.8%	50.1%	50.8%	51.2%	52.2%
Commercial	40.4	42.1	43.0	42.2	41.3
Industrial	2.6	2.7	2.9	2.9	2.9
Interchange power sales	2.8	2.3	0.7	0.9	0.8
Other(e)	5.4	2.8	2.6	2.8	2.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%
Approximate 60-minute peak load (MW):(f)
Summer season	22,900	21,576	21,440	21,619	22,256
Winter season	17,830	18,028	16,025	17,934	21,153
Average number of customer accounts (thousands):
Residential	4,169	4,097	4,052	4,027	4,004
Commercial	526	517	512	508	504
Industrial	10	10	9	9	9
Other	4	3	3	3	3
Total	4,709	4,627	4,576	4,547	4,520
Average price billed to customers (cents per kWh)	9.97	9.47	9.51	9.83	9.34
______________________

(a)	2013 amounts were reclassified to conform to current year's presentation. See Note 4 - Nonrecurring Fair Value Measurements.

(b)
Includes net unrealized mark-to-market after-tax gains (losses) associated with non-qualifying hedges of approximately $153 million, $(53) million, $(34) million, $190 million and $175 million and OTTI after-tax income (losses), net of OTTI reversals of $(2) million, $1 million, $31 million, $(6) million and $4 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively. Additionally, 2014 and 2013 includes after-tax operating loss of NEER's Spain solar projects of $32 million and $4 million, respectively, and after-tax gain (loss) associated with Maine fossil of $12 million and $(43) million, respectively (see Note 4 - Nonrecurring Fair Value Measurements). Also, on an after-tax basis, 2013 includes impairment and other charges related to the Spain Solar projects of approximately $342 million (see Note 4 - Nonrecurring Fair Value Measurements) and 2011 includes loss on the sale of natural gas-fired generating assets of approximately $98 million.

(c)	2013 includes an after-tax gain from discontinued operations of $231 million. See Note 6.

(d)	2012 includes assets held for sale of approximately $335 million.

(e)	Includes the net change in unbilled sales.

(f)	Winter season includes November and December of the current year and January to March of the following year (for 2014, through February 20, 2015).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves approximately 4.7 million customer accounts in Florida and is one of the largest rate-regulated electric utilities in the U.S., and NEER, which together with affiliated entities is the largest generator in North America of renewable energy from the wind and sun. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE by reportable segment - FPL, NEER and Corporate and Other, which is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as other income and expense items, including interest expense, income taxes and eliminating entries (see Note 14 for additional segment information, including reported results from continuing operations). The following discussions should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and all comparisons are with the corresponding items in the prior year.

	Net Income (Loss) Attributable to NEE			Earnings (Loss) Per Share, assuming dilution
	Years Ended December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
	(millions)
FPL	$1,517	$1,349	$1,240	$3.45	$3.16	$2.96
NEER(a)	985	556	687	2.24	1.30	1.64
Corporate and Other	(37)	3	(16)	(0.09)	0.01	(0.04)
NEE	$2,465	$1,908	$1,911	$5.60	$4.47	$4.56
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

During 2014, NEP, through NEER, was formed to acquire, manage and own contracted clean energy projects with stable, long-term cash flows through a limited partnership interest in NEP OpCo. On July 1, 2014, NEP completed its IPO as further described in Note 1 - NextEra Energy Partners, LP. In October 2014, NEP entered into agreements to expand its portfolio through two project acquisitions from NEER. The first acquisition, which closed in January 2015, is a 250 MW wind project that was not included in the ROFO assets. The second acquisition is a 20 MW solar project included in the ROFO assets, which is currently under construction and is expected to close in the first quarter of 2015. In December 2014, NEE and HEI announced a proposed merger. See Item 1. Business - Overview.

For the five years ended December 31, 2014, NEE delivered a total shareholder return of approximately 140.9%, above the S&P 500’s 105.1% return, the S&P 500 Utilities' 87.0% return and the Dow Jones U.S. Electricity's 79.9% return. The historical stock performance of NEE's common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

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

In 2013, an after-tax gain from discontinued operations of $231 million ($216 million recorded at NEER and $15 million recorded at Corporate and Other) was recorded in NEE's consolidated statements of income related to the sale of its ownership interest in a portfolio of hydropower generation plants and related assets located in Maine and New Hampshire (see Note 6). In addition, during 2013, an after-tax loss of $43 million ($41 million recorded at NEER and $2 million recorded at Corporate and Other) was recorded associated with the decision to pursue the sale of NEER's ownership interests in oil-fired generating plants located in Maine (Maine fossil). During 2014, NEER decided not to pursue the sale of Maine fossil and recorded an after-tax gain of $12 million to increase Maine fossil's carrying value to its estimated fair value. See Note 4 - Nonrecurring Fair Value Measurements. Also in 2013, NEER recorded an impairment of $300 million and other related charges ($342 million after-tax) related to the Spain solar projects in NEE's consolidated statements of income. See Note 4 - Nonrecurring Fair Value Measurements and Note 13 - Spain Solar Projects. In order to make period to period comparisons more meaningful, adjusted earnings also exclude the items discussed above, and, beginning in the third quarter of 2013, the after-tax operating results associated with the Spain solar projects.

The following table provides details of the adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Years Ended December 31,
	2014	2013	2012
		(millions)
Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity(a)	$153	$(53)	$(34)
Income (loss) from OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals(b)	$(2)	$1	$31
After-tax gain from discontinued operations(c)	$—	$231	$—
After-tax gain (loss) associated with Maine fossil(d)	$12	$(43)	$—
After-tax charges recorded by NEER associated with the impairment of the Spain solar projects	$—	$(342)	$—
After-tax operating loss of NEER's Spain solar projects	$(32)	$(4)	$—
______________________

(a)	For 2014, 2013 and 2012, $171 million of the gains, $54 million of losses and $37 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

(b)	For 2014, $1 million of gains are included in NEER's net income; the balance is included in Corporate and Other. For 2013 and 2012, all of the gains are included in NEER's net income.

(c)	For 2013, $216 million of the gain is included in NEER's net income; the balance is included in Corporate and Other.

(d)	For 2014, all of the gain is included in NEER's net income. For 2013, $41 million of the loss is included in NEER's net income; the balance is included in Corporate and Other.

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices and interest rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

2014 Summary

Net income attributable to NEE for 2014 was higher than 2013 by $557 million, or $1.13 per share, primarily due to higher results at FPL and NEER.

During 2014, NEE and its subsidiaries implemented initiatives determined during a 2013 enterprise-wide process focused mainly on improving productivity and reducing O&M expenses (cost savings initiative). The transition costs associated with the cost savings initiative recorded by NEE in 2013 amounted to approximately $72 million ($44 million after-tax), of which $32 million of such after-tax costs were recorded by FPL and $12 million by NEER.

FPL's increase in net income in 2014 was primarily driven by continued investments in plant in service while earning an 11.50% regulatory ROE on its retail rate base. During 2014, FPL placed in service the 1,212 MW natural gas-fired combined-cycle Riviera Beach power plant and began construction on the modernization project at the Port Everglades power plant. In 2014, FPL's average typical residential 1,000 kWh bill was the lowest among reporting electric utilities within Florida and 25% below the national average based on a rate per kWh as of July 2014. In December 2014, the FPSC approved FPL’s petition to invest in long-term natural gas supplies in the Woodford Shale region in southeastern Oklahoma and for the recovery of costs associated with the investment through the fuel clause (see Item 1. Business - FPL - FPL Sources of Generation - Fossil Operations).

NEER's results increased in 2014 reflecting higher results from new investments, net unrealized gain from non-qualifying hedge activity compared to losses on such hedges in the prior year period, and the absence of $342 million of after-tax charges associated with the impairment of the Spain solar projects recorded in 2013, partly offset by the absence of the $231 million after-tax gain from discontinued operations recorded in 2013. In 2014, NEER added approximately 1,217 MW of wind capacity in the U.S. and Canada, net of sales and dismantlements, and 265 MW of solar capacity in the U.S. and increased its backlog of contracted renewable development projects.

Corporate and Other's results in 2014 declined primarily due to consolidating tax adjustments and higher investment losses. In 2014, NEE committed to make an equity investment in a joint venture which plans to construct an approximately 300-mile natural gas pipeline. See Item 1. Business - Other NEE Operating Subsidiaries - Natural Gas Pipeline Systems - Mountain Valley Pipeline.

NEE and its subsidiaries, including FPL, require funds to support and grow their businesses. These funds are primarily provided by cash flow from operations, short- and long-term borrowings and proceeds from the sale of differential membership interests and of noncontrolling interests in subsidiaries associated with NEP and, from time to time, issuance of equity securities. As of December 31, 2014, NEE's total net available liquidity was approximately $7.0 billion, of which FPL's portion was approximately $2.1 billion.

RESULTS OF OPERATIONS

Net income attributable to NEE for 2014 was $2.47 billion, compared to $1.91 billion in 2013 and $1.91 billion in 2012. In 2014, net income attributable to NEE improved due to higher results at FPL and NEER partly offset by lower results at Corporate and Other. In 2013, net income was unfavorably affected by lower results at NEER, offset by higher results at FPL and Corporate and Other.

NEE's effective income tax rate for all periods presented reflects PTCs for wind projects at NEER and deferred income tax benefits associated with convertible ITCs under the American Recovery and Reinvestment Act of 2009, as amended (Recovery Act). PTCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by the roll off of PTCs on certain wind projects after ten years of production (PTC roll off). In addition, NEE's effective income tax rate for 2014 was unfavorably affected by a noncash income tax charge of approximately $45 million associated with structuring Canadian assets and for 2013 was unfavorably affected by the establishment of a full valuation allowance on the deferred tax assets associated with the Spain solar projects. See Note 1 - Income Taxes and - Sale of Differential Membership Interests, Note 4 - Nonrecurring Fair Value Measurements and Note 5. Also see Item 1. Business - NEER - Generation and Other Operations - NEER Fuel/Technology Mix - Policy Incentives for Renewable Energy Projects for a discussion of the Tax Increase Prevention Act of 2014.

FPL: Results of Operations

FPL obtains its operating revenues primarily from the sale of electricity to retail customers at rates established by the FPSC through base rates and cost recovery clause mechanisms. FPL’s net income for 2014, 2013 and 2012 was $1,517 million, $1,349 million and $1,240 million, respectively, representing an increase in 2014 of $168 million and an increase in 2013 of $109 million.

The use of reserve amortization in 2014 and 2013 is permitted by the 2012 rate agreement and, for 2012, the 2010 rate agreement, subject to limitations provided in the rate agreements. See Item 1. Business - FPL - FPL Regulation - FPL Rate Regulation - Base Rates for additional information on the 2012 and 2010 rate agreements. In order to earn a targeted regulatory ROE in each reporting period under the 2012 and 2010 rate agreements, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by reserve amortization to earn a targeted regulatory ROE. In certain periods, reserve amortization must be reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and costs not allowed to be recovered from customers by the FPSC. In 2014, FPL reversed reserve amortization of approximately $33 million and, in 2013 and 2012, FPL recorded reserve amortization of $155 million and $480 million, respectively.

FPL's regulatory ROE for 2014 was 11.50%, compared to 10.96% in 2013 and 11.00% in 2012. The 2013 regulatory ROE of 10.96% reflects approximately $32 million of after-tax charges associated with the cost savings initiative (see 2014 Summary above). These charges were not offset by additional reserve amortization. Excluding the impact of these charges, FPL's regulatory ROE for 2013 would have been approximately 11.25%.

In 2014, the growth in earnings for FPL was primarily driven by the following:

•
higher earnings on investment in plant in service of approximately $105 million. Investment in plant in service grew FPL's average retail rate base in 2014 by $2.3 billion reflecting, among other things, the modernized Riviera Beach power plant and ongoing transmission and distribution additions,

•	growth in wholesale services provided which increased earnings by $47 million,

•	the absence of $32 million of after-tax charges associated with the cost savings initiative recorded in 2013, and

•	higher earnings of $30 million related to the increase in the targeted regulatory ROE from 11.25% to 11.50%, partly offset by,

•
lower cost recovery clause results of $22 million primarily due to the transfer of new nuclear capacity to retail rate base as discussed below under Retail Base, Cost Recovery Clauses and Interest Expense, and

•	lower AFUDC - equity of $19 million primarily related to the Riviera Beach and Cape Canaveral power plants being placed in service in April 2014 and April 2013, respectively.

In 2013, the growth in earnings for FPL was primarily driven by the following:

•
higher earnings on investment in plant in service of approximately $175 million. Investment in plant in service grew FPL's average retail rate base in 2013 by $3.4 billion reflecting, among other things, the modernized Cape Canaveral power plant, generation power uprates at FPL's nuclear units and ongoing transmission and distribution additions, partly offset by,

•
lower cost recovery clause results of $45 million primarily due to the transfer of new nuclear capacity to retail rate base as discussed below under Retail Base, Cost Recovery Clauses and Interest Expense, and

•	the $32 million of after-tax charges associated with the cost savings initiative.

FPL's operating revenues consisted of the following:

	Years Ended December 31,
	2014	2013	2012
		(millions)
Retail base	$5,347	$4,951	$4,246
Fuel cost recovery	3,876	3,334	3,815
Net deferral of retail fuel revenues	—	—	(44)
Net recognition of previously deferred retail fuel revenues	—	44	—
Other cost recovery clauses and pass-through costs, net of any deferrals	1,766	1,837	1,858
Other, primarily wholesale and transmission sales, customer-related fees and pole attachment rentals	432	279	239
Total	$11,421	$10,445	$10,114

Retail Base

FPSC Rate Orders
In 2014 and 2013, FPL’s retail base revenues benefited from the 2012 rate agreement as retail base rates and charges were designed to increase approximately $350 million on an annualized basis, as well as a $164 million annualized retail base rate increase associated with the Cape Canaveral power plant, which was placed in service in April 2013 and a $234 million annualized retail base rate increase associated with the Riviera Beach power plant which was placed in service in April 2014. The 2012 rate agreement:

•	remains in effect until December 2016,

•	establishes FPL's allowed regulatory ROE at 10.50%, with a range of plus or minus 100 basis points, and

•	allows for an additional retail base rate increase as the modernized Port Everglades project becomes operational (which is expected by mid-2016).

In 2012, FPL's retail base revenues were impacted by the 2010 rate agreement. See Item 1. Business - FPL - FPL Regulation - FPL Rate Regulation - Base Rates for additional information on the 2012 and 2010 rate agreements.

Included in retail base revenues for 2014 was approximately $192 million of additional base revenues related to the Riviera Beach power plant which was placed in service in April 2014 and $53 million of additional retail base revenues related to the Cape Canaveral power plant which was placed in service in April 2013. Included in retail base revenues for 2013 was approximately $302 million of additional revenues associated with new retail base rates under the 2012 rate agreement and $129 million of additional retail base revenues related to the Cape Canaveral power plant. Additional retail base revenues of approximately $115 million and $237 million were recorded in 2014 and 2013, respectively, primarily related to new nuclear capacity which was placed in service in 2013 and 2012 as permitted by the FPSC's nuclear cost recovery rule. See Cost Recovery Clauses below for discussion of the nuclear cost recovery rule.

Retail Customer Usage and Growth

In 2014 and 2013, FPL experienced a 1.8% and 1.1% increase, respectively, in the average number of customer accounts and a 0.4% and 0.2% decrease, respectively, in the average usage per retail customer, which collectively, together with other factors, increased revenues by approximately $36 million and $37 million, respectively. A portion of the increase in the average number of customer accounts in 2014 and 2013 can be attributed to the remote disconnection of inactive meters (meters at premises where electric service is available but no customer is requesting service) through the use of smart meters and the subsequent establishment of valid customer accounts (reactivated customers). Generally the usage of these reactivated customers was lower than average usage customers and, accordingly, did not increase revenues proportionally. An improvement in the Florida economy contributed to the increased revenues for both periods and favorable weather contributed to the increased revenues in 2013.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to nuclear capacity, solar and environmental projects. In 2014, 2013 and 2012, cost recovery clauses contributed $93 million, $115 million and $160 million, respectively, to FPL’s net income. The decrease in 2014 and 2013 in cost recovery clause results is primarily due to the collection in both years of retail base revenues related to new nuclear capacity which was placed in service in 2013 and 2012 (see Retail Base above). In 2014, there was minimal contribution to net income from the nuclear cost recovery rule as all nuclear uprates have been placed in service and associated costs are now collected through base rates. Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the consolidated statements of income, as well as by changes in energy sales. Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service and is recovered in base rates, pre-construction costs associated with the development of two additional nuclear units at the Turkey Point site and changes in energy sales. Capacity charges are included in fuel, purchased power and interchange and franchise fee costs are included in taxes other than income taxes and other in the consolidated statements of income. Underrecovery or overrecovery of cost recovery clause and other pass-through costs can significantly affect NEE's and FPL's operating cash flows. The change from December 31, 2013 to December 31, 2014 in deferred clause and franchise expenses and in deferred clause and franchise revenues was approximately $67 million and negatively affected NEE’s and FPL’s cash flows from operating activities in 2014.

The increase in fuel cost recovery revenues in 2014 is primarily due to a higher average fuel factor of approximately $329 million and higher energy sales of $158 million. In addition, higher interchange power sales, partly offset by lower gas sales associated with an incentive mechanism allowed under the 2012 rate agreement (incentive gas sales), increased fuel cost recovery revenues in 2014 by approximately $55 million. The decrease in fuel cost recovery revenues in 2013 is primarily due to a lower average fuel factor, partly offset by incentive gas sales and higher interchange power sales (collectively, approximately $200 million).

The decrease in revenues from other cost recovery clauses and pass-through costs in 2014 and 2013 primarily reflects higher revenues in 2012 associated with the FPSC’s nuclear cost recovery rule reflective of higher earnings on additional nuclear capacity investments and the shift, in 2013 and 2014, to the collection of nuclear capacity recovery through retail base revenues (see Retail Base above). The nuclear cost recovery rule provides for the recovery of prudently incurred pre-construction costs and carrying charges (equal to the pretax AFUDC rate) on construction costs and a return on investment for new nuclear capacity through levelized charges under the capacity clause. The same rule provides for the recovery of construction costs, once property related to the new nuclear capacity goes into service, through a retail base rate increase effective beginning the following January.

Other

The increase in other revenues for 2014 primarily reflects higher wholesale revenues of approximately $131 million associated with an increase in contracted load served under existing contracts. The increase in other revenues for 2013 is primarily due to an increase in customer-related fees associated with the 2012 rate agreement.

Other Items Impacting FPL's Consolidated Statements of Income

Fuel, Purchased Power and Interchange
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Years Ended December 31,
	2014	2013	2012
		(millions)
Fuel and energy charges during the period	$3,951	$3,519	$3,657
Net deferral of retail fuel costs	(109)	(148)	—
Net recognition of previously deferred retail fuel costs	—	—	103
Other, primarily capacity charges, net of any capacity deferral	533	554	505
Total	$4,375	$3,925	$4,265

The increase in fuel and energy charges in 2014 was primarily due to higher fuel and energy prices of approximately $202 million, higher energy sales of approximately $187 million and an increase of $43 million related to incentive gas sales. The decrease in fuel and energy charges in 2013 was primarily due to lower fuel and energy prices of approximately $306 million, reflecting additional nuclear generation in 2013, which has a lower fuel cost, partly offset by gas purchased for incentive gas sales of $88 million and higher energy sales of $80 million. The additional nuclear generation in 2013 was primarily due to increased capacity of the nuclear units as a result of the nuclear uprate project and higher nuclear production reflecting lower outage duration in 2013.

O&M Expenses
FPL's O&M expenses decreased $79 million in 2014, primarily due the absence of 2013 transition costs associated with the cost savings initiative, as well as realized costs savings from this initiative. The ideas generated from the cost savings initiative are expected to keep FPL's O&M expenses recovered through base rates flat through 2016 as compared to 2012. FPL's O&M expenses decreased $74 million in 2013, reflecting lower cost recovery clause costs, which do not have a significant impact on net income, of approximately $54 million, the absence of nuclear outage costs incurred during an outage in the prior year and company-wide reductions in O&M expenses, partly offset by $52 million of transition costs associated with the cost savings initiative.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Years Ended December 31,
	2014	2013	2012
		(millions)
Reserve reversal (amortization) recorded under the 2012 and 2010 rate agreements	$33	$(155)	$(480)
Other depreciation and amortization recovered under base rates	1,211	1,105	1,013
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	188	209	126
Total	$1,432	$1,159	$659

The reserve amortization, or reversal of such amortization, recorded in 2014 and 2013 reflects adjustments to the depreciation and fossil dismantlement reserve provided under the 2012 rate agreement. At December 31, 2014, approximately $278 million of the reserve remains available for future amortization over the term of the 2012 rate agreement. Beginning in 2013, reserve amortization is recorded as a reduction of regulatory liabilities - accrued asset removal costs on the consolidated balance sheets. The reduction in the use of reserve amortization in 2014 and 2013 was primarily due to additional base revenues collected and lower base O&M expenses in the respective periods compared to the amounts recorded in the prior year periods. The increase in other depreciation and amortization expense recovered under base rates for 2014 and 2013 is primarily due to higher plant in service balances. The increase in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization in 2013 is primarily due to recoveries of prior year investment under the FPSC's nuclear cost recovery rule and higher plant in service balances associated with environmental projects under the environmental clause.

Taxes Other Than Income Taxes and Other
Taxes other than income taxes and other increased $43 million in 2014 primarily due to higher franchise and revenue taxes, neither of which impact net income, as well as higher property taxes reflecting growth in plant in service balances, partly offset by lower payroll taxes. The increase of $63 million in 2013 was primarily due to higher property taxes, reflecting growth in plant in service balances, and higher payroll taxes.

Interest Expense
The increase in interest expense in 2014 reflects higher average interest rates related to higher fixed rate debt balances, lower AFUDC - debt and higher average debt balances. The change in AFUDC - debt is due to the same factors as described below in AFUDC - equity. Interest expense on storm-recovery bonds, as well as certain other interest expense on clause-recoverable investments (collectively, clause interest), do not significantly affect net income, as the clause interest is recovered either under cost recovery clause mechanisms or through a storm-recovery bond surcharge. Clause interest for 2014, 2013 and 2012 amounted to approximately $42 million, $58 million and $81 million, respectively, and reflect the shift of nuclear capacity recovery through retail base revenues (see Retail Base and Cost Recovery Clauses above).

AFUDC - Equity
The decrease in AFUDC - equity in 2014 was primarily due to lower AFUDC - equity associated with the Riviera Beach power plant which was placed in service in April 2014 and the Cape Canaveral power plant which was placed in service in April 2013, partly offset by additional AFUDC - equity recorded on construction expenditures associated with the Port Everglades modernization project.

Capital Initiatives
FPL's 2012 rate agreement continues to provide, among other things, a high degree of base rate predictability through December 2016, including allowances for rate increases when the modernized Cape Canaveral, Riviera Beach and Port Everglades power plants are placed in service. The Cape Canaveral power plant was placed in service in April 2013 and the Riviera Beach power plant was placed in service in April 2014. The Port Everglades power plant is expected to provide approximately 1,240 MW of capacity and be placed in service by mid-2016. FPL plans to continue to strengthen the transmission and distribution infrastructure, to build three solar PV projects that are expected to provide approximately 74 MW each and be placed into service by the end of 2016 and to invest in long-term natural gas supplies. See Item 1. Business - FPL.

NEER: Results of Operations

NEER owns, develops, constructs, manages and operates electric generating facilities in wholesale energy markets primarily in the U.S. and Canada. NEER’s net income less net income attributable to noncontrolling interests for 2014, 2013 and 2012 was $985 million, $556 million and $687 million, respectively, resulting in an increase in 2014 of $429 million and a decrease in 2013 of $131 million. The primary drivers, on an after-tax basis, of these changes are in the following table.

	Increase (Decrease) From Prior Period
	Years Ended December 31,
	2014	2013
	(millions)
New investments(a)	$129	$132
Existing assets(a)	26	(13)
Gas infrastructure(b)	(27)	17
Customer supply and proprietary power and gas trading(b)	16	(4)
Asset sales and restructuring activities	6	(12)
NEP-related charge and costs	(67)	—
Interest expense, differential membership costs and other	(30)	(33)
Change in unrealized mark-to-market non-qualifying hedge activity(c)(d)	225	(17)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	—	(30)
Gain on 2013 discontinued operations(e)	(216)	216
Change in Maine fossil gain/loss(f)	53	(41)
Charges associated with the 2013 impairment of the Spain solar projects(f)	342	(342)
Operating loss of the Spain solar projects(f)	(28)	(4)
Increase (decrease) in net income less net income attributable to noncontrolling interests	$429	$(131)
______________________

(a)
Includes PTCs and state ITCs on wind projects and, for new investments, deferred income tax and other benefits associated with convertible ITCs (see Note 1 -Electric Plant, Depreciation and Amortization, - Income Taxes and - Sale of Differential Membership Interests and Note 5) but excludes allocation of interest expense or corporate general and administrative expenses. Results from new projects are included in new investments during the first twelve months of operation. A project's results are included in existing assets beginning with the thirteenth month of operation. Excludes the 99.8 MW associated with the Spain solar projects and the related operating results.

(b)	Excludes allocation of interest expense and corporate general and administrative expenses.

(c)	See Note 3 and Overview - Adjusted Earnings related to derivative instruments.

(d)	See table in Overview - Adjusted Earnings for additional detail.

(e)	See Note 6 and Overview - Adjusted Earnings for additional information.

(f)	See Note 4 - Nonrecurring Fair Value Measurements and Overview - Adjusted Earnings for additional information.

New Investments

In 2014, results from new investments increased primarily due to:

•	the addition of approximately 1,678 MW of wind generation and 545 MW of solar generation during or after 2013, and

•	higher deferred income tax and other benefits associated with ITCs of $25 million, partly offset by,

•	lower deferred income tax and other benefits associated with convertible ITCs of $15 million.

In 2013, results from new investments increased primarily due to:

•	the addition of approximately 1,897 MW of wind generation during or after 2012, and

•	higher deferred income tax and other benefits associated with convertible ITCs of $18 million, partly offset by,

•	lower state ITCs of $8 million.

Existing Assets

In 2014, results from NEER's existing asset portfolio increased primarily due to:

•	higher results from wind assets of $29 million reflecting stronger wind resource and increased availability, favorable pricing and lower operating expenses, partly offset by PTC roll off,

•	higher results of $19 million from merchant assets in the ERCOT region and $11 million from other contracted natural gas assets primarily due to favorable market conditions, and

•	increased results of $11 million at Maine fossil due to additional generation and favorable pricing related to extreme winter weather,
partly offset by,

•	lower results from the nuclear assets of approximately $30 million primarily due to lower pricing and scheduled outages in 2014, offset in part by higher nuclear decommissioning gains, and

•	lower results of $14 million due to the absence of the hydro assets which were sold in the first quarter of 2013.

In 2013, results from NEER's existing asset portfolio decreased primarily due to:

•	lower wind generation of approximately $26 million,

•	PTC roll off of $26 million, and

•	lower results of $25 million due to the absence of the hydro assets which were sold in the first quarter of 2013, partly offset by,

•	increased generation at Seabrook, primarily due to the absence of a 2012 reduction in capacity, as well as lower operating costs at that facility,

•	improved results of $16 million at Duane Arnold, primarily due to the absence of a 2012 refueling outage and favorable pricing, and

•	improved results of $11 million in the ERCOT region, primarily due to the absence of outages that occurred in 2012 at the natural gas facilities, and favorable market conditions.

Gas Infrastructure

The decrease in gas infrastructure results in 2014 is primarily due to increased depreciation expense mainly related to higher depletion rates and operating lease expenses and lower revenues (collectively, approximately $31 million) as well as $5 million of after-tax impairment charges on two oil and gas producing properties reflecting a decline in oil and natural gas prices, partly offset by gains on the sale of investments in certain wells. The increase in gas infrastructure results in 2013 is primarily due to income from additional production in 2013, partly offset by the absence of gains recorded in 2012 from exiting the hedged positions on a number of future gas production opportunities. Further declines in the price of oil and natural gas commodity products could result in additional impairments of NEER’s oil and gas producing properties. However, an impairment analysis performed under GAAP does not take into consideration the mark-to-market value of hedged positions. NEER hedges the expected output from its oil and gas producing properties for a period of time to protect against price movements; the fair value of such hedged positions at December 31, 2014 was approximately $315 million. At December 31, 2014, approximately $1.8 billion of NEE’s property, plant and equipment, net relates to the gas infrastructure business.

Customer Supply and Proprietary Power and Gas Trading

Results from customer supply and proprietary power and gas trading increased in 2014 primarily due to higher power and gas trading results and gains on gas purchase contracts, partly offset by lower results in the full requirements business reflecting the impact of extreme winter weather and market conditions in the Northeast. In 2013, results from customer supply and proprietary power and gas trading decreased primarily due to lower results in the customer supply business reflecting lower margins and mild weather conditions, partly offset by higher power and gas trading results.

Asset Sales and Restructuring Activities

Asset sales and restructuring activities in 2014 primarily include an after-tax gain of approximately $14 million on the sale of a 75 MW wind project that became operational during 2014, offset by after-tax gains of approximately $8 million recorded in 2013. Asset sales and restructuring activities in 2013 primarily include an after-tax gain of approximately $8 million on the sale of a portfolio of wind projects with net generating capacity totaling 223 MW, offset by after-tax gains of approximately $19 million related to project sales recorded in 2012.

NEP-related Charge and Costs

For 2014, NEER's results reflect an approximately $45 million noncash income tax charge associated with structuring Canadian assets and $22 million in NEP IPO transaction costs.

Interest Expense, Differential Membership Costs and Other

In 2014, interest expense, differential membership costs and other reflects higher borrowing and other costs to support the growth of the business, partly offset by favorable income tax benefits. In 2013, interest expense, differential membership costs and other reflects higher borrowing and other costs to support the growth of the business and transition costs associated with the cost savings initiative (approximately $12 million after-tax), partly offset by lower average interest rates and favorable income tax benefits.

Other Factors

Supplemental to the primary drivers of the changes in NEER's net income less net income attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for 2014 increased $858 million primarily due to:

•	higher unrealized mark-to-market gains from non-qualifying hedges ($372 million for 2014 compared to $116 million of losses on such hedges for 2013),

•	higher revenues from new investments of approximately $282 million, and

•	higher revenues from the customer supply business of $120 million, partly offset by,

•
lower revenues from existing assets of $13 million reflecting lower contracted revenues at Duane Arnold and the Spain solar projects and lower revenues in the New England Power Pool (NEPOOL) region reflecting a scheduled outage at Seabrook, partly offset by higher wind generation due to stronger wind resource and increased availability and higher revenues in the ERCOT region primarily due to favorable market conditions, and

•	lower revenues from the gas infrastructure business and other O&M service agreements.

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

•	higher revenues from new investments of approximately $262 million, including $56 million associated with the Spain solar projects, partly offset by,

•	higher unrealized mark-to-market losses from non-qualifying hedges ($116 million in 2013 compared to $115 million of gains on such hedges in 2012).

Operating Expenses
Operating expenses for 2014 decreased $6 million primarily due to:

•	the absence of a $300 million impairment charge in 2013 related to the Spain solar projects, and

•
lower other operating expenses reflecting the reimbursement by a vendor of certain O&M-related costs as well as the absence of implementation costs recorded in 2013 related to the cost savings initiative, partly offset by the NEP-related expenses, partly offset by,

•	higher fuel expense of approximately $171 million primarily in the ERCOT region and the customer supply business,

•	higher operating expenses associated with new investments of approximately $123 million, and

•	higher depreciation expense of approximately $24 million associated with the gas infrastructure business primarily related to higher depletion rates.

Operating expenses for 2013 increased $706 million primarily due to:

•	an impairment charge of $300 million related to the Spain solar projects,

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

Interest Expense
NEER’s interest expense for 2014 increased $138 million primarily due to higher average debt balances. In addition, NEER's interest expense for 2014 reflects a $64 million unfavorable change in the fair value of cash flow hedges related to interest rate swaps for which hedge accounting was discontinued in 2013, compared to approximately $3 million of favorable changes in 2013. NEER’s interest expense for 2013 increased $54 million primarily due to higher average debt balances, partly offset by lower average interest rates. NEER's interest expense in 2013 also includes approximately $23 million of additional interest expense associated with the Spain solar projects, primarily due to the absence of capitalized interest during part of the year as the projects were placed in service in 2013.

Benefits Associated with Differential Membership Interests - net
Benefits associated with differential membership interests - net in NEE's consolidated statements of income for all periods presented reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind project, net of associated costs. See Note 1 - Sale of Differential Membership Interests. For 2012, benefits associated with differential membership interests - net also includes $13 million of benefits where the investors elected to receive the convertible ITCs related to the underlying wind project.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased in 2014 primarily due to NEER's 50% equity investment in a 550 MW solar project that commenced partial operations at the end of 2013 and full operations by the end of 2014.

Gains on Disposal of Assets - net
Gains on disposal of assets - net in NEE’s consolidated statements of income for 2014, 2013 and 2012 primarily reflect gains on sales of securities held in NEER’s nuclear decommissioning funds and, for these respective periods, include approximately $14 million, $14 million and $69 million of OTTI reversals. Gains on disposal of assets - net also reflect, in 2014, a pretax gain of approximately $23 million on the sale of a 75 MW wind project, in 2013, a pretax gain of approximately $14 million on the sale of a portfolio of wind assets with generation capacity totaling 223 MW, and in 2012, a pretax gain of $13 million on the sale of a 30 MW wind project and a pretax gain of $7 million related to an investment previously accounted for under the equity method in which NEER obtained a controlling interest.

Tax Credits, Benefits and Expenses
PTCs from NEER’s wind projects are reflected in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes, and were approximately $186 million, $209 million and $203 million in 2014, 2013 and 2012, respectively. A portion of the PTCs have been allocated to investors in connection with sales of differential membership interests. In addition, NEE’s effective income tax rate for 2014, 2013 and 2012 was affected by deferred income tax benefits associated with convertible ITCs of $57 million, $71 million and $44 million, respectively. NEE's effective income tax rate for 2014 was unfavorably affected by a noncash income tax charge of approximately $45 million associated with structuring Canadian assets and for 2013 was unfavorably affected by the establishment of a full valuation allowance on the deferred tax assets associated with the Spain solar projects. See Note 5 and Overview - Adjusted Earnings for additional information.

Capital Initiatives
NEER is planning to add approximately 980 MW of new contracted U.S. wind generation, 175 MW of new contracted Canadian wind generation and 960 MW of new contracted solar generation during 2015 through 2016 and will continue to pursue other additional investment opportunities that may develop. Projects developed by NEER might be offered for sale to NEP if NEER should seek to sell the projects.

Corporate and Other: Results of Operations

Corporate and Other is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as corporate interest income and expenses. Corporate and Other allocates a portion of NEECH's corporate interest expense and shared service costs to NEER. Interest expense is allocated based on a deemed capital structure of 70% debt and, for purposes of allocating NEECH's corporate interest expense, the deferred credit associated with differential membership interests sold by NEER’s subsidiaries is included with debt. Each subsidiary’s income taxes are calculated based on the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits. Any remaining consolidated income tax benefits or expenses are recorded at Corporate and Other. The major components of Corporate and Other’s results, on an after-tax basis, are as follows:

	Years Ended December 31,
	2014	2013	2012
		(millions)
Interest expense, net of allocations to NEER	$(95)	$(109)	$(90)
Interest income	31	32	36
Federal and state income tax benefits (expenses)	(7)	15	20
Other	34	65	18
Net income (loss)	$(37)	$3	$(16)

The decrease in interest expense, net of allocations to NEER in 2014 primarily relates to a larger allocation of interest costs to NEER reflecting a need for additional capital at NEER. The increase in interest expense, net of allocations to NEER in 2013 reflects higher average debt balances, partly offset by lower average interest rates. The federal and state income tax benefits (expenses) reflect consolidating income tax adjustments and, in 2013, include a $15 million income tax benefit recorded as a gain from discontinued operations, net of federal income taxes (see Overview - Adjusted Earnings).

Other includes all other corporate income and expenses, as well as other business activities. The decrease in other in 2014 primarily reflects after-tax investment losses in 2014 and lower results from NEET. The increase in other in 2013 reflects higher results from NEET and after-tax investment gains compared to after-tax investment losses in 2012. Substantially all of such investment losses and gains, on a pretax basis, is reflected in other - net in NEE's consolidated statements of income.

Capital Initiatives
NEE will continue efforts toward regulatory approval and development of the Florida Natural Gas Pipeline System and the Mountain Valley Pipeline, as well expansion of its transmission business. See Item 1. Business - Other NEE Operating Subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries, including FPL, require funds to support and grow their businesses. These funds are used for, among other things, working capital, capital expenditures, investments in or acquisitions of assets and businesses, payment of maturing debt obligations and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance, from time to time, of short- and long-term debt and equity securities and proceeds from the sale of differential membership interests and of noncontrolling interests in subsidiaries associated with NEP, consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. In 2013, NEE entered into a confirmation of forward sale transaction to issue 6.6 million shares to a forward counterparty, on a settlement date or dates to be specified at NEE's direction, which settlement occurred on December 22, 2014. See Note 10 - Issuance of Common Stock and Forward Sale Agreement. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

Cash Flows

NEE’s increase in cash flows from operating activities for 2014 reflects operating cash generated from additional wind and solar facilities that were placed in service during or after 2013. FPL’s cash flows from operating activities remained essentially flat in 2014.

NEE's and FPL's increase in cash flows from operating activities for 2013 reflect an increase in retail base rates and charges associated with FPL's 2012 rate agreement and, for NEE, also reflects operating cash generated from approximately 1,500 MW of NEER wind projects placed in service in 2012, primarily in the fourth quarter.

Sources and uses of NEE's and FPL's cash for 2014, 2013 and 2012 were as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
	(millions)
Sources of cash:
Cash flows from operating activities	$5,500	$5,102	$3,992	$3,454	$3,558	$2,823
Long-term borrowings	5,054	4,371	6,630	997	497	1,296
Change in loan proceeds restricted for construction	—	228	314	—	—	—
Proceeds from sale of differential membership interests, net of payments	907	385	669	—	—	—
Sale of independent power and other investments	307	165	—	—	—	—
Capital contributions from NEE	—	—	—	100	275	440
Cash grants under the Recovery Act	343	165	196	—	—	—
Issuances of common stock - net	633	842	405	—	—	—
Net increase in short-term debt	451	—	61	938	99	—
Proceeds from sale of noncontrolling interest in subsidiaries	438	—	—	—	—	—
Other sources - net	—	66	141	—	30	68
Total sources of cash	13,633	11,324	12,408	5,489	4,459	4,627
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(7,017)	(6,682)	(9,461)	(3,241)	(2,903)	(4,285)
Retirements of long-term debt	(4,750)	(2,396)	(1,612)	(355)	(453)	(50)
Net decrease in short-term debt	—	(720)	—	—	—	(225)
Dividends	(1,261)	(1,122)	(1,004)	(1,550)	(1,070)	—
Repurchases of common stock	—	—	(19)	—	—	—
Other uses - net	(466)	(295)	(360)	(348)	(54)	(63)
Total uses of cash	(13,494)	(11,215)	(12,456)	(5,494)	(4,480)	(4,623)
Net increase (decrease) in cash and cash equivalents	$139	$109	$(48)	$(5)	$(21)	$4

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generating facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. The following table provides a summary of the major capital investments for 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(millions)
FPL:
Generation:
New	$744	$931	$2,488
Existing	905	655	520
Transmission and distribution	1,307	873	966
Nuclear fuel	174	212	215
General and other	148	162	95
Other, primarily change in accrued property additions and exclusion of AFUDC - equity	(37)	70	1
Total	3,241	2,903	4,285
NEER:
Wind	2,136	1,725	2,365
Solar	546	914	1,235
Nuclear, including nuclear fuel	262	269	286
Other	683	705	795
Total	3,627	3,613	4,681
Corporate and Other	149	166	495
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$7,017	$6,682	$9,461

Liquidity

At December 31, 2014, NEE's total net available liquidity was approximately $7.0 billion, of which FPL's portion was approximately $2.1 billion. The table below provides the components of FPL's and NEECH's net available liquidity at December 31, 2014.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,000	$4,850	$7,850	(b)	(b)
Less letters of credit	(3)	(843)	(846)
	2,997	4,007	7,004

Revolving credit facility	235	—	235	May 2015
Less borrowings	—	—	—
	235	—	235

Letter of credit facilities(c)	—	650	650		2017
Less letters of credit	—	(313)	(313)
	—	337	337

Subtotal	3,232	4,344	7,576

Cash and cash equivalents	14	562	576
Less commercial paper	(1,142)	-	(1,142)
Net available liquidity	$2,104	$4,906	$7,010
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

(b)	$500 million of FPL's and $750 million of NEECH's bank revolving line of credit facilities expire in 2016, essentially all of the remaining facilities at each of FPL and NEECH expire in 2020.

(c)	Only available for the issuance of letters of credit.

As of February 20, 2015, 68 banks participate in FPL’s and NEECH’s revolving credit facilities, with no one bank providing more than 6% of the combined revolving credit facilities. European banks provide approximately 32% of the combined revolving credit facilities. Pursuant to a 1998 guarantee agreement, NEE guarantees the payment of NEECH’s debt obligations under the revolving credit facilities. In order for FPL or NEECH to borrow or to have letters of credit issued under the terms of their respective revolving credit facilities, FPL, in the case of FPL, and NEE, in the case of NEECH, are required, among other things, to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. The FPL and NEECH revolving credit facilities also contain default and related acceleration provisions relating to, among other things, failure of FPL and NEE, as the case may be, to maintain the respective ratio of funded debt to total capitalization at or below the specified ratio. At December 31, 2014, each of NEE and FPL was in compliance with its required ratio.

Additionally, an indirect wholly-owned subsidiary of NEER has four variable rate Canadian revolving credit agreements with a capacity totaling C$1,000 million and expiration dates ranging from March 2015 to 2016. These facilities are available for general corporate purposes; however, the current intent is to use these facilities for the purchase, development, construction and/or operation of Canadian renewable generating assets. In order to borrow or issue letters of credit under the terms of these agreements, among other things, NEE is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. These agreements also contain certain covenants and default and related acceleration provisions relating to, among other things, failure of NEE to maintain a ratio of funded debt to total capitalization at or below the specified ratio. The payment obligations under these agreements are ultimately guaranteed by NEE. As of December 31, 2014, approximately $157 million of capacity remained available under these revolving credit agreements.

Also, an indirect wholly-owned subsidiary of NEER, has a $425 million limited-recourse variable rate construction and term loan facility maturing in 2035 and a $154 million variable rate cash grant bridge loan facility maturing in 2017. Proceeds from the borrowings under the construction and term loan facility and the cash grant bridge loan facility (cash grant loans) are available to fund a portion of the costs associated with the construction and development of a 250 MW solar PV project in California, which is expected to be completed by the end of 2016. The financing documents relating to the facilities contain default and related acceleration provisions relating to, among other things, the failure to make required payments or to observe other covenants in the financing documents (including a requirement that the solar PV project must be completed by a certain date). The payment obligations under the cash grant loans are guaranteed by NEECH, which are in turn guaranteed by NEE. Pursuant to the NEECH guarantee, if NEECH’s senior unsecured debt rating falls below a specified threshold, the guaranty shall be replaced by an acceptable guarantee of another person, an acceptable letter of credit, or cash. As of December 31, 2014, $425 million of the construction and term loan facility and approximately $29 million of the cash grant bridge loan facility remained available.

Also, NEP OpCo and NEP OpCo's direct subsidiaries (Loan Parties) entered into a $250 million variable rate, senior secured revolving credit facility that expires in 2019. The revolving credit facility includes borrowing capacity for letters of credit and incremental commitments to increase the revolving credit facility to up to $1 billion in the aggregate, subject to certain conditions. Borrowings under the revolving credit facility can be used by the Loan Parties to fund working capital and expansion projects, to make acquisitions and for general business purposes. The financing documents related to the revolving credit facility contain default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the revolving credit facility and related documents. Additionally, NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants on a quarterly basis and NEP OpCo's ability to pay cash distributions is subject to certain other restrictions. All borrowings under the revolving credit facility are guaranteed by NEP OpCo and NEP, and must be repaid by the end of the revolving credit term. As of December 31, 2014, there were no amounts drawn under the revolving credit facility.

Storm Restoration Costs

As of December 31, 2014, FPL had the capacity to absorb up to approximately $122 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC or filing a petition with the FPSC. See Note 1 – Revenue and Rates.

Dodd-Frank Act

The Dodd-Frank Act, enacted into law in July 2010, provides for, among other things, substantially increased regulation of the OTC derivatives and futures contract markets. The Dodd-Frank Act includes provisions that require certain OTC derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading platform. While the legislation is broad and detailed, there are still portions of the legislation that either require implementing rules to be adopted by federal governmental agencies including, but not limited to, the SEC and the CFTC or otherwise require further interpretive guidance from federal government agencies. NEE and FPL continue to monitor the development of rules related to the Dodd-Frank Act and have taken steps to comply with those rules that affect their businesses. A number of rules have been finalized and are effective, including the swap reporting and recordkeeping obligations applicable to derivative end users such as NEE and FPL. The implementation of these rules has not had a material effect on NEE and FPL; however, the rules have added and are expected to add more cost and compliance risks related to hedging activities. One set of rules that has been proposed, but not yet adopted, relates to mandatory margin for OTC derivatives. In addition to the U.S. proposals under the Dodd-Frank Act, European regulators have proposed similar rules that could impact trading between European dealers and U.S. counterparties. If these or similar rules, when finalized, require NEE and FPL to post significant amounts of cash collateral with respect to swap transactions, NEE's and FPL's liquidity could be materially adversely affected.

NEE and FPL cannot predict the impact these proposed rules will have on their ability to hedge their commodity and interest rate risks or on OTC derivatives markets as a whole, but management believes that they could potentially have a material adverse effect on NEE's and FPL's risk exposure, as well as reduce market liquidity and further increase the cost of hedging activities.

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

In addition, as part of contract negotiations in the normal course of business, NEE and certain of its subsidiaries, including FPL, may agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events. The specified events may include, but are not limited to, an adverse judgment in a lawsuit, the imposition of additional taxes due to a change in tax law or interpretations of the tax law or the non-receipt of renewable tax credits or proceeds from cash grants under the Recovery Act. NEE and FPL are unable to develop an estimate of the maximum potential amount of future payments under some of these contracts because events that would obligate them to make payments have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence.

In addition, NEE has guaranteed certain payment obligations of NEECH, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees and indemnifications, and NEECH has guaranteed certain debt and other obligations of NEER and its subsidiaries.

At December 31, 2014, NEE had approximately $1.3 billion of standby letters of credit ($3 million for FPL), approximately $203 million of surety bonds ($30 million for FPL) and approximately $11.2 billion notional amount of guarantees and indemnifications

($25 million for FPL), of which approximately $7.0 billion of letters of credit, guarantees and indemnifications ($6 million for FPL) have expiration dates within the next five years.

Each of NEE and FPL believe it is unlikely that it would incur any liabilities associated with these letters of credit, surety bonds, guarantees and indemnifications. Accordingly, at December 31, 2014, NEE and FPL did not have any liabilities recorded for these letters of credit, surety bonds, guarantees and indemnifications.

Shelf Registration
In August 2012, NEE, NEECH and FPL filed a shelf registration statement with the SEC for an unspecified amount of securities which became effective upon filing. The amount of securities issuable by the companies is established from time to time by their respective boards of directors. As of February 20, 2015, securities that may be issued under the registration statement include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities. As of February 20, 2015, the board-authorized capacity available to issue securities was approximately $6.5 billion for NEE and NEECH (issuable by either or both of them up to such aggregate amount) and $2.5 billion for FPL.

Contractual Obligations and Estimated Capital Expenditures

NEE’s and FPL’s commitments at December 31, 2014 were as follows:

	2015	2016	2017	2018	2019	Thereafter		Total
	(millions)
Long-term debt, including interest:(a)
FPL	$499	$500	$801	$484	$485	$15,989	(b)	$18,758
NEER	2,008	1,257	775	990	503	4,750		10,283
Corporate and Other	2,221	657	2,084	937	1,832	13,065		20,796
Purchase obligations:
FPL(c)	5,208	4,578	3,832	3,532	3,517	15,432		36,099
NEER(d)	1,770	860	135	125	75	380		3,345
Corporate and Other(e)	370	880	445	385	70	40		2,190
Elimination of FPL's purchase obligations to NEECH(f)	—	—	(59)	(87)	(84)	(1,327)		(1,557)
Asset retirement activities:(g)
FPL(h)	19	—	—	—	—	6,972		6,991
NEER(i)	—	—	—	—	—	13,217		13,217
Other commitments:
NEER(j)	97	111	130	180	166	455		1,139
Total	$12,192	$8,843	$8,143	$6,546	$6,564	$68,973		$111,261
______________________

(a)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using December 31, 2014 rates. See Note 11.

(b)
Includes $633 million of tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity. In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds. As of December 31, 2014, all tax exempt bonds tendered for purchase have been successfully remarketed. FPL’s bank revolving line of credit facilities are available to support the purchase of tax exempt bonds.

(c)
Represents required capacity and minimum charges under long-term purchased power and fuel contracts (see Note 13 - Contracts), and projected capital expenditures through 2019 (see Note 13 - Commitments).

(d)	Represents firm commitments primarily in connection with construction and development activities and fuel-related contracts. See Note 13 - Commitments and - Contracts.

(e)	Represents firm commitments primarily related to construction of natural gas pipelines. See Note 13 - Contracts.

(f)	See Note 13 - Contracts.

(g)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(h)
At December 31, 2014, FPL had approximately $3,449 million in restricted funds for the payment of future expenditures to decommission FPL’s nuclear units, which are included in NEE’s and FPL’s special use funds. See Note 12.

(i)
At December 31, 2014, NEER’s 88.23% portion of Seabrook’s and 70% portion of Duane Arnold’s and its Point Beach’s restricted funds for the payment of future expenditures to decommission its nuclear units totaled approximately $1,642 million and are included in NEE’s special use funds. See Note 12.

(j)
Represents estimated cash distributions related to differential membership interests and payments related to the acquisition of certain development rights. For further discussion of differential membership interests, see Note 1 - Sale of Differential Membership Interests.

Credit Ratings

NEE’s and FPL’s liquidity, ability to access credit and capital markets, cost of borrowings and collateral posting requirements under certain agreements are dependent on their credit ratings. At February 20, 2015, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) and Fitch Ratings (Fitch) had assigned the following credit ratings to NEE, FPL and NEECH:

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

Commitment fees and interest rates on loans under these credit facilities’ agreements are tied to credit ratings. A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper and other short-term debt issuances and additional or replacement credit facilities. In addition, a ratings downgrade could result in, among other things, the requirement that NEE subsidiaries, including FPL, post collateral under certain agreements, including, but not limited to, those related to fuel procurement, power sales and purchases, nuclear decommissioning funding, debt-related reserves and trading activities. FPL’s and NEECH’s credit facilities are available to support these potential requirements.

Covenants

NEE's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries. For example, FPL pays dividends to NEE in a manner consistent with FPL's long-term targeted capital structure. However, the mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to NEE and the issuance of additional first mortgage bonds. Additionally, in some circumstances, the mortgage restricts the amount of retained earnings that FPL can use to pay cash dividends on its common stock. The restricted amount may change based on factors set out in the mortgage. Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings. As of December 31, 2014, no retained earnings were restricted by these provisions of the mortgage and, in light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL’s first mortgage bonds including those to be issued and any other non-junior FPL indebtedness. As of December 31, 2014, coverage for the 12 months ended December 31, 2014 would have been approximately 7.2 times the annual interest requirements and approximately 3.6 times the aggregate principal requirements. New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee. As of December 31, 2014, FPL could have issued in excess of $10.7 billion of additional first mortgage bonds based on the unfunded property additions and in excess of $5.8 billion based on retired first mortgage bonds. As of December 31, 2014, no cash was deposited with the mortgage trustee for these purposes.

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

New Accounting Rules and Interpretations

Revenue Recognition - In May 2014, the Financial Accounting Standards Board issued a new accounting standard related to the recognition of revenue from contracts with customers and required disclosures. See Note 1 - Revenue and Rates.

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

Pension income and the cost of the other benefits plan are included in O&M expenses, and are calculated using a number of actuarial assumptions. Those assumptions for the years ended December 31, 2014, 2013 and 2012 include:

•	an expected long-term rate of return on qualified plan assets of 7.75% for the pension plan and 7.25%, 7.75% and 8.00% for the other benefits plan, respectively,

•	assumed increases in salary of 4.00%, and

•	weighted-average discount rates of 4.80%, 4.00% and 4.65% for the pension plan and 4.60%, 3.75% and 4.53% for the other benefits plan, respectively.

In developing these assumptions, NEE evaluated input, including other qualitative and quantitative factors, from its actuaries and consultants, as well as information available in the marketplace. In addition, for the expected long-term rate of return on fund assets, NEE considered different models, capital market return assumptions and historical returns for a portfolio with an equity/bond asset mix similar to its funds, as well as its funds' historical compounded returns. NEE believes that 7.75% and 7.25% are reasonable long-term rates of return on its pension plan and other benefits plan assets. NEE will continue to evaluate all of its actuarial assumptions, including its expected rate of return, at least annually, and will adjust them as necessary.

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

The following table illustrates the effect on net periodic benefit income of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Increase (Decrease) in 2014 Net Periodic Benefit Income
	Change in Assumption	NEE	FPL
		(millions)
Expected long-term rate of return	(0.5)%	$(17)	$(11)
Discount rate	(0.5)%	$2	$1
Salary increase	0.5%	$(1)	$(1)

NEE also utilizes actuarial assumptions about mortality to help estimate obligations of both the pension and other benefits plans. In 2014, the Society of Actuaries released revised mortality tables and mortality improvement scales, which NEE adopted effective

December 31, 2014. The adoption of the new mortality tables and mortality improvement scales did not have a material impact on the pension and other benefits plans’ obligations.

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

Assumptions and Accounting Approach

An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset’s fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. See Note 4 - Nonrecurring Fair Value Measurements.

Decommissioning and Dismantlement

The components of NEE’s and FPL’s decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	FPL
	Nuclear Decommissioning				Fossil/Solar Dismantlement				Interim Removal Costs and Other				NEECH(a)		NEE
	December 31,				December 31,				December 31,				December 31,		December 31,
	2014		2013		2014		2013		2014		2013		2014	2013	2014	2013
	(millions)
AROs	$1,303		$1,237		$48		$44		$4		$4		$631	$565	$1,986	$1,850
Less capitalized ARO asset net of accumulated depreciation	—		—		(18)		(19)		—		—		—	—	(18)	(19)
Accrued asset removal costs(b)	280		260		311		323		1,307		1,256		6	—	1,904	1,839
Asset retirement obligation regulatory expense difference(b)	2,239		2,062		20		22		(2)		(2)		—	—	2,257	2,082
Accrued decommissioning, dismantlement and other accrued asset removal costs	$3,822	(c)	$3,559	(c)	$361	(c)	$370	(c)	$1,309	(c)	$1,258	(c)	$637	$565	$6,129	$5,752
______________________

(a)	Primarily NEER.

(b)	Regulatory liability on NEE’s and FPL’s consolidated balance sheets.

(c)	Represents total amount accrued for ratemaking purposes.

Nature of Accounting Estimates

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and plant dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned and how costs will escalate with inflation. In addition, NEE and FPL also make interest rate and rate of return projections on their investments in determining recommended funding requirements for nuclear decommissioning costs. Periodically, NEE and FPL are required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs. For example, an increase of 0.25% in the assumed escalation rates would increase NEE’s and FPL’s asset retirement obligations and conditional asset retirement obligations (collectively, AROs) as of December 31, 2014 by $125 million and $103 million, respectively.

Assumptions and Accounting Approach

NEE and FPL each account for AROs under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.

FPL - For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are filed with the FPSC. The studies reflect, among other things, the expiration dates of the operating licenses for FPL’s nuclear units. The most recent studies, filed in 2010, indicate that FPL’s portion of the future cost of decommissioning its four nuclear units, including spent fuel storage above what is expected to be refunded by the DOE under the spent fuel settlement agreement, is approximately $6.2 billion, or $2.6 billion expressed in 2014 dollars.

FPL accrues the cost of dismantling its fossil and solar plants over the expected service life of each unit based on studies filed with the FPSC. Unlike nuclear decommissioning, dismantlement costs are not funded. The most recent studies became effective January 1, 2010. At December 31, 2014, FPL’s portion of the ultimate cost to dismantle its fossil and solar units is approximately $746 million, or $385 million expressed in 2014 dollars. The majority of the dismantlement costs are not considered AROs. FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC. Any differences between the ARO amount recorded and the amount recorded for ratemaking purposes are reported as a regulatory liability in accordance with regulatory accounting.

NEER - NEER records a liability for the present value of its expected decommissioning costs which is determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning. The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete. At December 31, 2014, the ARO for nuclear decommissioning of NEER’s nuclear plants totaled approximately $462 million. NEER’s portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under the spent fuel settlement agreement, is estimated to be approximately $11.9 billion, or $2.0 billion expressed in 2014 dollars.

See Note 1 - Asset Retirement Obligations and - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 12.

Regulatory Accounting

NEE’s and FPL’s regulatory assets and liabilities are as follows:

	NEE		FPL
	December 31,		December 31,
	2014	2013	2014	2013
	(millions)
Regulatory assets:
Current:
Deferred clause and franchise expenses	$268	$192	$268	$192
Derivatives	$364	$—	$364	$—
Other	$116	$116	$111	$105
Noncurrent:
Securitized storm-recovery costs	$294	$372	$294	$372
Other	$657	$426	$468	$396
Regulatory liabilities:
Current, included in other current liabilities	$26	$65	$24	$63
Noncurrent:
Accrued asset removal costs	$1,904	$1,839	$1,898	$1,839
Asset retirement obligation regulatory expense difference	$2,257	$2,082	$2,257	$2,082
Other	$476	$462	$476	$386

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

During 2013 and 2014, the changes in the fair value of NEE’s consolidated subsidiaries’ energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2012	$261	$674	$(15)	$920
Reclassification to realized at settlement of contracts	(35)	(42)	(20)	(97)
Inception value of new contracts and contracts sold	3	—	—	3
Net option premium purchases (issuances)	(61)	(12)	—	(73)
Changes in fair value excluding reclassification to realized	133	(57)	81	157
Fair value of contracts outstanding at December 31, 2013	301	563	46	910
Reclassification to realized at settlement of contracts	(51)	58	(121)	(114)
Inception value of new contracts and contracts sold	(4)	—	—	(4)
Net option premium purchases (issuances)	(65)	2	—	(63)
Changes in fair value excluding reclassification to realized	139	275	(288)	126
Fair value of contracts outstanding at December 31, 2014	320	898	(363)	855
Net margin cash collateral paid (received)				(264)
Total mark-to-market energy contract net assets (liabilities) at December 31, 2014	$320	$898	$(363)	$591

NEE’s total mark-to-market energy contract net assets (liabilities) at December 31, 2014 shown above are included on the consolidated balance sheets as follows:

December 31, 2014
(millions)
Current derivative assets	$955
Noncurrent derivative assets	994
Current derivative liabilities	(1,090)
Noncurrent derivative liabilities	(268)
NEE's total mark-to-market energy contract net assets	$591

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2014 were as follows:

	Maturity
	2015	2016	2017	2018	2019	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$60	$(5)	$—	$—	$—	$—	$55
Significant other observable inputs	(153)	37	27	4	2	(3)	(86)
Significant unobservable inputs	271	45	41	(3)	6	(9)	351
Total	178	77	68	1	8	(12)	320
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	24	1	—	—	1	—	26
Significant other observable inputs	144	138	67	43	31	58	481
Significant unobservable inputs	60	40	43	37	30	181	391
Total	228	179	110	80	62	239	898
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(369)	1	—	—	—	—	(368)
Significant unobservable inputs	5	—	—	—	—	—	5
Total	(364)	1	—	—	—	—	(363)
Total sources of fair value	$42	$257	$178	$81	$70	$227	$855

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of December 31, 2014 and 2013, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2013	$—	$2	$2	$36	$54	$43	$36	$55	$42
December 31, 2014	$—	$2	$2	$65	$62	$24	$65	$64	$24
Average for the year ended December 31, 2014	$—	$2	$2	$42	$49	$37	$42	$50	$37
______________________

(a)
Non-qualifying hedges are employed to reduce the market risk exposure to physical assets or contracts which are not marked to market. The VaR figures for the non-qualifying hedges and hedges in FPL cost recovery clauses category do not represent the economic exposure to commodity price movements.

Interest Rate Risk

NEE's and FPL's financial results are exposed to risk resulting from changes in interest rates as a result of their respective issuances of debt, investments in special use funds and other investments. NEE and FPL manage their respective interest rate exposure by monitoring current interest rates, entering into interest rate contracts and using a combination of fixed rate and variable rate debt. Interest rate contracts are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	December 31, 2014			December 31, 2013
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,965	$1,965	(a)	$2,195	$2,195	(a)
Other investments:
Debt securities	$124	$124	(a)	$113	$113	(a)
Primarily notes receivable	$525	$679	(b)	$531	$627	(b)
Long-term debt, including current maturities	$27,876	$30,337	(c)	$27,728	$28,612	(c)
Interest rate contracts - net unrealized losses	$(216)	$(216)	(d)	$(130)	$(130)	(d)
FPL:
Fixed income securities - special use funds	$1,568	$1,568	(a)	$1,735	$1,735	(a)
Long-term debt, including current maturities	$9,473	$11,105	(c)	$8,829	$9,451	(c)
______________________

(a)	Primarily estimated using quoted market prices for these or similar issues.

(b)	Primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

As of December 31, 2014, NEE had interest rate contracts with a notional amount of approximately $7.4 billion related to long-term debt issuances, of which $2.4 billion are fair value hedges at NEECH that effectively convert fixed-rate debt to a variable-rate instrument. The remaining $5.0 billion of notional amount of interest rate contracts relate to cash flow hedges to manage exposure to the variability of cash flows associated with variable-rate debt instruments, which primarily relate to NEER debt issuances. At December 31, 2014, the estimated fair value of NEE's fair value hedges and cash flow hedges was approximately $30 million and $(246) million, respectively. See Note 3.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE’s net liabilities would increase by approximately $913 million ($502 million for FPL) at December 31, 2014.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,634 million and $2,585 million ($1,561 million and $1,538 million for FPL) at December 31, 2014 and 2013, respectively. At December 31, 2014, a hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $249 million ($147 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. As of December 31, 2014, approximately 92% of NEE’s and 93% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

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

Management assessed the effectiveness of NEE's and FPL's internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013). Based on this assessment, management believes that NEE's and FPL's internal control over financial reporting was effective as of December 31, 2014.

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

JAMES L. ROBO	MORAY P. DEWHURST
James L. Robo Chairman, President and Chief Executive Officer of NEE and Chairman of FPL	Moray P. Dewhurst Vice Chairman and Chief Financial Officer, and Executive Vice President - Finance of NEE and Executive Vice President, Finance and Chief Financial Officer of FPL

CHRIS N. FROGGATT
Chris N. Froggatt Vice President, Controller and Chief Accounting Officer of NEE

ERIC E. SILAGY	KIMBERLY OUSDAHL
Eric E. Silagy President and Chief Executive Officer of FPL	Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer of FPL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NextEra Energy, Inc. and Florida Power & Light Company:

We have audited the internal control over financial reporting of NextEra Energy, Inc. and subsidiaries (NextEra Energy) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. NextEra Energy's and FPL’s management are responsible for maintaining effective internal control over financial reporting and for their assessments of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on NextEra Energy’s and FPL’s internal control over financial reporting based on our audits.

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

In our opinion, NextEra Energy and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of NextEra Energy and FPL and our report dated February 20, 2015 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NextEra Energy, Inc. and Florida Power & Light Company:

We have audited the accompanying consolidated balance sheets of NextEra Energy, Inc. and subsidiaries (NextEra Energy) and the separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2014 and 2013, and NextEra Energy's and FPL's related consolidated statements of income, NextEra Energy's consolidated statements of comprehensive income, NextEra Energy's and FPL's consolidated statements of cash flows, NextEra Energy’s consolidated statements of equity, and FPL’s consolidated statements of common shareholder’s equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of NextEra Energy's and FPL's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NextEra Energy, Inc. and subsidiaries and the financial position of Florida Power & Light Company and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NextEra Energy’s and FPL’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2015 expressed an unqualified opinion on NextEra Energy’s and FPL’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
February 20, 2015

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
OPERATING REVENUES	$17,021	$15,136	$14,256
OPERATING EXPENSES
Fuel, purchased power and interchange	5,602	4,958	5,121
Other operations and maintenance	3,149	3,194	3,155
Impairment charges	11	300	—
Depreciation and amortization	2,551	2,163	1,518
Taxes other than income taxes and other	1,324	1,280	1,186
Total operating expenses	12,637	11,895	10,980
OPERATING INCOME	4,384	3,241	3,276
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,261)	(1,121)	(1,038)
Benefits associated with differential membership interests - net	199	165	81
Equity in earnings of equity method investees	93	25	13
Allowance for equity funds used during construction	37	63	67
Interest income	80	78	86
Gains on disposal of assets - net	105	54	157
Gain (loss) associated with Maine fossil	21	(67)	—
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(13)	(11)	(16)
Other - net	—	27	(23)
Total other deductions - net	(739)	(787)	(673)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,645	2,454	2,603
INCOME TAXES	1,176	777	692
INCOME FROM CONTINUING OPERATIONS	2,469	1,677	1,911
GAIN FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	231	—
NET INCOME	2,469	1,908	1,911
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4)	—	—
NET INCOME ATTRIBUTABLE TO NEE	$2,465	$1,908	$1,911
Earnings per share attributable to NEE - basic:
Continuing operations	$5.67	$3.95	$4.59
Discontinued operations	—	0.55	—
Total	$5.67	$4.50	$4.59
Earnings per share attributable to NEE - assuming dilution:
Continuing operations	$5.60	$3.93	$4.56
Discontinued operations	—	0.54	—
Total	$5.60	$4.47	$4.56
Weighted-average number of common shares outstanding:
Basic	434.4	424.2	416.7
Assuming dilution	440.1	427.0	419.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2014	2013	2012
NET INCOME	$2,469	$1,908	$1,911
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $80 tax benefit, $45 tax expense and $55 tax benefit, respectively)	(141)	84	(106)
Reclassification from accumulated other comprehensive income to net income (net of $57, $38 and $25 tax expense, respectively)	98	67	44
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $45, $84 and $48 tax expense, respectively)	62	118	70
Reclassification from accumulated other comprehensive income to net income (net of $26, $10 and $52 tax benefit, respectively)	(41)	(17)	(77)
Defined benefit pension and other benefits plans (net of $27 tax benefit, $61 tax expense and $19 tax benefit, respectively)	(43)	97	(28)
Net unrealized gains (losses) on foreign currency translation (net of $12 and $22 tax benefit and $3 tax expense, respectively)	(25)	(45)	7
Other comprehensive income (loss) related to equity method investee (net of $5 tax benefit, $5 tax expense and $7 tax benefit, respectively)	(8)	7	(11)
Total other comprehensive income (loss), net of tax	(98)	311	(101)
COMPREHENSIVE INCOME	2,371	2,219	1,810
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2)	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$2,369	$2,219	$1,810
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(millions, except par value)

	December 31,
	2014	2013
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$68,042	$62,699
Nuclear fuel	2,006	2,059
Construction work in progress	3,591	4,690
Less accumulated depreciation and amortization	(17,934)	(16,728)
Total property, plant and equipment - net ($6,414 and $5,127 related to VIEs, respectively)	55,705	52,720
CURRENT ASSETS
Cash and cash equivalents	577	438
Customer receivables, net of allowances of $27 and $14, respectively	1,805	1,777
Other receivables	354	512
Materials, supplies and fossil fuel inventory	1,292	1,153
Regulatory assets:
Deferred clause and franchise expenses	268	192
Derivatives	364	—
Other	116	116
Derivatives	990	498
Deferred income taxes	739	753
Other	439	403
Total current assets	6,944	5,842
OTHER ASSETS
Special use funds	5,166	4,780
Other investments	1,399	1,121
Prepaid benefit costs	1,244	1,456
Regulatory assets:
Securitized storm-recovery costs ($180 and $228 related to a VIE, respectively)	294	372
Other	657	426
Derivatives	1,009	1,163
Other	2,511	1,426
Total other assets	12,280	10,744
TOTAL ASSETS	$74,929	$69,306
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 443 and 435, respectively)	$4	$4
Additional paid-in capital	7,179	6,411
Retained earnings	12,773	11,569
Accumulated other comprehensive income (loss)	(40)	56
Total common shareholders' equity	19,916	18,040
Noncontrolling interests	252	—
Total equity	20,168	18,040
Long-term debt ($1,077 and $1,207 related to VIEs, respectively)	24,367	23,969
Total capitalization	44,535	42,009
CURRENT LIABILITIES
Commercial paper	1,142	691
Current maturities of long-term debt	3,515	3,766
Accounts payable	1,354	1,200
Customer deposits	462	452
Accrued interest and taxes	474	473
Derivatives	1,289	838
Accrued construction-related expenditures	676	839
Other	751	930
Total current liabilities	9,663	9,189
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,986	1,850
Deferred income taxes	9,261	8,144
Regulatory liabilities:
Accrued asset removal costs	1,904	1,839
Asset retirement obligation regulatory expense difference	2,257	2,082
Other	476	462
Derivatives	466	473
Deferral related to differential membership interests - VIEs	2,704	2,001
Other	1,677	1,257
Total other liabilities and deferred credits	20,731	18,108
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$74,929	$69,306

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,469	$1,908	$1,911
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,551	2,163	1,518
Nuclear fuel and other amortization	345	358	259
Impairment charges	11	300	—
Unrealized gains on marked to market energy contracts	(411)	(10)	(85)
Deferred income taxes	1,205	853	682
Cost recovery clauses and franchise fees	(67)	(166)	129
Benefits associated with differential membership interests - net	(199)	(165)	(81)
Gain from discontinued operations, net of income taxes	—	(231)	—
Loss (gain) associated with Maine fossil	(21)	67	—
Other - net	155	77	(151)
Changes in operating assets and liabilities:
Customer and other receivables	(7)	(268)	(286)
Materials, supplies and fossil fuel inventory	(135)	(81)	1
Other current assets	(30)	8	(46)
Other assets	(220)	8	3
Accounts payable and customer deposits	110	122	(56)
Margin cash collateral	(59)	156	104
Income taxes	(75)	(56)	(20)
Other current liabilities	(110)	143	154
Other liabilities	(12)	(84)	(44)
Net cash provided by operating activities	5,500	5,102	3,992
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(3,067)	(2,691)	(4,070)
Independent power and other investments of NEER	(3,514)	(3,454)	(4,591)
Cash grants under the American Recovery and Reinvestment Act of 2009	343	165	196
Nuclear fuel purchases	(287)	(371)	(305)
Other capital expenditures and other investments	(149)	(166)	(495)
Sale of independent power and other investments of NEER	307	165	—
Change in loan proceeds restricted for construction	(40)	228	314
Proceeds from sale or maturity of securities in special use funds and other investments	4,621	4,405	5,301
Purchases of securities in special use funds and other investments	(4,767)	(4,470)	(5,419)
Proceeds from the sale of a noncontrolling interest in subsidiaries	438	—	—
Other - net	(246)	66	141
Net cash used in investing activities	(6,361)	(6,123)	(8,928)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	5,054	4,371	6,630
Retirements of long-term debt	(4,750)	(2,396)	(1,612)
Proceeds from sale of differential membership interests	978	448	808
Payments to differential membership investors	(71)	(63)	(139)
Net change in short-term debt	451	(720)	61
Issuances of common stock - net	633	842	405
Repurchases of common stock	—	—	(19)
Dividends on common stock	(1,261)	(1,122)	(1,004)
Other - net	(34)	(230)	(242)
Net cash provided by financing activities	1,000	1,130	4,888
Net increase (decrease) in cash and cash equivalents	139	109	(48)
Cash and cash equivalents at beginning of year	438	329	377
Cash and cash equivalents at end of year	$577	$438	$329
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,181	$1,070	$1,001
Cash paid (received) for income taxes - net	$46	$(20)	$25
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$956	$1,098	$970
Sale of hydropower generation plants through assumption of debt by buyer	$—	$700	$—
Changes in property, plant and equipment as a result of a settlement	$181	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(millions)

	Common Stock			Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares		Aggregate Par Value
Balances, December 31, 2011	416		$4	$5,270	$(53)	$(154)	$9,876	$14,943	$—	$14,943
Net income	—		—	—	—	—	1,911	1,911	—
Issuances of common stock, net of issuance cost of less than $1	6		—	367	4	—	—	371	—
Repurchases of common stock	—		—	(19)	—	—	—	(19)	—
Exercise of stock options and other incentive plan activity	2		—	98	—	—	—	98	—
Dividends on common stock(a)	—		—	—	—	—	(1,004)	(1,004)	—
Earned compensation under ESOP	—		—	34	10	—	—	44	—
Other comprehensive loss	—		—	—	—	(101)	—	(101)	—
Premium on equity units	—		—	(151)	—	—	—	(151)	—
Issuance costs on equity units	—		—	(24)	—	—	—	(24)	—
Balances, December 31, 2012	424	(b)	4	5,575	(39)	(255)	10,783	16,068	—	$16,068
Net income	—		—	—	—	—	1,908	1,908	—
Issuances of common stock, net of issuance cost of less than $1	10		—	823	4	—	—	827	—
Exercise of stock options and other incentive plan activity	1		—	74	—	—	—	74	—
Dividends on common stock(a)	—		—	—	—	—	(1,122)	(1,122)	—
Earned compensation under ESOP	—		—	37	9	—	—	46	—
Other comprehensive income	—		—	—	—	311	—	311	—
Premium on equity units	—		—	(62)	—	—	—	(62)	—
Issuance costs on equity units	—		—	(10)	—	—	—	(10)	—
Balances, December 31, 2013	435	(b)	4	6,437	(26)	56	11,569	18,040	—	$18,040
Net income	—		—	—	—	—	2,465	2,465	4
Issuances of common stock, net of issuance cost of less than $1	7		—	604	3	—	—	607	—
Exercise of stock options and other incentive plan activity	1		—	102	—	—	—	102	—
Dividends on common stock(a)	—		—	—	—	—	(1,261)	(1,261)	—
Earned compensation under ESOP	—		—	50	9	—	—	59	—
Other comprehensive loss	—		—	—	—	(96)	—	(96)	(2)
NEP acquisition of limited partnership interest in NEP OpCo	—		—	—	—	—	—	—	232
Other changes in noncontrolling interests in subsidiaries	—		—	—	—	—	—	—	18
Balances, December 31, 2014	443	(b)	$4	$7,193	$(14)	$(40)	$12,773	$19,916	$252	$20,168
______________________

(a)	Dividends per share were $2.90, $2.64 and $2.40 for the years ended December 31, 2014, 2013 and 2012, respectively.

(b)
Outstanding and unallocated shares held by the Employee Stock Ownership Plan (ESOP) Trust totaled approximately 1 million, 2 million and 3 million at December 31, 2014, 2013 and 2012, respectively; the original number of shares purchased and held by the ESOP Trust was approximately 25 million shares.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2014	2013	2012
OPERATING REVENUES	$11,421	$10,445	$10,114
OPERATING EXPENSES
Fuel, purchased power and interchange	4,375	3,925	4,265
Other operations and maintenance	1,620	1,699	1,773
Depreciation and amortization	1,432	1,159	659
Taxes other than income taxes and other	1,166	1,123	1,060
Total operating expenses	8,593	7,906	7,757
OPERATING INCOME	2,828	2,539	2,357
OTHER INCOME (DEDUCTIONS)
Interest expense	(439)	(415)	(417)
Allowance for equity funds used during construction	36	55	52
Other - net	2	5	—
Total other deductions - net	(401)	(355)	(365)
INCOME BEFORE INCOME TAXES	2,427	2,184	1,992
INCOME TAXES	910	835	752
NET INCOME(a)	$1,517	$1,349	$1,240
______________________

(a)	FPL's comprehensive income is the same as reported net income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions, except share amount)

	December 31,
	2014	2013
ELECTRIC UTILITY PLANT
Plant in service and other property	$39,027	$36,838
Nuclear fuel	1,217	1,240
Construction work in progress	1,694	1,818
Less accumulated depreciation and amortization	(11,282)	(10,944)
Total electric utility plant - net	30,656	28,952
CURRENT ASSETS
Cash and cash equivalents	14	19
Customer receivables, net of allowances of $5 and $5, respectively	773	757
Other receivables	136	137
Materials, supplies and fossil fuel inventory	848	742
Regulatory assets:
Deferred clause and franchise expenses	268	192
Derivatives	364	—
Other	111	105
Other	120	261
Total current assets	2,634	2,213
OTHER ASSETS
Special use funds	3,524	3,273
Prepaid benefit costs	1,189	1,142
Regulatory assets:
Securitized storm-recovery costs ($180 and $228 related to a VIE, respectively)	294	372
Other	468	396
Other	542	140
Total other assets	6,017	5,323
TOTAL ASSETS	$39,307	$36,488
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	6,279	6,179
Retained earnings	5,499	5,532
Total common shareholder's equity	13,151	13,084
Long-term debt ($273 and $331 related to a VIE, respectively)	9,413	8,473
Total capitalization	22,564	21,557
CURRENT LIABILITIES
Commercial paper	1,142	204
Current maturities of long-term debt	60	356
Accounts payable	647	611
Customer deposits	458	447
Accrued interest and taxes	245	272
Derivatives	370	1
Accrued construction-related expenditures	233	202
Other	331	437
Total current liabilities	3,486	2,530
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,355	1,285
Deferred income taxes	6,835	6,355
Regulatory liabilities:
Accrued asset removal costs	1,898	1,839
Asset retirement obligation regulatory expense difference	2,257	2,082
Other	476	386
Other	436	454
Total other liabilities and deferred credits	13,257	12,401
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$39,307	$36,488

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,517	$1,349	$1,240
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,432	1,159	659
Nuclear fuel and other amortization	201	184	122
Deferred income taxes	601	617	988
Cost recovery clauses and franchise fees	(67)	(166)	129
Other - net	94	46	(94)
Changes in operating assets and liabilities:
Customer and other receivables	(10)	(5)	(96)
Materials, supplies and fossil fuel inventory	(106)	(16)	33
Other current assets	(9)	15	(20)
Other assets	(103)	(12)	(41)
Accounts payable and customer deposits	28	(1)	(33)
Income taxes	(34)	384	(111)
Other current liabilities	(64)	11	68
Other liabilities	(26)	(7)	(21)
Net cash provided by operating activities	3,454	3,558	2,823
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,067)	(2,691)	(4,070)
Nuclear fuel purchases	(174)	(212)	(215)
Proceeds from sale or maturity of securities in special use funds	3,349	3,342	3,790
Purchases of securities in special use funds	(3,414)	(3,389)	(3,838)
Other - net	(268)	30	68
Net cash used in investing activities	(3,574)	(2,920)	(4,265)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	997	497	1,296
Retirements of long-term debt	(355)	(453)	(50)
Net change in short-term debt	938	99	(225)
Capital contributions from NEE	100	275	440
Dividends to NEE	(1,550)	(1,070)	—
Other - net	(15)	(7)	(15)
Net cash provided by (used in) financing activities	115	(659)	1,446
Net increase (decrease) in cash and cash equivalents	(5)	(21)	4
Cash and cash equivalents at beginning of year	19	40	36
Cash and cash equivalents at end of year	$14	$19	$40
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$417	$410	$400
Cash paid (received) for income taxes - net	$342	$(166)	$(124)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$404	$386	$472

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2011	$1,373	$5,464	$4,013	$10,850
Net income	—	—	1,240
Capital contributions from NEE	—	440	—
Other	—	(1)	1
Balances, December 31, 2012	1,373	5,903	5,254	$12,530
Net income	—	—	1,349
Capital contributions from NEE	—	275	—
Dividends to NEE	—	—	(1,070)
Other	—	1	(1)
Balances, December 31, 2013	1,373	6,179	5,532	$13,084
Net income	—	—	1,517
Capital contributions from NEE	—	100	—
Dividends to NEE	—	—	(1,550)
Balances, December 31, 2014	$1,373	$6,279	$5,499	$13,151

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

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

NextEra Energy Partners, LP - NEE, through NEER, formed NextEra Energy Partners, LP (NEP) to acquire, manage and own contracted clean energy projects with stable, long-term cash flows through a limited partnership interest in NextEra Energy Operating Partners, LP (NEP OpCo). On July 1, 2014, NEP closed its initial public offering (IPO) by issuing 18,687,500 common units representing limited partnership interests. The proceeds from the sale of the common units, net of underwriting discounts, commissions and structuring fees, were approximately $438 million. NEP used such proceeds to purchase 18,687,500 common units of NEP OpCo, of which approximately $288 million was used to purchase common units from an indirect wholly-owned subsidiary of NEE and $150 million was used to purchase common units from NEP OpCo. Through an indirect wholly-owned subsidiary, NEE retained 74,440,000 units of NEP OpCo representing a 79.9% interest in NEP's operating projects. Additionally, NEE owns a controlling general partnership interest in NEP and consolidates this entity for financial reporting purposes and presents NEP's limited partnership interest as a noncontrolling interest in NEE's consolidated financial statements. The IPO resulted in a deferred gain of approximately $299 million which is reflected in noncurrent other liabilities on NEE's consolidated balance sheet at December 31, 2014. Upon completion of the IPO, NEP, through NEER's contribution of energy projects to NEP OpCo, owned a portfolio of ten wind and solar projects with generation capacity totaling approximately 990 megawatts (MW).

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

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed. FPL's unbilled base revenues are included in customer receivables on NEE's and FPL's consolidated balance sheets and amounted to approximately $223 million and $200 million at December 31, 2014 and 2013, respectively. FPL's operating revenues also include amounts resulting from cost recovery clauses (see Regulation above), franchise fees, gross receipts taxes and surcharges related to storm-recovery bonds (see Note 8 - FPL). Franchise fees and gross receipts taxes are imposed on FPL; however, the FPSC allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise amount for those customers located in the jurisdiction that imposes the fee. Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes and other in NEE's and FPL's consolidated statements of income and were approximately $716 million, $680 million and $684 million in 2014, 2013 and 2012, respectively. The revenues from the surcharges related to storm-recovery bonds included in operating revenues in NEE's and FPL's consolidated statements of income were approximately $109 million, $108 million and $106 million in 2014, 2013 and 2012, respectively. FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on NEE's and FPL's consolidated balance sheets.

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

•
Retail base rates will be increased by the annualized base revenue requirements for FPL's three modernization projects (Cape Canaveral, Riviera Beach and Port Everglades) as each of the modernized power plants becomes operational. (Cape Canaveral and Riviera Beach became operational in April 2013 and April 2014, respectively, and Port Everglades is expected to be operational by mid-2016.)

•
Cost recovery of FPL's West County Energy Center (WCEC) Unit No. 3 will continue to occur through the capacity cost recovery clause (capacity clause) (reported as retail base revenues); however, such recovery will not be limited to the projected annual fuel cost savings as was the case in the previous rate agreement discussed below.

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

In May 2014, the Financial Accounting Standards Board issued a new accounting standard which provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows from an entity's contracts with customers. The standard is effective for NEE and FPL beginning January 1, 2017. NEE and FPL are currently evaluating the effect the adoption of this standard will have, if any, on their consolidated financial statements.

Electric Plant, Depreciation and Amortization - The cost of additions to units of property of FPL and NEER is added to electric plant in service. In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. At December 31, 2014, the electric generating, transmission, distribution and general facilities of FPL represented approximately 51%, 11%, 33% and 5%, respectively, of FPL's gross investment in electric utility plant in service and other property. Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. A number of NEER's generating facilities are encumbered by liens securing various financings. The net book value of NEER's assets serving as collateral was approximately $10.4 billion at December 31, 2014. The American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), provided for an option to elect a cash grant (convertible investment tax credits (ITCs)) for certain renewable energy

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

property (renewable property). Convertible ITCs are recorded as a reduction in property, plant and equipment on NEE's and FPL's consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. At December 31, 2014 and 2013, convertible ITCs, net of amortization, were approximately $1.6 billion ($159 million at FPL) and $1.5 billion ($165 million at FPL). At December 31, 2014 and 2013, approximately $1 million and $182 million, respectively, of such convertible ITCs are included in other receivables on NEE's consolidated balance sheets.

Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis. FPL includes in depreciation expense a provision for fossil and solar plant dismantlement, interim asset removal costs, accretion related to asset retirement obligations (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below), storm recovery amortization and amortization of pre-construction costs associated with planned nuclear units recovered through a cost recovery clause. For substantially all of FPL's property, depreciation studies are typically performed and filed with the FPSC at least every four years. As part of the 2010 FPSC rate order, the FPSC approved new depreciation rates which became effective January 1, 2010. In accordance with the 2012 rate agreement, FPL is not required to file depreciation studies during the effective period of the agreement and the previously approved depreciation rates remain in effect. As discussed in Revenue and Rates above, the use of reserve amortization (the reduction of the reserve under the 2012 rate agreement and the surplus depreciation credit under the 2010 rate agreement) is permitted under the 2012 and 2010 rate agreements. FPL files a twelve-month forecast with the FPSC each year which contains a regulatory ROE intended to be earned based on the best information FPL has at that time assuming normal weather. This forecast establishes a fixed targeted regulatory ROE. In order to earn the targeted regulatory ROE in each reporting period under the 2012 and 2010 rate agreements, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by reserve amortization or reversal to earn the targeted regulatory ROE. In accordance with the 2012 and 2010 rate agreements, FPL recorded approximately $(33) million, $155 million and $480 million of reserve (reversal) amortization in 2014, 2013 and 2012, respectively. Beginning in 2013, the reserve is amortized as a reduction of (or reversed as an increase to) regulatory liabilities - accrued asset removal costs on NEE's and FPL's consolidated balance sheets. The weighted annual composite depreciation and amortization rate for FPL's electric utility plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed above, was approximately 3.3%, 3.4% and 3.3% for 2014, 2013 and 2012, respectively.

NEER's electric plant in service less salvage value, if any, are depreciated primarily using the straight-line method over their estimated useful lives. At December 31, 2014 and 2013, wind, nuclear, natural gas and solar plants represented approximately 63% and 62%, 12% and 13%, 8% and 9%, and 7% and 6%, respectively, of NEER's depreciable electric plant in service and other property. The estimated useful lives of NEER's plants range primarily from 25 to 30 years for wind, natural gas and solar plants and from 25 to 47 years for nuclear plants. NEER reviews the estimated useful lives of its fixed assets on an ongoing basis. NEER's oil and gas production assets, representing approximately 6% of NEER's depreciable electric plant in service and other property at both December 31, 2014 and 2013, are accounted for under the successful efforts method. Depletion expenses for the acquisition of reserve rights and development costs are recognized using the unit of production method.

Nuclear Fuel - FPL and NEER have several contracts for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel. See Note 13 - Contracts. FPL's and NEER's nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity - Allowance for funds used during construction (AFUDC) is a non-cash item which represents the allowed cost of capital, including an ROE, used to finance FPL construction projects. The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income. FPSC rules limit the recording of AFUDC to projects that have an estimated cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete. FPSC rules allow construction projects below the 0.5% threshold as a component of rate base. During 2014, 2013 and 2012, FPL capitalized AFUDC at a rate of 6.34%, 6.52% and 6.41%, respectively, which amounted to approximately $50 million, $81 million and $74 million, respectively. See Note 13 - Commitments.

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

NEER capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant or sale of development rights. At December 31, 2014 and 2013, NEER's capitalized development costs totaled approximately $122 million and $162 million, respectively, which are included in noncurrent other assets on NEE's consolidated balance sheets. These costs include land rights and other third-party costs directly associated with the development of a new project. Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost. Capitalized development costs are charged to O&M expenses when it is no longer probable that these costs will be realized.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEER's construction work in progress includes construction materials, prepayments on turbine generators and other equipment, third-party engineering costs, capitalized interest and other costs directly associated with the construction and development of various projects. Interest capitalized on construction projects amounted to approximately $104 million, $109 million and $139 million during 2014, 2013 and 2012, respectively. Interest expense allocated from NextEra Energy Capital Holdings, Inc. (NEECH) to NEER is based on a deemed capital structure of 70% debt. Upon commencement of plant operation, costs associated with construction work in progress are transferred to electric plant in service and other property.

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

Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - For ratemaking purposes, FPL accrues for the cost of end of life retirement and disposal of its nuclear, fossil and solar plants over the expected service life of each unit based on nuclear decommissioning and fossil and solar dismantlement studies periodically filed with the FPSC. In addition, FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC. As approved by the FPSC, FPL previously suspended its annual decommissioning accrual. For financial reporting purposes, FPL recognizes decommissioning and dismantlement liabilities in accordance with accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred. Any differences between expense recognized for financial reporting purposes and the amount recovered through rates are reported as a regulatory liability in accordance with regulatory accounting. See Revenues and Rates, Electric Plant, Depreciation and Amortization, Asset Retirement Obligations above and Note 12.

Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval. FPL filed updated nuclear decommissioning studies with the FPSC in December 2010. These studies reflect FPL's current plans, under the operating licenses, for prompt dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2032 and 2033, respectively, and provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 in 2043. These studies also assume that FPL will be storing spent fuel on site pending removal to a U.S. government facility. The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage above what is expected to be refunded by the U.S. Department of Energy (DOE) under a spent fuel settlement agreement, to be approximately $6.2 billion, or $2.6 billion expressed in 2014 dollars.

Restricted funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's and FPL's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily classified as available for sale and carried at fair value. See Note 4. FPL does not currently make contributions to the decommissioning funds, other than the reinvestment of dividends and interest. Fund earnings, consisting of dividends, interest and realized gains and losses, as well as any changes in unrealized gains and losses are not recognized in income and are reflected as a corresponding offset in the related regulatory liability accounts. During 2014, 2013 and 2012 fund earnings on decommissioning funds were approximately $91 million, $167 million and $98 million, respectively. The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Fossil and solar plant dismantlement studies are typically performed at least every four years and are submitted to the FPSC for approval. FPL's latest fossil and solar plant dismantlement studies became effective January 1, 2010 and resulted in an annual expense of $18 million which is recorded in depreciation and amortization expense in NEE's and FPL's consolidated statements of income. At December 31, 2014, FPL's portion of the ultimate cost to dismantle its fossil and solar units is approximately $746 million, or $385 million expressed in 2014 dollars. In accordance with the 2012 rate agreement, FPL is not required to file fossil and solar dismantlement studies during the effective period of the agreement.

NEER records nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) in accordance with accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred. The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete. See Note 12. At December 31, 2014 and 2013, NEER's ARO related to nuclear decommissioning was approximately $462 million and $434 million, respectively, and was determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning. NEER's portion of the ultimate cost of decommissioning its nuclear plants, including costs associated

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $11.9 billion, or $2.0 billion expressed in 2014 dollars.

Seabrook files a comprehensive nuclear decommissioning study with the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) every four years; the most recent study was filed in 2011. Seabrook's decommissioning funding plan is also subject to annual review by the NDFC. Currently, there are no ongoing decommissioning funding requirements for Seabrook, Duane Arnold and Point Beach, however, the U.S. Nuclear Regulatory Commission (NRC), and in the case of Seabrook, the NDFC, has the authority to require additional funding in the future. NEER's portion of Seabrook's, Duane Arnold's and Point Beach's restricted funds for the payment of future expenditures to decommission these plants is included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily classified as available for sale and carried at fair value. Market adjustments result in a corresponding adjustment to other comprehensive income (OCI), except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds in NEE's consolidated statements of income. Fund earnings are recognized in income and are reinvested in the funds. See Note 4. The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes.

Major Maintenance Costs - FPL uses the accrue-in-advance method for recognizing costs associated with planned major nuclear maintenance, in accordance with regulatory treatment, and records the related accrual as a regulatory liability. FPL expenses costs associated with planned fossil maintenance as incurred. FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage. Any difference between the estimated and actual costs is included in O&M expenses when known. The accrued liability for nuclear maintenance costs at December 31, 2014 and 2013 totaled approximately $50 million and $70 million, respectively, and is included in regulatory liabilities - other on NEE's and FPL's consolidated balance sheets. For the years ended December 31, 2014, 2013 and 2012, FPL recognized approximately $76 million, $92 million and $104 million, respectively, in nuclear maintenance costs which are primarily included in O&M expenses in NEE's and FPL's consolidated statements of income.

NEER uses the deferral method to account for certain planned major maintenance costs. NEER's major maintenance costs for its nuclear generating units and combustion turbines are capitalized and amortized on a unit of production method over the period from the end of the last outage to the beginning of the next planned outage. NEER's capitalized major maintenance costs, net of accumulated amortization, totaled approximately $141 million and $92 million at December 31, 2014 and 2013, respectively, and are included in noncurrent other assets on NEE's consolidated balance sheets. For the years ended December 31, 2014, 2013 and 2012, NEER amortized approximately $81 million, $93 million and $100 million in major maintenance costs which are included in O&M expenses in NEE's consolidated statements of income.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash - At December 31, 2014 and 2013, NEE had approximately $228 million ($38 million for FPL) and $215 million ($38 million for FPL), respectively, of restricted cash included in other current assets on NEE's and FPL's consolidated balance sheets, which was restricted primarily for margin cash collateral and debt service payments. Where offsetting positions exist, restricted cash related to margin cash collateral is netted against derivative instruments. See Note 3.

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

Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve - In connection with the 2007 storm-recovery bond financing (see Note 8 - FPL), the net proceeds to FPL from the sale of the storm-recovery property were used primarily to reimburse FPL for

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its estimated net of tax deficiency in its storm and property insurance reserve (storm reserve) and provide for a storm and property insurance reserve fund (storm fund). Upon the issuance of the storm-recovery bonds, the storm reserve deficiency was reclassified to securitized storm-recovery costs and is recorded as a regulatory asset on NEE's and FPL's consolidated balance sheets. As storm-recovery charges are billed to customers, the securitized storm-recovery costs are amortized and included in depreciation and amortization in NEE's and FPL's consolidated statements of income. Marketable securities held in the storm fund are classified as available for sale and are carried at fair value with market adjustments, including any other than temporary impairment losses, resulting in a corresponding adjustment to the storm reserve. Fund earnings, net of taxes, are reinvested in the fund. The tax effects of amounts not yet recognized for tax purposes are included in accumulated deferred income taxes. The storm fund is included in special use funds on NEE's and FPL's consolidated balance sheets and was approximately $75 million and $74 million at December 31, 2014 and 2013, respectively. See Note 4.

The storm reserve that was reestablished in an FPSC financing order related to the issuance of the storm-recovery bonds was not initially reflected on NEE's and FPL's consolidated balance sheets because the associated regulatory asset did not meet the specific recognition criteria under the accounting guidance for certain regulated entities. As a result, the storm reserve will be recognized as a regulatory liability as the storm-recovery charges are billed to customers and charged to depreciation and amortization in NEE's and FPL's consolidated statements of income. Furthermore, the storm reserve will be reduced as storm costs are reimbursed. As of December 31, 2014, FPL had the capacity to absorb up to approximately $122 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC or filing a petition with the FPSC.

Impairment of Long-Lived Assets - NEE evaluates long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset's fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. See Note 4 - Nonrecurring Fair Value Measurements.

Goodwill and Other Intangible Assets - NEE's goodwill and other intangible assets are as follows:

	Weighted- Average Useful Lives	December 31,
		2014	2013
	(years)	(millions)
Goodwill:
Merchant reporting unit		$72	$72
Wind reporting unit		47	49
Fiber-optic telecommunications reporting unit		28	28
Total goodwill		$147	$149
Other intangible assets not subject to amortization, primarily land easements		$143	$143
Other intangible assets subject to amortization:
Purchased power agreements	22	$348	$70
Customer lists	5	34	35
Other, primarily transmission and development rights, permits and licenses	24	105	98
Total		487	203
Less accumulated amortization		(125)	(112)
Total other intangible assets subject to amortization - net		$362	$91

NEE's goodwill relates to various acquisitions which were accounted for using the purchase method of accounting. Other intangible assets subject to amortization are amortized, primarily on a straight-line basis, over their estimated useful lives. For the years ended December 31, 2014, 2013 and 2012, amortization expense was approximately $15 million, $13 million and $14 million, respectively, and is expected to be approximately $14 million, $24 million, $20 million, $19 million and $17 million for 2015, 2016, 2017, 2018 and 2019, respectively.

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

Accounting guidance requires recognition of the funded status of benefit plans in the balance sheet, with changes in the funded status recognized in other comprehensive income within shareholders' equity in the year in which the changes occur. Since NEE is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, this accounting guidance is reflected at NEE and not allocated to the subsidiaries. The portion of previously unrecognized actuarial gains and losses and prior service costs or credits that are estimated to be allocable to FPL as net periodic benefit (income) cost in future periods and that otherwise would be recorded in accumulated other comprehensive income (AOCI) are classified as regulatory assets and liabilities at NEE in accordance with regulatory treatment.

Stock-Based Compensation - NEE accounts for stock-based payment transactions based on grant-date fair value. Compensation costs for awards with graded vesting are recognized on a straight-line basis over the requisite service period for the entire award. See Note 10 - Stock-Based Compensation.

Income Taxes - Deferred income taxes are recognized on all significant temporary differences between the financial statement and tax bases of assets and liabilities. In connection with the tax sharing agreement between NEE and its subsidiaries, the income tax provision at each subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits. Any remaining consolidated income tax benefits or expenses are recorded at the corporate level. Included in other regulatory assets and other regulatory liabilities on NEE's and FPL's consolidated balance sheets is the revenue equivalent of the difference in accumulated deferred income taxes computed under accounting rules, as compared to regulatory accounting rules. The net regulatory asset totaled $250 million ($236 million for FPL) and $233 million ($218 million for FPL) at December 31, 2014 and 2013, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.

NEER recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service. Production tax credits (PTCs) are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes and are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets. NEE and FPL record a deferred income tax benefit created by the convertible ITCs on the difference between the financial statement and tax bases of renewable property. For NEER, this deferred income tax benefit is recorded in income tax expense in the year that the renewable property is placed in service. For FPL, this deferred income tax benefit is offset by a regulatory liability, which is amortized as a reduction of depreciation expense over the approximate lives of the related renewable property in accordance with the regulatory treatment. At December 31, 2014 and 2013, the net deferred income tax benefits associated with FPL's convertible ITCs were approximately $50 million and $52 million, respectively, and are included in other regulatory assets and regulatory liabilities on NEE's and FPL's consolidated balance sheets.

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

Sale of Differential Membership Interests - Certain subsidiaries of NEER sold their Class B membership interest in entities that have ownership interests in wind facilities, with generating capacity totaling approximately 4,490 MW at December 31, 2014, to third-party investors. In exchange for the cash received, the holders of the Class B membership interests will receive a portion of the economic attributes of the facilities, including income tax attributes, for variable periods. The transactions are not treated as a sale under the accounting rules and the proceeds received are deferred and recorded as a liability in deferral related to differential membership interests - VIEs on NEE's consolidated balance sheets. The deferred amount is being recognized in benefits associated with differential membership interests - net in NEE's consolidated statements of income as the Class B members receive their portion of the economic attributes. NEE continues to operate and manage the wind facilities, and consolidates the entities that own the wind facilities.

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

Proposed Merger - In December 2014, NEE and Hawaiian Electric Industries, Inc. (HEI) entered into an Agreement and Plan of Merger (the merger agreement) pursuant to which Hawaiian Electric Company, Inc., HEI's wholly-owned electric utility subsidiary,

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

will become a wholly-owned subsidiary of NEE and each outstanding share of HEI common stock will be converted into the right to receive 0.2413 shares of NEE common stock. The companies are working to complete the merger by the end of 2015. However, completion of the merger and the actual closing date depend upon the satisfaction of a number of conditions, including approval by HEI shareholders and the receipt of required regulatory approvals. The merger agreement contains certain termination rights and provides that, upon termination of the merger agreement under specified circumstances, HEI or NEE, as the case may be, would be required to pay to the other party a termination fee of $90 million and reimburse the other party for up to $5 million of its documented out-of-pocket expenses incurred in connection with the merger agreement.

2. Employee Retirement Benefits

Employee Benefit Plans and Other Postretirement Plan - NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries. NEE also has a SERP, which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees. The impact of this SERP component is included within pension benefits in the following tables, and was not material to NEE's financial statements for the years ended December 31, 2014, 2013 and 2012. In addition to pension benefits, NEE sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

Plan Assets, Benefit Obligations and Funded Status - The changes in assets and benefit obligations of the plans and the plans' funded status are as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	(millions)
Change in plan assets:
Fair value of plan assets at January 1	$3,692	$3,385	$26	$26
Actual return on plan assets	203	455	2	2
Employer contributions(a)	3	1	28	28
Participant contributions	—	—	6	5
Benefit payments(a)	(200)	(149)	(39)	(35)
Fair value of plan assets at December 31	$3,698	$3,692	$23	$26
Change in benefit obligation:
Obligation at January 1	$2,254	$2,372	$354	$397
Service cost	63	73	3	4
Interest cost	102	95	16	14
Participant contributions	—	—	6	5
Plan amendments	(11)	—	—	—
Special termination benefits(b)	—	46	—	—
Actuarial losses (gains) - net	264	(183)	20	(31)
Benefit payments(a)	(200)	(149)	(39)	(35)
Obligation at December 31(c)	$2,472	$2,254	$360	$354
Funded status:
Prepaid (accrued) benefit cost at NEE at December 31	$1,226	$1,438	$(337)	$(328)
Prepaid (accrued) benefit cost at FPL at December 31	$1,186	$1,139	$(234)	$(249)
______________________

(a)
Employer contributions and benefit payments include only those amounts contributed directly to, or paid directly from, plan assets. FPL's portion of contributions related to SERP benefits was less than $1 million for 2014 and 2013, respectively. FPL's portion of contributions related to other benefits was $27 million and $25 million for 2014 and 2013, respectively.

(b)	Reflects an enhanced early retirement program offered in 2013 as part of an enterprise-wide cost savings initiative.

(c)
NEE's accumulated pension benefit obligation, which includes no assumption about future salary levels, for its pension plans at December 31, 2014 and 2013 was $2,417 million and $2,197 million, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's and FPL's prepaid (accrued) benefit cost shown above are included on the consolidated balance sheets as follows:

	NEE				FPL
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2014	2013	2014	2013	2014	2013	2014	2013
				(millions)
Prepaid benefit costs	$1,244	$1,456	$—	$—	$1,189	$1,142	$—	$—
Accrued benefit cost included in other current liabilities	(4)	(5)	(23)	(26)	(2)	(2)	(19)	(22)
Accrued benefit cost included in other liabilities	(14)	(13)	(314)	(302)	(1)	(1)	(215)	(227)
Prepaid (accrued) benefit cost at December 31	$1,226	$1,438	$(337)	$(328)	$1,186	$1,139	$(234)	$(249)

NEE's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid (accrued) benefit cost are as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
		(millions)
Components of AOCI:
Unrecognized prior service benefit (cost) (net of $1 and $4 tax benefit and $2 and $2 tax expense, respectively)	$(2)	$(8)	$3	$4
Unrecognized gain (loss) (net of $10 tax benefit, $18 tax expense and $5 and $3 tax benefit, respectively)	(16)	30	(5)	(3)
Total	$(18)	$22	$(2)	$1

NEE's unrecognized amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid (accrued) benefit cost are as follows:

	Regulatory Assets (Liabilities) (Pension)		Regulatory Assets (Liabilities) (SERP and Other)
	2014	2013	2014	2013
	(millions)
Unrecognized prior service cost (benefit)	$10	$25	$(13)	$(14)
Unrecognized losses (gains)	128	(98)	46	29
Total	$138	$(73)	$33	$15

The following table provides the weighted-average assumptions used to determine benefit obligations for the plans. These rates are used in determining net periodic benefit cost in the following year.

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Discount rate	3.95%	4.80%	3.85%	4.60%
Salary increase	4.10%	4.00%	4.10%	4.00%

With regard to the other benefits plan, currently the retiree cost sharing structure largely insulates NEE and FPL from the effects of any future increase in health care costs. An increase or decrease of one percentage point in assumed health care cost trend rates would have a corresponding effect on the other benefits accumulated obligation of approximately $2 million at December 31, 2014.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The NEE pension plan fund's current target asset allocation, which is expected to be reached over time, is 45% equity investments, 32% fixed income investments, 13% alternative investments and 10% convertible securities. The pension fund's investment strategy emphasizes traditional investments, broadly diversified across the global equity and fixed income markets, using a combination of different investment styles and vehicles. The pension fund's equity and fixed income holdings consist of both directly held securities as well as commingled investment arrangements such as common and collective trusts, pooled separate accounts, registered investment companies and limited partnerships. The pension fund's convertible security assets are principally direct holdings of convertible securities and includes a convertible security oriented limited partnership. The pension fund's alternative investment holdings are primarily absolute return oriented limited partnerships that use a broad range of investment strategies on a global basis and real estate oriented investments in limited partnerships.

The fair value measurements of NEE's pension plan assets by fair value hierarchy level are as follows:

	December 31, 2014(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$984	$31	$—	$1,015
Equity commingled vehicles(c)	—	767	—	767
U.S. Government and municipal bonds	144	20	—	164
Corporate debt securities(d)	—	355	—	355
Asset-backed securities	—	223	—	223
Debt security commingled vehicles(e)	—	209	—	209
Convertible securities	45	229	—	274
Limited partnerships(f)	—	293	398	691
Total	$1,173	$2,127	$398	$3,698
______________________

(a)	See Note 4 for discussion of fair value measurement techniques and inputs.

(b)	Includes foreign investments of $321 million.

(c)	Includes foreign investments of $306 million. Fair values have been estimated using net asset value (NAV) per share of the investments.

(d)	Includes foreign investments of $88 million.

(e)	Includes foreign investments of $15 million and $148 million of short-term commingled vehicles. Fair values have been estimated using NAV per share of the investments.

(f)
Includes foreign investments of $185 million. Also includes fixed income oriented commingled investment arrangements of $426 million, convertible security oriented limited partnerships of $77 million and alternative investments of $188 million. Fair values have been estimated using NAV per share of the investments. Those investments subject to certain restrictions have been classified as Level 3.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$1,028	$—	$—	$1,028
Equity commingled vehicles(c)	—	656	—	656
U.S. Government and municipal bonds	115	35	—	150
Corporate debt securities(d)	—	348	—	348
Asset-backed securities	—	249	—	249
Debt security commingled vehicles(e)	—	526	—	526
Convertible securities	46	236	—	282
Limited partnerships(f)	—	226	227	453
Total	$1,189	$2,276	$227	$3,692
______________________

(a)	See Note 4 for discussion of fair value measurement techniques and inputs.

(b)	Includes foreign investments of $337 million.

(c)	Includes foreign investments of $234 million. Fair values have been estimated using NAV per share of the investments.

(d)	Includes foreign investments of $67 million.

(e)	Includes foreign investments of $54 million and $145 million of short-term commingled vehicles. Fair values have been estimated using NAV per share of the investments.

(f)
Includes foreign investments of $104 million. Also, includes fixed income oriented commingled investment arrangements of $244 million, convertible security oriented limited partnerships of $80 million and alternative investments of $129 million. Fair values have been estimated using NAV per share of the investments. Those investments subject to certain restrictions have been classified as Level 3.

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

The fair value measurements of NEE's other benefits plan assets at December 31, 2014 and 2013 are substantially all Level 2 and include approximately $14 million and $18 million of equity commingled vehicles (of which $3 million and $5 million were foreign investments) and $8 million and $6 million of debt security commingled vehicles, respectively.

Expected Cash Flows - NEE anticipates paying approximately $23 million for eligible retiree medical expenses on behalf of the other benefits plan during 2015.

The following table provides information about benefit payments expected to be paid by the plans, net of government drug subsidy, for each of the following calendar years:

	Pension Benefits	Other Benefits
	(millions)
2015	$154	$28
2016	$157	$27
2017	$162	$29
2018	$167	$28
2019	$169	$27
2020 - 2024	$880	$123

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Periodic Cost - The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
			(millions)
Service cost	$63	$73	$65	$3	$4	$5
Interest cost	102	95	98	16	14	18
Expected return on plan assets	(241)	(237)	(238)	(1)	(1)	(2)
Amortization of transition obligation	—	—	—	—	—	1
Amortization of prior service cost (benefit)	5	7	5	(3)	(2)	(1)
Amortization of losses	—	2	—	—	2	—
SERP settlements	—	—	3	—	—	—
Special termination benefits	—	46	—	—	—	—
Net periodic benefit (income) cost at NEE	$(71)	$(14)	$(67)	$15	$17	$21
Net periodic benefit (income) cost at FPL	$(46)	$(5)	$(43)	$11	$13	$16

Other Comprehensive Income - The components of net periodic benefit income (cost) recognized in OCI for the plans are as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
			(millions)
Prior service benefit (cost) (net of $3 tax expense, $3 tax benefit and $4 tax expense, respectively)	$4	$—	$(6)	$—	$—	$7
Net gains (losses) (net of $29 tax benefit, $58 tax expense, $16 tax benefit, $1 tax benefit, $3 tax expense and $3 tax benefit, respectively)	(45)	91	(25)	(3)	4	(5)
Amortization of prior service benefit	1	2	1	—	—	—
Total	$(40)	$93	$(30)	$(3)	$4	$2

Regulatory Assets (Liabilities) - The components of net periodic benefit (income) cost recognized during the year in regulatory assets (liabilities) for the plans are as follows:

	Regulatory Assets (Liabilities) (Pension)		Regulatory Assets (Liabilities) (SERP and Other)
	2014	2013	2014	2013
	(millions)
Prior service benefit	$(12)	$—	$(1)	$—
Unrecognized losses (gains)	226	(252)	17	(26)
Amortization of prior service cost (benefit)	(3)	(4)	2	1
Amortization of unrecognized losses	—	(1)	—	(2)
Total	$211	$(257)	$18	$(27)

The weighted-average assumptions used to determine net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.80%	4.00%	4.65%	4.60%	3.75%	4.53%	(a)
Salary increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term rate of return(b)	7.75%	7.75%	7.75%	7.25%	7.75%	8.00%
______________________

(a)	Reflects a mid-year rate change due to cost remeasurement resulting from a plan amendment.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Contribution Plans - NEE offers employee retirement savings plans which allow eligible participants to contribute a percentage of qualified compensation through payroll deductions. NEE makes matching contributions to participants' accounts. Defined contribution expense pursuant to these plans was approximately $59 million, $46 million and $44 million for NEE ($37 million, $30 million and $29 million for FPL) for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 10 - Employee Stock Ownership Plan.

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

With respect to commodities related to NEE's competitive energy business, NEER employs risk management procedures to conduct its activities related to optimizing the value of its power generation and gas infrastructure assets, providing full energy and capacity requirements services primarily to distribution utilities, and engaging in power and gas marketing and trading activities to take advantage of expected future favorable price movements and changes in the expected volatility of prices in the energy markets. These risk management activities involve the use of derivative instruments executed within prescribed limits to manage the risk associated with fluctuating commodity prices. Transactions in derivative instruments are executed on recognized exchanges or via the over-the-counter (OTC) markets, depending on the most favorable credit terms and market execution factors. For NEER's power generation and gas infrastructure assets, derivative instruments are used to hedge the commodity price risk associated with the fuel requirements of the assets, where applicable, as well as to hedge all or a portion of the expected output of these assets. These hedges are designed to reduce the effect of adverse changes in the wholesale forward commodity markets associated with NEER's power generation and gas infrastructure assets. With regard to full energy and capacity requirements services, NEER is required to vary the quantity of energy and related services based on the load demands of the customers served. For this type of transaction, derivative instruments are used to hedge the anticipated electricity quantities required to serve these customers and reduce the effect of unfavorable changes in the forward energy markets. Additionally, NEER takes positions in the energy markets based on differences between actual forward market levels and management's view of fundamental market conditions, including supply/demand imbalances, changes in traditional flows of energy, changes in short- and long-term weather patterns and anticipated regulatory and legislative outcomes. NEER uses derivative instruments to realize value from these market dislocations, subject to strict risk management limits around market, operational and credit exposure.

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

While most of NEE's derivatives are entered into for the purpose of managing commodity price risk, optimizing the value of NEER's power generation and gas infrastructure assets, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable. For interest rate and foreign currency derivative instruments, generally NEE assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of OCI and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period. In April 2013, NEE discontinued hedge accounting for cash flow hedges related to interest rate swaps associated with the solar projects in Spain (see Note 13 - Spain Solar Projects). At December 31, 2014, NEE's AOCI included amounts related to interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $53 million of net losses included in AOCI at December 31, 2014 is expected to be reclassified into earnings within the next 12

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

months as the principal and/or interest payments are made. Such amounts assume no change in interest rates, currency exchange rates or scheduled principal payments.

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at December 31, 2014 and December 31, 2013, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 4 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the consolidated balance sheets.

	December 31, 2014
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$—	$—	$6,145	$5,290	$1,949	$1,358
Interest rate contracts	35	126	—	125	50	266
Foreign currency swaps	—	131	—	—	—	131
Total fair values	$35	$257	$6,145	$5,415	$1,999	$1,755

FPL:
Commodity contracts	$—	$—	$8	$371	$7	$370

Net fair value by NEE balance sheet line item:
Current derivative assets(a)					$990
Noncurrent derivative assets(b)					1,009
Current derivative liabilities(c)						$1,289
Noncurrent derivative liabilities(d)						466
Total derivatives					$1,999	$1,755

Net fair value by FPL balance sheet line item:
Current other assets					$6
Noncurrent other assets					1
Current derivative liabilities						$370
Total derivatives					$7	$370
______________________

(a)	Reflects the netting of approximately $197 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $97 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $20 million in margin cash collateral paid to counterparties.

(d)	Reflects the netting of approximately $10 million in margin cash collateral paid to counterparties.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$—	$—	$4,543	$3,633	$1,571	$940
Interest rate contracts	89	127	1	93	90	220
Foreign currency swaps	—	50	—	101	—	151
Total fair values	$89	$177	$4,544	$3,827	$1,661	$1,311

FPL:
Commodity contracts	$—	$—	$55	$9	$48	$2

Net fair value by NEE balance sheet line item:
Current derivative assets(a)					$498
Noncurrent derivative assets(b)					1,163
Current derivative liabilities						$838
Noncurrent derivative liabilities						473
Total derivatives					$1,661	$1,311

Net fair value by FPL balance sheet line item:
Current other assets					$48
Current derivative liabilities						$1
Noncurrent other liabilities						1
Total derivatives					$48	$2
______________________

(a)	Reflects the netting of approximately $181 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $98 million in margin cash collateral received from counterparties.

At December 31, 2014 and 2013, NEE had approximately $60 million and $24 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's consolidated balance sheets. Additionally, at December 31, 2014 and 2013, NEE had approximately $122 million and $42 million (none at FPL), respectively, in margin cash collateral provided to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's cash flow hedges are recorded in NEE's consolidated financial statements (none at FPL) as follows:

	Year Ended December 31, 2014				Year Ended December 31, 2013				Year Ended December 31, 2012
	Interest Rate Contracts	Foreign Currency Swaps		Total	Interest Rate Contracts	Foreign Currency Swaps		Total	Commodity Contracts	Interest Rate Contracts	Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$(132)	$(89)		$(221)	$150	$(21)		$129	$—	$(131)	$(30)		$(161)
Gains (losses) reclassified from AOCI to net income(a)	$(77)	$(78)	(b)	$(155)	$(61)	$(44)	(b)	$(105)	$8	$(56)	$(21)	(b)	$(69)
______________________

(a)	Included in operating revenues for commodity contracts and interest expense for interest rate contracts.

(b)	For 2014, 2013 and 2012, losses of approximately $8 million, $4 million and $3 million, respectively, are included in interest expense and the balances are included in other - net.

For the years ended December 31, 2014, 2013 and 2012, NEE recorded gains (losses) of approximately $20 million, $(65) million and $44 million, respectively, on fair value hedges which resulted in corresponding increases (decreases) in the related debt.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's consolidated statements of income as follows:

	Years Ended December 31,
	2014	2013	2012
	(millions)
Commodity contracts:(a)
Operating revenues	$420	$76	$171
Fuel, purchased power and interchange	1	—	38
Foreign currency swap - other - net	(1)	(72)	(60)
Interest rate contracts - interest expense	(64)	3	—
Total	$356	$7	$149
______________________

(a)
For the years ended December 31, 2014, 2013 and 2012, FPL recorded gains (losses) of approximately $(289) million, $81 million and $(177) million, respectively, related to commodity contracts as regulatory liabilities (assets) on its consolidated balance sheets.

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

	December 31, 2014				December 31, 2013
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(73)	MWh(a)	—		(276)	MWh(a)	—
Natural gas	1,436	MMBtu(b)	845	MMBtu(b)	1,140	MMBtu(b)	674	MMBtu(b)
Oil	(11)	barrels	—		(10)	barrels	—
______________________

(a)	Megawatt-hours

(b)	One million British thermal units

At December 31, 2014 and 2013, NEE had interest rate contracts with notional amounts totaling approximately $7.4 billion and $6.5 billion, respectively, and foreign currency swaps with notional amounts totaling $661 million and $662 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At December 31, 2014 and 2013, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $2.7 billion ($369 million for FPL) and $2.1 billion ($9 million for FPL), respectively.

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $700 million ($130 million at FPL) as of December 31, 2014 and $400 million ($20 million at FPL) as of December 31, 2013. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.8 billion ($0.7 billion at FPL) and $2.3 billion ($0.4 billion at FPL) as of December 31, 2014 and 2013, respectively. Some contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $850 million ($200 million at FPL) and $800 million ($150 million at FPL) as of December 31, 2014 and 2013, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At December 31, 2014, applicable NEE subsidiaries have posted approximately $20 million (none at FPL) in cash which could be applied toward the collateral requirements described above. In addition, at December 31, 2014 and 2013, applicable NEE subsidiaries have posted approximately $236 million (none at FPL) and $210 million (none at FPL), respectively, in the form of letters of credit which could be applied toward the collateral requirements described above. FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2014
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$32	$—		$—		$32
Special use funds:(b)
NEE:
Equity securities	$1,217	$1,417	(c)	$—		$2,634
U.S. Government and municipal bonds	$520	$191		$—		$711
Corporate debt securities	$—	$704		$—		$704
Mortgage-backed securities	$—	$493		$—		$493
Other debt securities	$25	$32		$—		$57
FPL:
Equity securities	$324	$1,237	(c)	$—		$1,561
U.S. Government and municipal bonds	$435	$165		$—		$600
Corporate debt securities	$—	$501		$—		$501
Mortgage-backed securities	$—	$422		$—		$422
Other debt securities	$25	$20		$—		$45
Other investments:
NEE:
Equity securities	$35	$1		$—		$36
Debt securities	$5	$170		$—		$175
Derivatives:
NEE:
Commodity contracts	$1,801	$3,177		$1,167	$(4,196)	$1,949	(d)
Interest rate contracts	$—	$35		$—	$15	$50	(d)
FPL - commodity contracts	$—	$2		$6	$(1)	$7	(d)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,720	$3,150		$420	$(3,932)	$1,358	(d)
Interest rate contracts	$—	$126		$125	$15	$266	(d)
Foreign currency swaps	$—	$131		$—	$—	$131	(d)
FPL - commodity contracts	$—	$370		$1	$(1)	$370	(d)
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

(b)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at the Carrying Amount below.

(c)	Primarily invested in commingled funds whose underlying investments would be Level 1 if those investments were held directly by NEE or FPL.

(d)	See Note 3 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at December 31, 2014 are as follows:

Transaction Type	Fair Value at December 31, 2014		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$487	$97	Discounted cash flow	Forward price (per MWh)	$6	—	$119
Forward contracts - gas	74	55	Discounted cash flow	Forward price (per MMBtu)	$1	—	$6
Forward contracts - other commodity related	44	41	Discounted cash flow	Forward price (various)	$—	—	$13
Options - power	114	92	Option models	Implied correlations	(4)%	—	98%
				Implied volatilities	1%	—	166%
Options - gas	54	98	Option models	Implied correlations	(4)%	—	98%
				Implied volatilities	1%	—	146%
Full requirements and unit contingent contracts	394	37	Discounted cash flow	Forward price (per MWh)	$(16)	—	$184
				Customer migration rate(a)	—%	—	20%
Total	$1,167	$420
______________________

(a)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
————————————

(a)	Assumes the contract is in a gain position.

In addition, the fair value measurement of interest rate swap liabilities related to the solar projects in Spain of approximately $125 million at December 31, 2014 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the swap agreements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Years Ended December 31,
	2014		2013		2012
	NEE	FPL	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$622	$—	$566	$2	$486	$4
Realized and unrealized gains (losses):
Included in earnings(a)	(77)	—	299	—	218	—
Included in other comprehensive income	18	—	—	—	—	—
Included in regulatory assets and liabilities	7	7	—	—	5	5
Purchases	55	—	101	—	273	(7)
Settlements	194	(2)	(55)	(2)	(181)	—
Issuances	(122)	—	(173)	—	(243)	—
Transfers in(b)	80	—	(120)	—	20	—
Transfers out(b)	(155)	—	4	—	(12)	—
Fair value of net derivatives based on significant unobservable inputs at December 31	$622	$5	$622	$—	$566	$2
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$248	$—	$329	$—	$152	$—
______________________

(a)
For the year ended December 31, 2014, $79 million of realized and unrealized losses are reflected in the consolidated statements of income in interest expense and the balance is primarily reflected in operating revenues. For the year December 31, 2013, $302 million of realized and unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is primarily reflected in interest expense. For the year ended December 31, 2012, $220 million of realized and unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

(b)
Transfers into Level 3 were a result of decreased observability of market data and, in 2013, a significant credit valuation adjustment. Transfers from Level 3 to Level 2 were a result of increased observability of market data. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the years ended December 31, 2014 and 2013, $328 million and $330 million of unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is reflected in interest expense. For the year ended December 31, 2012, $157 million of unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is reflected in fuel, purchased power and interchange.

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

In 2013, NEER initiated a plan and received internal authorization to pursue the sale of its ownership interests in oil-fired generating plants located in Maine (Maine fossil) with a total generating capacity of 796 MW. In connection with the decision to sell Maine fossil, a loss of approximately $67 million ($43 million after-tax) was originally reflected in net gain from discontinued operations, net of income taxes in NEE's consolidated statements of income for the year ended December 31, 2013. The fair value measurement (Level 3) was based on the estimated sales price less the estimated costs to sell. The estimated sales price was estimated using an income approach based primarily on capacity revenue forecasts. In March 2014, NEER decided not to pursue the sale of Maine fossil due to the divergence between the achievable sales price and management's view of the assets' value, which increased as

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a result of significant market changes. Accordingly, the Maine fossil assets were written-up to management's current estimate of fair value resulting in a gain of approximately $21 million ($12 million after-tax). The fair value measurement (Level 3) was estimated using an income approach based primarily on the updated capacity revenue forecasts. Based on NEER's decision to retain Maine fossil, the $67 million loss recorded during the year ended December 31, 2013 was reclassified from discontinued operations to income from continuing operations and together with the $21 million gain recorded during the year ended December 31, 2014 are included as a separate line item in NEE's consolidated statements of income.

Fair Value of Financial Instruments Recorded at the Carrying Amount - The carrying amounts of cash equivalents and commercial paper approximate their fair values. The carrying amounts and estimated fair values of other financial instruments, excluding those recorded at fair value and disclosed above in Recurring Fair Value Measurements, are as follows:

	December 31, 2014			December 31, 2013
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$567	$567		$311	$311
Other investments - primarily notes receivable	$525	$679	(b)	$531	$627	(b)
Long-term debt, including current maturities	$27,876	$30,337	(c)	$27,728	$28,612	(c)
FPL:
Special use funds(a)	$395	$395		$200	$200
Long-term debt, including current maturities	$9,473	$11,105	(c)	$8,829	$9,451	(c)
______________________

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

(b)
Primarily classified as held to maturity. Fair values are primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3). Notes receivable bear interest primarily at fixed rates and mature by 2029. Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement. The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit ratings and market-related information. As of December 31, 2014 and 2013, NEE had no notes receivable reported in non-accrual status.

(c)
As of December 31, 2014 and 2013, for NEE, approximately $19,973 million and $17,921 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3). For FPL, estimated using quoted market prices for the same or similar issues (Level 2).

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of FPL's storm fund assets of approximately $75 million and NEE's and FPL's nuclear decommissioning fund assets of $5,091 million and $3,449 million, respectively, at December 31, 2014. The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value. The amortized cost of debt and equity securities is approximately $1,906 million and $1,366 million, respectively, at December 31, 2014 and $1,954 million and $1,384 million, respectively, at December 31, 2013 ($1,519 million and $664 million, respectively, at December 31, 2014 and $1,595 million and $694 million, respectively, at December 31, 2013 for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts. For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds in NEE's consolidated statements of income. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at December 31, 2014 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at December 31, 2014 of approximately three years. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
	(millions)
Realized gains	$211	$246	$252	$120	$182	$98
Realized losses	$115	$88	$67	$94	$59	$46
Proceeds from sale or maturity of securities	$4,092	$4,190	$5,028	$3,349	$3,342	$3,790

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	December 31,		December 31,
	2014	2013	2014	2013
		(millions)
Equity securities	$1,267	$1,125	$896	$777
Debt securities	$66	$42	$54	$36

The unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	December 31,		December 31,
	2014	2013	2014	2013
		(millions)
Unrealized losses(a)	$7	$32	$5	$25
Fair value	$542	$1,069	$434	$844
______________________

(a)	Unrealized losses on available for sale debt securities for securities in an unrealized loss position for greater than twelve months at December 31, 2014 and 2013 were not material to NEE or FPL.

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

5. Income Taxes

The components of income taxes are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
	(millions)
Federal:
Current(a)	$—	$(145)	$(4)	$240	$174	$(261)
Deferred	1,077	853	636	542	540	906
Total federal	1,077	708	632	782	714	645
State:
Current(a)	(29)	69	14	68	44	26
Deferred	128	—	46	60	77	81
Total state	99	69	60	128	121	107
Total income taxes	$1,176	$777	$692	$910	$835	$752
______________________

(a)	Includes provision for unrecognized tax benefits.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2014	2013	2012	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	1.8	1.8	1.5	3.4	3.6	3.5
PTCs and ITCs - NEER	(5.1)	(8.5)	(7.8)	—	—	—
Convertible ITCs - NEER	(1.4)	(2.5)	(1.5)	—	—	—
Valuation allowance associated with Spain solar projects(a)	0.7	5.2	—	—	—	—
Charges associated with Canadian assets	1.3	—	—	—	—	—
Other - net	—	0.7	(0.6)	(0.9)	(0.4)	(0.7)
Effective income tax rate	32.3%	31.7%	26.6%	37.5%	38.2%	37.8%
______________________

(a)	Reflects a full valuation allowance on deferred tax assets associated with the Spain solar projects. See Note 4 - Nonrecurring Fair Value Measurements.

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	NEE		FPL
	December 31,		December 31,
	2014	2013	2014	2013
	(millions)
Deferred tax liabilities:
Property-related	$11,700	$11,247	$7,457	$6,948
Pension	489	567	459	441
Nuclear decommissioning trusts	258	188	—	—
Net unrealized gains on derivatives	390	260	—	—
Investments in partnerships and joint ventures	291	166	—	—
Other	769	700	435	399
Total deferred tax liabilities	13,897	13,128	8,351	7,788
Deferred tax assets and valuation allowance:
Decommissioning reserves	427	431	374	361
Postretirement benefits	154	145	99	107
Net operating loss carryforwards	1,070	1,343	—	96
Tax credit carryforwards	2,742	2,522	—	—
ARO and accrued asset removal costs	737	795	686	670
Other	820	959	318	297
Valuation allowance(a)	(323)	(325)	—	—
Net deferred tax assets	5,627	5,870	1,477	1,531
Net accumulated deferred income taxes	$8,270	$7,258	$6,874	$6,257
______________________

(a)	Amount relates to a valuation allowance related to the Spain solar projects, deferred state tax credits and state operating loss carryforwards.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities are included on the consolidated balance sheets as follows:

	NEE		FPL
	December 31,		December 31,
	2014	2013	2014	2013
		(millions)
Deferred income taxes - current assets	$739	$753	$—	$98	(a)
Noncurrent other assets	264	139	—	—
Other current liabilities	(12)	(6)	(39)	—
Deferred income taxes - noncurrent liabilities	(9,261)	(8,144)	(6,835)	(6,355)
Net accumulated deferred income taxes	$(8,270)	$(7,258)	$(6,874)	$(6,257)
______________________

(a)	Included in other current assets on FPL's consolidated balance sheets.

The components of NEE's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2014 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$752		2026-2034
State	169		2015-2034
Foreign	149	(a)	2017-2033
Net operating loss carryforwards	$1,070
Tax credit carryforwards:
Federal	$2,409		2022-2034
State	333	(b)	2015-2036
Tax credit carryforwards	$2,742
______________________

(a)	Includes $119 million of net operating loss carryforwards with an indefinite expiration period.

(b)	Includes $149 million of ITC carryforwards with an indefinite expiration period.

6. Discontinued Operations

In 2013, a subsidiary of NEER completed the sale of its ownership interest in a portfolio of hydropower generation plants and related assets with a total generating capacity of 351 MW located in Maine and New Hampshire. The sales price primarily included the assumption by the buyer of $700 million in related debt. In connection with the sale, a gain of approximately $372 million ($231 million after-tax) is reflected in gain from discontinued operations, net of income taxes in NEE's consolidated statements of income for the year ended December 31, 2013. The operations of the hydropower generation plants, exclusive of the gain, were not material to NEE's consolidated statements of income for the years ended December 31, 2013 and 2012.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2014
	Ownership Interest	Gross Investment(a)	Accumulated Depreciation(a)	Construction Work in Progress
		(millions)
FPL:
St. Lucie Unit No. 2	85%	$2,112	$752	$21
St. Johns River Power Park units and coal terminal	20%	$399	$201	$1
Scherer Unit No. 4	76%	$1,105	$352	$14
NEER:
Duane Arnold	70%	$449	$120	$22
Seabrook	88.23%	$1,010	$212	$90
Wyman Station Unit No. 4	84.35%	$24	$1	$1
Corporate and Other:
Transmission substation assets located in Seabrook, New Hampshire	88.23%	$72	$17	$2
______________________

(a)	Excludes nuclear fuel.

8. Variable Interest Entities

As of December 31, 2014, NEE has eighteen VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $279 million and $324 million at December 31, 2014 and 2013, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's consolidated balance sheets. The liabilities of the VIE were approximately $338 million and $394 million at December 31, 2014 and 2013, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's consolidated balance sheets.

FPL entered into a purchased power agreement effective in 1994 with a 250 MW coal-fired qualifying facility and a purchased power agreement effective in 1995 with a 330 MW coal-fired qualifying facility to purchase substantially all of each facility's capacity and electrical output over a substantial portion of their estimated useful life. These facilities are considered VIEs because FPL absorbs a portion of each facility's variability related to changes in the market price of coal through the price it pays per MWh (energy payment). Since FPL does not control the most significant activities of each facility, including operations and maintenance, FPL is not the primary beneficiary and does not consolidate these VIEs. The energy payments paid by FPL will fluctuate as coal prices change. This fluctuation does not expose FPL to losses since the energy payments paid by FPL to each facility are recovered through the fuel clause as approved by the FPSC.

NEER - NEE consolidates seventeen NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, and through its 100% equity ownership has the obligation to absorb expected losses of these VIEs.

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generating facilities with the capability of producing 110 MW. This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2020. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. This VIE uses third party debt and equity to finance its operations. The debt is secured by liens against the generating facilities and the other assets of these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of the VIE were approximately $85 million and $55 million, respectively, at December 31, 2014 and $85 million and $63 million, respectively, at December 31, 2013, and consisted primarily of property, plant and equipment and long-term debt.

The other sixteen NEER VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 4,490 MW. These VIEs sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2018 through 2039 or in the spot market. The VIEs use third-party debt and/or equity to finance their operations. Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes. The debt is secured by liens against the generating facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $6.6 billion and $4.1 billion, respectively, at December 31, 2014. Twelve of the sixteen were VIEs at December 31, 2013 and were consolidated; the assets and liabilities of those VIEs totaled approximately $5.3 billion and $3.3 billion, respectively, at December 31, 2013. At December 31, 2014 and 2013, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of December 31, 2014 and 2013, several NEE subsidiaries have investments totaling approximately $716 million ($606 million at FPL) and $668 million ($505 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities. These investments are included in special use funds and other investments on NEE's consolidated balance sheets and in special use funds on FPL's consolidated balance sheets. As of December 31, 2014, NEE subsidiaries, including FPL, are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

9. Investments in Partnerships and Joint Ventures

Certain subsidiaries of NEE, primarily NEER, have non-controlling non-majority owned interests in various partnerships and joint ventures, essentially all of which own electric generating facilities. At December 31, 2014 and 2013, NEE's investments in partnerships and joint ventures totaled approximately $663 million and $422 million, respectively, which are included in other investments on NEE's consolidated balance sheets. NEER's interest in these partnerships and joint ventures range from approximately 29% to 50%. At December 31, 2014 and 2013, the principal entities included in NEER's investments in partnerships and joint ventures were Desert Sunlight Investment Holdings, LLC and Northeast Energy, LP.

Summarized combined information for these principal entities is as follows:

	2014	2013
	(millions)
Net income	$171	$37
Total assets	$2,636	$1,955
Total liabilities	$1,645	$1,299
Partners'/members' equity	$991	$656

NEER's share of underlying equity in the principal entities	$495	$328
Difference between investment carrying amount and underlying equity in net assets(a)	(4)	(5)
NEER's investment carrying amount for the principal entities	$491	$323
______________________

(a)	The majority of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the remaining life of the investee's assets.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Common Shareholders' Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE from continuing operations is as follows:

	Years Ended December 31,
	2014	2013	2012
	(millions, except per share amounts)
Numerator - income from continuing operations attributable to NEE (a)(b)	$2,465	$1,677	$1,911
Denominator:
Weighted-average number of common shares outstanding - basic	434.4	424.2	416.7
Equity units, performance share awards, options, forward sale agreements and restricted stock(c)	5.7	2.8	2.5
Weighted-average number of common shares outstanding - assuming dilution	440.1	427.0	419.2
Earnings per share attributable to NEE from continuing operations:(b)
Basic	$5.67	$3.95	$4.59
Assuming dilution	$5.60	$3.93	$4.56
______________________

(a)	Calculated as income from continuing operations less net income attributable to noncontrolling interests from NEE's consolidated statements of income.

(b)	2013 amounts were reclassified to conform to current year's presentation. See Note 4 - Nonrecurring Fair Value Measurements.

(c)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, the forward sale agreement described below, stock options and performance share awards and restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 2.6 million, 7.1 million and 11.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Issuance of Common Stock and Forward Sale Agreement - In November 2013, NEE sold 4.5 million shares of its common stock at a price of $88.03 per share, and a forward counterparty borrowed and sold 6.6 million shares of NEE's common stock in connection with a forward sale agreement. In December 2014, NEE physically settled the forward sale agreement by delivering 6.6 million shares of its common stock to the forward counterparty in exchange for cash proceeds of approximately $552 million. The forward sale price used to determine the cash proceeds received by NEE was calculated based on the initial forward sale price of $88.03 per share less certain adjustments as specified in the forward sale agreement. Prior to the settlement date, the forward sale agreement had a dilutive effect on NEE’s earnings per share when the average market price per share of NEE’s common stock was above the adjusted forward sale price per share.

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

ESOP-related compensation expense was approximately $59 million, $46 million and $44 million in 2014, 2013 and 2012, respectively. The related share release was based on the fair value of shares allocated to employee accounts during the period. Interest income on the ESOP loan is eliminated in consolidation. ESOP-related unearned compensation included as a reduction of common shareholders' equity at December 31, 2014 was approximately $14 million, representing unallocated shares at the original issue price. The fair value of the ESOP-related unearned compensation account using the closing price of NEE common stock at December 31, 2014 was approximately $103 million.

Stock-Based Compensation - Net income for the years ended December 31, 2014, 2013 and 2012 includes approximately $60 million, $67 million and $57 million, respectively, of compensation costs and $23 million, $26 million and $22 million, respectively, of income tax benefits related to stock-based compensation arrangements. Compensation cost capitalized for the years ended December 31, 2014, 2013 and 2012 was not material. As of December 31, 2014, there were approximately $63 million of unrecognized compensation costs related to nonvested/nonexercisable stock-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 1.9 years.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2014, approximately 17 million shares of common stock were authorized for awards to officers, employees and non-employee directors of NEE and its subsidiaries under NEE's: (a) Amended and Restated 2011 Long Term Incentive Plan, (b) 2007 Non-Employee Directors Stock Plan and (c) earlier equity compensation plans under which shares are reserved for issuance under existing grants, but no additional shares are available for grant under the earlier plans. NEE satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market. NEE satisfies stock option exercises by issuing new shares of its common stock. NEE generally grants most of its stock-based compensation awards in the first quarter of each year.

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

The activity in restricted stock and performance share awards for the year ended December 31, 2014 was as follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted Stock:
Nonvested balance, January 1, 2014	713,836	$63.59
Granted	238,986	$93.46
Vested	(356,187)	$63.77
Forfeited	(17,138)	$74.87
Nonvested balance, December 31, 2014	579,497	$75.65
Performance Share Awards:
Nonvested balance, January 1, 2014	1,195,917	$55.55
Granted	553,963	$71.52
Vested	(708,323)	$50.89
Forfeited	(45,330)	$63.58
Nonvested balance, December 31, 2014	996,227	$67.19

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2013 and 2012 was $74.02 and $60.78 respectively. The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2013 and 2012 was $58.53 and $51.23, respectively.

The total fair value of restricted stock and performance share awards vested was $85 million, $82 million and $71 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Options - Options typically vest within three years after the date of grant and have a maximum term of ten years. The exercise price of each option granted equals the closing market price of NEE common stock on the date of grant. The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2014	2013	2012
Expected volatility(a)	20.32%	20.08 - 20.15%	21.00%
Expected dividends	3.11%	3.28 - 3.64%	3.99%
Expected term (years)(b)	7.0	7.0	6.7
Risk-free rate	2.17%	1.15 - 1.40%	1.37%
______________________

(a)	Based on historical experience.

(b)	Based on historical exercise and post-vesting cancellation experience adjusted for outstanding awards.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Option activity for the year ended December 31, 2014 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance, January 1, 2014	3,191,547	$54.70
Granted	198,358	$93.27
Exercised	(564,870)	$46.51
Forfeited	—	—
Expired	—	—
Balance, December 31, 2014	2,825,035	$59.04	5.8	$133

Exercisable, December 31, 2014	2,344,937	$55.08	5.2	$120

The weighted-average grant date fair value of options granted was $14.09, $9.20 and $7.69 per share for the years ended December 31, 2014, 2013 and 2012, respectively. The total intrinsic value of stock options exercised was approximately $30 million, $14 million and $57 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash received from option exercises was approximately $26 million, $14 million and $55 million for the years ended December 31, 2014, 2013 and 2012, respectively. The tax benefits realized from options exercised were approximately $11 million, $5 million and $22 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Preferred Stock - NEE's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value, none of which are outstanding. FPL's charter authorizes the issuance of 10,414,100 shares of preferred stock, $100 par value, 5 million shares of subordinated preferred stock, no par value, and 5 million shares of preferred stock, no par value, none of which are outstanding.

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2011	$(204)		$103		$(46)	$5	$(12)	$(154)
Other comprehensive income (loss)	(62)		(7)		(28)	7	(11)	(101)
Balances, December 31, 2012	(266)		96		(74)	12	(23)	(255)
Other comprehensive income (loss) before reclassifications	84		118		95	(45)	7	259
Amounts reclassified from AOCI	67	(a)	(17)	(b)	2	—	—	52
Net other comprehensive income (loss)	151		101		97	(45)	7	311
Balances, December 31, 2013	(115)		197		23	(33)	(16)	56
Other comprehensive income (loss) before reclassifications	(141)		62		(44)	(25)	(8)	(156)
Amounts reclassified from AOCI	98	(a)	(41)	(b)	1	—	—	58
Net other comprehensive income (loss)	(43)		21		(43)	(25)	(8)	(98)
Less other comprehensive loss attributable to noncontrolling interests	2		—		—	—	—	2
Balances, December 31, 2014	$(156)		$218		$(20)	$(58)	$(24)	$(40)
————————————

(a)	Reclassified to interest expense and other - net in NEE's consolidated statements of income. See Note 3 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt

Long-term debt consists of the following:

		December 31,
		2014		2013
	Maturity Date	Balance	Weighted- Average Interest Rate	Balance	Weighted- Average Interest Rate
		(millions)		(millions)
FPL:
First mortgage bonds - fixed	2017 - 2044	$8,490	4.95%	$7,490	5.12%
Storm-recovery bonds - fixed(a)	2017 - 2021	331	5.24%	386	5.22%
Pollution control, solid waste disposal and industrial development revenue bonds - variable(b)(c)	2020 - 2029	633	0.05%	633	0.07%
Other long-term debt - variable(c)	2014	—		300	0.66%
Other long-term debt - fixed	2014 - 2040	55	4.96%	55	4.96%
Unamortized discount		(36)		(35)
Total long-term debt of FPL		9,473		8,829
Less current maturities of long-term debt		60		356
Long-term debt of FPL, excluding current maturities		9,413		8,473
NEECH:
Debentures - fixed(d)	2015 - 2023	3,125	3.87%	2,550	4.43%
Debentures, related to NEE's equity units - fixed	2014 - 2018	2,152	1.54%	2,503	1.55%
Junior subordinated debentures - fixed	2044 - 2073	2,978	5.84%	3,353	6.16%
Senior secured bonds - fixed(e)	2030	500	7.50%	500	7.50%
Japanese yen denominated senior notes - fixed(d)	2030	83	5.13%	95	5.13%
Japanese yen denominated term loans - variable(c)(d)	2014 - 2017	459	1.83%	419	1.45%
Other long-term debt - fixed	2016 - 2044	510	2.70%	150	0.86%
Other long-term debt - variable(c)	2014 - 2019	716	2.44%	1,665	1.27%
Fair value hedge adjustment (see Note 3)		20		4
Unamortized discount		(1)		—
Total long-term debt of NEECH		10,542		11,239
Less current maturities of long-term debt		1,787		1,469
Long-term debt of NEECH, excluding current maturities		8,755		9,770
NEER:
Senior secured limited-recourse bonds and notes - fixed	2017 - 2038	2,273	6.02%	2,523	5.84%
Senior secured limited-recourse term loans - primarily variable(c)(d)	2015 - 2032	4,242	3.12%	3,874	3.18%
Other long-term debt - primarily variable(c)(d)(f)	2015 - 2030	656	3.71%	808	3.48%
Canadian revolving credit facilities - variable(c)	2014 - 2016	704	2.33%	472	2.33%
Unamortized discount		(8)		(10)
Total long-term debt of NEER		7,867		7,667
Less current maturities of long-term debt(f)		1,668		1,941
Long-term debt of NEER, excluding current maturities		6,199		5,726
Total long-term debt		$24,367		$23,969
______________________

(a)
Principal on the storm-recovery bonds is due on the final maturity date (the date by which the principal must be repaid to prevent a default) for each tranche, however, it is being paid semiannually and sequentially.

(b)
Tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity. In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds. As of December 31, 2014, all tax exempt bonds tendered for purchase have been successfully remarketed. FPL's bank revolving line of credit facilities are available to support the purchase of tax exempt bonds.

(c)
Variable rate is based on an underlying index plus a margin except for in 2014 approximately $983 million and in 2013 approximately $1.1 billion of NEER's senior secured limited-recourse term loans is based on the greater of an underlying index or a floor, plus a margin.

(d)	Interest rate contracts, primarily swaps, have been entered into for the majority of these debt issuances. See Note 3.

(e)
Issued by a wholly-owned subsidiary of NEECH and collateralized by a third-party note receivable held by that subsidiary. See Note 4 - Fair Value of Financial Instruments Recorded at the Carrying Amount.

(f)	See Note 13 - Spain Solar Projects for discussion of events of default related to debt associated with the Spain solar projects.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum annual maturities of long-term debt for NEE are approximately $3,515 million, $1,285 million, $2,608 million, $1,440 million and $1,943 million for 2015, 2016, 2017, 2018 and 2019, respectively. The respective amounts for FPL are approximately $60 million, $64 million, $367 million, $72 million and $76 million.

At December 31, 2014 and 2013, short-term borrowings had a weighted-average interest rate of 0.40% (0.40% for FPL) and 0.20% (0.11% for FPL), respectively. Available lines of credit aggregated approximately $7.9 billion ($4.9 billion for NEECH and $3.0 billion for FPL) at December 31, 2014. These facilities provide for the issuance of letters of credit of up to approximately $6.6 billion ($4.1 billion for NEECH and $2.5 billion for FPL). The issuance of letters of credit is subject to the aggregate commitment under the applicable facility. While no direct borrowings were outstanding at December 31, 2014, letters of credit totaling $843 million and $3 million were outstanding under the NEECH and FPL credit facilities, respectively.

NEE has guaranteed certain payment obligations of NEECH, including most of those under NEECH's debt, including all of its debentures and commercial paper issuances, as well as most of its payment guarantees and indemnifications. NEECH has guaranteed certain debt and other obligations of NEER and its subsidiaries.

In May 2012, NEE sold $600 million of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series E Debenture due June 1, 2017 issued in the principal amount of $1,000 by NEECH (see table above). Each stock purchase contract requires the holder to purchase by no later than June 1, 2015 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $64.35 to $77.22. If purchased on the final settlement date, as of December 31, 2014, the number of shares issued would (subject to antidilution adjustments) range from 0.7835 shares if the applicable market value of a share of common stock is less than or equal to $64.35, to 0.6529 shares if the applicable market value of a share is equal to or greater than $77.22, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending May 27, 2015. Total annual distributions on the equity units will be at the rate of 5.599%, consisting of interest on the debentures (1.70% per year) and payments under the stock purchase contracts (3.899% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2015. The holder of the equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder’s obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

Also, in May 2012, NEECH completed a remarketing of $350 million aggregate principal amount of its Series C Debentures due June 1, 2014 (Debentures). The Debentures were issued in May 2009 as components of equity units issued concurrently by NEE (2009 equity units). The Debentures were fully and unconditionally guaranteed by NEE. In connection with the remarketing of the Debentures, the interest rate on the Debentures was reset to 1.611% per year, and interest was payable on June 1 and December 1 of each year, commencing June 1, 2012. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the 2009 equity units, on June 1, 2012, NEE issued 5,400,500 shares of common stock in exchange for $350 million.

In September 2012, NEE sold $650 million of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series F Debenture due September 1, 2017 issued in the principal amount of $1,000 by NEECH (see table above). Each stock purchase contract requires the holder to purchase by no later than September 1, 2015 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $67.15 to $80.58. If purchased on the final settlement date, as of December 31, 2014, the number of shares issued would (subject to antidilution adjustments) range from 0.7507 shares if the applicable market value of a share of common stock is less than or equal to $67.15, to 0.6256 shares if the applicable market value of a share is equal to or greater than $80.58, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 27, 2015. Total annual distributions on the equity units will be at the rate of 5.889%, consisting of interest on the debentures (1.60% per year) and payments under the stock purchase contracts (4.289% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2015. The holder of the equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder’s obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

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

In September 2013, NEE sold $500 million of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series G Debenture due September 1, 2018 issued in the principal amount of $1,000 by NEECH (see table above). Each stock purchase contract requires the holder to purchase by no later than September 1, 2016 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $82.70 to $99.24. If purchased on the final settlement date, as of December 31, 2014, the number of shares issued would (subject to antidilution adjustments) range from 0.6062 shares if the applicable market value of a share of common stock is less than or equal to $82.70 to 0.5051 shares if the applicable market value of a share is equal to or greater than $99.24, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 29, 2016. Total annual distributions on the equity units will be at the rate of 5.799%, consisting of interest on the debentures (1.45% per year) and payments under the stock purchase contracts (4.349% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2016. The holder of the equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

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

A rollforward of NEE's and FPL's ARO is as follows:

	FPL	NEER	NEE
		(millions)
Balances, December 31, 2012	$1,206	$509	$1,715
Liabilities incurred	1	24	25
Accretion expense	64	35	99
Liabilities settled	(1)	(2)	(3)
Revision in estimated cash flows - net	15	(1)	14
Balances, December 31, 2013	1,285	565	1,850
Liabilities incurred	1	29	30
Accretion expense	70	38	108
Liabilities settled	—	(1)	(1)
Revision in estimated cash flows - net	(1)	—	(1)
Balances, December 31, 2014	$1,355	$631	$1,986

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted funds for the payment of future expenditures to decommission NEE's and FPL's nuclear units included in special use funds on NEE's and FPL's consolidated balance sheets are as follows (see Note 4 - Special Use Funds):

	FPL	NEER	NEE
		(millions)
Balances, December 31, 2014	$3,449	$1,642	$5,091
Balances, December 31, 2013	$3,199	$1,507	$4,706

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

13. Commitments and Contingencies

Commitments - NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities and the procurement of nuclear fuel. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction and development of wind and solar projects and the procurement of nuclear fuel. Capital expenditures for Corporate and Other primarily include the cost for construction of two natural gas pipeline systems, consisting of three separate pipelines, as well as the cost to meet customer-specific requirements and maintain the fiber-optic network for the fiber-optic telecommunications business (FPL FiberNet) and the cost to maintain existing transmission facilities at NextEra Energy Transmission, LLC.

At December 31, 2014, estimated capital expenditures for 2015 through 2019 were as follows:

	2015	2016	2017	2018	2019	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$395	$400	$5	$5	$—	$805
Existing	785	635	640	495	440	2,995
Transmission and distribution	1,725	1,965	1,760	1,625	1,680	8,755
Nuclear fuel	205	220	125	150	175	875
General and other	325	230	215	160	130	1,060
Total(d)	$3,435	$3,450	$2,745	$2,435	$2,425	$14,490
NEER:(e)
Wind	$1,345	$275	$10	$15	$10	$1,655
Solar	1,210	555	—	—	—	1,765
Nuclear, including nuclear fuel	270	295	245	240	280	1,330
Other	275	60	50	120	100	605
Total	$3,100	$1,185	$305	$375	$390	$5,355
Corporate and Other(f)	$510	$1,200	$695	$455	$145	$3,005
______________________

(a)	Includes AFUDC of approximately $54 million and $17 million for 2015 and 2016, respectively.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.

(c)
Consists of projects that have received FPSC approval or applicable internal approvals. Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.

(d)	FPL has identified $800 million to $1.1 billion in potential incremental capital expenditures through 2016 in addition to what is included in the table above.

(e)
Consists of capital expenditures for new wind and solar projects and related transmission totaling approximately 1,760 MW and gas infrastructure investments that have received applicable internal approvals. Excludes new wind and solar projects in advanced development requiring internal approvals.

(f)
Includes capital expenditures totaling approximately $2.5 billion for construction of three natural gas pipelines that have received applicable internal approvals, including $2.0 billion of equity contributions associated with equity investments in joint ventures for two pipelines and $515 million, which includes AFUDC of approximately $3 million, $17 million, and $11 million for 2015 through 2017, respectively, associated with the third pipeline. The natural gas pipelines are subject to certain conditions, including FERC approval. See Contracts below.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts. As of December 31, 2014, FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,330 MW annually through December 2015 and 375 MW annually thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 705 MW from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2024 through 2034. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas. In addition, FPL has entered into 25-year natural gas transportation agreements with each of Sabal Trail Transmission, LLC (Sabal Trail, an entity in which a wholly-owned NEECH subsidiary has a 33% ownership interest), and Florida Southeast Connection, LLC (Florida Southeast Connection, a wholly-owned NEECH subsidiary), each of which will build, own and operate a pipeline that will be part of a natural gas pipeline system, for a quantity of 400,000 MMBtu/day beginning on May 1, 2017 and increasing to 600,000 MMBtu/day on May 1, 2020. These agreements contain firm commitments that are contingent upon the occurrence of certain events, including FERC approval and completion of construction of the pipeline system to be built by Sabal Trail and Florida Southeast Connection. See Commitments above.

As of December 31, 2014, NEER has entered into contracts with expiration dates ranging from March 2015 through 2030 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel. Approximately $2.7 billion of commitments under such contracts are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from March 2015 through 2033.

Included in Corporate and Other in the table below is the remaining commitment by NEECH subsidiaries of approximately $2.1 billion for the construction of the natural gas pipelines. Amounts committed for 2015 through 2019 are also included in the estimated capital expenditures table in Commitments above.

The required capacity and/or minimum payments under the contracts discussed above as of December 31, 2014 were estimated as follows:

	2015	2016	2017	2018	2019	Thereafter
	(millions)
FPL:
Capacity charges:(a)
Qualifying facilities	$290	$250	$255	$260	$265	$1,700
JEA and Southern subsidiaries	$195	$70	$50	$10	$—	$—
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$1,175	$760	$750	$830	$830	$13,780
Coal, including transportation	$115	$50	$35	$—	$—	$—
NEER	$1,770	$860	$140	$135	$85	$390
Corporate and Other(d)(e)	$370	$880	$445	$385	$70	$40
______________________

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $485 million, $487 million and $523 million for the years ended December 31, 2014, 2013 and 2012, respectively. Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $299 million, $263 million and $276 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $200 million, $295 million, $290 million and $8,245 million in 2017, 2018, 2019 and thereafter, respectively, of firm commitments, subject to certain conditions as noted above, related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)	Includes an approximately $45 million commitment to invest in clean power and technology businesses through 2021.

(e)	Excludes approximately $555 million, in 2015, of joint obligations of NEECH and NEER which are included in the NEER amounts above.

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

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL or Lone Star Transmission, LLC, would be borne by NEE and/or FPL and/or their affiliates, as the case may be, and could have a material adverse effect on NEE's and FPL's financial condition, results of operations and liquidity.

Spain Solar Projects - In March 2013 and May 2013, events of default occurred under the project-level financing agreements for the Spain solar projects (project-level financing) as a result of changes of law that occurred in December 2012 and February 2013. These changes of law negatively affected the projected economics of the projects and caused the project-level financing to be unsupportable by expected future project cash flows. Under the project-level financing, events of default (including those discussed below) provide for, among other things, a right by the lenders (which they have not exercised) to accelerate the payment of the project-level debt. Accordingly, in 2013, the project-level debt and the associated derivative liabilities related to interest rate swaps were classified as current maturities of long-term debt and current derivative liabilities, respectively, on NEE's consolidated balance sheets, and totaled $647 million and $125 million, respectively, as of December 31, 2014. In July 2013, the Spanish government published a new law that created a new economic framework for the Spanish renewable energy sector. Additional regulatory pronouncements from the Spanish government needed to complete and implement the framework were finalized in June 2014. Based on NEE's assessment, the regulatory pronouncements do not indicate a further impairment of the Spain solar projects. However, the Spanish government's interpretation of the new remuneration scheme resulted in a reduction to 2013 revenues of approximately $19 million which was reflected in operating revenues for the year ended December 31, 2014 in NEE's consolidated statements of income. During the third quarter of 2014, events of default occurred under the project-level financing agreements related to certain debt service coverage ratio covenants not being met. The project-level subsidiaries have requested the lenders to waive the events of default related to the debt service coverage ratio.

As part of a settlement agreement reached in December 2013 between NEECH, NextEra Energy España, S.L. (NEE España), which is the NEER subsidiary in Spain that is the direct shareholder of the project-level subsidiaries, the project-level subsidiaries and the lenders, the future recourse of the lenders under the project-level financing is effectively limited to the letters of credit described below and to the assets of the project-level subsidiaries. Under the settlement agreement, the lenders, among other things, irrevocably waived events of default related to changes of law that existed at the time of the settlement as described above, and NEECH affiliates provided for the project-level subsidiaries to post approximately €37 million (approximately $45 million as of December 31, 2014) in letters of credit to fund operating and debt service reserves under the project-level financing. NEE España, the project-level subsidiaries and the lenders will continue to seek to restructure the project-level financing; however, there can be no assurance that the project-level financing will be successfully restructured or that additional events of default under the project-level financing will not occur.

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

In 1995 and 1996, NEE, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000. On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash. In June 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against NEE and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York. The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital. The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest from January 29, 1999. NEE filed an answer to the complaint. NEE believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from NEE, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the stock repurchase, or (iii) the stock repurchase left Adelphia with unreasonably small capital. The trial was completed in May 2012 and closing arguments were heard in July 2012. In May 2014, the U.S. Bankruptcy Court, Southern District of New York, issued its decision after trial, finding, among other things, that Adelphia was not insolvent, or rendered insolvent, at the time of the stock repurchase. The bankruptcy court further ruled that Adelphia was not left with inadequate capital or equitably insolvent at the time of the stock repurchase. The decision after trial represents proposed findings of fact and conclusions of law which are subject to de novo review by the U.S. District Court for the Southern District of New York. Adelphia filed its objections to the decision in June 2014 and NEE filed its response to those objections in July 2014. The issuance of a final order by the district court is pending.

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

14. Segment Information

NEE's reportable segments are FPL, a rate-regulated electric utility, and NEER, a competitive energy business. NEER's segment information includes an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs. Corporate and Other represents other business activities, other segments that are not separately reportable and eliminating entries. NEE's operating revenues derived from the sale of electricity represented approximately 91%, 92% and 93% of NEE's operating revenues for the years ended December 31, 2014, 2013 and 2012. Approximately 2%, 1% and 1% of operating revenues were from foreign sources for each of the three years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, approximately 4% of long-lived assets were located in foreign countries.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's segment information is as follows:

	2014				2013				2012
	FPL	NEER(a)	Corp. and Other	NEE Consoli- dated	FPL	NEER(a)	Corp. and Other	NEE Consoli- dated	FPL	NEER(a)	Corp. and Other	NEE Consoli- dated
					(millions)
Operating revenues	$11,421	$5,191	$409	$17,021	$10,445	$4,333	$358	$15,136	$10,114	$3,895	$247	$14,256
Operating expenses(b)	$8,593	$3,724	$320	$12,637	$7,906	$3,730	$259	$11,895	$7,757	$3,024	$199	$10,980
Interest expense	$439	$666	$156	$1,261	$415	$528	$178	$1,121	$417	$474	$147	$1,038
Interest income	$3	$26	$51	$80	$6	$19	$53	$78	$6	$20	$60	$86
Depreciation and amortization	$1,432	$1,051	$68	$2,551	$1,159	$949	$55	$2,163	$659	$818	$41	$1,518
Equity in earnings (losses) of equity method investees	$—	$93	$—	$93	$—	$26	$(1)	$25	$—	$19	$(6)	$13
Income tax expense (benefit)(c)(d)(e)	$910	$282	$(16)	$1,176	$835	$(42)	$(16)	$777	$752	$(7)	$(53)	$692
Income (loss) from continuing operations(d)(e)	$1,517	$989	$(37)	$2,469	$1,349	$340	$(12)	$1,677	$1,240	$687	$(16)	$1,911
Gain from discontinued operations, net of income taxes(e)(f)	$—	$—	$—	$—	$—	$216	$15	$231	$—	$—	$—	$—
Net income (loss) attributable to NEE(d)	$1,517	$985	$(37)	$2,465	$1,349	$556	$3	$1,908	$1,240	$687	$(16)	$1,911
Capital expenditures, independent power and other investments and nuclear fuel purchases	$3,241	$3,627	$149	$7,017	$2,903	$3,613	$166	$6,682	$4,285	$4,681	$495	$9,461
Property, plant and equipment	$41,938	$30,155	$1,546	$73,639	$39,896	$28,080	$1,472	$69,448	$38,249	$25,333	$1,335	$64,917
Accumulated depreciation and amortization	$11,282	$6,268	$384	$17,934	$10,944	$5,455	$329	$16,728	$10,698	$4,535	$271	$15,504
Total assets(g)	$39,307	$32,919	$2,703	$74,929	$36,488	$30,154	$2,664	$69,306	$34,853	$27,139	$2,447	$64,439
Investment in equity method investees	$—	$537	$126	$663	$—	$365	$57	$422	$—	$243	$19	$262
______________________

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt. For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt. Residual NEECH corporate interest expense is included in Corporate and Other.

(b)	NEER includes an impairment charge of $300 million in 2013 related to the Spain solar projects. See Note 4 - Nonrecurring Fair Value Measurements.

(c)	NEER includes PTCs that were recognized based on its tax sharing agreement with NEE. See Note 1 - Income Taxes.

(d)	NEER includes after-tax charges of $342 million in 2013 associated with the impairment of the Spain solar projects. See Note 4 - Nonrecurring Fair Value Measurements.

(e)	2013 amounts were reclassified to conform to current year's presentation. See Note 4 - Nonrecurring Fair Value Measurements.

(f)	See Note 6.

(g)	In 2012, NEER includes assets held for sale of approximately $335 million.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL. NEECH’s debentures and junior subordinated debentures that are registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Year Ended December 31, 2014				Year Ended December 31, 2013				Year Ended December 31, 2012
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
Operating revenues	$—	$5,614	$11,407	$17,021	$—	$4,703	$10,433	$15,136	$—	$4,154	$10,102	$14,256
Operating expenses	(19)	(4,039)	(8,579)	(12,637)	(18)	(3,983)	(7,894)	(11,895)	(21)	(3,214)	(7,745)	(10,980)
Interest expense	(6)	(819)	(436)	(1,261)	(8)	(705)	(408)	(1,121)	(11)	(619)	(408)	(1,038)
Equity in earnings of subsidiaries	2,494	—	(2,494)	—	1,915	—	(1,915)	—	1,925	—	(1,925)	—
Other income (deductions) - net(b)	1	487	34	522	2	281	51	334	7	313	45	365
Income from continuing operations before income taxes(b)	2,470	1,243	(68)	3,645	1,891	296	267	2,454	1,900	634	69	2,603
Income tax expense (benefit)(b)	5	262	909	1,176	(2)	(55)	834	777	(11)	(50)	753	692
Income (loss) from continuing operations(b)	2,465	981	(977)	2,469	1,893	351	(567)	1,677	1,911	684	(684)	1,911
Gain from discontinued operations, net of income taxes(b)	—	—	—	—	15	216	—	231	—	—	—	—
Net income (loss)	2,465	981	(977)	2,469	1,908	567	(567)	1,908	1,911	684	(684)	1,911
Less net income attributable to noncontrolling interests	—	(4)	—	(4)	—	—	—	—	—	—	—	—
Net income (loss) attributable to NEE	$2,465	$977	$(977)	$2,465	$1,908	$567	$(567)	$1,908	$1,911	$684	$(684)	$1,911
______________________

(a)	Represents FPL and consolidating adjustments.

(b)	2013 amounts were reclassified to conform to current year's presentation. See Note 4 - Nonrecurring Fair Value Measurements.

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2014				Year Ended December 31, 2013				Year Ended December 31, 2012
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
Comprehensive income (loss) attributable to NEE	$2,369	$924	$(924)	$2,369	$2,219	$781	$(781)	$2,219	$1,810	$611	$(611)	$1,810
______________________

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2014				December 31, 2013
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$27	$31,674	$41,938	$73,639	$31	$29,511	$39,906	$69,448
Less accumulated depreciation and amortization	(12)	(6,640)	(11,282)	(17,934)	(10)	(5,774)	(10,944)	(16,728)
Total property, plant and equipment - net	15	25,034	30,656	55,705	21	23,737	28,962	52,720
CURRENT ASSETS
Cash and cash equivalents	—	562	15	577	—	418	20	438
Receivables	82	1,378	699	2,159	78	1,542	669	2,289
Other	19	2,512	1,677	4,208	6	1,814	1,295	3,115
Total current assets	101	4,452	2,391	6,944	84	3,774	1,984	5,842
OTHER ASSETS
Investment in subsidiaries	19,703	—	(19,703)	—	17,910	—	(17,910)	—
Other	736	6,066	5,478	12,280	694	5,129	4,921	10,744
Total other assets	20,439	6,066	(14,225)	12,280	18,604	5,129	(12,989)	10,744
TOTAL ASSETS	$20,555	$35,552	$18,822	$74,929	$18,709	$32,640	$17,957	$69,306
CAPITALIZATION
Common shareholders' equity	$19,916	$6,552	$(6,552)	$19,916	$18,040	$4,816	$(4,816)	$18,040
Noncontrolling interests	—	252	—	252	—	—	—	—
Long-term debt	—	14,954	9,413	24,367	—	15,496	8,473	23,969
Total capitalization	19,916	21,758	2,861	44,535	18,040	20,312	3,657	42,009
CURRENT LIABILITIES
Debt due within one year	—	3,455	1,202	4,657	—	3,896	561	4,457
Accounts payable	—	707	647	1,354	—	589	611	1,200
Other	182	2,075	1,395	3,652	199	2,203	1,130	3,532
Total current liabilities	182	6,237	3,244	9,663	199	6,688	2,302	9,189
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	631	1,355	1,986	—	565	1,285	1,850
Deferred income taxes	149	2,608	6,504	9,261	166	1,963	6,015	8,144
Other	308	4,318	4,858	9,484	304	3,112	4,698	8,114
Total other liabilities and deferred credits	457	7,557	12,717	20,731	470	5,640	11,998	18,108
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$20,555	$35,552	$18,822	$74,929	$18,709	$32,640	$17,957	$69,306
______________________

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2014				Year Ended December 31, 2013				Year Ended December 31, 2012
	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,615	$1,976	$1,909	$5,500	$1,147	$1,466	$2,489	$5,102	$1,166	$1,091	$1,735	$3,992
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	(1)	(3,741)	(3,275)	(7,017)	—	(3,756)	(2,926)	(6,682)	—	(5,176)	(4,285)	(9,461)
Capital contributions from NEE	(912)	—	912	—	(777)	—	777	—	(440)	—	440	—
Cash grants under the Recovery Act	—	343	—	343	—	165	—	165	—	196	—	196
Sale of independent power and other investments of NEER	—	307	—	307	—	165	—	165	—	—	—	—
Change in loan proceeds restricted for construction	—	(40)	—	(40)	—	228	—	228	—	314	—	314
Proceeds from the sale of a noncontrolling interest in subsidiaries	—	438	—	438	—	—	—	—	—	—	—	—
Other - net	10	(73)	(329)	(392)	—	17	(16)	1	1	20	2	23
Net cash used in investing activities	(903)	(2,766)	(2,692)	(6,361)	(777)	(3,181)	(2,165)	(6,123)	(439)	(4,646)	(3,843)	(8,928)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	4,057	997	5,054	—	3,874	497	4,371	—	5,334	1,296	6,630
Retirements of long-term debt	—	(4,395)	(355)	(4,750)	—	(1,943)	(453)	(2,396)	—	(1,562)	(50)	(1,612)
Proceeds from sale of differential membership interests	—	978	—	978	—	448	—	448	—	808	—	808
Net change in short-term debt	—	(487)	938	451	—	(819)	99	(720)	—	286	(225)	61
Issuances of common stock - net	633	—	—	633	842	—	—	842	405	—	—	405
Dividends on common stock	(1,261)	—	—	(1,261)	(1,122)	—	—	(1,122)	(1,004)	—	—	(1,004)
Other - net	(84)	781	(802)	(105)	(92)	286	(487)	(293)	(127)	(1,363)	1,090	(400)
Net cash provided by (used in) financing activities	(712)	934	778	1,000	(372)	1,846	(344)	1,130	(726)	3,503	2,111	4,888
Net increase (decrease) in cash and cash equivalents	—	144	(5)	139	(2)	131	(20)	109	1	(52)	3	(48)
Cash and cash equivalents at beginning of year	—	418	20	438	2	287	40	329	1	339	37	377
Cash and cash equivalents at end of year	$—	$562	$15	$577	$—	$418	$20	$438	$2	$287	$40	$329
______________________

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16. Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31(a)	June 30(a)	September 30(a)	December 31(a)
	(millions, except per share amounts)
NEE:
2014
Operating revenues(b)	$3,674	$4,029	$4,654	$4,664
Operating income(b)	$738	$951	$1,163	$1,532
Income from continuing operations(b)	$430	$492	$664	$884
Net income(b)	$430	$492	$664	$884
Net income attributable to NEE(b)	$430	$492	$660	$884
Earnings per share attributable to NEE - basic:(f)
Continuing operations	$0.99	$1.13	$1.52	$2.03
Net income	$0.99	$1.13	$1.52	$2.03
Earnings per share attributable to NEE - assuming dilution:(f)
Continuing operations	$0.98	$1.12	$1.50	$2.00
Net income	$0.98	$1.12	$1.50	$2.00
Dividends per share	$0.725	$0.725	$0.725	$0.725
High-low common stock sales prices	$96.13 - $83.97	$102.51 - $93.28	$102.46 - $91.79	$110.84 - $90.33
2013
Operating revenues(b)	$3,279	$3,833	$4,394	$3,630
Operating income(b)(c)	$434	$981	$1,185	$641
Income from continuing operations(b)(c)(d)	$41	$610	$698	$327
Net income(b)(c)(e)	$272	$610	$698	$327
Earnings per share - basic:(f)
Continuing operations(c)(d)	$0.10	$1.45	$1.65	$0.76
Net income(c)(e)	$0.65	$1.45	$1.65	$0.76
Earnings per share - assuming dilution:(f)
Continuing operations(c)(d)	$0.10	$1.44	$1.64	$0.75
Net income(c)(e)	$0.64	$1.44	$1.64	$0.75
Dividends per share	$0.66	$0.66	$0.66	$0.66
High-low common stock sales prices	$77.79 - 69.81	$82.65 - 74.78	$88.39 - 78.81	$89.75 - 78.97

FPL:
2014
Operating revenues(b)	$2,535	$2,889	$3,315	$2,682
Operating income(b)	$632	$782	$834	$580
Net income(b)	$347	$423	$462	$286
2013
Operating revenues(b)	$2,188	$2,696	$3,020	$2,541
Operating income(b)	$543	$724	$778	$495
Net income(b)	$288	$391	$422	$248
______________________

(a)
In the opinion of NEE and FPL, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made. Results of operations for an interim period generally will not give a true indication of results for the year.

(b)	The sum of the quarterly amounts may not equal the total for the year due to rounding.

(c)	First quarter of 2013 includes impairment and other related charges. See Note 4 - Nonrecurring Fair Value Measurements.

(d)	First quarter of 2013 was reclassified to conform to current year's presentation. See Note 4 - Nonrecurring Fair Value Measurements.

(e)	First quarter of 2013 includes an after-tax gain from discontinued operations. See Note 6.

(f)	The sum of the quarterly amounts may not equal the total for the year due to rounding and changes in weighted-average number of common shares outstanding.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2014, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of December 31, 2014.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy and Management" and "Corporate Governance and Board Matters" in NEE's Proxy Statement which will be filed with the SEC in connection with the 2015 Annual Meeting of Shareholders (NEE's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business - Executive Officers of NEE.

NEE has adopted the NextEra Energy, Inc. Code of Ethics for Senior Executive and Financial Officers (the Senior Financial Executive Code), which is applicable to the chief executive officer, the chief financial officer, the chief accounting officer and other senior executive and financial officers. The Senior Financial Executive Code is available under Corporate Governance in the Investor Relations section of NEE’s internet website at www.nexteraenergy.com. Any amendments or waivers of the Senior Financial Executive Code which are required to be disclosed to shareholders under SEC rules will be disclosed on the NEE website at the address listed above.

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

Securities Authorized For Issuance Under Equity Compensation Plans

NEE's equity compensation plan information as of December 31, 2014 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,374,254	(a)	$59.04	(b)	11,541,854
Equity compensation plans not approved by security holders	—		—		—
Total	5,374,254		$59.04		11,541,854
__________________________________

(a)
Includes an aggregate of 2,825,035 outstanding options, 2,285,882 unvested performance share awards (at maximum payout), 64,484 deferred fully vested performance shares and 179,513 deferred stock awards (including future reinvested dividends) under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan and former LTIP, and 19,340 fully vested shares deferred by directors under the NextEra Energy, Inc. 2007 Non-Employee Directors Stock Plan and its predecessor, the FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan.

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

FPL - The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2014 and 2013. The amounts presented below reflect allocations from NEE for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2014	2013
Audit fees(a)	$3,939,000	$3,567,000
Audit-related fees(b)	128,000	160,000
Tax fees(c)	59,000	34,000
All other fees(d)	21,000	15,000
Total	$4,147,000	$3,776,000
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

(c)
Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. In 2014, approximately $24,000 was paid related to tax advice and planning services. All other tax fees in 2014 and all tax fees in 2013 related to tax compliance services.

(d)	All other fees consist of fees for products and services other than the services reported under the other named categories. In 2014 and 2013, these fees related to training.

In accordance with the requirements of Sarbanes-Oxley Act of 2002, the Audit Committee Charter and the Audit Committee's pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the Audit Committee, except for audits of certain trust funds where the fees are paid by the trust. Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year. This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting. Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such service. In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work. The Audit Committee has delegated to the Chair of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting. At each Audit Committee meeting (other than meetings held to review earnings materials), the Audit Committee reviews a schedule of services for which Deloitte & Touche has been engaged since the prior Audit Committee meeting under existing pre-approvals and the estimated fees for those services. In 2014 and 2013, none of the amounts presented above represent services provided to NEE or FPL by Deloitte & Touche that were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

PART IV

Item 15.  Exhibits, Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements
		Management's Report on Internal Control Over Financial Reporting	69
		Attestation Report of Independent Registered Public Accounting Firm	70
		Report of Independent Registered Public Accounting Firm	71
		NEE:
		Consolidated Statements of Income	72
		Consolidated Statements of Comprehensive Income	73
		Consolidated Balance Sheets	74
		Consolidated Statements of Cash Flows	75
		Consolidated Statements of Equity	76
		FPL:
		Consolidated Statements of Income	77
		Consolidated Balance Sheets	78
		Consolidated Statements of Cash Flows	79
		Consolidated Statements of Common Shareholder's Equity	80
		Notes to Consolidated Financial Statements	81 - 122

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

Certain exhibits listed below refer to "FPL Group" and "FPL Group Capital," and were effective prior to the change of the name FPL Group, Inc. to NextEra Energy, Inc., and of the name FPL Group Capital Inc to NextEra Energy Capital Holdings, Inc., during 2010.

Exhibit Number	Description	NEE	FPL
*2
Agreement and Plan of Merger, dated as of December 3, 2014, by and among NextEra Energy, Inc., NEE Acquisition Sub I, LLC, NEE Acquisition Sub II, Inc. and Hawaiian Electric Industries, Inc. (filed as Exhibit 2 to Form 8-K dated December 3, 2014, File No. 1-8841)
x
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
*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and twenty-three Supplements thereto, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-3545; Exhibit 4(f) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(g) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File No. 2-27612; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated October 10, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated December 13, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated December 20, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated June 5, 2013, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2014, File No. 2-27612; and Exhibit 4 to Form 8-K dated September 10, 2014, File No. 2-27612)
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
x

Exhibit Number	Description	NEE	FPL
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
x
*4(h)
Officer's Certificate of FPL Group Capital Inc, dated September 21, 2010, creating the Series D Debentures due September 1, 2015 (filed as Exhibit 4(c) to Form 8-K dated September 15, 2010, File No. 1-8841)
x
*4(i)
Letter, dated August 9, 2013, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series D Debentures due September 1, 2015, effective August 9, 2013 (filed as Exhibit 4(b) to Form 8-K dated August 9, 2013, File No. 1-8841)
x
*4(j)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 10, 2011, creating the 4.50% Debentures, Series due June 1, 2021 (filed as Exhibit 4(b) to Form 8-K dated June 10, 2011, File No. 1-8841)
x
*4(k)
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
x
*4(o)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 25, 2013, creating the Series G Debentures due September 1, 2018 (filed as Exhibit 4(c) to Form 8-K dated September 25, 2013, File No. 1-8841)
x
*4(p)
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
x
*4(ee)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated March 27, 2012, creating the Series G Junior Subordinated Debentures due March 1, 2072 (filed as Exhibit 4 to Form 8-K dated March 27, 2012, File No. 1-8841)
x
*4(ff)
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
x
*4(hh)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated January 18, 2013, creating the Series J Junior Subordinated Debentures due January 15, 2073 (filed as Exhibit 4 to Form 8-K dated January 18, 2013, File No. 1-8841)
x
*4(ii)
Indenture (For Securing Senior Secured Bonds, Series A), dated May 22, 2007, between FPL Recovery Funding LLC (as Issuer) and The Bank of New York Mellon (as Trustee and Securities Intermediary) (filed as Exhibit 4.1 to Form 8-K dated May 22, 2007 and filed June 1, 2007, File No. 333-141357)
x
*4(jj)
Purchase Contract Agreement dated as of May 1, 2012, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated May 4, 2012, File No. 1-8841)
x

Exhibit Number	Description	NEE	FPL
*4(kk)
Pledge Agreement, dated as of May 1, 2012, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated May 4, 2012, File No. 1-8841)
x
*4(ll)
Purchase Contract Agreement dated as of September 1, 2012, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated September 11, 2012, File No. 1-8841)
x
*4(mm)
Pledge Agreement, dated as of September 1, 2012, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated September 11, 2012, File No. 1-8841)
x
*4(nn)
Purchase Contract Agreement, dated as of September 1, 2013, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated September 25, 2013, File No. 1-8841)
x
*4(oo)
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
		x	x
*10(d)	Appendix A1 (revised as of December 1, 2012) to the Restated SERP filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x	x
*10(e)	Appendix A2 (revised as of December 12, 2013) to the Restated SERP (filed as Exhibit 10(e) to Form 10-K dated December 31, 2013, File No.1-8841)	x	x
*10(f)	Amended and Restated Supplement to the Restated SERP as it applies to Lewis Hay, III effective January 1, 2005 (filed as Exhibit 10(c) to Form 8-K dated December 12, 2008, File No. 1-8841)	x	x
*10(g)	Supplement to the SERP as it applies to Lewis Hay, III effective March 22, 2002 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x	x
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
		x	x

Exhibit Number	Description	NEE	FPL
*10(o)	Form of Performance Share Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
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
		x	x
*10(t)	Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(u)
Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(b) to Form 8-K dated October 11, 2012)
		x	x
*10(v)
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
*10(aa)
Form of NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan - Non-Qualified Stock Option Agreement effective February 18, 2011 (filed as Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2011, File No. 1-8841)
		x	x
*10(bb)	Form of Non-Qualified Stock Option Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(b) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(cc)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Amended and Restated Deferred Stock Award Agreement effective February 12, 2010 between FPL Group, Inc. and each of Moray P. Dewhurst and James L. Robo (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)
		x	x
*10(dd)	Form of Deferred Stock Award Agreement under NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x
*10(ee)	NextEra Energy, Inc. 2013 Executive Annual Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 11, 2012, File No. 1-8841)	x	x
*10(ff)
NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005 as amended and restated through October 15, 2010 (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2010, File No. 1-8841)
		x	x

Exhibit Number	Description	NEE	FPL
*10(gg)
Amendment 1 (effective May 25, 2011) to the NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005, as amended and restated through October 15, 2010 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2011, File No. 1-8841)
		x	x
*10(hh)
Amendment 2 (effective November 16, 2011) to the NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005, as amended and restated through October 15, 2010 (filed as Exhibit 10(ll) to Form 10-K for the year ended December 31, 2011, File No. 1-8841)
		x	x
*10(ii)	FPL Group, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(jj)	FPL Group, Inc. Executive Long-Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(kk)
FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan, as amended and restated October 13, 2006 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)
x
*10(ll)	FPL Group, Inc. 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x
*10(mm)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2014 (filed as Exhibit 10(oo) to Form 10-K for the year ended December 31, 2013, File No. 1-8841)	x
10(nn)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2015	x
*10(oo)
Form of Amended and Restated Executive Retention Employment Agreement effective December 10, 2009 between FPL Group, Inc. and each of Moray P. Dewhurst, James L. Robo, Armando Pimentel, Jr., and Charles E. Sieving (filed as Exhibit 10(nn) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)
		x	x
*10(pp)	Amended and Restated Employment Letter with Lewis Hay, III dated December 10, 2009 (filed as Exhibit 10(pp) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)	x	x
*10(qq)
409A Amendment dated October 12, 2012 to Amended and Restated Employment Letter between Lewis Hay, III and NextEra Energy, Inc. (filed as Exhibit 10(ww) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)
		x	x
*10(rr)
Executive Retention Employment Agreement between FPL Group, Inc. and Joseph T. Kelliher dated as of May 21, 2009 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2009, File No. 1-8841)
		x	x
*10(ss)
Executive Retention Employment Agreement between FPL Group, Inc. and Manoochehr K. Nazar dated as of January 1, 2010 (filed as Exhibit 10(rr) to Form 10‑K for the year ended December 31, 2009, File No. 1-8841)
		x	x
*10(tt)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Eric E. Silagy dated as of May 2, 2012 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2012, File No. 1-8841)
		x	x
*10(uu)
Executive Retention Employment Agreement between NextEra Energy, Inc. and William L. Yeager dated as of January 1, 2013 (filed as Exhibit 10(ccc) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)
		x	x
*10(vv)
Form of 2012 409A Amendment to NextEra Energy, Inc. Executive Retention Employment Agreement effective October 11, 2012 between NextEra Energy, Inc. and each of James L. Robo, Moray P. Dewhurst, Armando Pimentel, Jr., Eric E. Silagy, Joseph T. Kelliher, Manoochehr K. Nazar and Charles E. Sieving (filed as Exhibit 10(ddd) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)
		x	x
*10(ww)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Deborah H. Caplan dated as of April 23, 2013 (filed as Exhibit 10(e) to Form 10-Q for the quarter ended June 30, 2013, File No. 1-8841)
		x	x
*10(xx)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Miguel Arechabala dated as of January 1, 2014 (filed as Exhibit 10(bbb) to Form 10‑K for the year ended December 31, 2013, File No. 1-8841)
		x	x

Exhibit Number	Description	NEE	FPL
*10(yy)	NextEra Energy, Inc. Executive Severance Benefit Plan effective February 26, 2013 (filed as Exhibit 10(eee) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x	x
*10(zz)	Guarantee Agreement between FPL Group, Inc. and FPL Group Capital Inc, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
21	Subsidiaries of NextEra Energy, Inc.	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
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

Date: February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 20, 2015:

MORAY P. DEWHURST	CHRIS N. FROGGATT
Moray P. Dewhurst Vice Chairman and Chief Financial Officer, and Executive Vice President - Finance (Principal Financial Officer)	Chris N. Froggatt Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:

SHERRY S. BARRAT	TONI JENNINGS
Sherry S. Barrat	Toni Jennings
ROBERT M. BEALL, II	AMY B. LANE
Robert M. Beall, II	Amy B. Lane
JAMES L. CAMAREN	RUDY E. SCHUPP
James L. Camaren	Rudy E. Schupp
KENNETH B. DUNN	JOHN L. SKOLDS
Kenneth B. Dunn	John L. Skolds
NAREN K. GURSAHANEY	WILLIAM H. SWANSON
Naren K. Gursahaney	William H. Swanson
KIRK S. HACHIGIAN	HANSEL E. TOOKES, II
Kirk S. Hachigian	Hansel E. Tookes, II

FLORIDA POWER & LIGHT COMPANY SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities and on the date indicated.

Florida Power & Light Company

ERIC E. SILAGY
Eric E. Silagy President and Chief Executive Officer and Director (Principal Executive Officer)

Date: February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 20, 2015:

MORAY P. DEWHURST	KIMBERLY OUSDAHL
Moray P. Dewhurst Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Director:

JAMES L. ROBO
James L. Robo

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.