Form 10-Q
period 2015-03-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2015-05-01
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding as of March 31, 2015: 444,123,764

Number of shares of Florida Power & Light Company common stock, without par value, outstanding as of March 31, 2015, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC - debt	debt component of allowance for funds used during construction
AFUDC - equity	equity component of allowance for funds used during construction
AOCI	accumulated other comprehensive income
Duane Arnold	Duane Arnold Energy Center
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly-owned NEECH subsidiary
FPL	Florida Power & Light Company
FPL FiberNet	fiber-optic telecommunications business
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	NextEra Energy Resources, LLC
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PTC	production tax credit
PV	photovoltaic
Recovery Act	American Recovery and Reinvestment Act of 2009, as amended
regulatory ROE	return on common equity as determined for regulatory purposes
RFP	request for proposal
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NEECH subsidiary has a 33% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
U.S.	United States of America

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

•
Any reductions to, or the elimination of, governmental incentives that support utility scale renewable energy, including, but not limited to, tax incentives, renewable portfolio standards or feed-in tariffs, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

•
NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected as a result of new or revised laws, regulations or interpretations or other regulatory initiatives.

•
NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if the rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act broaden the scope of its provisions regarding the regulation of OTC financial derivatives and make certain provisions applicable to NEE and FPL.

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

•	NEE's and FPL's liquidity may be impaired if their credit providers are unable to fund their credit commitments to the companies or to maintain their current credit ratings.

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K), and investors should refer to that section of the 2014 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

Website Access to SEC Filings. NEE and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on NEE's internet website, www.nexteraenergy.com, as soon as reasonably practicable after those documents are electronically filed with or furnished to the SEC. The information and materials available on NEE's website (or any of its subsidiaries' websites) are not incorporated by reference into this combined Form 10-Q. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at www.sec.gov.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING REVENUES	$4,104	$3,674
OPERATING EXPENSES
Fuel, purchased power and interchange	1,363	1,397
Other operations and maintenance	735	756
Merger-related	4	—
Depreciation and amortization	547	463
Taxes other than income taxes and other	326	320
Total operating expenses	2,975	2,936
OPERATING INCOME	1,129	738
OTHER INCOME (DEDUCTIONS)
Interest expense	(321)	(319)
Benefits associated with differential membership interests - net	57	65
Equity in earnings of equity method investees	9	2
Allowance for equity funds used during construction	11	15
Interest income	21	22
Gains on disposal of assets - net	22	44
Gain associated with Maine fossil	—	21
Other - net	8	(5)
Total other deductions - net	(193)	(155)
INCOME BEFORE INCOME TAXES	936	583
INCOME TAXES	286	153
NET INCOME	650	430
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—
NET INCOME ATTRIBUTABLE TO NEE	$650	$430
Earnings per share attributable to NEE
Basic	$1.47	$0.99
Assuming dilution	$1.45	$0.98
Dividends per share of common stock	$0.770	$0.725
Weighted-average number of common shares outstanding:
Basic	442.3	433.5
Assuming dilution	448.8	438.2

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
NET INCOME	$650	$430
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $26 and $11 tax benefit, respectively)	(52)	(18)
Reclassification from accumulated other comprehensive income to net income (net of $4 and $5 tax expense, respectively)	18	9
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $9 and $10 tax expense, respectively)	12	13
Reclassification from accumulated other comprehensive income to net income (net of $7 and $15 tax benefit, respectively)	(10)	(25)
Defined benefit pension and other benefits plans (net of $10 tax benefit and $3 tax expense, respectively)	(16)	5
Net unrealized gains (losses) on foreign currency translation (net of $8 tax expense and $8 tax benefit, respectively)	14	(17)
Other comprehensive loss related to equity method investee (net of $1 and $1 tax benefit, respectively)	(2)	(2)
Total other comprehensive loss, net of tax	(36)	(35)
COMPREHENSIVE INCOME	614	395
LESS COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$617	$395

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	March 31, 2015	December 31, 2014
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$68,691	$68,042
Nuclear fuel	2,048	2,006
Construction work in progress	3,939	3,591
Less accumulated depreciation and amortization	(18,445)	(17,934)
Total property, plant and equipment - net ($6,361 and $6,414 related to VIEs, respectively)	56,233	55,705
CURRENT ASSETS
Cash and cash equivalents	469	577
Customer receivables, net of allowances of $19 and $27, respectively	1,718	1,805
Other receivables	309	354
Materials, supplies and fossil fuel inventory	1,249	1,292
Regulatory assets:
Deferred clause and franchise expenses	181	268
Derivatives	360	364
Other	116	116
Derivatives	802	990
Deferred income taxes	608	739
Other	485	439
Total current assets	6,297	6,944
OTHER ASSETS
Special use funds	5,245	5,166
Other investments	1,527	1,399
Prepaid benefit costs	1,259	1,244
Regulatory assets:
Securitized storm-recovery costs ($172 and $180 related to a VIE, respectively)	279	294
Other	643	657
Derivatives	1,222	1,009
Other	2,224	2,511
Total other assets	12,399	12,280
TOTAL ASSETS	$74,929	$74,929
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 444 and 443, respectively)	$4	$4
Additional paid-in capital	7,222	7,179
Retained earnings	13,082	12,773
Accumulated other comprehensive loss	(73)	(40)
Total common shareholders' equity	20,235	19,916
Noncontrolling interests	229	252
Total equity	20,464	20,168
Long-term debt ($1,024 and $1,077 related to VIEs, respectively)	24,264	24,367
Total capitalization	44,728	44,535
CURRENT LIABILITIES
Commercial paper	1,120	1,142
Notes payable	625	—
Current maturities of long-term debt	3,457	3,515
Accounts payable	1,104	1,354
Customer deposits	464	462
Accrued interest and taxes	558	474
Derivatives	1,087	1,289
Accrued construction-related expenditures	448	676
Other	523	751
Total current liabilities	9,386	9,663
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,016	1,986
Deferred income taxes	9,337	9,261
Regulatory liabilities:
Accrued asset removal costs	1,838	1,904
Asset retirement obligation regulatory expense difference	2,275	2,257
Other	494	476
Derivatives	557	466
Deferral related to differential membership interests - VIEs	2,649	2,704
Other	1,649	1,677
Total other liabilities and deferred credits	20,815	20,731
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$74,929	$74,929
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$650	$430
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	547	463
Nuclear fuel and other amortization	90	88
Unrealized losses (gains) on marked to market energy contracts	(99)	124
Deferred income taxes	262	190
Cost recovery clauses and franchise fees	66	4
Benefits associated with differential membership interests - net	(57)	(65)
Allowance for equity funds used during construction	(11)	(15)
Gains on disposal of assets - net	(22)	(44)
Gain associated with Maine fossil	—	(21)
Other - net	29	43
Changes in operating assets and liabilities:
Customer and other receivables	118	(90)
Materials, supplies and fossil fuel inventory	43	9
Other current assets	(23)	(24)
Other assets	(2)	(97)
Accounts payable and customer deposits	(157)	162
Margin cash collateral	(187)	(84)
Income taxes	12	(42)
Interest and other taxes	105	122
Other current liabilities	(152)	(161)
Other liabilities	(31)	25
Net cash provided by operating activities	1,181	1,017
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(721)	(999)
Independent power and other investments of NEER	(649)	(752)
Nuclear fuel purchases	(91)	(91)
Other capital expenditures and other investments	(105)	(24)
Sale of independent power and other investments of NEER	34	53
Change in loan proceeds restricted for construction	2	(28)
Proceeds from sale or maturity of securities in special use funds and other investments	771	1,451
Purchases of securities in special use funds and other investments	(828)	(1,481)
Other - net	23	29
Net cash used in investing activities	(1,564)	(1,842)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	194	655
Retirements of long-term debt	(170)	(717)
Payments to differential membership investors	(21)	(22)
Net change in short-term debt	603	1,179
Issuances of common stock - net	16	25
Dividends on common stock	(341)	(315)
Other - net	(6)	70
Net cash provided by financing activities	275	875
Net increase (decrease) in cash and cash equivalents	(108)	50
Cash and cash equivalents at beginning of period	577	438
Cash and cash equivalents at end of period	$469	$488
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$632	$802
Changes in property, plant and equipment as a result of a settlement	$25	$128

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2014	443	$4	$7,193	$(14)	$(40)	$12,773	$19,916	$252	$20,168
Net income	—	—	—	—	—	650	650	—
Issuances of common stock, net of issuance cost of less than $1	—	—	13	1	—	—	14	—
Exercise of stock options and other incentive plan activity	1	—	2	—	—	—	2	—
Dividends on common stock	—	—	—	—	—	(341)	(341)	—
Earned compensation under ESOP	—	—	10	1	—	—	11	—
Other comprehensive loss	—	—	—	—	(33)	—	(33)	(3)
Sale of NEER assets to NEP	—	—	16	—	—	—	16	(11)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)
Other changes in noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(5)
Balances, March 31, 2015	444	$4	$7,234	$(12)	$(73)	$13,082	$20,235	$229	$20,464

	Common Stock		Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2013	435	$4	$6,437	$(26)	$56	$11,569	$18,040	$—	$18,040
Net income	—	—	—	—	—	430	430	—
Issuances of common stock, net of issuance cost of less than $1	—	—	13	1	—	—	14	—
Exercise of stock options and other incentive plan activity	1	—	13	—	—	—	13	—
Dividends on common stock	—	—	—	—	—	(315)	(315)	—
Earned compensation under ESOP	—	—	11	2	—	—	13	—
Other comprehensive loss	—	—	—	—	(35)	—	(35)	—
Balances, March 31, 2014	436	$4	$6,474	$(23)	$21	$11,684	$18,160	$—	$18,160

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING REVENUES	$2,541	$2,535
OPERATING EXPENSES
Fuel, purchased power and interchange	1,005	1,036
Other operations and maintenance	353	384
Depreciation and amortization	242	209
Taxes other than income taxes and other	274	274
Total operating expenses	1,874	1,903
OPERATING INCOME	667	632
OTHER INCOME (DEDUCTIONS)
Interest expense	(115)	(102)
Allowance for equity funds used during construction	10	15
Other - net	1	1
Total other deductions - net	(104)	(86)
INCOME BEFORE INCOME TAXES	563	546
INCOME TAXES	204	199
NET INCOME(a)	$359	$347
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	March 31, 2015	December 31, 2014
ELECTRIC UTILITY PLANT
Plant in service and other property	$39,478	$39,027
Nuclear fuel	1,253	1,217
Construction work in progress	2,002	1,694
Less accumulated depreciation and amortization	(11,484)	(11,282)
Total electric utility plant - net	31,249	30,656
CURRENT ASSETS
Cash and cash equivalents	28	14
Customer receivables, net of allowances of $2 and $5, respectively	740	773
Other receivables	112	136
Materials, supplies and fossil fuel inventory	841	848
Regulatory assets:
Deferred clause and franchise expenses	181	268
Derivatives	360	364
Other	113	111
Other	128	120
Total current assets	2,503	2,634
OTHER ASSETS
Special use funds	3,573	3,524
Prepaid benefit costs	1,203	1,189
Regulatory assets:
Securitized storm-recovery costs ($172 and $180 related to a VIE, respectively)	279	294
Other	475	468
Other	271	542
Total other assets	5,801	6,017
TOTAL ASSETS	$39,553	$39,307
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	6,828	6,279
Retained earnings	5,859	5,499
Total common shareholder's equity	14,060	13,151
Long-term debt ($240 and $273 related to a VIE, respectively)	9,381	9,413
Total capitalization	23,441	22,564
CURRENT LIABILITIES
Commercial paper	420	1,142
Current maturities of long-term debt	62	60
Accounts payable	570	647
Customer deposits	459	458
Accrued interest and taxes	521	245
Derivatives	364	370
Accrued construction-related expenditures	167	233
Other	229	331
Total current liabilities	2,792	3,486
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,373	1,355
Deferred income taxes	6,917	6,835
Regulatory liabilities:
Accrued asset removal costs	1,831	1,898
Asset retirement obligation regulatory expense difference	2,275	2,257
Other	494	476
Other	430	436
Total other liabilities and deferred credits	13,320	13,257
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$39,553	$39,307

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$359	$347
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	242	209
Nuclear fuel and other amortization	54	47
Deferred income taxes	72	168
Cost recovery clauses and franchise fees	66	4
Allowance for equity funds used during construction	(10)	(15)
Other - net	20	6
Changes in operating assets and liabilities:
Customer and other receivables	39	68
Materials, supplies and fossil fuel inventory	7	(22)
Other current assets	(39)	(18)
Other assets	(17)	(69)
Accounts payable and customer deposits	(30)	91
Income taxes	157	31
Interest and other taxes	112	95
Other current liabilities	(67)	(94)
Other liabilities	(13)	27
Net cash provided by operating activities	952	875
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(721)	(999)
Nuclear fuel purchases	(44)	(68)
Proceeds from sale or maturity of securities in special use funds	589	1,162
Purchases of securities in special use funds	(606)	(1,184)
Other - net	24	22
Net cash used in investing activities	(758)	(1,067)
CASH FLOWS FROM FINANCING ACTIVITIES
Retirements of long-term debt	(31)	(29)
Net change in short-term debt	(722)	120
Capital contribution from NEE	550	100
Other - net	23	20
Net cash provided by (used in) financing activities	(180)	211
Net increase in cash and cash equivalents	14	19
Cash and cash equivalents at beginning of period	14	19
Cash and cash equivalents at end of period	$28	$38
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$282	$317

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2014 Form 10-K. In the opinion of NEE and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

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

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	(millions)
Service cost	$18	$16	$1	$1
Interest cost	24	25	3	4
Expected return on plan assets	(63)	(60)	—	—
Amortization of prior service cost (benefit)	—	1	—	(1)
Net periodic benefit (income) cost at NEE	$(21)	$(18)	$4	$4
Net periodic benefit (income) cost at FPL	$(13)	$(11)	$3	$3

2.  Derivative Instruments

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated primarily with outstanding and forecasted debt issuances and borrowings, and to optimize the value of NEER's power generation and gas infrastructure assets.

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

Derivative instruments, when required to be marked to market, are recorded on NEE's and FPL's condensed consolidated balance sheets as either an asset or liability measured at fair value. At FPL, substantially all changes in the derivatives' fair value are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

fuel clause. For NEE's non-rate regulated operations, predominantly NEER, essentially all changes in the derivatives' fair value for power purchases and sales, fuel sales and trading activities are recognized on a net basis in operating revenues; fuel purchases used in the production of electricity are recognized in fuel, purchased power and interchange expense; and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's condensed consolidated statements of income. Settlement gains and losses are included within the line items in the condensed consolidated statements of income to which they relate. Transactions for which physical delivery is deemed not to have occurred are presented on a net basis in the condensed consolidated statements of income. For commodity derivatives, NEE believes that, where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes. Settlements related to derivative instruments are primarily recognized in net cash provided by operating activities in NEE's and FPL's condensed consolidated statements of cash flows.

While most of NEE's derivatives are entered into for the purpose of managing commodity price risk, optimizing the value of NEER's power generation and gas infrastructure assets, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable. For interest rate and foreign currency derivative instruments, generally NEE assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of OCI and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period. At March 31, 2015, NEE's AOCI included amounts related to interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $52 million of net losses included in AOCI at March 31, 2015 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in interest rates, currency exchange rates or scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at March 31, 2015 and December 31, 2014, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 3 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	March 31, 2015
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$—	$—	$5,853	$4,897	$1,975	$1,204
Interest rate contracts	46	175	—	127	49	305
Foreign currency swaps	—	135	—	—	—	135
Total fair values	$46	$310	$5,853	$5,024	$2,024	$1,644

FPL:
Commodity contracts	$—	$—	$7	$378	$5	$376

Net fair value by NEE balance sheet line item:
Current derivative assets(a)					$802
Noncurrent derivative assets(b)					1,222
Current derivative liabilities(c)						$1,087
Noncurrent derivative liabilities(d)						557
Total derivatives					$2,024	$1,644

Net fair value by FPL balance sheet line item:
Current other assets					$4
Noncurrent other assets					1
Current derivative liabilities						$364
Noncurrent other liabilities						12
Total derivatives					$5	$376
______________________

(a)	Reflects the netting of approximately $147 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $93 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $53 million in margin cash collateral paid to counterparties.

(d)	Reflects the netting of approximately $2 million in margin cash collateral paid to counterparties.

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

At March 31, 2015 and December 31, 2014, NEE had approximately $17 million and $60 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at March 31, 2015 and December 31, 2014, NEE had approximately $187 million and $122 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's cash flow hedges are recorded in NEE's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended March 31,
	2015					2014
	Interest Rate Contracts		Foreign Currency Swaps		Total	Interest Rate Contracts		Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$(70)		$(8)		$(78)	$(27)		$(2)		$(29)
Gains (losses) reclassified from AOCI to net income	$(20)	(a)	$(2)	(b)	$(22)	$(16)	(a)	$2	(b)	$(14)
————————————

(a)	Included in interest expense.

(b)	For 2015 and 2014, losses of approximately $3 million and $1 million, respectively, are included in interest expense and the balances are included in other - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

For the three months ended March 31, 2015 and 2014, NEE recorded gains of approximately $16 million and $4 million, respectively, on fair value hedges which resulted in a corresponding increase in the related debt.

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2015	2014
	(millions)
Commodity contracts:(a)
Operating revenues	$237	$(272)
Fuel, purchased power and interchange	2	(4)
Foreign currency swap - other - net	—	5
Interest rate contracts - interest expense	(13)	(27)
Total	$226	$(298)
————————————

(a)
For the three months ended March 31, 2015 and 2014, FPL recorded approximately $86 million of losses and $136 million of gains, respectively, related to commodity contracts as regulatory assets and regulatory liabilities, respectively, on its condensed consolidated balance sheets.

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

	March 31, 2015				December 31, 2014
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(103)	MWh	—		(73)	MWh	—
Natural gas	1,458	MMBtu	892	MMBtu	1,436	MMBtu	845	MMBtu
Oil	(9)	barrels	—		(11)	barrels	—

At March 31, 2015 and December 31, 2014, NEE had interest rate contracts with notional amounts totaling approximately $7.1 billion and $7.4 billion, respectively, and foreign currency swaps with notional amounts totaling approximately $693 million and $661 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At March 31, 2015 and December 31, 2014, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $2.5 billion ($375 million for FPL) and $2.7 billion ($369 million for FPL), respectively.

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $500 million ($130 million at FPL) as of March 31, 2015 and $700 million ($130 million at FPL) as of December 31, 2014. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.6 billion ($0.7 billion at FPL) and $2.8 billion ($0.7 billion at FPL) as of March 31, 2015 and December 31, 2014, respectively. Some contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $750 million ($175 million at FPL) and $850 million ($200 million at FPL) as of March 31, 2015 and December 31, 2014, respectively.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At March 31, 2015, applicable NEE subsidiaries have posted approximately $118 million (none at FPL) in cash which could be applied toward the collateral requirements described above. In addition, at March 31, 2015 and December 31, 2014, applicable NEE subsidiaries have posted approximately $117 million (none at FPL) and $236 million (none at FPL), respectively, in the form of letters of credit which could be applied toward the collateral requirements described above. FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEE uses interest rate contracts and foreign currency swaps to mitigate and adjust interest rate and foreign currency exposure related primarily to certain outstanding and forecasted debt issuances and borrowings when deemed appropriate based on market conditions or when required by financing agreements. NEE estimates the fair value of these derivatives using a discounted cash flows valuation technique based on the net amount of estimated future cash inflows and outflows related to the agreements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2015
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$18	$—		$—		$18
Special use funds:(b)
NEE:
Equity securities	$1,231	$1,441	(c)	$—		$2,672
U.S. Government and municipal bonds	$494	$212		$—		$706
Corporate debt securities	$—	$748		$—		$748
Mortgage-backed securities	$—	$493		$—		$493
Other debt securities	$26	$42		$—		$68
FPL:
Equity securities	$319	$1,259	(c)	$—		$1,578
U.S. Government and municipal bonds	$415	$175		$—		$590
Corporate debt securities	$—	$539		$—		$539
Mortgage-backed securities	$—	$423		$—		$423
Other debt securities	$26	$32		$—		$58
Other investments:
NEE:
Equity securities	$35	$1		$—		$36
Debt securities	$9	$176		$—		$185
Derivatives:
NEE:
Commodity contracts	$1,618	$3,186		$1,049	$(3,878)	$1,975	(d)
Interest rate contracts	$—	$46		$—	$3	$49	(d)
FPL - commodity contracts	$—	$3		$4	$(2)	$5	(d)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,583	$2,843		$471	$(3,693)	$1,204	(d)
Interest rate contracts	$—	$175		$127	$3	$305	(d)
Foreign currency swaps	$—	$135		$—	$—	$135	(d)
FPL - commodity contracts	$—	$373		$5	$(2)	$376	(d)
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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at March 31, 2015 are as follows:

Transaction Type	Fair Value at March 31, 2015		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$531	$159	Discounted cash flow	Forward price (per MWh)	$6	—	$128
Forward contracts - gas	55	61	Discounted cash flow	Forward price (per MMBtu)	$1	—	$7
Forward contracts - other commodity related	22	12	Discounted cash flow	Forward price (various)	$(34)	—	$49
Options - power	147	129	Option models	Implied correlations	(4)%	—	99%
				Implied volatilities	1%	—	160%
Options - primarily gas	32	77	Option models	Implied correlations	(4)%	—	99%
				Implied volatilities	1%	—	84%
Full requirements and unit contingent contracts	262	33	Discounted cash flow	Forward price (per MWh)	$(20)	—	$158
				Customer migration rate(a)	—%	—	20%
Total	$1,049	$471
——————————

(a)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
————————————
(a)  Assumes the contract is in a gain position.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In addition, the fair value measurement of interest rate swap liabilities related to the solar projects in Spain of approximately $127 million at March 31, 2015 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the swap agreements.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31,
	2015		2014
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31	$622	$5	$622	$—
Realized and unrealized gains (losses):
Included in earnings(a)	30	—	(423)	—
Included in other comprehensive income	15	—	—	—
Included in regulatory assets and liabilities	(1)	(1)	4	4
Purchases	22	—	4	—
Settlements	(187)	(5)	266	(1)
Issuances	(20)	—	(19)	—
Transfers in(b)	(19)	—	7	—
Transfers out(b)	(11)	—	(1)	—
Fair value of net derivatives based on significant unobservable inputs at March 31	$451	$(1)	$460	$3
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$38	$—	$(249)	$—
————————————

(a)
For the three months ended March 31, 2015, realized and unrealized gains of approximately $47 million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense. For the three months ended March 31, 2014, realized and unrealized losses of approximately $405 million are reflected in the condensed consolidated statements of income in operating revenues, $15 million in interest expense and the balance is reflected in fuel, purchased power and interchange.

(b)
Transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three months ended March 31, 2015, unrealized gains of approximately $55 million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense. For the three months ended March 31, 2014, unrealized losses of approximately $234 million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

Nonrecurring Fair Value Measurements - In March 2013, NEER initiated a plan and received internal authorization to pursue the sale of its ownership interests in oil-fired generating plants located in Maine (Maine fossil), which resulted in the recording of a loss during that period which was reflected within discontinued operations at NEE. In March 2014, NEER decided not to pursue the sale of Maine fossil due to the divergence between the achievable sales price and management's view of the assets' value, which increased as a result of significant market changes. Accordingly, the Maine fossil assets were written-up to management's current estimate of fair value resulting in a gain of approximately $21 million ($12 million after-tax) which is included as a separate line item in NEE's condensed consolidated statements of income. The fair value measurement (Level 3) was estimated using an income approach based primarily on the updated capacity revenue forecasts.

Fair Value of Financial Instruments Recorded at the Carrying Amount - The carrying amounts of cash equivalents and short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments, excluding those recorded at fair value and disclosed above in Recurring Fair Value Measurements, are as follows:

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	March 31, 2015			December 31, 2014
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$558	$558		$567	$567
Other investments - primarily notes receivable	$527	$717	(b)	$525	$679	(b)
Long-term debt, including current maturities	$27,716	$30,544	(c)	$27,876	$30,337	(c)
FPL:
Special use funds(a)	$385	$385		$395	$395
Long-term debt, including current maturities	$9,443	$11,435	(c)	$9,473	$11,105	(c)
————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

(b)
Primarily classified as held to maturity. Fair values are primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3). Notes receivable bear interest primarily at fixed rates and mature by 2029. Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement. The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit ratings and market-related information. As of March 31, 2015 and December 31, 2014, NEE had no notes receivable reported in non-accrual status.

(c)
As of March 31, 2015 and December 31, 2014, for NEE, $20,296 million and $19,973 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3). For FPL, estimated using quoted market prices for the same or similar issues (Level 2).

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of FPL's storm fund assets of approximately $75 million at both March 31, 2015 and December 31, 2014 and NEE's nuclear decommissioning fund assets of $5,170 million and $5,091 million at March 31, 2015 and December 31, 2014, respectively ($3,498 million and $3,449 million, respectively, for FPL). The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value. The amortized cost of debt and equity securities is approximately $1,944 million and $1,388 million, respectively, at March 31, 2015 and $1,906 million and $1,366 million, respectively, at December 31, 2014 ($1,550 million and $664 million, respectively, at March 31, 2015 and $1,519 million and $664 million, respectively, at December 31, 2014 for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts. For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in other - net in NEE's condensed consolidated statements of income. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at March 31, 2015 of approximately seven years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at March 31, 2015 of approximately three years. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	(millions)
Realized gains	$98	$77	$68	$32
Realized losses	$69	$22	$61	$17
Proceeds from sale or maturity of securities	$729	$1,401	$589	$1,162

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Unrealized losses on available for sale debt securities at March 31, 2015 and December 31, 2014 were not material to NEE or FPL. The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(millions)
Equity securities	$1,280	$1,267	$909	$896
Debt securities	$77	$66	$64	$54

Regulations issued by the FERC and the NRC provide general risk management guidelines to protect nuclear decommissioning funds and to allow such funds to earn a reasonable return. The FERC regulations prohibit, among other investments, investments in any securities of NEE or its subsidiaries, affiliates or associates, excluding investments tied to market indices or mutual funds. Similar restrictions applicable to the decommissioning funds for NEER's nuclear plants are included in the NRC operating licenses for those facilities or in NRC regulations applicable to NRC licensees not in cost-of-service environments. With respect to the decommissioning fund for Seabrook, decommissioning fund contributions and withdrawals are also regulated by the Nuclear Decommissioning Financing Committee pursuant to New Hampshire law.

The nuclear decommissioning reserve funds are managed by investment managers who must comply with the guidelines of NEE and FPL and the rules of the applicable regulatory authorities. The funds' assets are invested giving consideration to taxes, liquidity, risk, diversification and other prudent investment objectives.

4.  Income Taxes

NEE's effective income tax rates for the three months ended March 31, 2015 and 2014 were approximately 31% and 26%, respectively. The rates for both periods reflect the benefit of wind PTCs of approximately $38 million and $49 million, respectively, related to NEER's wind projects and deferred income tax benefits associated with grants (convertible ITCs) under the Recovery Act, of approximately $12 million and $12 million, respectively, primarily for certain wind and solar projects expected to be placed in service.

NEE recognizes PTCs as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year. NEE uses this method of recognizing PTCs for specific reasons, including that PTCs are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations. PTCs, as well as deferred income tax benefits associated with convertible ITCs, can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by the roll off of PTCs after ten years of production (PTC roll off).

5.  Variable Interest Entities (VIEs)

As of March 31, 2015, NEE has eighteen VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $244 million and $279 million at March 31, 2015 and December 31, 2014, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's condensed consolidated balance sheets. The liabilities of the VIE were approximately $303 million and $338 million at March 31, 2015 and December 31, 2014, respectively, and consisted

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's condensed consolidated balance sheets.

FPL entered into a purchased power agreement effective in 1994 with a 250 MW coal-fired qualifying facility and a purchased power agreement effective in 1995 with a 330 MW coal-fired qualifying facility to purchase substantially all of each facility's capacity and electrical output over a substantial portion of their estimated useful life. These facilities are considered VIEs because FPL absorbs a portion of each facility’s variability related to changes in the market price of coal through the price it pays per MWh (energy payment). Since FPL does not control the most significant activities of each facility, including operations and maintenance, FPL is not the primary beneficiary and does not consolidate these VIEs. The energy payments paid by FPL will fluctuate as coal prices change. This fluctuation does not expose FPL to losses since the energy payments paid by FPL to each facility are recovered through the fuel clause as approved by the FPSC. See Note 8 - Contracts for a discussion of FPL's pending purchase of the 250 MW coal-fired facility.

NEER - NEE consolidates seventeen NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, and through its 100% equity ownership has the obligation to absorb expected losses of these VIEs.

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generating facilities with the capability of producing 110 MW. This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. This VIE uses third-party debt and equity to finance its operations. The debt is secured by liens against the generating facilities and the other assets of these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of the VIE were approximately $90 million and $56 million, respectively, at March 31, 2015 and $85 million and $55 million, respectively, at December 31, 2014, and consisted primarily of property, plant and equipment and long-term debt.

The other sixteen NEER VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 4,490 MW. These VIEs sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2018 through 2039 or in the spot market. The VIEs use third-party debt and/or equity to finance their operations. Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes. The debt is secured by liens against the generating facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $6.6 billion and $3.9 billion, respectively, at March 31, 2015 and $6.6 billion and $4.1 billion, respectively, at December 31, 2014. At March 31, 2015 and December 31, 2014, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of March 31, 2015 and December 31, 2014, several NEE subsidiaries have investments totaling approximately $732 million ($622 million at FPL) and $716 million ($606 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities. These investments are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. As of March 31, 2015, NEE subsidiaries, including FPL, are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Amendments to the Consolidation Analysis - In February 2015, the FASB issued a new accounting standard that will modify current consolidation guidance. The standard makes changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are VIEs or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs. The standard is effective for NEE and FPL beginning January 1, 2016. NEE and FPL are currently evaluating the effect the adoption of this standard will have, if any, on their consolidated financial statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6.  Common Shareholders' Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended March 31,
	2015	2014
	(millions, except per share amounts)
Numerator - net income attributable to NEE	$650	$430
Denominator:
Weighted-average number of common shares outstanding - basic	442.3	433.5
Equity units, performance share awards, options, forward sale agreement and restricted stock(a)	6.5	4.7
Weighted-average number of common shares outstanding - assuming dilution	448.8	438.2
Earnings per share attributable to NEE:
Basic	$1.47	$0.99
Assuming dilution	$1.45	$0.98
————————————

(a)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to stock options and performance shares awards which were not included in the denominator above due to their antidilutive effect were approximately 0.1 million and 0.1 million for the three months ended March 31, 2015 and 2014, respectively.

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Loss Related to Equity Method Investee	Total
	(millions)
Three Months Ended March 31, 2015
Balances, December 31, 2014	$(156)		$218		$(20)	$(58)	$(24)	$(40)
Other comprehensive income (loss) before reclassifications	(52)		12		(16)	14	(2)	(44)
Amounts reclassified from AOCI	18	(a)	(10)	(b)	—	—	—	8
Net other comprehensive income (loss)	(34)		2		(16)	14	(2)	(36)
Less other comprehensive loss attributable to noncontrolling interests	1		—		—	2	—	3
Balances, March 31, 2015	$(189)		$220		$(36)	$(42)	$(26)	$(73)
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Loss Related to Equity Method Investee	Total
	(millions)
Three Months Ended March 31, 2014
Balances, December 31, 2013	$(115)		$197		$23	$(33)	$(16)	$56
Other comprehensive income (loss) before reclassifications	(18)		13		4	(17)	(2)	(20)
Amounts reclassified from AOCI	9	(a)	(25)	(b)	1	—	—	(15)
Net other comprehensive income (loss)	(9)		(12)		5	(17)	(2)	(35)
Balances, March 31, 2014	$(124)		$185		$28	$(50)	$(18)	$21
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

7.  Debt

Long-term debt issuances and borrowings by subsidiaries of NEE during the three months ended March 31, 2015 were as follows:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)
January - March 2015	NEER subsidiary	Canadian revolving credit agreements	Variable	(a)	$20	Various
January - March 2015	NEER subsidiary	NEP OpCo senior secured revolving credit facility	Variable	(a)	$122	2019
January - March 2015	NEER subsidiary	Limited-recourse construction and term loan facility	Variable	(a)(b)	$23	2035
January - March 2015	NEER subsidiary	Cash grant bridge loan facility	Variable	(a)	$29	2017
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	An interest rate swap has been entered into with respect to this issuance. See Note 2.

In April 2015, an indirect wholly-owned subsidiary of NEER entered into and borrowed approximately C$392 million ($324 million) under a Canadian senior secured limited-recourse variable rate term loan agreement maturing in 2033.  Also in April 2015, another indirect wholly-owned subsidiary of NEER entered into and borrowed approximately C$275 million ($228 million) under a Canadian senior secured limited-recourse variable rate term loan agreement maturing in 2033. Interest rate swap agreements were entered into with respect to these borrowings.

In April 2015, NEECH entered into and borrowed a total of $450 million under two variable rate term loan agreements both maturing in October 2016.

Presentation of Debt Issuance Costs - In April 2015, the FASB issued a new accounting standard which changes the presentation of debt issuance costs in financial statements. The amendments in this standard require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this standard. The standard is effective for NEE and FPL beginning January 1, 2016. NEE and FPL are currently evaluating the effect the adoption of this standard will have on their consolidated financial statements.

8.  Commitments and Contingencies

Commitments - NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities and the procurement of nuclear fuel. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction and development of wind and solar projects and the procurement of nuclear fuel. Capital expenditures for Corporate and Other primarily include NEE's portion of the cost for construction of two natural gas pipeline systems, consisting of three separate pipelines, as well as the cost to meet customer-specific requirements and maintain the fiber-optic network for FPL FiberNet and the cost to maintain existing transmission facilities at NEET.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At March 31, 2015, estimated capital expenditures for the remainder of 2015 through 2019 for which applicable internal approvals (and also FPSC approvals for FPL, if required) have been received were as follows:

	Remainder of 2015	2016	2017	2018	2019	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$495	$970	$60	$5	$—	$1,530
Existing	630	555	650	565	440	2,840
Transmission and distribution	1,300	1,970	1,760	1,625	1,680	8,335
Nuclear fuel	170	220	125	150	175	840
General and other	300	225	215	160	135	1,035
Total	$2,895	$3,940	$2,810	$2,505	$2,430	$14,580
NEER:
Wind(d)	$1,840	$75	$20	$15	$10	$1,960
Solar(e)	1,025	535	—	—	—	1,560
Nuclear, including nuclear fuel	250	295	230	260	280	1,315
Other	160	55	50	115	100	480
Total	$3,275	$960	$300	$390	$390	$5,315
Corporate and Other(f)	$380	$1,200	$735	$455	$145	$2,915
————————————

(a)	Includes AFUDC of approximately $69 million, $71 million and $5 million for the remainder of 2015 through 2017, respectively.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.

(c)	Excludes capital expenditures for costs related to the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.

(d)	Consists of capital expenditures for new wind projects and related transmission totaling approximately 1,255 MW.

(e)	Consists of capital expenditures for new solar projects and related transmission totaling approximately 670 MW.

(f)
Includes capital expenditures for construction of three natural gas pipelines, including equity contributions associated with equity investments in joint ventures for two pipelines and AFUDC associated with the third pipeline. The natural gas pipelines are subject to certain conditions, including FERC approval. See Contracts below.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts. As of March 31, 2015, FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,330 MW annually through December 2015 and 375 MW annually thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 705 MW from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2024 through 2034. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas. In addition, FPL has entered into 25-year natural gas transportation agreements with each of Sabal Trail and Florida Southeast Connection, each of which will build, own and operate a pipeline that will be part of a natural gas pipeline system, for a quantity of 400,000 MMBtu/day beginning on May 1, 2017 and increasing to 600,000 MMBtu/day on May 1, 2020. These agreements contain firm commitments that are contingent upon the occurrence of certain events, including FERC approval and completion of construction of the pipeline system to be built by Sabal Trail and Florida Southeast Connection. See Commitments above.

As of March 31, 2015, NEER has entered into contracts with expiration dates ranging from June 2015 through 2030 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel. Approximately $3.1 billion of commitments under such contracts are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from August 2015 through 2033.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Included in Corporate and Other in the table below is the remaining commitment by NEECH subsidiaries of approximately $2.2 billion for the construction of the natural gas pipelines. Amounts committed for the remainder of 2015 through 2019 are also included in the estimated capital expenditures table in Commitments above.

The required capacity and/or minimum payments under the contracts discussed above as of March 31, 2015 were estimated as follows:

	Remainder of 2015	2016	2017	2018	2019	Thereafter
	(millions)
FPL:
Capacity charges:(a)
Qualifying facilities	$215	$250	$255	$260	$265	$1,700
JEA and Southern subsidiaries	$150	$70	$50	$10	$—	$—
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$1,025	$830	$780	$830	$830	$13,780
Coal, including transportation	$85	$50	$35	$—	$—	$—
NEER	$2,225	$845	$140	$135	$80	$395
Corporate and Other(d)(e)	$295	$1,010	$545	$380	$65	$20
————————————

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity cost recovery clause, totaled approximately $119 million and $123 million for the three months ended March 31, 2015 and 2014, respectively. Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $44 million and $56 million for the three months ended March 31, 2015 and 2014, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $200 million, $295 million, $290 million and $8,245 million in 2017, 2018, 2019 and thereafter, respectively, of firm commitments, subject to certain conditions as noted above, related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)	Includes an approximately $50 million commitment to invest primarily in clean power and technology businesses through 2021.

(e)	Excludes approximately $935 million in 2015 of joint obligations of NEECH and NEER which are included in the NEER amounts above.

In addition, FPL has entered into a purchase agreement under which it will assume ownership of a 250 MW coal-fired generation facility located in Jacksonville, Florida for a purchase price of approximately $521 million, which would thereby enable FPL to terminate its current long-term purchased power agreement for substantially all of the facility’s capacity and energy. The purchase agreement is contingent upon, among other things, FPSC approval. An FPSC decision is expected in September 2015. The remaining minimum payments under the long-term purchased power agreement, which total approximately $1,515 million and are included in the table above under qualifying facilities, will cease upon closing of the transaction, which is expected by October 2015.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this Act, NEE maintains $375 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $13.2 billion of liability insurance coverage per incident at any nuclear reactor in the U.S. Under the secondary financial protection system, NEE is subject to retrospective assessments of up to $1.0 billion ($509 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the U.S., payable at a rate not to exceed $152 million ($76 million for FPL) per incident per year. NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $15 million, $38 million and $19 million, plus any applicable taxes, per incident, respectively.

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $187 million ($112 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $3 million, $5 million and $4 million, plus any applicable taxes, respectively.

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

Spain Solar Projects - In March 2013 and May 2013, events of default occurred under the project-level financing agreements for the solar thermal facilities in Spain (Spain solar projects) as a result of changes of law that occurred in December 2012 and February 2013. These changes of law negatively affected the projected economics of the projects and caused the project-level financing to be unsupportable by expected future project cash flows. Under the project-level financing, events of default (including those discussed below) provide for, among other things, a right by the lenders (which they have not exercised) to accelerate the payment of the project-level debt. Accordingly, in 2013, the project-level debt and the associated derivative liabilities related to interest rate swaps were classified as current maturities of long-term debt and current derivative liabilities, respectively, on NEE's condensed consolidated balance sheets, and totaled $575 million and $127 million, respectively, as of March 31, 2015. In July 2013, the Spanish government published a new law that created a new economic framework for the Spanish renewable energy sector. Additional regulatory pronouncements from the Spanish government needed to complete and implement the framework were finalized in June 2014. Based on NEE's assessment, the regulatory pronouncements do not indicate a further impairment of the Spain solar projects. Since the third quarter of 2014, events of default have occurred under the project-level financing agreements related to certain debt service coverage ratio covenants not being met. The project-level subsidiaries have requested the lenders to waive the events of default related to the debt service coverage ratio.

Impairments recorded due to the changes of law caused the project-level subsidiaries in Spain to have a negative net equity position on their balance sheets, which requires them under Spanish law to commence liquidation proceedings if the net equity position is not restored to specified levels. Prior to 2015, Spanish law had provided an exemption applicable to the project-level subsidiaries that enabled the exclusion of asset-related impairments in the equity calculation. Such exemption has not yet been granted for 2015, and therefore, the project-level subsidiaries commenced liquidation on April 23, 2015. Such a mandatory liquidation event could cause the lenders to seek to accelerate the payment of the project-related debt and/or foreclose on the project assets, which they have not done to date. However, as part of a settlement agreement reached in December 2013 between NEECH, NextEra Energy España, S.L. (NEE España), which is the NEER subsidiary in Spain that is the direct shareholder of the project-level subsidiaries, the project-level subsidiaries and the lenders, the future recourse of the lenders under the project-level financing is effectively limited to the letters of credit described below and to the assets of the project-level subsidiaries. Under the settlement agreement, the lenders, among other things, irrevocably waived events of default related to changes of law that existed at the time of the settlement as described above, and NEECH affiliates provided for the project-level subsidiaries to post approximately €37 million (approximately $40 million as of March 31, 2015) in letters of credit to fund operating and debt service reserves under the project-level financing. NEE España, the project-level subsidiaries and the lenders will continue to seek to restructure the project-level financing; however, there can be no assurance that the project-level financing will be successfully restructured or that the lenders will not exercise remedies available to them under the project financing agreements for, among other things, current and future events of default, if any, or for the commencement of liquidation by the project-level subsidiaries.

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

In 1995 and 1996, NEE, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

common stock) for an aggregate price of approximately $35,900,000. On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash. In June 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against NEE and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York. The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital. The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest from January 29, 1999. NEE filed an answer to the complaint. NEE believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from NEE, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the stock repurchase, or (iii) the stock repurchase left Adelphia with unreasonably small capital. The trial was completed in May 2012 and closing arguments were heard in July 2012. In May 2014, the U.S. Bankruptcy Court, Southern District of New York, issued its decision after trial, finding, among other things, that Adelphia was not insolvent, or rendered insolvent, at the time of the stock repurchase. The bankruptcy court further ruled that Adelphia was not left with inadequate capital or equitably insolvent at the time of the stock repurchase. The decision after trial represented proposed findings of fact and conclusions of law which were subject to de novo review by the U.S. District Court for the Southern District of New York. In March 2015, the U.S. District Court issued a final order which effectively affirmed the findings of the U.S. Bankruptcy Court in NEE's favor. In April 2015, Adelphia filed an appeal of the final order to the U.S. Court of Appeals for the Second Circuit.

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

9.  Segment Information

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

	Three Months Ended March 31,
	2015					2014
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$2,541	$1,460		$103	$4,104	$2,535	$1,034		$105	$3,674
Operating expenses	$1,874	$1,027		$74	$2,975	$1,903	$952		$81	$2,936
Net income (loss) attributable to NEE	$359	$278	(b)	$13	$650	$347	$86	(b)	$(3)	$430
————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt. For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt. Residual NEECH corporate interest expense is included in Corporate and Other.

(b)	See Note 4 for a discussion of NEER's tax benefits related to PTCs.

	March 31, 2015				December 31, 2014
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$39,553	$32,518	$2,858	$74,929	$39,307	$32,919	$2,703	$74,929

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL. NEECH’s debentures and junior subordinated debentures that are registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended March 31,
	2015				2014
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,567	$2,537	$4,104	$—	$1,142	$2,532	$3,674
Operating expenses	(4)	(1,095)	(1,876)	(2,975)	(4)	(1,032)	(1,900)	(2,936)
Interest expense	(1)	(205)	(115)	(321)	(2)	(216)	(101)	(319)
Equity in earnings of subsidiaries	645	—	(645)	—	435	—	(435)	—
Other income - net	—	117	11	128	1	148	15	164
Income (loss) before income taxes	640	384	(88)	936	430	42	111	583
Income tax expense (benefit)	(10)	93	203	286	—	(46)	199	153
Net income (loss)	650	291	(291)	650	430	88	(88)	430
Less net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net income (loss) attributable to NEE	$650	$291	$(291)	$650	$430	$88	$(88)	$430
————————————
(a)  Represents primarily FPL and consolidating adjustments.

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31,
	2015				2014
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$617	$274	$(274)	$617	$395	$48	$(48)	$395

————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2015				December 31, 2014
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$27	$31,918	$42,733	$74,678	$27	$31,674	$41,938	$73,639
Less accumulated depreciation and amortization	(13)	(6,948)	(11,484)	(18,445)	(12)	(6,640)	(11,282)	(17,934)
Total property, plant and equipment - net	14	24,970	31,249	56,233	15	25,034	30,656	55,705
CURRENT ASSETS
Cash and cash equivalents	—	441	28	469	—	562	15	577
Receivables	212	1,489	326	2,027	82	1,378	699	2,159
Other	125	2,088	1,588	3,801	19	2,512	1,677	4,208
Total current assets	337	4,018	1,942	6,297	101	4,452	2,391	6,944
OTHER ASSETS
Investment in subsidiaries	19,997	—	(19,997)	—	19,703	—	(19,703)	—
Other	660	6,487	5,252	12,399	736	6,066	5,478	12,280
Total other assets	20,657	6,487	(14,745)	12,399	20,439	6,066	(14,225)	12,280
TOTAL ASSETS	$21,008	$35,475	$18,446	$74,929	$20,555	$35,552	$18,822	$74,929
CAPITALIZATION
Common shareholders' equity	$20,235	$5,941	$(5,941)	$20,235	$19,916	$6,552	$(6,552)	$19,916
Noncontrolling interests	—	229	—	229	—	252	—	252
Long-term debt	—	14,882	9,382	24,264	—	14,954	9,413	24,367
Total capitalization	20,235	21,052	3,441	44,728	19,916	21,758	2,861	44,535
CURRENT LIABILITIES
Debt due within one year	—	4,720	482	5,202	—	3,455	1,202	4,657
Accounts payable	—	534	570	1,104	—	707	647	1,354
Other	322	1,575	1,183	3,080	182	2,075	1,395	3,652
Total current liabilities	322	6,829	2,235	9,386	182	6,237	3,244	9,663
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	642	1,374	2,016	—	631	1,355	1,986
Deferred income taxes	142	2,633	6,562	9,337	149	2,608	6,504	9,261
Other	309	4,319	4,834	9,462	308	4,318	4,858	9,484
Total other liabilities and deferred credits	451	7,594	12,770	20,815	457	7,557	12,717	20,731
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$21,008	$35,475	$18,446	$74,929	$20,555	$35,552	$18,822	$74,929
————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31,
	2015				2014
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$907	$225	$49	$1,181	$428	$147	$442	$1,017
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(801)	(765)	(1,566)	—	(798)	(1,068)	(1,866)
Capital contribution to FPL	(550)	—	550	—	(100)	—	100	—
Change in loan proceeds restricted for construction	—	2	—	2	—	(28)	—	(28)
Other - net	(1)	—	1	—	—	58	(6)	52
Net cash used in investing activities	(551)	(799)	(214)	(1,564)	(100)	(768)	(974)	(1,842)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	194	—	194	—	655	—	655
Retirements of long-term debt	—	(139)	(31)	(170)	—	(688)	(29)	(717)
Net change in short-term debt	—	1,325	(722)	603	—	1,059	120	1,179
Dividends on common stock	(341)	—	—	(341)	(315)	—	—	(315)
Dividends to NEE	—	(902)	902	—	—	(433)	433	—
Other - net	(15)	(25)	29	(11)	(8)	55	26	73
Net cash provided by (used in) financing activities	(356)	453	178	275	(323)	648	550	875
Net increase (decrease) in cash and cash equivalents	—	(121)	13	(108)	5	27	18	50
Cash and cash equivalents at beginning of period	—	562	15	577	—	418	20	438
Cash and cash equivalents at end of period	$—	$441	$28	$469	$5	$445	$38	$488
————————————

(a)	Represents primarily FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves approximately 4.8 million customer accounts in Florida and is one of the largest rate-regulated electric utilities in the U.S., and NEER, which together with affiliated entities is the largest generator in North America of renewable energy from the wind and sun. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE by reportable segment, FPL and NEER, and by Corporate and Other, which is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as other income and expense items, including interest expense, income taxes and eliminating entries (see Note 9 for additional segment information). The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2014 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share, assuming dilution
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	(millions)
FPL	$359	$347	$0.80	$0.79
NEER(a)	278	86	0.62	0.20
Corporate and Other	13	(3)	0.03	(0.01)
NEE	$650	$430	$1.45	$0.98
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

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

NEE and NEER segregate into two categories unrealized mark-to-market gains and losses on derivative transactions. The first category, referred to as non-qualifying hedges, represents certain energy derivative and interest rate derivative transactions entered into as economic hedges, which do not meet the requirements for hedge accounting, or for which hedge accounting treatment is not elected or has been discontinued. Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility because the economic offset to the positions are not marked to market. As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions. For example, a gain (loss) in the non-qualifying hedge category for certain energy derivatives is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP. For this reason, NEE's management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance. The second category, referred to as trading activities, which is included in adjusted earnings, represents the net unrealized effect of actively traded positions entered into to take advantage of expected market price movements and all other commodity hedging activities. At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause. See Note 2.

During the three months ended March 31, 2014, NEER decided not to pursue the sale of Maine fossil and recorded an after-tax gain of $12 million to increase Maine fossil's carrying value to its estimated fair value. See Note 3 - Nonrecurring Fair Value

Measurements. In order to make period to period comparisons more meaningful, adjusted earnings also exclude the after-tax gain associated with Maine fossil, costs incurred in 2015 associated with the proposed merger pursuant to which Hawaiian Electric Company, Inc. will become a wholly-owned subsidiary of NEE and the after-tax operating results associated with the Spain solar projects.

The following table provides details of the adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended March 31,
	2015	2014
	(millions)
Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity(a)	$27	$(126)
Income from OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals(b)	$1	$2
After-tax gain associated with Maine fossil(c)	$—	$12
After-tax operating results of NEER's Spain solar projects	$(5)	$(15)
Merger-related expenses(d)	$(4)	$—
____________________

(a)
For the three months ended March 31, 2015 and 2014, approximately $22 million of gains and $124 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

(b)	For the three months ended March 31, 2015 and 2014, all of the gains reported are included in NEER's net income.

(c)	For the three months ended March 31, 2014, the gain is included in NEER's net income.

(d)	For the three months ended March 31, 2015, the costs are included in Corporate and Other.

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices and interest rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended March 31, 2015 was higher than the prior period by $220 million, reflecting higher results at FPL, NEER and Corporate and Other.

FPL's increase in net income for the three months ended March 31, 2015 was primarily driven by continued investments in plant in service while earning an 11.50% regulatory ROE on its retail rate base.

NEER's results increased $192 million for the three months ended March 31, 2015 reflecting net unrealized gains from non-qualifying hedge activity compared to losses on such hedges in the prior year period, higher customer supply and proprietary power and gas trading results and earnings from new investments, partly offset by lower results from existing assets.

Corporate and Other's results increased for the three months ended March 31, 2015 primarily due to the absence of investment and debt reacquisition losses recorded in 2014, higher results from other business activities and lower corporate operating expenses.

NEE's effective income tax rates for the three months ended March 31, 2015 and 2014 were approximately 31% and 26%, respectively. The rates for both periods reflect the benefit of PTCs for wind projects at NEER and deferred income tax benefits associated with convertible ITCs under the Recovery Act. PTCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off. PTCs for the three months ended March 31, 2015 and 2014 were approximately $38 million and $49 million, respectively. Deferred income tax benefits associated with convertible ITCs for both the three months ended March 31, 2015 and 2014 were approximately $12 million.

FPL:  Results of Operations

FPL’s net income for the three months ended March 31, 2015 and 2014 was $359 million and $347 million, respectively, representing an increase of $12 million.

The use of reserve amortization is permitted by a January 2013 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations provided in the 2012 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and costs not allowed to be recovered from retail customers by the FPSC. During the three months ended March 31, 2015 and 2014, FPL recorded reserve amortization of approximately $99 million and $125 million, respectively.

The $12 million increase in FPL's net income for the three months ended March 31, 2015 was primarily driven by:

•
higher earnings on investment in plant in service of approximately $20 million. Investment in plant in service grew FPL's average retail rate base for the three months ended March 31, 2015 by $1.5 billion when compared to the same period last year, reflecting, among other things, the modernized Riviera Beach power plant and ongoing transmission and distribution additions, and

•	growth in wholesale services provided which increased earnings by $6 million, partly offset by,

•	lower AFUDC-equity of $5 million,

•	higher costs not allowed to be recovered from customers by the FPSC of $4 million,

•	lower cost recovery clause earnings of $2 million, and

•	other miscellaneous deductions attributable primarily to interest cost supporting wholesale services.

FPL's operating revenues consisted of the following:

	Three Months Ended March 31,
	2015	2014
	(millions)
Retail base	$1,183	$1,136
Fuel cost recovery	881	914
Other cost recovery clauses and pass-through costs, net of any deferrals	364	395
Other, primarily wholesale and transmission sales, customer-related fees and pole attachment rentals	113	90
Total	$2,541	$2,535

Retail Base

Retail base revenues increased approximately $43 million during the three months ended March 31, 2015 related to the modernized Riviera Beach power plant which was placed in service on April 1, 2014.

Retail Customer Usage and Growth
For the three months ended March 31, 2015, FPL experienced a 1.4% increase in the average number of customer accounts and a 0.5% decrease in average usage per retail customer, which collectively, together with other factors, increased revenues by approximately $4 million. An improvement in the Florida economy contributed to the increased revenues.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to nuclear capacity, solar and environmental projects. The decrease in fuel cost recovery revenues for the three months ended March 31, 2015 is primarily due to lower gas sales associated with an incentive mechanism allowed under the 2012 rate agreement (incentive gas sales) and lower revenues from interchange power sales of approximately $43 million, collectively. The decrease was partly offset by approximately $10 million of increased revenues primarily related to higher retail energy sales for the three months ended March 31, 2015. Cost recovery clauses contributed approximately $18 million and $20 million to FPL’s net income for the three months ended March 31, 2015 and 2014, respectively.

Other

The increase in other revenues for the three months ended March 31, 2015 primarily reflects higher wholesale revenues of approximately $17 million associated with an increase in contracted load served under existing contracts.

Other Items Impacting FPL's Condensed Consolidated Statements of Income

Fuel, Purchased Power and Interchange Expense
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended March 31,
	2015	2014
	(millions)
Fuel and energy charges during the period	$776	$904
Net recognition of deferred retail fuel costs	105	8
Other, primarily capacity charges, net of any capacity deferral	124	124
Total	$1,005	$1,036

The decrease in fuel and energy charges for the three months ended March 31, 2015 reflects approximately $137 million of lower fuel and energy prices, partly offset by $30 million related to higher energy sales. Fuel and energy charges also reflect a decrease of $21 million related to lower incentive gas sales for the three months ended March 31, 2015. In addition, FPL recognized an additional $97 million of deferred retail fuel costs during the three months ended March 31, 2015.

O&M Expenses
FPL's O&M expenses decreased $31 million for the three months ended March 31, 2015 reflecting lower maintenance costs primarily due to the timing and extent of nuclear and fossil unit outages, as well as lower cost recovery clause costs, which do not have a significant impact on net income.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Three Months Ended March 31,
	2015	2014
	(millions)
Reserve amortization recorded under the 2012 rate agreement	$(99)	$(125)
Other depreciation and amortization recovered under base rates	308	295
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	33	39
Total	$242	$209

The reserve amortization recorded for both periods presented reflects adjustments to the depreciation and fossil dismantlement reserve provided under the 2012 rate agreement. At March 31, 2015, approximately $179 million of this reserve remains available for future amortization. Reserve amortization is recorded as a reduction of regulatory liabilities - accrued asset removal costs on the condensed consolidated balance sheets. For the three months ended March 31, 2015 and 2014, reserve amortization was recorded to achieve the targeted retail regulatory ROE. The increase in other depreciation and amortization expense recovered under base rates for the three months ended March 31, 2015 is due to higher plant in service balances.

Interest Expense
The increase in interest expense for the three months ended March 31, 2015 reflects higher average debt balances and lower AFUDC - debt. The change in AFUDC - debt is due to the same factors as described below in AFUDC - equity.

AFUDC - Equity
The decrease in AFUDC - equity for the three months ended March 31, 2015 is primarily due to lower AFUDC - equity associated with the Riviera Beach power plant which was placed in service in April 2014, partly offset by additional AFUDC - equity recorded on construction expenditures associated with the Port Everglades modernization project.

Capital Initiatives

For the period 2015 through 2018, FPL expects to invest capital of approximately $13.9 billion to $15.6 billion primarily related to projects that are focused on improving reliability, reducing fuel cost and reducing emissions, as well as maintenance of existing assets.

Natural Gas Reserves Project

In March 2015, FPL began investing in long-term natural gas supplies in the Woodford Shale region in southeastern Oklahoma. In March 2015, the Florida Supreme Court dismissed the State of Florida Office of Public Counsel’s petition requesting that the Florida

Supreme Court prohibit the FPSC from ruling on FPL’s proposed guidelines with regard to future natural gas production projects while appeals concerning FPL’s Woodford Shale natural gas reserves project are pending. Also in March 2015, the Florida Supreme Court issued an order relinquishing jurisdiction to the FPSC to rule on FPL’s proposed guidelines.

NEER: Results of Operations

NEER’s net income less net income attributable to noncontrolling interests for the three months ended March 31, 2015 and 2014 was $278 million and $86 million, respectively, representing an increase of $192 million. The primary drivers, on an after-tax basis, of the change are in the following table.

Increase (Decrease) From Prior Period
Three Months Ended March 31, 2015
(millions)
New investments(a)	$42
Existing assets(a)	(76)
Gas infrastructure(b)	9
Customer supply and proprietary power and gas trading(b)	90
Interest expense, differential membership costs and other	(16)
Change in unrealized mark-to-market non-qualifying hedge activity(c)(d)	146
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	(1)
Maine fossil gain(e)	(12)
Operating results of the Spain solar projects(d)	10
Increase in net income less net income attributable to noncontrolling interests	$192
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

(b)	Excludes allocation of interest expense or corporate general and administrative expenses.

(c)	See Note 2 and Overview - Adjusted Earnings related to derivative instruments.

(d)	See table in Overview - Adjusted Earnings for additional detail. See Note 8 - Spain Solar Projects.

(e)	See Note 3 - Nonrecurring Fair Value Measurements and Overview - Adjusted Earnings for additional information.

New Investments

Results from new investments for the three months ended March 31, 2015 increased primarily due to:

•	the addition of approximately 1,467 MW of wind generation and 545 MW of solar generation during or after the three months ended March 31, 2014.

Existing Assets

Results from NEER's existing asset portfolio for the three months ended March 31, 2015 decreased primarily due to:

•	lower results from wind assets of approximately $59 million primarily due to weaker wind resource, partly offset by favorable pricing, and

•	lower results from the nuclear assets of $12 million primarily due to lower gains on sales of securities held in NEER's nuclear decommissioning funds.

Gas Infrastructure

The increase in gas infrastructure results for the three months ended March 31, 2015 is primarily due to gains from exiting the hedged positions on a number of future gas production opportunities, partly offset by increased depreciation expense primarily related to higher depletion rates. NEER continues to monitor its oil and gas producing properties for potential impairments due to low prices for oil and natural gas commodity products.

Customer Supply and Proprietary Power and Gas Trading

Results from customer supply and proprietary power and gas trading increased for the three months ended March 31, 2015 primarily due to improved margins and favorable market conditions compared to losses in 2014 due to the impact of extreme winter weather on the full requirements business.

Interest Expense, Differential Membership Costs and Other

For the three months ended March 31, 2015, interest expense, differential membership costs and other reflects higher borrowing and other costs to support the growth of the business.

Other Factors

Supplemental to the primary drivers of the changes in NEER's net income less net income attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended March 31, 2015 increased $426 million primarily due to:

•
higher unrealized mark-to-market gains from non-qualifying hedges ($61 million for the three months ended March 31, 2015 compared to $149 million of losses on such hedges for the comparable period in 2014),

•	higher revenues from the customer supply and proprietary power and gas trading business of approximately $181 million reflecting favorable market conditions,

•	higher revenues from new investments of $73 million, and

•	higher revenues from the gas infrastructure business of $48 million reflecting gains recorded upon exiting the hedged positions on a number of future gas production opportunities, partly offset by,

•	lower revenues from existing assets of $88 million reflecting weaker wind resource, lower contracted revenues at Duane Arnold and unfavorable market conditions at Marcus Hook.

Operating Expenses
Operating expenses for the three months ended March 31, 2015 increased $75 million primarily due to:

•	higher operating expenses associated with new investments of approximately $30 million,

•	higher depreciation associated with the gas infrastructure business of $25 million primarily related to higher depletion rates, and

•	higher other operating expenses and taxes other than income taxes and other.

Interest Expense
NEER’s interest expense for the three months ended March 31, 2015 decreased $5 million reflecting an approximately $13 million unfavorable change in the fair value of interest rate swaps associated with the Spain solar projects compared to a $27 million unfavorable change in 2014, partly offset by higher average interest rates and debt balances.

Benefits Associated with Differential Membership Interests - net
Benefits associated with differential membership interests - net for both periods presented reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind projects, net of associated costs.

Gains on Disposal of Assets - net
Gains on disposal of assets - net for the three months ended March 31, 2015 and 2014 primarily reflect gains on sales of securities held in NEER's nuclear decommissioning funds.

Tax Credits, Benefits and Expenses
PTCs from NEER’s wind projects are reflected in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. A portion of the PTCs have been allocated to investors in connection with sales of differential membership interests. Also see Summary above and Note 4 for a discussion of PTCs and deferred income tax benefits associated with convertible ITCs, as well as benefits associated with differential membership interests - net above.

Capital Initiatives

During the three months ended March 31, 2015, NEER placed into service approximately 104 MW of new Canadian wind generation. For the period 2015 through 2018, NEER expects to invest capital of approximately $13.4 billion to $14.8 billion primarily for new wind projects with generation totaling 3,000 MW to 3,300 MW (including approximately 104 MW added to date) and new solar projects with generation totaling 1,600 MW to 1,800 MW, as well as natural gas infrastructure investments, nuclear fuel and maintenance of existing assets.

Sale of Assets to NEP

In January 2015 and February 2015, indirect subsidiaries of NEER sold a 250 MW wind facility located in Texas and an approximately 20 MW solar facility currently under construction in California, respectively, to indirect subsidiaries of NEP.

On April 28, 2015, an indirect subsidiary of NEER entered into a purchase and sale agreement with an indirect subsidiary of NEP to sell four wind generating facilities with contracted generating capacity totaling approximately 664 MW located in North Dakota, Oklahoma, Washington and Oregon. NEER expects to complete the sale in the second quarter of 2015.

Corporate and Other: Results of Operations

Corporate and Other is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as corporate interest income and expenses. Corporate and Other allocates a portion of NEECH's corporate interest expense and shared service costs to NEER. Interest expense is allocated based on a deemed capital structure of 70% debt and, for purposes of allocating NEECH's corporate interest expense, the deferred credit associated with differential membership interests sold by NEER's subsidiaries is included with debt. Each subsidiary’s income taxes are calculated based on the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits. Any remaining consolidated income tax benefits or expenses are recorded at Corporate and Other. The major components of Corporate and Other’s results, on an after-tax basis, are as follows:

	Three Months Ended March 31,
	2015	2014
	(millions)
Interest expense, net of allocations to NEER	$(21)	$(25)
Interest income	8	8
Federal and state income tax benefits	5	8
Merger-related expenses	(4)	—
Other	25	6
Net income (loss)	$13	$(3)

The decrease in interest expense, net of allocations to NEER, for the three months ended March 31, 2015 reflects lower average debt balances. The federal and state income tax benefits for both periods presented reflect consolidating income tax adjustments. Other includes all other corporate income and expenses, as well as other business activities. The increase for the three months ended March 31, 2015 primarily reflects the absence of investment and debt reacquisition losses recorded in 2014, the pretax amount of which is reflected in other - net in NEE's condensed consolidated statements of income, as well as higher results from the other business activities and lower corporate operating expenses.

Capital Initiatives

For the period 2015 through 2018, businesses within Corporate and Other expect to invest capital of approximately $2.9 billion to $3.1 billion primarily for infrastructure projects through investments in natural gas pipelines and transmission facilities.

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

Cash Flows

Sources and uses of NEE's and FPL's cash for the three months ended March 31, 2015 and 2014 were as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	(millions)
Sources of cash:
Cash flows from operating activities	$1,181	$1,017	$952	$875
Long-term borrowings	194	655	—	—
Capital contribution from NEE	—	—	550	100
Issuances of common stock - net	16	25	—	—
Net increase in short-term debt	603	1,179	—	120
Other sources - net	59	152	47	42
Total sources of cash	2,053	3,028	1,549	1,137
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(1,566)	(1,866)	(765)	(1,067)
Retirements of long-term debt	(170)	(717)	(31)	(29)
Net decrease in short-term debt	—	—	(722)	—
Dividends	(341)	(315)	—	—
Payments to differential membership investors	(21)	(22)	—	—
Other uses - net	(63)	(58)	(17)	(22)
Total uses of cash	(2,161)	(2,978)	(1,535)	(1,118)
Net increase (decrease) in cash and cash equivalents	$(108)	$50	$14	$19

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generating facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. The following table provides a summary of the major capital investments for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(millions)
FPL:
Generation:
New	$98	$290
Existing	128	307
Transmission and distribution	325	288
Nuclear fuel	44	68
General and other	63	30
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	107	84
Total	765	1,067
NEER:
Wind	317	505
Solar	150	81
Nuclear, including nuclear fuel	76	51
Other	153	138
Total	696	775
Corporate and Other	105	24
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$1,566	$1,866

See Note 7 regarding financing activity that occurred in April 2015.

Liquidity

At March 31, 2015, NEE's total net available liquidity was approximately $6.6 billion, of which FPL's portion was approximately $2.8 billion.  The table below provides the components of FPL's and NEECH's net available liquidity at March 31, 2015:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,000	$4,850	$7,850	(b)	(b)
Less letters of credit	(4)	(573)	(577)
	2,996	4,277	7,273

Revolving credit facilities	235	35	270	May 2015	2020
Less borrowings	—	—	—
	235	35	270

Letter of credit facilities(c)	—	650	650		2017
Less letters of credit	—	(305)	(305)
	—	345	345

Subtotal	3,231	4,657	7,888

Cash and cash equivalents	28	441	469
Less short-term debt	(420)	(1,325)	(1,745)
Net available liquidity	$2,839	$3,773	$6,612
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

Additionally, an indirect wholly-owned subsidiary of NEER has four variable rate Canadian revolving credit agreements with a capacity totaling C$1,000 million and expiration dates ranging from February 2016 to December 2016. These facilities are available for general corporate purposes; however, the current intent is to use these facilities for the purchase, development, construction and/or operation of Canadian renewable generating assets. In order to borrow or issue letters of credit under the terms of these agreements, among other things, NEE is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. These agreements also contain certain covenants and default and related acceleration provisions relating to, among other things, failure of NEE to maintain a ratio of funded debt to total capitalization at or below the specified ratio. The payment obligations under these agreements are ultimately guaranteed by NEE. As of March 31, 2015, approximately $124 million of capacity remained available under these revolving credit agreements.

Also, an indirect wholly-owned subsidiary of NEER, has a $425 million limited-recourse variable rate construction and term loan facility maturing in 2035 and a $154 million variable rate cash grant bridge loan facility maturing in 2017. Proceeds from the borrowings under the construction and term loan facility and the cash grant bridge loan facility (cash grant loans) are available to fund a portion of the costs associated with the construction and development of a 250 MW solar PV project in California, which is expected to be completed by the end of 2016. The financing documents relating to the facilities contain default and related acceleration provisions relating to, among other things, the failure to make required payments or to observe other covenants in the financing documents (including a requirement that the solar PV project must be completed by a certain date). The payment obligations under the cash grant loans are guaranteed by NEECH, which are in turn guaranteed by NEE. Pursuant to the NEECH guarantee, if NEECH’s senior unsecured debt rating falls below a specified threshold, the guaranty shall be replaced by an acceptable guarantee of another person, an acceptable letter of credit, or cash. As of March 31, 2015, approximately $402 million of the construction and term loan facility remained available.

Also, NEP OpCo, an indirect majority-owned subsidiary of NEER, and NEP OpCo's direct subsidiaries (Loan Parties) has a $250 million variable rate, senior secured revolving credit facility that expires in 2019. The revolving credit facility includes borrowing capacity for letters of credit and incremental commitments to increase the revolving credit facility to up to $1 billion in the aggregate, subject to certain conditions. Borrowings under the revolving credit facility can be used by the Loan Parties to fund working capital and expansion projects, to make acquisitions and for general business purposes. The financing documents related to the revolving credit facility contain default and related acceleration provisions relating to the failure to make required payments or to observe other covenants in the revolving credit facility and related documents. Additionally, NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants on a quarterly basis and NEP OpCo's ability to pay cash distributions is subject to certain other restrictions. All borrowings under the revolving credit facility are guaranteed by NEP OpCo and NEP, and must be repaid by the end of the revolving credit term. As of March 31, 2015, $128 million of capacity remained available under the revolving credit facility.

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

At March 31, 2015, NEE had approximately $1.1 billion of standby letters of credit ($4 million for FPL), $243 million of surety bonds ($63 million for FPL) and $11.2 billion notional amount of guarantees and indemnifications ($25 million for FPL), of which $6.2 billion of letters of credit, guarantees and indemnifications ($3 million for FPL) have expiration dates within the next five years.

Each of NEE and FPL believe it is unlikely that it would be required to make any payments under these letters of credit, surety bonds, guarantees and indemnifications. At March 31, 2015, NEE and FPL did not have any significant liabilities recorded for these letters of credit, surety bonds, guarantees and indemnifications.

New Accounting Rules and Interpretations

Amendments to the Consolidation Analysis - In February 2015, the FASB issued a new accounting standard that will modify current consolidation guidance. See Note 5 - Amendments to the Consolidation Analysis.

Presentation of Debt Issuance Costs - In April 2015, the FASB issued a new accounting standard which changes the presentation of debt issuance costs in financial statements. See Note 7 - Presentation of Debt Issuance Costs.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2015 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2014	$320	$898	$(363)	$855
Reclassification to realized at settlement of contracts	(66)	(66)	78	(54)
Inception value of new contracts	5	—	—	5
Net option premium purchases (issuances)	(6)	3	—	(3)
Changes in fair value excluding reclassification to realized	96	143	(86)	153
Fair value of contracts outstanding at March 31, 2015	349	978	(371)	956
Net margin cash collateral paid (received)				(185)
Total mark-to-market energy contract net assets (liabilities) at March 31, 2015	$349	$978	$(371)	$771

NEE's total mark-to-market energy contract net assets (liabilities) at March 31, 2015 shown above are included on the condensed consolidated balance sheets as follows:

March 31, 2015
(millions)
Current derivative assets	$774
Noncurrent derivative assets	1,201
Current derivative liabilities	(890)
Noncurrent derivative liabilities	(314)
NEE's total mark-to-market energy contract net assets	$771

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2015 were as follows:

	Maturity
	2015	2016	2017	2018	2019	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$32	$(11)	$1	$—	$—	$—	$22
Significant other observable inputs	(13)	64	35	21	6	2	115
Significant unobservable inputs	118	49	46	(7)	7	(1)	212
Total	137	102	82	14	13	1	349
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	11	—	—	1	1	—	13
Significant other observable inputs	145	178	96	53	45	81	598
Significant unobservable inputs	50	40	33	27	21	196	367
Total	206	218	129	81	67	277	978
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(355)	(15)	—	—	—	—	(370)
Significant unobservable inputs	—	(1)	—	—	—	—	(1)
Total	(355)	(16)	—	—	—	—	(371)
Total sources of fair value	$(12)	$304	$211	$95	$80	$278	$956

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2014 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2013	$301	$563	$46	$910
Reclassification to realized at settlement of contracts	36	119	(62)	93
Inception value of new contracts	(21)	—	—	(21)
Net option premium purchases (issuances)	4	1	—	5
Changes in fair value excluding reclassification to realized	(3)	(272)	136	(139)
Fair value of contracts outstanding at March 31, 2014	317	411	120	848
Net margin cash collateral paid (received)				(241)
Total mark-to-market energy contract net assets (liabilities) at March 31, 2014	$317	$411	$120	$607

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2014	$—	$2	$2	$65	$62	$24	$65	$64	$24
March 31, 2015	$—	$1	$1	$44	$38	$26	$44	$37	$26
Average for the three months ended March 31, 2015	$—	$1	$1	$53	$47	$29	$53	$48	$29
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	March 31, 2015			December 31, 2014
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$2,015	$2,015	(a)	$1,965	$1,965	(a)
Other investments:
Debt securities	$133	$133	(a)	$124	$124	(a)
Primarily notes receivable	$527	$717	(b)	$525	$679	(b)
Long-term debt, including current maturities	$27,716	$30,544	(c)	$27,876	$30,337	(c)
Interest rate contracts - net unrealized losses	$(256)	$(256)	(d)	$(216)	$(216)	(d)
FPL:
Fixed income securities - special use funds	$1,610	$1,610	(a)	$1,568	$1,568	(a)
Long-term debt, including current maturities	$9,443	$11,435	(c)	$9,473	$11,105	(c)
————————————

(a)	Primarily estimated using quoted market prices for these or similar issues.

(b)	Primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

As of March 31, 2015, NEE had interest rate contracts with a notional amount of approximately $7.1 billion related to long-term debt issuances, of which $2.4 billion are fair value hedges at NEECH that effectively convert fixed-rate debt to a variable-rate instrument. The remaining $4.7 billion of notional amount of interest rate contracts relate to cash flow hedges to manage exposure to the variability of cash flows associated with variable-rate debt instruments, which primarily relate to NEER debt issuances. At March 31, 2015, the estimated fair value of NEE's fair value hedges and cash flow hedges was approximately $46 million and $(302) million, respectively. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $890 million ($488 million for FPL) at March 31, 2015.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,672 million and $2,634 million ($1,578 million and $1,561 million for FPL) at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $253 million ($150 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. As of March 31, 2015, approximately 93% of NEE’s and 94% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of March 31, 2015.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

NEE and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses. For information regarding legal proceedings that could have a material effect on NEE or FPL, see Item 3. Legal Proceedings and Note 13 - Legal Proceedings to Consolidated Financial Statements in the 2014 Form 10-K and Note 8 - Legal Proceedings herein. Such descriptions are incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2014 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2014 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered. The risks described in the 2014 Form 10-K are not the only risks facing NEE and FPL. Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NEE of its common stock during the three months ended March 31, 2015 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
1/1/15 - 1/31/15	—	$—	—	13,274,748
2/1/15 - 2/28/15	83,181	$103.62	—	13,274,748
3/1/15 - 3/31/15	492	$101.27	—	13,274,748
Total	83,673	$103.61	—
————————————

(a)
Includes: (1) in February 2015, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in March 2015, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP) to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 5. Other Information

(a)	None

(b)	None

(c)	Other events

(i)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL System Capability and Load in the 2014 Form 10-K.

FPL indicated in its 2015 Ten Year Site Plan filed with the FPSC that it planned to add additional power resources beginning in June 2019. FPL’s best self-build generation option for 2019 is a new approximately 1,620 MW natural gas-fired combined-cycle unit in Okeechobee County, Florida. In March 2015, FPL issued an RFP inviting other power suppliers to propose power purchase alternatives to FPL’s combined cycle option to meet this generation need. Responses to the RFP will be evaluated against FPL’s combined-cycle option. FPL plans to make a decision regarding the best and most cost-effective option to meet its customers’ needs for 2019 and beyond, before the end of July 2015.

(ii)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL Sources of Generation - Fossil Operations (Natural Gas, Coal and Oil) in the 2014 Form 10-K.

In March 2015, FPL announced plans to replace 44 of its 48 gas turbines at its Lauderdale, Port Everglades and Fort Myers facilities, totaling approximately 1,700 MW of capacity, with 7 high efficiency, low-emission combustion turbines at its Lauderdale and Fort Myers facilities, totaling approximately 1,610 MW of capacity, by December 2016. In addition, FPL plans to upgrade 2 additional simple-cycle combustion turbines at its Fort Myers facility, which is expected to add an additional 50 MW of capacity, by December 2016.

(iii)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL Sources of Generation - Nuclear Operations - Spent Nuclear Fuel in the 2014 Form 10-K.

In February 2015, the NRC rejected all pending petitions related to the Continued Storage of Spent Nuclear Fuel Rule including the petition to suspend final reactor licensing decisions in all open NRC licensing proceedings. The petitions previously filed with the U.S. Court of Appeals for the District of Columbia Circuit challenging the rule are ongoing and briefs are expected to be filed in the summer of 2015.

(iv)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL Sources of Generation - Nuclear Operations in the 2014 Form 10-K.

The current operating licenses for FPL’s nuclear units at the Turkey Point site include, among other things, a requirement that the maximum allowed water temperature in the Turkey Point cooling canal system not exceed approximately 104 degrees. In the summer of 2014, numerous factors contributed to higher-than-normal temperatures in the cooling canal system, including high summer temperatures, lack of rainfall, reduced water levels and the existence of an algae bloom. There remains a potential for higher-than-normal temperatures in the cooling canal system through the summer of 2015, with the temperatures expected to decline in mid-fall 2015. Management is in the process of implementing a comprehensive plan to improve conditions in the cooling canal system and has contingency plans if water temperatures approach the maximum permitted level, including temporarily reducing power output at the nuclear units. However, if the water temperature exceeds the maximum permitted level, FPL will be required to commence shut down of the Turkey Point nuclear units within a certain timeframe until the water temperature returns to below the maximum permitted level, unless relief from the maximum temperature requirement is requested by FPL and granted by the NRC.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*10(a)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2015 (filed as Exhibit 10(nn) to Form 10-K for the year ended December 31, 2014, File No.1-8841)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
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

Date: April 30, 2015

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