Form 10-Q
period 2015-06-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2015-08-03
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding as of June 30, 2015: 452,102,026

Number of shares of Florida Power & Light Company common stock, without par value, outstanding as of June 30, 2015, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC - equity	equity component of AFUDC
AOCI	accumulated other comprehensive income
Duane Arnold	Duane Arnold Energy Center
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly-owned NEECH subsidiary
FPL	Florida Power & Light Company
FPL FiberNet	fiber-optic telecommunications business
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	NextEra Energy Resources, LLC
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PTC	production tax credit
PV	photovoltaic
Recovery Act	American Recovery and Reinvestment Act of 2009, as amended
regulatory ROE	return on common equity as determined for regulatory purposes
RFP	request for proposal
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NEECH subsidiary has a 33% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
U.S.	United States of America

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

•
NEP’s NET Holdings Management, LLC (NET Midstream) acquisition and other future acquisitions by NEP may not be completed and, even if completed, NEE may not realize the anticipated benefits of such acquisitions, which could materially adversely affect NEE’s business, financial condition, results of operations and prospects

Nuclear Generation Risks

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) and in Part II, Item 1A. Risk Factors in this combined Form 10-Q, and investors should refer to those sections of the 2014 Form 10-K and this combined Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
OPERATING REVENUES	$4,358	$4,029	$8,463	$7,703
OPERATING EXPENSES
Fuel, purchased power and interchange	1,316	1,373	2,679	2,771
Other operations and maintenance	800	768	1,534	1,524
Merger-related	9	—	13	—
Depreciation and amortization	737	614	1,284	1,076
Taxes other than income taxes and other	350	323	677	642
Total operating expenses	3,212	3,078	6,187	6,013
OPERATING INCOME	1,146	951	2,276	1,690
OTHER INCOME (DEDUCTIONS)
Interest expense	(280)	(305)	(601)	(624)
Benefits associated with differential membership interests - net	54	58	111	122
Equity in earnings of equity method investees	27	20	36	22
Allowance for equity funds used during construction	16	6	27	21
Interest income	22	21	43	42
Gains on disposal of assets - net	5	33	27	77
Gain associated with Maine fossil	—	—	—	21
Other - net	4	—	12	(6)
Total other deductions - net	(152)	(167)	(345)	(325)
INCOME BEFORE INCOME TAXES	994	784	1,931	1,365
INCOME TAXES	274	292	560	444
NET INCOME	720	492	1,371	921
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4)	—	(5)	—
NET INCOME ATTRIBUTABLE TO NEE	$716	$492	$1,366	$921
Earnings per share attributable to NEE
Basic	$1.61	$1.13	$3.08	$2.12
Assuming dilution	$1.59	$1.12	$3.04	$2.10
Dividends per share of common stock	$0.770	$0.725	$1.54	$1.45
Weighted-average number of common shares outstanding:
Basic	445.5	434.1	443.9	433.8
Assuming dilution	449.2	440.1	449.0	439.3

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET INCOME	$720	$492	$1,371	$921
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $26 tax expense, $3, less than $1 and $14 tax benefit, respectively)	40	(7)	(11)	(25)
Reclassification from accumulated other comprehensive income to net income (net of $12 tax expense, $3 tax benefit, $16 and $2 tax expense, respectively)	22	(4)	39	5
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $5 tax benefit, $22, $4 and $31 tax expense, respectively)	(7)	40	5	53
Reclassification from accumulated other comprehensive income to net income (net of $2, $3, $9 and $18 tax benefit, respectively)	(3)	(5)	(13)	(30)
Defined benefit pension and other benefits plans (net of $10 tax benefit and $3 tax expense, respectively)	—	—	(16)	5
Net unrealized gains on foreign currency translation (net of $9, $8 and $17 tax expense, respectively)	15	17	29	—
Other comprehensive income (loss) related to equity method investee (net of $1 tax expense, $2 tax benefit, less than $1 tax expense and $3 tax benefit, respectively)	3	(3)	1	(5)
Total other comprehensive income, net of tax	70	38	34	3
COMPREHENSIVE INCOME	790	530	1,405	924
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5)	—	(3)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$785	$530	$1,402	$924

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	June 30, 2015	December 31, 2014
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$69,621	$68,042
Nuclear fuel	2,093	2,006
Construction work in progress	5,550	3,591
Less accumulated depreciation and amortization	(18,954)	(17,934)
Total property, plant and equipment - net ($6,299 and $6,414 related to VIEs, respectively)	58,310	55,705
CURRENT ASSETS
Cash and cash equivalents	551	577
Customer receivables, net of allowances of $12 and $27, respectively	1,883	1,805
Other receivables	256	354
Materials, supplies and fossil fuel inventory	1,278	1,292
Regulatory assets:
Deferred clause and franchise expenses	176	268
Derivatives	220	364
Other	116	116
Derivatives	796	990
Deferred income taxes	404	739
Other	666	439
Total current assets	6,346	6,944
OTHER ASSETS
Special use funds	5,210	5,166
Other investments	1,613	1,399
Prepaid benefit costs	1,281	1,244
Regulatory assets:
Securitized storm-recovery costs ($155 and $180 related to a VIE, respectively)	254	294
Other	641	657
Derivatives	1,307	1,009
Other	2,239	2,511
Total other assets	12,545	12,280
TOTAL ASSETS	$77,201	$74,929
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 452 and 443, respectively)	$5	$4
Additional paid-in capital	7,881	7,179
Retained earnings	13,456	12,773
Accumulated other comprehensive loss	(4)	(40)
Total common shareholders' equity	21,338	19,916
Noncontrolling interests	263	252
Total equity	21,601	20,168
Long-term debt ($950 and $1,077 related to VIEs, respectively)	25,235	24,367
Total capitalization	46,836	44,535
CURRENT LIABILITIES
Commercial paper	821	1,142
Notes payable	950	—
Current maturities of long-term debt	2,768	3,515
Accounts payable	1,517	1,354
Customer deposits	466	462
Accrued interest and taxes	706	474
Derivatives	883	1,289
Accrued construction-related expenditures	704	676
Other	606	751
Total current liabilities	9,421	9,663
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,051	1,986
Deferred income taxes	9,436	9,261
Regulatory liabilities:
Accrued asset removal costs	1,901	1,904
Asset retirement obligation regulatory expense difference	2,244	2,257
Other	507	476
Derivatives	544	466
Deferral related to differential membership interests - VIEs	2,582	2,704
Other	1,679	1,677
Total other liabilities and deferred credits	20,944	20,731
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$77,201	$74,929
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,371	$921
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,284	1,076
Nuclear fuel and other amortization	178	170
Unrealized losses (gains) on marked to market energy contracts	(129)	310
Deferred income taxes	517	461
Cost recovery clauses and franchise fees	58	(140)
Benefits associated with differential membership interests - net	(111)	(122)
Allowance for equity funds used during construction	(27)	(21)
Gains on disposal of assets - net	(25)	(77)
Gain associated with Maine fossil	—	(21)
Other - net	53	211
Changes in operating assets and liabilities:
Customer and other receivables	(8)	(151)
Materials, supplies and fossil fuel inventory	14	(20)
Other current assets	(61)	(21)
Other assets	(12)	(167)
Accounts payable and customer deposits	(55)	193
Margin cash collateral	(300)	(200)
Income taxes	21	(30)
Interest and other taxes	249	236
Other current liabilities	(35)	(142)
Other liabilities	(48)	(18)
Net cash provided by operating activities	2,934	2,448
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,549)	(1,568)
Independent power and other investments of NEER	(1,945)	(1,436)
Cash grants under the American Recovery and Reinvestment Act of 2009	—	306
Nuclear fuel purchases	(185)	(171)
Other capital expenditures and other investments	(130)	(64)
Sale of independent power and other investments of NEER	34	273
Change in loan proceeds restricted for construction	(62)	(366)
Proceeds from sale or maturity of securities in special use funds and other investments	3,004	2,295
Purchases of securities in special use funds and other investments	(3,090)	(2,375)
Proceeds from the sale of a noncontrolling interest in subsidiaries	106	—
Other - net	63	1
Net cash used in investing activities	(3,754)	(3,105)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,706	2,729
Retirements of long-term debt	(1,403)	(2,275)
Net change in short-term debt	629	925
Issuances of common stock - net	630	42
Dividends on common stock	(683)	(630)
Other - net	(85)	50
Net cash provided by financing activities	794	841
Net increase (decrease) in cash and cash equivalents	(26)	184
Cash and cash equivalents at beginning of period	577	438
Cash and cash equivalents at end of period	$551	$622
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,195	$1,021
Changes in property, plant and equipment as a result of a settlement	$26	$107

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2014	443	$4	$7,193	$(14)	$(40)	$12,773	$19,916	$252	$20,168
Net income	—	—	—	—	—	1,366	1,366	5
Issuances of common stock, net of issuance cost of less than $1	8	1	626	2	—	—	629	—
Exercise of stock options and other incentive plan activity	1	—	17	—	—	—	17	—
Dividends on common stock	—	—	—	—	—	(683)	(683)	—
Earned compensation under ESOP	—	—	20	3	—	—	23	—
Other comprehensive income (loss)	—	—	—	—	36	—	36	(2)
Sale of NEER assets to NEP	—	—	34	—	—	—	34	17
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7)
Other changes in noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(2)
Balances, June 30, 2015	452	$5	$7,890	$(9)	$(4)	$13,456	$21,338	$263	$21,601

	Common Stock		Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2013	435	$4	$6,437	$(26)	$56	$11,569	$18,040	$—	$18,040
Net income	—	—	—	—	—	921	921	—
Issuances of common stock, net of issuance cost of less than $1	—	—	26	2	—	—	28	—
Exercise of stock options and other incentive plan activity	1	—	43	—	—	—	43	—
Dividends on common stock	—	—	—	—	—	(630)	(630)	—
Earned compensation under ESOP	—	—	20	4	—	—	24	—
Other comprehensive income	—	—	—	—	3	—	3	—
Balances, June 30, 2014	436	$4	$6,526	$(20)	$59	$11,860	$18,429	$—	$18,429

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
OPERATING REVENUES	$2,996	$2,889	$5,538	$5,424
OPERATING EXPENSES
Fuel, purchased power and interchange	1,098	1,076	2,103	2,112
Other operations and maintenance	385	388	738	771
Depreciation and amortization	428	349	669	557
Taxes other than income taxes and other	305	294	581	570
Total operating expenses	2,216	2,107	4,091	4,010
OPERATING INCOME	780	782	1,447	1,414
OTHER INCOME (DEDUCTIONS)
Interest expense	(112)	(111)	(227)	(213)
Allowance for equity funds used during construction	16	6	26	21
Other - net	1	1	2	2
Total other deductions - net	(95)	(104)	(199)	(190)
INCOME BEFORE INCOME TAXES	685	678	1,248	1,224
INCOME TAXES	250	255	454	454
NET INCOME(a)	$435	$423	$794	$770
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	June 30, 2015	December 31, 2014
ELECTRIC UTILITY PLANT
Plant in service and other property	$39,927	$39,027
Nuclear fuel	1,240	1,217
Construction work in progress	2,309	1,694
Less accumulated depreciation and amortization	(11,641)	(11,282)
Total electric utility plant - net	31,835	30,656
CURRENT ASSETS
Cash and cash equivalents	38	14
Customer receivables, net of allowances of $4 and $5, respectively	938	773
Other receivables	105	136
Materials, supplies and fossil fuel inventory	873	848
Regulatory assets:
Deferred clause and franchise expenses	176	268
Derivatives	220	364
Other	114	111
Other	232	120
Total current assets	2,696	2,634
OTHER ASSETS
Special use funds	3,544	3,524
Prepaid benefit costs	1,216	1,189
Regulatory assets:
Securitized storm-recovery costs ($155 and $180 related to a VIE, respectively)	254	294
Other	473	468
Other	271	542
Total other assets	5,758	6,017
TOTAL ASSETS	$40,289	$39,307
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	6,828	6,279
Retained earnings	6,294	5,499
Total common shareholder's equity	14,495	13,151
Long-term debt ($240 and $273 related to a VIE, respectively)	9,467	9,413
Total capitalization	23,962	22,564
CURRENT LIABILITIES
Commercial paper	194	1,142
Current maturities of long-term debt	62	60
Accounts payable	727	647
Customer deposits	462	458
Accrued interest and taxes	830	245
Derivatives	225	370
Accrued construction-related expenditures	175	233
Other	257	331
Total current liabilities	2,932	3,486
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,392	1,355
Deferred income taxes	6,954	6,835
Regulatory liabilities:
Accrued asset removal costs	1,894	1,898
Asset retirement obligation regulatory expense difference	2,244	2,257
Other	505	476
Other	406	436
Total other liabilities and deferred credits	13,395	13,257
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$40,289	$39,307

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$794	$770
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	669	557
Nuclear fuel and other amortization	105	95
Deferred income taxes	84	287
Cost recovery clauses and franchise fees	58	(140)
Allowance for equity funds used during construction	(26)	(21)
Other - net	22	87
Changes in operating assets and liabilities:
Customer and other receivables	(151)	(139)
Materials, supplies and fossil fuel inventory	(25)	(32)
Other current assets	(55)	(8)
Other assets	(29)	(82)
Accounts payable and customer deposits	54	133
Income taxes	349	97
Interest and other taxes	224	209
Other current liabilities	(16)	(69)
Other liabilities	(25)	(21)
Net cash provided by operating activities	2,032	1,723
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,549)	(1,568)
Nuclear fuel purchases	(79)	(110)
Change in loan proceeds restricted for construction	(65)	—
Proceeds from sale or maturity of securities in special use funds	2,538	1,799
Purchases of securities in special use funds	(2,570)	(1,851)
Other - net	57	29
Net cash used in investing activities	(1,668)	(1,701)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	85	499
Retirements of long-term debt	(31)	(329)
Net change in short-term debt	(948)	247
Capital contribution from NEE	550	100
Dividends to NEE	—	(500)
Other - net	4	—
Net cash provided by (used in) financing activities	(340)	17
Net increase in cash and cash equivalents	24	39
Cash and cash equivalents at beginning of period	14	19
Cash and cash equivalents at end of period	$38	$58
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$329	$326

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

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(millions)
Service cost	$18	$16	$—	$1	$36	$32	$1	$2
Interest cost	25	26	4	4	49	51	7	8
Expected return on plan assets	(64)	(60)	(1)	(1)	(127)	(120)	(1)	(1)
Amortization of prior service cost (benefit)	1	—	(1)	—	1	1	(1)	(1)
Amortization of losses	—	—	1	—	—	—	1	—
Net periodic benefit (income) cost at NEE	$(20)	$(18)	$3	$4	$(41)	$(36)	$7	$8
Net periodic benefit (income) cost at FPL	$(13)	$(12)	$2	$3	$(26)	$(23)	$5	$6

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

While most of NEE's derivatives are entered into for the purpose of managing commodity price risk, optimizing the value of NEER's power generation and gas infrastructure assets, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable. For interest rate and foreign currency derivative instruments, generally NEE assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of OCI and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period. At June 30, 2015, NEE's AOCI included amounts related to interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $58 million of net losses included in AOCI at June 30, 2015 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in interest rates, currency exchange rates or scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at June 30, 2015 and December 31, 2014, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 3 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	June 30, 2015
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$—	$—	$5,517	$4,421	$2,034	$1,059
Interest rate contracts	45	104	—	99	69	227
Foreign currency swaps	—	141	—	—	—	141
Total fair values	$45	$245	$5,517	$4,520	$2,103	$1,427

FPL:
Commodity contracts	$—	$—	$13	$231	$8	$226

Net fair value by NEE balance sheet line item:
Current derivative assets(a)					$796
Noncurrent derivative assets(b)					1,307
Current derivative liabilities(c)						$883
Noncurrent derivative liabilities(d)						544
Total derivatives					$2,103	$1,427

Net fair value by FPL balance sheet line item:
Current other assets					$5
Noncurrent other assets					3
Current derivative liabilities						$225
Noncurrent other liabilities						1
Total derivatives					$8	$226
______________________

(a)	Reflects the netting of approximately $147 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $54 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $55 million in margin cash collateral paid to counterparties.

(d)	Reflects the netting of approximately $25 million in margin cash collateral paid to counterparties.

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

At June 30, 2015 and December 31, 2014, NEE had approximately $20 million and $60 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at June 30, 2015 and December 31, 2014, NEE had approximately $238 million and $122 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's cash flow hedges are recorded in NEE's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended June 30,
	2015					2014
	Interest Rate Contracts		Foreign Currency Swaps		Total	Interest Rate Contracts		Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$73		$(7)		$66	$(27)		$17		$(10)
Gains (losses) reclassified from AOCI to net income	$(19)	(a)	$(15)	(b)	$(34)	$(16)	(a)	$23	(b)	$7
————————————

(a)	Included in interest expense.

(b)	For 2015 and 2014, losses of approximately $3 million and $1 million, respectively, are included in interest expense and the balances are included in other - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30,
	2015					2014
	Interest Rate Contracts		Foreign Currency Swaps		Total	Interest Rate Contracts		Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$4		$(15)		$(11)	$(54)		$15		$(39)
Gains (losses) reclassified from AOCI to net income	$(38)	(a)	$(17)	(b)	$(55)	$(32)	(a)	$25	(b)	$(7)
————————————

(a)	Included in interest expense.

(b)	For 2015 and 2014, losses of approximately $6 million and $2 million, respectively, are included in interest expense and the balances are included in other - net.

For the three months ended June 30, 2015 and 2014, NEE recorded a loss of approximately $19 million and a gain of $15 million, respectively, on fair value hedges which resulted in a corresponding decrease and increase, respectively, in the related debt. For the six months ended June 30, 2015 and 2014, NEE recorded a loss of approximately $3 million and a gain of $19 million, respectively, on fair value hedges which resulted in a corresponding decrease and increase, respectively, in the related debt.

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions)
Commodity contracts:(a)
Operating revenues	$178	$(153)	$415	$(425)
Fuel, purchased power and interchange	—	—	2	(4)
Foreign currency swap - other - net	—	(6)	—	(1)
Interest rate contracts - interest expense	24	(8)	11	(35)
Total	$202	$(167)	$428	$(465)
————————————

(a)
For the three and six months ended June 30, 2015, FPL recorded approximately $23 million of gains and $63 million of losses, respectively, related to commodity contracts as regulatory liabilities and regulatory assets, respectively, on its condensed consolidated balance sheets. For the three and six months ended June 30, 2014, FPL recorded approximately $11 million and $147 million of gains, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets.

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

	June 30, 2015				December 31, 2014
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(112)	MWh	—		(73)	MWh	—
Natural gas	1,365	MMBtu	912	MMBtu	1,436	MMBtu	845	MMBtu
Oil	(11)	barrels	—		(11)	barrels	—

At June 30, 2015 and December 31, 2014, NEE had interest rate contracts with notional amounts totaling approximately $8.5 billion and $7.4 billion, respectively, and foreign currency swaps with notional amounts totaling approximately $683 million and $661 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At June 30, 2015 and December 31,

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2014, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $2.2 billion ($161 million for FPL) and $2.7 billion ($369 million for FPL), respectively.

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $370 million ($40 million at FPL) as of June 30, 2015 and $700 million ($130 million at FPL) as of December 31, 2014. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.5 billion ($0.6 billion at FPL) and $2.8 billion ($0.7 billion at FPL) as of June 30, 2015 and December 31, 2014, respectively. Some contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $770 million ($165 million at FPL) and $850 million ($200 million at FPL) as of June 30, 2015 and December 31, 2014, respectively.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At June 30, 2015, applicable NEE subsidiaries have posted approximately $125 million (none at FPL) in cash which could be applied toward the collateral requirements described above. In addition, at June 30, 2015 and December 31, 2014, applicable NEE subsidiaries have posted approximately $83 million (none at FPL) and $236 million (none at FPL), respectively, in the form of letters of credit which could be applied toward the collateral requirements described above. FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2015
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$120	$—		$—		$120
Special use funds:(b)
NEE:
Equity securities	$1,367	$1,462	(c)	$—		$2,829
U.S. Government and municipal bonds	$425	$203		$—		$628
Corporate debt securities	$—	$769		$—		$769
Mortgage-backed securities	$—	$363		$—		$363
Other debt securities	$18	$47		$—		$65
FPL:
Equity securities	$439	$1,281	(c)	$—		$1,720
U.S. Government and municipal bonds	$336	$162		$—		$498
Corporate debt securities	$—	$559		$—		$559
Mortgage-backed securities	$—	$293		$—		$293
Other debt securities	$18	$37		$—		$55
Other investments:
NEE:
Equity securities	$39	$—		$—		$39
Debt securities	$10	$180		$—		$190
Derivatives:
NEE:
Commodity contracts	$1,357	$2,942		$1,218	$(3,483)	$2,034	(d)
Interest rate contracts	$—	$45		$—	$24	$69	(d)
FPL - commodity contracts	$—	$8		$5	$(5)	$8	(d)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,363	$2,483		$575	$(3,362)	$1,059	(d)
Interest rate contracts	$—	$104		$99	$24	$227	(d)
Foreign currency swaps	$—	$141		$—	$—	$141	(d)
FPL - commodity contracts	$—	$230		$1	$(5)	$226	(d)
————————————

(a)
Includes the effect of the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral payments and receipts. NEE and FPL also have contract settlement receivable and payable balances that are subject to the master netting arrangements but are not offset within the condensed consolidated balance sheets and are recorded in customer receivables - net and accounts payable, respectively.

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
————————————

(a)
Includes the effect of the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral payments and receipts. NEE and FPL also have contract settlement receivable and payable balances that are subject to the master netting arrangements but are not offset within the condensed consolidated balance sheets and are recorded in customer receivables - net and accounts payable, respectively.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at June 30, 2015 are as follows:

Transaction Type	Fair Value at June 30, 2015		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$561	$180	Discounted cash flow	Forward price (per MWh)	$2	—	$135
Forward contracts - gas	59	38	Discounted cash flow	Forward price (per MMBtu)	$1	—	$8
Forward contracts - other commodity related	13	5	Discounted cash flow	Forward price (various)	$(32)	—	$47
Options - power	171	153	Option models	Implied correlations	(4)%	—	99%
				Implied volatilities	2%	—	260%
Options - primarily gas	91	169	Option models	Implied correlations	(4)%	—	99%
				Implied volatilities	1%	—	97%
Full requirements and unit contingent contracts	323	30	Discounted cash flow	Forward price (per MWh)	$(21)	—	$158
				Customer migration rate(a)	—%	—	20%
Total	$1,218	$575
——————————

(a)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
————————————
(a)  Assumes the contract is in a gain position.

In addition, the fair value measurement of interest rate swap liabilities related to the solar projects in Spain of approximately $99 million at June 30, 2015 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the swap agreements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended June 30,
	2015		2014
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at March 31	$451	$(1)	$460	$3
Realized and unrealized gains (losses):
Included in earnings(a)	224	—	(73)	—
Included in other comprehensive income	(7)	—	—	—
Included in regulatory assets and liabilities	5	5	1	1
Purchases	61	—	10	—
Settlements	(80)	—	38	(1)
Issuances	(112)	—	(75)	—
Transfers in(b)	1	—	9	—
Transfers out(b)	1	—	(16)	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$544	$4	$354	$3
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$206	$—	$(73)	$—
————————————

(a)
For the three months ended June 30, 2015 and 2014, realized and unrealized gains (losses) of approximately $202 million and $(49) million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

(b)
Transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three months ended June 30, 2015 and 2014, unrealized gains (losses) of approximately $184 million and $(49) million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

	Six Months Ended June 30,
	2015		2014
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31	$622	$5	$622	$—
Realized and unrealized gains (losses):
Included in earnings(a)	254	—	(496)	—
Included in other comprehensive income	8	—	—	—
Included in regulatory assets and liabilities	4	4	5	5
Purchases	83	—	14	—
Settlements	(267)	(5)	304	(2)
Issuances	(132)	—	(94)	—
Transfers in(b)	(18)	—	16	—
Transfers out(b)	(10)	—	(17)	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$544	$4	$354	$3
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$224	$—	$(260)	$—
————————————

(a)
For the six months ended June 30, 2015, realized and unrealized gains of approximately $248 million are reflected in the condensed consolidated statements of income in operating revenues, $5 million in interest expense and the balance is reflected in fuel, purchased power and interchange. For the six months ended June 30, 2014, realized and unrealized losses of approximately $453 million are reflected in the condensed consolidated statements of income in operating revenues, $41 million in interest expense and the balance is reflected in fuel, purchased power and interchange.

(b)
Transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the six months ended June 30, 2015 and 2014, unrealized gains (losses) of approximately $219 million and $(219) million are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

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

Fair Value of Financial Instruments Recorded at the Carrying Amount - The carrying amounts of cash equivalents and short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments, excluding those recorded at fair value and disclosed above in Recurring Fair Value Measurements, are as follows:

	June 30, 2015			December 31, 2014
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$556	$556		$567	$567
Other investments - primarily notes receivable	$524	$666	(b)	$525	$679	(b)
Long-term debt, including current maturities	$27,998	$29,490	(c)	$27,876	$30,337	(c)
FPL:
Special use funds(a)	$419	$419		$395	$395
Long-term debt, including current maturities	$9,529	$10,576	(c)	$9,473	$11,105	(c)
————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

(b)
Primarily classified as held to maturity. Fair values are primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3). Notes receivable bear interest primarily at fixed rates and mature by 2029. Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement. The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit ratings and market-related information. As of June 30, 2015 and December 31, 2014, NEE had no notes receivable reported in non-accrual status.

(c)
As of June 30, 2015 and December 31, 2014, for NEE, $18,560 million and $19,973 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3). For FPL, estimated using quoted market prices for the same or similar issues (Level 2).

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of FPL's storm fund assets of approximately $75 million at both June 30, 2015 and December 31, 2014 and NEE's nuclear decommissioning fund assets of $5,135 million and $5,091 million at June 30, 2015 and December 31, 2014, respectively ($3,469 million and $3,449 million, respectively, for FPL). The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value. The amortized cost of debt and equity securities is approximately $1,825 million and $1,564 million, respectively, at June 30, 2015 and $1,906 million and $1,366 million, respectively, at December 31, 2014 ($1,406 million and $821 million, respectively, at June 30, 2015 and $1,519 million and $664 million, respectively, at December 31, 2014 for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts. For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in other - net in NEE's condensed consolidated statements of income. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at June 30, 2015 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at June 30, 2015 of approximately three years. The cost of securities sold is determined using the specific identification method.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(millions)
Realized gains	$50	$71	$34	$56	$91	$148	$45	$88
Realized losses	$19	$83	$9	$76	$32	$105	$15	$93
Proceeds from sale or maturity of securities	$2,201	$813	$1,949	$637	$2,930	$2,214	$2,538	$1,799

Unrealized losses on available for sale debt securities at June 30, 2015 and December 31, 2014 were not material to NEE or FPL. The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(millions)
Equity securities	$1,265	$1,267	$899	$896
Debt securities	$22	$66	$17	$54

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

4.  Income Taxes

NEE's effective income tax rates for the three months ended June 30, 2015 and 2014 were approximately 28% and 37%, respectively. The rates for both periods reflect the benefit of PTCs of approximately $37 million and $49 million, respectively, related to NEER's wind projects, as well as ITCs and deferred income tax benefits associated with grants under the Recovery Act (convertible ITCs) totaling approximately $34 million and $13 million, respectively, related to certain solar and wind projects at NEER, including, in 2015, the effect of a state income tax law change that extends the ITC carryforward period for certain wind projects.

NEE's effective income tax rates for the six months ended June 30, 2015 and 2014 were approximately 29% and 33%, respectively. The rates for both periods reflect the benefit of PTCs of approximately $75 million and $98 million, respectively, related to NEER's wind projects, as well as ITCs and deferred income tax benefits associated convertible ITCs totaling approximately $52 million and $33 million, respectively, related to certain solar and wind projects at NEER, including, in 2015, the effect of a state income tax law change that extends the ITC carryforward period for certain wind projects.

In addition, the rates for the three and six months ended June 30, 2014 reflect a noncash income tax charge of approximately $45 million associated with structuring Canadian assets in connection with the creation of NEP.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5.  Variable Interest Entities (VIEs)

As of June 30, 2015, NEE has nineteen VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $251 million and $279 million at June 30, 2015 and December 31, 2014, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's condensed consolidated balance sheets. The liabilities of the VIE were approximately $307 million and $338 million at June 30, 2015 and December 31, 2014, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's condensed consolidated balance sheets.

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

NEER - NEE consolidates eighteen NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, as well as construction, and through its equity ownership has the obligation to absorb expected losses of these VIEs.

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generating facilities with the capability of producing 110 MW. This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. This VIE uses third-party debt and equity to finance its operations. The debt is secured by liens against the generating facilities and the other assets of these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of the VIE were approximately $84 million and $50 million, respectively, at June 30, 2015 and $85 million and $55 million, respectively, at December 31, 2014, and consisted primarily of property, plant and equipment and long-term debt.

An indirect subsidiary of NEER contributed, to a NEP subsidiary, a 50% ownership interest in an entity which owns a 250 MW solar PV facility under construction. The entity is considered a VIE since it has insufficient equity at risk, and is consolidated by NEER. The VIE primarily uses third party debt to finance a portion of development and construction activities and may require subordinated financing from NEER to complete construction. This VIE will sell its electric output under a power sales contract to a third party with an expiration date in 2036. The debt balances are secured by liens against the assets of the entity. The debt holders have no recourse to the general credit of NEER. The assets and liabilities of the VIE were approximately $324 million and $310 million, respectively, at June 30, 2015, and consisted primarily of property, plant and equipment and long-term debt.

The other sixteen NEER VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 4,490 MW. These VIEs sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2018 through 2039 or in the spot market. The VIEs use third-party debt and/or equity to finance their operations. Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes. The debt is secured by liens against the generating facilities and the other assets of these entities or by pledges of NEER's ownership interest in these

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $6.5 billion and $3.8 billion, respectively, at June 30, 2015 and $6.6 billion and $4.1 billion, respectively, at December 31, 2014. At June 30, 2015 and December 31, 2014, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of June 30, 2015 and December 31, 2014, several NEE subsidiaries have investments totaling approximately $610 million ($502 million at FPL) and $716 million ($606 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities. These investments are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. As of June 30, 2015, NEE subsidiaries, including FPL, are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

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

6.  Common Shareholders' Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions, except per share amounts)
Numerator - net income attributable to NEE	$716	$492	$1,366	$921
Denominator:
Weighted-average number of common shares outstanding - basic	445.5	434.1	443.9	433.8
Equity units, performance share awards, options, forward sale agreement and restricted stock(a)	3.7	6.0	5.1	5.5
Weighted-average number of common shares outstanding - assuming dilution	449.2	440.1	449.0	439.3
Earnings per share attributable to NEE:
Basic	$1.61	$1.13	$3.08	$2.12
Assuming dilution	$1.59	$1.12	$3.04	$2.10
————————————

(a)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and performance shares awards and restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 5.5 million and 0.2 million for the three months ended June 30, 2015 and 2014, respectively, and 2.8 million and 0.2 million for the six months ended June 30, 2015 and 2014, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended June 30, 2015
Balances, March 31, 2015	$(189)		$220		$(36)	$(42)	$(26)	$(73)
Other comprehensive income (loss) before reclassifications	40		(7)		—	15	3	51
Amounts reclassified from AOCI	22	(a)	(3)	(b)	—	—	—	19
Net other comprehensive income (loss)	62		(10)		—	15	3	70
Less other comprehensive income attributable to noncontrolling interests	(1)		—		—	—	—	(1)
Balances, June 30, 2015	$(128)		$210		$(36)	$(27)	$(23)	$(4)
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended June 30, 2014
Balances, March 31, 2014	$(124)		$185		$28	$(50)	$(18)	$21
Other comprehensive income (loss) before reclassifications	(7)		40		—	17	(3)	47
Amounts reclassified from AOCI	(4)	(a)	(5)	(b)	—	—	—	(9)
Net other comprehensive income (loss)	(11)		35		—	17	(3)	38
Balances, June 30, 2014	$(135)		$220		$28	$(33)	$(21)	$59
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Six Months Ended June 30, 2015
Balances, December 31, 2014	$(156)		$218		$(20)	$(58)	$(24)	$(40)
Other comprehensive income (loss) before reclassifications	(11)		5		(16)	29	1	8
Amounts reclassified from AOCI	39	(a)	(13)	(b)	—	—	—	26
Net other comprehensive income (loss)	28		(8)		(16)	29	1	34
Less other comprehensive loss attributable to noncontrolling interests	—		—		—	2	—	2
Balances, June 30, 2015	$(128)		$210		$(36)	$(27)	$(23)	$(4)
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Six Months Ended June 30, 2014
Balances, December 31, 2013	$(115)		$197		$23	$(33)	$(16)	$56
Other comprehensive income (loss) before reclassifications	(25)		53		4	—	(5)	27
Amounts reclassified from AOCI	5	(a)	(30)	(b)	1	—	—	(24)
Net other comprehensive income (loss)	(20)		23		5	—	(5)	3
Balances, June 30, 2014	$(135)		$220		$28	$(33)	$(21)	$59
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

7.  Debt

Long-term debt issuances and borrowings by subsidiaries of NEE during the six months ended June 30, 2015 were as follows:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)
February - April 2015	NEER subsidiary	Canadian revolving credit agreements	Variable	(a)	$68	Various
January - February 2015	NEP subsidiary	Senior secured revolving credit facility	Variable	(a)	$122	2019
February - June 2015	NEER subsidiary	Limited-recourse construction and term loan facility	Variable	(a)(b)	$100	2035
February 2015	NEER subsidiary	Cash grant bridge loan facility	Variable	(a)	$29	2017
April 2015	NEER subsidiary	Canadian senior secured limited-recourse term loan	Variable	(a)	$324	2033
April 2015	NEER subsidiary	Canadian senior secured limited-recourse term loan	Variable	(a)	$228	2033
April 2015	NEECH	Term loans	Variable	(a)	$450	2016
May - June 2015	NEER subsidiary	Limited-recourse construction and term loan facility	Variable	(a)(b)	$269	2035
June 2015	FPL	Industrial development revenue bonds	Variable	(c)	$85	2045
June 2015	NEP subsidiary	Limited-recourse term loan	4.52%		$31	2033
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	Interest rate swap agreements have been entered into with respect to these issuances. See Note 2.

(c)
These tax exempt bonds permit individual bond holders to tender the bonds for purchase at any time prior to maturity. In the event the bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL would be required to purchase the bonds. As of June 30, 2015, all bonds tendered for purchase have been successfully remarketed. In the event the bonds are tendered by individual bond holders and not remarketed prior to maturity, FPL's bank revolving line of credit facilities are available to support the purchase of the bonds.

In May 2015, NEECH completed a remarketing of $600 million aggregate principal amount of its Series E Debentures due June 1, 2017 (Debentures) that were issued in May 2012 as components of equity units issued concurrently by NEE (2012 equity units). The Debentures are fully and unconditionally guaranteed by NEE. In connection with the remarketing of the Debentures, the interest rate on the Debentures was reset to 1.586% per year, and interest is payable on June 1 and December 1 of each year, commencing June 1, 2015. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the 2012 equity units, on June 1, 2015, NEE issued 7,860,000 shares of common stock in exchange for $600 million.

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

At June 30, 2015, estimated capital expenditures for the remainder of 2015 through 2019 for which applicable internal approvals (and also FPSC approvals for FPL, if required) have been received were as follows:

	Remainder of 2015	2016	2017	2018	2019	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$320	$900	$50	$—	$—	$1,270
Existing	430	555	660	560	440	2,645
Transmission and distribution	950	1,960	1,755	1,625	1,680	7,970
Nuclear fuel	135	220	125	150	175	805
General and other	265	205	215	160	130	975
Total	$2,100	$3,840	$2,805	$2,495	$2,425	$13,665
NEER:
Wind(d)	$1,105	$855	$45	$10	$10	$2,025
Solar(e)	900	575	—	—	—	1,475
Nuclear, including nuclear fuel	155	285	225	245	270	1,180
Other	190	65	50	95	65	465
Total	$2,350	$1,780	$320	$350	$345	$5,145
Corporate and Other(f)	$300	$1,130	$920	$505	$160	$3,015
————————————

(a)	Includes AFUDC of approximately $48 million, $71 million and $8 million for the remainder of 2015 through 2017, respectively.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.

(c)	Excludes capital expenditures for costs related to the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.

(d)	Consists of capital expenditures for new wind projects and related transmission totaling approximately 1,655 MW.

(e)	Consists of capital expenditures for new solar projects and related transmission totaling approximately 830 MW.

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

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts. As of June 30, 2015, FPL is obligated under take-or-pay purchased power contracts with JEA and with subsidiaries of The Southern Company (Southern subsidiaries) to pay for approximately 1,330 MW annually through December 2015 and 375 MW annually thereafter through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 705 MW from certain cogenerators and small power producers (qualifying facilities) with expiration dates ranging from 2024 through 2034. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the qualifying facilities meeting certain contract conditions. FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas. In addition, FPL has entered into 25-year natural gas transportation agreements with each of Sabal Trail and Florida Southeast Connection, each of which will build, own and operate a pipeline that will be part of a natural gas pipeline system, for a quantity of 400,000 MMBtu/day beginning on May 1, 2017 and increasing to 600,000 MMBtu/day on May 1, 2020. These agreements contain firm commitments that are contingent upon the occurrence of certain events, including FERC approval and completion of construction of the pipeline system to be built by Sabal Trail and Florida Southeast Connection. See Commitments above.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of June 30, 2015, NEER has entered into contracts with expiration dates ranging from August 2015 through 2030 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel. Approximately $3.1 billion of commitments under such contracts are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from October 2015 through 2033.

Included in Corporate and Other in the table below is the remaining commitment by NEECH subsidiaries of approximately $2.3 billion for the construction of the natural gas pipelines. Amounts committed for the remainder of 2015 through 2019 are also included in the estimated capital expenditures table in Commitments above.

The required capacity and/or minimum payments under the contracts discussed above as of June 30, 2015 were estimated as follows:

	Remainder of 2015	2016	2017	2018	2019	Thereafter
	(millions)
FPL:
Capacity charges:(a)
Qualifying facilities	$145	$250	$255	$260	$265	$1,695
JEA and Southern subsidiaries	$100	$70	$60	$30	$10	$—
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$715	$885	$795	$830	$830	$13,780
Coal, including transportation	$60	$50	$35	$—	$—	$—
NEER	$1,730	$1,250	$140	$135	$80	$395
Corporate and Other(d)(e)	$255	$915	$710	$380	$65	$25
————————————

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity cost recovery clause, totaled approximately $117 million and $123 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $236 million and $246 million for the six months ended June 30, 2015 and 2014, respectively. Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $78 million and $75 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $122 million and $132 million for the six months ended June 30, 2015 and 2014, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $200 million, $295 million, $290 million and $8,245 million in 2017, 2018, 2019 and thereafter, respectively, of firm commitments, subject to certain conditions as noted above, related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)	Includes an approximately $75 million commitment to invest primarily in clean power and technology businesses through 2021.

(e)	Excludes approximately $450 million and $335 million in 2015 and 2016, respectively, of joint obligations of NEECH and NEER which are included in the NEER amounts above.

In addition, FPL has entered into a purchase agreement under which it will assume ownership of a 250 MW coal-fired generation facility located in Jacksonville, Florida for a purchase price of approximately $521 million, which would thereby enable FPL to terminate its current long-term purchased power agreement for substantially all of the facility’s capacity and energy. The purchase agreement is contingent upon, among other things, FPSC approval. An FPSC decision is expected no later than October 2015. The remaining minimum payments under the long-term purchased power agreement, which total approximately $1,480 million and are included in the table above under qualifying facilities, will cease upon closing of the transaction, which is expected in the fourth quarter of 2015.

NEP entered into an agreement, effective July 31, 2015, to acquire the membership interests in NET Midstream, a developer, owner and operator of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas.  See Management’s Discussion - Results of Operations - NEER: Results of Operations -  NEP Pipeline Acquisition.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this Act, NEE maintains $375 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $13.0 billion of liability insurance coverage per incident at any nuclear reactor in the U.S. Under the secondary financial protection system, NEE is subject to retrospective assessments of up to $1.0 billion ($509 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the U.S., payable at a rate not to exceed $152 million ($76 million for FPL) per incident per year. NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $15 million, $38 million and $19 million, plus any applicable taxes, per incident, respectively.

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

Spain Solar Projects - In March 2013 and May 2013, events of default occurred under the project-level financing agreements for the solar thermal facilities in Spain (Spain solar projects) as a result of changes of law that occurred in December 2012 and February 2013. These changes of law negatively affected the projected economics of the projects and caused the project-level financing to be unsupportable by expected future project cash flows. Under the project-level financing, events of default (including those discussed below) provide for, among other things, a right by the lenders (which they have not exercised) to accelerate the payment of the project-level debt. Accordingly, in 2013, the project-level debt and the associated derivative liabilities related to interest rate swaps were classified as current maturities of long-term debt and current derivative liabilities, respectively, on NEE's condensed consolidated balance sheets, and totaled $587 million and $99 million, respectively, as of June 30, 2015. In July 2013, the Spanish government published a new law that created a new economic framework for the Spanish renewable energy sector. Additional regulatory pronouncements from the Spanish government needed to complete and implement the framework were finalized in June 2014. Based on NEE's assessment, the regulatory pronouncements do not indicate a further impairment of the Spain solar projects. Since the third quarter of 2014, events of default have occurred under the project-level financing agreements related to certain debt service coverage ratio covenants not being met. The project-level subsidiaries have requested the lenders to waive the events of default related to the debt service coverage ratio.

Impairments recorded due to the changes of law caused the project-level subsidiaries in Spain to have a negative net equity position on their balance sheets, which requires them under Spanish law to commence liquidation proceedings if the net equity position is not restored to specified levels. Prior to 2015, Spanish law had provided an exemption applicable to the project-level subsidiaries that enabled the exclusion of asset-related impairments in the equity calculation. Such exemption has not yet been granted for 2015, and therefore, the project-level subsidiaries commenced liquidation on April 23, 2015. The liquidators are reviewing the liquidation balance sheets and inventory schedules and will make recommendations to NextEra Energy España, S.L. (NEE España), the NEER subsidiary in Spain that is the direct shareholder of the project-level subsidiaries, to either restructure the project-level debt or file for insolvency. The liquidation event could cause the lenders to seek to accelerate the payment of the project-related debt and/or foreclose on the project assets, which they have not done to date. However, as part of a settlement agreement reached in December 2013 between NEECH, NEE España, the project-level subsidiaries and the lenders, the future recourse of the lenders under the project-level financing is effectively limited to the letters of credit described below and to the assets of the project-level subsidiaries. Under the settlement agreement, the lenders, among other things, irrevocably waived events of default related to changes of law that existed at the time of the settlement as described above, and NEECH affiliates provided for the project-level subsidiaries to post approximately €37 million (approximately $42 million as of June 30, 2015) in letters of credit to fund operating and debt service reserves under the project-level financing, of which €8 million (approximately $9 million) has been drawn as of June 30, 2015. NEE España, the project-level subsidiaries and the lenders have been in negotiations to seek to restructure the project-level financing; however, there can be no assurance that the project-level financing will be successfully restructured or that the lenders will not exercise remedies available to them under the project financing agreements for, among other things, current and future events of default, if any, or for the commencement of liquidation by the project-level subsidiaries.

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

	Three Months Ended June 30,
	2015					2014
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$2,996	$1,265		$97	$4,358	$2,889	$1,036		$104	$4,029
Operating expenses	$2,216	$916		$80	$3,212	$2,107	$896		$75	$3,078
Net income (loss) attributable to NEE	$435	$273	(b)	$8	$716	$423	$81	(b)	$(12)	$492

	Six Months Ended June 30,
	2015					2014
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$5,538	$2,725		$200	$8,463	$5,424	$2,069		$210	$7,703
Operating expenses	$4,091	$1,943		$153	$6,187	$4,010	$1,846		$157	$6,013
Net income (loss) attributable to NEE	$794	$552	(b)	$20	$1,366	$770	$167	(b)	$(16)	$921
————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt. For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt. Residual NEECH corporate interest expense is included in Corporate and Other.

(b)	See Note 4 for a discussion of NEER's tax benefits related to PTCs.

	June 30, 2015				December 31, 2014
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$40,289	$34,333	$2,579	$77,201	$39,307	$32,919	$2,703	$74,929

Revenue Recognition - In July 2015, the FASB approved the deferral of the effective date of the new accounting standard related to the recognition of revenue from contracts with customers and required disclosures. The standard is now effective for NEE and FPL beginning January 1, 2018. NEE and FPL are currently evaluating the effect the adoption of this standard will have, if any, on their consolidated financial statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL. NEECH’s debentures and junior subordinated debentures that are registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended June 30,
	2015				2014
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,366	$2,992	$4,358	$—	$1,143	$2,886	$4,029
Operating expenses	(5)	(984)	(2,223)	(3,212)	(4)	(969)	(2,105)	(3,078)
Interest expense	(1)	(167)	(112)	(280)	(2)	(194)	(109)	(305)
Equity in earnings of subsidiaries	716	—	(716)	—	507	—	(507)	—
Other income - net	—	111	17	128	1	130	7	138
Income (loss) before income taxes	710	326	(42)	994	502	110	172	784
Income tax expense (benefit)	(6)	33	247	274	10	26	256	292
Net income (loss)	716	293	(289)	720	492	84	(84)	492
Less net income attributable to noncontrolling interests	—	(4)	—	(4)	—	—	—	—
Net income (loss) attributable to NEE	$716	$289	$(289)	$716	$492	$84	$(84)	$492

	Six Months Ended June 30,
	2015				2014
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$2,932	$5,531	$8,463	$—	$2,286	$5,417	$7,703
Operating expenses	(9)	(2,078)	(4,100)	(6,187)	(8)	(2,001)	(4,004)	(6,013)
Interest expense	(2)	(372)	(227)	(601)	(3)	(410)	(211)	(624)
Equity in earnings of subsidiaries	1,361	—	(1,361)	—	942	—	(942)	—
Other income - net	1	227	28	256	—	278	21	299
Income (loss) before income taxes	1,351	709	(129)	1,931	931	153	281	1,365
Income tax expense (benefit)	(15)	125	450	560	10	(19)	453	444
Net income (loss)	1,366	584	(579)	1,371	921	172	(172)	921
Less net income attributable to noncontrolling interests	—	(5)	—	(5)	—	—	—	—
Net income (loss) attributable to NEE	$1,366	$579	$(579)	$1,366	$921	$172	$(172)	$921
————————————
(a)  Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30,
	2015				2014
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$785	$358	$(358)	$785	$530	$122	$(122)	$530

	Six Months Ended June 30,
	2015				2014
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$1,402	$631	$(631)	$1,402	$924	$170	$(170)	$924
————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	June 30, 2015				December 31, 2014
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$28	$33,759	$43,477	$77,264	$27	$31,674	$41,938	$73,639
Less accumulated depreciation and amortization	(14)	(7,298)	(11,642)	(18,954)	(12)	(6,640)	(11,282)	(17,934)
Total property, plant and equipment - net	14	26,461	31,835	58,310	15	25,034	30,656	55,705
CURRENT ASSETS
Cash and cash equivalents	—	504	47	551	—	562	15	577
Receivables	429	1,594	116	2,139	82	1,378	699	2,159
Other	93	1,966	1,597	3,656	19	2,512	1,677	4,208
Total current assets	522	4,064	1,760	6,346	101	4,452	2,391	6,944
OTHER ASSETS
Investment in subsidiaries	21,105	—	(21,105)	—	19,703	—	(19,703)	—
Other	659	6,679	5,207	12,545	736	6,066	5,478	12,280
Total other assets	21,764	6,679	(15,898)	12,545	20,439	6,066	(14,225)	12,280
TOTAL ASSETS	$22,300	$37,204	$17,697	$77,201	$20,555	$35,552	$18,822	$74,929
CAPITALIZATION
Common shareholders' equity	$21,338	$6,604	$(6,604)	$21,338	$19,916	$6,552	$(6,552)	$19,916
Noncontrolling interests	—	263	—	263	—	252	—	252
Long-term debt	—	15,768	9,467	25,235	—	14,954	9,413	24,367
Total capitalization	21,338	22,635	2,863	46,836	19,916	21,758	2,861	44,535
CURRENT LIABILITIES
Debt due within one year	—	4,284	255	4,539	—	3,455	1,202	4,657
Accounts payable	—	789	728	1,517	—	707	647	1,354
Other	518	1,840	1,007	3,365	182	2,075	1,395	3,652
Total current liabilities	518	6,913	1,990	9,421	182	6,237	3,244	9,663
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	660	1,391	2,051	—	631	1,355	1,986
Deferred income taxes	141	2,700	6,595	9,436	149	2,608	6,504	9,261
Other	303	4,296	4,858	9,457	308	4,318	4,858	9,484
Total other liabilities and deferred credits	444	7,656	12,844	20,944	457	7,557	12,717	20,731
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$22,300	$37,204	$17,697	$77,201	$20,555	$35,552	$18,822	$74,929
————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30,
	2015				2014
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$678	$851	$1,405	$2,934	$754	$659	$1,035	$2,448
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	(1)	(2,180)	(1,628)	(3,809)	—	(1,562)	(1,677)	(3,239)
Capital contribution to FPL	(550)	—	550	—	(100)	—	100	—
Cash grants under the Recovery Act	—	—	—	—	—	306	—	306
Sale of independent power and other investments of NEER	—	34	—	34	—	273	—	273
Change in loan proceeds restricted for construction	—	3	(65)	(62)	—	(366)	—	(366)
Proceeds from the sale of a noncontrolling interest in subsidiaries	—	106	—	106	—	—	—	—
Other - net	(19)	(34)	30	(23)	7	(49)	(37)	(79)
Net cash used in investing activities	(570)	(2,071)	(1,113)	(3,754)	(93)	(1,398)	(1,614)	(3,105)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	1,621	85	1,706	—	2,229	500	2,729
Retirements of long-term debt	—	(1,373)	(30)	(1,403)	—	(1,946)	(329)	(2,275)
Net change in short-term debt	—	1,577	(948)	629	—	678	247	925
Issuances of common stock	630	—	—	630	42	—	—	42
Dividends on common stock	(683)	—	—	(683)	(630)	—	—	(630)
Dividends to NEE	—	(615)	615	—	—	(187)	187	—
Other - net	(55)	(48)	18	(85)	(54)	92	12	50
Net cash provided by (used in) financing activities	(108)	1,162	(260)	794	(642)	866	617	841
Net increase (decrease) in cash and cash equivalents	—	(58)	32	(26)	19	127	38	184
Cash and cash equivalents at beginning of period	—	562	15	577	—	418	20	438
Cash and cash equivalents at end of period	$—	$504	$47	$551	$19	$545	$58	$622
————————————

(a)	Represents primarily FPL and consolidating adjustments.

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

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share, assuming dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share, assuming dilution
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(millions)				(millions)
FPL	$435	$423	$0.97	$0.96	$794	$770	$1.77	$1.75
NEER(a)	273	81	0.61	0.18	552	167	1.23	0.38
Corporate and Other	8	(12)	0.01	(0.02)	20	(16)	0.04	(0.03)
NEE	$716	$492	$1.59	$1.12	$1,366	$921	$3.04	$2.10
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

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

The following table provides details of the adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions)
Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity(a)	$25	$(146)	$52	$(273)
Income (loss) from OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals	$(2)	$1	$(1)	$2
After-tax gain associated with Maine fossil - NEER	$—	$—	$—	$12
After-tax operating results of NEER's Spain solar projects	$1	$7	$(3)	$(8)
After-tax merger-related expenses - Corporate and Other	$(7)	$—	$(10)	$—
____________________

(a)
For the three months ended June 30, 2015 and 2014, approximately $23 million of gains and $140 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. For the six months ended June 30, 2015 and 2014, approximately $45 million of gains and $263 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices and interest rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended June 30, 2015 was higher than the prior period by $224 million, reflecting higher results at FPL, NEER and Corporate and Other. Net income attributable to NEE for the six months ended June 30, 2015 was higher than the prior period by $445 million, reflecting higher results at FPL, NEER and Corporate and Other.

FPL's increase in net income for the three and six months ended June 30, 2015 was primarily driven by continued investments in plant in service while earning an 11.50% regulatory ROE on its retail rate base and higher AFUDC - equity.

NEER's results increased $192 million and $385 million for the three and six months ended June 30, 2015, respectively, reflecting net unrealized gains from non-qualifying hedge activity compared to losses on such hedges in the prior year period, the absence of 2014 NEP-related charge and costs, higher customer supply and proprietary power and gas trading results and earnings from new investments, partly offset by lower results from existing assets and the gas infrastructure business.

Corporate and Other's results increased for the three and six months ended June 30, 2015 primarily due to favorable income tax adjustments and 2015 investment gains compared to 2014 investment losses, and also for the six months ended June 30, 2015, the absence of debt reacquisition losses recorded in 2014. These positives were partly offset in both periods by costs associated with the proposed merger.

NEE's effective income tax rates for the three months ended June 30, 2015 and 2014 were approximately 28% and 37%, respectively. NEE's effective income tax rates for the six months ended June 30, 2015 and 2014 were approximately 29% and 33%, respectively. The rates for all periods reflect the benefit of PTCs for NEER's wind projects, as well as ITCs and deferred income tax benefits associated with convertible ITCs for solar and wind projects at NEER. PTCs, ITCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off. PTCs for the three months ended June 30, 2015 and 2014 were approximately $37 million and $49 million, respectively, and $75 million and $98 million for the comparable six-month periods. ITCs and deferred income tax benefits associated with convertible ITCs for the three months ended June 30, 2015 and 2014 were approximately $34 million and $13 million, respectively, and $52 million and $33 million for the comparable six-month periods. In addition, the rates for the three and six months ended June 30, 2014 reflect a noncash income tax charge of approximately $45 million associated with structuring Canadian assets in connection with the creation of NEP. See Note 4.

FPL:  Results of Operations

FPL’s net income for the three months ended June 30, 2015 and 2014 was $435 million and $423 million, respectively, representing an increase of $12 million. FPL’s net income for the six months ended June 30, 2015 and 2014 was $794 million and $770 million, respectively, representing an increase of $24 million.

The use of reserve amortization is permitted by a January 2013 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations provided in the 2012 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and costs not allowed to be recovered from retail customers by the FPSC. During the three months ended June 30, 2015 and 2014, FPL recorded the reversal of reserve amortization of approximately $66 million and reserve amortization of $6 million, respectively. During the six months ended June 30, 2015 and 2014, FPL recorded reserve amortization of approximately $33 million and $131 million, respectively.

The $12 million and $24 million increase in FPL's net income for the three and six months ended June 30, 2015, respectively, was primarily driven by:

•
higher earnings on investment in plant in service of approximately $9 million and $29 million, respectively. Investment in plant in service grew FPL's average retail rate base for the three and six months ended June 30, 2015 by approximately $0.5 billion and $1.0 billion, respectively, when compared to the same periods last year, reflecting, among other things, the modernized Riviera Beach power plant and ongoing transmission and distribution additions, and

•	higher AFUDC - equity of $10 million and $5 million, respectively, partly offset by,

•	lower cost recovery clause earnings of $4 million and $6 million, respectively.

FPL's operating revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions)
Retail base	$1,487	$1,390	$2,671	$2,527
Fuel cost recovery	972	941	1,853	1,856
Other cost recovery clauses and pass-through costs, net of any deferrals	417	446	780	841
Other, primarily wholesale and transmission sales, customer-related fees and pole attachment rentals	120	112	234	200
Total	$2,996	$2,889	$5,538	$5,424

Retail Base

Retail base revenues increased approximately $43 million during the six months ended June 30, 2015 related to the modernized Riviera Beach power plant which was placed in service on April 1, 2014.

Retail Customer Usage and Growth
In the three and six months ended June 30, 2015, FPL experienced a 6.1% and 3.1% increase, respectively, in average usage per retail customer and, in both periods, experienced a 1.4% increase in the average number of customer accounts, which collectively, together with other factors, increased revenues by approximately $97 million and $101 million, respectively. Favorable weather contributed to the increased revenues.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to nuclear capacity, solar and environmental projects. The changes in fuel cost recovery revenues for the three and six months ended June 30, 2015 are primarily due to approximately $79 million and $89 million, respectively, of increased revenues related to higher retail energy sales. The increased revenues for both periods were partly offset by lower gas sales associated with an incentive mechanism allowed under the 2012 rate agreement (incentive gas sales) and lower revenues from interchange power sales totaling approximately $24 million and $68 million, respectively. Additionally, the fuel cost recovery revenues were lower due to a lower average fuel factor of approximately $24 million for both the three and six months ended June 30, 2015. Cost recovery clauses contributed approximately $16 million and $20 million to FPL’s net income for the three months ended June 30, 2015 and 2014, respectively. The amounts for the six months ended June 30, 2015 and 2014 were $35 million and $41 million, respectively.

Other

The increase in other revenues for the six months ended June 30, 2015 primarily reflects higher wholesale revenues of approximately $17 million associated with an increase in contracted load served under new and existing contracts.

Other Items Impacting FPL's Condensed Consolidated Statements of Income

Fuel, Purchased Power and Interchange Expense
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions)
Fuel and energy charges during the period	$968	$1,091	$1,744	$1,995
Net recognition of deferred retail fuel costs	5	—	110	—
Net deferral of retail fuel costs	—	(152)	—	(145)
Other, primarily capacity charges, net of any capacity deferral	125	137	249	262
Total	$1,098	$1,076	$2,103	$2,112

The decrease in fuel and energy charges for the three and six months ended June 30, 2015 reflects approximately $171 million and $307 million of lower fuel and energy prices, partly offset by $68 million and $98 million related to higher energy sales, respectively. Fuel and energy charges also reflect a decrease of $20 million and $42 million related to lower incentive gas sales for the three and six months ended June 30, 2015, respectively. In addition, FPL recognized $5 million and $110 million of deferred retail fuel costs during the three and six months ended June 30, 2015, respectively, compared to the deferral of retail fuel costs of $152 million and $145 million in the three and six months ended June 30, 2014, respectively.

O&M Expenses
FPL's O&M expenses decreased $33 million for the six months ended June 30, 2015 reflecting lower maintenance costs primarily due to the timing and extent of nuclear and fossil unit outages, as well as lower cost recovery clause costs, which do not have a significant impact on net income.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions)
Reserve reversal (amortization) recorded under the 2012 rate agreement	$66	$(6)	$(33)	$(131)
Other depreciation and amortization recovered under base rates	314	305	622	598
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	48	50	80	90
Total	$428	$349	$669	$557

The reserve amortization, or reversal of such amortization, recorded for all periods presented reflects adjustments to the depreciation and fossil dismantlement reserve provided under the 2012 rate agreement. At June 30, 2015, approximately $245 million of this reserve remains available for future amortization. Reserve amortization is recorded as a reduction of regulatory liabilities - accrued asset removal costs on the condensed consolidated balance sheets. For the three and six months ended June 30, 2015 and 2014, reserve amortization, or reversal of such amortization, was recorded to achieve the targeted retail regulatory ROE. The increase in other depreciation and amortization expense recovered under base rates for the three and six months ended June 30, 2015 is due to higher plant in service balances.

Interest Expense
The increase in interest expense for the three and six months ended June 30, 2015 primarily reflects higher average debt balances.

AFUDC - Equity
The increase in AFUDC - equity for the three and six months ended June 30, 2015 is primarily due to additional AFUDC - equity recorded on construction expenditures associated with the Port Everglades modernization project and the upgrade of compressors in certain combined-cycle units. In addition, the increase for the six months ended June 30, 2015 was partly offset by lower AFUDC

- equity associated with the Riviera Beach power plant which was placed in service in April 2014.

Capital Initiatives

For the period 2015 through 2018, FPL expects to invest capital of approximately $13.9 billion to $15.6 billion primarily related to projects that are focused on improving reliability, reducing fuel cost and reducing emissions, as well as maintenance of existing assets.

Natural Gas Reserves Project

In March 2015, FPL began investing in long-term natural gas supplies to provide a physical hedge on the price of natural gas to fuel its fossil generating fleet. The State of Florida Office of Public Counsel’s appeals and the Florida Industrial Power Users Group’s appeal to the Florida Supreme Court challenging the FPSC's approval of FPL's initial investment in natural gas supplies are pending.  In July 2015, the FPSC issued an order approving a modified version of guidelines proposed by FPL under which FPL could participate in additional natural gas production projects and recover its costs through the fuel clause without prior FPSC approval. Key elements of the modified guidelines include, among other things, an annual investment cap of $500 million along with an escalating annual production cap as a percent of FPL’s total natural gas burn and an emphasis on investing in proven and probable reserves.

NEER: Results of Operations

NEER’s net income less net income attributable to noncontrolling interests for the three months ended June 30, 2015 and 2014 was $273 million and $81 million, respectively, representing an increase of $192 million. NEER’s net income less net income attributable to noncontrolling interests for the six months ended June 30, 2015 and 2014 was $552 million and $167 million, respectively, representing an increase of $385 million. The primary drivers, on an after-tax basis, of the change are in the following table.

	Increase (Decrease) From Prior Period
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(millions)
New investments(a)	$44	$87
Existing assets(a)	(21)	(97)
Gas infrastructure(b)	(23)	(14)
Customer supply and proprietary power and gas trading(b)	18	108
Asset sales	(14)	(14)
NEP-related charge and costs	67	67
Interest expense, differential membership costs and other	(33)	(50)
Change in unrealized mark-to-market non-qualifying hedge activity(c)	163	308
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(c)	(3)	(3)
Maine fossil gain(c)	—	(12)
Operating results of the Spain solar projects(c)	(6)	5
Increase in net income less net income attributable to noncontrolling interests	$192	$385
______________________

(a)
Includes PTCs, ITCs and deferred income tax and other benefits associated with convertible ITCs for wind and solar projects, as applicable, but excludes allocation of interest expense or corporate general and administrative expenses. Results from new projects are included in new investments during the first twelve months of operation. A project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	Excludes allocation of interest expense or corporate general and administrative expenses.

(c)	See Overview - Adjusted Earnings for additional information.

New Investments

Results from new investments for the three months ended June 30, 2015 increased primarily due to:

•	the addition of approximately 1,280 MW of wind generation and 291 MW of solar generation during or after the three months ended June 30, 2014.

Results from new investments for the six months ended June 30, 2015 increased primarily due to:

•	the addition of approximately 1,354 MW of wind generation and 561 MW of solar generation during or after the six months ended June 30, 2014.

Existing Assets

Results from NEER's existing asset portfolio for the three months ended June 30, 2015 decreased primarily due to:

•	lower results from wind assets of approximately $38 million primarily reflecting weaker wind resource offset in part by a favorable ITC impact related to changes in state income tax laws, partly offset by

•	higher results from the nuclear assets of $16 million primarily due to the absence of 2014 refueling outages.

Results from NEER's existing asset portfolio for the six months ended June 30, 2015 decreased primarily due to:

•
lower results from wind assets of approximately $97 million primarily due to weaker wind resource offset in part by a favorable ITC impact related to changes in state income tax laws and favorable pricing, partly offset by

•
higher results from the nuclear assets of $4 million primarily due to the absence of 2014 refueling outages, offset in part by lower gains on sales of securities held in NEER's nuclear decommissioning funds.

Gas Infrastructure

The decrease in gas infrastructure results for the three months ended June 30, 2015 is primarily due to increased depreciation expense primarily related to higher depletion rates and the absence of 2014 gains on the sale of investments in certain wells. The decrease in gas infrastructure results for the six months ended June 30, 2015 is primarily due to increased depreciation expense primarily related to higher depletion rates and the absence of 2014 gains on the sale of investments in certain wells, partly offset by gains from exiting the hedged positions on a number of future gas production opportunities. NEER continues to monitor its oil and gas producing properties for potential impairments due to low prices for oil and natural gas commodity products.

Customer Supply and Proprietary Power and Gas Trading

Results from customer supply and proprietary power and gas trading increased for the three months ended June 30, 2015 primarily due to improved margins and favorable market conditions. Results from customer supply and proprietary power and gas trading increased for the six months ended June 30, 2015 primarily due to improved margins and favorable market conditions compared to losses in 2014 due to the impact of extreme winter weather on the full requirements business.

Asset Sales

During the three and six months ended June 30, 2014, NEER recorded an after-tax gain of approximately $14 million on the sale of a 75 MW wind project that became operational in the first quarter of 2014.

NEP-related Charge and Costs

For the three and six months ended June 30, 2014, NEER's results reflect an approximately $45 million noncash income tax charge associated with structuring Canadian assets and $22 million in NEP initial public offering transaction costs.

Interest Expense, Differential Membership Costs and Other

For the three and six months ended June 30, 2015, interest expense, differential membership costs and other reflects higher borrowing and other costs to support the growth of the business.

Other Factors

Supplemental to the primary drivers of the changes in NEER's net income less net income attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended June 30, 2015 increased $229 million primarily due to:

•	lower mark-to-market losses from non-qualifying hedges of approximately $220 million,

•	higher revenues from new investments of $46 million, and

•	higher revenues from the customer supply and proprietary power and gas trading business and the gas infrastructure business of $15 million, partly offset by,

•
lower revenues from existing assets of $48 million primarily reflecting weaker wind resource and lower revenues in the Electric Reliability Council of Texas (ERCOT) region due to unfavorable market conditions, partly offset by higher revenues in the New England Power Pool (NEPOOL) region due to the absence of a 2014 outage at Seabrook.

Operating revenues for the six months ended June 30, 2015 increased $656 million primarily due to:

•
higher unrealized mark-to-market gains from non-qualifying hedges ($61 million for the six months ended June 30, 2015 compared to $369 million of losses on such hedges for the comparable period in 2014),

•	higher revenues from the customer supply and proprietary power and gas trading business of approximately $191 million reflecting favorable market conditions,

•	higher revenues from new investments of $120 million, and

•	higher revenues from the gas infrastructure business of $53 million primarily reflecting gains recorded upon exiting the hedged positions on a number of future gas production opportunities, partly offset by,

•
lower revenues from existing assets of $135 million reflecting weaker wind resource, lower revenues at Marcus Hook 750 and in the ERCOT region due to unfavorable market conditions and lower contracted revenues at Duane Arnold, partly offset by higher revenues in the NEPOOL region due to the absence of a 2014 outage at Seabrook.

Operating Expenses
Operating expenses for the three months ended June 30, 2015 increased $20 million primarily due to:

•	higher operating expenses associated with new investments of approximately $29 million,

•	higher depreciation associated with the gas infrastructure business of $21 million primarily related to higher depletion rates, and

•
higher O&M expenses reflecting higher costs associated with growth in the NEER business, and higher taxes other than income taxes and other reflecting the absence of 2014 gains on the sale of investments in certain wells in the gas infrastructure business, partly offset by,

•	lower fuel expense of approximately $70 million primarily in the ERCOT and NEPOOL regions.

Operating expenses for the six months ended June 30, 2015 increased $97 million primarily due to:

•	higher operating expenses associated with new investments of approximately $59 million,

•	higher depreciation associated with the gas infrastructure business of $46 million primarily related to higher depletion rates, and

•
higher O&M expenses reflecting higher costs associated with growth in the NEER business, and higher taxes other than income taxes and other reflecting the absence of 2014 gains on the sale of investments in certain wells in the gas infrastructure business, partly offset by,

•	lower fuel expense of approximately $66 million primarily in the ERCOT and NEPOOL regions.

Interest Expense
NEER’s interest expense for the three and six months ended June 30, 2015 decreased $21 million and $26 million, respectively, reflecting approximately $24 million and $11 million of favorable changes in the fair value of interest rate swaps associated with the Spain solar projects for the three- and six-month periods in 2015 compared to $8 million and $35 million of unfavorable changes for the respective periods in 2014, partly offset by higher average interest rates and debt balances.

Benefits Associated with Differential Membership Interests - net
Benefits associated with differential membership interests - net for both periods presented reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind projects, net of associated costs.

Gains on Disposal of Assets - net
Gains on disposal of assets - net for the three and six months ended June 30, 2015 and 2014 primarily reflect gains on sales of securities held in NEER's nuclear decommissioning funds. In addition, the three and six months ended June 30, 2014 reflect a $23 million gain on the sale of a 75 MW wind project.

Tax Credits, Benefits and Expenses
PTCs from wind projects and ITCs and deferred income tax benefits associated with convertible ITCs from solar projects are reflected in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. A portion of the PTCs have been allocated to investors in connection with sales of differential membership interests. Also see Summary above and Note 4 for a discussion of PTCs, ITCs and deferred income tax benefits associated with convertible ITCs, as well as benefits associated with differential membership interests - net above.

Capital Initiatives

During the six months ended June 30, 2015, NEER placed into service approximately 104 MW of new Canadian wind generation and 20 MW of U.S. solar generation. For the period 2015 through 2018, NEER expects to invest capital of approximately $13.7 billion to $15.1 billion primarily for new wind projects with generation totaling 3,000 MW to 3,300 MW (including approximately 104 MW added to date) and new solar projects with generation totaling 1,800 MW to 1,900 MW (including 20 MW added to date), as well as natural gas infrastructure investments, nuclear fuel and maintenance of existing assets.

Sale of Assets to NEP

In January 2015 and February 2015, indirect subsidiaries of NEER sold a 250 MW wind facility located in Texas and an approximately 20 MW solar facility located in California, respectively, to indirect subsidiaries of NEP.

In May 2015, an indirect subsidiary of NEER sold four wind generating facilities with contracted generating capacity totaling approximately 664 MW located in North Dakota, Oklahoma, Washington and Oregon to an indirect subsidiary of NEP.

NEP Pipeline Acquisition

NEP entered into an agreement, effective July 31, 2015, to acquire the membership interests in NET Midstream, a developer, owner and operator of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas. The NET Midstream pipeline portfolio has total existing capacity of approximately 4 billion cubic feet (Bcf) per day, of which 3 billion Bcf per day is currently contracted with firm ship-or-pay contracts. There are planned expansion projects for the three largest pipelines in the portfolio that, if completed, are expected to provide an additional 0.9 Bcf per day of contracted volumes. NEP expects to complete the acquisition early in the fourth quarter of 2015, subject to the satisfaction or waiver of certain customary closing conditions, for an aggregate purchase price of approximately $2 billion, less the assumption of debt of NET Midstream and its subsidiaries at closing. The purchase price is subject to (i) a $200 million holdback payable, in whole or in part, upon satisfaction of financial performance and capital expenditure thresholds relating to planned expansion projects, (ii) a $200 million holdback to be retained by NEP for an 18-month period to satisfy any indemnification obligations of the sellers and (iii) certain adjustments for working capital. The $200 million indemnity holdback may be reduced by up to $10 million depending on certain post-closing employee retention thresholds.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions)
Interest expense, net of allocations to NEER	$(22)	$(26)	$(43)	$(51)
Interest income	8	8	16	16
Federal and state income tax benefits (expenses)	9	(8)	15	(1)
Merger-related expenses	(7)	—	(10)	—
Other - net	20	14	42	20
Net income (loss)	$8	$(12)	$20	$(16)

The decrease in interest expense, net of allocations to NEER, for the three and six months ended June 30, 2015 reflects lower average debt balances due in part to a higher allocation of interest costs to NEER reflecting growth in NEER's business. The federal and state income tax benefits for both periods presented reflect consolidating income tax adjustments and favorable changes in state income tax laws. Other includes all other corporate income and expenses, as well as other business activities. The increase in other - net for the three and six months ended June 30, 2015 primarily reflects 2015 investment gains compared to 2014 investment losses and, also for the six months ended June 30, 2015, the absence of debt reacquisition losses recorded in 2014, the pretax amount of which is reflected in other - net in NEE's condensed consolidated statements of income.

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

Cash Flows

Sources and uses of NEE's and FPL's cash for the six months ended June 30, 2015 and 2014 were as follows:

	NEE		FPL
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(millions)
Sources of cash:
Cash flows from operating activities	$2,934	$2,448	$2,032	$1,723
Long-term borrowings	1,706	2,729	85	499
Sale of independent power and other investments of NEER	34	273	—	—
Capital contribution from NEE	—	—	550	100
Cash grants under the Recovery Act	—	306	—	—
Issuances of common stock - net	630	42	—	—
Net increase in short-term debt	629	925	—	247
Proceeds from the sale of a noncontrolling interest in subsidiaries	106	—	—	—
Other sources - net	63	51	61	29
Total sources of cash	6,102	6,774	2,728	2,598
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(3,809)	(3,239)	(1,628)	(1,678)
Retirements of long-term debt	(1,403)	(2,275)	(31)	(329)
Net decrease in short-term debt	—	—	(948)	—
Net increase in loan proceeds restricted for construction	(62)	(366)	(65)	—
Dividends	(683)	(630)	—	(500)
Other uses - net	(171)	(80)	(32)	(52)
Total uses of cash	(6,128)	(6,590)	(2,704)	(2,559)
Net increase (decrease) in cash and cash equivalents	$(26)	$184	$24	$39

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generating facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. The following table provides a summary of the major capital investments for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
	(millions)
FPL:
Generation:
New	$340	$430
Existing	354	455
Transmission and distribution	711	587
Nuclear fuel	79	110
General and other	136	63
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	8	33
Total	1,628	1,678
NEER:
Wind	618	816
Solar	806	284
Nuclear, including nuclear fuel	162	125
Other	465	272
Total	2,051	1,497
Corporate and Other	130	64
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$3,809	$3,239

Liquidity

At June 30, 2015, NEE's total net available liquidity was approximately $6.7 billion, of which FPL's portion was approximately $3.0 billion. The table below provides the components of FPL's and NEECH's net available liquidity at June 30, 2015:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,000	$4,850	$7,850	(b)	(b)
Less letters of credit	(3)	(532)	(535)
	2,997	4,318	7,315

Revolving credit facilities	200	35	235	2018	2020
Less borrowings	—	—	—
	200	35	235

Letter of credit facilities(c)	—	650	650		2017
Less letters of credit	—	(269)	(269)
	—	381	381

Subtotal	3,197	4,734	7,931

Cash and cash equivalents	38	504	542
Less short-term debt	(194)	(1,577)	(1,771)
Net available liquidity	$3,041	$3,661	$6,702
_______________________

(a)
Provide for the funding of loans up to $7,850 million ($3,000 million for FPL) and the issuance of letters of credit up to $6,600 million ($2,500 million for FPL). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s bank revolving line of credit facilities are also available to support the purchase of $718 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bond holders and not remarketed prior to maturity.

(b)	$500 million of FPL's and $750 million of NEECH's bank revolving line of credit facilities expire in 2016; essentially all of the remaining facilities at each of FPL and NEECH expire in 2020.

(c)	Only available for the issuance of letters of credit.

Additionally, at June 30, 2015, certain subsidiaries of NEER and NEP had credit or loan facilities with available liquidity as set forth in the table below. In order for the applicable borrower to borrow or to have letters of credit issued under the terms of the agreements for the NEER facilities listed below, among other things, NEE is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. These agreements also generally contain covenants and default and related acceleration provisions relating to, among other things, failure of NEE to maintain a ratio of funded debt to total capitalization at or below the specified ratio. Some of the payment obligations of the borrowers under the agreements listed below ultimately are guaranteed by NEE.

	Amount	Amount Remaining Available at June 30, 2015	Rate	Maturity Date	Related Project Use
	(millions)
NEER:
Canadian revolving credit facilities(a)	C$1,000	$585	Variable	Various	Canadian renewable generating assets
Limited-recourse construction and term loan facility	$425	$325	Variable	2035	Construction and development of a 250 MW solar PV project in California
Limited-recourse construction and term loan facility	$619	$350	Variable	2035	Construction and development of a 250 MW solar PV project in Nevada
Cash grant bridge loan facilities	$250	$250	Variable	2018	Construction and development of a 250 MW solar PV project in Nevada
NEP:
Senior secured revolving credit facility(b)	$250	$171	Variable	2019	Working capital, expansion projects, acquisitions and general business purposes
————————————

(a)
Available for general corporate purposes; the current intent is to use these facilities for the purchase, development, construction and/or operation of Canadian renewable generating assets. Consist of four credit facilities with expiration dates ranging from February 2016 to December 2016.

(b)
NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants on a quarterly basis and NEP OpCo's ability to pay cash distributions is subject to certain other restrictions. The revolving credit facility includes borrowing capacity for letters of credit and incremental commitments to increase the revolving credit facility up to $1 billion in the aggregate. Borrowings under the revolving credit facility are guaranteed by NEP OpCo and NEP.

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

At June 30, 2015, NEE had approximately $990 million of standby letters of credit ($3 million for FPL), $257 million of surety bonds ($59 million for FPL) and $11.3 billion notional amount of guarantees and indemnifications ($24 million for FPL), of which $6.6 billion of letters of credit, guarantees and indemnifications ($2 million for FPL) have expiration dates within the next five years.

Each of NEE and FPL believe it is unlikely that it would be required to make any payments under these letters of credit, surety bonds, guarantees and indemnifications. At June 30, 2015, NEE and FPL did not have any significant liabilities recorded for these letters of credit, surety bonds, guarantees and indemnifications.

Shelf Registration
In July 2015, NEE, NEECH and FPL filed a shelf registration statement with the SEC for an unspecified amount of securities which became effective upon filing. The amount of securities issuable by the companies is established from time to time by their respective boards of directors. As of August 3, 2015, securities that may be issued under the registration statement include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities. As of August 3, 2015, the board-authorized capacity available to issue securities was approximately $6.5 billion for NEE and NEECH (issuable by either or both of them up to such aggregate amount) and $2.5 billion for FPL.

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

Revenue Recognition - In July 2015, the FASB approved the deferral of the effective date of the new accounting standard related to the recognition of revenue from contracts with customers and required disclosures. See Note 9 - Revenue Recognition.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2015 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended June 30, 2015
Fair value of contracts outstanding at March 31, 2015	$349	$978	$(371)	$956
Reclassification to realized at settlement of contracts	(39)	(102)	130	(11)
Inception value of new contracts	13	1	—	14
Net option premium purchases (issuances)	(65)	—	—	(65)
Changes in fair value excluding reclassification to realized	72	107	23	202
Fair value of contracts outstanding at June 30, 2015	330	984	(218)	1,096
Net margin cash collateral paid (received)				(121)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2015	$330	$984	$(218)	$975

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Six months ended June 30, 2015
Fair value of contracts outstanding at December 31, 2014	$320	$898	$(363)	$855
Reclassification to realized at settlement of contracts	(105)	(168)	208	(65)
Inception value of new contracts	18	1	—	19
Net option premium purchases (issuances)	(71)	2	—	(69)
Changes in fair value excluding reclassification to realized	168	251	(63)	356
Fair value of contracts outstanding at June 30, 2015	330	984	(218)	1,096
Net margin cash collateral paid (received)				(121)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2015	$330	$984	$(218)	$975

NEE's total mark-to-market energy contract net assets (liabilities) at June 30, 2015 shown above are included on the condensed consolidated balance sheets as follows:

June 30, 2015
(millions)
Current derivative assets	$766
Noncurrent derivative assets	1,268
Current derivative liabilities	(702)
Noncurrent derivative liabilities	(357)
NEE's total mark-to-market energy contract net assets	$975

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2015 were as follows:

	Maturity
	2015	2016	2017	2018	2019	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(2)	$(3)	$2	$2	$1	$—	$—
Significant other observable inputs	(21)	50	26	17	3	(2)	73
Significant unobservable inputs	138	66	54	(1)	5	(5)	257
Total	115	113	82	18	9	(7)	330
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	14	(10)	(5)	(4)	(1)	—	(6)
Significant other observable inputs	87	200	123	65	51	82	608
Significant unobservable inputs	28	39	36	33	27	219	382
Total	129	229	154	94	77	301	984
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(217)	(5)	—	—	—	—	(222)
Significant unobservable inputs	2	2	—	—	—	—	4
Total	(215)	(3)	—	—	—	—	(218)
Total sources of fair value	$29	$339	$236	$112	$86	$294	$1,096

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2014 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended June 30, 2014
Fair value of contracts outstanding at March 31, 2014	$317	$411	$120	$848
Reclassification to realized at settlement of contracts	—	(22)	(59)	(81)
Net option premium purchases (issuances)	(66)	1	—	(65)
Changes in fair value excluding reclassification to realized	44	(197)	11	(142)
Fair value of contracts outstanding at June 30, 2014	295	193	72	560
Net margin cash collateral paid (received)				(134)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2014	$295	$193	$72	$426

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Six months ended June 30, 2014
Fair value of contracts outstanding at December 31, 2013	$301	$563	$46	$910
Reclassification to realized at settlement of contracts	36	97	(121)	12
Inception value of new contracts	(21)	—	—	(21)
Net option premium purchases (issuances)	(62)	2	—	(60)
Changes in fair value excluding reclassification to realized	41	(469)	147	(281)
Fair value of contracts outstanding at June 30, 2014	295	193	72	560
Net margin cash collateral paid (received)				(134)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2014	$295	$193	$72	$426

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2014	$—	$2	$2	$65	$62	$24	$65	$64	$24
June 30, 2015	$—	$1	$1	$29	$28	$20	$29	$27	$20
Average for the six months ended June 30, 2015	$—	$1	$1	$43	$37	$24	$43	$37	$24
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	June 30, 2015			December 31, 2014
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,825	$1,825	(a)	$1,965	$1,965	(a)
Other investments:
Debt securities	$137	$137	(a)	$124	$124	(a)
Primarily notes receivable	$524	$666	(b)	$525	$679	(b)
Long-term debt, including current maturities	$27,998	$29,490	(c)	$27,876	$30,337	(c)
Interest rate contracts - net unrealized losses	$(158)	$(158)	(d)	$(216)	$(216)	(d)
FPL:
Fixed income securities - special use funds	$1,405	$1,405	(a)	$1,568	$1,568	(a)
Long-term debt, including current maturities	$9,529	$10,576	(c)	$9,473	$11,105	(c)
————————————

(a)	Primarily estimated using quoted market prices for these or similar issues.

(b)	Primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

As of June 30, 2015, NEE had interest rate contracts with a notional amount of approximately $8.5 billion related to long-term debt issuances, of which $2.4 billion are fair value hedges at NEECH that effectively convert fixed-rate debt to a variable-rate debt instrument. The remaining $6.1 billion of notional amount of interest rate contracts relate to cash flow hedges to manage exposure to the variability of cash flows associated with variable-rate debt instruments, which primarily relate to NEER debt issuances. At June 30, 2015, the estimated fair value of NEE's fair value hedges and cash flow hedges was approximately $27 million and $(185) million, respectively. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $1,021 million ($510 million for FPL) at June 30, 2015.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,829 million and $2,634 million ($1,720 million and $1,561 million for FPL) at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $252 million ($149 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. As of June 30, 2015, approximately 93% of NEE’s and 99% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of June 30, 2015.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2014 Form 10-K except as follows:

NEP’s NET Midstream acquisition and other future acquisitions by NEP may not be completed and, even if completed, NEE may not realize the anticipated benefits of such acquisitions, which could materially adversely affect NEE’s business, financial condition, results of operations and prospects.

NEP’s acquisition of NET Midstream, a developer, owner and operator of seven long-term contracted natural gas pipelines in Texas, may not be completed on the terms or in the manner currently anticipated as a result of a number of factors, including, among other things, the failure to satisfy one or more of the conditions to closing. There can be no assurance that the conditions to closing of the NET Midstream acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the acquisition. In addition, the acquisition agreement may be terminated by the sellers or NEP for various reasons, including the failure to close by a specified date. Failure to complete the NET Midstream acquisition would prevent NEE from realizing the anticipated benefits of the acquisition.

In addition, even if NEP completes the NET Midstream acquisition, NEE may not realize the anticipated benefits from the acquisition. Although NEP has made a number of acquisitions of wind and solar generating projects, the NET Midstream acquisition will be the first third party acquisition by NEP and will be NEP’s first acquisition of natural gas pipeline assets.

In the future NEP may make additional acquisitions of assets which are inherently risky and NEE may not realize the anticipated benefits of the acquisitions, which could materially adversely affect NEE’s business, financial condition, results of operations and prospects.

The factors discussed above and in Part I, Item 1A. Risk Factors in the 2014 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered. The risks described above and in the 2014 Form 10-K are not the only risks facing NEE and FPL. Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NEE of its common stock during the three months ended June 30, 2015 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
4/1/15 - 4/30/15	—	$—	—	13,274,748
5/1/15 - 5/31/15	3,553	$102.14	—	13,274,748
6/1/15 - 6/30/15	506	$99.07	—	13,274,748
Total	4,059	$101.76	—
————————————

(a)
Includes: (1) in May 2015, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in June 2015, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP) to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 5. Other Information

(a)	None

(b)	None

(c)	Other events

(i)	Reference is made to Item 1. Business - Overview and Item 8. Financial Statements and Supplementary Data - Note 1 - Proposed Merger in the 2014 Form 10-K.

In June 2015, Hawaiian Electric Industries, Inc.’s (HEI’s) shareholders approved the proposed merger pursuant to which Hawaiian Electric Company, Inc., HEI's wholly-owned electric utility subsidiary, will become a wholly-owned subsidiary of NEE. Completion of the merger remains subject to the satisfaction of a number of conditions, including Hawaii Public Utilities Commission approval.

(ii)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL System Capability and Load in the 2014 Form 10-K.

In March 2015, FPL issued an RFP for additional power resources of approximately 1,620 MW beginning in June 2019. In July 2015, after completing the RFP process, FPL announced its self-build option, a new natural gas-fired combined-cycle unit in Okeechobee County, Florida with generating capacity of approximately 1,620 MW, was determined to be the best option for customers. In September 2015, FPL plans to file a petition for approval of this new unit with the FPSC and anticipates an FPSC decision in January 2016. This new unit will also be subject to approval by the Siting Board (comprised of the governor and cabinet) under the Florida Electrical Power Plant Siting Act.

(iii)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL Sources of Generation - Nuclear Operations in the 2014 Form 10-K.

The current operating licenses for FPL’s nuclear units at the Turkey Point site include, among other things, a requirement that the maximum allowed water temperature in the Turkey Point cooling canal system not exceed approximately 104 degrees. In the summer of 2014, numerous factors contributed to higher-than-normal temperatures in the cooling canal system, including high summer temperatures, lack of rainfall, reduced water levels and the existence of an algae bloom. To date this summer, similar factors continue to impact the water temperature in the cooling canal system and there remains a potential for higher temperatures in the cooling canal system to continue through the summer of 2015. Management is in the process of implementing a comprehensive plan to improve conditions in the cooling canal system and has contingency plans if water temperatures approach the maximum permitted level, including temporarily reducing power output at the nuclear units. However, if the water temperature exceeds the maximum permitted level, FPL will be required to commence shut down of the Turkey Point nuclear units within a certain timeframe until the water temperature returns to below the maximum permitted level, unless relief from the maximum temperature requirement is requested by FPL and granted by the NRC.

(iv)	Reference is made to Item 1. Business - NEE Environmental Matters - Waters of the U.S. in the 2014 Form 10-K.

In June 2015, the EPA issued a final rule redefining “waters of the U.S.” under the Clean Water Act to expand the definition of waters of the U.S. to encompass previously unregulated waters, such as intermittent streams, non-navigable tributaries, isolated wetlands and adjacent other waters. The final rule is not expected to have a material impact on NEE and FPL, but the ultimate impact will evolve over time through site specific studies, permit evaluations and negotiations as the rule is implemented. Numerous parties have challenged the final rule.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*3(i)	Restated Articles of Incorporation of NextEra Energy, Inc. (filed as Exhibit 3(i)(b) to Form 8-K dated May 21, 2015. File No. 1-8841)	x
*3(ii)	Amended and Restated Bylaws of NextEra Energy, Inc. effective May 22, 2015 (filed as Exhibit 3(ii) to Form 8-K dated May 21, 2015. File No. 1-8841)	x
*4(a)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated May 4, 2012, creating the Series E Debentures due June 1, 2017 (filed as Exhibit 4(c) to Form 8-K dated May 4, 2012, File No. 1-8841)
x
*4(b)
Letter, dated May 7, 2015, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series E Debentures due June 1, 2017, effective May 7, 2015 (filed as Exhibit 4(b) to Form 8-K dated May 7, 2015, File No. 1-8841)
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

Date: August 3, 2015

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