Form 10-Q
period 2015-09-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2015-10-30
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding as of September 30, 2015: 460,535,906

Number of shares of Florida Power & Light Company common stock, without par value, outstanding as of September 30, 2015, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC - equity	equity component of AFUDC
AOCI	accumulated other comprehensive income
Duane Arnold	Duane Arnold Energy Center
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly-owned NEECH subsidiary
FPL	Florida Power & Light Company
FPL FiberNet	fiber-optic telecommunications business
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	NextEra Energy Resources, LLC
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP
NET Midstream	NET Holdings Management, LLC
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
Office of Public Counsel	State of Florida Office of Public Counsel
OTC	over-the-counter
OTTI	other than temporary impairment
Point Beach	Point Beach Nuclear Power Plant
PTC	production tax credit
PV	photovoltaic
Recovery Act	American Recovery and Reinvestment Act of 2009, as amended
regulatory ROE	return on common equity as determined for regulatory purposes
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NEECH subsidiary has a 33% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
U.S.	United States of America

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

•
Acquisitions by NEP may not be completed and, even if completed, NEE may not realize the anticipated benefits of any acquisitions, which could materially adversely affect NEE’s business, financial condition, results of operations and prospects.

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) and in Part II, Item 1A. Risk Factors in NEE's and FPL's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (June 2015 Form 10-Q), and investors should refer to those sections of the 2014 Form 10-K and the June 2015 Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
OPERATING REVENUES	$4,954	$4,654	$13,417	$12,357
OPERATING EXPENSES
Fuel, purchased power and interchange	1,472	1,566	4,151	4,337
Other operations and maintenance	819	772	2,353	2,296
Merger-related	7	—	20	—
Depreciation and amortization	798	782	2,082	1,859
Taxes other than income taxes and other	377	371	1,054	1,012
Total operating expenses	3,473	3,491	9,660	9,504
OPERATING INCOME	1,481	1,163	3,757	2,853
OTHER INCOME (DEDUCTIONS)
Interest expense	(311)	(316)	(912)	(940)
Benefits associated with differential membership interests - net	40	23	151	146
Equity in earnings of equity method investees	51	38	87	60
Allowance for equity funds used during construction	20	7	48	28
Interest income	22	18	65	60
Gains on disposal of assets - net	15	12	42	89
Gain associated with Maine fossil	—	—	—	21
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(24)	(4)	(32)	(8)
Other - net	8	2	27	(1)
Total other deductions - net	(179)	(220)	(524)	(545)
INCOME BEFORE INCOME TAXES	1,302	943	3,233	2,308
INCOME TAXES	421	279	981	723
NET INCOME	881	664	2,252	1,585
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2)	(4)	(7)	(4)
NET INCOME ATTRIBUTABLE TO NEE	$879	$660	$2,245	$1,581
Earnings per share attributable to NEE
Basic	$1.94	$1.52	$5.02	$3.64
Assuming dilution	$1.93	$1.50	$4.97	$3.60
Dividends per share of common stock	$0.770	$0.725	$2.31	$2.175
Weighted-average number of common shares outstanding:
Basic	454.1	434.5	447.3	434.0
Assuming dilution	456.0	440.5	451.3	439.6

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET INCOME	$881	$664	$2,252	$1,585
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $55, $18, $55 and $36 tax benefit, respectively)	(97)	(33)	(107)	(64)
Reclassification from accumulated other comprehensive loss to net income (net of less than $1, $26, $16 and $32 tax expense, respectively)	11	45	50	56
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $30, $1, $26 tax benefit and $30 tax expense, respectively)	(38)	(12)	(33)	40
Reclassification from accumulated other comprehensive loss to net income (net of $7, $4, $16 and $23 tax benefit, respectively)	(8)	(6)	(21)	(35)
Defined benefit pension and other benefits plans (net of $10 tax benefit and $3 tax expense, respectively)	—	—	(16)	5
Net unrealized losses on foreign currency translation (net of $21, $3, $4 and $3 tax benefit, respectively)	(33)	(6)	(5)	(6)
Other comprehensive loss related to equity method investee (net of $2, $1 and $3 tax benefit, respectively)	(3)	—	(2)	(5)
Total other comprehensive loss, net of tax	(168)	(12)	(134)	(9)
COMPREHENSIVE INCOME	713	652	2,118	1,576
LESS COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	(4)	(1)	(4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$714	$648	$2,117	$1,572

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	September 30, 2015	December 31, 2014
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$70,756	$68,042
Nuclear fuel	2,231	2,006
Construction work in progress	6,218	3,591
Less accumulated depreciation and amortization	(19,370)	(17,934)
Total property, plant and equipment - net ($6,657 and $6,414 related to VIEs, respectively)	59,835	55,705
CURRENT ASSETS
Cash and cash equivalents	1,181	577
Customer receivables, net of allowances of $13 and $27, respectively	1,961	1,805
Other receivables	349	354
Materials, supplies and fossil fuel inventory	1,344	1,292
Regulatory assets:
Deferred clause and franchise expenses	135	268
Derivatives	212	364
Other	209	116
Derivatives	654	990
Deferred income taxes	10	739
Other	602	439
Total current assets	6,657	6,944
OTHER ASSETS
Special use funds	5,024	5,166
Other investments	1,781	1,399
Prepaid benefit costs	1,303	1,244
Regulatory assets:
Purchased power agreement termination	749	—
Securitized storm-recovery costs ($138 and $180 related to a VIE, respectively)	225	294
Other	752	657
Derivatives	1,304	1,009
Other	2,333	2,511
Total other assets	13,471	12,280
TOTAL ASSETS	$79,963	$74,929
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 461 and 443, respectively)	$5	$4
Additional paid-in capital	8,494	7,179
Retained earnings	13,987	12,773
Accumulated other comprehensive loss	(168)	(40)
Total common shareholders' equity	22,318	19,916
Noncontrolling interests	508	252
Total equity	22,826	20,168
Long-term debt ($1,197 and $1,077 related to VIEs, respectively)	25,604	24,367
Total capitalization	48,430	44,535
CURRENT LIABILITIES
Commercial paper	1,026	1,142
Notes payable	1,137	—
Current maturities of long-term debt	2,497	3,515
Accounts payable	1,870	1,354
Customer deposits	468	462
Accrued interest and taxes	883	474
Derivatives	734	1,289
Accrued construction-related expenditures	929	676
Other	827	751
Total current liabilities	10,371	9,663
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,101	1,986
Deferred income taxes	9,567	9,261
Regulatory liabilities:
Accrued asset removal costs	2,005	1,904
Asset retirement obligation regulatory expense difference	2,131	2,257
Other	502	476
Derivatives	609	466
Deferral related to differential membership interests - VIEs	2,537	2,704
Other	1,710	1,677
Total other liabilities and deferred credits	21,162	20,731
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$79,963	$74,929
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,252	$1,585
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,082	1,859
Nuclear fuel and other amortization	280	259
Unrealized losses (gains) on marked to market energy contracts	(393)	281
Deferred income taxes	848	716
Cost recovery clauses and franchise fees	114	(93)
Purchased power agreement termination	(521)	—
Benefits associated with differential membership interests - net	(151)	(146)
Allowance for equity funds used during construction	(48)	(28)
Gains on disposal of assets - net	(39)	(89)
Gain associated with Maine fossil	—	(21)
Other - net	133	259
Changes in operating assets and liabilities:
Customer and other receivables	(123)	(263)
Materials, supplies and fossil fuel inventory	(52)	(112)
Other current assets	(56)	(65)
Other assets	(28)	(182)
Accounts payable and customer deposits	(131)	147
Margin cash collateral	(79)	(321)
Income taxes	45	(30)
Interest and other taxes	386	378
Other current liabilities	83	(149)
Other liabilities	(89)	(17)
Net cash provided by operating activities	4,513	3,968
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,440)	(2,235)
Independent power and other investments of NEER	(2,693)	(2,471)
Cash grants under the American Recovery and Reinvestment Act of 2009	6	321
Nuclear fuel purchases	(310)	(237)
Other capital expenditures and other investments	(233)	(115)
Sale of independent power and other investments of NEER	34	307
Proceeds from sale or maturity of securities in special use funds and other investments	3,751	3,579
Purchases of securities in special use funds and other investments	(3,872)	(3,701)
Proceeds from the sale of a noncontrolling interest in subsidiaries	319	438
Other - net	(39)	36
Net cash used in investing activities	(5,477)	(4,078)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	3,462	4,244
Retirements of long-term debt	(3,097)	(3,688)
Proceeds from notes payable	1,450	501
Repayments of notes payable	(313)	—
Net change in commercial paper	(116)	(6)
Issuances of common stock - net	1,274	57
Dividends on common stock	(1,031)	(945)
Other - net	(61)	(6)
Net cash provided by financing activities	1,568	157
Net increase in cash and cash equivalents	604	47
Cash and cash equivalents at beginning of period	577	438
Cash and cash equivalents at end of period	$1,181	$485
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,840	$1,163
Decrease (increase) in property, plant and equipment as a result of a settlement	$(5)	$113

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2014	443	$4	$7,193	$(14)	$(40)	$12,773	$19,916	$252	$20,168
Net income	—	—	—	—	—	2,245	2,245	7
Issuances of common stock, net of issuance cost of less than $1	17	1	1,289	3	—	—	1,293	—
Exercise of stock options and other incentive plan activity	1	—	58	—	—	—	58	—
Dividends on common stock	—	—	—	—	—	(1,031)	(1,031)	—
Earned compensation under ESOP	—	—	31	5	—	—	36	—
Premium on equity units	—	—	(80)	—	—	—	(80)	—
Other comprehensive loss	—	—	—	—	(128)	—	(128)	(6)
Issuance costs of equity units	—	—	(25)	—	—	—	(25)	—
Sale of NEER assets to NEP	—	—	34	—	—	—	34	261
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13)
Other changes in noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	7
Balances, September 30, 2015	461	$5	$8,500	$(6)	$(168)	$13,987	$22,318	$508	$22,826

	Common Stock		Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2013	435	$4	$6,437	$(26)	$56	$11,569	$18,040	$—	$18,040
Net income	—	—	—	—	—	1,581	1,581	4
Issuances of common stock, net of issuance cost of less than $1	—	—	39	3	—	—	42	—
Exercise of stock options and other incentive plan activity	1	—	66	—	—	—	66	—
Dividends on common stock	—	—	—	—	—	(945)	(945)	—
Earned compensation under ESOP	—	—	31	5	—	—	36	—
Other comprehensive loss	—	—	—	—	(9)	—	(9)	—
NEP acquisition of limited partnership interest in NEP OpCo	—	—	—	—	—	—	—	232
Other changes in noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	98
Other	—	—	—	—	—	(1)	(1)	—
Balances, September 30, 2014	436	$4	$6,573	$(18)	$47	$12,204	$18,810	$334	$19,144

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
OPERATING REVENUES	$3,274	$3,315	$8,812	$8,739
OPERATING EXPENSES
Fuel, purchased power and interchange	1,195	1,255	3,298	3,367
Other operations and maintenance	410	414	1,147	1,186
Depreciation and amortization	485	489	1,154	1,046
Taxes other than income taxes and other	329	323	910	892
Total operating expenses	2,419	2,481	6,509	6,491
OPERATING INCOME	855	834	2,303	2,248
OTHER INCOME (DEDUCTIONS)
Interest expense	(110)	(112)	(337)	(325)
Allowance for equity funds used during construction	20	7	46	27
Other - net	(2)	—	(1)	1
Total other deductions - net	(92)	(105)	(292)	(297)
INCOME BEFORE INCOME TAXES	763	729	2,011	1,951
INCOME TAXES	274	267	728	720
NET INCOME(a)	$489	$462	$1,283	$1,231
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	September 30, 2015	December 31, 2014
ELECTRIC UTILITY PLANT
Plant in service and other property	$40,217	$39,027
Nuclear fuel	1,352	1,217
Construction work in progress	2,685	1,694
Less accumulated depreciation and amortization	(11,734)	(11,282)
Total electric utility plant - net	32,520	30,656
CURRENT ASSETS
Cash and cash equivalents	30	14
Customer receivables, net of allowances of $6 and $5, respectively	1,027	773
Other receivables	112	136
Materials, supplies and fossil fuel inventory	887	848
Regulatory assets:
Deferred clause and franchise expenses	135	268
Derivatives	212	364
Other	208	111
Other	199	120
Total current assets	2,810	2,634
OTHER ASSETS
Special use funds	3,435	3,524
Prepaid benefit costs	1,230	1,189
Regulatory assets:
Purchased power agreement termination	749	—
Securitized storm-recovery costs ($138 and $180 related to a VIE, respectively)	225	294
Other	584	468
Other	349	542
Total other assets	6,572	6,017
TOTAL ASSETS	$41,902	$39,307
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	7,732	6,279
Retained earnings	6,783	5,499
Total common shareholder's equity	15,888	13,151
Long-term debt ($210 and $273 related to a VIE, respectively)	9,037	9,413
Total capitalization	24,925	22,564
CURRENT LIABILITIES
Commercial paper	246	1,142
Current maturities of long-term debt	62	60
Accounts payable	719	647
Customer deposits	464	458
Accrued interest and taxes	975	245
Derivatives	216	370
Accrued construction-related expenditures	183	233
Other	350	331
Total current liabilities	3,215	3,486
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,415	1,355
Deferred income taxes	7,276	6,835
Regulatory liabilities:
Accrued asset removal costs	1,996	1,898
Asset retirement obligation regulatory expense difference	2,131	2,257
Other	502	476
Other	442	436
Total other liabilities and deferred credits	13,762	13,257
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$41,902	$39,307

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,283	$1,231
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,154	1,046
Nuclear fuel and other amortization	160	149
Deferred income taxes	107	249
Cost recovery clauses and franchise fees	114	(93)
Purchased power agreement termination	(521)	—
Allowance for equity funds used during construction	(46)	(27)
Other - net	54	114
Changes in operating assets and liabilities:
Customer and other receivables	(250)	(288)
Materials, supplies and fossil fuel inventory	(39)	(92)
Other current assets	(49)	(33)
Other assets	(41)	(92)
Accounts payable and customer deposits	32	90
Income taxes	366	391
Interest and other taxes	357	343
Other current liabilities	28	(92)
Other liabilities	(41)	(27)
Net cash provided by operating activities	2,668	2,869
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,440)	(2,235)
Nuclear fuel purchases	(178)	(129)
Proceeds from sale or maturity of securities in special use funds	3,099	2,530
Purchases of securities in special use funds	(3,149)	(2,578)
Other - net	(86)	36
Net cash used in investing activities	(2,754)	(2,376)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	85	998
Retirements of long-term debt	(550)	(355)
Net change in commercial paper	(896)	76
Capital contribution from NEE	1,454	100
Dividends to NEE	—	(1,300)
Other - net	9	(2)
Net cash provided by (used in) financing activities	102	(483)
Net increase in cash and cash equivalents	16	10
Cash and cash equivalents at beginning of period	14	19
Cash and cash equivalents at end of period	$30	$29
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$355	$354

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

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(millions)
Service cost	$18	$15	$1	$—	$54	$47	$2	$2
Interest cost	24	25	3	4	73	76	10	12
Expected return on plan assets	(63)	(60)	—	—	(190)	(180)	(1)	(1)
Amortization of prior service cost (benefit)	—	3	(1)	(1)	1	4	(2)	(2)
Amortization of losses	—	—	1	—	—	—	2	—
Net periodic benefit (income) cost at NEE	$(21)	$(17)	$4	$3	$(62)	$(53)	$11	$11
Net periodic benefit (income) cost at FPL	$(13)	$(11)	$3	$2	$(40)	$(34)	$8	$8

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

While most of NEE's derivatives are entered into for the purpose of managing commodity price risk, optimizing the value of NEER's power generation and gas infrastructure assets, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and managing foreign currency risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable. For interest rate and foreign currency derivative instruments, generally NEE assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of OCI and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period. At September 30, 2015, NEE's AOCI included amounts related to interest rate cash flow hedges with expiration dates through October 2036 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $58 million of net losses included in AOCI at September 30, 2015 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in interest rates, currency exchange rates or scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at September 30, 2015 and December 31, 2014, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 3 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	September 30, 2015
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$—	$—	$5,710	$4,348	$1,903	$866
Interest rate contracts	53	223	—	115	55	340
Foreign currency swaps	—	137	—	—	—	137
Total fair values	$53	$360	$5,710	$4,463	$1,958	$1,343

FPL:
Commodity contracts	$—	$—	$6	$236	$5	$235

Net fair value by NEE balance sheet line item:
Current derivative assets(a)					$654
Noncurrent derivative assets(b)					1,304
Current derivative liabilities(c)						$734
Noncurrent derivative liabilities(d)						609
Total derivatives					$1,958	$1,343

Net fair value by FPL balance sheet line item:
Current other assets					$4
Noncurrent other assets					1
Current derivative liabilities						$216
Noncurrent other liabilities						19
Total derivatives					$5	$235
______________________

(a)	Reflects the netting of approximately $231 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $173 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $65 million in margin cash collateral paid to counterparties.

(d)	Reflects the netting of approximately $14 million in margin cash collateral paid to counterparties.

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

At September 30, 2015 and December 31, 2014, NEE had approximately $36 million and $60 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at September 30, 2015 and December 31, 2014, NEE had approximately $238 million and $122 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's cash flow hedges are recorded in NEE's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended September 30,
	2015					2014
	Interest Rate Contracts		Foreign Currency Swaps		Total	Interest Rate Contracts		Foreign Currency Swaps		Total
	(millions)
Losses recognized in OCI	$(151)		$(1)		$(152)	$(6)		$(45)		$(51)
Gains (losses) reclassified from AOCI to net income	$(18)	(a)	$7	(b)	$(11)	$(20)	(a)	$(51)	(b)	$(71)
————————————

(a)	Included in interest expense.

(b)	For 2015 and 2014, losses of approximately $3 million are included in interest expense and the balances are included in other - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended September 30,
	2015					2014
	Interest Rate Contracts		Foreign Currency Swaps		Total	Interest Rate Contracts		Foreign Currency Swaps		Total
	(millions)
Losses recognized in OCI	$(146)		$(16)		$(162)	$(70)		$(30)		$(100)
Losses reclassified from AOCI to net income	$(56)	(a)	$(10)	(b)	$(66)	$(62)	(a)	$(26)	(b)	$(88)
————————————

(a)	Included in interest expense.

(b)	For 2015 and 2014, losses of approximately $9 million and $5 million, respectively, are included in interest expense and the balances are included in other - net.

For the three months ended September 30, 2015 and 2014, NEE recorded a gain of approximately $26 million and a loss of $22 million, respectively, on fair value hedges which resulted in a corresponding increase and decrease, respectively, in the related debt. For the nine months ended September 30, 2015 and 2014, NEE recorded a gain of approximately $23 million and a loss of $3 million, respectively, on fair value hedges which resulted in a corresponding increase and decrease, respectively, in the related debt.

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions)
Commodity contracts:(a)
Operating revenues	$397	$46	$812	$(379)
Fuel, purchased power and interchange	3	—	5	(4)
Foreign currency swap - other - net	—	—	—	(1)
Interest rate contracts - interest expense	(12)	(16)	(1)	(51)
Total	$388	$30	$816	$(435)
————————————

(a)
For the three and nine months ended September 30, 2015, FPL recorded losses of approximately $141 million and $204 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets. For the three and nine months ended September 30, 2014, FPL recorded approximately $113 million of losses and $34 million of gains, respectively, related to commodity contracts as regulatory assets and regulatory liabilities, respectively, on its condensed consolidated balance sheets.

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

	September 30, 2015				December 31, 2014
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(136)	MWh	—		(73)	MWh	—
Natural gas	1,363	MMBtu	887	MMBtu	1,436	MMBtu	845	MMBtu
Oil	(9)	barrels	—		(11)	barrels	—

At September 30, 2015 and December 31, 2014, NEE had interest rate contracts with notional amounts totaling approximately $8.1 billion and $7.4 billion, respectively, and foreign currency swaps with notional amounts totaling approximately $702 million and $661 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

financial ratios, as well as credit-related cross-default and material adverse change triggers. At September 30, 2015 and December 31, 2014, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $2.1 billion ($173 million for FPL) and $2.7 billion ($369 million for FPL), respectively.

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $250 million ($30 million at FPL) as of September 30, 2015 and $700 million ($130 million at FPL) as of December 31, 2014. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.3 billion ($0.6 billion at FPL) and $2.8 billion ($0.7 billion at FPL) as of September 30, 2015 and December 31, 2014, respectively. Some contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $720 million ($160 million at FPL) and $850 million ($200 million at FPL) as of September 30, 2015 and December 31, 2014, respectively.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At September 30, 2015, applicable NEE subsidiaries have posted approximately $157 million (none at FPL) in cash which could be applied toward the collateral requirements described above. In addition, at September 30, 2015 and December 31, 2014, applicable NEE subsidiaries have posted approximately $18 million (none at FPL) and $236 million (none at FPL), respectively, in the form of letters of credit which could be applied toward the collateral requirements described above. FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Cash Equivalents - Cash equivalents, which are included in cash and cash equivalents and, for restricted cash, other current assets and other noncurrent assets on the condensed consolidated balance sheets, consist of short-term, highly liquid investments with original maturities of three months or less. NEE primarily holds investments in money market funds. The fair value of these funds is calculated using current market prices.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2015
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:(b)
NEE - equity securities	$234	$—		$—		$234
FPL - equity securities	$48	$—		$—		$48
Special use funds:(c)
NEE:
Equity securities	$1,185	$1,346	(d)	$—		$2,531
U.S. Government and municipal bonds	$425	$204		$—		$629
Corporate debt securities	$—	$775		$—		$775
Mortgage-backed securities	$—	$369		$—		$369
Other debt securities	$18	$43		$—		$61
FPL:
Equity securities	$332	$1,176	(d)	$—		$1,508
U.S. Government and municipal bonds	$333	$170		$—		$503
Corporate debt securities	$—	$562		$—		$562
Mortgage-backed securities	$—	$295		$—		$295
Other debt securities	$17	$36		$—		$53
Other investments:
NEE:
Equity securities	$38	$—		$—		$38
Debt securities	$15	$169		$—		$184
Derivatives:
NEE:
Commodity contracts	$1,446	$3,094		$1,170	$(3,807)	$1,903	(e)
Interest rate contracts	$—	$53		$—	$2	$55	(e)
FPL - commodity contracts	$—	$1		$5	$(1)	$5	(e)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,421	$2,418		$509	$(3,482)	$866	(e)
Interest rate contracts	$—	$223		$115	$2	$340	(e)
Foreign currency swaps	$—	$137		$—	$—	$137	(e)
FPL - commodity contracts	$—	$233		$3	$(1)	$235	(e)
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

(b)
Includes restricted cash of approximately $60 million and $3 million ($48 million and none for FPL) in other current assets and other noncurrent assets, respectively, on the condensed consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at the Carrying Amount below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	See Note 2 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at September 30, 2015 are as follows:

Transaction Type	Fair Value at September 30, 2015		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$640	$218	Discounted cash flow	Forward price (per MWh)	$7	—	$125
Forward contracts - gas	16	23	Discounted cash flow	Forward price (per MMBtu)	$1	—	$6
Forward contracts - other commodity related	12	1	Discounted cash flow	Forward price (various)	$(29)	—	$59
Options - power	84	71	Option models	Implied correlations	(4)%	—	99%
				Implied volatilities	1%	—	133%
Options - primarily gas	95	166	Option models	Implied correlations	(4)%	—	99%
				Implied volatilities	1%	—	117%
Full requirements and unit contingent contracts	323	30	Discounted cash flow	Forward price (per MWh)	$(20)	—	$156
				Customer migration rate(a)	—%	—	20%
Total	$1,170	$509
——————————

(a)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
————————————
(a)  Assumes the contract is in a gain position.

In addition, the fair value measurement of interest rate swap liabilities related to the solar projects in Spain of approximately $115 million at September 30, 2015 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the swap agreements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The reconciliation of changes in fair value that are based on significant unobservable inputs is as follows:

	Three Months Ended September 30,
	2015		2014
	NEE	FPL	NEE	FPL
	(millions)
Fair value based on significant unobservable inputs at June 30	$544	$4	$354	$3
Realized and unrealized gains (losses):
Included in earnings(a)	115	—	22	—
Included in other comprehensive income	—	—	11	—
Included in regulatory assets and liabilities	(1)	(1)	1	1
Purchases	42	—	209	197	(b)
Settlements	(109)	(1)	(36)	—
Issuances	(32)	—	(9)	—
Transfers in(c)	3	—	—	—
Transfers out(c)	(16)	—	(136)	—
Fair value based on significant unobservable inputs at September 30	$546	$2	$416	$201
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(d)	$107	$—	$(63)	$—
————————————

(a)
For the three months ended September 30, 2015 and 2014, realized and unrealized gains of approximately $131 million and $42 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is primarily reflected in interest expense.

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

(d)
For the three months ended September 30, 2015 and 2014, unrealized gains (losses) of approximately $123 million and $(43) million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is primarily reflected in interest expense.

	Nine Months Ended September 30,
	2015		2014
	NEE	FPL	NEE	FPL
	(millions)
Fair value based on significant unobservable inputs at December 31	$622	$5	$622	$—
Realized and unrealized gains (losses):
Included in earnings(a)	369	—	(474)	—
Included in other comprehensive income	8	—	11	—
Included in regulatory assets and liabilities	3	3	6	6
Purchases	125	—	223	197
Settlements	(376)	(6)	268	(2)
Issuances	(164)	—	(103)	—
Transfers in(b)	(15)	—	16	—
Transfers out(b)	(26)	—	(153)	—
Fair value based on significant unobservable inputs at September 30	$546	$2	$416	$201
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$260	$—	$(168)	$—
————————————

(a)
For the nine months ended September 30, 2015, realized and unrealized gains (losses) of approximately $379 million are reflected in the condensed consolidated statements of income in operating revenues, $(11) million in interest expense and the balance is reflected in fuel, purchased power and interchange. For the nine months ended September 30, 2014, realized and unrealized losses of approximately $410 million are reflected in the condensed consolidated statements of income in operating revenues, $61 million in interest expense and the balance is reflected in fuel, purchased power and interchange.

(b)
Transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the nine months ended September 30, 2015 and 2014, unrealized gains (losses) of approximately $271 million and $(107) million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is primarily reflected in interest expense.

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

Fair Value of Financial Instruments Recorded at the Carrying Amount - The carrying amounts of cash equivalents, commercial paper and notes payable approximate their fair values. The carrying amounts and estimated fair values of other financial instruments, excluding those recorded at fair value and disclosed above in Recurring Fair Value Measurements, are as follows:

	September 30, 2015			December 31, 2014
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$659	$659		$567	$567
Other investments - primarily notes receivable	$524	$662	(b)	$525	$679	(b)
Long-term debt, including current maturities	$28,096	$29,545	(c)	$27,876	$30,337	(c)
FPL:
Special use funds(a)	$514	$514		$395	$395
Long-term debt, including current maturities	$9,099	$10,248	(c)	$9,473	$11,105	(c)
————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

(b)
Primarily classified as held to maturity. Fair values are primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3). Notes receivable bear interest primarily at fixed rates and mature by 2029. Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement. The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit ratings and market-related information. As of September 30, 2015 and December 31, 2014, NEE had no notes receivable reported in non-accrual status.

(c)
As of September 30, 2015 and December 31, 2014, for NEE, $18,064 million and $19,973 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3). For FPL, estimated using quoted market prices for the same or similar issues (Level 2).

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of FPL's storm fund assets of approximately $75 million at both September 30, 2015 and December 31, 2014 and NEE's nuclear decommissioning fund assets of $4,949 million and $5,091 million at September 30, 2015 and December 31, 2014, respectively ($3,360 million and $3,449 million, respectively, for FPL). The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value. The amortized cost of debt and equity securities is approximately $1,848 million and $1,440 million, respectively, at September 30, 2015 and $1,906 million and $1,366 million, respectively, at December 31, 2014 ($1,426 million and $704 million, respectively, at September 30, 2015 and $1,519 million and $664 million, respectively, at December 31, 2014 for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts. For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in other - net in NEE's condensed consolidated statements of income. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at September 30, 2015 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at September 30, 2015 of approximately three years. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(millions)
Realized gains	$35	$34	$11	$19	$126	$182	$56	$107
Realized losses	$21	$19	$11	$16	$53	$99	$26	$85
Proceeds from sale or maturity of securities	$712	$879	$556	$731	$3,642	$3,093	$3,094	$2,530

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(millions)
Equity securities	$1,073	$1,267	$786	$896
Debt securities	$26	$66	$21	$54

The unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(millions)
Unrealized losses(a)	$40	$7	$34	$5
Fair value	$661	$542	$516	$434
————————————

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at September 30, 2015 and December 31, 2014 were not material to NEE or FPL.

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

4.  Income Taxes

NEE's effective income tax rates for the three months ended September 30, 2015 and 2014 were approximately 32% and 30%, respectively. The rates for both periods reflect the benefit of PTCs of approximately $29 million and $34 million, respectively, related to NEER's wind projects, as well as ITCs and deferred income tax benefits associated with grants under the Recovery Act (convertible ITCs) totaling approximately $16 million and $37 million, respectively, related to solar and certain wind projects at NEER.

NEE's effective income tax rates for the nine months ended September 30, 2015 and 2014 were approximately 30% and 31%, respectively. The rates for both periods reflect the benefit of PTCs of approximately $105 million and $132 million, respectively, related to NEER's wind projects, as well as ITCs and deferred income tax benefits associated with convertible ITCs totaling approximately $67 million and $69 million, respectively, related to solar and certain wind projects at NEER, including, in 2015, the effect of a state income tax law change that extends the ITC carryforward period for certain wind projects. In addition, the rate for the nine months ended September 30, 2014 reflects a noncash income tax charge of approximately $45 million associated with structuring Canadian assets in connection with the creation of NEP.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5.  Variable Interest Entities (VIEs)

As of September 30, 2015, NEE has twenty VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly-owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $224 million and $279 million at September 30, 2015 and December 31, 2014, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's condensed consolidated balance sheets. The liabilities of the VIE were approximately $275 million and $338 million at September 30, 2015 and December 31, 2014, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's condensed consolidated balance sheets.

FPL entered into a purchased power agreement effective in 1995 with a 330 MW coal-fired facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. The facility is considered a VIE because FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per MWh (energy payment). Since FPL does not control the most significant activities of the facility, including operations and maintenance, FPL is not the primary beneficiary and does not consolidate this VIE. The energy payments paid by FPL will fluctuate as coal prices change. This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are recovered through the fuel clause as approved by the FPSC.

NEER - NEE consolidates nineteen NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, as well as construction, and through its equity ownership has the obligation to absorb expected losses of these VIEs.

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generating facilities with the capability of producing 110 MW. This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. This VIE uses third-party debt and equity to finance its operations. The debt is secured by liens against the generating facilities and the other assets of these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of the VIE were approximately $91 million and $52 million, respectively, at September 30, 2015 and $85 million and $55 million, respectively, at December 31, 2014, and consisted primarily of property, plant and equipment and long-term debt.

Two indirect subsidiaries of NEER each contributed, to a NEP subsidiary, an approximately 50% ownership interest in three entities which own solar PV facilities that, upon completion of construction, are expected to have a total generating capacity of 277 MW, of which approximately 95 MW have been placed in service as of September 30, 2015. Each of the two indirect subsidiaries of NEER is considered a VIE since it has insufficient equity at risk, and is consolidated by NEER. The VIEs use third-party debt and equity to finance a portion of development and construction activities and require subordinated financing from NEER to complete the facility under construction. These VIEs will sell their electric output under power sales contracts to third parties with expiration dates in 2035 and 2036. The debt balances are secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NEER. The assets and liabilities of these VIEs were approximately $507 million and $477 million, respectively, at September 30, 2015, and consisted primarily of property, plant and equipment and long-term debt.

The other sixteen NEER VIEs consolidate several entities which own and operate wind electric generating facilities with the capability of producing a total of 4,490 MW. These VIEs sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2018 through 2039 or in the spot market. The VIEs use third-party debt and/or equity to finance their operations. Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generating facilities, including certain tax attributes. The debt is secured

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

by liens against the generating facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $6.4 billion and $3.7 billion, respectively, at September 30, 2015 and $6.6 billion and $4.1 billion, respectively, at December 31, 2014. At September 30, 2015 and December 31, 2014, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of September 30, 2015 and December 31, 2014, several NEE subsidiaries have investments totaling approximately $612 million ($502 million at FPL) and $716 million ($606 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities. These investments are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. As of September 30, 2015, NEE subsidiaries, including FPL, are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

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

6.  Common Shareholders' Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions, except per share amounts)
Numerator - net income attributable to NEE	$879	$660	$2,245	$1,581
Denominator:
Weighted-average number of common shares outstanding - basic	454.1	434.5	447.3	434.0
Equity units, performance share awards, options, forward sale agreement and restricted stock(a)	1.9	6.0	4.0	5.6
Weighted-average number of common shares outstanding - assuming dilution	456.0	440.5	451.3	439.6
Earnings per share attributable to NEE:
Basic	$1.94	$1.52	$5.02	$3.64
Assuming dilution	$1.93	$1.50	$4.97	$3.60
————————————

(a)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and performance shares awards and restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 8.1 million and 5.4 million for the three months ended September 30, 2015 and 2014, respectively, and 4.6 million and 1.9 million for the nine months ended September 30, 2015 and 2014, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended September 30, 2015
Balances, June 30, 2015	$(128)		$210		$(36)	$(27)	$(23)	$(4)
Other comprehensive loss before reclassifications	(97)		(38)		—	(33)	(3)	(171)
Amounts reclassified from AOCI	11	(a)	(8)	(b)	—	—	—	3
Net other comprehensive loss	(86)		(46)		—	(33)	(3)	(168)
Less other comprehensive loss attributable to noncontrolling interests	2		—		—	2	—	4
Balances, September 30, 2015	$(212)		$164		$(36)	$(58)	$(26)	$(168)
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended September 30, 2014
Balances, June 30, 2014	$(135)		$220		$28	$(33)	$(21)	$59
Other comprehensive loss before reclassifications	(33)		(12)		—	(6)	—	(51)
Amounts reclassified from AOCI	45	(a)	(6)	(b)	—	—	—	39
Net other comprehensive income (loss)	12		(18)		—	(6)	—	(12)
Balances, September 30, 2014	$(123)		$202		$28	$(39)	$(21)	$47
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Nine Months Ended September 30, 2015
Balances, December 31, 2014	$(156)		$218		$(20)	$(58)	$(24)	$(40)
Other comprehensive loss before reclassifications	(107)		(33)		(16)	(5)	(2)	(163)
Amounts reclassified from AOCI	50	(a)	(21)	(b)	—	—	—	29
Net other comprehensive loss	(57)		(54)		(16)	(5)	(2)	(134)
Less other comprehensive loss attributable to noncontrolling interests	1		—		—	5	—	6
Balances, September 30, 2015	$(212)		$164		$(36)	$(58)	$(26)	$(168)
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Nine Months Ended September 30, 2014
Balances, December 31, 2013	$(115)		$197		$23	$(33)	$(16)	$56
Other comprehensive income (loss) before reclassifications	(64)		40		4	(6)	(5)	(31)
Amounts reclassified from AOCI	56	(a)	(35)	(b)	1	—	—	22
Net other comprehensive income (loss)	(8)		5		5	(6)	(5)	(9)
Balances, September 30, 2014	$(123)		$202		$28	$(39)	$(21)	$47
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

7.  Debt

Long-term debt issuances and borrowings by subsidiaries of NEE during the nine months ended September 30, 2015 were as follows:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)
February - September 2015	NEER subsidiary	Canadian revolving credit agreements	Variable	(a)	$408	Various
January - February 2015	NEP subsidiary	Senior secured revolving credit facility	Variable	(a)	$122	2019
February - September 2015	NEER subsidiary	Limited-recourse construction and term loan facility	Variable	(a)(b)	$204	2035
February 2015	NEER subsidiary	Cash grant bridge loan facility	Variable	(a)	$29	2017
April 2015	NEER subsidiary	Canadian senior secured limited-recourse term loan	Variable	(a)	$324	2033
April 2015	NEER subsidiary	Canadian senior secured limited-recourse term loan	Variable	(a)	$228	2033
April 2015	NEECH	Term loans	Variable	(a)	$450	2016
May - September 2015	NEER subsidiary	Limited-recourse construction and term loan facility	Variable	(a)(b)	$361	2035
June 2015	FPL	Industrial development revenue bonds	Variable	(c)	$85	2045
June 2015	NEP subsidiary	Limited-recourse term loan	4.52%		$31	2033
July 2015	NEECH	Term loan	Variable	(a)	$100	2018
July 2015	NEP subsidiary	Senior secured limited-recourse term loan	(d)		$81	2026
August 2015	NEECH	Debentures	2.80%		$300	2020
September 2015	NEECH	Debentures related to NEE's equity units	2.36%		$700	2020
September 2015	NEER subsidiary	Senior secured limited-recourse term loan	Variable	(a)(b)	$40	2033
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	Interest rate swap agreements have been entered into with respect to these issuances. See Note 2.

(c)
These tax exempt bonds permit individual bond holders to tender the bonds for purchase at any time prior to maturity. In the event the bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL would be required to purchase the bonds. As of September 30, 2015, all bonds tendered for purchase have been successfully remarketed. In the event the bonds are tendered by individual bond holders and not remarketed prior to maturity, FPL's bank revolving line of credit facilities are available to support the purchase of the bonds.

(d)	Approximately $54 million of the borrowings bear interest at a variable rate based on an underlying index plus a margin and the remaining amount of borrowings bear interest at a fixed rate of 4.38%.

In May 2015, NEECH completed a remarketing of $600 million aggregate principal amount of its Series E Debentures due June 1, 2017 (Debentures) that were issued in May 2012 as components of equity units issued concurrently by NEE (May 2012 equity units). The Debentures are fully and unconditionally guaranteed by NEE. In connection with the remarketing of the Debentures, the interest rate on the Debentures was reset to 1.586% per year, and interest is payable on June 1 and December 1 of each year, commencing June 1, 2015. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the May 2012 equity units, on June 1, 2015, NEE issued 7,860,000 shares of common stock in exchange for $600 million.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In August 2015, NEECH completed a remarketing of approximately $650 million aggregate principal amount of its Series F Debentures due September 1, 2017. The Series F Debentures are fully and unconditionally guaranteed by NEE. These remarketed debentures were issued in September 2012 as components of equity units issued by NEE (September 2012 equity units). In connection with the remarketing of the debentures, the interest rate on all of the Series F Debentures was reset to 2.056% per year and interest is payable on March 1 and September 1 of each year, commencing September 1, 2015. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the September 2012 equity units, in the third quarter of 2015, NEE issued a total of 8,173,099 shares of common stock in exchange for $650 million.

In September 2015, NEE sold $700 million of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series H Debenture due September 1, 2020 issued in the principal amount of $1,000 by NEECH (see table above). Each stock purchase contract requires the holder to purchase by no later than September 1, 2018 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $95.35 to $114.42. If purchased on the final settlement date, as of September 30, 2015, the number of shares issued would (subject to antidilution adjustments) range from 0.5244 shares if the applicable market value of a share of common stock is less than or equal to $95.35 to 0.4370 shares if the applicable market value of a share is equal to or greater than $114.42, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 29, 2018. Total annual distributions on the equity units will be at the rate of 6.371%, consisting of interest on the debentures (2.36% per year) and payments under the stock purchase contracts (4.011% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2018. A holder of the equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

In September 2015, through a tender offer, FPL purchased and canceled an aggregate of approximately $400 million of several series of its first mortgage bonds with interest rates ranging from 5.40% to 6.20% and maturity dates ranging from 2033 through 2037.

In October 2015, a NEP subsidiary entered into and borrowed $600 million under several variable rate senior secured term loan agreements maturing in 2018. The borrowings are guaranteed by NEP and NEP OpCo and are not guaranteed by NEE.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At September 30, 2015, estimated capital expenditures for the remainder of 2015 through 2019 for which applicable internal approvals (and also FPSC approvals for FPL, if required) have been received were as follows:

	Remainder of 2015	2016	2017	2018	2019	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$150	$865	$45	$—	$—	$1,060
Existing	375	585	660	535	470	2,625
Transmission and distribution	510	1,960	1,755	1,625	1,680	7,530
Nuclear fuel	20	220	125	150	175	690
General and other	130	215	215	160	130	850
Total	$1,185	$3,845	$2,800	$2,470	$2,455	$12,755
NEER:
Wind(d)	$235	$1,185	$65	$15	$10	$1,510
Solar(e)	780	1,100	—	—	—	1,880
Nuclear, including nuclear fuel	90	300	240	260	310	1,200
Other	105	70	45	100	45	365
Total	$1,210	$2,655	$350	$375	$365	$4,955
Corporate and Other(f)	$155	$1,215	$915	$505	$160	$2,950
————————————

(a)	Includes AFUDC of approximately $28 million, $79 million and $13 million for the remainder of 2015 through 2017, respectively.

(b)	Includes land, generating structures, transmission interconnection and integration and licensing.

(c)	Excludes capital expenditures for costs related to the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive an NRC license for each unit.

(d)	Includes capital expenditures for new wind projects and related transmission totaling approximately 1,790 MW, including 125 MW that received applicable internal approvals in October 2015.

(e)	Consists of capital expenditures for new solar projects and related transmission totaling approximately 1,155 MW, including 220 MW that received applicable internal approvals in October 2015.

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

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts. As of September 30, 2015, FPL is obligated under take-or-pay purchased power contracts to pay for 375 MW annually through 2021 and 953 MW annually through December 2015. FPL also has various firm pay-for-performance contracts to purchase approximately 455 MW from certain cogenerators and small power producers with expiration dates ranging from 2025 through 2034. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the facilities meeting certain contract conditions. FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas. In addition, FPL has entered into 25-year natural gas transportation agreements with each of Sabal Trail and Florida Southeast Connection, each of which will build, own and operate a pipeline that will be part of a natural gas pipeline system, for a quantity of 400,000 MMBtu/day beginning on May 1, 2017 and increasing to 600,000 MMBtu/day on May 1, 2020. These agreements contain firm commitments that are contingent upon the occurrence of certain events, including FERC approval and completion of construction of the pipeline system to be built by Sabal Trail and Florida Southeast Connection. See Commitments above.

As of September 30, 2015, NEER has entered into contracts with expiration dates ranging from November 2015 through 2030 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel. Approximately $3.0 billion of commitments under such contracts are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from December 2015 through 2033.

Included in Corporate and Other in the table below is the remaining commitment by NEECH subsidiaries of approximately $2.2 billion for the construction of the natural gas pipelines. Amounts committed for the remainder of 2015 through 2019 are also included in the estimated capital expenditures table in Commitments above.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The required capacity and/or minimum payments under the contracts discussed above as of September 30, 2015 were estimated as follows:

	Remainder of 2015	2016	2017	2018	2019	Thereafter
	(millions)
FPL:
Capacity charges:(a)
Pay-for-performance	$40	$115	$115	$115	$115	$835
Take-or-pay	$50	$70	$60	$30	$10	$—
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$325	$955	$850	$865	$860	$13,940
Coal, including transportation	$30	$60	$40	$—	$—	$—
NEER	$930	$1,710	$155	$160	$90	$620
Corporate and Other(d)(e)	$155	$1,005	$665	$385	$65	$25
————————————

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity cost recovery clause (capacity clause), totaled approximately $112 million and $123 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $349 million and $369 million for the nine months ended September 30, 2015 and 2014, respectively. Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $99 million and $110 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $221 million and $242 million for the nine months ended September 30, 2015 and 2014, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $200 million, $295 million, $290 million and $8,245 million in 2017, 2018, 2019 and thereafter, respectively, of firm commitments, subject to certain conditions as noted above, related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)	Includes an approximately $65 million commitment to invest primarily in clean power and technology businesses through 2021.

(e)	Excludes approximately $85 million and $615 million in 2015 and 2016, respectively, of joint obligations of NEECH and NEER which are included in the NEER amounts above.

In September 2015, FPL assumed ownership of a 250 MW coal-fired generation facility located in Jacksonville, Florida and terminated its long-term purchased power agreement for substantially all of the facility’s capacity and energy for a purchase price of approximately $521 million. The FPSC approved a stipulation and settlement between the Office of Public Counsel and FPL regarding issues relating to the ratemaking treatment for the purchase of this 250 MW coal-fired generation facility. Key elements of the settlement include, among other things, the following:

•
FPL will recover the purchase price and associated income tax gross-up as a regulatory asset which will be amortized over approximately ten years. Approximately $709 million will be recovered through the capacity clause with a return on the portion of the unamortized balance associated with the purchase price and $138 million will be recovered through base rates until the next test year for a general base rate proceeding, at which time the unamortized balance will be transferred to the capacity clause for continued recovery until fully amortized. At September 30, 2015, the regulatory assets, net of amortization, totaled approximately $840 million and are included in purchased power agreement termination and current other regulatory assets on NEE’s and FPL’s condensed consolidated balance sheets.

•
The reserve amount that is available for amortization under the 2012 rate agreement, which is effective through December 2016, was reduced by $30 million to $370 million, unless FPL needs the entire $400 million reserve to maintain a minimum regulatory ROE of 9.50%.

In October 2015, the Florida Industrial Power Users Group filed a notice of appeal with the Florida First District Court of Appeals challenging the FPSC's approval of this settlement.

In addition, NEP entered into an agreement, effective July 31, 2015, to acquire 100% of the membership interests in NET Midstream, a developer, owner and operator of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas. The NET Midstream pipeline portfolio has total existing capacity of approximately 4 billion cubic feet (Bcf) per day, of which 3 Bcf per day is currently contracted with firm ship-or-pay contracts. There are planned expansion projects for the three largest pipelines in the portfolio that, if completed, are expected to provide an additional 0.9 Bcf per day of contracted volumes. On October 1, 2015, a subsidiary of NEP completed the acquisition. The aggregate purchase price of approximately $2 billion included approximately $934 million in cash consideration and the assumption of approximately $654 million in existing debt of NET Midstream and its subsidiaries at closing and excluded post-closing working capital adjustments. The purchase price is subject to (i) a $200 million holdback payable, in whole or in part, upon satisfaction of financial performance and capital expenditure thresholds relating to planned expansion projects and (ii) a $200 million holdback retained for an 18-month period to satisfy any indemnification obligations of the sellers. The $200 million indemnity holdback may be reduced by up to $10 million depending on certain post-closing employee retention thresholds. If successful, NEP may spend up to an additional $100 million of capital expenditures for the planned expansion projects, bringing the total transaction size for the NET Midstream acquisition to approximately $2.1 billion.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this Act, NEE maintains $375 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $13.1 billion of liability insurance coverage per incident at any nuclear reactor in the U.S. Under the secondary financial protection system, NEE is subject to retrospective assessments of up to $1.0 billion ($509 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the U.S., payable at a rate not to exceed $152 million ($76 million for FPL) per incident per year. NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $15 million, $38 million and $19 million, plus any applicable taxes, per incident, respectively.

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $187 million ($113 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $3 million, $5 million and $4 million, plus any applicable taxes, respectively.

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

Spain Solar Projects - In March 2013 and May 2013, events of default occurred under the project-level financing agreements for the solar thermal facilities in Spain (Spain solar projects) as a result of changes of law that occurred in December 2012 and February 2013. These changes of law negatively affected the projected economics of the projects and caused the project-level financing to be unsupportable by expected future project cash flows. Under the project-level financing, events of default (including those discussed below) provide for, among other things, a right by the lenders (which they have not exercised) to accelerate the payment of the project-level debt. Accordingly, in 2013, the project-level debt and the associated derivative liabilities related to interest rate swaps were classified as current maturities of long-term debt and current derivative liabilities, respectively, on NEE's condensed consolidated balance sheets, and totaled $588 million and $115 million, respectively, as of September 30, 2015. In July 2013, the Spanish government published a new law that created a new economic framework for the Spanish renewable energy sector. Additional regulatory pronouncements from the Spanish government needed to complete and implement the framework were finalized in June 2014. Based on NEE's assessment, the regulatory pronouncements do not indicate a further impairment of the Spain solar projects. Since the third quarter of 2014, events of default have occurred under the project-level financing agreements related to certain debt service coverage ratio covenants not being met. The project-level subsidiaries have requested the lenders to waive the events of default related to the debt service coverage ratio.

Impairments recorded due to the changes of law caused the project-level subsidiaries in Spain to have a negative net equity position on their balance sheets, which requires them under Spanish law to commence liquidation proceedings if the net equity position is not restored to specified levels. Prior to 2015, Spanish law had provided an exemption applicable to the project-level subsidiaries that enabled the exclusion of asset-related impairments in the equity calculation. Such exemption has not yet been granted for 2015, and therefore, the project-level subsidiaries commenced liquidation on April 23, 2015. The liquidators are reviewing the liquidation balance sheets and inventory schedules and will make recommendations to NextEra Energy España, S.L. (NEE España), the NEER subsidiary in Spain that is the direct shareholder of the project-level subsidiaries, to either restructure the project-level debt or file for insolvency. The liquidation event could cause the lenders to seek to accelerate the payment of the project-related debt and/or foreclose on the project assets, which they have not done to date. However, as part of a settlement agreement reached in December 2013 between NEECH, NEE España, the project-level subsidiaries and the lenders, the future recourse of the lenders under the project-level financing is effectively limited to the letters of credit described below and to the assets of the project-level subsidiaries. Under the settlement agreement, the lenders, among other things, irrevocably waived events of default related to changes of law that existed at the time of the settlement as described above, and NEECH affiliates provided for the project-level subsidiaries to post approximately €37 million (approximately $42 million as of September 30, 2015) in letters of credit to fund

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

operating and debt service reserves under the project-level financing, of which €8 million (approximately $9 million) has been drawn as of September 30, 2015. NEE España, the project-level subsidiaries and the lenders have been in negotiations to seek to restructure the project-level financing; however, there can be no assurance that the project-level financing will be successfully restructured or that the lenders will not exercise remedies available to them under the project financing agreements for, among other things, current and future events of default, if any, or for the commencement of liquidation by the project-level subsidiaries.

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

	Three Months Ended September 30,
	2015					2014
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$3,274	$1,585		$95	$4,954	$3,315	$1,242		$97	$4,654
Operating expenses	$2,419	$972		$82	$3,473	$2,481	$935		$75	$3,491
Net income (loss) attributable to NEE	$489	$375	(b)	$15	$879	$462	$204	(b)	$(6)	$660

	Nine Months Ended September 30,
	2015					2014
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$8,812	$4,310		$295	$13,417	$8,739	$3,312		$306	$12,357
Operating expenses	$6,509	$2,915		$236	$9,660	$6,491	$2,782		$231	$9,504
Net income (loss) attributable to NEE	$1,283	$927	(b)	$35	$2,245	$1,231	$371	(b)	$(21)	$1,581
————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt. For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt. Residual NEECH corporate interest expense is included in Corporate and Other.

(b)	See Note 4 for a discussion of NEER's tax benefits related to PTCs.

	September 30, 2015				December 31, 2014
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$41,902	$35,559	$2,502	$79,963	$39,307	$32,919	$2,703	$74,929

Revenue Recognition - In July 2015, the FASB approved the deferral of the effective date of the new accounting standard related to the recognition of revenue from contracts with customers and required disclosures. The standard is effective for NEE and FPL beginning January 1, 2018. NEE and FPL are currently evaluating the effect the adoption of this standard will have, if any, on their consolidated financial statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL. NEECH’s debentures and junior subordinated debentures that are registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended September 30,
	2015				2014
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,683	$3,271	$4,954	$—	$1,343	$3,311	$4,654
Operating expenses	(3)	(1,045)	(2,425)	(3,473)	(4)	(1,010)	(2,477)	(3,491)
Interest expense	(1)	(200)	(110)	(311)	(2)	(204)	(110)	(316)
Equity in earnings of subsidiaries	865	—	(865)	—	660	—	(660)	—
Other income - net	—	114	18	132	1	91	4	96
Income (loss) before income taxes	861	552	(111)	1,302	655	220	68	943
Income tax expense (benefit)	(18)	167	272	421	(5)	17	267	279
Net income (loss)	879	385	(383)	881	660	203	(199)	664
Less net income attributable to noncontrolling interests	—	(2)	—	(2)	—	(4)	—	(4)
Net income (loss) attributable to NEE	$879	$383	$(383)	$879	$660	$199	$(199)	$660

	Nine Months Ended September 30,
	2015				2014
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$4,616	$8,801	$13,417	$—	$3,628	$8,729	$12,357
Operating expenses	(12)	(3,124)	(6,524)	(9,660)	(13)	(3,011)	(6,480)	(9,504)
Interest expense	(3)	(573)	(336)	(912)	(5)	(614)	(321)	(940)
Equity in earnings of subsidiaries	2,226	—	(2,226)	—	1,602	—	(1,602)	—
Other income - net	—	343	45	388	2	369	24	395
Income (loss) before income taxes	2,211	1,262	(240)	3,233	1,586	372	350	2,308
Income tax expense (benefit)	(34)	293	722	981	5	(3)	721	723
Net income (loss)	2,245	969	(962)	2,252	1,581	375	(371)	1,585
Less net income attributable to noncontrolling interests	—	(7)	—	(7)	—	(4)	—	(4)
Net income (loss) attributable to NEE	$2,245	$962	$(962)	$2,245	$1,581	$371	$(371)	$1,581
————————————
(a)  Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30,
	2015				2014
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$714	$218	$(218)	$714	$648	$187	$(187)	$648

	Nine Months Ended September 30,
	2015				2014
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$2,117	$850	$(850)	$2,117	$1,572	$357	$(357)	$1,572
————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	September 30, 2015				December 31, 2014
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$27	$34,924	$44,254	$79,205	$27	$31,674	$41,938	$73,639
Less accumulated depreciation and amortization	(15)	(7,622)	(11,733)	(19,370)	(12)	(6,640)	(11,282)	(17,934)
Total property, plant and equipment - net	12	27,302	32,521	59,835	15	25,034	30,656	55,705
CURRENT ASSETS
Cash and cash equivalents	—	1,149	32	1,181	—	562	15	577
Receivables	455	1,707	148	2,310	82	1,378	699	2,159
Other	88	1,525	1,553	3,166	19	2,512	1,677	4,208
Total current assets	543	4,381	1,733	6,657	101	4,452	2,391	6,944
OTHER ASSETS
Investment in subsidiaries	22,108	—	(22,108)	—	19,703	—	(19,703)	—
Other	671	6,827	5,973	13,471	736	6,066	5,478	12,280
Total other assets	22,779	6,827	(16,135)	13,471	20,439	6,066	(14,225)	12,280
TOTAL ASSETS	$23,334	$38,510	$18,119	$79,963	$20,555	$35,552	$18,822	$74,929
CAPITALIZATION
Common shareholders' equity	$22,318	$6,223	$(6,223)	$22,318	$19,916	$6,552	$(6,552)	$19,916
Noncontrolling interests	—	508	—	508	—	252	—	252
Long-term debt	—	16,566	9,038	25,604	—	14,954	9,413	24,367
Total capitalization	22,318	23,297	2,815	48,430	19,916	21,758	2,861	44,535
CURRENT LIABILITIES
Debt due within one year	—	4,352	308	4,660	—	3,455	1,202	4,657
Accounts payable	12	1,192	666	1,870	—	707	647	1,354
Other	594	2,079	1,168	3,841	182	2,075	1,395	3,652
Total current liabilities	606	7,623	2,142	10,371	182	6,237	3,244	9,663
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	686	1,415	2,101	—	631	1,355	1,986
Deferred income taxes	79	2,638	6,850	9,567	149	2,608	6,504	9,261
Other	331	4,266	4,897	9,494	308	4,318	4,858	9,484
Total other liabilities and deferred credits	410	7,590	13,162	21,162	457	7,557	12,717	20,731
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$23,334	$38,510	$18,119	$79,963	$20,555	$35,552	$18,822	$74,929
————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30,
	2015				2014
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,242	$1,834	$1,437	$4,513	$1,353	$1,041	$1,574	$3,968
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(3,058)	(2,618)	(5,676)	(1)	(2,675)	(2,382)	(5,058)
Capital contribution to FPL	(1,454)	—	1,454	—	(100)	—	100	—
Cash grants under the Recovery Act	—	6	—	6	—	321	—	321
Sale of independent power and other investments of NEER	—	34	—	34	—	307	—	307
Proceeds from the sale of a noncontrolling interest in subsidiaries	—	319	—	319	—	438	—	438
Other - net	(17)	(4)	(139)	(160)	(284)	(78)	276	(86)
Net cash used in investing activities	(1,471)	(2,703)	(1,303)	(5,477)	(385)	(1,687)	(2,006)	(4,078)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	3,377	85	3,462	—	3,246	998	4,244
Retirements of long-term debt	—	(2,547)	(550)	(3,097)	—	(3,333)	(355)	(3,688)
Proceeds from notes payable	—	1,450	—	1,450	—	501	—	501
Repayments of notes payable	—	(313)	—	(313)	—	—	—	—
Net change in commercial paper	—	780	(896)	(116)	—	(82)	76	(6)
Issuances of common stock	1,274	—	—	1,274	57	—	—	57
Dividends on common stock	(1,031)	—	—	(1,031)	(945)	—	—	(945)
Contributions from (dividends to) NEE	—	(1,214)	1,214	—	—	295	(295)	—
Other - net	(14)	(77)	30	(61)	(79)	56	17	(6)
Net cash provided by (used in) financing activities	229	1,456	(117)	1,568	(967)	683	441	157
Net increase in cash and cash equivalents	—	587	17	604	1	37	9	47
Cash and cash equivalents at beginning of period	—	562	15	577	—	418	20	438
Cash and cash equivalents at end of period	$—	$1,149	$32	$1,181	$1	$455	$29	$485
————————————

(a)	Represents primarily FPL and consolidating adjustments.

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

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share, assuming dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share, assuming dilution
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(millions)				(millions)
FPL	$489	$462	$1.07	$1.05	$1,283	$1,231	$2.84	$2.80
NEER(a)	375	204	0.82	0.46	927	371	2.05	0.84
Corporate and Other	15	(6)	0.04	(0.01)	35	(21)	0.08	(0.04)
NEE	$879	$660	$1.93	$1.50	$2,245	$1,581	$4.97	$3.60
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

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

The following table provides details of the adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions)
Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity(a)	$158	$(10)	$210	$(283)
OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals(b)	$(13)	$(4)	$(14)	$(1)
After-tax gain associated with Maine fossil - NEER	$—	$—	$—	$12
After-tax operating results of NEER's Spain solar projects	$9	$(14)	$5	$(22)
After-tax merger-related expenses - Corporate and Other	$(5)	$—	$(16)	$—
____________________

(a)
For the three months ended September 30, 2015 and 2014, approximately $158 million of gains and $11 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. For the nine months ended September 30, 2015 and 2014, approximately $203 million of gains and $274 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

(b)
For the three months ended September 30, 2015 and 2014, approximately $13 million of losses and $2 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. For the nine months ended September 30, 2015 and 2014, approximately $14 million of losses and $1 million of income, respectively, is included in NEER's net income; the balance is included in Corporate and Other.

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices and interest rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended September 30, 2015 was higher than the prior period by $219 million, reflecting higher results at FPL, NEER and Corporate and Other. Net income attributable to NEE for the nine months ended September 30, 2015 was higher than the prior period by $664 million, reflecting higher results at FPL, NEER and Corporate and Other.

FPL's increase in net income for the three and nine months ended September 30, 2015 was primarily driven by continued investments in plant in service while earning an 11.50% regulatory ROE on its retail rate base and higher AFUDC - equity.

NEER's results increased $171 million and $556 million for the three and nine months ended September 30, 2015, respectively, reflecting net unrealized gains from non-qualifying hedge activity compared to losses on such hedges in the prior year periods, higher customer supply and proprietary power and gas trading results, earnings from new investments and higher earnings on the Spain solar projects primarily related to the absence of a 2014 operating revenue adjustment, partly offset by higher growth-related interest and corporate general and administrative expenses. For the nine months ended September 30, 2015, NEER's results also reflect the absence of the 2014 NEP-related charge and costs, offset by lower results from existing assets and the gas infrastructure business.

Corporate and Other's results increased for the three and nine months ended September 30, 2015 primarily due to favorable income tax adjustments and 2015 investment gains compared to 2014 investment losses, and also for the nine months ended September 30, 2015, the absence of debt reacquisition losses recorded in 2014. These positives were partly offset in both periods by costs associated with the proposed merger.

NEE's effective income tax rates for the three months ended September 30, 2015 and 2014 were approximately 32% and 30%, respectively. NEE's effective income tax rates for the nine months ended September 30, 2015 and 2014 were approximately 30% and 31%, respectively. The rates for all periods reflect the benefit of PTCs for NEER's wind projects, as well as ITCs and deferred income tax benefits associated with convertible ITCs for solar and certain wind projects at NEER. PTCs, ITCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off. PTCs for the three months ended September 30, 2015 and 2014 were approximately $29 million and $34 million, respectively, and $105 million and $132 million for the comparable nine-month periods. ITCs and deferred income tax benefits associated with convertible ITCs for the three months ended September 30, 2015 and 2014 were approximately $16 million and $37 million, respectively, and $67 million and $69 million for the comparable nine-month periods. In addition, the rate for the nine months ended September 30, 2014 reflects a noncash income tax charge of approximately $45 million associated with structuring Canadian assets in connection with the creation of NEP. See Note 4.

FPL:  Results of Operations

FPL’s net income for the three months ended September 30, 2015 and 2014 was $489 million and $462 million, respectively, representing an increase of $27 million. FPL’s net income for the nine months ended September 30, 2015 and 2014 was $1,283 million and $1,231 million, respectively, representing an increase of $52 million.

The use of reserve amortization is permitted by a January 2013 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations provided in the 2012 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and costs not allowed to be recovered from retail customers by the FPSC. During the three months ended September 30, 2015 and 2014, FPL recorded the reversal of reserve amortization of approximately $115 million and $131 million, respectively. During the nine months ended September 30, 2015, FPL recorded the reversal of reserve amortization of approximately $81 million.

The $27 million and $52 million increase in FPL's net income for the three and nine months ended September 30, 2015, respectively, was primarily driven by:

•
higher earnings on investment in plant in service of approximately $26 million and $56 million, respectively. Investment in plant in service grew FPL's average retail rate base for the three and nine months ended September 30, 2015 by approximately $0.7 billion and $0.9 billion, respectively, when compared to the same periods last year, reflecting, among other things, ongoing transmission and distribution additions and, for the nine months ended September 30, 2015, the modernized Riviera Beach power plant placed in service on April 1, 2014, and

•	higher AFUDC - equity of $13 million and $19 million, respectively, partly offset by,

•	lower earnings from wholesale services of $8 million and $5 million, respectively, and

•	lower cost recovery clause earnings of $3 million and $9 million, respectively.

FPL's operating revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions)
Retail base	$1,609	$1,571	$4,280	$4,097
Fuel cost recovery	1,078	1,117	2,931	2,973
Other cost recovery clauses and pass-through costs, net of any deferrals	461	507	1,241	1,348
Other, primarily wholesale and transmission sales, customer-related fees and pole attachment rentals	126	120	360	321
Total	$3,274	$3,315	$8,812	$8,739

Retail Base

Retail base revenues increased approximately $43 million during the nine months ended September 30, 2015 related to the modernized Riviera Beach power plant being placed in service on April 1, 2014.

Retail Customer Usage and Growth
In the three and nine months ended September 30, 2015, FPL experienced a 1.2% and 2.4% increase, respectively, in average usage per retail customer and, in both periods, experienced a 1.4% increase in the average number of customer accounts, which collectively, together with other factors, increased revenues by approximately $38 million and $140 million, respectively. Favorable weather contributed to the increased revenues.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to solar and environmental projects, natural gas reserves and nuclear capacity. The decrease in fuel cost recovery revenues for the three and nine months ended September 30, 2015 is due to a decrease of approximately $55 million and $79 million, respectively, related to lower average fuel factor, a decrease due to lower gas sales associated with an incentive mechanism allowed under the 2012 rate agreement (incentive gas sales) and lower revenues from interchange power sales totaling $19 million and $86 million, respectively, partly offset by increased revenues of $35 million and $123 million, respectively, related to higher retail energy sales.

Declines in revenues from other cost recovery clauses had little impact on earnings and were largely due to reductions in expenses associated with conservation and capacity clause programs. These other cost recovery clauses contributed approximately $19 million and $18 million to FPL’s net income for the three months ended September 30, 2015 and 2014, respectively. The amounts for the nine months ended September 30, 2015 and 2014 were $56 million and $55 million, respectively.

Other Items Impacting FPL's Condensed Consolidated Statements of Income

Fuel, Purchased Power and Interchange Expense
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions)
Fuel and energy charges during the period	$1,021	$1,102	$2,765	$3,097
Net recognition of deferred retail fuel costs	46	5	155	—
Net deferral of retail fuel costs	—	—	—	(140)
Other, primarily capacity charges, net of any capacity deferral	128	148	378	410
Total	$1,195	$1,255	$3,298	$3,367

The decrease in fuel and energy charges for the three and nine months ended September 30, 2015 reflects approximately $92 million and $400 million of lower fuel and energy prices, partly offset by $26 million and $124 million related to higher energy sales, respectively. Fuel and energy charges also reflect a decrease of $15 million and $56 million related to lower incentive gas sales for the three and nine months ended September 30, 2015, respectively. In addition, FPL recognized $46 million and $155 million of deferred retail fuel costs during the three and nine months ended September 30, 2015, respectively, compared to recognition of $5 million of deferred retail fuel costs and the deferral of retail fuel costs of $140 million in the three and nine months ended September 30, 2014, respectively. The decrease in other in both comparable periods is primarily due to recognition of previously deferred capacity charges in the three and nine months ended September 30, 2014.

O&M Expenses
FPL's O&M expenses decreased $39 million for the nine months ended September 30, 2015 reflecting lower cost recovery clause costs, primarily relating to conservation programs, which, as discussed above, do not have a significant impact on net income.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions)
Reserve reversal recorded under the 2012 rate agreement	$115	$131	$81	$—
Other depreciation and amortization recovered under base rates	317	305	939	903
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	53	53	134	143
Total	$485	$489	$1,154	$1,046

The reversal of reserve amortization reflects adjustments to the depreciation and fossil dismantlement reserve provided under the 2012 rate agreement. At September 30, 2015, approximately $330 million of this reserve remains available for future amortization. Reserve amortization is recorded as a reduction of regulatory liabilities - accrued asset removal costs on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2015 and 2014, the reversal of such amortization was recorded to achieve the targeted retail regulatory ROE. The increase in other depreciation and amortization expense recovered under base rates for the three and nine months ended September 30, 2015 is due to higher plant in service balances. See Note 8 - Contracts regarding a $30 million reduction in the reserve available for amortization under the 2012 rate agreement.

Taxes Other Than Income Taxes and Other
Taxes other than income taxes and other increased $6 million and $18 million for the three and nine months ended September 30, 2015, respectively, primarily due to higher property taxes reflecting growth in plant in service balances and, for the nine months ended September 30, 2015, partly offset by lower franchise fees, which do not have a significant impact on net income.

Interest Expense
The increase in interest expense for the nine months ended September 30, 2015 primarily reflects higher average debt balances.

AFUDC - Equity
The increase in AFUDC - equity for the three and nine months ended September 30, 2015 is primarily due to additional AFUDC - equity recorded on construction expenditures associated with the Port Everglades modernization project, the replacement/upgrade of turbines at the Lauderdale and Fort Myers facilities and the upgrade of compressors in certain combined-cycle units. In addition, the increase for the nine months ended September 30, 2015 was partly offset by lower AFUDC - equity associated with the Riviera Beach power plant which was placed in service in April 2014.

Capital Initiatives

For the period 2015 through 2018, FPL expects to invest capital of approximately $13.9 billion to $15.8 billion primarily related to projects that are focused on improving reliability, reducing fuel cost and reducing emissions, as well as maintenance of existing assets.

Natural Gas Reserves Project

In March 2015, after receiving FPSC approval, FPL began investing in long-term natural gas supplies to provide a physical hedge on the price of natural gas to fuel its fossil generating fleet. In July 2015, the FPSC issued an order approving a modified version of guidelines proposed by FPL under which FPL could participate in additional natural gas production projects and recover its costs through the fuel clause without prior FPSC approval. Key elements of the modified guidelines include, among other things, an annual investment cap of $500 million along with an escalating annual production cap as a percent of FPL’s total natural gas burn and an emphasis on investing in proven and probable reserves. The Office of Public Counsel and the Florida Industrial Power Users Group have each filed notices of appeal to the Florida Supreme Court challenging the FPSC’s approval of FPL’s initial investment in natural gas supplies and challenging the FPSC’s approval of the guidelines, which appeals are pending.

NEER: Results of Operations

NEER’s net income less net income attributable to noncontrolling interests for the three months ended September 30, 2015 and 2014 was $375 million and $204 million, respectively, representing an increase of $171 million. NEER’s net income less net income attributable to noncontrolling interests for the nine months ended September 30, 2015 and 2014 was $927 million and $371 million, respectively, representing an increase of $556 million. The primary drivers, on an after-tax basis, of the change are in the following table.

	Increase (Decrease) From Prior Period
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(millions)
New investments(a)	$12	$99
Existing assets(a)	5	(94)
Gas infrastructure(b)	(3)	(17)
Customer supply and proprietary power and gas trading(b)	16	122
Asset sales	—	(14)
NEP-related charge and costs	—	67
Interest and general and administrative expenses	(31)	(73)
Other	(9)	(11)
Change in unrealized mark-to-market non-qualifying hedge activity(c)	169	477
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(c)	(11)	(15)
Maine fossil gain(c)	—	(12)
Operating results of the Spain solar projects(c)	23	27
Increase in net income less net income attributable to noncontrolling interests	$171	$556
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

(b)	Excludes allocation of interest expense or corporate general and administrative expenses.

(c)	See Overview - Adjusted Earnings for additional information.

New Investments

Results from new investments for the three months ended September 30, 2015 increased primarily due to:

•	the addition of approximately 1,401 MW of wind generation and 386 MW of solar generation during or after the three months ended September 30, 2014, partly offset by,

•	lower deferred income tax and other benefits associated with convertible ITCs of $16 million.

Results from new investments for the nine months ended September 30, 2015 increased primarily due to:

•	the addition of approximately 1,475 MW of wind generation and 656 MW of solar generation during or after the nine months ended September 30, 2014, partly offset by,

•	lower deferred income tax and other benefits associated with convertible ITCs of $18 million.

Existing Assets

Results from NEER's existing asset portfolio for the three months ended September 30, 2015 increased primarily due to:

•	higher results from merchant assets in the Electric Reliability Council of Texas (ERCOT) region of approximately $11 primarily due to the absence of a 2014 outage, partly offset by,

•	lower results from wind assets of $10 million primarily due to PTC roll-off and higher operating costs, offset in part by favorable wind resource.

Results from NEER's existing asset portfolio for the nine months ended September 30, 2015 decreased primarily due to:

•
lower results from wind assets of approximately $108 million primarily due to weaker wind resource offset in part by a favorable ITC impact related to changes in state income tax laws and favorable pricing, partly offset by

•	higher results from merchant assets in the ERCOT region of approximately $21 primarily due to the absence of a 2014 outage.

Gas Infrastructure

The decrease in gas infrastructure results for the nine months ended September 30, 2015 is primarily due to increased depreciation expense primarily related to both higher depletion rates and increased production in 2015, and the absence of 2014 gains on the sale of investments in certain wells, partly offset by gains from exiting the hedged positions on a number of future gas production opportunities. NEER continues to monitor its oil and gas producing properties for potential impairments due to low prices for oil and natural gas commodity products.

Customer Supply and Proprietary Power and Gas Trading

Results from customer supply and proprietary power and gas trading increased for the three months ended September 30, 2015 primarily due to improved margins and favorable market conditions. Results from customer supply and proprietary power and gas trading increased for the nine months ended September 30, 2015 primarily due to improved margins and favorable market conditions compared to losses in 2014 due to the impact of extreme winter weather on the full requirements business.

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

Interest and General and Administrative Expenses

For the three and nine months ended September 30, 2015, interest and general and administrative expenses reflects higher borrowing and other costs to support the growth of the business.

Other

For the three and nine months ended September 30, 2015, the increase in other primarily reflects the absence of 2014 favorable income tax benefits.

Other Factors

Supplemental to the primary drivers of the changes in NEER's net income less net income attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended September 30, 2015 increased $343 million primarily due to:

•
higher unrealized mark-to-market gains from non-qualifying hedges ($278 million for the three months ended September 30, 2015 compared to $1 million of gains on such hedges for the comparable period in 2014),

•	higher revenues from new investments of $37 million,

•	higher revenues from the customer supply and proprietary power and gas trading business and the gas infrastructure business of $27 million, and

•
higher revenues from existing assets of $2 million primarily reflecting the absence of a 2014 reduction in revenue of $19 million related to the Spain solar projects, higher contracted revenues at Point Beach and higher revenues from wind assets due to increased wind resource, partly offset by lower revenues in the ERCOT region due to lower gas prices offset in part by the absence of a 2014 outage.

Operating revenues for the nine months ended September 30, 2015 increased $998 million primarily due to:

•
higher unrealized mark-to-market gains from non-qualifying hedges ($337 million for the nine months ended September 30, 2015 compared to $367 million of losses on such hedges for the comparable period in 2014),

•	higher revenues from the customer supply and proprietary power and gas trading business of approximately $225 million reflecting favorable market conditions,

•	higher revenues from new investments of $171 million, and

•	higher revenues from the gas infrastructure business of $46 million primarily reflecting gains recorded upon exiting the hedged positions on a number of future gas production opportunities, partly offset by,

•
lower revenues from existing assets of $149 million reflecting weaker wind resource, lower revenues at Marcus Hook 750 and in the ERCOT region due to lower gas prices, offset in part by the absence of a 2014 outage in the ERCOT region, and lower contracted revenues at Duane Arnold, partly offset by higher revenues due to the absence of 2014 outages at Seabrook and Point Beach.

Operating Expenses
Operating expenses for the three months ended September 30, 2015 increased $37 million primarily due to:

•	higher operating expenses associated with new investments of approximately $29 million, and

•	higher O&M expenses reflecting higher costs associated with growth in the NEER business and the absence of the 2014 reimbursement by a vendor of certain O&M-related costs, partly offset by,

•	lower fuel expense of approximately $32 million primarily in the ERCOT region.

Operating expenses for the nine months ended September 30, 2015 increased $133 million primarily due to:

•	higher operating expenses associated with new investments of approximately $93 million,

•	higher depreciation associated with the gas infrastructure business of $46 million primarily related to higher depletion rates, and

•
higher O&M expenses reflecting higher costs associated with growth in the NEER business, higher taxes other than income taxes and other reflecting the absence of 2014 gains on the sale of investments in certain wells in the gas infrastructure business and the absence of the 2014 reimbursement by a vendor of certain O&M-related costs, partly offset by,

•	lower fuel expense of approximately $97 million primarily in the ERCOT region.

Interest Expense
NEER’s interest expense for the three and nine months ended September 30, 2015 decreased $1 million and $27 million, respectively, reflecting approximately $12 million and $2 million of unfavorable changes in the fair value of interest rate swaps associated with the Spain solar projects for the three- and nine-month periods in 2015 compared to $16 million and $51 million of unfavorable changes for the respective periods in 2014, partly offset by higher average debt balances.

Benefits Associated with Differential Membership Interests - net
Benefits associated with differential membership interests - net for both periods presented reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind projects, net of associated costs.

Gains on Disposal of Assets - net
Gains on disposal of assets - net for the three and nine months ended September 30, 2015 and 2014 primarily reflect gains on sales of securities held in NEER's nuclear decommissioning funds. In addition, the nine months ended September 30, 2014 reflects a $23 million gain on the sale of a 75 MW wind project.

Tax Credits, Benefits and Expenses
PTCs from wind projects and ITCs and deferred income tax benefits associated with convertible ITCs from solar and certain wind projects are reflected in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. A portion of the PTCs have been allocated to investors in connection with sales of differential membership interests. Also see Summary above and Note 4 for a discussion of PTCs, ITCs and deferred income tax benefits associated with convertible ITCs, as well as benefits associated with differential membership interests - net above.

Capital Initiatives

During the nine months ended September 30, 2015, NEER placed into service approximately 126 MW of new Canadian wind generation, 99 MW of new U.S. wind generation and 115 MW of U.S. solar generation. For the period 2015 through 2018, NEER expects to invest capital of approximately $13.7 billion to $15.1 billion primarily for new wind projects with generation totaling at least 3,000 MW to 3,300 MW (including approximately 225 MW added to date) and new solar projects with generation totaling 1,800 MW to 1,900 MW (including 115 MW added to date), as well as natural gas infrastructure investments, nuclear fuel and maintenance of existing assets, excluding the NEP pipeline acquisition discussed below.

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

In October 2015, an indirect subsidiary of NEER sold a 149 MW wind generating facility located in Ontario, Canada to an indirect subsidiary of NEP.

NEP Pipeline Acquisition

See Note 8 - Contracts regarding NEP's acquisition of 100% of the membership interests in NET Midstream, a developer, owner and operator of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions)
Interest expense, net of allocations to NEER	$(21)	$(23)	$(65)	$(74)
Interest income	8	8	24	24
Federal and state income tax benefits (expenses)	17	(1)	32	(2)
Merger-related expenses	(5)	—	(16)	—
Other - net	16	10	60	31
Net income (loss)	$15	$(6)	$35	$(21)

The decrease in interest expense, net of allocations to NEER, for the nine months ended September 30, 2015 reflects lower average debt balances due in part to a higher allocation of interest costs to NEER reflecting growth in NEER's business. The federal and state income tax benefits for both periods presented reflect consolidating income tax adjustments and, also for the nine months ended September 30, 2015, favorable changes in state income tax laws. Other includes all other corporate income and expenses, as well as other business activities. The increase in other - net for the three and nine months ended September 30, 2015 primarily reflects 2015 investment gains compared to 2014 investment losses and, also for the nine months ended September 30, 2015, the absence of debt reacquisition losses recorded in 2014, the pretax amount of which is reflected in other - net in NEE's condensed consolidated statements of income.

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

In October 2015, NEE authorized a program to purchase, from time to time, up to $150 million of common units representing limited partner interests of NEP. Under the program, any purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The purchases may be made in the open market or in privately negotiated transactions. Any purchases will be made in such quantities, at such prices, in such manner and on such terms and conditions as determined by NEE or its subsidiaries in their discretion, based on factors such as market and business conditions, applicable legal requirements and other factors. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. NEE owns and controls the general partner of NEP and beneficially owns 77.4% of NEP’s voting power at September 30, 2015. The purpose of the program is not to cause NEP’s common units to be delisted from the New York Stock Exchange or to cause the common units to be deregistered with the SEC. Also in October 2015, NEP announced that it plans to put in place an at-the-market equity issuance program pursuant to which NEP may issue from time to time, up to $150 million of its common units.

Cash Flows

Sources and uses of NEE's and FPL's cash for the nine months ended September 30, 2015 and 2014 were as follows:

	NEE		FPL
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(millions)
Sources of cash:
Cash flows from operating activities	$4,513	$3,968	$2,668	$2,869
Long-term borrowings	3,462	4,244	85	998
Sale of independent power and other investments of NEER	34	307	—	—
Capital contribution from NEE	—	—	1,454	100
Cash grants under the Recovery Act	6	321	—	—
Issuances of common stock - net	1,274	57	—	—
Net increase in short-term debt	1,021	495	—	76
Proceeds from the sale of a noncontrolling interest in subsidiaries	319	438	—	—
Other sources - net	—	36	9	36
Total sources of cash	10,629	9,866	4,216	4,079
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(5,676)	(5,058)	(2,618)	(2,364)
Retirements of long-term debt	(3,097)	(3,688)	(550)	(355)
Net decrease in short-term debt	—	—	(896)	—
Dividends	(1,031)	(945)	—	(1,300)
Other uses - net	(221)	(128)	(136)	(50)
Total uses of cash	(10,025)	(9,819)	(4,200)	(4,069)
Net increase (decrease) in cash and cash equivalents	$604	$47	$16	$10

See Note 8 - Contracts regarding FPL's assumed ownership of a 250 MW coal-fired generation facility and termination of its long-term purchased power agreement.

For significant transactions that occurred in October 2015, see Note 7 regarding financing activity and Note 8 - Contracts regarding the acquisition of NET Midstream.

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generating facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. The following table provides a summary of the major capital investments for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
	(millions)
FPL:
Generation:
New	$540	$575
Existing	500	676
Transmission and distribution	1,151	860
Nuclear fuel	178	129
General and other	248	96
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	1	28
Total	2,618	2,364
NEER:
Wind	923	1,496
Solar	1,112	369
Nuclear, including nuclear fuel	233	203
Other	557	511
Total	2,825	2,579
Corporate and Other	233	115
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$5,676	$5,058

Liquidity

At September 30, 2015, NEE's total net available liquidity was approximately $7.1 billion, of which FPL's portion was approximately $3.0 billion. The table below provides the components of FPL's and NEECH's net available liquidity at September 30, 2015:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,000	$4,850	$7,850	(b)	(b)
Less letters of credit	(3)	(361)	(364)
	2,997	4,489	7,486

Revolving credit facilities	200	35	235	2018	2020
Less borrowings	—	—	—
	200	35	235

Letter of credit facilities(c)	—	650	650		2017
Less letters of credit	—	(296)	(296)
	—	354	354

Subtotal	3,197	4,878	8,075

Cash and cash equivalents	30	1,149	1,179
Less commercial paper and notes payable	(246)	(1,917)	(2,163)
Net available liquidity	$2,981	$4,110	$7,091
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

Additionally, at September 30, 2015, certain subsidiaries of NEER and NEP had credit or loan facilities with available liquidity as set forth in the table below. In order for the applicable borrower to borrow or to have letters of credit issued under the terms of the agreements for the NEER facilities listed below, among other things, NEE is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. These NEER agreements also generally contain covenants and default and related acceleration provisions relating to, among other things, failure of NEE to maintain a ratio of funded debt to total capitalization at or below the specified ratio. Some of the payment obligations of the borrowers under the NEER agreements listed below ultimately are guaranteed by NEE.

	Amount	Amount Remaining Available at September 30, 2015	Rate	Maturity Date	Related Project Use
	(millions)
NEER:
Canadian revolving credit facilities(a)	C$1,000	$232	Variable	Various	Canadian renewable generating assets
Limited-recourse construction and term loan facility	$425	$221	Variable	2035	Construction and development of a 250 MW solar PV project in California
Limited-recourse construction and term loan facility	$619	$258	Variable	2035	Construction and development of a 250 MW solar PV project in Nevada
Cash grant bridge loan facilities	$250	$250	Variable	2018	Construction and development of a 250 MW solar PV project in Nevada
NEP:
Senior secured revolving credit facility(b)	$250	$221	Variable	2019	Working capital, expansion projects, acquisitions and general business purposes
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

At September 30, 2015, NEE had approximately $839 million of standby letters of credit ($3 million for FPL), $282 million of surety bonds ($61 million for FPL) and $11.7 billion notional amount of guarantees and indemnifications ($22 million for FPL), of which $6.8 billion of letters of credit, guarantees and indemnifications ($10 million for FPL) have expiration dates within the next five years.

Each of NEE and FPL believe it is unlikely that it would be required to make any payments under these letters of credit, surety bonds, guarantees and indemnifications. At September 30, 2015, NEE and FPL did not have any significant liabilities recorded for these letters of credit, surety bonds, guarantees and indemnifications.

Shelf Registration
In July 2015, NEE, NEECH and FPL filed a shelf registration statement with the SEC for an unspecified amount of securities which became effective upon filing. The amount of securities issuable by the companies is established from time to time by their respective boards of directors. As of October 29, 2015, securities that may be issued under the registration statement include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities. As of October 29, 2015, the board-authorized capacity available to issue securities was approximately $4.8 billion for NEE and NEECH (issuable by either or both of them up to such aggregate amount) and $2.5 billion for FPL.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2015 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended September 30, 2015
Fair value of contracts outstanding at June 30, 2015	$330	$984	$(218)	$1,096
Reclassification to realized at settlement of contracts	(53)	(76)	129	—
Inception value of new contracts	15	(1)	—	14
Net option premium purchases (issuances)	(3)	—	—	(3)
Changes in fair value excluding reclassification to realized	41	355	(141)	255
Fair value of contracts outstanding at September 30, 2015	330	1,262	(230)	1,362
Net margin cash collateral paid (received)				(325)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2015	$330	$1,262	$(230)	$1,037

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Nine months ended September 30, 2015
Fair value of contracts outstanding at December 31, 2014	$320	$898	$(363)	$855
Reclassification to realized at settlement of contracts	(158)	(243)	337	(64)
Inception value of new contracts	34	—	—	34
Net option premium purchases (issuances)	(75)	2	—	(73)
Changes in fair value excluding reclassification to realized	209	605	(204)	610
Fair value of contracts outstanding at September 30, 2015	330	1,262	(230)	1,362
Net margin cash collateral paid (received)				(325)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2015	$330	$1,262	$(230)	$1,037

NEE's total mark-to-market energy contract net assets (liabilities) at September 30, 2015 shown above are included on the condensed consolidated balance sheets as follows:

September 30, 2015
(millions)
Current derivative assets	$625
Noncurrent derivative assets	1,278
Current derivative liabilities	(535)
Noncurrent derivative liabilities	(331)
NEE's total mark-to-market energy contract net assets	$1,037

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2015 were as follows:

	Maturity
	2015	2016	2017	2018	2019	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(23)	$10	$17	$9	$5	$—	$18
Significant other observable inputs	31	21	12	14	(1)	(5)	72
Significant unobservable inputs	63	87	68	3	9	10	240
Total	71	118	97	26	13	5	330
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	12	(7)	—	2	—	—	7
Significant other observable inputs	49	283	182	109	83	130	836
Significant unobservable inputs	20	49	40	38	32	240	419
Total	81	325	222	149	115	370	1,262
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(124)	(108)	—	—	—	—	(232)
Significant unobservable inputs	2	—	—	—	—	—	2
Total	(122)	(108)	—	—	—	—	(230)
Total sources of fair value	$30	$335	$319	$175	$128	$375	$1,362

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2014	$—	$2	$2	$65	$62	$24	$65	$64	$24
September 30, 2015	$—	$1	$1	$26	$41	$27	$26	$42	$26
Average for the nine months ended September 30, 2015	$—	$1	$1	$37	$35	$24	$37	$36	$23
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	September 30, 2015			December 31, 2014
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,834	$1,834	(a)	$1,965	$1,965	(a)
Other investments:
Debt securities	$135	$135	(a)	$124	$124	(a)
Primarily notes receivable	$524	$662	(b)	$525	$679	(b)
Long-term debt, including current maturities	$28,096	$29,545	(c)	$27,876	$30,337	(c)
Interest rate contracts - net unrealized losses	$(285)	$(285)	(d)	$(216)	$(216)	(d)
FPL:
Fixed income securities - special use funds	$1,413	$1,413	(a)	$1,568	$1,568	(a)
Long-term debt, including current maturities	$9,099	$10,248	(c)	$9,473	$11,105	(c)
————————————

(a)	Primarily estimated using quoted market prices for these or similar issues.

(b)	Primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

As of September 30, 2015, NEE had interest rate contracts with a notional amount of approximately $8.1 billion related to long-term debt issuances, of which $2.0 billion are fair value hedges at NEECH that effectively convert fixed-rate debt to a variable-rate debt instrument. The remaining $6.1 billion of notional amount of interest rate contracts relate to cash flow hedges to manage exposure to the variability of cash flows associated with variable-rate debt instruments, which primarily relate to NEER debt issuances. At September 30, 2015, the estimated fair value of NEE's fair value hedges and cash flow hedges was approximately $52 million and $(337) million, respectively. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $968 million ($477 million for FPL) at September 30, 2015.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,531 million and $2,634 million ($1,508 million and $1,561 million for FPL) at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $233 million ($138 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. As of September 30, 2015, approximately 94% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of September 30, 2015.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the June 2015 Form 10-Q and 2014 Form 10-K. The factors discussed in Part II, Item 1A. Risk Factors in the June 2015 Form 10-Q and in Part I, Item 1A. Risk Factors in the 2014 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered. The risks described above and in the June 2015 Form 10-Q and 2014 Form 10-K are not the only risks facing NEE and FPL. Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NEE of its common stock during the three months ended September 30, 2015 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
7/1/15 - 7/31/15	—	$—	—	13,274,748
8/1/15 - 8/31/15	3,717	$109.04	—	13,274,748
9/1/15 - 9/30/15	528	$95.81	—	13,274,748
Total	4,245	$107.39	—
————————————

(a)
Includes: (1) in August 2015, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in September 2015, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP) to an executive officer of deferred retirement share awards.

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

In September 2015, FPL filed a petition with the FPSC for approval to build a new approximately 1,600 MW natural gas-fired combined-cycle unit in Okeechobee County, Florida with a planned in-service date of June 2019. This new unit is also subject to approval by the Siting Board (comprised of the governor and cabinet) under the Florida Electrical Power Plant Siting Act. Several parties, including the Office of Public Counsel, have intervened in the FPSC approval process. An FPSC decision is expected in January 2016 and Siting Board approval is expected by the end of 2016.

(ii)	Reference is made to Item 1. Business - NEE Environmental Matters - Regulation of GHG Emissions in the 2014 Form 10‑K.

In October 2015, the EPA's final rule for new fossil fuel-fired electric generating units regulated under Section 111(b) of the Clean Air Act became effective, which is not expected to have an impact on NEE or FPL. Also in October 2015, the EPA published a final rule under Section 111(d) of the Clean Air Act (Clean Power Plan) to reduce carbon emissions from existing fossil fuel-fired electric generating units which will become effective in December 2015. The Clean Power Plan sets emission rate targets for each state and requires each state to develop a compliance plan by the fall of 2016 to meet these emissions targets. The Clean Power Plan indicates that compliance will start in 2022 with both interim and final target dates, each with specific emissions reductions. NEE and FPL are analyzing the Clean Power Plan and the impact of any final compliance obligations cannot be determined until the state plans have been finalized. Numerous parties have challenged the Clean Power Plan.

(iii)	Reference is made to Item 1. Business - NEE Environmental Matters - Waters of the U.S. in the 2014 Form 10-K and Part II, Item 5. (c)(iv) in the June 2015 Form 10-Q.

In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a stay of the EPA's final rule redefining “waters of the U.S.” under the Clean Water Act pending further court proceedings to address which court has jurisdiction as well as challenges to the rule.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4(a)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 11, 2012, creating the Series F Debentures due September 1, 2017 (filed as Exhibit 4(c) to Form 8-K dated September 11, 2012, File No. 1-8841)
x
*4(b)
Letter, dated August 10, 2015, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series F Debentures due September 1, 2017 effective August 10, 2015 (filed as Exhibit 4(b) to Form 8-K dated August 10, 2015, File No. 1-8841)
x
4(c)	Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated August 27, 2015, creating the 2.80% Debentures, Series due August 27, 2020	x
*4(d)
Purchase Contract Agreement, dated as of September 1, 2015, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated September 16, 2015, File No. 1-8841)
x
*4(e)
Pledge Agreement, dated as of September 1, 2015, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated September 16, 2015, File No. 1-8841)
x
*4(f)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 16, 2015, creating the Series H Debentures due September 1, 2020 (filed as Exhibit 4(c) to Form 8-K dated September 16, 2015, File No. 1-8841)
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

Date: October 29, 2015

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