Form 10-K
period 2015-12-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2016-02-22
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number
1-8841	NEXTERA ENERGY, INC.	59-2449419
2-27612	FLORIDA POWER & LIGHT COMPANY 700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000	59-0247775
State or other jurisdiction of incorporation or organization: Florida

Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
NextEra Energy, Inc.:	Common Stock, $0.01 Par Value	New York Stock Exchange
	5.799% Corporate Units	New York Stock Exchange
	6.371% Corporate Units	New York Stock Exchange
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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☑
Aggregate market value of the voting and non-voting common equity of NextEra Energy, Inc. held by non-affiliates as of June 30, 2015 (based on the closing market price on the Composite Tape on June 30, 2015) was $44,190,491,194.
There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates as of June 30, 2015.
Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding as of January 31, 2016: 460,599,691
Number of shares of Florida Power & Light Company common stock, without par value, outstanding as of January 31, 2016, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of NextEra Energy, Inc.'s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
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

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC - debt	debt component of AFUDC
AFUDC - equity	equity component of AFUDC
AOCI	accumulated other comprehensive income
Bcf	billion cubic feet
capacity clause	capacity cost recovery clause, as established by the FPSC
CO2	carbon dioxide
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NEER subsidiary
FPL	Florida Power & Light Company
FPL FiberNet	fiber-optic telecommunications business
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
GHG	greenhouse gas(es)
IPO	initial public offering
ISO	independent system operator
ITC	investment tax credit
kW	kilowatt
kWh	kilowatt-hour(s)
Lone Star	Lone Star Transmission, LLC
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	NextEra Energy Resources, LLC
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP
NERC	North American Electric Reliability Corporation
Note __	Note __ to consolidated financial statements
NOx	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PJM	PJM Interconnection, L.L.C.
PMI	NextEra Energy Power Marketing, LLC
Point Beach	Point Beach Nuclear Power Plant
PTC	production tax credit
PUCT	Public Utility Commission of Texas
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
PV	photovoltaic
Recovery Act	The American Recovery and Reinvestment Act of 2009, as amended
regulatory ROE	return on common equity as determined for regulatory purposes
RFP	request for proposal
ROE	return on common equity
RPS	renewable portfolio standards
RTO	regional transmission organization
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NEER subsidiary has a 33% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
U.S.	United States of America
WCEC	FPL's West County Energy Center

NEE, FPL, NEECH and NEER each has subsidiaries and affiliates with names that may include NextEra Energy, FPL, NextEra Energy Resources, NextEra, FPL Group, FPL Group Capital, FPL Energy, FPLE, NEP and similar references. For convenience and simplicity, in this report the terms NEE, FPL, NEECH and NEER are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context.

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

PART I

Item 1. Business

OVERVIEW

NextEra Energy, Inc. (hereafter, NEE), with approximately 46,400 MW of generating capacity, is one of the largest electric power companies in North America with electric generation facilities located in 27 states in the U.S. and 4 provinces in Canada, and employing approximately 14,300 people as of December 31, 2015. NEE provides retail and wholesale electric services to more than 5.3 million customers and owns generation, transmission and distribution facilities to support its services, as well as has investments in gas infrastructure assets. It also provides risk management services related to power and gas consumption related to its own generation assets and for a limited number of wholesale customers in selected markets. NEE, through NEER, is the largest generator in North America of renewable energy from the wind and sun based on MWh produced. In addition, NEE owns and operates approximately 15% of the installed base of U.S. wind power production capacity and owns and/or operates approximately 9% of the installed base of U.S. utility-scale solar power production capacity as of December 31, 2015. NEE also owns and operates one of the largest fleets of nuclear power stations in the U.S., with eight reactors at five sites located in four states, representing approximately 6% of U.S. nuclear power electric generating capacity as of December 31, 2015. NEE's business strategy has emphasized the development, acquisition and operation of renewable, nuclear and natural gas-fired generation facilities in response to long-term federal policy trends supportive of zero and low air emissions sources of power. NEE's generation fleet has significantly lower rates of emissions of CO2, SO2 and NOx than the average rates of the U.S. electric power industry with approximately 97% of its 2015 generation, measured by MWh produced, coming from renewable, nuclear and natural gas-fired facilities.

NEE was incorporated in 1984 under the laws of Florida and conducts its operations principally through two wholly owned subsidiaries, Florida Power & Light Company (hereafter, FPL) and NextEra Energy Resources, LLC (hereafter, NEER). NextEra Energy Capital Holdings, Inc. (hereafter, NEECH), another wholly owned subsidiary of NEE, owns and provides funding for NEER's and NEE's operating subsidiaries, other than FPL and its subsidiaries. NEE's two principal businesses also constitute NEE's reportable segments for financial reporting purposes. During 2014, NEE formed NEP to acquire, manage and own contracted clean energy projects with stable, long-term cash flows. See II. NEER for further discussion of NEP. NEE's and NEER's generating capacity discussed in this combined Form 10-K includes approximately 480 MW associated with noncontrolling interests related to NEP as of December 31, 2015. See Item 2. Properties.

FPL is a rate-regulated electric utility engaged primarily in the generation, transmission, distribution and sale of electric energy in Florida. FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. based on retail MWh sales. FPL is vertically integrated, with approximately 25,300 MW of generating capacity as of December 31, 2015. FPL's investments in its infrastructure since 2001, such as modernizing less-efficient fossil generation plants to produce more energy with less fuel and fewer air emissions, increasing generating capacity at its existing nuclear units and upgrading its transmission and distribution systems to deliver service reliability that is the best of the Florida investor-owned utilities, have provided significant benefits to FPL's customers, all while providing residential and commercial bills that were among the lowest in Florida and below the national average based on a rate per kWh as of July 2015 (the latest date for which this data is available). With approximately 95% of its power generation coming from natural gas, nuclear and solar, FPL is also one of the cleanest electric utilities in the nation. Based on 2015 information, FPL's emissions rates for CO2, SO2 and NOx were 35%, 97% and 71% lower, respectively, than the average rates of the U.S. electric power industry.

NEER, with approximately 21,100 MW of generating capacity at December 31, 2015, is one of the largest wholesale generators of electric power in the U.S., with 20,120 MW of generating capacity across 25 states, and has 920 MW of generating capacity in 4

Canadian provinces. NEER produces the majority of its electricity from clean and renewable sources, including wind and solar. NEER also provides full energy and capacity requirements services, engages in power and gas marketing and trading activities and invests in natural gas, natural gas liquids and oil production and pipeline infrastructure assets.

NEECH's other business activities are primarily conducted through NEET and FPL FiberNet. Through its subsidiaries, NEET owns and operates rate-regulated transmission facilities, the largest of which is owned by Lone Star, a rate-regulated transmission service provider in Texas. FPL FiberNet delivers wholesale and enterprise telecommunications services in Florida, Texas and certain areas of the South Central U.S.

NEE seeks to create value in its two principal businesses by meeting its customers' needs more economically and more reliably than its competitors, as described in more detail in the following sections. NEE's strategy has resulted in profitable growth over sustained periods at both FPL and NEER. Management seeks to grow each business in a manner consistent with the varying opportunities available to it; however, management believes that the diversification and balance represented by FPL and NEER is a valuable characteristic of the enterprise and recognizes that each business contributes to NEE's credit profile in different ways. FPL and NEER, as well as other NEE subsidiaries, share common support functions with the objective of lowering costs and creating efficiencies for their businesses. During 2013, NEE and its subsidiaries commenced an enterprise-wide initiative focused mainly on improving productivity and reducing O&M expenses (cost savings initiative), and management expects to continue those efforts going forward.

In 2014, NEE and Hawaiian Electric Industries, Inc. (HEI) announced a proposed merger pursuant to which Hawaiian Electric Company, Inc., HEI's wholly owned electric utility subsidiary, will become a wholly owned subsidiary of NEE. The merger agreement contains certain termination rights for both NEE and HEI, including the right of either party to terminate the merger agreement if the merger has not been completed by June 3, 2016. Completion of the merger and the actual closing date remain subject to the satisfaction of certain conditions, including Hawaii Public Utilities Commission approval. See Note 1 - Proposed Merger for further discussion.

NEE'S OPERATING SUBSIDIARIES

I. FPL

FPL was incorporated under the laws of Florida in 1925 and is a wholly owned subsidiary of NEE. FPL is a rate-regulated electric utility and is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. based on retail MWh sales. FPL, with 25,254 MW of generating capacity at December 31, 2015, supplies electric service throughout most of the east and lower west coasts of Florida, serving more than 9.5 million people through approximately 4.8 million customer accounts. At December 31, 2015, FPL's service territory and plant locations are as follows (see Item 2. Properties - Generation Facilities):

FRANCHISE AGREEMENTS AND COMPETITION

FPL's service to its retail customers is provided primarily under franchise agreements negotiated with municipalities or counties. Alternatively, municipalities and counties may form their own utility companies to provide service to their residents. In a very few cases, an FPL franchise agreement provides the respective municipality the right to buy the electrical assets serving local residents at the end of the agreement. However, during the term of a franchise agreement, which is typically 30 years, the municipality or county agrees not to form its own utility, and FPL has the right to offer electric service to residents. FPL currently holds 179 franchise agreements with various municipalities and counties in Florida with varying expiration dates through 2046. None of these franchise agreements expire in 2016, two expire in 2017 and 177 expire during the period 2018 through 2046. These franchise agreements cover approximately 88% of FPL's retail customer base in Florida. Negotiations are ongoing to renew the franchise agreements that expire in 2017. FPL considers its franchises to be adequate for the conduct of its business. FPL also provides service to 12 other municipalities and to 21 unincorporated areas within its service area without franchise agreements pursuant to the general obligation to serve as a public utility. FPL relies upon Florida law for access to public rights of way.

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

In addition to self-generation by residential, commercial and industrial customers, FPL also faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources. In each of 2015, 2014 and 2013, operating revenues from wholesale and industrial customers combined represented approximately 5%, 5% and 3%, respectively, of FPL's total operating revenues.

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

CUSTOMERS AND REVENUE

FPL's primary source of operating revenues is from its retail customer base; it also serves a limited number of wholesale customers within Florida. FPL revenues from wholesale sales increased in both 2015 and 2014, primarily due to an increase in contracted load served under existing and new wholesale contracts. The percentage of FPL's operating revenues and customer accounts by customer class were as follows:

Operating Revenues
6%
4%
36%
54%
7%
3%
36%
54%
8%
1%
37%
54%
2015
2014
2013
Years
Residential
Commercial
Wholesale
Other

2015 Customer Accounts

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

FPL seeks to maintain attractive rates for its customers. Since rates are largely cost-based, maintaining low rates requires a strategy focused on developing and maintaining a low-cost position, including the implementation of ideas generated from the cost savings initiative discussed above. A common benchmark used in the electric power industry for comparing rates across companies is the price of 1,000 kWh of consumption per month for a residential customer. FPL's 2015 average bill for 1,000 kWh of monthly residential usage was the lowest among reporting electric utilities within Florida as indicated below:

POWER DELIVERY

FPL provides service to its customers through an integrated transmission and distribution system that links its generation facilities to its customers. FPL also maintains interconnection facilities with neighboring utilities and non-utility generators inside its service territory, enabling it to buy and sell wholesale electricity and to enhance the reliability of its own network and support the reliability of neighboring networks. FPL's transmission system carries high voltage electricity from its generation facilities to substations where the electricity is stepped down to lower voltage levels and is sent through the distribution system to its customers.

A key element of FPL's strategy is to provide highly reliable service to its customers. The transmission and distribution system is susceptible to interruptions or outages from a wide variety of sources including weather, animal and vegetation interference, traffic accidents, equipment failure and many others, and FPL seeks to reduce or eliminate outages where economically practical and to restore service rapidly when outages occur. A common industry benchmark for transmission and distribution system reliability is the system average interruption duration index (SAIDI), which represents the number of minutes the average customer is without power during a time period. For the five years 2010 - 2014, FPL's average annual SAIDI was the best of the investor-owned utilities in Florida. FPL has accelerated its existing storm hardening and reliability program, to continue strengthening its infrastructure against tropical storms and hurricanes. Also, as part of its commitment to building a smarter, more reliable and efficient electric infrastructure, FPL has installed approximately 4.9 million smart meters and more than 35,000 other intelligent devices throughout the electric grid.

FPL SYSTEM CAPABILITY AND LOAD

At December 31, 2015, FPL's resources for serving load consisted of 26,073 MW, of which 25,254 MW were from FPL-owned facilities (see Item 2. Properties - Generation Facilities) and approximately 819 MW were available through purchased power agreements (see FPL Sources of Generation - Purchased Power below). FPL customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in FPL's service territory. Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time. The highest peak load FPL has served to date was 24,346 MW, which occurred on January 11, 2010. FPL had adequate resources available at the time of this peak to meet customer demand.

FPL's projected reserve margin for the summer of 2016 is approximately 22%. This reserve margin is expected to be achieved through the combination of available output from FPL's active generation units, purchased power agreements and the capability to reduce peak demand through the implementation of demand side management programs, including load management which was estimated at December 31, 2015 to be capable of reducing demand by approximately 1,700 MW, and energy efficiency and conservation programs. See FPL Sources of Generation - Fossil Operations and - Nuclear Operations below regarding generation projects currently under construction.

FPL SOURCES OF GENERATION

FPL relies upon a mix of fuel sources for its generation facilities, along with purchased power, in order to maintain the flexibility to achieve a more economical fuel mix by responding to market and industry developments. See descriptions of fossil, nuclear and solar operations below and a listing of FPL's generation facilities in Item 2. Properties - Generation Facilities.

FPL's 2015 fuel mix based on MWh produced, including purchased power, was as follows:

Oil and Solar are collectively less than 1%

Fossil Operations (Natural Gas, Coal and Oil)

At December 31, 2015, FPL owned and operated 70 units that used fossil fuels, primarily natural gas, and had a joint ownership interest in 3 coal units. Combined, the fossil fleet provided 21,766 MW of generating capacity for FPL. These fossil units are out of service from time to time for routine maintenance or on standby during periods of reduced electricity demand. A common industry benchmark for fossil unit reliability is the equivalent forced outage rate (EFOR), which represents a generation unit's inability to provide electricity when required to operate. For the five years 2010 - 2014, FPL's average annual EFOR was in the top decile among its electric utility fossil fleet peers in the U.S.

FPL's natural gas plants require natural gas transportation, supply and storage. FPL has firm transportation contracts in place for existing pipeline capacity with five different transportation suppliers. These agreements provide for an aggregate maximum delivery quantity of 2,069,000 MMBtu/day with expiration dates ranging from 2016 to 2036 that together are expected to satisfy substantially all of the currently anticipated needs for natural gas transportation through the end of 2016. To the extent desirable, FPL also purchases interruptible natural gas transportation service from these natural gas transportation suppliers based on pipeline availability. FPL has several short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas. The remainder of FPL's natural gas requirements is purchased in the spot market. FPL has an agreement for the storage of natural gas that expires in 2017. See Note 14 - Contracts.

In 2013, the FPSC approved FPL's 25-year natural gas transportation agreements with each of Sabal Trail and Florida Southeast Connection for a quantity of 400,000 MMBtu/day beginning on May 1, 2017 and increasing to 600,000 MMBtu/day on May 1, 2020. These new agreements, when combined with FPL's existing agreements, are expected to satisfy substantially all of FPL's natural gas transportation needs through at least 2020. FPL's firm commitments under the new agreements are contingent upon the occurrence of certain events, including the FERC's approval of applications by each of Sabal Trail and Florida Southeast Connection for authorization of their pipeline projects and of the application by Transcontinental Gas Pipe Line Company, LLC (Transco) for authorization of a pipeline expansion project and the lease of pipeline capacity to Sabal Trail, as well as completion of construction of the pipeline system to be built by Sabal Trail and Florida Southeast Connection. In February 2016, the FERC issued an order granting the requested authorizations, subject to certain conditions. Sabal Trail, Florida Southeast Connection and Transco are

evaluating the conditions, and one or more of them are currently expected to request a rehearing. See NEER - Generation and Other Operations - Natural Gas Pipelines below and Note 14 - Contracts.

In March 2015, after receiving FPSC approval, a wholly owned subsidiary of FPL partnered with a third party to develop up to 38 natural gas production wells in the Woodford Shale region in southeastern Oklahoma and in return began receiving its ownership share of the natural gas produced from these wells. In July 2015, the FPSC approved a set of guidelines under which FPL could participate in additional natural gas production projects through investments of up to $500 million annually with an escalating annual production cap as a percent of FPL's total natural gas burn, with an emphasis on investing in proven and probable reserves. These investments in long-term natural gas supplies will provide FPL with a physical hedge on the price of natural gas to fuel its fossil generation fleet. FPL will recover the costs associated with the investments in these natural gas production wells through the fuel clause. In 2015, the State of Florida Office of Public Counsel (Office of Public Counsel) and Florida Industrial Power Users Group have each filed notices of appeal to the Florida Supreme Court challenging the FPSC's approval of FPL's initial investment in the Woodford Shale natural gas production wells and challenging the FPSC's approval of the guidelines, which appeals are pending.

St. Johns River Power Park (SJRPP) Units Nos. 1 and 2, coal-fired units in which FPL has a joint ownership interest, have firm coal supply and transportation contracts for all of their fuel and transportation needs through 2017. Scherer Unit No. 4, the other coal-fired unit in which FPL has a joint ownership interest, has firm coal supply contracts for a portion of its fuel needs through 2016, and transportation contracts for all of its needs through 2019 and a portion of its needs through 2028. Any of the remaining fuel requirements for these coal-fired units, as well as for a 250 MW coal-fired generation facility located in Jacksonville, Florida that was purchased in September 2015 (Cedar Bay), will be obtained in the spot market. See Note 14 - Contracts and Note 1 - Rate Regulation. With respect to its oil plants, FPL obtains its fuel requirements in the spot market.

Capital Initiatives

New Generation Facility Proposed - In January 2016, the FPSC approved FPL's proposal to build a new approximately 1,600 MW natural gas-fired combined-cycle unit in Okeechobee County, Florida, with a planned in-service date of mid-2019. This new unit is also subject to approval by the Siting Board (comprised of the governor and cabinet) under the Florida Electrical Power Plant Siting Act, which decision is expected by the end of 2016.

Modernization Project - FPL is in the process of modernizing its Port Everglades power plant to a high-efficiency natural gas-fired unit that is expected to provide approximately 1,240 MW of capacity and be placed in service by April 2016.

Peaker Upgrade Project - FPL is in the process of replacing 44 of its 48 gas turbines at its Lauderdale, Port Everglades and Fort Myers facilities, totaling approximately 1,700 MW of capacity, with 7 high-efficiency, low-emission turbines at its Lauderdale and Fort Myers facilities, totaling approximately 1,610 MW of capacity, by December 2016. In addition, FPL is upgrading 2 additional simple-cycle combustion turbines at its Fort Myers facility, which are expected to add an additional 50 MW of capacity by December 2016.

Nuclear Operations

At December 31, 2015, FPL owned, or had undivided interests in, and operated the following four nuclear units with a total net generating capacity of 3,453 MW.

Facility	MW	Operating License Expiration Dates
St. Lucie Unit No. 1	981	2036
St. Lucie Unit No. 2	840	2043
Turkey Point Unit No. 3	811	2032
Turkey Point Unit No. 4	821	2033

FPL has several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from late February 2016 through 2031. See Note 14 - Commitments. NRC regulations require FPL to submit a plan for decontamination and decommissioning five years before the projected end of plant operation. FPL's current plans, under the applicable operating licenses, provide for prompt dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2032 and 2033, respectively. Current plans provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 commencing in 2043.

Projects to Add Additional Capacity. FPL's need petition for two additional nuclear units at its Turkey Point site was approved by the FPSC in 2008 and FPL is moving forward with activities necessary to obtain all permits, licenses and approvals necessary for construction and operation of the units. The two units are expected to add a total of approximately 2,200 MW of capacity. The timing of commercial operation will be subject to various regulatory approvals from the FPSC and other agencies which will be required throughout the licensing and development processes and the nuclear units are expected to be placed in-service in 2027 and 2028. The NRC's decision regarding issuance of the licenses for the two units is expected in mid-2017.

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

Facility	Next Scheduled Refueling Outage
St. Lucie Unit No. 1	September 2016
St. Lucie Unit No. 2	March 2017
Turkey Point Unit No. 3	March 2017
Turkey Point Unit No. 4	March 2016

Spent Nuclear Fuel. FPL's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which are expected to provide sufficient storage of spent nuclear fuel at these facilities through license expiration. In 2014, the NRC issued its Continued Storage of Spent Nuclear Fuel Rule which supports the NRC's determination that licensees can safely store spent nuclear fuel at nuclear power plants indefinitely. Various parties have filed petitions with the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) challenging the rule and requesting that the NRC suspend final reactor licensing decisions in all open NRC licensing proceedings (including the licensing proceeding for two additional nuclear units at FPL's Turkey Point site) alleging that the rule is deficient. Briefs were filed in November 2015 and oral argument has been scheduled for late February 2016.

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

Yucca Mountain - In 2010, the DOE filed a motion with the NRC to withdraw its license application for a nuclear waste repository at Yucca Mountain, which request was denied. In 2011, the NRC issued an order suspending the Yucca Mountain licensing proceeding, which order was challenged, and in 2013, the D.C. Circuit issued an order requiring the NRC to proceed with the legally mandated licensing process for a nuclear waste repository at Yucca Mountain. The NRC has completed the technical review of the application and is planning to supplement the DOE's environmental impact statement. Certain requirements must be met before the NRC can issue a license for the repository.

Solar Operations

Solar generation can be provided primarily through two conventions: utility-owned and customer-owned or leased. In utility-owned solar generation, the energy generated goes directly to the electric grid, whereas customer-owned or leased solar generation generally goes directly to the location it is serving with any excess over that local need being fed back to the electric grid. There are two principal solar technologies used for utility-scale projects: PV and thermal. At December 31, 2015, FPL owned and operated two solar PV generation facilities, which provided a total of 35 MW of generating capacity, and a 75 MW solar thermal hybrid facility. FPL supports the advancement of solar generation primarily for its fuel diversity and emissions reduction benefits, and plans to continue to support, study and pursue solar generation that is beneficial for FPL's customers. FPL is in the process of building three solar PV projects that are expected to provide approximately 74 MW each and be placed into service by the end of 2016.

Purchased Power

In addition to owning generation facilities, FPL also purchases power and capacity from non-utility generators and other utilities to meet customer demand through long-term purchased power agreements. As of December 31, 2015, FPL's long-term purchased power agreements provided for the purchase of approximately 819 MW of power with expiration dates ranging from 2021 through 2034. See Note 14 - Contracts. On occasion, FPL may procure short-term power and capacity for both economic and reliability purposes. In September 2015, FPL assumed ownership of Cedar Bay and terminated FPL's long-term purchased power agreement for substantially all of the facility’s capacity and energy. See Note 1 - Rate Regulation.

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

Base Rates. In general, the basic costs of providing electric service, other than fuel and certain other costs, are recovered through base rates, which are designed to recover the costs of constructing, operating and maintaining the utility system. These basic costs include O&M expenses, depreciation and taxes, as well as a return on FPL's investment in assets used and useful in providing electric service (rate base). At the time base rates are established, the allowed rate of return on rate base approximates the FPSC's determination of FPL's estimated weighted-average cost of capital, which includes its costs for outstanding debt and an allowed ROE. The FPSC monitors FPL's actual regulatory ROE through a surveillance report that is filed monthly by FPL with the FPSC. The FPSC does not provide assurance that any regulatory ROE will be achieved. Base rates are determined in rate proceedings or through negotiated settlements of those proceedings. Proceedings can occur at the initiative of FPL or upon action by the FPSC. Base rates remain in effect until new base rates are approved by the FPSC.

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

•
Retail base rates will be increased by the annualized base revenue requirements for FPL's three modernization projects (Cape Canaveral, Riviera Beach and Port Everglades) as each of the modernized power plants becomes operational. (Cape Canaveral and Riviera Beach became operational in April 2013 and April 2014, respectively, and Port Everglades is expected to be operational by April 2016.)

•	Cost recovery of WCEC Unit No. 3, which was placed in service in May 2011, will continue to occur through the capacity clause.

•
Subject to certain conditions, FPL may amortize, over the term of the 2012 rate agreement, a depreciation reserve surplus remaining at the end of 2012 under a previous rate agreement (approximately $224 million) and may amortize a portion of FPL's fossil dismantlement reserve up to a maximum of $176 million (collectively, the reserve), provided that in any year of the 2012 rate agreement, FPL must amortize at least enough reserve to maintain a 9.50% earned regulatory ROE but may not amortize any reserve that would result in an earned regulatory ROE in excess of 11.50%. See below regarding a subsequent reduction in the reserve amount.

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

•
An incentive mechanism whereby customers will receive 100% of certain gains, including, but not limited to, gains from the purchase and sale of electricity and natural gas (including transportation and storage), up to a specified threshold; gains exceeding that specified threshold will be shared by FPL and its customers (incentive mechanism).

In August 2015, the FPSC approved a stipulation and settlement between the Office of Public Counsel and FPL regarding issues relating to the ratemaking treatment for FPL’s purchase of Cedar Bay. As part of this settlement, the amount of the reserve was reduced by $30 million to $370 million, unless FPL needs the entire $400 million reserve to maintain a minimum regulatory ROE of 9.50%. In October 2015, the Florida Industrial Power Users Group filed a notice of appeal challenging the FPSC's approval of this settlement, which is pending before the Florida Supreme Court.

In January 2016, FPL filed a formal notification with the FPSC indicating its intent to initiate a base rate proceeding, consisting of a four-year rate plan that would begin in January 2017 following the expiration of the 2012 rate agreement at the end of 2016. The notification stated that, based on preliminary estimates, FPL expects to request an increase to base annual revenue requirements of (i) approximately $860 million effective January 2017, (ii) approximately $265 million effective January 2018, and (iii) approximately $200 million effective when the proposed natural gas-fired combined-cycle unit in Okeechobee County, Florida becomes operational, which is expected to occur in mid-2019 (see FPL Sources of Generation - Fossil Operations - Capital Initiatives above). Under the proposed rate plan, FPL commits that if its requested adjustments to base annual revenue requirements are approved, it will not request further adjustments for 2020. In addition, FPL expects to propose an allowed regulatory ROE midpoint of 11.50%, which includes a 50 basis point performance adder. FPL expects to file its formal request to initiate a base rate proceeding in March 2016.

Cost Recovery Clauses. Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through the various clauses, include substantially all fuel, purchased power and interchange expense, certain construction-related costs and conservation and certain environmental-related costs. Cost recovery clause costs are recovered through levelized monthly charges per kWh or kW, depending on the customer's rate class. These cost recovery clause charges are calculated at least annually based on estimated costs and estimated customer usage for the following year, plus or minus true-up adjustments to reflect the estimated over or under recovery of costs for the current and prior periods. An adjustment to the levelized charges may be approved during the course of a year to reflect revised estimates.

Fuel costs and energy charges under the purchased power agreements are recovered from customers through the fuel clause, the most significant of the cost recovery clauses in terms of operating revenues. FPL uses a risk management fuel procurement program which has been approved by the FPSC. The FPSC reviews the program activities and results for prudence annually as part of its review of fuel costs. The program is intended to manage fuel price volatility by locking in fuel prices for a portion of FPL's fuel requirements. See FPL Energy Marketing and Trading above, Note 1 - Rate Regulation and Note 3. Costs associated with FPL’s investments in natural gas production wells are also recovered through the fuel clause. See FPL Sources of Generation - Fossil Operations above.

Capacity payments to non-utility generators and other utilities, the cost of WCEC Unit No. 3 (reported as retail base revenues) and a portion of the acquisition cost of Cedar Bay, among other things, are recovered from customers through the capacity clause. See Note 1 - Rate Regulation. In accordance with the FPSC's nuclear cost recovery rule, FPL also recovers pre-construction costs and carrying charges (equal to a pretax AFUDC rate) on construction costs for new nuclear capacity through the capacity clause. As property related to the new nuclear capacity goes into service, construction costs and a return on investment are recovered through base rate increases effective beginning the following January. See FPL Sources of Generation - Nuclear Operations above.

Costs associated with implementing energy conservation programs are recovered from customers through the energy conservation cost recovery clause. Certain costs of complying with federal, state and local environmental regulations enacted after April 1993 and costs associated with FPL's three operating solar facilities are recovered through the environmental cost recovery clause (environmental clause).

The FPSC has the authority to disallow recovery of costs that it considers excessive or imprudently incurred. These costs may include, among others, fuel and O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities.

FERC

The Federal Power Act grants the FERC exclusive ratemaking jurisdiction over wholesale sales of electricity and the transmission of electricity and natural gas in interstate commerce. Pursuant to the Federal Power Act, electric utilities must maintain tariffs and rate schedules on file with the FERC which govern the rates, terms and conditions for the provision of FERC-jurisdictional wholesale power and transmission services. The Federal Power Act also gives the FERC authority to certify and oversee a national electric reliability organization with authority to establish and independently enforce mandatory reliability standards applicable to all users, owners and operators of the bulk-power system. See NERC below. Electric utilities are subject to accounting, record-keeping and reporting requirements administered by the FERC. The FERC also places certain limitations on transactions between electric utilities and their affiliates.

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

FPL EMPLOYEES

FPL had approximately 8,800 employees at December 31, 2015. Approximately 34% of the employees are represented by the International Brotherhood of Electrical Workers (IBEW) under a collective bargaining agreement with FPL that expires October 31, 2017.

II. NEER

NEER was formed in 1998 to aggregate NEE's competitive energy businesses. It is a limited liability company organized under the laws of Delaware and is a wholly owned subsidiary of NEECH. Through its subsidiaries, NEER currently owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets primarily in the U.S., as well as in Canada and Spain. See Note 15. NEER is one of the largest wholesale generators of electric power in the U.S., with 21,140 MW of generating capacity across 25 states, 4 Canadian provinces and 1 Spanish province as of December 31, 2015. NEER produces the majority of its electricity from clean and renewable sources as described more fully below. NEER is the largest generator in North America of electric power from wind and utility-scale solar energy projects based on MWh produced.

NEER also engages in energy-related commodity marketing and trading activities, including entering into financial and physical contracts, to hedge the production from its generation assets that is not sold under long-term power supply agreements. These contracts primarily include power and gas commodities and their related products, as well as providing full energy and capacity requirements services primarily to distribution utilities in certain markets and offering customized power and gas and related risk management services to wholesale customers. In addition, NEER participates in natural gas, natural gas liquids and oil production through non-operating ownership interests, and in pipeline infrastructure development, construction, management and operations, through either wholly owned subsidiaries or noncontrolling or joint venture interests, hereafter referred to as the gas infrastructure business. NEER also hedges the expected output from its gas infrastructure production assets to protect against price movements. During the fourth quarter of 2015, the natural gas pipeline projects that were previously reported in Corporate and Other were moved to the NEER segment reflecting the overall scale of the natural gas pipeline investments and management of these projects within NEER's gas infrastructure business. See Note 15.

As discussed in the Overview above, during 2014, NEP was formed to acquire, manage and own contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NEP OpCo. Through an indirect wholly owned subsidiary, NEE owns 101,440,000 common units of NEP OpCo representing a noncontrolling interest in NEP's operating projects of approximately 76.8% as of December 31, 2015. NEE owns a controlling general partner interest in NEP and consolidates NEP for financial reporting purposes. See Note 1 - NextEra Energy Partners, LP. As of December 31, 2015, NEP, through the combination of NEER's contribution of energy projects to NEP OpCo in connection with NEP’s IPO in July 2014 and the acquisition of additional energy projects from NEER in 2015, owns a portfolio of 19 wind and solar projects with generating capacity totaling approximately 2,210 MW and long-term contracted natural gas pipeline assets as discussed below. In addition, NEP OpCo has a right of first offer for certain of NEER's assets (ROFO assets) if NEER should seek to sell the assets. The ROFO assets remaining as of December 31, 2015, include contracted wind and solar projects, some of which are under construction, with a combined capacity of approximately 1,076 MW. Included in the ROFO assets are three solar projects that, upon completion of construction, are expected to have a total generating capacity of 277 MW. In 2015, NEP OpCo issued 2 million NEP OpCo Class B Units to NEER in exchange for an approximately 50% ownership interest in the three solar projects. NEER, as holder of the Class B Units, will retain 100% of the economic interests if, and until, NEER offers to sell the economic interests to NEP and NEP accepts such offer. In October 2015, NEP completed the acquisition of the membership interests in NET Holdings Management, LLC (Texas pipeline business), a developer, owner and operator of a portfolio of seven intrastate long-term contracted natural gas pipeline assets located in Texas (Texas pipelines). See Generation and Other Operations - Contracted, Merchant and Other Operations - Other Operations below.

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

The degree and nature of competition that NEER faces is different in wholesale markets and in retail markets. During 2015, approximately 92% of NEER's revenue was derived from wholesale electricity markets.

Wholesale power generation is a capital-intensive, commodity-driven business with numerous industry participants. NEER primarily competes on the basis of price, but believes the green attributes of NEER's generation assets, its creditworthiness and its ability to offer and manage reliable customized risk solutions to wholesale customers are competitive advantages. Wholesale power generation is a regional business that is highly fragmented relative to many other commodity industries and diverse in terms of industry structure. As such, there is a wide variation in terms of the capabilities, resources, nature and identity of the companies NEER competes with depending on the market. In wholesale markets, customers' needs are met through a variety of means, including long-term bilateral contracts, standardized bilateral products such as full requirements service and customized supply and risk management services.

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

NEER competes in different regions to different degrees, but in general it seeks to enter into long-term bilateral contracts for the full output of its generation facilities, and, as of December 31, 2015, approximately 66% of NEER's generating capacity is fully committed under long-term contracts. Where long-term contracts are not in effect, NEER sells the output of its facilities into daily spot markets. In such cases, NEER will frequently enter into shorter term bilateral contracts, typically of less than three years duration, to hedge the price risk associated with selling into a daily spot market. Such bilateral contracts, which may be hedges either for physical delivery or for financial (pricing) offset, may only protect a portion of the revenue that NEER expects to derive from the associated generation facility and may not qualify for hedge accounting under GAAP. Contracts that serve the economic purpose of hedging some portion of the expected revenue of a generation facility but are not recorded as hedges under GAAP are referred to as “non-qualifying hedges” for adjusted earnings purposes. See Management's Discussion - Overview - Adjusted Earnings.

Certain facilities within the NEER wind and solar generation portfolio produce renewable energy credits (RECs) and other environmental attributes which are typically sold along with the energy from the plants under long-term contracts, or may be sold separately for the wind and solar generation not sold under long-term contracts. The purchasing party is solely entitled to the reporting rights and ownership of the environmental attributes.

While the majority of NEER's revenue is derived from the output of its generation facilities, NEER is also an active competitor in several regions in the wholesale full requirements business and in providing structured and customized power and fuel products and services to a variety of customers. In the full requirements service, typically, the supplier agrees to meet the customer's needs for a full range of products for every hour of the day, at a fixed price, for a predetermined period of time, thereby assuming the risk of fluctuations in the customer's volume requirements.

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

GENERATION AND OTHER OPERATIONS

NEER sells products associated with its own generation facilities (energy, capacity, RECs and ancillary services) in competitive markets in regions where those facilities are located. Customer transactions may be supplied from NEER generation facilities or from purchases in the wholesale markets, or from a combination thereof.

At December 31, 2015, the locations of NEER's generation facilities in North America are as follows:

NEER generation facilities in operation

U.S. states and Canadian provinces with projects in operation

At December 31, 2015, NEER managed or participated in the management of essentially all of its generation projects in which it has an ownership interest.

NEER categorizes its portfolio in a number of different ways for different business purposes. See a listing of NEER's generation facilities in Item 2. Properties - Generation Facilities. The following presentation details NEER operations and fuel/technology mix, which NEE commonly uses in communicating information about its business:

Contracted, Merchant and Other Operations

NEER's portfolio of generation operations based on the presence/absence of long-term power sales agreements and other operations is described below.

Contracted Generation Assets. Contracted generation assets are generation facilities with long-term power sales agreements for substantially all of their capacity and/or energy output and certain wind assets where long-term power sales agreements are expected to be executed. At December 31, 2015, NEER had 14,317 MW of contracted generation assets, substantially all of which have long-term power sales agreements, representing approximately 66% of its total operating generation portfolio. Essentially all of the output of these contracted generation assets were under power sales agreements, with a weighted-average remaining contract life of approximately 15 years, and the nuclear facilities have firm nuclear fuel-related contracts with expiration dates ranging from late February 2016 through 2032. See Note 14 - Contracts. Of the total capacity of contracted generation assets, 10,571 MW is wind generation, 1,621 MW is nuclear generation and 1,121 MW is solar generation. The remaining 1,004 MW use fuels such as natural gas and oil.

Merchant Generation Assets. Merchant generation assets are generation facilities that do not have long-term power sales agreements to sell their capacity and/or energy output, or, in the case of certain wind assets, are not expected to have long-term power sales agreements, and therefore require active marketing and hedging. At December 31, 2015, NEER's portfolio of merchant generation assets consists of 6,823 MW of owned wind, nuclear, natural gas, oil and solar generation facilities, including 846 MW of peak generation facilities. Approximately 59% (based on net MW capability) of the natural gas-fueled merchant generation assets have natural gas transportation agreements to provide for fluctuating natural gas requirements. See NEER Fuel/Technology Mix - Natural Gas Facilities below and Note 14 - Contracts. Derivative instruments (primarily swaps, options, futures and forwards) are generally used to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases. Managing market risk through these instruments introduces other types of risk, primarily counterparty, credit and operational risks.

Other Operations. NEER's operations also include the gas infrastructure business and the customer supply and proprietary power and gas trading businesses. The gas infrastructure business includes non-operating ownership interests in investments located in oil and gas shale formations primarily in the Midwest and South regions of the U.S. NEER continues to pursue in a selective way opportunities in the upstream (exploration and production) area when it believes the return potential is attractive and to gain insight into the natural gas industry. The gas infrastructure business also has investments in pipeline infrastructure assets located primarily in the South, Southeast and Northeast regions of the U.S. During 2015, NEER, through NEP, acquired the Texas pipeline business, including pipelines with a total existing capacity of approximately 4 Bcf per day, of which 3 Bcf per day is contracted with firm ship-or-pay contracts that have a weighted-average remaining contract life of approximately 16 years as of December 31, 2015. In addition, subsidiaries of NEER are pursuing regulatory approvals to move forward with three natural gas pipeline projects either directly or through joint venture investments. See Natural Gas Pipelines for a description of the natural gas pipelines. See NEER Customer Supply and Proprietary Power and Gas Trading for a description of the customer supply and propriety power and gas trading businesses.

NEER Fuel/Technology Mix

NEER's power generation is produced using a variety of fuel sources as further described below.

NEER's power generation in terms of MWh produced for the year ended December 31, 2015 by fuel type is as follows:

Wind Facilities

At December 31, 2015, NEER had ownership interests in wind generation facilities with a total net generating capacity of 12,414 MW. NEER operates all of these wind facilities, which are located in 19 states in the U.S. and 4 provinces in Canada. During 2015, NEER added approximately 1,031 MW of new U.S. wind generation and 176 MW of new Canadian wind generation, and sold, decommissioned or dismantled wind facilities with generating capacity totaling 220 MW. NEER expects to add new contracted wind generation of approximately 1,400 MW in 2016. See Policy Incentives for Renewable Energy Projects below for additional discussion of NEER's expectations regarding wind development and construction.

Solar Facilities

At December 31, 2015, NEER had ownership interests in PV and solar thermal facilities with a total net generating capacity of 1,026 MW, including approximately 285 MW added in 2015. NEER operates the majority of these solar facilities, which are located in 4 states in the U.S. and 1 province in Canada. NEER expects to add new contracted solar generation of approximately 1,100 MW in 2016. In addition, NEER and its affiliates own solar thermal facilities with generating capacity of 99.8 MW in Spain (Spain solar projects). See Note 14 - Spain Solar Projects for developments that impact the Spain solar projects.

Natural Gas Facilities

At December 31, 2015, NEER had ownership interests in and operated natural gas facilities with a total net generating capacity of 4,083 MW. Approximately 1,004 MW of this net generating capacity is from contracted natural gas assets located throughout the Northeastern U.S. In November 2015, a subsidiary of NEER entered into an agreement to sell its ownership interest in its merchant natural gas generation facilities located in Texas, which have a total generating capacity of 2,884 MW at December 31, 2015. The transaction is expected to close in the first quarter of 2016, pending the receipt of necessary regulatory approvals and satisfaction of other customary closing conditions.

Nuclear Facilities

At December 31, 2015, NEER owned, or had undivided interests in, and operated the following four nuclear units with a total net generating capacity of 2,721 MW.

Facility	Location	MW	Portfolio Category	Operating License Expiration Dates
Seabrook	New Hampshire	1,100	Merchant	2030	(a)
Duane Arnold	Iowa	431	Contracted(b)	2034
Point Beach Unit No. 1	Wisconsin	595	Contracted(c)	2030
Point Beach Unit No. 2	Wisconsin	595	Contracted(c)	2033
______________________

(a)	In 2010, NEER filed an application with the NRC to renew Seabrook's operating license for an additional 20 years, which license renewal is dependent on NRC regulatory approvals.

(b)	NEER sells all of its share of the output of Duane Arnold under a long-term contract expiring in December 2025.

(c)	NEER sells all of the output of Point Beach Units Nos. 1 and 2 under long-term contracts through their current operating license expiration dates.

NEER's nuclear facilities have several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from late February 2016 through 2032. See Note 14 - Contracts. NEER is responsible for all nuclear unit operations and the ultimate decommissioning of the nuclear units, the cost of which is shared on a pro-rata basis by the joint owners for the jointly-owned units. NRC regulations require plant owners to submit a plan for decontamination and decommissioning five years before the projected end of plant operation.

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

Facility	Next Scheduled Refueling Outage
Seabrook	April 2017
Duane Arnold	October 2016
Point Beach Unit No. 1	March 2016
Point Beach Unit No. 2	March 2017

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

Oil Facilities

At December 31, 2015, NEER had 796 MW of oil-fired generation facilities located in Maine.

Policy Incentives for Renewable Energy Projects

U.S. federal, state and local governments have established various incentives to support the development of renewable energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Wind and solar projects qualify for the U.S. federal Modified Accelerated Cost Recovery System depreciation schedule. This schedule allows a taxpayer to recognize the depreciation of tangible property on a five-year basis even though the useful life of such property is generally greater than five years. The PTC currently provides an income tax credit for the production of electricity from utility-scale wind turbines for the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Most recently, in December 2015, the PTC was extended for five years, subject to the phase down schedule in the table below. The Internal Revenue Service (IRS) previously issued guidance related to which projects will qualify for the PTC including, among other things, criteria for the beginning of construction of a project and the continuous program of construction or the continuous efforts to advance the project to completion. The IRS has not updated its guidance for the December 2015 extension. Alternatively, wind project developers can choose to receive a 30% ITC, in lieu of the PTC, subject to the phase down schedule in the table below.

Solar project developers are also eligible to receive a 30% ITC for new solar projects, or can elect to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC (convertible ITC) for qualifying solar projects where construction began before the end of 2011 and the projects are placed in service before 2017. In December 2015, the 30% ITC for new solar projects was extended, subject to the following phase down schedule.

	Year construction of project begins
	2015	2016	2017	2018	2019	2020	2021	2022
PTC(a)	100%	100%	80%	60%	40%	-	-	-
Wind ITC	30%	30%	24%	18%	12%	-	-	-
Solar ITC(b)	30%	30%	30%	30%	30%	26%	22%	10%
______________________

(a)	Percentage of the full PTC available for wind projects that begin construction during the applicable year.

(b)	ITC is limited to 10% for projects not placed in service before January 1, 2024.

Other countries, including Canada and Spain, provide for incentives like feed-in-tariffs for renewable energy projects. The feed-in-tariffs promote renewable energy investments by offering long-term contracts to renewable energy producers, typically based on the cost of generation of each technology.

Natural Gas Pipelines

At December 31, 2015, NEER had approximately $2.5 billion invested in the following natural gas pipelines:

	Miles of Pipeline	Pipeline Location/Route	NEER's Ownership	Total Capacity (per day)	Actual/Expected In-Service Dates
Operational:
Texas Pipelines(a)	542	South Texas	72.98%(b)	4.05 Bcf	1950 - 2014
In Development or Under Construction:
Sabal Trail(c)	515	Southwestern Alabama to Central Florida	33%	0.83 Bcf - 1.075 Bcf	Mid-2017 - Mid-2021
Florida Southeast Connection(c)	126	Central Florida to Martin County, Florida	100%	0.64 Bcf	Mid-2017
Mountain Valley Pipeline(d)	301	Marcellus and Utica shale regions to markets in the Mid-Atlantic and Southeast regions of the U.S.	35%(e)	2.00 Bcf	End of 2018
______________________

(a)
Represents a portfolio of seven natural gas pipelines; of which a third party owns a 10% interest in a 120 mile pipeline with a daily capacity of approximately 2.3 Bcf. There are planned expansion projects for the three largest pipelines in the portfolio (which represent approximately 90% of total capacity per day of the Texas pipelines) that, if completed, are expected to provide an additional 1.5 Bcf of capacity per day by the end of 2017.

(b)	Represents NEER's interest in the Texas pipelines.

(c)	Construction of the natural gas pipelines is subject to certain conditions. See FPL - FPL Sources of Generation - Fossil Operations and Note 14 - Commitments and - Contracts.

(d)	Construction of the natural gas pipeline is subject to certain conditions, including FERC approval. See Note 14 - Commitments.

(e)	Represents expected ownership depending on the ultimate size and scope of the natural gas pipeline project.

NEER CUSTOMER SUPPLY AND PROPRIETARY POWER AND GAS TRADING

NEER's customer supply and proprietary power and gas trading businesses engage in energy-related commodity marketing and trading activities, provide commodities-related products to customers and include the operations of a retail electricity provider. PMI, a subsidiary of NEER, buys and sells wholesale energy commodities, such as electricity, natural gas and oil. PMI sells the output from NEER's plants that is not sold under long-term contracts and procures the fossil fuel for use by NEER's generation fleet. One of its primary roles is to manage the commodity risk of NEER's portfolio. PMI uses derivative instruments such as swaps, options, futures and forwards to manage the risk associated with fluctuating commodity prices and to optimize the value of NEER's power generation and gas infrastructure production assets. PMI also markets and trades energy-related commodity products and provides a wide range of electricity and fuel commodity products as well as marketing and trading services to customers. PMI's customer supply business provides full energy and capacity requirements to customers.

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

At December 31, 2015, NEER had ownership interests in operating independent power projects located in the U.S. that have received exempt wholesale generator status as defined under the Public Utility Holding Company Act of 2005, which represent approximately 99% of NEER's net generating capacity in the U.S. Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers. They are barred from selling electricity directly to retail customers. NEER's exempt wholesale generators produce electricity from wind, fossil fuels, solar and nuclear facilities. Essentially all of the remaining 1% of NEER's net generating capacity has qualifying facility status under the PURPA. NEER's qualifying facilities generate electricity primarily from wind, solar and fossil fuels. Qualifying facility status exempts the projects from, among other things, many of the provisions of the Federal Power Act, as well as state laws and regulations relating to rates and financial or organizational regulation of electric utilities. While projects with qualifying facility and/or exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

Additionally, most of the NEER facilities located in the U.S. are subject to FERC regulations and market rules, the NERC's mandatory reliability standards and all of its facilities are subject to environmental laws and the EPA's environmental regulations, and its nuclear facilities are also subject to the jurisdiction of the NRC. See FPL - FPL Regulation for additional discussion of FERC, NERC, NRC and EPA regulations. With the exception of facilities located in ERCOT, the FERC has jurisdiction over various aspects of NEER's business in the U.S., including the oversight and investigation of competitive wholesale energy markets, regulation of the transmission and sale of natural gas, and oversight of environmental matters related to natural gas projects and major electricity policy initiatives. The PUCT has jurisdiction, including the regulation of rates and services, oversight of competitive markets, and enforcement of statutes and rules, over NEER facilities located in ERCOT.

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

NEER EMPLOYEES

NEER and its subsidiaries had approximately 5,000 employees at December 31, 2015. Certain subsidiaries of NEER have collective bargaining agreements with the IBEW, the Utility Workers Union of America, the Security Police and Fire Professionals of America and the International Union of Operating Engineers, which collectively represent approximately 18% of NEER's employees. The majority of the collective bargaining agreements have three-year terms and expire between September 2016 and 2019.

III. OTHER NEE OPERATING SUBSIDIARIES

Corporate and Other represents other business activities, primarily NEET and FPL FiberNet. See Note 15.

NEET

NEET, a wholly owned subsidiary of NEECH, is a limited liability company organized under the laws of Delaware. Through its subsidiaries, NEET owns and operates rate-regulated transmission facilities, the largest of which is owned by Lone Star, and is pursuing opportunities to develop, build and operate new transmission facilities throughout North America. In 2013, an entity in which an affiliate of NEET has a joint venture investment was selected to complete development work for a 250-mile transmission line in Northwestern Ontario, Canada. Once development is complete, subject to Ontario Energy Board approval, this entity is expected to construct, own and operate the new transmission line that is projected to begin service in 2020. In 2015, a wholly owned subsidiary of NEET was awarded the rights to develop, construct, own and operate two transmission support projects in California, which projects, subject to certain regulatory approvals, are expected to begin service in 2017 and 2019, respectively.

Lone Star

Lone Star, a rate-regulated transmission service provider in Texas, is a limited liability company organized under the laws of Delaware. Lone Star owns and operates approximately 330 miles of 345 kilovolt (kV) transmission lines and other associated facilities. Lone Star is subject to regulation by a number of federal, state and other agencies, including, but not limited to, the PUCT, the ERCOT, the NERC and the EPA, as well as limited regulations of the FERC. See FPL - FPL Regulation for further discussion of FERC, NERC and EPA regulations and NEE Environmental Matters. The PUCT has jurisdiction over a wide range of Lone Star's business activities, including, among others, rates charged to customers and certain aspects of the operation of transmission systems. The

PUCT sets rates at a level that allows Lone Star the opportunity to collect from customers total revenues (revenue requirements) equal to Lone Star's cost of providing service, including a reasonable rate of return on invested capital.

In 2014, the PUCT approved a stipulation and settlement between Lone Star and all intervenors relating to Lone Star’s base rate petition. The stipulation and settlement provides for an annual revenue requirement of approximately $102 million based on a $694 million rate base, a regulatory equity ratio of 45%, an allowed regulatory ROE of 9.6% and certain operating expenses.

FPL FIBERNET

FPL FiberNet conducts its business through two separate wholly owned subsidiaries of NEECH. One subsidiary was formed in 2000 to enhance the value of NEE's fiber-optic network assets that were originally built to support FPL operations and the other was formed in 2011 to hold fiber-optic network assets which were acquired. Both subsidiaries are limited liability companies organized under the laws of Delaware. FPL FiberNet leases fiber-optic network capacity and dark fiber to FPL and other customers, primarily telephone, wireless, and internet companies. FPL FiberNet's networks cover most of the metropolitan areas in Florida and several in Texas. FPL FiberNet also has a long-haul network providing bandwidth at wholesale rates. The long-haul network connects major cities in Florida and Texas with additional connectivity to the Eastern and South Central U.S. At December 31, 2015, FPL FiberNet's network consisted of approximately 9,230 route miles. FPL FiberNet is subject to regulation by the Federal Communications Commission which has jurisdiction over wire and wireless communication networks and by the public utility commissions in the states in which it provides intrastate telecommunication services.

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

•
Clean Water Act Section 316(b). In 2014, the EPA issued its final rule under Section 316(b) of the Clean Water Act outlining the process and framework for determining the Best Technology Available to reduce the impact on aquatic organisms from once-through cooling water intake systems. Under the rule, potentially eleven of FPL's facilities and five of NEER's facilities may be required to add additional controls and/or make operational changes to comply. NEE and FPL are analyzing the final rule, and the ultimate impacts of the rule will evolve over years of site specific studies, permit evaluations and negotiations. Therefore, the impact of any final compliance obligations is uncertain at this time. Several groups filed petitions for review of the EPA's final rule and the U.S. Court of Appeals for the Second Circuit is scheduled to hear the case in August 2016.

•
Avian/Bat Regulations and Wind Turbine Siting Guidelines. FPL, NEER and NEET are subject to numerous environmental regulations and guidelines related to threatened and endangered species and their habitats, as well as avian and bat species, for the siting, construction and ongoing operations of their facilities. The facilities most significantly affected are wind and solar facilities and transmission and distribution lines. The environmental laws in the U.S., including, among others, the Endangered Species Act, the Migratory Bird Treaty Act, and the Bald and Golden Eagle Protection Act and similar environmental laws in Canada provide for the protection of migratory birds, eagles and bats and endangered species of birds and bats and their habitats. Regulations have been adopted under some of these laws that contain provisions that allow the owner/operator of a facility to apply for a permit to undertake specific activities, including those associated with certain siting decisions, construction activities and operations. In addition to regulations, voluntary wind turbine siting guidelines established by the U.S. Fish and Wildlife Service set forth siting, monitoring and coordination protocols that are designed to support wind development in the U.S. while also protecting both birds and bats and their habitats. These guidelines include provisions for specific monitoring and study conditions which need to be met in order for projects to be in adherence with these voluntary guidelines. Complying with these environmental regulations and adhering to the provisions set forth in the voluntary wind turbine siting guidelines could result in additional costs or reduced revenues at existing and new wind and solar facilities and transmission and distribution facilities at FPL, NEER and NEET and, in the case of environmental regulations, failure to comply could result in fines and penalties.

•
Regulation of GHG Emissions. The U.S. Congress and certain states and regions, as well as the Government of Canada and its provinces, have taken and continue to take certain actions, such as finalizing regulation or setting targets or goals, regarding the reduction of GHG emissions and the increase of renewable energy generation. Based on the most recent reference data available from government sources, NEE is among the lowest emitters, among electric generators, of GHG in the U.S. measured by its rate of emissions expressed as pounds of CO2 per MWh of generation.

In October 2015, the EPA's final rule for new fossil fuel-fired electric generation units regulated under Section 111(b) of the Clean Air Act became effective, which is not expected to have an impact on NEE or FPL. In December 2015, the EPA's final rule under Section 111(d) of the Clean Air Act (Clean Power Plan) to reduce carbon emissions from existing fossil fuel-fired electric generation units became effective. The Clean Power Plan sets emission rate targets for each state and requires each state to develop a compliance plan by the fall of 2016 to meet these emissions targets, with the option for states to apply for an extension to 2018. The Clean Power Plan indicates that compliance will start in 2022 with both interim and final target dates, each with specific emissions reductions. NEE and FPL are analyzing the Clean Power Plan and the impact of any final compliance obligations cannot be determined until the state plans have been finalized. Numerous parties have challenged the Clean Power Plan and, in February 2016, the U.S. Supreme Court issued an order staying implementation of the Clean Power Plan pending resolution of legal challenges to the rule. The D.C. Circuit is scheduled to hear oral arguments on June 2, 2016.

NEER's plants operate in certain states and regions in the U.S. and provinces in Canada that continue to consider and implement regulatory proposals to reduce GHG emissions in addition to what is expected to be required for the Clean Power Plan. RPS, currently in place in approximately 30 states and 3 territories and the District of Columbia, require electricity providers in the state, territory or district to meet a certain percentage of their retail sales with energy from renewable sources. These standards vary, but the majority include requirements to meet 20% to 30% of the electricity providers' retail sales with energy from renewable sources by 2025. Approximately 8 other states in the U.S. have set renewable energy goals as well. Many Canadian provinces have enacted renewable energy goals and targets to reduce GHG emissions from historic levels which include various milestones and compliance mechanisms. NEER's plants operate in 23 states in the U.S. and 4 provinces in Canada that have a RPS or renewable energy goals and NEER believes that these standards and goals, as well as any final compliance obligations under the Clean Power Plan, will create incremental demand for renewable energy in the future.

Other GHG reduction initiatives including, among others, the Regional Greenhouse Gas Initiative and the California Greenhouse Gas Regulation aim to reduce emissions through a variety of programs and under varying timelines. Based on its clean generation portfolio, NEER expects to continue experiencing a positive impact on earnings as a result of these GHG reduction initiatives. Additionally, these initiatives provide NEER opportunities with regards to wind and solar development as well as favorable energy pricing.

•
Waters of the U.S. In June 2015, the EPA issued a final rule redefining "waters of the U.S." under the Clean Water Act to expand the definition of waters of the U.S. to encompass previously unregulated waters, such as intermittent streams, non-navigable tributaries, isolated wetlands and adjacent other waters, which rule was subsequently challenged by various parties. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a stay of the EPA's final rule pending further court proceedings to address which court has jurisdiction as well as challenges to the rule. The ultimate resolution of the issues surrounding this final rule is uncertain at this time.

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

EXECUTIVE OFFICERS OF NEE(a)

Name	Age	Position	Effective Date
Miguel Arechabala	55	Executive Vice President, Power Generation Division of NEE Executive Vice President, Power Generation Division of FPL	January 1, 2014
Deborah H. Caplan	53	Executive Vice President, Human Resources and Corporate Services of NEE Executive Vice President, Human Resources and Corporate Services of FPL	April 15, 2013
Paul I. Cutler	56	Treasurer of NEE Treasurer of FPL Assistant Secretary of NEE	February 19, 2003 February 18, 2003 December 10, 1997
Moray P. Dewhurst	60	Vice Chairman and Chief Financial Officer, and Executive Vice President - Finance of NEE Executive Vice President, Finance and Chief Financial Officer of FPL	October 5, 2011
Chris N. Froggatt	58	Vice President, Controller and Chief Accounting Officer of NEE	February 27, 2010
Joseph T. Kelliher	55	Executive Vice President, Federal Regulatory Affairs of NEE	May 18, 2009
Manoochehr K. Nazar	61	President Nuclear Division and Chief Nuclear Officer of NEE President Nuclear Division and Chief Nuclear Officer of FPL	May 23, 2014 May 30, 2014
Armando Pimentel, Jr.	53	President and Chief Executive Officer of NEER	October 5, 2011
James L. Robo	53	Chairman, President and Chief Executive Officer of NEE Chairman of FPL	December 13, 2013 May 2, 2012
Charles E. Sieving	43	Executive Vice President & General Counsel of NEE Executive Vice President of FPL	December 1, 2008 January 1, 2009
Eric E. Silagy	50	President and Chief Executive Officer of FPL	May 30, 2014
William L. Yeager	57	Executive Vice President, Engineering, Construction and Integrated Supply Chain of NEE Executive Vice President, Engineering, Construction and Integrated Supply Chain of FPL	January 1, 2013
______________________

(a)
Information is as of February 19, 2016. Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors. Except as noted below, each officer has held his/her present position for five years or more and his/her employment history is continuous. Mr. Arechabala was president of NextEra Energy España, S.L., an indirect wholly owned subsidiary of NEE, from February 2010 to December 2013. Ms. Caplan was vice president and chief operating officer of FPL from May 2011 to April 2013 and vice president, integrated supply chain of NEE and FPL from July 2005 to May 2011. Mr. Dewhurst has been vice chairman of NEE since August 2009 and was chief of staff of NEE from August 2009 to October 2011. Mr. Dewhurst has announced his intention to retire from NEE and FPL in the spring of 2016. Mr. Nazar has been chief nuclear officer of NEE and FPL since January 2010 and was executive vice president, nuclear division of NEE and FPL from January 2010 to May 2014. Mr. Pimentel was chief financial officer of NEE and FPL from May 2008 to October 2011 and executive vice president, finance of NEE and FPL from February 2008 to October 2011. Mr. Robo has been president and chief executive officer of NEE since July 2012. Mr. Robo was the chief executive officer of FPL from May 2012 to May 2014 and president and chief operating officer of NEE from December 2006 to June 2012. Mr. Sieving was also assistant secretary of NEE from May 2010 to May 2011. Mr. Silagy has been president of FPL since December 2011. Mr. Silagy was senior vice president, regulatory and state governmental affairs of FPL from May 2010 to December 2011. Mr. Yeager was vice president, engineering, construction and integrated supply chain services of NEE and FPL from October 2012 to December 2012 and vice president, integrated supply chain of NEE and FPL from May 2011 to October 2012. From January 2005 to May 2011, Mr. Yeager was vice president, engineering and construction of FPL.

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

FPL is a regulated entity subject to the jurisdiction of the FPSC over a wide range of business activities, including, among other items, the retail rates charged to its customers through base rates and cost recovery clauses, the terms and conditions of its services, procurement of electricity for its customers, issuances of securities, and aspects of the siting, construction and operation of its generation plants and transmission and distribution systems for the sale of electric energy. The FPSC has the authority to disallow recovery by FPL of costs that it considers excessive or imprudently incurred and to determine the level of return that FPL is permitted to earn on invested capital. The regulatory process, which may be adversely affected by the political, regulatory and economic environment in Florida and elsewhere, limits FPL's ability to increase earnings. The regulatory process also does not provide any assurance as to achievement of authorized or other earnings levels, or that FPL will be permitted to earn an acceptable return on capital investments it wishes to make. NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if any material amount of costs, a return on certain assets or a reasonable return on invested capital cannot be recovered through base rates, cost recovery clauses, other regulatory mechanisms or otherwise. Certain other subsidiaries of NEE are regulated transmission utilities subject to the jurisdiction of their regulators and are subject to similar risks.

Regulatory decisions that are important to NEE and FPL may be materially adversely affected by political, regulatory and economic factors.

The local and national political, regulatory and economic environment has had, and may in the future have, an adverse effect on FPSC decisions with negative consequences for FPL. These decisions may require, for example, FPL to cancel or delay planned development activities, to reduce or delay other planned capital expenditures or to pay for investments or otherwise incur costs that it may not be able to recover through rates, each of which could have a material adverse effect on the business, financial condition, results of operations and prospects of NEE and FPL. Certain other subsidiaries of NEE are subject to similar risks.

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

Any reductions to, or the elimination of, governmental incentives or policies that support utility scale renewable energy, including, but not limited to, tax incentives, RPS, feed-in tariffs or the Clean Power Plan, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEER depends heavily on government policies that support utility scale renewable energy and enhance the economic feasibility of developing and operating wind and solar energy projects in regions in which NEER operates or plans to develop and operate renewable energy facilities. The federal government, a majority of the 50 U.S. states and portions of Canada and Spain provide incentives, such as tax incentives, RPS, feed-in tariffs or the Clean Power Plan, that support or are designed to support the sale of energy from utility scale renewable energy facilities, such as wind and solar energy facilities. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their policies that support renewable energy and consider actions that would make the policies less conducive to the development and operation of renewable energy facilities. Any reductions to, or the elimination of, governmental incentives that support renewable energy, such as those reductions that have been enacted in Spain and are applicable to NEER's solar generation facilities in that country, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in the projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected as a result of new or revised laws, regulations, interpretations or other regulatory initiatives.

NEE's and FPL's business is influenced by various legislative and regulatory initiatives, including, but not limited to, new or revised laws, regulations, interpretations and other regulatory initiatives regarding deregulation or restructuring of the energy industry, regulation of the commodities trading and derivatives markets, and regulation of environmental matters, such as regulation of air emissions, regulation of water consumption and water discharges, and regulation of gas and oil infrastructure operations, as well as associated environmental permitting. Changes in the nature of the regulation of NEE's and FPL's business could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects. NEE and FPL are unable to predict future legislative or regulatory changes, initiatives or interpretations, although any such changes, initiatives or interpretations may increase costs and competitive pressures on NEE and FPL, which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

FPL has limited competition in the Florida market for retail electricity customers. Any changes in Florida law or regulation which introduce competition in the Florida retail electricity market, such as government incentives that facilitate the installation of solar generation facilities on residential or other rooftops at below cost, or would permit third-party sales of electricity, could have a material adverse effect on FPL's business, financial condition, results of operations and prospects. There can be no assurance that FPL will be able to respond adequately to such regulatory changes, which could have a material adverse effect on FPL's business, financial condition, results of operations and prospects.

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

NEE and FPL continue to monitor the development of rules related to the Dodd-Frank Act and have taken steps to comply with those rules that affect their businesses. A number of rules have been finalized and are effective, but there are rules yet to be finalized and rules that have been finalized but may be amended in the future.

NEE and FPL cannot predict the impact any proposed rules will have on their ability to hedge their commodity and interest rate risks or on OTC derivatives markets as a whole, but they could potentially have a material adverse effect on NEE's and FPL's risk exposure, as well as reduce market liquidity and further increase the cost of hedging activities.

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

There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of new requirements, the current trend toward more stringent standards, and stricter or more expansive application of existing environmental regulations. For example, among other new, potential or pending changes are federal regulation of CO2 emissions under the Clean Power Plan and state and federal regulation of the use of hydraulic fracturing or similar technologies to drill for natural gas and related compounds used by NEE's gas infrastructure business.

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

Federal or state laws or regulations may be adopted that would impose new or additional limits on the emissions of greenhouse gases, including, but not limited to, CO2 and methane, from electric generation units using fossil fuels like coal and natural gas. Although it is currently subject to a stay issued by the U.S. Supreme Court, the Clean Power Plan is an example of such a new regulation at the federal level. The potential effects of greenhouse gas emission limits on NEE's and FPL's electric generation units are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of greenhouse gas emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, and the range of available compliance alternatives.

While NEE's and FPL's electric generation units emit greenhouse gases at a lower rate of emissions than most of the U.S. electric generation sector, the results of operations of NEE and FPL could be materially adversely affected to the extent that new federal or state laws or regulations impose any new greenhouse gas emission limits. Any future limits on greenhouse gas emissions could:

•	create substantial additional costs in the form of taxes or emission allowances;

•	make some of NEE's and FPL's electric generation units uneconomical to operate in the long term;

•	require significant capital investment in carbon capture and storage technology, fuel switching, or the replacement of high-emitting generation facilities with lower-emitting generation facilities; or

•	affect the availability or cost of fossil fuels.

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

NEE's and FPL's ability to complete construction of, and capital improvement projects for, their electric generation, transmission and distribution facilities, gas infrastructure facilities and other facilities on schedule and within budget may be adversely affected by escalating costs for materials and labor and regulatory compliance, inability to obtain or renew necessary licenses, rights-of-way, permits or other approvals on acceptable terms or on schedule, disputes involving contractors, labor organizations, land owners, governmental entities, environmental groups, Native American and aboriginal groups, lessors, joint venture partners and other third parties, negative publicity, transmission interconnection issues and other factors. If any development project or construction or capital improvement project is not completed, is delayed or is subject to cost overruns, certain associated costs may not be approved for recovery or otherwise be recoverable through regulatory mechanisms that may be available, and NEE and FPL could become obligated to make delay or termination payments or become obligated for other damages under contracts, could experience the loss of tax credits or tax incentives, or delayed or diminished returns, and could be required to write off all or a portion of their investment in the project. Any of these events could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL may face risks related to project siting, financing, construction, permitting, governmental approvals and the negotiation of project development agreements that may impede their development and operating activities.

NEE and FPL own, develop, construct, manage and operate electric-generation and transmission facilities and natural gas transmission facilities. A key component of NEE's and FPL's growth is their ability to construct and operate generation and transmission facilities to meet customer needs. As part of these operations, NEE and FPL must periodically apply for licenses and permits from various local, state, federal and other regulatory authorities and abide by their respective conditions. Should NEE or FPL be unsuccessful in obtaining necessary licenses or permits on acceptable terms, should there be a delay in obtaining or renewing necessary licenses or permits or should regulatory authorities initiate any associated investigations or enforcement actions or impose related penalties or disallowances on NEE or FPL, NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected. Any failure to negotiate successful project development agreements for new facilities with third parties could have similar results.

The operation and maintenance of NEE's and FPL's electric generation, transmission and distribution facilities, gas infrastructure facilities and other facilities are subject to many operational risks, the consequences of which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's electric generation, transmission and distribution facilities, gas infrastructure facilities and other facilities are subject to many operational risks. Operational risks could result in, among other things, lost revenues due to prolonged outages, increased expenses due to monetary penalties or fines for compliance failures, liability to third parties for property and personal injury damage, a failure to perform under applicable power sales agreements or other agreements and associated loss of revenues from terminated agreements or liability for liquidated damages under continuing agreements, and replacement equipment costs or an obligation to purchase or generate replacement power at higher prices.

Uncertainties and risks inherent in operating and maintaining NEE's and FPL's facilities include, but are not limited to:

•	risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned;

•	failures in the availability, acquisition or transportation of fuel or other necessary supplies;

•	the impact of unusual or adverse weather conditions and natural disasters, including, but not limited to, hurricanes, tornadoes, icing events, floods, earthquakes and droughts;

•	performance below expected or contracted levels of output or efficiency;

•	breakdown or failure, including, but not limited to, explosions, fires, leaks or other major events, of equipment, transmission and distribution lines or pipelines;

•	availability of replacement equipment;

•	risks of property damage or human injury from energized equipment, hazardous substances or explosions, fires, leaks or other events;

•	availability of adequate water resources and ability to satisfy water intake and discharge requirements;

•	inability to identify, manage properly or mitigate equipment defects in NEE's and FPL's facilities;

•	use of new or unproven technology;

•
risks associated with dependence on a specific type of fuel or fuel source, such as commodity price risk, availability of adequate fuel supply and transportation, and lack of available alternative fuel sources;

•	increased competition due to, among other factors, new facilities, excess supply, shifting demand and regulatory changes; and

•	insufficient insurance, warranties or performance guarantees to cover any or all lost revenues or increased expenses from the foregoing.

NEE's and FPL's business, financial condition, results of operations and prospects may be negatively affected by a lack of growth or slower growth in the number of customers or in customer usage.

Growth in customer accounts and growth of customer usage each directly influence the demand for electricity and the need for additional power generation and power delivery facilities, as well as the need for energy-related commodities such as natural gas. Customer growth and customer usage are affected by a number of factors outside the control of NEE and FPL, such as mandated energy efficiency measures, demand side management requirements, and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation and the overall level of economic activity. A lack of growth, or a decline, in the number of customers or in customer demand for electricity or natural gas and other fuels may cause NEE and FPL to fail to fully realize the anticipated benefits from significant investments and expenditures and could have a material adverse effect on NEE's and FPL's growth, business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects can be materially adversely affected by weather conditions, including, but not limited to, the impact of severe weather.

Weather conditions directly influence the demand for electricity and natural gas and other fuels and affect the price of energy and energy-related commodities. In addition, severe weather and natural disasters, such as hurricanes, floods, tornadoes, icing events and earthquakes, can be destructive and cause power outages and property damage, reduce revenue, affect the availability of fuel and water, and require NEE and FPL to incur additional costs, for example, to restore service and repair damaged facilities, to obtain replacement power and to access available financing sources. Furthermore, NEE's and FPL's physical plant could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, particularly relevant to FPL, a change in sea level. FPL operates in the east and lower west coasts of Florida, an area that historically has been prone to severe weather events, such as hurricanes. A disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, storage or distribution systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent NEE and FPL from operating their business in the normal course and could result in any of the adverse consequences described above. Any of the foregoing could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

Changes in weather can also affect the production of electricity at power generation facilities, including, but not limited to, NEER's wind and solar facilities. For example, the level of wind resource affects the revenue produced by wind generation facilities. Because the levels of wind and solar resources are variable and difficult to predict, NEER's results of operations for individual wind and solar facilities specifically, and NEE's results of operations generally, may vary significantly from period to period, depending on the level of available resources. To the extent that resources are not available at planned levels, the financial results from these facilities may be less than expected.

Threats of terrorism and catastrophic events that could result from terrorism, cyber attacks, or individuals and/or groups attempting to disrupt NEE's and FPL's business, or the businesses of third parties, may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE and FPL are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber attacks and other disruptive activities of individuals or groups. There have been cyber attacks on energy infrastructure such as substations, gas pipelines and related assets in the past and there may be such attacks in the future. NEE's and FPL's generation, transmission and distribution facilities, fuel storage facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or otherwise be materially adversely affected by, such activities.

Terrorist acts, cyber attacks or other similar events affecting NEE's and FPL's systems and facilities, or those of third parties on which NEE and FPL rely, could harm NEE's and FPL's business, for example, by limiting their ability to generate, purchase or transmit power, natural gas or other energy-related commodities by limiting their ability to bill customers and collect and process payments, and by delaying their development and construction of new generation, distribution or transmission facilities or capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues, significant additional costs (for example, to repair assets, implement additional security requirements or maintain or acquire insurance), significant fines and penalties, and reputational damage, could materially adversely affect NEE's and FPL's operations (for example, by contributing to disruption of supplies and markets for natural gas, oil and other fuels), and could impair NEE's and FPL's ability to raise capital (for example, by contributing to financial instability and lower economic activity). In addition, the implementation of security guidelines and measures has resulted in and is expected to continue to result in increased costs. Such events or actions may materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE invests in gas and oil producing and transmission assets through NEER’s gas infrastructure business. The gas infrastructure business is exposed to fluctuating market prices of natural gas, natural gas liquids, oil and other energy commodities. A prolonged period of low gas and oil prices could impact NEER’s gas infrastructure business and cause NEER to delay or cancel certain gas infrastructure projects and for certain existing projects to be impaired, which could materially adversely affect NEE's results of operations.

Natural gas and oil prices are affected by supply and demand, both globally and regionally. Factors that influence supply and demand include operational issues, natural disasters, weather, political instability, conflicts, new discoveries, technological advances, economic conditions and actions by major oil-producing countries. There can be significant volatility in market prices for gas and oil, and price fluctuations could have a material effect on the financial performance of gas and oil producing and transmission assets. For example, in a low gas and oil price environment, NEER would generate less revenue from its gas infrastructure investments in gas and oil producing properties, and as a result certain investments might become less profitable or incur losses. Prolonged periods of low oil and gas prices could also result in oil and gas production and transmission projects to be delayed or cancelled or to experience lower returns, and for certain projects to become impaired, which could materially adversely affect NEE's results of operations.

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

NEE and FPL are exposed to risks associated with the creditworthiness and performance of their customers, hedging counterparties and vendors under contracts for the supply of equipment, materials, fuel and other goods and services required for their business operations and for the construction and operation of, and for capital improvements to, their facilities. Adverse conditions in the energy industry or the general economy, as well as circumstances of individual customers, hedging counterparties and vendors, may adversely affect the ability of some customers, hedging counterparties and vendors to perform as required under their contracts with NEE and FPL. For example, the prolonged downturn in oil and natural gas prices has adversely affected the financial stability of a number of enterprises in the energy industry, including some with which NEE does business.

If any hedging, vending or other counterparty fails to fulfill its contractual obligations, NEE and FPL may need to make arrangements with other counterparties or vendors, which could result in material financial losses, higher costs, untimely completion of power generation facilities and other projects, and/or a disruption of their operations. If a defaulting counterparty is in poor financial condition, NEE and FPL may not be able to recover damages for any contract breach.

NEE and FPL could recognize financial losses or a reduction in operating cash flows if a counterparty fails to perform or make payments in accordance with the terms of derivative contracts or if NEE or FPL is required to post margin cash collateral under derivative contracts.

NEE and FPL use derivative instruments, such as swaps, options, futures and forwards, some of which are traded in the OTC markets or on exchanges, to manage their commodity and financial market risks, and for NEE to engage in trading and marketing activities. Any failures by their counterparties to perform or make payments in accordance with the terms of those transactions could have a material adverse effect on NEE's or FPL's business, financial condition, results of operations and prospects. Similarly, any requirement for FPL or NEE to post margin cash collateral under its derivative contracts could have a material adverse effect on its business, financial condition, results of operations and prospects. These risks may be increased during periods of adverse market or economic conditions affecting the industries in which NEE participates.

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

NEE's and FPL's business is highly dependent on their ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex and cross numerous and diverse markets. Due to the size, scope, complexity and geographical reach of NEE's and FPL's business, the development and maintenance of information technology systems to keep track of and process information is critical and challenging. NEE's and FPL's operating systems and facilities may fail to operate properly or become disabled as a result of events that are either within, or wholly or partially outside of, their control, such as operator error, severe weather or terrorist activities. Any such failure or disabling event could materially adversely affect NEE's and FPL's ability to process transactions and provide services, and their business, financial condition, results of operations and prospects.

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

NEP’s acquisitions may not be completed and, even if completed, NEE may not realize the anticipated benefits of any acquisitions, which could materially adversely affect NEE’s business, financial condition, results of operations and prospects.

NEE may not realize the anticipated benefits from the Texas pipeline business. Although NEP has made a number of acquisitions of wind and solar generation projects, the Texas pipeline business is the first third party acquisition by NEP and is NEP’s first acquisition of natural gas pipeline assets.

In the future NEP may make additional acquisitions of assets which are inherently risky and NEE may not realize the anticipated benefits of any acquisitions, which could materially adversely affect NEE’s business, financial condition, results of operations and prospects.

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

Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this Act, NEE maintains $375 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $13.1 billion of liability insurance coverage per incident at any nuclear reactor in the U.S. Under the secondary financial protection system, NEE is subject to retrospective assessments and/or retrospective insurance premiums of up to $1.0 billion ($509 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the U.S. or at certain nuclear generation facilities in Europe, regardless of fault or proximity to the incident, payable at a rate not to exceed $152 million ($76 million for FPL) per incident per year. Such assessments, if levied, could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE's and FPL's nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, including, but not limited to, inspections, repairs and certain other modifications. In addition, outages may be scheduled, often in connection with a refueling outage, to replace equipment, to increase the generating capacity at a particular nuclear unit, or for other purposes, and those planned activities increase the time the unit is not in operation. In the event that a scheduled outage lasts longer than anticipated or in the event of an unplanned outage due to, for example, equipment failure, such outages could materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

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

Although NEE's competitive energy subsidiaries have used non-recourse or limited-recourse, project-specific or other financing in the past, market conditions and other factors could adversely affect the future availability of such financing. The inability of NEE's subsidiaries, including, without limitation, NEECH and NEP and their respective subsidiaries, to access the capital and credit markets to provide project-specific or other financing for electric generation or other facilities or acquisitions on favorable terms, whether because of disruptions or volatility in those markets or otherwise, could necessitate additional capital raising or borrowings by NEE and/or NEECH in the future.

The inability of subsidiaries that have existing project-specific or other financing arrangements to meet the requirements of various agreements relating to those financings could give rise to a project-specific financing default which, if not cured or waived, might result in the specific project, and potentially in some limited instances its parent companies, being required to repay the associated debt or other borrowings earlier than otherwise anticipated, and if such repayment were not made, the lenders or security holders would generally have rights to foreclose against the project assets and related collateral. Such an occurrence also could result in NEE expending additional funds or incurring additional obligations over the shorter term to ensure continuing compliance with project-specific financing arrangements based upon the expectation of improvement in the project's performance or financial returns over the longer term. Any of these actions could materially adversely affect NEE's business, financial condition, results of operations and prospects, as well as the availability or terms of future financings for NEE or its subsidiaries.

NEE's, NEECH's and FPL's inability to maintain their current credit ratings may materially adversely affect NEE's and FPL's liquidity and results of operations, limit the ability of NEE and FPL to grow their business, and increase interest costs.

The inability of NEE, NEECH and FPL to maintain their current credit ratings could materially adversely affect their ability to raise capital or obtain credit on favorable terms, which, in turn, could impact NEE's and FPL's ability to grow their business and service indebtedness and repay borrowings, and would likely increase their interest costs. In addition, certain agreements and guarantee arrangements would require posting of additional collateral in the event of a ratings downgrade. Some of the factors that can affect credit ratings are cash flows, liquidity, the amount of debt as a component of total capitalization, NEE's overall business mix and political, legislative and regulatory actions. There can be no assurance that one or more of the ratings of NEE, NEECH and FPL will not be lowered or withdrawn entirely by a rating agency.

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

NEP may not be able to access sources of capital on commercially reasonable terms, which would have a material adverse effect on its ability to consummate future acquisitions and on the value of NEE’s limited partner interest in NEP OpCo.

NEE understands that NEP expects to finance acquisitions of clean energy projects partially or wholly through the issuance of additional common units. NEP needs to be able to access the capital markets on commercially reasonable terms when acquisition opportunities arise. NEP's ability to access the equity capital markets is dependent on, among other factors, the overall state of the capital markets and investor appetite for investment in clean energy projects in general and NEP's common units in particular. An inability to obtain equity financing on commercially reasonable terms could limit NEP's ability to consummate future acquisitions and to effectuate its growth strategy in the manner currently contemplated. Furthermore there may not be sufficient availability under NEP OpCo's subsidiaries' revolving credit facility or other financing arrangements on commercially reasonable terms when acquisition opportunities arise. If debt financing is available, it may be available only on terms that could significantly increase NEP's interest expense, impose additional or more restrictive covenants and reduce cash distributions to its unitholders. An inability to access sources of capital on commercially reasonable terms could significantly limit NEP's ability to consummate future acquisitions and to effectuate its growth strategy. NEP's inability to effectively consummate future acquisitions could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

Through an indirect wholly owned subsidiary, NEE owns a limited partner interest in NEP OpCo. NEP's inability to access the capital markets on commercially reasonable terms and effectively consummate future acquisitions could have a material adverse effect on NEP's ability to grow its cash distributions to its unitholders, including NEE, and on the value of NEE’s limited partnership interest in NEP OpCo.

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

Generation Facilities

FPL

At December 31, 2015, the electric generation, transmission, distribution and general facilities of FPL represented approximately 50%, 11%, 33% and 6%, respectively, of FPL's gross investment in electric utility plant in service and other property. At December 31, 2015, FPL had the following generation facilities:

FPL Facilities	Location	No. of Units	Fuel	Net Capability (MW)(a)
Fossil
Combined-cycle
Cape Canaveral	Cocoa, FL	1	Gas/Oil	1,210
Fort Myers	Fort Myers, FL	1	Gas	1,470
Lauderdale	Dania, FL	2	Gas/Oil	884
Manatee	Parrish, FL	1	Gas	1,141
Martin	Indiantown, FL	1	Gas/Oil/Solar Thermal	1,135	(b)
Martin	Indiantown, FL	2	Gas	938
Riviera	Riviera Beach, FL	1	Gas/Oil	1,212
Sanford	Lake Monroe, FL	2	Gas	2,010
Turkey Point	Florida City, FL	1	Gas/Oil	1,187
West County	West Palm Beach, FL	3	Gas/Oil	3,657

Steam turbines
Cedar Bay	Jacksonville, FL	1	Coal	250
Manatee	Parrish, FL	2	Gas/Oil	1,618
Martin	Indiantown, FL	2	Gas/Oil	1,626
St. Johns River Power Park	Jacksonville, FL	2	Coal/Petroleum Coke	254	(c)
Scherer	Monroe County, GA	1	Coal	634	(d)
Turkey Point	Florida City, FL	1	Gas/Oil	396

Simple-cycle combustion turbines
Fort Myers	Fort Myers, FL	2	Gas/Oil	314

Gas turbines
Fort Myers	Fort Myers, FL	11	Oil	594
Lauderdale	Dania, FL	24	Gas/Oil	824
Port Everglades	Port Everglades, FL	12	Gas/Oil	412

Nuclear
St. Lucie	Hutchinson Island, FL	2	Nuclear	1,821	(e)
Turkey Point	Florida City, FL	2	Nuclear	1,632

Solar PV
DeSoto	Arcadia, FL	1	Solar PV	25
Space Coast	Cocoa, FL	1	Solar PV	10
TOTAL				25,254	(f)
______________________

(a)	Represents FPL's net ownership interest in warm weather peaking capability.

(b)	The megawatts generated by the 75 MW solar thermal hybrid facility replace steam produced by this unit and therefore are not incremental.

(c)	Represents FPL's 20% ownership interest in each of SJRPP Units Nos. 1 and 2, which are jointly owned with JEA.

(d)	Represents FPL's approximately 76% ownership of Scherer Unit No. 4, which is jointly owned with JEA.

(e)	Excludes Orlando Utilities Commission's and the Florida Municipal Power Agency's combined share of approximately 15% of St. Lucie Unit No. 2.

(f)	Substantially all of FPL's properties are subject to the lien of FPL's mortgage.

NEER

At December 31, 2015, NEER had the following generation facilities (see Item 1. Business - II. NEER - Generation and Other Operations - Contracted, Merchant and Other Operations for definition of contracted and merchant facilities):

NEER Facilities	Location	Fuel	Net Capability (MW)(a)
Contracted
Adelaide Wind(b)	Middlesex County, Ontario, Canada	Wind	60
Ashtabula Wind(b)(c)	Barnes County, ND	Wind	148
Ashtabula Wind II(c)	Griggs & Steele Counties, ND	Wind	120
Ashtabula Wind III(b)(d)	Barnes County, ND	Wind	62
Baldwin Wind(b)(d)	Burleigh County, ND	Wind	102
Blackwell Wind(c)(e)	Kay County, OK	Wind	60
Bluewater Wind(b)(d)	Huron County, Ontario, Canada	Wind	60
Bornish Wind(b)	Middlesex County, Ontario, Canada	Wind	73
Breckinridge(c)	Garfield County, OK	Wind	98
Buffalo Ridge	Lincoln County, MN	Wind	26
Butler Ridge Wind(b)(c)	Dodge County, WI	Wind	54
Cabazon(b)	Riverside County, CA	Wind	39
Carousel Wind(c)	Kit Carson County, CO	Wind	150
Cedar Bluff Wind(c)	Ellis, Ness, Rush & Trego Counties, KS	Wind	198
Cerro Gordo(b)	Cerro Gordo County, IA	Wind	41
Cimarron(b)	Gray County, KS	Wind	166
Conestogo Wind(b)(d)	Wellington County, Ontario, Canada	Wind	23
Crystal Lake I(b)(c)	Hancock County, IA	Wind	150
Crystal Lake II(f)	Winnebago County, IA	Wind	200
Crystal Lake III(f)	Winnebago County, IA	Wind	66
Day County Wind(b)	Day County, SD	Wind	99
Diablo Wind(b)	Alameda County, CA	Wind	20
East Durham Wind	Grey County, Ontario, Canada	Wind	22
Elk City Wind(b)(d)	Roger Mills & Beckham Counties, OK	Wind	99
Elk City Wind II	Roger Mills & Beckham Counties, OK	Wind	101
Endeavor Wind	Osceola County, IA	Wind	100
Endeavor Wind II	Osceola County, IA	Wind	50
Ensign Wind	Gray County, KS	Wind	99
Ghost Pine Wind	Kneehill County, Alberta, Canada	Wind	82
Golden Hills Wind(c)	Alameda County, CA	Wind	86
Golden West Wind(c)	El Paso County, CO	Wind	249
Goshen(b)	Huron County, Ontario, Canada	Wind	102
Gray County	Gray County, KS	Wind	112
Green Power	Riverside County, CA	Wind	17
Hancock County(b)	Hancock County, IA	Wind	98
High Winds(b)	Solano County, CA	Wind	162
Indian Mesa	Pecos County, TX	Wind	83
Javelina Wind(b)	Webb County, TX	Wind	250
Jericho Wind(b)(d)	Lambton & Middlesex Counties, Ontario, Canada	Wind	149
King Mountain(b)(f)	Upton County, TX	Wind	278
Lake Benton II(b)	Pipestone County, MN	Wind	103
Langdon Wind(b)(c)	Cavalier County, ND	Wind	118
Langdon Wind II(b)(c)	Cavalier County, ND	Wind	41
Lee / DeKalb Wind	Lee & DeKalb Counties, IL	Wind	217
Limon I(c)(e)	Lincoln, Elbert & Arapahoe Counties, CO	Wind	200
Limon II(c)(e)	Lincoln, Elbert & Arapahoe Counties, CO	Wind	200
Limon III(c)(e)	Lincoln County, CO	Wind	201
Logan Wind(c)	Logan County, CO	Wind	201
Majestic Wind(b)(c)	Carson County, TX	Wind	79
Majestic Wind II(c)	Carson & Potter Counties, TX	Wind	80
Mammoth Plains Wind(c)(d)	Dewey & Blaine Counties, OK	Wind	199
Meyersdale(b)	Somerset County, PA	Wind	30
Mill Run(b)	Fayette County, PA	Wind	15
Minco Wind(b)	Grady County, OK	Wind	99
Minco Wind II(b)	Grady & Caddo Counties, OK	Wind	101
Minco Wind III(c)(e)	Grady, Caddo & Canadian Counties, OK	Wind	101

NEER Facilities	Location	Fuel	Net Capability (MW)(a)
Montezuma Wind(b)	Solano County, CA	Wind	37
Montezuma Wind II(c)	Solano County, CA	Wind	78
Mount Copper(b)	Gaspésie, Quebec, Canada	Wind	52
Mount Miller(b)	Gaspésie, Quebec, Canada	Wind	52
Mountaineer Wind(b)	Preston & Tucker Counties, WV	Wind	66
Mower County Wind(c)	Mower County, MN	Wind	99
New Mexico Wind(b)	Quay & Debaca Counties, NM	Wind	204
North Dakota Wind(b)	LaMoure County, ND	Wind	62
North Sky River(b)	Kern County, CA	Wind	162
Northern Colorado(b)(d)	Logan County, CO	Wind	174
Oklahoma / Sooner Wind(b)	Harper & Woodward Counties, OK	Wind	102
Oliver County Wind I(c)	Oliver County, ND	Wind	51
Oliver County Wind II(c)	Oliver County, ND	Wind	48
Palo Duro Wind(c)(d)	Hansford & Ochiltree Counties, TX	Wind	250
Peetz Table Wind(c)	Logan County, CO	Wind	199
Perrin Ranch Wind(b)(d)	Coconino County, AZ	Wind	99
Pheasant Run I(b)	Huron County, MI	Wind	75
Pubnico Point(b)	Yarmouth County, Nova Scotia, Canada	Wind	31
Red Mesa Wind	Cibola County, NM	Wind	102
Seiling Wind(c)	Dewey County, OK	Wind	199
Seiling Wind II(c)	Dewey & Woodward Counties, OK	Wind	100
Sky River(b)	Kern County, CA	Wind	73
Somerset Wind Power(b)	Somerset County, PA	Wind	9
South Dakota Wind(b)	Hyde County, SD	Wind	41
Southwest Mesa(b)	Upton & Crockett Counties, TX	Wind	74
Stateline(b)(d)	Umatilla County, OR and Walla Walla County, WA	Wind	300
Steele Flats(c)(e)	Jefferson & Gage Counties, NE	Wind	75
Story County Wind(b)(c)	Story County, IA	Wind	150
Story County Wind II(b)	Story & Hardin Counties, IA	Wind	150
Summerhaven(b)(d)	Haldimand County, Ontario, Canada	Wind	124
Tuscola Bay(b)(d)	Tuscola, Bay & Saginaw Counties, MI	Wind	120
Tuscola II	Tuscola & Bay Counties, MI	Wind	100
Vansycle(b)	Umatilla County, OR	Wind	25
Vansycle II(f)	Umatilla County, OR	Wind	99
Vasco Winds(c)	Contra Costa County, CA	Wind	78
Waymart(b)	Wayne County, PA	Wind	65
Weatherford Wind(b)	Custer & Washita Counties, OK	Wind	147
Wessington Springs Wind(b)(c)	Jerauld County, SD	Wind	51
White Oak(c)(e)	McLean County, IL	Wind	150
Wilton Wind(b)	Burleigh County, ND	Wind	49
Wilton Wind II(c)	Burleigh County, ND	Wind	50
Windpower Partners 1993(c)	Riverside County, CA	Wind	50
Woodward Mountain	Upton & Pecos Counties, TX	Wind	160
Investments in joint ventures - Cedar Point II Wind	Lambton County, Ontario, Canada	Wind	50
Total Contracted Wind			10,571
Adelanto I Solar(b)(g)	San Bernardino County, CA	Solar PV	20
Adelanto II Solar(b)(g)	San Bernardino County, CA	Solar PV	7
Genesis(b)(d)	Riverside County, CA	Solar Thermal	250
Hatch Solar	Hatch, NM	Solar CPV	5
McCoy Solar(b)(g)	Riverside County, CA	Solar PV	126
Moore Solar(b)(d)	Lambton County, Ontario, Canada	Solar PV	20
Mountain View Solar(b)	Clark County, NV	Solar PV	20
Planta Termosolar I & II(b)	Madrigalejo, Spain	Solar Thermal	100
Shafter Solar(b)(d)	Kern County, CA	Solar PV	20
Silver State South Solar(b)	Clark County, NV	Solar PV	91
Sombra Solar(b)(d)	Lambton County, Ontario, Canada	Solar PV	20
Investments in joint ventures:
Desert Sunlight(b)	Riverside County, CA	Solar PV	275
SEGS III-IX(b)	Kramer Junction & Harper Lake, CA	Solar Thermal	147
Distributed generation	Various	Solar PV	20
Total Contracted Solar			1,121

NEER Facilities	Location	Fuel	Net Capability (MW)(a)
Bayswater(b)	Far Rockaway, NY	Gas	56
Jamaica Bay(b)	Far Rockaway, NY	Gas/Oil	54
Marcus Hook 750(b)	Marcus Hook, PA	Gas	744
Investments in joint ventures - Bellingham	Bellingham, MA	Gas	150
Total Contracted Natural Gas			1,004
Duane Arnold	Palo, IA	Nuclear	431	(h)
Point Beach	Two Rivers, WI	Nuclear	1,190
Total Contracted Nuclear			1,621
Total Contracted			14,317

Merchant
Blue Summit(c)(e)	Wilbarger County, TX	Wind	135
Callahan Divide(b)	Taylor County, TX	Wind	114
Capricorn Ridge(c)	Sterling & Coke Counties, TX	Wind	364
Capricorn Ridge Expansion(c)	Sterling & Coke Counties, TX	Wind	298
Horse Hollow Wind(b)	Taylor County, TX	Wind	213
Horse Hollow Wind II(b)	Taylor & Nolan Counties, TX	Wind	299
Horse Hollow Wind III(b)	Nolan County, TX	Wind	224
Red Canyon Wind(b)	Borden, Garza & Scurry Counties, TX	Wind	84
Wolf Ridge Wind(c)(e)	Cooke County, TX	Wind	112
Total Merchant Wind			1,843
Paradise Solar	West Deptford, NJ	Solar PV	5
Forney(b)	Forney, TX	Gas	1,824	(i)
Lamar Power Partners(b)	Paris, TX	Gas	1,060	(i)
Marcus Hook 50	Marcus Hook, PA	Gas	50
Investment in joint venture - Sayreville	Sayreville, NJ	Gas	145
Total Merchant Natural Gas			3,079
Nuclear - Seabrook	Seabrook, NH	Nuclear	1,100	(j)
Maine - Cape, Wyman	Various - ME	Oil	796	(k)
Total Merchant			6,823
Total Generating Capability			21,140
Noncontrolling Interest			(480)
Total Net Generating Capability			20,660
______________________

(a)	Represents NEER's net ownership interest in plant capacity.

(b)	These generation facilities are encumbered by liens against their assets securing various financings.

(c)	NEER owns these wind facilities together with third-party investors with differential membership interests. See Note 1 - Sale of Differential Membership Interests.

(d)	These generation facilities are part of the NEP portfolio and subject to an approximately 23.2% noncontrolling interest.

(e)	Various financings are secured by the pledge of NEER's membership interests in the entities owning these wind facilities.

(f)	These generation facilities have approximately 325 MW of generating capacity that is not fully committed under long-term contracts.

(g)	NEP owns an approximately 50% equity method investment in these solar projects. See Note 9 - NEER.

(h)	Excludes Central Iowa Power Cooperative and Corn Belt Power Cooperative's combined share of 30%.

(i)	See Note 1 - Assets and Liabilities Associated with Assets Held for Sale for discussion of the pending sale of these facilities.

(j)	Excludes Massachusetts Municipal Wholesale Electric Company's, Taunton Municipal Lighting Plant's and Hudson Light & Power Department's combined share of 11.77%.

(k)	Excludes six other energy-related partners' combined share of 16%.

Transmission and Distribution

At December 31, 2015, FPL owned and operated 601 substations and the following electric transmission and distribution lines:

Nominal Voltage		Overhead Lines Circuit/Pole Miles		Trench and Submarine Cables Miles
500	kV	1,106	(a)	—
230	kV	3,197		25
138	kV	1,581		52
115	kV	758		—
69	kV	164		14
Total circuit miles		6,806		91
Less than 69 kV (pole miles)		42,301		25,506
______________________
(a) Includes approximately 75 miles owned jointly with JEA.

At December 31, 2015, NEER owned and operated 182 substations and approximately 1,098 circuit miles of transmission lines ranging from 69 kV to 345 kV and NEET owned and operated 6 substations and approximately 624 circuit miles of 345 kV transmission lines.

See Item 1. Business - NEER - Generation and Other Operations - Natural Gas Pipelines for a description of NEER's natural gas pipelines in operation.

Character of Ownership

Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The majority of FPL's real property is held in fee and is free from other encumbrances, subject to minor exceptions which are not of a nature as to substantially impair the usefulness to FPL of such properties. Some of FPL's electric lines are located on parcels of land which are not owned in fee by FPL but are covered by necessary consents of governmental authorities or rights obtained from owners of private property. The majority of NEER's generation facilities, pipeline facilities and transmission assets are owned by NEER subsidiaries and a number of those facilities and assets, including all of the Texas pipelines, are encumbered by liens securing various financings. Additionally, the majority of NEER's generation facilities, pipeline facilities and transmission lines are located on land leased or under easement from owners of private property. The majority of NEET’s transmission assets are encumbered by liens securing financings and the majority of its transmission lines are located on land leased or under easement from owners of private property. See Generation Facilities and Note 1 - Electric Plant, Depreciation and Amortization.

Item 3. Legal Proceedings

NEE and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses. For information regarding legal proceedings that could have a material adverse effect on NEE or FPL, see Note 14 - Legal Proceedings. Such descriptions are incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data. All of FPL's common stock is owned by NEE. NEE's common stock is traded on the New York Stock Exchange under the symbol "NEE." The high and low sales prices for the common stock of NEE as reported in the consolidated transaction reporting system of the New York Stock Exchange and the cash dividends per share declared for each quarter during the past two years are as follows:

	2015			2014
Quarter	High	Low	Cash Dividends	High	Low	Cash Dividends
First	$112.64	$97.48	$0.77	$96.13	$83.97	$0.725
Second	$106.63	$97.23	$0.77	$102.51	$93.28	$0.725
Third	$109.98	$93.74	$0.77	$102.46	$91.79	$0.725
Fourth	$105.85	$95.84	$0.77	$110.84	$90.33	$0.725

The amount and timing of dividends payable on NEE's common stock are within the sole discretion of NEE's Board of Directors. The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of NEE's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions, change in business mix and any other factors the Board of Directors deems relevant. The ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries. There are no restrictions in effect that currently limit FPL's ability to pay dividends to NEE. In February 2016, NEE announced that it would increase its quarterly dividend on its common stock from $0.77 per share to $0.87 per share. See Management's Discussion - Liquidity and Capital Resources - Covenants with respect to dividend restrictions and Note 11 - Common Stock Dividend Restrictions regarding dividends paid by FPL to NEE.

As of the close of business on January 31, 2016, there were 20,919 holders of record of NEE's common stock.

Issuer Purchases of Equity Securities. Information regarding purchases made by NEE of its common stock during the three months ended December 31, 2015 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
10/1/2015 - 10/31/15	—	—	—	13,274,748
11/1/2015 - 11/30/15	2,487	$100.43	—	13,274,748
12/1/2015 - 12/31/15	1,063	$98.01	—	13,274,748
Total	3,550	$99.71	—
______________________

(a)
Includes: (1) in November 2015, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in December 2015, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP) and shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the former LTIP to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2015	2014	2013	2012	2011
SELECTED DATA OF NEE (millions, except per share amounts):
Operating revenues	$17,486	$17,021	$15,136	$14,256	$15,341
Income from continuing operations(a)	$2,762	$2,469	$1,677	$1,911	$1,923
Net income(a)(b)	$2,762	$2,469	$1,908	$1,911	$1,923
Net income attributable to NEE:
Income from continuing operations(a)	$2,752	$2,465	$1,677	$1,911	$1,923
Gain from discontinued operations(b)	—	—	231	—	—
Total	$2,752	$2,465	$1,908	$1,911	$1,923
Earnings per share attributable to NEE - basic:
Continuing operations(a)	$6.11	$5.67	$3.95	$4.59	$4.62
Net income(a)(b)	$6.11	$5.67	$4.50	$4.59	$4.62
Earnings per share attributable to NEE - assuming dilution:
Continuing operations(a)	$6.06	$5.60	$3.93	$4.56	$4.59
Net income(a)(b)	$6.06	$5.60	$4.47	$4.56	$4.59
Dividends paid per share of common stock	$3.08	$2.90	$2.64	$2.40	$2.20
Total assets(c)(d)	$82,479	$74,605	$69,007	$64,144	$56,933
Long-term debt, excluding current maturities(d)	$26,681	$24,044	$23,670	$22,881	$20,555
SELECTED DATA OF FPL (millions):
Operating revenues	$11,651	$11,421	$10,445	$10,114	$10,613
Net income	$1,648	$1,517	$1,349	$1,240	$1,068
Total assets(d)	$42,523	$39,222	$36,420	$34,786	$31,759
Long-term debt, excluding current maturities(d)	$9,956	$9,328	$8,405	$8,262	$7,427
Energy sales (kWh)	120,032	113,196	107,643	105,109	106,662
Energy sales:
Residential	49.0%	48.8%	50.1%	50.8%	51.2%
Commercial	39.5	40.4	42.1	43.0	42.2
Industrial	2.5	2.6	2.7	2.9	2.9
Interchange power sales	2.5	2.8	2.3	0.7	0.9
Other(e)	6.5	5.4	2.8	2.6	2.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%
Approximate 60-minute peak load (MW):(f)
Summer season	22,717	22,900	21,576	21,440	21,619
Winter season	20,541	19,718	18,028	16,025	17,934
Average number of customer accounts (thousands):
Residential	4,227	4,169	4,097	4,052	4,027
Commercial	533	526	517	512	508
Industrial	11	10	10	9	9
Other	4	4	3	3	3
Total	4,775	4,709	4,627	4,576	4,547
Average price billed to customers (cents per kWh)	9.48	9.97	9.47	9.51	9.83
______________________

(a)
Includes net unrealized mark-to-market after-tax gains (losses) associated with non-qualifying hedges of approximately $183 million, $153 million, $(53) million, $(34) million and $190 million, respectively. Also, on an after-tax basis, 2013 includes impairment and other charges related to the Spain Solar projects of approximately $342 million and 2011 includes loss on the sale of natural gas-fired generation assets of approximately $98 million. See Management's Discussion - Overview - Adjusted Earnings.

(b)	2013 includes an after-tax gain from discontinued operations of $231 million. See Note 6.

(c)	Includes assets held for sale of approximately $1,009 million in 2015 and $335 million in 2012. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale.

(d)	Reflects reclassification of debt issuance costs for 2011 through 2014. See Note 1 - Debt Issuance Costs.

(e)	Includes the net change in unbilled sales.

(f)	Winter season includes November and December of the current year and January to March of the following year (for 2015, through February 19, 2016).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves approximately 4.8 million customer accounts in Florida and is one of the largest rate-regulated electric utilities in the U.S., and NEER, which together with affiliated entities is the largest generator in North America of renewable energy from the wind and sun based on MWh produced. The table below presents net income (loss) attributable to NEE and earnings (loss) per share, assuming dilution, attributable to NEE by reportable segment - FPL and NEER, and by Corporate and Other, which is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as other income and expense items, including interest expense, income taxes and eliminating entries (see Note 15 for additional segment information, including reported results from continuing operations). The following discussions should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and all comparisons are with the corresponding items in the prior year.

	Net Income (Loss) Attributable to NEE			Earnings (Loss) Per Share, assuming dilution
	Years Ended December 31,			Years Ended December 31,
	2015	2014	2013	2015	2014	2013
	(millions)
FPL	$1,648	$1,517	$1,349	$3.63	$3.45	$3.16
NEER(a)(b)	1,092	989	556	2.41	2.25	1.30
Corporate and Other(b)	12	(41)	3	0.02	(0.10)	0.01
NEE	$2,752	$2,465	$1,908	$6.06	$5.60	$4.47
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

(b)	NEER's and Corporate and Other's results for 2014 and 2013 were retrospectively adjusted to reflect a segment change as further discussed in Note 15.

During 2014, NEP, through NEER, was formed to acquire, manage and own contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NEP OpCo. On July 1, 2014, NEP completed its IPO as further described in Note 1 - NextEra Energy Partners, LP. See Item 1. Business - II. NEER. In December 2014, NEE and HEI announced a proposed merger. See Item 1. Business - Overview.

For the five years ended December 31, 2015, NEE delivered a total shareholder return of approximately 137.0%, above the S&P 500’s 80.8% return, the S&P 500 Utilities' 68.8% return and the Dow Jones U.S. Electricity's 61.7% return. The historical stock performance of NEE's common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

NextEra Energy, Inc.
S&P 500
S&P 500 Utilities
Dow Jones US Electricity
$300
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15

	12/10	12/11	12/12	12/13	12/14	12/15
NextEra Energy, Inc.	100.00	121.86	143.69	183.89	235.23	236.98
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P 500 Utilities	100.00	119.91	121.46	137.51	177.36	168.77
Dow Jones US Electricity	100.00	117.73	118.93	132.81	170.96	161.74

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.
Copyright© 2016 Dow Jones & Co. All rights reserved.

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

NEE and NEER segregate into two categories unrealized mark-to-market gains and losses on derivative transactions. The first category, referred to as non-qualifying hedges, represents certain energy derivative transactions and certain interest rate derivative transactions entered into as economic hedges, which do not meet the requirements for hedge accounting, or for which hedge accounting treatment is not elected or has been discontinued. Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility because the economic offset to the positions are not marked to market. As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions. For example, a gain (loss) in the non-qualifying hedge category for certain energy derivatives is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP. For this reason, NEE's management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance. The second category, referred to as trading activities, which is included in adjusted earnings, represents the net unrealized effect of actively traded positions entered into to take advantage of expected market price movements and all other commodity hedging activities. In January 2016, NEE discontinued hedge accounting for all of its remaining interest rate and foreign currency derivative instruments, which could result in increased volatility in the non-qualifying hedge category in the future. At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause. See Note 3.

In 2013, an after-tax gain from discontinued operations of $231 million ($216 million recorded at NEER and $15 million recorded at Corporate and Other) was recorded in NEE's consolidated statements of income related to the sale of its ownership interest in a portfolio of hydropower generation plants and related assets located in Maine and New Hampshire (see Note 6). In addition, during 2013, an after-tax loss of $43 million ($41 million recorded at NEER and $2 million recorded at Corporate and Other) was recorded associated with the decision to pursue the sale of NEER's ownership interests in oil-fired generation plants located in Maine (Maine fossil). During 2014, NEER decided not to pursue the sale of Maine fossil and recorded an after-tax gain of $12 million to increase Maine fossil's carrying value to its estimated fair value. See Note 4 - Nonrecurring Fair Value Measurements. Also in 2013, NEER recorded an impairment of $300 million and other related charges ($342 million after-tax) related to the Spain solar projects in NEE's consolidated statements of income. See Note 4 - Nonrecurring Fair Value Measurements In order to make period to period comparisons more meaningful, adjusted earnings also exclude the items discussed above, as well as costs incurred in 2015 associated with the proposed merger pursuant to which, if consummated, Hawaiian Electric Company, Inc. will become a wholly owned subsidiary of NEE (see Note 1 - Proposed Merger) and, beginning in the third quarter of 2013, the after-tax operating results associated with the Spain solar projects.

The following table provides details of the adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Years Ended December 31,
	2015	2014	2013
		(millions)
Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity(a)	$183	$153	$(53)
Income (loss) from OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals(b)	$(15)	$(2)	$1
After-tax gain from discontinued operations(c)	$—	$—	$231
After-tax gain (loss) associated with Maine fossil(d)	$—	$12	$(43)
After-tax charges recorded by NEER associated with the impairment of the Spain solar projects	$—	$—	$(342)
After-tax operating results of NEER's Spain solar projects	$5	$(32)	$(4)
After-tax merger-related expenses - Corporate and Other	$(20)	$—	$—
______________________

(a)
For 2015, 2014 and 2013, approximately $175 million of gains, $171 million of gains and $54 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

(b)
For 2015, 2014 and 2013, approximately $14 million of losses, $1 million of income and $1 million of income, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

(c)	For 2013, approximately $216 million of the gain is included in NEER's net income; the balance is included in Corporate and Other.

(d)	For 2014, all of the gain is included in NEER's net income. For 2013, approximately $41 million of the loss is included in NEER's net income; the balance is included in Corporate and Other.

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices and interest rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

2015 Summary

Net income attributable to NEE for 2015 was higher than 2014 by $287 million, or $0.46 per share, assuming dilution, due to higher results at FPL, NEER and Corporate and Other.

FPL's increase in net income in 2015 was primarily driven by continued investments in plant in service while earning an 11.50% regulatory ROE on its retail rate base and higher AFUDC - equity related to construction projects. In 2015, FPL's average typical residential 1,000 kWh bill was the lowest among reporting electric utilities within Florida and approximately 30% below the national average based on a rate per kWh as of July 2015.

NEER's results increased in 2015 reflecting earnings from new investments, higher customer supply and proprietary power and gas trading results as well as the absence of the 2014 NEP-related charge and costs, partly offset by higher growth-related interest and general and administrative expenses and lower results from the existing assets. In 2015, NEER added approximately 1,207 MW of wind capacity in the U.S. and Canada and 285 MW of solar capacity in the U.S., and increased its backlog of contracted renewable development projects. Additionally, a subsidiary of NEP completed the acquisition of the Texas pipeline assets. During the fourth quarter of 2015, the natural gas pipeline projects that were previously reported in Corporate and Other were moved to the NEER segment (see Note 15).

In November 2015, a subsidiary of NEER entered into an agreement to sell its ownership interest in its merchant natural gas generation facilities located in Texas which have a total generating capacity of 2,884 MW at December 31, 2015. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale.

Corporate and Other's results in 2015 increased primarily due to favorable income tax adjustments, 2015 investment gains compared to 2014 investment losses and the absence of debt reacquisition losses recorded in 2014. These positives were partly offset by costs associated with the proposed merger.

NEE and its subsidiaries, including FPL, require funds to support and grow their businesses. These funds are primarily provided by cash flow from operations, borrowings or issuances of short- and long-term debt and proceeds from differential membership investors and, from time to time, issuance of equity securities. As of December 31, 2015, NEE's total net available liquidity was approximately $7.7 billion, of which FPL's portion was approximately $3.1 billion.

RESULTS OF OPERATIONS

Net income attributable to NEE for 2015 was $2.75 billion, compared to $2.47 billion in 2014 and $1.91 billion in 2013. In 2015, net income attributable to NEE improved due to higher results at FPL, NEER and Corporate and Other. In 2014, net income attributable to NEE improved due to higher results at FPL and NEER partly offset by lower results at Corporate and Other.

NEE's effective income tax rate for all periods presented reflects the benefit of PTCs for NEER's wind projects, as well as ITCs and deferred income tax benefits associated with convertible ITCs for solar and certain wind projects at NEER. PTCs, ITCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by the roll off of PTCs on certain wind projects after ten years of production (PTC roll off). In addition, NEE's effective income tax rate for 2014 was unfavorably affected by a noncash income tax charge of approximately $45 million associated with structuring Canadian assets in connection with the creation of NEP and for 2013 was unfavorably affected by the establishment of a full valuation allowance on the deferred tax assets associated with the Spain solar projects. See Note 1 - Income Taxes and - Sale of Differential Membership Interests, Note 4 - Nonrecurring Fair Value Measurements and Note 5. Also see Item 1. Business - NEER - Generation and Other Operations - NEER Fuel/Technology Mix - Policy Incentives for Renewable Energy Projects.

FPL: Results of Operations

FPL obtains its operating revenues primarily from the sale of electricity to retail customers at rates established by the FPSC through base rates and cost recovery clause mechanisms. FPL’s net income for 2015, 2014 and 2013 was $1,648 million, $1,517 million and $1,349 million, respectively, representing an increase in 2015 of $131 million and an increase in 2014 of $168 million.

The use of reserve amortization is permitted under the 2012 rate agreement. See Item 1. Business - FPL - FPL Regulation - FPL Rate Regulation - Base Rates for additional information on the 2012 rate agreement. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2012 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by reserve amortization to earn a targeted regulatory ROE. In certain periods, reserve amortization must be reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and costs not allowed to be recovered from retail customers by the FPSC. In 2015 and 2014, FPL recorded the reversal of reserve amortization of approximately $15 million and $33 million, respectively, and, in 2013, FPL recorded reserve amortization of $155 million.

FPL's regulatory ROE for 2015 and 2014 was 11.50%, compared to 10.96% in 2013. The 2013 regulatory ROE of 10.96% reflects approximately $32 million of after-tax charges associated with the cost savings initiative. These charges were not offset by additional reserve amortization. Excluding the impact of these charges, FPL's regulatory ROE for 2013 would have been approximately 11.25%.

In 2015, the growth in earnings for FPL was primarily driven by the following:

•
higher earnings on investment in plant in service of approximately $77 million. Investment in plant in service grew FPL's average retail rate base in 2015 by approximately $1.0 billion reflecting, among other things, ongoing transmission and distribution additions and the modernized Riviera Beach power plant placed in service in April 2014,

•	higher AFUDC - equity of $32 million primarily related to the modernization project at Port Everglades and other investments,

•	higher earnings of approximately $22 million due to increased use of equity to finance investments, and

•	higher cost recovery clause earnings of $10 million primarily related to earnings associated with the incentive mechanism, partly offset by,

•	higher nonrecoverable expenses.

In 2014, the growth in earnings for FPL was primarily driven by the following:

•
higher earnings on investment in plant in service of approximately $105 million. Investment in plant in service grew FPL's average retail rate base in 2014 by approximately $2.3 billion reflecting, among other things, the modernized Riviera Beach power plant and ongoing transmission and distribution additions,

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

•	lower AFUDC - equity of $19 million primarily related to the Riviera Beach and Cape Canaveral power plants being placed in service in April 2014 and April 2013, respectively.

FPL's operating revenues consisted of the following:

	Years Ended December 31,
	2015	2014	2013
		(millions)
Retail base	$5,653	$5,347	$4,951
Fuel cost recovery	3,875	3,876	3,334
Net deferral of retail fuel revenues	(1)	—	—
Net recognition of previously deferred retail fuel revenues	—	—	44
Other cost recovery clauses and pass-through costs, net of any deferrals	1,645	1,766	1,837
Other, primarily wholesale and transmission sales, customer-related fees and pole attachment rentals	479	432	279
Total	$11,651	$11,421	$10,445

Retail Base

FPSC Rate Orders
FPL’s retail base revenues for all years presented reflect the 2012 rate agreement as retail base rates and charges were designed to increase retail base revenues approximately $350 million on an annualized basis. In addition, retail base revenues increased in 2015 and 2014 through a $234 million annualized retail base rate increase associated with the Riviera Beach power plant and, in 2014, a $164 million annualized retail base rate increase associated with the Cape Canaveral power plant. The 2012 rate agreement:

•	remains in effect until December 2016,

•	establishes FPL's allowed regulatory ROE at 10.50%, with a range of plus or minus 100 basis points, and

•	allows for an additional retail base rate increase as the modernized Port Everglades project becomes operational (which is expected by April 2016).

In January 2016, FPL filed a formal notification with the FPSC indicating its intent to initiate a base rate proceeding. See Item 1. Business - FPL - FPL Regulation - FPL Rate Regulation - Base Rates for additional information on the 2012 rate agreement and details of FPL's formal notification.

In 2015 and 2014, retail base revenues increased approximately $43 million and $192 million, respectively, related to the modernized Riviera Beach power plant being placed in service in April 2014. Additionally, 2014 included approximately $53 million of additional retail base revenues related to the Cape Canaveral power plant being placed in service in April 2013. Additional retail base revenues of approximately $115 million were recorded in 2014, primarily related to new nuclear capacity which was placed in service in 2013 as permitted by the FPSC's nuclear cost recovery rule. See Cost Recovery Clauses below for discussion of the nuclear cost recovery rule.

Retail Customer Usage and Growth
In 2015 and 2014, FPL experienced a 1.4% and 1.8% increase, respectively, in the average number of customer accounts and a 4.2% increase and 0.4% decrease, respectively, in the average usage per retail customer, which collectively, together with other factors, increased revenues by approximately $263 million and $36 million, respectively. The increase in 2015 usage per retail customer is due to favorable weather. An improvement in the Florida economy contributed to the increased revenues for both periods. FPL expects year over year weather-normalized usage per customer to be between flat and 0.5% negative.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to solar and environmental projects, natural gas reserves and nuclear capacity. See Item 1. - I. FPL - FPL Regulation - FPL Rate Regulation - Cost Recovery Clauses. Fluctuations in fuel cost recovery revenues are primarily driven by changes in fuel and energy charges which are included in fuel, purchased power and interchange expense in the consolidated statements of income, as well as by changes in energy sales. Fluctuations in revenues from other cost recovery clauses and pass-through costs are primarily driven by changes in storm-related surcharges, capacity charges, franchise fee costs, the impact of changes in O&M and depreciation expenses on the underlying cost recovery clause, investment in solar and environmental projects, investment in nuclear capacity until such capacity goes into service and is recovered in base rates, pre-construction costs associated with the development of two additional nuclear units at the Turkey Point site and changes in energy sales. Capacity charges are included in fuel, purchased power and interchange expense and franchise fee costs are included in taxes other than income taxes and other in the consolidated statements of income. Underrecovery or overrecovery of cost recovery clause and other pass-through costs (deferred clause and franchise expenses and revenues) can significantly affect NEE's and FPL's operating cash flows. The 2015 net overrecovery was approximately $176 million and positively affected NEE’s and FPL’s cash flows from operating activities in 2015, while the 2014 net underrecovery was approximately $67 million and negatively affected NEE’s and FPL’s cash flows from operating activities in 2014.

The slight decrease in fuel cost recovery revenues in 2015 reflects lower revenues from the incentive mechanism and lower revenues from interchange power sales totaling approximately $118 million and a lower average fuel factor of approximately $96 million, partly offset by increased revenues of $213 million related to higher energy sales. The increase in fuel cost recovery revenues in 2014 is primarily due to a higher average fuel factor of approximately $329 million and higher energy sales of $158 million, as well as higher interchange power sales, partly offset by lower revenues from the incentive mechanism, totaling approximately $55 million.

The declines in 2015 revenues from other cost recovery clauses and pass-through costs were largely due to reductions in expenses associated with energy conservation and capacity clause programs. The decrease in revenues from other cost recovery clauses and pass-through costs in 2014 primarily reflects higher revenues in 2013 associated with the FPSC’s nuclear cost recovery rule reflective of higher earnings on additional nuclear capacity investments and the shift to the collection of nuclear capacity recovery through retail base revenues (see Retail Base above). The nuclear cost recovery rule provides for the recovery of prudently incurred pre-construction costs and carrying charges (equal to the pretax AFUDC rate) on construction costs and a return on investment for new nuclear capacity through levelized charges under the capacity clause. The same rule provides for the recovery of construction costs, once property related to the new nuclear capacity goes into service, through a retail base rate increase effective beginning the following January.

In 2015, 2014 and 2013, cost recovery clauses contributed $103 million, $93 million and $115 million, respectively, to FPL’s net income. The increase in 2015 primarily relates to gains associated with the incentive mechanism, investments in gas reserves and the recovery of a return on the regulatory asset associated with the purchase of the Cedar Bay facility discussed below. The decrease in 2014 in cost recovery clause results is primarily due to the collection of retail base revenues related to new nuclear capacity which was placed in service in 2013 (see Retail Base above). In 2015 and 2014, there was minimal contribution to net income from the nuclear cost recovery rule as all nuclear uprates have been placed in service and associated costs are now collected through base rates.

In September 2015, FPL assumed ownership of Cedar Bay and terminated its long-term purchased power agreement for substantially all of the facility’s capacity and energy for a purchase price of approximately $521 million. The FPSC approved a stipulation and settlement between the Office of Public Counsel and FPL regarding issues relating to the ratemaking treatment for the purchase of this facility. FPL will recover the purchase price and associated income tax gross-up as a regulatory asset which will be amortized over approximately nine years. See Note 1 - Rate Regulation for further discussion.

Other

The increase in other revenues for 2015, which did not result in a significant contribution to earnings, primarily reflects higher wholesale and transmission service revenues along with other miscellaneous service revenues. The increase in other revenues for 2014 primarily reflects higher wholesale revenues associated with an increase in contracted load served under existing contracts.

Other Items Impacting FPL's Consolidated Statements of Income

Fuel, Purchased Power and Interchange Expense
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Years Ended December 31,
	2015	2014	2013
		(millions)
Fuel and energy charges during the period	$3,593	$3,951	$3,519
Net deferral of retail fuel costs	—	(109)	(148)
Net recognition of deferred retail fuel costs	220	—	—
Other, primarily capacity charges, net of any capacity deferral	463	533	554
Total	$4,276	$4,375	$3,925

The decrease in fuel and energy charges in 2015 was due to lower fuel and energy prices of approximately $491 million and a decrease of $68 million in costs related to the incentive mechanism, partly offset by higher energy sales of approximately $201 million. The increase in fuel and energy charges in 2014 was due to higher fuel and energy prices of approximately $202 million, higher energy sales of approximately $187 million and an increase of $43 million in costs related to the incentive mechanism. In addition, FPL recognized approximately $220 million of deferred retail fuel costs in 2015, compared to the deferral of retail fuel costs of $109 million and $148 million in 2014 and 2013, respectively. The decrease in other in 2015 is primarily due to lower capacity fees in part related to the termination of the Cedar Bay long-term purchased power agreement after FPL assumed ownership of Cedar Bay in September 2015.

O&M Expenses
FPL's O&M expenses decreased $79 million in 2014, primarily due the absence of 2013 transition costs associated with the cost savings initiative, as well as realized costs savings from this initiative.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Years Ended December 31,
	2015	2014	2013
		(millions)
Reserve reversal (amortization) recorded under the 2012 rate agreement	$15	$33	$(155)
Other depreciation and amortization recovered under base rates	1,359	1,211	1,105
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	202	188	209
Total	$1,576	$1,432	$1,159

The reserve amortization, or reversal of such amortization, recorded in all periods presented reflects adjustments to the depreciation and fossil dismantlement reserve provided under the 2012 rate agreement in order to achieve the targeted regulatory ROE. At December 31, 2015, approximately $263 million of the reserve remains available for future amortization over the term of the 2012 rate agreement. Reserve amortization is recorded as a reduction to (or when reversed as an increase to) regulatory liabilities - accrued asset removal costs on the consolidated balance sheets. See Note 1 - Rate Regulation regarding a $30 million reduction in the reserve available for amortization under the 2012 rate agreement. The increase in other depreciation and amortization expense recovered under base rates is due to higher amortization expenses primarily associated with, in 2015, analog meters and, in 2015 and 2014, higher plant in service balances.

Taxes Other Than Income Taxes and Other
Taxes other than income taxes and other increased $39 million in 2015 primarily due to higher property taxes reflecting growth in plant in service balances. The increase of $43 million in 2014 was primarily due to higher franchise and revenue taxes, neither of which impact net income, as well as higher property taxes reflecting growth in plant in service balances, partly offset by lower payroll taxes.

Interest Expense
The increase in interest expense in 2015 primarily reflects higher average debt balances, partly offset by lower average interest rates. The increase in interest expense in 2014 reflects higher average interest rates related to higher fixed rate debt balances, lower AFUDC - debt and higher average debt balances. The change in AFUDC - debt is due to the same factors as described below in AFUDC - equity. Interest expense on storm-recovery bonds, as well as certain other interest expense on clause-recoverable investments (collectively, clause interest), do not significantly affect net income, as the clause interest is recovered either under cost recovery clause mechanisms or through a storm-recovery bond surcharge. Clause interest for 2015, 2014 and 2013 amounted to approximately $41 million, $42 million and $58 million, respectively, and reflects the shift of nuclear capacity recovery through retail base revenues (see Retail Base and Cost Recovery Clauses above).

AFUDC - Equity
The increase in AFUDC - equity in 2015 is primarily due to additional AFUDC - equity recorded on construction expenditures associated with the modernization project at Port Everglades, the investments in new compressor parts technology at select combined-cycle units and the peaker upgrade project, partly offset by lower AFUDC - equity associated with the Riviera Beach power plant which was placed in service in April 2014. The decrease in AFUDC - equity in 2014 was primarily due to lower AFUDC - equity associated with the Riviera Beach power plant and the Cape Canaveral power plant which was placed in service in April 2013, partly offset by additional AFUDC - equity recorded on construction expenditures associated with the Port Everglades modernization project.

Capital Initiatives
FPL is in the process of modernizing its Port Everglades power plant to a high-efficiency natural gas-fired unit that is expected to provide approximately 1,240 MW of capacity and be placed in service by April 2016. FPL is also in the process of replacing 44 of its 48 gas turbines at its Lauderdale, Port Everglades and Fort Myers facilities, totaling approximately 1,700 MW of capacity, with 7 high efficiency, low-emission turbines at its Lauderdale and Fort Myers facilities, totaling approximately 1,610 MW of capacity, by December 2016. In addition, FPL is upgrading 2 additional simple-cycle combustion turbines at its Fort Myers facility, which are expected to add an additional 50 MW of capacity by December 2016. FPL plans to continue to strengthen the transmission and distribution infrastructure and to build three solar PV projects that are expected to provide approximately 74 MW each and be placed into service by the end of 2016. In January 2016, the FPSC approved FPL's proposal to build a new approximately 1,600 MW natural gas-fired combined-cycle unit in Okeechobee County, Florida. See Item 1. Business - FPL.

NEER: Results of Operations

NEER owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets primarily in the U.S. and Canada. NEER also provides full energy and capacity requirements services, engages in power and gas marketing and trading activities and invests in natural gas, natural gas liquids and oil production and pipeline infrastructure assets. NEER’s net income less net income attributable to noncontrolling interests for 2015, 2014 and 2013 was $1,092 million, $989 million and $556 million, respectively, resulting in an increase in 2015 of $103 million and an increase in 2014 of $433 million. The primary drivers, on an after-tax basis, of these changes are in the following table.

	Increase (Decrease) From Prior Period
	Years Ended December 31,
	2015	2014
	(millions)
New investments(a)	$138	$134
Existing assets(a)	(96)	26
Gas infrastructure(b)	(7)	(27)
Customer supply and proprietary power and gas trading(b)	110	14
Asset sales	(9)	6
NEP-related charge and costs	67	(67)
Interest and general and administrative expenses	(99)	(42)
Other, primarily income taxes	(15)	13
Change in unrealized mark-to-market non-qualifying hedge activity(c)	4	225
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(c)	(15)	—
Gain on 2013 discontinued operations(c)	—	(216)
Change in Maine fossil gain/loss(c)	(12)	53
Charges associated with the 2013 impairment of the Spain solar projects(c)	—	342
Operating results of the Spain solar projects(c)	37	(28)
Increase in net income less net income attributable to noncontrolling interests	$103	$433
______________________

(a)
Includes PTCs, ITCs and deferred income tax and other benefits associated with convertible ITCs for wind and solar projects, as applicable, (see Note 1 - Electric Plant, Depreciation and Amortization, - Income Taxes and - Sale of Differential Membership Interests and Note 5) but excludes allocation of interest expense or corporate general and administrative expenses. Results from projects are included in new investments during the first twelve months of operation or ownership. An electric energy project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	Excludes allocation of interest expense and corporate general and administrative expenses.

(c)	See Overview - Adjusted Earnings for additional information.

New Investments

In 2015, results from new investments increased due to:

•	higher earnings of approximately $146 million related to the addition of approximately 2,571 MW of wind generation and 910 MW of solar generation during or after 2014, and

•	higher earnings of approximately $16 million related to the acquisition of the Texas pipelines and the development of three additional natural gas pipelines, partly offset by,

•	lower deferred income tax and other benefits associated with convertible ITCs of $21 million and ITCs of $3 million.

In 2014, results from new investments increased primarily due to:

•	higher earnings of approximately $120 million related to the addition of approximately 1,678 MW of wind generation and 545 MW of solar generation during or after 2013, and

•	higher deferred income tax and other benefits associated with ITCs of $25 million, partly offset by,

•	lower deferred income tax and other benefits associated with convertible ITCs of $15 million.

Existing Assets

In 2015, results from NEER's existing asset portfolio decreased primarily due to:

•	lower results from wind assets of $122 million primarily due to weaker wind resource offset in part by a favorable ITC impact related to changes in state income tax laws and favorable pricing, partly offset by,

•	higher results from merchant assets in the ERCOT region of approximately $27 million primarily due to the absence of a 2014 outage.

In 2014, results from NEER's existing asset portfolio increased primarily due to:

•	higher results from wind assets of $29 million reflecting stronger wind resource and increased availability, favorable pricing and lower operating expenses, partly offset by PTC roll off,

•	higher results of $19 million from merchant assets in the ERCOT region and $11 million from other contracted natural gas assets primarily due to favorable market conditions, and

•	increased results of $11 million at Maine fossil due to additional generation and favorable pricing related to extreme winter weather, partly offset by,

•	lower results from the nuclear assets of approximately $30 million primarily due to lower pricing and scheduled outages in 2014, offset in part by higher nuclear decommissioning gains, and

•	lower results of $14 million due to the absence of the hydro assets which were sold in the first quarter of 2013.

Gas Infrastructure

The decrease in gas infrastructure results in 2015 reflects increased depreciation expense mainly related to both higher depletion rates and increased production in 2015, as well as the absence of 2014 gains on the sale of investments in certain wells (collectively, approximately $46 million), partly offset by gains of $42 million related to exiting the hedged positions on a number of future gas production opportunities; such gains were previously reflected in unrealized mark-to-market non-qualifying hedge activity. The decrease in gas infrastructure results in 2014 is primarily due to increased depreciation expense mainly related to higher depletion rates and operating lease expenses and lower revenues (collectively, approximately $31 million) as well as $5 million of after-tax impairment charges on two oil and gas producing properties reflecting a decline in oil and natural gas prices, partly offset by gains on the sale of investments in certain wells. Further declines in the price of oil and natural gas commodity products could result in additional impairments of NEER’s oil and gas producing properties. However, an impairment analysis performed under GAAP does not take into consideration the mark-to-market value of hedged positions. NEER hedges the expected output from its oil and gas producing properties for a period of time to help protect against price movements; the fair value of such hedged positions at December 31, 2015 was approximately $390 million. At December 31, 2015, approximately $2.2 billion of NEE’s property, plant and equipment, net relates to the gas infrastructure business' ownership interests in investments located in oil and gas shale formations.

Customer Supply and Proprietary Power and Gas Trading

Results from customer supply and proprietary power and gas trading increased in 2015 primarily due to improved margins and favorable market conditions compared to lower results in the full requirements business in 2014 due to the impact of extreme winter weather. In 2014, results from customer supply and proprietary power and gas trading increased primarily due to higher power and gas trading results and gains on gas purchase contracts, partly offset by lower results in the full requirements business reflecting the impact of extreme winter weather and market conditions in the Northeast.

Asset Sales

Asset sales in 2015 primarily include after-tax gains of approximately $5 million on the sale of a 41 MW wind project, offset by the absence of gains recorded in 2014. Asset sales in 2014 primarily include an after-tax gain of approximately $14 million on the sale of a 75 MW wind project that became operational during 2014, offset by after-tax gains of approximately $8 million recorded in 2013.

NEP-related Charge and Costs

For 2014, NEER's results reflect an approximately $45 million noncash income tax charge associated with structuring Canadian assets and $22 million in NEP IPO transaction costs.

Interest and General and Administrative Expenses

Interest and general and administrative expenses includes interest expense, differential membership costs and other corporate general and administrative expenses. In 2015 and 2014, interest and general and administrative expenses reflect higher borrowing and other costs to support the growth of the business.

Other Factors

Supplemental to the primary drivers of the changes in NEER's net income less net income attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for 2015 increased $248 million primarily due to:

•	higher revenues from new investments of approximately $225 million,

•	higher revenues from the customer supply business and proprietary power and gas trading business of $218 million reflecting favorable market conditions, and

•
higher revenues from the gas infrastructure business of $96 million primarily reflecting gains recorded upon exiting the hedged positions on a number of future gas production opportunities and the acquisition of the Texas pipelines, partly offset by,

•	lower unrealized mark-to-market gains from non-qualifying hedges ($275 million for 2015 compared to $372 million of gains on such hedges for 2014), and

•
lower revenues from existing assets of $195 million reflecting lower wind generation due to weaker wind resource, lower revenues at Marcus Hook 750 and in the ERCOT region due to lower gas prices and lower revenues at Seabrook reflecting a refueling outage, offset in part by higher revenues at Point Beach due to the absence of a 2014 outage and price escalation under the power sales agreement, higher dispatch in Maine due to 2015 weather conditions and higher revenues from the Spain solar projects.

Operating revenues for 2014 increased $863 million primarily due to:

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

•	lower revenues from the gas infrastructure business and other O&M service agreements.

Operating Expenses
Operating expenses for 2015 increased $138 million primarily due to:

•	higher operating expenses associated with new investments of approximately $123 million,

•
higher O&M expenses reflecting higher costs associated with growth in the NEER business, higher taxes other than income taxes and other reflecting the absence of 2014 gains on the sale of investments in certain wells in the gas infrastructure business and the absence of the 2014 reimbursement by a vendor of certain O&M-related costs, and

•	higher depreciation associated with the gas infrastructure business of $50 million primarily related to higher depletion rates and increased production, partly offset by,

•	lower fuel expense of approximately $146 million primarily in the ERCOT region and at Marcus Hook 750.

Operating expenses for 2014 decreased $3 million primarily due to:

•	the absence of a $300 million impairment charge in 2013 related to the Spain solar projects, and

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

Interest Expense
NEER’s interest expense for 2015 decreased $42 million primarily reflecting the absence of approximately $64 million of losses related to changes in the fair value of interest rate swaps for which hedge accounting was discontinued in 2013, partly offset by higher average debt balances. Interest expense increased $139 million for 2014 primarily reflecting the approximately $64 million of losses related to changes in the fair value of interest rate swaps, as well as higher average debt balances.

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

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased in 2015 and 2014 primarily due to NEER's 50% equity investment in a 550 MW solar project that commenced partial operations at the end of 2013 and full operations by the end of 2014.

Gains on Disposal of Assets - net
Gains on disposal of assets - net for 2015, 2014 and 2013 primarily reflect gains on sales of securities held in NEER’s nuclear decommissioning funds. Gains on disposal of assets - net also reflect, in 2015, a pretax gain of approximately $6 million on the sale of a 41 MW wind project, in 2014, a pretax gain of approximately $23 million on the sale of a 75 MW wind project and, in 2013, a pretax gain of approximately $14 million on the sale of a portfolio of wind assets with generating capacity totaling 223 MW.

Tax Credits, Benefits and Expenses
PTCs from wind projects and ITCs and deferred income tax benefits associated with convertible ITCs from solar and certain wind projects are reflected in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes, and were approximately $149 million, $186 million and $209 million in 2015, 2014 and 2013, respectively. A portion of the PTCs have been allocated to investors in connection with sales of differential membership interests. In addition, NEE’s effective income tax rate for 2015, 2014 and 2013 was affected by deferred income tax benefits associated with ITCs and convertible ITCs of $89 million, $84 million and $74 million, respectively. NEE's effective income tax rate for 2014 was unfavorably affected by a noncash income tax charge of approximately $45 million associated with structuring Canadian assets and for 2013 was unfavorably affected by the establishment of a full valuation allowance on the deferred tax assets associated with the Spain solar projects. See Note 5 and Overview - Adjusted Earnings for additional information.

Capital Initiatives

NEER expects to add new contracted wind generation of approximately 1,400 MW and new contracted solar generation of approximately 1,100 MW in 2016 and will continue to pursue other additional investment opportunities that may develop. Projects developed by NEER might be offered for sale to NEP if NEER should seek to sell the projects. NEER will also continue to invest in the development of its natural gas pipeline infrastructure assets. See Item 1. Business - NEER - Generation and Other Operations - Natural Gas Pipelines.

Sale of Assets to NEP

In January 2015 and February 2015, indirect subsidiaries of NEER sold a 250 MW wind facility located in Texas and an approximately 20 MW solar facility located in California, respectively, to indirect subsidiaries of NEP.

In May 2015, an indirect subsidiary of NEER sold four wind generation facilities with contracted generating capacity totaling approximately 664 MW located in North Dakota, Oklahoma, Washington and Oregon to an indirect subsidiary of NEP.

In October 2015, an indirect subsidiary of NEER sold a 149 MW wind generation facility located in Ontario, Canada to an indirect subsidiary of NEP.

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

	Years Ended December 31,
	2015	2014	2013
		(millions)
Interest expense, net of allocations to NEER	$(87)	$(95)	$(109)
Interest income	32	31	32
Federal and state income tax benefits (expenses)	20	(7)	15
Merger-related expenses	(20)	—	—
Other - net	67	30	65
Net income (loss)	$12	$(41)	$3

The decrease in interest expense, net of allocations to NEER in 2015 and 2014 reflects lower average debt balances due in part to a higher allocation of interest costs to NEER reflecting growth in NEER's business. The federal and state income tax benefits (expenses) reflect consolidating income tax adjustments, including, in 2015, favorable changes in state income tax laws and, in 2013, a $15 million income tax benefit recorded as a gain from discontinued operations, net of federal income taxes (see Overview - Adjusted Earnings).

Other - net includes all other corporate income and expenses, as well as other business activities. The increase in other - net for 2015 primarily reflects 2015 investment gains compared to 2014 investment losses and the absence of debt reacquisition losses recorded in 2014. The decrease in other in 2014 primarily reflects after-tax investment losses in 2014, lower results from NEET and debt reacquisition losses. Substantially all of such investment losses and gains, on a pretax basis, is reflected in other - net in NEE's consolidated statements of income.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries, including FPL, require funds to support and grow their businesses. These funds are used for, among other things, working capital, capital expenditures, investments in or acquisitions of assets and businesses, payment of maturing debt obligations and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt and, from time to time, equity securities, and proceeds from differential membership investors, consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

In October 2015, NEE authorized a program to purchase, from time to time, up to $150 million of common units representing limited partner interests of NEP. Under the program, any purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The purchases may be made in the open market or in privately negotiated transactions. Any purchases will be made in such quantities, at such prices, in such manner and on such terms and conditions as determined by NEE or its subsidiaries in their discretion, based on factors such as market and business conditions, applicable legal requirements and other factors. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. NEE owns and controls the general partner of NEP and beneficially owns approximately 76.9% of NEP’s voting power at December 31, 2015. The purpose of the program is not to cause NEP’s common units to be delisted from the New York Stock Exchange or to cause the common units to be deregistered with the SEC. As of December 31, 2015, NEE had purchased approximately $0.6 million of NEP common units under this program. Also in October 2015, NEP put in place an at-the-market equity issuance program pursuant to which NEP may issue from time to time, up to $150 million of its common units. As of December 31, 2015, NEP had issued approximately $26 million of its common units under this program.

Cash Flows

NEE’s increase in cash flows from operating activities for 2015 and 2014 primarily reflects operating cash generated from additional wind and solar facilities that were placed in service during or after 2014 and 2013, respectively. FPL’s cash flows from operating activities remained essentially flat in 2015 and 2014 compared to the prior year period, and, in 2015, reflects the purchase of Cedar Bay. See Note 1 - Rate Regulation.

Sources and uses of NEE's and FPL's cash for 2015, 2014 and 2013 were as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2015	2014	2013	2015	2014	2013
	(millions)
Sources of cash:
Cash flows from operating activities	$6,116	$5,500	$5,102	$3,393	$3,454	$3,558
Long-term borrowings	5,772	5,054	4,371	1,084	997	497
Change in loan proceeds restricted for construction	—	—	228	—	—	—
Proceeds from differential membership investors, net of payments	669	907	385	—	—	—
Sale of independent power and other investments of NEER	52	307	165	—	—	—
Capital contributions from NEE	—	—	—	1,454	100	275
Cash grants under the Recovery Act	8	343	165	—	—	—
Issuances of common stock - net	1,298	633	842	—	—	—
Net increase in short-term debt	—	451	—	—	938	99
Proceeds from sale of noncontrolling interest in subsidiaries	345	438	—	—	—	—
Other sources - net	107	—	66	19	—	30
Total sources of cash	14,367	13,633	11,324	5,950	5,489	4,459
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(8,377)	(7,017)	(6,682)	(3,633)	(3,241)	(2,903)
Retirements of long-term debt	(3,972)	(4,750)	(2,396)	(551)	(355)	(453)
Net decrease in short-term debt	(356)	—	(720)	(986)	—	—
Dividends	(1,385)	(1,261)	(1,122)	(700)	(1,550)	(1,070)
Other uses - net	(283)	(466)	(295)	(71)	(348)	(54)
Total uses of cash	(14,373)	(13,494)	(11,215)	(5,941)	(5,494)	(4,480)
Net increase (decrease) in cash and cash equivalents	$(6)	$139	$109	$9	$(5)	$(21)

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. The following table provides a summary of the major capital investments for 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
	(millions)
FPL:
Generation:
New	$686	$744	$931
Existing	811	905	655
Transmission and distribution	1,681	1,307	873
Nuclear fuel	205	174	212
General and other	384	148	162
Other, primarily change in accrued property additions and exclusion of AFUDC - equity	(134)	(37)	70
Total	3,633	3,241	2,903
NEER:
Wind	1,029	2,136	1,725
Solar	1,494	546	914
Nuclear, including nuclear fuel	315	262	269
Natural gas pipelines	1,198	74	24
Other	625	683	705
Total	4,661	3,701	3,637
Corporate and Other	83	75	142
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$8,377	$7,017	$6,682

Liquidity

At December 31, 2015, NEE's total net available liquidity was approximately $7.7 billion, of which FPL's portion was approximately $3.1 billion. The table below provides the components of FPL's and NEECH's net available liquidity at December 31, 2015.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,000	$4,850	$7,850	2016 - 2021	2016 - 2021
Issued letters of credit	(6)	(410)	(416)
	2,994	4,440	7,434

Revolving credit facilities	200	710	910	2018	2016 - 2020
Borrowings	—	(675)	(675)
	200	35	235

Letter of credit facilities(b)	—	650	650		2017
Issued letters of credit	—	(443)	(443)
	—	207	207

Subtotal	3,194	4,682	7,876

Cash and cash equivalents	23	546	569
Outstanding commercial paper and notes payable	(156)	(630)	(786)
Net available liquidity	$3,061	$4,598	$7,659
______________________

(a)
Provide for the funding of loans up to $7,850 million ($3,000 million for FPL) and the issuance of letters of credit up to $3,950 million ($1,070 million for FPL). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s bank revolving line of credit facilities are also available to support the purchase of $718 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bond holders and not remarketed prior to maturity. Approximately $2,255 million of FPL's and $3,700 million of NEECH's bank revolving line of credit facilities expire in 2021.

(b)	Only available for the issuance of letters of credit.

As of February 19, 2016, 68 banks participate in FPL’s and NEECH’s revolving credit facilities, with no one bank providing more than 6% of the combined revolving credit facilities. European banks provide approximately 30% of the combined revolving credit facilities. Pursuant to a 1998 guarantee agreement, NEE guarantees the payment of NEECH’s debt obligations under its revolving credit facilities. In order for FPL or NEECH to borrow or to have letters of credit issued under the terms of their respective revolving credit facilities and, also for NEECH, its letter of credit facilities, FPL, in the case of FPL, and NEE, in the case of NEECH, are required, among other things, to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. The FPL and NEECH revolving credit facilities also contain default and related acceleration provisions relating to, among other things, failure of FPL and NEE, as the case may be, to maintain the respective ratio of funded debt to total capitalization at or below the specified ratio. At December 31, 2015, each of NEE and FPL was in compliance with its required ratio.

Additionally, at December 31, 2015, certain subsidiaries of NEER and NEP had credit or loan facilities with available liquidity as set forth in the table below. In order for the applicable borrower to borrow or to have letters of credit issued under the terms of the agreements for some of the NEER facilities listed below, among other things, NEE is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. These NEER agreements also generally contain covenants and default and related acceleration provisions relating to, among other things, failure of NEE to maintain a ratio of funded debt to total capitalization at or below the specified ratio. Some of the payment obligations of the borrowers under the NEER agreements listed below ultimately are guaranteed by NEE.

	Amount	Amount Remaining Available at December 31, 2015	Rate	Maturity Date	Related Project Use
	(millions)
NEER:
Canadian revolving credit facilities(a)	C$850	$458	Variable	Various	Canadian renewable generation assets
Limited-recourse construction and term loan facility	$425	$106	Variable	2035	Construction and development of a 250 MW solar PV project in California
Limited-recourse construction and term loan facility	$619	$98	Variable	2035	Construction and development of a 250 MW solar PV project in Nevada
Cash grant bridge loan facilities	$250	$250	Variable	2018	Construction and development of a 250 MW solar PV project in Nevada
NEP:
Senior secured revolving credit facility(b)	$250	$221	Variable	2019	Working capital, expansion projects, acquisitions and general business purposes
Senior secured limited-recourse revolving loan facility(c)	$150	$150	Variable	2020	General business purposes
————————————

(a)
Available for general corporate purposes; the current intent is to use these facilities for the purchase, development, construction and/or operation of Canadian renewable generation assets. Consists of three credit facilities with expiration dates ranging from February 28, 2016 to April 2016.

(b)
NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants on a quarterly basis and NEP OpCo's ability to pay cash distributions to its unit holders is subject to certain other restrictions. The revolving credit facility includes borrowing capacity for letters of credit and incremental commitments to increase the revolving credit facility up to $1 billion in the aggregate. Borrowings under the revolving credit facility are guaranteed by NEP OpCo and NEP.

(c)
A certain NEP subsidiary (borrower) is required to satisfy certain conditions, including among other things, maintaining a leverage ratio at the time of any borrowing that does not exceed a specified ratio. Borrowings under this revolving loan facility are secured by liens on certain of the borrower's assets and certain of the borrower's subsidiaries' assets, as well as the ownership interest in the borrower. Contains default and related acceleration provisions relating to, among other things, failure of the borrower to maintain a leverage ratio at or below the specified rate and a minimum interest coverage ratio.

Storm Restoration Costs

As of December 31, 2015, FPL had the capacity to absorb up to approximately $119 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC or filing a petition with the FPSC. See Note 1 – Revenues and Rates.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE, including FPL, issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s or FPL’s consolidated subsidiaries, as discussed in more detail below. NEE and FPL are not required to recognize liabilities associated with guarantee arrangements issued on behalf of their consolidated subsidiaries unless it becomes probable that they will be required to perform. At December 31, 2015, NEE and FPL believe it is unlikely that they would be required to perform under, or otherwise incur any losses associated with, these guarantee arrangements.

As of December 31, 2015, NEE subsidiaries had approximately $3.3 billion in guarantees related primarily to equity contribution agreements associated with the development, construction and financing of certain power generation facilities, engineering, procurement and construction agreements and natural gas pipeline development projects. In addition, as of December 31, 2015, NEE subsidiaries had approximately $4.6 billion in guarantees ($21 million for FPL) related to obligations under purchased power agreements, indemnifications associated with asset divestitures, nuclear-related activities, the non-receipt of proceeds from cash grants under the Recovery Act and the payment obligations related to renewable tax credits, as well as other types of contractual obligations.
In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements. As of December 31, 2015, these guarantees totaled approximately $935 million and support, among other things, required cash management reserves, O&M service agreement requirements and other specific project financing requirements.
Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. As of December 31, 2015, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at December 31, 2015) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled $656 million.
As of December 31, 2015, subsidiaries of NEE also had approximately $1.0 billion of standby letters of credit ($6 million for FPL) and approximately $317 million of surety bonds ($77 million for FPL) to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

In addition, as part of contract negotiations in the normal course of business, certain subsidiaries of NEE, including FPL, have agreed and in the future may agree to make payments to compensate or indemnify other parties for possible unfavorable financial consequences resulting from specified events. The specified events may include, but are not limited to, an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in tax law or interpretations of the tax law. NEE and FPL are unable to estimate the maximum potential amount of future payments under some of these contracts because events that would obligate them to make payments have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence.
Certain guarantee arrangements described above contain requirements for NEECH and FPL to maintain a specified credit rating. For a discussion of credit rating downgrade triggers see Credit Ratings below. NEE has guaranteed certain payment obligations of NEECH, including most of its debt and all of its debentures and commercial paper issuances, as well as most of its payment guarantees and indemnifications, and NEECH has guaranteed certain debt and other obligations of NEER and its subsidiaries.
Shelf Registration
In July 2015, NEE, NEECH and FPL filed a shelf registration statement with the SEC for an unspecified amount of securities which became effective upon filing. The amount of securities issuable by the companies is established from time to time by their respective boards of directors. As of February 19, 2016, securities that may be issued under the registration statement include, depending on the registrant, senior debt securities, subordinated debt securities, junior subordinated debentures, first mortgage bonds, common stock, preferred stock, stock purchase contracts, stock purchase units, warrants and guarantees related to certain of those securities. As of February 19, 2016, the board-authorized capacity available to issue securities was approximately $4.8 billion for NEE and NEECH (issuable by either or both of them up to such aggregate amount) and $1.9 billion for FPL.

Contractual Obligations and Estimated Capital Expenditures

NEE’s and FPL’s commitments at December 31, 2015 were as follows:

	2016	2017	2018	2019	2020		Thereafter		Total
	(millions)
Long-term debt, including interest:(a)
FPL	$500	$800	$884	$481	$412	(b)	$15,601	(b)	$18,678
NEER	1,846	877	1,715	659	774		5,173		11,044
Corporate and Other	1,099	2,355	1,301	1,873	1,338		12,793		20,759
Purchase obligations:
FPL(c)	5,320	4,525	4,105	4,345	4,310		13,740		36,345
NEER(d)	3,670	735	610	130	85		530		5,760
Corporate and Other(d)	60	5	5	—	5		—		75
Elimination of FPL's purchase obligations to NEER(d)	—	(59)	(87)	(84)	(81)		(1,246)		(1,557)
Asset retirement activities:(e)
FPL(f)	11	16	10	3	—		8,200		8,240
NEER(g)	1	—	—	—	—		13,199		13,200
Other commitments:
NEER(h)	115	138	187	191	95		405		1,131
Total	$12,622	$9,392	$8,730	$7,598	$6,938		$68,395		$113,675
______________________

(a)	Includes principal, interest and interest rate swaps. Variable rate interest was computed using December 31, 2015 rates. See Note 13.

(b)
Includes $718 million of tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity. In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds. As of December 31, 2015, all tax exempt bonds tendered for purchase have been successfully remarketed. FPL’s bank revolving line of credit facilities are available to support the purchase of tax exempt bonds.

(c)
Represents required capacity and minimum charges under long-term purchased power and fuel contracts (see Note 14 - Contracts), and projected capital expenditures through 2020 (see Note 14 - Commitments).

(d)	See Note 14 - Contracts.

(e)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(f)
At December 31, 2015, FPL had approximately $3,430 million in restricted funds for the payment of future expenditures to decommission FPL’s nuclear units, which are included in NEE’s and FPL’s special use funds. See Note 13.

(g)
At December 31, 2015, NEER’s 88.23% portion of Seabrook’s and 70% portion of Duane Arnold’s and its Point Beach’s restricted funds for the payment of future expenditures to decommission its nuclear units totaled approximately $1,634 million and are included in NEE’s special use funds. See Note 13.

(h)
Represents estimated cash distributions related to differential membership interests and payments related to the acquisition of certain development rights. For further discussion of differential membership interests, see Note 1 - Sale of Differential Membership Interests.

Credit Ratings

NEE’s and FPL’s liquidity, ability to access credit and capital markets, cost of borrowings and collateral posting requirements under certain agreements are dependent on their credit ratings. At February 19, 2016, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) and Fitch Ratings (Fitch) had assigned the following credit ratings to NEE, FPL and NEECH:

	Moody's(a)	S&P(a)	Fitch(a)
NEE:(b)
Corporate credit rating	Baa1	A-	A-

FPL:(b)
Corporate credit rating	A1	A-	A
First mortgage bonds	Aa2	A	AA-
Pollution control, solid waste disposal and industrial development revenue bonds(c)	VMIG-1/P-1	A-2	F1
Commercial paper	P-1	A-2	F1

NEECH:(b)
Corporate credit rating	Baa1	A-	A-
Debentures	Baa1	BBB+	A-
Junior subordinated debentures	Baa2	BBB	BBB
Commercial paper	P-2	A-2	F1
______________________

(a)
A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. The rating is subject to revision or withdrawal at any time by the assigning rating organization.

(b)	The outlook indicated by each of Moody's, S&P and Fitch is stable.

(c)
Short-term ratings are presented as all bonds outstanding are currently paying a short-term interest rate. At FPL's election, a portion or all of the bonds may be adjusted to a long-term interest rate.

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

Commitment fees and interest rates on loans under these credit facilities’ agreements are tied to credit ratings. A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper and other short-term debt issuances and borrowings and additional or replacement credit facilities. In addition, a ratings downgrade could result in, among other things, the requirement that NEE subsidiaries, including FPL, post collateral under certain agreements and guarantee arrangements, including, but not limited to, those related to fuel procurement, power sales and purchases, nuclear decommissioning funding, debt-related reserves and trading activities. FPL’s and NEECH’s credit facilities are available to support these potential requirements.

Covenants

NEE's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries. For example, FPL pays dividends to NEE in a manner consistent with FPL's long-term targeted capital structure. However, the mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to NEE and the issuance of additional first mortgage bonds. Additionally, in some circumstances, the mortgage restricts the amount of retained earnings that FPL can use to pay cash dividends on its common stock. The restricted amount may change based on factors set out in the mortgage. Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings. As of December 31, 2015, no retained earnings were restricted by these provisions of the mortgage and, in light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL’s first mortgage bonds including those to be issued and any other non-junior FPL indebtedness. As of December 31, 2015, coverage for the 12 months ended December 31, 2015 would have been approximately 7.8 times the annual interest requirements and approximately 3.8 times the aggregate principal requirements. New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee. As of December 31, 2015, FPL could have issued in excess of $11.8 billion of additional first mortgage bonds based on the unfunded property additions and in excess of $6.3 billion based on retired first mortgage bonds. As of December 31, 2015, no cash was deposited with the mortgage trustee for these purposes.

In September 2006, NEE and NEECH executed a Replacement Capital Covenant (September 2006 RCC) in connection with NEECH's offering of $350 million principal amount of Series B Enhanced Junior Subordinated Debentures due 2066 (Series B junior subordinated debentures). The September 2006 RCC is for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness (covered debt) of NEECH (other than the Series B junior subordinated debentures) or, in certain cases, of NEE. FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the September 2006 RCC. The September 2006 RCC provides that NEECH may redeem, and NEE or NEECH may purchase, any Series B junior subordinated debentures on or before October 1, 2036, only to the extent that the redemption or purchase price does not exceed a specified amount of proceeds from the sale of qualifying securities, subject to certain limitations described in the September 2006 RCC. Qualifying securities are securities that have equity-like characteristics that are the same as, or more equity-like than, the Series B junior subordinated debentures at the time of redemption or purchase, which are sold within 180 days prior to the date of the redemption or repurchase of the Series B junior subordinated debentures.

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

New Accounting Rules and Interpretations

Amendments to the Consolidation Analysis - In February 2015, the Financial Accounting Standards Board (FASB) issued an accounting standard update which modifies the current consolidation guidance. See Note 1 - Variable Interest Entities.

Presentation of Debt Issuance Costs - In April 2015, the FASB issued an accounting standard update which changes the presentation of debt issuance costs in financial statements. See Note 1 - Debt Issuance Costs.

Revenue Recognition - In May 2014, the FASB issued a new accounting standard related to the recognition of revenue from contracts with customers and required disclosures. See Note 1 - Revenues and Rates.

Classification of Deferred Taxes - In November 2015, the FASB issued an accounting standard update which simplifies the classification of deferred taxes. See Note 1 - Income Taxes.

Financial Instruments - In January 2016, the FASB issued an accounting standard update which modifies guidance regarding certain aspects of recognition, measurement, presentation and disclosure of financial instruments. See Note 4 - Financial Instruments Accounting Standard Update.

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

NEE and FPL consider the following policies to be the most critical in understanding the judgments that are involved in preparing their consolidated financial statements:

Accounting for Derivatives and Hedging Activities

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated primarily with outstanding and forecasted debt issuances and borrowings. In addition, NEE, through NEER, uses derivatives to optimize the value of power generation and gas infrastructure assets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements.

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

For those interest rate and foreign currency transactions accounted for as cash flow hedges, much of the effects of changes in fair value are reflected in OCI, a component of common shareholders’ equity, rather than being recognized in current earnings. For those transactions accounted for as fair value hedges, the effects of changes in fair value are reflected in current earnings offset by changes in the fair value of the item being hedged.

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

Accounting for Pension Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries. Management believes that, based on actuarial assumptions and the well-funded status of the pension plan, NEE will not be required to make any cash contributions to the qualified pension plan in the near future. The qualified pension plan has a fully funded trust dedicated to providing benefits under the plan. NEE allocates net periodic income associated with the pension plan to its subsidiaries annually using specific criteria.

Nature of Accounting Estimates

For the pension plan, the benefit obligation is the actuarial present value, as of the December 31 measurement date, of all benefits attributed by the pension benefit formula to employee service rendered to that date. The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including estimates of the average life of employees/survivors and average years of service rendered. The projected benefit obligation is measured based on assumptions concerning future interest rates and future employee compensation levels. NEE derives pension income from actuarial calculations based on the plan’s provisions and various management assumptions including discount rate, rate of increase in compensation levels and expected long-term rate of return on plan assets.

Assumptions and Accounting Approach

Accounting guidance requires recognition of the funded status of the pension plan in the balance sheet, with changes in the funded status recognized in other comprehensive income within shareholders’ equity in the year in which the changes occur. Since NEE is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, this accounting guidance is reflected at NEE and not allocated to the subsidiaries. The portion of previously unrecognized actuarial gains and losses and prior service costs or credits that are estimated to be allocable to FPL as net periodic (income) cost in future periods and that otherwise would be recorded in AOCI are classified as regulatory assets and liabilities at NEE in accordance with regulatory treatment.

Net periodic pension income is included in O&M expenses, and is calculated using a number of actuarial assumptions. Those assumptions for the years ended December 31, 2015, 2014 and 2013 include:

	2015	2014	2013
Discount rate	3.95%	4.80%	4.00%
Salary increase	4.10%	4.00%	4.00%
Expected long-term rate of return(a)	7.35%	7.75%	7.75%
________________

(a)	In 2015, an expected long-term rate of return of 7.75% is presented net of investment management fees.

In developing these assumptions, NEE evaluated input, including other qualitative and quantitative factors, from its actuaries and consultants, as well as information available in the marketplace. In addition, for the expected long-term rate of return on pension plan assets, NEE considered different models, capital market return assumptions and historical returns for a portfolio with an equity/bond asset mix similar to its pension fund, as well as its pension fund's historical compounded returns. NEE believes that 7.35% is a reasonable long-term rate of return, net of investment management fees, on its pension plan assets. NEE will continue to evaluate all of its actuarial assumptions, including its expected rate of return, at least annually, and will adjust them as appropriate.

NEE utilizes in its determination of pension income a market-related valuation of plan assets. This market-related valuation reduces year-to-year volatility and recognizes investment gains or losses over a five-year period following the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of plan assets and the actual return realized on those plan assets. Since the market-related value of plan assets recognizes gains or losses over a five-year period, the future value of plan assets will be affected as previously deferred gains or losses are recognized. Such gains and losses together with other differences between actual results and the estimates used in the actuarial valuations are deferred and recognized in determining pension income only to the extent they exceed 10% of the greater of projected benefit obligations or the market-related value of plan assets.

The following table illustrates the effect on net periodic income of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Decrease in 2015 Net Periodic Income
	Change in Assumption	NEE	FPL
		(millions)
Expected long-term rate of return	(0.5)%	$(18)	$(11)
Discount rate	0.5%	$(3)	$(2)
Salary increase	0.5%	$(2)	$(1)

NEE also utilizes actuarial assumptions about mortality to help estimate obligations of the pension plan. NEE has adopted the latest revised mortality tables and mortality improvement scales released by the Society of Actuaries, which adoption did not have a material impact on the pension plan's obligation.

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

Assumptions and Accounting Approach

An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset’s fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. See Note 4 - Nonrecurring Fair Value Measurements and Management's Discussion - NEER: Results of Operations - Gas Infrastructure.

Decommissioning and Dismantlement

The components of NEE’s and FPL’s decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	FPL
	Nuclear Decommissioning				Fossil/Solar Dismantlement				Interim Removal Costs and Other				NEECH(a)		NEE
	December 31,				December 31,				December 31,				December 31,		December 31,
	2015		2014		2015		2014		2015		2014		2015	2014	2015	2014
	(millions)
AROs	$1,764		$1,303		$53		$48		$5		$4		$647	$631	$2,469	$1,986
Less capitalized ARO asset net of accumulated depreciation	375		—		38		18		—		—		—	—	413	18
Accrued asset removal costs(b)	279		280		315		311		1,327		1,307		9	6	1,930	1,904
Asset retirement obligation regulatory expense difference(b)	2,147		2,239		37		20		(2)		(2)		—	—	2,182	2,257
Accrued decommissioning, dismantlement and other accrued asset removal costs	$3,815	(c)	$3,822	(c)	$367	(c)	$361	(c)	$1,330	(c)	$1,309	(c)	$656	$637	$6,168	$6,129
______________________

(a)	Primarily NEER.

(b)	Regulatory liability on NEE’s and FPL’s consolidated balance sheets.

(c)	Represents total amount accrued for ratemaking purposes.

Nature of Accounting Estimates

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and plant dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned and how costs will escalate with inflation. In addition, NEE and FPL also make interest rate and rate of return projections on their investments in determining recommended funding requirements for nuclear decommissioning costs. Periodically, NEE and FPL are required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs. For example, an increase of 0.25% in the assumed escalation rates for nuclear decommissioning costs would increase NEE’s and FPL’s asset retirement obligations and conditional asset retirement obligations (collectively, AROs) as of December 31, 2015 by $191 million and $149 million, respectively.

Assumptions and Accounting Approach

NEE and FPL each account for AROs under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.

FPL - For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are filed with the FPSC. The studies reflect, among other things, the expiration dates of the operating licenses for FPL’s nuclear units. The most recent studies, filed in 2015, indicate that FPL’s portion of the future cost of decommissioning its four nuclear units, including spent fuel storage above what is expected to be refunded by the DOE under the spent fuel settlement agreement, is approximately $7.5 billion, or $2.9 billion expressed in 2015 dollars.

FPL accrues the cost of dismantling its fossil and solar plants over the expected service life of each unit based on studies filed with the FPSC. Unlike nuclear decommissioning, dismantlement costs are not funded. The most recent studies became effective January 1, 2010. At December 31, 2015, FPL’s portion of the ultimate cost to dismantle its fossil and solar units is approximately $752 million, or $411 million expressed in 2015 dollars. The majority of the dismantlement costs are not considered AROs. FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC. Any differences between the ARO amount recorded and the amount recorded for ratemaking purposes are reported as a regulatory liability in accordance with regulatory accounting.

NEER - NEER records a liability for the present value of its expected decommissioning costs which is determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning. The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete. At December 31, 2015, the ARO for nuclear decommissioning of NEER’s nuclear plants totaled approximately $423 million. NEER’s portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under the spent fuel settlement agreement, is estimated to be approximately $11.8 billion, or $1.9 billion expressed in 2015 dollars.

See Note 1 - Asset Retirement Obligations and - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 13.

Regulatory Accounting

NEE’s and FPL’s regulatory assets and liabilities are as follows:

	NEE		FPL
	December 31,		December 31,
	2015	2014	2015	2014
	(millions)
Regulatory assets:
Current:
Deferred clause and franchise expenses	$75	$268	$75	$268
Derivatives	$218	$364	$218	$364
Other	$210	$116	$209	$111
Noncurrent:
Purchased power agreement termination	$726	$—	$726	$—
Securitized storm-recovery costs	$208	$294	$208	$294
Other	$844	$657	$579	$468
Regulatory liabilities:
Current, included in other current liabilities	$14	$26	$12	$24
Noncurrent:
Accrued asset removal costs	$1,930	$1,904	$1,921	$1,898
Asset retirement obligation regulatory expense difference	$2,182	$2,257	$2,182	$2,257
Other	$494	$476	$492	$476

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

During 2014 and 2015, the changes in the fair value of NEE’s consolidated subsidiaries’ energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2013	$301	$563	$46	$910
Reclassification to realized at settlement of contracts	(51)	58	(121)	(114)
Inception value of new contracts	(4)	—	—	(4)
Net option premium purchases (issuances)	(65)	2	—	(63)
Changes in fair value excluding reclassification to realized	139	275	(288)	126
Fair value of contracts outstanding at December 31, 2014	320	898	(363)	855
Reclassification to realized at settlement of contracts	(227)	(359)	471	(115)
Inception value of new contracts	18	3	—	21
Net option premium purchases (issuances)	(45)	3	—	(42)
Changes in fair value excluding reclassification to realized	293	640	(326)	607
Fair value of contracts outstanding at December 31, 2015	359	1,185	(218)	1,326
Net margin cash collateral paid (received)				(371)
Total mark-to-market energy contract net assets (liabilities) at December 31, 2015	$359	$1,185	$(218)	$955

NEE’s total mark-to-market energy contract net assets (liabilities) at December 31, 2015 shown above are included on the consolidated balance sheets as follows:

December 31, 2015
(millions)
Current derivative assets	$695
Assets held for sale	57
Noncurrent derivative assets	1,185
Current derivative liabilities	(694)
Liabilities associated with assets held for sale	(16)
Noncurrent derivative liabilities	(272)
NEE's total mark-to-market energy contract net assets	$955

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2015 were as follows:

	Maturity
	2016	2017	2018	2019	2020	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(25)	$23	$8	$4	$—	$—	$10
Significant other observable inputs	28	18	15	(5)	1	(17)	40
Significant unobservable inputs	160	79	17	19	11	23	309
Total	163	120	40	18	12	6	359
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	12	—	8	4	—	—	24
Significant other observable inputs	293	206	117	78	62	75	831
Significant unobservable inputs	43	34	35	25	20	173	330
Total	348	240	160	107	82	248	1,185
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(218)	—	—	—	—	—	(218)
Significant unobservable inputs	(1)	1	—	—	—	—	—
Total	(219)	1	—	—	—	—	(218)
Total sources of fair value	$292	$361	$200	$125	$94	$254	$1,326

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of December 31, 2015 and 2014, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2014	$—	$2	$2	$65	$62	$24	$65	$64	$24
December 31, 2015	$—	$3	$3	$51	$44	$23	$51	$46	$25
Average for the year ended December 31, 2015	$—	$1	$1	$35	$35	$24	$35	$35	$23
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	December 31, 2015			December 31, 2014
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,789	$1,789	(a)	$1,965	$1,965	(a)
Other investments:
Debt securities	$124	$124	(a)	$124	$124	(a)
Primarily notes receivable	$512	$722	(b)	$525	$679	(b)
Long-term debt, including current maturities	$28,897	$30,412	(c)	$27,876	$30,337	(c)
Interest rate contracts - net unrealized losses	$(285)	$(285)	(d)	$(216)	$(216)	(d)
FPL:
Fixed income securities - special use funds	$1,378	$1,378	(a)	$1,568	$1,568	(a)
Long-term debt, including current maturities	$10,020	$11,028	(c)	$9,473	$11,105	(c)
______________________

(a)	Primarily estimated using quoted market prices for these or similar issues.

(b)	Primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

As of December 31, 2015, NEE had interest rate contracts with a notional amount of approximately $8.3 billion related to long-term debt issuances, of which $2.2 billion are fair value hedges at NEECH that effectively convert fixed-rate debt to a variable-rate instrument. The remaining $6.1 billion of notional amount of interest rate contracts relate to cash flow hedges to manage exposure to the variability of cash flows associated with variable-rate debt instruments, which primarily relate to NEER debt issuances. At December 31, 2015, the estimated fair value of NEE's fair value hedges and cash flow hedges was approximately $(14) million and $(271) million, respectively. See Note 3.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE’s net liabilities would increase by approximately $1,009 million ($506 million for FPL) at December 31, 2015.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,674 million and $2,634 million ($1,598 million and $1,561 million for FPL) at December 31, 2015 and 2014, respectively. At December 31, 2015, a hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $246 million ($146 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. As of December 31, 2015, approximately 94% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

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

In accordance with the U.S. Securities and Exchange Commission's published guidance, we have excluded from our current assessment the internal control over financial reporting for NET Holdings Management, LLC, which was acquired on October 1, 2015 and whose financial statements reflect total assets and operating revenues consisting of approximately three percent and less than one percent, respectively, of NextEra Energy’s consolidated total assets and operating revenues as of and for the year ended December 31, 2015. NextEra Energy will include NET Holdings Management, LLC in its assessment as of December 31, 2016.

Management assessed the effectiveness of NEE's and FPL's internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013). Based on this assessment, management believes that NEE's and FPL's internal control over financial reporting was effective as of December 31, 2015.

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

We have audited the internal control over financial reporting of NextEra Energy, Inc. and subsidiaries (NextEra Energy) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment of NextEra Energy the internal control over financial reporting at NET Holdings Management, LLC, which was acquired on October 1, 2015 and whose financial statements constitute three percent of total assets and less than one percent of operating revenues of NextEra Energy's consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at NET Holdings Management, LLC. NextEra Energy's and FPL’s management are responsible for maintaining effective internal control over financial reporting and for their assessments of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on NextEra Energy’s and FPL’s internal control over financial reporting based on our audits.

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

In our opinion, NextEra Energy and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of NextEra Energy and FPL and our report dated February 19, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding NextEra Energy's and FPL's adoption of a new accounting standard in 2015.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NextEra Energy, Inc. and Florida Power & Light Company:

We have audited the accompanying consolidated balance sheets of NextEra Energy, Inc. and subsidiaries (NextEra Energy) and the separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2015 and 2014, and NextEra Energy's and FPL's related consolidated statements of income, NextEra Energy's consolidated statements of comprehensive income, NextEra Energy's and FPL's consolidated statements of cash flows, NextEra Energy’s consolidated statements of equity, and FPL’s consolidated statements of common shareholder’s equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of NextEra Energy's and FPL's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NextEra Energy, Inc. and subsidiaries and the financial position of Florida Power & Light Company and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, NextEra Energy and FPL have changed their classification and presentation of deferred taxes in 2015 due to the adoption of FASB ASU 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes. The adoption of ASU 2015-17 was applied prospectively.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NextEra Energy’s and FPL’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2016 expressed an unqualified opinion on NextEra Energy’s and FPL’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
February 19, 2016

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
OPERATING REVENUES	$17,486	$17,021	$15,136
OPERATING EXPENSES
Fuel, purchased power and interchange	5,327	5,602	4,958
Other operations and maintenance	3,269	3,149	3,194
Impairment charges	2	11	300
Merger-related	26	—	—
Depreciation and amortization	2,831	2,551	2,163
Taxes other than income taxes and other	1,399	1,324	1,280
Total operating expenses	12,854	12,637	11,895
OPERATING INCOME	4,632	4,384	3,241
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,211)	(1,261)	(1,121)
Benefits associated with differential membership interests - net	216	199	165
Equity in earnings of equity method investees	107	93	25
Allowance for equity funds used during construction	70	37	63
Interest income	86	80	78
Gains on disposal of assets - net	90	105	54
Gain (loss) associated with Maine fossil	—	21	(67)
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(40)	(13)	(11)
Other - net	40	—	27
Total other deductions - net	(642)	(739)	(787)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,990	3,645	2,454
INCOME TAXES	1,228	1,176	777
INCOME FROM CONTINUING OPERATIONS	2,762	2,469	1,677
GAIN FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	231
NET INCOME	2,762	2,469	1,908
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	10	4	—
NET INCOME ATTRIBUTABLE TO NEE	$2,752	$2,465	$1,908
Earnings per share attributable to NEE - basic:
Continuing operations	$6.11	$5.67	$3.95
Discontinued operations	—	—	0.55
Total	$6.11	$5.67	$4.50
Earnings per share attributable to NEE - assuming dilution:
Continuing operations	$6.06	$5.60	$3.93
Discontinued operations	—	—	0.54
Total	$6.06	$5.60	$4.47
Weighted-average number of common shares outstanding:
Basic	450.5	434.4	424.2
Assuming dilution	454.0	440.1	427.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2015	2014	2013
NET INCOME	$2,762	$2,469	$1,908
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $37 and $80 tax benefit and $45 tax expense, respectively)	(88)	(141)	84
Reclassification from accumulated other comprehensive income to net income (net of $25, $57 and $38 tax expense, respectively)	63	98	67
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $8 tax benefit, $45 and $84 tax expense, respectively)	(7)	62	118
Reclassification from accumulated other comprehensive income to net income (net of $33, $26 and $10 tax benefit, respectively)	(37)	(41)	(17)
Defined benefit pension and other benefits plans (net of $26 and $27 tax benefit and $61 tax expense, respectively)	(42)	(43)	97
Net unrealized losses on foreign currency translation (net of $2, $12 and $22 tax benefit, respectively)	(27)	(25)	(45)
Other comprehensive income (loss) related to equity method investee (net of $5 tax benefit and $5 tax expense, respectively)	—	(8)	7
Total other comprehensive income (loss), net of tax	(138)	(98)	311
COMPREHENSIVE INCOME	2,624	2,371	2,219
LESS COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1)	2	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$2,625	$2,369	$2,219
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(millions, except par value)

	December 31,
	2015	2014 *
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$72,606	$68,042
Nuclear fuel	2,067	2,006
Construction work in progress	5,657	3,591
Accumulated depreciation and amortization	(18,944)	(17,934)
Total property, plant and equipment - net ($7,966 and $6,414 related to VIEs, respectively)	61,386	55,705
CURRENT ASSETS
Cash and cash equivalents	571	577
Customer receivables, net of allowances of $13 and $27, respectively	1,784	1,805
Other receivables	481	354
Materials, supplies and fossil fuel inventory	1,259	1,292
Regulatory assets:
Deferred clause and franchise expenses	75	268
Derivatives	218	364
Other	210	116
Derivatives	712	990
Deferred income taxes	—	739
Assets held for sale	1,009	—
Other	476	439
Total current assets	6,795	6,944
OTHER ASSETS
Special use funds	5,138	5,166
Other investments	1,786	1,399
Prepaid benefit costs	1,155	1,244
Regulatory assets:
Purchased power agreement termination	726	—
Securitized storm-recovery costs ($128 and $180 related to a VIE, respectively)	208	294
Other	844	657
Derivatives	1,202	1,009
Other	3,239	2,187
Total other assets	14,298	11,956
TOTAL ASSETS	$82,479	$74,605
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 461 and 443, respectively)	$5	$4
Additional paid-in capital	8,596	7,179
Retained earnings	14,140	12,773
Accumulated other comprehensive loss	(167)	(40)
Total common shareholders' equity	22,574	19,916
Noncontrolling interests	538	252
Total equity	23,112	20,168
Long-term debt ($684 and $1,077 related to VIEs, respectively)	26,681	24,044
Total capitalization	49,793	44,212
CURRENT LIABILITIES
Commercial paper	374	1,142
Notes payable	412	—
Current maturities of long-term debt	2,220	3,515
Accounts payable	2,529	1,354
Customer deposits	473	462
Accrued interest and taxes	449	474
Derivatives	882	1,289
Accrued construction-related expenditures	921	676
Liabilities associated with assets held for sale	992	—
Other	855	751
Total current liabilities	10,107	9,663
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,469	1,986
Deferred income taxes	9,827	9,261
Regulatory liabilities:
Accrued asset removal costs	1,930	1,904
Asset retirement obligation regulatory expense difference	2,182	2,257
Other	494	476
Derivatives	530	466
Deferral related to differential membership interests - VIEs	3,142	2,704
Other	2,005	1,676
Total other liabilities and deferred credits	22,579	20,730
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$82,479	$74,605

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
*Prior period amounts have been retrospectively adjusted as discussed in Note 1 - Debt Issuance Costs.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,762	$2,469	$1,908
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,831	2,551	2,163
Nuclear fuel and other amortization	372	345	358
Impairment charges	2	11	300
Unrealized gains on marked to market energy contracts	(337)	(411)	(10)
Deferred income taxes	1,162	1,205	853
Cost recovery clauses and franchise fees	176	(67)	(166)
Purchased power agreement termination	(521)	—	—
Benefits associated with differential membership interests - net	(216)	(199)	(165)
Gain from discontinued operations, net of income taxes	—	—	(231)
Other - net	(23)	134	144
Changes in operating assets and liabilities:
Customer and other receivables	90	(7)	(268)
Materials, supplies and fossil fuel inventory	17	(135)	(81)
Other current assets	(34)	(30)	8
Other assets	(106)	(220)	8
Accounts payable and customer deposits	(206)	110	122
Margin cash collateral	81	(59)	156
Income taxes	28	(75)	(56)
Other current liabilities	161	(110)	143
Other liabilities	(123)	(12)	(84)
Net cash provided by operating activities	6,116	5,500	5,102
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(3,428)	(3,067)	(2,691)
Independent power and other investments of NEER	(4,505)	(3,588)	(3,478)
Cash grants under the American Recovery and Reinvestment Act of 2009	8	343	165
Nuclear fuel purchases	(361)	(287)	(371)
Other capital expenditures and other investments	(83)	(75)	(142)
Sale of independent power and other investments of NEER	52	307	165
Change in loan proceeds restricted for construction	(9)	(40)	228
Proceeds from sale or maturity of securities in special use funds and other investments	4,851	4,621	4,405
Purchases of securities in special use funds and other investments	(4,982)	(4,767)	(4,470)
Proceeds from the sale of a noncontrolling interest in subsidiaries	345	438	—
Other - net	107	(246)	66
Net cash used in investing activities	(8,005)	(6,361)	(6,123)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	5,772	5,054	4,371
Retirements of long-term debt	(3,972)	(4,750)	(2,396)
Proceeds from differential membership investors	761	978	448
Payments to differential membership investors	(92)	(71)	(63)
Proceeds from notes payable	1,225	500	—
Repayments of notes payable	(813)	(500)	(200)
Net change in commercial paper	(768)	451	(520)
Issuances of common stock - net	1,298	633	842
Dividends on common stock	(1,385)	(1,261)	(1,122)
Other - net	(143)	(34)	(230)
Net cash provided by financing activities	1,883	1,000	1,130
Net increase (decrease) in cash and cash equivalents	(6)	139	109
Cash and cash equivalents at beginning of year	577	438	329
Cash and cash equivalents at end of year	$571	$577	$438
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,143	$1,181	$1,070
Cash paid (received) for income taxes - net	$33	$46	$(20)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$2,616	$956	$1,098
Sale of hydropower generation plants through assumption of debt by buyer	$—	$—	$700
Assumption of debt and acquisition holdbacks in connection with the acquisition of the Texas pipeline business	$1,078	$—	$—
Decrease (increase) in property, plant and equipment as a result of a settlement	$(45)	$181	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(millions)

	Common Stock			Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares		Aggregate Par Value
Balances, December 31, 2012	424	(b)	$4	$5,575	$(39)	$(255)	$10,783	$16,068	$—	$16,068
Net income	—		—	—	—	—	1,908	1,908	—
Issuances of common stock, net of issuance cost of less than $1	10		—	823	4	—	—	827	—
Exercise of stock options and other incentive plan activity	1		—	74	—	—	—	74	—
Dividends on common stock(a)	—		—	—	—	—	(1,122)	(1,122)	—
Earned compensation under ESOP	—		—	37	9	—	—	46	—
Other comprehensive income	—		—	—	—	311	—	311	—
Premium on equity units	—		—	(62)	—	—	—	(62)	—
Issuance costs of equity units	—		—	(10)	—	—	—	(10)	—
Balances, December 31, 2013	435	(b)	4	6,437	(26)	56	11,569	18,040	—	$18,040
Net income	—		—	—	—	—	2,465	2,465	4
Issuances of common stock, net of issuance cost of less than $1	7		—	604	3	—	—	607	—
Exercise of stock options and other incentive plan activity	1		—	102	—	—	—	102	—
Dividends on common stock(a)	—		—	—	—	—	(1,261)	(1,261)	—
Earned compensation under ESOP	—		—	50	9	—	—	59	—
Other comprehensive loss	—		—	—	—	(96)	—	(96)	(2)
NEP acquisition of limited partner interest in NEP OpCo	—		—	—	—	—	—	—	232
Other changes in noncontrolling interests in subsidiaries	—		—	—	—	—	—	—	18
Balances, December 31, 2014	443	(b)	4	7,193	(14)	(40)	12,773	19,916	252	$20,168
Net income	—		—	—	—	—	2,752	2,752	10
Issuances of common stock, net of issuance cost of less than $1	17		1	1,302	4	—	—	1,307	—
Exercise of stock options and other incentive plan activity	1		—	56	—	—	—	56	—
Dividends on common stock(a)	—		—	—	—	—	(1,385)	(1,385)	—
Earned compensation under ESOP	—		—	54	9	—	—	63	—
Premium on equity units	—		—	(80)	—	—	—	(80)	—
Other comprehensive loss	—		—	—	—	(127)	—	(127)	(11)
Issuance costs of equity units	—		—	(16)	—	—	—	(16)	—
Sale of NEER assets to NEP	—		—	88	—	—	—	88	252
Distributions to noncontrolling interests	—		—	—	—	—	—	—	(20)
Other changes in noncontrolling interests in subsidiaries	—		—	—	—	—	—	—	55
Balances, December 31, 2015	461	(b)	$5	$8,597	$(1)	$(167)	$14,140	$22,574	$538	$23,112
______________________

(a)	Dividends per share were $3.08, $2.90 and $2.64 for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)
Outstanding and unallocated shares held by the Employee Stock Ownership Plan (ESOP) Trust totaled less than 1 million, approximately 1 million and 2 million at December 31, 2015, 2014 and 2013, respectively; the original number of shares purchased and held by the ESOP Trust was approximately 25 million shares.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2015	2014	2013
OPERATING REVENUES	$11,651	$11,421	$10,445
OPERATING EXPENSES
Fuel, purchased power and interchange	4,276	4,375	3,925
Other operations and maintenance	1,617	1,620	1,699
Depreciation and amortization	1,576	1,432	1,159
Taxes other than income taxes and other	1,205	1,166	1,123
Total operating expenses	8,674	8,593	7,906
OPERATING INCOME	2,977	2,828	2,539
OTHER INCOME (DEDUCTIONS)
Interest expense	(445)	(439)	(415)
Allowance for equity funds used during construction	68	36	55
Other - net	5	2	5
Total other deductions - net	(372)	(401)	(355)
INCOME BEFORE INCOME TAXES	2,605	2,427	2,184
INCOME TAXES	957	910	835
NET INCOME(a)	$1,648	$1,517	$1,349
______________________

(a)	FPL's comprehensive income is the same as reported net income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions, except share amount)

	December 31,
	2015	2014 *
ELECTRIC UTILITY PLANT
Plant in service and other property	$41,227	$39,027
Nuclear fuel	1,306	1,217
Construction work in progress	2,850	1,694
Accumulated depreciation and amortization	(11,862)	(11,282)
Total electric utility plant - net	33,521	30,656
CURRENT ASSETS
Cash and cash equivalents	23	14
Customer receivables, net of allowances of $3 and $5, respectively	849	773
Other receivables	123	136
Materials, supplies and fossil fuel inventory	826	848
Regulatory assets:
Deferred clause and franchise expenses	75	268
Derivatives	218	364
Other	209	111
Other	184	120
Total current assets	2,507	2,634
OTHER ASSETS
Special use funds	3,504	3,524
Prepaid benefit costs	1,243	1,189
Regulatory assets:
Purchased power agreement termination	726	—
Securitized storm-recovery costs ($128 and $180 related to a VIE, respectively)	208	294
Other	579	468
Other	235	457
Total other assets	6,495	5,932
TOTAL ASSETS	$42,523	$39,222
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	7,733	6,279
Retained earnings	6,447	5,499
Total common shareholder's equity	15,553	13,151
Long-term debt ($210 and $273 related to a VIE, respectively)	9,956	9,328
Total capitalization	25,509	22,479
CURRENT LIABILITIES
Commercial paper	56	1,142
Notes payable	100	—
Current maturities of long-term debt	64	60
Accounts payable	664	647
Customer deposits	469	458
Accrued interest and taxes	279	245
Derivatives	222	370
Accrued construction-related expenditures	240	233
Other	355	331
Total current liabilities	2,449	3,486
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,822	1,355
Deferred income taxes	7,730	6,835
Regulatory liabilities:
Accrued asset removal costs	1,921	1,898
Asset retirement obligation regulatory expense difference	2,182	2,257
Other	492	476
Other	418	436
Total other liabilities and deferred credits	14,565	13,257
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$42,523	$39,222

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
*Prior period amounts have been retrospectively adjusted as discussed in Note 1 - Debt Issuance Costs.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,648	$1,517	$1,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,576	1,432	1,159
Nuclear fuel and other amortization	209	201	184
Deferred income taxes	504	601	617
Cost recovery clauses and franchise fees	176	(67)	(166)
Purchased power agreement termination	(521)	—	—
Other - net	(56)	94	46
Changes in operating assets and liabilities:
Customer and other receivables	(79)	(10)	(5)
Materials, supplies and fossil fuel inventory	22	(106)	(16)
Other current assets	(32)	(9)	15
Other assets	(53)	(103)	(12)
Accounts payable and customer deposits	(72)	28	(1)
Income taxes	14	(34)	384
Other current liabilities	98	(64)	11
Other liabilities	(41)	(26)	(7)
Net cash provided by operating activities	3,393	3,454	3,558
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,428)	(3,067)	(2,691)
Nuclear fuel purchases	(205)	(174)	(212)
Proceeds from sale or maturity of securities in special use funds	3,731	3,349	3,342
Purchases of securities in special use funds	(3,792)	(3,414)	(3,389)
Other - net	19	(268)	30
Net cash used in investing activities	(3,675)	(3,574)	(2,920)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,084	997	497
Retirements of long-term debt	(551)	(355)	(453)
Proceeds from notes payable	100	—	—
Net change in commercial paper	(1,086)	938	99
Capital contributions from NEE	1,454	100	275
Dividends to NEE	(700)	(1,550)	(1,070)
Other - net	(10)	(15)	(7)
Net cash provided by (used in) financing activities	291	115	(659)
Net increase (decrease) in cash and cash equivalents	9	(5)	(21)
Cash and cash equivalents at beginning of year	14	19	40
Cash and cash equivalents at end of year	$23	$14	$19
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$435	$417	$410
Cash paid (received) for income taxes - net	$439	$342	$(166)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$474	$404	$386

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2012	$1,373	$5,903	$5,254	$12,530
Net income	—	—	1,349
Capital contributions from NEE	—	275	—
Dividends to NEE	—	—	(1,070)
Other	—	1	(1)
Balances, December 31, 2013	1,373	6,179	5,532	$13,084
Net income	—	—	1,517
Capital contributions from NEE	—	100	—
Dividends to NEE	—	—	(1,550)
Balances, December 31, 2014	1,373	6,279	5,499	$13,151
Net income	—	—	1,648
Capital contributions from NEE	—	1,454	—
Dividends to NEE	—	—	(700)
Balances, December 31, 2015	$1,373	$7,733	$6,447	$15,553

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation - The operations of NextEra Energy, Inc. (NEE) are conducted primarily through its wholly owned subsidiary Florida Power & Light Company (FPL) and its wholly owned indirect subsidiary NextEra Energy Resources, LLC (NEER). FPL, a rate-regulated electric utility, supplies electric service to approximately 4.8 million customer accounts throughout most of the east and lower west coasts of Florida. NEER invests in independent power projects through both controlled and consolidated entities and noncontrolling ownership interests in joint ventures essentially all of which are accounted for under the equity method. NEER also participates in natural gas, natural gas liquids and oil production through non-operating ownership interests and in pipeline infrastructure through either wholly owned subsidiaries or noncontrolling or joint venture interests. See Note 15 for a discussion of the movement of the natural gas pipeline projects to the NEER segment from Corporate and Other.

The consolidated financial statements of NEE and FPL include the accounts of their respective majority-owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Amounts included in the consolidated financial statements and the accompanying Notes have been adjusted to reflect the retrospective application of a Financial Accounting Standards Board (FASB) accounting standard update related to the presentation of debt issuance costs in the financial statements. See Debt Issuance Costs below. In addition, certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation. The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

NextEra Energy Partners, LP - NEE, through NEER, formed NextEra Energy Partners, LP (NEP) to acquire, manage and own contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NextEra Energy Operating Partners, LP (NEP OpCo). On July 1, 2014, NEP closed its initial public offering (IPO) by issuing 18,687,500 common units representing limited partner interests. The proceeds from the sale of the common units, net of underwriting discounts, commissions and structuring fees, were approximately $438 million. NEP used such proceeds to purchase 18,687,500 common units of NEP OpCo, of which approximately $288 million was used to purchase common units from an indirect wholly owned subsidiary of NEE and $150 million was used to purchase common units from NEP OpCo. Through an indirect wholly owned subsidiary, NEE retained 74,440,000 units of NEP OpCo representing a 79.9% interest in NEP's operating projects. Additionally, NEE owns a controlling general partner interest in NEP and consolidates this entity for financial reporting purposes and presents NEP's limited partner interest as a noncontrolling interest in NEE's consolidated financial statements. Certain equity and asset transactions between NEP, NEER and NEP OpCo involve the exchange of cash, energy projects and ownership interests in NEP OpCo. These exchanges are accounted for under the profit sharing method and resulted in a profit sharing liability of approximately $447 million and $299 million at December 31, 2015 and 2014, respectively, which is reflected in noncurrent other liabilities on NEE's consolidated balance sheets. The profit sharing liability will be amortized into income on a straight-line basis over the estimated useful lives of the underlying energy projects held by NEP OpCo. During the purchase price adjustment period associated with the IPO, which is expected to extend into the fourth quarter of 2016, approximately $288 million of the profit sharing liability is subject to potential adjustment and will not be amortized.

During 2015, NEP sold an additional 11,857,925 common units and purchased an additional 11,857,925 NEP OpCo common units. Also, in 2015, a subsidiary of NEE purchased 27,000,000 of NEP OpCo's common units. After giving effect to these transactions, NEE’s interest in NEP's operating projects is approximately 76.8% as of December 31, 2015. As of December 31, 2015, NEP, through NEER's contribution of energy projects to NEP OpCo, owns a portfolio of 19 wind and solar projects with generating capacity totaling approximately 2,210 megawatts (MW), as well as a portfolio of seven long-term contracted natural gas pipeline assets located in Texas.

Rate Regulation - FPL is subject to rate regulation by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). Its rates are designed to recover the cost of providing electric service to its customers including a reasonable rate of return on invested capital. As a result of this cost-based regulation, FPL follows the accounting guidance that allows regulators to create assets and impose liabilities that would not be recorded by non-rate regulated entities. Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process.

Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through various clauses, include substantially all fuel, purchased power and interchange expense, certain construction-related costs for FPL's planned additional nuclear units at Turkey Point and FPL's solar generation facilities, and conservation and certain environmental-related costs. Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net underrecovery or overrecovery. Any underrecovered costs or overrecovered revenues are collected from or returned to customers in subsequent periods.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2015, FPL assumed ownership of a 250 MW coal-fired generation facility located in Jacksonville, Florida (Cedar Bay) and terminated its long-term purchased power agreement for substantially all of the facility’s capacity and energy for a purchase price of approximately $521 million. The FPSC approved a stipulation and settlement between the State of Florida Office of Public Counsel and FPL regarding issues relating to the ratemaking treatment for Cedar Bay. Key elements of the settlement included, among other things, the following:

•
FPL will recover the purchase price and associated income tax gross-up as a regulatory asset which will be amortized over approximately nine years. Approximately $709 million will be recovered through the capacity clause with a return on the portion of the unamortized balance associated with the purchase price and $138 million will be recovered through base rates until FPL's next test year for a general base rate proceeding, at which time the unamortized balance will be transferred to the capacity clause for continued recovery until fully amortized. At December 31, 2015, the regulatory assets, net of amortization, totaled approximately $817 million and are included in purchased power agreement termination and current other regulatory assets on NEE’s and FPL’s consolidated balance sheets.

•
The reserve amount that is available for amortization under the 2012 rate agreement, which is effective through December 2016, was reduced by $30 million to $370 million, unless FPL needs the entire $400 million reserve to maintain a minimum regulatory ROE of 9.50%. See Revenues and Rates - FPL Rates Effective January 2013 through December 2016 below.

In October 2015, the Florida Industrial Power Users Group filed a notice of appeal challenging the FPSC's approval of this settlement, which is pending before the Florida Supreme Court.

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

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed. FPL's unbilled base revenues are included in customer receivables on NEE's and FPL's consolidated balance sheets and amounted to approximately $246 million and $223 million at December 31, 2015 and 2014, respectively. FPL's operating revenues also include amounts resulting from cost recovery clauses (see Rate Regulation above), franchise fees, gross receipts taxes and surcharges related to storm-recovery bonds (see Note 9 - FPL). Franchise fees and gross receipts taxes are imposed on FPL; however, the FPSC allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise amount for those customers located in the jurisdiction that imposes the fee. Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes and other in NEE's and FPL's consolidated statements of income and were approximately $722 million, $716 million and $680 million in 2015, 2014 and 2013, respectively. The revenues from the surcharges related to storm-recovery bonds included in operating revenues in NEE's and FPL's consolidated statements of income were approximately $115 million, $109 million and $108 million in 2015, 2014 and 2013, respectively. FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on NEE's and FPL's consolidated balance sheets.

FPL Rates Effective January 2013 through December 2016 - In January 2013, the FPSC issued a final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement). Key elements of the 2012 rate agreement, which is effective from January 2013 through December 2016, include, among other things, the following:

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

•
Retail base rates will be increased by the annualized base revenue requirements for FPL's three modernization projects (Cape Canaveral, Riviera Beach and Port Everglades) as each of the modernized power plants becomes operational. (Cape Canaveral and Riviera Beach became operational in April 2013 and April 2014, respectively, and Port Everglades is expected to be operational by April 2016.)

•	Cost recovery of FPL's West County Energy Center (WCEC) Unit No. 3 will continue to occur through the capacity cost recovery clause (capacity clause) (reported as retail base revenues).

•
Subject to certain conditions, FPL may amortize, over the term of the 2012 rate agreement, a depreciation reserve surplus remaining at the end of 2012 under a previous rate agreement (approximately $224 million) and may amortize a portion of FPL's fossil dismantlement reserve up to a maximum of $176 million (collectively, the reserve), provided that in any year of the 2012 rate agreement, FPL must amortize at least enough reserve to maintain a 9.50% earned regulatory ROE but may not amortize any reserve that would result in an earned regulatory ROE in excess of 11.50%. See Rate Regulation above regarding a subsequent reduction in the reserve amount.

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

2016 Base Rate Proceeding - In January 2016, FPL filed a formal notification with the FPSC indicating its intent to initiate a base rate proceeding, consisting of a four-year rate plan that would begin in January 2017 following the expiration of the 2012 rate agreement at the end of 2016. The notification stated that, based on preliminary estimates, FPL expects to request an increase to base annual revenue requirements of (i) approximately $860 million effective January 2017, (ii) approximately $265 million effective January 2018, and (iii) approximately $200 million effective when the proposed natural gas-fired combined-cycle unit in Okeechobee County, Florida becomes operational, which is expected to occur in mid-2019 assuming it receives approval by the Siting Board (comprised of the governor and cabinet) under the Florida Electrical Power Plant Siting Act. Under the proposed rate plan, FPL commits that if its requested adjustments to base annual revenue requirements are approved, it will not request further adjustments for 2020. In addition, FPL expects to propose an allowed regulatory return on common equity midpoint of 11.50%, which includes a 50 basis point performance adder. FPL expects to file its formal request to initiate a base rate proceeding in March 2016.

NEER's revenue is recorded on the basis of commodities delivered, contracts settled or services rendered and includes estimated amounts yet to be billed to customers. Certain commodity contracts for the purchase and sale of power that meet the definition of a derivative are recorded at fair value with subsequent changes in fair value recognized as revenue. See Energy Trading below and Note 3.

In May 2014, the FASB issued a new accounting standard which provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows from an entity's contracts with customers. The standard will be effective for NEE and FPL beginning January 1, 2018 and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. NEE and FPL are currently evaluating the effect the adoption of this standard will have, if any, on their consolidated financial statements.

Electric Plant, Depreciation and Amortization - The cost of additions to units of property of FPL and NEER is added to electric plant in service. In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. At December 31, 2015, the electric generation, transmission, distribution and general facilities of FPL represented approximately 50%, 11%, 33% and 6%, respectively, of FPL's gross investment in electric utility plant in service and other property. Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. A number of NEER's generation and pipeline facilities are encumbered by liens securing various financings. The net book value of NEER's assets serving as collateral was approximately $13.9 billion at December 31, 2015. The American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), provided for an option to elect a cash grant (convertible investment tax credits (ITCs)) for certain renewable energy property (renewable property). Convertible ITCs are recorded as a reduction in property, plant and equipment on NEE's and FPL's consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. At December 31, 2015 and 2014, convertible ITCs, net of amortization, were approximately $1.8 billion ($153 million at FPL) and $1.6 billion ($159 million at FPL). At December 31, 2015 and 2014, approximately $207 million and $1 million, respectively, of such convertible ITCs are included in other receivables on NEE's consolidated balance sheets.

Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis. FPL includes in depreciation expense a provision for fossil and solar plant dismantlement, interim asset removal costs, accretion related to asset retirement obligations (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below), storm recovery amortization and amortization of pre-construction costs associated with planned nuclear units recovered through a cost recovery clause. For substantially all of FPL's property, depreciation studies are typically performed and filed with the FPSC at least every four years. As part of a previous rate agreement, the FPSC approved new depreciation rates which became effective January 1, 2010. In accordance with the 2012 rate agreement, FPL is not required to file depreciation studies during the effective period of the agreement and the previously approved depreciation rates remain in effect. As discussed in Revenues and Rates above, the use of reserve amortization is permitted under the 2012 rate agreement. FPL files a twelve-month forecast with the FPSC each year which contains a regulatory ROE intended to be earned based on the best information FPL has at that time assuming normal weather. This forecast establishes a fixed targeted regulatory ROE. In order to earn the targeted regulatory ROE in each reporting period under the 2012 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by reserve amortization or its reversal to earn the targeted regulatory ROE. In accordance with the 2012 rate agreement, FPL recorded approximately $(15) million, $(33) million and $155 million of reserve (reversal) amortization in 2015, 2014 and 2013, respectively. The reserve is

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortized as a reduction of (or reversed as an increase to) regulatory liabilities - accrued asset removal costs on NEE's and FPL's consolidated balance sheets. The weighted annual composite depreciation and amortization rate for FPL's electric utility plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed above, was approximately 3.3%, 3.3% and 3.4% for 2015, 2014 and 2013, respectively.

NEER's electric plant in service less salvage value, if any, are depreciated primarily using the straight-line method over their estimated useful lives. At December 31, 2015 and 2014, wind, nuclear, natural gas and solar plants represented approximately 62% and 63%, 11% and 12%, 3% and 8%, and 9% and 7%, respectively, of NEER's depreciable electric plant in service and other property. The estimated useful lives of NEER's plants range primarily from 25 to 30 years for wind, natural gas and solar plants and from 25 to 47 years for nuclear plants. NEER reviews the estimated useful lives of its fixed assets on an ongoing basis. NEER's oil and gas production assets, representing approximately 7% and 6%, respectively, of NEER's depreciable electric plant in service and other property at December 31, 2015 and 2014, are accounted for under the successful efforts method. Depletion expenses for the acquisition of reserve rights and development costs are recognized using the unit of production method.

Nuclear Fuel - FPL and NEER have several contracts for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel. See Note 14 - Contracts. FPL's and NEER's nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity - Allowance for funds used during construction (AFUDC) is a non-cash item which represents the allowed cost of capital, including an ROE, used to finance FPL construction projects. The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income. FPSC rules limit the recording of AFUDC to projects that have an estimated cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete. FPSC rules allow construction projects below the 0.5% threshold as a component of rate base. During 2015, 2014 and 2013, FPL capitalized AFUDC at a rate of 6.34%, 6.34% and 6.52%, respectively, which amounted to approximately $88 million, $50 million and $81 million, respectively. See Note 14 - Commitments.

FPL's construction work in progress includes construction materials, progress payments on major equipment contracts, engineering costs, AFUDC and other costs directly associated with the construction of various projects. Upon completion of the projects, these costs are transferred to electric utility plant in service and other property. Capitalized costs associated with construction activities are charged to O&M expenses when recoverability is no longer probable. See Rate Regulation above for information on recovery of costs associated with new nuclear capacity and solar generation facilities.

NEER capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant or sale of development rights. At December 31, 2015 and 2014, NEER's capitalized development costs totaled approximately $133 million and $122 million, respectively, which are included in noncurrent other assets on NEE's consolidated balance sheets. These costs include land rights and other third-party costs directly associated with the development of a new project. Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost. Capitalized development costs are charged to O&M expenses when it is no longer probable that these costs will be realized.

NEER's construction work in progress includes construction materials, progress payments on major equipment contracts, third-party engineering costs, capitalized interest and other costs directly associated with the construction and development of various projects. Interest capitalized on construction projects amounted to approximately $100 million, $104 million and $109 million during 2015, 2014 and 2013, respectively. Interest expense allocated from NextEra Energy Capital Holdings, Inc. (NEECH) to NEER is based on a deemed capital structure of 70% debt. Upon commencement of plant operation, costs associated with construction work in progress are transferred to electric plant in service and other property.

Asset Retirement Obligations - NEE and FPL each account for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets. The asset retirement cost is subsequently allocated to expense, for NEE's non-rate regulated operations, and regulatory liability, for FPL, using a systematic and rational method over the asset’s estimated useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense, which is included in depreciation and amortization expense in the consolidated statements of income for NEE's non-rate regulated operations, and ARO and regulatory liability, in the case of FPL. Changes resulting from revisions to the timing or amount of the original estimate of cash flows are recognized as an increase or a decrease in the asset retirement cost, or income when asset retirement cost is depleted, in the case of NEE's non-rate regulated operations, and ARO and regulatory liability, in the case of FPL. See Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below and Note 13.

Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs - For ratemaking purposes, FPL accrues for the cost of end of life retirement and disposal of its nuclear, fossil and solar plants over the expected service life of each unit based on nuclear decommissioning and fossil and solar dismantlement studies periodically filed with the FPSC. In addition, FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FPSC. As approved by the FPSC, FPL previously suspended its annual decommissioning accrual. For financial reporting purposes, FPL recognizes decommissioning and dismantlement liabilities in accordance with accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred. Any differences between expense recognized for financial reporting purposes and the amount recovered through rates are reported as a regulatory liability in accordance with regulatory accounting. See Revenues and Rates, Electric Plant, Depreciation and Amortization, Asset Retirement Obligations above and Note 13.

Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval. FPL filed updated nuclear decommissioning studies with the FPSC in December 2015. These studies reflect FPL's current plans, under the operating licenses, for prompt dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2032 and 2033, respectively, and provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 in 2043. These studies also assume that FPL will be storing spent fuel on site pending removal to a United States (U.S.) government facility. The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage above what is expected to be refunded by the U.S. Department of Energy (DOE) under a spent fuel settlement agreement, to be approximately $7.5 billion, or $2.9 billion expressed in 2015 dollars.

Restricted funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's and FPL's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily classified as available for sale and carried at fair value. See Note 4. FPL does not currently make contributions to the decommissioning funds, other than the reinvestment of dividends and interest. Fund earnings, consisting of dividends, interest and realized gains and losses, as well as any changes in unrealized gains and losses are not recognized in income and are reflected as a corresponding offset in the related regulatory liability accounts. During 2015, 2014 and 2013 fund earnings on decommissioning funds were approximately $96 million, $91 million and $167 million, respectively. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes.

Fossil and solar plant dismantlement studies are typically performed at least every four years and are submitted to the FPSC for approval. FPL's latest fossil and solar plant dismantlement studies became effective January 1, 2010 and resulted in an annual expense of $18 million which is recorded in depreciation and amortization expense in NEE's and FPL's consolidated statements of income. At December 31, 2015, FPL's portion of the ultimate cost to dismantle its fossil and solar units is approximately $752 million, or $411 million expressed in 2015 dollars. In accordance with the 2012 rate agreement, FPL is not required to file fossil and solar dismantlement studies during the effective period of the agreement.

NEER records nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) in accordance with accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred. The liability is being accreted using the interest method through the date decommissioning activities are expected to be complete. See Note 13. At December 31, 2015 and 2014, NEER's ARO related to nuclear decommissioning was approximately $423 million and $462 million, respectively, and was determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning. NEER's portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $11.8 billion, or $1.9 billion expressed in 2015 dollars.

Seabrook files a comprehensive nuclear decommissioning study with the New Hampshire Nuclear Decommissioning Financing Committee (NDFC) every four years; the most recent study was filed in 2015. Seabrook's decommissioning funding plan is also subject to annual review by the NDFC. Currently, there are no ongoing decommissioning funding requirements for Seabrook, Duane Arnold and Point Beach, however, the U.S. Nuclear Regulatory Commission (NRC), and in the case of Seabrook, the NDFC, has the authority to require additional funding in the future. NEER's portion of Seabrook's, Duane Arnold's and Point Beach's restricted funds for the payment of future expenditures to decommission these plants is included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily classified as available for sale and carried at fair value. Market adjustments result in a corresponding adjustment to other comprehensive income (OCI), except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds in NEE's consolidated statements of income. Fund earnings are recognized in income and are reinvested in the funds. See Note 4. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes.

Major Maintenance Costs - FPL recognizes costs associated with planned major nuclear maintenance in accordance with regulatory treatment and records the related accrual as a regulatory liability. FPL expenses costs associated with planned fossil maintenance as incurred. FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage. Any difference between the estimated and actual costs is included in O&M expenses when known. The accrued liability for nuclear maintenance costs at December 31, 2015 and 2014 totaled approximately $48 million and $50 million, respectively, and is included in regulatory liabilities - other on NEE's and FPL's consolidated

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

balance sheets. For the years ended December 31, 2015, 2014 and 2013, FPL recognized approximately $90 million, $76 million and $92 million, respectively, in nuclear maintenance costs which are primarily included in O&M expenses in NEE's and FPL's consolidated statements of income.

NEER uses the deferral method to account for certain planned major maintenance costs. NEER's major maintenance costs for its nuclear generation units and combustion turbines are capitalized and amortized on a unit of production method over the period from the end of the last outage to the beginning of the next planned outage. NEER's capitalized major maintenance costs, net of accumulated amortization, totaled approximately $97 million and $141 million at December 31, 2015 and 2014, respectively, and are included in noncurrent other assets on NEE's consolidated balance sheets. For the years ended December 31, 2015, 2014 and 2013, NEER amortized approximately $79 million, $81 million and $93 million in major maintenance costs which are included in O&M expenses in NEE's consolidated statements of income.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash - At December 31, 2015 and 2014, NEE had approximately $244 million ($75 million for FPL) and $228 million ($38 million for FPL), respectively, of restricted cash included in other current assets on NEE's and FPL's consolidated balance sheets, which was primarily related to margin cash collateral requirements, debt service payments and bond proceeds held for construction at FPL. Where offsetting positions exist, restricted cash related to margin cash collateral is netted against derivative instruments. See Note 3.

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

Energy Trading - NEE provides full energy and capacity requirements services primarily to distribution utilities, which include load-following services and various ancillary services, in certain markets and engages in power and gas marketing and trading activities to optimize the value of electricity and fuel contracts, generation facilities and gas infrastructure assets, as well as to take advantage of projected favorable commodity price movements. Trading contracts that meet the definition of a derivative are accounted for at fair value and realized gains and losses from all trading contracts, including those where physical delivery is required, are recorded net for all periods presented. See Note 3.

Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve - In connection with the 2007 storm-recovery bond financing (see Note 9 - FPL), the net proceeds to FPL from the sale of the storm-recovery property were used primarily to reimburse FPL for its estimated net of tax deficiency in its storm and property insurance reserve (storm reserve) and provide for a storm and property insurance reserve fund (storm fund). Upon the issuance of the storm-recovery bonds, the storm reserve deficiency was reclassified to securitized storm-recovery costs and is recorded as a regulatory asset on NEE's and FPL's consolidated balance sheets. As storm-recovery charges are billed to customers, the securitized storm-recovery costs are amortized and included in depreciation and amortization expense in NEE's and FPL's consolidated statements of income. Marketable securities held in the storm fund are classified as available for sale and are carried at fair value with market adjustments, including any other than temporary impairment losses, resulting in a corresponding adjustment to the storm reserve. Fund earnings, net of taxes, are reinvested in the fund. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes. The storm fund is included in special use funds on NEE's and FPL's consolidated balance sheets and was approximately $74 million and $75 million at December 31, 2015 and 2014, respectively. See Note 4.

The storm reserve that was reestablished in an FPSC financing order related to the issuance of the storm-recovery bonds was not initially reflected on NEE's and FPL's consolidated balance sheets because the associated regulatory asset did not meet the specific recognition criteria under the accounting guidance for certain regulated entities. As a result, the storm reserve will be recognized as a regulatory liability as the storm-recovery charges are billed to customers and charged to depreciation and amortization expense in NEE's and FPL's consolidated statements of income. Furthermore, the storm reserve will be reduced as storm costs are reimbursed. As of December 31, 2015, FPL had the capacity to absorb up to approximately $119 million in future prudently incurred storm restoration costs without seeking recovery through a rate adjustment from the FPSC or filing a petition with the FPSC.

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

Goodwill and Other Intangible Assets - NEE's goodwill and other intangible assets are as follows:

	Weighted- Average Useful Lives	December 31,
		2015	2014
	(years)	(millions)
Goodwill (by reporting unit):
NEER segment:
Gas infrastructure, primarily Texas pipelines		$635	$—
Customer supply		72	72
Generation assets		43	47
Other		28	28
Total goodwill		$778	$147
Other intangible assets not subject to amortization, primarily land easements		$143	$143
Other intangible assets subject to amortization:
Customer relationships associated with gas infrastructure	40	$720	$—
Purchased power agreements	22	328	348
Other, primarily transmission and development rights and customer lists	22	136	139
Total		1,184	487
Accumulated amortization		(120)	(125)
Total other intangible assets subject to amortization - net		$1,064	$362

NEE's goodwill relates to various acquisitions which were accounted for using the purchase method of accounting. Other intangible assets subject to amortization are amortized, primarily on a straight-line basis, over their estimated useful lives. For the years ended December 31, 2015, 2014 and 2013, amortization expense was approximately $17 million, $15 million and $13 million, respectively, and is expected to be approximately $38 million, $37 million, $36 million, $35 million and $35 million for 2016, 2017, 2018, 2019 and 2020, respectively.

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

Debt Issuance Costs - Effective December 31, 2015, NEE and FPL retrospectively adopted an accounting standard update which changed the presentation of debt issuance costs in the consolidated financial statements. This standard update requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs was not affected by this standard update. Upon adoption, NEE reclassified debt issuance costs of $324 million ($85 million for FPL) as of December 31, 2014 from noncurrent other assets to long-term debt.

Pension Plan - NEE allocates net periodic pension income to its subsidiaries based on the pensionable earnings of the subsidiaries' employees. Accounting guidance requires recognition of the funded status of the pension plan in the balance sheet, with changes in the funded status recognized in other comprehensive income within shareholders' equity in the year in which the changes occur. Since NEE is the plan sponsor, and its subsidiaries do not have separate rights to the plan assets or direct obligations to their employees, this accounting guidance is reflected at NEE and not allocated to the subsidiaries. The portion of previously unrecognized actuarial gains and losses and prior service costs or credits that are estimated to be allocable to FPL as net periodic (income) cost in future periods and that otherwise would be recorded in accumulated other comprehensive income (AOCI) are classified as regulatory assets and liabilities at NEE in accordance with regulatory treatment.

Stock-Based Compensation - NEE accounts for stock-based payment transactions based on grant-date fair value. Compensation costs for awards with graded vesting are recognized on a straight-line basis over the requisite service period for the entire award. See Note 11 - Stock-Based Compensation.

Income Taxes - Deferred income taxes are recognized on all significant temporary differences between the financial statement and tax bases of assets and liabilities. In connection with the tax sharing agreement between NEE and its subsidiaries, the income tax provision at each subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits. Any remaining consolidated income tax benefits or expenses are recorded at the corporate level. Included in other regulatory assets and other regulatory liabilities on NEE's and FPL's consolidated balance sheets is the revenue equivalent of the difference in deferred income taxes computed under accounting rules, as compared to regulatory accounting rules. The net regulatory asset totaled $283 million ($268 million for FPL) and $250 million ($236 million for FPL) at December 31, 2015 and 2014, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.

NEER recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service. Production tax credits (PTCs) are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes and are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets. NEE and FPL record a deferred income tax benefit created by the convertible ITCs on the difference between the financial statement and tax bases of renewable property. For NEER, this deferred income tax benefit is recorded in income tax expense in the year that the renewable property is placed in service. For FPL, this deferred income tax benefit is offset by a regulatory liability, which is amortized as a reduction of depreciation expense over the approximate lives of the related renewable property in accordance with the regulatory treatment. At December 31, 2015 and 2014, the net deferred income tax benefits associated with FPL's convertible ITCs were approximately $48 million and $50 million, respectively, and are included in other regulatory assets and regulatory liabilities on NEE's and FPL's consolidated balance sheets.

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

In November 2015, the FASB issued an accounting standard update which simplifies the classification of deferred taxes by eliminating the requirement to separate deferred tax assets and liabilities between current and noncurrent amounts, and instead requires deferred taxes to be presented as noncurrent on the balance sheet. NEE and FPL decided to early adopt this standard update effective for the year ended December 31, 2015, and to apply it prospectively.

Sale of Differential Membership Interests - Certain subsidiaries of NEER sold their Class B membership interest in entities that have ownership interests in wind facilities, with generating capacity totaling approximately 5,272 MW at December 31, 2015, to third-party investors. In exchange for the cash received, the holders of the Class B membership interests will receive a portion of the economic attributes of the facilities, including income tax attributes, for variable periods. The transactions are not treated as a sale under the accounting rules and the proceeds received are deferred and recorded as a liability in deferral related to differential membership interests - VIEs on NEE's consolidated balance sheets. The deferred amount is being recognized in benefits associated with differential membership interests - net in NEE's consolidated statements of income as the Class B members receive their portion of the economic attributes. NEE continues to operate and manage the wind facilities, and consolidates the entities that own the wind facilities.

Variable Interest Entities (VIEs) - An entity is considered to be a VIE when its total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, or its equity investors, as a group, lack the characteristics of having a controlling financial interest. A reporting company is required to consolidate a VIE as its primary beneficiary when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. NEE and FPL evaluate whether an entity is a VIE whenever reconsideration events as defined by the accounting guidance occur. See Note 9.

In February 2015, the FASB issued an accounting standard update that will modify current consolidation guidance. The standard makes changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are VIEs or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs. The standard is effective for NEE and FPL beginning January 1, 2016. NEE and FPL continue to evaluate the effect the adoption of this standard will have on their consolidated financial statements.

Proposed Merger - In 2014, NEE and Hawaiian Electric Industries, Inc. (HEI) entered into an Agreement and Plan of Merger (the merger agreement) pursuant to which Hawaiian Electric Company, Inc., HEI's wholly owned electric utility subsidiary, will become a wholly owned subsidiary of NEE and each outstanding share of HEI common stock will be converted into the right to receive 0.2413 shares of NEE common stock. Completion of the merger and the actual closing date remain subject to the satisfaction of certain conditions, including Hawaii Public Utilities Commission approval. The merger agreement contains certain termination rights and provides that, upon termination of the merger agreement under specified circumstances, HEI or NEE, as the case may be, would be required to pay to the other party a termination fee of $90 million and reimburse the other party for up to $5 million of its documented out-of-pocket expenses incurred in connection with the merger agreement.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Associated with Assets Held for Sale - In November 2015, a subsidiary of NEER entered into an agreement to sell its ownership interest in its merchant natural gas generation facilities located in Texas, which have a total generating capacity of 2,884 MW at December 31, 2015. The transaction is expected to close in the first quarter of 2016, pending the receipt of necessary regulatory approvals and satisfaction of other customary closing conditions. The carrying amounts of the major classes of assets and liabilities related to the facilities that were classified as held for sale on NEE's consolidated balance sheets primarily represent property, plant and equipment and the related long-term debt.

2. Employee Retirement Benefits

Employee Pension Plan and Other Benefits Plans - NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries. NEE also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees, and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements. The total accrued benefit cost of the SERP and postretirement plans is approximately $321 million ($230 million for FPL) and $355 million ($237 million for FPL) at December 31, 2015 and 2014, respectively.

Plan Assets, Benefit Obligations and Funded Status - The changes in assets, benefit obligations and the funded status of the pension plan are as follows:

	2015	2014
	(millions)
Change in plan assets:
Fair value of plan assets at January 1	$3,698	$3,692
Actual return on plan assets	(8)	203
Benefit payments	(127)	(197)
Fair value of plan assets at December 31	$3,563	$3,698
Change in benefit obligation:
Obligation at January 1	$2,454	$2,236
Service cost	70	61
Interest cost	97	101
Plan amendments	—	(9)
Actuarial losses (gains) - net	(86)	262
Benefit payments	(127)	(197)
Obligation at December 31(a)	$2,408	$2,454
Funded status:
Prepaid benefit costs at NEE at December 31	$1,155	$1,244
Prepaid benefit costs at FPL at December 31	$1,243	$1,189
______________________

(a)	NEE's accumulated pension benefit obligation, which includes no assumption about future salary levels, at December 31, 2015 and 2014 was approximately $2,366 million and $2,400 million, respectively.

NEE's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid pension cost are as follows:

	2015	2014
	(millions)
Components of AOCI:
Unrecognized prior service cost (net of $1 and $1 tax benefit, respectively)	$(2)	$(2)
Unrecognized losses (net of $38 and $10 tax benefit, respectively)	(60)	(16)
Total	$(62)	$(18)

NEE's unrecognized amounts included in regulatory assets yet to be recognized as components of net prepaid pension cost are as follows:

	2015	2014
	(millions)
Unrecognized prior service cost	$9	$10
Unrecognized losses	232	128
Total	$241	$138

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the assumptions used to determine the benefit obligation for the pension plan. These rates are used in determining net periodic income in the following year.

	2015	2014
Discount rate	4.35%	3.95%
Salary increase	4.10%	4.10%

NEE's investment policy for the pension plan recognizes the benefit of protecting the plan's funded status, thereby avoiding the necessity of future employer contributions. Its broad objectives are to achieve a high rate of total return with a prudent level of risk taking while maintaining sufficient liquidity and diversification to avoid large losses and preserve capital over the long term.

The NEE pension plan fund's current target asset allocation, which is expected to be reached over time, is 45% equity investments, 32% fixed income investments, 13% alternative investments and 10% convertible securities. The pension fund's investment strategy emphasizes traditional investments, broadly diversified across the global equity and fixed income markets, using a combination of different investment styles and vehicles. The pension fund's equity and fixed income holdings consist of both directly held securities as well as commingled investment arrangements such as common and collective trusts, pooled separate accounts, registered investment companies and limited partnerships. The pension fund's convertible security assets are principally direct holdings of convertible securities and includes a convertible security oriented limited partnership. The pension fund's alternative investment holdings consist of absolute return oriented limited partnerships that use a broad range of investment strategies on a global basis as well as other alternative investments, such as private equity, income and real estate oriented investments in limited partnerships.

The fair value measurements of NEE's pension plan assets by fair value hierarchy level are as follows:

	December 31, 2015(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$910	$21	$1	$932
Equity commingled vehicles(c)	—	792	—	792
U.S. Government and municipal bonds	110	13	—	123
Corporate debt securities(d)	2	277	1	280
Asset-backed securities	—	167	—	167
Debt security commingled vehicles	—	21	—	21
Convertible securities(e)	16	258	—	274
Total investments in the fair value hierarchy	$1,038	$1,549	$2	2,589
Total investments measured at net asset value(f)				974
Total fair value of plan assets				$3,563
______________________

(a)	See Note 4 for discussion of fair value measurement techniques and inputs.

(b)	Includes foreign investments of $384 million.

(c)	Includes foreign investments of $249 million.

(d)	Includes foreign investments of $68 million.

(e)	Includes foreign investments of $23 million.

(f)
Includes foreign investments of $283 million. Reflects the adoption of an accounting standard update in 2015 whereby certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are excluded from the fair value hierarchy.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$984	$31	$—	$1,015
Equity commingled vehicles(c)	—	767	—	767
U.S. Government and municipal bonds	144	20	—	164
Corporate debt securities(d)	—	355	—	355
Asset-backed securities	—	223	—	223
Debt security commingled vehicles	—	21	—	21
Convertible securities	45	229	—	274
Total investments in the fair value hierarchy	$1,173	$1,646	$—	2,819
Total investments measured at net asset value(e)				879
Total fair value of plan assets				$3,698
______________________

(a)	See Note 4 for discussion of fair value measurement techniques and inputs.

(b)	Includes foreign investments of $321 million.

(c)	Includes foreign investments of $306 million.

(d)	Includes foreign investments of $88 million.

(e)
Includes foreign investments of $200 million. Reflects the retrospective application of an accounting standard update in 2015 whereby certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are excluded from the fair value hierarchy.

Expected Cash Flows - The following table provides information about benefit payments expected to be paid by the pension plan for each of the following calendar years (in millions):

2016	$144
2017	$150
2018	$155
2019	$160
2020	$163
2021 - 2025	$865

Net Periodic (Income) Cost - The components of net periodic (income) cost for the plans is as follows:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
		(millions)
Service cost	$70	$61	$72	$3	$3	$4
Interest cost	97	101	94	13	16	14
Expected return on plan assets	(253)	(241)	(238)	(1)	(1)	(1)
Amortization of prior service cost (benefit)	1	5	7	(3)	(3)	(2)
Amortization of losses	—	—	2	2	—	2
Special termination benefits	—	—	46	—	—	—
Net periodic (income) cost at NEE	$(85)	$(74)	$(17)	$14	$15	$17
Net periodic (income) cost at FPL	$(55)	$(47)	$(7)	$11	$11	$13

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income - The components of net periodic income (cost) recognized in OCI for the pension plan is as follows:

	2015	2014	2013
	(millions)
Prior service benefit (net of $3 tax expense)	$—	$4	$—
Net gains (losses) (net of $27 and $29 tax benefit and $58 tax expense, respectively)	(44)	(45)	91
Amortization of prior service benefit	—	1	2
Total	$(44)	$(40)	$93

Regulatory Assets (Liabilities) - The components of net periodic (income) cost recognized during the year in regulatory assets (liabilities) for the pension plan is as follows:

	2015	2014
	(millions)
Prior service benefit	$—	$(12)
Unrecognized losses	104	226
Amortization of prior service benefit	(1)	(3)
Total	$103	$211

The assumptions used to determine net periodic income for the pension plan are as follows:

	2015	2014	2013
Discount rate	3.95%	4.80%	4.00%
Salary increase	4.10%	4.00%	4.00%
Expected long-term rate of return(a)(b)	7.35%	7.75%	7.75%
______________________

(a)
In developing the expected long-term rate of return on assets assumption for its pension plan, NEE evaluated input, including other qualitative and quantitative factors, from its actuaries and consultants, as well as information available in the marketplace. NEE considered different models, capital market return assumptions and historical returns for a portfolio with an equity/bond asset mix similar to its pension fund. NEE also considered its pension fund's historical compounded returns.

(b)	In 2015, an expected long-term rate of return of 7.75% is presented net of investment management fees.

Employee Contribution Plans - NEE offers employee retirement savings plans which allow eligible participants to contribute a percentage of qualified compensation through payroll deductions. NEE makes matching contributions to participants' accounts. Defined contribution expense pursuant to these plans was approximately $63 million, $59 million and $46 million for NEE ($40 million, $37 million and $30 million for FPL) for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 11 - Employee Stock Ownership Plan.

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

While most of NEE's derivatives are entered into for the purpose of managing commodity price risk, optimizing the value of NEER's power generation and gas infrastructure assets, reducing the impact of volatility in interest rates on outstanding and forecasted debt issuances and borrowings and managing foreign currency exchange risk, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of forecasted transactions, the forecasted transactions must be probable. For interest rate and foreign currency derivative instruments, generally NEE assesses a hedging instrument's effectiveness by using nonstatistical methods including dollar value comparisons of the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of OCI and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings or when it becomes probable that a forecasted transaction being hedged would not occur. The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period. In April 2013, NEE discontinued hedge accounting for cash flow hedges related to interest rate swaps associated with the solar projects in Spain (see Note 14 - Spain Solar Projects). At December 31, 2015, NEE's AOCI included amounts related to interest rate cash flow hedges with expiration dates through October 2036 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $50 million of net losses included in AOCI at December 31, 2015 is expected to be reclassified into earnings within the next 12 months as principal and/or interest payments are made. Such amounts assume no change in interest rates, currency exchange rates or scheduled principal payments. In January 2016, NEE discontinued hedge accounting for its cash flow and fair value hedges related to interest rate and foreign currency derivative instruments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at December 31, 2015 and December 31, 2014, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 4 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the consolidated balance sheets.

	December 31, 2015
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$—	$—	$5,906	$4,580	$1,937	$982
Interest rate contracts	33	155	2	160	34	319
Foreign currency swaps	—	132	—	—	—	127
Total fair values	$33	$287	$5,908	$4,740	$1,971	$1,428

FPL:
Commodity contracts	$—	$—	$7	$225	$4	$222

Net fair value by NEE balance sheet line item:
Current derivative assets(a)					$712
Assets held for sale					57
Noncurrent derivative assets(b)					1,202
Current derivative liabilities(c)						$882
Liabilities associated with assets held for sale						16
Noncurrent derivative liabilities(d)						530
Total derivatives					$1,971	$1,428

Net fair value by FPL balance sheet line item:
Current other assets					$3
Noncurrent other assets					1
Current derivative liabilities						$222
Total derivatives					$4	$222
______________________

(a)	Reflects the netting of approximately $279 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $151 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $46 million in margin cash collateral paid to counterparties.

(d)	Reflects the netting of approximately $13 million in margin cash collateral paid to counterparties.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$—	$—	$6,145	$5,290	$1,949	$1,358
Interest rate contracts	35	126	—	125	50	266
Foreign currency swaps	—	131	—	—	—	131
Total fair values	$35	$257	$6,145	$5,415	$1,999	$1,755

FPL:
Commodity contracts	$—	$—	$8	$371	$7	$370

Net fair value by NEE balance sheet line item:
Current derivative assets(a)					$990
Noncurrent derivative assets(b)					1,009
Current derivative liabilities(c)						$1,289
Noncurrent derivative liabilities(d)						466
Total derivatives					$1,999	$1,755

Net fair value by FPL balance sheet line item:
Current other assets					$6
Noncurrent other assets					1
Current derivative liabilities						$370
Total derivatives					$7	$370
______________________

(a)	Reflects the netting of approximately $197 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $97 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $20 million in margin cash collateral paid to counterparties.

(d)	Reflects the netting of approximately $10 million in margin cash collateral paid to counterparties.

At December 31, 2015 and 2014, NEE had approximately $27 million and $60 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's consolidated balance sheets. Additionally, at December 31, 2015 and 2014, NEE had approximately $116 million and $122 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's cash flow hedges are recorded in NEE's consolidated financial statements (none at FPL) as follows:

	Year Ended December 31, 2015					Year Ended December 31, 2014					Year Ended December 31, 2013
	Interest Rate Contracts		Foreign Currency Swaps		Total	Interest Rate Contracts		Foreign Currency Swaps		Total	Interest Rate Contracts		Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$(113)		$(12)		$(125)	$(132)		$(89)		$(221)	$150		$(21)		$129
Losses reclassified from AOCI to net income	$(73)	(a)	$(15)	(b)	$(88)	$(77)	(a)	$(78)	(b)	$(155)	$(61)	(a)	$(44)	(b)	$(105)
______________________

(a)	Included in interest expense.

(b)	For 2015, 2014 and 2013, losses of approximately $11 million, $8 million and $4 million, respectively, are included in interest expense and the balances are included in other - net.

For the years ended December 31, 2015, 2014 and 2013, NEE recorded gains (losses) of approximately $(4) million, $20 million and $(65) million, respectively, on fair value hedges which resulted in corresponding increases (decreases) in the related debt.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's consolidated statements of income as follows:

	Years Ended December 31,
	2015	2014	2013
	(millions)
Commodity contracts:(a)
Operating revenues	$932	$420	$76
Fuel, purchased power and interchange	8	1	—
Foreign currency swap - other - net	—	(1)	(72)
Interest rate contracts - interest expense	8	(64)	3
Total	$948	$356	$7
______________________

(a)
For the years ended December 31, 2015, 2014 and 2013, FPL recorded gains (losses) of approximately $(326) million, $(289) million and $81 million, respectively, related to commodity contracts as regulatory liabilities (assets) on its consolidated balance sheets.

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

	December 31, 2015				December 31, 2014
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(112)	MWh(a)	—		(73)	MWh(a)	—
Natural gas	1,321	MMBtu(b)	833	MMBtu(b)	1,436	MMBtu(b)	845	MMBtu(b)
Oil	(9)	barrels	—		(11)	barrels	—
______________________

(a)	Megawatt-hours

(b)	One million British thermal units

At December 31, 2015 and 2014, NEE had interest rate contracts with notional amounts totaling approximately $8.3 billion and $7.4 billion, respectively, and foreign currency swaps with notional amounts totaling $715 million and $661 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At December 31, 2015 and 2014, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $2.2 billion ($224 million for FPL) and $2.7 billion ($369 million for FPL), respectively.

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $250 million ($20 million at FPL) as of December 31, 2015 and $700 million ($130 million at FPL) as of December 31, 2014. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.5 billion ($0.6 billion at FPL) and $2.8 billion ($0.7 billion at FPL) as of December 31, 2015 and 2014, respectively. Some contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $660 million ($120 million at FPL) and $850 million ($200 million at FPL) as of December 31, 2015 and 2014, respectively.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At December 31, 2015, applicable NEE subsidiaries have posted approximately $123 million ($3 million at FPL) in the form of letters of credit which

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

could be applied toward the collateral requirements described above. At December 31, 2014, applicable NEE subsidiaries have posted approximately $20 million (none at FPL) in cash and $236 million (none at FPL), respectively, in the form of letters of credit which could be applied toward the collateral requirements described above. FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Cash Equivalents and Restricted Cash - NEE primarily holds investments in money market funds. The fair value of these funds is calculated using current market prices.

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

NEE uses interest rate contracts and foreign currency swaps to mitigate and adjust interest rate and foreign currency exchange exposure related primarily to certain outstanding and forecasted debt issuances and borrowings when deemed appropriate based on market conditions or when required by financing agreements. NEE estimates the fair value of these derivatives using a discounted cash flows valuation technique based on the net amount of estimated future cash inflows and outflows related to the agreements.

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2015
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash:(b)
NEE - equity securities	$312	$—		$—		$312
FPL - equity securities	$36	$—		$—		$36
Special use funds:(c)
NEE:
Equity securities	$1,320	$1,354	(d)	$—		$2,674
U.S. Government and municipal bonds	$446	$166		$—		$612
Corporate debt securities	$—	$713		$—		$713
Mortgage-backed securities	$—	$412		$—		$412
Other debt securities	$—	$52		$—		$52
FPL:
Equity securities	$364	$1,234	(d)	$—		$1,598
U.S. Government and municipal bonds	$335	$145		$—		$480
Corporate debt securities	$—	$531		$—		$531
Mortgage-backed securities	$—	$327		$—		$327
Other debt securities	$—	$40		$—		$40
Other investments:
NEE:
Equity securities	$30	$10		$—		$40
Debt securities	$39	$132		$—		$171
Derivatives:
NEE:
Commodity contracts	$2,187	$2,540		$1,179	$(3,969)	$1,937	(e)
Interest rate contracts	$—	$35		$—	$(1)	$34	(e)
FPL - commodity contracts	$—	$1		$6	$(3)	$4	(e)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$2,153	$1,887		$540	$(3,598)	$982	(e)
Interest rate contracts	$—	$214		$101	$4	$319	(e)
Foreign currency swaps	$—	$132		$—	$(5)	$127	(e)
FPL - commodity contracts	$—	$219		$6	$(3)	$222	(e)
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

(b)	Includes restricted cash of approximately $61 million ($36 million for FPL) in other current assets on the consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at the Carrying Amount below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	See Note 3 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents:
NEE - equity securities	$32	$—		$—		$32
Special use funds:(b)
NEE:
Equity securities	$1,217	$1,417	(c)	$—		$2,634
U.S. Government and municipal bonds	$520	$191		$—		$711
Corporate debt securities	$—	$704		$—		$704
Mortgage-backed securities	$—	$493		$—		$493
Other debt securities	$25	$32		$—		$57
FPL:
Equity securities	$324	$1,237	(c)	$—		$1,561
U.S. Government and municipal bonds	$435	$165		$—		$600
Corporate debt securities	$—	$501		$—		$501
Mortgage-backed securities	$—	$422		$—		$422
Other debt securities	$25	$20		$—		$45
Other investments:
NEE:
Equity securities	$35	$1		$—		$36
Debt securities	$5	$170		$—		$175
Derivatives:
NEE:
Commodity contracts	$1,801	$3,177		$1,167	$(4,196)	$1,949	(d)
Interest rate contracts	$—	$35		$—	$15	$50	(d)
FPL - commodity contracts	$—	$2		$6	$(1)	$7	(d)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,720	$3,150		$420	$(3,932)	$1,358	(d)
Interest rate contracts	$—	$126		$125	$15	$266	(d)
Foreign currency swaps	$—	$131		$—	$—	$131	(d)
FPL - commodity contracts	$—	$370		$1	$(1)	$370	(d)
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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at December 31, 2015 are as follows:

Transaction Type	Fair Value at December 31, 2015		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$636	$252	Discounted cash flow	Forward price (per MWh)	$6	—	$113
Forward contracts - gas	24	25	Discounted cash flow	Forward price (per MMBtu)	$1	—	$6
Forward contracts - other commodity related	16	6	Discounted cash flow	Forward price (various)	$(18)	—	$55
Options - power	68	58	Option models	Implied correlations	(5)%	—	99%
				Implied volatilities	1%	—	308%
Options - primarily gas	105	164	Option models	Implied correlations	(5)%	—	99%
				Implied volatilities	1%	—	195%
Full requirements and unit contingent contracts	330	35	Discounted cash flow	Forward price (per MWh)	$(20)	—	$239
				Customer migration rate(a)	—%	—	20%
Total	$1,179	$540
______________________

(a)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
————————————

(a)	Assumes the contract is in a gain position.

In addition, the fair value measurement of interest rate swap liabilities related to the solar projects in Spain of approximately $101 million at December 31, 2015 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the swap agreements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Years Ended December 31,
	2015		2014		2013
	NEE	FPL	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$622	$5	$622	$—	$566	$2
Realized and unrealized gains (losses):
Included in earnings(a)	451	—	(77)	—	299	—
Included in other comprehensive income	11	—	18	—	—	—
Included in regulatory assets and liabilities	3	3	7	7	—	—
Purchases	180	—	55	—	101	—
Settlements	(473)	(8)	194	(2)	(55)	(2)
Issuances	(202)	—	(122)	—	(173)	—
Transfers in(b)	(13)	—	80	—	(120)	—
Transfers out(b)	(41)	—	(155)	—	4	—
Fair value of net derivatives based on significant unobservable inputs at December 31	$538	$—	$622	$5	$622	$—
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$277	$—	$248	$—	$329	$—
______________________

(a)
For the year ended December 31, 2015, $462 million of realized and unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is primarily reflected in interest expense. For the year December 31, 2014, $79 million of realized and unrealized losses are reflected in the consolidated statements of income in interest expense and the balance is primarily reflected in operating revenues. For the year ended December 31, 2013, $302 million of realized and unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is primarily reflected in interest expense.

(b)
Transfers into Level 3 were a result of decreased observability of market data and, in 2013, a significant credit valuation adjustment. Transfers from Level 3 to Level 2 were a result of increased observability of market data. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the years ended December 31, 2015, 2014, and 2013, $289 million, $328 million, and $330 million of unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is reflected in interest expense.

Contingent Consideration - NEE recorded a liability related to a contingent holdback as part of the acquisition of seven long-term contracted natural gas pipeline assets located in Texas. See Note 8.

Nonrecurring Fair Value Measurements - NEE tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In February 2013, the Spanish government enacted a new law that made further changes to the economic framework of renewable energy projects including, among other things, changes that negatively affect the projected economics of the 99.8 MW of solar thermal facilities that affiliates of NEER were constructing in Spain (Spain solar projects) (see Note 14 - Spain Solar Projects). Due to the February 2013 change in law, NEER performed a recoverability analysis, considering, among other things, working with lenders to restructure the financing agreements, abandoning the projects or selling the projects, and concluded that the undiscounted cash flows of the Spain solar projects were less than the carrying value of the projects. Accordingly, NEER performed a fair value analysis based on the income approach to determine the amount of the impairment. Based on the fair value analysis, property, plant and equipment with a carrying amount of approximately $800 million were written down to their estimated fair value of $500 million as of March 31, 2013, resulting in an impairment of $300 million (which is recorded as a separate line item in NEE's consolidated statements of income for the year ended December 31, 2013) and other related charges ($342 million after-tax, see Note 5).

The estimate of the fair value was based on the discounted cash flows which were determined using a market participant view of the Spain solar projects upon completion and final commissioning of the projects. As part of the valuation, NEER used observable inputs where available, including the revised renewable energy pricing under the February 2013 change in law. Significant unobservable inputs (Level 3), including forecasts of generation, estimates of tariff escalation rates and estimated costs of debt and equity capital, were also used in the estimation of fair value. In addition, NEER made certain assumptions regarding the projected capital and maintenance expenditures based on the estimated costs to complete the Spain solar projects and ongoing capital and maintenance expenditures. An increase in the revenue and generation forecasts, a decrease in the projected capital and maintenance expenditures or a decrease in the weighted-average cost of capital each would result in an increased fair market value. Changes in the opposite direction of those unobservable inputs would result in a decreased fair market value. See Note 14 - Spain Solar Projects for a discussion of additional developments that could potentially impact the Spain solar projects.

In 2013, NEER initiated a plan and received internal authorization to pursue the sale of its ownership interests in oil-fired generation plants located in Maine (Maine fossil) with a total generating capacity of 796 MW. In connection with the decision to sell Maine fossil, a loss of approximately $67 million ($43 million after-tax) was originally reflected in net gain from discontinued operations, net of income taxes in NEE's consolidated statements of income for the year ended December 31, 2013. The fair value measurement (Level 3) was based on the estimated sales price less the estimated costs to sell. The estimated sales price was estimated using

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

an income approach based primarily on capacity revenue forecasts. In 2014, NEER decided not to pursue the sale of Maine fossil due to the divergence between the achievable sales price and management's view of the assets' value, which increased as a result of significant market changes. Accordingly, the Maine fossil assets were written-up to management's current estimate of fair value resulting in a gain of approximately $21 million ($12 million after-tax). The fair value measurement (Level 3) was estimated using an income approach based primarily on the updated capacity revenue forecasts. Based on NEER's decision to retain Maine fossil, the $67 million loss recorded during the year ended December 31, 2013 was reclassified from discontinued operations to income from continuing operations and together with the $21 million gain recorded during the year ended December 31, 2014 are included as a separate line item in NEE's consolidated statements of income.

Fair Value of Financial Instruments Recorded at the Carrying Amount - The carrying amounts of cash equivalents, commercial paper and notes payable approximate their fair values. The carrying amounts and estimated fair values of other financial instruments, excluding those recorded at fair value and disclosed above in Recurring Fair Value Measurements, are as follows:

	December 31, 2015				December 31, 2014
	Carrying Amount		Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$675		$675		$567	$567
Other investments - primarily notes receivable	$512		$722	(b)	$525	$679	(b)
Long-term debt, including current maturities	$28,897	(c)	$30,412	(d)	$27,552	$30,013	(d)
FPL:
Special use funds(a)	$528		$528		$395	$395
Long-term debt, including current maturities	$10,020		$11,028	(d)	$9,388	$11,020	(d)
______________________

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

(b)
Primarily classified as held to maturity. Fair values are primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3). Notes receivable bear interest primarily at fixed rates and mature by 2029. Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement. The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit ratings and market-related information. As of December 31, 2015 and 2014, NEE had no notes receivable reported in non-accrual status.

(c)
Excludes debt totaling $938 million reflected in liabilities associated with assets held for sale on NEE's consolidated balance sheet for which the carrying amount approximates fair value. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale.

(d)
As of December 31, 2015 and 2014, for NEE, approximately $18,031 million and $19,973 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3). For FPL, primarily estimated using quoted market prices for the same or similar issues (Level 2).

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of FPL's storm fund assets of approximately $74 million and $75 million at December 31, 2015 and 2014, respectively and NEE's and FPL's nuclear decommissioning fund assets of $5,064 million and $5,091 million at December 31, 2015 and 2014 ($3,430 million and $3,449 million, respectively, for FPL). The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value. The amortized cost of debt and equity securities is approximately $1,823 million and $1,505 million, respectively, at December 31, 2015 and $1,906 million and $1,366 million, respectively, at December 31, 2014 ($1,409 million and $732 million, respectively, at December 31, 2015 and $1,519 million and $664 million, respectively, at December 31, 2014 for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts. For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds in NEE's consolidated statements of income. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at December 31, 2015 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at December 31, 2015 of approximately three years. The cost of securities sold is determined using the specific identification method.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2015	2014	2013	2015	2014	2013
	(millions)
Realized gains	$194	$211	$246	$70	$120	$182
Realized losses	$87	$115	$88	$43	$94	$59
Proceeds from sale or maturity of securities	$4,643	$4,092	$4,190	$3,724	$3,349	$3,342

The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	December 31,		December 31,
	2015	2014	2015	2014
		(millions)
Equity securities	$1,166	$1,267	$863	$896
Debt securities	$17	$66	$14	$54

The unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	December 31,		December 31,
	2015	2014	2015	2014
		(millions)
Unrealized losses(a)	$51	$7	$45	$5
Fair value	$1,129	$542	$861	$434
______________________

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at December 31, 2015 and 2014 were not material to NEE or FPL.

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

Financial Instruments Accounting Standard Update - In January 2016, the FASB issued an accounting standard update which modifies current guidance for financial instruments. The standard requires that equity investments (except investments accounted for under the equity method and investments that are consolidated) be measured at fair value with changes in fair value recognized in net income and provides an option for those equity investments that do not have readily determinable fair values to be measured at cost minus impairment (plus or minus changes resulting from observable price changes). The standard also makes certain changes to presentation and disclosure requirements of financial instruments. The standard is effective for NEE and FPL beginning January 1, 2018 and will be applied retrospectively with the cumulative effect recognized as of the date of initial application. NEE and FPL are currently evaluating the effect the adoption of this standard will have, if any, on their consolidated financial statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes

The components of income taxes are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2015	2014	2013	2015	2014	2013
	(millions)
Federal:
Current	$10	$—	$(145)	$423	$240	$174
Deferred	1,194	1,077	853	399	542	540
Total federal	1,204	1,077	708	822	782	714
State:
Current	31	(29)	69	58	68	44
Deferred	(7)	128	—	77	60	77
Total state	24	99	69	135	128	121
Total income taxes	$1,228	$1,176	$777	$957	$910	$835

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2015	2014	2013	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	0.4	1.8	1.8	3.4	3.4	3.6
PTCs and ITCs - NEER	(4.1)	(5.1)	(8.5)	—	—	—
Convertible ITCs - NEER	(0.8)	(1.4)	(2.5)	—	—	—
Valuation allowance associated with Spain solar projects(a)	—	0.7	5.2	—	—	—
Charges associated with Canadian assets	—	1.3	—	—	—	—
Other - net	0.3	—	0.7	(1.7)	(0.9)	(0.4)
Effective income tax rate	30.8%	32.3%	31.7%	36.7%	37.5%	38.2%
______________________

(a)	Reflects a full valuation allowance on deferred tax assets associated with the Spain solar projects. See Note 4 - Nonrecurring Fair Value Measurements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	NEE		FPL
	December 31,		December 31,
	2015	2014	2015	2014
	(millions)
Deferred tax liabilities:
Property-related	$12,204	$11,700	$8,040	$7,457
Pension	455	489	480	459
Nuclear decommissioning trusts	219	258	—	—
Net unrealized gains on derivatives	528	390	—	—
Investments in partnerships and joint ventures	403	291	—	—
Other	1,196	769	695	435
Total deferred tax liabilities	15,005	13,897	9,215	8,351
Deferred tax assets and valuation allowance:
Decommissioning reserves	438	427	386	374
Postretirement benefits	141	154	95	99
Net operating loss carryforwards	604	1,070	4	—
Tax credit carryforwards	2,916	2,742	—	—
ARO and accrued asset removal costs	759	737	697	686
Other	836	820	303	318
Valuation allowance(a)	(223)	(323)	—	—
Net deferred tax assets	5,471	5,627	1,485	1,477
Net deferred income taxes	$9,534	$8,270	$7,730	$6,874
______________________

(a)	Amount relates to a valuation allowance related to the Spain solar projects, deferred state tax credits and state operating loss carryforwards.

Deferred tax assets and liabilities are included on the consolidated balance sheets as follows:

	NEE			FPL
	December 31,			December 31,
	2015		2014	2015		2014
			(millions)
Deferred income taxes - current assets	$—	(a)	$739	$—	(a)	$—
Noncurrent other assets	293		264	—		—
Other current liabilities	—	(a)	(12)	—	(a)	(39)
Deferred income taxes - noncurrent liabilities	(9,827)		(9,261)	(7,730)		(6,835)
Net deferred income taxes	$(9,534)		$(8,270)	$(7,730)		$(6,874)
______________________

(a)	Effective December 31, 2015, all deferred taxes are classified as noncurrent. See Note 1 - Income Taxes.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of NEE's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2015 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$361		2026-2035
State	153		2016-2035
Foreign	90	(a)	2017-2024
Net operating loss carryforwards	$604
Tax credit carryforwards:
Federal	$2,585		2022-2035
State	331	(b)	2016-2037
Tax credit carryforwards	$2,916
______________________

(a)	Includes $89 million of net operating loss carryforwards with an indefinite expiration period.

(b)	Includes $158 million of ITC carryforwards with an indefinite expiration period.

6. Discontinued Operations

In 2013, a subsidiary of NEER completed the sale of its ownership interest in a portfolio of hydropower generation plants and related assets with a total generating capacity of 351 MW located in Maine and New Hampshire. The sales price primarily included the assumption by the buyer of $700 million in related debt. In connection with the sale, a gain of approximately $372 million ($231 million after-tax) is reflected in gain from discontinued operations, net of income taxes in NEE's consolidated statements of income for the year ended December 31, 2013. The operations of the hydropower generation plants, exclusive of the gain, were not material to NEE's consolidated statements of income for the year ended December 31, 2013.

See Note 4 - Nonrecurring Fair Value Measurements for a discussion of the decision not to pursue the sale of Maine fossil and the related financial statement impacts.

7. Jointly-Owned Electric Plants

Certain NEE subsidiaries own undivided interests in the jointly-owned facilities described below, and are entitled to a proportionate share of the output from those facilities. The subsidiaries are responsible for their share of the operating costs, as well as providing their own financing. Accordingly, each subsidiary includes its proportionate share of the facilities and related revenues and expenses in the appropriate balance sheet and statement of income captions. NEE's and FPL's respective shares of direct expenses for these facilities are included in fuel, purchased power and interchange expense, O&M expenses, depreciation and amortization expense and taxes other than income taxes and other in NEE's and FPL's consolidated statements of income.

NEE's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2015
	Ownership Interest	Gross Investment(a)	Accumulated Depreciation(a)	Construction Work in Progress
		(millions)
FPL:
St. Lucie Unit No. 2	85%	$2,190	$777	$23
St. Johns River Power Park units and coal terminal	20%	$398	$207	$2
Scherer Unit No. 4	76%	$1,130	$378	$—
NEER:
Duane Arnold	70%	$435	$126	$24
Seabrook	88.23%	$1,111	$239	$67
Wyman Station Unit No. 4	84.35%	$74	$51	$—
Corporate and Other:
Transmission substation assets located in Seabrook, New Hampshire	88.23%	$73	$19	$3
______________________

(a)	Excludes nuclear fuel.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Texas Pipeline Business Acquisition

On October 1, 2015, a subsidiary of NEP acquired 100% of the membership interests in NET Holdings Management, LLC (Texas pipeline business), a developer, owner and operator of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas (Texas pipelines). One of the acquired pipelines is subject to a 10% noncontrolling interest. The aggregate purchase price of approximately $2 billion included approximately $934 million in cash consideration and the assumption of approximately $706 million in existing debt of the Texas pipeline business and its subsidiaries at closing and excluded post-closing working capital adjustments of approximately $2 million. The purchase price is subject to (i) a $200 million holdback payable, in whole or in part, upon satisfaction of financial performance and capital expenditure thresholds relating to planned expansion projects (contingent holdback) and (ii) a $200 million holdback retained to satisfy any indemnification obligations of the sellers through April 2017. The $200 million indemnity holdback may be reduced by up to $10 million depending on certain post-closing employee retention thresholds. If successful, NEP may spend up to an additional $100 million of capital expenditures for the planned expansion projects, bringing the total transaction size of the acquisition to approximately $2.1 billion. NEP incurred approximately $13 million in acquisition-related costs during the year ended December 31, 2015, which are reflected in O&M expenses in NEE's consolidated statements of income.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on October 1, 2015 based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed, including the noncontrolling interest, were based on significant estimates and assumptions, including Level 3 inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed was recognized as goodwill at the acquisition date. The goodwill arising from the acquisition consists largely of growth opportunities from the Texas pipeline business. Upon full settlement of the contingent holdback, all of the goodwill is expected to be deductible for income tax purposes over a 15 year period. A liability of approximately $186 million was recognized as of the acquisition date for each of the contingent holdback and the indemnity holdback, reflecting the fair value of the expected future payments. NEP determined this fair value measurement based on management's probability assessment. The significant inputs and assumptions used in the fair value measurement included the estimated probability of executing contracts related to financial performance and capital expenditure thresholds as well as the appropriate discount rate.

The valuation of the acquired net assets is subject to change as additional information related to the estimates is obtained during the measurement period. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets and residual goodwill.
The following table summarizes the estimated fair value of assets acquired and liabilities assumed for the acquisition of the Texas pipeline business:

Amounts Recognized as of October 1, 2015
(millions)
Assets
Property, plant and equipment	$806
Cash	1
Other receivables and current other assets	21
Noncurrent other assets (other intangible assets, see Note 1 - Goodwill and Other Intangible Assets)	720
Noncurrent other assets (goodwill, see Note 1 - Goodwill and Other Intangible Assets)	622
Total assets	$2,170

Liabilities
Long-term debt, including current portion	$706
Accounts payable and current other liabilities	46
Noncurrent other liabilities, primarily acquisition holdbacks	415
Total liabilities	1,167
Less noncontrolling interest at fair value	69
Total cash consideration	$934

9. Variable Interest Entities (VIEs)

As of December 31, 2015, NEE has twenty-four VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $230 million and $279 million at December 31, 2015 and 2014, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's consolidated balance sheets. The liabilities of the VIE were approximately $278 million and $338 million at December 31, 2015 and 2014, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's consolidated balance sheets.

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

NEER - NEE consolidates twenty-three NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, as well as construction, and through its equity ownership has the obligation to absorb expected losses of these VIEs.

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generation facilities with the capability of producing 110 MW. This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. This VIE uses third-party debt and equity to finance its operations. The debt is secured by liens against the generation facilities and the other assets of these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of the VIE were approximately $84 million and $47 million, respectively, at December 31, 2015 and $85 million and $55 million, respectively, at December 31, 2014, and consisted primarily of property, plant and equipment and long-term debt.

Two indirect subsidiaries of NEER each contributed, to a NEP subsidiary, an approximately 50% ownership interest in three entities which own solar PV facilities that, upon completion of construction, are expected to have a total generating capacity of 277 MW, of which approximately 153 MW have been placed in service as of December 31, 2015. Each of the two indirect subsidiaries of NEER is considered a VIE since it has insufficient equity at risk, and is consolidated by NEER. The VIEs use third-party debt and equity to finance a portion of development and construction activities and require subordinated financing from NEER to complete the facility under construction. These VIEs will sell their electric output to third parties under power sales contracts with expiration dates in 2035 and 2036. The debt balances are secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NEER. The assets and liabilities of these VIEs were approximately $657 million and $626 million, respectively, at December 31, 2015, and consisted primarily of property, plant and equipment and long-term debt.

The other twenty NEER VIEs consolidate several entities which own and operate wind electric generation facilities with the capability of producing a total of 5,272 MW. These VIEs sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2018 through 2041 or in the spot market. The VIEs use third-party debt and/or equity to finance their operations. Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generation facilities, including certain tax attributes. The debt is secured by liens against the generation facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $7.6 billion and $5.0 billion, respectively, at December 31, 2015. Sixteen of the twenty were VIEs at December 31, 2014 and were consolidated; the assets and liabilities of those VIEs totaled approximately $6.6 billion and $4.1 billion, respectively, at December 31, 2014. At December 31, 2015 and 2014, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other - As of December 31, 2015 and 2014, several NEE subsidiaries have investments totaling approximately $602 million ($476 million at FPL) and $716 million ($606 million at FPL), respectively, in certain special purpose entities, which consisted primarily of investments in mortgage-backed securities. These investments are included in special use funds and other investments on NEE's consolidated balance sheets and in special use funds on FPL's consolidated balance sheets. As of December 31, 2015, NEE subsidiaries, including FPL, are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

10. Investments in Partnerships and Joint Ventures

Certain subsidiaries of NEE, primarily NEER, have noncontrolling non-majority owned interests in various partnerships and joint ventures, essentially all of which own electric generation facilities. At December 31, 2015 and 2014, NEE's investments in partnerships and joint ventures totaled approximately $1,063 million and $663 million, respectively, which are included in other investments on NEE's consolidated balance sheets. NEER's interest in these partnerships and joint ventures range from approximately 29% to 50%. At December 31, 2015 and 2014, the principal entities included in NEER's investments in partnerships and joint ventures were Desert Sunlight Investment Holdings, LLC, and Northeast Energy, LP, and in 2015 also included Sabal Trail Transmission, LLC and Cedar Point II Wind, LP.

Summarized combined information for these principal entities is as follows:

	2015	2014
	(millions)
Net income	$213	$171
Total assets	$3,339	$2,636
Total liabilities	$1,307	$1,645
Partners'/members' equity	$2,032	$991

NEER's share of underlying equity in the principal entities	$874	$495
Difference between investment carrying amount and underlying equity in net assets(a)	(3)	(4)
NEER's investment carrying amount for the principal entities	$871	$491
______________________

(a)	The majority of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over the remaining life of the investee's assets.

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

11. Common Shareholders' Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE from continuing operations is as follows:

	Years Ended December 31,
	2015	2014	2013
	(millions, except per share amounts)
Numerator - income from continuing operations attributable to NEE(a)	$2,752	$2,465	$1,677
Denominator:
Weighted-average number of common shares outstanding - basic	450.5	434.4	424.2
Equity units, performance share awards, options, forward sale agreements and restricted stock(b)	3.5	5.7	2.8
Weighted-average number of common shares outstanding - assuming dilution	454.0	440.1	427.0
Earnings per share attributable to NEE from continuing operations:
Basic	$6.11	$5.67	$3.95
Assuming dilution	$6.06	$5.60	$3.93
______________________

(a)	Calculated as income from continuing operations less net income attributable to noncontrolling interests from NEE's consolidated statements of income.

(b)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common shares issuable pursuant to equity units, the forward sale agreement described below, stock options and performance share awards and restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 3.5 million, 2.6 million and 7.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

ESOP-related compensation expense was approximately $63 million, $59 million and $46 million in 2015, 2014 and 2013, respectively. The related share release was based on the fair value of shares allocated to employee accounts during the period. Interest income on the ESOP loan is eliminated in consolidation. ESOP-related unearned compensation included as a reduction of common shareholders' equity at December 31, 2015 was approximately $1 million, representing unallocated shares at the original issue price. The fair value of the ESOP-related unearned compensation account using the closing price of NEE common stock at December 31, 2015 was approximately $11 million.

Stock-Based Compensation - Net income for the years ended December 31, 2015, 2014 and 2013 includes approximately $60 million, $60 million and $67 million, respectively, of compensation costs and $23 million, $23 million and $26 million, respectively, of income tax benefits related to stock-based compensation arrangements. Compensation cost capitalized for the years ended December 31, 2015, 2014 and 2013 was not material. As of December 31, 2015, there were approximately $70 million of unrecognized compensation costs related to nonvested/nonexercisable stock-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 1.8 years.

At December 31, 2015, approximately 17 million shares of common stock were authorized for awards to officers, employees and non-employee directors of NEE and its subsidiaries under NEE's: (a) Amended and Restated 2011 Long Term Incentive Plan, (b) 2007 Non-Employee Directors Stock Plan and (c) earlier equity compensation plans under which shares are reserved for issuance under existing grants, but no additional shares are available for grant under the earlier plans. NEE satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market. NEE satisfies stock option exercises by issuing new shares of its common stock. NEE generally grants most of its stock-based compensation awards in the first quarter of each year.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity in restricted stock and performance share awards for the year ended December 31, 2015 was as follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted Stock:
Nonvested balance, January 1, 2015	579,497	$75.65
Granted	303,150	$103.58
Vested	(274,620)	$73.92
Forfeited	(44,367)	$99.99
Nonvested balance, December 31, 2015	563,660	$89.60
Performance Share Awards:
Nonvested balance, January 1, 2015	996,227	$67.19
Granted	567,437	$77.12
Vested	(609,321)	$53.55
Forfeited	(39,144)	$79.36
Nonvested balance, December 31, 2015	915,199	$81.90

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2014 and 2013 was $93.46 and $74.02 respectively. The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2014 and 2013 was $71.52 and $58.53, respectively.

The total fair value of restricted stock and performance share awards vested was $108 million, $85 million and $82 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Options - Options typically vest within three years after the date of grant and have a maximum term of ten years. The exercise price of each option granted equals the closing market price of NEE common stock on the date of grant. The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2015	2014	2013
Expected volatility(a)	18.91%	20.32%	20.08 - 20.15%
Expected dividends	3.11%	3.11%	3.28 - 3.64%
Expected term (years)(b)	7.0	7.0	7.0
Risk-free rate	1.84%	2.17%	1.15 - 1.40%
______________________

(a)	Based on historical experience.

(b)	Based on historical exercise and post-vesting cancellation experience adjusted for outstanding awards.

Option activity for the year ended December 31, 2015 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance, January 1, 2015	2,825,035	$59.04
Granted	229,158	$103.62
Exercised	(187,692)	$47.03
Forfeited	—	—
Expired	—	—
Balance, December 31, 2015	2,866,501	$63.39	5.3	$116

Exercisable, December 31, 2015	2,415,194	$57.62	4.7	$112

The weighted-average grant date fair value of options granted was $13.62, $14.09 and $9.20 per share for the years ended December 31, 2015, 2014 and 2013, respectively. The total intrinsic value of stock options exercised was approximately $11 million, $30 million and $14 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash received from option exercises was approximately $9 million, $26 million and $14 million for the years ended December 31, 2015, 2014 and 2013, respectively. The tax benefits realized from options exercised were approximately $4 million, $11 million and $5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Preferred Stock - NEE's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value, none of which are outstanding. FPL's charter authorizes the issuance of 10,414,100 shares of preferred stock, $100 par value, 5 million shares of subordinated preferred stock, no par value, and 5 million shares of preferred stock, no par value, none of which are outstanding.

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2012	$(266)		$96		$(74)	$12	$(23)	$(255)
Other comprehensive income (loss) before reclassifications	84		118		95	(45)	7	259
Amounts reclassified from AOCI	67	(a)	(17)	(b)	2	—	—	52
Net other comprehensive income (loss)	151		101		97	(45)	7	311
Balances, December 31, 2013	(115)		197		23	(33)	(16)	56
Other comprehensive income (loss) before reclassifications	(141)		62		(44)	(25)	(8)	(156)
Amounts reclassified from AOCI	98	(a)	(41)	(b)	1	—	—	58
Net other comprehensive income (loss)	(43)		21		(43)	(25)	(8)	(98)
Less other comprehensive loss attributable to noncontrolling interests	(2)		—		—	—	—	(2)
Balances, December 31, 2014	(156)		218		(20)	(58)	(24)	(40)
Other comprehensive income (loss) before reclassifications	(88)		(7)		(42)	(27)	—	(164)
Amounts reclassified from AOCI	63	(a)	(37)	(b)	—	—	—	26
Net other comprehensive income (loss)	(25)		(44)		(42)	(27)	—	(138)
Less other comprehensive loss attributable to noncontrolling interests	(11)		—		—	—	—	(11)
Balances, December 31, 2015	$(170)		$174		$(62)	$(85)	$(24)	$(167)
————————————

(a)	Reclassified to interest expense and other - net in NEE's consolidated statements of income. See Note 3 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Debt

Long-term debt consists of the following:

		December 31,
		2015			2014
	Maturity Date	Balance		Weighted- Average Interest Rate	Balance		Weighted- Average Interest Rate
		(millions)			(millions)
FPL:
First mortgage bonds - fixed	2017 - 2044	$8,690		4.77%	$8,490		4.95%
Storm-recovery bonds - fixed(a)	2017 - 2021	273		5.26%	331		5.24%
Pollution control, solid waste disposal and industrial development revenue bonds - variable(b)(c)	2020 - 2045	718		0.04%	633		0.05%
Other long-term debt - variable(c)	2018	400		1.11%	—
Other long-term debt - fixed	2014 - 2040	53		5.06%	55		4.96%
Unamortized debt issuance costs and discount		(114)			(121)	(d)
Total long-term debt of FPL		10,020			9,388
Less current maturities of long-term debt		64			60
Long-term debt of FPL, excluding current maturities		9,956			9,328
NEECH:
Debentures - fixed(e)	2015 - 2023	3,100		3.15%	3,125		3.87%
Debentures, related to NEE's equity units - fixed	2014 - 2020	1,200		1.98%	2,152		1.54%
Junior subordinated debentures - fixed	2044 - 2073	2,978		5.84%	2,978		5.84%
Senior secured bonds - fixed(f)	2030	497		7.50%	500		7.50%
Japanese yen denominated senior notes - fixed(e)	2030	83		5.13%	83		5.13%
Japanese yen denominated term loans - variable(c)(e)	2017	456		1.83%	459		1.83%
Other long-term debt - fixed	2016 - 2044	810		2.74%	510		2.70%
Other long-term debt - variable(c)	2014 - 2019	1,513		1.81%	716		2.44%
Fair value hedge adjustment		24			20
Unamortized debt issuance costs and discount		(94)			(112)	(d)
Total long-term debt of NEECH		10,567			10,431
Less current maturities of long-term debt		667			1,787
Long-term debt of NEECH, excluding current maturities		9,900			8,644
NEER:
Senior secured limited-recourse bonds and notes - fixed	2017 - 2038	2,203		5.88%	2,273		6.02%
Senior secured limited-recourse term loans - primarily variable(c)(e)	2015 - 2035	3,969	(g)	2.51%	4,242		3.12%
Other long-term debt - primarily variable(c)(e)	2015 - 2035	2,118		2.80%	656		3.71%
Canadian revolving credit facilities - variable(c)	2015 - 2016	155		1.56%	704		2.33%
Unamortized debt issuance costs and discount		(131)			(135)	(d)
Total long-term debt of NEER		8,314			7,740
Less current maturities of long-term debt(h)		1,489			1,668
Long-term debt of NEER, excluding current maturities		6,825			6,072
Total long-term debt		$26,681			$24,044
______________________

(a)
Principal on the storm-recovery bonds is due on the final maturity date (the date by which the principal must be repaid to prevent a default) for each tranche, however, it is being paid semiannually and sequentially.

(b)
Tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity. In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds. As of December 31, 2015, all tax exempt bonds tendered for purchase have been successfully remarketed. FPL's bank revolving line of credit facilities are available to support the purchase of tax exempt bonds.

(c)
Variable rate is based on an underlying index plus a margin except for in 2014 approximately $983 million of NEER's senior secured limited-recourse term loans is based on the greater of an underlying index or a floor, plus a margin.

(d)	Debt issuance costs were reclassified from noncurrent other assets to long-term debt to reflect the retrospective adoption of an accounting standard update. See Note 1 - Debt Issuance Costs.

(e)	Interest rate contracts, primarily swaps, have been entered into for the majority of these debt issuances. See Note 3.

(f)
Issued by a wholly owned subsidiary of NEECH and collateralized by a third-party note receivable held by that subsidiary. See Note 4 - Fair Value of Financial Instruments Recorded at the Carrying Amount.

(g)
Excludes debt totaling $938 million reflected in liabilities associated with assets held for sale on NEE's consolidated balance sheet. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale.

(h)	See Note 14 - Spain Solar Projects for discussion of events of default related to debt associated with the Spain solar projects.

Minimum annual maturities of long-term debt for NEE are approximately $2,220 million, $2,882 million, $2,819 million, $2,044 million and $1,578 million for 2016, 2017, 2018, 2019 and 2020, respectively. The respective amounts for FPL are approximately $64 million, $367 million, $472 million, $76 million and $10 million.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2015 and 2014, short-term borrowings had a weighted-average interest rate of 2.10% (0.83% for FPL) and 0.40% (0.40% for FPL), respectively. Available lines of credit aggregated approximately $7.9 billion ($4.9 billion for NEECH and $3.0 billion for FPL) at December 31, 2015. These facilities provide for the issuance of letters of credit of up to approximately $4.0 billion ($2.9 billion for NEECH and $1.1 billion for FPL). The issuance of letters of credit is subject to the aggregate commitment of the relevant banks to issue letters of credit under the applicable facility. While no direct borrowings were outstanding at December 31, 2015, letters of credit totaling $410 million and $6 million were outstanding under the NEECH and FPL credit facilities, respectively.

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

In September 2013, NEE sold $500 million of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series G Debenture due September 1, 2018 issued in the principal amount of $1,000 by NEECH (see table above). Each stock purchase contract requires the holder to purchase by no later than September 1, 2016 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $82.70 to $99.24. If purchased on the final settlement date, as of December 31, 2015, the number of shares issued would (subject to antidilution adjustments) range from 0.6088 shares if the applicable market value of a share of common stock is less than or equal to $82.70 to 0.5073 shares if the applicable market value of a share is equal to or greater than $99.24, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 29, 2016. Total annual distributions on the equity units will be at the rate of 5.799%, consisting of interest on the debentures (1.45% per year) and payments under the stock purchase contracts (4.349% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2016. A holder of the equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.
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

In August 2015, NEECH completed a remarketing of approximately $650 million aggregate principal amount of its Series F Debentures due September 1, 2017, which constitutes a portion of the $650 million aggregate principal amount of such debentures (Debentures) that were issued in September 2012 as components of equity units issued by NEE (September 2012 equity units). The Debentures are fully and unconditionally guaranteed by NEE. In connection with the remarketing, the interest rate on all of the Debentures was reset to 2.056% per year and interest is payable on March 1 and September 1 of each year, commencing September 1, 2015. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the September 2012 equity units, in August and September 2015, NEE issued a total of 8,173,099 shares of common stock in exchange for $650 million.

In September 2015, NEE sold $700 million of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series H Debenture due September 1, 2020 issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2018 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

range of $95.35 to $114.42. If purchased on the final settlement date, as of December 31, 2015, the number of shares issued would (subject to antidilution adjustments) range from 0.5244 shares if the applicable market value of a share of common stock is less than or equal to $95.35 to 0.4370 shares if the applicable market value of a share is equal to or greater than $114.42, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 29, 2018. Total annual distributions on the equity units will be at the rate of 6.371%, consisting of interest on the debentures (2.36% per year) and payments under the stock purchase contracts (4.011% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2018. A holder of the equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

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

13. Asset Retirement Obligations

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

A rollforward of NEE's and FPL's ARO is as follows:

	FPL		NEER		NEE
			(millions)
Balances, December 31, 2013	$1,285		$565		$1,850
Liabilities incurred	1		29		30
Accretion expense	70		38		108
Liabilities settled	—		(1)		(1)
Revision in estimated cash flows - net	(1)		—		(1)
Balances, December 31, 2014	1,355		631		1,986
Liabilities incurred	5		46		51
Accretion expense	73		43		116
Liabilities settled	(20)		(2)		(22)
Revision in estimated cash flows - net	409	(a)	(71)	(b)	338
Balances, December 31, 2015	$1,822		$647		$2,469
______________________

(a)	Primarily reflects the effect of revised cost estimates for decommissioning FPL's nuclear units consistent with the updated nuclear decommissioning studies filed with the FPSC in December 2015.

(b)	Primarily reflects the effect of revised cost estimates for decommissioning NEER’s nuclear units and a change in assumptions relating to spent fuel costs, partly offset by increased escalation rates.

Restricted funds for the payment of future expenditures to decommission NEE's and FPL's nuclear units included in special use funds on NEE's and FPL's consolidated balance sheets are as follows (see Note 4 - Special Use Funds):

	FPL	NEER	NEE
		(millions)
Balances, December 31, 2015	$3,430	$1,634	$5,064
Balances, December 31, 2014	$3,449	$1,642	$5,091

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

14. Commitments and Contingencies

Commitments - NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities and the procurement of nuclear fuel. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction and development of wind and solar projects and the procurement of nuclear fuel, as well as the investment in the development and construction of its natural gas pipeline assets. Capital expenditures for Corporate and Other primarily include the cost to meet customer-specific requirements and maintain the fiber-optic network for the fiber-optic telecommunications business (FPL FiberNet) and the cost to maintain existing transmission facilities at NextEra Energy Transmission, LLC.

At December 31, 2015, estimated capital expenditures for 2016 through 2020 for which applicable internal approvals (and also FPSC approvals for FPL, if required) have been received were as follows:

	2016	2017	2018	2019	2020	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$1,085	$45	$—	$—	$—	$1,130
Existing	620	960	680	520	550	3,330
Transmission and distribution	1,930	1,990	1,985	2,485	2,335	10,725
Nuclear fuel	170	125	190	170	210	865
General and other	245	265	240	185	185	1,120
Total	$4,050	$3,385	$3,095	$3,360	$3,280	$17,170
NEER:
Wind(d)	$2,040	$75	$30	$25	$25	$2,195
Solar(e)	1,240	10	—	—	—	1,250
Nuclear, including nuclear fuel	300	240	270	310	265	1,385
Natural gas pipelines(f)	1,020	740	465	35	15	2,275
Other	495	60	75	50	65	745
Total	$5,095	$1,125	$840	$420	$370	$7,850
Corporate and Other	$215	$160	$115	$140	$135	$765
______________________

(a)	Includes AFUDC of approximately $76 million, $14 million and $11 million for 2016 through 2018, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)
Excludes capital expenditures of approximately $1.0 billion for the natural gas-fired combined-cycle unit in Okeechobee County, Florida for the period from the end of 2016 (when approval by the Florida Power Plant Siting Board (Siting Board), comprised of the Florida governor and cabinet is expected) through 2019. Also excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive and maintain an NRC license for each unit.

(d)	Consists of capital expenditures for new wind projects and related transmission totaling approximately 1,365 MW.

(e)	Includes capital expenditures for new solar projects and related transmission totaling approximately 1,045 MW.

(f)
Includes capital expenditures for construction of three natural gas pipelines, including equity contributions associated with equity investments in joint ventures for two pipelines and AFUDC associated with the third pipeline. The natural gas pipelines are subject to certain conditions. See Contracts below.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts. As of December 31, 2015, FPL is obligated under a take-or-pay purchased power contract to pay for approximately 375 MW annually through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 444 MW from certain cogenerators and small power producers with expiration dates ranging from 2025 through 2034. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the facilities meeting certain contract conditions. FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas. In addition, FPL has entered into 25-year natural gas transportation agreements with each of Sabal Trail Transmission, LLC (Sabal Trail, an entity in which a wholly owned NEER subsidiary has a 33% ownership interest), and Florida Southeast Connection, LLC (Florida Southeast Connection, a wholly owned

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEER subsidiary), each of which will build, own and operate a pipeline that will be part of a natural gas pipeline system, for a quantity of 400,000 MMBtu/day beginning on May 1, 2017 and increasing to 600,000 MMBtu/day on May 1, 2020. These agreements contain firm commitments that are contingent upon the occurrence of certain events, including FERC approval on acceptable terms and the completion of construction of the pipeline system to be built by Sabal Trail and Florida Southeast Connection. See Commitments above.

As of December 31, 2015, NEER has entered into contracts with expiration dates ranging from late February 2016 through 2032 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel and has made commitments for the construction of the natural gas pipelines. Approximately $5.2 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from March 2016 through 2033.

The required capacity and/or minimum payments under the contracts discussed above as of December 31, 2015 were estimated as follows:

	2016	2017	2018	2019	2020	Thereafter
	(millions)
FPL:
Capacity charges(a)	$185	$170	$140	$120	$110	$690
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$1,020	$930	$870	$865	$920	$13,050
Coal, including transportation	$65	$40	$—	$—	$—	$—
NEER	$3,670	$735	$625	$135	$85	$535
Corporate and Other(d)(e)	$60	$5	$5	$—	$5	$—
______________________

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $434 million, $485 million and $487 million for the years ended December 31, 2015, 2014 and 2013, respectively. Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $262 million, $299 million and $263 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $200 million, $295 million, $290 million, $360 million and $7,885 million in 2017, 2018, 2019, 2020 and thereafter, respectively, of firm commitments, subject to certain conditions as noted above, related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)	Includes an approximately $35 million commitment to invest in clean power and technology businesses through 2021.

(e)	Excludes approximately $1,115 million, in 2016, of joint obligations of NEECH and NEER which are included in the NEER amounts above.

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

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of either its transmission and distribution property or natural gas pipeline assets, and has no property insurance coverage for FPL FiberNet's fiber-optic cable. Should FPL's future storm restoration costs exceed the reserve amount established through the issuance of storm-recovery bonds by a VIE in 2007, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law.

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

Spain Solar Projects - In March 2013 and May 2013, events of default occurred under the project-level financing agreements for the Spain solar projects as a result of changes of law that occurred in December 2012 and February 2013. These changes of law negatively affected the projected economics of the projects and caused the project-level financing to be unsupportable by expected future project cash flows. Under the project-level financing, events of default (including those discussed below) provide for, among other things, a right by the lenders (which they have not exercised) to accelerate the payment of the project-level debt. Accordingly, in 2013, the project-level debt and the associated derivative liabilities related to interest rate swaps were classified as current maturities of long-term debt and current derivative liabilities, respectively, on NEE's consolidated balance sheets, and totaled $559 million and $101 million, respectively, as of December 31, 2015. In July 2013, the Spanish government published a new law that created a new economic framework for the Spanish renewable energy sector. Additional regulatory pronouncements from the Spanish government needed to complete and implement the framework were finalized in June 2014. Based on NEE's assessment, the regulatory pronouncements do not indicate a further impairment of the Spain solar projects. However, the Spanish government's interpretation of the new remuneration scheme resulted in a reduction to 2013 revenues of approximately $19 million which was reflected in operating revenues for the year ended December 31, 2014 in NEE's consolidated statements of income. In December 2015, the Spanish government determined that such a reduction was not warranted and refunded approximately $17 million, which was reflected in operating revenues for the year ended December 31, 2015. Since the third quarter of 2014, events of default have occurred under the project-level financing agreements related to certain debt service coverage ratio covenants not being met. The project-level subsidiaries have requested the lenders to waive the events of default related to the debt service coverage ratio.

Impairments recorded due to the changes of law caused the project-level subsidiaries in Spain to have a negative net equity position on their balance sheets, which requires them under Spanish law to commence liquidation proceedings if the net equity position is not restored to specified levels. Prior to 2015, Spanish law had provided an exemption applicable to the project-level subsidiaries that enabled the exclusion of asset-related impairments in the equity calculation. Such exemption was not granted for 2015, and therefore, the project-level subsidiaries commenced liquidation on April 23, 2015. The liquidators are reviewing the liquidation balance sheets and inventory schedules and will make recommendations to NextEra Energy España, S.L. (NEE España), the NEER subsidiary in Spain that is the direct shareholder of the project-level subsidiaries, to either restructure the project-level debt or file for insolvency. The liquidation event could cause the lenders to seek to accelerate the payment of the project-related debt and/or foreclose on the project assets, which they have not done to date. However, as part of a settlement agreement reached in December 2013 between NEECH, NEE España, the project-level subsidiaries and the lenders, the future recourse of the lenders under the project-level financing is effectively limited to the letters of credit described below and to the assets of the project-level subsidiaries. Under the settlement agreement, the lenders, among other things, irrevocably waived events of default related to changes of law that existed at the time of the settlement as described above, and NEECH affiliates provided for the project-level subsidiaries to post approximately €37 million (approximately $40 million as of December 31, 2015) in letters of credit to fund operating and debt service reserves under the project-level financing, of which €14 million (approximately $15 million) has been drawn as of December 31, 2015. NEE España, the project-level subsidiaries and the lenders have been in negotiations to seek to restructure the project-level financing; however, there can be no assurance that the project-level financing will be successfully restructured or that the lenders will not exercise remedies available to them under the project financing agreements for, among other things, current and future events of default, if any, or for the commencement of liquidation by the project level subsidiaries.

Legal Proceedings - In 1995 and 1996, NEE, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000. On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash. In June 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against NEE and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York. The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital. The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest from January 29, 1999. NEE filed an answer to the complaint. NEE believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from NEE, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the stock repurchase, or (iii) the stock repurchase left Adelphia with unreasonably small capital. The trial was completed in May 2012 and closing arguments were heard in July 2012. In May 2014, the U.S. Bankruptcy Court, Southern District of New York, issued its decision after trial, finding, among other things, that Adelphia was not insolvent, or rendered insolvent, at the time of the stock repurchase. The bankruptcy court further ruled that Adelphia was not left with inadequate capital or equitably insolvent at the time of the stock repurchase. The decision after trial represented proposed findings of fact and conclusions of law which were subject to de novo review by the U.S. District Court for the Southern District of New York. In March 2015, the U.S. District Court issued a final order which effectively affirmed the findings of the U.S. Bankruptcy Court in NEE's favor. In April 2015, Adelphia filed an appeal of the final order to the U.S. Court of Appeals for the Second Circuit.

NEE and FPL are vigorously defending, and believe that they or their affiliates have meritorious defenses to, the lawsuit described

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

above. In addition to the legal proceeding discussed above, NEE and its subsidiaries, including FPL, are involved in other legal and regulatory proceedings, actions and claims in the ordinary course of their businesses. Entities in which subsidiaries of NEE, including FPL, have a partial ownership interest are also involved in legal and regulatory proceedings, actions and claims, the liabilities from which, if any, would be shared by such subsidiary. In the event that NEE and FPL, or their affiliates, do not prevail in the lawsuit described above or these other legal and regulatory proceedings, actions and claims, there may be a material adverse effect on their financial statements. While management is unable to predict with certainty the outcome of the lawsuit described above or these other legal and regulatory proceedings, actions and claims, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of NEE or FPL.

15. Segment Information

NEE's reportable segments are FPL, a rate-regulated electric utility, and NEER, a competitive energy business. NEER's segment information includes an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs. Corporate and Other represents other business activities, and eliminating entries. During the fourth quarter of 2015, the natural gas pipeline projects that were previously reported in Corporate and Other were moved to the NEER segment reflecting the overall scale of the natural gas pipeline investments and management of these projects within NEER's gas infrastructure business. Prior year amounts for NEER and Corporate and Other were adjusted to reflect this segment change. NEE's operating revenues derived from the sale of electricity represented approximately 92%, 91% and 92% of NEE's operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Approximately 2%, 2% and 1% of operating revenues were from foreign sources for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, approximately 3% and 4%, respectively, of long-lived assets were located in foreign countries.

NEE's segment information is as follows:

	2015				2014				2013
	FPL	NEER(a)	Corp. and Other	NEE Consoli- dated	FPL	NEER(a)	Corp. and Other	NEE Consoli- dated	FPL	NEER(a)	Corp. and Other	NEE Consoli- dated
					(millions)
Operating revenues	$11,651	$5,444	$391	$17,486	$11,421	$5,196	$404	$17,021	$10,445	$4,333	$358	$15,136
Operating expenses(b)	$8,674	$3,865	$315	$12,854	$8,593	$3,727	$317	$12,637	$7,906	$3,730	$259	$11,895
Interest expense	$445	$625	$141	$1,211	$439	$667	$155	$1,261	$415	$528	$178	$1,121
Interest income	$7	$28	$51	$86	$3	$26	$51	$80	$6	$19	$53	$78
Depreciation and amortization	$1,576	$1,183	$72	$2,831	$1,432	$1,051	$68	$2,551	$1,159	$949	$55	$2,163
Equity in earnings (losses) of equity method investees	$—	$103	$4	$107	$—	$95	$(2)	$93	$—	$26	$(1)	$25
Income tax expense (benefit)(c)(d)	$957	$289	$(18)	$1,228	$910	$283	$(17)	$1,176	$835	$(42)	$(16)	$777
Income (loss) from continuing operations(d)	$1,648	$1,102	$12	$2,762	$1,517	$993	$(41)	$2,469	$1,349	$340	$(12)	$1,677
Gain from discontinued operations, net of income taxes(e)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$216	$15	$231
Net income (loss) attributable to NEE(d)	$1,648	$1,092	$12	$2,752	$1,517	$989	$(41)	$2,465	$1,349	$556	$3	$1,908
Capital expenditures, independent power and other investments and nuclear fuel purchases	$3,633	$4,661	$83	$8,377	$3,241	$3,701	$75	$7,017	$2,903	$3,613	$166	$6,682
Property, plant and equipment	$45,383	$33,340	$1,607	$80,330	$41,938	$30,178	$1,523	$73,639	$39,896	$28,081	$1,471	$69,448
Accumulated depreciation and amortization	$11,862	$6,640	$442	$18,944	$11,282	$6,268	$384	$17,934	$10,944	$5,455	$329	$16,728
Total assets(f)	$42,523	$37,647	$2,309	$82,479	$39,222	$32,896	$2,487	$74,605	$36,420	$30,052	$2,535	$69,007
Investment in equity method investees	$—	$983	$80	$1,063	$—	$617	$46	$663	$—	$388	$34	$422
_________________________

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt. For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt. Residual NEECH corporate interest expense is included in Corporate and Other.

(b)	NEER includes an impairment charge of $300 million in 2013 related to the Spain solar projects. See Note 4 - Nonrecurring Fair Value Measurements.

(c)	NEER includes PTCs that were recognized based on its tax sharing agreement with NEE. See Note 1 - Income Taxes.

(d)	NEER includes after-tax charges of $342 million in 2013 associated with the impairment of the Spain solar projects. See Note 4 - Nonrecurring Fair Value Measurements.

(e)	See Note 6.

(f)	Reflects reclassification of debt issuance costs of $324 million ($85 million for FPL) in 2014 and $298 million ($68 million for FPL) in 2013. See Note 1 - Debt Issuance Costs.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL. NEECH’s debentures and junior subordinated debentures including those that were registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Year Ended December 31, 2015				Year Ended December 31, 2014				Year Ended December 31, 2013
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
Operating revenues	$—	$5,849	$11,637	$17,486	$—	$5,614	$11,407	$17,021	$—	$4,703	$10,433	$15,136
Operating expenses	(17)	(4,142)	(8,695)	(12,854)	(19)	(4,039)	(8,579)	(12,637)	(18)	(3,983)	(7,894)	(11,895)
Interest expense	(4)	(764)	(443)	(1,211)	(6)	(819)	(436)	(1,261)	(8)	(705)	(408)	(1,121)
Equity in earnings of subsidiaries	2,754	—	(2,754)	—	2,494	—	(2,494)	—	1,915	—	(1,915)	—
Other income (deductions) - net	1	498	70	569	1	487	34	522	2	281	51	334
Income from continuing operations before income taxes	2,734	1,441	(185)	3,990	2,470	1,243	(68)	3,645	1,891	296	267	2,454
Income tax expense (benefit)	(18)	299	947	1,228	5	262	909	1,176	(2)	(55)	834	777
Income (loss) from continuing operations	2,752	1,142	(1,132)	2,762	2,465	981	(977)	2,469	1,893	351	(567)	1,677
Gain from discontinued operations, net of income taxes	—	—	—	—	—	—	—	—	15	216	—	231
Net income (loss)	2,752	1,142	(1,132)	2,762	2,465	981	(977)	2,469	1,908	567	(567)	1,908
Less net income attributable to noncontrolling interests	—	10	—	10	—	4	—	4	—	—	—	—
Net income (loss) attributable to NEE	$2,752	$1,132	$(1,132)	$2,752	$2,465	$977	$(977)	$2,465	$1,908	$567	$(567)	$1,908
______________________

(a)	Represents FPL and consolidating adjustments.

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2015				Year Ended December 31, 2014				Year Ended December 31, 2013
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
Comprehensive income (loss) attributable to NEE	$2,625	$1,049	$(1,049)	$2,625	$2,369	$924	$(924)	$2,369	$2,219	$781	$(781)	$2,219
______________________

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2015				December 31, 2014
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$27	$34,921	$45,382	$80,330	$27	$31,674	$41,938	$73,639
Accumulated depreciation and amortization	(16)	(7,067)	(11,861)	(18,944)	(12)	(6,640)	(11,282)	(17,934)
Total property, plant and equipment - net	11	27,854	33,521	61,386	15	25,034	30,656	55,705
CURRENT ASSETS
Cash and cash equivalents	—	546	25	571	—	562	15	577
Receivables	90	1,510	665	2,265	82	1,378	699	2,159
Other	4	2,443	1,512	3,959	19	2,512	1,677	4,208
Total current assets	94	4,499	2,202	6,795	101	4,452	2,391	6,944
OTHER ASSETS
Investment in subsidiaries	22,544	—	(22,544)	—	19,703	—	(19,703)	—
Other	823	7,790	5,685	14,298	736	5,827	5,393	11,956
Total other assets	23,367	7,790	(16,859)	14,298	20,439	5,827	(14,310)	11,956
TOTAL ASSETS	$23,472	$40,143	$18,864	$82,479	$20,555	$35,313	$18,737	$74,605
CAPITALIZATION
Common shareholders' equity	$22,574	$6,990	$(6,990)	$22,574	$19,916	$6,553	$(6,553)	$19,916
Noncontrolling interests	—	538	—	538	—	252	—	252
Long-term debt	—	16,725	9,956	26,681	—	14,715	9,329	24,044
Total capitalization	22,574	24,253	2,966	49,793	19,916	21,520	2,776	44,212
CURRENT LIABILITIES
Debt due within one year	—	2,786	220	3,006	—	3,455	1,202	4,657
Accounts payable	4	1,919	606	2,529	29	739	586	1,354
Other	252	3,003	1,317	4,572	153	2,043	1,456	3,652
Total current liabilities	256	7,708	2,143	10,107	182	6,237	3,244	9,663
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	647	1,822	2,469	—	631	1,355	1,986
Deferred income taxes	157	2,396	7,274	9,827	149	2,608	6,504	9,261
Other	485	5,139	4,659	10,283	308	4,317	4,858	9,483
Total other liabilities and deferred credits	642	8,182	13,755	22,579	457	7,556	12,717	20,730
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$23,472	$40,143	$18,864	$82,479	$20,555	$35,313	$18,737	$74,605
______________________

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2015				Year Ended December 31, 2014				Year Ended December 31, 2013
	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,659	$2,488	$1,969	$6,116	$1,615	$1,976	$1,909	$5,500	$1,147	$1,466	$2,489	$5,102
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(4,744)	(3,633)	(8,377)	(1)	(3,741)	(3,275)	(7,017)	—	(3,756)	(2,926)	(6,682)
Capital contributions from NEE	(1,480)	—	1,480	—	(912)	—	912	—	(777)	—	777	—
Cash grants under the Recovery Act	—	8	—	8	—	343	—	343	—	165	—	165
Sale of independent power and other investments of NEER	—	52	—	52	—	307	—	307	—	165	—	165
Change in loan proceeds restricted for construction	—	27	(36)	(9)	—	(40)	—	(40)	—	228	—	228
Proceeds from the sale of a noncontrolling interest in subsidiaries	—	345	—	345	—	438	—	438	—	—	—	—
Other - net	—	9	(33)	(24)	10	(73)	(329)	(392)	—	17	(16)	1
Net cash used in investing activities	(1,480)	(4,303)	(2,222)	(8,005)	(903)	(2,766)	(2,692)	(6,361)	(777)	(3,181)	(2,165)	(6,123)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	4,689	1,083	5,772	—	4,057	997	5,054	—	3,874	497	4,371
Retirements of long-term debt	—	(3,421)	(551)	(3,972)	—	(4,395)	(355)	(4,750)	—	(1,943)	(453)	(2,396)
Proceeds from differential membership investors	—	761	—	761	—	978	—	978	—	448	—	448
Issuances of notes payable	—	1,125	100	1,225	—	500	—	500	—	—	—	—
Retirements of notes payable	—	(813)	—	(813)	—	(500)	—	(500)	—	(200)	—	(200)
Net change in commercial paper	—	318	(1,086)	(768)	—	(487)	938	451	—	(619)	99	(520)
Issuances of common stock - net	1,298	—	—	1,298	633	—	—	633	842	—	—	842
Dividends on common stock	(1,385)	—	—	(1,385)	(1,261)	—	—	(1,261)	(1,122)	—	—	(1,122)
Dividends to NEE	—	(698)	698	—	—	812	(812)	—	—	502	(502)	—
Other - net	(92)	(162)	19	(235)	(84)	(31)	10	(105)	(92)	(216)	15	(293)
Net cash provided by (used in) financing activities	(179)	1,799	263	1,883	(712)	934	778	1,000	(372)	1,846	(344)	1,130
Net increase (decrease) in cash and cash equivalents	—	(16)	10	(6)	—	144	(5)	139	(2)	131	(20)	109
Cash and cash equivalents at beginning of year	—	562	15	577	—	418	20	438	2	287	40	329
Cash and cash equivalents at end of year	$—	$546	$25	$571	$—	$562	$15	$577	$—	$418	$20	$438
______________________

(a)	Represents FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

17. Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31(a)	June 30(a)	September 30(a)	December 31(a)
	(millions, except per share amounts)
NEE:
2015
Operating revenues(b)	$4,104	$4,358	$4,954	$4,069
Operating income(b)	$1,129	$1,146	$1,481	$876
Net income(b)	$650	$720	$882	$510
Net income attributable to NEE(b)	$650	$716	$879	$507
Earnings per share attributable to NEE - basic:(c)	$1.47	$1.61	$1.94	$1.10
Earnings per share attributable to NEE - assuming dilution:(c)	$1.45	$1.59	$1.93	$1.10
Dividends per share	$0.770	$0.770	$0.770	$0.770
High-low common stock sales prices	$112.64 - $97.48	$106.63 - $97.23	$109.98 - $93.74	$105.85 - $95.84
2014
Operating revenues(b)	$3,674	$4,029	$4,654	$4,664
Operating income(b)	$738	$951	$1,163	$1,532
Net income(b)	$430	$492	$664	$884
Net income attributable to NEE(b)	$430	$492	$660	$884
Earnings per share attributable to NEE - basic:(c)	$0.99	$1.13	$1.52	$2.03
Earnings per share attributable to NEE - assuming dilution:(c)	$0.98	$1.12	$1.50	$2.00
Dividends per share	$0.725	$0.725	$0.725	$0.725
High-low common stock sales prices	$96.13 - $83.97	$102.51 - $93.28	$102.46 - $91.79	$110.84 - $90.33

FPL:
2015
Operating revenues(b)	$2,541	$2,996	$3,274	$2,839
Operating income(b)	$667	$780	$855	$674
Net income(b)	$359	$435	$489	$365
2014
Operating revenues(b)	$2,535	$2,889	$3,315	$2,682
Operating income(b)	$632	$782	$834	$580
Net income(b)	$347	$423	$462	$286
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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2015, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of December 31, 2015.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy and Management" and "Corporate Governance and Board Matters" in NEE's Proxy Statement which will be filed with the SEC in connection with the 2016 Annual Meeting of Shareholders (NEE's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business - Executive Officers of NEE.

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

Securities Authorized For Issuance Under Equity Compensation Plans

NEE's equity compensation plan information as of December 31, 2015 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,036,579	(a)	$63.39	(b)	10,480,752
Equity compensation plans not approved by security holders	—		—		—
Total	5,036,579		$63.39		10,480,752
__________________________________

(a)
Includes an aggregate of 2,866,501 outstanding options, 1,949,762 unvested performance share awards (at maximum payout), 16,564 deferred fully vested performance shares and 181,792 deferred stock awards (including future reinvested dividends) under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan and former LTIP, and 21,960 fully vested shares deferred by directors under the NextEra Energy, Inc. 2007 Non-Employee Directors Stock Plan and its predecessor, the FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan.

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

FPL - The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2015 and 2014. The amounts presented below reflect allocations from NEE for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2015	2014
Audit fees(a)	$3,909,000	$3,939,000
Audit-related fees(b)	97,000	128,000
Tax fees(c)	63,000	59,000
All other fees(d)	14,000	21,000
Total	$4,083,000	$4,147,000
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

(c)
Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. In 2015 and 2014, approximately $28,000 and $24,000, respectively, was paid related to tax advice and planning services. All other tax fees in 2015 and in 2014 related to tax compliance services.

(d)	All other fees consist of fees for products and services other than the services reported under the other named categories. In 2015 and 2014, these fees related to training.

In accordance with the requirements of Sarbanes-Oxley Act of 2002, the Audit Committee Charter and the Audit Committee's pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the Audit Committee, except for audits of certain trust funds where the fees are paid by the trust. Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year. This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting. Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such service. In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work. The Audit Committee has delegated to the Chair of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting. At each Audit Committee meeting (other than meetings held to review earnings materials), the Audit Committee reviews a schedule of services for which Deloitte & Touche has been engaged since the prior Audit Committee meeting under existing pre-approvals and the estimated fees for those services. In 2015 and 2014, none of the amounts presented above represent services provided to NEE or FPL by Deloitte & Touche that were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

PART IV

Item 15.  Exhibits, Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements
		Management's Report on Internal Control Over Financial Reporting	71
		Attestation Report of Independent Registered Public Accounting Firm	72
		Report of Independent Registered Public Accounting Firm	73
		NEE:
		Consolidated Statements of Income	74
		Consolidated Statements of Comprehensive Income	75
		Consolidated Balance Sheets	76
		Consolidated Statements of Cash Flows	77
		Consolidated Statements of Equity	78
		FPL:
		Consolidated Statements of Income	79
		Consolidated Balance Sheets	80
		Consolidated Statements of Cash Flows	81
		Consolidated Statements of Common Shareholder's Equity	82
		Notes to Consolidated Financial Statements	83 - 125

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

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
x
*3(i)a	Restated Articles of Incorporation of NextEra Energy, Inc. (filed as Exhibit 3(i)(b) to Form 8-K dated May 21, 2015, File No. 1-8841)	x
*3(i)b	Restated Articles of Incorporation of Florida Power & Light Company (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 2010, File No. 2-27612)		x
*3(ii)a	Amended and Restated Bylaws of NextEra Energy, Inc., effective May 22, 2015 (filed as Exhibit 3(ii) to Form 8-K dated May 21, 2015, File No. 1-8841)	x
*3(ii)b
Amended and Restated Bylaws of Florida Power & Light Company, Inc., as amended through October 17, 2008 (filed as Exhibit 3(ii)b to Form 10-Q for the quarter ended September 30, 2008, File No. 2-27612)
x

Exhibit Number	Description	NEE	FPL
*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, and One hundred and twenty-four Supplements thereto, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-K for the year ended December 31, 1993, File No. 1-3545; Exhibit 4(i) to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3545; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31,1996, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended June 30, 1998, File No. 1-3545; Exhibit 4 to Form 10-Q for the quarter ended March 31, 1999, File No. 1-3545; Exhibit 4(f) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(g) to Form 10-K for the year ended December 31, 2000, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(a) to Form 10-Q for the quarter ended September 30, 2004, File No. 2-27612; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated October 10, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated December 13, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated December 20, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated June 5, 2013, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated September 10, 2014, File No. 2-27612; and Exhibit 4 to Form 8-K dated November 19, 2015, File No. 2-27612)
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
x
*4(e)	Officer's Certificate of FPL Group Capital Inc, dated March 9, 2009, creating the 6.00% Debentures, Series due March 1, 2019 (filed as Exhibit 4 to Form 8-K dated March 9, 2009, File No. 1-8841)	x

Exhibit Number	Description	NEE	FPL
*4(f)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 10, 2011, creating the 4.50% Debentures, Series due June 1, 2021 (filed as Exhibit 4(b) to Form 8-K dated June 10, 2011, File No. 1-8841)
x
*4(g)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated May 4, 2012, creating the Series E Debentures due June 1, 2017 (filed as Exhibit 4(c) to Form 8-K dated May 4, 2012, File No. 1-8841)
x
*4(h)
Letter, dated May 7, 2015, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series E Debentures due June 1, 2017, effective May 7, 2015 (filed as Exhibit 4(b) to Form 8-K dated May 7, 2015, File No. 1-8841)
x
*4(i)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 11, 2012, creating the Series F Debentures due September 1, 2017 (filed as Exhibit 4(c) to Form 8-K dated September 11, 2012, File No. 1-8841)
x
*4(j)
Letter, dated August 10, 2015, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series F Debentures due September 1, 2017 effective August 10, 2015 (filed as Exhibit 4(b) to Form 8-K dated August 10, 2015, File No. 1-8841)
x
*4(k)
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
x
*4(o)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated August 27, 2015, creating the 2.80% Debentures, Series due August 27, 2020 (filed as Exhibit 4(c) to Form 10-Q for the quarter ended September 30, 2015, File No. 2-27612)
x
*4(p)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 16, 2015, creating the Series H Debentures due September 1, 2020 (filed as Exhibit 4(c) to Form 8-K dated September 16, 2015, File No. 1-8841)
x
*4(q)
Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities), dated as of March 1, 2004, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)
x
*4(r)
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
*4(v)
Indenture (For Unsecured Subordinated Debt Securities), dated as of September 1, 2006, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(w)
First Supplemental Indenture to Indenture (For Unsecured Subordinated Debt Securities) dated as of September 1, 2006, dated as of November 19, 2012, between NextEra Energy Capital Holdings, Inc., NextEra Energy, Inc. as Guarantor, and The Bank of New York Mellon, as Trustee (filed as Exhibit 2 to Form 8-A dated January 16, 2013, File No. 1-33028)
x
*4(x)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(y)
Replacement Capital Covenant, dated September 19, 2006, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(d) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(z)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated June 12, 2007, creating the Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated June 12, 2007, File No. 1-8841)
x
*4(aa)
Replacement Capital Covenant, dated June 12, 2007, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated June 12, 2007, File No. 1-8841)
x
*4(bb)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated September 17, 2007, creating the Series D Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated September 17, 2007, File No. 1-8841)
x
*4(cc)
Replacement Capital Covenant, dated September 18, 2007, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series D Junior Subordinated Debentures due 2067 (filed as Exhibit 4(c) to Form 8-K dated September 17, 2007, File No. 1-8841)
x
*4(dd)
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
x
*4(gg)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated January 18, 2013, creating the Series J Junior Subordinated Debentures due January 15, 2073 (filed as Exhibit 4 to Form 8-K dated January 18, 2013, File No. 1-8841)
x
*4(hh)
Indenture (For Securing Senior Secured Bonds, Series A), dated May 22, 2007, between FPL Recovery Funding LLC (as Issuer) and The Bank of New York Mellon (as Trustee and Securities Intermediary) (filed as Exhibit 4.1 to Form 8-K dated May 22, 2007 and filed June 1, 2007, File No. 333-141357)
x
*4(ii)
Purchase Contract Agreement, dated as of September 1, 2013, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated September 25, 2013, File No. 1-8841)
x
*4(jj)
Pledge Agreement, dated as of September 1, 2013, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated September 25, 2013, File No. 1-8841)
x
*4(kk)
Purchase Contract Agreement, dated as of September 1, 2015, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated September 16, 2015, File No. 1-8841)
x

Exhibit Number	Description	NEE	FPL
*4(ll)
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
		x	x
10(d)	Appendix A1 (revised as of December 11, 2014) to the Restated SERP	x	x
*10(e)	Appendix A2 (revised as of December 12, 2013) to the Restated SERP (filed as Exhibit 10(e) to Form 10-K dated December 31, 2013, File No.1-8841)	x	x
*10(f)
Supplement to the Restated SERP relating to a special credit to certain executive officers and other officers effective February 15, 2008 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 2007, File No. 1-8841)
		x	x
*10(g)	Supplement to the Restated SERP effective February 15, 2008 as it applies to Armando Pimentel, Jr. (filed as Exhibit 10(i) to Form 10-K for the year ended December 31, 2007, File No. 1-8841)	x	x
*10(h)	Supplement to the SERP effective December 14, 2007 as it applies to Manoochehr K. Nazar (filed as Exhibit 10(j) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)	x	x
*10(i)	FPL Group, Inc. Long-Term Incentive Plan of 1985, as amended (filed as Exhibit 99(h) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669)	x	x
*10(j)
NextEra Energy, Inc. (formerly known as FPL Group, Inc.) Amended and Restated Long-Term Incentive Plan, most recently amended and restated on May 22, 2009 (filed as Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2009, File No. 1-8841)
		x	x
*10(k)	NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x
*10(l)	Form of Performance Share Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(m)
Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan, as revised March 16, 2012 (filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2012)
		x	x
*10(n)
Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(a) to Form 8-K dated October 11, 2012)
		x	x
10(o)	Form of Performance Share Award Agreement under the Next Era Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers	x	x
*10(p)	Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(q)
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
		x	x

Exhibit Number	Description	NEE	FPL
*10(t)
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
*10(w)
Form of NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan - Non-Qualified Stock Option Agreement effective February 18, 2011 (filed as Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2011, File No. 1-8841)
		x	x
*10(x)	Form of Non-Qualified Stock Option Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(b) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(y)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Amended and Restated Deferred Stock Award Agreement effective February 12, 2010 between FPL Group, Inc. and each of Moray P. Dewhurst and James L. Robo (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)
		x	x
*10(z)	Form of Deferred Stock Award Agreement under NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x
*10(aa)	NextEra Energy, Inc. 2013 Executive Annual Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 11, 2012, File No. 1-8841)	x	x
*10(bb)
NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005 as amended and restated through October 15, 2010 (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2010, File No. 1-8841)
		x	x
*10(cc)
Amendment 1 (effective May 25, 2011) to the NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005, as amended and restated through October 15, 2010 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2011, File No. 1-8841)
		x	x
*10(dd)
Amendment 2 (effective November 16, 2011) to the NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005, as amended and restated through October 15, 2010 (filed as Exhibit 10(ll) to Form 10-K for the year ended December 31, 2011, File No. 1-8841)
		x	x
*10(ee)	FPL Group, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(ff)	FPL Group, Inc. Executive Long-Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(gg)
FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan, as amended and restated October 13, 2006 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)
x
*10(hh)	FPL Group, Inc. 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x
*10(ii)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2015 (filed as Exhibit 10(nn) to Form 10-K for the year ended December 31, 2014, File No. 1-8841)	x
10(jj)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2016	x
*10(kk)
Form of Amended and Restated Executive Retention Employment Agreement effective December 10, 2009 between FPL Group, Inc. and each of Moray P. Dewhurst, James L. Robo, Armando Pimentel, Jr., and Charles E. Sieving (filed as Exhibit 10(nn) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)
		x	x
*10(ll)
Executive Retention Employment Agreement between FPL Group, Inc. and Joseph T. Kelliher dated as of May 21, 2009 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2009, File No. 1-8841)
		x	x

Exhibit Number	Description	NEE	FPL
*10(mm)
Executive Retention Employment Agreement between FPL Group, Inc. and Manoochehr K. Nazar dated as of January 1, 2010 (filed as Exhibit 10(rr) to Form 10‑K for the year ended December 31, 2009, File No. 1-8841)
		x	x
*10(nn)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Eric E. Silagy dated as of May 2, 2012 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2012, File No. 1-8841)
		x	x
*10(oo)
Executive Retention Employment Agreement between NextEra Energy, Inc. and William L. Yeager dated as of January 1, 2013 (filed as Exhibit 10(ccc) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)
		x	x
*10(pp)
Form of 2012 409A Amendment to NextEra Energy, Inc. Executive Retention Employment Agreement effective October 11, 2012 between NextEra Energy, Inc. and each of James L. Robo, Moray P. Dewhurst, Armando Pimentel, Jr., Eric E. Silagy, Joseph T. Kelliher, Manoochehr K. Nazar and Charles E. Sieving (filed as Exhibit 10(ddd) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)
		x	x
*10(qq)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Deborah H. Caplan dated as of April 23, 2013 (filed as Exhibit 10(e) to Form 10-Q for the quarter ended June 30, 2013, File No. 1-8841)
		x	x
*10(rr)
Executive Retention Employment Agreement between NextEra Energy, Inc. and Miguel Arechabala dated as of January 1, 2014 (filed as Exhibit 10(bbb) to Form 10‑K for the year ended December 31, 2013, File No. 1-8841)
		x	x
*10(ss)	NextEra Energy, Inc. Executive Severance Benefit Plan effective February 26, 2013 (filed as Exhibit 10(eee) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x	x
*10(tt)	Guarantee Agreement between FPL Group, Inc. and FPL Group Capital Inc, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
21	Subsidiaries of NextEra Energy, Inc.	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
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

Date: February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 19, 2016:

MORAY P. DEWHURST	CHRIS N. FROGGATT
Moray P. Dewhurst Vice Chairman and Chief Financial Officer, and Executive Vice President - Finance (Principal Financial Officer)	Chris N. Froggatt Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:

SHERRY S. BARRAT	TONI JENNINGS
Sherry S. Barrat	Toni Jennings
ROBERT M. BEALL, II	AMY B. LANE
Robert M. Beall, II	Amy B. Lane
JAMES L. CAMAREN	RUDY E. SCHUPP
James L. Camaren	Rudy E. Schupp
KENNETH B. DUNN	JOHN L.SKOLDS
Kenneth B. Dunn	John L. Skolds
NAREN K. GURSAHANEY	WILLIAM H. SWANSON
Naren K. Gursahaney	William H. Swanson
KIRK S. HACHIGIAN	HANSEL E. TOOKES, II
Kirk S. Hachigian	Hansel E. Tookes, II

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

Date: February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 19, 2016:

MORAY P. DEWHURST	KIMBERLY OUSDAHL
Moray P. Dewhurst Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	Kimberly Ousdahl Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Director:

JAMES L. ROBO
James L. Robo

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.