Form 10-Q
period 2016-03-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2016-04-29
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding as of March 31, 2016: 461,445,951

Number of shares of Florida Power & Light Company common stock, without par value, outstanding as of March 31, 2016, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC - equity	equity component of AFUDC
AOCI	accumulated other comprehensive income
capacity clause	capacity cost recovery clause, as established by the FPSC
Duane Arnold	Duane Arnold Energy Center
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NEER subsidiary
FPL	Florida Power & Light Company
FPL FiberNet	fiber-optic telecommunications business
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	NextEra Energy Resources, LLC
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PTC	production tax credit
PV	photovoltaic
Recovery Act	American Recovery and Reinvestment Act of 2009, as amended
regulatory ROE	return on common equity as determined for regulatory purposes
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a wholly owned NEER subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
U.S.	United States of America

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

•
Any reductions to, or the elimination of, governmental incentives or policies that support utility scale renewable energy, including, but not limited to, tax incentives, renewable portfolio standards, feed-in tariffs or the EPA's final rule under Section 111(d) of the Clean Air Act, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K), and investors should refer to that section of the 2015 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING REVENUES	$3,835	$4,104
OPERATING EXPENSES
Fuel, purchased power and interchange	928	1,363
Other operations and maintenance	799	735
Merger-related	4	4
Depreciation and amortization	537	547
Taxes other than income taxes and other	333	326
Total operating expenses	2,601	2,975
OPERATING INCOME	1,234	1,129
OTHER INCOME (DEDUCTIONS)
Interest expense	(509)	(321)
Benefits associated with differential membership interests - net	84	57
Equity in earnings of equity method investees	32	9
Allowance for equity funds used during construction	25	11
Interest income	18	21
Gains on disposal of assets - net	15	22
Other - net	(3)	8
Total other deductions - net	(338)	(193)
INCOME BEFORE INCOME TAXES	896	936
INCOME TAXES	259	286
NET INCOME	637	650
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1	—
NET INCOME ATTRIBUTABLE TO NEE	$636	$650
Earnings per share attributable to NEE
Basic	$1.38	$1.47
Assuming dilution	$1.37	$1.45
Dividends per share of common stock	$0.87	$0.77
Weighted-average number of common shares outstanding:
Basic	460.5	442.3
Assuming dilution	462.9	448.8

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
NET INCOME	$637	$650
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $26 tax benefit)	—	(52)
Reclassification from accumulated other comprehensive loss to net income (net of $13 and $4 tax expense, respectively)	23	18
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $7 and $9 tax expense, respectively)	8	12
Reclassification from accumulated other comprehensive income to net income (net of $1 and $7 tax benefit, respectively)	(1)	(10)
Defined benefit pension and other benefits plans (net of $4 and $10 tax benefit, respectively)	(7)	(16)
Net unrealized gains on foreign currency translation (net of less than $1 and $8 tax expense, respectively)	20	14
Other comprehensive loss related to equity method investee (net of $2 and $1 tax benefit, respectively)	(3)	(2)
Total other comprehensive income (loss), net of tax	40	(36)
COMPREHENSIVE INCOME	677	614
LESS COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(13)	(3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$690	$617

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	March 31, 2016	December 31, 2015
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$73,648	$72,606
Nuclear fuel	2,153	2,067
Construction work in progress	6,519	5,657
Accumulated depreciation and amortization	(19,426)	(18,944)
Total property, plant and equipment - net ($11,458 and $7,966 related to VIEs, respectively)	62,894	61,386
CURRENT ASSETS
Cash and cash equivalents	628	571
Customer receivables, net of allowances of $9 and $13, respectively	1,574	1,784
Other receivables	693	481
Materials, supplies and fossil fuel inventory	1,287	1,259
Regulatory assets:
Deferred clause and franchise expenses	33	75
Derivatives	253	218
Other	203	210
Derivatives	815	712
Assets held for sale	1,092	1,009
Other	518	476
Total current assets	7,096	6,795
OTHER ASSETS
Special use funds	5,166	5,138
Other investments ($486 related to a VIE at March 31, 2016)	1,892	1,786
Prepaid benefit costs	1,179	1,155
Regulatory assets:
Purchased power agreement termination	704	726
Securitized storm-recovery costs ($118 and $128 related to a VIE, respectively)	191	208
Other	839	844
Derivatives	1,391	1,202
Other	3,285	3,239
Total other assets	14,647	14,298
TOTAL ASSETS	$84,637	$82,479
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 461 and 461, respectively)	$5	$5
Additional paid-in capital	8,645	8,596
Retained earnings	14,375	14,140
Accumulated other comprehensive loss	(113)	(167)
Total common shareholders' equity	22,912	22,574
Noncontrolling interests	718	538
Total equity	23,630	23,112
Long-term debt ($5,185 and $684 related to VIEs, respectively)	27,791	26,681
Total capitalization	51,421	49,793
CURRENT LIABILITIES
Commercial paper	1,560	374
Notes payable	912	412
Current maturities of long-term debt	2,145	2,220
Accounts payable	1,139	2,529
Customer deposits	472	473
Accrued interest and taxes	543	449
Derivatives	974	882
Accrued construction-related expenditures	930	921
Liabilities associated with assets held for sale	969	992
Other	943	855
Total current liabilities	10,587	10,107
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,509	2,469
Deferred income taxes	9,982	9,827
Regulatory liabilities:
Accrued asset removal costs	1,778	1,930
Asset retirement obligation regulatory expense difference	2,167	2,182
Other	515	494
Derivatives	699	530
Deferral related to differential membership interests - VIEs	3,059	3,142
Other	1,920	2,005
Total other liabilities and deferred credits	22,629	22,579
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$84,637	$82,479
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$637	$650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	537	547
Nuclear fuel and other amortization	114	90
Unrealized gains on marked to market derivative contracts - net	(48)	(99)
Foreign currency transaction loss	40	—
Deferred income taxes	214	262
Cost recovery clauses and franchise fees	124	66
Benefits associated with differential membership interests - net	(84)	(57)
Allowance for equity funds used during construction	(25)	(11)
Other - net	8	7
Changes in operating assets and liabilities:
Customer and other receivables	188	118
Materials, supplies and fossil fuel inventory	(27)	43
Other current assets	8	(23)
Other assets	(85)	(2)
Accounts payable and customer deposits	(40)	(157)
Margin cash collateral	(3)	(187)
Income taxes	38	12
Interest and other taxes	93	105
Other current liabilities	(145)	(152)
Other liabilities	1	(31)
Net cash provided by operating activities	1,545	1,181
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,133)	(721)
Independent power and other investments of NEER	(2,614)	(740)
Nuclear fuel purchases	(89)	(91)
Other capital expenditures and other investments	(43)	(14)
Proceeds from sale or maturity of securities in special use funds and other investments	823	771
Purchases of securities in special use funds and other investments	(838)	(828)
Proceeds from the sale of a noncontrolling interest in subsidiaries	292	—
Other - net	(79)	59
Net cash used in investing activities	(3,681)	(1,564)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,250	194
Retirements of long-term debt	(367)	(170)
Proceeds from notes payable	500	625
Net change in commercial paper	1,186	(22)
Issuances of common stock - net	17	16
Dividends on common stock	(401)	(341)
Other - net	8	(27)
Net cash provided by financing activities	2,193	275
Net increase (decrease) in cash and cash equivalents	57	(108)
Cash and cash equivalents at beginning of period	571	577
Cash and cash equivalents at end of period	$628	$469
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,252	$632
Decrease (increase) in property, plant and equipment as a result of a settlement	$(68)	$25

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2015	461	$5	$8,597	$(1)	$(167)	$14,140	$22,574	$538	$23,112
Net income	—	—	—	—	—	636	636	1
Issuances of common stock, net of issuance cost of less than $1	—	—	8	—	—	—	8	—
Exercise of stock options and other incentive plan activity	—	—	3	—	—	—	3	—
Dividends on common stock	—	—	—	—	—	(401)	(401)	—
Earned compensation under ESOP	—	—	10	1	—	—	11	—
Other comprehensive income(loss)	—	—	—	—	54	—	54	(14)
Sale of NEER assets to NEP	—	—	27	—	—	—	27	198
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(9)
Other changes in noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	4
Balances, March 31, 2016	461	$5	$8,645	$—	$(113)	$14,375	$22,912	$718	$23,630

	Common Stock		Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2014	443	$4	$7,193	$(14)	$(40)	$12,773	$19,916	$252	$20,168
Net income	—	—	—	—	—	650	650	—
Issuances of common stock, net of issuance cost of less than $1	—	—	13	1	—	—	14	—
Exercise of stock options and other incentive plan activity	1	—	2	—	—	—	2	—
Dividends on common stock	—	—	—	—	—	(341)	(341)	—
Earned compensation under ESOP	—	—	10	1	—	—	11	—
Other comprehensive loss	—	—	—	—	(33)	—	(33)	(3)
Sale of NEER assets to NEP	—	—	16	—	—	—	16	(11)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)
Other changes in noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(5)
Balances, March 31, 2015	444	$4	$7,234	$(12)	$(73)	$13,082	$20,235	$229	$20,464

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING REVENUES	$2,303	$2,541
OPERATING EXPENSES
Fuel, purchased power and interchange	700	1,005
Other operations and maintenance	390	353
Depreciation and amortization	219	242
Taxes other than income taxes and other	280	274
Total operating expenses	1,589	1,874
OPERATING INCOME	714	667
OTHER INCOME (DEDUCTIONS)
Interest expense	(112)	(115)
Allowance for equity funds used during construction	24	10
Other - net	1	1
Total other deductions - net	(87)	(104)
INCOME BEFORE INCOME TAXES	627	563
INCOME TAXES	234	204
NET INCOME(a)	$393	$359
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	March 31, 2016	December 31, 2015
ELECTRIC UTILITY PLANT
Plant in service and other property	$41,574	$41,227
Nuclear fuel	1,368	1,306
Construction work in progress	3,221	2,850
Accumulated depreciation and amortization	(12,027)	(11,862)
Total electric utility plant - net	34,136	33,521
CURRENT ASSETS
Cash and cash equivalents	31	23
Customer receivables, net of allowances of $1 and $3, respectively	697	849
Other receivables	176	123
Materials, supplies and fossil fuel inventory	844	826
Regulatory assets:
Deferred clause and franchise expenses	33	75
Derivatives	253	218
Other	201	209
Other	141	184
Total current assets	2,376	2,507
OTHER ASSETS
Special use funds	3,518	3,504
Prepaid benefit costs	1,258	1,243
Regulatory assets:
Purchased power agreement termination	704	726
Securitized storm-recovery costs ($118 and $128 related to a VIE, respectively)	191	208
Other	583	579
Other	346	235
Total other assets	6,600	6,495
TOTAL ASSETS	$43,112	$42,523
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	7,733	7,733
Retained earnings	5,940	6,447
Total common shareholder's equity	15,046	15,553
Long-term debt ($176 and $210 related to a VIE, respectively)	9,924	9,956
Total capitalization	24,970	25,509
CURRENT LIABILITIES
Commercial paper	550	56
Notes payable	600	100
Current maturities of long-term debt	66	64
Accounts payable	554	664
Customer deposits	468	469
Accrued interest and taxes	343	279
Derivatives	256	222
Accrued construction-related expenditures	226	240
Other	343	355
Total current liabilities	3,406	2,449
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,844	1,822
Deferred income taxes	8,047	7,730
Regulatory liabilities:
Accrued asset removal costs	1,768	1,921
Asset retirement obligation regulatory expense difference	2,167	2,182
Other	507	492
Other	403	418
Total other liabilities and deferred credits	14,736	14,565
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$43,112	$42,523

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$393	$359
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	219	242
Nuclear fuel and other amortization	58	54
Deferred income taxes	304	72
Cost recovery clauses and franchise fees	124	66
Allowance for equity funds used during construction	(24)	(10)
Other - net	6	20
Changes in operating assets and liabilities:
Customer and other receivables	136	39
Materials, supplies and fossil fuel inventory	(18)	7
Other current assets	14	(39)
Other assets	(14)	(17)
Accounts payable and customer deposits	(15)	(30)
Income taxes	(85)	157
Interest and other taxes	109	112
Other current liabilities	(86)	(67)
Other liabilities	(8)	(13)
Net cash provided by operating activities	1,113	952
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,133)	(721)
Nuclear fuel purchases	(62)	(44)
Proceeds from sale or maturity of securities in special use funds	530	589
Purchases of securities in special use funds	(544)	(606)
Other - net	20	24
Net cash used in investing activities	(1,189)	(758)
CASH FLOWS FROM FINANCING ACTIVITIES
Retirements of long-term debt	(33)	(31)
Proceeds from notes payable	500	—
Net change in commercial paper	494	(722)
Capital contribution from NEE	—	550
Dividends to NEE	(900)	—
Other - net	23	23
Net cash provided by (used in) financing activities	84	(180)
Net increase in cash and cash equivalents	8	14
Cash and cash equivalents at beginning of period	23	14
Cash and cash equivalents at end of period	$31	$28
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$363	$282

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2015 Form 10-K. In the opinion of NEE and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries. NEE also has a supplemental executive retirement plan, which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees, and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic (income) cost for the plans are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	(millions)
Service cost	$16	$18	$1	$1
Interest cost	26	24	3	3
Expected return on plan assets	(65)	(63)	—	—
Amortization of prior service benefit	—	—	(1)	—
Net periodic (income) cost at NEE	$(23)	$(21)	$3	$4
Net periodic (income) cost at FPL	$(15)	$(14)	$2	$3

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

In January 2016, NEE discontinued hedge accounting for its cash flow and fair value hedges related to interest rate and foreign currency derivative instruments and, therefore, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense in NEE's condensed consolidated statements of income. In addition, for three months ended March 31, 2016, NEE reclassified approximately $14 million ($9 million after tax) from AOCI to interest expense because it became probable that the related forecasted transaction being hedged would not occur. At March 31, 2016, NEE's AOCI included amounts related to the discontinued interest rate cash flow hedges with expiration dates through October 2036 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $36 million of net losses included in AOCI at March 31, 2016 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at March 31, 2016 and December 31, 2015, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 3 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	March 31, 2016
	Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$6,772	$5,281	$2,201	$1,114
Interest rate contracts	60	490	47	486
Foreign currency swaps	—	98	—	89
Total fair values	$6,832	$5,869	$2,248	$1,689

FPL:
Commodity contracts	$11	$261	$7	$257

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$815
Assets held for sale			42
Noncurrent derivative assets(b)			1,391
Current derivative liabilities(c)				$974
Liabilities associated with assets held for sale				16
Noncurrent derivative liabilities(d)				699
Total derivatives			$2,248	$1,689

Net fair value by FPL balance sheet line item:
Current other assets			$3
Noncurrent other assets			4
Current derivative liabilities				$256
Noncurrent other liabilities				1
Total derivatives			$7	$257
______________________

(a)	Reflects the netting of approximately $261 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $165 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $8 million in margin cash collateral paid to counterparties.

(d)	Reflects the netting of approximately $14 million in margin cash collateral paid to counterparties.

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

At March 31, 2016 and December 31, 2015, NEE had approximately $26 million and $27 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at March 31, 2016 and December 31, 2015, NEE had approximately $150 million and $116 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's cash flow hedges are recorded in NEE's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended
	March 31, 2015
	Interest Rate Contracts		Foreign Currency Swaps		Total
	(millions)
Losses recognized in OCI	$(70)		$(8)		$(78)
Losses reclassified from AOCI to net income	$(20)	(a)	$(2)	(b)	$(22)
————————————

(a)	Included in interest expense.

(b)	Losses of approximately $3 million are included in interest expense and the balances are included in other - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2016	2015
	(millions)
Commodity contracts:(a)
Operating revenues	$330	$237
Fuel, purchased power and interchange	2	2
Foreign currency swaps - interest expense	30	—
Interest rate contracts - interest expense	(179)	(13)
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(28)	—
Foreign currency swaps	(3)	—
Total	$152	$226
————————————

(a)
For the three months ended March 31, 2016 and 2015, FPL recorded losses of approximately $108 million and $86 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

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

	March 31, 2016				December 31, 2015
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(113)	MWh	—		(112)	MWh	—
Natural gas	1,611	MMBtu	915	MMBtu	1,321	MMBtu	833	MMBtu
Oil	(9)	barrels	—		(9)	barrels	—

At March 31, 2016 and December 31, 2015, NEE had interest rate contracts with notional amounts totaling approximately $8.2 billion and $8.3 billion, respectively, and foreign currency swaps with notional amounts totaling approximately $700 million and $715 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At March 31, 2016 and December 31, 2015, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $2.4 billion ($259 million for FPL) and $2.2 billion ($224 million for FPL), respectively.

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $350 million ($30 million at FPL) as of March 31, 2016 and $250 million ($20 million at FPL) as of December 31, 2015. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $2.5 billion ($0.5 billion at FPL) as of March 31, 2016 and $2.5 billion ($0.6 billion at FPL) as of December 31, 2015. Some contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures to be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered,

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

applicable NEE subsidiaries could be required to post additional collateral of up to approximately $385 million ($105 million at FPL) as of March 31, 2016 and $660 million ($120 million at FPL) as of December 31, 2015.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At March 31, 2016 and December 31, 2015, applicable NEE subsidiaries have posted approximately $182 million (none at FPL) and $123 million ($3 million at FPL), respectively in the form of letters of credit which could be applied toward the collateral requirements described above. FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2016
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash:(b)
NEE - equity securities	$315	$—		$—		$315
FPL - equity securities	$30	$—		$—		$30
Special use funds:(c)
NEE:
Equity securities	$1,280	$1,364	(d)	$—		$2,644
U.S. Government and municipal bonds	$386	$163		$—		$549
Corporate debt securities	$—	$793		$—		$793
Mortgage-backed securities	$—	$455		$—		$455
Other debt securities	$—	$72		$—		$72
FPL:
Equity securities	$320	$1,246	(d)	$—		$1,566
U.S. Government and municipal bonds	$295	$137		$—		$432
Corporate debt securities	$—	$600		$—		$600
Mortgage-backed securities	$—	$353		$—		$353
Other debt securities	$—	$59		$—		$59
Other investments:
NEE:
Equity securities	$29	$1		$—		$30
Debt securities	$8	$161		$—		$169
Derivatives:
NEE:
Commodity contracts	$2,604	$2,817		$1,351	$(4,571)	$2,201	(e)
Interest rate contracts	$—	$60		$—	$(13)	$47	(e)
FPL - commodity contracts	$—	$8		$3	$(4)	$7	(e)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$2,574	$2,132		$575	$(4,167)	$1,114	(e)
Interest rate contracts	$—	$363		$127	$(4)	$486	(e)
Foreign currency swaps	$—	$98		$—	$(9)	$89	(e)
FPL - commodity contracts	$—	$250		$11	$(4)	$257	(e)
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

(b)	Includes restricted cash of approximately $108 million ($30 million for FPL) in other current assets on the condensed consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at the Carrying Amount below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	See Note 2 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

(b)	Includes restricted cash of approximately $61 million ($36 million for FPL) in other current assets on the condensed consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at the Carrying Amount below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	See Note 2 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at March 31, 2016 are as follows:

Transaction Type	Fair Value at March 31, 2016		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$694	$248	Discounted cash flow	Forward price (per MWh)	$7	—	$101
Forward contracts - gas	24	29	Discounted cash flow	Forward price (per MMBtu)	$1	—	$5
Forward contracts - other commodity related	7	3	Discounted cash flow	Forward price (various)	$(42)	—	$43
Options - power	52	47	Option models	Implied correlations	(5)%	—	99%
				Implied volatilities	2%	—	185%
Options - primarily gas	152	205	Option models	Implied correlations	(5)%	—	99%
				Implied volatilities	1%	—	146%
Full requirements and unit contingent contracts	422	43	Discounted cash flow	Forward price (per MWh)	$(18)	—	$242
				Customer migration rate(a)	—%	—	20%
Total	$1,351	$575
——————————

(a)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
————————————
(a)  Assumes the contract is in a gain position.

In addition, the fair value measurement of interest rate swap liabilities related to the solar projects in Spain of approximately $127 million at March 31, 2016 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Spain that are party to the swap agreements.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31,
	2016		2015
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$538	$—	$622	$5
Realized and unrealized gains (losses):
Included in earnings(a)	254	—	30	—
Included in other comprehensive income (loss)	(6)	—	15	—
Included in regulatory assets and liabilities	(3)	(3)	(1)	(1)
Purchases	100	—	22	—
Settlements	(133)	(5)	(187)	(5)
Issuances	(74)	—	(20)	—
Transfers in(b)	3	—	(19)	—
Transfers out(b)	(30)	—	(11)	—
Fair value of net derivatives based on significant unobservable inputs at March 31	$649	$(8)	$451	$(1)
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$196	$—	$38	$—
————————————

(a)
For the three months ended March 31, 2016 and 2015, realized and unrealized gains of approximately $274 million and $47 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is primarily reflected in interest expense.

(b)
Transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three months ended March 31, 2016 and 2015, unrealized gains of approximately $216 million and $55 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

Contingent Consideration - NEE recorded a liability related to a contingent holdback as part of the 2015 acquisition of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas (Texas pipelines). See Note 9 - Contracts.

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of cash equivalents, commercial paper and notes payable approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value, are as follows:

	March 31, 2016				December 31, 2015
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$653		$653		$675		$675
Other investments - primarily notes receivable	$517		$770	(b)	$512		$722	(b)
Long-term debt, including current maturities	$29,931	(c)	$31,928	(d)	$28,897	(c)	$30,412	(d)
FPL:
Special use funds(a)	$508		$508		$528		$528
Long-term debt, including current maturities	$9,990		$11,509	(d)	$10,020		$11,028	(d)
————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

(b)
Primarily classified as held to maturity. Fair values are primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3). Notes receivable bear interest primarily at fixed rates and mature by 2029. Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement. The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit ratings and market-related information. As of March 31, 2016 and December 31, 2015, NEE had no notes receivable reported in non-accrual status.

(c)
Excludes debt totaling $936 million and $938 million, respectively, reflected in liabilities associated with assets held for sale on NEE's condensed consolidated balance sheet for which the carrying amount approximates fair value. See Note 8 - Assets and Liabilities Associated with Assets Held for Sale.

(d)
As of March 31, 2016 and December 31, 2015, for NEE, approximately $18,378 million and $18,031 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3). For FPL, primarily estimated using quoted market prices for the same or similar issues (Level 2).

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of FPL's storm fund assets of approximately $75 million and $74 million at March 31, 2016 and December 31, 2015, respectively, and NEE's nuclear decommissioning fund assets of $5,091 million and $5,064 million at March 31, 2016 and December 31, 2015 ($3,443 million and $3,430 million, respectively, for FPL). The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value. The amortized cost of debt and equity securities is approximately $1,864 million and $1,470 million, respectively, at March 31, 2016 and $1,823 million and $1,505 million, respectively, at December 31, 2015 ($1,446 million and $702 million, respectively, at March 31, 2016 and $1,409 million and $732 million, respectively, at December 31, 2015 for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts. For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in other - net in NEE's condensed consolidated statements of income. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at March 31, 2016 of approximately eight years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at March 31, 2016 of approximately three years. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	(millions)
Realized gains	$22	$98	$10	$68
Realized losses	$18	$69	$10	$61
Proceeds from sale or maturity of securities	$701	$729	$530	$589

The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(millions)
Equity securities	$1,183	$1,166	$874	$863
Debt securities	$41	$17	$31	$14

The unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(millions)
Unrealized losses(a)	$36	$51	$33	$45
Fair value	$428	$1,129	$370	$861
————————————

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at March 31, 2016 and December 31, 2015 were not material to NEE or FPL.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4.  Income Taxes

NEE's effective income tax rates for the three months ended March 31, 2016 and 2015 were approximately 29% and 31%, respectively. The rates for both periods reflect the benefit of PTCs of approximately $42 million and $38 million, respectively, related to NEER's wind projects, as well as ITCs and deferred income tax benefits associated with grants under the Recovery Act (convertible ITCs) totaling approximately $37 million and $18 million, respectively, related to solar and certain wind projects at NEER.

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

5.  Variable Interest Entities (VIEs)

In February 2015, the FASB issued an accounting standards update that modified the existing consolidation guidance. The standard makes changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are VIEs or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs. The standard was effective for NEE and FPL beginning January 1, 2016, and the modified retrospective approach was adopted. The adoption of the standard did not result in any changes to the previous consolidation conclusions; however, it did result in a limited number of entities being considered VIEs and the related disclosure was provided for the current period.

As of March 31, 2016, NEE has twenty-six VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $195 million and $230 million at March 31, 2016 and December 31, 2015, respectively, and consisted primarily of storm-recovery property, which are included in securitized storm-recovery costs on NEE's and FPL's condensed consolidated balance sheets. The liabilities of the VIE were approximately $241 million and $278 million at March 31, 2016 and December 31, 2015, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's condensed consolidated balance sheets.

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

NEER - NEE consolidates twenty-four NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, as well as construction, and has the obligation to absorb expected losses of these VIEs.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

A subsidiary of NEER is the primary beneficiary of, and therefore consolidates, NEP, which consolidates NEP OpCo because of NEP’s controlling interest in the general partner of NEP OpCo. NEP is a limited partnership formed to acquire, manage and own contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NEP OpCo. NEE owns a controlling non-economic general partner interest in NEP and a limited partner interest in NEP OpCo, and presents NEP's limited partner interest as a noncontrolling interest in NEE's consolidated financial statements. At March 31, 2016, NEE owns common units of NEP OpCo representing noncontrolling interest in NEP’s operating projects of approximately 70.8%. The assets and liabilities of NEP were approximately $6.7 billion and $4.9 billion, respectively, at March 31, 2016, and primarily consisted of property, plant and equipment and long-term debt.

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generation facilities with the capability of producing 110 MW. This VIE sells its electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. This VIE uses third-party debt and equity to finance its operations. The debt is secured by liens against the generation facilities and the other assets of these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of the VIE were approximately $92 million and $51 million, respectively, at March 31, 2016 and $84 million and $47 million, respectively, at December 31, 2015, and consisted primarily of property, plant and equipment and long-term debt.

Two indirect subsidiaries of NEER each contributed, to a NEP subsidiary, an approximately 50% ownership interest in three entities which own solar PV facilities that, upon completion of construction, are expected to have a total generating capacity of 277 MW, of which approximately 237 MW have been placed in service as of March 31, 2016. Each of the two indirect subsidiaries of NEER is considered a VIE since it has insufficient equity at risk, and is consolidated by NEER. The VIEs use third-party debt and equity to finance a portion of development and construction activities and require subordinated financing from NEER to complete the facility under construction. These VIEs will sell their electric output to third parties under power sales contracts with expiration dates in 2035 and 2036. The debt balances are secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NEER. The assets and liabilities of these VIEs were approximately $726 million and $710 million, respectively, at March 31, 2016, and $657 million and $626 million, respectively, at December 31, 2015, and consisted primarily of property, plant and equipment and long-term debt.

The other twenty NEER VIEs consolidate several entities which own and operate wind electric generation facilities with the capability of producing a total of 5,272 MW. These VIEs sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2018 through 2041 or in the spot market. The VIEs use third-party debt and/or equity to finance their operations. Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generation facilities, including certain tax attributes. The debt is secured by liens against the generation facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $7.6 billion and $4.2 billion, respectively, at March 31, 2016 and $7.6 billion and $5.0 billion, respectively, at December 31, 2015. At March 31, 2016 and December 31, 2015, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

NEECH - NEECH consolidates a special purpose entity that has insufficient equity at risk and is considered a VIE. The entity provided a loan in the form of a note receivable (see Note 3 - Fair Value of Financial Instruments Recorded at Other than Fair Value) to an unrelated third party, and also issued senior secured bonds which are collateralized by the note receivable. The assets and liabilities of the VIE were approximately $516 million and $501 million, respectively, at March 31, 2016, and consisted primarily of notes receivables and long-term debt.

Other - As of March 31, 2016 and December 31, 2015, several NEE subsidiaries have investments totaling approximately $2,272 million ($1,851 million at FPL) and $602 million ($476 million at FPL), respectively, in certain entities which invest mainly in mortgage-backed securities, and also at March 31, 2016, in common collective trusts. These investments are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. As of March 31, 2016, NEE subsidiaries, including FPL, are not the primary beneficiary and therefore do not consolidate any of these entities because they have no power over activities, do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method. These entities are limited partnerships or similar entity structures in which the limited partners or nonmanaging members do not have substantive rights, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $260 million at March 31, 2016, which are included in other investments on NEE’s condensed consolidated balance sheet. Subsidiaries of NEE have committed to invest an additional approximately $35 million in two of the entities.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6.  Common Shareholders' Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended March 31,
	2016	2015
	(millions, except per share amounts)
Numerator - net income attributable to NEE	$636	$650
Denominator:
Weighted-average number of common shares outstanding - basic	460.5	442.3
Equity units, performance share awards, stock options and restricted stock(a)	2.4	6.5
Weighted-average number of common shares outstanding - assuming dilution	462.9	448.8
Earnings per share attributable to NEE:
Basic	$1.38	$1.47
Assuming dilution	$1.37	$1.45
————————————

(a)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to stock options and performance share awards which were not included in the denominator above due to their antidilutive effect were approximately 0.2 million and 0.1 million for the three months ended March 31, 2016 and 2015, respectively.

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended March 31, 2016
Balances, December 31, 2015	$(170)		$174		$(62)	$(85)	$(24)	$(167)
Other comprehensive Income (loss) before reclassifications	—		8		(7)	20	(3)	18
Amounts reclassified from AOCI	23	(a)	(1)	(b)	—	—	—	22
Net other comprehensive income (loss)	23		7		(7)	20	(3)	40
Less other comprehensive loss attributable to noncontrolling interests	(1)		—		—	(13)	—	(14)
Balances, March 31, 2016	$(146)		$181		$(69)	$(52)	$(27)	$(113)
————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended March 31, 2015
Balances, December 31. 2014	$(156)		$218		$(20)	$(58)	$(24)	$(40)
Other comprehensive income (loss) before reclassifications	(52)		12		(16)	14	(2)	(44)
Amounts reclassified from AOCI	18	(a)	(10)	(b)	—	—	—	8
Net other comprehensive income (loss)	(34)		2		(16)	14	(2)	(36)
Less other comprehensive loss attributable to noncontrolling interests	(1)		—		—	(2)	—	(3)
Balances, March 31, 2015	$(189)		$220		$(36)	$(42)	$(26)	$(73)
————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

7.  Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEE during the three months ended March 31, 2016 were as follows:

Date Issued	Company	Debt Issuances/Borrowings	Interest Rate		Principal Amount	Maturity Date
					(millions)
January 2016	NEER subsidiary	Limited-recourse construction and term loan facility	Variable	(a)(b)	$98	2035
February 2016	NEP subsidiary	Senior secured revolving credit facility	Variable	(a)	$75	2019
February 2016	NEECH	Term loan	1.00%		$100	2021
March 2016	NEP subsidiary	Limited-recourse construction and term loan facility	Variable	(a)(b)	$41	2022
March 2016	NEECH	Debentures	2.30%		$500	2019
March 2016	NEER subsidiary	Senior secured limited-recourse term loan	Variable	(a)(b)	$76	2027
March 2016	NEER subsidiary	Senior secured limited-recourse term loan	Variable	(a)(b)	$89	2028
January - March 2016	NEER subsidiary	Cash grant bridge loan facilities	Variable	(a)	$155	2018
January - March 2016	NEER subsidiary	Limited-recourse construction and term loan facility	Variable	(a)(b)	$106	2035
————————————

(a)	Variable rate is based on an underlying index plus a margin.

(b)	Interest rate swap agreements have been entered into with respect to these issuances. See Note 2.

8.  Summary of Significant Accounting and Reporting Policies

NextEra Energy Partners, LP - In February and March 2016, NEP completed the sale of 11,155,000 common units representing limited partnership interests in NEP in a public offering for an aggregate purchase price of approximately $287 million, or $25.76 per common unit. This offering, together with issuances of additional common units under NEP's at-the-market equity issuance program during the three months ended March 31, 2016, resulted in a decrease of NEE’s interest in NEP's operating projects to approximately 70.8% at March 31, 2016.

Leases - In February 2016, the FASB issued an accounting standards update which requires, among other things, that lessees recognize a lease liability, initially measured at the present value of the future lease payments; and a right-of-use asset for all leases (with the exception of short-term leases). The standards update will be effective for NEE and FPL beginning January 1, 2019. Early adoption is permitted. Lessees and lessors must apply a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. NEE and FPL are currently evaluating the effect the adoption of this standards update will have on their consolidated financial statements.

Stock-Based Compensation - In March 2016, the FASB issued an accounting standards update related to the accounting for employee share-based payment awards including simplification in areas such as (i) income tax consequences; (ii) classification of awards as either equity or liabilities; and (iii) classification on the statement of cash flows. The standards update will be effective for NEE and FPL beginning January 1, 2017. Early adoption is permitted and each provision has specific adoption methods required

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

within the standards update. NEE and FPL are currently evaluating the effect the adoption of this standards update will have on their consolidated financial statements.

Assets and Liabilities Associated with Assets Held for Sale - On April 4, 2016, a subsidiary of NEER completed the sale of its ownership interest in merchant natural gas generation facilities located in Texas with a total generating capacity of 2,884 MW for net cash proceeds of approximately $456 million, after transaction costs and working capital adjustments. A NEER affiliate will continue to operate the facilities included in the sale for an initial period of up to one year. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $254 million ($107 million after tax) will be recorded in NEE's condensed consolidated statements of income during the three-months ended June 30, 2016. The carrying amounts of the major classes of assets and liabilities related to the facilities that were classified as held for sale on NEE's condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 primarily represent property, plant and equipment and the long-term debt associated with the facilities.

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

At March 31, 2016, estimated capital expenditures for the remainder of 2016 through 2020 for which applicable internal approvals (and also FPSC approvals for FPL, if required) have been received were as follows:

	Remainder of 2016	2017	2018	2019	2020	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$850	$60	$5	$5	$—	$920
Existing	500	955	685	535	550	3,225
Transmission and distribution	1,410	2,060	1,985	2,485	2,335	10,275
Nuclear fuel	105	125	190	170	210	800
General and other	110	265	240	185	185	985
Total	$2,975	$3,465	$3,105	$3,380	$3,280	$16,205
NEER:
Wind(d)	$1,810	$50	$35	$30	$30	$1,955
Solar(e)	735	10	—	—	—	745
Nuclear, including nuclear fuel	250	235	265	275	245	1,270
Natural gas pipelines(f)	1,220	775	465	35	20	2,515
Other	255	55	75	50	65	500
Total	$4,270	$1,125	$840	$390	$360	$6,985
Corporate and Other	$190	$165	$125	$155	$120	$755
————————————

(a)	Includes AFUDC of approximately $51 million, $14 million and $11 million for the remainder of 2016 through 2018, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)
Excludes capital expenditures of approximately $940 million for the natural gas-fired combined-cycle unit in Okeechobee County, Florida for the period from the end of 2016 (when approval by the Florida Power Plant Siting Board (Siting Board), comprised of the Florida governor and cabinet is expected) through 2019. Also excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive and maintain an NRC license for each unit.

(d)	Consists of capital expenditures for new wind projects and related transmission totaling approximately 1,565 MW.

(e)	Includes capital expenditures for new solar projects and related transmission totaling approximately 860 MW.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts. As of March 31, 2016, FPL is obligated under a take-or-pay purchased power contract to pay for 375 MW annually through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 444 MW from certain cogenerators and small power producers with expiration dates ranging from 2025 through 2034. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the facilities meeting certain contract conditions. FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas. In addition, FPL has entered into 25-year natural gas transportation agreements with each of Sabal Trail and Florida Southeast Connection, each of which will build, own and operate a pipeline that will be part of a natural gas pipeline system, for a quantity of 400,000 MMBtu/day beginning on May 1, 2017 and increasing to 600,000 MMBtu/day on May 1, 2020. These agreements contain firm commitments that are contingent upon the occurrence of certain events, including the completion of construction of the pipeline system to be built by Sabal Trail and Florida Southeast Connection. On April 1, 2016, a wholly owned NEER subsidiary purchased an additional 9.5% interest in Sabal Trail, resulting in a 42.5% total ownership interest. See Commitments above.

As of March 31, 2016, NEER has entered into contracts with expiration dates ranging from May 2016 through 2032 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel and has made commitments for the construction of the natural gas pipelines. Approximately $5.1 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from late April 2016 through 2018.

The required capacity and/or minimum payments under the contracts discussed above as of March 31, 2016 were estimated as follows:

	Remainder of 2016	2017	2018	2019	2020	Thereafter
	(millions)
FPL:
Capacity charges(a)	$135	$170	$155	$135	$110	$690
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$795	$930	$870	$860	$910	$12,970
Coal, including transportation	$70	$45	$5	$5	$—	$—
NEER	$3,515	$750	$610	$130	$75	$320
Corporate and Other(d)(e)	$80	$5	$5	$—	$5	$—
————————————

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $47 million and $119 million for the three months ended March 31, 2016 and 2015, respectively. Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $16 million and $44 million for the three months ended March 31, 2016 and 2015, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $200 million, $295 million, $290 million, $360 million and $7,885 million in 2017, 2018, 2019 , 2020 and thereafter, respectively, of firm commitments, subject to certain conditions as noted above, related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)	Includes an approximately $35 million commitment to invest primarily in clean power and technology businesses through 2021.

(e)	Excludes approximately $865 million in 2016 of joint obligations of NEECH and NEER which are included in the NEER amounts above.

In October 2015, a subsidiary of NEP completed the acquisition of the Texas pipelines. The purchase price is subject to (i) a $200 million holdback payable, in whole or in part, upon satisfaction of financial performance and capital expenditure thresholds relating to planned expansion projects (contingent holdback) and (ii) a $200 million holdback retained to satisfy any indemnification obligations of the sellers through April 2017. The carrying amount of such holdbacks totaled $187 million and $191 million, respectively, and are included in other current liabilities and other liabilities on NEE's condensed consolidated balance sheets at March 31, 2016. At December 31, 2015, the carrying amount of such holdbacks were included in other liabilities on NEE's condensed consolidated balance sheets.

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

Spain Solar Projects - In March 2013 and May 2013, events of default occurred under the project-level financing agreements for the solar thermal facilities in Spain (Spain solar projects) as a result of changes of law that occurred in December 2012 and February 2013. These changes of law negatively affected the projected economics of the projects and caused the project-level financing to be unsupportable by expected future project cash flows. Under the project-level financing, events of default (including those discussed below) provide for, among other things, a right by the lenders (which they have not exercised) to accelerate the payment of the project-level debt. Accordingly, in 2013, the project-level debt and the associated derivative liabilities related to interest rate swaps were classified as current maturities of long-term debt and current derivative liabilities, respectively, on NEE's condensed consolidated balance sheets, and totaled $585 million and $127 million, respectively, as of March 31, 2016. In July 2013, the Spanish government published a new law that created a new economic framework for the Spanish renewable energy sector. Additional regulatory pronouncements from the Spanish government needed to complete and implement the framework were finalized in June 2014. Based on NEE's assessment, the regulatory pronouncements do not indicate a further impairment of the Spain solar projects. Since the third quarter of 2014, events of default have occurred under the project-level financing agreements related to certain debt service coverage ratio covenants not being met. The project-level subsidiaries have requested the lenders to waive the events of default related to the debt service coverage ratio.

Impairments recorded due to the changes of law caused the project-level subsidiaries in Spain to have a negative net equity position on their balance sheets, which requires them under Spanish law to commence liquidation proceedings if the net equity position is not restored to specified levels. Prior to 2015, Spanish law had provided an exemption applicable to the project-level subsidiaries that enabled the exclusion of asset-related impairments in the equity calculation. Such exemption was not granted for 2015, and therefore the project-level subsidiaries commenced liquidation on April 23, 2015. The liquidators are reviewing the liquidation balance sheets and inventory schedules and will make recommendations to NextEra Energy España, S.L. (NEE España), the NEER subsidiary in Spain that is the direct shareholder of the project-level subsidiaries, to either restructure the project-level debt or file for insolvency. The liquidation event could cause the lenders to seek to accelerate the payment of the project-related debt and/or foreclose on the project assets, which they have not done to date. However, as part of a settlement agreement reached in December 2013 between NEECH, NEE España, the project-level subsidiaries and the lenders, the future recourse of the lenders under the project-level financing is effectively limited to the letters of credit described below and to the assets of the project-level subsidiaries. Under the settlement agreement, the lenders, among other things, irrevocably waived events of default related to changes of law that existed at the time of the settlement as described above, and NEECH affiliates provided for the project-level subsidiaries to post approximately €37 million (approximately $42 million as of March 31, 2016) in letters of credit to fund operating and debt service reserves under the project-level financing, of which €14 million (approximately $16 million) has been drawn as of March 31, 2016. NEE España, the project-level subsidiaries and the lenders have been in negotiations to seek to restructure the project-level financing; however, there can be no assurance that the project-level financing will be successfully restructured or that the lenders will not exercise remedies available to them under the project financing agreements for, among other things, current and future events of default, if any, or for the commencement of liquidation by the project-level subsidiaries.

Legal Proceedings - In 1995 and 1996, NEE, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000. On January 29, 1999, Adelphia repurchased

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

all of these shares for $149,213,130 in cash. In June 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against NEE and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York. The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital. The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of the cash paid for the repurchased shares, plus interest from January 29, 1999. NEE filed an answer to the complaint. NEE believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from NEE, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the stock repurchase, or (iii) the stock repurchase left Adelphia with unreasonably small capital. The trial was completed in May 2012 and closing arguments were heard in July 2012. In May 2014, the U.S. Bankruptcy Court, Southern District of New York, issued its decision after trial, finding, among other things, that Adelphia was not insolvent, or rendered insolvent, at the time of the stock repurchase. The bankruptcy court further ruled that Adelphia was not left with inadequate capital or equitably insolvent at the time of the stock repurchase. The decision after trial represented proposed findings of fact and conclusions of law which were subject to de novo review by the U.S. District Court for the Southern District of New York. In March 2015, the U.S. District Court issued a final order which effectively affirmed the findings of the U.S. Bankruptcy Court in NEE's favor. In April 2015, Adelphia filed an appeal of the final order to the U.S. Court of Appeals for the Second Circuit and oral argument is scheduled for June 2016.

NEE and FPL are vigorously defending, and believe that they or their affiliates have meritorious defenses to, the lawsuit described above. In addition to the legal proceeding discussed above, NEE and its subsidiaries, including FPL, are involved in other legal and regulatory proceedings, actions and claims in the ordinary course of their businesses. Entities in which subsidiaries of NEE, including FPL, have a partial ownership interest are also involved in legal and regulatory proceedings, actions and claims, the liabilities from which, if any, would be shared by such subsidiary. In the event that NEE and FPL, or their affiliates, do not prevail in the lawsuit described above or these other legal and regulatory proceedings, actions and claims, there may be a material adverse effect on their financial statements. While management is unable to predict with certainty the outcome of the lawsuit described above or these other legal and regulatory proceedings, actions and claims, based on current knowledge it is not expected that their ultimate resolution, individually or collectively, will have a material adverse effect on the financial statements of NEE or FPL.

10.  Segment Information

NEE's reportable segments are FPL, a rate-regulated electric utility, and NEER, a competitive energy business. NEER's segment information includes an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs. Corporate and Other represents other business activities and includes eliminating entries. NEE's segment information is as follows:

	Three Months Ended March 31,
	2016					2015
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)(b)		Corporate and Other(b)	NEE Consoli- dated
					(millions)
Operating revenues	$2,303	$1,441		$91	$3,835	$2,541	$1,462		$101	$4,104
Operating expenses	$1,589	$946		$66	$2,601	$1,874	$1,029		$72	$2,975
Net income attributable to NEE	$393	$224	(c)	$19	$636	$359	$280	(c)	$11	$650
————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt. For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt. Residual NEECH corporate interest expense is included in Corporate and Other.

(b)	Amounts were adjusted to reflect the fourth quarter 2015 segment change related to natural gas pipeline projects.

(c)	See Note 4 for a discussion of NEER's tax benefits related to PTCs.

	March 31, 2016				December 31, 2015
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$43,112	$39,129	$2,396	$84,637	$42,523	$37,647	$2,309	$82,479

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL. NEECH’s debentures and junior subordinated debentures including those that were registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended March 31,
	2016				2015
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,535	$2,300	$3,835	$—	$1,567	$2,537	$4,104
Operating expenses	(4)	(1,005)	(1,592)	(2,601)	(4)	(1,095)	(1,876)	(2,975)
Interest expense	—	(397)	(112)	(509)	(1)	(205)	(115)	(321)
Equity in earnings of subsidiaries	638	—	(638)	—	645	—	(645)	—
Other income - net	—	147	24	171	—	117	11	128
Income (loss) before income taxes	634	280	(18)	896	640	384	(88)	936
Income tax expense (benefit)	(2)	30	231	259	(10)	93	203	286
Net income (loss)	636	250	(249)	637	650	291	(291)	650
Less net income attributable to noncontrolling interests	—	1	—	1	—	—	—	—
Net income (loss) attributable to NEE	$636	$249	$(249)	$636	$650	$291	$(291)	$650
————————————
(a)  Represents primarily FPL and consolidating adjustments.

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31,
	2016				2015
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$690	$310	$(310)	$690	$617	$274	$(274)	$617
————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2016				December 31, 2015
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$27	$36,130	$46,163	$82,320	$27	$34,921	$45,382	$80,330
Accumulated depreciation and amortization	(16)	(7,383)	(12,027)	(19,426)	(16)	(7,067)	(11,861)	(18,944)
Total property, plant and equipment - net	11	28,747	34,136	62,894	11	27,854	33,521	61,386
CURRENT ASSETS
Cash and cash equivalents	2	593	33	628	—	546	25	571
Receivables	64	1,575	628	2,267	90	1,510	665	2,265
Other	4	2,731	1,466	4,201	4	2,443	1,512	3,959
Total current assets	70	4,899	2,127	7,096	94	4,499	2,202	6,795
OTHER ASSETS
Investment in subsidiaries	22,691	—	(22,691)	—	22,544	—	(22,544)	—
Other	908	8,033	5,706	14,647	823	7,790	5,685	14,298
Total other assets	23,599	8,033	(16,985)	14,647	23,367	7,790	(16,859)	14,298
TOTAL ASSETS	$23,680	$41,679	$19,278	$84,637	$23,472	$40,143	$18,864	$82,479
CAPITALIZATION
Common shareholders' equity	$22,912	$7,639	$(7,639)	$22,912	$22,574	$6,990	$(6,990)	$22,574
Noncontrolling interests	—	718	—	718	—	538	—	538
Long-term debt	—	17,867	9,924	27,791	—	16,725	9,956	26,681
Total capitalization	22,912	26,224	2,285	51,421	22,574	24,253	2,966	49,793
CURRENT LIABILITIES
Debt due within one year	—	3,401	1,216	4,617	—	2,786	220	3,006
Accounts payable	—	651	488	1,139	4	1,919	606	2,529
Other	196	3,188	1,447	4,831	252	3,003	1,317	4,572
Total current liabilities	196	7,240	3,151	10,587	256	7,708	2,143	10,107
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	665	1,844	2,509	—	647	1,822	2,469
Deferred income taxes	91	2,385	7,506	9,982	157	2,396	7,274	9,827
Other	481	5,165	4,492	10,138	485	5,139	4,659	10,283
Total other liabilities and deferred credits	572	8,215	13,842	22,629	642	8,182	13,755	22,579
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$23,680	$41,679	$19,278	$84,637	$23,472	$40,143	$18,864	$82,479
————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31,
	2016				2015
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$728	$613	$204	$1,545	$907	$225	$49	$1,181
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(2,683)	(1,196)	(3,879)	—	(801)	(765)	(1,566)
Capital contributions from NEE	(321)	—	321	—	(551)	—	551	—
Proceeds from the sale of a noncontrolling interest in subsidiaries	—	292	—	292	—	—	—	—
Other - net	—	(98)	4	(94)	—	2	—	2
Net cash used in investing activities	(321)	(2,489)	(871)	(3,681)	(551)	(799)	(214)	(1,564)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	1,250	—	1,250	—	194	—	194
Retirements of long-term debt	—	(333)	(34)	(367)	—	(139)	(31)	(170)
Proceeds from notes payable	—	—	500	500	—	625	—	625
Net change in commercial paper	—	692	494	1,186	—	700	(722)	(22)
Issuances of common stock	17	—	—	17	16	—	—	16
Dividends on common stock	(401)	—	—	(401)	(341)	—	—	(341)
Contributions from (dividends to) NEE	—	312	(312)	—	—	(902)	902	—
Other - net	(21)	2	27	8	(31)	(25)	29	(27)
Net cash provided by (used in) financing activities	(405)	1,923	675	2,193	(356)	453	178	275
Net increase (decrease) in cash and cash equivalents	2	47	8	57	—	(121)	13	(108)
Cash and cash equivalents at beginning of period	—	546	25	571	—	562	15	577
Cash and cash equivalents at end of period	$2	$593	$33	$628	$—	$441	$28	$469
————————————

(a)	Represents primarily FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves approximately 4.8 million customer accounts in Florida and is one of the largest rate-regulated electric utilities in the U.S., and NEER, which together with affiliated entities is the largest generator in North America of renewable energy from the wind and sun based on MWh produced. The table below presents net income attributable to NEE and earnings per share, assuming dilution, attributable to NEE by reportable segment, FPL and NEER, and by Corporate and Other, which is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as other income and expense items, including interest expense, income taxes and eliminating entries (see Note 10 for additional segment information). The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2015 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

	Net Income Attributable to NEE		Earnings Per Share, assuming dilution
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	(millions)
FPL	$393	$359	$0.85	$0.80
NEER(a)(b)	224	280	0.48	0.62
Corporate and Other(b)	19	11	0.04	0.03
NEE	$636	$650	$1.37	$1.45
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

(b)	NEER's and Corporate and Other's results for 2015 were retrospectively adjusted to reflect the fourth quarter segment change related to natural gas pipeline projects.

Adjusted Earnings

NEE prepares its financial statements under GAAP. However, management uses earnings excluding certain items (adjusted earnings), a non-GAAP financial measure, internally for financial planning, for analysis of performance, for reporting of results to the Board of Directors and as an input in determining performance-based compensation under NEE’s employee incentive compensation plans. NEE also uses adjusted earnings when communicating its financial results and earnings outlook to analysts and investors. NEE’s management believes adjusted earnings provides a more meaningful representation of NEE's fundamental earnings power. Although the excluded amounts are properly included in the determination of net income under GAAP, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing. Adjusted earnings do not represent a substitute for net income, as prepared under GAAP.

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

NEE, through NEER and Corporate and Other, segregate into two categories unrealized mark-to-market gains and losses on derivative transactions. The first category, referred to as non-qualifying hedges, represents certain energy derivative, interest rate derivative and foreign currency transactions entered into as economic hedges, which do not meet the requirements for hedge accounting, or for which hedge accounting treatment is not elected or has been discontinued. Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility because the economic offset to the positions are generally not marked to market. As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions. For example, a gain (loss) in the non-qualifying hedge category for certain energy derivatives is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP. For this reason, NEE's management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance. The second category, referred to as trading activities, which is included in adjusted earnings, represents the net unrealized effect of actively traded positions entered into to take advantage of expected market price movements and all other commodity hedging activities. In January 2016, NEE discontinued hedge accounting for all of its remaining interest rate and foreign currency derivative instruments, which could result in increased volatility in the non-qualifying hedge category. At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause. See Note 2.

In order to make period to period comparisons more meaningful, adjusted earnings also exclude the costs incurred associated with the proposed merger pursuant to which, if consummated, Hawaiian Electric Company, Inc. will become a wholly owned subsidiary of NEE, the after-tax operating results associated with the Spain solar projects, and the resolution of contingencies related to a previous asset sale which was recorded as gains on disposal of assets - net in NEE's condensed consolidated statements of income.

The following table provides details of the adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended March 31,
	2016	2015
	(millions)
Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity(a)	$(74)	$27
Income (loss) from OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals	$(4)	$1
After-tax operating results of NEER's Spain solar projects	$(3)	$(5)
After-tax merger-related expenses - Corporate and Other	$(3)	$(4)
Resolution of contingencies related to a previous asset sale - NEER	$5	$—
____________________

(a)
For the three months ended March 31, 2016 and 2015, approximately $80 million of losses and $22 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

On April 4, 2016, a subsidiary of NEER completed the sale of its ownership interest in merchant natural gas generation facilities located in Texas. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $254 million ($107 million after tax) will be recorded in NEE's condensed consolidated statements of income, and excluded from adjusted earnings, during the three-months ended June 30, 2016. See Note 8 - Assets and Liabilities Associated with Assets Held for Sale.

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended March 31, 2016 was lower than the prior period by $14 million, reflecting lower results at NEER, partly offset by higher results at FPL and Corporate and Other.

FPL's increase in net income for the three months ended March 31, 2016 was primarily driven by continued investments in plant in service and other property while earning an 11.50% regulatory ROE on its retail rate base and higher AFUDC - equity.

NEER's results decreased for the three months ended March 31, 2016 reflecting net unrealized losses from non-qualifying hedge activity compared to gains on such hedges in the prior year period, higher interest and general and administrative expenses and lower customer supply and proprietary power and gas trading results. These decreases were partly offset by contributions from new investments and higher earnings on existing assets. The net unrealized losses from non-qualifying hedge activity includes approximately $83 million of after-tax losses related to interest rate derivative instruments for which hedge accounting was discontinued in January 2016.

Corporate and Other's results increased for the three months ended March 31, 2016 primarily due to lower interest expense.

NEE's effective income tax rates for the three months ended March 31, 2016 and 2015 were approximately 29% and 31%, respectively. The rates for both periods reflect the benefit of PTCs for NEER's wind projects, as well as ITCs and deferred income tax benefits associated with convertible ITCs for solar and certain wind projects at NEER. PTCs, ITCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off. PTCs for the three months ended March 31, 2016 and 2015 were approximately $42 million and $38 million, respectively. ITCs and deferred income tax benefits associated with convertible ITCs for the three months ended March 31, 2016 and 2015 were approximately $37 million and $18 million, respectively. See Note 4.

FPL:  Results of Operations

FPL’s net income for the three months ended March 31, 2016 and 2015 was $393 million and $359 million, respectively, representing an increase of $34 million.

The use of reserve amortization is permitted by a January 2013 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2012 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and costs not allowed to be recovered from retail customers by the FPSC. During the three months ended March 31, 2016 and 2015, FPL recorded reserve amortization of approximately $176 million and $99 million, respectively.

The $34 million increase in FPL's net income for the three months ended March 31, 2016 was primarily driven by:

•
higher earnings from investments in plant in service and other property of approximately $17 million. Such investments grew FPL's average retail rate base for the three months ended March 31, 2016 by approximately $1.4 billion when compared to the same period last year, reflecting, among other things, ongoing transmission and distribution additions,

•	higher AFUDC - equity of $14 million, and

•	higher cost recovery clause earnings of $7 million.

FPL's operating revenues consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(millions)
Retail base	$1,190	$1,183
Fuel cost recovery	742	881
Net deferral of retail fuel revenues	(81)	—
Other cost recovery clauses and pass-through costs, net of any deferrals	342	364
Other, primarily wholesale and transmission sales, customer-related fees and pole attachment rentals	110	113
Total	$2,303	$2,541

Retail Base

Approximately $8 million of retail base revenues recorded during the three months ended March 31, 2016 relate to unbilled revenues which reflect the retail base rate increase associated with the modernization of the Port Everglades power plant that was placed in service on April 1, 2016; the annualized effect of such retail base rate increase is approximately $216 million.

Retail Customer Usage and Growth
In the three months ended March 31, 2016, FPL experienced a 0.9% decrease in average usage per retail customer and a 1.3% increase in the average number of customer accounts which collectively, together with other factors, resulted in a decrease in revenues of approximately $1 million. Mild weather contributed to the decreased revenues, offset by an extra day of sales as 2016 is a leap year.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to solar and environmental projects, natural gas reserves, the unamortized balance of the regulatory asset associated with FPL's acquisition of Cedar Bay in September 2015 and nuclear capacity. The decrease in fuel cost recovery revenues for the three months ended March 31, 2016 is primarily due to a decrease of approximately $130 million related to a lower average fuel factor and a decrease related to lower revenues from interchange power sales of approximately $32 million, partly offset by increased revenues of $20 million related to higher retail energy sales. Net deferral of retail fuel revenues totaled approximately $81 million during the three months ended March 31, 2016 due to the overrecovery of costs through rates largely related to lower natural gas costs than previously estimated.

Declines in revenues from other cost recovery clauses and pass-through costs were largely due to reductions in purchased power and capacity expenses associated with the capacity clause, partly offset by higher expenses associated with the environmental cost recovery clause. Cost recovery clauses contributed approximately $26 million and $18 million to FPL’s net income for the three months ended March 31, 2016 and 2015, respectively.

Other Items Impacting FPL's Condensed Consolidated Statements of Income

Fuel, Purchased Power and Interchange Expense
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended March 31,
	2016	2015
	(millions)
Fuel and energy charges during the period	$611	$776
Net recognition of deferred retail fuel costs	37	105
Other, primarily capacity charges, net of any capacity deferral	52	124
Total	$700	$1,005

The decrease in fuel and energy charges for the three months ended March 31, 2016 reflects approximately $155 million of lower fuel and energy prices and $10 million related to lower energy sales. In addition, FPL recognized $37 million of deferred retail fuel costs during the three months ended March 31, 2016, compared to recognition of $105 million of deferred retail fuel costs in the three months ended March 31, 2015. The decrease in other is primarily due to lower capacity fees in part related to the termination of the Cedar Bay long-term purchased power agreement after FPL assumed ownership of Cedar Bay in September 2015.

O&M Expenses
FPL's O&M expenses increased $37 million for the three months ended March 31, 2016 reflecting higher cost recovery clause costs of approximately $13 million, which, as discussed above, do not have a significant impact on net income. Also, FPL’s O&M expenses for the three months ended March 31, 2016 reflect higher employee-related costs and weather-related restoration costs, as well as higher scheduled maintenance costs primarily due to timing.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Three Months Ended March 31,
	2016	2015
	(millions)
Reserve amortization recorded under the 2012 rate agreement	$(176)	$(99)
Other depreciation and amortization recovered under base rates	327	308
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	68	33
Total	$219	$242

The reserve amortization reflects adjustments to the depreciation and fossil dismantlement reserve provided under the 2012 rate agreement in order to achieve the targeted regulatory ROE. At March 31, 2016, approximately $87 million of the reserve remains available for future amortization over the term of the 2012 rate agreement. Reserve amortization is recorded as a reduction to regulatory liabilities - accrued asset removal costs on the condensed consolidated balance sheets. The increase in other depreciation and amortization expense recovered under base rates for the three months ended March 31, 2016 is due to higher plant in service and other property balances. The increase in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization for the three months ended March 31, 2016 primarily relates to the amortization of a regulatory asset associated with the 2015 acquisition of Cedar Bay.

AFUDC - Equity
The increase in AFUDC - equity for the three months ended March 31, 2016 is primarily due to additional AFUDC - equity recorded on construction expenditures associated with the peaker upgrade project, the Port Everglades modernization project and investments in new compressor parts technology at select combined-cycle units.

FPL Rate Case

On March 15, 2016, FPL filed a petition with the FPSC requesting, among other things, an increase to base annual revenue requirements of (i) $866 million effective January 2017, (ii) $262 million effective January 2018, and (iii) $209 million effective when FPL's proposed natural gas-fired combined-cycle unit in Okeechobee County, Florida becomes operational, which is expected to occur in mid-2019 assuming it is approved by the Siting Board. Under the proposed rate plan, FPL commits that if its requested adjustments to base annual revenue requirements are approved, it will not request a general increase in base rates that would be effective before January 1, 2021. FPL’s requested increases are based on a regulatory ROE of 11.50%, which includes a 50 basis point performance adder. Hearings on the base rate proceeding are scheduled during the third quarter of 2016 and a final decision is scheduled in the fourth quarter of 2016. The rate agreement currently in effect for FPL will expire at the end of December 2016, which coincides with FPL’s request for new rates to be effective at the beginning of January 2017.

Capital Initiatives

During the three months ended March 31, 2016, FPL began construction on three solar PV projects that are each expected to provide approximately 74 MW. In April 2016, FPL placed in service the modernized natural gas-fired combined-cycle unit at its Port Everglades power plant with approximately 1,237 MW of capacity.

NEER: Results of Operations

NEER’s net income less net income attributable to noncontrolling interests for the three months ended March 31, 2016 and 2015 was $224 million and $280 million, respectively, representing a decrease of $56 million. The primary drivers, on an after-tax basis, of the change are in the following table.

Increase (Decrease) From Prior Year Period
Three Months Ended March 31, 2016
(millions)
New investments(a)	$67
Existing assets(a)	16
Gas infrastructure(b)	2
Customer supply and proprietary power and gas trading(b)	(16)
Interest and other general and administrative expenses(c)	(23)
Other	(2)
Change in unrealized mark-to-market non-qualifying hedge activity(d)	(102)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	(5)
Operating results of the Spain solar projects(d)	2
Resolution of contingencies related to a previous asset sale(d)	5
Decrease in net income less net income attributable to noncontrolling interests	$(56)
______________________

(a)
Includes PTCs, ITCs and deferred income tax and other benefits associated with convertible ITCs for wind and solar projects, as applicable, but excludes allocation of interest expense and corporate general and administrative expenses. Results from projects are included in new investments during the first twelve months of operation or ownership. An electric energy project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	Excludes allocation of interest expense and corporate general and administrative expenses.

(c)	Includes differential membership interest costs.

(d)	See Overview - Adjusted Earnings for additional information.

New Investments

Results from new investments for the three months ended March 31, 2016 increased due to:

•
higher earnings of approximately $49 million, including the deferred income tax and other benefits associated with ITCs and convertible ITCs, related to the addition of approximately 1,355 MW of wind generation and 483 MW of solar generation during or after the three months ended March 31, 2015, and

•	higher earnings of approximately $18 million related to the acquisition of the Texas pipelines and additional investments in other natural gas pipeline projects.

Existing Assets

Results from NEER's existing asset portfolio for the three months ended March 31, 2016 increased primarily due to:

•	higher results from wind assets of approximately $18 million primarily related to stronger wind resource,

•
higher results from merchant natural gas and oil assets of $12 million primarily due to the absence of depreciation on the Texas natural gas generation assets held for sale (see Overview - Adjusted Earnings), partly offset by,

•
lower results from nuclear assets of $16 million primarily due to lower gains on sales of securities held in NEER's nuclear decommissioning funds and outages at two nuclear plants, offset in part by favorable pricing.

Gas Infrastructure

The increase in gas infrastructure results for the three months ended March 31, 2016 is primarily due to higher gains from exiting the hedged positions on a number of future gas production opportunities; such gains were previously reflected in unrealized mark-to-market non-qualifying hedge activity. NEER continues to monitor its oil and gas producing properties for potential impairments due to low prices for oil and natural gas commodity products.

Customer Supply and Proprietary Power and Gas Trading

Results from customer supply and proprietary power and gas trading decreased for the three months ended March 31, 2016 primarily due to lower margins and less favorable market conditions.

Interest and Other General and Administrative Expenses

For the three months ended March 31, 2016, interest and other general and administrative expenses reflect higher borrowing and other costs to support the growth of the business.

Other Factors

Supplemental to the primary drivers of the changes in NEER's net income less net income attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended March 31, 2016 decreased $21 million primarily due to:

•
lower revenues from existing assets of approximately $74 million primarily reflecting unfavorable market conditions at NEER's natural gas generation facilities and weather-related decrease in dispatch in the New England Power Pool (NEPOOL) region, offset in part by higher revenues from wind assets due to stronger wind resource, and

•	lower revenues from the customer supply and proprietary power and gas trading business and the gas infrastructure business of $38 million, partly offset by,

•	higher revenues from new investments of $78 million, and

•	higher unrealized mark-to-market gains from non-qualifying commodity hedges ($78 million for the three months ended March 31, 2016 compared to $61 million for the comparable period in 2015).

Operating Expenses
Operating expenses for the three months ended March 31, 2016 decreased $83 million primarily due to:

•	lower fuel expense of approximately $126 million primarily due to a weather-related decrease in dispatch in the NEPOOL region and lower gas prices, and

•	lower depreciation expense reflecting the absence of approximately $13 million of depreciation on the Texas natural gas generation assets held for sale, partly offset by,

•	higher operating expenses associated with new investments of approximately $42 million, and

•	higher O&M expenses reflecting higher costs associated with growth in the NEER business.

Interest Expense
NEER’s interest expense for the three months ended March 31, 2016 increased approximately $197 million reflecting $197 million of unfavorable changes in the fair value of interest rate derivative instruments compared to $13 million of unfavorable changes in 2015. This increase primarily reflects the discontinuance of hedge accounting in January 2016 discussed above. Additionally, interest expense increased due to higher average debt balances and higher interest rates.

Benefits Associated with Differential Membership Interests - net
Benefits associated with differential membership interests - net for both periods presented reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind projects, net of associated costs. The increase for the three months ended March 31, 2016 primarily relates to increased results of the underlying wind projects.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased for the three months ended March 31, 2016 primarily due to increased earnings from NEER's investments in natural gas pipeline projects as construction continues and NEER's investment in a wind project that was placed in service in the fourth quarter of 2015.

Gains on Disposal of Assets - net
The decrease in gains on disposal of assets - net for the three months ended March 31, 2016 primarily reflects lower gains on sales of securities held in NEER's nuclear decommissioning funds.

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

Capital Initiatives

During the three months ended March 31, 2016, NEER placed into service approximately 200 MW of new solar generation. Additionally, on April 1, 2016, NEER increased its ownership interest in the Sabal Trail natural gas pipeline project (see Note 9 - Contracts). NEER expects to add new contracted wind generation of approximately 1,500 MW and new contracted solar generation of approximately 1,000 MW in 2016, including the 200 MW of solar discussed above, which will bring NEER's 2015-2016 renewables development program to approximately 4,000 MW.

Sale of Assets to NEP

In March 2016, indirect subsidiaries of NEER sold two wind generation facilities with a combined generating capacity of approximately 299 MW located in Oklahoma to indirect subsidiaries of NEP.

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

	Three Months Ended March 31,
	2016	2015
	(millions)
Interest expense, net of allocations to NEER	$(18)	$(21)
Interest income	8	8
Federal and state income tax benefits	6	5
Merger-related expenses	(3)	(4)
Other - net	26	23
Net income	$19	$11

Interest expense, net of allocations to NEER, for the three months ended March 31, 2016 reflects a higher allocation of interest costs to NEER reflecting growth in NEER's business, as well as after-tax unrealized gains on interest rate and foreign currency derivative instruments, as hedge accounting was discontinued in January 2016, and a foreign currency transaction loss, see Note 2. The federal and state income tax benefits for both periods presented reflect consolidating income tax adjustments. Other includes all other corporate income and expenses, as well as other business activities.

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

Cash Flows

Sources and uses of NEE's and FPL's cash for the three months ended March 31, 2016 and 2015 were as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
	(millions)
Sources of cash:
Cash flows from operating activities	$1,545	$1,181	$1,113	$952
Long-term borrowings	1,250	194	—	—
Capital contribution from NEE	—	—	—	550
Issuances of common stock - net	17	16	—	—
Net increase in short-term debt	1,686	603	994	—
Proceeds from the sale of a noncontrolling interest in subsidiaries	292	—	—	—
Other sources - net	8	59	43	47
Total sources of cash	4,798	2,053	2,150	1,549
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(3,879)	(1,566)	(1,195)	(765)
Retirements of long-term debt	(367)	(170)	(33)	(31)
Net decrease in short-term debt	—	—	—	(722)
Dividends	(401)	(341)	(900)	—
Other uses - net	(94)	(84)	(14)	(17)
Total uses of cash	(4,741)	(2,161)	(2,142)	(1,535)
Net increase (decrease) in cash and cash equivalents	$57	$(108)	$8	$14

On April 4, 2016, a subsidiary of NEER completed the sale of its ownership interest in merchant natural gas generation facilities located in Texas, see Overview - Adjusted Earnings.
NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. The following table provides a summary of the major capital investments for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	(millions)
FPL:
Generation:
New	$284	$98
Existing	126	128
Transmission and distribution	467	325
Nuclear fuel	62	44
General and other	168	63
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	88	107
Total	1,195	765
NEER:
Wind	1,543	317
Solar	765	150
Nuclear, including nuclear fuel	64	76
Natural gas pipelines	131	91
Other	138	153
Total	2,641	787
Corporate and Other	43	14
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$3,879	$1,566

Liquidity

At March 31, 2016, NEE's total net available liquidity was approximately $6.0 billion, of which FPL's portion was approximately $2.1 billion. The table below provides the components of FPL's and NEECH's net available liquidity at March 31, 2016:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,000	$4,850	$7,850	2016 - 2021	2016 - 2021
Issued letters of credit	(3)	(477)	(480)
	2,997	4,373	7,370

Revolving credit facilities	200	810	1,010	2017 - 2018	2016 - 2020
Borrowings	—	(775)	(775)
	200	35	235

Letter of credit facilities(b)	—	650	650		2017
Issued letters of credit	—	(448)	(448)
	—	202	202

Subtotal	3,197	4,610	7,807

Cash and cash equivalents	31	593	624
Outstanding commercial paper and notes payable	(1,150)	(1,322)	(2,472)
Net available liquidity	$2,078	$3,881	$5,959
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

Additionally, at March 31, 2016, certain subsidiaries of NEER and NEP had credit or loan facilities with available liquidity as set forth in the table below. In order for the applicable borrower to borrow or to have letters of credit issued under the terms of the agreements for some of the NEER facilities listed below, among other things, NEE is required to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. These NEER agreements also generally contain covenants and default and related acceleration provisions relating to, among other things, failure of NEE to maintain a ratio of funded debt to total capitalization at or below the specified ratio. Some of the payment obligations of the borrowers under the NEER agreements listed below ultimately are guaranteed by NEE.

	Amount	Amount Remaining Available at March 31, 2016	Rate	Maturity Date	Related Project Use
	(millions)
NEER:
Canadian revolving credit facilities(a)	C$200	$35	Variable	Various	Canadian renewable generating assets
Cash grant bridge loan facilities	$250	$95	Variable	2018	Construction and development of a 250 MW solar PV project in Nevada
NEP:
Senior secured revolving credit facility(b)	$250	$175	Variable	2019	Working capital, expansion projects, acquisitions and general business purposes
Senior secured limited-recourse revolving loan facility(c)	$150	$150	Variable	2020	General business purposes
————————————

(a)
Available for general corporate purposes; the current intent is to use these facilities for the purchase, development, construction and/or operation of Canadian renewable generating assets. Consist of two credit facilities with expiration dates ranging from late April 2016 to May 2016.

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

(c)
A certain NEP subsidiary (borrower) is required to satisfy certain conditions, including among other things, maintaining a leverage ratio at the time of any borrowing that does not exceed a specified ratio. Borrowings under this revolving loan facility are secured by liens on certain of the borrower's assets and certain of the borrower's subsidiaries' assets, as well as the ownership interest in the borrower. The revolving loan facility contains default and related acceleration provisions relating to, among other things, failure of the borrower to maintain a leverage ratio at or below the specified rate and a minimum interest coverage ratio.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE, including FPL, issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s or FPL’s consolidated subsidiaries, as discussed in more detail below. NEE and FPL are not required to recognize liabilities associated with guarantee arrangements issued on behalf of their consolidated subsidiaries unless it becomes probable that they will be required to perform. At March 31, 2016, NEE and FPL believe it is unlikely that they would be required to perform under, or otherwise incur any losses associated with, these guarantee arrangements.

As of March 31, 2016, NEE subsidiaries had approximately $2.4 billion in guarantees related primarily to engineering, procurement and construction agreements, equity contribution agreements associated with the development, construction and financing of certain power generation facilities and natural gas pipeline development projects. In addition, as of March 31, 2016, NEE subsidiaries had approximately $4.9 billion in guarantees ($21 million for FPL) related to obligations under purchased power agreements, indemnifications associated with asset divestitures, nuclear-related activities, the non-receipt of proceeds from cash grants under the Recovery Act and the payment obligations related to renewable tax credits, as well as other types of contractual obligations.
In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements. As of March 31, 2016, these guarantees totaled approximately $951 million and support, among other things, required cash management reserves, O&M service agreement requirements and other specific project financing requirements.
Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. As of March 31, 2016, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at March 31, 2016) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled $728 million.
As of March 31, 2016, subsidiaries of NEE also had approximately $1.1 billion of standby letters of credit ($3 million for FPL) and approximately $318 million of surety bonds ($78 million for FPL) to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.
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
New Accounting Rules and Interpretations

Leases - In February 2016, the FASB issued an accounting standards update which requires, among other things, that lessees recognize a lease liability and a right-of-use asset for all leases. See Note 8 - Leases.

Stock-Based Compensation - In March 2016, the FASB issued an accounting standards update related to the accounting for employee share-based payment awards. See Note 8 - Stock-Based Compensation.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2016 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2015	$359	$1,185	$(218)	$1,326
Reclassification to realized at settlement of contracts	(19)	(140)	76	(83)
Inception value of new contracts	9	18	—	27
Net option premium purchases (issuances)	(3)	3	—	—
Changes in fair value excluding reclassification to realized	101	228	(108)	221
Fair value of contracts outstanding at March 31, 2016	447	1,294	(250)	1,491
Net margin cash collateral paid (received)				(404)
Total mark-to-market energy contract net assets (liabilities) at March 31, 2016	$447	$1,294	$(250)	$1,087

NEE's total mark-to-market energy contract net assets (liabilities) at March 31, 2016 shown above are included on the condensed consolidated balance sheets as follows:

March 31, 2016
(millions)
Current derivative assets	$798
Assets held for sale	42
Noncurrent derivative assets	1,361
Current derivative liabilities	(751)
Liabilities associated with assets held for sale	(16)
Noncurrent derivative liabilities	(347)
NEE's total mark-to-market energy contract net assets	$1,087

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2016 were as follows:

	Maturity
	2016	2017	2018	2019	2020	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(13)	$18	$8	$6	$—	$—	$19
Significant other observable inputs	(7)	43	37	6	5	(2)	82
Significant unobservable inputs	171	100	20	8	18	29	346
Total	151	161	65	20	23	27	447
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(3)	1	9	4	—	—	11
Significant other observable inputs	271	219	116	90	74	75	845
Significant unobservable inputs	56	54	42	37	38	211	438
Total	324	274	167	131	112	286	1,294
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(248)	6	—	—	—	—	(242)
Significant unobservable inputs	(8)	1	(1)	—	—	—	(8)
Total	(256)	7	(1)	—	—	—	(250)
Total sources of fair value	$219	$442	$231	$151	$135	$313	$1,491

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2015	$—	$3	$3	$51	$44	$23	$51	$46	$25
March 31, 2016	$—	$1	$1	$24	$32	$28	$24	$31	$28
Average for the three months ended March 31, 2016	$—	$2	$2	$33	$39	$32	$33	$38	$33
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	March 31, 2016			December 31, 2015
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,869	$1,869	(a)	$1,789	$1,789	(a)
Other investments:
Debt securities	$117	$117	(a)	$124	$124	(a)
Primarily notes receivable	$517	$770	(b)	$512	$722	(b)
Long-term debt, including current maturities	$29,931	$31,928	(c)	$28,897	$30,412	(c)
Interest rate contracts - net unrealized losses	$(439)	$(439)	(d)	$(285)	$(285)	(d)
FPL:
Fixed income securities - special use funds	$1,444	$1,444	(a)	$1,378	$1,378	(a)
Long-term debt, including current maturities	$9,990	$11,509	(c)	$10,020	$11,028	(c)
————————————

(a)	Primarily estimated using quoted market prices for these or similar issues.

(b)	Primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

As of March 31, 2016, NEE had interest rate contracts with a notional amount of approximately $8.2 billion related to long-term debt issuances, of which $2.3 billion effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. The remaining $5.9 billion of notional amount of interest rate contracts manage exposure to the variability of cash flows associated with variable-rate debt instruments, which primarily relate to NEER debt issuances. At March 31, 2016, the estimated fair value of NEE's fair value and cash flow interest rate derivatives was approximately $(20) million and $(419) million, respectively. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $954 million ($467 million for FPL) at March 31, 2016.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,644 million and $2,674 million ($1,566 million and $1,598 million for FPL) at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $248 million ($147 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. As of March 31, 2016, approximately 95% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of March 31, 2016.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

NEE and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses. For information regarding legal proceedings that could have a material effect on NEE or FPL, see Item 3. Legal Proceedings and Note 14 - Legal Proceedings to Consolidated Financial Statements in the 2015 Form 10-K and Note 9 - Legal Proceedings herein. Such descriptions are incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2015 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2015 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered. The risks described in the 2015 Form 10-K are not the only risks facing NEE and FPL. Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NEE of its common stock during the three months ended March 31, 2016 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
1/1/16 - 1/31/16	—	$—	—	13,274,748
2/1/16 - 2/29/16	56,264	$111.67	—	13,274,748
3/1/16 - 3/31/16	500	$115.98	—	13,274,748
Total	56,764	$111.71	—
————————————

(a)
Includes: (1) in February 2016, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in March 2016, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP) to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4(a)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 31, 2016, creating the 2.30% Debentures, Series due April 1, 2019 (filed as Exhibit 4 to Form 8-K dated March 31, 2016, File No. 1-8841)
x
*10(a)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2016 (filed as Exhibit 10(jj) to Form 10-K for the year ended December 31, 2015, File No.1-8841)	x	x
10(b)	Appendix A2 (revised as of February 11, 2016) to the NextEra Energy, Inc. Supplemental Executive Retirement Plan	x	x
10(c)	Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers	x	x
10(d)	Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers	x	x
10(e)	Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers	x	x
10(f)	Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers	x	x
10(g)	Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers	x	x
10(h)	NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005 as amended and restated through February 11, 2016	x	x
10(i)	Executive Retention Employment Agreement between NextEra Energy, Inc. and John W. Ketchum dated as of March 4, 2016	x	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
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

Date: April 28, 2016

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