Form 10-Q
period 2016-06-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2016-07-28
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding as of June 30, 2016: 461,972,920

Number of shares of Florida Power & Light Company common stock, without par value, outstanding as of June 30, 2016, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016 *	2015	2016 *	2015
OPERATING REVENUES	$3,817	$4,358	$7,651	$8,463
OPERATING EXPENSES
Fuel, purchased power and interchange	960	1,316	1,888	2,679
Other operations and maintenance	843	800	1,642	1,534
Merger-related	2	9	6	13
Depreciation and amortization	742	737	1,279	1,284
Taxes other than income taxes and other - net	101	350	433	677
Total operating expenses	2,648	3,212	5,248	6,187
OPERATING INCOME	1,169	1,146	2,403	2,276
OTHER INCOME (DEDUCTIONS)
Interest expense	(602)	(280)	(1,111)	(601)
Benefits associated with differential membership interests - net	77	54	161	111
Equity in earnings of equity method investees	44	27	76	36
Allowance for equity funds used during construction	17	16	42	27
Interest income	20	22	39	43
Gains on disposal of assets - net	12	5	27	27
Other - net	26	4	22	12
Total other deductions - net	(406)	(152)	(744)	(345)
INCOME BEFORE INCOME TAXES	763	994	1,659	1,931
INCOME TAXES	219	274	461	560
NET INCOME	544	720	1,198	1,371
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4	4	5	5
NET INCOME ATTRIBUTABLE TO NEE	$540	$716	$1,193	$1,366
Earnings per share attributable to NEE
Basic	$1.17	$1.61	$2.59	$3.08
Assuming dilution	$1.16	$1.59	$2.57	$3.04
Dividends per share of common stock	$0.87	$0.77	$1.74	$1.54
Weighted-average number of common shares outstanding:
Basic	461.3	445.5	460.9	443.9
Assuming dilution	464.6	449.2	464.0	449.0
———————————————
* Reflects the adoption in the second quarter of 2016 of an accounting standards update. See Note 6 - Stock-Based Compensation.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016		2015	2016		2015
NET INCOME	$544	*	$720	$1,198	*	$1,371
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized gains (losses) (net of $26 tax expense and less than $1 tax benefit, respectively)	—		40	—		(11)
Reclassification from accumulated other comprehensive loss to net income (net of $10, $12, $23 and $16 tax expense, respectively)	13		22	36		39
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $12 tax expense, $5 tax benefit, $19 and $4 tax expense, respectively)	17		(7)	25		5
Reclassification from accumulated other comprehensive loss to net income (net of $3, $2, $4 and $9 tax benefit, respectively)	(5)		(3)	(6)		(13)
Defined benefit pension and other benefits plans (net of $4 and $10 tax benefit, respectively)	—		—	(7)		(16)
Net unrealized gains on foreign currency translation (net of $1, $9, $1 and $17 tax expense, respectively)	8		15	28		29
Other comprehensive income (loss) related to equity method investee (net of $1 tax benefit, $1 tax expense, $3 tax benefit and less than $1 tax expense, respectively)	(1)		3	(4)		1
Total other comprehensive income, net of tax	32		70	72		34
COMPREHENSIVE INCOME	576		790	1,270		1,405
LESS COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5		5	(8)		3
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$571		$785	$1,278		$1,402
———————————————
* Reflects the adoption in the second quarter of 2016 of an accounting standards update. See Note 6 - Stock-Based Compensation.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	June 30, 2016	December 31, 2015
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$75,082	$72,606
Nuclear fuel	2,073	2,067
Construction work in progress	6,585	5,657
Accumulated depreciation and amortization	(19,583)	(18,944)
Total property, plant and equipment - net ($12,072 and $7,966 related to VIEs, respectively)	64,157	61,386
CURRENT ASSETS
Cash and cash equivalents	730	571
Customer receivables, net of allowances of $10 and $13, respectively	1,816	1,784
Other receivables	857	481
Materials, supplies and fossil fuel inventory	1,254	1,259
Regulatory assets:
Derivatives	—	218
Other	289	285
Derivatives	572	712
Assets held for sale	525	1,009
Other	469	476
Total current assets	6,512	6,795
OTHER ASSETS
Special use funds	5,290	5,138
Other investments ($483 related to a VIE at June 30, 2016)	2,114	1,786
Prepaid benefit costs	1,202	1,155
Regulatory assets:
Purchased power agreement termination	681	726
Other ($103 and $128 related to a VIE, respectively)	1,149	1,052
Derivatives	1,246	1,202
Other	3,069	3,239
Total other assets	14,751	14,298
TOTAL ASSETS	$85,420	$82,479
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 462 and 461, respectively)	$5	$5
Additional paid-in capital	8,703	8,596
Retained earnings	14,548	14,140
Accumulated other comprehensive loss	(82)	(167)
Total common shareholders' equity	23,174	22,574
Noncontrolling interests	708	538
Total equity	23,882	23,112
Long-term debt ($5,336 and $684 related to VIEs, respectively)	27,001	26,681
Total capitalization	50,883	49,793
CURRENT LIABILITIES
Commercial paper	1,382	374
Notes payable	800	412
Current maturities of long-term debt	3,125	2,220
Accounts payable	1,774	2,529
Customer deposits	472	473
Accrued interest and taxes	666	449
Derivatives	457	882
Accrued construction-related expenditures	1,005	921
Liabilities associated with assets held for sale	465	992
Other	1,190	855
Total current liabilities	11,336	10,107
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,556	2,469
Deferred income taxes	10,121	9,827
Regulatory liabilities:
Accrued asset removal costs	1,769	1,930
Asset retirement obligation regulatory expense difference	2,225	2,182
Other	538	494
Derivatives	913	530
Deferral related to differential membership interests - VIEs	3,232	3,142
Other	1,847	2,005
Total other liabilities and deferred credits	23,201	22,579
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$85,420	$82,479
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,198	$1,371
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,279	1,284
Nuclear fuel and other amortization	188	178
Unrealized losses (gains) on marked to market derivative contracts - net	452	(129)
Foreign currency transaction losses	90	—
Deferred income taxes	406	517
Cost recovery clauses and franchise fees	137	58
Benefits associated with differential membership interests - net	(161)	(111)
Allowance for equity funds used during construction	(42)	(27)
Gains on sale and disposal of assets - net	(279)	(25)
Other - net	78	53
Changes in operating assets and liabilities:
Customer and other receivables	(40)	(8)
Materials, supplies and fossil fuel inventory	(3)	14
Other current assets	31	(61)
Other assets	(74)	(12)
Accounts payable and customer deposits	(25)	(55)
Margin cash collateral	(73)	(300)
Income taxes	11	21
Interest and other taxes	239	249
Other current liabilities	(105)	(35)
Other liabilities	(37)	(48)
Net cash provided by operating activities	3,270	2,934
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,129)	(1,549)
Independent power and other investments of NEER	(3,719)	(2,042)
Nuclear fuel purchases	(115)	(185)
Other capital expenditures and other investments	(103)	(33)
Sale of independent power and other investments of NEER	396	34
Proceeds from sale or maturity of securities in special use funds and other investments	1,609	3,004
Purchases of securities in special use funds and other investments	(1,654)	(3,090)
Proceeds from sale of a noncontrolling interest in subsidiaries	303	106
Other - net	(25)	1
Net cash used in investing activities	(5,437)	(3,754)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,509	1,706
Retirements of long-term debt	(996)	(1,403)
Proceeds from differential membership investors	219	41
Payments to differential membership investors	(63)	(47)
Proceeds from notes payable	500	950
Repayments of notes payable	(12)	—
Net change in commercial paper	1,008	(321)
Issuances of common stock - net	43	630
Dividends on common stock	(803)	(683)
Other - net	(79)	(79)
Net cash provided by financing activities	2,326	794
Net increase (decrease) in cash and cash equivalents	159	(26)
Cash and cash equivalents at beginning of period	571	577
Cash and cash equivalents at end of period	$730	$551
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,930	$1,195
Decrease (increase) in property, plant and equipment as a result of a settlement	$(70)	$26
Proceeds from differential membership investors used to reduce debt	$100	$—

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2015	461	$5	$8,597	$(1)	$(167)	$14,140	$22,574	$538	$23,112
Net income	—	—	—	—	—	1,193	1,193	5
Issuances of common stock, net of issuance cost of less than $1	—	—	16	—	—	—	16	—
Exercise of stock options and other incentive plan activity	1	—	37	—	—	—	37	—
Dividends on common stock	—	—	—	—	—	(803)	(803)	—
Earned compensation under ESOP	—	—	26	1	—	—	27	—
Other comprehensive income(loss)	—	—	—	—	85	—	85	(13)
Sale of NEER assets to NEP	—	—	27	—	—	—	27	199
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(23)
Other changes in noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	2
Adoption of accounting standards update	—	—	—	—	—	18	18	—
Balances, June 30, 2016	462	$5	$8,703	$—	$(82)	$14,548	$23,174	$708	$23,882

	Common Stock		Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2014	443	$4	$7,193	$(14)	$(40)	$12,773	$19,916	$252	$20,168
Net income	—	—	—	—	—	1,366	1,366	5
Issuances of common stock, net of issuance cost of less than $1	8	1	626	2	—	—	629	—
Exercise of stock options and other incentive plan activity	1	—	17	—	—	—	17	—
Dividends on common stock	—	—	—	—	—	(683)	(683)	—
Earned compensation under ESOP	—	—	20	3	—	—	23	—
Other comprehensive income (loss)	—	—	—	—	36	—	36	(2)
Sale of NEER assets to NEP	—	—	34	—	—	—	34	17
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7)
Other changes in noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(2)
Balances, June 30, 2015	452	$5	$7,890	$(9)	$(4)	$13,456	$21,338	$263	$21,601

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
OPERATING REVENUES	$2,750	$2,996	$5,054	$5,538
OPERATING EXPENSES
Fuel, purchased power and interchange	811	1,098	1,511	2,103
Other operations and maintenance	410	385	800	738
Depreciation and amortization	400	428	620	669
Taxes other than income taxes and other - net	301	305	581	581
Total operating expenses	1,922	2,216	3,512	4,091
OPERATING INCOME	828	780	1,542	1,447
OTHER INCOME (DEDUCTIONS)
Interest expense	(117)	(112)	(229)	(227)
Allowance for equity funds used during construction	14	16	38	26
Other - net	3	1	3	2
Total other deductions - net	(100)	(95)	(188)	(199)
INCOME BEFORE INCOME TAXES	728	685	1,354	1,248
INCOME TAXES	280	250	513	454
NET INCOME(a)	$448	$435	$841	$794
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	June 30, 2016	December 31, 2015
ELECTRIC UTILITY PLANT
Plant in service and other property	$43,166	$41,227
Nuclear fuel	1,282	1,306
Construction work in progress	2,631	2,850
Accumulated depreciation and amortization	(12,167)	(11,862)
Total electric utility plant - net	34,912	33,521
CURRENT ASSETS
Cash and cash equivalents	14	23
Customer receivables, net of allowances of $3 and $3, respectively	904	849
Other receivables	112	123
Materials, supplies and fossil fuel inventory	836	826
Regulatory assets:
Derivatives	—	218
Other	288	284
Other	145	184
Total current assets	2,299	2,507
OTHER ASSETS
Special use funds	3,610	3,504
Prepaid benefit costs	1,272	1,243
Regulatory assets:
Purchased power agreement termination	681	726
Other ($103 and $128 related to a VIE, respectively)	892	787
Other	204	235
Total other assets	6,659	6,495
TOTAL ASSETS	$43,870	$42,523
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	7,733	7,733
Retained earnings	6,388	6,447
Total common shareholder's equity	15,494	15,553
Long-term debt ($176 and $210 related to a VIE, respectively)	9,925	9,956
Total capitalization	25,419	25,509
CURRENT LIABILITIES
Commercial paper	363	56
Notes payable	600	100
Current maturities of long-term debt	66	64
Accounts payable	692	664
Customer deposits	467	469
Accrued interest and taxes	478	279
Derivatives	9	222
Accrued construction-related expenditures	203	240
Other	403	355
Total current liabilities	3,281	2,449
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,867	1,822
Deferred income taxes	8,255	7,730
Regulatory liabilities:
Accrued asset removal costs	1,759	1,921
Asset retirement obligation regulatory expense difference	2,225	2,182
Other	535	492
Other	529	418
Total other liabilities and deferred credits	15,170	14,565
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$43,870	$42,523

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$841	$794
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	620	669
Nuclear fuel and other amortization	112	105
Deferred income taxes	493	84
Cost recovery clauses and franchise fees	137	58
Allowance for equity funds used during construction	(38)	(26)
Other - net	35	22
Changes in operating assets and liabilities:
Customer and other receivables	(56)	(151)
Materials, supplies and fossil fuel inventory	(10)	(25)
Other current assets	42	(55)
Other assets	14	(29)
Accounts payable and customer deposits	28	54
Income taxes	(13)	349
Interest and other taxes	221	224
Other current liabilities	(25)	(16)
Other liabilities	(78)	(25)
Net cash provided by operating activities	2,323	2,032
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,129)	(1,549)
Nuclear fuel purchases	(70)	(79)
Proceeds from sale or maturity of securities in special use funds	1,079	2,538
Purchases of securities in special use funds	(1,120)	(2,570)
Other - net	28	(8)
Net cash used in investing activities	(2,212)	(1,668)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	85
Retirements of long-term debt	(33)	(31)
Proceeds from notes payable	500	—
Net change in commercial paper	307	(948)
Capital contribution from NEE	—	550
Dividends to NEE	(900)	—
Other - net	6	4
Net cash used in financing activities	(120)	(340)
Net increase (decrease) in cash and cash equivalents	(9)	24
Cash and cash equivalents at beginning of period	23	14
Cash and cash equivalents at end of period	$14	$38
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$435	$329

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

1.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic (income) cost for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(millions)
Service cost	$15	$18	$—	$—	$31	$36	$1	$1
Interest cost	26	25	4	4	52	49	7	7
Expected return on plan assets	(65)	(64)	—	(1)	(130)	(127)	—	(1)
Amortization of prior service cost (benefit)	1	1	(1)	(1)	1	1	(2)	(1)
Amortization of losses	—	—	—	1	—	—	—	1
Net periodic (income) cost at NEE	$(23)	$(20)	$3	$3	$(46)	$(41)	$6	$7
Net periodic (income) cost at FPL	$(14)	$(13)	$3	$2	$(29)	$(27)	$5	$5

2.  Derivative Instruments

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated primarily with outstanding and expected future debt issuances and borrowings, and to optimize the value of NEER's power generation and gas infrastructure assets.

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

In January 2016, NEE discontinued hedge accounting for its cash flow and fair value hedges related to interest rate and foreign currency derivative instruments and, therefore, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense in NEE's condensed consolidated statements of income. In addition, for the six months ended June 30, 2016, NEE reclassified approximately $15 million ($9 million after tax) from AOCI to interest expense because it became probable that the related future transaction being hedged would not occur. At June 30, 2016, NEE's AOCI included amounts related to the discontinued interest rate cash flow hedges with expiration dates through October 2036 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $87 million of net losses included in AOCI at June 30, 2016 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at June 30, 2016 and December 31, 2015, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 3 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	June 30, 2016
	Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$5,042	$3,548	$1,753	$573
Interest rate contracts	74	761	65	755
Foreign currency swaps	—	45	—	42
Total fair values	$5,116	$4,354	$1,818	$1,370

FPL:
Commodity contracts	$67	$28	$48	$9

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$572
Noncurrent derivative assets(b)			1,246
Current derivative liabilities				$457
Noncurrent derivative liabilities(c)				913
Total derivatives			$1,818	$1,370

Net fair value by FPL balance sheet line item:
Current other assets			$24
Noncurrent other assets			24
Current derivative liabilities				$9
Total derivatives			$48	$9
———————————————

(a)	Reflects the netting of approximately $164 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $167 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $17 million in margin cash collateral paid to counterparties.

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
———————————————

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

At June 30, 2016 and December 31, 2015, NEE had approximately $21 million and $27 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at June 30, 2016 and December 31, 2015, NEE had approximately $127 million and $116 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's cash flow hedges, which were previously designated as hedging instruments, are recorded in NEE's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended					Six Months Ended
	June 30, 2015					June 30, 2015
	Interest Rate Contracts		Foreign Currency Swaps		Total	Interest Rate Contracts		Foreign Currency Swaps		Total
	(millions)
Gains (losses) recognized in OCI	$73		$(7)		$66	$4		$(15)		$(11)
Losses reclassified from AOCI to net income	$(19)	(a)	$(15)	(b)	$(34)	$(38)	(a)	$(17)	(b)	$(55)
———————————————

(a)	Included in interest expense.

(b)	For the three and six months ended June 30, 2015, losses of approximately $3 million and $6 million, respectively, are included in interest expense and the balances are included in other - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(millions)
Commodity contracts:(a)
Operating revenues	$(92)	$178	$238	$415
Fuel, purchased power and interchange	(4)	—	(2)	2
Foreign currency swaps - interest expense	52	—	81	—
Foreign currency swaps - other - net	1	—	3	—
Interest rate contracts - interest expense	(278)	24	(457)	11
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(25)	—	(53)	—
Foreign currency swaps	(3)	—	(6)	—
Total	$(349)	$202	$(196)	$428
———————————————

(a)
For the three and six months ended June 30, 2016, FPL recorded gains of approximately $178 million and $70 million, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets. For the three and six months ended June 30, 2015, FPL recorded approximately $23 million of gains and $63 million of losses, respectively, related to commodity contracts as regulatory liabilities and regulatory assets, respectively, on its condensed consolidated balance sheets.

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

	June 30, 2016				December 31, 2015
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(75)	MWh	—		(112)	MWh	—
Natural gas	1,408	MMBtu	789	MMBtu	1,321	MMBtu	833	MMBtu
Oil	(9)	barrels	—		(9)	barrels	—

At June 30, 2016 and December 31, 2015, NEE had interest rate contracts with notional amounts totaling approximately $13.7 billion and $8.3 billion, respectively, and foreign currency swaps with notional amounts totaling approximately $705 million and $715 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At June 30, 2016 and December 31, 2015, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.6 billion ($27 million for FPL) and $2.2 billion ($224 million for FPL), respectively.

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $185 million (none at FPL) as of June 30, 2016 and $250 million ($20 million at FPL) as of December 31, 2015. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

collateral would be approximately $2.0 billion ($0.3 billion at FPL) as of June 30, 2016 and $2.5 billion ($0.6 billion at FPL) as of December 31, 2015. Some contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures to be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $500 million ($100 million at FPL) as of June 30, 2016 and $660 million ($120 million at FPL) as of December 31, 2015.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At June 30, 2016 and December 31, 2015, applicable NEE subsidiaries have posted approximately $61 million (none at FPL) and $123 million ($3 million at FPL), respectively, in the form of letters of credit which could be applied toward the collateral requirements described above. FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEE uses interest rate contracts and foreign currency swaps to mitigate and adjust interest rate and foreign currency exchange exposure related primarily to certain outstanding and expected future debt issuances and borrowings when deemed appropriate based on market conditions or when required by financing agreements. NEE estimates the fair value of these derivatives using a discounted cash flows valuation technique based on the net amount of estimated future cash inflows and outflows related to the agreements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2016
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash:(b)
NEE - equity securities	$303	$—		$—		$303
FPL - equity securities	$24	$—		$—		$24
Special use funds:(c)
NEE:
Equity securities	$1,325	$1,394	(d)	$—		$2,719
U.S. Government and municipal bonds	$318	$143		$—		$461
Corporate debt securities	$—	$861		$—		$861
Mortgage-backed securities	$—	$502		$—		$502
Other debt securities	$—	$88		$—		$88
FPL:
Equity securities	$352	$1,275	(d)	$—		$1,627
U.S. Government and municipal bonds	$222	$126		$—		$348
Corporate debt securities	$—	$651		$—		$651
Mortgage-backed securities	$—	$393		$—		$393
Other debt securities	$—	$74		$—		$74
Other investments:
NEE:
Equity securities	$25	$9		$—		$34
Debt securities	$17	$153		$—		$170
Derivatives:
NEE:
Commodity contracts	$1,742	$2,037		$1,263	$(3,289)	$1,753	(e)
Interest rate contracts	$—	$74		$—	$(9)	$65	(e)
FPL - commodity contracts	$—	$63		$4	$(19)	$48	(e)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,695	$1,240		$613	$(2,975)	$573	(e)
Interest rate contracts	$—	$643		$118	$(6)	$755	(e)
Foreign currency swaps	$—	$45		$—	$(3)	$42	(e)
FPL - commodity contracts	$—	$23		$5	$(19)	$9	(e)
———————————————

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

(b)	Includes restricted cash of approximately $89 million ($24 million for FPL) in other current assets on the condensed consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	See Note 2 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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
———————————————

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

(b)	Includes restricted cash of approximately $61 million ($36 million for FPL) in other current assets on the condensed consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	See Note 2 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at June 30, 2016 are as follows:

Transaction Type	Fair Value at June 30, 2016		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$644	$237	Discounted cash flow	Forward price (per MWh)	$—	—	$109
Forward contracts - gas	33	12	Discounted cash flow	Forward price (per MMBtu)	$1	—	$5
Forward contracts - other commodity related	7	1	Discounted cash flow	Forward price (various)	$(6)	—	$51
Options - power	57	38	Option models	Implied correlations	(5)%	—	99%
				Implied volatilities	8%	—	320%
Options - primarily gas	230	278	Option models	Implied correlations	(5)%	—	99%
				Implied volatilities	1%	—	94%
Full requirements and unit contingent contracts	292	47	Discounted cash flow	Forward price (per MWh)	$(25)	—	$318
				Customer migration rate(a)	—%	—	20%
Total	$1,263	$613
———————————————

(a)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
———————————————
(a)  Assumes the contract is in a gain position.

In addition, the fair value measurement of interest rate swap liabilities related to the solar projects in Spain of approximately $118 million at June 30, 2016 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the swap agreements.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended June 30,
	2016		2015
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at March 31	$649	$(8)	$451	$(1)
Realized and unrealized gains (losses):
Included in earnings(a)	(34)	—	224	—
Included in other comprehensive income (loss)(b)	3	—	(7)	—
Included in regulatory assets and liabilities	3	3	5	5
Purchases	75	—	61	—
Settlements	(95)	4	(80)	—
Issuances	(69)	—	(112)	—
Transfers in(c)	—	—	1	—
Transfers out(c)	—	—	1	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$532	$(1)	$544	$4
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(d)	$(38)	$—	$206	$—
———————————————

(a)
For the three months ended June 30, 2016 and 2015, realized and unrealized gains (losses) of approximately $(28) million and $202 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

(b)	Reflected in net unrealized gains on foreign currency translation on the condensed consolidated statements of comprehensive income.

(c)
Transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(d)
For the three months ended June 30, 2016 and 2015, unrealized gains (losses) of approximately $(32) million and $184 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

	Six Months Ended June 30,
	2016		2015
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$538	$—	$622	$5
Realized and unrealized gains (losses):
Included in earnings(a)	220	—	254	—
Included in other comprehensive income (loss)(b)	(3)	—	8	—
Included in regulatory assets and liabilities	—	—	4	4
Purchases	175	—	83	—
Settlements	(228)	(1)	(267)	(5)
Issuances	(143)	—	(132)	—
Transfers in(c)	3	—	(18)	—
Transfers out(c)	(30)	—	(10)	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$532	$(1)	$544	$4
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(d)	$125	$—	$224	$—
———————————————

(a)
For the six months ended June 30, 2016 and 2015, realized and unrealized gains of approximately $246 million and $248 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is primarily reflected in interest expense.

(b)	Reflected in net unrealized gains on foreign currency translation on the condensed consolidated statements of comprehensive income.

(c)
Transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(d)
For the six months ended June 30, 2016 and 2015, unrealized gains of approximately $151 million and $219 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

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

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of cash equivalents, commercial paper and notes payable approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value, are as follows:

	June 30, 2016				December 31, 2015
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$659		$659		$675		$675
Other investments - primarily notes receivable	$520		$781	(b)	$512		$722	(b)
Long-term debt, including current maturities	$30,122	(c)	$32,747	(d)	$28,897	(c)	$30,412	(d)
FPL:
Special use funds(a)	$517		$517		$528		$528
Long-term debt, including current maturities	$9,991		$11,894	(d)	$10,020		$11,028	(d)
———————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

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

(c)
Excludes debt totaling $443 million and $938 million, respectively, reflected in liabilities associated with assets held for sale on NEE's condensed consolidated balance sheet for which the carrying amount approximates fair value. See Note 8 - Assets and Liabilities Associated with Assets Held for Sale.

(d)
As of June 30, 2016 and December 31, 2015, for NEE, approximately $20,036 million and $18,031 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3). For FPL, primarily estimated using quoted market prices for the same or similar issues (Level 2).

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of FPL's storm fund assets of approximately $75 million and $74 million at June 30, 2016 and December 31, 2015, respectively, and NEE's nuclear decommissioning fund assets of $5,215 million and $5,064 million at June 30, 2016 and December 31, 2015 ($3,535 million and $3,430 million, respectively, for FPL). The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value. The amortized cost of debt and equity securities is approximately $1,874 million and $1,512 million, respectively, at June 30, 2016 and $1,823 million and $1,505 million, respectively, at December 31, 2015 ($1,443 million and $743 million, respectively, at June 30, 2016 and $1,409 million and $732 million, respectively, at December 31, 2015 for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts. For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in other - net in NEE's condensed consolidated statements of income. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at June 30, 2016 of approximately nine years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at June 30, 2016 of approximately three years. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(millions)
Realized gains	$33	$50	$16	$34	$55	$91	$26	$45
Realized losses	$20	$19	$12	$9	$38	$32	$22	$15
Proceeds from sale or maturity of securities	$727	$2,201	$551	$1,949	$1,428	$2,930	$1,081	$2,538

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(millions)
Equity securities	$1,225	$1,166	$900	$863
Debt securities	$60	$17	$45	$14

The unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(millions)
Unrealized losses(a)	$22	$51	$21	$45
Fair value	$292	$1,129	$259	$861
———————————————

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at June 30, 2016 and December 31, 2015 were not material to NEE or FPL.

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

4.  Income Taxes

NEE's effective income tax rates for the three months ended June 30, 2016 and 2015 were approximately 29% and 28%, respectively. The rates for both periods reflect the benefit of PTCs of approximately $31 million and $37 million, respectively, related to NEER's wind projects, as well as ITCs and deferred income tax benefits associated with grants under the Recovery Act (convertible ITCs) totaling approximately $43 million and $34 million, respectively, related to solar and certain wind projects at NEER, including, in 2015, the effect of a state income tax law change that extended the ITC carryforward period for certain wind projects.

NEE's effective income tax rates for the six months ended June 30, 2016 and 2015 were approximately 28% and 29%, respectively. The rates for both periods reflect the benefit of PTCs of approximately $73 million and $75 million, respectively, related to NEER's wind projects, as well as ITCs and deferred income tax benefits associated with convertible ITCs totaling approximately $79 million and $52 million, respectively, related to solar and certain wind projects at NEER, including, in 2015, the effect of a state income tax law change that extended the ITC carryforward period for certain wind projects.

NEE recognizes PTCs as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year. NEE uses this method of recognizing PTCs for specific reasons, including that PTCs are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations. PTCs, as well as ITCs and deferred income tax benefits associated with convertible ITCs, can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by the roll off of PTCs after ten years of production (PTC roll off).

In April 2016, a court decision was issued approving a reorganization of certain Canadian assets that provided for tax bases in certain of these assets (Canadian tax restructuring). NEE recorded approximately $30 million of the associated income tax benefits during the three and six months ended June 30, 2016, which effectively reversed a portion of the income tax charge NEE recorded in the second quarter of 2014 associated with structuring Canadian assets. In addition, consolidating income tax adjustments for the three and six months ended June 30, 2016 include an approximately $58 million income tax charge related to the sale of NEER's

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

ownership interest in merchant natural gas generation facilities located in Texas with a total generating capacity of 2,884 MW (Texas natural gas generation facilities). See Note 8 - Assets and Liabilities Associated with Assets Held for Sale.

5.  Variable Interest Entities (VIEs)

In February 2015, the FASB issued an accounting standards update that modified consolidation guidance. The standard makes changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are VIEs or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs. The standard was effective for NEE and FPL beginning January 1, 2016, and the modified retrospective approach was adopted. The adoption of the standard did not result in any changes to the previous consolidation conclusions; however, it did result in a limited number of entities being considered VIEs and the related disclosure was provided for the current period.

As of June 30, 2016, NEE has twenty-eight VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $200 million and $230 million at June 30, 2016 and December 31, 2015, respectively, and consisted primarily of storm-recovery property, which are included in noncurrent other regulatory assets on NEE's and FPL's condensed consolidated balance sheets. The liabilities of the VIE were approximately $245 million and $278 million at June 30, 2016 and December 31, 2015, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's condensed consolidated balance sheets.

FPL entered into a purchased power agreement effective in 1995 with a 330 MW coal-fired facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. The facility is considered a VIE because FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per MWh (energy payment). Since FPL does not control the most significant activities of the facility, including operations and maintenance, FPL is not the primary beneficiary and does not consolidate this VIE. The energy payments paid by FPL will fluctuate as coal prices change. This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are recovered through the fuel clause as approved by the FPSC. See Note 9 - Contracts for a discussion of FPL's pending purchase of the 330 MW coal-fired facility.

NEER - NEE consolidates twenty-six NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, as well as construction, and has the obligation to absorb expected losses of these VIEs.

A subsidiary of NEER is the primary beneficiary of, and therefore consolidates, NEP, which consolidates NEP OpCo because of NEP’s controlling interest in the general partner of NEP OpCo. NEP is a limited partnership formed to acquire, manage and own contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NEP OpCo. NEE owns a controlling non-economic general partner interest in NEP and a limited partner interest in NEP OpCo, and presents NEP's limited partner interest as a noncontrolling interest in NEE's consolidated financial statements. At June 30, 2016, NEE owns common units of NEP OpCo representing noncontrolling interest in NEP’s operating projects of approximately 70.6%. The assets and liabilities of NEP were approximately $6.7 billion and $5.0 billion, respectively, at June 30, 2016, and primarily consisted of property, plant and equipment and long-term debt.

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generation facilities with the capability of producing 110 MW. These entities sell their electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

cost of fuel. The entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of the VIE were approximately $87 million and $47 million, respectively, at June 30, 2016 and $84 million and $47 million, respectively, at December 31, 2015, and consisted primarily of property, plant and equipment and long-term debt.

Two indirect subsidiaries of NEER each contributed, to a NEP subsidiary, an approximately 50% ownership interest in three entities which own and operate solar PV facilities with the capability of producing a total of approximately 277 MW. Each of the two indirect subsidiaries of NEER is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NEER. These three entities sell their electric output to third parties under power sales contracts with expiration dates in 2035 and 2036. The three entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NEER. The assets and liabilities of these VIEs were approximately $760 million and $696 million, respectively, at June 30, 2016 and $657 million and $626 million, respectively, at December 31, 2015, and consisted primarily of property, plant and equipment and long-term debt.

The other twenty-two NEER VIEs consolidate a number of entities which own and operate wind electric generation facilities with the capability of producing a total of approximately 5,522 MW and own solar PV facilities that, upon completion of construction, which is anticipated in the third quarter of 2016, are expected to have a total generating capacity of 178 MW. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2018 through 2046 or in the spot market. Certain investors that hold no equity interest in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generation facilities, including certain tax attributes. The entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The entity which owns assets under construction uses third-party debt and equity to finance its development and construction activities and requires subordinated financing from NEER to complete the facilities under construction. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $7.9 billion and $4.3 billion, respectively, at June 30, 2016. Twenty of the twenty-two were VIEs at December 31, 2015 and were consolidated; the assets and liabilities of those VIEs totaled approximately $7.6 billion and $5.0 billion, respectively, at December 31, 2015. At June 30, 2016 and December 31, 2015, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

NEECH - NEECH consolidates a special purpose entity that has insufficient equity at risk and is considered a VIE. The entity provided a loan in the form of a note receivable (see Note 3 - Fair Value of Financial Instruments Recorded at Other than Fair Value) to an unrelated third party, and also issued senior secured bonds which are collateralized by the note receivable. The assets and liabilities of the VIE were approximately $501 million and $511 million, respectively, at June 30, 2016, and consisted primarily of notes receivables (included in other investments) and long-term debt.

Other - As of June 30, 2016 and December 31, 2015, several NEE subsidiaries have investments totaling approximately $2,368 million ($1,937 million at FPL) and $602 million ($476 million at FPL), respectively, in certain entities which invest mainly in mortgage-backed securities, and also at June 30, 2016, in common collective trusts. These investments are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. As of June 30, 2016, NEE subsidiaries, including FPL, are not the primary beneficiary and therefore do not consolidate any of these entities because they have no power over activities, do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method. These entities are limited partnerships or similar entity structures in which the limited partners or nonmanaging members do not have substantive rights, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $245 million at June 30, 2016, which are included in other investments on NEE’s condensed consolidated balance sheet. Subsidiaries of NEE have committed to invest an additional approximately $35 million in two of the entities.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6.  Common Shareholders' Equity

Stock-Based Compensation - On March 30, 2016, the FASB issued an accounting standards update related to the accounting for employee share-based payment awards including simplification in areas such as (i) income tax consequences; (ii) classification of awards as either equity or liabilities; and (iii) classification on the statement of cash flows. The standards update was effective for NEE beginning January 1, 2017, however, NEE early adopted the provisions of the standard update during the three months ended June 30, 2016 with an effective date of January 1, 2016. Upon adoption, NEE recorded approximately $18 million primarily related to previously unrecognized excess tax benefits in deferred income taxes with a resulting increase to retained earnings as of January 1, 2016. During the three and six months ended June 30, 2016, the impact of the accounting standards update resulted in approximately $7 million and $24 million, respectively, of excess tax benefits being recorded in NEE's condensed consolidated statements of income; the three months ended March 31, 2016 impact was approximately $17 million, or $0.04 per share after tax for basic and assuming dilution. All other provisions of the standards update did not have a material impact to NEE's condensed consolidated financial statements. The accounting standards update had no effect on FPL.

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(millions, except per share amounts)
Numerator - net income attributable to NEE	$540	$716	$1,193	$1,366
Denominator:
Weighted-average number of common shares outstanding - basic	461.3	445.5	460.9	443.9
Equity units, performance share awards, stock options and restricted stock(a)	3.3	3.7	3.1	5.1
Weighted-average number of common shares outstanding - assuming dilution	464.6	449.2	464.0	449.0
Earnings per share attributable to NEE:
Basic	$1.17	$1.61	$2.59	$3.08
Assuming dilution	$1.16	$1.59	$2.57	$3.04
———————————————

(a)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options, performance share awards and restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 0.3 million and 5.5 million for the three months ended June 30, 2016 and 2015, respectively, and 0.2 million and 2.8 million for the six months ended June 30, 2016 and 2015, respectively.

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended June 30, 2016
Balances, March 31, 2016	$(146)		$181		$(69)	$(52)	$(27)	$(113)
Other comprehensive income (loss) before reclassifications	—		17		—	8	(1)	24
Amounts reclassified from AOCI	13	(a)	(5)	(b)	—	—	—	8
Net other comprehensive income (loss)	13		12		—	8	(1)	32
Less other comprehensive income attributable to noncontrolling interests	1		—		—	—	—	1
Balances, June 30, 2016	$(134)		$193		$(69)	$(44)	$(28)	$(82)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended June 30, 2015
Balances, March 31, 2015	$(189)		$220		$(36)	$(42)	$(26)	$(73)
Other comprehensive income (loss) before reclassifications	40		(7)		—	15	3	51
Amounts reclassified from AOCI	22	(a)	(3)	(b)	—	—	—	19
Net other comprehensive income (loss)	62		(10)		—	15	3	70
Less other comprehensive income attributable to noncontrolling interests	1		—		—	—	—	1
Balances, June 30, 2015	$(128)		$210		$(36)	$(27)	$(23)	$(4)
———————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Six Months Ended June 30, 2016
Balances, December 31, 2015	$(170)		$174		$(62)	$(85)	$(24)	$(167)
Other comprehensive income (loss) before reclassifications	—		25		(7)	28	(4)	42
Amounts reclassified from AOCI	36	(a)	(6)	(b)	—	—	—	30
Net other comprehensive income (loss)	36		19		(7)	28	(4)	72
Less other comprehensive loss attributable to noncontrolling interests	—		—		—	(13)	—	(13)
Balances, June 30, 2016	$(134)		$193		$(69)	$(44)	$(28)	$(82)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Six Months Ended June 30, 2015
Balances, December 31, 2014	$(156)		$218		$(20)	$(58)	$(24)	$(40)
Other comprehensive income (loss) before reclassifications	(11)		5		(16)	29	1	8
Amounts reclassified from AOCI	39	(a)	(13)	(b)	—	—	—	26
Net other comprehensive income (loss)	28		(8)		(16)	29	1	34
Less other comprehensive loss attributable to noncontrolling interests	—		—		—	(2)	—	(2)
Balances, June 30, 2015	$(128)		$210		$(36)	$(27)	$(23)	$(4)
———————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7.  Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEE during the six months ended June 30, 2016 were as follows:

	Principal Amount	Interest Rate		Maturity Date
	(millions)
NEECH:
Debentures	$500	2.30%		2019
Junior subordinated debentures	$570	5.25%		2076
Other long-term debt	$100	1.00%		2021
NEER:
Senior secured limited-recourse term loans	$556	Variable	(a)	2027 - 2035
Other long-term debt	$725	Variable	(a)	2018 - 2022
———————————————

(a)	Variable rate is based on an underlying index plus a margin. Interest rate swap agreements have been entered into with respect to certain of these issuances. See Note 2.

8.  Summary of Significant Accounting and Reporting Policies

NextEra Energy Partners, LP - In February and March 2016, NEP completed the sale of 11,155,000 common units representing limited partnership interests in NEP in a public offering for an aggregate purchase price of approximately $287 million, or $25.76 per common unit. This offering, together with issuances of additional common units under NEP's at-the-market equity issuance program during the six months ended June 30, 2016, resulted in a decrease of NEE’s interest in NEP's operating projects to approximately 70.6% at June 30, 2016.

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

Assets and Liabilities Associated with Assets Held for Sale - In April 2016, a subsidiary of NEER completed the sale of the Texas natural gas generation facilities for net cash proceeds of approximately $456 million, after transaction costs and working capital adjustments. A NEER affiliate will continue to operate the facilities included in the sale for an initial period of up to one year. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $254 million ($106 million after tax) was recorded in NEE's condensed consolidated statements of income for the three and six months ended June 30, 2016 and is included in taxes other than income taxes and other - net. The carrying amounts of the major classes of assets and liabilities related to the facilities that were classified as held for sale on NEE's condensed consolidated balance sheet as of December 31, 2015 primarily represent property, plant and equipment and the related long-term debt.

In May 2016, NEER initiated a plan and received internal authorization to pursue the sale of its ownership interests in its natural gas generation facilities located primarily in Pennsylvania, which have a total generating capacity of 840 MW at June 30, 2016. The carrying amounts of the major classes of assets and liabilities related to the facilities that were classified as held for sale on NEE's condensed consolidated balance sheet at June 30, 2016 primarily represent property, plant and equipment and the related long-term debt.

Merger Termination - On July 15, 2016, the Hawaii Public Utilities Commission issued an order dismissing NEE's and Hawaiian Electric Company, Inc.'s (HECO) merger application. As a result, on July 16, 2016, NEE terminated the agreement and plan of merger dated as of December 3, 2014 (merger agreement), by and among NEE, Hawaiian Electric Industries, Inc. (HEI), and two wholly owned direct subsidiaries of NEE, NEE Acquisition Sub I, LLC and NEE Acquisition Sub II, Inc., under which HECO, a wholly owned subsidiary of HEI, was to become a subsidiary of NEE. Pursuant to the terms of the merger agreement, NEE paid HEI a termination fee of $90 million plus reimbursement to HEI for out-of-pocket expenses incurred in connection with the merger agreement of $5 million, which NEE will record as a merger expense during the third quarter of 2016.

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

At June 30, 2016, estimated capital expenditures for the remainder of 2016 through 2020 for which applicable internal approvals (and also FPSC approvals for FPL, if required) have been received were as follows:

	Remainder of 2016	2017	2018	2019	2020	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$395	$645	$270	$105	$10	$1,425
Existing	385	955	675	520	540	3,075
Transmission and distribution	915	2,060	1,985	2,485	2,335	9,780
Nuclear fuel	100	125	190	170	210	795
General and other	190	265	240	185	185	1,065
Total	$1,985	$4,050	$3,360	$3,465	$3,280	$16,140
NEER:
Wind(d)	$1,190	$50	$35	$30	$30	$1,335
Solar(e)	305	25	—	—	—	330
Nuclear, including nuclear fuel	175	235	265	255	250	1,180
Natural gas pipelines(f)	740	820	620	85	25	2,290
Other	215	45	50	55	45	410
Total	$2,625	$1,175	$970	$425	$350	$5,545
Corporate and Other	$110	$215	$175	$190	$125	$815
———————————————

(a)	Includes AFUDC of approximately $39 million, $44 million, $63 million and $27 million for the remainder of 2016 through 2019, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)	Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive and maintain an NRC license for each unit.

(d)	Consists of capital expenditures for new wind projects and related transmission totaling approximately 1,465 MW.

(e)	Includes capital expenditures for new solar projects and related transmission totaling approximately 720 MW.

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

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts. As of June 30, 2016, FPL is obligated under a take-or-pay purchased power contract to pay for 375 MW annually through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 444 MW from certain cogenerators and small power producers with expiration dates ranging from 2025 through 2034. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the facilities meeting certain contract conditions. FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas. In addition, FPL has entered into 25-year natural gas transportation agreements with each of Sabal Trail and Florida Southeast Connection, each of which will build, own and operate a pipeline that will be part of a natural gas pipeline system, for a quantity of 400,000 MMBtu/day beginning on May 1, 2017 and increasing to 600,000 MMBtu/day on May 1, 2020. These agreements contain firm commitments that are contingent upon the occurrence of certain events, including the completion of construction of the pipeline system to be built by Sabal Trail and Florida Southeast Connection. On April 1, 2016, a wholly owned NEER subsidiary purchased an additional 9.5% interest in Sabal Trail, resulting in a 42.5% total ownership interest. See Commitments above.

As of June 30, 2016, NEER has entered into contracts with expiration dates ranging from late July 2016 through 2032 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel and has made commitments for the construction of

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

the natural gas pipelines. Approximately $4.0 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from late July 2016 through 2019.

The required capacity and/or minimum payments under the contracts discussed above as of June 30, 2016 were estimated as follows:

	Remainder of 2016	2017	2018	2019	2020	Thereafter
	(millions)
FPL:
Capacity charges(a)	$85	$170	$155	$135	$110	$690
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$635	$1,010	$870	$860	$910	$12,970
Coal, including transportation	$50	$45	$5	$5	$—	$—
NEER	$2,040	$835	$775	$180	$85	$350
Corporate and Other(d)(e)	$85	$5	$5	$—	$5	$—
———————————————

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $46 million and $117 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $93 million and $236 million for the six months ended June 30, 2016 and 2015, respectively. Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $31 million and $78 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $47 million and $122 million for the six months ended June 30, 2016 and 2015, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $200 million, $295 million, $290 million, $360 million and $7,885 million in 2017, 2018, 2019 , 2020 and thereafter, respectively, of firm commitments, subject to certain conditions as noted above, related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)	Includes an approximately $35 million commitment to invest primarily in clean power and technology businesses through 2021.

(e)	Excludes approximately $495 million in 2016 of joint obligations of NEECH and NEER which are included in the NEER amounts above.

In addition, FPL has entered into a purchase agreement under which it will assume ownership of a 330 MW coal-fired generation facility located in Indiantown, Florida for a purchase price of $451 million (including existing debt of approximately $218 million). The purchase agreement is contingent upon, among other things, FPSC approval, which FPL has requested by December 2016. FPL currently has a long-term purchased power agreement with this facility for substantially all of its capacity and energy. The remaining payments under the long-term purchased power agreement, which total approximately $833 million (including $47 million for the remainder of 2016) are included in the table above under capacity charges. Upon taking ownership of this facility, FPL expects to reduce the plant’s operations with the intention of eventually phasing the plant out of service.

In October 2015, a subsidiary of NEP completed the acquisition of the Texas pipelines. The purchase price is subject to (i) a $200 million holdback payable, in whole or in part, upon satisfaction of financial performance and capital expenditure thresholds relating to planned expansion projects (contingent holdback) and (ii) a $200 million holdback retained to satisfy any indemnification obligations of the sellers through April 2017. The carrying amount of such holdbacks totaled $170 million and $194 million, respectively, and are included in other current liabilities on NEE's condensed consolidated balance sheets at June 30, 2016. At December 31, 2015, the carrying amount of such holdbacks totaled $186 million and $188 million, respectively, and were included in other liabilities on NEE's condensed consolidated balance sheets. During the three and six months ended June 30, 2016, NEE recorded an approximately $17 million fair value adjustment to decrease the contingent holdback based on updated estimates associated with management's probability assessment. The fair value adjustment is included in other - net in NEE's condensed consolidated statements of income.

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

Spain Solar Projects - In March 2013 and May 2013, events of default occurred under the project-level financing agreements for the solar thermal facilities in Spain (Spain solar projects) as a result of changes of law that occurred in December 2012 and February 2013. These changes of law negatively affected the projected economics of the projects and caused the project-level financing to be unsupportable by expected future project cash flows. Under the project-level financing, events of default (including those discussed below) provide for, among other things, a right by the lenders (which they have not exercised) to accelerate the payment of the project-level debt. Accordingly, in 2013, the project-level debt and the associated derivative liabilities related to interest rate swaps were classified as current maturities of long-term debt and current derivative liabilities, respectively, on NEE's condensed consolidated balance sheets, and totaled $564 million and $118 million, respectively, as of June 30, 2016. In July 2013, the Spanish government published a new law that created a new economic framework for the Spanish renewable energy sector. Additional regulatory pronouncements from the Spanish government needed to complete and implement the framework were finalized in June 2014. Based on NEE's assessment, the regulatory pronouncements do not indicate a further impairment of the Spain solar projects. Since the third quarter of 2014, events of default have occurred under the project-level financing agreements related to certain debt service coverage ratio covenants not being met. The project-level subsidiaries have requested the lenders to waive the events of default related to the debt service coverage ratio.

Impairments recorded due to the changes of law caused the project-level subsidiaries in Spain to have a negative net equity position on their balance sheets, which requires them under Spanish law to commence liquidation proceedings if the net equity position is not restored to specified levels. Prior to 2015, Spanish law had provided an exemption applicable to the project-level subsidiaries that enabled the exclusion of asset-related impairments in the equity calculation. Such exemption was not granted for 2015, and therefore the project-level subsidiaries commenced liquidation on April 23, 2015. The liquidators are reviewing the liquidation balance sheets and inventory schedules and will make recommendations to NextEra Energy España, S.L. (NEE España), the NEER subsidiary in Spain that is the direct shareholder of the project-level subsidiaries, to either restructure the project-level debt or file for insolvency. The liquidation event could cause the lenders to seek to accelerate the payment of the project-related debt and/or foreclose on the project assets, which they have not done to date. However, as part of a settlement agreement reached in December 2013 between NEECH, NEE España, the project-level subsidiaries and the lenders, the future recourse of the lenders under the project-level financing is effectively limited to the letters of credit described below and to the assets of the project-level subsidiaries. Under the settlement agreement, the lenders, among other things, irrevocably waived events of default related to changes of law that existed at the time of the settlement as described above, and NEECH affiliates provided for the project-level subsidiaries to post approximately €37 million (approximately $41 million as of June 30, 2016) in letters of credit to fund operating and debt service reserves under the project-level financing, of which €14 million (approximately $16 million) has been drawn as of June 30, 2016. NEE España, the project-level subsidiaries and the lenders have been in negotiations to seek to restructure the project-level financing; however, there can be no assurance that the project-level financing will be successfully restructured or that the lenders will not exercise remedies available to them under the project financing agreements for, among other things, current and future events of default, if any, or for the commencement of liquidation by the project-level subsidiaries.

Legal Proceedings - In 1995 and 1996, NEE, through an indirect subsidiary, purchased from Adelphia Communications Corporation (Adelphia) 1,091,524 shares of Adelphia common stock and 20,000 shares of Adelphia preferred stock (convertible into 2,358,490 shares of Adelphia common stock) for an aggregate price of approximately $35,900,000. On January 29, 1999, Adelphia repurchased all of these shares for $149,213,130 in cash. In June 2004, Adelphia, Adelphia Cablevision, L.L.C. and the Official Committee of Unsecured Creditors of Adelphia filed a complaint against NEE and its indirect subsidiary in the U.S. Bankruptcy Court, Southern District of New York. The complaint alleges that the repurchase of these shares by Adelphia was a fraudulent transfer, in that at the time of the transaction Adelphia (i) was insolvent or was rendered insolvent, (ii) did not receive reasonably equivalent value in exchange for the cash it paid, and (iii) was engaged or about to engage in a business or transaction for which any property remaining with Adelphia had unreasonably small capital. The complaint seeks the recovery for the benefit of Adelphia's bankruptcy estate of

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

the cash paid for the repurchased shares, plus interest from January 29, 1999. NEE filed an answer to the complaint. NEE believes that the complaint is without merit because, among other reasons, Adelphia will be unable to demonstrate that (i) Adelphia's repurchase of shares from NEE, which repurchase was at the market value for those shares, was not for reasonably equivalent value, (ii) Adelphia was insolvent at the time of the stock repurchase, or (iii) the stock repurchase left Adelphia with unreasonably small capital. The trial was completed in May 2012 and closing arguments were heard in July 2012. In May 2014, the U.S. Bankruptcy Court, Southern District of New York, issued its decision after trial, finding, among other things, that Adelphia was not insolvent, or rendered insolvent, at the time of the stock repurchase. The bankruptcy court further ruled that Adelphia was not left with inadequate capital or equitably insolvent at the time of the stock repurchase. The decision after trial represented proposed findings of fact and conclusions of law which were subject to de novo review by the U.S. District Court for the Southern District of New York. In March 2015, the U.S. District Court issued a final order which effectively affirmed the findings of the U.S. Bankruptcy Court in NEE's favor. In April 2015, Adelphia filed an appeal of the final order to the U.S. Court of Appeals for the Second Circuit. In June 2016, the U.S. Court of Appeals for the Second Circuit affirmed the March 2015 judgment of the U.S. District Court.

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

	Three Months Ended June 30,
	2016						2015
	FPL	NEER(a)		Corporate and Other		NEE Consoli- dated	FPL	NEER(a)(b)		Corporate and Other(b)	NEE Consoli- dated
						(millions)
Operating revenues	$2,750	$970		$97		$3,817	$2,996	$1,267		$95	$4,358
Operating expenses	$1,922	$654		$72		$2,648	$2,216	$917		$79	$3,212
Net income (loss) attributable to NEE	$448	$234	(c)	$(142)	(d)	$540	$435	$276	(c)	$5	$716

	Six Months Ended June 30,
	2016						2015
	FPL	NEER(a)		Corporate and Other		NEE Consoli- dated	FPL	NEER(a)(b)		Corporate and Other(b)	NEE Consoli- dated
						(millions)
Operating revenues	$5,054	$2,411		$186		$7,651	$5,538	$2,729		$196	$8,463
Operating expenses	$3,512	$1,600		$136		$5,248	$4,091	$1,946		$150	$6,187
Net income (loss) attributable to NEE	$841	$458	(c)	$(106)	(d)	$1,193	$794	$556	(c)	$16	$1,366
———————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt. For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt. Residual NEECH corporate interest expense is included in Corporate and Other.

(b)	Amounts were adjusted to reflect the fourth quarter 2015 segment change related to natural gas pipeline projects.

(c)	See Note 4 for a discussion of NEER's tax benefits related to PTCs.

(d)	Reflects the adoption in the second quarter of 2016 of an accounting standards update. See Note 6 - Stock-Based Compensation.

	June 30, 2016				December 31, 2015
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$43,870	$39,052	$2,498	$85,420	$42,523	$37,647	$2,309	$82,479

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL. NEECH’s debentures and junior subordinated debentures including those that were registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended June 30,
	2016				2015
	NEE (Guarantor)(a)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,070	$2,747	$3,817	$—	$1,366	$2,992	$4,358
Operating expenses	(5)	(720)	(1,923)	(2,648)	(5)	(984)	(2,223)	(3,212)
Interest expense	—	(485)	(117)	(602)	(1)	(167)	(112)	(280)
Equity in earnings of subsidiaries	586	—	(586)	—	716	—	(716)	—
Other income - net	—	180	16	196	—	111	17	128
Income (loss) before income taxes	581	45	137	763	710	326	(42)	994
Income tax expense (benefit)	41	(100)	278	219	(6)	33	247	274
Net income (loss)	540	145	(141)	544	716	293	(289)	720
Less net income attributable to noncontrolling interests	—	4	—	4	—	4	—	4
Net income (loss) attributable to NEE	$540	$141	$(141)	$540	$716	$289	$(289)	$716

	Six Months Ended June 30,
	2016				2015
	NEE (Guarantor)(a)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$2,605	$5,046	$7,651	$—	$2,932	$5,531	$8,463
Operating expenses	(10)	(1,725)	(3,513)	(5,248)	(9)	(2,078)	(4,100)	(6,187)
Interest expense	(1)	(882)	(228)	(1,111)	(2)	(372)	(227)	(601)
Equity in earnings of subsidiaries	1,224	—	(1,224)	—	1,361	—	(1,361)	—
Other income - net	1	327	39	367	1	227	28	256
Income (loss) before income taxes	1,214	325	120	1,659	1,351	709	(129)	1,931
Income tax expense (benefit)	21	(70)	510	461	(15)	125	450	560
Net income (loss)	1,193	395	(390)	1,198	1,366	584	(579)	1,371
Less net income attributable to noncontrolling interests	—	5	—	5	—	5	—	5
Net income (loss) attributable to NEE	$1,193	$390	$(390)	$1,193	$1,366	$579	$(579)	$1,366
———————————————
(a)  Reflects the adoption in the second quarter of 2016 of an accounting standards update. See Note 6 - Stock-Based Compensation.
(b)  Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30,
	2016				2015
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$571	$172	$(172)	$571	$785	$358	$(358)	$785

	Six Months Ended June 30,
	2016				2015
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$1,278	$482	$(482)	$1,278	$1,402	$631	$(631)	$1,402
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	June 30, 2016				December 31, 2015
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$27	$36,633	$47,080	$83,740	$27	$34,921	$45,382	$80,330
Accumulated depreciation and amortization	(17)	(7,399)	(12,167)	(19,583)	(16)	(7,067)	(11,861)	(18,944)
Total property, plant and equipment - net	10	29,234	34,913	64,157	11	27,854	33,521	61,386
CURRENT ASSETS
Cash and cash equivalents	—	714	16	730	—	546	25	571
Receivables	73	1,824	776	2,673	90	1,510	665	2,265
Other	4	1,839	1,266	3,109	4	2,443	1,512	3,959
Total current assets	77	4,377	2,058	6,512	94	4,499	2,202	6,795
OTHER ASSETS
Investment in subsidiaries	22,966	—	(22,966)	—	22,544	—	(22,544)	—
Other	869	8,102	5,780	14,751	823	7,790	5,685	14,298
Total other assets	23,835	8,102	(17,186)	14,751	23,367	7,790	(16,859)	14,298
TOTAL ASSETS	$23,922	$41,713	$19,785	$85,420	$23,472	$40,143	$18,864	$82,479
CAPITALIZATION
Common shareholders' equity	$23,174	$7,465	$(7,465)	$23,174	$22,574	$6,990	$(6,990)	$22,574
Noncontrolling interests	—	708	—	708	—	538	—	538
Long-term debt	—	17,076	9,925	27,001	—	16,725	9,956	26,681
Total capitalization	23,174	25,249	2,460	50,883	22,574	24,253	2,966	49,793
CURRENT LIABILITIES
Debt due within one year	—	4,279	1,028	5,307	—	2,786	220	3,006
Accounts payable	1	1,118	655	1,774	4	1,919	606	2,529
Other	188	2,717	1,350	4,255	252	3,003	1,317	4,572
Total current liabilities	189	8,114	3,033	11,336	256	7,708	2,143	10,107
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	689	1,867	2,556	—	647	1,822	2,469
Deferred income taxes	84	2,304	7,733	10,121	157	2,396	7,274	9,827
Other	475	5,357	4,692	10,524	485	5,139	4,659	10,283
Total other liabilities and deferred credits	559	8,350	14,292	23,201	642	8,182	13,755	22,579
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$23,922	$41,713	$19,785	$85,420	$23,472	$40,143	$18,864	$82,479
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30,
	2016				2015
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$809	$1,084	$1,377	$3,270	$678	$851	$1,405	$2,934
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(3,866)	(2,200)	(6,066)	(1)	(2,180)	(1,628)	(3,809)
Capital contributions from NEE	(13)	—	13	—	(569)	—	569	—
Sale of independent power and other investments of NEER	—	396	—	396	—	34	—	34
Proceeds from the sale of a noncontrolling interest in subsidiaries	—	303	—	303	—	106	—	106
Other - net	—	(54)	(16)	(70)	—	(31)	(54)	(85)
Net cash used in investing activities	(13)	(3,221)	(2,203)	(5,437)	(570)	(2,071)	(1,113)	(3,754)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	2,509	—	2,509	—	1,621	85	1,706
Retirements of long-term debt	—	(963)	(33)	(996)	—	(1,373)	(30)	(1,403)
Proceeds from sale of differential membership interests	—	219	—	219	—	41	—	41
Payments to differential membership investors	—	(63)	—	(63)	—	(47)	—	(47)
Proceeds from notes payable	—	—	500	500	—	950	—	950
Repayments of notes payable	—	(12)	—	(12)	—	—	—	—
Net change in commercial paper	—	701	307	1,008	—	627	(948)	(321)
Issuances of common stock	43	—	—	43	630	—	—	630
Dividends on common stock	(803)	—	—	(803)	(683)	—	—	(683)
Contributions from (dividends to) NEE	—	(33)	33	—	—	(615)	615	—
Other - net	(36)	(53)	10	(79)	(55)	(42)	18	(79)
Net cash provided by (used in) financing activities	(796)	2,305	817	2,326	(108)	1,162	(260)	794
Net increase (decrease) in cash and cash equivalents	—	168	(9)	159	—	(58)	32	(26)
Cash and cash equivalents at beginning of period	—	546	25	571	—	562	15	577
Cash and cash equivalents at end of period	$—	$714	$16	$730	$—	$504	$47	$551
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves approximately 4.8 million customer accounts in Florida and is one of the largest rate-regulated electric utilities in the U.S., and NEER, which together with affiliated entities is the largest generator in North America of renewable energy from the wind and sun based on MWh produced. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER, and by Corporate and Other, which is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as other income and expense items, including interest expense, income taxes and eliminating entries (see Note 10 for additional segment information). The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2015 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share, assuming dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share, assuming dilution
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(millions)				(millions)
FPL	$448	$435	$0.96	$0.97	$841	$794	$1.81	$1.77
NEER(a)(b)	234	276	0.50	0.61	458	556	0.99	1.24
Corporate and Other(b)(c)	(142)	5	(0.30)	0.01	(106)	16	(0.23)	0.03
NEE	$540	$716	$1.16	$1.59	$1,193	$1,366	$2.57	$3.04
———————————————

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

(b)	NEER's and Corporate and Other's results for 2015 were retrospectively adjusted to reflect the fourth quarter segment change related to natural gas pipeline projects.

(c)
Reflects the adoption in the second quarter of 2016 of an accounting standards update; the six-months ended June 30, 2016 period also reflects the first-quarter 2016 impact of such adoption. See Note 6 - Stock-Based Compensation.

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

NEE, through NEER and Corporate and Other, segregate into two categories unrealized mark-to-market gains and losses on derivative transactions. The first category, referred to as non-qualifying hedges, represents certain energy derivative, interest rate derivative and foreign currency transactions entered into as economic hedges, which do not meet the requirements for hedge accounting, or for which hedge accounting treatment is not elected or has been discontinued. Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility because the economic offset to certain of the positions are generally not marked to market. As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions. For example, a gain (loss) in the non-qualifying hedge category for certain energy derivatives is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP. For this reason, NEE's management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance. The second category, referred to as trading activities, which is included in adjusted earnings, represents the net unrealized effect of actively traded positions entered into to take advantage of expected market price movements and all other commodity hedging activities. In January 2016, NEE discontinued hedge accounting for all of its remaining interest rate and foreign currency derivative instruments, which could result in increased volatility in the non-qualifying hedge category. In connection with discontinuing hedge accounting for all of its remaining interest rate and foreign currency derivative instruments, in May 2016, NEE also began recording changes in the fair value of interest rate derivatives entered into as economic hedges to offset expected future debt issuances as non-qualifying hedges. At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause. See Note 2.

In order to make period to period comparisons more meaningful, adjusted earnings also exclude the costs incurred associated with the proposed merger between NEE, HEI and two wholly owned direct subsidiaries of NEE, which was terminated effective July 16, 2016 (see Note 8 - Merger Termination), the after-tax operating results associated with the Spain solar projects, and the resolution of contingencies related to a previous asset sale which was recorded in the first quarter of 2016 as gains on disposal of assets - net in NEE's condensed consolidated statements of income. In April 2016, a subsidiary of NEER completed the sale of its ownership interest in the Texas natural gas generation facilities. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $254 million ($106 million after tax) was recorded in NEE's condensed consolidated statements of income during the three and six months ended June 30, 2016 and is included in taxes other than income taxes and other - net.

The following table provides details of the adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(millions)
Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity(a)	$(341)	$25	$(416)	$52
Income (loss) from OTTI after-tax losses on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals	$1	$(2)	$(4)	$(1)
After-tax operating results of NEER's Spain solar projects	$(1)	$1	$(4)	$(3)
After-tax merger-related expenses - Corporate and Other	$(2)	$(7)	$(4)	$(10)
After-tax gain on sale of the Texas natural gas generation facilities(b)	$106	$—	$106	$—
Resolution of contingencies related to a previous asset sale - NEER	$—	$—	$5	$—
———————————————

(a)
For the three months ended June 30, 2016 and 2015, approximately $242 million of losses and $23 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other. For the six months ended June 30, 2016 and 2015, approximately $323 million of losses and $45 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

(b)
Approximately $164 million of the gain was recorded in NEER's net income; the balance is included in Corporate and Other. See Note 8 - Assets and Liabilities Associated with Assets Held for Sale and Note 4.

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended June 30, 2016 was lower than the prior period by $176 million, reflecting lower results at NEER and Corporate and Other, partly offset by higher results at FPL. Net income attributable to NEE for the six months ended June 30, 2016 was lower than the prior period by $173 million, reflecting lower results at NEER and Corporate and Other, partly offset by higher results at FPL.

FPL's increase in net income for the three and six months ended June 30, 2016 was primarily driven by continued investments in plant in service and other property while earning an 11.50% regulatory ROE on its retail rate base.

NEER's results decreased for the three and six months ended June 30, 2016 reflecting net unrealized losses from non-qualifying hedge activity compared to the results of such hedges in the prior year periods, lower earnings on existing assets and higher interest and general and administrative expenses. These decreases were partly offset by the gain on the sale of the Texas natural gas generation facilities and contributions from new investments. The net unrealized losses from non-qualifying hedge activity includes approximately $50 million and $133 million for the three and six months ended June 30, 2016, respectively, of after-tax losses related to interest rate derivative instruments for which hedge accounting was discontinued in January 2016.

Corporate and Other's results decreased for the three and six months ended June 30, 2016 primarily due to net unrealized losses from non-qualifying hedge activity primarily associated with interest rate and foreign currency derivative instruments, as hedge accounting was discontinued in January 2016.

NEE's effective income tax rates for the three months ended June 30, 2016 and 2015 were approximately 29% and 28%, respectively. NEE's effective income tax rates for the six months ended June 30, 2016 and 2015 were approximately 28% and 29%, respectively. The rates for all periods reflect the benefit of PTCs for NEER's wind projects, as well as ITCs and deferred income tax benefits associated with convertible ITCs for solar and certain wind projects at NEER. PTCs, ITCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off. PTCs for the three months ended June 30, 2016 and 2015 were approximately $31 million and $37 million, respectively, and $73 million and $75 million for the comparable six-month periods. ITCs and deferred income tax benefits associated with convertible ITCs for the three months ended June 30, 2016 and 2015 were approximately $43 million and $34 million, respectively, and $79 million and $52 million for the comparable six-month periods. In addition, the rates for the three and six months ended June 30, 2016 reflect a consolidating income tax adjustment of approximately $58 million related to the sale of the Texas natural gas generation facilities and noncash income tax benefits of approximately $30 million ($26 million attributable to NEE) related to the Canadian tax restructuring. See Note 4.

FPL:  Results of Operations

FPL’s net income for the three months ended June 30, 2016 and 2015 was $448 million and $435 million, respectively, representing an increase of $13 million. FPL’s net income for the six months ended June 30, 2016 and 2015 was $841 million and $794 million, respectively, representing an increase of $47 million.

The use of reserve amortization is permitted by a January 2013 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2012 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In certain periods, reserve amortization must be reversed so as not to exceed the targeted ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and costs not allowed to be recovered from retail customers by the FPSC. During the three months ended June 30, 2016 and 2015, FPL recorded reserve amortization of approximately $16 million and the reversal of reserve amortization of $66 million, respectively. During the six months ended June 30, 2016 and 2015, FPL recorded reserve amortization of approximately $193 million and $33 million, respectively.

The $13 million increase in FPL's net income for the three months ended June 30, 2016 was primarily driven by:

•
higher earnings from investments in plant in service and other property of approximately $38 million. Such investments grew FPL's average retail rate base for the three months ended June 30, 2016 by approximately $2.4 billion, when compared to the same period last year, reflecting, among other things, the modernized Port Everglades power plant and ongoing transmission and distribution additions, partly offset by,

•	a decrease of approximately $13 million related to a provision for refund associated with FPL's investment in the Woodford Shale wells (see Cost Recovery Clauses).

The $47 million increase in FPL's net income for the six months ended June 30, 2016 was primarily driven by:

•
higher earnings from investments in plant in service and other property of approximately $55 million. Such investments grew FPL's average retail rate base for the six months ended June 30, 2016 by approximately $2.0 billion when compared to the same period last year, reflecting, among other things, the modernized Port Everglades power plant and ongoing transmission and distribution additions,

•	higher AFUDC - equity of $12 million, and

•	higher cost recovery clause earnings of $12 million primarily related to FPL's acquisition of Cedar Bay in September 2015, partly offset by,

•	a decrease of approximately $13 million related to a provision for refund associated with FPL's investment in the Woodford Shale wells (see Cost Recovery Clauses), and

•	higher nonrecoverable expenses of $11 million.

FPL's operating revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(millions)
Retail base	$1,517	$1,487	$2,708	$2,671
Fuel cost recovery	737	972	1,478	1,853
Net recognition of deferred retail fuel revenues	6	—	—	—
Net deferral of retail fuel revenues	—	—	(75)	—
Other cost recovery clauses and pass-through costs, net of any deferrals	372	417	714	780
Other, primarily wholesale and transmission sales, customer-related fees and pole attachment rentals	118	120	229	234
Total	$2,750	$2,996	$5,054	$5,538

Retail Base

Retail base revenues increased approximately $56 million and $64 million during the three and six months ended June 30, 2016, respectively, related to the modernized Port Everglades power plant that was placed in service on April 1, 2016; the annualized effect of such retail base rate increase assuming normal weather is approximately $216 million.

Retail Customer Usage and Growth
In the three and six months ended June 30, 2016, FPL experienced a 3.8% and 2.6% decrease, respectively, in average usage per retail customer and a 1.4% increase for both periods in the average number of customer accounts which collectively, together with other factors, resulted in a decrease in revenues of approximately $26 million and $27 million, respectively. Mild weather as compared to the same periods in 2015 contributed to the decreased revenues.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to solar and environmental projects, the unamortized balance of the regulatory asset associated with FPL's acquisition of Cedar Bay in September 2015 and nuclear capacity. The decrease in fuel cost recovery revenues for the three months ended June 30, 2016 is primarily due to a decrease of approximately $218 million related to a lower average fuel factor and a decrease of $21 million related to lower retail energy sales. The decrease in fuel cost recovery revenues for the six months ended June 30, 2016 is primarily due to a decrease of approximately $346 million related to a lower average fuel factor and lower revenues from interchange power sales of $24 million. Net recognition of deferred retail fuel revenues totaled $6 million during the three months ended June 30, 2016 due to the underrecovery of costs through rates largely due to an adjustment to the fuel factor in April 2016, partly offset by the provision for refund described below. Net deferral of retail fuel revenues totaled approximately $75 million during the six months ended June 30, 2016 due to the overrecovery of costs through rates prior to the April 2016 adjustment to the fuel factor largely related to lower natural gas costs than previously estimated, as well as the provision for refund described below.

Declines in revenues from other cost recovery clauses and pass-through costs were largely due to reductions in purchased power and capacity expenses associated with the capacity clause. Cost recovery clauses contributed approximately $20 million and $16 million to FPL’s net income for the three months ended June 30, 2016 and 2015, respectively, and $47 million and $35 million for the comparable six-month periods. The increase in both periods primarily relates to the acquisition of Cedar Bay in September 2015.

Provision for Refund
In March 2015, after receiving FPSC approval, a wholly owned subsidiary of FPL partnered with a third party to develop up to 38 natural gas production wells in the Woodford Shale region in southeastern Oklahoma and in return began receiving its ownership share of the natural gas produced from these wells. In May 2016, the Florida Supreme Court (Court) reversed the FPSC’s order approving FPL’s investment in the Woodford Shale wells because the Court concluded that the FPSC exceeded its statutory authority when approving recovery of FPL’s costs and investment in these wells. As of June 30, 2016, FPL recorded a provision for refund of approximately $21 million ($13 million after tax) associated with the Court’s decision. FPL’s wholly owned subsidiary, which is not subject to FPSC authority, plans to sell its future share of the natural gas produced from the Woodford Shale wells to third parties at market price. Also, in response to the Court's decision on the Woodford Shale order, the FPSC is currently in the process of vacating its July 2015 order approving a set of guidelines under which FPL could participate in additional natural gas production projects.

Other Items Impacting FPL's Condensed Consolidated Statements of Income

Fuel, Purchased Power and Interchange Expense
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(millions)
Fuel and energy charges during the period	$761	$968	$1,372	$1,744
Net recognition of deferred retail fuel costs	—	5	37	110
Other, primarily capacity charges, net of any capacity deferral	50	125	102	249
Total	$811	$1,098	$1,511	$2,103

The decrease in fuel and energy charges for the three and six months ended June 30, 2016 primarily reflects approximately $195 million and $350 million, respectively, of lower fuel and energy prices and $8 million and $18 million, respectively, related to lower energy sales. In addition, FPL recognized approximately $37 million of deferred retail fuel costs during the six months ended June 30, 2016 compared to recognition of $110 million of deferred retail fuel costs in the six months ended June 30, 2015. The decrease in other is primarily due to lower capacity fees in part related to the termination of certain long-term purchased power agreements, including the Cedar Bay purchased power agreement after FPL assumed ownership of Cedar Bay in September 2015.

O&M Expenses
FPL's O&M expenses increased $25 million and $62 million for the three and six months ended June 30, 2016, respectively, reflecting higher cost recovery clause costs of approximately $5 million and $18 million, respectively, which, as discussed above, do not have a significant impact on net income. Also, FPL’s O&M expenses for the three months ended June 30, 2016 reflect higher fossil generation costs and weather-related restoration costs, while FPL's O&M expenses for the six months ended June 30, 2016 reflect higher fossil generation costs, scheduled maintenance costs primarily due to timing, weather-related restoration costs and employee-related costs.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(millions)
Reserve reversal (amortization) recorded under the 2012 rate agreement	$(16)	$66	$(193)	$(33)
Other depreciation and amortization recovered under base rates	340	314	669	622
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	76	48	144	80
Total	$400	$428	$620	$669

The reserve amortization, or reversal of such amortization, reflects adjustments to the depreciation and fossil dismantlement reserve provided under the 2012 rate agreement in order to achieve the targeted regulatory ROE. At June 30, 2016, approximately $71 million of the reserve remains available for future amortization over the term of the 2012 rate agreement. Reserve amortization is recorded as a reduction to (or when reversed as an increase to) regulatory liabilities - accrued asset removal costs on the condensed consolidated balance sheets. The increase in other depreciation and amortization expense recovered under base rates for the three and six months ended June 30, 2016 is due to higher plant in service and other property balances. The increase in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization for the three and six months ended June 30, 2016 primarily relates to the amortization of a regulatory asset associated with the 2015 acquisition of Cedar Bay.

AFUDC - Equity
AFUDC - equity for the three and six months ended June 30, 2016 reflects additional AFUDC - equity recorded on construction expenditures associated with the peaker upgrade project and three solar PV projects. The additional AFUDC - equity was more than offset for the three months ended June 30, 2016 and partly offset for the six months ended June 30, 2016 by lower AFUDC - equity associated with the modernized Port Everglades power plant which was placed in service in April 2016.

FPL Rate Case

On March 15, 2016, FPL filed a petition with the FPSC requesting, among other things, an increase to base annual revenue requirements of (i) $866 million effective January 2017, (ii) $262 million effective January 2018, and (iii) $209 million effective when FPL's proposed natural gas-fired combined-cycle unit in Okeechobee County, Florida becomes operational, which is expected to occur in mid-2019. Under the proposed rate plan, FPL commits that if its requested adjustments to base annual revenue requirements are approved, it will not request a general increase in base rates that would be effective before January 1, 2021. FPL’s requested increases are based on a regulatory ROE of 11.50%, which includes a 50 basis point performance adder. Hearings on the base rate proceeding are scheduled during the third quarter of 2016 and a final decision is scheduled in the fourth quarter of 2016. The rate agreement currently in effect for FPL will expire at the end of December 2016, which coincides with FPL’s request for new rates to be effective at the beginning of January 2017.

Capital Initiatives

During the six months ended June 30, 2016, FPL began construction on three solar PV projects that are each expected to provide approximately 74 MW and received final approval to begin construction on a new approximately 1,600 MW natural gas-fired combine-cycle unit in Okeechobee County, Florida. In April 2016, FPL placed in service the modernized natural gas-fired combined-cycle unit at its Port Everglades power plant with approximately 1,237 MW of capacity. In addition, FPL has entered into a purchase agreement under which it will assume ownership of a 330 MW coal-fired generation facility located in Indiantown, Florida (see Note 9 - Contracts).

NEER: Results of Operations

NEER’s net income less net income attributable to noncontrolling interests for the three months ended June 30, 2016 and 2015 was $234 million and $276 million, respectively, representing a decrease of $42 million. NEER’s net income less net income attributable to noncontrolling interests for the six months ended June 30, 2016 and 2015 was $458 million and $556 million, respectively, representing a decrease of $98 million. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(millions)
New investments(a)	$90	$157
Existing assets(a)	(26)	(9)
Gas infrastructure(b)	(7)	(6)
Customer supply and proprietary power and gas trading(b)	(4)	(21)
Interest and other general and administrative expenses(c)	(8)	(32)
Other	14	17
Change in unrealized mark-to-market non-qualifying hedge activity(d)	(265)	(368)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	2	(4)
Operating results of the Spain solar projects(d)	(2)	(1)
Gain on sale of the Texas natural gas generation facilities(d)	164	164
Resolution of contingencies related to a previous asset sale(d)	—	5
Decrease in net income less net income attributable to noncontrolling interests	$(42)	$(98)
———————————————

(a)
Includes PTCs, ITCs and deferred income tax and other benefits associated with convertible ITCs for wind and solar projects, as applicable, as well as income tax benefits related to the Canadian tax restructuring, but excludes allocation of interest expense and corporate general and administrative expenses. Results from projects are included in new investments during the first twelve months of operation or ownership. An electric energy project's results are included in existing assets beginning with the thirteenth month of operation.

(b)	Excludes allocation of interest expense and corporate general and administrative expenses.

(c)	Includes differential membership interest costs.

(d)	See Overview - Adjusted Earnings for additional information.

New Investments

Results from new investments for the three months ended June 30, 2016 increased due to:

•
higher earnings of approximately $63 million, including the deferred income tax and other benefits associated with ITCs and convertible ITCs, related to the addition of approximately 1,204 MW of wind generation and 664 MW of solar generation during or after the three months ended June 30, 2015, and

•	higher earnings of approximately $27 million related to the acquisition of the Texas pipelines in October 2015 and additional investments in other natural gas pipeline projects.

Results from new investments for the six months ended June 30, 2016 increased due to:

•
higher earnings of approximately $112 million, including the deferred income tax and other benefits associated with ITCs and convertible ITCs, related to the addition of approximately 1,455 MW of wind generation and 664 MW of solar generation during or after the six months ended June 30, 2015, and

•	higher earnings of approximately $45 million related to the acquisition of the Texas pipelines and additional investments in other natural gas pipeline projects.

Existing Assets

Results from NEER's existing asset portfolio for the three months ended June 30, 2016 decreased primarily due to:

•
lower results from wind assets of approximately $14 million primarily related to lower state tax credits, PTC roll off and lower wind generation, offset in part by income tax benefits related to the Canadian tax restructuring, and

•	lower results from merchant natural gas and oil assets of $11 million primarily due to the sale of the Texas natural gas generation facilities (see Overview - Adjusted Earnings).

Results from NEER's existing asset portfolio for the six months ended June 30, 2016 decreased primarily due to:

•
lower results from nuclear assets of $16 million primarily due to lower gains on sales of securities held in NEER's nuclear decommissioning funds and outages at two nuclear plants, offset in part by favorable pricing, partly offset by,

•
higher results from wind assets of approximately $5 million primarily due to income tax benefits related to the Canadian tax restructuring and higher wind generation, offset in part by lower state tax credits, PTC roll off and an increase in the amount of earnings attributable to noncontrolling interest.

Gas Infrastructure

The decrease in gas infrastructure results for the three months ended June 30, 2016 is primarily due to unfavorable commodity prices. The decrease in gas infrastructure results for the six months ended June 30, 2016 is primarily due to unfavorable commodity prices, partly offset by gains from exiting the hedged positions on a number of future gas production opportunities; such gains were previously reflected in unrealized mark-to-market non-qualifying hedge activity. NEER continues to monitor its oil and gas producing properties for potential impairments due to low prices for oil and natural gas commodity products.

Customer Supply and Proprietary Power and Gas Trading

Results from customer supply and proprietary power and gas trading decreased for the three and six months ended June 30, 2016 primarily due to lower margins and less favorable market conditions as compared to the same periods in 2015.

Interest and Other General and Administrative Expenses

For the three and six months ended June 30, 2016, interest and other general and administrative expenses reflect higher borrowing and other costs to support the growth of the business.

Other Factors

Supplemental to the primary drivers of the changes in NEER's net income less net income attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended June 30, 2016 decreased $297 million primarily due to:

•	higher unrealized mark-to-market losses from non-qualifying commodity hedges ($284 million for the three months ended June 30, 2016 compared to $1 million for the comparable period in 2015), and

•
lower revenues from existing assets of approximately $143 million primarily reflecting the sale of the Texas natural gas generation facilities in April 2016 and lower revenues from wind assets due to unfavorable wind generation, partly offset by,

•	higher revenues from new investments of $115 million, and

•	higher revenues from the customer supply and proprietary power and gas trading business and the gas infrastructure business of $12 million.

Operating revenues for the six months ended June 30, 2016 decreased $318 million primarily due to:

•
unrealized mark-to-market losses from non-qualifying commodity hedges ($206 million of losses for the six months ended June 30, 2016 compared to $61 million of gains for the comparable period in 2015),

•
lower revenues from existing assets of approximately $217 million primarily reflecting the sale of the Texas natural gas generation facilities in April 2016, unfavorable market conditions at NEER's natural gas generation facilities and weather-related decrease in dispatch in the New England Power Pool (NEPOOL) region, offset in part by higher revenues from wind assets due to stronger wind resource, and

•	lower revenues from the customer supply and proprietary power and gas trading business and the gas infrastructure business of $26 million, partly offset by,

•	higher revenues from new investments of $193 million.

Operating Expenses
Operating expenses for the three months ended June 30, 2016 decreased $263 million primarily due to:

•	the $254 million gain on the sale of the Texas natural gas generation facilities, and

•	lower fuel expense of approximately $63 million and lower depreciation expense of $10 million primarily due to the sale of the Texas natural gas generation facilities in April 2016, partly offset by,

•	higher operating expenses associated with new investments of approximately $63 million.

Operating expenses for the six months ended June 30, 2016 decreased $346 million primarily due to:

•	the $254 million gain on the sale of the Texas natural gas generation facilities,

•
lower fuel expense of approximately $189 million primarily due to the sale of the Texas natural gas generation facilities in April 2016, a weather-related decrease in dispatch in the NEPOOL region and lower gas prices, and

•
lower depreciation expense of approximately $19 million primarily reflecting the absence of depreciation on the Texas natural gas generation facilities sold in April 2016, offset in part by higher depletion at the natural gas infrastructure business, partly offset by,

•	higher operating expenses associated with new investments of approximately $105 million, and

•	higher O&M expenses reflecting higher costs associated with growth in the NEER business.

Interest Expense
NEER’s interest expense for the three months ended June 30, 2016 increased approximately $145 million reflecting $114 million of unfavorable changes in the fair value of interest rate derivative instruments compared to $24 million of favorable changes in the comparable period in 2015. NEER’s interest expense for the six months ended June 30, 2016 increased approximately $343 million reflecting $310 million of unfavorable changes in the fair value of interest rate derivative instruments compared to $11 million of favorable changes in the comparable period in 2015. These increases primarily reflect the discontinuance of hedge accounting in January 2016 discussed above. Additionally, interest expense increased due to higher average debt balances.

Benefits Associated with Differential Membership Interests - net
Benefits associated with differential membership interests - net for all periods presented reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind projects, net of associated costs. The increase for the three and six months ended June 30, 2016 primarily relates to lower interest costs associated with the ongoing paydown of the differential membership interest obligations, sales of differential membership interests and increased results of the underlying wind projects.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased for the three and six months ended June 30, 2016 primarily due to increased earnings from NEER's investments in natural gas pipeline projects as construction continues and NEER's investment in a wind project that was placed in service in the fourth quarter of 2015.

Other - net
Other - net for the three and six months ended June 30, 2016 primarily reflects a fair value adjustment of approximately $17 million to decrease the contingent holdback associated with the acquisition of the Texas pipelines. See Note 9 - Contracts.

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

Capital Initiatives

During the six months ended June 30, 2016, NEER placed into service approximately 100 MW of new wind generation and 400 MW of new solar generation. Additionally, on April 1, 2016, NEER increased its ownership interest in the Sabal Trail natural gas pipeline project (see Note 9 - Contracts). NEER expects to add new contracted wind generation of approximately 1,500 MW and new contracted solar generation of approximately 1,000 MW in 2016, including the 100 MW of wind and 400 MW of solar discussed above, which will bring NEER's 2015-2016 renewables development program to approximately 4,000 MW.

Sale of Assets to NEP

In March 2016, indirect subsidiaries of NEER sold two wind generation facilities with a combined generating capacity of approximately 299 MW located in Oklahoma to indirect subsidiaries of NEP.

In July 2016, an indirect subsidiary of NEER sold two wind generation facilities with a combined generating capacity of approximately 285 MW located in Kansas and California to an indirect subsidiary of NEP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(millions)
Interest expense, net of allocations to NEER	$(128)	$(22)	$(146)	$(43)
Interest income	8	8	16	16
Federal and state income tax benefits (expenses)(a)	(47)	9	(24)	15
Merger-related expenses	(2)	(7)	(4)	(10)
Other - net	27	17	52	38
Net income (loss)	$(142)	$5	$(106)	$16
———————————————

(a)
Reflects the adoption in the second quarter of 2016 of an accounting standards update; the six-months ended June 30, 2016 period also reflects the first-quarter 2016 impact of such adoption. See Note 6 - Stock-Based Compensation.

The increase in interest expense, net of allocations to NEER, for the three and six months ended June 30, 2016 primarily reflects net after-tax unrealized losses on interest rate and foreign currency derivative instruments, as hedge accounting was discontinued in January 2016, and foreign currency transaction losses. See Note 2. The federal and state income tax benefits (expenses) for all periods presented reflect consolidating income tax adjustments including, in 2016, an approximately $58 million income tax charge related to the sale of the Texas natural gas generation facilities. See Note 4. Other includes all other corporate income and expenses, as well as other business activities.

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

Cash Flows

Sources and uses of NEE's and FPL's cash for the six months ended June 30, 2016 and 2015 were as follows:

	NEE		FPL
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(millions)
Sources of cash:
Cash flows from operating activities	$3,270	$2,934	$2,323	$2,032
Long-term borrowings	2,509	1,706	—	85
Proceeds from the sale of differential membership interests	219	41	—	—
Sale of independent power and other investments of NEER	396	34	—	—
Capital contribution from NEE	—	—	—	550
Issuances of common stock - net	43	630	—	—
Net increase in short-term debt	1,496	629	807	—
Proceeds from the sale of a noncontrolling interest in subsidiaries	303	106	—	—
Other sources - net	—	1	34	4
Total sources of cash	8,236	6,081	3,164	2,671
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(6,066)	(3,809)	(2,199)	(1,628)
Retirements of long-term debt	(996)	(1,403)	(33)	(31)
Net decrease in short-term debt	—	—	—	(948)
Dividends	(803)	(683)	(900)	—
Payments to differential membership investors	(63)	(47)	—	—
Other uses - net	(149)	(165)	(41)	(40)
Total uses of cash	(8,077)	(6,107)	(3,173)	(2,647)
Net increase (decrease) in cash and cash equivalents	$159	$(26)	$(9)	$24

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. The following table provides a summary of the major capital investments for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
	(millions)
FPL:
Generation:
New	$727	$340
Existing	292	354
Transmission and distribution	970	711
Nuclear fuel	70	79
General and other	128	136
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	12	8
Total	2,199	1,628
NEER:
Wind	1,791	618
Solar	1,209	806
Nuclear, including nuclear fuel	113	162
Natural gas pipelines	412	97
Other	239	465
Total	3,764	2,148
Corporate and Other	103	33
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$6,066	$3,809

Liquidity

At June 30, 2016, NEE's total net available liquidity was approximately $6.5 billion, of which FPL's portion was approximately $2.2 billion. The table below provides the components of FPL's and NEECH's net available liquidity at June 30, 2016:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,000	$4,850	$7,850	2017 - 2021	2016 - 2021
Issued letters of credit	(3)	(421)	(424)
	2,997	4,429	7,426

Revolving credit facilities	200	810	1,010	2017 - 2018	2016 - 2020
Borrowings	—	(775)	(775)
	200	35	235

Letter of credit facilities(b)	—	650	650		2017
Issued letters of credit	—	(399)	(399)
	—	251	251

Subtotal	3,197	4,715	7,912

Cash and cash equivalents	14	714	728
Outstanding commercial paper and notes payable	(963)	(1,219)	(2,182)
Net available liquidity	$2,248	$4,210	$6,458
———————————————

(a)
Provide for the funding of loans up to $7,850 million ($3,000 million for FPL) and the issuance of letters of credit up to $3,450 million ($670 million for FPL). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s bank revolving line of credit facilities are also available to support the purchase of $718 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bond holders and not remarketed prior to maturity. Approximately $2,255 million of FPL's and $3,700 million of NEECH's bank revolving line of credit facilities expire in 2021.

(b)	Only available for the issuance of letters of credit.

Additionally, at June 30, 2016, certain subsidiaries of NEP had credit or loan facilities with available liquidity as set forth in the table below.

	Amount	Amount Remaining Available at June 30, 2016	Rate	Maturity Date	Related Project Use
	(millions)
Senior secured revolving credit facility(a)	$250	$175	Variable	2019	Working capital, expansion projects, acquisitions and general business purposes
Senior secured limited-recourse revolving loan facility(b)	$150	$150	Variable	2020	General business purposes
———————————————

(a)
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

(b)
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

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE, including FPL, issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s or FPL’s consolidated subsidiaries, as discussed in more detail below. NEE and FPL are not required to recognize liabilities associated with guarantee arrangements issued on behalf of their consolidated subsidiaries unless it becomes probable that they will be required to perform. At June 30, 2016, NEE and FPL believe it is unlikely that they would be required to perform under, or otherwise incur any losses associated with, these guarantee arrangements.

As of June 30, 2016, NEE subsidiaries had approximately $2.2 billion in guarantees related primarily to equity contribution agreements associated with the development, construction and financing of certain power generation facilities, engineering, procurement and construction agreements and natural gas pipeline development projects. In addition, as of June 30, 2016, NEE subsidiaries had approximately $5.8 billion in guarantees ($20 million for FPL) related to indemnifications associated with asset divestitures, obligations under purchased power agreements, nuclear-related activities, the payment obligations related to renewable tax credits and the non-receipt of proceeds from cash grants under the Recovery Act, as well as other types of contractual obligations.

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements. As of June 30, 2016, these guarantees totaled approximately $799 million and support, among other things, required cash management reserves, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. As of June 30, 2016, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at June 30, 2016) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled $728 million.

As of June 30, 2016, subsidiaries of NEE also had approximately $1.0 billion of standby letters of credit ($3 million for FPL) and approximately $329 million of surety bonds ($65 million for FPL) to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

Stock-Based Compensation - During the second quarter of 2016, NEE early adopted the provisions of the accounting standards update related to the accounting for employee share-based payment awards. See Note 6 - Stock-Based Compensation.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2016 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended June 30, 2016
Fair value of contracts outstanding at March 31, 2016	$447	$1,294	$(250)	$1,491
Reclassification to realized at settlement of contracts	(58)	(141)	111	(88)
Inception value of new contracts	10	(1)	—	9
Net option premium purchases (issuances)	(6)	—	—	(6)
Changes in fair value excluding reclassification to realized	52	(142)	178	88
Fair value of contracts outstanding at June 30, 2016	445	1,010	39	1,494
Net margin cash collateral paid (received)				(314)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2016	$445	$1,010	$39	$1,180

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Six months ended June 30, 2016
Fair value of contracts outstanding at December 31, 2015	$359	$1,185	$(218)	$1,326
Reclassification to realized at settlement of contracts	(73)	(280)	187	(166)
Inception value of new contracts	19	17	—	36
Net option premium purchases (issuances)	(13)	3	—	(10)
Changes in fair value excluding reclassification to realized	153	85	70	308
Fair value of contracts outstanding at June 30, 2016	445	1,010	39	1,494
Net margin cash collateral paid (received)				(314)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2016	$445	$1,010	$39	$1,180

NEE's total mark-to-market energy contract net assets (liabilities) at June 30, 2016 shown above are included on the condensed consolidated balance sheets as follows:

June 30, 2016
(millions)
Current derivative assets	$553
Noncurrent derivative assets	1,200
Current derivative liabilities	(244)
Noncurrent derivative liabilities	(329)
NEE's total mark-to-market energy contract net assets	$1,180

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2016 were as follows:

	Maturity
	2016	2017	2018	2019	2020	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(17)	$37	$14	$9	$1	$—	$44
Significant other observable inputs	15	51	49	15	6	—	136
Significant unobservable inputs	110	86	8	(1)	17	45	265
Total	108	174	71	23	24	45	445
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	2	(9)	6	4	—	—	3
Significant other observable inputs	137	163	96	88	68	69	621
Significant unobservable inputs	16	50	41	35	37	207	386
Total	155	204	143	127	105	276	1,010
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(16)	56	—	—	—	—	40
Significant unobservable inputs	—	(1)	—	—	—	—	(1)
Total	(16)	55	—	—	—	—	39
Total sources of fair value	$247	$433	$214	$150	$129	$321	$1,494

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2015	$—	$3	$3	$51	$44	$23	$51	$46	$25
June 30, 2016	$—	$2	$2	$23	$32	$28	$23	$32	$29
Average for the three months ended June 30, 2016	$—	$2	$2	$27	$33	$29	$27	$33	$30
———————————————

(a)
Non-qualifying hedges are employed to reduce the market risk exposure to physical assets or contracts which are not marked to market. The VaR figures for the non-qualifying hedges and hedges in FPL cost recovery clauses category do not represent the economic exposure to commodity price movements.

Interest Rate Risk

NEE's and FPL's financial results are exposed to risk resulting from changes in interest rates as a result of their respective outstanding and expected future issuances of debt, investments in special use funds and other investments. NEE and FPL manage their respective interest rate exposure by monitoring current interest rates, entering into interest rate contracts and using a combination of fixed rate and variable rate debt. Interest rate contracts are used to mitigate and adjust interest rate exposure when deemed appropriate based upon market conditions or when required by financing agreements.

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	June 30, 2016			December 31, 2015
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,912	$1,912	(a)	$1,789	$1,789	(a)
Other investments:
Debt securities	$128	$128	(a)	$124	$124	(a)
Primarily notes receivable	$520	$781	(b)	$512	$722	(b)
Long-term debt, including current maturities	$30,122	$32,747	(c)	$28,897	$30,412	(c)
Interest rate contracts - net unrealized losses	$(690)	$(690)	(d)	$(285)	$(285)	(d)
FPL:
Fixed income securities - special use funds	$1,466	$1,466	(a)	$1,378	$1,378	(a)
Long-term debt, including current maturities	$9,991	$11,894	(c)	$10,020	$11,028	(c)
———————————————

(a)	Primarily estimated using quoted market prices for these or similar issues.

(b)	Primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

As of June 30, 2016, NEE had interest rate contracts with a notional amount of approximately $13.7 billion related to outstanding and expected future debt issuances and borrowings, of which approximately $12.1 billion manages exposure to the variability of cash flows associated with outstanding and expected future debt issuances of variable-rate debt instruments at NEECH and NEER. The remaining $1.6 billion of notional amount of interest rate contracts effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $1,300 million ($449 million for FPL) at June 30, 2016.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,719 million and $2,674 million ($1,627 million and $1,598 million for FPL) at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $253 million ($151 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. As of June 30, 2016, approximately 94% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of June 30, 2016.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

NEE and FPL are parties to various legal and regulatory proceedings in the ordinary course of their respective businesses. For information regarding legal proceedings, see Item 3. Legal Proceedings and Note 14 - Legal Proceedings to Consolidated Financial Statements in the 2015 Form 10-K and Note 9 - Legal Proceedings herein. Such descriptions are incorporated herein by reference.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Information regarding purchases made by NEE of its common stock during the three months ended June 30, 2016 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
4/1/16 - 4/30/16	—	$—	—	13,274,748
5/1/16 - 5/31/16	1,138	$120.76	—	13,274,748
6/1/16 - 6/30/16	471	$124.00	—	13,274,748
Total	1,609	$121.71	—
————————————

(a)
Includes: (1) in May 2016, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in June 2016, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP) to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 5. Other Information

(a)	None

(b)	None

(c)	Other events

(i)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL Sources of Generation - Nuclear Operations - Projects to Add Additional Capacity in the 2015 Form 10-K.

FPL continues to move forward with the licensing process on two additional nuclear units at its Turkey Point site with an expected total generating capacity of approximately 2,200 MW. The NRC's decision regarding the issuance of the licenses for the two units is expected in late-2017. FPL has not set new target in-service dates for the two units.

(ii)	Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL Sources of Generation - Nuclear Operations - Spent Nuclear Fuel in the 2015 Form 10-K.

In June 2016, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) upheld the NRC's Continued Storage of Spent Nuclear Fuel Rule and its determination that licensees can safely store spent nuclear fuel at nuclear power plants indefinitely. In July 2016, petitioners filed for a rehearing before the entire panel of the D.C. Circuit judges.

(iii)
Reference is made to Item 1. Business - NEE's Operating Subsidiaries - NEER - Generation and Other Operations - NEER Fuel/Technology Mix - Policy Incentives for Renewable Energy Projects in the 2015 Form 10-K.

In early May 2016, the Internal Revenue Service (IRS) issued guidance on the IRS's December 2015 extension and phase-down of the PTC and ITC for wind facilities. In general, the guidance modifies and extends the safe harbor for the continuous efforts and continuous construction requirements to four years compared to two years under the previous guidance. The safe harbor will generally be satisfied if the facility is placed in service no more than four calendar years after the calendar year in which construction of the facility begins. The IRS also confirmed that retrofitted wind facilities may re-qualify for PTCs or ITCs pursuant to the five percent safe harbor for the begin construction requirement, as long as the cost of the new investment is at least 80% of the facility’s total value. The IRS is expected to issue separate guidance in the future related to the extension of the ITC for solar facilities.

(iv)	Reference is made to Item 1. Business - NEE Environmental Matters - Clean Water Act Section 316(b) in the 2015 Form 10-K.

Final briefs regarding the petitions filed for review of the EPA's final rule under Section 316(b) of the Clean Water Act are due to be filed with the U.S. Court of Appeals for the Second Circuit in February 2017. The date for oral argument has not been set.

(v)	Reference is made to Item 1. Business - NEE Environmental Matters - Regulation of GHG Emissions in the 2015 Form 10-K.

In May 2016, the D.C. Circuit postponed oral argument on challenges to the Clean Power Plan until September 2016, at which time the oral argument will be heard before the entire panel of the D.C. Circuit judges.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4(a)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated June 7, 2016, creating the Series K Junior Subordinated Debentures due June 1, 2076 (filed as Exhibit 4 to Form 8-K dated June 7, 2016, File No. 1-8841)
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

Date: July 28, 2016

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