Form 10-Q
period 2016-09-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2016-11-01
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding as of September 30, 2016: 467,267,977

Number of shares of Florida Power & Light Company common stock, without par value, outstanding as of September 30, 2016, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

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

Nuclear Generation Risks

•
The construction, operation and maintenance of NEER's and FPL's nuclear generation facilities involve environmental, health and financial risks that could result in fines or the closure of the facilities and in increased costs and capital expenditures.

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

•
NEER's and FPL's nuclear units are periodically removed from service to accommodate normal refueling and maintenance outages, and for other purposes. If planned outages last longer than anticipated or if there are unplanned outages, NEE's and FPL's results of operations and financial condition could be materially adversely affected.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
OPERATING REVENUES	$4,805	$4,954	$12,457	$13,417
OPERATING EXPENSES
Fuel, purchased power and interchange	1,217	1,472	3,105	4,151
Other operations and maintenance	833	819	2,474	2,353
Merger-related	123	7	129	20
Depreciation and amortization	983	798	2,262	2,082
Taxes other than income taxes and other - net	370	377	805	1,054
Total operating expenses	3,526	3,473	8,775	9,660
OPERATING INCOME	1,279	1,481	3,682	3,757
OTHER INCOME (DEDUCTIONS)
Interest expense	(369)	(311)	(1,480)	(912)
Benefits associated with differential membership interests - net	59	40	220	151
Equity in earnings of equity method investees	70	51	147	87
Allowance for equity funds used during construction	20	20	62	48
Interest income	23	22	61	65
Gains on disposal of assets - net	9	15	36	42
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(2)	(24)	(19)	(32)
Revaluation of contingent consideration	101	—	118	—
Other - net	17	8	40	27
Total other deductions - net	(72)	(179)	(815)	(524)
INCOME BEFORE INCOME TAXES	1,207	1,302	2,867	3,233
INCOME TAXES	418	421	879	981
NET INCOME	789	881	1,988	2,252
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	36	2	42	7
NET INCOME ATTRIBUTABLE TO NEE	$753	$879	$1,946	$2,245
Earnings per share attributable to NEE:
Basic	$1.63	$1.94	$4.21	$5.02
Assuming dilution	$1.62	$1.93	$4.19	$4.97
Dividends per share of common stock	$0.87	$0.77	$2.61	$2.31
Weighted-average number of common shares outstanding:
Basic	463.3	454.1	461.7	447.3
Assuming dilution	466.0	456.0	464.7	451.3

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET INCOME	$789	$881	$1,988	$2,252
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $55 and $55 tax benefit, respectively)	—	(97)	—	(107)
Reclassification from accumulated other comprehensive loss to net income (net of $3, less than $1, $26 and $16 tax expense, respectively)	17	11	53	50
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $23 tax expense, $30 tax benefit, $42 tax expense and $26 tax benefit, respectively)	31	(38)	56	(33)
Reclassification from accumulated other comprehensive loss to net income (net of $2, $7, $6 and $16 tax benefit, respectively)	(2)	(8)	(8)	(21)
Defined benefit pension and other benefits plans (net of $4 and $10 tax benefit, respectively)	—	—	(7)	(16)
Net unrealized gains (losses) on foreign currency translation (net of $1 tax expense, $21, $2 and $4 tax benefit, respectively)	(9)	(33)	19	(5)
Other comprehensive income (loss) related to equity method investee (net of $0, $2, $3 and $1 tax benefit, respectively)	3	(3)	(1)	(2)
Total other comprehensive income (loss), net of tax	40	(168)	112	(134)
COMPREHENSIVE INCOME	829	713	2,100	2,118
LESS COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	30	(1)	22	1
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$799	$714	$2,078	$2,117

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	September 30, 2016	December 31, 2015
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$76,559	$72,606
Nuclear fuel	2,154	2,067
Construction work in progress	7,150	5,657
Accumulated depreciation and amortization	(20,246)	(18,944)
Total property, plant and equipment - net ($12,331 and $7,966 related to VIEs, respectively)	65,617	61,386
CURRENT ASSETS
Cash and cash equivalents	681	571
Customer receivables, net of allowances of $13 and $13, respectively	1,921	1,784
Other receivables	938	481
Materials, supplies and fossil fuel inventory	1,309	1,259
Regulatory assets:
Derivatives	—	218
Other	301	285
Derivatives	612	712
Assets held for sale	526	1,009
Other	459	476
Total current assets	6,747	6,795
OTHER ASSETS
Special use funds	5,450	5,138
Other investments ($483 related to a VIE at September 30, 2016)	2,380	1,786
Prepaid benefit costs	1,225	1,155
Regulatory assets:
Purchased power agreement termination	658	726
Other ($84 and $128 related to a VIE, respectively)	1,114	1,052
Derivatives	1,394	1,202
Other	3,279	3,239
Total other assets	15,500	14,298
TOTAL ASSETS	$87,864	$82,479
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 467 and 461, respectively)	$5	$5
Additional paid-in capital	9,039	8,596
Retained earnings	14,899	14,140
Accumulated other comprehensive loss	(36)	(167)
Total common shareholders' equity	23,907	22,574
Noncontrolling interests	962	538
Total equity	24,869	23,112
Long-term debt ($5,368 and $684 related to VIEs, respectively)	28,195	26,681
Total capitalization	53,064	49,793
CURRENT LIABILITIES
Commercial paper	628	374
Notes payable	490	412
Current maturities of long-term debt	2,364	2,220
Accounts payable	2,800	2,529
Customer deposits	469	473
Accrued interest and taxes	861	449
Derivatives	377	882
Accrued construction-related expenditures	781	921
Liabilities associated with assets held for sale	456	992
Other	1,230	855
Total current liabilities	10,456	10,107
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,637	2,469
Deferred income taxes	10,582	9,827
Regulatory liabilities:
Accrued asset removal costs	1,940	1,930
Asset retirement obligation regulatory expense difference	2,290	2,182
Other	507	494
Derivatives	999	530
Deferral related to differential membership interests - VIEs	3,274	3,142
Other	2,115	2,005
Total other liabilities and deferred credits	24,344	22,579
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$87,864	$82,479
This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,988	$2,252
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,262	2,082
Nuclear fuel and other amortization	275	280
Unrealized losses (gains) on marked to market derivative contracts - net	369	(393)
Foreign currency transaction losses	99	—
Deferred income taxes	766	848
Cost recovery clauses and franchise fees	111	114
Purchased power agreement termination	—	(521)
Benefits associated with differential membership interests - net	(220)	(151)
Allowance for equity funds used during construction	(62)	(48)
Gains on sale and disposal of assets - net	(291)	(39)
Other - net	(116)	133
Changes in operating assets and liabilities:
Customer and other receivables	(150)	(123)
Materials, supplies and fossil fuel inventory	(59)	(52)
Other current assets	5	(56)
Other assets	(17)	(28)
Accounts payable and customer deposits	54	(131)
Margin cash collateral	(142)	(79)
Income taxes	48	45
Interest and other taxes	384	386
Other current liabilities	18	83
Other liabilities	(28)	(89)
Net cash provided by operating activities	5,294	4,513
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,976)	(2,440)
Independent power and other investments of NEER	(4,610)	(2,870)
Nuclear fuel purchases	(194)	(310)
Other capital expenditures and other investments	(149)	(56)
Sale of independent power and other investments of NEER	395	34
Proceeds from sale or maturity of securities in special use funds and other investments	2,635	3,751
Purchases of securities in special use funds and other investments	(2,711)	(3,872)
Proceeds from sale of a noncontrolling interest in subsidiaries	645	319
Other - net	(18)	(33)
Net cash used in investing activities	(6,983)	(5,477)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	4,644	3,462
Retirements of long-term debt	(2,654)	(3,097)
Proceeds from differential membership investors	328	46
Payments to differential membership investors	(84)	(68)
Proceeds from notes payable	500	1,450
Repayments of notes payable	(362)	(313)
Net change in commercial paper	254	(116)
Issuances of common stock - net	528	1,274
Dividends on common stock	(1,205)	(1,031)
Other - net	(150)	(39)
Net cash provided by financing activities	1,799	1,568
Net increase in cash and cash equivalents	110	604
Cash and cash equivalents at beginning of period	571	577
Cash and cash equivalents at end of period	$681	$1,181
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$2,655	$1,840
Increase in property, plant and equipment as a result of a settlement	$(70)	$(5)
Proceeds from differential membership investors used to reduce debt	$100	$—

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2015	461	$5	$8,597	$(1)	$(167)	$14,140	$22,574	$538	$23,112
Net income	—	—	—	—	—	1,946	1,946	42
Issuances of common stock, net of issuance cost of less than $1	5	—	523	—	—	—	523	—
Exercise of stock options and other incentive plan activity	1	—	57	—	—	—	57	—
Dividends on common stock	—	—	—	—	—	(1,205)	(1,205)	—
Earned compensation under ESOP	—	—	38	1	—	—	39	—
Premium on equity units	—	—	(200)	—	—	—	(200)	—
Other comprehensive income(loss)	—	—	—	—	131	—	131	(19)
Issuance costs of equity units	—	—	(25)	—	—	—	(25)	—
Sale of NEER assets to NEP	—	—	49	—	—	—	49	440
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(37)
Other changes in noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(2)
Adoption of accounting standards update	—	—	—	—	—	18	18	—
Balances, September 30, 2016	467	$5	$9,039	$—	$(36)	$14,899	$23,907	$962	$24,869

	Common Stock		Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2014	443	$4	$7,193	$(14)	$(40)	$12,773	$19,916	$252	$20,168
Net income	—	—	—	—	—	2,245	2,245	7
Issuances of common stock, net of issuance cost of less than $1	17	1	1,289	3	—	—	1,293	—
Exercise of stock options and other incentive plan activity	1	—	58	—	—	—	58	—
Dividends on common stock	—	—	—	—	—	(1,031)	(1,031)	—
Earned compensation under ESOP	—	—	31	5	—	—	36	—
Premium on equity units	—	—	(80)	—	—	—	(80)	—
Other comprehensive loss	—	—	—	—	(128)	—	(128)	(6)
Issuance costs of equity units	—	—	(25)	—	—	—	(25)	—
Sale of NEER assets to NEP	—	—	34	—	—	—	34	261
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13)
Other changes in noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	7
Balances, September 30, 2015	461	$5	$8,500	$(6)	$(168)	$13,987	$22,318	$508	$22,826

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
OPERATING REVENUES	$3,283	$3,274	$8,337	$8,812
OPERATING EXPENSES
Fuel, purchased power and interchange	1,045	1,195	2,556	3,298
Other operations and maintenance	403	410	1,203	1,147
Depreciation and amortization	587	485	1,207	1,154
Taxes other than income taxes and other - net	327	329	908	910
Total operating expenses	2,362	2,419	5,874	6,509
OPERATING INCOME	921	855	2,463	2,303
OTHER INCOME (DEDUCTIONS)
Interest expense	(114)	(110)	(342)	(337)
Allowance for equity funds used during construction	17	20	55	46
Other - net	—	(2)	3	(1)
Total other deductions - net	(97)	(92)	(284)	(292)
INCOME BEFORE INCOME TAXES	824	763	2,179	2,011
INCOME TAXES	309	274	823	728
NET INCOME(a)	$515	$489	$1,356	$1,283
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	September 30, 2016	December 31, 2015
ELECTRIC UTILITY PLANT AND OTHER PROPERTY
Plant in service and other property	$43,700	$41,227
Nuclear fuel	1,333	1,306
Construction work in progress	2,817	2,850
Accumulated depreciation and amortization	(12,406)	(11,862)
Total electric utility plant and other property - net	35,444	33,521
CURRENT ASSETS
Cash and cash equivalents	46	23
Customer receivables, net of allowances of $4 and $3, respectively	1,013	849
Other receivables	112	123
Materials, supplies and fossil fuel inventory	868	826
Regulatory assets:
Derivatives	—	218
Other	300	284
Other	146	184
Total current assets	2,485	2,507
OTHER ASSETS
Special use funds	3,706	3,504
Prepaid benefit costs	1,286	1,243
Regulatory assets:
Purchased power agreement termination	658	726
Other ($84 and $128 related to a VIE, respectively)	854	787
Other	184	235
Total other assets	6,688	6,495
TOTAL ASSETS	$44,617	$42,523
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	7,732	7,733
Retained earnings	6,503	6,447
Total common shareholder's equity	15,608	15,553
Long-term debt ($143 and $210 related to a VIE, respectively)	9,846	9,956
Total capitalization	25,454	25,509
CURRENT LIABILITIES
Commercial paper	464	56
Notes payable	450	100
Current maturities of long-term debt	67	64
Accounts payable	759	664
Customer deposits	464	469
Accrued interest and taxes	785	279
Derivatives	5	222
Accrued construction-related expenditures	245	240
Other	462	355
Total current liabilities	3,701	2,449
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,890	1,822
Deferred income taxes	8,349	7,730
Regulatory liabilities:
Accrued asset removal costs	1,928	1,921
Asset retirement obligation regulatory expense difference	2,290	2,182
Other	508	492
Other	497	418
Total other liabilities and deferred credits	15,462	14,565
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$44,617	$42,523

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,356	$1,283
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,207	1,154
Nuclear fuel and other amortization	167	160
Deferred income taxes	569	107
Cost recovery clauses and franchise fees	111	114
Purchased power agreement termination	—	(521)
Allowance for equity funds used during construction	(55)	(46)
Other - net	23	54
Changes in operating assets and liabilities:
Customer and other receivables	(169)	(250)
Materials, supplies and fossil fuel inventory	(42)	(39)
Other current assets	26	(49)
Other assets	12	(41)
Accounts payable and customer deposits	94	32
Income taxes	150	366
Interest and other taxes	369	357
Other current liabilities	66	28
Other liabilities	(94)	(41)
Net cash provided by operating activities	3,790	2,668
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,976)	(2,440)
Nuclear fuel purchases	(121)	(178)
Proceeds from sale or maturity of securities in special use funds	1,775	3,099
Purchases of securities in special use funds	(1,836)	(3,149)
Other - net	32	(86)
Net cash used in investing activities	(3,126)	(2,754)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	150	85
Retirements of long-term debt	(262)	(550)
Proceeds from notes payable	500	—
Repayments of notes payable	(150)	—
Net change in commercial paper	408	(896)
Capital contribution from NEE	—	1,454
Dividends to NEE	(1,300)	—
Other - net	13	9
Net cash provided by (used in) financing activities	(641)	102
Net increase in cash and cash equivalents	23	16
Cash and cash equivalents at beginning of period	23	14
Cash and cash equivalents at end of period	$46	$30
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$475	$355

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

The components of net periodic (income) cost for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(millions)
Service cost	$16	$17	$—	$1	$47	$53	$1	$2
Interest cost	26	23	3	3	78	72	10	10
Expected return on plan assets	(65)	(63)	—	—	(195)	(190)	—	(1)
Amortization of prior service (benefit) cost	—	—	—	(1)	1	1	(2)	(2)
Amortization of losses	—	—	—	1	—	—	—	2
Net periodic (income) cost at NEE	$(23)	$(23)	$3	$4	$(69)	$(64)	$9	$11
Net periodic (income) cost at FPL	$(15)	$(14)	$2	$3	$(44)	$(41)	$7	$8

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

In January 2016, NEE discontinued hedge accounting for its cash flow and fair value hedges related to interest rate and foreign currency derivative instruments and, therefore, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense in NEE's condensed consolidated statements of income. In addition, for the three and nine months ended September 30, 2016, NEE reclassified approximately $2 million ($1 million after tax) and $17 million ($10 million after tax), respectively, from AOCI to interest expense primarily because it became probable that a related future transaction being hedged would not occur. At September 30, 2016, NEE's AOCI included amounts related to the discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $84 million of net losses included in AOCI at September 30, 2016 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at September 30, 2016 and December 31, 2015, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 3 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	September 30, 2016
	Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$5,105	$3,479	$1,943	$558
Interest rate contracts	60	788	55	782
Foreign currency swaps	9	35	8	36
Total fair values	$5,174	$4,302	$2,006	$1,376

FPL:
Commodity contracts	$48	$20	$33	$5

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$612
Noncurrent derivative assets(b)			1,394
Current derivative liabilities				$377
Noncurrent derivative liabilities				999
Total derivatives			$2,006	$1,376

Net fair value by FPL balance sheet line item:
Current other assets			$22
Noncurrent other assets			11
Current derivative liabilities				$5
Total derivatives			$33	$5
———————————————

(a)	Reflects the netting of approximately $148 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $93 million in margin cash collateral received from counterparties.

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

At September 30, 2016 and December 31, 2015, NEE had approximately $20 million and $27 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at September 30, 2016 and December 31, 2015, NEE had approximately $121 million and $116 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's cash flow hedges, which were previously designated as hedging instruments, are recorded in NEE's condensed consolidated financial statements (none at FPL) as follows:

	Three Months Ended					Nine Months Ended
	September 30, 2015					September 30, 2015
	Interest Rate Contracts		Foreign Currency Swaps		Total	Interest Rate Contracts		Foreign Currency Swaps		Total
	(millions)
Losses recognized in OCI	$(151)		$(1)		$(152)	$(146)		$(16)		$(162)
Gains (losses) reclassified from AOCI to net income	$(18)	(a)	$7	(b)	$(11)	$(56)	(a)	$(10)	(b)	$(66)
———————————————

(a)	Included in interest expense.

(b)	For the three and nine months ended September 30, 2015, losses of approximately $3 million and $9 million, respectively, are included in interest expense and the balances are included in other - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(millions)
Commodity contracts:(a)
Operating revenues	$264	$397	$502	$812
Fuel, purchased power and interchange	1	3	(1)	5
Foreign currency swaps - interest expense	15	—	96	—
Foreign currency swaps - other - net	1	—	(2)	—
Interest rate contracts - interest expense	(58)	(12)	(515)	(1)
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(18)	—	(71)	—
Foreign currency swaps	(3)	—	(9)	—
Total	$202	$388	$—	$816
———————————————

(a)
For the three and nine months ended September 30, 2016, FPL recorded approximately $35 million of losses and $35 million of gains, respectively, related to commodity contracts as regulatory assets and regulatory liabilities, respectively, on its condensed consolidated balance sheets. For the three and nine months ended September 30, 2015, FPL recorded losses of approximately $141 million and $204 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

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

	September 30, 2016				December 31, 2015
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(71)	MWh	—		(112)	MWh	—
Natural gas	1,130	MMBtu	704	MMBtu	1,321	MMBtu	833	MMBtu
Oil	(7)	barrels	—		(9)	barrels	—

At September 30, 2016 and December 31, 2015, NEE had interest rate contracts with notional amounts totaling approximately $14.0 billion and $8.3 billion, respectively, and foreign currency swaps with notional amounts totaling approximately $720 million and $715 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At September 30, 2016 and December 31, 2015, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.5 billion ($20 million for FPL) and $2.2 billion ($224 million for FPL), respectively.

If the credit-risk-related contingent features underlying these agreements and other commodity-related contracts were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $200 million (none at FPL) as of September 30, 2016 and $250 million ($20 million at FPL) as of December 31, 2015. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

collateral would be approximately $2.2 billion ($0.3 billion at FPL) as of September 30, 2016 and $2.5 billion ($0.6 billion at FPL) as of December 31, 2015. Some contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures to be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $530 million ($135 million at FPL) as of September 30, 2016 and $660 million ($120 million at FPL) as of December 31, 2015.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At September 30, 2016 and December 31, 2015, applicable NEE subsidiaries have posted approximately $56 million (none at FPL) and $123 million ($3 million at FPL), respectively, in the form of letters of credit which could be applied toward the collateral requirements described above. FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2016
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash:(b)
NEE - equity securities	$417	$—		$—		$417
FPL - equity securities	$21	$—		$—		$21
Special use funds:(c)
NEE:
Equity securities	$1,391	$1,443	(d)	$—		$2,834
U.S. Government and municipal bonds	$321	$174		$—		$495
Corporate debt securities	$—	$849		$—		$849
Mortgage-backed securities	$—	$481		$—		$481
Other debt securities	$—	$87		$—		$87
FPL:
Equity securities	$395	$1,319	(d)	$—		$1,714
U.S. Government and municipal bonds	$240	$146		$—		$386
Corporate debt securities	$—	$616		$—		$616
Mortgage-backed securities	$—	$375		$—		$375
Other debt securities	$—	$73		$—		$73
Other investments:
NEE:
Equity securities	$29	$9		$—		$38
Debt securities	$10	$166		$—		$176
Derivatives:
NEE:
Commodity contracts	$1,757	$2,007		$1,341	$(3,162)	$1,943	(e)
Interest rate contracts	$—	$54		$6	$(5)	$55	(e)
Foreign currency swaps	$—	$9		$—	$(1)	$8	(e)
FPL - commodity contracts	$—	$46		$2	$(15)	$33	(e)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,730	$1,198		$551	$(2,921)	$558	(e)
Interest rate contracts	$—	$654		$134	$(6)	$782	(e)
Foreign currency swaps	$—	$35		$—	$1	$36	(e)
FPL - commodity contracts	$—	$18		$2	$(15)	$5	(e)
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

(b)	Includes restricted cash of approximately $81 million ($21 million for FPL) in other current assets on the condensed consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	See Note 2 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at September 30, 2016 are as follows:

Transaction Type	Fair Value at September 30, 2016		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$716	$237	Discounted cash flow	Forward price (per MWh)	$—	—	$84
Forward contracts - gas	28	20	Discounted cash flow	Forward price (per MMBtu)	$1	—	$8
Forward contracts - other commodity related	9	—	Discounted cash flow	Forward price (various)	$(9)	—	$52
Options - power	56	30	Option models	Implied correlations	(5)%	—	100%
				Implied volatilities	9%	—	123%
Options - primarily gas	192	226	Option models	Implied correlations	(5)%	—	100%
				Implied volatilities	1%	—	108%
Full requirements and unit contingent contracts	340	38	Discounted cash flow	Forward price (per MWh)	$(20)	—	$199
				Customer migration rate(a)	—%	—	20%
Total	$1,341	$551
———————————————

(a)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
———————————————
(a)  Assumes the contract is in a gain position.

In addition, the fair value measurement of interest rate contract net liabilities related to the solar projects in Spain of approximately $128 million at September 30, 2016 includes a significant credit valuation adjustment. The credit valuation adjustment, considered

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the contracts. See Note 9 - Spain Solar Projects for a discussion related to debt restructuring associated with the Spain solar projects.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended September 30,
	2016		2015
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at June 30	$532	$(1)	$544	$4
Realized and unrealized gains (losses):
Included in earnings(a)	153	—	115	—
Included in regulatory assets and liabilities	—	—	(1)	(1)
Purchases	28	—	42	—
Settlements	(72)	1	(109)	(1)
Issuances	(16)	—	(32)	—
Transfers in(b)	1	—	3	—
Transfers out(b)	36	—	(16)	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$662	$—	$546	$2
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$150	$—	$107	$—
———————————————

(a)
For the three months ended September 30, 2016 and 2015, realized and unrealized gains of approximately $198 million and $131 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

(b)
Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data and, in 2016, a favorable change to a credit valuation adjustment. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the three months ended September 30, 2016 and 2015, unrealized gains of approximately $194 million and $123 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

	Nine Months Ended September 30,
	2016		2015
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$538	$—	$622	$5
Realized and unrealized gains (losses):
Included in earnings(a)	373	—	369	—
Included in other comprehensive income (loss)(b)	(3)	—	8	—
Included in regulatory assets and liabilities	—	—	3	3
Purchases	203	—	125	—
Settlements	(300)	—	(376)	(6)
Issuances	(159)	—	(164)	—
Transfers in(c)	4	—	(15)	—
Transfers out(c)	6	—	(26)	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$662	$—	$546	$2
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(d)	$231	$—	$260	$—
———————————————

(a)
For the nine months ended September 30, 2016 and 2015, realized and unrealized gains of approximately $443 million and $379 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is primarily reflected in interest expense.

(b)	Reflected in net unrealized gains on foreign currency translation on the condensed consolidated statements of comprehensive income.

(c)
Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data and, in 2016, a favorable change to a credit valuation adjustment. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(d)
For the nine months ended September 30, 2016 and 2015, unrealized gains of approximately $302 million and $271 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

Contingent Consideration - NEE recorded a liability related to a contingent holdback as part of the 2015 acquisition of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas (Texas pipelines). See Note 9 - Contracts.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of cash equivalents, commercial paper and notes payable approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	September 30, 2016				December 31, 2015
	Carrying Amount		Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$704		$704		$675		$675
Other investments - primarily notes receivable	$535		$721	(b)	$512		$722	(b)
Long-term debt, including current maturities	$30,555	(c)	$32,952	(d)	$28,897	(c)	$30,412	(d)
FPL:
Special use funds(a)	$542		$542		$528		$528
Long-term debt, including current maturities	$9,913		$11,768	(d)	$10,020		$11,028	(d)
———————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

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

(c)
Excludes debt totaling $442 million and $938 million, respectively, reflected in liabilities associated with assets held for sale on NEE's condensed consolidated balance sheet for which the carrying amount approximates fair value. See Note 8 - Assets and Liabilities Associated with Assets Held for Sale.

(d)
As of September 30, 2016 and December 31, 2015, for NEE, approximately $21,800 million and $18,031 million, respectively, is estimated using quoted market prices for the same or similar issues (Level 2); the balance is estimated using a discounted cash flow valuation technique, considering the current credit spread of the debtor (Level 3). For FPL, primarily estimated using quoted market prices for the same or similar issues (Level 2).

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of FPL's storm fund assets of approximately $75 million and $74 million at September 30, 2016 and December 31, 2015, respectively, and NEE's nuclear decommissioning fund assets of $5,375 million and $5,064 million at September 30, 2016 and December 31, 2015, respectively ($3,631 million and $3,430 million, respectively, for FPL). The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value. The amortized cost of debt and equity securities is approximately $1,867 million and $1,547 million, respectively, at September 30, 2016 and $1,823 million and $1,505 million, respectively, at December 31, 2015 ($1,419 million and $798 million, respectively, at September 30, 2016 and $1,409 million and $732 million, respectively, at December 31, 2015 for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts. For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds in NEE's condensed consolidated statements of income. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at September 30, 2016 of approximately nine years at both NEE and FPL. FPL's storm fund primarily consists of debt securities with a weighted-average maturity at September 30, 2016 of approximately three years. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(millions)
Realized gains	$28	$35	$15	$11	$83	$126	$42	$56
Realized losses	$15	$21	$8	$11	$53	$53	$30	$26
Proceeds from sale or maturity of securities	$902	$712	$661	$556	$2,330	$3,642	$1,741	$3,094

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(millions)
Equity securities	$1,322	$1,166	$952	$863
Debt securities	$61	$17	$47	$14

The unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(millions)
Unrealized losses(a)	$15	$51	$15	$45
Fair value	$313	$1,129	$259	$861
———————————————

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at September 30, 2016 and December 31, 2015 were not material to NEE or FPL.

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

4.  Income Taxes

NEE's effective income tax rates for the three months ended September 30, 2016 and 2015 were approximately 35% and 32%, respectively. The rates for both periods reflect the benefit of PTCs of approximately $19 million and $29 million, respectively, related to NEER's wind projects, as well as ITCs and deferred income tax benefits associated with grants under the Recovery Act (convertible ITCs) totaling approximately $34 million and $16 million, respectively, related to solar and certain wind projects at NEER.

NEE's effective income tax rates for the nine months ended September 30, 2016 and 2015 were approximately 31% and 30%, respectively. The rates for both periods reflect the benefit of PTCs of approximately $92 million and $105 million, respectively, related to NEER's wind projects, as well as ITCs and deferred income tax benefits associated with convertible ITCs totaling approximately $115 million and $67 million, respectively, related to solar and certain wind projects at NEER, including, in 2015, the effect of a state income tax law change that extended the ITC carryforward period for certain wind projects.

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

In April 2016, a court decision was issued approving a reorganization of certain Canadian assets that provided for tax bases in certain of these assets (Canadian tax restructuring). NEE recorded approximately $30 million of the associated income tax benefits during the nine months ended September 30, 2016, which effectively reversed a portion of the income tax charge NEE recorded in the second quarter of 2014 associated with structuring Canadian assets. In addition, consolidating income tax adjustments for the nine months ended September 30, 2016 include an approximately $58 million income tax charge related to the sale of NEER's ownership interest in merchant natural gas generation facilities located in Texas with a total generating capacity of 2,884 MW (Texas natural gas generation facilities). See Note 8 - Assets and Liabilities Associated with Assets Held for Sale.

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

As of September 30, 2016, NEE has twenty-nine VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $171 million and $230 million at September 30, 2016 and December 31, 2015, respectively, and consisted primarily of storm-recovery property, which are included in noncurrent other regulatory assets on NEE's and FPL's condensed consolidated balance sheets. The liabilities of the VIE were approximately $211 million and $278 million at September 30, 2016 and December 31, 2015, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's condensed consolidated balance sheets.

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

NEER - NEE consolidates twenty-seven NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, as well as construction, and has the obligation to absorb expected losses of these VIEs.

A subsidiary of NEER is the primary beneficiary of, and therefore consolidates, NEP, which consolidates NEP OpCo because of NEP’s controlling interest in the general partner of NEP OpCo. NEP is a limited partnership formed to acquire, manage and own contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NEP OpCo. NEE owns a controlling non-economic general partner interest in NEP and a limited partner interest in NEP OpCo, and presents NEP's limited partner interest as a noncontrolling interest in NEE's consolidated financial statements. At September 30, 2016, NEE owns common units of NEP OpCo representing noncontrolling interest in NEP’s operating projects of approximately 65.2%. The assets and liabilities of NEP were approximately $7.4 billion and $5.2 billion, respectively, at September 30, 2016, and primarily consisted of property, plant and equipment and long-term debt.

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generation facilities with the capability of producing 110 MW. These entities sell their electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

of the VIE were approximately $90 million and $41 million, respectively, at September 30, 2016 and $84 million and $47 million, respectively, at December 31, 2015, and consisted primarily of property, plant and equipment and long-term debt.

Two indirect subsidiaries of NEER each contributed, to a NEP subsidiary, an approximately 50% ownership interest in three entities which own and operate solar PV facilities with the capability of producing a total of approximately 277 MW. Each of the two indirect subsidiaries of NEER is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NEER. These three entities sell their electric output to third parties under power sales contracts with expiration dates in 2035 and 2036. The three entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NEER. The assets and liabilities of these VIEs were approximately $758 million and $681 million, respectively, at September 30, 2016 and $657 million and $626 million, respectively, at December 31, 2015, and consisted primarily of property, plant and equipment and long-term debt.

The other twenty-three NEER VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 5,522 MW and 178 MW, respectively, and own solar PV facilities that, upon completion of construction, which is anticipated in the fourth quarter of 2016, are expected to have a total generating capacity of 196 MW. These entities sell, or will sell, their electric output either under power sales contracts to third parties with expiration dates ranging from 2018 through 2046 or in the spot market. Certain investors that have no equity at risk in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generation facilities, including certain tax attributes. The entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The entity which owns assets under construction uses third-party debt and equity to finance its development and construction activities and requires subordinated financing from NEER to complete the facilities under construction. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $8.5 billion and $4.4 billion, respectively, at September 30, 2016. Twenty of the twenty-three were VIEs at December 31, 2015 and were consolidated; the assets and liabilities of those VIEs totaled approximately $7.6 billion and $5.0 billion, respectively, at December 31, 2015. At September 30, 2016 and December 31, 2015, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

NEECH - NEECH consolidates a special purpose entity that has insufficient equity at risk and is considered a VIE. The entity provided a loan in the form of a note receivable (see Note 3 - Fair Value of Financial Instruments Recorded at Other than Fair Value) to an unrelated third party, and also issued senior secured bonds which are collateralized by the note receivable. The assets and liabilities of the VIE were approximately $513 million and $497 million, respectively, at September 30, 2016, and consisted primarily of notes receivables (included in other investments) and long-term debt.

Other - As of September 30, 2016 and December 31, 2015, several NEE subsidiaries have investments totaling approximately$2,427 million ($1,975 million at FPL) and $602 million ($476 million at FPL), respectively, in certain entities which invest mainly in mortgage-backed securities, and also at September 30, 2016, in common collective trusts. These investments are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. As of September 30, 2016, NEE subsidiaries, including FPL, are not the primary beneficiary and therefore do not consolidate any of these entities because they have no power over activities, do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method. These entities are limited partnerships or similar entity structures in which the limited partners or nonmanaging members do not have substantive rights, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $259 million at September 30, 2016, which are included in other investments on NEE’s condensed consolidated balance sheet. Subsidiaries of NEE have committed to invest an additional approximately $30 million in two of the entities.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6.  Common Shareholders' Equity

Stock-Based Compensation - On March 30, 2016, the FASB issued an accounting standards update related to the accounting for employee share-based payment awards including simplification in areas such as (i) income tax consequences; (ii) classification of awards as either equity or liabilities; and (iii) classification on the statement of cash flows. The standards update was effective for NEE beginning January 1, 2017, however, NEE early adopted the provisions of the standard update during the three months ended June 30, 2016 with an effective date of January 1, 2016. Upon adoption, NEE recorded approximately $18 million primarily related to previously unrecognized excess tax benefits in deferred income taxes with a resulting increase to retained earnings as of January 1, 2016. During the three and nine months ended September 30, 2016, the impact of the accounting standards update resulted in approximately $3 million and $27 million, respectively, of excess tax benefits being recorded in NEE's condensed consolidated statements of income; the three months ended March 31, 2016 impact was approximately $17 million, or $0.04 per share after tax for basic and assuming dilution. All other provisions of the standards update did not have a material impact to NEE's condensed consolidated financial statements. The accounting standards update had no effect on FPL.

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(millions, except per share amounts)
Numerator - net income attributable to NEE	$753	$879	$1,946	$2,245
Denominator:
Weighted-average number of common shares outstanding - basic	463.3	454.1	461.7	447.3
Equity units, performance share awards, stock options and restricted stock(a)	2.7	1.9	3.0	4.0
Weighted-average number of common shares outstanding - assuming dilution	466.0	456.0	464.7	451.3
Earnings per share attributable to NEE:
Basic	$1.63	$1.94	$4.21	$5.02
Assuming dilution	$1.62	$1.93	$4.19	$4.97
———————————————

(a)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options, performance share awards and restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 11.2 million and 8.1 million for the three months ended September 30, 2016 and 2015, respectively, and 3.9 million and 4.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended September 30, 2016
Balances, June 30, 2016	$(134)		$193		$(69)	$(44)	$(28)	$(82)
Other comprehensive income (loss) before reclassifications	—		31		—	(9)	3	25
Amounts reclassified from AOCI	17	(a)	(2)	(b)	—	—	—	15
Net other comprehensive income (loss)	17		29		—	(9)	3	40
Less other comprehensive loss attributable to noncontrolling interests	—		—		—	(6)	—	(6)
Balances, September 30, 2016	$(117)		$222		$(69)	$(47)	$(25)	$(36)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended September 30, 2015
Balances, June 30, 2015	$(128)		$210		$(36)	$(27)	$(23)	$(4)
Other comprehensive loss before reclassifications	(97)		(38)		—	(33)	(3)	(171)
Amounts reclassified from AOCI	11	(a)	(8)	(b)	—	—	—	3
Net other comprehensive loss	(86)		(46)		—	(33)	(3)	(168)
Less other comprehensive loss attributable to noncontrolling interests	(2)		—		—	(2)	—	(4)
Balances, September 30, 2015	$(212)		$164		$(36)	$(58)	$(26)	$(168)
———————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Nine Months Ended September 30, 2016
Balances, December 31, 2015	$(170)		$174		$(62)	$(85)	$(24)	$(167)
Other comprehensive income (loss) before reclassifications	—		56		(7)	19	(1)	67
Amounts reclassified from AOCI	53	(a)	(8)	(b)	—	—	—	45
Net other comprehensive income (loss)	53		48		(7)	19	(1)	112
Less other comprehensive loss attributable to noncontrolling interests	—		—		—	(19)	—	(19)
Balances, September 30, 2016	$(117)		$222		$(69)	$(47)	$(25)	$(36)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Nine Months Ended September 30, 2015
Balances, December 31, 2014	$(156)		$218		$(20)	$(58)	$(24)	$(40)
Other comprehensive loss before reclassifications	(107)		(33)		(16)	(5)	(2)	(163)
Amounts reclassified from AOCI	50	(a)	(21)	(b)	—	—	—	29
Net other comprehensive loss	(57)		(54)		(16)	(5)	(2)	(134)
Less other comprehensive loss attributable to noncontrolling interests	(1)		—		—	(5)	—	(6)
Balances, September 30, 2015	$(212)		$164		$(36)	$(58)	$(26)	$(168)
———————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of assets - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7.  Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEE during the nine months ended September 30, 2016 were as follows:

	Principal Amount	Interest Rate		Maturity Date
	(millions)
FPL:
Other long-term debt	$150	Variable	(a)	2019
NEECH:
Debentures	$500	2.30%		2019
Debentures, related to NEE's equity units	$1,500	1.65%		2021
Junior subordinated debentures	$570	5.25%		2076
Other long-term debt	$100	1.00%		2021
NEER:
Senior secured limited-recourse term loans	$837	Variable	(a)	2023 - 2035
Other long-term debt	$925	Variable	(a)	2018 - 2022
———————————————

(a)	Variable rate is based on an underlying index plus a margin. Interest rate swap agreements have been entered into with respect to certain of these issuances. See Note 2.

See Note 9 - Spain Solar Projects for a discussion related to debt restructuring associated with the Spain solar projects.

In August 2016, NEE sold $1.5 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series I Debenture due September 1, 2021, issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2019 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $127.63 to $159.54. If purchased on the final settlement date, as of September 30, 2016, the number of shares issued would (subject to antidilution adjustments) range from 0.3918 shares if the applicable market value of a share of common stock is less than or equal to $127.63 to 0.3134 shares if the applicable market value of a share is equal to or greater than $159.54, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 28, 2019. Total annual distributions on the equity units will be at the rate of 6.123%, consisting of interest on the debentures (1.65% per year) and payments under the stock purchase contracts (4.473% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2019. A holder of the equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

In September 2016, NEECH completed a remarketing of $500 million aggregate principal amount of its Series G Debentures due September 1, 2018 (Debentures) that were issued in September 2013 as components of equity units issued concurrently by NEE (September 2013 equity units). The Debentures are fully and unconditionally guaranteed by NEE. In connection with the remarketing of the Debentures, the interest rate on the Debentures was reset to 1.649% per year, and interest is payable on March 1 and September 1 of each year, commencing March 1, 2017. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the September 2013 equity units, on September 1, 2016, NEE issued 5,101,000 shares of common stock in exchange for $500 million.

8.  Summary of Significant Accounting and Reporting Policies

NextEra Energy Partners, LP - In February and March 2016, NEP completed the sale of 11,155,000 common units representing limited partnership interests in NEP in a public offering for an aggregate purchase price of approximately $287 million, or $25.76 per common unit. In September 2016, NEP completed the sale of 11,962,300 common units representing limited partnership interests in NEP in a public offering for an aggregate purchase price of approximately $342 million, or $28.56 per common unit. These offerings, together with issuances of additional common units under NEP's at-the-market equity issuance program during the nine

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

months ended September 30, 2016, resulted in a decrease of NEE’s interest in NEP's operating projects to approximately 65.2% at September 30, 2016.

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

Assets and Liabilities Associated with Assets Held for Sale - In April 2016, a subsidiary of NEER completed the sale of the Texas natural gas generation facilities for net cash proceeds of approximately $456 million, after transaction costs and working capital adjustments. A NEER affiliate continued to operate the facilities included in the sale through September 2016. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $254 million ($106 million after tax) was recorded in NEE's condensed consolidated statements of income for the nine months ended September 30, 2016 and is included in taxes other than income taxes and other - net. The carrying amounts of the major classes of assets and liabilities related to the facilities that were classified as held for sale on NEE's condensed consolidated balance sheet as of December 31, 2015 primarily represent property, plant and equipment and the related long-term debt.

In May 2016, NEER initiated a plan and received internal authorization to pursue the sale of its ownership interests in its natural gas generation facilities located primarily in Pennsylvania, which have a total generating capacity of 840 MW at September 30, 2016, and subsequently entered into an agreement to sell its ownership interests in these natural gas generation facilities. The transaction is expected to close in the fourth quarter of 2016, pending the satisfaction of customary closing conditions. The carrying amounts of the major classes of assets and liabilities related to the facilities that were classified as held for sale on NEE's condensed consolidated balance sheet as of September 30, 2016 primarily represent property, plant and equipment and the related long-term debt.

Merger Termination - On July 15, 2016, the Hawaii Public Utilities Commission issued an order dismissing NEE's and Hawaiian Electric Company, Inc.'s (HECO) merger application. As a result, on July 16, 2016, NEE terminated the agreement and plan of merger dated as of December 3, 2014 (merger agreement), by and among NEE, Hawaiian Electric Industries, Inc. (HEI), and two wholly owned direct subsidiaries of NEE, NEE Acquisition Sub I, LLC and NEE Acquisition Sub II, Inc., under which HECO, a wholly owned subsidiary of HEI, was to become a subsidiary of NEE. Pursuant to the terms of the merger agreement, NEE paid HEI a termination fee of $90 million plus reimbursement to HEI for out-of-pocket expenses incurred in connection with the merger agreement of $5 million, which was included in merger-related expenses in NEE's condensed consolidated statements of income for the three and nine months ended September 30, 2016.

Proposed Oncor-Related Transactions - On July 29, 2016, NEE, EFH Merger Co., LLC (Merger Sub), a direct wholly owned subsidiary of NEE, Energy Future Holdings Corp. (EFH Corp.) and Energy Future Intermediate Holding Company LLC (EFIH), a direct wholly owned subsidiary of EFH Corp., entered into an agreement and plan of merger (merger agreement). Pursuant to the merger agreement and after the reorganization of EFH Corp. (reorganized EFH) under the United States Bankruptcy Code, Merger Sub will acquire 100% of the equity of reorganized EFH Corp. and certain of its direct and indirect subsidiaries, including its indirect ownership of 80.03% of the outstanding equity interests of Oncor Electric Delivery Company LLC (Oncor), a regulated electric distribution and transmission business that operates the largest distribution and transmission system in Texas. The merger agreement, as amended in September 2016, provides that the consideration for the transaction funded by NEE will be $9.796 billion, which will be paid to certain creditors primarily in cash, with the remainder in shares of NEE common stock, which will be paid to certain creditors. The amount of consideration will be subject to adjustment as provided in the merger agreement. Completion of the merger and the actual closing date remain subject to, among other things, confirmation from the United States Bankruptcy Court for the District of Delaware, as well as approvals by the Public Utility Commission of Texas (PUCT) and the FERC. NEE, Merger Sub, EFH Corp. and EFIH have certain specified termination rights under the merger agreement. On October 31, 2016, NEE and Oncor filed a joint application with the PUCT requesting the approval of the EFH Corp. merger, as well as the TTHC merger described below. NEE expects the EFH Corp. merger to be completed in the first half of 2017.

On October 30, 2016, NEE and its direct wholly owned subsidiary WSS Acquisition Company (TTHC Merger Sub) entered into an agreement (TTHC merger agreement) with Texas Transmission Holdings Corporation (TTHC) and certain stockholders of TTHC, Cheyne Walk Investment Pte Ltd, Borealis Power Holdings Inc. and BPC Health Corporation (together, the Primary Holders). Pursuant to the TTHC merger agreement, TTHC Merger Sub would merge with TTHC for a total cash merger consideration to be paid by NEE of approximately $2.410 billion, subject to adjustment as provided in the TTHC merger agreement. TTHC, through Texas Transmission Investment LLC (TTI), a wholly owned subsidiary, owns an approximately 20% interest in Oncor. Completion of the TTHC merger and actual closing date remain subject to, among other things, approvals by the PUCT and the FERC. NEE, TTHC Merger Sub, TTHC and the Primary Holders have certain specified termination rights under the TTHC merger agreement. NEE expects the TTHC transaction to be completed in the first half of 2017.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

On October 29, 2016, T & D Equity Acquisition, LLC (OMI purchaser), a wholly owned subsidiary of NEE, Oncor Management Investment LLC (OMI) and Oncor entered into an agreement for the OMI purchaser to purchase OMI's 0.22% interest in Oncor for approximately $27 million. This transaction is subject to NEE closing on its agreement to acquire EFH Corp. described above. NEE expects the OMI transaction to be completed in the first half of 2017.

The TTHC and OMI transactions, when combined with NEE’s agreement to acquire EFH Corp. described above, if approved, would result in NEE owning 100% of Oncor.

Proposed Sale Transaction - On November 1, 2016, FN Investments, LLC (FiberNet seller), an indirect wholly owned subsidiary of NEE, and CC FN Holdings LLC (FiberNet purchaser), a wholly owned subsidiary of Crown Castle International Corp., entered into an agreement whereby the FiberNet purchaser will acquire from the FiberNet seller all of the outstanding membership interests in FPL TEL, LLC, FPL FiberNet Holdings, LLC and NextEra FiberNet, LLC (together, FiberNet), which are wholly owned subsidiaries of NEE that provide fiber-optic network services, for a cash purchase price of $1.5 billion, subject to certain adjustments. NEE expects to use a portion of the proceeds to retire approximately $370 million principal amount of FiberNet long-term debt. FiberNet’s total assets and liabilities and its results of operations are not material to NEE. The transaction is subject to, among other things, approval by the Federal Communications Commission and the public service commissions of Georgia, Louisiana and Texas. NEE expects the transaction to close in the first half of 2017.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At September 30, 2016, estimated capital expenditures for the remainder of 2016 through 2020 for which applicable internal approvals (and also, if required, FPSC approvals for FPL or regulatory approvals for acquisitions) have been received were as follows:

	Remainder of 2016	2017	2018	2019	2020	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$155	$510	$260	$135	$10	$1,070
Existing	245	955	680	525	540	2,945
Transmission and distribution	465	1,995	1,985	2,485	2,335	9,265
Nuclear fuel	45	125	190	170	210	740
General and other	115	265	240	185	185	990
Total	$1,025	$3,850	$3,355	$3,500	$3,280	$15,010
NEER:
Wind(d)	$585	$860	$475	$25	$25	$1,970
Solar(e)	100	15	—	—	—	115
Nuclear, including nuclear fuel	115	235	265	255	250	1,120
Natural gas pipelines(f)	490	750	815	30	15	2,100
Other	120	45	40	40	40	285
Total	$1,410	$1,905	$1,595	$350	$330	$5,590
Corporate and Other	$50	$250	$210	$215	$145	$870
———————————————

(a)	Includes AFUDC of approximately $19 million, $47 million, $66 million and $29 million for the remainder of 2016 through 2019, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)	Excludes capital expenditures for the construction costs for the two additional nuclear units at FPL's Turkey Point site beyond what is required to receive and maintain an NRC license for each unit.

(d)
Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 3,375 MW, including 660 MW that received applicable internal approvals in October 2016.

(e)	Includes capital expenditures for new solar projects and related transmission totaling approximately 470 MW.

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

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts. As of September 30, 2016, FPL is obligated under a take-or-pay purchased power contract to pay for 375 MW annually through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 444 MW from certain cogenerators and small power producers with expiration dates ranging from 2025 through 2034. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the facilities meeting certain contract conditions. FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas. In addition, FPL has entered into 25-year natural gas transportation agreements with each of Sabal Trail and Florida Southeast Connection, each of which will build, own and operate a pipeline that will be part of a natural gas pipeline system, for a quantity of 400,000 MMBtu/day beginning on May 1, 2017 and increasing to 600,000 MMBtu/day on May 1, 2020. These agreements contain firm commitments that are contingent upon the occurrence of certain events, including the completion of construction of the pipeline system to be built by Sabal Trail and Florida Southeast Connection. On April 1, 2016, a wholly owned NEER subsidiary purchased an additional 9.5% interest in Sabal Trail, resulting in a 42.5% total ownership interest. See Commitments above.

As of September 30, 2016, NEER has entered into contracts with expiration dates ranging from November 2016 through 2032 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, conversion, enrichment and fabrication of nuclear fuel and has made commitments for the construction of the natural gas pipelines. Approximately $3.8 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas and firm transmission service with expiration dates ranging from December 2016 through 2019.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The required capacity and/or minimum payments under the contracts discussed above as of September 30, 2016 were estimated as follows:

	Remainder of 2016	2017	2018	2019	2020	Thereafter
	(millions)
FPL:
Capacity charges(a)	$45	$165	$155	$135	$110	$690
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$320	$1,065	$870	$860	$910	$12,970
Coal, including transportation	$25	$120	$5	$5	$—	$—
NEER	$1,235	$1,345	$985	$125	$95	$370
Corporate and Other(d)(e)	$35	$25	$5	$—	$5	$—
———————————————

(a)
Capacity charges under these contracts, substantially all of which are recoverable through the capacity clause, totaled approximately $41 million and $112 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $134 million and $349 million for the nine months ended September 30, 2016 and 2015, respectively. Energy charges under these contracts, which are recoverable through the fuel clause, totaled approximately $57 million and $99 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $103 million and $221 million for the nine months ended September 30, 2016 and 2015, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $200 million, $295 million, $290 million, $360 million and $7,885 million in 2017, 2018, 2019, 2020 and thereafter, respectively, of firm commitments, subject to certain conditions as noted above, related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)	Includes an approximately $30 million commitment to invest primarily in clean power and technology businesses through 2021.

(e)	Excludes approximately $215 million, $190 million and $30 million in 2016, 2017 and 2018, respectively, of joint obligations of NEECH and NEER which are included in the NEER amounts above.

In addition, FPL has entered into, and the FPSC and the FERC have approved, a purchase agreement under which FPL will assume ownership of a 330 MW coal-fired generation facility located in Indiantown, Florida for a purchase price of $451 million (including existing debt of approximately $218 million). FPL currently has a long-term purchased power agreement with this facility for substantially all of its capacity and energy. The remaining payments under the long-term purchased power agreement, which total approximately $810 million (including $23 million for the remainder of 2016) are included in the table above under capacity charges. Upon taking ownership of this facility, which is expected to occur in January 2017, FPL expects to reduce the plant’s operations with the intention of eventually phasing the plant out of service. FPL will also record a regulatory asset for approximately $451 million, which will be amortized over nine years and recovered through the capacity clause with a return on the portion of the unamortized balance of the regulatory asset. Until the plant is phased out of service, FPL will recover the operating costs and fuel costs of the facility through the capacity clause and the fuel clause, respectively.

In October 2015, a subsidiary of NEP completed the acquisition of the Texas pipelines. The purchase price is subject to (i) a $200 million holdback payable, in whole or in part, upon satisfaction of financial performance and capital expenditure thresholds relating to planned expansion projects (contingent holdback) and (ii) a $200 million holdback retained to satisfy any indemnification obligations of the sellers through April 2017 (indemnity holdback). Contingent consideration is required to be reported at fair value at each reporting date. NEE determined this fair value measurement based on management's probability assessment. The significant inputs and assumptions used in the fair value measurement included the estimated probability of executing contracts related to financial performance and capital expenditure thresholds as well as the appropriate discount rate. During the three and nine months ended September 30, 2016, NEE recorded approximately $101 million and $118 million, respectively, of fair value adjustments to decrease the contingent holdback based on updated estimates associated with management's probability assessment. The fair value adjustments are included in revaluation of contingent consideration in NEE's condensed consolidated statements of income. At September 30, 2016 and December 31, 2015, the estimated fair value of the contingent holdback was approximately $70 million and $186 million, respectively, and the carrying amount of the indemnity holdback was approximately $197 million and $188 million, respectively. The contingent and indemnity holdbacks are included in current other liabilities at September 30, 2016 and in noncurrent other liabilities at December 31, 2015 on NEE's condensed consolidated balance sheets.

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

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of either its transmission and distribution property or natural gas pipeline assets, and has no property insurance coverage for FPL FiberNet's fiber-optic cable. Should FPL's future storm restoration costs exceed the reserve amount established through the issuance of storm-recovery bonds by a VIE in 2007, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law. FPL expects to file a petition with the FPSC in the fourth quarter of 2016 to seek interim recovery of storm restoration costs associated with Hurricane Hermine in September 2016 and Hurricane Matthew in October 2016 that exceed the reserve amount, as well as to replenish the reserve.

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

Spain Solar Projects - Since 2013, various events of default had occurred under the project-level financing agreements for the solar thermal facilities in Spain (Spain solar projects) as a result of changes of law that occurred in December 2012 and February 2013. Because the lenders had the right to accelerate payment of the project-level debt as a result of the events of default, such debt and the associated derivative liabilities related to interest rate swaps were classified as current maturities of long-term debt and current derivative liabilities, respectively. Additionally, impairments recorded in 2013 due to the changes of law caused the project-level subsidiaries in Spain to have a negative net equity position on their balance sheets, which required them under Spanish law to commence liquidation proceedings if the net equity position was not restored to specified levels.

In August 2016, NextEra Energy España, S.L., the NEER subsidiary in Spain that is the direct shareholder of the project-level subsidiaries, and the project-level subsidiaries entered into an agreement with the lenders to restructure the project-level debt, which included, among other things, a re-amortization of the debt, including extending the maturity date from 2030 to 2037, and reducing the original interest rate under the project-level financing agreements. At closing, the NEECH affiliates’ remaining letter of credit posting obligation on behalf of the project-level subsidiaries of approximately €23 million (approximately $26 million) was used primarily to make a prepayment of the restructured project-level debt. The noncurrent portions of the restructured project-level debt, net of unamortized debt issuance costs, and associated derivative liabilities related to the interest rate swaps were reclassified as long-term debt and noncurrent derivative liabilities, respectively, on NEE’s condensed consolidated balance sheet as of September 30, 2016 and totaled approximately $537 million and $155 million, respectively, at that date. The debt restructuring allowed the negative net equity position of the project-level subsidiaries to be restored to a level above that which is required by Spanish law and the liquidation process was rescinded. The restructured debt is secured solely by the assets of the project-level subsidiaries.

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

	Three Months Ended September 30,
	2016					2015
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)(b)		Corporate and Other(b)	NEE Consoli- dated
					(millions)
Operating revenues	$3,283	$1,430		$92	$4,805	$3,274	$1,586		$94	$4,954
Operating expenses	$2,362	$974		$190	$3,526	$2,419	$972		$82	$3,473
Net income (loss) attributable to NEE	$515	$307	(c)	$(69)	$753	$489	$379	(c)	$11	$879

	Nine Months Ended September 30,
	2016					2015
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)(b)		Corporate and Other(b)	NEE Consoli- dated
					(millions)
Operating revenues	$8,337	$3,841		$279	$12,457	$8,812	$4,315		$290	$13,417
Operating expenses	$5,874	$2,575		$326	$8,775	$6,509	$2,918		$233	$9,660
Net income (loss) attributable to NEE	$1,356	$765	(c)	$(175)	$1,946	$1,283	$936	(c)	$26	$2,245
———————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt. For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt. Residual NEECH corporate interest expense is included in Corporate and Other.

(b)	Amounts were adjusted to reflect the fourth quarter 2015 segment change related to natural gas pipeline projects.

(c)	See Note 4 for a discussion of NEER's tax benefits related to PTCs.

	September 30, 2016				December 31, 2015
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$44,617	$40,760	$2,487	$87,864	$42,523	$37,647	$2,309	$82,479

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL. NEECH’s debentures and junior subordinated debentures including those that were registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended September 30,
	2016				2015
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,526	$3,279	$4,805	$—	$1,683	$3,271	$4,954
Operating expenses	(5)	(1,032)	(2,489)	(3,526)	(3)	(1,045)	(2,425)	(3,473)
Interest expense	—	(255)	(114)	(369)	(1)	(200)	(110)	(311)
Equity in earnings of subsidiaries	765	—	(765)	—	865	—	(865)	—
Other income - net	4	276	17	297	—	114	18	132
Income (loss) before income taxes	764	515	(72)	1,207	861	552	(111)	1,302
Income tax expense (benefit)	11	141	266	418	(18)	167	272	421
Net income (loss)	753	374	(338)	789	879	385	(383)	881
Less net income attributable to noncontrolling interests	—	36	—	36	—	2	—	2
Net income (loss) attributable to NEE	$753	$338	$(338)	$753	$879	$383	$(383)	$879

	Nine Months Ended September 30,
	2016				2015
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$4,131	$8,326	$12,457	$—	$4,616	$8,801	$13,417
Operating expenses	(14)	(2,756)	(6,005)	(8,775)	(12)	(3,124)	(6,524)	(9,660)
Interest expense	(1)	(1,137)	(342)	(1,480)	(3)	(573)	(336)	(912)
Equity in earnings of subsidiaries	1,989	—	(1,989)	—	2,226	—	(2,226)	—
Other income - net	5	603	57	665	—	343	45	388
Income (loss) before income taxes	1,979	841	47	2,867	2,211	1,262	(240)	3,233
Income tax expense (benefit)	33	71	775	879	(34)	293	722	981
Net income (loss)	1,946	770	(728)	1,988	2,245	969	(962)	2,252
Less net income attributable to noncontrolling interests	—	42	—	42	—	7	—	7
Net income (loss) attributable to NEE	$1,946	$728	$(728)	$1,946	$2,245	$962	$(962)	$2,245
———————————————
(a)  Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30,
	2016				2015
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$799	$384	$(384)	$799	$714	$218	$(218)	$714

	Nine Months Ended September 30,
	2016				2015
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$2,078	$866	$(866)	$2,078	$2,117	$850	$(850)	$2,117
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	September 30, 2016				December 31, 2015
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$28	$37,986	$47,849	$85,863	$27	$34,921	$45,382	$80,330
Accumulated depreciation and amortization	(18)	(7,823)	(12,405)	(20,246)	(16)	(7,067)	(11,861)	(18,944)
Total property, plant and equipment - net	10	30,163	35,444	65,617	11	27,854	33,521	61,386
CURRENT ASSETS
Cash and cash equivalents	—	634	47	681	—	546	25	571
Receivables	210	1,908	741	2,859	90	1,510	665	2,265
Other	4	1,891	1,312	3,207	4	2,443	1,512	3,959
Total current assets	214	4,433	2,100	6,747	94	4,499	2,202	6,795
OTHER ASSETS
Investment in subsidiaries	23,851	—	(23,851)	—	22,544	—	(22,544)	—
Other	808	8,844	5,848	15,500	823	7,790	5,685	14,298
Total other assets	24,659	8,844	(18,003)	15,500	23,367	7,790	(16,859)	14,298
TOTAL ASSETS	$24,883	$43,440	$19,541	$87,864	$23,472	$40,143	$18,864	$82,479
CAPITALIZATION
Common shareholders' equity	$23,907	$8,196	$(8,196)	$23,907	$22,574	$6,990	$(6,990)	$22,574
Noncontrolling interests	—	962	—	962	—	538	—	538
Long-term debt	—	18,350	9,845	28,195	—	16,725	9,956	26,681
Total capitalization	23,907	27,508	1,649	53,064	22,574	24,253	2,966	49,793
CURRENT LIABILITIES
Debt due within one year	—	2,500	982	3,482	—	2,786	220	3,006
Accounts payable	1	2,089	710	2,800	4	1,919	606	2,529
Other	294	2,301	1,579	4,174	252	3,003	1,317	4,572
Total current liabilities	295	6,890	3,271	10,456	256	7,708	2,143	10,107
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	747	1,890	2,637	—	647	1,822	2,469
Deferred income taxes	82	2,636	7,864	10,582	157	2,396	7,274	9,827
Other	599	5,659	4,867	11,125	485	5,139	4,659	10,283
Total other liabilities and deferred credits	681	9,042	14,621	24,344	642	8,182	13,755	22,579
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$24,883	$43,440	$19,541	$87,864	$23,472	$40,143	$18,864	$82,479
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30,
	2016				2015
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,164	$1,781	$2,349	$5,294	$1,242	$1,834	$1,437	$4,513
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	(1)	(4,831)	(3,097)	(7,929)	—	(3,058)	(2,618)	(5,676)
Capital contributions from NEE	(432)	—	432	—	(1,454)	—	1,454	—
Sale of independent power and other investments of NEER	—	395	—	395	—	34	—	34
Proceeds from the sale of a noncontrolling interest in subsidiaries	—	645	—	645	—	319	—	319
Other - net	—	(63)	(31)	(94)	(17)	2	(139)	(154)
Net cash used in investing activities	(433)	(3,854)	(2,696)	(6,983)	(1,471)	(2,703)	(1,303)	(5,477)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	4,494	150	4,644	—	3,377	85	3,462
Retirements of long-term debt	—	(2,392)	(262)	(2,654)	—	(2,547)	(550)	(3,097)
Proceeds from sale of differential membership interests	—	328	—	328	—	46	—	46
Payments to differential membership investors	—	(84)	—	(84)	—	(68)	—	(68)
Proceeds from notes payable	—	—	500	500	—	1,450	—	1,450
Repayments of notes payable	—	(212)	(150)	(362)	—	(313)	—	(313)
Net change in commercial paper	—	(154)	408	254	—	780	(896)	(116)
Issuances of common stock	528	—	—	528	1,274	—	—	1,274
Dividends on common stock	(1,205)	—	—	(1,205)	(1,031)	—	—	(1,031)
Contributions from (dividends to) NEE	—	294	(294)	—	—	(1,214)	1,214	—
Other - net	(54)	(113)	17	(150)	(14)	(55)	30	(39)
Net cash provided by (used in) financing activities	(731)	2,161	369	1,799	229	1,456	(117)	1,568
Net increase in cash and cash equivalents	—	88	22	110	—	587	17	604
Cash and cash equivalents at beginning of period	—	546	25	571	—	562	15	577
Cash and cash equivalents at end of period	$—	$634	$47	$681	$—	$1,149	$32	$1,181
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

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

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share, Assuming Dilution
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(millions)				(millions)
FPL	$515	$489	$1.11	$1.07	$1,356	$1,283	$2.92	$2.84
NEER(a)(b)	307	379	0.66	0.83	765	936	1.65	2.07
Corporate and Other(b)	(69)	11	(0.15)	0.03	(175)	26	(0.38)	0.06
NEE	$753	$879	$1.62	$1.93	$1,946	$2,245	$4.19	$4.97
———————————————

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt and allocated shared service costs.

(b)	NEER's and Corporate and Other's results for 2015 were retrospectively adjusted to reflect the fourth quarter segment change related to natural gas pipeline projects.

On July 29, 2016, NEE, Merger Sub, EFH Corp. and EFIH entered into a merger agreement under which Merger Sub will acquire 100% of the equity of reorganized EFH Corp. and certain of its direct and indirect subsidiaries, including its indirect ownership of 80.03% of the outstanding equity interests of Oncor. In late October 2016, additional agreements were entered into with other parties that, when combined with the EFH Corp. merger agreement, if approved, would result in NEE owning 100 percent of Oncor. See Note 8 - Proposed Oncor-Related Transactions.

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

In order to make period to period comparisons more meaningful, adjusted earnings also exclude the costs incurred associated with the proposed merger between NEE, HEI and two wholly owned direct subsidiaries of NEE, which was terminated effective July 16, 2016 (see Note 8 - Merger Termination) and the costs incurred associated with the merger agreement between NEE, Merger Sub, EFH Corp. and EFIH (see Note 8 - Proposed Oncor-Related Transactions), the after-tax operating results associated with the Spain solar projects, and the resolution of contingencies related to a previous asset sale which was recorded in the first quarter of 2016 as gains on disposal of assets - net in NEE's condensed consolidated statements of income. In April 2016, a subsidiary of NEER completed the sale of its ownership interest in the Texas natural gas generation facilities. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $254 million ($106 million after tax) was recorded in NEE's condensed consolidated statements of income during the nine months ended September 30, 2016 and is included in taxes other than income taxes and other - net.

The following table provides details of the adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(millions)
Net unrealized mark-to-market after-tax gains (losses) from non-qualifying hedge activity(a)	$27	$158	$(389)	$210
After-tax losses from OTTI on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals	$—	$(13)	$(4)	$(14)
After-tax operating results of NEER's Spain solar projects	$—	$9	$(4)	$5
After-tax merger-related expenses - Corporate and Other	$(83)	$(5)	$(88)	$(16)
After-tax gain on sale of the Texas natural gas generation facilities(b)	$—	$—	$106	$—
Resolution of contingencies related to a previous asset sale - NEER	$—	$—	$5	$—
———————————————

(a)
For the three months ended September 30, 2016 and 2015, approximately $28 million and $158 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other. For the nine months ended September 30, 2016 and 2015, approximately $295 million of losses and $203 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended September 30, 2016 was lower than the prior year period by $126 million, reflecting lower results at NEER and Corporate and Other, partly offset by higher results at FPL. Net income attributable to NEE for the nine months ended September 30, 2016 was lower than the prior year period by $299 million, reflecting lower results at NEER and Corporate and Other, partly offset by higher results at FPL.

FPL's increase in net income for the three and nine months ended September 30, 2016 was primarily driven by continued investments in plant in service and other property while earning an 11.50% regulatory ROE on its retail rate base.

NEER's results decreased for the three months ended September 30, 2016 reflecting lower net unrealized gains from non-qualifying hedge activity compared to the gains from such hedges in the prior year period and lower earnings on gas infrastructure and existing assets. NEER's results decreased for the nine months ended September 30, 2016 reflecting net unrealized losses from non-qualifying hedge activity compared to the gains from such hedges in the prior year period, lower earnings on gas infrastructure and existing assets and higher interest and general and administrative expenses. These decreases were partly offset by contributions from new investments and, for the nine months ended September 30, 2016, the gain on the sale of the Texas natural gas generation facilities. The net unrealized gains (losses) from non-qualifying hedge activity includes approximately $3 million of after-tax gains and $129 million of after-tax losses for the three and nine months ended September 30, 2016, respectively, related to interest rate derivative instruments for which hedge accounting was discontinued in January 2016.

Corporate and Other's results decreased for the three and nine months ended September 30, 2016 primarily due to higher merger-related expenses and, for the nine months ended September 30, 2016, net unrealized losses from non-qualifying hedge activity primarily associated with interest rate and foreign currency derivative instruments.

NEE's effective income tax rates for the three months ended September 30, 2016 and 2015 were approximately 35% and 32%, respectively. NEE's effective income tax rates for the nine months ended September 30, 2016 and 2015 were approximately 31% and 30%, respectively. The rates for all periods reflect the benefit of PTCs for NEER's wind projects, as well as ITCs and deferred income tax benefits associated with convertible ITCs for solar and certain wind projects at NEER. PTCs, ITCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off. PTCs for the three months ended September 30, 2016 and 2015 were approximately $19 million and $29 million, respectively, and $92 million and $105 million for the comparable nine-month periods. ITCs and deferred income tax benefits associated with convertible ITCs for the three months ended September 30, 2016 and 2015 were approximately $34 million and $16 million, respectively, and $115 million and $67 million for the comparable nine-month periods. In addition, the rates for the nine months ended September 30, 2016 reflect a consolidating income tax adjustment of approximately $58 million related to the sale of the Texas natural gas generation facilities and noncash income tax benefits of approximately $30 million ($26 million attributable to NEE) related to the Canadian tax restructuring. See Note 4.

FPL:  Results of Operations

FPL’s net income for the three months ended September 30, 2016 and 2015 was $515 million and $489 million, respectively, representing an increase of $26 million. FPL’s net income for the nine months ended September 30, 2016 and 2015 was $1,356 million and $1,283 million, respectively, representing an increase of $73 million.

The use of reserve amortization is permitted by a January 2013 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2012 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In certain periods, reserve amortization must be reversed so as not to exceed the targeted ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and costs not allowed to be recovered from retail customers by the FPSC. During the three months ended September 30, 2016 and 2015, FPL recorded the reversal of reserve amortization of approximately $159 million and $115 million, respectively. During the nine months ended September 30, 2016 and 2015, FPL recorded reserve amortization of approximately $33 million and the reversal of reserve amortization of $81 million, respectively.

The $26 million and $73 million increase in FPL's net income for the three and nine months ended September 30, 2016, respectively, was primarily driven by higher earnings from investments in plant in service and other property. Such investments grew FPL's average retail rate base for the three and nine months ended September 30, 2016 by approximately $2.8 billion and $2.3 billion, respectively, when compared to the same periods in the prior year, reflecting, among other things, the modernized Port Everglades power plant that was placed in service on April 1, 2016 and ongoing transmission and distribution additions.

FPL's operating revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(millions)
Retail base	$1,729	$1,609	$4,437	$4,280
Fuel cost recovery	915	1,078	2,393	2,931
Net recognition of deferred retail fuel revenues	79	—	5	—
Other cost recovery clauses and pass-through costs, net of any deferrals	418	461	1,132	1,241
Other, primarily wholesale and transmission sales, customer-related fees and pole attachment rentals	142	126	370	360
Total	$3,283	$3,274	$8,337	$8,812

Retail Base

Retail base revenues increased approximately $60 million and $124 million during the three and nine months ended September 30, 2016, respectively, related to the modernized Port Everglades power plant that was placed in service on April 1, 2016; the annualized effect of such retail base rate increase assuming normal weather is approximately $216 million.

Retail Customer Usage and Growth
In the three and nine months ended September 30, 2016, FPL experienced a 2.5% increase and 0.6% decrease, respectively, in average usage per retail customer and a 1.4% increase for both periods in the average number of customer accounts which collectively, together with other factors, resulted in an increase in revenues of approximately $60 million and $33 million, respectively. For the three months ended September 30, 2016, warmer weather as compared to the same period in 2015 contributed to the increased revenues. For the nine months ended September 30, 2016, increased revenues reflect higher customer growth which was slightly offset by milder weather compared to the same period in 2015.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to solar and environmental projects, the unamortized balance of the regulatory asset associated with FPL's acquisition of a 250 MW coal-fired generation facility located in Jacksonville, Florida (Cedar Bay) in September 2015 and nuclear capacity. The decrease in fuel cost recovery revenues for the three months ended September 30, 2016 is primarily due to a decrease of approximately $207 million related to a lower average fuel factor partly offset by an increase of $42 million related to higher retail energy sales. The decrease in fuel cost recovery revenues for the nine months ended September 30, 2016 is primarily due to a decrease of approximately $553 million related to a lower average fuel factor and lower revenues from interchange power sales of $23 million, partly offset by an increase of $40 million related to higher retail energy sales. Net recognition of deferred retail fuel revenues totaled $79 million during the three months ended September 30, 2016 due to the previous overrecovery of costs through rates. Net recognition of deferred retail fuel revenues totaled approximately $5 million during the nine months ended September 30, 2016 due to the previous overrecovery of costs through rates, partly offset by the provision for refund described below.

Declines in revenues from other cost recovery clauses and pass-through costs were largely due to reductions in purchased power and capacity expenses associated with the capacity clause. Cost recovery clauses contributed approximately $21 million and $20 million to FPL’s net income for the three months ended September 30, 2016 and 2015, respectively, and $68 million and $55 million for the comparable nine-month periods. The increase in both 2016 periods primarily relates to the acquisition of Cedar Bay in September 2015.

Provision for Refund
In March 2015, after receiving FPSC approval, a wholly owned subsidiary of FPL partnered with a third party to develop up to 38 natural gas production wells in the Woodford Shale region in southeastern Oklahoma and in return began receiving its ownership share of the natural gas produced from these wells. In May 2016, the Florida Supreme Court (Court) reversed the FPSC’s order approving FPL’s investment in the Woodford Shale wells because the Court concluded that the FPSC exceeded its statutory authority when approving recovery of FPL’s costs and investment in these wells. During the nine months ended September 30, 2016, FPL recorded a provision for refund of approximately $21 million ($13 million after tax) associated with the Court’s decision. FPL’s wholly owned subsidiary, which is not subject to FPSC authority, plans to sell its future share of the natural gas produced from the Woodford Shale wells to third parties at market price. Also, in response to the Court's decision on the Woodford Shale order, the FPSC vacated its July 2015 order approving a set of guidelines under which FPL could participate in additional natural gas production projects.

Other Items Impacting FPL's Condensed Consolidated Statements of Income

Fuel, Purchased Power and Interchange Expense
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(millions)
Fuel and energy charges during the period	$1,006	$1,021	$2,377	$2,765
Net recognition of deferred retail fuel costs	—	46	29	155
Net deferral of retail fuel costs	(8)	—	—	—
Other, primarily capacity charges, net of any capacity deferral	47	128	150	378
Total	$1,045	$1,195	$2,556	$3,298

The decrease in fuel and energy charges for the three and nine months ended September 30, 2016 primarily reflects approximately $54 million and $398 million, respectively, of lower fuel and energy prices partly offset by $38 million and $14 million, respectively, related to higher energy sales. In addition, FPL deferred approximately $8 million of retail fuel costs during the three months ended September 30, 2016 and recognized approximately $29 million of deferred retail fuel costs during the nine months ended September 30, 2016 compared to recognition of $46 million and $155 million of deferred retail fuel costs in the three and nine months ended September 30, 2015, respectively. The decrease in other in both periods is primarily due to lower capacity fees in part related to the termination of certain long-term purchased power agreements, including the Cedar Bay purchased power agreement after FPL assumed ownership of Cedar Bay in September 2015.

O&M Expenses
FPL's O&M expenses decreased approximately $7 million for the three months ended September 30, 2016 reflecting lower cost recovery clause costs which, as discussed above, do not have a significant impact on net income, partly offset by higher nuclear generation costs. FPL’s O&M expenses increased approximately $56 million for the nine months ended September 30, 2016 reflecting higher fossil and nuclear generation costs, employee-related costs and weather-related restoration costs.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(millions)
Reserve reversal (amortization) recorded under the 2012 rate agreement	$159	$115	$(33)	$81
Other depreciation and amortization recovered under base rates	352	317	1,020	939
Depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization	76	53	220	134
Total	$587	$485	$1,207	$1,154

The reserve amortization, or reversal of such amortization, reflects adjustments to the depreciation and fossil dismantlement reserve provided under the 2012 rate agreement in order to achieve the targeted regulatory ROE. At September 30, 2016, approximately $230 million of the reserve remains available for future amortization over the term of the 2012 rate agreement. Reserve amortization is recorded as a reduction to (or when reversed as an increase to) regulatory liabilities - accrued asset removal costs on the condensed consolidated balance sheets. The increase in other depreciation and amortization expense recovered under base rates for the three and nine months ended September 30, 2016 is due to higher transmission and distribution and plant in service balances, including the modernized Port Everglades power plant that was placed in service on April 1, 2016. The increase in depreciation and amortization recovered under cost recovery clauses and securitized storm-recovery cost amortization for the three and nine months ended September 30, 2016 primarily relates to the amortization of a regulatory asset associated with the September 2015 acquisition of Cedar Bay.

AFUDC - Equity
AFUDC - equity for the three and nine months ended September 30, 2016 primarily reflects additional AFUDC - equity recorded on construction expenditures associated with the peaker upgrade project and three solar PV projects. The additional AFUDC - equity was more than offset for the three months ended September 30, 2016 and partly offset for the nine months ended September 30, 2016 by lower AFUDC - equity associated with the modernized Port Everglades power plant which was placed in service in April 2016.

FPL Rate Case

In March 2016, FPL filed a petition with the FPSC requesting, among other things, an increase to base annual revenue requirements effective January 2017. Hearings on the base rate proceeding were held during the third quarter of 2016. On October 6, 2016, FPL and several intervenors in FPL's base rate proceeding filed with the FPSC a joint motion for the FPSC to approve a stipulation and settlement signed by those parties (proposed 2016 rate agreement) that would resolve all matters in FPL's pending base rate proceeding and related dockets. Key elements of the proposed 2016 rate agreement, which would be effective from January 2017 through December 2020, include the following:

•	New retail base rates and charges would be established resulting in the following increases in annualized retail base revenues commencing as follows:

◦	$400 million beginning January 1, 2017,

◦	$211 million beginning January 1, 2018, and

◦
$200 million when a new approximately 1,600 MW natural gas-fired combined-cycle unit in Okeechobee County, Florida (Okeechobee power plant) achieves commercial operation, which is expected to occur in mid-2019.

•
In addition, FPL would be eligible to receive, subject to conditions specified in the proposed 2016 rate agreement, base rate increases associated with the addition of up to 300 MW annually of new solar generation in each of 2017 through 2020, and could carry forward any unused MW to subsequent years. FPL would be required to demonstrate that any proposed solar facilities are cost effective and has agreed to an installed cost cap of $1,750 per kW.

•
FPL's allowed regulatory ROE would be 10.55%, with a range of 9.60% to 11.60%. If FPL's earned regulatory ROE were to fall below 9.60%, FPL could seek retail base rate relief. If the earned regulatory ROE were to rise above 11.60%, any party other than FPL could seek a review of FPL's retail base rates.

•
Subject to certain conditions, FPL could amortize, over the term of the proposed 2016 rate agreement, up to $1.0 billion of depreciation reserve surplus plus any reserve amount remaining under FPL's 2012 rate agreement at the end of 2016, provided that in any year of the proposed 2016 rate agreement, FPL would amortize at least enough reserve to maintain a 9.60% earned regulatory ROE but would not amortize any reserve that would result in an earned regulatory ROE in excess of 11.60%.

•
Future storm restoration costs would be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that could produce a surcharge of no more than $4 for every 1,000 kWh of usage on residential bills during the first 12 months of cost recovery. Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs were to exceed $800 million in any given calendar year, FPL could request an increase to the $4 surcharge to recover the amount above $400 million.

The proposed 2016 rate agreement is subject to FPSC approval. A hearing on the proposed 2016 rate agreement was held October 27, 2016 and the FPSC is expected to rule on the proposed 2016 rate agreement on November 29, 2016.

Storm Restoration

FPL was impacted by Hurricane Hermine in September 2016 and Hurricane Matthew in October 2016. Hurricane Matthew resulted in damage in much of FPL’s service territory and caused approximately 1.2 million of FPL’s customers to lose electrical service, all of which has been restored. Damage to FPL property was primarily limited to the transmission and distribution systems. Although FPL has not completed the final accounting of all storm restoration costs, FPL estimates storm restoration costs for both events will total approximately $350 million, the majority of which relates to Hurricane Matthew. Prior to these storms, FPL’s storm and property insurance reserve had the capacity to absorb approximately $112 million in additional storm restoration costs. Storm restoration costs that exceed this amount will be deferred and recorded as a regulatory asset on NEE’s and FPL’s balance sheets. Under the 2012 rate agreement, beginning 60 days following the filing of a cost recovery petition with the FPSC, FPL is authorized to recover the excess of storm restoration costs over the reserve amount on an interim basis through surcharges, plus approximately $117 million to replenish the reserve to the level authorized by the 2012 rate agreement. Interim recovery is available for storm restoration costs that in total for a calendar year do not exceed $4 for every 1,000 kWh of usage on monthly residential bills based on a 12 month recovery period. FPL intends to file a petition with the FPSC in the fourth quarter of 2016 to seek interim recovery of the storm restoration costs and to replenish the reserve under this mechanism.

Capital Initiatives

During the nine months ended September 30, 2016, FPL began construction on three solar PV projects that are each expected to provide approximately 74 MW and received final approval to begin construction on the Okeechobee power plant. In April 2016, FPL placed in service the modernized natural gas-fired combined-cycle unit at its Port Everglades power plant with approximately 1,237 MW of capacity. In addition, FPL has entered into a purchase agreement under which it will assume ownership of a 330 MW coal-fired generation facility located in Indiantown, Florida (see Note 9 - Contracts).

NEER: Results of Operations

NEER’s net income less net income attributable to noncontrolling interests for the three months ended September 30, 2016 and 2015 was $307 million and $379 million, respectively, representing a decrease of $72 million. NEER’s net income less net income attributable to noncontrolling interests for the nine months ended September 30, 2016 and 2015 was $765 million and $936 million, respectively, representing a decrease of $171 million. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(millions)
New investments(a)	$126	$281
Existing assets(a)	(12)	(13)
Gas infrastructure(b)	(43)	(49)
Customer supply and proprietary power and gas trading(b)	1	(20)
Interest and other general and administrative expenses(c)	(19)	(57)
Other	1	16
Change in unrealized mark-to-market non-qualifying hedge activity(d)	(130)	(498)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	13	9
Operating results of the Spain solar projects(d)	(9)	(9)
Gain on sale of the Texas natural gas generation facilities(d)	—	164
Resolution of contingencies related to a previous asset sale(d)	—	5
Decrease in net income less net income attributable to noncontrolling interests	$(72)	$(171)
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

New Investments

Results from new investments for the three months ended September 30, 2016 increased due to:

•
higher earnings of approximately $65 million, including the deferred income tax and other benefits associated with ITCs and convertible ITCs, related to the addition of approximately 1,204 MW of wind generation and 884 MW of solar generation during or after the three months ended September 30, 2015, and

•
higher earnings of approximately $61 million related to the acquisition of the Texas pipelines in October 2015, including a $41 million after-tax fair value adjustment to reduce the contingent holdback (see Note 9 - Contracts), and additional investments in other natural gas pipeline projects.

Results from new investments for the nine months ended September 30, 2016 increased due to:

•
higher earnings of approximately $175 million, including the deferred income tax and other benefits associated with ITCs and convertible ITCs, related to the addition of approximately 1,455 MW of wind generation and 905 MW of solar generation during or after the nine months ended September 30, 2015, and

•
higher earnings of approximately $106 million related to the acquisition of the Texas pipelines, including $48 million of after-tax fair value adjustments to reduce the contingent holdback (see Note 9 - Contracts), and additional investments in other natural gas pipeline projects.

Existing Assets

Results from NEER's existing asset portfolio for the three months ended September 30, 2016 decreased primarily due to:

•	lower results from merchant natural gas and oil assets of approximately $13 million primarily due to the sale of the Texas natural gas generation facilities (see Overview - Adjusted Earnings).

Results from NEER's existing asset portfolio for the nine months ended September 30, 2016 decreased primarily due to:

•
lower results from nuclear assets of approximately $15 million primarily due to lower gains on sales of securities held in NEER's nuclear decommissioning funds and outages at two nuclear plants, offset in part by favorable pricing, and

•	lower results from merchant natural gas and oil assets of $7 million primarily due to the sale of the Texas natural gas generation facilities (see Overview - Adjusted Earnings), partly offset by,

•	higher results of $11 million from natural gas generation facilities held for sale as of September 30, 2016 (see Note 8 - Assets and Liabilities Associated with Assets Held for Sale), and

•
higher results from wind assets of $3 million primarily due to income tax benefits related to the Canadian tax restructuring and higher wind generation, offset in part by lower state tax credits, PTC roll off and an increase in the amount of earnings attributable to noncontrolling interest.

Gas Infrastructure

The decrease in gas infrastructure results for the three months ended September 30, 2016 is primarily due to lower commodity prices and increased depreciation expense reflecting higher depletion rates. The decrease in gas infrastructure results for the nine months ended September 30, 2016 is primarily due to lower commodity prices and increased depreciation expense reflecting higher depletion rates, partly offset by gains from exiting the hedged positions on a number of future gas production opportunities; such gains were previously reflected in unrealized mark-to-market non-qualifying hedge activity. NEER continues to monitor its oil and gas producing properties for potential impairments due to low prices for oil and natural gas commodity products.

Customer Supply and Proprietary Power and Gas Trading

Results from customer supply and proprietary power and gas trading decreased for the nine months ended September 30, 2016 primarily due to lower margins and less favorable market conditions as compared to the same period in 2015.

Interest and Other General and Administrative Expenses

For the three and nine months ended September 30, 2016, interest and other general and administrative expenses reflect higher borrowing and other costs to support the growth of the business.

Other Factors

Supplemental to the primary drivers of the changes in NEER's net income less net income attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended September 30, 2016 decreased $156 million primarily due to:

•	lower unrealized mark-to-market gains from non-qualifying commodity hedges ($123 million for the three months ended September 30, 2016 compared to $278 million for the comparable period in 2015), and

•	lower revenues from existing assets of approximately $133 million primarily reflecting the sale of the Texas natural gas generation facilities in April 2016, partly offset by,

•	higher revenues from new investments of $129 million.

Operating revenues for the nine months ended September 30, 2016 decreased $474 million primarily due to:

•
unrealized mark-to-market losses from non-qualifying commodity hedges ($83 million of losses for the nine months ended September 30, 2016 compared to $338 million of gains for the comparable period in 2015),

•
lower revenues from existing assets of approximately $350 million primarily reflecting the sale of the Texas natural gas generation facilities in April 2016 and weather-related decrease in dispatch in the New England Power Pool (NEPOOL) region, offset in part by higher revenues from wind assets due to stronger wind resource, and

•	lower revenues from the customer supply and proprietary power and gas trading business and the gas infrastructure business of $22 million, partly offset by,

•	higher revenues from new investments of $322 million.

Operating Expenses
Operating expenses for the three months ended September 30, 2016 increased $2 million primarily due to:

•	higher operating expenses associated with new investments of approximately $60 million, and

•
higher depreciation expense of approximately $48 million primarily related to higher depletion rates at the natural gas infrastructure business, offset in part by the absence of depreciation on the Texas natural gas generation facilities sold in April 2016, partly offset by,

•	lower fuel expense of approximately $99 million primarily due to the sale of the Texas natural gas generation facilities in April 2016.

Operating expenses for the nine months ended September 30, 2016 decreased $343 million primarily due to:

•	the $254 million gain on the sale of the Texas natural gas generation facilities, and

•
lower fuel expense of approximately $289 million primarily due to the sale of the Texas natural gas generation facilities in April 2016, a weather-related decrease in dispatch in the NEPOOL region and lower gas prices, partly offset by,

•	higher operating expenses associated with new investments of approximately $161 million, and

•
higher depreciation expense of approximately $30 million primarily reflecting higher depletion rates at the natural gas infrastructure business, offset in part by the absence of depreciation on the Texas natural gas generation facilities sold in April 2016.

Interest Expense
NEER’s interest expense for the three months ended September 30, 2016 increased approximately $53 million primarily reflecting $44 million of unfavorable changes in the fair value of interest rate derivative instruments compared to $12 million of unfavorable changes in the comparable period in 2015. NEER’s interest expense for the nine months ended September 30, 2016 increased approximately $396 million primarily reflecting $355 million of unfavorable changes in the fair value of interest rate derivative instruments compared to $1 million of unfavorable changes in the comparable period in 2015. These increases primarily reflect the discontinuance of hedge accounting in January 2016 discussed above. Additionally, interest expense increased due to higher average debt balances.

Benefits Associated with Differential Membership Interests - net
Benefits associated with differential membership interests - net for all periods presented reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind and solar projects, net of associated costs. The increase for the three and nine months ended September 30, 2016 primarily relates to lower interest costs associated with the ongoing paydown of the differential membership interest obligations, sales of differential membership interests and increased results of the underlying wind and solar projects.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased for the three and nine months ended September 30, 2016 primarily due to increased earnings from AFUDC on NEER's investments in natural gas pipeline projects as construction continues and NEER's investment in a wind project that was placed in service in the fourth quarter of 2015.

Revaluation of Contingent Consideration
For the three and nine months ended September 30, 2016, revaluation of contingent consideration reflects fair value adjustments of approximately $101 million and $118 million, respectively, to reduce the contingent holdback associated with the acquisition of the Texas pipelines. For the three and nine months ended September 30, 2016, approximately $35 million and $40 million, respectively, of the fair value adjustments is attributable to noncontrolling interests. See Note 9 - Contracts.

Tax Credits, Benefits and Expenses
PTCs from wind projects and ITCs and deferred income tax benefits associated with convertible ITCs from solar and certain wind projects are reflected in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. A portion of the PTCs and ITCs have been allocated to investors in connection with sales of differential membership interests. Also see Summary above and Note 4 for a discussion of PTCs, ITCs and deferred income tax benefits associated with convertible ITCs, as well as benefits associated with differential membership interests - net above.

Capital Initiatives

During the nine months ended September 30, 2016, NEER placed into service approximately 100 MW of new wind generation and 650 MW of new solar generation. Additionally, on April 1, 2016, NEER increased its ownership interest in the Sabal Trail natural gas pipeline project (see Note 9 - Contracts). NEER expects to add new contracted wind generation of approximately 1,500 MW and new contracted solar generation of approximately 1,000 MW in 2016, including the 100 MW of wind and 650 MW of solar discussed above, which will bring NEER's 2015-2016 renewables development program to approximately 4,000 MW.

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

On October 28, 2016, an indirect subsidiary of NEER sold an indirect 24% ownership interest in a 550 MW solar generation facility located in California to an indirect subsidiary of NEP.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(millions)
Interest expense, net of allocations to NEER	$(22)	$(21)	$(167)	$(65)
Interest income	10	8	26	24
Federal and state income tax benefits (expenses)	(2)	17	(26)	32
Merger-related expenses	(83)	(5)	(88)	(16)
Other - net	28	12	80	51
Net income (loss)	$(69)	$11	$(175)	$26

The increase in interest expense, net of allocations to NEER, for the nine months ended September 30, 2016 primarily reflects net after-tax unrealized losses on interest rate and foreign currency derivative instruments and foreign currency transaction losses. See Note 2. The federal and state income tax benefits (expenses) for all periods presented reflect consolidating income tax adjustments including, for the nine months ended September 30, 2016, an approximately $58 million income tax charge related to the sale of the Texas natural gas generation facilities and, for the three and nine months ended September 30, 2016, the adoption of an accounting standards update. See Note 4 and Note 6 - Stock-Based Compensation. Merger-related expenses increased for three and nine months ended September 30, 2016 primarily related to the termination of the proposed merger between NEE, HEI and two wholly owned direct subsidiaries of NEE (see Note 8 - Merger Termination). Other includes all other corporate income and expenses, as well as other business activities. Also, see Note 8 - Proposed Sale Transaction.

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

Cash Flows

Sources and uses of NEE's and FPL's cash for the nine months ended September 30, 2016 and 2015 were as follows:

	NEE		FPL
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(millions)
Sources of cash:
Cash flows from operating activities	$5,294	$4,513	$3,790	$2,668
Long-term borrowings	4,644	3,462	150	85
Proceeds from the sale of differential membership interests	328	46	—	—
Sale of independent power and other investments of NEER	395	34	—	—
Capital contribution from NEE	—	—	—	1,454
Issuances of common stock - net	528	1,274	—	—
Net increase in short-term debt	392	1,021	758	—
Proceeds from the sale of a noncontrolling interest in subsidiaries	645	319	—	—
Other sources - net	—	—	45	9
Total sources of cash	12,226	10,669	4,743	4,216
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(7,929)	(5,676)	(3,097)	(2,618)
Retirements of long-term debt	(2,654)	(3,097)	(262)	(550)
Net decrease in short-term debt	—	—	—	(896)
Dividends	(1,205)	(1,031)	(1,300)	—
Payments to differential membership investors	(84)	(68)	—	—
Other uses - net	(244)	(193)	(61)	(136)
Total uses of cash	(12,116)	(10,065)	(4,720)	(4,200)
Net increase in cash and cash equivalents	$110	$604	$23	$16

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. The following table provides a summary of the major capital investments for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
	(millions)
FPL:
Generation:
New	$969	$540
Existing	443	500
Transmission and distribution	1,407	1,151
Nuclear fuel	121	178
General and other	209	248
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	(52)	1
Total	3,097	2,618
NEER:
Wind	2,141	923
Solar	1,416	1,112
Nuclear, including nuclear fuel	167	233
Natural gas pipelines	631	177
Other	328	557
Total	4,683	3,002
Corporate and Other	149	56
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$7,929	$5,676

Liquidity

At September 30, 2016, NEE's total net available liquidity was approximately $9.1 billion, of which FPL's portion was approximately $2.9 billion. The table below provides the components of FPL's and NEECH's net available liquidity at September 30, 2016:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$3,000	$4,850	$7,850	2017 - 2021	2016 - 2021
Issued letters of credit	(3)	(310)	(313)
	2,997	4,540	7,537

Revolving credit facilities	1,000	1,010	2,010	2017 - 2019	2017 - 2020
Borrowings	(600)	—	(600)
	400	1,010	1,410

Letter of credit facilities(b)	—	650	650		2017 - 2019
Issued letters of credit	—	(385)	(385)
	—	265	265

Subtotal	3,397	5,815	9,212

Cash and cash equivalents	46	634	680
Outstanding commercial paper and notes payable	(564)	(204)	(768)
Net available liquidity	$2,879	$6,245	$9,124
———————————————

(a)
Provide for the funding of loans up to $7,850 million ($3,000 million for FPL) and the issuance of letters of credit up to $3,050 million ($670 million for FPL). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s bank revolving line of credit facilities are also available to support the purchase of $718 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bond holders and not remarketed prior to maturity. Approximately $2,255 million of FPL's and $3,700 million of NEECH's bank revolving line of credit facilities expire in 2021.

(b)	Only available for the issuance of letters of credit.

Additionally, at September 30, 2016, certain subsidiaries of NEP had credit or loan facilities with available liquidity as set forth in the table below.

	Amount	Amount Remaining Available at September 30, 2016	Rate	Maturity Date	Related Project Use
	(millions)
Senior secured revolving credit facility(a)	$250	$250	Variable	2019	Working capital, expansion projects, acquisitions and general business purposes
Senior secured limited-recourse revolving loan facility(b)	$150	$50	Variable	2020	General business purposes
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

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE, including FPL, issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s or FPL’s consolidated subsidiaries, as discussed in more detail below. NEE and FPL are not required to recognize liabilities associated with guarantee arrangements issued on behalf of their consolidated subsidiaries unless it becomes probable that they will be required to perform. At September 30, 2016, NEE and FPL believe it is unlikely that they would be required to perform under, or otherwise incur any losses associated with, these guarantee arrangements.

As of September 30, 2016, NEE subsidiaries had approximately $2.2 billion in guarantees related primarily to equity contribution agreements associated with the development, construction and financing of certain power generation facilities, engineering, procurement and construction agreements and natural gas pipeline development projects. In addition, as of September 30, 2016, NEE subsidiaries had approximately $6.0 billion in guarantees ($18 million for FPL) related to indemnifications associated with asset divestitures, obligations under purchased power agreements, nuclear-related activities, the payment obligations related to renewable tax credits and the non-receipt of proceeds from cash grants under the Recovery Act, as well as other types of contractual obligations.

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements. As of September 30, 2016, these guarantees totaled approximately $814 million and support, among other things, required cash management reserves, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. As of September 30, 2016, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at September 30, 2016) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled $680 million.

As of September 30, 2016, subsidiaries of NEE also had approximately $1.1 billion of standby letters of credit ($3 million for FPL) and approximately $333 million of surety bonds ($78 million for FPL) to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

Credit Ratings

As a result of a recent change by Fitch Ratings (Fitch) in its methodology for issuing short-term credit ratings, Fitch downgraded NEECH’s commercial paper credit rating to F2 from F1 effective October 21, 2016.  All other credit ratings for NEECH and all credit ratings for NEE and FPL remain unchanged. A security rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. The rating is subject to revision or withdrawal at any time by the assigning rating organization.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2016 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended September 30, 2016
Fair value of contracts outstanding at June 30, 2016	$445	$1,010	$39	$1,494
Reclassification to realized at settlement of contracts	(73)	(56)	25	(104)
Inception value of new contracts	10	(2)	—	8
Changes in fair value excluding reclassification to realized	24	240	(36)	228
Fair value of contracts outstanding at September 30, 2016	406	1,192	28	1,626
Net margin cash collateral paid (received)				(241)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2016	$406	$1,192	$28	$1,385

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Nine months ended September 30, 2016
Fair value of contracts outstanding at December 31, 2015	$359	$1,185	$(218)	$1,326
Reclassification to realized at settlement of contracts	(146)	(338)	211	(273)
Inception value of new contracts	29	15	—	44
Net option premium purchases (issuances)	(13)	3	—	(10)
Changes in fair value excluding reclassification to realized	177	327	35	539
Fair value of contracts outstanding at September 30, 2016	406	1,192	28	1,626
Net margin cash collateral paid (received)				(241)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2016	$406	$1,192	$28	$1,385

NEE's total mark-to-market energy contract net assets (liabilities) at September 30, 2016 shown above are included on the condensed consolidated balance sheets as follows:

September 30, 2016
(millions)
Current derivative assets	$587
Noncurrent derivative assets	1,356
Current derivative liabilities	(271)
Noncurrent derivative liabilities	(287)
NEE's total mark-to-market energy contract net assets	$1,385

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2016 were as follows:

	Maturity
	2016	2017	2018	2019	2020	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(9)	$19	$7	$1	$(3)	$—	$15
Significant other observable inputs	(1)	42	35	16	1	(7)	86
Significant unobservable inputs	53	112	32	17	26	65	305
Total	43	173	74	34	24	58	406
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	3	(10)	10	8	1	—	12
Significant other observable inputs	84	185	120	112	91	103	695
Significant unobservable inputs	23	55	49	40	41	277	485
Total	110	230	179	160	133	380	1,192
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	(12)	40	—	—	—	—	28
Significant unobservable inputs	—	—	—	—	—	—	—
Total	(12)	40	—	—	—	—	28
Total sources of fair value	$141	$443	$253	$194	$157	$438	$1,626

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

With respect to commodities, the EMC, which is comprised of certain members of senior management, and NEE's chief executive officer are responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The EMC and NEE's chief executive officer receive periodic updates on market positions and related exposures, credit exposures and overall risk management activities.

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2015	$—	$3	$3	$51	$44	$23	$51	$46	$25
September 30, 2016	$—	$2	$2	$18	$23	$18	$18	$23	$18
Average for the nine months ended September 30, 2016	$—	$2	$2	$24	$30	$26	$24	$31	$27
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	September 30, 2016			December 31, 2015
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,912	$1,912	(a)	$1,789	$1,789	(a)
Other investments:
Debt securities	$129	$129	(a)	$124	$124	(a)
Primarily notes receivable	$535	$721	(b)	$512	$722	(b)
Long-term debt, including current maturities	$30,555	$32,952	(c)	$28,897	$30,412	(c)
Interest rate contracts - net unrealized losses	$(727)	$(727)	(d)	$(285)	$(285)	(d)
FPL:
Fixed income securities - special use funds	$1,450	$1,450	(a)	$1,378	$1,378	(a)
Long-term debt, including current maturities	$9,913	$11,768	(c)	$10,020	$11,028	(c)
———————————————

(a)	Primarily estimated using quoted market prices for these or similar issues.

(b)	Primarily estimated using a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)	Estimated using either quoted market prices for the same or similar issues or discounted cash flow valuation technique, considering the current credit spread of the debtor.

(d)	Modeled internally using discounted cash flow valuation technique and applying a credit valuation adjustment.

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

As of September 30, 2016, NEE had interest rate contracts with a notional amount of approximately $14.0 billion related to outstanding and expected future debt issuances and borrowings, of which approximately $12.4 billion manages exposure to the variability of cash flows associated with outstanding and expected future debt issuances at NEECH and NEER. The remaining $1.6 billion of notional amount of interest rate contracts effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $1,484 million ($446 million for FPL) at September 30, 2016.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,834 million and $2,674 million ($1,714 million and $1,598 million for FPL) at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $263 million ($156 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. As of September 30, 2016, approximately 95% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of September 30, 2016.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Information regarding purchases made by NEE of its common stock during the three months ended September 30, 2016 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
7/1/16 - 7/31/16	—	—	—	13,274,748
8/1/16 - 8/31/16	9,297	$125.32	—	13,274,748
9/1/16 - 9/30/16	482	$122.23	—	13,274,748
Total	9,779	$125.17	—
————————————

(a)
Includes: (1) in August 2016, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in September 2016, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP) to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 5. Other Information

(a)	None

(b)	None

(c)	Other events

(i)
Reference is made to Item 1. Business - NEE's Operating Subsidiaries - FPL - FPL Sources of Generation - Nuclear Operations - Spent Nuclear Fuel in the 2015 Form 10-K and Part II, Item 5. (c)(ii) in the Quarterly Report on Form 10‑Q for the quarterly period ended June 30, 2016 for NEE and FPL.

In August 2016, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) denied the petition for rehearing before the entire panel of the D.C. Circuit judges of its decision to uphold the NRC's Continued Storage of Spent Nuclear Fuel Rule and its determination that licensees can safely store spent nuclear fuel at nuclear power plants indefinitely. Parties may petition for review by the U.S. Supreme Court.

(ii)	Reference is made to Item 1. Business - NEE Environmental Matters - Waters of the U.S. in the 2015 Form 10-K.

The U.S. Court of Appeals for the Sixth Circuit has claimed jurisdiction to hear challenges to the EPA's final rule redefining "waters of the U.S." under the Clean Water Act and final briefs are due in February 2017.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*2(a)
Agreement and Plan of Merger, dated as of July 29, 2016, by and among NextEra Energy, Inc., EFH Merger Co., LLC, Energy Future Intermediate Holding Company LLC and Energy Future Holdings Corp. (filed as Exhibit 2.1 to Form 8-K dated July 29, 2016, File No. 1-8841)**
x
*2(b)	Amendment No. 1 to Agreement and Plan of Merger dated as of September 18, 2016 (filed as Exhibit 2 to Form 8-K dated September 18, 2016, File No. 1-8841)	x
*2(c)
Form of Third Amended Joint Plan of Reorganization of Energy Future Holdings Corp., et al., Pursuant to Chapter 11 of the Bankruptcy Code (filed as Exhibit 2.2 to Form 8-K dated July 29, 2016, File No. 1-8841)
x
*2(d)
Merger Agreement between NextEra Energy, Inc., WSS Acquisition Company, Texas Transmission Holding Corporation, Cheyne Walk Investment Pte Ltd, Borealis Power Holdings Inc. and BPC Health Corporation dated October 30, 2016 (filed as Exhibit 2 to Form 8-K dated October 29, 2016, File No. 1-8841)**
x
*3(ii)	Amended and Restated Bylaws of NextEra Energy, Inc., effective October 14, 2016 (filed as Exhibit 3(ii)(b) to Form 8-K dated October 14, 2016, File No. 1-8841)	x
*4(a)
Purchase Contract Agreement, dated as of August 1, 2016, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated August 8, 2016, File No. 1-8841)
x
*4(b)
Pledge Agreement, dated as of August 1, 2016, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated August 8, 2016, File No. 1-8841)
x
*4(c)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated August 8, 2016, creating the Series I Debentures due September 1, 2021 (filed as Exhibit 4(c) to Form 8-K dated August 8, 2016, File No. 1-8841)
x
*4(d)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 25, 2013, creating the Series G Debentures due September 1, 2018 (filed as Exhibit 4(c) to Form 8-K dated September 25, 2013, File No. 1-8841)
x
*4(e)
Letter, dated September 1, 2016, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series G Debentures due September 1, 2018 effective September 1, 2016 (filed as Exhibit 4(b) to Form 8-K dated September 1, 2016, File No. 1-8841)
x
*10(a)	Plan Support Agreement dated as of July 29, 2016 (filed as Exhibit 10.1 to Form 8-K dated July 29, 2016, File No. 1-8841)	x
*10(b)	Amended and Restated Plan Support Agreement dated as of September 19, 2016 (filed as Exhibit 10 to Form 8-K dated September 18, 2016, File No. 1-8841)	x
*10(c)	Form of Oncor Letter Agreement (filed as Exhibit 10.2 to Form 8-K dated July 29, 2016, File No. 1-8841)	x
10(d)	Appendix A2 (revised as of September 19, 2016) to the Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005	x	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
_________________________

*	Incorporated herein by reference

**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. NEE will furnish the omitted schedules to the SEC upon request.

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

Date: November 1, 2016

NEXTERA ENERGY, INC. (Registrant)

TERRELL KIRK CREWS, II
Terrell Kirk Crews, II Vice President, Controller and Chief Accounting Officer of NextEra Energy, Inc. (Principal Accounting Officer of NextEra Energy, Inc.)

FLORIDA POWER & LIGHT COMPANY (Registrant)

KIMBERLY OUSDAHL
Kimberly Ousdahl Vice President and Chief Accounting Officer of Florida Power & Light Company (Principal Accounting Officer of Florida Power & Light Company)