Form 10-K
period 2016-12-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2017-02-23
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number
1-8841	NEXTERA ENERGY, INC.	59-2449419
2-27612	FLORIDA POWER & LIGHT COMPANY 700 Universe Boulevard Juno Beach, Florida 33408 (561) 694-4000	59-0247775
State or other jurisdiction of incorporation or organization: Florida

Name of exchange on which registered
Securities registered pursuant to Section 12(b) of the Act:
NextEra Energy, Inc.:	Common Stock, $0.01 Par Value	New York Stock Exchange
	6.371% Corporate Units	New York Stock Exchange
	6.123% Corporate Units	New York Stock Exchange
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
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☑
Aggregate market value of the voting and non-voting common equity of NextEra Energy, Inc. held by non-affiliates as of June 30, 2016 (based on the closing market price on the Composite Tape on June 30, 2016) was $60,089,366,330.
There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates as of June 30, 2016.
Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding as of January 31, 2017: 467,581,899
Number of shares of Florida Power & Light Company common stock, without par value, outstanding as of January 31, 2017, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of NextEra Energy, Inc.'s Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
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

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC - equity	equity component of AFUDC
AOCI	accumulated other comprehensive income
Bcf	billion cubic feet
capacity clause	capacity cost recovery clause, as established by the FPSC
CO2	carbon dioxide
DOE	U.S. Department of Energy
Duane Arnold	Duane Arnold Energy Center
environmental clause	environmental cost recovery clause
EPA	U.S. Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NEER subsidiary
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
GHG	greenhouse gas(es)
IPO	initial public offering
ISO	independent system operator
ITC	investment tax credit
kW	kilowatt
kWh	kilowatt-hour(s)
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
mortgage	mortgage and deed of trust dated as of January 1, 1944, from FPL to Deutsche Bank Trust Company Americas, as supplemented and amended
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	NextEra Energy Resources, LLC
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP
NERC	North American Electric Reliability Corporation
Note __	Note __ to consolidated financial statements
NOx	nitrogen oxide
NRC	U.S. Nuclear Regulatory Commission
NYISO	New York ISO
O&M expenses	other operations and maintenance expenses in the consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PJM	PJM Interconnection, L.L.C.
PMI	NextEra Energy Marketing, LLC
Point Beach	Point Beach Nuclear Power Plant
PTC	production tax credit
PUCT	Public Utility Commission of Texas
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
PV	photovoltaic
Recovery Act	The American Recovery and Reinvestment Act of 2009, as amended
regulatory ROE	return on common equity as determined for regulatory purposes
RFP	request for proposal
ROE	return on common equity
RPS	renewable portfolio standards
RTO	regional transmission organization
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a NEER subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
U.S.	United States of America

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, strategies, future events or performance (often, but not always, through the use of words or phrases such as may result, are expected to, will continue, is anticipated, believe, will, could, should, would, estimated, may, plan, potential, future, projection, goals, target, outlook, predict and intend or words of similar meaning) are not statements of historical facts and may be forward looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part I, Item 1A. Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on NEE's and/or FPL's operations and financial results, and could cause NEE's and/or FPL's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of NEE and/or FPL in this combined Form 10-K, in presentations, on their respective websites, in response to questions or otherwise.

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

PART I

Item 1. Business

OVERVIEW

NEE is one of the largest electric power companies in North America and, through its subsidiary NEER and its affiliated entities, is the largest generator of renewable energy from the wind and sun in the world based on 2016 MWh produced. NEE also owns and/or operates generation, transmission and distribution facilities to support its services to retail and wholesale customers, and has investments in gas infrastructure assets. NEE also provides risk management services related to power and gas consumption related to its own generation assets and for a limited number of wholesale customers in selected markets. NEE's business strategy has emphasized the development, acquisition and operation of renewable, nuclear and natural gas-fired generation facilities in response to long-term federal policy trends supportive of zero and low air emissions sources of power. As of December 31, 2016, NEE's business included the following:

•	approximately 45,900 MW of generating capacity with electric generation facilities located in 30 states in the U.S., 4 provinces in Canada and in Spain;

•	approximately 16% of the installed base of U.S. wind power production capacity;

•	approximately 11% of the installed base of U.S. universal solar power production capacity;

•	one of the largest fleets of nuclear power stations in the U.S., with 8 reactors at 5 sites located in 4 states, representing approximately 6% of U.S. nuclear power electric generating capacity;

•
a generation fleet with significantly lower rates of emissions of CO2, SO2 and NOx than the average rates of the U.S. electric power industry with approximately 98% of its 2016 generation, measured by MWh produced, coming from renewable, nuclear and natural gas-fired facilities;

•	approximately 800 substations and 76,700 miles of transmission and distribution lines;

•	more than 5.4 million retail and wholesale electric customer accounts; and

•	approximately 14,700 people employed, primarily in the U.S.

NEE was incorporated in 1984 under the laws of Florida and conducts its operations principally through two wholly owned subsidiaries, FPL and NEER. NEECH, another wholly owned subsidiary of NEE, owns and provides funding for NEER's and NEE's operating subsidiaries, other than FPL and its subsidiaries. During 2014, NEE formed NEP to acquire, manage and own contracted clean energy projects with stable, long-term cash flows. See NEER section below for further discussion of NEP. When discussed in this combined Form 10-K, NEE's and NEER's generating capacity as of December 31, 2016 includes approximately 971 MW associated with noncontrolling interests related to NEP.

NEE's two principal businesses, FPL and NEER, also constitute NEE's reportable segments for financial reporting purposes. See Note 14 for certain financial information about these segments. NEE seeks to create value in its two principal businesses by meeting its customers' needs more economically and more reliably than its competitors, as described in more detail in the following sections. NEE's strategy has resulted in profitable growth over sustained periods at both FPL and NEER. Management seeks to grow each business in a manner consistent with the varying opportunities available to it; however, management believes that the diversification and balance represented by FPL and NEER is a valuable characteristic of the enterprise and recognizes that each business contributes to NEE's credit profile in different ways. FPL and NEER, as well as other NEE subsidiaries, share common support functions with the objective of lowering costs and creating efficiencies for their businesses. NEE and its subsidiaries continue to develop and implement enterprise wide initiatives focused mainly on improving productivity and reducing O&M expenses (cost savings initiatives).

In July 2016, NEE announced a proposed merger (EFH merger) under which a newly formed subsidiary of NEE will acquire 100% of the equity of reorganized Energy Future Holdings Corp. (reorganized EFH) and certain of its direct and indirect subsidiaries, including its indirect ownership of approximately 80% of the outstanding equity interests of Oncor Electric Delivery Company LLC

(Oncor), a regulated electric distribution and transmission business that operates the largest distribution and transmission system in Texas. The merger agreement (EFH merger agreement) provides that the consideration for the transaction funded by NEE will be $9.796 billion, which will be paid almost all in cash, with the balance in shares of NEE common stock. The amount of consideration will be subject to adjustment as provided in the EFH merger agreement. In late October 2016, additional agreements were entered into with other parties that, when combined with the EFH merger agreement, if completed, would result in NEE owning 100% of Oncor. The aggregate consideration to be paid by NEE under these additional agreements will be approximately $2.4 billion and will be subject to adjustment as provided in the additional agreements. On February 17, 2017, the U.S. Bankruptcy Court for the District of Delaware confirmed Energy Future Holdings Corp.'s Eighth Amended Joint Plan of Reorganization. Completion and actual closing dates of the EFH merger and the other Oncor-related transactions remain subject to, among other things, approval by the PUCT and receipt of a supplemental private letter ruling from the Internal Revenue Service (IRS). The PUCT hearings regarding the merger transactions were conducted the week of February 20, 2017. NEE, EFH and the other parties to the EFH merger agreement, and the parties to the other Oncor-related transaction agreements, have certain specified termination rights. NEE expects the EFH merger and the other Oncor-related transactions to be completed in the first half of 2017. See Note 7 - Pending Oncor-Related Transactions.

In January 2017, a subsidiary of NEE completed the sale of its fiber-optic telecommunications business (FPL FiberNet) for net cash proceeds of approximately $1.1 billion, after repayment of $370 million of related long-term debt. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale.

FPL

FPL was incorporated under the laws of Florida in 1925 and is a rate-regulated electric utility engaged primarily in the generation, transmission, distribution and sale of electric energy in Florida. FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. based on retail MWh sales. At December 31, 2016, FPL had approximately 26,000 MW of net generating capacity, 74,800 miles of transmission and distribution lines and 600 substations. FPL provides service to its customers through an integrated transmission and distribution system that links its generation facilities to its customers. At December 31, 2016, FPL served approximately 10 million people through approximately 4.9 million customer accounts. FPL's service territory, which covers most of the east and lower west coasts of Florida, and plant locations as of December 31, 2016 were as follows (see Sources of Generation below):

CUSTOMERS AND REVENUE

FPL's primary source of operating revenues is from its retail customer base; it also serves a limited number of wholesale customers within Florida. The percentage of FPL's operating revenues and customer accounts by customer class were as follows:

Operating Revenues
5%
6%
7%
4%
4%
3%
36%
36%
36%
55%
54%
54%
2016
2015
2014
Years
Residential
Commercial
Wholesale
Other

2016 Customer Accounts

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

FPL seeks to maintain attractive rates for its customers. Since rates are largely cost-based, maintaining low rates requires a strategy focused on developing and maintaining a low-cost position, including the implementation of ideas generated from the cost savings initiatives discussed above. A common benchmark used in the electric power industry for comparing rates across companies is the price of 1,000 kWh of consumption per month for a residential customer. FPL's 2016 average bill for 1,000 kWh of monthly residential usage was the lowest among reporting electric utilities within Florida and well below the July 2016 national average (the latest date for which this data is available) as indicated below:

Florida Electric Utility Residential Bill Comparison of
2016 Annual Average Typical Monthly Bill
Residential 1,000 kWh Bill
Average Typical Monthly Bill
$140
$120
$100
$80
$60
$40
$20
$0
$92.14
$115.14
$135.33
FPL
Florida Electric Utilities Average
(Highest is $138.95)
National Average
(as of July 2016)

FRANCHISE AGREEMENTS AND COMPETITION

FPL's service to its retail customers is provided primarily under franchise agreements negotiated with municipalities or counties. During the term of a franchise agreement, which is typically 30 years, the municipality or county agrees not to form its own utility, and FPL has the right to offer electric service to residents. FPL currently holds 180 franchise agreements with various municipalities and counties in Florida with varying expiration dates through 2046. These franchise agreements cover approximately 88% of FPL's retail customer base in Florida. FPL also provides service to 13 other municipalities and to 21 unincorporated areas within its service area without franchise agreements pursuant to the general obligation to serve as a public utility. FPL relies upon Florida law for access to public rights of way.

Because any customer may elect to provide his/her own electric services, FPL effectively must compete for an individual customer's business. As a practical matter, few customers provide their own service at the present time since FPL's cost of service is lower than the cost of self-generation for the vast majority of customers. Changing technology, economic conditions and other factors could alter the favorable relative cost position that FPL currently enjoys; however, FPL seeks as a matter of strategy to ensure that it delivers superior value, in the form of high reliability, low bills and excellent customer service.

In addition to self-generation by residential, commercial and industrial customers, FPL also faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources. In each of 2016, 2015 and 2014, operating revenues from wholesale and industrial customers combined represented approximately five percent of FPL's total operating revenues.

For the building of new steam and solar generating capacity of 75 MW or greater, the FPSC requires investor-owned electric utilities, including FPL, to issue an RFP except when the FPSC determines that an exception from the RFP process is in the public interest. The RFP process allows independent power producers and others to bid to supply the new generating capacity. If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generating capacity of the type proposed, the investor-owned electric utility would seek to negotiate a purchased power agreement with the selected bidder and request that the FPSC approve the terms of the purchased power agreement and, if appropriate, provide the required authorization for the construction of the bidder's generating capacity.

FPL SOURCES OF GENERATION

At December 31, 2016, FPL's resources for serving load consisted of 26,836 MW, of which 26,017 MW were from FPL-owned facilities and approximately 819 MW were available through purchased power agreements, including 330 MW associated with a coal-fired generation facility located in Indiantown, Florida that FPL purchased in January 2017 (Indiantown generation facility) (see Note 13 - Contracts). FPL owned and operated 33 units that used fossil fuels, primarily natural gas, and had joint ownership interests in 3 coal units with an aggregate generating capacity of 22,305 MW. In addition, FPL owned, or had undivided interests in, and operated 4 nuclear units with generating capacity totaling 3,453 MW (see Nuclear Operations below) and 5 solar generation facilities with generating capacity totaling 259 MW (excluding 75 MW of non-incremental solar capability which is provided through a natural gas generation facility). FPL customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in FPL's service territory. Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.

Fuel Sources

FPL relies upon a mix of fuel sources for its generation facilities, the ability of some of its generation facilities to operate on both natural gas and oil, and on purchased power to maintain the flexibility to achieve a more economical fuel mix in order to respond to market and industry developments.

*Oil is less than 1%	*Oil and Solar are collectively less than 1%

Significant Fuel Contracts. As of December 31, 2016, FPL had the following significant fuel contracts in place:

•
FPL has firm transportation contracts for existing natural gas pipeline capacity with five different transportation suppliers, which provide for an aggregate maximum delivery quantity of 1,969,000 MMBtu/day with expiration dates ranging from 2017 to 2036. Together, these contracts are expected to satisfy substantially all of the currently anticipated needs for natural gas transportation through mid-2017. To the extent desirable, FPL also purchases interruptible natural gas transportation service from the five transportation suppliers.

•
FPL has 25-year natural gas transportation agreements with each of Sabal Trail and Florida Southeast Connection for a quantity of 400,000 MMBtu/day beginning in mid-2017 and increasing to 600,000 MMBtu/day in mid-2020. These new agreements, when combined with FPL's existing agreements, are expected to satisfy substantially all of FPL's natural gas transportation needs through at least 2020. FPL's firm commitments under the new agreements are contingent upon the occurrence of certain events, including the completion of construction of the pipeline system to be built by Sabal Trail and Florida Southeast Connection. See NEER - Generation and Other Operations - Other Operations below and Note 13 - Contracts.

•
FPL has several short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas. The remainder of FPL's natural gas requirements is purchased in the spot market. FPL has an agreement for the storage of natural gas that expires in 2018.

•	FPL has several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from late February 2017 through 2031.

Nuclear Operations

At December 31, 2016, FPL owned, or had undivided interests in, and operated the following four nuclear units in Florida with a total net generating capacity of 3,453 MW. FPL's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages typically require the unit to be removed from service for variable lengths of time.

Facility	FPL's Ownership (MW)	Beginning of Current or Next Scheduled Refueling Outage	Operating License Expiration Dates
St. Lucie Unit No. 1	981	March 2018	2036
St. Lucie Unit No. 2	840	February 2017	2043
Turkey Point Unit No. 3	811	March 2017	2032
Turkey Point Unit No. 4	821	October 2017	2033

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

Projects to Add Additional Capacity

FPL is in the process of adding the following additional capacity during the term of the 2016 rate agreement (see FPL Rate Regulation - Base Rates - Rates Effective January 2017 through December 2020 below):

•	an approximately 1,750 MW natural gas-fired combined-cycle unit in Okeechobee County, Florida (Okeechobee Clean Energy Center), with a planned in-service date of mid-2019; and

•	up to 300 MW annually of new solar generation in each of 2017 through 2020.

FPL ENERGY MARKETING AND TRADING

FPL's Energy Marketing & Trading division (EMT) buys and sells wholesale energy commodities, such as natural gas, oil and electricity. EMT procures natural gas and oil for FPL's use in power generation and sells excess natural gas, oil and electricity. Prior to January 2017, EMT had utilized derivative instruments (primarily swaps, options and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity. Under the 2016 rate agreement that is effective beginning January 2017 and discussed below, EMT will not enter into any new derivative instruments to manage its commodity price risk for the term of the 2016 rate agreement. Substantially all of the results of EMT's activities are passed through to customers in the fuel or capacity clauses. See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity and Note 3.

FPL REGULATION

FPL's operations are subject to regulation by a number of federal, state and other organizations, including, but not limited to, the following:

•	the FPSC, which has jurisdiction over retail rates, service territory, issuances of securities, planning, siting and construction of facilities, among other things;

•
the FERC, which oversees the acquisition and disposition of generation, transmission and other facilities, transmission of electricity and natural gas in interstate commerce, proposals to build and operate interstate natural gas pipelines and storage facilities, and wholesale purchases and sales of electric energy, among other things;

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

Rates Effective January 2017 through December 2020 - In December 2016, the FPSC issued a final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement). Key elements of the 2016 rate agreement, which is effective from January 2017 through at least December 2020, include, among other things, the following:

•	New retail base rates and charges were established resulting in the following increases in annualized retail base revenues:

◦	$400 million beginning January 1, 2017;

◦	$211 million beginning January 1, 2018; and

◦	$200 million when the Okeechobee Clean Energy Center achieves commercial operation, which is expected to occur in mid-2019.

•
In addition, FPL is eligible to receive, subject to conditions specified in the 2016 rate agreement, base rate increases associated with the addition of up to 300 MW annually of new solar generation in each of 2017 through 2020 and may carry forward any unused MW to subsequent years during the term of the 2016 rate agreement. FPL will be required to demonstrate that any proposed solar facilities are cost effective and scheduled to be in service before December 31, 2021. FPL has agreed to an installed cost cap of $1,750 per kW.

•
FPL's allowed regulatory ROE is 10.55%, with a range of 9.60% to 11.60%. If FPL's earned regulatory ROE falls below 9.60%, FPL may seek retail base rate relief. If the earned regulatory ROE rises above 11.60%, any party other than FPL may seek a review of FPL's retail base rates.

•
Subject to certain conditions, FPL may amortize, over the term of the 2016 rate agreement, up to $1.0 billion of depreciation reserve surplus plus the reserve amount remaining under FPL's 2012 rate agreement discussed below (approximately $250 million), provided that in any year of the 2016 rate agreement, FPL must amortize at least enough reserve to maintain a 9.60% earned regulatory ROE but may not amortize any reserve that would result in an earned regulatory ROE in excess of 11.60%.

•
Future storm restoration costs would be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that could produce a surcharge of no more than $4 for every 1,000 kWh of usage on residential bills during the first 12 months of cost recovery. Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge to recover amounts above $400 million.

In January 2017, the Sierra Club filed a notice of appeal challenging the FPSC’s final order approving the 2016 rate agreement, which notice of appeal is pending before the Florida Supreme Court.

Rates Effective January 2013 through December 2016 - Effective January 2013, pursuant to an FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement), new retail base rates and charges for FPL were established resulting in an increase in retail base revenues of $350 million on an annualized basis. The 2012 rate agreement, provided for, among other things, the following:
•a regulatory ROE of 10.50% with a range of plus or minus 100 basis points;

•	an increase in annualized base revenue requirements as each of three FPL modernized power plants became operational in April 2013, April 2014 and April 2016;

•
the continuation of cost recovery through the capacity clause (reported as retail base revenues) for a generating unit which was placed in service in May 2011 (beginning January 2017, under the 2016 rate agreement, cost recovery will be through base rates);

•
subject to certain conditions, the right to reduce depreciation expense up to $400 million (reserve), provided that in any year of the 2012 rate agreement, FPL was required to amortize enough reserve to maintain an earned regulatory ROE within the range of 9.50% to 11.50% (see below regarding a subsequent reduction in the reserve amount);

•	an interim cost recovery mechanism for storm restoration costs (see Note 1 - Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve); and

•
an incentive mechanism whereby customers receive 100% of certain gains, including but not limited to gains from the purchase and sale of electricity and natural gas (including transportation and storage), up to a specified threshold; gains exceeding that specified threshold were shared by FPL and its customers.

In August 2015, the FPSC approved a stipulation and settlement between the Office of Public Counsel and FPL regarding issues relating to the ratemaking treatment for FPL’s purchase of a 250 MW coal-fired generation facility located in Jacksonville, Florida (Cedar Bay generation facility), which FPL retired in December 2016. As part of this settlement, the amount of the reserve was reduced by $30 million to $370 million.

Cost Recovery Clauses. Cost recovery clauses are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through the various clauses. Cost recovery clause costs are recovered through levelized monthly charges per kWh or kW, depending on the customer's rate class. These cost recovery clause charges are calculated at least annually based on estimated costs and estimated customer usage for the following year, plus or minus true-up adjustments to reflect the estimated over or under recovery of costs for the current and prior periods. An adjustment to the levelized charges may be approved during the course of a year to reflect revised estimates. FPL recovers costs from customers through the following clauses:

•	Fuel - fuel costs and energy charges relating to purchased power agreements, the most significant of the cost recovery clauses in terms of operating revenues (see Note 1 - Rate Regulation);

•
Capacity - primarily capacity payments to non-utility generators and other utilities and certain costs associated with the acquisition of the Cedar Bay generation facility (see Note 1 - Rate Regulation);

•	Energy Conservation - costs associated with implementing energy conservation programs; and

•	Environmental - certain costs of complying with federal, state and local environmental regulations enacted after April 1993 and costs associated with three of FPL's solar facilities.

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

FPL Environmental Regulation

FPL is subject to environmental laws and regulations as described in the NEE Environmental Matters section below. FPL expects to seek recovery through the environmental clause for compliance costs associated with any new environmental laws and regulations.

FPL EMPLOYEES

FPL had approximately 8,900 employees at December 31, 2016. Approximately 34% of the employees are represented by the International Brotherhood of Electrical Workers (IBEW) under a collective bargaining agreement with FPL that expires October 31, 2017.

NEER

NEER, a limited liability company organized under the laws of Delaware, was formed in 1998 to aggregate NEE's competitive energy businesses. NEER is a diversified clean energy company with a business strategy that emphasizes the development, acquisition and operation of long-term contracted assets with a focus on renewable projects. Through its subsidiaries, NEER currently owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets primarily in the U.S., as well as in Canada and Spain. See Note 14 for information on revenues from foreign sources and long–lived assets located in foreign countries. NEER, with approximately 19,882 MW of generating capacity at December 31, 2016, is one of the largest wholesale generators of electric power in the U.S., with approximately 18,862 MW of generating capacity across 29 states, and has 920 MW of generating capacity in 4 Canadian provinces and 99.8 MW of generating capacity in Spain. NEER produces the majority of its electricity from clean and renewable sources as described more fully below. NEER is the largest generator in the world of electric power from wind and universal solar energy projects based on 2016 MWh produced. NEER also owned and operated approximately 200 substations and 1,240 circuit miles of transmission lines at December 31, 2016.

NEER also engages in energy-related commodity marketing and trading activities, including entering into financial and physical contracts, to hedge the production from its generation assets that is not sold under long-term power supply agreements. These contracts primarily include power and gas commodities and their related products, as well as provide full energy and capacity requirements services primarily to distribution utilities in certain markets and offer customized power and gas and related risk management services to wholesale customers. In addition, NEER participates in natural gas, natural gas liquids and oil production primarily through non-operating ownership interests, and in pipeline infrastructure development, construction, management and operations, through either wholly owned subsidiaries or noncontrolling or joint venture interests, hereafter referred to as the gas infrastructure business. NEER also hedges the expected output from its gas infrastructure production assets to protect against price movements.

As discussed in the Overview above, during 2014, NEP was formed to acquire, manage and own contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NEP OpCo. Through an indirect wholly owned subsidiary, NEE owns 101,440,000 common units of NEP OpCo representing a noncontrolling interest in NEP's operating projects of approximately 65.2% as of December 31, 2016. NEE owns a controlling general partner interest in NEP and consolidates NEP for financial reporting purposes. See Note 1 - NextEra Energy Partners, LP. As of December 31, 2016, NEP, through the combination of NEER's contribution of energy projects to NEP OpCo in connection with NEP’s IPO in July 2014 and the acquisition of additional energy projects from NEER in 2015 and 2016, owns, or has an interest in, a portfolio of 22 wind and solar projects with generating capacity totaling approximately 2,787 MW and long-term contracted natural gas pipeline assets as discussed below. In addition in 2015, NEP OpCo issued 2 million NEP OpCo Class B Units to NEER in exchange for an approximately 50% ownership interest in three solar projects with a total generating capacity of 277 MW. NEER, as holder of the Class B Units, will retain 100% of the economic interests if, and until, NEER offers to sell the economic interests to NEP and NEP accepts such offer. NEP OpCo has a right of first offer for certain of NEER's assets (ROFO assets) if NEER should seek to sell the assets. The ROFO assets remaining as of December 31, 2016, include contracted wind and solar projects with a combined capacity of approximately 1,076 MW. In 2015, NEP completed the acquisition of the membership interests in NET Holdings Management, LLC (Texas pipeline business), a developer, owner and operator of a portfolio of seven intrastate long-term contracted natural gas pipeline assets located in Texas (Texas pipelines). See Generation and Other Operations - Contracted, Merchant and Other Operations - Other Operations below.

GENERATION AND OTHER OPERATIONS

NEER sells products associated with its own generation facilities (energy, capacity, renewable energy credits (RECs) and ancillary services) in competitive markets in regions where those facilities are located. Customer transactions may be supplied from NEER generation facilities or from purchases in the wholesale markets, or from a combination thereof. See Markets and Competition below.

At December 31, 2016, NEER managed or participated in the management of essentially all of its generation projects and all of its natural gas pipeline assets in which it has an ownership interest. At December 31, 2016, the locations of NEER's generation facilities and natural gas pipeline assets in North America were as follows:

Legend
Wind
Universal Solar
Natural Gas
Oil
Nuclear
Pipeline
U.S. states and Canadian provinces with projects in operation

Locations with more than one facility are illustrated with a single dot.
Map excludes small-scale solar.

Contracted, Merchant and Other Operations

NEER's portfolio of generation operations based on the presence/absence of long-term power sales agreements and other operations was as follows:

*Solar is less than 1%

Contracted Generation Assets. Contracted generation assets are generation facilities with long-term power sales agreements for substantially all of their capacity and/or energy output. Information related to contracted generation assets as of December 31, 2016 was as follows:

•	represented approximately 15,994 MW of generating capacity;

•	weighted average remaining contract term of approximately 17 years, based on forecasted contributions to earnings; and

•	contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel have expiration dates ranging from late February 2017 through 2032 (see Note 13 - Contracts).

Merchant Generation Assets. Merchant generation assets are generation facilities that do not have long-term power sales agreements to sell their capacity and/or energy output and therefore require active marketing and hedging. Information related to merchant generation assets as of December 31, 2016 was as follows:

•	represented approximately 3,888 MW of generating capacity, including 781 MW of oil-fired peak generation facilities;

•	primarily located in Texas and the Northeast regions of the U.S.;

•	contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel have expiration dates ranging from August 2017 through 2029 (see Note 13 - Contracts); and

•	utilize swaps, options, futures and forwards to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.

Other Operations.

Gas Infrastructure Business - At December 31, 2016, NEER had approximately $3.5 billion invested in the natural gas pipelines discussed below and ownership interests in investments located in oil and gas shale formations primarily in the Midwest and South regions of the U.S.

	Miles of Pipeline	Pipeline Location/Route	NEER's Ownership	Total Capacity (per day)	Actual/Expected In-Service Dates
Operational:
Texas Pipelines(a)	542	South Texas	61.6%	4.05 Bcf	1950 - 2014
Under Construction or In Development:
Sabal Trail(b)	515	Southwestern Alabama to Central Florida	42.5%	0.83 Bcf - 1.075 Bcf	Mid-2017 - Mid-2021
Florida Southeast Connection(b)	126	Central Florida to Martin County, Florida	100%	0.64 Bcf	Mid-2017
Mountain Valley Pipeline(c)	301	Marcellus and Utica shale regions to markets in the Mid-Atlantic and Southeast regions of the U.S.	31%	2.00 Bcf	End of 2018
______________________

(a)
A portfolio of seven natural gas pipelines, of which a third party owns a 10% interest in a 120 mile pipeline with a daily capacity of approximately 2.3 Bcf. The pipelines have a total existing capacity of approximately 4 Bcf per day, of which 3 Bcf per day is contracted with firm ship-or-pay contracts that have a weighted-average remaining contract life of approximately 14 years.

(b)	See FPL - FPL Sources of Generation - Fuel Sources - Significant Fuel Contracts and Note 13 - Commitments and - Contracts.

(c)	Construction of the natural gas pipeline is subject to certain conditions, including FERC approval. See Note 13 - Commitments.

Customer Supply and Proprietary Power and Gas Trading - NEER provides commodities-related products to customers, engages in energy-related commodity marketing and trading activities and includes the operations of a retail electricity provider. Through its subsidiary PMI, NEER:

•
manages risk associated with fluctuating commodity prices and optimizes the value of NEER's power generation and gas infrastructure production assets through the use of swaps, options, futures and forwards;

•	sells output from NEER's plants that is not sold under long-term contracts and procures fossil fuel for use by NEER's generation fleet;

•	provides full energy and capacity requirements to customers; and

•	markets and trades energy-related commodity products and provides a wide range of electricity and fuel commodity products as well as marketing and trading services to customers.

NEER Fuel/Technology Mix

NEER owns and operates the majority of its generation facilities, which utilize the following mix of fuel sources:

*Oil is less than 1%
Wind Facilities

•	ownership interests in and operated a total net generating capacity of 13,852 MW at December 31, 2016;

•	located in 20 states in the U.S. and 4 provinces in Canada;

•	approximately 12,008 MW is from contracted wind assets located primarily throughout the West and Midwest regions of the U.S. and Canada;

•	approximately 1,844 MW is from merchant wind assets located in Texas;

•	added approximately 1,465 MW in the U.S. in 2016; and

•
expects to add new contracted wind generation of approximately 2,400 to 4,100 MW and approximately 1,600 MW of additional repowering generation within the existing U.S. wind portfolio in 2017 to 2018 (see Policy Incentives for Renewable Energy Projects below for additional discussion of NEER's expectations regarding wind development, construction and retrofitting).

Solar Facilities

•	ownership interests in and operated the majority of PV and solar thermal facilities with a total net generating capacity of 2,108 MW at December 31, 2016;

•	located in 11 states in the U.S., 1 province in Canada and 1 province in Spain;

•	essentially all MW is from contracted solar facilities located primarily throughout the West region of the U.S.;

•	added approximately 980 MW in the U.S. in 2016; and

•	expects to add new contracted solar generation of approximately 400 to 1,300 MW in 2017 to 2018.

Fossil Facilities

•
ownership interests in and operated natural gas generation facilities with a total net generating capacity of 420 MW at December 31, 2016; approximately 262 MW is contracted and 158 MW is merchant; located in 3 states in the Northeast region of the U.S.;

•
completed the sales of its ownership interests in merchant natural gas generation facilities located in Texas with a total generating capacity of 2,884 MW and in natural gas generation facilities located primarily in Pennsylvania with a total generating capacity of 840 MW (see Note 1 - Assets and Liabilities Associated with Assets Held for Sale); and

•	owned, or had undivided interests in, and operated oil-fired peak generation facilities with a total generating capacity of 781 MW at December 31, 2016 primarily located in Maine.

Nuclear Facilities

At December 31, 2016, NEER owned, or had undivided interests in, and operated the following four nuclear units with a total net generating capacity of 2,721 MW. NEER's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages typically require the unit to be removed from service for variable lengths of time.

Facility	Location	NEER's Ownership (MW)	Portfolio Category	Next Scheduled Refueling Outage	Operating License Expiration Dates
Seabrook	New Hampshire	1,100	Merchant	April 2017	2030(a)
Duane Arnold	Iowa	431	Contracted(b)	September 2018	2034
Point Beach Unit No. 1	Wisconsin	595	Contracted(c)	October 2017	2030
Point Beach Unit No. 2	Wisconsin	595	Contracted(c)	March 2017	2033
______________________

(a)	In 2010, NEER filed an application with the NRC to renew Seabrook's operating license for an additional 20 years, which license renewal is dependent on NRC regulatory approvals.

(b)	NEER sells all of its share of the output of Duane Arnold under a long-term contract expiring in December 2025.

(c)	NEER sells all of the output of Point Beach Units Nos. 1 and 2 under long-term contracts through their current operating license expiration dates.

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

Policy Incentives for Renewable Energy Projects

U.S. federal, state and local governments have established various incentives to support the development of renewable energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Wind and solar projects qualify as five-year property that is eligible to be depreciated under the U.S. federal Modified Accelerated Cost Recovery System (MACRS). Pursuant to MACRS, wind and solar projects are fully depreciated for tax purposes over a five-year period even though the useful life of such projects is generally much longer than five years.

Owners of utility-scale wind facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the wind facility during the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Alternatively, an ITC equal to 30% of the cost of a wind facility may be claimed in lieu of the PTC. In December 2015, the PTC (and ITC in lieu of PTC) for wind facilities was extended for five years, subject to the phase-down schedule in the table below. In order to qualify for the PTC (or ITC in lieu of PTC), construction of a wind facility must begin before a specified date. The IRS previously issued guidance setting forth two alternatives pursuant to which a taxpayer may begin construction on a wind facility and providing that the taxpayer must maintain a continuous program of construction or continuous efforts to advance the project to completion. In May 2016, the IRS issued additional guidance relating to the December 2015 extension and phase-down of the PTC and ITC for wind facilities. In general, this guidance modifies and extends the safe harbor for the continuous efforts and continuous construction requirements to four years compared to two years under the previous guidance. The safe harbor will generally be satisfied if the facility is placed in service no more than four calendar years after the calendar year in which construction of the facility began. The IRS also confirmed that retrofitted wind facilities may re-qualify for PTCs or ITCs pursuant to the 5% safe harbor for the begin construction requirement, as long as the cost basis of the new investment is at least 80% of the facility’s total fair value.

Owners of solar projects are eligible to claim a 30% ITC for new solar projects, or can elect to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC (convertible ITC) for qualifying solar projects where construction began before the end of 2011 and the projects are placed in service before 2017. In December 2015, the 30% ITC for new solar projects was extended, subject to the following phase-down schedule.

	Year construction of project begins
	2015	2016	2017	2018	2019	2020	2021	2022
PTC(a)	100%	100%	80%	60%	40%	-	-	-
Wind ITC	30%	30%	24%	18%	12%	-	-	-
Solar ITC(b)	30%	30%	30%	30%	30%	26%	22%	10%
_________________________

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

The degree and nature of competition that NEER faces is different in wholesale markets and in retail markets. During 2016, approximately 86% of NEER's revenue was derived from wholesale electricity markets.

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

In general, U.S. electricity markets encompass three classes of services: energy, capacity and ancillary services. Energy services relate to the physical delivery of power; capacity services relate to the availability of MW capacity of a power generation asset; and ancillary services are other services that relate to power generation assets, such as load regulation and spinning and non-spinning reserves. The exact nature of these classes of services is defined in part by regional tariffs. Not all regions have a capacity services class, and the specific definitions of ancillary services vary from region to region.

RTOs and ISOs exist throughout much of North America to coordinate generation and transmission across wide geographic areas and to run markets. NEER operates in all RTO and ISO jurisdictions. As of December 31, 2016, NEER also had operations of approximately 3,114 MWs that fall within reliability regions that are not under the jurisdiction of an established RTO or ISO, including 2,519 MWs within the Western Electricity Coordinating Council. Although each RTO and ISO may have differing objectives and structures, some benefits of these entities include regional planning, managing transmission congestion, developing larger wholesale markets for energy and capacity, maintaining reliability and facilitating competition among wholesale electricity providers. NEER has operations that fall within the following RTOs and ISOs:

Alberta Electric System Operator
82 MW
Independent Electricity System Operator
703 MW
ISO New England
2,022 MW
NYISO
119 MW
Midcontinent ISO
4,098 MW
PJM
567 MW
Southwest Power Pool
3,903 MW
California ISO
2,283 MW
ERCOT
2,891 MW

NEER competes in different regions to different degrees, but in general it seeks to enter into long-term bilateral contracts for the full output of its generation facilities, and, as of December 31, 2016, approximately 80% of NEER's generating capacity was committed under long-term contracts. Where long-term contracts are not in effect, NEER sells the output of its facilities into daily spot markets. In such cases, NEER will frequently enter into shorter term bilateral contracts, typically of less than three years duration, to hedge the price risk associated with selling into a daily spot market. Such bilateral contracts, which may be hedges either for physical delivery or for financial (pricing) offset, may only protect a portion of the revenue that NEER expects to derive from the associated generation facility and may not qualify for hedge accounting under GAAP. Contracts that serve the economic purpose of hedging some portion of the expected revenue of a generation facility but are not recorded as hedges under GAAP are referred to as “non-qualifying hedges” for adjusted earnings purposes. See Management's Discussion - Overview - Adjusted Earnings.

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

At December 31, 2016, NEER had ownership interests in operating independent power projects located in the U.S. that have received exempt wholesale generator status as defined under the Public Utility Holding Company Act of 2005, which represent approximately 99% of NEER's net generating capacity in the U.S. Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers. They are barred from selling electricity directly to retail customers. NEER's exempt wholesale generators produce electricity from wind, fossil fuels, solar and nuclear facilities. Essentially all of the remaining 1% of NEER's net generating capacity has qualifying facility status under the PURPA. NEER's qualifying facilities generate electricity primarily from wind, solar and fossil fuels. Qualifying facility status exempts the projects from, among other things, many of the provisions of the Federal Power Act, as well as state laws and regulations relating to rates and financial or organizational regulation of electric utilities. While projects with qualifying facility and/or exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

Additionally, most of the NEER facilities located in the U.S. are subject to FERC regulations and market rules and the NERC's mandatory reliability standards, all of its facilities are subject to environmental laws and the EPA's environmental regulations, and its nuclear facilities are also subject to the jurisdiction of the NRC. See FPL - FPL Regulation for additional discussion of FERC, NERC, NRC and EPA regulations. With the exception of facilities located in ERCOT, the FERC has jurisdiction over various aspects of NEER's business in the U.S., including the oversight and investigation of competitive wholesale energy markets, regulation of the transmission and sale of natural gas, and oversight of environmental matters related to natural gas projects and major electricity policy initiatives. The PUCT has jurisdiction, including the regulation of rates and services, oversight of competitive markets, and enforcement of statutes and rules, over NEER facilities located in ERCOT.

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

In addition, NEER is subject to environmental laws and regulations as described in the NEE Environmental Matters section below. In order to better anticipate potential regulatory changes, NEER continues to actively evaluate and participate in regional market redesigns of existing operating rules for the integration of renewable energy resources and for the purchase and sale of energy commodities.

NEER EMPLOYEES

NEER and its subsidiaries had approximately 5,300 employees at December 31, 2016. Certain subsidiaries of NEER have collective bargaining agreements with the IBEW, the Utility Workers Union of America, the Security Police and Fire Professionals of America and the International Union of Operating Engineers, which collectively represent approximately 17% of NEER's employees. The collective bargaining agreements have three- to five-year terms and expire between 2018 and 2021.

NEE ENVIRONMENTAL MATTERS

NEE and FPL are subject to domestic and foreign environmental laws and regulations, including extensive federal, state and local environmental statutes, rules and regulations, for the siting, construction and ongoing operations of their facilities. The U.S. Congress and certain states and regions, as well as the Government of Canada and its provinces, have taken and continue to take certain actions, such as proposing and finalizing regulation or setting targets or goals, regarding the reduction of GHG emissions and the increase of renewable energy generation. Numerous environmental regulations also affecting FPL, NEER and certain other subsidiaries relate to threatened and endangered species and their habitats, as well as other avian and bat species. Complying with these environmental laws and regulations results in, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. The impact of complying with current environmental laws and regulations has not had, and, along with compliance with proposed regulations as currently written, is not expected to have, a material adverse effect on the financial statements of NEE and FPL. As permitted by the environmental clause, FPL expects to seek recovery for compliance costs associated with any new environmental laws and regulations.

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

EXECUTIVE OFFICERS OF NEE(a)

Name	Age	Position	Effective Date
Miguel Arechabala	56	Executive Vice President, Power Generation Division of NEE Executive Vice President, Power Generation Division of FPL	January 1, 2014
Deborah H. Caplan	54	Executive Vice President, Human Resources and Corporate Services of NEE Executive Vice President, Human Resources and Corporate Services of FPL	April 15, 2013
Terrell Kirk Crews, II	38	Vice President, Controller and Chief Accounting Officer of NEE	September 19, 2016
Paul I. Cutler	57	Treasurer of NEE Treasurer of FPL Assistant Secretary of NEE	February 19, 2003 February 18, 2003 December 10, 1997
Joseph T. Kelliher	56	Executive Vice President, Federal Regulatory Affairs of NEE	May 18, 2009
John W. Ketchum	46	Executive Vice President, Finance and Chief Financial Officer of NEE Executive Vice President, Finance and Chief Financial Officer of FPL	March 4, 2016
Manoochehr K. Nazar	62	President Nuclear Division and Chief Nuclear Officer of NEE President Nuclear Division and Chief Nuclear Officer of FPL	May 23, 2014 May 30, 2014
Armando Pimentel, Jr.	54	President and Chief Executive Officer of NEER	October 5, 2011
James L. Robo	54	Chairman, President and Chief Executive Officer of NEE Chairman of FPL	December 13, 2013 May 2, 2012
Charles E. Sieving	44	Executive Vice President & General Counsel of NEE Executive Vice President of FPL	December 1, 2008 January 1, 2009
Eric E. Silagy	51	President and Chief Executive Officer of FPL	May 30, 2014
William L. Yeager	58	Executive Vice President, Engineering, Construction and Integrated Supply Chain of NEE Executive Vice President, Engineering, Construction and Integrated Supply Chain of FPL	January 1, 2013
______________________

(a)
Information is as of February 23, 2017. Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors. Except as noted below, each officer has held his/her present position for five years or more and his/her employment history is continuous. Mr. Arechabala was president of NextEra Energy España, S.L., an indirect wholly owned subsidiary of NEE, from February 2010 to December 2013. Ms. Caplan was vice president and chief operating officer of FPL from May 2011 to April 2013. Mr. Crews served as NEE’s Vice President, Finance from April 2016 to September 2016. From July 2015 to April 2016, he was a Partner in the national office of Deloitte & Touche LLP (Deloitte); from June 2013 to June 2015, he served as a professional accounting fellow in the Office of the Chief Accountant of the SEC; and from June 2010 to June 2013, he was an audit service senior manager at Deloitte. Mr. Ketchum served as NEE’s Senior Vice President, Finance from February 2015 to March 2016, and Senior Vice President, Business Management and Finance from December 2013 to February 2015. From December 2012 to December 2013, he was Senior Vice President, Business Management of NEER and Vice President, General Counsel & Secretary of NEER from June 2009 to December 2012. Mr. Nazar has been chief nuclear officer of NEE and FPL since January 2010 and was executive vice president, nuclear division of NEE and FPL from January 2010 to May 2014. Mr. Robo has been president and chief executive officer of NEE since July 2012. Mr. Robo was the chief executive officer of FPL from May 2012 to May 2014 and president and chief operating officer of NEE from December 2006 to June 2012. Mr. Silagy has been president of FPL since December 2011. Mr. Yeager was vice president, engineering, construction and integrated supply chain services of NEE and FPL from October 2012 to December 2012 and vice president, integrated supply chain of NEE and FPL from May 2011 to October 2012.

Item 1A. Risk Factors

Risks Relating to NEE's and FPL's Business

The business, financial condition, results of operations and prospects of NEE and FPL are subject to a variety of risks, many of which are beyond the control of NEE and FPL. These risks, as well as additional risks and uncertainties either not presently known or that are currently believed to not be material to the business, may materially adversely affect the business, financial condition, results of operations and prospects of NEE and FPL and may cause actual results of NEE and FPL to differ substantially from those that NEE or FPL currently expects or seeks. In that event, the market price for the securities of NEE or FPL could decline. Accordingly, the risks described below should be carefully considered together with the other information set forth in this report and in future reports that NEE and FPL file with the SEC.

Regulatory, Legislative and Legal Risks

NEE's and FPL's business, financial condition, results of operations and prospects may be materially adversely affected by the extensive regulation of their business.

The operations of NEE and FPL are subject to complex and comprehensive federal, state and other regulation. This extensive regulatory framework, portions of which are more specifically identified in the following risk factors, regulates, among other things and to varying degrees, NEE's and FPL's industries, businesses, rates and cost structures, operation and licensing of nuclear power facilities, construction and operation of electricity generation, transmission and distribution facilities and natural gas and oil production, natural gas, oil and other fuel transportation, processing and storage facilities, acquisition, disposal, depreciation and amortization of facilities and other assets, decommissioning costs and funding, service reliability, wholesale and retail competition, and commodities trading and derivatives transactions. In their business planning and in the management of their operations, NEE and FPL must address the effects of regulation on their business and any inability or failure to do so adequately could have a material adverse effect on their business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if they are unable to recover in a timely manner any significant amount of costs, a return on certain assets or a reasonable return on invested capital through base rates, cost recovery clauses, other regulatory mechanisms or otherwise.

FPL is an electric utility subject to the jurisdiction of the FPSC over a wide range of business activities, including, among other items, the retail rates charged to its customers through base rates and cost recovery clauses, the terms and conditions of its services, procurement of electricity for its customers and fuel for its plant operations, issuances of securities, and aspects of the siting, construction and operation of its generation plants and transmission and distribution systems for the sale of electric energy. The FPSC has the authority to disallow recovery by FPL of costs that it considers excessive or imprudently incurred and to determine the level of return that FPL is permitted to earn on invested capital. The regulatory process, which may be adversely affected by the political, regulatory and economic environment in Florida and elsewhere, limits or could otherwise adversely impact FPL's earnings. The regulatory process also does not provide any assurance as to achievement of authorized or other earnings levels, or that FPL will be permitted to earn an acceptable return on capital investments it wishes to make. NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected if any material amount of costs, a return on certain assets or a reasonable return on invested capital cannot be recovered through base rates, cost recovery clauses, other regulatory mechanisms or otherwise. Certain other subsidiaries of NEE are transmission utilities subject to the jurisdiction of their regulators and are subject to similar risks.

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

Any reductions or modifications to, or the elimination of, governmental incentives or policies that support utility scale renewable energy, including, but not limited to, tax laws, policies and incentives, RPS, feed-in tariffs or the Clean Power Plan, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEER depends heavily on government policies that support utility scale renewable energy and enhance the economic feasibility of developing and operating wind and solar energy projects in regions in which NEER operates or plans to develop and operate renewable energy facilities. The federal government, a majority of the 50 U.S. states and portions of Canada and Spain provide incentives, such as tax incentives, RPS, feed-in tariffs or the Clean Power Plan, that support or are designed to support the sale of energy from utility scale renewable energy facilities, such as wind and solar energy facilities. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in the projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEE's and FPL's business, financial condition, results of operations and prospects could be materially adversely affected as a result of new or revised laws, regulations, interpretations or other regulatory initiatives.

NEE's and FPL's business is influenced by various legislative and regulatory initiatives, including, but not limited to, new or revised laws, including international trade laws, regulations, interpretations and other regulatory initiatives regarding deregulation or restructuring of the energy industry, regulation of the commodities trading and derivatives markets, and regulation of environmental matters, such as regulation of air emissions, regulation of water consumption and water discharges, and regulation of gas and oil infrastructure operations, as well as associated environmental permitting. Changes in the nature of the regulation of NEE's and FPL's business could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects. NEE and FPL are unable to predict future legislative or regulatory changes, initiatives or interpretations, although any such changes, initiatives or interpretations may increase costs and competitive pressures on NEE and FPL, which could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

FPL has limited competition in the Florida market for retail electricity customers. Any changes in Florida law or regulation which introduce competition in the Florida retail electricity market, such as government incentives that facilitate the installation of solar generation facilities on residential or other rooftops at below cost or that are otherwise subsidized by non-participants, or would permit third-party sales of electricity, could have a material adverse effect on FPL's business, financial condition, results of operations and prospects. There can be no assurance that FPL will be able to respond adequately to such regulatory changes, which could have a material adverse effect on FPL's business, financial condition, results of operations and prospects.

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

NEE’s and FPL’s OTC financial derivatives are subject to rules implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act and similar international regulations that are designed to promote transparency, mitigate systemic risk and protect against market abuse. NEE and FPL cannot predict the impact any proposed or not fully implemented final rules will have on their ability to hedge their commodity and interest rate risks or on OTC derivatives markets as a whole, but such rules and regulations could have a material adverse effect on NEE's and FPL's risk exposure, as well as reduce market liquidity and further increase the cost of hedging activities.

NEE and FPL are subject to numerous environmental laws, regulations and other standards that may result in capital expenditures, increased operating costs and various liabilities, and may require NEE and FPL to limit or eliminate certain operations.

NEE and FPL are subject to domestic and foreign environmental laws, regulations and other standards, including, but not limited to, extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality and usage, climate change, emissions of greenhouse gases, including, but not limited to, CO2, waste management, hazardous wastes, marine, avian and other wildlife mortality and habitat protection, historical artifact preservation, natural resources, health (including, but not limited to, electric and magnetic fields from power lines and substations), safety and RPS, that could, among other things, prevent or delay the development of power generation, power or natural gas transmission, or other infrastructure projects, restrict the output of some existing facilities, limit the availability and use of some fuels required for the production of electricity, require additional pollution control equipment, and otherwise increase costs, increase capital expenditures and limit or eliminate certain operations.

There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of new requirements and stricter or more expansive application of existing environmental regulations. For example, among other new, potential or pending changes are federal regulation of CO2 emissions under the Clean Power Plan and state and federal regulation of the use of hydraulic fracturing or similar technologies to drill for natural gas and related compounds used by NEE's gas infrastructure business.

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

Extensive federal regulation of the operations and businesses of NEE and FPL exposes NEE and FPL to significant and increasing compliance costs and may also expose them to substantial monetary penalties and other sanctions for compliance failures.

NEE's and FPL's operations and businesses are subject to extensive federal regulation, which generally imposes significant and increasing compliance costs on their operations and businesses. Additionally, any actual or alleged compliance failures could result in significant costs and other potentially adverse effects of regulatory investigations, proceedings, settlements, decisions and claims, including, among other items, potentially significant monetary penalties. As an example, under the Energy Policy Act of 2005, NEE and FPL, as owners and operators of bulk-power transmission systems and/or electric generation facilities, are subject to mandatory reliability standards. Compliance with these mandatory reliability standards may subject NEE and FPL to higher operating costs and may result in increased capital expenditures. If FPL or NEE is found not to be in compliance with these standards, it may incur substantial monetary penalties and other sanctions. Both the costs of regulatory compliance and the costs that may be imposed as a result of any actual or alleged compliance failures could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

Changes in tax laws, guidance or policies, including but not limited to changes in corporate income tax rates, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NEE's and FPL's provision for income taxes and reporting of tax-related assets and liabilities require significant judgments and the use of estimates. Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including, but not limited to, estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as net operating loss and tax credit carryforwards. Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, guidance or policies, including changes in corporate income tax rates, the financial condition and results of operations of NEE and FPL, and the resolution of audit issues raised by taxing authorities. These factors, including the ultimate resolution of income tax matters, may result in material adjustments to tax-related assets and liabilities, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE's and FPL's ability to proceed with projects under development and to complete construction of, and capital improvement projects for, their electric generation, transmission and distribution facilities, gas infrastructure facilities and other facilities on schedule and within budget may be adversely affected by escalating costs for materials and labor and regulatory compliance, inability to obtain or renew necessary licenses, rights-of-way, permits or other approvals on acceptable terms or on schedule, disputes involving contractors, labor organizations, land owners, governmental entities, environmental groups, Native American and aboriginal groups, lessors, joint venture partners and other third parties, negative publicity, transmission interconnection issues and other factors. If any development project or construction or capital improvement project is not completed, is delayed or is subject to cost overruns, certain associated costs may not be approved for recovery or otherwise be recoverable through regulatory mechanisms that may be available, and NEE and FPL could become obligated to make delay or termination payments or become obligated for other damages under contracts, could experience the loss of tax credits or tax incentives, or delayed or diminished returns, and could be required to write off all or a portion of their investment in the project. Any of these events could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

Weather conditions directly influence the demand for electricity and natural gas and other fuels and affect the price of energy and energy-related commodities. In addition, severe weather and natural disasters, such as hurricanes, floods, tornadoes, icing events and earthquakes, can be destructive and cause power outages and property damage, reduce revenue, affect the availability of fuel and water, and require NEE and FPL to incur additional costs, for example, to restore service and repair damaged facilities, to obtain replacement power and to access available financing sources. Furthermore, NEE's and FPL's physical plants could be placed at greater risk of damage should changes in the global climate produce unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, particularly relevant to FPL, a change in sea level. FPL operates in the east and lower west coasts of Florida, an area that historically has been prone to severe weather events, such as hurricanes. A disruption or failure of electric generation, transmission or distribution systems or natural gas production, transmission, storage or distribution systems in the event of a hurricane, tornado or other severe weather event, or otherwise, could prevent NEE and FPL from operating their business in the normal course and could result in any of the adverse consequences described above. Any of the foregoing could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE is an active participant in energy markets. The liquidity of regional energy markets is an important factor in NEE's ability to manage risks in these operations. Market liquidity is driven in part by the number of active market participants, which has declined in recent years as some banks and other financial institutions have withdrawn from power marketing. Liquidity in the energy markets can be adversely affected by price volatility, restrictions on the availability of credit and other factors, and any reduction in the liquidity of energy markets could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

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

NEE's and FPL's retail businesses are subject to the risk that sensitive customer data may be compromised, which could result in a material adverse impact to their reputation and/or have a material adverse effect on the business, financial condition, results of operations and prospects of NEE and FPL.

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

Nuclear Generation Risks

The operation and maintenance of NEE's and FPL's nuclear generation facilities involve environmental, health and financial risks that could result in fines or the closure of the facilities and in increased costs and capital expenditures.

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

Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this Act, NEE maintains the maximum amount of private liability insurance obtainable, and participates in a secondary financial protection system, which provides liability insurance coverage for an incident at any nuclear reactor in the U.S. Under the secondary financial protection system, NEE is subject to retrospective assessments and/or retrospective insurance premiums, plus any applicable taxes, for an incident at any nuclear reactor in the U.S. or at certain nuclear generation facilities in Europe, regardless of fault or proximity to the incident. Such assessments, if levied, could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects.

NRC orders or new regulations related to increased security measures and any future safety requirements promulgated by the NRC could require NEE and FPL to incur substantial operating and capital expenditures at their nuclear generation facilities and/or result in reduced revenues.

The NRC has broad authority to impose licensing and safety-related requirements for the operation and maintenance of nuclear generation facilities, the addition of capacity at existing nuclear generation facilities and the construction of new nuclear generation facilities, and these requirements are subject to change. In the event of non-compliance, the NRC has the authority to impose fines and/or shut down a nuclear generation facility, depending upon the NRC's assessment of the severity of the situation, until compliance is achieved. Any of the foregoing events could require NEE and FPL to incur increased costs and capital expenditures, and could reduce revenues.

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

The inability to operate any of NEE's or FPL's nuclear generation units through the end of their respective operating licenses could have a material adverse effect on NEE's and FPL's business, financial condition, results of operations and prospects.

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

NEE's and FPL's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, and for other purposes. If planned outages last longer than anticipated or if there are unplanned outages, NEE's and FPL's results of operations and financial condition could be materially adversely affected.

NEE's and FPL's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including, but not limited to, inspections, repairs and certain other modifications as well as to replace equipment. In the event that a scheduled outage lasts longer than anticipated or in the event of an unplanned outage due to, for example, equipment failure, such outages could materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Liquidity, Capital Requirements and Common Stock Risks

Disruptions, uncertainty or volatility in the credit and capital markets may negatively affect NEE's and FPL's ability to fund their liquidity and capital needs and to meet their growth objectives, and can also materially adversely affect the results of operations and financial condition of NEE and FPL.

NEE and FPL rely on access to capital and credit markets as significant sources of liquidity for capital requirements and other operations requirements that are not satisfied by operating cash flows. Disruptions, uncertainty or volatility in those capital and credit markets could increase NEE's and FPL's cost of capital and affect their ability to fund their liquidity and capital needs and to meet their growth objectives. If NEE or FPL is unable to access regularly the capital and credit markets on terms that are reasonable, it may have to delay raising capital, issue shorter-term securities and incur an unfavorable cost of capital, which, in turn, could adversely affect its ability to grow its business, could contribute to lower earnings and reduced financial flexibility, and could have a material adverse effect on its business, financial condition, results of operations and prospects.

Although NEE's competitive energy and certain other subsidiaries have used non-recourse or limited-recourse, project-specific or other financing in the past, market conditions and other factors could adversely affect the future availability of such financing. The inability of NEE's subsidiaries, including, without limitation, NEECH and NEP and their respective subsidiaries, to access the capital and credit markets to provide project-specific or other financing for electric generation or other facilities or acquisitions on favorable terms, whether because of disruptions or volatility in those markets or otherwise, could necessitate additional capital raising or borrowings by NEE and/or NEECH in the future.

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

Poor market performance and other economic factors could adversely affect the asset values of NEE's and FPL's nuclear decommissioning funds, which may materially adversely affect NEE's and FPL's liquidity, financial condition and results of operations.

NEE and FPL are required to maintain decommissioning funds to satisfy their future obligations to decommission their nuclear power plants. A decline in the market value of the assets held in the decommissioning funds due to poor investment performance or other factors may increase the funding requirements for these obligations. Any increase in funding requirements may have a material adverse effect on NEE's and FPL's liquidity, financial condition and results of operations.

Certain of NEE's investments are subject to changes in market value and other risks, which may materially adversely affect NEE's liquidity, financial condition and results of operations.

NEE holds certain investments where changes in the fair value affect NEE's financial results. In some cases there may be no observable market values for these investments, requiring fair value estimates to be based on other valuation techniques. This type of analysis requires significant judgment and the actual values realized in a sale of these investments could differ materially from those estimated. A sale of an investment below previously estimated value, or other decline in the fair value of an investment, could result in losses or the write-off of such investment, and may have a material adverse effect on NEE's liquidity, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

For a description of NEE's principal properties, see Item 1. Business - FPL and Item 1. Business - NEER.

Character of Ownership

Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. The majority of FPL's real property is held in fee and is free from other encumbrances, subject to minor exceptions which are not of a nature as to substantially impair the usefulness to FPL of such properties. Some of FPL's electric lines are located on parcels of land which are not owned in fee by FPL but are covered by necessary consents of governmental authorities or rights obtained from owners of private property. The majority of NEER's generation facilities, pipeline facilities and transmission assets are owned by NEER subsidiaries and a number of those facilities and assets, including all of the Texas pipelines, are encumbered by liens securing various financings. Additionally, the majority of NEER's generation facilities, pipeline facilities and transmission lines are located on land leased or under easement from owners of private property. See Note 1 - Electric Plant, Depreciation and Amortization.

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data. All of FPL's common stock is owned by NEE. NEE's common stock is traded on the New York Stock Exchange under the symbol "NEE." The high and low sales prices for the common stock of NEE as reported in the consolidated transaction reporting system of the New York Stock Exchange and the cash dividends per share declared for each quarter during the past two years are as follows:

	2016			2015
Quarter	High	Low	Cash Dividends	High	Low	Cash Dividends
First	$119.37	$102.20	$0.87	$112.64	$97.48	$0.77
Second	$130.43	$112.44	$0.87	$106.63	$97.23	$0.77
Third	$131.98	$120.22	$0.87	$109.98	$93.74	$0.77
Fourth	$128.46	$110.49	$0.87	$105.85	$95.84	$0.77

The amount and timing of dividends payable on NEE's common stock are within the sole discretion of NEE's Board of Directors. The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of NEE's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions, change in business mix and any other factors the Board of Directors deems relevant. The ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries. There are no restrictions in effect that currently limit FPL's ability to pay dividends to NEE. In February 2017, NEE announced that it would increase its quarterly dividend on its common stock from $0.87 per share to $0.9825 per share. See Management's Discussion - Liquidity and Capital Resources - Covenants with respect to dividend restrictions and Note 10 - Common Stock Dividend Restrictions regarding dividends paid by FPL to NEE.

As of the close of business on January 31, 2017, there were 19,737 holders of record of NEE's common stock.

Issuer Purchases of Equity Securities. Information regarding purchases made by NEE of its common stock during the three months ended December 31, 2016 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
10/1/2016 - 10/31/16	—	—	—	13,274,748
11/1/2016 - 11/30/16	359	$115.03	—	13,274,748
12/1/2016 - 12/31/16	511	$115.95	—	13,274,748
Total	870	$115.57	—
______________________

(a)
Includes: (1) in November 2016, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in December 2016, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP) to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2016	2015	2014	2013	2012
SELECTED DATA OF NEE (millions, except per share amounts):
Operating revenues	$16,155	$17,486	$17,021	$15,136	$14,256
Income from continuing operations(a)	$3,005	$2,762	$2,469	$1,677	$1,911
Net income(a)(b)	$3,005	$2,762	$2,469	$1,908	$1,911
Net income attributable to NEE:
Income from continuing operations(a)	$2,912	$2,752	$2,465	$1,677	$1,911
Gain from discontinued operations(b)	—	—	—	231	—
Total	$2,912	$2,752	$2,465	$1,908	$1,911
Earnings per share attributable to NEE - basic:
Continuing operations(a)	$6.29	$6.11	$5.67	$3.95	$4.59
Net income(a)(b)	$6.29	$6.11	$5.67	$4.50	$4.59
Earnings per share attributable to NEE - assuming dilution:
Continuing operations(a)	$6.25	$6.06	$5.60	$3.93	$4.56
Net income(a)(b)	$6.25	$6.06	$5.60	$4.47	$4.56
Dividends paid per share of common stock	$3.48	$3.08	$2.90	$2.64	$2.40
Total assets(c)	$89,993	$82,479	$74,605	$69,007	$64,144
Long-term debt, excluding current maturities	$27,818	$26,681	$24,044	$23,670	$22,881
Capital expenditures, independent power and other investments and nuclear fuel purchases:
FPL	$3,934	$3,633	$3,241	$2,903	$4,285
NEER	5,521	4,661	3,701	3,637	4,681
Corporate and Other	181	83	75	142	495
Total	$9,636	$8,377	$7,017	$6,682	$9,461
______________________

(a)
Includes net unrealized mark-to-market after-tax gains (losses) associated with non-qualifying hedges of approximately $(92) million, $183 million, $153 million, $(53) million and $(34) million, respectively. Also, on an after-tax basis, 2013 includes impairment and other charges of approximately $342 million related to solar projects in Spain.

(b)	2013 includes an after-tax gain from discontinued operations of $231 million related to the sale of hydropower generation plants.

(c)	Includes assets held for sale of approximately $452 million in 2016, $1,009 million in 2015 and $335 million in 2012. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves approximately 4.9 million customer accounts in Florida and is one of the largest rate-regulated electric utilities in the U.S., and NEER, which together with affiliated entities is the largest generator in the world of renewable energy from the wind and sun based on MWh produced in 2016. The table below presents net income (loss) attributable to NEE and earnings (loss) per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER, and by Corporate and Other, which is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as other income and expense items, including interest expense, income taxes and eliminating entries (see Note 14 for additional segment information). The following discussions should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and all comparisons are with the corresponding items in the prior year.

	Net Income (Loss) Attributable to NEE			Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
	(millions)
FPL	$1,727	$1,648	$1,517	$3.71	$3.63	$3.45
NEER(a)	1,125	1,092	989	2.41	2.41	2.25
Corporate and Other	60	12	(41)	0.13	0.02	(0.10)
NEE	$2,912	$2,752	$2,465	$6.25	$6.06	$5.60
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt.

For the five years ended December 31, 2016, NEE delivered a total shareholder return of approximately 130.3%, above the S&P 500’s 98.2% return, the S&P 500 Utilities' 63.7% return and the Dow Jones U.S. Electricity's 59.8% return. The historical stock performance of NEE's common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

NextEra Energy, Inc.
S&P 500
S&P 500 Utilities
Dow Jones US Electricity
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16

	12/11	12/12	12/13	12/14	12/15	12/16
NextEra Energy, Inc.	100.00	117.92	150.91	193.04	194.47	230.30
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
S&P 500 Utilities	100.00	101.29	114.67	147.91	140.74	163.66
Dow Jones US Electricity	100.00	101.02	112.81	145.21	137.38	159.80

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2017 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

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

NEE segregates into two categories unrealized mark-to-market gains and losses on derivative transactions. The first category, referred to as non-qualifying hedges, represents certain energy derivative, interest rate derivative and foreign currency transactions entered into as economic hedges, which do not meet the requirements for hedge accounting, or for which hedge accounting treatment is not elected or has been discontinued. Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility because the economic offset to certain of the positions are generally not marked to market. As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions. For example, a gain (loss) in the non-qualifying hedge category for certain energy derivatives is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP. For this reason, NEE's management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance. The second category, referred to as trading activities, which is included in adjusted earnings, represents the net unrealized effect of actively traded positions entered into to take advantage of expected market price movements and all other commodity hedging activities. In January 2016, NEE discontinued hedge accounting for all of its remaining interest rate and foreign currency derivative instruments, which could result in increased volatility in the non-qualifying hedge category. In connection with discontinuing hedge accounting for all of its remaining interest rate and foreign currency derivative instruments, in May 2016, NEE also began recording changes in the fair value of interest rate derivatives entered into as economic hedges to offset expected future debt issuances as non-qualifying hedges. At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause. See Note 3.

During 2014, NEER decided not to pursue the sale of NEER's ownership interests in oil-fired generation plants located in Maine (Maine fossil) and recorded an after-tax gain of $12 million to increase Maine fossil's carrying value to its estimated fair value. See Note 4 - Nonrecurring Fair Value Measurements. In 2016, subsidiaries of NEER completed the sales of their ownership interests in certain natural gas generation facilities. In connection with the sales and the related consolidating state income tax effects, gains totaling approximately $445 million ($219 million after tax) were recorded in NEE's consolidated statements of income and are included in losses (gains) on disposal of assets - net. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale. In order to make period to period comparisons more meaningful, adjusted earnings also exclude the items discussed above, as well as costs incurred in 2016 and 2015 associated with the terminated HEI merger agreement (see Note 1 - Merger Termination), costs incurred in 2016 associated with the EFH merger agreement and related transactions (see Note 7 - Pending Oncor-Related Transactions), the resolution of contingencies related to a previous asset sale, the pretax amount of which totaled $9 million and was recorded in 2016 as gains on disposal of investments and other property - net in NEE's consolidated statements of income, and, for all periods, the operating results associated with the solar projects in Spain.

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Years Ended December 31,
	2016	2015	2014
		(millions)
Net unrealized mark-to-market gains (losses) from non-qualifying hedge activity(a)	$(92)	$183	$153
Merger-related expenses - Corporate and Other	$(92)	$(20)	$—
Operating results of solar projects in Spain - NEER	$(11)	$5	$(32)
Losses from OTTI on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals(b)	$(1)	$(15)	$(2)
Gain associated with Maine fossil - NEER	$—	$—	$12
Gains on sale of natural gas generation facilities(c)	$219	$—	$—
Resolution of contingencies related to a previous asset sale - NEER	$5	$—	$—
______________________

(a)
For 2016, 2015 and 2014, approximately $233 million of losses, $175 million of gains and $171 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

(b)
For 2016, 2015 and 2014, approximately $2 million of losses, $14 million of losses and $1 million of income, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

(c)
Approximately $276 million of the gains is included in NEER's net income; the balance is included in Corporate and Other. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale and Note 5.

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

2016 Summary

Net income attributable to NEE for 2016 was higher than 2015 by $160 million, or $0.19 per share, assuming dilution, due to higher results at FPL, NEER and Corporate and Other.

FPL's increase in net income in 2016 was primarily driven by continued investments in plant in service while earning an 11.50% regulatory ROE on its retail rate base.

NEER's results increased in 2016 primarily reflecting earnings from new investments, gains from the sales of natural gas generation facilities and fair value adjustments related to contingent consideration, partly offset by net unrealized losses from non-qualifying hedge activity compared to gains from such hedges in 2015, higher growth-related interest and general and administrative expenses and lower earnings on gas infrastructure and existing assets. In 2016, NEER added approximately 1,465 MW of wind capacity and 980 MW of solar capacity in the U.S., completed the sales of its ownership interests in certain natural gas generation facilities with total generating capacity of 3,724 MW and increased its backlog of contracted renewable development projects.

Corporate and Other's results in 2016 increased primarily reflecting net unrealized gains from non-qualifying hedge activity primarily associated with interest rate and foreign currency derivative instruments, partly offset by higher merger-related expenses and unfavorable consolidating income tax adjustments.

NEE and its subsidiaries require funds to support and grow their businesses. These funds are primarily provided by cash flow from operations, borrowings or issuances of short- and long-term debt and proceeds from differential membership investors and, from time to time, issuances of equity securities. See Liquidity and Capital Resources - Liquidity.

RESULTS OF OPERATIONS

Net income attributable to NEE for 2016 was $2.91 billion, compared to $2.75 billion in 2015 and $2.47 billion in 2014. In 2016 and 2015, net income attributable to NEE improved due to higher results at FPL, NEER and Corporate and Other.

NEE's effective income tax rates for 2016, 2015 and 2014 of approximately 31.5%, 30.8% and 32.3%, respectively, primarily reflect income tax expense at the statutory rate of 35% and state income taxes, partly offset by the benefit of PTCs for NEER's wind projects, as well as ITCs and deferred income tax benefits associated with convertible ITCs for solar and certain wind projects at NEER. PTCs, ITCs and deferred income tax benefits associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by the roll off of PTCs on certain wind projects after ten years of production (PTC roll off). In addition, NEE's effective income tax rate for 2014 was unfavorably affected by a noncash income tax charge of approximately $45 million associated with structuring Canadian assets in connection with the creation of NEP. In April 2016, a court approved a reorganization of certain Canadian assets that provided for tax bases in certain of these assets. NEE recorded approximately $30 million of associated income tax adjustments in 2016, which effectively reversed a portion of the charge recorded in 2014. See Note 1 - Income Taxes and Note 5.

FPL: Results of Operations

FPL obtains its operating revenues primarily from the sale of electricity to retail customers at rates established by the FPSC through base rates and cost recovery clause mechanisms. FPL’s net income for 2016, 2015 and 2014 was $1,727 million, $1,648 million and $1,517 million, respectively, representing an increase in 2016 of $79 million and an increase in 2015 of $131 million. The primary drivers, on an after-tax basis, of these changes are in the following table.

	Increase (Decrease) From Prior Period
	Years Ended December 31,
	2016	2015
	(millions)
Investment in plant in service(a)	$131	$77
Change in amount of equity used to finance investments	(42)	22
Nonrecoverable expenses	(16)	(15)
Woodford shale investment	(10)	5
Cost recovery clause earnings	11	5
AFUDC - equity	6	32
Other	(1)	5
Increase in net income	$79	$131
______________________

(a)
Investment in plant in service grew FPL's average retail rate base by approximately $2.4 billion and $1.0 billion in 2016 and 2015, respectively. For 2016, the increase primarily reflects the modernized Port Everglades Clean Energy Center that was placed in service in April 2016 and ongoing transmission and distribution additions. For 2015, the increase primarily reflects ongoing transmission and distribution additions and the modernized Riviera Beach Clean Energy Center placed in service in April 2014.

The use of reserve amortization was permitted under the 2012 rate agreement and continues during the term of the 2016 rate agreement. See Item 1. Business - FPL - FPL Regulation - FPL Rate Regulation - Base Rates for additional information on the 2012 and 2016 rate agreements. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2012 and 2016 rate agreements, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn a targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and costs not allowed to be recovered from retail customers by the FPSC. In 2016, FPL recorded reserve amortization of $13 million, and, in 2015 and 2014, FPL recorded the reversal of reserve amortization of approximately $15 million and $33 million, respectively. FPL's regulatory ROE for 2016, 2015 and 2014 was 11.50%.

FPL's operating revenues consisted of the following:

	Years Ended December 31,
	2016	2015	2014
		(millions)
Retail base	$5,807	$5,653	$5,347
Fuel cost recovery	3,120	3,875	3,876
Net deferral of retail fuel revenues	—	(1)	—
Net recognition of deferred retail fuel revenues	6	—	—
Other cost recovery clauses and pass-through costs, net of any deferrals	1,467	1,645	1,766
Other, primarily wholesale and transmission sales, customer-related fees and pole attachment rentals	495	479	432
Total	$10,895	$11,651	$11,421

Retail Base

FPSC Rate Orders
FPL’s retail base revenues for all years presented reflect the 2012 rate agreement. Retail base revenues increased approximately $175 million in 2016 through a $216 million annualized retail base rate increase associated with the modernized Port Everglades Clean Energy Center which was placed in service in April 2016, and, in 2015, increased $43 million through a $234 million annualized retail base rate increase associated with the modernized Riviera Beach Clean Energy Center which was placed in service in April 2014.

In December 2016, the FPSC issued a final order approving the 2016 rate agreement which became effective January 2017 and will remain in effect until at least December 2020, establishes FPL's allowed regulatory ROE at 10.55%, with a range of 9.60% to 11.60%, and allows for retail rate base increases in 2017, 2018 and upon commencement of commercial operations at the Okeechobee Clean Energy Center. In January 2017, the Sierra Club filed a notice of appeal challenging the FPSC’s final order approving the 2016 rate agreement, which notice of appeal is pending before the Florida Supreme Court. See Item 1. Business - FPL - FPL Regulation - FPL Rate Regulation - Base Rates for additional information on the 2016 rate agreement.

Retail Customer Usage and Growth
In 2016 and 2015, FPL experienced a 1.4% increase each year in the average number of customer accounts and a 2.1% decrease and 4.2% increase, respectively, in the average usage per retail customer, which collectively, together with other factors, decreased revenues by approximately $21 million and increased revenues by $263 million, respectively. The decline in 2016 usage per retail customer is primarily due to milder weather and customer service interruptions as a result of hurricanes that impacted FPL's service territory in 2016 which had a modest negative impact on 2016 base revenue (see Note 1 - Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve), while the increase in 2015 usage per retail customer was due to favorable weather. An improvement in the Florida economy contributed to increased revenues in both periods.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to certain solar and environmental projects and the unamortized balance of the regulatory asset associated with FPL's acquisition of the Cedar Bay generation facility. See Item 1. Business - FPL - FPL Regulation - FPL Rate Regulation - Cost Recovery Clauses. Underrecovery or overrecovery of cost recovery clause and other pass-through costs (deferred clause and franchise expenses and revenues) can significantly affect NEE's and FPL's operating cash flows. The 2016 and 2015 net overrecoveries were approximately $94 million and $176 million, respectively, and positively affected NEE’s and FPL’s cash flows from operating activities.

The decrease in fuel cost recovery revenues in 2016 is primarily due to a decrease of approximately $737 million related to a lower average fuel factor. The slight decrease in fuel cost recovery revenues in 2015 reflects lower revenues totaling approximately $118 million from the incentive mechanism and from interchange power sales and $96 million related to a lower average fuel factor, partly offset by increased revenues of $213 million related to higher energy sales.

Declines in 2016 revenues from other cost recovery clauses and pass-through costs were largely due to reductions in purchased power and capacity expenses associated with the capacity clause. The declines in 2015 revenues from other cost recovery clauses and pass-through costs were largely due to reductions in expenses associated with energy conservation programs and the capacity clause.

In 2016, 2015 and 2014, cost recovery clauses contributed $112 million, $103 million and $93 million, respectively, to FPL’s net income. The increase in 2016 primarily relates to the acquisition of the Cedar Bay generation facility. The increase in 2015 primarily relates to gains associated with the incentive mechanism, investments in gas reserves and the acquisition of the Cedar Bay generation facility.

In September 2015, FPL assumed ownership of the Cedar Bay generation facility and terminated its long-term purchased power agreement for substantially all of the facility’s capacity and energy for a purchase price of approximately $521 million. FPL will recover the purchase price and associated income tax gross-up as a regulatory asset which will be amortized over approximately nine years. See Note 1 - Rate Regulation for further discussion. Additionally, in January 2017, FPL purchased the Indiantown generation facility (see Note 13 - Contracts).

Woodford Shale Investment
In March 2015, after receiving FPSC approval, a wholly owned subsidiary of FPL partnered with a third party to develop up to 38 natural gas production wells in the Woodford Shale region in southeastern Oklahoma and in return began receiving its ownership share of the natural gas produced from these wells. In May 2016, the Florida Supreme Court (Court) reversed the FPSC’s order approving FPL’s investment in the Woodford Shale wells concluding that the FPSC exceeded its statutory authority when approving recovery of FPL’s costs and investment in these wells. During 2016, FPL recorded a provision for refund of approximately $13 million (after tax) associated with the Court’s decision. FPL’s wholly owned subsidiary, which is not subject to FPSC authority, sells its share of the natural gas produced from the Woodford Shale wells to third parties at market prices. Also, in response to the Court's decision on the Woodford Shale order, the FPSC vacated its July 2015 order approving a set of guidelines under which FPL could participate in additional natural gas production projects.

Other

The increase in other revenues for 2016 is primarily due to revenues related to sales of natural gas produced from the Woodford Shale wells discussed above. The increase in other revenues for 2015, which did not result in a significant contribution to earnings, primarily reflects higher wholesale and transmission service revenues along with other miscellaneous service revenues.

Other Items Impacting FPL's Consolidated Statements of Income

Fuel, Purchased Power and Interchange Expense
The major components of FPL's fuel, purchased power and interchange expense are as follows:

	Years Ended December 31,
	2016	2015	2014
		(millions)
Fuel and energy charges during the period	$3,113	$3,593	$3,951
Net deferral of retail fuel costs	(11)	—	(109)
Net recognition of deferred retail fuel costs	—	220	—
Other, primarily capacity charges, net of any capacity deferral	195	463	533
Total	$3,297	$4,276	$4,375

The decrease in fuel and energy charges in 2016 primarily reflects approximately $453 million of lower fuel and energy prices and $27 million related to lower energy sales. The decrease in fuel and energy charges in 2015 was due to lower fuel and energy prices of approximately $491 million and a decrease of $68 million in costs related to the incentive mechanism, partly offset by higher energy sales of approximately $201 million. In addition, FPL deferred approximately $11 million and $109 million of retail fuel costs in 2016 and 2014, respectively, compared to the recognition of deferred retail fuel costs of $220 million in 2015. The decrease in other in both periods is primarily due to lower capacity fees in part related to the termination of the Cedar Bay generation facility long-term purchased power agreement after FPL assumed ownership of the Cedar Bay generation facility in September 2015.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Years Ended December 31,
	2016	2015	2014
		(millions)
Reserve reversal (amortization) recorded under the 2012 rate agreement	$(13)	$15	$33
Other depreciation and amortization recovered under base rates	1,366	1,359	1,211
Depreciation and amortization primarily recovered under cost recovery clauses and securitized storm-recovery cost amortization	298	202	188
Total	$1,651	$1,576	$1,432

The reserve amortization, or reversal of such amortization, reflects adjustments to the depreciation and fossil dismantlement reserve provided under the 2012 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as a reduction to (or when reversed as an increase to) accrued asset removal costs which is reflected in noncurrent regulatory liabilities on the consolidated balance sheets. See Note 1 - Rate Regulation regarding a $30 million reduction in the reserve available for amortization under the 2012 rate agreement. Subject to certain conditions, FPL may amortize, over the term of the 2016 rate agreement, up to $1.0 billion of depreciation reserve surplus plus the reserve amount remaining under FPL's 2012 rate agreement (approximately $250 million at December 31, 2016).

The increase in other depreciation and amortization expense recovered under base rates in 2016 primarily relates to higher plant in service balances, including investments in transmission and distribution assets and the modernized Port Everglades Clean Energy Center that was placed in service in April 2016, partly offset by the absence of 2015 amortization expenses associated with analog meters. The increase in other depreciation and amortization expense recovered under base rates in 2015 is due to higher amortization expenses primarily associated with analog meters and higher plant in service balances. The increase in depreciation and amortization primarily recovered under cost recovery clauses and securitized storm-recovery cost amortization in 2016 primarily relates to amortization of a regulatory asset associated with the September 2015 acquisition of the Cedar Bay generation facility.

Taxes Other Than Income Taxes and Other
Taxes other than income taxes and other decreased $16 million in 2016 primarily due to lower franchise and revenue taxes, neither of which impacts net income, partly offset by higher property taxes reflecting growth in plant in service balances. The increase in 2015 of $39 million was primarily due to higher property taxes reflecting growth in plant in service balances.

Interest Expense
The increase in interest expense in 2016 and 2015 primarily reflects higher average debt balances, partly offset by lower average interest rates. Interest expense on storm-recovery bonds, as well as certain other interest expense on clause-recoverable investments (collectively, clause interest), do not significantly affect net income, as the clause interest is recovered either under cost recovery clause mechanisms or through a storm-recovery bond surcharge. Clause interest for 2016, 2015 and 2014 amounted to approximately $41 million, $41 million and $42 million, respectively.

AFUDC - Equity
The increase in AFUDC - equity in 2016 is primarily due to additional AFUDC - equity recorded on construction expenditures associated with the replacement of certain gas turbines with high efficiency, low-emission turbines (peaker upgrade project) and a solar PV project constructed on three sites, partly offset by lower AFUDC - equity associated with the Port Everglades Clean Energy Center which was placed in service in April 2016. The increase in AFUDC - equity in 2015 is primarily due to additional AFUDC - equity recorded on construction expenditures associated with the modernization project at the Port Everglades Clean Energy Center, the investments in new compressor parts technology at select combined-cycle units and the peaker upgrade project, partly offset by lower AFUDC - equity associated with the modernized Riviera Beach Clean Energy Center which was placed in service in April 2014.

Capital Initiatives
FPL plans to add approximately 1,750 MW of capacity in mid-2019 when the Okeechobee Clean Energy Center is expected to be placed in service, to add up to 300 MW annually in each of 2017 through 2020 of new solar generation and to continue to strengthen its transmission and distribution infrastructure.

NEER: Results of Operations

NEER owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets primarily in the U.S. and Canada. NEER also provides full energy and capacity requirements services, engages in power and gas marketing and trading activities and invests in natural gas, natural gas liquids and oil production and pipeline infrastructure assets. NEER’s net income less net income attributable to noncontrolling interests for 2016, 2015 and 2014 was $1,125 million, $1,092 million and $989 million, respectively, resulting in an increase in 2016 of $33 million and an increase in 2015 of $103 million. The primary drivers, on an after-tax basis, of these changes are in the following table.

	Increase (Decrease) From Prior Period
	Years Ended December 31,
	2016	2015
	(millions)
New investments(a)	$293	$138
Existing assets(a)	(55)	(29)
Gas infrastructure(b)	(75)	(7)
Customer supply and proprietary power and gas trading(b)	(16)	110
Revaluation of contingent consideration	80	—
Interest and other general and administrative expenses(c)	(99)	(99)
Other	36	(24)
Change in unrealized mark-to-market non-qualifying hedge activity(d)	(408)	4
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	12	(15)
Maine fossil gain in 2014(d)	—	(12)
Operating results of the solar projects in Spain(d)	(16)	37
Gains on sale of natural gas generation facilities(d)	276	—
Resolution of contingencies related to a previous asset sale(d)	5	—
Increase in net income less net income attributable to noncontrolling interests	$33	$103
______________________

(a)
Includes PTCs, ITCs and deferred income tax and other benefits associated with convertible ITCs for wind and solar projects, as applicable, (see Note 1 - Electric Plant, Depreciation and Amortization, - Income Taxes and - Sale of Differential Membership Interests and Note 5), as well as income tax benefits related to the Canadian tax restructuring, but excludes allocation of interest expense or corporate general and administrative expenses. Results from projects are included in new investments during the first twelve months of operation or ownership. Project results are included in existing assets beginning with the thirteenth month of operation.

(b)	Excludes allocation of interest expense and corporate general and administrative expenses.

(c)	Includes differential membership interest costs.

(d)	See Overview - Adjusted Earnings for additional information.

New Investments

In 2016, results from new investments increased due to:

•
higher earnings of approximately $223 million, including deferred income tax and other benefits associated with ITCs and convertible ITCs, related to the addition of approximately 2,819 MW of wind generation and 1,226 MW of solar generation during or after 2015, and

•	higher earnings of approximately $70 million related to the acquisition of the Texas pipelines in October 2015 and additional investments in other natural gas pipeline projects.

In 2015, results from new investments increased primarily due to:

•	higher earnings of approximately $146 million related to the addition of approximately 2,571 MW of wind generation and 910 MW of solar generation during or after 2014, and

•	higher earnings of approximately $16 million related to the acquisition of the Texas pipelines and the development of three additional natural gas pipelines, partly offset by,

•	lower deferred income tax and other benefits associated with convertible ITCs of $21 million and ITCs of $3 million.

Existing Assets

In 2016, results from NEER's existing asset portfolio decreased primarily due to:

•
lower results from wind and solar assets of approximately $40 million primarily due to lower state tax credits, PTC roll off, higher project O&M expenses and an increase in the amount of earnings attributable to noncontrolling interest, offset in part by higher wind generation and income tax benefits related to the Canadian tax restructuring, and

•	lower results of $6 million related to the sale of certain natural gas generation facilities (see Note 1 - Assets and Liabilities Associated with Assets Held for Sale).

In 2015, results from NEER's existing asset portfolio decreased primarily due to:

•	lower results from wind assets of $122 million primarily due to weaker wind resource offset in part by a favorable ITC impact related to changes in state income tax laws and favorable pricing, partly offset by,

•	the absence of a $45 million non cash income tax charge associated with structuring Canadian assets and $22 million in NEP IPO transaction costs recorded in 2014, and

•	higher results from merchant assets in the ERCOT region of approximately $27 million primarily due to the absence of a 2014 outage.

Gas Infrastructure

The decrease in gas infrastructure results in 2016 is primarily due to increased depreciation expense reflecting higher depletion rates as well as lower commodity prices. The decrease in gas infrastructure results in 2015 reflects increased depreciation expense mainly related to both higher depletion rates and increased production in 2015, as well as the absence of 2014 gains on the sale of investments in certain wells (collectively, approximately $46 million), partly offset by gains of $42 million related to exiting the hedged positions on a number of future gas production opportunities; such gains were previously reflected in unrealized mark-to-market non-qualifying hedge activity. NEER continues to monitor its oil and gas producing properties for potential impairments due to low prices for oil and natural gas commodity products. However, an impairment analysis performed under GAAP does not take into consideration the mark-to-market value of hedged positions. NEER hedges the expected output from its oil and gas producing properties for a period of time to help protect against price movements; the fair value of such hedged positions at December 31, 2016 was approximately $144 million. At December 31, 2016, approximately $2.2 billion of NEE’s property, plant and equipment, net relates to the gas infrastructure business' ownership interests in investments located in oil and gas shale formations.

Customer Supply and Proprietary Power and Gas Trading

Results from customer supply and proprietary power and gas trading decreased in 2016 primarily due to lower margins and less favorable market conditions compared to 2015. Results from customer supply and proprietary power and gas trading increased in 2015 primarily due to improved margins and favorable market conditions compared to lower results in the full requirements business in 2014 due to the impact of extreme winter weather.

Revaluation of Contingent Consideration

For 2016, NEER's results reflect approximately $80 million of after-tax fair value adjustments, net of amounts attributable to noncontrolling interests, to reduce the contingent holdback associated with the acquisition of the Texas pipelines (see Note 7 - Texas Pipeline Business).

Interest and General and Administrative Expenses

Interest and general and administrative expenses includes interest expense, differential membership costs and other corporate general and administrative expenses. In 2016 and 2015, interest and general and administrative expenses reflect higher borrowing and other costs to support the growth of the business.

Other Factors

Supplemental to the primary drivers of the changes in NEER's net income less net income attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for 2016 decreased $551 million primarily due to:

•	unrealized mark-to-market losses from non-qualifying hedges of $273 million for 2016 compared to $275 million of gains on such hedges for 2015, and

•
lower revenues from existing assets of $409 million reflecting lower revenues from the natural gas generation facilities sold in 2016, offset in part by higher wind generation due to stronger wind resource and higher revenues at Seabrook reflecting the absence of a 2015 refueling outage, partly offset by,

•	higher revenues from new investments of approximately $384 million.

Operating revenues for 2015 increased $248 million primarily due to:

•	higher revenues from new investments of approximately $225 million,

•	higher revenues from the customer supply business and proprietary power and gas trading business of $218 million reflecting favorable market conditions, and

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

•
lower revenues from existing assets of $195 million reflecting lower wind generation due to weaker wind resource, lower revenues at the natural gas generation facility in Pennsylvania and in the ERCOT region due to lower gas prices and lower revenues at Seabrook reflecting a refueling outage, offset in part by higher revenues at Point Beach due to the absence of a 2014 outage and price escalation under the power sales agreement, higher dispatch in Maine due to 2015 weather conditions and higher revenues from the solar projects in Spain.

Operating Expenses - net
Operating expenses - net for 2016 decreased $446 million primarily due to:

•
gains of approximately $446 million primarily related to the sale of natural gas generation facilities in 2016 and the profit sharing liability amortization related to ownership interests sold to NEP, and

•	lower fuel expense of approximately $284 million primarily reflecting lower fuel expense from the natural gas generation facilities sold in 2016, partly offset by,

•	higher operating expenses associated with new investments of approximately $208 million,

•	higher O&M expenses reflecting higher costs associated with growth in the NEER business, and

•
higher depreciation of $49 million on existing assets primarily reflecting an increase of $111 million of depreciation from the gas infrastructure business primarily related to higher depletion rates and increased production, partly offset by lower depreciation on the natural gas generation facilities sold in 2016.

Operating expenses - net for 2015 increased $138 million primarily due to:

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

•	higher depreciation associated with the gas infrastructure business of $50 million primarily related to higher depletion rates and increased production, partly offset by,

•	lower fuel expense of approximately $146 million primarily in the ERCOT region and at the natural gas generation facility in Pennsylvania.

Interest Expense
NEER’s interest expense for 2016 increased $107 million reflecting approximately $45 million of unfavorable changes in the fair value of interest rate derivative instruments compared to $11 million of favorable changes in 2015 and higher average debt balances reflecting growth in the business. Interest expense decreased $42 million in 2015 primarily reflecting the absence of approximately $64 million of losses in 2014 related to changes in the fair value of interest rate derivative instruments, partly offset by higher average debt balances.

Benefits Associated with Differential Membership Interests - net
Benefits associated with differential membership interests - net for all periods presented reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind and solar projects, net of associated costs. The increase for 2016 primarily relates to lower interest costs associated with the ongoing paydown of the differential membership interest obligations, sales of differential membership interests and increased results of the underlying wind and solar projects. See Note 1 - Sale of Differential Membership Interests.

Equity in Earnings of Equity Method Investees
Equity in earnings of equity method investees increased in 2016 primarily due to increased earnings from AFUDC on NEER's investments in natural gas pipeline projects as construction continues and earnings from NEER's investment in a wind project that was placed in service in the fourth quarter of 2015. In 2015, the increase was primarily due to NEER's 50% equity investment in a 550 MW solar project that commenced partial operations at the end of 2013 and full operations by the end of 2014.

Gains on Disposal of Investments and Other Property - net
Gains on disposal of investments and other property - net for all periods presented primarily reflect gains on sales of securities held in NEER’s nuclear decommissioning funds. Gains on disposal of investments and other property - net also reflect in 2015, a pretax gain of approximately $6 million on the sale of a 41 MW wind project and, in 2014, a pretax gain of approximately $23 million on the sale of a 75 MW wind project.

Revaluation of Contingent Consideration
Revaluation of contingent consideration reflects fair value adjustments to reduce the contingent holdback associated with the acquisition of the Texas pipelines. Approximately $65 million of the fair value adjustments is attributable to noncontrolling interests. See Note 7 - Texas Pipeline Business.

Tax Credits, Benefits and Expenses
PTCs from wind projects and ITCs and deferred income tax benefits associated with convertible ITCs from solar and certain wind projects are reflected in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes, and were approximately $120 million, $149 million and $186 million in 2016, 2015 and 2014, respectively. ITCs and deferred income tax benefits associated with convertible ITCs totaled approximately $150 million, $89 million and $84 million in 2016, 2015 and 2014, respectively. A portion of the PTCs and ITCs have been allocated to investors in connection with sales of differential membership interests. Also in 2014, NEE's effective income tax rate was unfavorably affected by a noncash income tax charge of approximately $45 million associated with structuring Canadian assets, approximately $30 million of which was reversed in 2016. See Note 5.

Capital Initiatives

NEER expects to add new contracted wind generation of approximately 2,400 MW to 4,100 MW, approximately 1,600 MW of additional repowering generation within the existing U.S. wind portfolio and new contracted solar generation of approximately 400 MW to 1,300 MW in 2017 to 2018 and will continue to pursue other additional investment opportunities that may develop. Projects developed by NEER might be offered for sale to NEP if NEER should seek to sell the projects. NEER will also continue to invest in the development of its natural gas pipeline infrastructure assets (see Item 1. Business - NEER - Generation and Other Operations - Contracted, Merchant and Other Operations - Other Operations).

Sale of Assets to NEP

In 2016 and 2015, indirect subsidiaries of NEER sold additional ownership interests in wind and solar projects to indirect subsidiaries of NEP. See Note 1 - NextEra Energy Partners, LP.

Corporate and Other: Results of Operations

Corporate and Other is primarily comprised of the operating results of NEET, FPL FiberNet and other business activities, as well as corporate interest income and expenses. Corporate and Other allocates a portion of NEECH's corporate interest expense to NEER. Interest expense is allocated based on a deemed capital structure of 70% debt and, for purposes of allocating NEECH's corporate interest expense, the deferred credit associated with differential membership interests sold by NEER’s subsidiaries is included with debt. Each subsidiary’s income taxes are calculated based on the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits. Any remaining consolidated income tax benefits or expenses are recorded at Corporate and Other. The major components of Corporate and Other’s results, on an after-tax basis, are as follows:

	Years Ended December 31,
	2016	2015	2014
		(millions)
Interest expense, net of allocations to NEER	$58	$(87)	$(95)
Interest income	29	32	31
Federal and state income tax benefits (expenses)	(23)	20	(7)
Merger-related expenses	(92)	(20)	—
Other - net	88	67	30
Net income (loss)	$60	$12	$(41)

The decrease in interest expense, net of allocations to NEER for 2016 primarily reflects net after-tax gains on interest rate and foreign currency derivative instruments and foreign currency transactions as hedge accounting was discontinued effective January 2016. See Note 3. The decrease in 2015 reflects lower average debt balances due in part to a higher allocation of interest costs to NEER reflecting growth in NEER's business. The federal and state income tax benefits (expenses) reflect consolidating income tax adjustments, including, in 2016, approximately $57 million of income tax charges related to the sales of certain of NEER's natural gas generation facilities and the adoption of an accounting standards update (see Note 10 - Stock-Based Compensation), and in 2015, favorable changes in state income tax laws. Merger-related expenses increased in 2016 primarily related to the termination of the proposed merger between NEE, Hawaiian Electric Industries, Inc. (HEI) and two wholly owned direct subsidiaries of NEE (see Note 1 - Merger Termination) as well as costs associated with the EFH merger agreement and related transactions (see Note 7 - Pending Oncor-Related Transactions). Other - net includes all other corporate income and expenses, as well as other business activities. The increase in other - net for 2016 primarily reflects higher 2016 investment gains, debt reacquisition gains and higher results from NEET. The increase in other - net for 2015 primarily reflects 2015 investment gains compared to 2014 investment losses and the absence of debt reacquisition losses recorded in 2014. Substantially all of such investment gains and losses, on a pretax basis, is reflected in other - net in NEE's consolidated statements of income.

In January 2017, an indirect wholly owned subsidiary of NEE completed the sale of its membership interests in FPL FiberNet. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $1.1 billion (approximately $700 million after tax) will be recorded in NEE's consolidated statements of income during the three months ended March 31, 2017. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale.

LIQUIDITY AND CAPITAL RESOURCES

NEE and its subsidiaries require funds to support and grow their businesses. These funds are used for, among other things, working capital, capital expenditures, investments in or acquisitions of assets and businesses, payment of maturing debt obligations and, from time to time, redemption or repurchase of outstanding debt or equity securities. It is anticipated that these requirements will be satisfied through a combination of cash flows from operations, short- and long-term borrowings, the issuance of short- and long-term debt and, from time to time, equity securities, and proceeds from differential membership investors, consistent with NEE’s and FPL’s objective of maintaining, on a long-term basis, a capital structure that will support a strong investment grade credit rating. NEE, FPL and NEECH rely on access to credit and capital markets as significant sources of liquidity for capital requirements and other operations that are not satisfied by operating cash flows. The inability of NEE, FPL and NEECH to maintain their current credit ratings could affect their ability to raise short- and long-term capital, their cost of capital and the execution of their respective financing strategies, and could require the posting of additional collateral under certain agreements.

In October 2015, NEE authorized a program to purchase, from time to time, up to $150 million of common units representing limited partner interests of NEP. Under the program, any purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The purchases may be made in the open market or in privately negotiated transactions. Any purchases will be made in such quantities, at such prices, in such manner and on such terms and conditions as determined by NEE or its subsidiaries in their discretion, based on factors such as market and business conditions, applicable legal requirements and other factors. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. NEE owns and controls the general partner of NEP and beneficially owns approximately 66.1% of NEP’s voting power at December 31, 2016. The purpose of the program is not to cause NEP’s common units to be delisted from the New York Stock Exchange or to cause the common units to be deregistered with the SEC. As of December 31, 2016, NEE had purchased approximately $36 million of NEP common units under this program. Also in October 2015, NEP put in place an at-the-market equity issuance program pursuant to which NEP may issue from time to time, up to $150 million of its common units. As of December 31, 2016, NEP had issued approximately $41 million of its common units under this program.

Cash Flows

NEE's increase in cash flows from operating activities for 2016 and 2015 primarily reflects operating cash generated from additional wind and solar facilities that were placed in service during or after 2015 and 2014, respectively.

NEE's sources and uses of cash for 2016, 2015 and 2014 were as follows:

	Years Ended December 31,
	2016	2015	2014
	(millions)
Sources of cash:
Cash flows from operating activities	$6,336	$6,116	$5,500
Long-term borrowings	5,657	5,772	5,054
Proceeds from differential membership investors, net of payments	1,737	669	907
Sale of independent power and other investments of NEER	658	52	307
Cash grants under the Recovery Act	335	8	343
Issuances of common stock - net	537	1,298	633
Net increase in commercial paper and other short-term debt	—	—	451
Proceeds from sale of noncontrolling interest in subsidiaries	645	345	438
Other sources - net	—	107	—
Total sources of cash	15,905	14,367	13,633
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(9,636)	(8,377)	(7,017)
Retirements of long-term debt	(3,310)	(3,972)	(4,750)
Net decrease in commercial paper and other short-term debt	(268)	(356)	—
Dividends	(1,612)	(1,385)	(1,261)
Other uses - net	(358)	(283)	(466)
Total uses of cash	(15,184)	(14,373)	(13,494)
Net increase (decrease) in cash and cash equivalents	$721	$(6)	$139

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. The following table provides a summary of the major capital investments for 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
	(millions)
FPL:
Generation:
New	$1,128	$686	$744
Existing	723	811	905
Transmission and distribution	1,848	1,681	1,307
Nuclear fuel	158	205	174
General and other	331	384	148
Other, primarily change in accrued property additions and exclusion of AFUDC - equity	(254)	(134)	(37)
Total	3,934	3,633	3,241
NEER:
Wind	2,474	1,029	2,136
Solar	1,554	1,494	546
Nuclear, including nuclear fuel	255	315	262
Natural gas pipelines	853	1,198	74
Other	385	625	683
Total	5,521	4,661	3,701
Corporate and Other	181	83	75
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$9,636	$8,377	$7,017

Liquidity

In early February 2017, FPL and NEECH extended the maturity date for a portion of their bank revolving line of credit facilities and NEECH increased a portion of its revolving credit facilities. The table below provides the components of FPL's and NEECH's estimated net available liquidity as of February 10, 2017 reflecting these changes.

					Maturity Date
	FPL	NEECH		Total		FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$2,916	$4,964		$7,880		2018 - 2022	2018 - 2022
Issued letters of credit(b)	(3)	(382)		(385)
	2,913	4,582		7,495

Revolving credit facilities	1,200	1,360		2,560		2017 - 2019	2017 - 2022
Borrowings(b)	(1,000)	—		(1,000)
	200	1,360		1,560

Letter of credit facilities(c)	—	650		650			2017 - 2019
Issued letters of credit(b)	—	(312)		(312)
	—	338		338

Subtotal	3,113	6,280		9,393

Cash and cash equivalents(b)	35	684		719
Outstanding commercial paper and other short-term debt(b)	(1,433)	(40)		(1,473)
Net available liquidity	$1,715	$6,924	(d)	$8,639	(d)
______________________

(a)
Provide for the funding of loans up to $7,880 million ($2,916 million for FPL) and the issuance of letters of credit up to $3,050 million ($670 million for FPL). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s bank revolving line of credit facilities are also available to support the purchase of $778 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bond holders and not remarketed prior to maturity. Approximately $2,315 million of FPL's and $3,730 million of NEECH's bank revolving line of credit facilities expire in 2022.

(b)	As of January 31, 2017.

(c)	Only available for the issuance of letters of credit.

(d)	Excludes two variable rate bi-lateral term loan agreements totaling $7.5 billion discussed below.

As of February 23, 2017, 67 banks participate in FPL’s and NEECH’s revolving credit facilities, with no one bank providing more than 7% of the combined revolving credit facilities. European banks provide approximately 23% of the combined revolving credit facilities. Pursuant to a 1998 guarantee agreement, NEE guarantees the payment of NEECH’s debt obligations under its revolving credit facilities. In order for FPL or NEECH to borrow or to have letters of credit issued under the terms of their respective revolving credit facilities and, also for NEECH, its letter of credit facilities, FPL, in the case of FPL, and NEE, in the case of NEECH, are required, among other things, to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. The FPL and NEECH revolving credit facilities also contain default and related acceleration provisions relating to, among other things, failure of FPL and NEE, as the case may be, to maintain the respective ratio of funded debt to total capitalization at or below the specified ratio. At December 31, 2016, each of NEE and FPL was in compliance with its required ratio.

Additionally, at December 31, 2016, certain subsidiaries of NEP had credit or loan facilities with available liquidity as set forth in the table below.

	Amount	Amount Remaining Available at December 31, 2016	Rate	Maturity Date	Purpose
	(millions)
Senior secured revolving credit facility(a)	$250	$250	Variable	2019	Working capital, expansion projects, acquisitions and general business purposes
Senior secured limited-recourse revolving loan facility(b)	$150	$—	Variable	2020	General business purposes
————————————

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

(b)
A certain NEP subsidiary (borrower) is required to satisfy certain conditions, including among other things, meeting a leverage ratio at the time of any borrowing that does not exceed a specified ratio. Borrowings under this revolving loan facility are secured by liens on certain of the borrower's assets and certain of the borrower's subsidiaries' assets, as well as the ownership interest in the borrower. The revolving loan facility contains default and related acceleration provisions relating to, among other things, failure of the borrower to maintain a leverage ratio at or below the specified ratio and a minimum interest coverage ratio.

In February 2017, NEECH entered into two variable rate bi-lateral term loan agreements each providing for a $3.75 billion short-term, non-revolving term loan facility, for a total of $7.5 billion, the loan proceeds of which are available for general corporate purposes, including to finance a portion of the purchase price payable by NEE for the acquisition of Oncor (see Item 1. Business - Overview). The obligation to make loans pursuant to these bi-lateral term loan agreements terminates in August 2017 and each loan agreement expires in February 2018. Each of these bi-lateral term loan agreements contain default and related acceleration provisions relating to, among other things, the failure to make required payments or to observe other covenants in the loan agreement, including financial covenants relating to the ratio of NEE’s funded debt to total capitalization, and certain bankruptcy-related events. NEE guarantees the payment of debt obligations under the loan agreements pursuant to a 1998 guarantee agreement. There are currently no amounts outstanding under these facilities.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At December 31, 2016, NEE believes that there is no material exposure related to these guarantee arrangements.

NEE subsidiaries issue guarantees related to equity contribution agreements associated with the development, construction and financing of certain power generation facilities, engineering, procurement and construction agreements and natural gas pipeline development projects. Commitments associated with these activities are included in the contracts table in Note 13.

In addition, as of December 31, 2016, NEE subsidiaries had approximately $2.4 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs and the non-receipt of proceeds from cash grants under the Recovery Act, as well as other types of contractual obligations.

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. As of December 31, 2016, these guarantees totaled approximately $607 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. As of December 31, 2016, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at December 31, 2016) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $650 million.

As of December 31, 2016, subsidiaries of NEE also had approximately $1.0 billion of standby letters of credit and approximately $333 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

In addition, as part of contract negotiations in the normal course of business, certain subsidiaries of NEE have agreed and in the future may agree to make payments to compensate or indemnify other parties, including those associated with asset divestitures, for possible unfavorable financial consequences resulting from specified events. The specified events may include, but are not limited to, an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in tax law or interpretations of the tax law or the triggering of cash grant recapture provisions under the Recovery Act. NEE is unable to estimate the maximum potential amount of future payments under some of these contracts because events that would obligate them to make payments have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence.

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

Contractual Obligations and Estimated Capital Expenditures

NEE’s commitments at December 31, 2016 were as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	(millions)
Long-term debt, including interest:(a)
FPL(b)	$806	$765	$662	$417	$453	$15,241	$18,344
NEER	940	1,573	962	1,174	796	7,640	13,085
Corporate and Other	2,187	1,039	2,150	1,353	2,457	11,971	21,157
Purchase obligations:
FPL(c)	7,335	4,735	5,435	4,515	4,925	12,315	39,260
NEER(d)	1,385	1,370	140	90	75	285	3,345
Corporate and Other(d)	45	10	—	5	—	—	60
Elimination of FPL's purchase obligations to NEER(d)	(59)	(87)	(84)	(81)	(79)	(1,167)	(1,557)
Asset retirement activities:(e)
FPL(f)	16	10	3	2	2	8,709	8,742
NEER(g)	—	—	6	—	1	13,634	13,641
Other commitments:
NEER(h)	163	215	222	119	112	447	1,278
Total	$12,818	$9,630	$9,496	$7,594	$8,742	$69,075	$117,355
_________________________

(a)	Includes principal, interest, interest rate contracts and payments by NEE under stock purchase contracts. Variable rate interest was computed using December 31, 2016 rates. See Note 11.

(b)
Includes tax exempt bonds of approximately $9 million in 2020, $46 million in 2021 and $723 million thereafter that permit individual bond holders to tender the bonds for purchase at any time prior to maturity. In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds. As of December 31, 2016, all tax exempt bonds tendered for purchase have been successfully remarketed. FPL’s bank revolving line of credit facilities are available to support the purchase of tax exempt bonds.

(c)
Represents required capacity and minimum charges under long-term purchased power and fuel contracts, projected capital expenditures through 2021 and the purchase price of the Indiantown generation facility (see Note 13 - Commitments and - Contracts).

(d)	See Note 13 - Contracts.

(e)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(f)
At December 31, 2016, FPL had approximately $3,665 million in restricted funds for the payment of its portion of future expenditures to decommission the Turkey Point and St. Lucie nuclear units, which are included in NEE’s and FPL’s special use funds. See Note 12.

(g)
At December 31, 2016, NEER had approximately $1,769 million in restricted funds for the payment of its portion of future expenditures to decommission Seabrook, Duane Arnold and Point Beach nuclear units which are included in NEE’s special use funds. See Note 12.

(h)
Represents estimated cash distributions related to differential membership interests and payments related to the acquisition of certain development rights. For further discussion of differential membership interests, see Note 1 - Sale of Differential Membership Interests.

Credit Ratings

NEE’s liquidity, ability to access credit and capital markets, cost of borrowings and collateral posting requirements under certain agreements is dependent on its and its subsidiaries credit ratings. At February 23, 2017, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) and Fitch Ratings (Fitch) had assigned the following credit ratings to NEE, FPL and NEECH:

	Moody's(a)	S&P(a)	Fitch(a)
NEE:(b)
Corporate credit rating	Baa1	A-	A-

FPL:(b)
Corporate credit rating	A1	A-	A
First mortgage bonds	Aa2	A	AA-
Pollution control, solid waste disposal and industrial development revenue bonds(c)	VMIG-1/P-1	A-2	F1
Commercial paper	P-1	A-2	F1

NEECH:(b)
Corporate credit rating	Baa1	A-	A-
Debentures	Baa1	BBB+	A-
Junior subordinated debentures	Baa2	BBB	BBB
Commercial paper	P-2	A-2	F2
_________________________

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

NEE and its subsidiaries have no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt. A change in ratings is not an event of default under applicable debt instruments, and while there are conditions to drawing on the credit facilities noted above, the maintenance of a specific minimum credit rating is not a condition to drawing on these credit facilities.

Commitment fees and interest rates on loans under these credit facilities’ agreements are tied to credit ratings. A ratings downgrade also could reduce the accessibility and increase the cost of commercial paper and other short-term debt issuances and borrowings and additional or replacement credit facilities. In addition, a ratings downgrade could result in, among other things, the requirement that NEE subsidiaries post collateral under certain agreements and guarantee arrangements, including, but not limited to, those related to fuel procurement, power sales and purchases, nuclear decommissioning funding, debt-related reserves and trading activities. FPL’s and NEECH’s credit facilities are available to support these potential requirements.

Covenants

NEE's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries. For example, FPL pays dividends to NEE in a manner consistent with FPL's long-term targeted capital structure. However, the mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to NEE and the issuance of additional first mortgage bonds. Additionally, in some circumstances, the mortgage restricts the amount of retained earnings that FPL can use to pay cash dividends on its common stock. The restricted amount may change based on factors set out in the mortgage. Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings. As of December 31, 2016, no retained earnings were restricted by these provisions of the mortgage and, in light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL’s first mortgage bonds including those to be issued and any other non-junior FPL indebtedness. As of December 31, 2016, coverage for the 12 months ended December 31, 2016 would have been approximately 8.5 times the annual interest requirements and approximately 4.2 times the aggregate principal requirements. New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee. As of December 31, 2016, FPL could have issued in excess of $13.5 billion of additional first mortgage bonds based on the unfunded property additions and in excess of $6.3 billion based on retired first mortgage bonds. As of December 31, 2016, no cash was deposited with the mortgage trustee for these purposes.

In September 2006, NEE and NEECH executed a Replacement Capital Covenant (as amended, September 2006 RCC) in connection with NEECH's offering of $350 million principal amount of Series B Enhanced Junior Subordinated Debentures due 2066 (Series B junior subordinated debentures). The September 2006 RCC is for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness (covered debt) of NEECH (other than the Series B junior subordinated debentures) or, in certain cases, of NEE. FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the September 2006 RCC. The September 2006 RCC provides that NEECH may redeem, and NEE or NEECH may purchase, any Series B junior subordinated debentures on or before October 1, 2036, only to the extent that the redemption or purchase price does not exceed a specified amount of proceeds from the sale of qualifying securities, subject to certain limitations described in the September 2006 RCC. Qualifying securities are securities that have equity-like characteristics that are the same as, or more equity-like than, the Series B junior subordinated debentures at the time of redemption or purchase, which are sold within 365 days prior to the date of the redemption or repurchase of the Series B junior subordinated debentures.

In June 2007, NEE and NEECH executed a Replacement Capital Covenant (as amended, June 2007 RCC) in connection with NEECH's offering of $400 million principal amount of its Series C Junior Subordinated Debentures due 2067 (Series C junior subordinated debentures). The June 2007 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of NEECH (other than the Series C junior subordinated debentures) or, in certain cases, of NEE. FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the June 2007 RCC. The June 2007 RCC provides that NEECH may redeem or purchase, or satisfy, discharge or defease (collectively, defease), and NEE and any majority-owned subsidiary of NEE or NEECH may purchase, any Series C junior subordinated debentures on or before June 15, 2037, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 365 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series C junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the June 2007 RCC.

In September 2007, NEE and NEECH executed a Replacement Capital Covenant (as amended, September 2007 RCC) in connection with NEECH's offering of $250 million principal amount of its Series D Junior Subordinated Debentures due 2067 (Series D junior subordinated debentures). The September 2007 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of NEECH (other than the Series D junior subordinated debentures) or, in certain cases, of NEE. FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities have been initially designated as the covered debt under the September 2007 RCC. The September

2007 RCC provides that NEECH may redeem, purchase, or defease, and NEE and any majority-owned subsidiary of NEE or NEECH may purchase, any Series D junior subordinated debentures on or before September 1, 2037, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 365 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series D junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the September 2007 RCC.

New Accounting Rules and Interpretations

Amendments to the Consolidation Analysis - In February 2015, the Financial Accounting Standards Board (FASB) issued an accounting standards update that modified consolidation guidance. See Note 8.

Revenue Recognition - In May 2014, the FASB issued an accounting standards update related to the recognition of revenue from contracts with customers and required disclosures. See Note 1 - Revenues and Rates.

Financial Instruments - In January 2016, the FASB issued an accounting standards update which modifies guidance regarding certain aspects of recognition, measurement, presentation and disclosure of financial instruments. See Note 4 - Financial Instruments Accounting Standards Update.

Leases - In February 2016, the FASB issued an accounting standards update which requires, among other things, that lessees recognize a lease liability and a right-of-use asset for all leases. See Note 1 - Leases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

NEE’s significant accounting policies are described in Note 1 to the consolidated financial statements, which were prepared under GAAP. Critical accounting policies are those that NEE believes are both most important to the portrayal of its financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

NEE considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements:

Accounting for Derivatives and Hedging Activities

NEE uses derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated primarily with outstanding and expected future debt issuances and borrowings. In addition, NEE, through NEER, uses derivatives to optimize the value of its power generation and gas infrastructure assets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements.

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

In January 2016, NEE discontinued hedge accounting for its cash flow and fair value hedges related to interest rate and foreign currency derivative instruments and, therefore, all changes in the derivatives' fair value are recognized in interest expense in NEE's consolidated statements of income. NEE estimates the fair value of these derivatives based on a discounted cash flows valuation technique utilizing observable inputs.

Certain derivative transactions at NEER are entered into as economic hedges but the transactions do not meet the requirements for hedge accounting, hedge accounting treatment is not elected or hedge accounting has been discontinued. Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility. These changes in fair value are reflected in the non-qualifying hedge category in computing adjusted earnings and could be significant to NEER’s results because the economic offset to the positions are not marked to market. As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions. For example, a gain (loss) in the non-qualifying hedge category for certain energy derivatives is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP. For this reason, NEE’s management views results expressed excluding the unrealized mark-to-market impact of the non-qualifying hedges as a meaningful measure of current period performance. For additional information regarding derivative instruments, see Note 3, Overview and Energy Marketing and Trading and Market Risk Sensitivity.

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

Nature of Accounting Estimates

For the pension plan, the benefit obligation is the actuarial present value, as of the December 31 measurement date, of all benefits attributed by the pension benefit formula to employee service rendered to that date. The amount of benefit to be paid depends on a number of future events incorporated into the pension benefit formula, including an estimate of the average remaining life of employees/survivors as well as the average years of service rendered. The projected benefit obligation is measured based on assumptions concerning future interest rates and future employee compensation levels. NEE derives pension income from actuarial calculations based on the plan’s provisions and various management assumptions including discount rate, rate of increase in compensation levels and expected long-term rate of return on plan assets.

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

Net periodic pension income is included in O&M expenses, and is calculated using a number of actuarial assumptions. Those assumptions for the years ended December 31, 2016, 2015 and 2014 include:

	2016	2015	2014
Discount rate	4.35%	3.95%	4.80%
Salary increase	4.10%	4.10%	4.00%
Expected long-term rate of return(a)	7.35%	7.35%	7.75%
___________________

(a)	In 2016 and 2015, an expected long-term rate of return of 7.75% is presented net of investment management fees.

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

The following table illustrates the effect on net periodic income of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Decrease in 2016 Net Periodic Income
	Change in Assumption	NEE	FPL
		(millions)
Expected long-term rate of return	(0.5)%	$(18)	$(12)
Discount rate	0.5%	$(4)	$(2)
Salary increase	0.5%	$(2)	$(1)

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

Assumptions and Accounting Approach

An impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset. The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset’s fair value. In most instances, the fair value is determined by discounting estimated future cash flows using an appropriate interest rate. See Management's Discussion - NEER: Results of Operations - Gas Infrastructure.

Decommissioning and Dismantlement

NEE accounts for AROs under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.

Nature of Accounting Estimates

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and plant dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned and how costs will escalate with inflation. In addition, NEE also makes interest rate and rate of return projections on its investments in determining recommended funding requirements for nuclear decommissioning costs. Periodically, NEE is required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs. For example, an increase of 0.25% in the assumed escalation rates for nuclear decommissioning costs would increase NEE’s asset retirement obligations and conditional asset retirement obligations (collectively, AROs) as of December 31, 2016 by $185 million.

Assumptions and Accounting Approach

FPL - For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are approved by the FPSC. The studies reflect, among other things, the expiration dates of the operating licenses for FPL’s nuclear units. The most recent studies, filed in 2015, indicate that FPL’s portion of the future cost of decommissioning its four nuclear units, including spent fuel storage above what is expected to be refunded by the DOE under the spent fuel settlement agreement, is approximately $7.5 billion, or $3.0 billion expressed in 2016 dollars.

FPL accrues the cost of dismantling its fossil and solar plants over the expected service life of each unit based on studies filed with the FPSC. Unlike nuclear decommissioning, dismantlement costs are not funded. The most recent studies became effective January 1, 2017. At December 31, 2016, FPL’s portion of the ultimate cost to dismantle its fossil and solar units is approximately $1.3 billion, or $480 million expressed in 2016 dollars. The majority of the dismantlement costs are not considered AROs. FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC. Any differences between the ARO amount recorded and the amount recorded for ratemaking purposes are reported as a regulatory liability in accordance with regulatory accounting.

The components of FPL’s decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	Nuclear Decommissioning		Fossil/Solar Dismantlement		Interim Removal Costs and Other		Total
	December 31,		December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
	(millions)
AROs	$1,852	$1,764	$62	$53	$5	$5	$1,919	$1,822
Less capitalized ARO asset net of accumulated depreciation	355	375	32	38	—	—	387	413
Accrued asset removal costs(a)	297	279	322	315	1,325	1,327	1,944	1,921
Asset retirement obligation regulatory expense difference(a)	2,272	2,147	24	37	(2)	(2)	2,294	2,182
Accrued decommissioning, dismantlement and other accrued asset removal costs(b)	$4,066	$3,815	$376	$367	$1,328	$1,330	$5,770	$5,512
______________________

(a)	Included in noncurrent regulatory liabilities on NEE’s and FPL’s consolidated balance sheets.

(b)	Represents total amount accrued for ratemaking purposes.

NEER - NEER records liabilities for the present value of its expected nuclear plant decommissioning costs which are determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning. The liabilities are being accreted using the interest method through the date decommissioning activities are expected to be complete. At December 31, 2016, the AROs for decommissioning of NEER’s nuclear plants totaled approximately $451 million. NEER’s portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under the spent fuel settlement agreement, is estimated to be approximately $11.8 billion, or $2.0 billion expressed in 2016 dollars.

See Note 1 - Asset Retirement Obligations and - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs and Note 12.

Regulatory Accounting

Certain of NEE's businesses are subject to rate regulation which results in the recording of regulatory assets and liabilities. See Note 1 - Rate Regulation for a detail of NEE’s regulatory assets and liabilities.

Nature of Accounting Estimates

Regulatory assets and liabilities represent probable future revenues that will be recovered from or refunded to customers through the ratemaking process. Regulatory assets and liabilities are included in rate base or otherwise earn (pay) a return on investment during the recovery period.

Assumptions and Accounting Approach

Accounting guidance allows regulators to create assets and impose liabilities that would not be recorded by non-rate regulated entities. If NEE's rate-regulated entities, primarily FPL, were no longer subject to cost-based rate regulation, the existing regulatory assets and liabilities would be written off unless regulators specify an alternative means of recovery or refund. In addition, the regulators, including the FPSC for FPL, have the authority to disallow recovery of costs that they consider excessive or imprudently incurred. Such costs may include, among others, fuel and O&M expenses, the cost of replacing power lost when fossil and nuclear units are unavailable, storm restoration costs and costs associated with the construction or acquisition of new facilities. The continued applicability of regulatory accounting is assessed at each reporting period.

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

During 2015 and 2016, the changes in the fair value of NEE’s consolidated subsidiaries’ energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2014	$320	$898	$(363)	$855
Reclassification to realized at settlement of contracts	(227)	(359)	471	(115)
Inception value of new contracts	18	3	—	21
Net option premium purchases (issuances)	(45)	3	—	(42)
Changes in fair value excluding reclassification to realized	293	640	(326)	607
Fair value of contracts outstanding at December 31, 2015	359	1,185	(218)	1,326
Reclassification to realized at settlement of contracts	(189)	(455)	223	(421)
Inception value of new contracts	37	15	—	52
Net option premium purchases (issuances)	—	3	—	3
Changes in fair value excluding reclassification to realized	223	236	203	662
Fair value of contracts outstanding at December 31, 2016	430	984	208	1,622
Net margin cash collateral paid (received)				(167)
Total mark-to-market energy contract net assets (liabilities) at December 31, 2016	$430	$984	$208	$1,455

NEE’s total mark-to-market energy contract net assets (liabilities) at December 31, 2016 shown above are included on the consolidated balance sheets as follows:

December 31, 2016
(millions)
Current derivative assets	$710
Noncurrent derivative assets	1,228
Current derivative liabilities	(248)
Noncurrent derivative liabilities	(235)
NEE's total mark-to-market energy contract net assets	$1,455

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2016 were as follows:

	Maturity
	2017	2018	2019	2020	2021	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$61	$11	$4	$(4)	$(3)	$—	$69
Significant other observable inputs	29	43	7	(5)	(10)	(18)	46
Significant unobservable inputs	106	32	33	38	30	76	315
Total	196	86	44	29	17	58	430
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(6)	12	7	5	—	—	18
Significant other observable inputs	115	100	124	99	83	74	595
Significant unobservable inputs	45	32	27	28	16	223	371
Total	154	144	158	132	99	297	984
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	206	—	—	—	—	—	206
Significant unobservable inputs	2	—	—	—	—	—	2
Total	208	—	—	—	—	—	208
Total sources of fair value	$558	$230	$202	$161	$116	$355	$1,622

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of December 31, 2016 and 2015, the VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2015	$—	$3	$3	$51	$44	$23	$51	$46	$25
December 31, 2016	$—	$4	$4	$46	$62	$23	$46	$57	$23
Average for the year ended December 31, 2016	$—	$2	$2	$26	$31	$25	$26	$31	$25
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	December 31, 2016			December 31, 2015
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,809	$1,809	(a)	$1,789	$1,789	(a)
Other investments:
Debt securities	$123	$123	(a)	$124	$124	(a)
Primarily notes receivable	$526	$668	(b)	$512	$722	(b)
Long-term debt, including current maturities	$30,418	$31,623	(c)	$28,897	$30,412	(c)
Interest rate contracts - net unrealized gains (losses)	$4	$4	(d)	$(285)	$(285)	(d)
FPL:
Fixed income securities - special use funds	$1,363	$1,363	(a)	$1,378	$1,378	(a)
Long-term debt, including current maturities	$10,072	$11,211	(c)	$10,020	$11,028	(c)
______________________

(a)	Primarily estimated using a market approach based on quoted market prices for these or similar issues.

(b)	Primarily estimated using an income approach utilizing a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)
Estimated using either a market approach based on quoted market prices for the same or similar issues or an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor.

(d)	Modeled internally using an income approach utilizing a discounted cash flow valuation technique and applying a credit valuation adjustment.

The special use funds of NEE and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of NEE's and FPL's nuclear power plants. See Note 1 - Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve. A portion of these funds is invested in fixed income debt securities primarily carried at estimated fair value. At FPL, changes in fair value, including any OTTI losses, result in a corresponding adjustment to the related liability accounts based on current regulatory treatment. The changes in fair value of NEE's non-rate regulated operations result in a corresponding adjustment to OCI, except for impairments deemed to be other than temporary, including any credit losses, which are reported in current period earnings. Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not scheduled to begin until at least 2030 (2032 at FPL).

As of December 31, 2016, NEE had interest rate contracts with a notional amount of approximately $15.1 billion related to outstanding and expected future debt issuances and borrowings, of which $13.5 billion manages exposure to the variability of cash flows associated with outstanding and expected future debt issuances at NEECH and NEER. The remaining $1.6 billion of notional amount of interest rate contracts effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 3.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE’s net liabilities would increase by approximately $1,515 million ($459 million for FPL) at December 31, 2016.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $2,913 million and $2,674 million ($1,745 million and $1,598 million for FPL) at December 31, 2016 and 2015, respectively. At December 31, 2016, a hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $272 million ($162 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

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

Credit risk is also managed through the use of master netting agreements. NEE’s credit department monitors current and forward credit exposure to counterparties and their affiliates, both on an individual and an aggregate basis. For all derivative and contractual transactions, NEE’s energy marketing and trading operations, which include FPL's energy marketing and trading division, are exposed to losses in the event of nonperformance by counterparties to these transactions. Some relevant considerations when assessing NEE’s energy marketing and trading operations’ credit risk exposure include the following:

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. As of December 31, 2016, approximately 94% of NEE’s and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

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

Management assessed the effectiveness of NEE's and FPL's internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013). Based on this assessment, management believes that NEE's and FPL's internal control over financial reporting was effective as of December 31, 2016.

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

JAMES L. ROBO	JOHN W. KETCHUM
James L. Robo Chairman, President and Chief Executive Officer of NEE and Chairman of FPL	John W. Ketchum Executive Vice President, Finance and Chief Financial Officer of NEE and FPL

TERRELL KIRK CREWS, II
Terrell Kirk Crews, II Vice President, Controller and Chief Accounting Officer of NEE

ERIC E. SILAGY	KIMBERLY OUSDAHL
Eric E. Silagy President and Chief Executive Officer of FPL	Kimberly Ousdahl Vice President and Chief Accounting Officer of FPL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NextEra Energy, Inc. and Florida Power & Light Company

We have audited the internal control over financial reporting of NextEra Energy, Inc. and subsidiaries (NextEra Energy) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. NextEra Energy's and FPL’s management are responsible for maintaining effective internal control over financial reporting and for their assessments of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on NextEra Energy’s and FPL’s internal control over financial reporting based on our audits.

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

In our opinion, NextEra Energy and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of NextEra Energy and FPL and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NextEra Energy, Inc. and Florida Power & Light Company

We have audited the accompanying consolidated balance sheets of NextEra Energy, Inc. and subsidiaries (NextEra Energy) and the separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2016 and 2015, and NextEra Energy's and FPL's related consolidated statements of income, NextEra Energy's consolidated statements of comprehensive income, NextEra Energy's and FPL's consolidated statements of cash flows, NextEra Energy’s consolidated statements of equity, and FPL’s consolidated statements of common shareholder’s equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of NextEra Energy's and FPL's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of NextEra Energy, Inc. and subsidiaries and the consolidated financial position of Florida Power & Light Company and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NextEra Energy’s and FPL’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2017 expressed an unqualified opinion on NextEra Energy’s and FPL’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
February 23, 2017

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
OPERATING REVENUES	$16,155	$17,486	$17,021
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	4,042	5,327	5,602
Other operations and maintenance	3,389	3,269	3,149
Merger-related	135	26	—
Depreciation and amortization	3,077	2,831	2,551
Losses (gains) on disposal of assets - net	(446)	4	(27)
Taxes other than income taxes and other - net	1,350	1,397	1,362
Total operating expenses - net	11,547	12,854	12,637
OPERATING INCOME	4,608	4,632	4,384
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,093)	(1,211)	(1,261)
Benefits associated with differential membership interests - net	309	216	199
Equity in earnings of equity method investees	148	107	93
Allowance for equity funds used during construction	86	70	37
Interest income	82	86	80
Gains on disposal of investments and other property - net	40	90	105
Gain associated with Maine fossil	—	—	21
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(23)	(40)	(13)
Revaluation of contingent consideration	189	—	—
Other - net	42	40	—
Total other deductions - net	(220)	(642)	(739)
INCOME BEFORE INCOME TAXES	4,388	3,990	3,645
INCOME TAXES	1,383	1,228	1,176
NET INCOME	3,005	2,762	2,469
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	93	10	4
NET INCOME ATTRIBUTABLE TO NEE	$2,912	$2,752	$2,465
Earnings per share attributable to NEE:
Basic	$6.29	$6.11	$5.67
Assuming dilution	$6.25	$6.06	$5.60
Weighted-average number of common shares outstanding:
Basic	463.1	450.5	434.4
Assuming dilution	465.8	454.0	440.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2016	2015	2014
NET INCOME	$3,005	$2,762	$2,469
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $37 and $80 tax benefit, respectively)	—	(88)	(141)
Reclassification from accumulated other comprehensive income to net income (net of $32, $25 and $57 tax expense, respectively)	70	63	98
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $50 tax expense, $8 tax benefit and $45 tax expense, respectively)	69	(7)	62
Reclassification from accumulated other comprehensive income to net income (net of $13, $33 and $26 tax benefit, respectively)	(18)	(37)	(41)
Defined benefit pension and other benefits plans (net of $13, $26 and $27 tax benefit, respectively)	(21)	(42)	(43)
Net unrealized losses on foreign currency translation (net of $2, $2 and $12 tax benefit, respectively)	(5)	(27)	(25)
Other comprehensive income (loss) related to equity method investee (net of $2 tax expense and $5 tax benefit, respectively)	2	—	(8)
Total other comprehensive income (loss), net of tax	97	(138)	(98)
COMPREHENSIVE INCOME	3,102	2,624	2,371
LESS COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	93	(1)	2
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$3,009	$2,625	$2,369

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(millions, except par value)

	December 31,
	2016	2015
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$80,150	$72,606
Nuclear fuel	2,131	2,067
Construction work in progress	4,732	5,657
Accumulated depreciation and amortization	(20,101)	(18,944)
Total property, plant and equipment - net ($14,632 and $7,966 related to VIEs, respectively)	66,912	61,386
CURRENT ASSETS
Cash and cash equivalents	1,292	571
Customer receivables, net of allowances of $5 and $13, respectively	1,784	1,784
Other receivables	655	481
Materials, supplies and fossil fuel inventory	1,289	1,259
Regulatory assets	524	503
Derivatives	885	712
Assets held for sale	452	1,009
Other	528	476
Total current assets	7,409	6,795
OTHER ASSETS
Special use funds	5,434	5,138
Other investments ($479 related to a VIE at December 31, 2016)	2,482	1,786
Prepaid benefit costs	1,177	1,155
Regulatory assets ($107 and $128 related to a VIE, respectively)	1,894	1,778
Derivatives	1,350	1,202
Other	3,335	3,239
Total other assets	15,672	14,298
TOTAL ASSETS	$89,993	$82,479
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 468 and 461, respectively)	$5	$5
Additional paid-in capital	8,948	8,596
Retained earnings	15,458	14,140
Accumulated other comprehensive loss	(70)	(167)
Total common shareholders' equity	24,341	22,574
Noncontrolling interests	990	538
Total equity	25,331	23,112
Long-term debt ($5,080 and $684 related to VIEs, respectively)	27,818	26,681
Total capitalization	53,149	49,793
CURRENT LIABILITIES
Commercial paper	268	374
Other short-term debt	150	412
Current maturities of long-term debt	2,604	2,220
Accounts payable	3,447	2,529
Customer deposits	470	473
Accrued interest and taxes	480	449
Derivatives	404	882
Accrued construction-related expenditures	1,120	921
Regulatory liabilities	299	14
Liabilities associated with assets held for sale	451	992
Other	1,226	841
Total current liabilities	10,919	10,107
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,736	2,469
Deferred income taxes	11,101	9,827
Regulatory liabilities	4,906	4,606
Derivatives	477	530
Deferral related to differential membership interests - VIEs	4,656	3,142
Other	2,049	2,005
Total other liabilities and deferred credits	25,925	22,579
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$89,993	$82,479

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,005	$2,762	$2,469
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,077	2,831	2,551
Nuclear fuel and other amortization	300	372	345
Unrealized gains on marked to market derivative contracts - net	(44)	(337)	(411)
Foreign currency transaction losses	13	—	—
Deferred income taxes	1,230	1,162	1,205
Cost recovery clauses and franchise fees	94	176	(67)
Purchased power agreement termination	—	(521)	—
Benefits associated with differential membership interests - net	(309)	(216)	(199)
Gains on disposal of assets - net	(490)	(89)	(133)
Recoverable storm-related costs	(223)	—	—
Other - net	(94)	68	278
Changes in operating assets and liabilities:
Current assets	(120)	73	(172)
Noncurrent assets	(67)	(106)	(220)
Current liabilities	(24)	64	(134)
Noncurrent liabilities	(12)	(123)	(12)
Net cash provided by operating activities	6,336	6,116	5,500
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(3,776)	(3,428)	(3,067)
Independent power and other investments of NEER	(5,396)	(4,505)	(3,588)
Cash grants under the American Recovery and Reinvestment Act of 2009	335	8	343
Nuclear fuel purchases	(283)	(361)	(287)
Other capital expenditures and other investments	(181)	(83)	(75)
Sale of independent power and other investments of NEER	658	52	307
Proceeds from sale or maturity of securities in special use funds and other investments	3,776	4,851	4,621
Purchases of securities in special use funds and other investments	(3,829)	(4,982)	(4,767)
Proceeds from the sale of a noncontrolling interest in subsidiaries	645	345	438
Other - net	(59)	98	(286)
Net cash used in investing activities	(8,110)	(8,005)	(6,361)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	5,657	5,772	5,054
Retirements of long-term debt	(3,310)	(3,972)	(4,750)
Proceeds from differential membership investors	1,859	761	978
Payments to differential membership investors	(122)	(92)	(71)
Proceeds from other short-term debt	500	1,225	500
Repayments of other short-term debt	(662)	(813)	(500)
Net change in commercial paper	(106)	(768)	451
Issuances of common stock - net	537	1,298	633
Dividends on common stock	(1,612)	(1,385)	(1,261)
Other - net	(246)	(143)	(34)
Net cash provided by financing activities	2,495	1,883	1,000
Net increase (decrease) in cash and cash equivalents	721	(6)	139
Cash and cash equivalents at beginning of year	571	577	438
Cash and cash equivalents at end of year	$1,292	$571	$577
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,193	$1,143	$1,181
Cash paid for income taxes - net	$91	$33	$46
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$3,626	$2,616	$956
Assumption of debt/acquisition holdbacks in connection with Texas pipeline acquisition	$—	$1,078	$—
Decrease in property, plant and equipment - net as a result of cash grants primarily under the American Recovery and Reinvestment Act of 2009	$419	$224	$161
Decrease (increase) in property, plant and equipment - net as a result of a settlement	$(72)	$(45)	$181
Proceeds from differential membership investors used to reduce debt	$100	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(millions)

	Common Stock		Additional Paid-In Capital	Unearned ESOP Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2013	435	$4	$6,437	$(26)	$56	$11,569	$18,040	$—	$18,040
Net income	—	—	—	—	—	2,465	2,465	4
Issuances of common stock, net of issuance cost of less than $1	7	—	604	3	—	—	607	—
Exercise of stock options and other incentive plan activity	1	—	102	—	—	—	102	—
Dividends on common stock(a)	—	—	—	—	—	(1,261)	(1,261)	—
Other comprehensive loss	—	—	—	—	(96)	—	(96)	(2)
NEP acquisition of limited partner interest in NEP OpCo	—	—	—	—	—	—	—	232
Other	—	—	50	9	—	—	59	18
Balances, December 31, 2014	443	4	7,193	(14)	(40)	12,773	19,916	252	$20,168
Net income	—	—	—	—	—	2,752	2,752	10
Issuances of common stock, net of issuance cost of less than $1	17	1	1,302	4	—	—	1,307	—
Dividends on common stock(a)	—	—	—	—	—	(1,385)	(1,385)	—
Other comprehensive loss	—	—	—	—	(127)	—	(127)	(11)
Premium on equity units	—	—	(80)	—	—	—	(80)	—
Sale of NEER assets to NEP	—	—	88	—	—	—	88	252
Other	1	—	94	9	—	—	103	35
Balances, December 31, 2015	461	5	8,597	(1)	(167)	14,140	22,574	538	$23,112
Net income	—	—	—	—	—	2,912	2,912	93
Issuances of common stock, net of issuance cost of less than $1	6	—	527	—	—	—	527	—
Dividends on common stock(a)	—	—	—	—	—	(1,612)	(1,612)	—
Other comprehensive income	—	—	—	—	97	—	97	—
Premium on equity units	—	—	(200)	—	—	—	(200)	—
Sale of NEER assets to NEP	—	—	—	—	—	—	—	433
Other	1	—	24	1	—	18	43	(74)
Balances, December 31, 2016	468	$5	$8,948	$—	$(70)	$15,458	$24,341	$990	$25,331
___________________________

(a)	Dividends per share were $3.48, $3.08 and $2.90 for the years ended December 31, 2016, 2015 and 2014, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2016	2015	2014
OPERATING REVENUES	$10,895	$11,651	$11,421
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	3,297	4,276	4,375
Other operations and maintenance	1,600	1,617	1,620
Depreciation and amortization	1,651	1,576	1,432
Taxes other than income taxes and other - net	1,189	1,205	1,166
Total operating expenses - net	7,737	8,674	8,593
OPERATING INCOME	3,158	2,977	2,828
OTHER INCOME (DEDUCTIONS)
Interest expense	(456)	(445)	(439)
Allowance for equity funds used during construction	74	68	36
Other - net	2	5	2
Total other deductions - net	(380)	(372)	(401)
INCOME BEFORE INCOME TAXES	2,778	2,605	2,427
INCOME TAXES	1,051	957	910
NET INCOME(a)	$1,727	$1,648	$1,517
______________________

(a)	FPL's comprehensive income is the same as reported net income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions, except share amount)

	December 31,
	2016	2015
ELECTRIC UTILITY PLANT AND OTHER PROPERTY
Plant in service and other property	$44,966	$41,227
Nuclear fuel	1,308	1,306
Construction work in progress	2,039	2,850
Accumulated depreciation and amortization	(12,304)	(11,862)
Total electric utility plant and other property - net	36,009	33,521
CURRENT ASSETS
Cash and cash equivalents	33	23
Customer receivables, net of allowances of $2 and $3, respectively	768	849
Other receivables	148	123
Materials, supplies and fossil fuel inventory	851	826
Regulatory assets	524	502
Derivatives	209	3
Other	213	181
Total current assets	2,746	2,507
OTHER ASSETS
Special use funds	3,665	3,504
Prepaid benefit costs	1,301	1,243
Regulatory assets ($107 and $128 related to a VIE, respectively)	1,573	1,513
Other	207	235
Total other assets	6,746	6,495
TOTAL ASSETS	$45,501	$42,523
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	8,332	7,733
Retained earnings	6,875	6,447
Total common shareholder's equity	16,580	15,553
Long-term debt ($144 and $210 related to a VIE, respectively)	9,705	9,956
Total capitalization	26,285	25,509
CURRENT LIABILITIES
Commercial paper	268	56
Other short-term debt	150	100
Current maturities of long-term debt	367	64
Accounts payable	837	664
Customer deposits	466	469
Accrued interest and taxes	240	279
Derivatives	1	222
Accrued construction-related expenditures	262	240
Regulatory liabilities	294	12
Other	496	343
Total current liabilities	3,381	2,449
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,919	1,822
Deferred income taxes	8,541	7,730
Regulatory liabilities	4,893	4,595
Other	482	418
Total other liabilities and deferred credits	15,835	14,565
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$45,501	$42,523

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,727	$1,648	$1,517
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,651	1,576	1,432
Nuclear fuel and other amortization	218	209	201
Deferred income taxes	932	504	601
Cost recovery clauses and franchise fees	94	176	(67)
Purchased power agreement termination	—	(521)	—
Recoverable storm-related costs	(223)	—	—
Other - net	42	(56)	94
Changes in operating assets and liabilities:
Current assets	26	(89)	(125)
Noncurrent assets	(31)	(53)	(103)
Current liabilities	16	40	(70)
Noncurrent liabilities	(86)	(41)	(26)
Net cash provided by operating activities	4,366	3,393	3,454
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,776)	(3,428)	(3,067)
Nuclear fuel purchases	(158)	(205)	(174)
Proceeds from sale or maturity of securities in special use funds	2,495	3,731	3,349
Purchases of securities in special use funds	(2,506)	(3,792)	(3,414)
Other - net	(15)	19	(268)
Net cash used in investing activities	(3,960)	(3,675)	(3,574)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	309	1,084	997
Retirements of long-term debt	(262)	(551)	(355)
Proceeds from other short-term debt	500	100	—
Repayments of other short-term debt	(450)	—	—
Net change in commercial paper	212	(1,086)	938
Capital contributions from NEE	600	1,454	100
Dividends to NEE	(1,300)	(700)	(1,550)
Other - net	(5)	(10)	(15)
Net cash provided by (used in) financing activities	(396)	291	115
Net increase (decrease) in cash and cash equivalents	10	9	(5)
Cash and cash equivalents at beginning of year	23	14	19
Cash and cash equivalents at end of year	$33	$23	$14
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$434	$435	$417
Cash paid for income taxes - net	$147	$439	$342
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$664	$474	$404

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2013	$1,373	$6,179	$5,532	$13,084
Net income	—	—	1,517
Capital contributions from NEE	—	100	—
Dividends to NEE	—	—	(1,550)
Balances, December 31, 2014	1,373	6,279	5,499	$13,151
Net income	—	—	1,648
Capital contributions from NEE	—	1,454	—
Dividends to NEE	—	—	(700)
Balances, December 31, 2015	1,373	7,733	6,447	$15,553
Net income	—	—	1,727
Capital contributions from NEE	—	600	—
Dividends to NEE	—	—	(1,300)
Other	—	(1)	1
Balances, December 31, 2016	$1,373	$8,332	$6,875	$16,580

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation - The operations of NextEra Energy, Inc. (NEE) are conducted primarily through Florida Power & Light Company (FPL), a wholly owned subsidiary, and NextEra Energy Resources, LLC (NEER), a wholly owned indirect subsidiary. FPL, a rate-regulated electric utility, supplies electric service to approximately 4.9 million customer accounts throughout most of the east and lower west coasts of Florida. NEER invests in independent power projects through both controlled and consolidated entities and noncontrolling ownership interests in joint ventures essentially all of which are accounted for under the equity method. NEER also participates in natural gas, natural gas liquids and oil production primarily through non-operating ownership interests and in pipeline infrastructure through either wholly owned subsidiaries or noncontrolling or joint venture interests.

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

NextEra Energy Partners, LP - NEE, through NEER, formed NextEra Energy Partners, LP (NEP) to acquire, manage and own contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NextEra Energy Operating Partners, LP (NEP OpCo). On July 1, 2014, NEP closed its initial public offering (IPO) by issuing 18,687,500 common units representing limited partner interests. The proceeds from the sale of the common units, net of underwriting discounts, commissions and structuring fees, were approximately $438 million. NEP used such proceeds to purchase 18,687,500 common units of NEP OpCo, of which approximately $288 million was used to purchase common units from an indirect wholly owned subsidiary of NEE and $150 million was used to purchase common units from NEP OpCo. Through an indirect wholly owned subsidiary, NEE retained 74,440,000 units of NEP OpCo representing a 79.9% interest in NEP's operating projects. Additionally, NEE owns a controlling general partner interest in NEP and consolidates NEP for financial reporting purposes and presents NEP's limited partner interest as a noncontrolling interest in NEE's consolidated financial statements. Certain equity and asset transactions between NEP, NEER and NEP OpCo involve the exchange of cash, energy projects and ownership interests in NEP OpCo. These exchanges are accounted for under the profit sharing method and resulted in a profit sharing liability, net of amortization, of approximately $757 million and $447 million at December 31, 2016 and 2015, respectively, which is reflected in noncurrent other liabilities on NEE's consolidated balance sheets. The profit sharing liability will be amortized into income on a straight-line basis over the estimated useful lives of the underlying energy projects held by NEP OpCo. Accordingly, the profit sharing liability amortization totaled approximately $37 million during 2016 and is included in taxes other than income taxes and other - net in NEE’s consolidated statements of income. During the purchase price adjustment period associated with the IPO, which ended in November 2016, approximately $288 million of the profit sharing liability was not amortized.

During 2015 and 2016, NEP sold an additional 35,527,435 common units and purchased an additional 35,527,435 NEP OpCo common units. Also, in 2015, a subsidiary of NEE purchased 27,000,000 of NEP OpCo's common units. After giving effect to these transactions, NEE’s partnership interest in NEP OpCo's operating projects is approximately 65.2% as of December 31, 2016. As of December 31, 2016, NEP, through NEER's contribution of energy projects to NEP OpCo, owns or has an interest in a portfolio of 22 wind and solar projects with generating capacity totaling approximately 2,787 megawatts (MW), as well as a portfolio of seven long-term contracted natural gas pipeline assets located in Texas.

In October 2015, NEE authorized a program to purchase, from time to time, up to $150 million of common units representing limited partner interests of NEP. Under the program, any purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purchases may be made in the open market or in privately negotiated transactions. As of December 31, 2016, NEE had purchased approximately $36 million of NEP common units under this program.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's and FPL's regulatory assets and liabilities are as follows:

	NEE		FPL
	December 31,		December 31,
	2016	2015	2016	2015
	(millions)
Regulatory assets:
Current:
Derivatives	$—	$218	$—	$218
Storm reserve deficiency	203	—	203	—
Other	321	285	321	284
Total	$524	$503	$524	$502
Noncurrent:
Purchased power agreement termination	$636	$726	$636	$726
Other	1,258	1,052	937	787
Total	$1,894	$1,778	$1,573	$1,513
Regulatory liabilities:
Current:
Derivatives	$208	$—	$208	$—
Other	91	14	86	12
Total	$299	$14	$294	$12
Noncurrent:
Accrued asset removal costs	$1,956	$1,930	$1,944	$1,921
Asset retirement obligation regulatory expense difference	2,294	2,182	2,294	2,182
Other	656	494	655	492
Total	$4,906	$4,606	$4,893	$4,595
Cost recovery clauses, which are designed to permit full recovery of certain costs and provide a return on certain assets allowed to be recovered through various clauses, include substantially all fuel, purchased power and interchange expense, certain costs associated with the acquisition of certain generation facilities, certain construction-related costs for certain of FPL's solar generation facilities, and conservation and certain environmental-related costs. Revenues from cost recovery clauses are recorded when billed; FPL achieves matching of costs and related revenues by deferring the net underrecovery or overrecovery. Any underrecovered costs or overrecovered revenues are collected from or returned to customers in subsequent periods.

In 2015, FPL assumed ownership of a 250 MW coal-fired generation facility located in Jacksonville, Florida (Cedar Bay generation facility) and terminated its long-term purchased power agreement for substantially all of the facility’s capacity and energy for a purchase price of approximately $521 million. The FPSC approved a stipulation and settlement between the State of Florida Office of Public Counsel and FPL regarding issues relating to the ratemaking treatment for the Cedar Bay generation facility which provides for recovery of the purchase price and associated income tax gross-up as a regulatory asset of approximately $847 million which will be amortized over approximately nine years. At December 31, 2016 and 2015, the regulatory assets, net of amortization, totaled approximately $726 million and $817 million, respectively, and are included in current and noncurrent regulatory assets on NEE’s and FPL’s consolidated balance sheets. This settlement also reduced the reserve amount that was available for amortization under the 2012 rate agreement by $30 million to $370 million. See Revenues and Rates - FPL Rates Effective January 2013 through December 2016 below. In December 2016, FPL retired the Cedar Bay generation facility.

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

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records unbilled base revenues for the estimated amount of energy delivered to customers but not yet billed. FPL's unbilled base revenues are included in customer receivables on NEE's and FPL's consolidated balance sheets and amounted to approximately $261 million and $246 million at December 31, 2016 and 2015, respectively. FPL's operating revenues also include amounts resulting from cost recovery clauses (see Rate Regulation above), franchise fees, gross receipts taxes and surcharges related to storm-recovery bonds (see Note 8 - FPL). Franchise fees and gross receipts taxes are imposed on FPL; however, the FPSC allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise fee for those customers located in the jurisdiction that imposes the amount. Accordingly, franchise fees and gross receipts taxes are reported

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

gross in operating revenues and taxes other than income taxes and other in NEE's and FPL's consolidated statements of income and were approximately $700 million, $722 million and $716 million in 2016, 2015 and 2014, respectively. The revenues from the surcharges related to storm-recovery bonds included in operating revenues in NEE's and FPL's consolidated statements of income were approximately $119 million, $115 million and $109 million in 2016, 2015 and 2014, respectively. FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on NEE's and FPL's consolidated balance sheets.

FPL Rates Effective January 2017 through December 2020 - In December 2016, the FPSC issued a final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement). Key elements of the 2016 rate agreement, which is effective from January 2017 through at least December 2020, include, among other things, the following:

•	New retail base rates and charges were established resulting in the following increases in annualized retail base revenues:

◦	$400 million beginning January 1, 2017;

◦	$211 million beginning January 1, 2018; and

◦	$200 million when a new approximately 1,750 MW natural gas-fired combined-cycle unit in Okeechobee County, Florida achieves commercial operation, which is expected to occur in mid-2019.

•
In addition, FPL is eligible to receive, subject to conditions specified in the 2016 rate agreement, base rate increases associated with the addition of up to 300 MW annually of new solar generation in each of 2017 through 2020 and may carry forward any unused MW to subsequent years during the term of the 2016 rate agreement. FPL will be required to demonstrate that any proposed solar facilities are cost effective and scheduled to be in service before December 31, 2021. FPL has agreed to an installed cost cap of $1,750 per kilowatt (kW).

•
FPL's allowed regulatory return on common equity (ROE) is 10.55%, with a range of 9.60% to 11.60%. If FPL's earned regulatory ROE falls below 9.60%, FPL may seek retail base rate relief. If the earned regulatory ROE rises above 11.60%, any party other than FPL may seek a review of FPL's retail base rates.

•
Subject to certain conditions, FPL may amortize, over the term of the 2016 rate agreement, up to $1.0 billion of depreciation reserve surplus plus the reserve amount remaining under FPL's 2012 rate agreement discussed below (approximately $250 million), provided that in any year of the 2016 rate agreement, FPL must amortize at least enough reserve to maintain a 9.60% earned regulatory ROE but may not amortize any reserve that would result in an earned regulatory ROE in excess of 11.60%.

•
Future storm restoration costs would be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that could produce a surcharge of no more than $4 for every 1,000 kilowatt-hour (kWh) of usage on residential bills during the first 12 months of cost recovery. Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge to recover amounts above $400 million.

In January 2017, the Sierra Club filed a notice of appeal challenging the FPSC’s final order approving the 2016 rate agreement, which notice of appeal is pending before the Florida Supreme Court.

FPL Rates Effective January 2013 through December 2016 - Effective January 2013, pursuant to an FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement), new retail base rates and charges for FPL were established resulting in an increase in retail base revenues of $350 million on an annualized basis. The 2012 rate agreement, provided for, among other things, the following:

•	a regulatory ROE of 10.50% with a range of plus or minus 100 basis points;

•	an increase in annualized base revenue requirements as each of three FPL modernized power plants became operational in April 2013, April 2014 and April 2016;

•
the continuation of cost recovery through the capacity clause (reported as retail base revenues) for a generating unit which was placed in service in May 2011 (beginning January 2017, under the 2016 rate agreement, cost recovery will be through base rates);

•
subject to certain conditions, the right to reduce depreciation expense up to $400 million (reserve), provided that in any year of the 2012 rate agreement, FPL was required to amortize enough reserve to maintain an earned regulatory ROE within the range of 9.50% to 11.50% (see Rate Regulation above regarding a subsequent reduction in the reserve amount);

•	an interim cost recovery mechanism for storm restoration costs (see Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve below); and

•
an incentive mechanism whereby customers receive 100% of certain gains, including but not limited to, gains from the purchase and sale of electricity and natural gas (including transportation and storage), up to a specified threshold; gains exceeding that specified threshold were shared by FPL and its customers.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update which provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows from an entity's contracts with customers. The standards update will be effective for NEE and FPL beginning January 1, 2018 with early adoption on January 1, 2017 permitted. The standards update may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as an adjustment to retained earnings as of the date of initial application (modified retrospective method).

NEE and FPL are currently reviewing individual contracts within various identified revenue streams in order to determine the impact, if any, this standards update will have on their consolidated financial statements. A number of industry-specific implementation issues are still unresolved and the final resolution of certain of these issues could impact NEE's and/or FPL's current accounting policies and/or revenue recognition patterns. NEE and FPL currently anticipate adopting the standards update on January 1, 2018 using the modified retrospective method.

Electric Plant, Depreciation and Amortization - The cost of additions to units of property of FPL and NEER is added to electric plant in service. In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. At December 31, 2016, the electric generation, transmission, distribution and general facilities of FPL represented approximately 50%, 11%, 33% and 6%, respectively, of FPL's gross investment in electric utility plant in service and other property. Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. A number of NEER's generation and pipeline facilities are encumbered by liens securing various financings. The net book value of NEER's assets serving as collateral was approximately $15.5 billion at December 31, 2016. The American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), provided for an option to elect a cash grant (convertible investment tax credits (ITCs)) for certain renewable energy property (renewable property). Convertible ITCs are recorded as a reduction in property, plant and equipment on NEE's and FPL's consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. At December 31, 2016 and 2015, convertible ITCs, net of amortization, were approximately $2.1 billion ($147 million at FPL) and $1.8 billion ($153 million at FPL). At December 31, 2016 and 2015, approximately $289 million and $207 million, respectively, of such convertible ITCs are included primarily in other receivables on NEE's consolidated balance sheets.

Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis. FPL includes in depreciation expense a provision for fossil and solar plant dismantlement, interim asset removal costs, accretion related to asset retirement obligations (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below), storm recovery amortization and amortization of pre-construction costs associated with planned nuclear units recovered through a cost recovery clause. For substantially all of FPL's property, depreciation studies are typically performed and filed with the FPSC every four years. In accordance with the 2012 rate agreement, FPL was not required to file depreciation studies during the effective period of the agreement; therefore, previously approved depreciation rates which became effective January 1, 2010 remained in effect through December 2016. As discussed in Revenues and Rates above, the use of reserve amortization was permitted under the 2012 rate agreement. In accordance with the 2012 rate agreement, FPL recorded reserve amortization (reversal) of approximately $13 million, $(15) million and $(33) million in 2016, 2015 and 2014, respectively. The reserve is amortized as a reduction of (or reversed as an increase to) accrued asset removal costs which is reflected in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets. The weighted annual composite depreciation and amortization rate for FPL's electric utility plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed above, was approximately 3.4%, 3.3% and 3.3% for 2016, 2015 and 2014, respectively. As part of the 2016 rate agreement, the FPSC approved new depreciation rates which became effective January 1, 2017. These new rates are expected to increase depreciation expense. The 2016 rate agreement also permits reserve amortization during the term of the agreement. See Revenues and Rates above. FPL files a twelve-month forecast with the FPSC each year which contains a regulatory ROE intended to be earned based on the best information FPL has at that time assuming normal weather. This forecast establishes a fixed targeted regulatory ROE. In order to earn the targeted regulatory ROE in each reporting period under the effective rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by reserve amortization or its reversal to earn the targeted regulatory ROE.

NEER's electric plant in service less salvage value, if any, are depreciated primarily using the straight-line method over their estimated useful lives. At December 31, 2016 and 2015, wind, nuclear, natural gas and solar plants represented approximately 62% and 62%, 10% and 11%, less than 1% and 3%, and 14% and 9%, respectively, of NEER's depreciable electric plant in service and other property. The estimated useful lives of NEER's plants range primarily from 25 to 30 years for wind, natural gas and solar plants and from 25 to 47 years for nuclear plants. NEER reviews the estimated useful lives of its fixed assets on an ongoing basis. NEER's oil and gas production assets, representing approximately 8% and 7%, respectively, of NEER's depreciable electric plant in service and other property at December 31, 2016 and 2015, are accounted for under the successful efforts method. Depletion expenses for the acquisition of reserve rights and development costs are recognized using the unit of production method.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nuclear Fuel - FPL and NEER have several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel. See Note 13 - Contracts. FPL's and NEER's nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity - Allowance for funds used during construction (AFUDC) is a non-cash item which represents the allowed cost of capital, including an ROE, used to finance construction projects. The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income. For FPL, FPSC rules limit the recording of AFUDC to projects that have an estimated cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete. FPSC rules allow construction projects below the 0.5% threshold as a component of rate base. During each of 2016, 2015 and 2014, FPL capitalized AFUDC at a rate of 6.34%, which amounted to approximately $97 million, $88 million and $50 million, respectively. See Note 13 - Commitments.

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

NEER capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant or sale of development rights. At December 31, 2016 and 2015, NEER's capitalized development costs totaled approximately $193 million and $133 million, respectively, which are included in noncurrent other assets on NEE's consolidated balance sheets. These costs include land rights and other third-party costs directly associated with the development of a new project. Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost. Capitalized development costs are charged to O&M expenses when it is no longer probable that these costs will be realized.

NEER's construction work in progress includes construction materials, progress payments on major equipment contracts, third-party engineering costs, capitalized interest and other costs directly associated with the construction and development of various projects. Interest capitalized on construction projects amounted to approximately $107 million, $100 million and $104 million during 2016, 2015 and 2014, respectively. Interest expense allocated from NextEra Energy Capital Holdings, Inc. (NEECH) to NEER is based on a deemed capital structure of 70% debt. Upon commencement of plant operation, costs associated with construction work in progress are transferred to electric plant in service and other property.

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

Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval. FPL filed updated nuclear decommissioning studies with the FPSC in December 2015. These studies reflect FPL's current plans, under the operating licenses, for prompt dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2032 and 2033, respectively, and provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 in 2043. These studies also assume that FPL will be storing spent fuel on site pending removal to a United States (U.S.) government facility. The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

spent fuel storage above what is expected to be refunded by the U.S. Department of Energy (DOE) under a spent fuel settlement agreement, to be approximately $7.5 billion, or $3.0 billion expressed in 2016 dollars.

Restricted funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's and FPL's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily classified as available for sale and carried at fair value. See Note 4. Fund earnings, consisting of dividends, interest and realized gains and losses, net of taxes, are reinvested in the funds. Fund earnings, as well as any changes in unrealized gains and losses, are not recognized in income and are reflected as a corresponding offset in the related regulatory liability accounts. FPL does not currently make contributions to the decommissioning funds, other than the reinvestment of fund earnings. During 2016, 2015 and 2014 fund earnings on decommissioning funds were approximately $102 million, $96 million and $91 million, respectively. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes.

Fossil and solar plant dismantlement studies are typically performed at least every four years and are submitted to the FPSC for approval. In accordance with the 2012 rate agreement, FPL was not required to file fossil and solar dismantlement studies during the effective period of the agreement; therefore, previously approved studies which became effective January 1, 2010 remained in effect through December 2016 and resulted in an annual expense of $18 million which is recorded in depreciation and amortization expense in NEE's and FPL's consolidated statements of income. As part of the 2016 rate agreement, the FPSC approved a new annual expense of $26 million based on FPL's 2016 fossil and solar dismantlement studies which became effective January 1, 2017. At December 31, 2016, FPL's portion of the ultimate cost to dismantle its fossil and solar units is approximately $1.3 billion, or $480 million expressed in 2016 dollars.

NEER records nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) and dismantlement liabilities for its wind and solar facilities, when required in accordance with accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred. The liabilities are being accreted using the interest method through the date decommissioning or dismantlement activities are expected to be complete. See Note 12. At December 31, 2016 and 2015, NEER's ARO, which is primarily related to nuclear decommissioning and wind and solar dismantlement, was approximately $817 million and $647 million, respectively, and was primarily determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning or dismantlement. NEER's portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $11.8 billion, or $2.0 billion expressed in 2016 dollars. The ultimate cost to dismantle NEER's wind and solar facilities is estimated to be approximately $1.8 billion.

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

Major Maintenance Costs - FPL recognizes costs associated with planned major nuclear maintenance in accordance with regulatory treatment and records the related accrual as a regulatory liability. FPL expenses costs associated with planned fossil maintenance as incurred. FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage are accrued over the period from the end of the last outage to the end of the next planned outage. Any difference between the estimated and actual costs is included in O&M expenses when known. The accrued liability for nuclear maintenance costs at December 31, 2016 and 2015 totaled approximately $65 million and $48 million, respectively, and is included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets. For the years ended December 31, 2016, 2015 and 2014, FPL recognized approximately $89 million, $90 million and $76 million, respectively, in nuclear maintenance costs which are primarily included in O&M expenses in NEE's and FPL's consolidated statements of income.

NEER uses the deferral method to account for certain planned major maintenance costs. NEER's major maintenance costs for its nuclear generation units and combustion turbines are capitalized and amortized on a unit of production method over the period from the end of the last outage to the beginning of the next planned outage. NEER's capitalized major maintenance costs, net of accumulated amortization, totaled approximately $69 million and $97 million at December 31, 2016 and 2015, respectively, and are included in noncurrent other assets on NEE's consolidated balance sheets. For the years ended December 31, 2016, 2015 and

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2014, NEER amortized approximately $74 million, $79 million and $81 million in major maintenance costs which are included in O&M expenses in NEE's consolidated statements of income.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash - At December 31, 2016 and 2015, NEE had approximately $311 million ($120 million for FPL) and $244 million ($75 million for FPL), respectively, of restricted cash included in other current assets on NEE's and FPL's consolidated balance sheets, which was primarily related to margin cash collateral requirements, debt service payments and bond proceeds held for construction at FPL. Where offsetting positions exist, restricted cash related to margin cash collateral is netted against derivative instruments. See Note 3.

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

Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve - In connection with the 2007 storm-recovery bond financing (see Note 8 - FPL), the net proceeds to FPL from the sale of the storm-recovery property were used primarily to reimburse FPL for its estimated net of tax deficiency in its storm and property insurance reserve (storm reserve) and provide for a storm and property insurance reserve fund (storm fund). Upon the issuance of the storm-recovery bonds, the storm reserve deficiency was reclassified to securitized storm-recovery costs which is recorded as a current and noncurrent regulatory asset on NEE's and FPL's consolidated balance sheets. As storm-recovery charges are billed to customers (which are included in operating revenues), the securitized storm-recovery costs are amortized and included in depreciation and amortization expense in NEE's and FPL's consolidated statements of income. Marketable securities held in the storm fund are classified as available for sale and are carried at fair value. See Note 4. Fund earnings, consisting of dividends, interest and realized gains and losses, net of taxes, are reinvested in the fund. Fund earnings, as well as any changes in unrealized gains and losses, are not recognized in income and are reflected as a corresponding adjustment to the storm reserve. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes. The storm fund is included in special use funds on NEE's and FPL's consolidated balance sheets and was approximately $74 million at December 31, 2015. During the fourth quarter of 2016, all available funds were withdrawn from the storm fund to pay for the storm restoration costs associated with Hurricane Hermine and Hurricane Matthew (see below regarding Hurricane Hermine and Hurricane Matthew).

FPL was impacted by Hurricane Hermine in September 2016 and Hurricane Matthew in October 2016. Hurricane Matthew resulted in damage in much of FPL's service territory and caused approximately 1.2 million of FPL's customers to lose electrical service. Damage to FPL property was primarily limited to the transmission and distribution systems. Storm restoration costs eligible for recovery for both events totaled approximately $315 million, the majority of which relates to Hurricane Matthew. Prior to these storms, FPL's storm and property insurance reserve had the capacity to absorb approximately $112 million in additional storm restoration costs ($20 million of which was absorbed by Hurricane Hermine). At December 31, 2016, FPL's storm and property insurance reserve was fully depleted and storm restoration costs expected to be recoverable from customers exceeded the balance of the storm reserve by approximately $203 million. This deficiency has been deferred and recorded as a regulatory asset on NEE's and FPL's consolidated balance sheets. In February 2017, the FPSC approved FPL’s request to begin recovering eligible storm restoration costs over the reserve amount, plus approximately $117 million to replenish the reserve to the level authorized by the 2012 rate agreement. The recovery will take place through an interim surcharge that applies for a 12-month period starting March 1, 2017, with the amount collected subject to refund based on an FPSC prudence review.

The replenished reserve will not initially be reflected on NEE’s and FPL’s consolidated balance sheets because the associated regulatory asset does not meet the specific recognition criteria under the accounting guidance for certain regulated entities. As a result, as the storm surcharge is billed to customers (which is recorded as operating revenues), the storm reserve will be recognized

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as a regulatory liability and charged to depreciation and amortization expense in NEE’s and FPL’s consolidated statements of income.

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

Goodwill and Other Intangible Assets - NEE's goodwill and other intangible assets are as follows:

	Weighted- Average Useful Lives	December 31,
		2016	2015
	(years)	(millions)
Goodwill (by reporting unit):
NEER segment:
Gas infrastructure, primarily Texas pipelines		$641	$635
Customer supply		72	72
Generation assets		38	43
Other		28	28
Total goodwill		$779	$778
Other intangible assets not subject to amortization, primarily land easements		$143	$143
Other intangible assets subject to amortization:
Customer relationships associated with gas infrastructure	41	$700	$720
Purchased power agreements	22	444	328
Other, primarily transmission and development rights and customer lists	19	81	136
Total		1,225	1,184
Accumulated amortization		(115)	(120)
Total other intangible assets subject to amortization - net		$1,110	$1,064

NEE's goodwill relates to various acquisitions which were accounted for using the purchase method of accounting. Other intangible assets subject to amortization are amortized, primarily on a straight-line basis, over their estimated useful lives. Amortization expense was approximately $35 million, $17 million and $15 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is expected to be approximately $31 million, $46 million, $39 million, $26 million and $19 million for 2017, 2018, 2019, 2020 and 2021, respectively.

Goodwill and other intangible assets are primarily included in noncurrent other assets on NEE's consolidated balance sheets. Goodwill and other intangible assets not subject to amortization are assessed for impairment at least annually by applying a fair value-based analysis. Other intangible assets subject to amortization are periodically reviewed when impairment indicators are present to assess recoverability from future operations using undiscounted future cash flows.

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

Income Taxes - Deferred income taxes are recognized on all significant temporary differences between the financial statement and tax bases of assets and liabilities, and are presented as noncurrent on NEE's and FPL's consolidated balance sheets. In connection with the tax sharing agreement between NEE and certain of its subsidiaries, the income tax provision at each applicable subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits. Any remaining consolidated

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income tax benefits or expenses are recorded at the corporate level. Included in other regulatory assets and other regulatory liabilities on NEE's and FPL's consolidated balance sheets is the revenue equivalent of the difference in deferred income taxes computed under accounting rules, as compared to regulatory accounting rules. The net regulatory asset totaled $289 million ($266 million for FPL) and $283 million ($268 million for FPL) at December 31, 2016 and 2015, respectively, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.

Production tax credits (PTCs) are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes and are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets. NEER recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service. FPL recognizes ITCs as a reduction to income tax expense over the depreciable life of the related energy property. At December 31, 2016 and 2015, FPL’s accumulated deferred ITCs were approximately $123 million and $3 million, respectively, and are included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets. NEE and FPL record a deferred income tax benefit created by the convertible ITCs on the difference between the financial statement and tax bases of renewable property. For NEER, this deferred income tax benefit is recorded in income tax expense in the year that the renewable property is placed in service. For FPL, this deferred income tax benefit is offset by a regulatory liability, which is amortized as a reduction of depreciation expense over the approximate lives of the related renewable property in accordance with the regulatory treatment. At December 31, 2016 and 2015, the net deferred income tax benefits associated with FPL's convertible ITCs were approximately $46 million and $48 million, respectively, and are included in noncurrent regulatory assets and noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets.

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets when it is more likely than not that such assets will not be realized. NEE recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest expense, respectively, net of the amount deferred at FPL. At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment. All tax positions taken by NEE in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not threshold. NEE and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant of which is Florida, and certain foreign jurisdictions. Federal tax liabilities, with the exception of certain refund claims, are effectively settled for all years prior to 2013. State and foreign tax liabilities, which have varied statutes of limitations regarding additional assessments, are generally effectively settled for years prior to 2009. At December 31, 2016, NEE had unrecognized tax benefits of approximately $40 million that, if disallowed, could impact the annual effective income tax rate. The amounts of unrecognized tax benefits and related interest accruals may change within the next 12 months; however, NEE and FPL do not expect these changes to have a significant impact on NEE’s or FPL’s financial statements. See Note 5.

Sale of Differential Membership Interests - Certain subsidiaries of NEER sold their Class B membership interest in entities that have ownership interests in wind and solar facilities, with generating capacity totaling approximately 6,847 MW and 374 MW, respectively, at December 31, 2016, to third-party investors. In exchange for the cash received, the holders of the Class B membership interests will receive a portion of the economic attributes of the facilities, including income tax attributes, for variable periods. The transactions are not treated as a sale under the accounting rules and the proceeds received are deferred and recorded as a liability in deferral related to differential membership interests - VIEs on NEE's consolidated balance sheets. The deferred amount is being recognized in benefits associated with differential membership interests - net in NEE's consolidated statements of income as the Class B members receive their portion of the economic attributes. NEE continues to operate and manage the wind and solar facilities, and consolidates the entities that own the wind and solar facilities.

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

Leases - In February 2016, the FASB issued an accounting standards update which requires, among other things, that lessees recognize a lease liability, initially measured at the present value of the future lease payments; and a right-of-use asset for all leases (with the exception of short-term leases). The standards update will be effective for NEE and FPL beginning January 1, 2019. Early adoption is permitted. Lessees and lessors must apply a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. NEE and FPL are currently reviewing their portfolio of contracts and are in the process of determining the proper application of the standards update to these contracts in order to determine the impact the adoption will have on their consolidated financial statements, including timing of adoption.

Merger Termination - In 2014, NEE and Hawaiian Electric Industries, Inc. (HEI) entered into an Agreement and Plan of Merger (the HEI merger agreement) pursuant to which Hawaiian Electric Company, Inc. (HECO), HEI's wholly owned electric utility subsidiary, was to become a wholly owned subsidiary of NEE. In July 2016, the Hawaii Public Utilities Commission issued an order dismissing

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's and HECO's merger application and, as a result, NEE terminated the HEI merger agreement. Pursuant to the terms of the HEI merger agreement, NEE paid HEI a termination fee of $90 million plus reimbursement to HEI for out-of-pocket expenses incurred in connection with the HEI merger agreement of $5 million, which is included in merger-related expenses in NEE's consolidated statements of income for the year ended December 31, 2016.

Assets and Liabilities Associated with Assets Held for Sale - In April 2016, a subsidiary of NEER completed the sale of its ownership interest in merchant natural gas generation facilities located in Texas with a total generating capacity of 2,884 MW for net cash proceeds of approximately $456 million, after transaction costs and working capital adjustments. A NEER affiliate continued to operate the facilities included in the sale through September 2016. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $254 million ($106 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2016 and is included in losses (gains) on disposal of assets - net. The carrying amounts of the major classes of assets and liabilities related to the facilities that were classified as held for sale on NEE's consolidated balance sheets as of December 31, 2015 primarily represent property, plant and equipment and the related long-term debt.

In 2016, a subsidiary of NEER initiated a plan, received internal authorization and completed the sale of its ownership interest in natural gas generation facilities located primarily in Pennsylvania with a total generating capacity of 840 MW for net cash proceeds of approximately $260 million, after transaction costs and working capital adjustments. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $191 million ($113 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2016 and is included in losses (gains) on disposal of assets - net.

In January 2017, an indirect wholly owned subsidiary of NEE completed the sale of its membership interests in its fiber-optic telecommunications business (FPL FiberNet) for net cash proceeds of approximately $1.1 billion, after repayment of $370 million of related long-term debt. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $1.1 billion (approximately $700 million after tax) will be recorded in NEE's consolidated statements of income during the three-months ended March 31, 2017. The carrying amounts of the major classes of assets and liabilities related to FPL FiberNet that were classified as held for sale on NEE's consolidated balance sheets as of December 31, 2016 primarily represent property, plant and equipment and the related long-term debt.

2. Employee Retirement Benefits

Employee Pension Plan and Other Benefits Plans - NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries. NEE also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees, and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements. The total accrued benefit cost of the SERP and postretirement plans is approximately $325 million ($222 million for FPL) and $321 million ($230 million for FPL) at December 31, 2016 and 2015, respectively.

Pension Plan Assets, Benefit Obligations and Funded Status - The changes in assets, benefit obligations and the funded status of the pension plan are as follows:

	2016	2015
	(millions)
Change in pension plan assets:
Fair value of plan assets at January 1	$3,563	$3,698
Actual return on plan assets	217	(8)
Benefit payments	(129)	(127)
Fair value of plan assets at December 31	$3,651	$3,563
Change in pension benefit obligation:
Obligation at January 1	$2,408	$2,454
Service cost	62	70
Interest cost	105	97
Plan amendments	(19)	—
Actuarial losses (gains) - net	47	(86)
Benefit payments	(129)	(127)
Obligation at December 31(a)	$2,474	$2,408
Funded status:
Prepaid pension benefit costs at NEE at December 31	$1,177	$1,155
Prepaid pension benefit costs at FPL at December 31	$1,301	$1,243
_________________________

(a)	NEE's accumulated pension benefit obligation, which includes no assumption about future salary levels, at December 31, 2016 and 2015 was approximately $2,439 million and $2,366 million, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid pension benefit costs are as follows:

	2016	2015
	(millions)
Unrecognized prior service benefit (cost) (net of $2 tax expense and $1 tax benefit, respectively)	$3	$(2)
Unrecognized losses (net of $55 and $38 tax benefit, respectively)	(87)	(60)
Total	$(84)	$(62)

NEE's unrecognized amounts included in regulatory assets yet to be recognized as components of net prepaid pension benefit costs are as follows:

	2016	2015
	(millions)
Unrecognized prior service cost (benefit)	$(4)	$9
Unrecognized losses	280	232
Total	$276	$241

The following table provides the assumptions used to determine the benefit obligation for the pension plan. These rates are used in determining net periodic income in the following year.

	2016	2015
Discount rate(a)	4.09%	4.35%
Salary increase	4.10%	4.10%
_________________________

(a)
Beginning in 2017, NEE changed its method of estimating the interest cost component of net periodic benefit costs and will use a full yield curve approach by applying a specific spot rate along the yield curve rather than a single weighted-average discount rate. Such change is not expected to have a material impact on the pension and postretirement plans' net periodic benefit costs.

NEE's investment policy for the pension plan recognizes the benefit of protecting the plan's funded status, thereby avoiding the necessity of future employer contributions. Its broad objectives are to achieve a high rate of total return with a prudent level of risk taking while maintaining sufficient liquidity and diversification to avoid large losses and preserve capital over the long term.

The NEE pension plan fund's current target asset allocation, which is expected to be reached over time, is 45% equity investments, 32% fixed income investments, 13% alternative investments and 10% convertible securities. The pension fund's investment strategy emphasizes traditional investments, broadly diversified across the global equity and fixed income markets, using a combination of different investment styles and vehicles. The pension fund's equity and fixed income holdings consist of both directly held securities as well as commingled investment arrangements such as common and collective trusts, pooled separate accounts, registered investment companies and limited partnerships. The pension fund's convertible security assets are principally direct holdings of convertible securities and include a convertible security oriented limited partnership. The pension fund's alternative investments consist primarily of private equity and real estate oriented investments in limited partnerships as well as absolute return oriented limited partnerships that use a broad range of investment strategies on a global basis.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value measurements of NEE's pension plan assets by fair value hierarchy level are as follows:

	December 31, 2016(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$879	$16	$3	$898
Equity commingled vehicles(c)	—	845	—	845
U.S. Government and municipal bonds	143	12	—	155
Corporate debt securities(d)	3	246	1	250
Asset-backed securities	—	124	—	124
Debt security commingled vehicles	—	22	—	22
Convertible securities(e)	21	277	—	298
Total investments in the fair value hierarchy	$1,046	$1,542	$4	2,592
Total investments measured at net asset value(f)				1,059
Total fair value of plan assets				$3,651
______________________

(a)	See Note 4 for discussion of fair value measurement techniques and inputs.

(b)	Includes foreign investments of $370 million.

(c)	Includes foreign investments of $261 million.

(d)	Includes foreign investments of $67 million.

(e)	Includes foreign investments of $31 million.

(f)	Includes foreign investments of $282 million.

	December 31, 2015(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$910	$21	$1	$932
Equity commingled vehicles(c)	—	792	—	792
U.S. Government and municipal bonds	110	13	—	123
Corporate debt securities(d)	2	277	1	280
Asset-backed securities	—	167	—	167
Debt security commingled vehicles	—	21	—	21
Convertible securities(e)	16	258	—	274
Total investments in the fair value hierarchy	$1,038	$1,549	$2	2,589
Total investments measured at net asset value(f)				974
Total fair value of plan assets				$3,563
______________________

(a)	See Note 4 for discussion of fair value measurement techniques and inputs.

(b)	Includes foreign investments of $384 million.

(c)	Includes foreign investments of $249 million.

(d)	Includes foreign investments of $68 million.

(e)	Includes foreign investments of $23 million.

(f)	Includes foreign investments of $283 million.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected Cash Flows - The following table provides information about benefit payments expected to be paid by the pension plan for each of the following calendar years (in millions):

2017	$155
2018	$156
2019	$160
2020	$163
2021	$170
2022 - 2026	$879

Net Periodic (Income) Cost - The components of net periodic (income) cost for the plans are as follows:

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
		(millions)
Service cost	$62	$70	$61	$2	$3	$3
Interest cost	105	97	101	13	13	16
Expected return on plan assets	(260)	(253)	(241)	(1)	(1)	(1)
Amortization of prior service cost (benefit)	1	1	5	(2)	(3)	(3)
Amortization of losses	—	—	—	—	2	—
Net periodic (income) cost at NEE	$(92)	$(85)	$(74)	$12	$14	$15
Net periodic (income) cost at FPL	$(58)	$(55)	$(47)	$9	$11	$11

Other Comprehensive Income - The components of net periodic income (cost) recognized in OCI for the pension plan are as follows:

	2016	2015	2014
	(millions)
Prior service benefit (net of $3 and $3 tax expense, respectively)	$4	$—	$4
Net losses (net of $16, $27 and $29 tax benefit, respectively)	(26)	(44)	(45)
Amortization of prior service benefit	—	—	1
Total	$(22)	$(44)	$(40)

Regulatory Assets (Liabilities) - The components of net periodic (income) cost recognized during the year in regulatory assets (liabilities) for the pension plan are as follows:

	2016	2015
	(millions)
Prior service benefit	$(12)	$—
Unrecognized losses	48	104
Amortization of prior service benefit	(1)	(1)
Total	$35	$103

The assumptions used to determine net periodic income for the pension plan are as follows:

	2016	2015	2014
Discount rate	4.35%	3.95%	4.80%
Salary increase	4.10%	4.10%	4.00%
Expected long-term rate of return(a)(b)	7.35%	7.35%	7.75%
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

(b)	In 2016 and 2015, an expected long-term rate of return of 7.75% is presented net of investment management fees.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Contribution Plan - NEE offers an employee retirement savings plan which allows eligible participants to contribute a percentage of qualified compensation through payroll deductions. NEE makes matching contributions to participants' accounts. Defined contribution expense pursuant to this plan was approximately $52 million, $63 million and $59 million for NEE ($32 million, $40 million and $37 million for FPL) for the years ended December 31, 2016, 2015 and 2014, respectively.

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

With respect to commodities related to NEE's competitive energy business, NEER employs risk management procedures to conduct its activities related to optimizing the value of its power generation and gas infrastructure assets, providing full energy and capacity requirements services primarily to distribution utilities, and engaging in power and gas marketing and trading activities to take advantage of expected future favorable price movements and changes in the expected volatility of prices in the energy markets. These risk management activities involve the use of derivative instruments executed within prescribed limits to manage the risk associated with fluctuating commodity prices. Transactions in derivative instruments are executed on recognized exchanges or via the over-the-counter (OTC) markets, depending on the most favorable credit terms and market execution factors. For NEER's power generation and gas infrastructure assets, derivative instruments are used to hedge all or a portion of the expected output of these assets. These hedges are designed to reduce the effect of adverse changes in the wholesale forward commodity markets associated with NEER's power generation and gas infrastructure assets. With regard to full energy and capacity requirements services, NEER is required to vary the quantity of energy and related services based on the load demands of the customers served. For this type of transaction, derivative instruments are used to hedge the anticipated electricity quantities required to serve these customers and reduce the effect of unfavorable changes in the forward energy markets. Additionally, NEER takes positions in energy markets based on differences between actual forward market levels and management's view of fundamental market conditions, including supply/demand imbalances, changes in traditional flows of energy, changes in short- and long-term weather patterns and anticipated regulatory and legislative outcomes. NEER uses derivative instruments to realize value from these market dislocations, subject to strict risk management limits around market, operational and credit exposure.

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

In January 2016, NEE discontinued hedge accounting for its cash flow and fair value hedges related to interest rate and foreign currency derivative instruments and, therefore, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense in NEE's consolidated statements of income. In addition, for the year ended December 31, 2016, NEE reclassified approximately $18 million ($11 million after tax), respectively, from AOCI to interest expense primarily because it became probable that a related future transaction being hedged would not occur. At December 31, 2016, NEE's AOCI included amounts related to the discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $80 million of net losses included in AOCI at December 31, 2016 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at December 31, 2016 and December 31, 2015, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 4 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the consolidated balance sheets.

	December 31, 2016
	Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$4,590	$2,968	$1,938	$483
Interest rate contracts	288	284	296	292
Foreign currency contracts	1	106	1	106
Total fair values	$4,879	$3,358	$2,235	$881

FPL:
Commodity contracts	$212	$4	$209	$1

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$885
Noncurrent derivative assets(b)			1,350
Current derivative liabilities				$404
Noncurrent derivative liabilities				477
Total derivatives			$2,235	$881

Net fair value by FPL balance sheet line item:
Current derivative assets			$209
Current derivative liabilities				$1
Total derivatives			$209	$1
______________________

(a)	Reflects the netting of approximately $96 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $71 million in margin cash collateral received from counterparties.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2015
	Fair Values of Derivatives Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Fair Values of Derivatives Not Designated as Hedging Instruments for Accounting Purposes - Gross Basis		Total Derivatives Combined - Net Basis
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$—	$—	$5,906	$4,580	$1,937	$982
Interest rate contracts	33	155	2	160	34	319
Foreign currency contracts	—	132	—	—	—	127
Total fair values	$33	$287	$5,908	$4,740	$1,971	$1,428

FPL:
Commodity contracts	$—	$—	$7	$225	$4	$222

Net fair value by NEE balance sheet line item:
Current derivative assets(a)					$712
Assets held for sale					57
Noncurrent derivative assets(b)					1,202
Current derivative liabilities(c)						$882
Liabilities associated with assets held for sale						16
Noncurrent derivative liabilities(d)						530
Total derivatives					$1,971	$1,428

Net fair value by FPL balance sheet line item:
Current derivative assets					$3
Noncurrent other assets					1
Current derivative liabilities						$222
Total derivatives					$4	$222
______________________

(a)	Reflects the netting of approximately $279 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $151 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $46 million in margin cash collateral paid to counterparties.

(d)	Reflects the netting of approximately $13 million in margin cash collateral paid to counterparties.

At December 31, 2016 and 2015, NEE had approximately $5 million and $27 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's consolidated balance sheets. Additionally, at December 31, 2016 and 2015, NEE had approximately $129 million and $116 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Losses related to NEE's cash flow hedges, which were previously designated as hedging instruments, are recorded in NEE's consolidated financial statements (none at FPL) as follows:

	Year Ended December 31, 2015					Year Ended December 31, 2014
	Interest Rate Contracts		Foreign Currency Contracts		Total	Interest Rate Contracts		Foreign Currency Contracts		Total

Losses recognized in OCI	$(113)		$(12)		$(125)	$(132)		$(89)		$(221)
Losses reclassified from AOCI to net income	$(73)	(a)	$(15)	(b)	$(88)	$(77)	(a)	$(78)	(b)	$(155)
______________________

(a)	Included in interest expense.

(b)	For 2015 and 2014, losses of approximately $11 million and $8 million, respectively, are included in interest expense and the balances are included in other - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's consolidated statements of income as follows:

	Years Ended December 31,
	2016	2015	2014
	(millions)
Commodity contracts:(a)
Operating revenues	$459	$932	$420
Fuel, purchased power and interchange	(1)	8	1
Foreign currency contracts - interest expense	14	—	—
Foreign currency contracts - other - net	(1)	—	(1)
Interest rate contracts - interest expense	181	8	(64)
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(90)	—	—
Foreign currency contracts	(11)	—	—
Total	$551	$948	$356
______________________

(a)
For the years ended December 31, 2016, 2015 and 2014, FPL recorded gains (losses) of approximately $203 million, $(326) million and $(289) million, respectively, related to commodity contracts as regulatory liabilities (assets) on its consolidated balance sheets.

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

	December 31, 2016				December 31, 2015
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(84)	MWh(a)	—		(112)	MWh(a)	—
Natural gas	1,002	MMBtu(b)	618	MMBtu(b)	1,321	MMBtu(b)	833	MMBtu(b)
Oil	(7)	barrels	—		(9)	barrels	—
______________________

(a)	Megawatt-hours

(b)	One million British thermal units

At December 31, 2016 and 2015, NEE had interest rate contracts with notional amounts totaling approximately $15.1 billion and $8.3 billion, respectively, and foreign currency contracts with notional amounts totaling approximately $705 million and $715 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At December 31, 2016 and 2015, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.3 billion ($5 million for FPL) and $2.2 billion ($224 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $110 million (none at FPL) and $165 million ($20 million at FPL) as of December 31, 2016 and 2015, respectively. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $990 million ($10 million at FPL) and $1.4 billion ($185 million at FPL) as of December 31, 2016 and 2015, respectively. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE subsidiaries could be required to post additional collateral of up to approximately $225 million ($115 million at FPL) and $270 million ($120 million at FPL) as of December 31, 2016 and 2015, respectively.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At December 31, 2016, applicable NEE subsidiaries have posted approximately $1 million (none at FPL) in cash and $30 million (none at FPL) in the form of letters of credit which could be applied toward the collateral requirements described above. At December 31, 2015, applicable NEE subsidiaries have posted approximately $123 million ($3 million at FPL) in the form of letters of credit which could be applied toward the collateral requirements described above. FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

Additionally, some contracts contain certain adequate assurance provisions where a counterparty may demand additional collateral based on subjective events and/or conditions. Due to the subjective nature of these provisions, NEE and FPL are unable to determine an exact value for these items and they are not included in any of the quantitative disclosures above.

4. Fair Value Measurements

The fair value of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. NEE and FPL use several different valuation techniques to measure the fair value of assets and liabilities, relying primarily on the market approach of using prices and other market information for identical and/or comparable assets and liabilities for those assets and liabilities that are measured at fair value on a recurring basis. NEE's and FPL's assessment of the significance of any particular input to the fair value measurement requires judgment and may affect placement within the fair value hierarchy levels. Non-performance risk, including the consideration of a credit valuation adjustment, is also considered in the determination of fair value for all assets and liabilities measured at fair value.

Cash Equivalents and Restricted Cash - NEE primarily holds investments in money market funds. The fair value of these funds is estimated using a market approach based on current observable market prices.

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

Derivative Instruments - NEE and FPL measure the fair value of commodity contracts using a combination of market and income approaches utilizing prices observed on commodities exchanges and in the OTC markets, or through the use of industry-standard valuation techniques, such as option modeling or discounted cash flows techniques, incorporating both observable and unobservable valuation inputs. The resulting measurements are the best estimate of fair value as represented by the transfer of the asset or liability through an orderly transaction in the marketplace at the measurement date.

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

NEE uses interest rate contracts and foreign currency contracts to mitigate and adjust interest rate and foreign currency exchange exposure related primarily to certain outstanding and expected future debt issuances and borrowings when deemed appropriate based on market conditions or when required by financing agreements. NEE estimates the fair value of these derivatives using an income approach based on a discounted cash flows valuation technique utilizing the net amount of estimated future cash inflows and outflows related to the agreements.

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2016
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash:(b)
NEE - equity securities	$982	$—		$—		$982
FPL - equity securities	$120	$—		$—		$120
Special use funds:(c)
NEE:
Equity securities	$1,410	$1,503	(d)	$—		$2,913
U.S. Government and municipal bonds	$296	$170		$—		$466
Corporate debt securities	$1	$763		$—		$764
Mortgage-backed securities	$—	$498		$—		$498
Other debt securities	$—	$81		$—		$81
FPL:
Equity securities	$373	$1,372	(d)	$—		$1,745
U.S. Government and municipal bonds	$221	$141		$—		$362
Corporate debt securities	$—	$547		$—		$547
Mortgage-backed securities	$—	$384		$—		$384
Other debt securities	$—	$70		$—		$70
Other investments:
NEE:
Equity securities	$26	$9		$—		$35
Debt securities	$8	$153		$—		$161
Derivatives:
NEE:
Commodity contracts	$1,563	$1,827		$1,200	$(2,652)	$1,938	(e)
Interest rate contracts	$—	$285		$3	$8	$296	(e)
Foreign currency contracts	$—	$1		$—	$—	$1	(e)
FPL - commodity contracts	$—	$208		$4	$(3)	$209	(e)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,476	$980		$512	$(2,485)	$483	(e)
Interest rate contracts	$—	$171		$113	$8	$292	(e)
Foreign currency contracts	$—	$106		$—	$—	$106	(e)
FPL - commodity contracts	$—	$1		$3	$(3)	$1	(e)
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

(b)	Includes restricted cash of approximately $164 million ($120 million for FPL) in other current assets on the consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	See Note 3 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2015
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash:(b)
NEE - equity securities	$312	$—		$—		$312
FPL - equity securities	$36	$—		$—		$36
Special use funds:(c)
NEE:
Equity securities	$1,320	$1,354	(d)	$—		$2,674
U.S. Government and municipal bonds	$446	$166		$—		$612
Corporate debt securities	$—	$713		$—		$713
Mortgage-backed securities	$—	$412		$—		$412
Other debt securities	$—	$52		$—		$52
FPL:
Equity securities	$364	$1,234	(d)	$—		$1,598
U.S. Government and municipal bonds	$335	$145		$—		$480
Corporate debt securities	$—	$531		$—		$531
Mortgage-backed securities	$—	$327		$—		$327
Other debt securities	$—	$40		$—		$40
Other investments:
NEE:
Equity securities	$30	$10		$—		$40
Debt securities	$39	$132		$—		$171
Derivatives:
NEE:
Commodity contracts	$2,187	$2,540		$1,179	$(3,969)	$1,937	(e)
Interest rate contracts	$—	$35		$—	$(1)	$34	(e)
FPL - commodity contracts	$—	$1		$6	$(3)	$4	(e)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$2,153	$1,887		$540	$(3,598)	$982	(e)
Interest rate contracts	$—	$214		$101	$4	$319	(e)
Foreign currency contracts	$—	$132		$—	$(5)	$127	(e)
FPL - commodity contracts	$—	$219		$6	$(3)	$222	(e)
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

All price, volatility, correlation and customer migration inputs used in valuation are subject to validation by the Trading Risk Management group. The Trading Risk Management group performs a risk management function responsible for assessing credit, market and operational risk impact, reviewing valuation methodology and modeling, confirming transactions, monitoring approval processes and developing and monitoring trading limits. The Trading Risk Management group is separate from the transacting group. For markets where independent third-party data is readily available, validation is conducted daily by directly reviewing this

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

market data against inputs utilized by the transacting group, and indirectly by reviewing daily risk reports. For markets where independent third-party data is not readily available, additional analytical reviews are performed on at least a quarterly basis. These analytical reviews are designed to ensure that all price and volatility curves used for fair valuing transactions are adequately validated each quarter, and are reviewed and approved by the Trading Risk Management group. In addition, other valuation assumptions such as implied correlations and customer migration rates are reviewed and approved by the Trading Risk Management group on a periodic basis. Newly created models used in the valuation process are also subject to testing and approval by the Trading Risk Management group prior to use and established models are reviewed annually, or more often as needed, by the Trading Risk Management group.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at December 31, 2016 are as follows:

Transaction Type	Fair Value at December 31, 2016		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$621	$206	Discounted cash flow	Forward price (per MWh)	$—	—	$91
Forward contracts - gas	27	10	Discounted cash flow	Forward price (per MMBtu)	$2	—	$11
Forward contracts - other commodity related	7	1	Discounted cash flow	Forward price (various)	$(17)	—	$57
Options - power	43	10	Option models	Implied correlations	1%	—	100%
				Implied volatilities	9%	—	296%
Options - primarily gas	223	230	Option models	Implied correlations	1%	—	100%
				Implied volatilities	1%	—	260%
Full requirements and unit contingent contracts	279	55	Discounted cash flow	Forward price (per MWh)	$(20)	—	$220
				Customer migration rate(a)	—%	—	20%
Total	$1,200	$512
______________________

(a)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
————————————

(a)	Assumes the contract is in a gain position.

In addition, the fair value measurement of interest rate contract net liabilities related to the solar projects in Spain of approximately $110 million at December 31, 2016 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the contracts. See Note 11 - Spain Solar Projects Debt Restructuring for further discussion.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Years Ended December 31,
	2016		2015		2014
	NEE	FPL	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$538	$—	$622	$5	$622	$—
Realized and unrealized gains (losses):
Included in earnings(a)	333	—	451	—	(77)	—
Included in other comprehensive income	8	—	11	—	18	—
Included in regulatory assets and liabilities	1	1	3	3	7	7
Purchases	261	—	180	—	55	—
Settlements	(390)	—	(473)	(8)	194	(2)
Issuances	(195)	—	(202)	—	(122)	—
Transfers in(b)	19	—	(13)	—	80	—
Transfers out(b)	3	—	(41)	—	(155)	—
Fair value of net derivatives based on significant unobservable inputs at December 31	$578	$1	$538	$—	$622	$5
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(c)	$219	$—	$277	$—	$248	$—
______________________

(a)
For the year ended December 31, 2016, $397 million of realized and unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is reflected in interest expense. For the year ended December 31, 2015, $462 million of realized and unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is primarily reflected in interest expense. For the year December 31, 2014, $79 million of realized and unrealized losses are reflected in the consolidated statements of income in interest expense and the balance is primarily reflected in operating revenues.

(b)
Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data and, in 2016, a favorable change to a credit valuation adjustment. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(c)
For the years ended December 31, 2016, 2015 and 2014, $283 million, $289 million, and $328 million of unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is reflected in interest expense.

Contingent Consideration - NEE recorded a liability related to a contingent holdback as part of the 2015 acquisition of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas (Texas pipelines). See Note 7 - Texas Pipeline Business.

Nonrecurring Fair Value Measurements - In 2013, NEER initiated a plan and received internal authorization to pursue the sale of its ownership interests in oil-fired generation plants located in Maine (Maine fossil), which resulted in the recording of a loss during that period which was reflected within discontinued operations at NEE. In 2014, NEER decided not to pursue the sale of Maine fossil due to the divergence between the achievable sales price and management's view of the assets' value, which increased as a result of significant market changes. Accordingly, the Maine fossil assets were written-up to management's current estimate of fair value resulting in a gain of approximately $21 million ($12 million after tax) which is included as a separate line item in NEE's consolidated statements of income. The fair value measurement (Level 3) was estimated using an income approach based primarily on the updated capacity revenue forecasts.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of cash equivalents, commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	December 31, 2016			December 31, 2015
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$712	$712		$675	$675
Other investments - primarily notes receivable	$526	$668	(b)	$512	$722	(b)
Long-term debt, including current maturities(c)	$30,418	$31,623	(d)	$28,897	$30,412	(d)
FPL:
Special use funds(a)	$557	$557		$528	$528
Long-term debt, including current maturities	$10,072	$11,211	(d)	$10,020	$11,028	(d)
______________________

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

(b)
Primarily classified as held to maturity. Fair values are primarily estimated using an income approach utilizing a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3). Notes receivable bear interest primarily at fixed rates and mature by 2029. Notes receivable are considered impaired and placed in non-accrual status when it becomes probable that all amounts due cannot be collected in accordance with the contractual terms of the agreement. The assessment to place notes receivable in non-accrual status considers various credit indicators, such as credit ratings and market-related information.

(c)
Excludes debt totaling $373 million and $938 million, respectively, reflected in liabilities associated with assets held for sale on NEE's consolidated balance sheets for which the carrying amount approximates fair value. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale.

(d)
As of December 31, 2016 and 2015, for NEE, approximately $29,804 million and $18,031 million, respectively, is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). For FPL, primarily estimated using quoted market prices for the same or similar issues (Level 2).

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of NEE's and FPL's nuclear decommissioning fund assets of $5,434 million and $5,064 million at December 31, 2016 and 2015, respectively, ($3,665 million and $3,430 million, respectively, for FPL) and, in 2015, FPL's storm fund assets of $74 million. The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value. The amortized cost of debt and equity securities is approximately $1,820 million and $1,543 million, respectively, at December 31, 2016 and $1,823 million and $1,505 million, respectively, at December 31, 2015 ($1,373 million and $764 million, respectively, at December 31, 2016 and $1,409 million and $732 million, respectively, at December 31, 2015 for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts. For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds in NEE's consolidated statements of income. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at December 31, 2016 of approximately nine years at both NEE and FPL. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
	(millions)
Realized gains	$116	$194	$211	$53	$70	$120
Realized losses	$76	$87	$115	$44	$43	$94
Proceeds from sale or maturity of securities	$3,400	$4,643	$4,092	$2,442	$3,724	$3,349

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	December 31,		December 31,
	2016	2015	2016	2015
		(millions)
Equity securities	$1,396	$1,166	$1,007	$863
Debt securities	$22	$17	$17	$14

The unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	December 31,		December 31,
	2016	2015	2016	2015
		(millions)
Unrealized losses(a)	$34	$51	$28	$45
Fair value	$959	$1,129	$722	$861
______________________

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at December 31, 2016 and 2015 were not material to NEE or FPL.

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

Financial Instruments Accounting Standards Update - In January 2016, the FASB issued an accounting standards update which modifies current guidance for financial instruments. The standards update requires that equity investments (except investments accounted for under the equity method and investments that are consolidated) be measured at fair value with changes in fair value recognized in net income and provides an option for those equity investments that do not have readily determinable fair values to be measured at cost minus impairment (plus or minus changes resulting from observable price changes). The standards update also makes certain changes to presentation and disclosure requirements of financial instruments. The standards update is effective for NEE and FPL beginning January 1, 2018 and will be applied retrospectively with the cumulative effect recognized as of the date of initial application. NEE and FPL are currently evaluating the effect the adoption of this standards update will have, if any, on their consolidated financial statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes

The components of income taxes are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
	(millions)
Federal:
Current	$72	$10	$—	$72	$423	$240
Deferred	1,075	1,194	1,077	830	399	542
Total federal	1,147	1,204	1,077	902	822	782
State:
Current	76	31	(29)	57	58	68
Deferred	160	(7)	128	92	77	60
Total state	236	24	99	149	135	128
Total income taxes	$1,383	$1,228	$1,176	$1,051	$957	$910

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	3.5	0.4	1.8	3.5	3.4	3.4
PTCs and ITCs - NEER	(3.9)	(4.1)	(5.1)	—	—	—
Convertible ITCs - NEER	(1.7)	(0.8)	(1.4)	—	—	—
Adjustments associated with Canadian assets	(0.7)	—	1.3	—	—	—
Other - net	(0.7)	0.3	0.7	(0.7)	(1.7)	(0.9)
Effective income tax rate	31.5%	30.8%	32.3%	37.8%	36.7%	37.5%

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	NEE		FPL
	December 31,		December 31,
	2016	2015	2016	2015
	(millions)
Deferred tax liabilities:
Property-related	$13,094	$12,204	$8,882	$8,040
Pension	454	455	502	480
Nuclear decommissioning trusts	253	219	—	—
Net unrealized gains on derivatives	581	528	—	—
Investments in partnerships and joint ventures	603	403	—	—
Other	1,272	1,196	796	695
Total deferred tax liabilities	16,257	15,005	10,180	9,215
Deferred tax assets and valuation allowance:
Decommissioning reserves	454	438	401	386
Postretirement benefits	145	141	93	95
Net operating loss carryforwards	427	604	3	4
Tax credit carryforwards	3,059	2,916	—	—
ARO and accrued asset removal costs	777	759	699	697
Other	1,024	836	443	303
Valuation allowance(a)	(269)	(223)	—	—
Net deferred tax assets	5,617	5,471	1,639	1,485
Net deferred income taxes	$10,640	$9,534	$8,541	$7,730
______________________

(a)	Amount relates to a valuation allowance related to the solar projects in Spain, deferred state tax credits and state operating loss carryforwards.

Deferred tax assets and liabilities are included on the consolidated balance sheets as follows:

	NEE		FPL
	December 31,		December 31,
	2016	2015	2016	2015
		(millions)
Noncurrent other assets	$461	$293	$—	$—
Deferred income taxes - noncurrent liabilities	(11,101)	(9,827)	(8,541)	(7,730)
Net deferred income taxes	$(10,640)	$(9,534)	$(8,541)	$(7,730)

The components of NEE's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2016 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$165		2026-2036
State	174		2017-2036
Foreign	88	(a)	2017-2036
Net operating loss carryforwards	$427
Tax credit carryforwards:
Federal	$2,697		2022-2036
State	362	(b)	2017-2044
Tax credit carryforwards	$3,059
______________________

(a)	Includes $60 million of net operating loss carryforwards with an indefinite expiration period.

(b)	Includes $188 million of ITC carryforwards with an indefinite expiration period.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Jointly-Owned Electric Plants

Certain NEE subsidiaries own undivided interests in the jointly-owned facilities described below, and are entitled to a proportionate share of the output from those facilities. The subsidiaries are responsible for their share of the operating costs, as well as providing their own financing. Accordingly, each subsidiary's proportionate share of the facilities and related revenues and expenses is included in the appropriate balance sheet and statement of income captions. NEE's and FPL's respective shares of direct expenses for these facilities are included in fuel, purchased power and interchange expense, O&M expenses, depreciation and amortization expense and taxes other than income taxes and other - net in NEE's and FPL's consolidated statements of income.

NEE's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2016
	Ownership Interest	Gross Investment(a)	Accumulated Depreciation(a)	Construction Work in Progress
		(millions)
FPL:
St. Lucie Unit No. 2	85%	$2,172	$815	$33
St. Johns River Power Park units and coal terminal	20%	$393	$208	$—
Scherer Unit No. 4	76%	$1,138	$395	$3
NEER:
Duane Arnold	70%	$466	$146	$16
Seabrook	88.23%	$1,138	$271	$77
Wyman Station Unit No. 4	84.35%	$25	$3	$—
Corporate and Other:
Transmission substation assets located in Seabrook, New Hampshire	88.23%	$76	$17	$3
______________________

(a)	Excludes nuclear fuel.

7. Business Acquisitions

Texas Pipeline Business - On October 1, 2015, a subsidiary of NEP acquired 100% of the membership interests in NET Holdings Management, LLC (Texas pipeline business), a developer, owner and operator of the Texas pipelines. One of the acquired pipelines is subject to a 10% noncontrolling interest. The aggregate purchase price of approximately $2 billion included approximately $934 million in cash consideration and the assumption of approximately $706 million in existing debt of the Texas pipeline business and its subsidiaries at closing and excluded post-closing working capital adjustments of approximately $2 million. The purchase price is subject to (i) a $200 million holdback payable, in whole or in part, upon satisfaction of financial performance and capital expenditure thresholds relating to planned expansion projects (contingent holdback) and (ii) a $200 million holdback retained to satisfy any indemnification obligations of the sellers through April 2017. NEP incurred approximately $13 million in acquisition-related costs during the year ended December 31, 2015, which are reflected in O&M expenses in NEE's consolidated statements of income.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on October 1, 2015 based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed, including the noncontrolling interest, were based on significant estimates and assumptions, including Level 3 inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed was recognized as goodwill at the acquisition date. The goodwill arising from the acquisition consists largely of growth opportunities from the Texas pipeline business. Approximately $380 million of the goodwill is expected to be deductible for income tax purposes over a 15 year period. A liability of approximately $186 million was recognized as of the acquisition date for each of the contingent holdback and the indemnity holdback, reflecting the fair value of the expected future payments. NEE determined this fair value measurement based on management's probability assessment. The significant inputs and assumptions used in the fair value measurement included the estimated probability of executing contracts related to financial performance and capital expenditure thresholds as well as the appropriate discount rate. In 2016, NEE recorded fair value adjustments to eliminate the entire contingent holdback as the contracts contemplated in the acquisition were not executed by December 31, 2016. The fair value adjustments are reflected as revaluation of contingent consideration in NEE's consolidated statements of income. At December 31, 2016, the carrying amount of the indemnity holdback was approximately $199 million. The indemnity holdback is included in current other liabilities at December 31, 2016 and the contingent and indemnity holdbacks are included in noncurrent other liabilities at December 31, 2015 on NEE's consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the estimated fair value of assets acquired and liabilities assumed for the acquisition of the Texas pipeline business:

Amounts Recognized as of October 1, 2015
(millions)
Assets:
Property, plant and equipment	$806
Cash	1
Other receivables and current other assets	21
Noncurrent other assets (other intangible assets, see Note 1 - Goodwill and Other Intangible Assets)	720
Noncurrent other assets (goodwill, see Note 1 - Goodwill and Other Intangible Assets)	622
Total assets	$2,170

Liabilities:
Long-term debt, including current portion	$706
Accounts payable and current other liabilities	46
Noncurrent other liabilities, primarily acquisition holdbacks	415
Total liabilities	1,167
Less noncontrolling interest at fair value	69
Total cash consideration	$934

Pending Oncor-Related Transactions - In July 2016, NEE, EFH Merger Co., LLC (Merger Sub), a direct wholly owned subsidiary of NEE, Energy Future Holdings Corp. (EFH Corp.) and Energy Future Intermediate Holding Company LLC (EFIH), a direct wholly owned subsidiary of EFH Corp., entered into an agreement and plan of merger (EFH merger agreement). Pursuant to the EFH merger agreement and after the reorganization of EFH Corp. (reorganized EFH) under the United States Bankruptcy Code, Merger Sub will acquire 100% of the equity of reorganized EFH Corp. and certain of its direct and indirect subsidiaries, including its indirect ownership of 80.03% of the outstanding equity interests of Oncor Electric Delivery Company LLC (Oncor), a regulated electric distribution and transmission business that operates the largest distribution and transmission system in Texas. The EFH merger agreement, as amended in September 2016, provides that the consideration for the transaction funded by NEE will be $9.796 billion, which will be paid almost all in cash, with the balance in shares of NEE common stock. The amount of consideration will be subject to adjustment as provided in the EFH merger agreement. On February 17, 2017, the U.S. Bankruptcy Court for the District of Delaware confirmed EFH Corp.'s Eighth Amended Joint Plan of Reorganization. Completion of the merger and the actual closing date remain subject to, among other things, approval by the Public Utility Commission of Texas (PUCT) and receipt of a supplemental private letter ruling from the Internal Revenue Service. NEE, Merger Sub, EFH Corp. and EFIH have certain specified termination rights under the EFH merger agreement. In October 2016, NEE and Oncor filed a joint application with the PUCT requesting the approval of the EFH Corp. merger, as well as the TTHC merger described below. The PUCT hearings regarding the merger transactions were conducted the week of February 20, 2017.

In October 2016, NEE and its direct wholly owned subsidiary WSS Acquisition Company (TTHC Merger Sub) entered into an agreement (TTHC merger agreement) with Texas Transmission Holdings Corporation (TTHC) and certain stockholders of TTHC, Cheyne Walk Investment Pte Ltd, Borealis Power Holdings Inc. and BPC Health Corporation (together, the Primary Holders). Pursuant to the TTHC merger agreement, TTHC Merger Sub would merge with TTHC for a total cash merger consideration to be paid by NEE of approximately $2.410 billion, subject to adjustment as provided in the TTHC merger agreement. TTHC, through Texas Transmission Investment LLC (TTI), a wholly owned subsidiary, owns an approximately 20% interest in Oncor. Completion of the TTHC merger and actual closing date remain subject to, among other things, approval by the PUCT. NEE, TTHC Merger Sub, TTHC and the Primary Holders have certain specified termination rights under the TTHC merger agreement.

In October 2016, T & D Equity Acquisition, LLC (OMI purchaser), a direct wholly owned subsidiary of NEE, Oncor Management Investment LLC (OMI) and Oncor entered into an agreement for the OMI purchaser to purchase OMI's 0.22% interest in Oncor for approximately $27 million. This transaction is subject to NEE closing its agreement to acquire EFH Corp. described above.

The TTHC and OMI transactions, when combined with NEE’s agreement to acquire EFH Corp. described above, if completed, would result in NEE owning 100% of Oncor. NEE expects the EFH Corp. merger and the other Oncor-related transactions to be completed in the first half of 2017.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Variable Interest Entities (VIEs)

In February 2015, the FASB issued an accounting standards update that modified consolidation guidance. The standards update makes changes to both the variable interest entity model and the voting interest entity model, including modifying the evaluation of whether limited partnerships or similar legal entities are VIEs or voting interest entities and amending the guidance for assessing how relationships of related parties affect the consolidation analysis of VIEs. The standards update was effective for NEE and FPL beginning January 1, 2016, and the modified retrospective approach was adopted. The adoption of the standards update did not result in any changes to the previous consolidation conclusions; however, it did result in a limited number of entities being considered VIEs and the related disclosure was provided for the current period.

As of December 31, 2016, NEE has thirty-three VIEs which it consolidates and has interests in certain other VIEs which it does not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $216 million and $230 million at December 31, 2016 and 2015, respectively, and consisted primarily of storm-recovery property, which are included in both current and noncurrent regulatory assets on NEE's and FPL's consolidated balance sheets. The liabilities of the VIE were approximately $214 million and $278 million at December 31, 2016 and 2015, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's consolidated balance sheets.

FPL entered into a purchased power agreement effective in 1995 with a 330 MW coal-fired facility to purchase substantially all of the facility's capacity and electrical output over a substantial portion of its estimated useful life. The facility is considered a VIE because FPL absorbs a portion of the facility's variability related to changes in the market price of coal through the price it pays per MWh (energy payment). Since FPL does not control the most significant activities of the facility, including operations and maintenance, FPL is not the primary beneficiary and does not consolidate this VIE. The energy payments paid by FPL will fluctuate as coal prices change. This fluctuation does not expose FPL to losses since the energy payments paid by FPL to the facility are recovered through the fuel clause as approved by the FPSC. See Note 13 - Contracts for a discussion of FPL's purchase of the 330 MW coal-fired facility.

NEER - NEE consolidates thirty-two NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, as well as construction, and has the obligation to absorb expected losses of these VIEs.

A subsidiary of NEER is the primary beneficiary of, and therefore consolidates, NEP, which consolidates NEP OpCo because of NEP’s controlling interest in the general partner of NEP OpCo. NEP is a limited partnership formed to acquire, manage and own contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NEP OpCo. NEE owns a controlling non-economic general partner interest in NEP and a limited partner interest in NEP OpCo, and presents NEP's limited partner interest as a noncontrolling interest in NEE's consolidated financial statements. At December 31, 2016, NEE owns common units of NEP OpCo representing noncontrolling interest in NEP’s operating projects of approximately 65.2%. The assets and liabilities of NEP were approximately $7.2 billion and $5.0 billion, respectively, at December 31, 2016, and primarily consisted of property, plant and equipment and long-term debt.

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generation facilities with the capability of producing 110 MW. These entities sell their electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of the VIE were approximately $95 million and $42 million, respectively, at December 31, 2016 and $84 million and $47 million, respectively, at December 31, 2015, and consisted primarily of property, plant and equipment and long-term debt.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Two indirect subsidiaries of NEER each contributed, to a NEP subsidiary, an approximately 50% ownership interest in three entities which own and operate solar PV facilities with the capability of producing a total of approximately 277 MW. Each of the two indirect subsidiaries of NEER is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NEER. These three entities sell their electric output to third parties under power sales contracts with expiration dates in 2035 and 2036. The three entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs were approximately $571 million and $487 million, respectively, at December 31, 2016 and $657 million and $626 million, respectively, at December 31, 2015, and consisted primarily of property, plant and equipment and long-term debt.

NEER consolidates a special purpose entity that has insufficient equity at risk and is considered a VIE. The entity provided a loan in the form of a note receivable (see Note 4 - Fair Value of Financial Instruments Recorded at Other than Fair Value) to an unrelated third party, and also issued senior secured bonds which are collateralized by the note receivable. The assets and liabilities of the VIE were approximately $502 million and $511 million, respectively, at December 31, 2016, and consisted primarily of notes receivables (included in other investments) and long-term debt.

The other twenty-seven NEER VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 6,847 MW and 374 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2018 through 2046 or in the spot market. Certain investors that have no equity at risk in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generation facilities, including certain tax attributes. Certain entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $10.9 billion and $6.9 billion, respectively, at December 31, 2016. Twenty of the twenty-seven were VIEs at December 31, 2015 and were consolidated; the assets and liabilities of those VIEs totaled approximately $7.6 billion and $5.0 billion, respectively, at December 31, 2015. At December 31, 2016 and 2015, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of December 31, 2016 and 2015, several NEE subsidiaries have investments totaling approximately $2,505 million ($2,049 million at FPL) and $602 million ($476 million at FPL), respectively, which are included in special use funds and other investments on NEE's consolidated balance sheets and in special use funds on FPL's consolidated balance sheets. At December 31, 2016, these investments represented primarily commingled funds, and at December 31, 2015, mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method. These entities are limited partnerships or similar entity structures in which the limited partners or nonmanaging members do not have substantive rights, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $234 million at December 31, 2016, which are included in other investments on NEE’s consolidated balance sheets. Subsidiaries of NEE have committed to invest an additional approximately $30 million in two of the entities.

9. Investments in Partnerships and Joint Ventures

Certain subsidiaries of NEE, primarily NEER, have noncontrolling non-majority owned interests in various partnerships and joint ventures, essentially all of which are in the process of developing or constructing natural gas pipelines or own electric generation facilities. At December 31, 2016 and 2015, NEE's investments in partnerships and joint ventures totaled approximately $1,767 million and $1,063 million, respectively, which are included in other investments on NEE's consolidated balance sheets. NEER's interest in these partnerships and joint ventures primarily range from approximately 31% to 50%. At December 31, 2016 and 2015, the principal entities included in NEER's investments in partnerships and joint ventures were Sabal Trail Transmission, LLC, Desert Sunlight Investment Holdings, LLC, Northeast Energy, LP and Cedar Point II Wind, LP.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized combined information for these principal entities is as follows:

	2016	2015
	(millions)
Net income	$264	$213
Total assets	$4,502	$3,339
Total liabilities	$1,364	$1,307
Partners'/members' equity	$3,138	$2,032

NEER's share of underlying equity in the principal entities	$1,423	$874
Difference between investment carrying amount and underlying equity in net assets(a)	65	(3)
NEER's investment carrying amount for the principal entities	$1,488	$871
______________________

(a)	Substantially all of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over a 25-year period.

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

10. Common Shareholders' Equity

Stock-Based Compensation - On March 30, 2016, the FASB issued an accounting standards update related to the accounting for employee share-based payment awards including simplification in areas such as (i) income tax consequences; (ii) classification of awards as either equity or liabilities; and (iii) classification on the statement of cash flows. The standards update was effective for NEE beginning January 1, 2017, however, NEE early adopted the provisions of the standards update during the three months ended June 30, 2016 with an effective date of January 1, 2016. Upon adoption, NEE recorded approximately $18 million primarily related to previously unrecognized excess tax benefits in deferred income taxes with a resulting increase to retained earnings as of January 1, 2016. For the year ended December 31, 2016, the impact of the standards update resulted in approximately $30 million of excess tax benefits being recorded in NEE's consolidated statements of income. All other provisions of the standards update did not have a material impact to NEE's consolidated financial statements. The standards update had no effect on FPL.

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Years Ended December 31,
	2016	2015	2014
	(millions, except per share amounts)
Numerator - net income attributable to NEE	$2,912	$2,752	$2,465
Denominator:
Weighted-average number of common shares outstanding - basic	463.1	450.5	434.4
Equity units, performance share awards, stock options, forward sale agreement and restricted stock(a)	2.7	3.5	5.7
Weighted-average number of common shares outstanding - assuming dilution	465.8	454.0	440.1
Earnings per share attributable to NEE:
Basic	$6.29	$6.11	$5.67
Assuming dilution	$6.25	$6.06	$5.60
______________________

(a)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, performance share awards, stock options and forward sale agreements and restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 7.9 million, 3.5 million and 2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Forward Sale Agreements - In November 2016, NEE entered into forward sale agreements with several forward counterparties to be settled on a date or dates to be specified at NEE’s direction, no later than November 1, 2017. NEE may elect physical settlement, cash settlement or net share settlement for all or a portion of its obligations under the forward sale agreements. If NEE physically settles, it will deliver the shares of its common stock to the applicable forward counterparty in exchange for cash proceeds at the then applicable forward sale price, which represents the initial forward sale price of $124.00 per share, less certain adjustments as specified in the forward sale agreements. The forward sale transactions are classified as equity transactions because they are indexed to NEE's common stock and physical settlement is within NEE's control. At December 31, 2016, if NEE had settled the forward sale agreements by delivery of 12 million shares of its common stock to the forward counterparties, NEE would have received net proceeds of approximately $1.5 billion. Prior to the settlement date, the forward sale agreements will have a dilutive effect on NEE's earnings per share when the average market price per share of NEE's common stock is above the adjusted forward sale price per share. As of December 31, 2016, the adjusted forward sale price per share was greater than the average market price per share of NEE's common stock; accordingly the 12 million shares were antidilutive.

Common Stock Dividend Restrictions - NEE's charter does not limit the dividends that may be paid on its common stock. FPL's mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends and other distributions to NEE. These restrictions do not currently limit FPL's ability to pay dividends to NEE.

Stock-Based Compensation - Net income for the years ended December 31, 2016, 2015 and 2014 includes approximately $77 million, $60 million and $60 million, respectively, of compensation costs and $30 million, $23 million and $23 million, respectively, of income tax benefits related to stock-based compensation arrangements. Compensation cost capitalized for the years ended December 31, 2016, 2015 and 2014 was not material. As of December 31, 2016, there were approximately $78 million of unrecognized compensation costs related to nonvested/nonexercisable stock-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 1.8 years.

At December 31, 2016, approximately 16 million shares of common stock were authorized for awards to officers, employees and non-employee directors of NEE and its subsidiaries under NEE's: (a) Amended and Restated 2011 Long Term Incentive Plan, (b) 2007 Non-Employee Directors Stock Plan and (c) earlier equity compensation plans under which shares are reserved for issuance under existing grants, but no additional shares are available for grant under the earlier plans. NEE satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market. NEE satisfies stock option exercises by issuing new shares of its common stock. NEE generally grants most of its stock-based compensation awards in the first quarter of each year.

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

The activity in restricted stock and performance share awards for the year ended December 31, 2016 was as follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted Stock:
Nonvested balance, January 1, 2016	563,660	$89.60
Granted	291,422	$112.86
Vested	(274,144)	$85.62
Forfeited	(24,290)	$100.78
Nonvested balance, December 31, 2016	556,648	$103.26
Performance Share Awards:
Nonvested balance, January 1, 2016	915,199	$81.90
Granted	604,686	$89.23
Vested	(630,773)	$69.40
Forfeited	(54,679)	$95.62
Nonvested balance, December 31, 2016	834,433	$95.76

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2015 and 2014 was $103.58 and $93.46 respectively. The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2015 and 2014 was $77.12 and $71.52, respectively.

The total fair value of restricted stock and performance share awards vested was $99 million, $108 million and $85 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Options - Options typically vest within three years after the date of grant and have a maximum term of ten years. The exercise price of each option granted equals the closing market price of NEE common stock on the date of grant. The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2016	2015	2014
Expected volatility(a)	16.37%	18.91%	20.32%
Expected dividends	3.16%	3.11%	3.11%
Expected term (years)(b)	7.0	7.0	7.0
Risk-free rate	1.50%	1.84%	2.17%
______________________

(a)	Based on historical experience.

(b)	Based on historical exercise and post-vesting cancellation experience adjusted for outstanding awards.

Option activity for the year ended December 31, 2016 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance, January 1, 2016	2,866,501	$63.39
Granted	294,889	$111.67
Exercised	(651,492)	$55.37
Forfeited	(4,690)	$106.64
Balance, December 31, 2016	2,505,208	$71.08	5.4	$121

Exercisable, December 31, 2016	2,043,899	$62.90	4.7	$116

The weighted-average grant date fair value of options granted was $11.74, $13.62 and $14.09 per share for the years ended December 31, 2016, 2015 and 2014, respectively. The total intrinsic value of stock options exercised was approximately $42 million, $11 million and $30 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Cash received from option exercises was approximately $36 million, $9 million and $26 million for the years ended December 31, 2016, 2015 and 2014, respectively. The tax benefits realized from options exercised were approximately $16 million, $4 million and $11 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Losses on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2013	$(115)		$197		$23	$(33)	$(16)	$56
Other comprehensive income (loss) before reclassifications	(141)		62		(44)	(25)	(8)	(156)
Amounts reclassified from AOCI	98	(a)	(41)	(b)	1	—	—	58
Net other comprehensive income (loss)	(43)		21		(43)	(25)	(8)	(98)
Less other comprehensive loss attributable to noncontrolling interests	(2)		—		—	—	—	(2)
Balances, December 31, 2014	(156)		218		(20)	(58)	(24)	(40)
Other comprehensive loss before reclassifications	(88)		(7)		(42)	(27)	—	(164)
Amounts reclassified from AOCI	63	(a)	(37)	(b)	—	—	—	26
Net other comprehensive loss	(25)		(44)		(42)	(27)	—	(138)
Less other comprehensive loss attributable to noncontrolling interests	(11)		—		—	—	—	(11)
Balances, December 31, 2015	(170)		174		(62)	(85)	(24)	(167)
Other comprehensive income (loss) before reclassifications	—		69		(21)	(5)	2	45
Amounts reclassified from AOCI	70	(a)	(18)	(b)	—	—	—	52
Net other comprehensive income (loss)	70		51		(21)	(5)	2	97
Less other comprehensive income attributable to noncontrolling interests	—		—		—	—	—	—
Balances, December 31, 2016	$(100)		$225		$(83)	$(90)	$(22)	$(70)
————————————

(a)	Reclassified to interest expense and also to other - net in 2014 and 2015 in NEE's consolidated statements of income. See Note 3 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt

Long-term debt consists of the following:

		December 31,
		2016			2015
	Maturity Date	Balance		Weighted- Average Interest Rate	Balance		Weighted- Average Interest Rate
		(millions)			(millions)
FPL:
First mortgage bonds - fixed	2017 - 2044	$8,690		4.78%	$8,690		4.77%
Storm-recovery bonds - fixed(a)	2021	210		5.26%	273		5.26%
Pollution control, solid waste disposal and industrial development revenue bonds - variable(b)	2020 - 2046	778		0.77%	718		0.04%
Other long-term debt - variable(c)	2018 - 2019	450		1.66%	400		1.11%
Other long-term debt - fixed	2016 - 2040	52		5.09%	53		5.06%
Unamortized debt issuance costs and discount		(108)			(114)
Total long-term debt of FPL		10,072			10,020
Less current maturities of long-term debt		367			64
Long-term debt of FPL, excluding current maturities		9,705			9,956
NEECH:
Debentures - fixed(d)	2017 - 2023	4,100		2.87%	3,100		3.15%
Debentures, related to NEE's equity units - fixed	2018 - 2021	2,200		1.88%	1,200		1.98%
Junior subordinated debentures - primarily fixed(d)	2044 - 2076	3,460		5.40%	2,978		5.84%
Japanese yen denominated senior notes - fixed(d)	2030	85		5.13%	83		5.13%
Japanese yen denominated term loans - variable(c)(d)	2017	470		1.83%	456		1.83%
Other long-term debt - fixed	2016 - 2044	924		2.45%	1,307		4.55%
Other long-term debt - variable(c)	2016 - 2019	60	(e)	1.77%	1,513		1.81%
Fair value hedge adjustment		8			24
Unamortized debt issuance costs and discount		(101)			(94)
Total long-term debt of NEECH		11,206			10,567
Less current maturities of long-term debt		1,724			667
Long-term debt of NEECH, excluding current maturities		9,482			9,900
NEER:
Senior secured limited-recourse bonds and notes - fixed	2017 - 2038	2,091	(f)	6.00%	2,203		5.88%
Senior secured limited-recourse term loans - primarily variable(c)(d)	2016 - 2035	4,959		2.78%	3,969	(g)	2.51%
Other long-term debt - primarily variable(c)(d)	2016 - 2040	2,262		2.97%	2,273		2.72%
Unamortized debt issuance costs and premium - net		(168)			(131)
Total long-term debt of NEER		9,144			8,314
Less current maturities of long-term debt		513			1,489	(h)
Long-term debt of NEER, excluding current maturities		8,631			6,825
Total long-term debt		$27,818			$26,681
______________________

(a)
Principal on the storm-recovery bonds is due on the final maturity date (the date by which the principal must be repaid to prevent a default) for each tranche, however, it is being paid semiannually and sequentially.

(b)
Tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity. In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds. As of December 31, 2016, all tax exempt bonds tendered for purchase have been successfully remarketed. FPL's bank revolving line of credit facilities are available to support the purchase of tax exempt bonds. Variable interest rate is established at various intervals by the remarketing agent.

(c)	Variable rate is based on an underlying index plus a margin.

(d)
Interest rate contracts, primarily swaps, have been entered into with respect to certain of these debt issuances. Additionally, a foreign currency swap has been entered into with respect to the Japanese yen denominated term loans - variable. See Note 3.

(e)	Excludes debt totaling $373 million reflected in liabilities associated with assets held for sale on NEE's consolidated balance sheets.

(f)	Includes approximately $490 million of debt held by a wholly owned subsidiary of NEER and collateralized by a third-party note receivable held by that subsidiary. See Note 8 - NEER.

(g)
Excludes debt totaling $938 million reflected in liabilities associated with assets held for sale on NEE's consolidated balance sheets. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale.

(h)	See Spain Solar Projects Debt Restructuring below.

Minimum annual maturities of long-term debt for NEE are approximately $2,604 million, $2,118 million, $2,606 million, $1,842 million and $2,712 million for 2017, 2018, 2019, 2020 and 2021, respectively. The respective amounts for FPL are approximately $367 million, $347 million, $251 million, $10 million and $47 million.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2016 and 2015, short-term borrowings had a weighted-average interest rate of 1.07% (1.07% for FPL) and 2.10% (0.83% for FPL), respectively. Subsidiaries of NEE, including FPL, had credit facilities with available capacity as of December 31, 2016 of approximately $10.2 billion ($3.6 billion for FPL), of which approximately $9.8 billion ($3.6 billion for FPL) relate to revolving line of credit facilities and $0.4 billion (none for FPL) relate to letter of credit facilities. Certain of the revolving line of credit facilities provide for the issuance of letters of credit of up to approximately $3.4 billion ($0.7 billion for FPL). The issuance of letters of credit under certain revolving line of credit facilities is subject to the aggregate commitment of the relevant banks to issue letters of credit under the applicable facility.

In February 2017, NEECH entered into two variable rate bi-lateral term loan agreements each providing for a $3.75 billion short-term, non-revolving term loan facility, for a total of $7.5 billion. The obligation to make loans pursuant to these bi-lateral term loan agreements terminates in August 2017 and each loan agreement expires in February 2018. There are currently no amounts outstanding under these facilities.

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

In August 2015, NEECH completed a remarketing of approximately $650 million aggregate principal amount of its Series F Debentures due September 1, 2017, which constitutes a portion of the $650 million aggregate principal amount of such debentures (Debentures) that were issued in September 2012 as components of equity units issued concurrently by NEE (September 2012 equity units). The Debentures are fully and unconditionally guaranteed by NEE. In connection with the remarketing of the Debentures, the interest rate on all of the Debentures was reset to 2.056% per year and interest is payable on March 1 and September 1 of each year, commencing September 1, 2015. In connection with the settlement of the contracts to purchase NEE common stock that were issued as components of the September 2012 equity units, in August and September 2015, NEE issued a total of 8,173,099 shares of common stock in exchange for $650 million.

In September 2015, NEE sold $700 million of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series H Debenture due September 1, 2020 issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2018 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $95.35 to $114.42. If purchased on the final settlement date, as of December 31, 2016, the number of shares issued would (subject to antidilution adjustments) range from 0.5261 shares if the applicable market value of a share of common stock is less than or equal to $95.35 to 0.4385 shares if the applicable market value of a share is equal to or greater than $114.42, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 29, 2018. Total annual distributions on the equity units will be at the rate of 6.371%, consisting of interest on the debentures (2.36% per year) and payments under the stock purchase contracts (4.011% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2018. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

In August 2016, NEE sold $1.5 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series I Debenture due September 1, 2021 issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2019 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $127.63 to $159.54. If purchased on the final settlement date, as of December 31, 2016, the number of shares issued would (subject to antidilution adjustments) range from 0.3918 shares if the applicable market value of a share of common stock is less than or equal to $127.63 to 0.3134 shares if the applicable market value of a share is equal to or greater than $159.54, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 28, 2019. Total annual distributions on the equity units will be at the rate of 6.123%, consisting of interest on the debentures (1.65% per year) and payments under the stock purchase contracts (4.473% per year). The interest rate on the debentures is expected to

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be reset on or after March 1, 2019. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

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

Spain Solar Projects Debt Restructuring - In August 2016, NextEra Energy España, S.L., the NEER subsidiary in Spain that is the direct shareholder of the subsidiaries that own the solar projects in Spain (project-level subsidiaries), and the project-level subsidiaries entered into an agreement with the lenders to restructure the project-level debt, which included, among other things, a re-amortization of the debt, including extending the maturity date from 2030 to 2037, and reducing the original interest rate under the project-level financing agreements. At closing, the NEECH affiliates' remaining letter of credit posting obligation on behalf of the project-level subsidiaries of approximately €23 million (approximately $26 million) was used primarily to make a prepayment of the restructured project-level debt. The noncurrent portions of the restructured project-level debt, net of unamortized debt issuance costs, and associated derivative liabilities related to the interest rate swaps were both reclassified from current to long-term debt and noncurrent derivative liabilities, respectively, on NEE's consolidated balance sheets as of December 31, 2016 and totaled approximately $498 million and $122 million, respectively, at that date. The restructured debt is secured solely by the assets of the project-level subsidiaries.

12. Asset Retirement Obligations

FPL's AROs relate primarily to the nuclear decommissioning obligations of its nuclear units. FPL's AROs other than nuclear decommissioning obligations are not significant. The accounting provisions result in timing differences in the recognition of legal asset retirement costs for financial reporting purposes and the method the FPSC allows FPL to recover in rates. NEER's AROs relate primarily to the nuclear decommissioning obligations of its nuclear plants and obligations for the dismantlement of certain of its wind and solar facilities. See Note 1 - Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs.

A rollforward of NEE's and FPL's AROs is as follows:

	FPL		NEER		NEE
			(millions)
Balances, December 31, 2014	$1,355		$631		$1,986
Liabilities incurred	5		46		51
Accretion expense	73		43		116
Liabilities settled	(20)		(2)		(22)
Revision in estimated cash flows - net	409	(a)	(71)	(b)	338
Balances, December 31, 2015	1,822		647		2,469
Liabilities incurred	1		56		57
Accretion expense	91		47		138
Liabilities settled	—		(2)		(2)
Revision in estimated cash flows - net	5		69	(c)	74
Balances, December 31, 2016	$1,919		$817		$2,736
______________________

(a)	Primarily reflects the effect of revised cost estimates for decommissioning FPL's nuclear units consistent with the updated nuclear decommissioning studies approved by the FPSC.

(b)	Primarily reflects the effect of revised cost estimates for decommissioning NEER’s nuclear units and a change in assumptions relating to spent fuel costs, partly offset by increased escalation rates.

(c)	Primarily reflects the effect of revised cost estimates to dismantle certain of NEER’s wind and solar facilities.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted funds for the payment of future expenditures to decommission NEE's and FPL's nuclear units included in special use funds on NEE's and FPL's consolidated balance sheets are as follows (see Note 4 - Special Use Funds):

	FPL	NEER	NEE
		(millions)
Balances, December 31, 2016	$3,665	$1,769	$5,434
Balances, December 31, 2015	$3,430	$1,634	$5,064

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

13. Commitments and Contingencies

Commitments - NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities and the procurement of nuclear fuel. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction and development of wind and solar projects and the procurement of nuclear fuel, as well as the investment in the development and construction of its natural gas pipeline assets. Capital expenditures for Corporate and Other primarily include the cost to maintain existing transmission facilities at NextEra Energy Transmission, LLC.

At December 31, 2016, estimated capital expenditures for 2017 through 2021 for which applicable internal approvals (and also, if required, FPSC approvals for FPL or regulatory approvals for acquisitions) have been received were as follows:

	2017	2018	2019	2020	2021	Total
	(millions)
FPL:
Generation:(a)
New(b)	$1,385	$655	$485	$35	$5	$2,565
Existing	1,240	635	680	645	600	3,800
Transmission and distribution	2,190	2,010	2,860	2,475	2,945	12,480
Nuclear fuel	125	190	170	210	120	815
General and other	440	275	285	220	330	1,550
Total	$5,380	$3,765	$4,480	$3,585	$4,000	$21,210
NEER:
Wind(c)	$570	$955	$705	$75	$25	$2,330
Solar(d)	80	75	15	—	—	170
Nuclear, including nuclear fuel	240	250	230	225	245	1,190
Natural gas pipelines(e)	890	845	50	20	10	1,815
Other	335	55	40	40	35	505
Total	$2,115	$2,180	$1,040	$360	$315	$6,010
Corporate and Other	$45	$30	$85	$55	$35	$250
______________________

(a)	Includes AFUDC of approximately $81 million, $79 million, $46 million and $6 million for 2017 through 2020, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)	Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 2,760 MW.

(d)	Includes capital expenditures for new solar projects and related transmission totaling approximately 225 MW.

(e)
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

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts. As of December 31, 2016, FPL is obligated under a take-or-pay purchased power contract to pay for 375 MW annually through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 114 MW from certain cogenerators and small power producers with expiration dates ranging from 2026 through 2034. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are subject to the facilities meeting certain contract conditions. FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas. In addition, FPL has entered into 25-year natural gas transportation agreements with each of Sabal Trail Transmission, LLC (Sabal Trail, an entity in which a wholly owned NEER subsidiary has a 42.5% ownership interest) and Florida Southeast Connection, LLC (Florida Southeast Connection, a wholly owned NEER subsidiary), each of which will build, own and operate a pipeline that will be part of a natural gas pipeline system, for a quantity of 400,000 MMBtu/day beginning mid-2017 and increasing to 600,000 MMBtu/day in mid-2020. These agreements contain firm commitments that are contingent upon the occurrence of certain events, including the completion of construction of the pipeline system to be built by Sabal Trail and Florida Southeast Connection. See Commitments above.

As of December 31, 2016, NEER has entered into contracts with expiration dates ranging from late February 2017 through 2032 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel and has made commitments for the construction of the natural gas pipelines. Approximately $3.1 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas with expiration dates ranging from March 2017 through 2019.

The required capacity and/or minimum payments under the contracts discussed above as of December 31, 2016 were estimated as follows:

	2017	2018	2019	2020	2021	Thereafter
	(millions)
FPL:
Capacity charges(a)	$75	$65	$50	$20	$20	$250
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$1,305	$900	$900	$910	$905	$12,065
Coal, including transportation	$125	$5	$5	$—	$—	$—
NEER	$1,385	$1,380	$140	$90	$75	$285
Corporate and Other(d)(e)	$45	$10	$—	$5	$—	$—
______________________

(a)
Capacity charges, substantially all of which are recoverable through the capacity clause, totaled approximately $175 million, $434 million and $485 million for the years ended December 31, 2016, 2015 and 2014, respectively. Energy charges, which are recoverable through the fuel clause, totaled approximately $126 million, $262 million and $299 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $200 million, $295 million, $290 million, $360 million, $390 million and $7,495 million in 2017, 2018, 2019, 2020, 2021 and thereafter, respectively, of firm commitments, subject to certain conditions as noted above, related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)	Includes an approximately $30 million commitment to invest in clean power and technology businesses primarily in 2017.

(e)	Excludes approximately $263 million and $148 million in 2017 and 2018, respectively, of joint obligations of NEECH and NEER which are included in the NEER amounts above.

In January 2017, FPL assumed ownership of a 330 MW coal-fired generation facility located in Indiantown, Florida for a purchase price of $451 million (including existing debt of approximately $218 million). FPL will record a regulatory asset for approximately $451 million, which will be amortized over nine years and recovered through the capacity clause with a return on the portion of the unamortized balance of the regulatory asset. Prior to assuming ownership of this facility, FPL had a long-term purchased power agreement with this facility for substantially all of its capacity and energy. FPL expects to reduce the plant’s operations with the intention of eventually phasing the plant out of service. FPL will recover the fuel costs of the facility through the fuel clause and operating costs through the capacity clause until FPL's next base rate filing where non-fuel cost recovery will be through base rates.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this Act, NEE maintains $450 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $13.0 billion of liability insurance coverage per incident at any nuclear reactor in the U.S. Under the secondary financial protection system, NEE is subject to retrospective assessments of up to $1.0 billion ($509 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the U.S., payable at a rate not to exceed $152 million ($76 million for FPL) per incident per year. NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $15 million, $38 million and $19 million, plus any applicable taxes, per incident, respectively.

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $186 million

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($112 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $3 million, $5 million and $4 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of either its transmission and distribution property or natural gas pipeline assets. Should FPL's future storm restoration costs exceed the reserve amount established through the issuance of storm-recovery bonds by a VIE in 2007, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law. In February 2017, the FPSC approved FPL's request to recover through an interim surcharge the 2016 eligible storm restoration costs that exceeded the reserve amount. See Note 1 - Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered from customers in the case of FPL, would be borne by NEE and FPL and could have a material adverse effect on NEE's and FPL's financial condition, results of operations and liquidity.

14. Segment Information

NEE's reportable segments are FPL, a rate-regulated electric utility, and NEER, a competitive energy business. Corporate and Other represents other business activities and eliminating entries. NEE's operating revenues derived from the sale of electricity represented approximately 90%, 92% and 91% of NEE's operating revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Approximately 2% of operating revenues were from foreign sources for each of the years ended December 31, 2016, 2015 and 2014. At each of December 31, 2016 and 2015, approximately 3% of long-lived assets were located in foreign countries.

NEE's segment information is as follows:

	2016				2015				2014
	FPL	NEER(a)	Corp. and Other	NEE Consoli- dated	FPL	NEER(a)	Corp. and Other	NEE Consoli- dated	FPL	NEER(a)	Corp. and Other	NEE Consoli- dated
					(millions)
Operating revenues	$10,895	$4,893	$367	$16,155	$11,651	$5,444	$391	$17,486	$11,421	$5,196	$404	$17,021
Operating expenses - net	$7,737	$3,419	$391	$11,547	$8,674	$3,865	$315	$12,854	$8,593	$3,727	$317	$12,637
Interest expense	$456	$732	$(95)	$1,093	$445	$625	$141	$1,211	$439	$667	$155	$1,261
Interest income	$2	$34	$46	$82	$7	$28	$51	$86	$3	$26	$51	$80
Depreciation and amortization	$1,651	$1,366	$60	$3,077	$1,576	$1,183	$72	$2,831	$1,432	$1,051	$68	$2,551
Equity in earnings (losses) of equity method investees	$—	$119	$29	$148	$—	$103	$4	$107	$—	$95	$(2)	$93
Income tax expense (benefit)(b)	$1,051	$242	$90	$1,383	$957	$289	$(18)	$1,228	$910	$283	$(17)	$1,176
Net income (loss)	$1,727	$1,218	$60	$3,005	$1,648	$1,102	$12	$2,762	$1,517	$993	$(41)	$2,469
Net income (loss) attributable to NEE	$1,727	$1,125	$60	$2,912	$1,648	$1,092	$12	$2,752	$1,517	$989	$(41)	$2,465
Capital expenditures, independent power and other investments and nuclear fuel purchases	$3,934	$5,521	$181	$9,636	$3,633	$4,661	$83	$8,377	$3,241	$3,701	$75	$7,017
Property, plant and equipment	$48,313	$37,644	$1,056	$87,013	$45,383	$33,340	$1,607	$80,330	$41,938	$30,178	$1,523	$73,639
Accumulated depreciation and amortization	$12,304	$7,655	$142	$20,101	$11,862	$6,640	$442	$18,944	$11,282	$6,268	$384	$17,934
Total assets	$45,501	$41,743	$2,749	$89,993	$42,523	$37,647	$2,309	$82,479	$39,222	$32,896	$2,487	$74,605
Investment in equity method investees	$—	$1,661	$106	$1,767	$—	$983	$80	$1,063	$—	$617	$46	$663
_________________________

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt. For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt. Residual NEECH corporate interest expense is included in Corporate and Other.

(b)	NEER includes PTCs that were recognized based on its tax sharing agreement with NEE. See Note 1 - Income Taxes.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL. NEECH’s debentures and junior subordinated debentures including those that were registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Year Ended December 31, 2016				Year Ended December 31, 2015				Year Ended December 31, 2014
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
Operating revenues	$—	$5,283	$10,872	$16,155	$—	$5,849	$11,637	$17,486	$—	$5,614	$11,407	$17,021
Operating expenses - net	(20)	(3,663)	(7,864)	(11,547)	(17)	(4,142)	(8,695)	(12,854)	(19)	(4,039)	(8,579)	(12,637)
Interest expense	(1)	(636)	(456)	(1,093)	(4)	(764)	(443)	(1,211)	(6)	(819)	(436)	(1,261)
Equity in earnings of subsidiaries	2,956	—	(2,956)	—	2,754	—	(2,754)	—	2,494	—	(2,494)	—
Other income - net	5	793	75	873	1	498	70	569	1	487	34	522
Income (loss) before income taxes	2,940	1,777	(329)	4,388	2,734	1,441	(185)	3,990	2,470	1,243	(68)	3,645
Income tax expense (benefit)	28	354	1,001	1,383	(18)	299	947	1,228	5	262	909	1,176
Net income (loss)	2,912	1,423	(1,330)	3,005	2,752	1,142	(1,132)	2,762	2,465	981	(977)	2,469
Less net income attributable to noncontrolling interests	—	93	—	93	—	10	—	10	—	4	—	4
Net income (loss) attributable to NEE	$2,912	$1,330	$(1,330)	$2,912	$2,752	$1,132	$(1,132)	$2,752	$2,465	$977	$(977)	$2,465
______________________

(a)	Represents primarily FPL and consolidating adjustments.

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2016				Year Ended December 31, 2015				Year Ended December 31, 2014
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
Comprehensive income (loss) attributable to NEE	$3,009	$1,448	$(1,448)	$3,009	$2,625	$1,049	$(1,049)	$2,625	$2,369	$924	$(924)	$2,369
______________________

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2016				December 31, 2015
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$28	$38,671	$48,314	$87,013	$27	$34,921	$45,382	$80,330
Accumulated depreciation and amortization	(18)	(7,778)	(12,305)	(20,101)	(16)	(7,067)	(11,861)	(18,944)
Total property, plant and equipment - net	10	30,893	36,009	66,912	11	27,854	33,521	61,386
CURRENT ASSETS
Cash and cash equivalents	1	1,258	33	1,292	—	546	25	571
Receivables	88	1,615	736	2,439	90	1,510	665	2,265
Other	2	1,877	1,799	3,678	4	2,443	1,512	3,959
Total current assets	91	4,750	2,568	7,409	94	4,499	2,202	6,795
OTHER ASSETS
Investment in subsidiaries	24,323	—	(24,323)	—	22,544	—	(22,544)	—
Other	867	8,992	5,813	15,672	823	7,790	5,685	14,298
Total other assets	25,190	8,992	(18,510)	15,672	23,367	7,790	(16,859)	14,298
TOTAL ASSETS	$25,291	$44,635	$20,067	$89,993	$23,472	$40,143	$18,864	$82,479
CAPITALIZATION
Common shareholders' equity	$24,341	$7,699	$(7,699)	$24,341	$22,574	$6,990	$(6,990)	$22,574
Noncontrolling interests	—	990	—	990	—	538	—	538
Long-term debt	—	18,112	9,706	27,818	—	16,725	9,956	26,681
Total capitalization	24,341	26,801	2,007	53,149	22,574	24,253	2,966	49,793
CURRENT LIABILITIES
Debt due within one year	—	2,237	785	3,022	—	2,786	220	3,006
Accounts payable	1	2,668	778	3,447	4	1,919	606	2,529
Other	231	2,624	1,595	4,450	252	3,003	1,317	4,572
Total current liabilities	232	7,529	3,158	10,919	256	7,708	2,143	10,107
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	816	1,920	2,736	—	647	1,822	2,469
Deferred income taxes	82	3,002	8,017	11,101	157	2,396	7,274	9,827
Other	636	6,487	4,965	12,088	485	5,139	4,659	10,283
Total other liabilities and deferred credits	718	10,305	14,902	25,925	642	8,182	13,755	22,579
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$25,291	$44,635	$20,067	$89,993	$23,472	$40,143	$18,864	$82,479
______________________

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2016				Year Ended December 31, 2015				Year Ended December 31, 2014
	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guar- antor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,897	$2,171	$2,268	$6,336	$1,659	$2,488	$1,969	$6,116	$1,615	$1,976	$1,909	$5,500
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	(1)	(5,701)	(3,934)	(9,636)	—	(4,744)	(3,633)	(8,377)	(1)	(3,741)	(3,275)	(7,017)
Capital contributions from NEE	(745)	—	745	—	(1,480)	—	1,480	—	(912)	—	912	—
Cash grants under the Recovery Act	—	335	—	335	—	8	—	8	—	343	—	343
Sale of independent power and other investments of NEER	—	658	—	658	—	52	—	52	—	307	—	307
Proceeds from sale or maturity of securities in special use funds and other investments	—	1,281	2,495	3,776	—	1,120	3,731	4,851	—	1,272	3,349	4,621
Purchases of securities in special use funds and other investments	—	(1,323)	(2,506)	(3,829)	—	(1,190)	(3,792)	(4,982)	—	(1,321)	(3,446)	(4,767)
Proceeds from the sale of a noncontrolling interest in subsidiaries	—	645	—	645	—	345	—	345	—	438	—	438
Other - net	—	(40)	(19)	(59)	—	106	(8)	98	10	(64)	(232)	(286)
Net cash used in investing activities	(746)	(4,145)	(3,219)	(8,110)	(1,480)	(4,303)	(2,222)	(8,005)	(903)	(2,766)	(2,692)	(6,361)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	5,349	308	5,657	—	4,689	1,083	5,772	—	4,057	997	5,054
Retirements of long-term debt	—	(3,048)	(262)	(3,310)	—	(3,421)	(551)	(3,972)	—	(4,395)	(355)	(4,750)
Proceeds from differential membership investors	—	1,859	—	1,859	—	761	—	761	—	978	—	978
Proceeds from other short-term debt	—	—	500	500	—	1,125	100	1,225	—	500	—	500
Repayments of other short-term debt	—	(212)	(450)	(662)	—	(813)	—	(813)	—	(500)	—	(500)
Net change in commercial paper	—	(318)	212	(106)	—	318	(1,086)	(768)	—	(487)	938	451
Issuances of common stock - net	537	—	—	537	1,298	—	—	1,298	633	—	—	633
Dividends on common stock	(1,612)	—	—	(1,612)	(1,385)	—	—	(1,385)	(1,261)	—	—	(1,261)
Dividends to NEE	—	(650)	650	—	—	(698)	698	—	—	812	(812)	—
Other - net	(75)	(294)	1	(368)	(92)	(162)	19	(235)	(84)	(31)	10	(105)
Net cash provided by (used in) financing activities	(1,150)	2,686	959	2,495	(179)	1,799	263	1,883	(712)	934	778	1,000
Net increase (decrease) in cash and cash equivalents	1	712	8	721	—	(16)	10	(6)	—	144	(5)	139
Cash and cash equivalents at beginning of year	—	546	25	571	—	562	15	577	—	418	20	438
Cash and cash equivalents at end of year	$1	$1,258	$33	$1,292	$—	$546	$25	$571	$—	$562	$15	$577
______________________

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16. Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31(a)		June 30(a)	September 30(a)	December 31(a)
	(millions, except per share amounts)
NEE:
2016
Operating revenues(b)	$3,835		$3,817	$4,805	$3,699
Operating income(b)	$1,234		$1,169	$1,279	$926
Net income(b)	$654	(c)	$544	$789	$1,017
Net income attributable to NEE(b)	$653	(c)	$540	$753	$966
Earnings per share attributable to NEE - basic(d)	$1.42	(c)	$1.17	$1.63	$2.07
Earnings per share attributable to NEE - assuming dilution(d)	$1.41	(c)	$1.16	$1.62	$2.06
Dividends per share	$0.87		$0.87	$0.87	$0.87
High-low common stock sales prices	$119.37 - $102.20		$130.43 - $112.44	$131.98 - $120.22	$128.46 - $110.49
2015
Operating revenues(b)	$4,104		$4,358	$4,954	$4,069
Operating income(b)	$1,129		$1,146	$1,481	$876
Net income(b)	$650		$720	$882	$510
Net income attributable to NEE(b)	$650		$716	$879	$507
Earnings per share attributable to NEE - basic(d)	$1.47		$1.61	$1.94	$1.10
Earnings per share attributable to NEE - assuming dilution(d)	$1.45		$1.59	$1.93	$1.10
Dividends per share	$0.77		$0.77	$0.77	$0.77
High-low common stock sales prices	$112.64 - $97.48		$106.63 - $97.23	$109.98 - $93.74	$105.85 - $95.84

FPL:
2016
Operating revenues(b)	$2,303		$2,750	$3,283	$2,558
Operating income(b)	$714		$828	$921	$694
Net income(b)	$393		$448	$515	$371
2015
Operating revenues(b)	$2,541		$2,996	$3,274	$2,839
Operating income(b)	$667		$780	$855	$674
Net income(b)	$359		$435	$489	$365
______________________

(a)
In the opinion of NEE and FPL management, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods, have been made. Results of operations for an interim period generally will not give a true indication of results for the year.

(b)	The sum of the quarterly amounts may not equal the total for the year due to rounding.

(c)
Amounts were restated to reflect the adoption in the second quarter of 2016 of an accounting standards update resulting in an increase to net income and net income attributable to NEE of $17 million, and an increase to earnings per share attributable to NEE, basic and assuming dilution, of $0.04. See Note 10 - Stock-Based Compensation.

(d)	The sum of the quarterly amounts may not equal the total for the year due to rounding and changes in weighted-average number of common shares outstanding.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2016, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of December 31, 2016.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy and Management" and "Corporate Governance and Board Matters" in NEE's Proxy Statement which will be filed with the SEC in connection with the 2017 Annual Meeting of Shareholders (NEE's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business - Executive Officers of NEE.

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

Securities Authorized For Issuance Under Equity Compensation Plans

NEE's equity compensation plan information as of December 31, 2016 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,479,039	(a)	$71.08	(b)	9,383,195
Equity compensation plans not approved by security holders	—		—		—
Total	4,479,039		$71.08		9,383,195
__________________________________

(a)
Includes an aggregate of 2,505,208 outstanding options, 1,747,538 unvested performance share awards (at maximum payout), 16,564 deferred fully vested performance shares and 183,989 deferred stock awards (including future reinvested dividends) under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan and former LTIP, and 25,740 fully vested shares deferred by directors under the NextEra Energy, Inc. 2007 Non-Employee Directors Stock Plan and its predecessor, the FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan.

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

FPL - The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2016 and 2015. The amounts presented below reflect allocations from NEE for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2016	2015
Audit fees(a)	$3,787,000	$3,909,000
Audit-related fees(b)	4,000	97,000
Tax fees(c)	102,000	63,000
All other fees(d)	9,000	14,000
Total	$3,902,000	$4,083,000
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

(c)
Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. In 2016 and 2015, approximately $66,000 and $28,000, respectively, was paid related to tax advice and planning services. All other tax fees in 2016 and in 2015 related to tax compliance services.

(d)	All other fees consist of fees for products and services other than the services reported under the other named categories. In 2016 and 2015, these fees related to training.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, the Audit Committee Charter and the Audit Committee's pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the Audit Committee, except for audits of certain trust funds where the fees are paid by the trust. Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year. This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting. Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such service. In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work. The Audit Committee has delegated to the Chair of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting. At each Audit Committee meeting (other than meetings held to review earnings materials), the Audit Committee reviews a schedule of services for which Deloitte & Touche has been engaged since the prior Audit Committee meeting under existing pre-approvals and the estimated fees for those services. In 2016 and 2015, none of the amounts presented above represent services provided to NEE or FPL by Deloitte & Touche that were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

PART IV

Item 15.  Exhibits, Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements
		Management's Report on Internal Control Over Financial Reporting	61
		Attestation Report of Independent Registered Public Accounting Firm	62
		Report of Independent Registered Public Accounting Firm	63
		NEE:
		Consolidated Statements of Income	64
		Consolidated Statements of Comprehensive Income	65
		Consolidated Balance Sheets	66
		Consolidated Statements of Cash Flows	67
		Consolidated Statements of Equity	68
		FPL:
		Consolidated Statements of Income	69
		Consolidated Balance Sheets	70
		Consolidated Statements of Cash Flows	71
		Consolidated Statements of Common Shareholder's Equity	72
		Notes to Consolidated Financial Statements	73 - 116

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

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
x
*3(i)a	Restated Articles of Incorporation of NextEra Energy, Inc. (filed as Exhibit 3(i)(b) to Form 8-K dated May 21, 2015, File No. 1-8841)	x
*3(i)b	Restated Articles of Incorporation of Florida Power & Light Company (filed as Exhibit 3(i)b to Form 10-K for the year ended December 31, 2010, File No. 2-27612)		x
*3(ii)a	Amended and Restated Bylaws of NextEra Energy, Inc., effective October 14, 2016 (filed as Exhibit 3(ii)(b) to Form 8-K dated October 14, 2016, File No. 1-8841)	x
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
x
*4(j)
Letter, dated August 10, 2015, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series F Debentures due September 1, 2017, effective August 10, 2015 (filed as Exhibit 4(b) to Form 8-K dated August 10, 2015, File No. 1-8841)
x
*4(k)
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
x
*4(m)
Letter, dated September 1, 2016, from NextEra Energy Capital Holdings, Inc. to The Bank of New York Mellon, as trustee, setting forth certain terms of the Series G Debentures due September 1, 2018, effective September 1, 2016 (filed as Exhibit 4(b) to Form 8-K dated September 1, 2016, File No. 1-8841)
x
*4(n)
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
x
*4(q)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 16, 2015, creating the Series H Debentures due September 1, 2020 (filed as Exhibit 4(c) to Form 8-K dated September 16, 2015, File No. 1-8841)
x
*4(r)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 31, 2016, creating the 2.30% Debentures, Series due April 1, 2019 (filed as Exhibit 4 to Form 8-K dated March 31, 2016, File No. 1-8841)
x
*4(s)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated August 8, 2016, creating the Series I Debentures due September 1, 2021 (filed as Exhibit 4(c) to Form 8-K dated August 8, 2016, File No. 1-8841)
x
*4(t)
Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities), dated as of March 1, 2004, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)
x
*4(u)
Preferred Trust Securities Guarantee Agreement, dated as of March 15, 2004, between FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Guarantee Trustee) relating to FPL Group Capital Trust I (filed as Exhibit 4(aw) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)
x
*4(v)
Amended and Restated Trust Agreement relating to FPL Group Capital Trust I, dated as of March 15, 2004 (filed as Exhibit 4(at) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)
x

Exhibit Number	Description	NEE	FPL
*4(w)
Agreement as to Expenses and Liabilities of FPL Group Capital Trust I, dated as of March 15, 2004 (filed as Exhibit 4(ax) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)
x
*4(x)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated March 15, 2004, creating the 5 7/8% Junior Subordinated Debentures, Series due March 15, 2044 (filed as Exhibit 4(av) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)
x
*4(y)
Indenture (For Unsecured Subordinated Debt Securities), dated as of September 1, 2006, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(z)
First Supplemental Indenture to Indenture (For Unsecured Subordinated Debt Securities) dated as of September 1, 2006, dated as of November 19, 2012, between NextEra Energy Capital Holdings, Inc., NextEra Energy, Inc. as Guarantor, and The Bank of New York Mellon, as Trustee (filed as Exhibit 2 to Form 8-A dated January 16, 2013, File No. 1-33028)
x
*4(aa)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(bb)
Replacement Capital Covenant, dated September 19, 2006, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(d) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
4(cc)
Amendment, dated November 9, 2016, to the Replacement Capital Covenant, dated September 19, 2006, by NextEra Energy Capital Holdings, Inc. (formerly known as FPL Group Capital Holdings Inc) and NextEra Energy, Inc. (formerly known as FPL Group, Inc.), relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066
x
*4(dd)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated June 12, 2007, creating the Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated June 12, 2007, File No. 1-8841)
x
*4(ee)
Replacement Capital Covenant, dated June 12, 2007, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(b) to Form 8-K dated June 12, 2007, File No. 1-8841)
x
*4(ff)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated September 17, 2007, creating the Series D Junior Subordinated Debentures due 2067 (filed as Exhibit 4(a) to Form 8-K dated September 17, 2007, File No. 1-8841)
x
*4(gg)
Replacement Capital Covenant, dated September 18, 2007, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series D Junior Subordinated Debentures due 2067 (filed as Exhibit 4(c) to Form 8-K dated September 17, 2007, File No. 1-8841)
x
4(hh)
Amendment, dated November 9, 2016, to the Replacement Capital Covenant, dated June 12, 2007 and to the Replacement Capital Covenant, dated September 18, 2007, by NextEra Energy Capital Holdings, Inc. (formerly known as FPL Group Capital Holdings Inc) and NextEra Energy, Inc. (formerly known as FPL Group, Inc.), relating to FPL Group Capital Inc's Series C Junior Subordinated Debentures due 2067 and Series D Junior Subordinated Debentures due 2067
x
*4(ii)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated March 27, 2012, creating the Series G Junior Subordinated Debentures due March 1, 2072 (filed as Exhibit 4 to Form 8-K dated March 27, 2012, File No. 1-8841)
x
*4(jj)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated June 15, 2012, creating the Series H Junior Subordinated Debentures due June 15, 2072 (filed as Exhibit 4 to Form 8-K dated June 15, 2012, File No. 1-8841)
x
*4(kk)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated November 19, 2012, creating the Series I Junior Subordinated Debentures due November 15, 2072 (filed as Exhibit 4 to Form 8-K dated November 19, 2012, File No. 1-8841)
x

Exhibit Number	Description	NEE	FPL
*4(ll)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated January 18, 2013, creating the Series J Junior Subordinated Debentures due January 15, 2073 (filed as Exhibit 4 to Form 8-K dated January 18, 2013, File No. 1-8841)
x
*4(mm)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated June 7, 2016, creating the Series K Junior Subordinated Debentures due June 1, 2076 (filed as Exhibit 4 to Form 8-K dated June 7, 2016, File No. 1-8841)
x
*4(nn)
Indenture (For Securing Senior Secured Bonds, Series A), dated May 22, 2007, between FPL Recovery Funding LLC (as Issuer) and The Bank of New York Mellon (as Trustee and Securities Intermediary) (filed as Exhibit 4.1 to Form 8-K dated May 22, 2007 and filed June 1, 2007, File No. 333-141357)
x
*4(oo)
Purchase Contract Agreement, dated as of September 1, 2015, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated September 16, 2015, File No. 1-8841)
x
*4(pp)
Pledge Agreement, dated as of September 1, 2015, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated September 16, 2015, File No. 1-8841)
x
*4(qq)
Purchase Contract Agreement, dated as of August 1, 2016, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated August 8, 2016, File No. 1-8841)
x
*4(rr)
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
*10(d)
Appendix A1 (revised as of December 11, 2014) to the NextEra Energy, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10(d) to Form 10-K for the year ended December 31, 2015, File No. 1-8841)
		x	x
*10(e)
Appendix A2 (revised as of September 19, 2016) to the NextEra Energy, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10(d) to Form 10-Q for the quarter ended September 30, 2016, File No. 1-8841)
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
		x	x
*10(j)	NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x
*10(k)	Form of Performance Share Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x

Exhibit Number	Description	NEE	FPL
*10(l)
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
*10(n)
Form of Performance Share Award Agreement under the Next Era Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(o) to Form 10-K for the year ended December 31, 2015, File No. 1-8841)
		x	x
*10(o)
Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(p)
Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(q)	Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(r)
Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(b) to Form 8-K dated October 11, 2012)
		x	x
*10(s)
Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(e) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
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
*10(y)
Form of NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan - Non-Qualified Stock Option Agreement effective February 18, 2011 (filed as Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2011, File No. 1-8841)
		x	x
*10(z)	Form of Non-Qualified Stock Option Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(b) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(aa)
Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(f) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(bb)
Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(g) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(cc)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Amended and Restated Deferred Stock Award Agreement effective February 12, 2010 between FPL Group, Inc. and each of Moray P. Dewhurst and James L. Robo (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)
		x	x
*10(dd)	Form of Deferred Stock Award Agreement under NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x

Exhibit Number	Description	NEE	FPL
*10(ee)	NextEra Energy, Inc. 2013 Executive Annual Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 11, 2012, File No. 1-8841)	x	x
*10(ff)
NextEra Energy, Inc. Deferred Compensation Plan effective January 1, 2005 as amended and restated through February 11, 2016 (filed as Exhibit 10(h) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(gg)	FPL Group, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2003 (filed as Exhibit 10(k) to Form 10-K for the year ended December 31, 2002, File No. 1-8841)	x	x
*10(hh)	FPL Group, Inc. Executive Long-Term Disability Plan effective January 1, 1995 (filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1995, File No. 1-8841)	x	x
*10(ii)
FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan, as amended and restated October 13, 2006 (filed as Exhibit 10(b) to Form 10-Q for the quarter ended September 30, 2006, File No. 1-8841)
x
*10(jj)	FPL Group, Inc. 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x
*10(kk)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2016 (filed as Exhibit 10(jj) to Form 10-K for the year ended December 31, 2015, File No. 1-8841)	x
10(ll)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2017	x
*10(mm)
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
*10(oo)
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
*10(ss)
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
*10(uu)
Executive Retention Employment Agreement between NextEra Energy, Inc. and John W. Ketchum dated as of March 4, 2016 (filed as Exhibit 10(i) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(vv)	NextEra Energy, Inc. Executive Severance Benefit Plan effective February 26, 2013 (filed as Exhibit 10(eee) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x	x
*10(ww)	Guarantee Agreement between FPL Group, Inc. and FPL Group Capital Inc, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
*10(xx)	Amended and Restated Plan Support Agreement dated as of September 19, 2016 (filed as Exhibit 10 to Form 8-K dated September 18, 2016, File No. 1-8841)	x

Exhibit Number	Description	NEE	FPL
10(yy)	Limited Forbearance Agreement, dated as of December 1, 2016	x
*10(zz)	Form of Oncor Letter Agreement (filed as Exhibit 10.2 to Form 8-K dated July 29, 2016, File No. 1-8841)	x
*10(aaa)	Form of Bi-lateral Term Loan Agreement between NextEra Energy Capital Holdings, Inc. and the Lender dated February 7, 2017 (filed as Exhibit 10 to Form 8-K dated February 10, 2017, File No. 1-8841)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
21	Subsidiaries of NextEra Energy, Inc.	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
99	Eighth Amended Joint Plan of Reorganization of Energy Future Holdings Corp., et al., Pursuant to Chapter 11 of the Bankruptcy Code	x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
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

Item 16.  Form 10-K Summary

Not applicable

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

Date: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 23, 2017:

JOHN W. KETCHUM	TERRELL KIRK CREWS, II
John W. Ketchum Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	Terrell Kirk Crews, II Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Directors:

SHERRY S. BARRAT	AMY B. LANE
Sherry S. Barrat	Amy B. Lane
JAMES L. CAMAREN	RUDY E. SCHUPP
James L. Camaren	Rudy E. Schupp
JOHN L. SKOLDS
Kenneth B. Dunn	John L. Skolds
NAREN K. GURSAHANEY	WILLIAM H. SWANSON
Naren K. Gursahaney	William H. Swanson
KIRK S. HACHIGIAN	HANSEL E. TOOKES, II
Kirk S. Hachigian	Hansel E. Tookes, II
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

Date: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 23, 2017:

JOHN W. KETCHUM	KIMBERLY OUSDAHL
John W. Ketchum Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	Kimberly Ousdahl Vice President and Chief Accounting Officer (Principal Accounting Officer)

Director:

JAMES L. ROBO
James L. Robo

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.