Form 10-Q
period 2017-03-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2017-04-21
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrants are a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Securities Exchange Act of 1934.

NextEra Energy, Inc.	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐
Florida Power & Light Company	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☑

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding as of March 31, 2017: 468,162,675

Number of shares of Florida Power & Light Company common stock, without par value, outstanding as of March 31, 2017, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

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

•
Any reductions or modifications to, or the elimination of, governmental incentives or policies that support utility scale renewable energy, including, but not limited to, tax laws, policies and incentives, renewable portfolio standards, feed-in tariffs or the EPA's final rule under Section 111(d) of the Clean Air Act, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

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

•
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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K), and investors should refer to that section of the 2016 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016*
OPERATING REVENUES	$3,972	$3,835
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	899	928
Other operations and maintenance	795	799
Merger	11	4
Depreciation and amortization	619	537
Gain on sale of the fiber-optic telecommunications business	(1,096)	—
Taxes other than income taxes and other - net	339	333
Total operating expenses - net	1,567	2,601
OPERATING INCOME	2,405	1,234
OTHER INCOME (DEDUCTIONS)
Interest expense	(360)	(509)
Benefits associated with differential membership interests - net	125	84
Equity in earnings of equity method investees	31	32
Allowance for equity funds used during construction	22	25
Interest income	19	18
Gains on disposal of investments and other property - net	45	15
Other - net	(21)	(3)
Total other deductions - net	(139)	(338)
INCOME BEFORE INCOME TAXES	2,266	896
INCOME TAXES	675	242
NET INCOME	1,591	654
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	8	1
NET INCOME ATTRIBUTABLE TO NEE	$1,583	$653
Earnings per share attributable to NEE:
Basic	$3.39	$1.42
Assuming dilution	$3.37	$1.41
Dividends per share of common stock	0.9825	0.87
Weighted-average number of common shares outstanding:
Basic	467.5	460.5
Assuming dilution	470.2	463.4
———————————————
* Amounts have been retrospectively adjusted. See Note 7 - Stock-Based Compensation.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016*
NET INCOME	$1,591	$654
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive loss to net income (net of $4 and $13 tax expense, respectively)	9	23
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $26 and $7 tax expense, respectively)	34	8
Reclassification from accumulated other comprehensive loss to net income (net of $10 and $1 tax benefit, respectively)	(16)	(1)
Defined benefit pension and other benefits plans (net of $2 and $4 tax benefit, respectively)	(3)	(7)
Net unrealized gains on foreign currency translation (net of less than $1 and less than $1 tax expense, respectively)	16	20
Other comprehensive income (loss) related to equity method investee (net of less than $1 tax expense and $2 tax benefit, respectively)	1	(3)
Total other comprehensive income, net of tax	41	40
COMPREHENSIVE INCOME	1,632	694
LESS COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	19	(13)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$1,613	$707
———————————————
* Amounts have been retrospectively adjusted. See Note 7 - Stock-Based Compensation.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	March 31, 2017	December 31, 2016
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$81,554	$80,150
Nuclear fuel	2,226	2,131
Construction work in progress	5,388	4,732
Accumulated depreciation and amortization	(20,768)	(20,101)
Total property, plant and equipment - net ($14,554 and $14,632 related to VIEs, respectively)	68,400	66,912
CURRENT ASSETS
Cash and cash equivalents	600	1,292
Customer receivables, net of allowances of $4 and $5, respectively	1,635	1,784
Other receivables	525	655
Materials, supplies and fossil fuel inventory	1,303	1,289
Regulatory assets	528	524
Derivatives	678	885
Assets held for sale	—	452
Other	558	528
Total current assets	5,827	7,409
OTHER ASSETS
Special use funds	5,625	5,434
Other investments ($479 and $479 related to a VIE, respectively)	2,759	2,482
Prepaid benefit costs	1,206	1,177
Regulatory assets ($94 and $107 related to a VIE, respectively)	2,294	1,894
Derivatives	1,462	1,350
Other	3,632	3,335
Total other assets	16,978	15,672
TOTAL ASSETS	$91,205	$89,993
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 468 and 468, respectively)	$5	$5
Additional paid-in capital	8,951	8,948
Retained earnings	16,581	15,458
Accumulated other comprehensive loss	(40)	(70)
Total common shareholders' equity	25,497	24,341
Noncontrolling interests	972	990
Total equity	26,469	25,331
Long-term debt ($5,455 and $5,080 related to VIEs, respectively)	28,539	27,818
Total capitalization	55,008	53,149
CURRENT LIABILITIES
Commercial paper	2,309	268
Other short-term debt	250	150
Current maturities of long-term debt	2,766	2,604
Accounts payable	1,237	3,447
Customer deposits	464	470
Accrued interest and taxes	706	480
Derivatives	330	404
Accrued construction-related expenditures	631	1,120
Regulatory liabilities	164	299
Liabilities associated with assets held for sale	—	451
Other	904	1,226
Total current liabilities	9,761	10,919
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,812	2,736
Deferred income taxes	11,727	11,101
Regulatory liabilities	4,746	4,906
Derivatives	473	477
Deferral related to differential membership interests - VIEs	4,537	4,656
Other	2,141	2,049
Total other liabilities and deferred credits	26,436	25,925
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$91,205	$89,993

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016*
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,591	$654
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	619	537
Nuclear fuel and other amortization	72	114
Unrealized gains on marked to market derivative contracts - net	(169)	(48)
Foreign currency transaction losses	28	40
Deferred income taxes	565	200
Cost recovery clauses and franchise fees	16	124
Acquisition of purchased power agreement	(259)	—
Gains on disposal of a business/assets - net	(1,145)	(15)
Recoverable storm-related costs	(90)	(3)
Other - net	69	(86)
Changes in operating assets and liabilities:
Current assets	142	169
Noncurrent assets	(170)	(85)
Current liabilities	261	(57)
Noncurrent liabilities	(166)	1
Net cash provided by operating activities	1,364	1,545
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,687)	(1,133)
Independent power and other investments of NEER	(3,337)	(2,614)
Nuclear fuel purchases	(129)	(89)
Other capital expenditures and other investments	(26)	(43)
Proceeds from sale of the fiber-optic telecommunications business	1,484	—
Proceeds from sale or maturity of securities in special use funds and other investments	735	823
Purchases of securities in special use funds and other investments	(804)	(838)
Proceeds from sale of a noncontrolling interest in subsidiaries	—	292
Other - net	30	(79)
Net cash used in investing activities	(3,734)	(3,681)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	689	1,250
Retirements of long-term debt	(548)	(367)
Proceeds from other short-term debt	200	500
Net change in commercial paper	2,041	1,186
Issuances of common stock - net	7	17
Dividends on common stock	(460)	(401)
Other - net	(251)	8
Net cash provided by financing activities	1,678	2,193
Net increase (decrease) in cash and cash equivalents	(692)	57
Cash and cash equivalents at beginning of period	1,292	571
Cash and cash equivalents at end of period	$600	$628
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$972	$1,252
Decrease (increase) in property, plant and equipment - net as a result of cash grants primarily under the Recovery Act	$(147)	$160
Increase in property, plant and equipment as a result of a settlement	$—	$(68)
———————————————
* Amounts have been retrospectively adjusted. See Note 7 - Stock-Based Compensation.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2016	468	$5	$8,948	$(70)	$15,458	$24,341	$990	$25,331
Net income	—	—	—	—	1,583	1,583	8
Issuances of common stock, net of issuance cost of less than $1	—	—	6	—	—	6	—
Dividends on common stock	—	—	—	—	(460)	(460)	—
Other comprehensive income	—	—	—	30	—	30	11
Other	—	—	(3)	—	—	(3)	(37)
Balances, March 31, 2017	468	$5	$8,951	$(40)	$16,581	$25,497	$972	$26,469

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings*	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2015	461	$5	$8,596	$(167)	$14,140	$22,574	$538	$23,112
Net income	—	—	—	—	653	653	1
Issuances of common stock, net of issuance cost of less than $1	—	—	8	—	—	8	—
Share-based payment activity	—	—	14	—	—	14	—
Dividends on common stock	—	—	—	—	(401)	(401)	—
Other comprehensive income (loss)	—	—	—	54	—	54	(14)
Sale of NEER assets to NEP	—	—	27	—	—	27	198
Other	—	—	—	—	18	18	(5)
Balances, March 31, 2016	461	$5	$8,645	$(113)	$14,410	$22,947	$718	$23,665
———————————————
* Amounts have been retrospectively adjusted. See Note 7 - Stock-Based Compensation.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING REVENUES	$2,527	$2,303
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	768	700
Other operations and maintenance	371	390
Depreciation and amortization	273	219
Taxes other than income taxes and other - net	304	280
Total operating expenses - net	1,716	1,589
OPERATING INCOME	811	714
OTHER INCOME (DEDUCTIONS)
Interest expense	(119)	(112)
Allowance for equity funds used during construction	16	24
Other - net	—	1
Total other deductions - net	(103)	(87)
INCOME BEFORE INCOME TAXES	708	627
INCOME TAXES	263	234
NET INCOME(a)	$445	$393
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	March 31, 2017	December 31, 2016
ELECTRIC UTILITY PLANT AND OTHER PROPERTY
Plant in service and other property	$45,612	$44,966
Nuclear fuel	1,386	1,308
Construction work in progress	2,740	2,039
Accumulated depreciation and amortization	(12,645)	(12,304)
Total electric utility plant and other property - net	37,093	36,009
CURRENT ASSETS
Cash and cash equivalents	27	33
Customer receivables, net of allowances of $1 and $2, respectively	687	768
Other receivables	147	148
Materials, supplies and fossil fuel inventory	876	851
Regulatory assets	527	524
Derivatives	82	209
Other	193	213
Total current assets	2,539	2,746
OTHER ASSETS
Special use funds	3,780	3,665
Prepaid benefit costs	1,319	1,301
Regulatory assets ($94 and $107 related to a VIE, respectively)	1,973	1,573
Other	346	207
Total other assets	7,418	6,746
TOTAL ASSETS	$47,050	$45,501
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	8,291	8,332
Retained earnings	6,990	6,875
Total common shareholder's equity	16,654	16,580
Long-term debt ($107 and $144 related to a VIE, respectively)	10,172	9,705
Total capitalization	26,826	26,285
CURRENT LIABILITIES
Commercial paper	1,224	268
Other short-term debt	250	150
Current maturities of long-term debt	384	367
Accounts payable	644	837
Customer deposits	460	466
Accrued interest and taxes	368	240
Accrued construction-related expenditures	244	262
Regulatory liabilities	160	294
Other	432	497
Total current liabilities	4,166	3,381
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,953	1,919
Deferred income taxes	8,836	8,541
Regulatory liabilities	4,732	4,893
Other	537	482
Total other liabilities and deferred credits	16,058	15,835
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$47,050	$45,501

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$445	$393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	273	219
Nuclear fuel and other amortization	49	58
Deferred income taxes	275	304
Cost recovery clauses and franchise fees	16	124
Acquisition of purchased power agreement	(259)	—
Recoverable storm-related costs	(90)	(3)
Other - net	137	(15)
Changes in operating assets and liabilities:
Current assets	95	132
Noncurrent assets	(145)	(14)
Current liabilities	81	(77)
Noncurrent liabilities	(42)	(8)
Net cash provided by operating activities	835	1,113
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,687)	(1,133)
Nuclear fuel purchases	(79)	(62)
Proceeds from sale or maturity of securities in special use funds	493	530
Purchases of securities in special use funds	(519)	(544)
Other - net	22	20
Net cash used in investing activities	(1,770)	(1,189)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	200	—
Retirements of long-term debt	(35)	(33)
Proceeds from other short-term debt	200	500
Net change in commercial paper	956	494
Dividends to NEE	(400)	(900)
Other - net	8	23
Net cash provided by financing activities	929	84
Net increase (decrease) in cash and cash equivalents	(6)	8
Cash and cash equivalents at beginning of period	33	23
Cash and cash equivalents at end of period	$27	$31
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$435	$363

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2016 Form 10-K. In the opinion of NEE and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic (income) cost for the plans are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
	(millions)
Service cost	$16	$16	$—	$1
Interest cost	21	26	2	3
Expected return on plan assets	(67)	(65)	—	—
Amortization of prior service benefit	—	—	—	(1)
Special termination benefits	1	—	—	—
Net periodic (income) cost at NEE	$(29)	$(23)	$2	$3
Net periodic (income) cost at FPL	$(18)	$(15)	$2	$2

Amendments to Presentation of Retirement Benefits - In March 2017, the FASB issued an accounting standards update that requires certain changes in classification of components of net periodic pension and postretirement benefit costs within the income statement and allows only the service cost component to be eligible for capitalization. The standards update will be applied using the retrospective approach for presentation of the components of net periodic pension and postretirement benefit costs and the prospective approach for capitalization of service cost. NEE and FPL anticipate adopting the standards update on January 1, 2018, and are currently evaluating the impact the adoption of this standards update will have on their consolidated financial statements.

2.  Derivative Instruments

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated primarily with outstanding and expected future debt issuances and borrowings, and to optimize the value of NEER's power generation and gas infrastructure assets. NEE and FPL do not utilize hedge accounting for their cash flow and fair value hedges.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense in NEE's condensed consolidated statements of income. In addition, for the three months ended March 31, 2017 and 2016, NEE reclassified approximately $2 million ($1 million after-tax) and $14 million ($9 million after tax), respectively, from AOCI to interest expense primarily because it became probable that related future transactions being hedged would not occur. At March 31, 2017, NEE's AOCI included amounts related to the discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $76 million of net losses included in AOCI at March 31, 2017 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at March 31, 2017 and December 31, 2016, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 3 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	March 31, 2017
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$4,539	$2,863	$1,877	$429
Interest rate contracts	258	290	262	294
Foreign currency contracts	1	80	1	80
Total fair values	$4,798	$3,233	$2,140	$803

FPL:
Commodity contracts	$84	$7	$82	$5

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$678
Noncurrent derivative assets(b)			1,462
Current derivative liabilities				$330
Noncurrent derivative liabilities				473
Total derivatives			$2,140	$803

Net fair value by FPL balance sheet line item:
Current derivative assets			$82
Current other liabilities				$4
Noncurrent other liabilities				1
Total derivatives			$82	$5
———————————————

(a)	Reflects the netting of approximately $158 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $70 million in margin cash collateral received from counterparties.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2016
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$4,590	$2,968	$1,938	$483
Interest rate contracts	288	284	296	292
Foreign currency contracts	1	106	1	106
Total fair values	$4,879	$3,358	$2,235	$881

FPL:
Commodity contracts	$212	$4	$209	$1

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$885
Noncurrent derivative assets(b)			1,350
Current derivative liabilities				$404
Noncurrent derivative liabilities				477
Total derivatives			$2,235	$881

Net fair value by FPL balance sheet line item:
Current derivative assets			$209
Current other liabilities				$1
Total derivatives			$209	$1
———————————————

(a)	Reflects the netting of approximately $96 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $71 million in margin cash collateral received from counterparties.

At March 31, 2017 and December 31, 2016, NEE had approximately $157 million and $5 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at March 31, 2017 and December 31, 2016, NEE had approximately $20 million and $129 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2017	2016
	(millions)
Commodity contracts:(a)
Operating revenues	$291	$330
Fuel, purchased power and interchange	—	2
Foreign currency contracts - interest expense	21	30
Foreign currency contracts - other - net	(1)	—
Interest rate contracts - interest expense	(45)	(179)
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(10)	(28)
Foreign currency contracts	(3)	(3)
Total	$253	$152
———————————————

(a)
For the three months ended March 31, 2017 and 2016, FPL recorded losses of approximately $104 million and $108 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets.

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

	March 31, 2017				December 31, 2016
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(80)	MWh	—		(84)	MWh	—
Natural gas	969	MMBtu	638	MMBtu	1,002	MMBtu	618	MMBtu
Oil	(12)	barrels	—		(7)	barrels	—

At March 31, 2017 and December 31, 2016, NEE had interest rate contracts with notional amounts totaling approximately $15.4 billion and $15.1 billion, respectively, and foreign currency contracts with notional amounts totaling approximately $716 million and $705 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At March 31, 2017 and December 31, 2016, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.2 billion ($6 million for FPL) and $1.3 billion ($5 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $75 million (none at FPL) as of March 31, 2017 and $110 million (none at FPL) as of December 31, 2016. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $960 million ($5 million at FPL) as of March 31, 2017 and $990 million ($10 million at FPL) as of December 31, 2016. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $220 million ($120 million at FPL) as of March 31, 2017 and $225 million ($115 million at FPL) as of December 31, 2016.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At March 31, 2017 and December 31, 2016, applicable NEE subsidiaries have posted approximately $2 million (none at FPL) and $1 million (none at FPL), respectively, in cash and $43 million (none at FPL) and $30 million (none at FPL), respectively, in the form of letters of credit each of which could be applied toward the collateral requirements described above. FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Cash Equivalents and Restricted Cash - NEE and FPL hold investments in money market funds. The fair value of these funds is estimated using a market approach based on current observable market prices.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2017
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash:(b)
NEE - equity securities	$307	$—		$—		$307
FPL - equity securities	$87	$—		$—		$87
Special use funds:(c)
NEE:
Equity securities	$1,482	$1,578	(d)	$—		$3,060
U.S. Government and municipal bonds	$328	$162		$—		$490
Corporate debt securities	$1	$796		$—		$797
Mortgage-backed securities	$—	$479		$—		$479
Other debt securities	$—	$115		$—		$115
FPL:
Equity securities	$386	$1,440	(d)	$—		$1,826
U.S. Government and municipal bonds	$245	$134		$—		$379
Corporate debt securities	$—	$575		$—		$575
Mortgage-backed securities	$—	$368		$—		$368
Other debt securities	$—	$102		$—		$102
Other investments:
NEE:
Equity securities	$23	$10		$—		$33
Debt securities	$6	$138		$—		$144
Derivatives:
NEE:
Commodity contracts	$1,504	$1,772		$1,263	$(2,662)	$1,877	(e)
Interest rate contracts	$—	$254		$4	$4	$262	(e)
Foreign currency contracts	$—	$1		$—	$—	$1	(e)
FPL - commodity contracts	$—	$83		$1	$(2)	$82	(e)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,398	$1,028		$437	$(2,434)	$429	(e)
Interest rate contracts	$—	$175		$115	$4	$294	(e)
Foreign currency contracts	$—	$80		$—	$—	$80	(e)
FPL - commodity contracts	$—	$2		$5	$(2)	$5	(e)
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

(b)	Includes restricted cash of approximately $135 million ($87 million for FPL) in other current assets on the condensed consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	See Note 2 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

(b)	Includes restricted cash of approximately $164 million ($120 million for FPL) in other current assets on the condensed consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	See Note 2 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at March 31, 2017 are as follows:

Transaction Type	Fair Value at March 31, 2017		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$737	$214	Discounted cash flow	Forward price (per MWh)	$—	—	$84
Forward contracts - gas	28	11	Discounted cash flow	Forward price (per MMBtu)	$2	—	$6
Forward contracts - other commodity related	2	1	Discounted cash flow	Forward price (various)	$(16)	—	$55
Options - power	46	18	Option models	Implied correlations	1%	—	100%
				Implied volatilities	8%	—	264%
Options - primarily gas	156	166	Option models	Implied correlations	1%	—	100%
				Implied volatilities	1%	—	95%
Full requirements and unit contingent contracts	294	27	Discounted cash flow	Forward price (per MWh)	$(20)	—	$203
				Customer migration rate(a)	—%	—	20%
Total	$1,263	$437
———————————————

(a)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
———————————————
(a)  Assumes the contract is in a gain position.

In addition, the fair value measurement of interest rate contract net liabilities related to the solar projects in Spain of approximately $111 million at March 31, 2017 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the contracts.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31,
	2017		2016
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$578	$1	$538	$—
Realized and unrealized gains (losses):
Included in earnings(a)	216	—	254	—
Included in other comprehensive income(b)	(1)	—	(6)	—
Included in regulatory assets and liabilities	(2)	(2)	(3)	(3)
Purchases	21	—	100	—
Settlements	(85)	(3)	(133)	(5)
Issuances	(16)	—	(74)	—
Transfers in(c)	9	—	3	—
Transfers out(c)	(5)	—	(30)	—
Fair value of net derivatives based on significant unobservable inputs at March 31	$715	$(4)	$649	$(8)
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(d)	$141	$—	$196	$—
———————————————

(a)
For the three months ended March 31, 2017 and 2016, realized and unrealized gains of approximately $215 million and $274 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is primarily reflected in interest expense.

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

(d)
For the three months ended March 31, 2017 and 2016, unrealized gains of approximately $141 million and $216 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	March 31, 2017			December 31, 2016
	Carrying Amount	Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$684	$684		$712		$712
Other investments - primarily notes receivable	$512	$682	(b)	$526		$668	(b)
Long-term debt, including current maturities	$31,299	$32,820	(d)	$30,418	(c)	$31,623	(c)(d)
FPL:
Special use funds(a)	$530	$530		$557		$557
Long-term debt, including current maturities	$10,556	$11,703	(d)	$10,072		$11,211	(d)
———————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

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

(c)
Excludes debt totaling $373 million reflected in liabilities associated with assets held for sale on NEE's condensed consolidated balance sheet for which the carrying amount approximates fair value. See Note 9 - Assets and Liabilities Associated with Assets Held for Sale.

(d)
As of March 31, 2017 and December 31, 2016, for NEE, approximately $30,910 million and $29,804 million, respectively, is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). For FPL, primarily estimated using quoted market prices for the same or similar issues (Level 2).

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of $5,625 million and $5,434 million at March 31, 2017 and December 31, 2016, respectively ($3,780 million and $3,665 million, respectively, for FPL). The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value. The amortized cost of debt and equity securities is approximately $1,878 million and $1,556 million, respectively, at March 31, 2017 and $1,820 million and $1,543 million, respectively, at December 31, 2016 ($1,423 million and $743 million, respectively, at March 31, 2017 and $1,373 million and $764 million, respectively, at December 31, 2016 for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory liability accounts. For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in other - net in NEE's condensed consolidated statements of income. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at March 31, 2017 of approximately nine years at both NEE and FPL. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
	(millions)
Realized gains	$55	$22	$13	$10
Realized losses	$29	$18	$19	$10
Proceeds from sale or maturity of securities	$626	$701	$441	$530

The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(millions)
Equity securities	$1,509	$1,396	$1,087	$1,007
Debt securities	$27	$22	$21	$17

The unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(millions)
Unrealized losses(a)	$24	$34	$20	$28
Fair value	$839	$959	$647	$722
———————————————

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at March 31, 2017 and December 31, 2016 were not material to NEE or FPL.

Regulations issued by the FERC and the NRC provide general risk management guidelines to protect nuclear decommissioning funds and to allow such funds to earn a reasonable return. The FERC regulations prohibit, among other investments, investments in any securities of NEE or its subsidiaries, affiliates or associates, excluding investments tied to market indices or mutual funds. Similar restrictions applicable to the decommissioning funds for NEER's nuclear plants are included in the NRC operating licenses for those facilities or in NRC regulations applicable to NRC licensees not in cost-of-service environments. With respect to the decommissioning fund for Seabrook, decommissioning fund contributions and withdrawals are also regulated by the New Hampshire Nuclear Decommissioning Financing Committee pursuant to New Hampshire law.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4.  Income Taxes

NEE's effective income tax rates for the three months ended March 31, 2017 and 2016 were approximately 30% and 27%, respectively. The 2016 effective tax rate was retrospectively adjusted as discussed in Note 7 - Stock-Based Compensation. The rates for both periods reflect the benefit of PTCs of approximately $28 million and $42 million, respectively, related to NEER's wind projects, as well as ITCs and deferred income taxes associated with grants under the Recovery Act (convertible ITCs) totaling approximately $128 million and $37 million, respectively, related to solar and certain wind projects at NEER.

NEE recognizes PTCs as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year. NEE uses this method of recognizing PTCs for specific reasons, including that PTCs are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations. PTCs, as well as ITCs and deferred income taxes associated with convertible ITCs, can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by the roll off of PTCs after ten years of production (PTC roll off).

5. Pending Business Acquisitions

From July 2016 through October 2016, NEE and certain of its affiliates entered into several agreements with Energy Future Holdings Corp. (EFH), Texas Transmission Holdings Corporation (TTHC), Oncor Management Investment LLC (OMI) and certain of their affiliates, which when combined would result in NEE owning 100% of Oncor Electric Delivery Company LLC (Oncor). The agreements with EFH and TTHC were subject to, among other things, approval by the Public Utility Commission of Texas (PUCT). On April 13, 2017, the PUCT voted that the transactions by which NEE would acquire all equity interests in Oncor are not in the public interest. NEE expects to file a motion for rehearing with the PUCT.

6.  Variable Interest Entities (VIEs)

As of March 31, 2017, NEE had thirty-three VIEs which it consolidated and had interests in certain other VIEs which it did not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $177 million and $216 million at March 31, 2017 and December 31, 2016, respectively, and consisted primarily of storm-recovery property, which are included in both current and noncurrent regulatory assets on NEE's and FPL's condensed consolidated balance sheets. The liabilities of the VIE were approximately $177 million and $214 million at March 31, 2017 and December 31, 2016, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's condensed consolidated balance sheets.

NEER - NEE consolidates thirty-two NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, as well as construction, and has the obligation to absorb expected losses of these VIEs.

A subsidiary of NEER is the primary beneficiary of, and therefore consolidates, NEP, which consolidates NEP OpCo because of NEP’s controlling interest in the general partner of NEP OpCo. NEP is a limited partnership formed to acquire, manage and own contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NEP OpCo. NEE owns a controlling non-economic general partner interest in NEP and a limited partner interest in NEP OpCo, and presents NEP's limited partner interest as a noncontrolling interest in NEE's consolidated financial statements. At March 31, 2017, NEE owned common units of NEP OpCo representing noncontrolling interest in NEP’s operating projects of approximately 65.2%. The assets and liabilities

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

of NEP were approximately $7.1 billion and $4.9 billion, respectively, at March 31, 2017, and $7.2 billion and $5.0 billion, respectively, at December 31, 2016, and primarily consisted of property, plant and equipment and long-term debt.

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generation facilities with the capability of producing 110 MW. These entities sell their electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of the VIE were approximately $87 million and $34 million, respectively, at March 31, 2017 and $95 million and $42 million, respectively, at December 31, 2016, and consisted primarily of property, plant and equipment and long-term debt.

Two indirect subsidiaries of NEER each contributed, to a NEP subsidiary, an approximately 50% ownership interest in three entities which own and operate solar PV facilities with the capability of producing a total of approximately 277 MW. Each of the two indirect subsidiaries of NEER is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NEER. These three entities sell their electric output to third parties under power sales contracts with expiration dates in 2035 and 2036. The three entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs were approximately $567 million and $488 million, respectively, at March 31, 2017 and $571 million and $487 million, respectively, at December 31, 2016, and consisted primarily of property, plant and equipment and long-term debt.

NEER consolidates a special purpose entity that has insufficient equity at risk and is considered a VIE. The entity provided a loan in the form of a note receivable (see Note 3 - Fair Value of Financial Instruments Recorded at Other than Fair Value) to an unrelated third party, and also issued senior secured bonds which are collateralized by the note receivable. The assets and liabilities of the VIE were approximately $513 million and $499 million, respectively, at March 31, 2017, and $502 million and $511 million, respectively at December 31, 2016, and consisted primarily of notes receivables (included in other investments) and long-term debt.

The other twenty-seven NEER VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 6,847 MW and 374 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2018 through 2046 or in the spot market. Certain investors that have no equity at risk in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generation facilities, including certain tax attributes. Certain entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $10.9 billion and $5.9 billion, respectively, at March 31, 2017 and $10.9 billion and $6.9 billion, respectively, at December 31, 2016. At March 31, 2017 and December 31, 2016, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of March 31, 2017 and December 31, 2016, several NEE subsidiaries had investments totaling approximately $2,596 million ($2,130 million at FPL) and $2,505 million ($2,049 million at FPL), respectively, which are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method. These entities are limited partnerships or similar entity structures in which the limited partners or nonmanaging members do not have substantive rights, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $226 million and $234 million at March 31, 2017 and December 31, 2016, respectively, which are included in other investments on NEE’s condensed consolidated balance sheets. Subsidiaries of NEE had committed to invest an additional approximately $30 million in two of the entities as of March 31, 2017 and December 31, 2016.

7.  Common Shareholders' Equity

Stock-Based Compensation - On March 30, 2016, the FASB issued an accounting standards update related to the accounting for employee share-based payment awards including simplification in areas such as (i) income tax consequences; (ii) classification of awards as either equity or liabilities; and (iii) classification on the statement of cash flows. The standards update was effective for NEE beginning January 1, 2017, however, NEE early adopted the provisions of the standards update during the three months ended June 30, 2016 with an effective date of January 1, 2016. Upon adoption, NEE recorded approximately $18 million primarily

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

related to previously unrecognized excess tax benefits in deferred income taxes with a resulting increase to retained earnings as of January 1, 2016. Amounts for the three months ended March 31, 2016 were retrospectively adjusted resulting in an increase to net income attributable to NEE of approximately $17 million, and increases to basic and diluted earnings per share attributable to NEE of $0.04. All other provisions of the standards update did not have a material impact to NEE's condensed consolidated financial statements. The standards update had no effect on FPL.

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended March 31,
	2017	2016
	(millions, except per share amounts)
Numerator - net income attributable to NEE	$1,583	$653
Denominator:
Weighted-average number of common shares outstanding - basic	467.5	460.5
Equity units, performance share awards, stock options, forward sale agreements and restricted stock(a)	2.7	2.9
Weighted-average number of common shares outstanding - assuming dilution	470.2	463.4
Earnings per share attributable to NEE:
Basic	$3.39	$1.42
Assuming dilution	$3.37	$1.41
———————————————

(a)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options, performance share awards and restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 11.9 million and 0.2 million for the three months ended March 31, 2017 and 2016, respectively.

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended March 31, 2017
Balances, December 31, 2016	$(100)		$225		$(83)	$(90)	$(22)	$(70)
Other comprehensive income (loss) before reclassifications	—		34		(3)	16	1	48
Amounts reclassified from AOCI	9	(a)	(16)	(b)	—	—	—	(7)
Net other comprehensive income (loss)	9		18		(3)	16	1	41
Less other comprehensive income attributable to noncontrolling interests	10		—		—	1	—	11
Balances, March 31, 2017	$(101)		$243		$(86)	$(75)	$(21)	$(40)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended March 31, 2016
Balances, December 31, 2015	$(170)		$174		$(62)	$(85)	$(24)	$(167)
Other comprehensive income (loss) before reclassifications	—		8		(7)	20	(3)	18
Amounts reclassified from AOCI	23	(a)	(1)	(b)	—	—	—	22
Net other comprehensive income (loss)	23		7		(7)	20	(3)	40
Less other comprehensive loss attributable to noncontrolling interests	(1)		—		—	(13)	—	(14)
Balances, March 31, 2016	$(146)		$181		$(69)	$(52)	$(27)	$(113)
———————————————

(a)	Reclassified to interest expense and other - net in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

8.  Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEE during the three months ended March 31, 2017 were as follows:

	Principal Amount	Interest Rate		Maturity Date
	(millions)
FPL:
Other long-term debt	$200	Variable	(a)	2018
NEER:
Senior secured limited-recourse term loans	$279	Variable	(a)	2026
Other long-term debt	$200	Variable	(a)	2018 - 2019
———————————————

(a)	Variable rate is based on an underlying index plus a margin. Interest rate swap agreements have been entered into with respect to certain of these issuances. See Note 2.

9.  Summary of Significant Accounting and Reporting Policies

Revenue Recognition - In May 2014, the FASB issued an accounting standards update which provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows from an entity's contracts with customers. The standards update will be effective for NEE and FPL beginning January 1, 2018 with early adoption on January 1, 2017 permitted. The standards update may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as an adjustment to retained earnings as of the date of initial application (modified retrospective method).

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

Accounting for Partial Sales of Nonfinancial Assets - In February 2017, the FASB issued an accounting standards update regarding the accounting for partial sales of nonfinancial assets. NEE and FPL anticipate adopting the standards update on January 1, 2018, concurrent with the FASB's new revenue recognition standard. The standards update may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as an adjustment to retained earnings as of the date of initial application. NEE and FPL are currently evaluating the effect the adoption of this standards update will have on their consolidated financial statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Electric Plant, Depreciation and Amortization - NEER reviews the estimated useful lives of its fixed assets on an ongoing basis. NEER's most recent review indicated that the actual lives of certain equipment at its wind plants are expected to be longer than those previously estimated for depreciation purposes. As a result, effective January 1, 2017, NEER changed the estimated useful lives of certain wind plant equipment from 30 years to 35 years to better reflect the period during which these assets are expected to remain in service. This change increased net income attributable to NEE by approximately $15 million and basic and diluted earnings per share attributable to NEE by approximately $0.03 for the three months ended March 31, 2017. For the year ended December 31, 2017 the change is expected to increase net income attributable to NEE by approximately $60 million.

Assets and Liabilities Associated with Assets Held for Sale - In January 2017, an indirect wholly owned subsidiary of NEE completed the sale of its membership interests in its fiber-optic telecommunications business for net cash proceeds of approximately $1.1 billion, after repayment of $370 million of related long-term debt. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $1.1 billion (approximately $685 million after tax) was recorded in NEE's condensed consolidated statements of income during the three months ended March 31, 2017. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale on NEE's condensed consolidated balance sheets as of December 31, 2016 primarily represent property, plant and equipment and the related long-term debt.

10.  Commitments and Contingencies

Commitments - NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities and the procurement of nuclear fuel. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction and development of wind and solar projects and the procurement of nuclear fuel, as well as the investment in the development and construction of its natural gas pipeline assets. Capital expenditures for Corporate and Other primarily include the cost to maintain existing transmission facilities at NEET.

At March 31, 2017, estimated capital expenditures for the remainder of 2017 through 2021 for which applicable internal approvals (and also, if required, FPSC approvals for FPL or regulatory approvals for acquisitions) have been received were as follows:

	Remainder of 2017	2018	2019	2020	2021	Total
	(millions)
FPL:
Generation:(a)
New(b)	$935	$660	$475	$35	$5	$2,110
Existing	790	755	615	655	510	3,325
Transmission and distribution	1,680	2,400	2,540	2,465	2,675	11,760
Nuclear fuel	45	190	170	210	120	735
General and other	370	275	250	220	250	1,365
Total	$3,820	$4,280	$4,050	$3,585	$3,560	$19,295
NEER:
Wind(c)	$910	$855	$1,125	$30	$25	$2,945
Solar(d)	190	10	5	—	—	205
Nuclear, including nuclear fuel	185	250	230	215	245	1,125
Natural gas pipelines(e)	450	850	40	35	10	1,385
Other	210	40	30	30	30	340
Total	$1,945	$2,005	$1,430	$310	$310	$6,000
Corporate and Other	$40	$60	$90	$50	$40	$280
———————————————

(a)	Includes AFUDC of approximately $69 million, $78 million, $44 million and $5 million for the remainder of 2017 through 2020, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)	Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 2,880 MW.

(d)	Includes capital expenditures for new solar projects and related transmission totaling approximately 140 MW.

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

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Commitments above, FPL has commitments under long-term purchased power and fuel contracts. As of March 31, 2017, FPL is obligated under a take-or-pay purchased power contract to pay for 375 MW annually through 2021. FPL also has various firm pay-for-performance contracts to purchase approximately 114 MW from certain cogenerators and small power producers with expiration dates ranging from 2026 through 2034. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the facilities meeting certain contract conditions. FPL has contracts with expiration dates through 2036 for the purchase and transportation of natural gas and coal, and storage of natural gas. In addition, FPL has entered into 25-year natural gas transportation agreements with each of Sabal Trail and Florida Southeast Connection each of which will build, own and operate a pipeline that will be part of a natural gas pipeline system, for a quantity of 400,000 MMBtu/day beginning mid-2017 and increasing to 600,000 MMBtu/day in mid-2020. These agreements contain firm commitments that are contingent upon the occurrence of certain events, including the completion of construction of the pipeline system to be built by Sabal Trail and Florida Southeast Connection. See Commitments above.

As of March 31, 2017, NEER has entered into contracts with expiration dates ranging from late April 2017 through 2032 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel and has made commitments for the construction of the natural gas pipelines. Approximately $2.9 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas with expiration dates ranging from late April 2017 through 2026.

The required capacity and/or minimum payments under contracts, including those discussed above, as of March 31, 2017 were estimated as follows:

	Remainder of 2017	2018	2019	2020	2021	Thereafter
	(millions)
FPL:
Capacity charges(a)	$55	$65	$50	$20	$20	$250
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$1,150	$935	$860	$910	$905	$12,065
Coal, including transportation	$105	$5	$5	$—	$—	$—
NEER	$1,440	$1,020	$140	$105	$75	$295
Corporate and Other(d)(e)	$60	$20	$—	$5	$—	$—
———————————————

(a)
Capacity charges, substantially all of which are recoverable through the capacity clause, totaled approximately $20 million and $47 million for the three months ended March 31, 2017 and 2016, respectively. Energy charges, which are recoverable through the fuel clause, totaled approximately $16 million and $16 million for the three months ended March 31, 2017 and 2016, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $200 million, $295 million, $290 million, $360 million, $390 million and $7,495 million in 2017, 2018, 2019, 2020, 2021 and thereafter, respectively, of firm commitments, subject to certain conditions as noted above, related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)	Includes an approximately $30 million commitment to invest in clean power and technology businesses primarily in 2017.

(e)	Excludes approximately $445 million and $20 million in 2017 and 2018, respectively, of joint obligations of NEECH and NEER which are included in the NEER amounts above.

In January 2017, FPL assumed ownership of a 330 MW coal-fired generation facility located in Indiantown, Florida (Indiantown generation facility) for a purchase price of $451 million (including existing debt of approximately $218 million). FPL recorded a regulatory asset for approximately $451 million, which is being amortized over nine years and recovered through the capacity clause with a return on the portion of the unamortized balance of the regulatory asset. Prior to assuming ownership of this facility, FPL had a long-term purchased power agreement with this facility for substantially all of its capacity and energy. FPL expects to reduce the plant's operations with the intention of eventually phasing the plant out of service. FPL will recover the fuel costs of the facility through the fuel clause and operating costs through the capacity clause until FPL's next base rate filing where non-fuel cost recovery will be through base rates.

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

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $179 million ($108 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $5 million and $4 million, plus any applicable taxes, respectively.

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of either its transmission and distribution property or natural gas pipeline assets. Should FPL's future storm restoration costs exceed the reserve amount established through the issuance of storm-recovery bonds by a VIE in 2007, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law. In February 2017, the FPSC approved FPL's request to recover through an interim surcharge the eligible storm restoration costs from 2016 that exceeded the reserve amount.

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

11.  Segment Information

NEE's reportable segments are FPL, a rate-regulated electric utility, and NEER, a competitive energy business. Corporate and Other represents other business activities and includes eliminating entries. NEE's segment information is as follows:

	Three Months Ended March 31,
	2017					2016
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other		NEE Consoli- dated
					(millions)
Operating revenues	$2,527	$1,424		$21	$3,972	$2,303	$1,441		$91		$3,835
Operating expenses - net	$1,716	$931		$(1,080)	$1,567	$1,589	$946		$66		$2,601
Net income attributable to NEE	$445	$476	(b)	$662	$1,583	$393	$224	(b)	$36	(c)	$653	(c)
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

(c)
Amounts were retrospectively adjusted to reflect the adoption in the second quarter of 2016 of an accounting standards update related to stock-based compensation. See Note 7 - Stock-Based Compensation.

	March 31, 2017				December 31, 2016
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$47,050	$42,702	$1,453	$91,205	$45,501	$41,743	$2,749	$89,993

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL. NEECH’s debentures and junior subordinated debentures including those that were registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended March 31,
	2017				2016
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)(b)	NEECH	Other(a)	NEE Consoli- dated(b)
				(millions)
Operating revenues	$—	$1,462	$2,510	$3,972	$—	$1,535	$2,300	$3,835
Operating expenses - net	(6)	150	(1,711)	(1,567)	(4)	(1,005)	(1,592)	(2,601)
Interest expense	—	(241)	(119)	(360)	—	(397)	(112)	(509)
Equity in earnings of subsidiaries	1,563	—	(1,563)	—	638	—	(638)	—
Other income (deductions) - net	—	229	(8)	221	—	147	24	171
Income (loss) before income taxes	1,557	1,600	(891)	2,266	634	280	(18)	896
Income tax expense (benefit)	(26)	450	251	675	(19)	30	231	242
Net income (loss)	1,583	1,150	(1,142)	1,591	653	250	(249)	654
Less net income attributable to noncontrolling interests	—	8	—	8	—	1	—	1
Net income (loss) attributable to NEE	$1,583	$1,142	$(1,142)	$1,583	$653	$249	$(249)	$653
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

(b)
Amounts were retrospectively adjusted to reflect the adoption in the second quarter of 2016 of an accounting standards update related to stock-based compensation. See Note 7 - Stock-Based Compensation.

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31,
	2017				2016
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)(b)	NEECH	Other(a)	NEE Consoli- dated(b)
				(millions)
Comprehensive income (loss) attributable to NEE	$1,613	$1,175	$(1,175)	$1,613	$707	$310	$(310)	$707
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

(b)
Amounts were retrospectively adjusted to reflect the adoption in the second quarter of 2016 of an accounting standards update related to stock-based compensation. See Note 7 - Stock-Based Compensation.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2017				December 31, 2016
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$28	$39,401	$49,739	$89,168	$28	$38,671	$48,314	$87,013
Accumulated depreciation and amortization	(19)	(8,104)	(12,645)	(20,768)	(18)	(7,778)	(12,305)	(20,101)
Total property, plant and equipment - net	9	31,297	37,094	68,400	10	30,893	36,009	66,912
CURRENT ASSETS
Cash and cash equivalents	1	571	28	600	1	1,258	33	1,292
Receivables	263	1,413	484	2,160	88	1,615	736	2,439
Other	1	1,393	1,673	3,067	2	1,877	1,799	3,678
Total current assets	265	3,377	2,185	5,827	91	4,750	2,568	7,409
OTHER ASSETS
Investment in subsidiaries	25,468	—	(25,468)	—	24,323	—	(24,323)	—
Other	775	9,619	6,584	16,978	867	8,992	5,813	15,672
Total other assets	26,243	9,619	(18,884)	16,978	25,190	8,992	(18,510)	15,672
TOTAL ASSETS	$26,517	$44,293	$20,395	$91,205	$25,291	$44,635	$20,067	$89,993
CAPITALIZATION
Common shareholders' equity	$25,497	$8,756	$(8,756)	$25,497	$24,341	$7,699	$(7,699)	$24,341
Noncontrolling interests	—	972	—	972	—	990	—	990
Long-term debt	—	18,367	10,172	28,539	—	18,112	9,706	27,818
Total capitalization	25,497	28,095	1,416	55,008	24,341	26,801	2,007	53,149
CURRENT LIABILITIES
Debt due within one year	—	3,466	1,859	5,325	—	2,237	785	3,022
Accounts payable	1	639	597	1,237	1	2,668	778	3,447
Other	311	1,580	1,308	3,199	231	2,624	1,595	4,450
Total current liabilities	312	5,685	3,764	9,761	232	7,529	3,158	10,919
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	859	1,953	2,812	—	816	1,920	2,736
Deferred income taxes	85	3,240	8,402	11,727	82	3,002	8,017	11,101
Other	623	6,414	4,860	11,897	636	6,487	4,965	12,088
Total other liabilities and deferred credits	708	10,513	15,215	26,436	718	10,305	14,902	25,925
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$26,517	$44,293	$20,395	$91,205	$25,291	$44,635	$20,067	$89,993
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31,
	2017				2016
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$522	$533	$309	$1,364	$728	$613	$204	$1,545
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(3,413)	(1,766)	(5,179)	—	(2,683)	(1,196)	(3,879)
Proceeds from sale of the fiber-optic telecommunications business	—	1,484	—	1,484	—	—	—	—
Capital contributions from NEE	(38)	—	38	—	(321)	—	321	—
Proceeds from sale or maturity of securities in special use funds and other investments	—	243	492	735	—	293	530	823
Purchases of securities in special use funds and other investments	—	(285)	(519)	(804)	—	(294)	(544)	(838)
Proceeds from sale of a noncontrolling interest in subsidiaries	—	—	—	—	—	292	—	292
Other - net	1	6	23	30	—	(97)	18	(79)
Net cash used in investing activities	(37)	(1,965)	(1,732)	(3,734)	(321)	(2,489)	(871)	(3,681)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	489	200	689	—	1,250	—	1,250
Retirements of long-term debt	—	(514)	(34)	(548)	—	(333)	(34)	(367)
Proceeds from other short-term debt	—	—	200	200	—	—	500	500
Net change in commercial paper	—	1,085	956	2,041	—	692	494	1,186
Issuances of common stock - net	7	—	—	7	17	—	—	17
Dividends on common stock	(460)	—	—	(460)	(401)	—	—	(401)
Contributions from (dividends to) NEE	—	(89)	89	—	—	312	(312)	—
Other - net	(32)	(226)	7	(251)	(21)	2	27	8
Net cash provided by (used in) financing activities	(485)	745	1,418	1,678	(405)	1,923	675	2,193
Net increase (decrease) in cash and cash equivalents	—	(687)	(5)	(692)	2	47	8	57
Cash and cash equivalents at beginning of period	1	1,258	33	1,292	—	546	25	571
Cash and cash equivalents at end of period	$1	$571	$28	$600	$2	$593	$33	$628
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves approximately 4.9 million customer accounts in Florida and is one of the largest rate-regulated electric utilities in the U.S., and NEER, which together with affiliated entities is the largest generator in the world of renewable energy from the wind and sun based on MWh produced in 2016. The table below presents net income attributable to NEE and earnings per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER, and by Corporate and Other, which is primarily comprised of the operating results of NEET and other business activities, as well as other income and expense items, including interest expense, income taxes and eliminating entries. See Note 11 for additional segment information. The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2016 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

	Net Income Attributable to NEE		Earnings Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
	(millions)
FPL	$445	$393	$0.95	$0.85
NEER(a)	476	224	1.01	0.48
Corporate and Other(b)	662	36	1.41	0.08
NEE	$1,583	$653	$3.37	$1.41
———————————————

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt.

(b)
Amounts were retrospectively adjusted to reflect the adoption in the second quarter of 2016 of an accounting standards update related to stock-based compensation. See Note 7 - Stock-Based Compensation.

Adjusted Earnings

NEE prepares its financial statements under GAAP. However, management uses earnings excluding certain items (adjusted earnings), a non-GAAP financial measure, internally for financial planning, analysis of performance and reporting of results to the Board of Directors and as an input in determining performance-based compensation under NEE’s employee incentive compensation plans. NEE also uses adjusted earnings when communicating its financial results and earnings outlook to analysts and investors. NEE’s management believes adjusted earnings provides a more meaningful representation of NEE's fundamental earnings power. Although the excluded amounts are properly included in the determination of net income under GAAP, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing. Adjusted earnings do not represent a substitute for net income, as prepared under GAAP.

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

In order to make period to period comparisons more meaningful, adjusted earnings also exclude expenses incurred associated with the proposed merger between NEE, Hawaiian Electric Industries, Inc. (HEI) and two wholly owned direct subsidiaries of NEE, which was terminated effective July 16, 2016, and expenses associated with the pending business acquisitions discussed in Note 5, the after-tax operating results associated with the solar projects in Spain, the after-tax gain on sale of the fiber-optic telecommunications business (see Note 9 - Assets and Liabilities Associated with Assets Held for Sale) and the resolution of contingencies related to a previous asset sale which was recorded in the first quarter of 2016 as gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended March 31,
	2017	2016
	(millions)
Net unrealized mark-to-market gains (losses) from non-qualifying hedge activity(a)	$109	$(74)
Losses from OTTI on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals	$—	$(4)
Operating results of solar projects in Spain - NEER	$(8)	$(3)
Merger-related expenses - Corporate and Other	$(23)	$(3)
Gain on sale of the fiber-optic telecommunications business - Corporate and Other	$685	$—
Resolution of contingencies related to a previous asset sale - NEER	$—	$5
———————————————

(a)
For the three months ended March 31, 2017 and 2016, approximately $127 million of gains and $80 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

The change in unrealized mark-to-market activity from non-qualifying hedges is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended March 31, 2017 was higher than the prior year period by $930 million, reflecting higher results at FPL, NEER and Corporate and Other.

FPL's increase in net income for the three months ended March 31, 2017 was primarily driven by continued investments in plant in service and other property while earning an 11.50% regulatory ROE on its retail rate base.

NEER's results increased for the three months ended March 31, 2017 reflecting net unrealized gains from non-qualifying hedge activity compared to losses from such hedges in the prior year period and contributions from new investments, partly offset by higher interest and other general and administrative expenses, lower earnings on gas infrastructure and existing assets and lower results from customer supply and proprietary power and gas trading.

Corporate and Other's results increased for the three months ended March 31, 2017 primarily due to the gain on sale of the fiber-optic telecommunications business.

NEE's effective income tax rates for the three months ended March 31, 2017 and 2016 were approximately 30% and 27%, respectively. The rates for both periods reflect the benefit of PTCs for NEER's wind projects, as well as ITCs and deferred income taxes associated with convertible ITCs for solar and certain wind projects at NEER. PTCs, ITCs and deferred income taxes associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off. PTCs for the three months ended March 31, 2017 and 2016 were approximately $28 million and $42 million, respectively. ITCs and deferred income taxes associated with convertible ITCs for the three months ended March 31, 2017 and 2016 were approximately $128 million and $37 million, respectively. See Note 4.

FPL:  Results of Operations

The $52 million increase in FPL's net income for the three months ended March 31, 2017 was primarily driven by higher earnings from investments in plant in service and other property. Such investments grew FPL's average retail rate base for the three months ended March 31, 2017 by approximately $3.8 billion when compared to the same period in the prior year, reflecting, among other things, the modernized Port Everglades Clean Energy Center that was placed in service on April 1, 2016 (Port Everglades power plant) and ongoing transmission and distribution additions.

The use of reserve amortization for the three months ended March 31, 2017 is permitted by a December 2016 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement) and, for the prior period, a January 2013 FPSC final order approving a stipulation and settlement between FPL and several intervenors in a prior base rate proceeding (2012 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 and 2012 rate agreements, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and revenue and costs not recoverable from retail customers by the FPSC. During the three months ended March 31, 2017 and 2016, FPL recorded reserve amortization of approximately $211 million and $176 million, respectively.

Operating Revenues
FPL’s operating revenues increased $224 million during the three months ended March 31, 2017 primarily related to an increase of approximately $115 million in retail base revenues and the absence of an $81 million net deferral of retail fuel revenues in the prior year period. The increase in retail base revenues reflects additional revenues of approximately $82 million related to new retail base rates under the 2016 rate agreement and $45 million related to the modernized Port Everglades power plant. Retail base revenues during the three months ended March 31, 2017 were also impacted by a 2.5% decrease in the average usage per retail customer and a 1.3% increase in the average number of customer accounts, as well as the absence of a 2016 leap year day. During the three months ended March 31, 2016, FPL’s revenues were reduced by the net deferral of retail fuel revenues of approximately $81 million due to the overrecovery of costs through rates largely related to lower natural gas costs than previously estimated.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense increased $68 million for the three months ended March 31, 2017 primarily related to approximately $112 million of higher fuel and energy prices, partly offset by a decrease in capacity fees primarily related to the Indiantown generation facility long-term purchased power agreement after FPL assumed ownership of the Indiantown generation facility in January 2017 (see Note 10 - Contracts).

Depreciation and Amortization Expense
Depreciation and amortization expense increased $54 million during the three months ended March 31, 2017 primarily reflecting higher depreciation rates as a result of the 2016 rate agreement and higher plant in service balances, partly offset by the impact of reserve amortization. FPL recognized approximately $211 million of reserve amortization during the three months ended March 31, 2017 compared to $176 million in the prior year period. Reserve amortization reflects adjustments to accumulated depreciation and the fossil dismantlement reserve provided under the 2016 and 2012 rate agreements in order to achieve the targeted regulatory ROE. At March 31, 2017, approximately $1,039 million of the reserve remains available for future amortization over the term of the 2016 rate agreement. Reserve amortization is recorded as a reduction to accrued asset removal costs which is reflected in noncurrent regulatory liabilities on the condensed consolidated balance sheets.

NEER: Results of Operations

NEER’s net income less net income attributable to noncontrolling interests for the three months ended March 31, 2017 and 2016 was $476 million and $224 million, respectively, representing an increase of $252 million. The primary drivers, on an after-tax basis, of the changes are in the following table.

Increase (Decrease) From Prior Year Period
Three Months Ended March 31, 2017
(millions)
New investments(a)	$169
Existing assets(a)	(11)
Gas infrastructure(b)	(51)
Customer supply and proprietary power and gas trading(b)	(17)
Interest and other general and administrative expenses(c)	(42)
Other	3
Change in unrealized mark-to-market non-qualifying hedge activity(d)	207
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	4
Operating results of the solar projects in Spain(d)	(5)
Resolution of contingencies related to a previous asset sale(d)	(5)
Increase in net income less net income attributable to noncontrolling interests	$252
———————————————

(a)
Reflects after-tax project contributions, including PTCs, ITCs and deferred income taxes and other benefits associated with convertible ITCs for wind and solar projects, as applicable, but excludes allocation of interest expense or corporate general and administrative expenses. Results from projects are included in new investments during the first twelve months of operation or ownership. Project results are included in existing assets beginning with the thirteenth month of operation.

(b)	Excludes allocation of interest expense and corporate general and administrative expenses.

(c)	Includes differential membership interest costs.

(d)	See Overview - Adjusted Earnings for additional information.

New Investments

Results from new investments for the three months ended March 31, 2017 increased due to:

•
higher earnings of approximately $149 million, including the deferred income taxes and other benefits associated with ITCs and convertible ITCs, related to the addition of approximately 1,563 MW of wind generation and 1,261 MW of solar generation during or after the three months ended March 31, 2016, and

•	higher earnings of approximately $20 million related to additional investments in natural gas pipeline projects.

Gas Infrastructure

The decrease in gas infrastructure results for the three months ended March 31, 2017 is primarily due to the absence of gains from exiting the hedged positions on a number of future gas production opportunities in the prior year period; such gains were previously reflected in unrealized mark-to-market non-qualifying hedge activity. The decrease also reflects lower commodity prices and increased depreciation expense reflecting higher depletion rates. NEER continues to monitor its oil and gas producing properties for potential impairments due to low prices for oil and natural gas commodity products.

Customer Supply and Proprietary Power and Gas Trading

Results from customer supply and proprietary power and gas trading decreased for the three months ended March 31, 2017 primarily due to lower margins and less favorable market conditions related to mild weather as compared to the same period in 2016.

Interest and Other General and Administrative Expenses

For the three months ended March 31, 2017, interest and other general and administrative expenses reflect higher borrowing and other costs to support the growth of the business.

Other Factors

Supplemental to the primary drivers of the changes in NEER's net income less net income attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended March 31, 2017 decreased $17 million primarily due to:

•
lower revenues from existing assets of $164 million primarily reflecting the sale of certain natural gas generation facilities in 2016 and weather-related decrease in dispatch in Maine, offset in part by higher revenues from wind assets due to stronger wind resource, and

•	lower revenues from the gas infrastructure business of $71 million, partly offset by,

•
higher unrealized mark-to-market gains from non-qualifying commodity hedges ($207 million of gains for the three months ended March 31, 2017 compared to $78 million for the comparable period in 2016), and

•	higher revenues from new investments of approximately $78 million.

Operating Expenses - net
Operating expenses - net for the three months ended March 31, 2017 decreased $15 million primarily due to:

•
lower fuel expense of approximately $68 million primarily due to the sale of certain natural gas generation facilities in 2016 offset in part by higher fuel purchases for the proprietary power and gas trading business, partly offset by,

•	higher operating expenses associated with new investments of approximately $48 million.

Interest Expense
NEER’s interest expense for the three months ended March 31, 2017 decreased approximately $179 million primarily reflecting $10 million of unfavorable changes in the fair value of interest rate derivative instruments compared to $197 million of unfavorable changes in the comparable period in 2016.

Tax Credits, Benefits and Expenses
PTCs from wind projects and ITCs and deferred income taxes associated with convertible ITCs from solar and certain wind projects are reflected in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. A portion of the PTCs and ITCs have been allocated to investors in connection with sales of differential membership interests. Also see Summary above and Note 4 for a discussion of PTCs, ITCs and deferred income taxes associated with convertible ITCs.

Capital Initiatives

During the three months ended March 31, 2017, NEER placed into service approximately 99 MW of new wind generation, 114 MW of additional repowering generation and 117 MW of new solar generation.

Corporate and Other: Results of Operations

Corporate and Other is primarily comprised of the operating results of NEET and other business activities, as well as corporate interest income and expenses. Corporate and Other allocates a portion of NEECH's corporate interest expense to NEER. Interest expense is allocated based on a deemed capital structure of 70% debt and, for purposes of allocating NEECH's corporate interest expense, the deferred credit associated with differential membership interests sold by NEER's subsidiaries is included with debt. Each subsidiary’s income taxes are calculated based on the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits. Any remaining consolidated income tax benefits or expenses are recorded at Corporate and Other.

Corporate and Other's results increased $626 million during the three months ended March 31, 2017 primarily due to the approximately $685 million after-tax gain on sale of the fiber-optic telecommunications business in January 2017. See Note 9 - Assets and Liabilities Associated with Assets Held for Sale. In addition, Corporate and Other's results reflect an increase in interest expense for the three months ended March 31, 2017 primarily due to unrealized losses on interest rate and foreign currency derivative instruments, foreign currency transaction losses and investment losses.

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

Cash Flows

NEE's sources and uses of cash for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(millions)
Sources of cash:
Cash flows from operating activities	$1,364	$1,545
Long-term borrowings	689	1,250
Proceeds from sale of the fiber-optic telecommunications business	1,484	—
Issuances of common stock - net	7	17
Net increase in commercial paper and other short-term debt	2,239	1,686
Proceeds from sale of a noncontrolling interest in subsidiaries	—	292
Other sources - net	30	8
Total sources of cash	5,813	4,798
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(5,179)	(3,879)
Retirements of long-term debt	(548)	(367)
Dividends	(460)	(401)
Other uses - net	(318)	(94)
Total uses of cash	(6,505)	(4,741)
Net increase (decrease) in cash and cash equivalents	$(692)	$57

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. The following table provides a summary of the major capital investments for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(millions)
FPL:
Generation:
New	$357	$284
Existing	527	126
Transmission and distribution	516	467
Nuclear fuel	79	62
General and other	72	168
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	215	88
Total	1,766	1,195
NEER:
Wind	2,340	1,543
Solar	451	765
Nuclear, including nuclear fuel	89	64
Natural gas pipelines	393	131
Other	114	138
Total	3,387	2,641
Corporate and Other	26	43
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$5,179	$3,879

Liquidity

At March 31, 2017, NEE's total net available liquidity was approximately $7.7 billion. The table below provides the components of FPL's and NEECH's net available liquidity at March 31, 2017:

					Maturity Date
	FPL	NEECH	Total		FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$2,916	$4,964	$7,880		2018 - 2022	2018 - 2022
Issued letters of credit	(3)	(358)	(361)
	2,913	4,606	7,519

Revolving credit facilities	1,155	1,485	2,640		2017 - 2019	2018 - 2022
Borrowings	(1,000)	—	(1,000)
	155	1,485	1,640

Letter of credit facilities(b)	—	550	550			2017 - 2020
Issued letters of credit	—	(326)	(326)
	—	224	224

Subtotal	3,068	6,315	9,383

Cash and cash equivalents	27	571	598
Commercial paper and other short-term borrowings outstanding	(1,224)	(1,085)	(2,309)
Net available liquidity	$1,871	$5,801	$7,672	(c)
———————————————

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

(b)	Only available for the issuance of letters of credit.

(c)	Excludes two variable rate bi-lateral term loan agreements totaling $7.5 billion discussed below.

Additionally, at March 31, 2017, certain subsidiaries of NEP had credit or loan facilities with available liquidity as set forth in the table below.

	Amount	Amount Remaining Available at March 31, 2017	Rate	Maturity Date	Related Project Use
	(millions)
Senior secured revolving credit facility(a)	$250	$240	Variable	2019	Working capital, expansion projects, acquisitions and general business purposes
Senior secured limited-recourse revolving loan facility(b)	$150	$—	Variable	2020	General business purposes
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

In February 2017, NEECH entered into two variable rate bi-lateral term loan agreements each providing for a $3.75 billion short-term, non-revolving term loan facility, for a total of $7.5 billion, the loan proceeds of which are available for general corporate purposes, including to finance a portion of the purchase price payable by NEE for the acquisition of Oncor, in the event such acquisition is consummated (see Note 5). The obligation to make loans pursuant to these bi-lateral term loan agreements terminates in August 2017 and each loan agreement expires in February 2018. Each of these bi-lateral term loan agreements contain default and related acceleration provisions relating to, among other things, the failure to make required payments or to observe other covenants in the loan agreement, including financial covenants relating to the ratio of NEE’s funded debt to total capitalization, and certain bankruptcy-related events. NEE guarantees the payment of debt obligations under the loan agreements pursuant to a 1998 guarantee agreement. There are currently no amounts outstanding under these facilities.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At March 31, 2017, NEE believes that there is no material exposure related to these guarantee arrangements.

NEE subsidiaries issue guarantees related to equity contribution agreements associated with the development, construction and financing of certain power generation facilities, engineering, procurement and construction agreements and natural gas pipeline development projects. Commitments associated with these activities are included in the contracts table in Note 10.

In addition, as of March 31, 2017, NEE subsidiaries had approximately $2.5 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs and the non-receipt of proceeds from cash grants under the Recovery Act, as well as other types of contractual obligations.

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. As of March 31, 2017, these guarantees totaled approximately $722 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. As of March 31, 2017, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at March 31, 2017) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $677 million.

As of March 31, 2017, subsidiaries of NEE also had approximately $1.1 billion of standby letters of credit and approximately $288 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

In addition, as part of contract negotiations in the normal course of business, certain subsidiaries of NEE have agreed and in the future may agree to make payments to compensate or indemnify other parties, including those associated with asset divestitures, for possible unfavorable financial consequences resulting from specified events. The specified events may include, but are not limited to, an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in tax law or interpretations of the tax law, or the triggering of cash grant recapture provisions under the Recovery Act. NEE is unable to estimate the maximum potential amount of future payments under some of these contracts because events that would obligate them to make payments have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence.

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

Accounting for Partial Sales of Nonfinancial Assets - In February 2017, the FASB issued an accounting standards update regarding the accounting for partial sales of nonfinancial assets. See Note 9 - Accounting for Partial Sales of Nonfinancial Assets.

Stock-Based Compensation - During the second quarter of 2016, NEE early adopted the provisions of an accounting standards update related to the accounting for employee share-based payment awards resulting in certain first quarter 2016 amounts being retrospectively adjusted. See Note 7 - Stock-Based Compensation.

Amendments to Presentation of Retirement Benefits - In March 2017, the FASB issued an accounting standards update that requires certain changes in classification of components of net periodic pension and postretirement benefit costs within the income statement and allows only the service cost component to be eligible for capitalization. See Note 1 - Amendments to Presentation of Retirement Benefits.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2017 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended March 31, 2017
Fair value of contracts outstanding at December 31, 2016	$430	$984	$208	$1,622
Reclassification to realized at settlement of contracts	(44)	(69)	(26)	(139)
Inception value of new contracts	1	—	—	1
Net option premium purchases (issuances)	1	4	—	5
Changes in fair value excluding reclassification to realized	97	195	(105)	187
Fair value of contracts outstanding at March 31, 2017	485	1,114	77	1,676
Net margin cash collateral paid (received)				(228)
Total mark-to-market energy contract net assets (liabilities) at March 31, 2017	$485	$1,114	$77	$1,448

NEE's total mark-to-market energy contract net assets (liabilities) at March 31, 2017 shown above are included on the condensed consolidated balance sheets as follows:

March 31, 2017
(millions)
Current derivative assets	$522
Noncurrent derivative assets	1,355
Current derivative liabilities	(198)
Noncurrent derivative liabilities	(231)
NEE's total mark-to-market energy contract net assets	$1,448

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2017 were as follows:

	Maturity
	2017	2018	2019	2020	2021	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$64	$16	$9	$(6)	$(3)	$—	$80
Significant other observable inputs	14	32	7	(2)	(13)	(16)	22
Significant unobservable inputs	136	51	34	39	33	90	383
Total	214	99	50	31	17	74	485
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	9	14	4	1	(2)	—	26
Significant other observable inputs	114	121	127	106	92	80	640
Significant unobservable inputs	26	28	30	36	36	292	448
Total	149	163	161	143	126	372	1,114
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	82	—	—	—	—	—	82
Significant unobservable inputs	(3)	(2)	—	—	—	—	(5)
Total	79	(2)	—	—	—	—	77
Total sources of fair value	$442	$260	$211	$174	$143	$446	$1,676

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2016 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended March 31, 2016
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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2016	$—	$4	$4	$46	$62	$23	$46	$57	$23
March 31, 2017	$—	$3	$3	$25	$23	$16	$25	$21	$17
Average for the three months ended March 31, 2017	$—	$3	$3	$47	$40	$18	$47	$39	$19
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	March 31, 2017			December 31, 2016
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,881	$1,881	(a)	$1,809	$1,809	(a)
Other investments:
Debt securities	$130	$130	(a)	$123	$123	(a)
Primarily notes receivable	$512	$682	(b)	$526	$668	(b)
Long-term debt, including current maturities	$31,299	$32,820	(c)	$30,418	$31,623	(c)
Interest rate contracts - net unrealized gains (losses)	$(32)	$(32)	(d)	$4	$4	(d)
FPL:
Fixed income securities - special use funds	$1,424	$1,424	(a)	$1,363	$1,363	(a)
Long-term debt, including current maturities	$10,556	$11,703	(c)	$10,072	$11,211	(c)
———————————————

(a)	Primarily estimated using a market approach based on quoted market prices for these or similar issues.

(b)	Primarily estimated using an income approach utilizing a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(c)
Estimated using either a market approach based on quoted market prices for the same or similar issues or an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor.

(d)	Modeled internally using an income approach utilizing a discounted cash flow valuation technique and applying a credit valuation adjustment.

The special use funds of NEE and FPL consist of restricted funds set aside to cover the cost for the decommissioning of NEE's and FPL's nuclear power plants. A portion of these funds is invested in fixed income debt securities primarily carried at estimated fair value. At FPL, changes in fair value, including any OTTI losses, result in a corresponding adjustment to the related liability accounts based on current regulatory treatment. The changes in fair value of NEE's non-rate regulated operations result in a corresponding adjustment to OCI, except for impairments deemed to be other than temporary, including any credit losses, which are reported in current period earnings. The nuclear decommissioning funds are generally invested in longer-term securities, as decommissioning activities are not scheduled to begin until at least 2030 (2032 at FPL).

As of March 31, 2017, NEE had interest rate contracts with a notional amount of approximately $15.4 billion related to outstanding and expected future debt issuances and borrowings, of which approximately $13.8 billion manages exposure to the variability of cash flows associated with outstanding and expected future debt issuances at NEECH and NEER. The remaining $1.6 billion of notional amount of interest rate contracts effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $1,547 million ($457 million for FPL) at March 31, 2017.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $3,060 million and $2,913 million ($1,826 million and $1,745 million for FPL) at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $288 million ($171 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. As of March 31, 2017, approximately 95% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of March 31, 2017.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2016 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2016 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered. The risks described in the 2016 Form 10-K are not the only risks facing NEE and FPL. Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Information regarding purchases made by NEE of its common stock during the three months ended March 31, 2017 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
1/1/17 - 1/31/17	—	—	—	13,274,748
2/1/17 - 2/28/17	70,364	$126.86	—	13,274,748
3/1/17 - 3/31/17	513	$131.50	—	13,274,748
Total	70,877	$126.89	—
————————————

(a)
Includes: (1) in February 2017, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in March 2017, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP) to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was most recently reaffirmed and ratified by the Board of Directors in July 2011.

Item 5. Other Information

(a)
Oncor Electric Delivery Holdings Company LLC and Oncor Electric Delivery Company LLC (collectively Oncor) advised NEE that effective April 17, 2017 they were suspending all obligations set forth in the August 4, 2016 Letter Agreement among NEE, EFH Merger Co. and Oncor for 60 days and such obligations are of no force or effect during such period; provided that Oncor’s right to terminate the Letter Agreement, among other things, remain in effect during the suspension period.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*10(a)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2017 (filed as Exhibit 10(ll) to Form 10-K for the year ended December 31, 2016, File No. 1-8841)	x
*10(b)	Form of Bi-lateral Term Loan Agreement between NextEra Energy Capital Holdings, Inc. and the Lender dated February 7, 2017 (filed as Exhibit 10 to Form 8-K dated February 10, 2017, File No. 1-8841)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
_________________________

*	Incorporated herein by reference

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

Date: April 21, 2017

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