Form 10-Q
period 2017-06-30
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2017-07-26
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding as of June 30, 2017: 469,234,339

Number of shares of Florida Power & Light Company common stock, without par value, outstanding as of June 30, 2017, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
OPERATING REVENUES	$4,404	$3,817	$8,377	$7,651
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	1,018	960	1,917	1,888
Other operations and maintenance	836	843	1,631	1,642
Merger	4	2	15	6
Depreciation and amortization	886	742	1,505	1,279
Gains on disposal of a business/assets - net	(1)	(254)	(1,101)	(254)
Taxes other than income taxes and other - net	376	355	720	687
Total operating expenses - net	3,119	2,648	4,687	5,248
OPERATING INCOME	1,285	1,169	3,690	2,403
OTHER INCOME (DEDUCTIONS)
Interest expense	(430)	(602)	(790)	(1,111)
Benefits associated with differential membership interests - net	119	77	244	161
Equity in earnings of equity method investees	66	44	97	76
Allowance for equity funds used during construction	25	17	47	42
Interest income	19	20	39	39
Gains on disposal of investments and other property - net	3	12	48	27
Other - net	6	26	(16)	22
Total other deductions - net	(192)	(406)	(331)	(744)
INCOME BEFORE INCOME TAXES	1,093	763	3,359	1,659
INCOME TAXES	289	219	964	461
NET INCOME	804	544	2,395	1,198
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	11	4	19	5
NET INCOME ATTRIBUTABLE TO NEE	$793	$540	$2,376	$1,193
Earnings per share attributable to NEE:
Basic	$1.69	$1.17	$5.08	$2.59
Assuming dilution	$1.68	$1.16	$5.05	$2.57
Dividends per share of common stock	$0.9825	$0.87	$1.965	$1.74
Weighted-average number of common shares outstanding:
Basic	467.9	461.3	467.7	460.9
Assuming dilution	471.7	464.6	471.0	464.0

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET INCOME	$804	$544	$2,395	$1,198
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive loss to net income (net of $1, $10, $4 and $23 tax expense, respectively)	5	13	14	36
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $19, $12, $45 and $19 tax expense, respectively)	26	17	60	25
Reclassification from accumulated other comprehensive loss to net income (net of $1, $3, $11 and $4 tax benefit, respectively)	(1)	(5)	(17)	(6)
Defined benefit pension and other benefits plans (net of $6 and $4 tax expense and $4 tax benefit, respectively)	10	—	7	(7)
Net unrealized gains on foreign currency translation (net of less than $1 tax expense for all periods)	5	8	21	28
Other comprehensive loss related to equity method investee (net of less than $1, $1 and $3 tax benefit, respectively)	(1)	(1)	—	(4)
Total other comprehensive income, net of tax	44	32	85	72
COMPREHENSIVE INCOME	848	576	2,480	1,270
LESS COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	12	5	31	(8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$836	$571	$2,449	$1,278

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	June 30, 2017	December 31, 2016
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$83,317	$80,150
Nuclear fuel	2,038	2,131
Construction work in progress	5,349	4,732
Accumulated depreciation and amortization	(21,048)	(20,101)
Total property, plant and equipment - net ($13,807 and $14,632 related to VIEs, respectively)	69,656	66,912
CURRENT ASSETS
Cash and cash equivalents	642	1,292
Customer receivables, net of allowances of $7 and $5, respectively	1,950	1,784
Other receivables	530	655
Materials, supplies and fossil fuel inventory	1,313	1,289
Regulatory assets	442	524
Derivatives	546	885
Assets held for sale	—	452
Other	524	528
Total current assets	5,947	7,409
OTHER ASSETS
Special use funds	5,756	5,434
Other investments ($474 and $479 related to a VIE, respectively)	2,950	2,482
Prepaid benefit costs	1,187	1,177
Regulatory assets ($76 and $107 related to a VIE, respectively)	2,226	1,894
Derivatives	1,428	1,350
Other	3,740	3,335
Total other assets	17,287	15,672
TOTAL ASSETS	$92,890	$89,993
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 469 and 468, respectively)	$5	$5
Additional paid-in capital	9,004	8,948
Retained earnings	16,914	15,458
Accumulated other comprehensive income (loss)	3	(70)
Total common shareholders' equity	25,926	24,341
Noncontrolling interests	950	990
Total equity	26,876	25,331
Long-term debt ($5,658 and $5,080 related to VIEs, respectively)	30,392	27,818
Total capitalization	57,268	53,149
CURRENT LIABILITIES
Commercial paper	2,115	268
Other short-term debt	255	150
Current maturities of long-term debt	1,762	2,604
Accounts payable	1,814	3,447
Customer deposits	457	470
Accrued interest and taxes	744	480
Derivatives	277	404
Accrued construction-related expenditures	546	1,120
Regulatory liabilities	125	299
Liabilities associated with assets held for sale	—	451
Other	855	1,226
Total current liabilities	8,950	10,919
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,845	2,736
Deferred income taxes	12,102	11,101
Regulatory liabilities	4,750	4,906
Derivatives	507	477
Deferral related to differential membership interests - VIEs	4,358	4,656
Other	2,110	2,049
Total other liabilities and deferred credits	26,672	25,925
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$92,890	$89,993

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,395	$1,198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,505	1,279
Nuclear fuel and other amortization	143	188
Unrealized losses on marked to market derivative contracts - net	14	452
Foreign currency transaction losses (gains)	(12)	90
Deferred income taxes	886	406
Cost recovery clauses and franchise fees	10	137
Acquisition of purchased power agreement	(258)	—
Gains on disposal of a business/assets - net	(1,149)	(279)
Recoverable storm-related costs	(105)	9
Other - net	(117)	(134)
Changes in operating assets and liabilities:
Current assets	(232)	(12)
Noncurrent assets	(105)	(74)
Current liabilities	149	47
Noncurrent liabilities	41	(37)
Net cash provided by operating activities	3,165	3,270
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(2,648)	(2,129)
Independent power and other investments of NEER	(4,106)	(3,719)
Nuclear fuel purchases	(149)	(115)
Other capital expenditures and other investments	(34)	(103)
Proceeds from sale of the fiber-optic telecommunications business	1,482	—
Sale of independent power and other investments of NEER	42	396
Proceeds from sale or maturity of securities in special use funds and other investments	1,419	1,609
Purchases of securities in special use funds and other investments	(1,531)	(1,654)
Proceeds from sales of noncontrolling interests in NEP	—	303
Other - net	16	(25)
Net cash used in investing activities	(5,509)	(5,437)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	2,771	2,509
Retirements of long-term debt	(1,885)	(996)
Net change in commercial paper	1,847	1,008
Proceeds from other short-term debt	200	500
Issuances of common stock - net	25	43
Dividends on common stock	(920)	(803)
Other - net	(344)	65
Net cash provided by financing activities	1,694	2,326
Net increase (decrease) in cash and cash equivalents	(650)	159
Cash and cash equivalents at beginning of period	1,292	571
Cash and cash equivalents at end of period	$642	$730
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,288	$1,930
Decrease (increase) in property, plant and equipment - net as a result of cash grants primarily under the Recovery Act	$(145)	$347
Increase in property, plant and equipment as a result of a settlement/noncash exchange	$(142)	$(70)
Proceeds from differential membership investors used to reduce debt	$—	$100

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2016	468	$5	$8,948	$(70)	$15,458	$24,341	$990	$25,331
Net income	—	—	—	—	2,376	2,376	19
Issuances of common stock, net of issuance cost of less than $1	1	—	15	—	—	15	—
Share-based payment activity	—	—	44	—	—	44	—
Dividends on common stock	—	—	—	—	(920)	(920)	—
Other comprehensive income	—	—	—	73	—	73	12
Sale of NEER assets to NEP	—	—	—	—	—	—	(17)
Distributions to noncontrolling interests	—	—	—	—	—	—	(39)
Other	—	—	(3)	—	—	(3)	(15)
Balances, June 30, 2017	469	$5	$9,004	$3	$16,914	$25,926	$950	$26,876

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2015	461	$5	$8,596	$(167)	$14,140	$22,574	$538	$23,112
Net income	—	—	—	—	1,193	1,193	5
Issuances of common stock, net of issuance cost of less than $1	—	—	16	—	—	16	—
Share-based payment activity	1	—	64	—	—	64	—
Dividends on common stock	—	—	—	—	(803)	(803)	—
Other comprehensive income (loss)	—	—	—	85	—	85	(13)
Sale of NEER assets to NEP	—	—	27	—	—	27	199
Distributions to noncontrolling interests	—	—	—	—	—	—	(23)
Other	—	—	—	—	18	18	2
Balances, June 30, 2016	462	$5	$8,703	$(82)	$14,548	$23,174	$708	$23,882

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
OPERATING REVENUES	$3,091	$2,750	$5,618	$5,054
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	893	811	1,661	1,511
Other operations and maintenance	404	410	775	800
Depreciation and amortization	537	400	810	620
Taxes other than income taxes and other - net	316	301	620	581
Total operating expenses - net	2,150	1,922	3,866	3,512
OPERATING INCOME	941	828	1,752	1,542
OTHER INCOME (DEDUCTIONS)
Interest expense	(121)	(117)	(240)	(229)
Allowance for equity funds used during construction	19	14	34	38
Other - net	—	3	1	3
Total other deductions - net	(102)	(100)	(205)	(188)
INCOME BEFORE INCOME TAXES	839	728	1,547	1,354
INCOME TAXES	313	280	576	513
NET INCOME(a)	$526	$448	$971	$841
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	June 30, 2017	December 31, 2016
ELECTRIC UTILITY PLANT AND OTHER PROPERTY
Plant in service and other property	$46,178	$44,966
Nuclear fuel	1,313	1,308
Construction work in progress	2,928	2,039
Accumulated depreciation and amortization	(12,687)	(12,304)
Total electric utility plant and other property - net	37,732	36,009
CURRENT ASSETS
Cash and cash equivalents	33	33
Customer receivables, net of allowances of $4 and $2, respectively	974	768
Other receivables	150	148
Materials, supplies and fossil fuel inventory	875	851
Regulatory assets	442	524
Derivatives	18	209
Other	168	213
Total current assets	2,660	2,746
OTHER ASSETS
Special use funds	3,861	3,665
Prepaid benefit costs	1,312	1,301
Regulatory assets ($76 and $107 related to a VIE, respectively)	1,911	1,573
Other	324	207
Total other assets	7,408	6,746
TOTAL ASSETS	$47,800	$45,501
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	8,291	8,332
Retained earnings	7,516	6,875
Total common shareholder's equity	17,180	16,580
Long-term debt ($107 and $144 related to a VIE, respectively)	10,088	9,705
Total capitalization	27,268	26,285
CURRENT LIABILITIES
Commercial paper	1,000	268
Other short-term debt	250	150
Current maturities of long-term debt	461	367
Accounts payable	768	837
Customer deposits	453	466
Accrued interest and taxes	645	240
Accrued construction-related expenditures	267	262
Regulatory liabilities	113	294
Other	407	497
Total current liabilities	4,364	3,381
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	1,977	1,919
Deferred income taxes	8,959	8,541
Regulatory liabilities	4,708	4,893
Other	524	482
Total other liabilities and deferred credits	16,168	15,835
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$47,800	$45,501

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$971	$841
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	810	620
Nuclear fuel and other amortization	101	112
Deferred income taxes	399	493
Cost recovery clauses and franchise fees	10	137
Acquisition of purchased power agreement	(258)	—
Recoverable storm-related costs	(105)	9
Other - net	(56)	(12)
Changes in operating assets and liabilities:
Current assets	(227)	(24)
Noncurrent assets	(16)	14
Current liabilities	437	211
Noncurrent liabilities	(13)	(78)
Net cash provided by operating activities	2,053	2,323
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,648)	(2,129)
Nuclear fuel purchases	(94)	(70)
Proceeds from sale or maturity of securities in special use funds	902	1,079
Purchases of securities in special use funds	(949)	(1,120)
Other - net	26	28
Net cash used in investing activities	(2,763)	(2,212)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	200	—
Retirements of long-term debt	(35)	(33)
Net change in commercial paper	732	307
Proceeds from other short-term debt	200	500
Dividends to NEE	(400)	(900)
Other - net	13	6
Net cash provided by (used in) financing activities	710	(120)
Net decrease in cash and cash equivalents	—	(9)
Cash and cash equivalents at beginning of period	33	23
Cash and cash equivalents at end of period	$33	$14
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$477	$435
Increase in property, plant and equipment as a result of a noncash exchange	$(144)	$—

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

The components of net periodic (income) cost for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(millions)
Service cost	$17	$15	$1	$—	$33	$31	$1	$1
Interest cost	21	26	2	4	42	52	4	7
Expected return on plan assets	(68)	(65)	—	—	(135)	(130)	—	—
Amortization of prior service cost (benefit)	(1)	1	(2)	(1)	(1)	1	(2)	(2)
Special termination benefits	37	—	—	—	38	—	—	—
Postretirement benefits settlement	—	—	1	—	—	—	1	—
Net periodic (income) cost at NEE	$6	$(23)	$2	$3	$(23)	$(46)	$4	$6
Net periodic (income) cost at FPL	$6	$(14)	$1	$3	$(12)	$(29)	$3	$5

Amendments to Presentation of Retirement Benefits - In March 2017, the FASB issued an accounting standards update that requires certain changes in classification of components of net periodic pension and postretirement benefit costs within the income statement and allows only the service cost component to be eligible for capitalization. This standards update will be applied using the retrospective approach for presentation of the components of net periodic pension and postretirement benefit costs and the prospective approach for capitalization of service cost. NEE and FPL will apply this standards update on January 1, 2018, and are currently evaluating the impact the adoption will have on their consolidated financial statements.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense in NEE's condensed consolidated statements of income. In addition, for the six months ended June 30, 2017 and 2016, NEE reclassified approximately $2 million ($1 million after-tax) and $15 million ($9 million after tax), respectively, from AOCI to interest expense primarily because it became probable that related future transactions being hedged would not occur. At June 30, 2017, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $29 million of net losses included in AOCI at June 30, 2017 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at June 30, 2017 and December 31, 2016, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 3 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	June 30, 2017
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$4,409	$2,883	$1,814	$429
Interest rate contracts	154	306	152	304
Foreign currency contracts	—	43	8	51
Total fair values	$4,563	$3,232	$1,974	$784

FPL:
Commodity contracts	$27	$11	$18	$2

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$546
Noncurrent derivative assets(b)			1,428
Current derivative liabilities				$277
Noncurrent derivative liabilities				507
Total derivatives			$1,974	$784

Net fair value by FPL balance sheet line item:
Current derivative assets			$18
Current other liabilities				$2
Total derivatives			$18	$2
———————————————

(a)	Reflects the netting of approximately $125 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $16 million in margin cash collateral received from counterparties.

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

At June 30, 2017 and December 31, 2016, NEE had approximately $11 million and $5 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at June 30, 2017 and December 31, 2016, NEE had approximately $160 million and $129 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(millions)
Commodity contracts:(a)
Operating revenues	$132	$(92)	$424	$238
Fuel, purchased power and interchange	—	(4)	—	(2)
Foreign currency contracts - interest expense	36	52	57	81
Foreign currency contracts - other - net	(2)	1	(2)	3
Interest rate contracts - interest expense	(145)	(278)	(190)	(457)
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(13)	(25)	(23)	(53)
Foreign currency contracts	(77)	(3)	(79)	(6)
Total	$(69)	$(349)	$187	$(196)
———————————————

(a)
For the three and six months ended June 30, 2017, FPL recorded losses of approximately $47 million and $152 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets. For the three and six months ended June 30, 2016, FPL recorded gains of approximately $178 million and $70 million, respectively, related to commodity contracts as regulatory liabilities on its condensed consolidated balance sheets.

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

	June 30, 2017				December 31, 2016
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(80)	MWh	—		(84)	MWh	—
Natural gas	1,033	MMBtu	466	MMBtu	1,002	MMBtu	618	MMBtu
Oil	(16)	barrels	—		(7)	barrels	—

At June 30, 2017 and December 31, 2016, NEE had interest rate contracts with notional amounts totaling approximately $14.9 billion and $15.1 billion, respectively, and foreign currency contracts with notional amounts totaling approximately $719 million and $705 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At June 30, 2017 and December 31, 2016, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.1 billion ($10 million for FPL) and $1.3 billion ($5 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $130 million (none at FPL) as of June 30, 2017 and $110 million (none at FPL) as of December 31, 2016. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $1.0 billion ($35 million at FPL) as of June 30, 2017 and $990 million ($10 million at FPL) as of December 31, 2016. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $245 million ($150 million at FPL) as of June 30, 2017 and $225 million ($115 million at FPL) as of December 31, 2016.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At June 30, 2017 and December 31, 2016, applicable NEE subsidiaries have posted approximately $2 million (none at FPL) and $1 million (none at FPL), respectively, in cash and $42 million (none at FPL) and $30 million (none at FPL), respectively, in the form of letters of credit each of which could be applied toward the collateral requirements described above. FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	June 30, 2017
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash:(b)
NEE - equity securities	$359	$—		$—		$359
FPL - equity securities	$104	$—		$—		$104
Special use funds:(c)
NEE:
Equity securities	$1,547	$1,621	(d)	$—		$3,168
U.S. Government and municipal bonds	$354	$162		$—		$516
Corporate debt securities	$1	$803		$—		$804
Mortgage-backed securities	$—	$458		$—		$458
Other debt securities	$—	$117		$—		$117
FPL:
Equity securities	$424	$1,478	(d)	$—		$1,902
U.S. Government and municipal bonds	$253	$135		$—		$388
Corporate debt securities	$—	$575		$—		$575
Mortgage-backed securities	$—	$351		$—		$351
Other debt securities	$—	$106		$—		$106
Other investments:
NEE:
Equity securities	$23	$10		$—		$33
Debt securities	$7	$137		$—		$144
Derivatives:
NEE:
Commodity contracts	$1,543	$1,541		$1,325	$(2,595)	$1,814	(e)
Interest rate contracts	$—	$154		$—	$(2)	$152	(e)
Foreign currency contracts	$—	$—		$—	$8	$8	(e)
FPL - commodity contracts	$—	$26		$1	$(9)	$18	(e)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,461	$938		$484	$(2,454)	$429	(e)
Interest rate contracts	$—	$189		$117	$(2)	$304	(e)
Foreign currency contracts	$—	$43		$—	$8	$51	(e)
FPL - commodity contracts	$—	$8		$3	$(9)	$2	(e)
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

(b)	Includes restricted cash of approximately $142 million ($92 million for FPL) in other current assets on the condensed consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	See Note 2 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at June 30, 2017 are as follows:

	Fair Value at		Valuation	Significant
Transaction Type	June 30, 2017		Technique(s)	Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$762	$216	Discounted cash flow	Forward price (per MWh)	$—	—	$92
Forward contracts - gas	24	11	Discounted cash flow	Forward price (per MMBtu)	$2	—	$6
Options - power	33	22	Option models	Implied correlations	1%	—	100%
				Implied volatilities	8%	—	246%
Options - primarily gas	187	208	Option models	Implied correlations	1%	—	100%
				Implied volatilities	—%	—	102%
Full requirements and unit contingent contracts	319	27	Discounted cash flow	Forward price (per MWh)	$(20)	—	$230
				Customer migration rate(a)	—%	—	20%
Total	$1,325	$484
———————————————

(a)	Applies only to full requirements contracts.

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

In addition, the fair value measurement of interest rate contract net liabilities related to the solar projects in Spain of approximately $117 million at June 30, 2017 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the contracts.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended June 30,
	2017		2016
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at March 31	$715	$(4)	$649	$(8)
Realized and unrealized gains (losses):
Included in earnings(a)	144	—	(34)	—
Included in other comprehensive income (loss)(b)	(10)	—	3	—
Included in regulatory assets and liabilities	—	—	3	3
Purchases	23	—	75	—
Settlements	(72)	2	(95)	4
Issuances	(88)	—	(69)	—
Transfers in(c)	6	—	—	—
Transfers out(c)	6	—	—	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$724	$(2)	$532	$(1)
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(d)	$135	$—	$(38)	$—
———————————————

(a)
For the three months ended June 30, 2017 and 2016, realized and unrealized gains (losses) of approximately $140 million and $(28) million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is primarily reflected in interest expense.

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

(d)
For the three months ended June 30, 2017 and 2016, unrealized gains (losses) of approximately $131 million and $(32) million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended June 30,
	2017		2016
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$578	$1	$538	$—
Realized and unrealized gains (losses):
Included in earnings(a)	360	—	220	—
Included in other comprehensive income(b)	(11)	—	(3)	—
Included in regulatory assets and liabilities	(2)	(2)	—	—
Purchases	45	—	175	—
Settlements	(157)	(1)	(228)	(1)
Issuances	(104)	—	(143)	—
Transfers in(c)	14	—	3	—
Transfers out(c)	1	—	(30)	—
Fair value of net derivatives based on significant unobservable inputs at June 30	$724	$(2)	$532	$(1)
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(d)	$284	$—	$125	$—
———————————————

(a)
For the six months ended June 30, 2017 and 2016, realized and unrealized gains of approximately $356 million and $246 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is primarily reflected in interest expense.

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

(d)
For the six months ended June 30, 2017 and 2016, unrealized gains of approximately $280 million and $151 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	June 30, 2017			December 31, 2016
	Carrying Amount	Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$693	$693		$712		$712
Other investments - primarily notes receivable(b)	$508	$663		$526		$668
Long-term debt, including current maturities	$32,149	$34,289	(c)	$30,418	(d)	$31,623	(c)(d)
FPL:
Special use funds(a)	$539	$539		$557		$557
Long-term debt, including current maturities	$10,549	$11,984	(c)	$10,072		$11,211	(c)
———————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

(b)
Primarily a note receivable which bears interest at a fixed rate and matures in 2029. At June 30, 2017, the note receivable is classified as held for sale and being marketed with debt secured by this note receivable (see Note 6 - NEER). Fair values are estimated using an income approach utilizing a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3).

(c)
As of June 30, 2017 and December 31, 2016, for NEE, approximately $32,399 million and $29,804 million, respectively, is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). For FPL, primarily estimated using quoted market prices for the same or similar issues (Level 2).

(d)
Excludes debt totaling $373 million reflected in liabilities associated with assets held for sale on NEE's condensed consolidated balance sheet for which the carrying amount approximates fair value. See Note 9 - Assets and Liabilities Associated with Assets Held for Sale.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of $5,756 million and $5,434 million at June 30, 2017 and December 31, 2016, respectively ($3,861 million and $3,665 million, respectively, for FPL). The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value. The amortized cost of debt and equity securities is approximately $1,875 million and $1,591 million, respectively, at June 30, 2017 and $1,820 million and $1,543 million, respectively, at December 31, 2016 ($1,406 million and $782 million, respectively, at June 30, 2017 and $1,373 million and $764 million, respectively, at December 31, 2016 for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory asset or liability accounts. For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in other - net in NEE's condensed consolidated statements of income. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at June 30, 2017 of approximately eight years at both NEE and FPL. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(millions)
Realized gains	$22	$33	$13	$16	$76	$55	$26	$26
Realized losses	$14	$20	$7	$12	$43	$38	$26	$22
Proceeds from sale or maturity of securities	$627	$727	$395	$551	$1,253	$1,428	$836	$1,081

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(millions)
Equity securities	$1,584	$1,396	$1,126	$1,007
Debt securities	$36	$22	$27	$17

The unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(millions)
Unrealized losses(a)	$16	$34	$13	$28
Fair value	$756	$959	$575	$722
———————————————

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at June 30, 2017 and December 31, 2016 were not material to NEE or FPL.

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

4.  Income Taxes

NEE's effective income tax rates for the three months ended June 30, 2017 and 2016 were approximately 26% and 29%, respectively. The rates for both periods reflect the benefit of PTCs of approximately $30 million and $31 million, respectively, related to NEER's wind projects, as well as ITCs and deferred income taxes associated with grants under the Recovery Act (convertible ITCs) totaling approximately $42 million and $43 million, respectively, related to solar and certain wind projects at NEER.

NEE's effective income tax rates for the six months ended June 30, 2017 and 2016 were approximately 29% and 28%, respectively. The rates for both periods reflect the benefit of PTCs of approximately $58 million and $73 million, respectively, related to NEER's wind projects, as well as ITCs and deferred income taxes associated with convertible ITCs totaling approximately $169 million and $79 million, respectively, related to solar and certain wind projects at NEER.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Oncor-Related Transactions

From July 2016 through October 2016, NEE and certain of its affiliates entered into several agreements with Energy Future Holdings Corp. (EFH) and Energy Future Intermediate Holding Company LLC (EFIH), Texas Transmission Holdings Corporation (TTHC), Oncor Management Investment LLC and certain of their affiliates, which would have resulted in NEE owning 100% of Oncor Electric Delivery Company LLC (Oncor) if the transactions contemplated by those agreements would have been consummated. The agreements with EFH and EFIH and TTHC were subject to, among other things, approval by the Public Utility Commission of Texas (PUCT) and FERC (which FERC approval was received in January 2017), as well as receipt of a supplemental private letter ruling from the Internal Revenue Service. On April 13, 2017, the PUCT issued a final order denying NEE's purchase of Oncor because the PUCT found that the transactions by which NEE would acquire all equity interests in Oncor were not in the public interest. The PUCT denied NEE's most recent motion for rehearing on June 29, 2017. On July 6, 2017, EFH and EFIH provided a written notice (notice) to NEE terminating the agreement and plan of merger, dated as of July 29, 2016, as amended (merger agreement), under which EFH Merger Co., LLC (Merger Sub), a direct wholly owned subsidiary of NEE, would have acquired 100% of the equity of reorganized EFH and certain of its subsidiaries, including its indirect ownership of approximately 80% of the outstanding equity interests of Oncor. The notice provided a number of purported bases for the termination. On July 7, 2017, NEE and Merger Sub provided a written reply to the notice to EFH and EFIH indicating that NEE and Merger Sub do not agree that the bases for termination of the merger agreement represent valid or effective bases for termination of the merger agreement, other than termination as a result of the fact that specified approvals and rulings were not obtained by a deadline prescribed in the merger agreement. NEE and Merger Sub believe they are entitled to a $275 million termination fee as a result of the termination of the merger agreement if any alternative transactions are consummated and are pursuing their rights accordingly.

6.  Variable Interest Entities (VIEs)

As of June 30, 2017, NEE had thirty-two VIEs which it consolidated and had interests in certain other VIEs which it did not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $177 million and $216 million at June 30, 2017 and December 31, 2016, respectively, and consisted primarily of storm-recovery property, which are included in both current and noncurrent regulatory assets on NEE's and FPL's condensed consolidated balance sheets. The liabilities of the VIE were approximately $179 million and $214 million at June 30, 2017 and December 31, 2016, respectively, and consisted primarily of storm-recovery bonds, which are included in long-term debt on NEE's and FPL's condensed consolidated balance sheets.

NEER - NEE consolidates thirty-one NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, and has the obligation to absorb expected losses of these VIEs.

A subsidiary of NEER is the primary beneficiary of, and therefore consolidates, NEP, which consolidates NEP OpCo because of NEP’s controlling interest in the general partner of NEP OpCo. NEP is a limited partnership formed to acquire, manage and own contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NEP OpCo. NEE owns a controlling non-economic general partner interest in NEP and a limited partner interest in NEP OpCo, and presents NEP's limited partner interest as a noncontrolling interest in NEE's consolidated financial statements. At June 30, 2017, NEE owned common units of NEP OpCo representing a noncontrolling interest in NEP’s operating projects of approximately 65.1%. The assets and liabilities of NEP were approximately $7.5 billion and $5.4 billion, respectively, at June 30, 2017, and $7.2 billion and $5.0 billion, respectively, at December 31, 2016, and primarily consisted of property, plant and equipment and long-term debt. During the second quarter of 2017, intentions to pursue changes to NEP's current governance structure were announced that, among other things, will enhance NEP unitholder governance rights. As a result of these announced governance changes, NEE expects to deconsolidate NEP beginning in January 2018.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generation facilities with the capability of producing 110 MW. These entities sell their electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of the VIE were approximately $77 million and $28 million, respectively, at June 30, 2017 and $95 million and $42 million, respectively, at December 31, 2016, and consisted primarily of property, plant and equipment and long-term debt.

Two indirect subsidiaries of NEER each contributed, to a NEP subsidiary, an approximately 50% ownership interest in three entities which own and operate solar PV facilities with the capability of producing a total of approximately 277 MW. Each of the two indirect subsidiaries of NEER is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NEER. These three entities sell their electric output to third parties under power sales contracts with expiration dates in 2035 and 2036. The three entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs were approximately $571 million and $493 million, respectively, at June 30, 2017 and $571 million and $487 million, respectively, at December 31, 2016, and consisted primarily of property, plant and equipment and long-term debt.

NEER consolidates a special purpose entity that has insufficient equity at risk and is considered a VIE. The entity provided a loan in the form of a note receivable (see Note 3 - Fair Value of Financial Instruments Recorded at Other than Fair Value) to an unrelated third party, and also issued senior secured bonds which are collateralized by the note receivable. The assets and liabilities of the VIE were approximately $494 million and $505 million, respectively, at June 30, 2017, and $502 million and $511 million, respectively at December 31, 2016, and consisted primarily of notes receivables (included in other investments and classified as held for sale as of June 30, 2017) and long-term debt.

The other twenty-six NEER VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 6,322 MW and 374 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2018 through 2046 or in the spot market. Certain investors that have no equity at risk in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generation facilities, including certain tax attributes. Certain entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $10.1 billion and $5.7 billion, respectively, at June 30, 2017. There were twenty-seven consolidated VIE's at December 31, 2016; the assets and liabilities of those VIEs totaled approximately $10.9 billion and $6.9 billion, respectively. At June 30, 2017 and December 31, 2016, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of June 30, 2017 and December 31, 2016, several NEE subsidiaries had investments totaling approximately $2,572 million ($2,106 million at FPL) and $2,505 million ($2,049 million at FPL), respectively, which are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method. These entities are limited partnerships or similar entity structures in which the limited partners or nonmanaging members do not have substantive rights, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $252 million and $234 million at June 30, 2017 and December 31, 2016, respectively, which are included in other investments on NEE’s condensed consolidated balance sheets. Subsidiaries of NEE had committed to invest an additional approximately $25 million and $30 million in two of the entities as of June 30, 2017 and December 31, 2016, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(millions, except per share amounts)
Numerator - net income attributable to NEE	$793	$540	$2,376	$1,193
Denominator:
Weighted-average number of common shares outstanding - basic	467.9	461.3	467.7	460.9
Equity units, stock options, performance share awards, forward sale agreements and restricted stock(a)	3.8	3.3	3.3	3.1
Weighted-average number of common shares outstanding - assuming dilution	471.7	464.6	471.0	464.0
Earnings per share attributable to NEE:
Basic	$1.69	$1.17	$5.08	$2.59
Assuming dilution	$1.68	$1.16	$5.05	$2.57
———————————————

(a)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and performance share awards, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 0.4 million and 0.3 million for the three months ended June 30, 2017 and 2016, respectively, and 6.2 million and 0.2 million for the six months ended June 30, 2017 and 2016, respectively.

Forward Sale Agreements - In November 2016, NEE entered into forward sale agreements with several forward counterparties for 12 million shares of its common stock to be settled on a date or dates to be specified at NEE's direction, no later than November 1, 2017. During the second quarter of 2017, NEE notified the forward counterparties of its election to net share settle all of the shares of its common stock under their respective forward sale agreement. One forward counterparty’s forward sale agreement for 6 million shares settled on June 28, 2017 with NEE issuing 744,599 shares of its common stock. The forward sale price used to determine the net share settlement amount was calculated based on the initial forward sale price of $124.00 per share, less certain adjustments as specified in the forward sale agreements. The remaining forward counterparties’ forward sale agreements are expected to settle in the third quarter of 2017. At June 30, 2017, if NEE had net share settled the remaining forward sale agreements with the forward counterparties using the June 30, 2017 closing price per share for NEE common stock of $140.13, NEE would have issued approximately 820,000 shares of its common stock.

NEP Series A Preferred Unit Purchase Agreement - In June 2017, NEP entered into a Series A Preferred Unit Purchase Agreement to issue and sell, on or before December 31, 2017, $550 million of Series A convertible preferred units representing limited partner interests in NEP (NEP preferred units). When issued, holders of the NEP preferred units will be entitled to receive certain cumulative quarterly distributions from NEP, which may be paid, at NEP’s election and subject to certain limitations, in cash, additional NEP preferred units or a combination thereof. Each holder of NEP preferred units (together with its affiliates) may elect to convert all or any portion of its NEP preferred units into common units of NEP initially on a one-for-one basis, subject to certain adjustments (the conversion rate), at any time after June 20, 2019, subject to certain conditions. NEP may elect to convert all or a portion of the NEP preferred units into NEP common units based on the conversion rate at any time after the first anniversary of the date of issuance of the NEP preferred units being converted if certain conditions are met and subject to certain maximum conversion amounts prior to the third anniversary of the final closing date.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Loss Related to Equity Method Investee	Total
	(millions)
Three Months Ended June 30, 2017
Balances, March 31, 2017	$(101)		$243		$(86)	$(75)	$(21)	$(40)
Other comprehensive income (loss) before reclassifications	—		26		10	5	(1)	40
Amounts reclassified from AOCI	5	(a)	(1)	(b)	—	—	—	4
Net other comprehensive income (loss)	5		25		10	5	(1)	44
Less other comprehensive income attributable to noncontrolling interests	—		—		—	1	—	1
Balances, June 30, 2017	$(96)		$268		$(76)	$(71)	$(22)	$3
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Loss Related to Equity Method Investee	Total
	(millions)
Three Months Ended June 30, 2016
Balances, March 31, 2016	$(146)		$181		$(69)	$(52)	$(27)	$(113)
Other comprehensive income (loss) before reclassifications	—		17		—	8	(1)	24
Amounts reclassified from AOCI	13	(a)	(5)	(b)	—	—	—	8
Net other comprehensive income (loss)	13		12		—	8	(1)	32
Less other comprehensive income attributable to noncontrolling interests	1		—		—	—	—	1
Balances, June 30, 2016	$(134)		$193		$(69)	$(44)	$(28)	$(82)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Loss Related to Equity Method Investee	Total
	(millions)
Six Months Ended June 30, 2017
Balances, December 31, 2016	$(100)		$225		$(83)	$(90)	$(22)	$(70)
Other comprehensive income before reclassifications	—		60		7	21	—	88
Amounts reclassified from AOCI	14	(a)	(17)	(b)	—	—	—	(3)
Net other comprehensive income	14		43		7	21	—	85
Less other comprehensive income attributable to noncontrolling interests	10		—		—	2	—	12
Balances, June 30, 2017	$(96)		$268		$(76)	$(71)	$(22)	$3
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Loss Related to Equity Method Investee	Total
	(millions)
Six Months Ended June 30, 2016
Balances, December 31, 2015	$(170)		$174		$(62)	$(85)	$(24)	$(167)
Other comprehensive income (loss) before reclassifications	—		25		(7)	28	(4)	42
Amounts reclassified from AOCI	36	(a)	(6)	(b)	—	—	—	30
Net other comprehensive income (loss)	36		19		(7)	28	(4)	72
Less other comprehensive loss attributable to noncontrolling interests	—		—		—	(13)	—	(13)
Balances, June 30, 2016	$(134)		$193		$(69)	$(44)	$(28)	$(82)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

8.  Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEE during the six months ended June 30, 2017 were as follows:

	Principal Amount	Interest Rate		Maturity Date
	(millions)
FPL:
Other long-term debt	$200	Variable	(a)	2018
NEECH:
Debentures	$1,250	3.55%		2027
Japanese yen denominated term loan	$535	Variable	(a)	2020
NEER:
Senior secured revolving credit facility	$110	Variable	(a)	2019
Senior secured limited-recourse term loans	$308	Variable	(a)	2026
Other long-term debt	$350	Variable	(a)	2018 - 2019
———————————————

(a)
Variable rate is based on an underlying index plus a margin. Interest rate swap agreements have been entered into with respect to certain of these issuances and a foreign currency swap has been entered into with respect to the Japanese yen denominated term loan. See Note 2.

9.  Summary of Significant Accounting and Reporting Policies

Revenue Recognition - In May 2014, the FASB issued an accounting standards update, which was subsequently amended, that provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures regarding such contracts. NEE is currently evaluating individual contracts to determine the impact this standards update will have on its consolidated financial statements. FPL and NEER generate substantially all of NEE’s operating revenues. FPL’s operating revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers with no defined contractual term. For these types of sales, FPL expects that the operating revenues will be equivalent to the electricity delivered and billed in that period under the standards update, which is consistent with current practice. NEER continues to evaluate its individual contracts and awaits the final resolution of certain industry-specific implementation issues in order to determine the impact, if any, this standards update will have on NEE’s consolidated financial statements. NEE and FPL intend to apply this standards update retrospectively with the cumulative effect, if any, recognized as an adjustment to retained earnings as of January 1, 2018.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accounting for Partial Sales of Nonfinancial Assets - In February 2017, the FASB issued an accounting standards update regarding the accounting for partial sales of nonfinancial assets. NEE and FPL intend to apply this standards update retrospectively with the cumulative effect recognized as an adjustment to retained earnings and/or additional paid-in capital as of January 1, 2018, concurrent with the FASB's revenue recognition standards update. Based on NEE’s current analysis, this standards update is expected to affect the accounting and related financial statement presentation for the sales of differential membership interests to third-party investors and the sales of NEER assets to indirect subsidiaries of NEP. NEE anticipates the liability reflected as deferral related to differential membership interests - VIEs on NEE's consolidated balance sheets will be reclassified to noncontrolling interests and the amount currently being recognized in benefits associated with differential membership interests - net in NEE's consolidated statements of income will be reflected as a reduction to net income attributable to noncontrolling interests. Additionally, NEE continues to evaluate the sales of differential membership interests to third-party investors to determine if the amount or timing of income attributed to differential membership interests could change materially from amounts recorded under its current accounting method. For NEER asset sales to NEP, NEE anticipates the profit sharing liability currently reflected in noncurrent other liabilities on NEE’s consolidated balance sheets will be reclassified to additional paid-in capital and will no longer be amortized into income. While NEE continues to evaluate this standards update for other potential impacts the adoption may have on its consolidated financial statements, the adoption of this standards update is not expected to have an impact on FPL.

Electric Plant, Depreciation and Amortization - NEER reviews the estimated useful lives of its fixed assets on an ongoing basis. NEER's most recent review indicated that the actual lives of certain equipment at its wind plants are expected to be longer than those previously estimated for depreciation purposes. As a result, effective January 1, 2017, NEER changed the estimated useful lives of certain wind plant equipment from 30 years to 35 years to better reflect the period during which these assets are expected to remain in service. This change increased net income attributable to NEE by approximately $15 million and $30 million and basic and diluted earnings per share attributable to NEE by approximately $0.03 and $0.06 for the three and six months ended June 30, 2017, respectively. For the year ended December 31, 2017 the change is expected to increase net income attributable to NEE by approximately $60 million.

Assets and Liabilities Associated with Assets Held for Sale - In January 2017, an indirect wholly owned subsidiary of NEE completed the sale of its membership interests in its fiber-optic telecommunications business for net cash proceeds of approximately $1.1 billion, after repayment of $370 million of related long-term debt. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $1.1 billion (approximately $685 million after tax) was recorded in NEE's condensed consolidated statements of income during the six months ended June 30, 2017 and is included in gains on disposal of a business/assets - net. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale on NEE's condensed consolidated balance sheets as of December 31, 2016 primarily represent property, plant and equipment and the related long-term debt.

In the second quarter of 2016, a subsidiary of NEER completed the sale of the Texas natural gas generation facilities for net cash proceeds of approximately $456 million, after transaction costs and working capital adjustments. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $254 million ($106 million after tax) was recorded in NEE's condensed consolidated statements of income for the three and six months ended June 30, 2016 and is included in gains on disposal of a business/assets - net.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At June 30, 2017, estimated capital expenditures for the remainder of 2017 through 2021 for which applicable internal approvals (and also, if required, FPSC approvals for FPL or regulatory approvals for acquisitions) have been received were as follows:

	Remainder of 2017	2018	2019	2020	2021	Total
	(millions)
FPL:
Generation:(a)
New(b)	$670	$675	$540	$1,105	$885	$3,875
Existing	555	795	670	620	475	3,115
Transmission and distribution	1,100	2,710	2,440	2,465	2,680	11,395
Nuclear fuel	30	190	170	210	120	720
General and other	300	280	250	220	250	1,300
Total	$2,655	$4,650	$4,070	$4,620	$4,410	$20,405
NEER:
Wind(c)	$845	$1,165	$1,390	$40	$25	$3,465
Solar(d)	175	65	5	—	—	245
Nuclear, including nuclear fuel	135	250	225	215	245	1,070
Natural gas pipelines(e)	235	855	40	30	10	1,170
Other	240	115	40	35	30	460
Total	$1,630	$2,450	$1,700	$320	$310	$6,410
Corporate and Other	$40	$60	$85	$50	$40	$275
———————————————

(a)	Includes AFUDC of approximately $55 million, $88 million, $45 million, $41 million and $35 million for the remainder of 2017 through 2021, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)	Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 3,400 MW.

(d)	Includes capital expenditures for new solar projects and related transmission totaling approximately 145 MW.

(e)	Includes equity contributions associated with an equity investment in a joint venture that is constructing a natural gas pipeline. The natural gas pipeline is pending FERC approval.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts. As of June 30, 2017, FPL is obligated under a take-or-pay purchased power contract to pay for 375 MW annually through 2021. In May 2017, FPL entered into an agreement with JEA to shut down the St. Johns River Power Park coal units (SJRPP) (targeted for early January 2018), which will have the effect of terminating this take-or-pay purchased power contract, retiring SJRPP and eliminating FPL's 20% ownership interest share, as of that date. The agreement provides for, among other things, an approximately $90 million payment by FPL to JEA, the 80% owner of SJRPP. The agreement is subject to FPSC approval, which FPL has requested by no later than December 1, 2017. FPL also has various firm pay-for-performance contracts to purchase approximately 114 MW from certain cogenerators and small power producers with expiration dates ranging from 2026 through 2034. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the facilities meeting certain contract conditions. FPL has contracts with expiration dates through 2042 for the purchase and transportation of natural gas and coal, and storage of natural gas. See Commitments above.

As of June 30, 2017, NEER has entered into contracts with expiration dates ranging from late July 2017 through 2032 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel and has made commitments for the construction of the natural gas pipelines. Approximately $2.7 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas with expiration dates ranging from October 2017 through 2027.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The required capacity and/or minimum payments under contracts, including those discussed above, as of June 30, 2017 were estimated as follows:

	Remainder of 2017	2018	2019	2020	2021	Thereafter
	(millions)
FPL:
Capacity charges(a)	$40	$65	$50	$20	$20	$250
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$765	$970	$860	$910	$905	$12,135
Coal, including transportation	$70	$5	$5	$—	$—	$—
NEER	$1,020	$1,195	$150	$105	$75	$315
Corporate and Other(d)(e)	$65	$20	$—	$5	$—	$—
———————————————

(a)
Capacity charges, substantially all of which are recoverable through the capacity clause, totaled approximately $20 million and $46 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $40 million and $93 million for the six months ended June 30, 2017 and 2016, respectively. Energy charges, which are recoverable through the fuel clause, totaled approximately $27 million and $31 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $43 million and $47 million for the six months ended June 30, 2017 and 2016, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $150 million, $295 million, $290 million, $360 million, $390 million and $7,565 million for the remainder of 2017 through 2021 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)	Includes an approximately $25 million commitment to invest in clean power and technology businesses through 2020.

(e)	Excludes approximately $370 million for the remainder 2017 of joint obligations of NEECH and NEER which are included in the NEER amounts above.

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

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils, except for Duane Arnold which has a sublimit of $1.0 billion. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $178 million ($108 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $5 million and $4 million, plus any applicable taxes, respectively.

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

11.  Segment Information

NEE's reportable segments are FPL, a rate-regulated electric utility, and NEER, a competitive energy business. Corporate and Other represents other business activities and includes eliminating entries. NEE's segment information is as follows:

	Three Months Ended June 30,
	2017					2016
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$3,091	$1,295		$18	$4,404	$2,750	$970		$97	$3,817
Operating expenses - net	$2,150	$957		$12	$3,119	$1,922	$654		$72	$2,648
Net income (loss) attributable to NEE	$526	$301	(b)	$(34)	$793	$448	$234	(b)	$(142)	$540

	Six Months Ended June 30,
	2017					2016
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$5,618	$2,719		$40	$8,377	$5,054	$2,411		$186	$7,651
Operating expenses (income) - net	$3,866	$1,888		$(1,067)	$4,687	$3,512	$1,600		$136	$5,248
Net income (loss) attributable to NEE	$971	$777	(b)	$628	$2,376	$841	$458	(b)	$(106)	$1,193
———————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt. For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt. Residual NEECH corporate interest expense is included in Corporate and Other.

(b)	See Note 4 for a discussion of NEER's tax benefits related to PTCs.

	June 30, 2017				December 31, 2016
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$47,800	$43,944	$1,146	$92,890	$45,501	$41,743	$2,749	$89,993

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL. NEECH’s debentures and junior subordinated debentures including those that were registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended June 30,
	2017				2016
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,327	$3,077	$4,404	$—	$1,070	$2,747	$3,817
Operating expenses - net	(4)	(974)	(2,141)	(3,119)	(5)	(720)	(1,923)	(2,648)
Interest expense	(1)	(309)	(120)	(430)	—	(485)	(117)	(602)
Equity in earnings of subsidiaries	787	—	(787)	—	586	—	(586)	—
Other income - net	—	219	19	238	—	180	16	196
Income before income taxes	782	263	48	1,093	581	45	137	763
Income tax expense (benefit)	(11)	(12)	312	289	41	(100)	278	219
Net income (loss)	793	275	(264)	804	540	145	(141)	544
Less net income attributable to noncontrolling interests	—	11	—	11	—	4	—	4
Net income (loss) attributable to NEE	$793	$264	$(264)	$793	$540	$141	$(141)	$540

	Six Months Ended June 30,
	2017				2016
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$2,789	$5,588	$8,377	$—	$2,605	$5,046	$7,651
Operating expenses - net	(10)	(823)	(3,854)	(4,687)	(10)	(1,725)	(3,513)	(5,248)
Interest expense	(1)	(549)	(240)	(790)	(1)	(882)	(228)	(1,111)
Equity in earnings of subsidiaries	2,349	—	(2,349)	—	1,224	—	(1,224)	—
Other income - net	1	446	12	459	1	327	39	367
Income (loss) before income taxes	2,339	1,863	(843)	3,359	1,214	325	120	1,659
Income tax expense (benefit)	(37)	438	563	964	21	(70)	510	461
Net income (loss)	2,376	1,425	(1,406)	2,395	1,193	395	(390)	1,198
Less net income attributable to noncontrolling interests	—	19	—	19	—	5	—	5
Net income (loss) attributable to NEE	$2,376	$1,406	$(1,406)	$2,376	$1,193	$390	$(390)	$1,193
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30,
	2017				2016
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$836	$297	$(297)	$836	$571	$172	$(172)	$571

	Six Months Ended June 30,
	2017				2016
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$2,449	$1,472	$(1,472)	$2,449	$1,278	$482	$(482)	$1,278
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	June 30, 2017				December 31, 2016
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$28	$40,257	$50,419	$90,704	$28	$38,671	$48,314	$87,013
Accumulated depreciation and amortization	(19)	(8,342)	(12,687)	(21,048)	(18)	(7,778)	(12,305)	(20,101)
Total property, plant and equipment - net	9	31,915	37,732	69,656	10	30,893	36,009	66,912
CURRENT ASSETS
Cash and cash equivalents	1	607	34	642	1	1,258	33	1,292
Receivables	281	1,476	723	2,480	88	1,615	736	2,439
Other	3	1,323	1,499	2,825	2	1,877	1,799	3,678
Total current assets	285	3,406	2,256	5,947	91	4,750	2,568	7,409
OTHER ASSETS
Investment in subsidiaries	25,747	—	(25,747)	—	24,323	—	(24,323)	—
Other	834	9,869	6,584	17,287	867	8,992	5,813	15,672
Total other assets	26,581	9,869	(19,163)	17,287	25,190	8,992	(18,510)	15,672
TOTAL ASSETS	$26,875	$45,190	$20,825	$92,890	$25,291	$44,635	$20,067	$89,993
CAPITALIZATION
Common shareholders' equity	$25,926	$8,505	$(8,505)	$25,926	$24,341	$7,699	$(7,699)	$24,341
Noncontrolling interests	—	950	—	950	—	990	—	990
Long-term debt	—	20,304	10,088	30,392	—	18,112	9,706	27,818
Total capitalization	25,926	29,759	1,583	57,268	24,341	26,801	2,007	53,149
CURRENT LIABILITIES
Debt due within one year	—	2,420	1,712	4,132	—	2,237	785	3,022
Accounts payable	1	1,100	713	1,814	1	2,668	778	3,447
Other	306	1,214	1,484	3,004	231	2,624	1,595	4,450
Total current liabilities	307	4,734	3,909	8,950	232	7,529	3,158	10,919
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	868	1,977	2,845	—	816	1,920	2,736
Deferred income taxes	16	3,538	8,548	12,102	82	3,002	8,017	11,101
Other	626	6,291	4,808	11,725	636	6,487	4,965	12,088
Total other liabilities and deferred credits	642	10,697	15,333	26,672	718	10,305	14,902	25,925
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$26,875	$45,190	$20,825	$92,890	$25,291	$44,635	$20,067	$89,993
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30,
	2017				2016
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$992	$1,200	$973	$3,165	$809	$1,084	$1,377	$3,270
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(4,195)	(2,742)	(6,937)	—	(3,866)	(2,200)	(6,066)
Proceeds from sale of the fiber-optic telecommunications business	—	1,482	—	1,482	—	—	—	—
Capital contributions from NEE	(45)	—	45	—	(13)	—	13	—
Sale of independent power and other investments of NEER	—	42	—	42	—	396	—	396
Proceeds from sale or maturity of securities in special use funds and other investments	—	518	901	1,419	—	530	1,079	1,609
Purchases of securities in special use funds and other investments	—	(582)	(949)	(1,531)	—	(534)	(1,120)	(1,654)
Proceeds from sales of noncontrolling interests in NEP	—	—	—	—	—	303	—	303
Other - net	4	(14)	26	16	—	(50)	25	(25)
Net cash used in investing activities	(41)	(2,749)	(2,719)	(5,509)	(13)	(3,221)	(2,203)	(5,437)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	2,572	199	2,771	—	2,509	—	2,509
Retirements of long-term debt	—	(1,850)	(35)	(1,885)	—	(963)	(33)	(996)
Net change in commercial paper	—	1,115	732	1,847	—	701	307	1,008
Proceeds from other short-term debt	—	—	200	200	—	—	500	500
Issuances of common stock - net	25	—	—	25	43	—	—	43
Dividends on common stock	(920)	—	—	(920)	(803)	—	—	(803)
Contributions from (dividends to) NEE	—	(637)	637	—	—	(33)	33	—
Other - net	(56)	(302)	14	(344)	(36)	91	10	65
Net cash provided by (used in) financing activities	(951)	898	1,747	1,694	(796)	2,305	817	2,326
Net increase (decrease) in cash and cash equivalents	—	(651)	1	(650)	—	168	(9)	159
Cash and cash equivalents at beginning of period	1	1,258	33	1,292	—	546	25	571
Cash and cash equivalents at end of period	$1	$607	$34	$642	$—	$714	$16	$730
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

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

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(millions)				(millions)
FPL	$526	$448	$1.12	$0.96	$971	$841	$2.06	$1.81
NEER(a)	301	234	0.64	0.50	777	458	1.65	0.99
Corporate and Other	(34)	(142)	(0.08)	(0.30)	628	(106)	1.34	(0.23)
NEE	$793	$540	$1.68	$1.16	$2,376	$1,193	$5.05	$2.57
———————————————

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt.

Adjusted Earnings

NEE prepares its financial statements under GAAP. However, management uses earnings excluding certain items (adjusted earnings), a non-GAAP financial measure, internally for financial planning, analysis of performance, reporting of results to the Board of Directors and as an input in determining performance-based compensation under NEE’s employee incentive compensation plans. NEE also uses adjusted earnings when communicating its financial results and earnings outlook to analysts and investors. NEE’s management believes adjusted earnings provides a more meaningful representation of NEE's fundamental earnings power. Although the excluded amounts are properly included in the determination of net income under GAAP, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing. Adjusted earnings do not represent a substitute for net income, as prepared under GAAP.

Adjusted earnings exclude the effect of non-qualifying hedges (as described below) and OTTI losses on securities held in NEER’s nuclear decommissioning funds, net of the reversal of previously recognized OTTI losses on securities sold and losses on securities where price recovery was deemed unlikely (collectively, OTTI reversals). However, other adjustments may be made from time to time with the intent to provide more meaningful and comparable results of ongoing operations.

NEE segregates into two categories unrealized mark-to-market gains and losses and timing impacts related to derivative transactions. The first category, referred to as non-qualifying hedges, represents certain energy derivative, interest rate derivative and foreign currency transactions entered into as economic hedges, which do not meet the requirements for hedge accounting, or for which hedge accounting treatment is not elected or has been discontinued. Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility because the economic offset to certain of the positions are generally not marked to market. As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions. For example, a gain (loss) in the non-qualifying hedge category for certain energy derivatives is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP. For this reason, NEE's management views results expressed excluding the impact of the non-qualifying hedges as a meaningful measure of current period performance. The second category, referred to as trading activities, which is included in adjusted earnings, represents the net unrealized effect of actively traded positions entered into to take advantage of expected market price movements and all other commodity hedging activities. At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause. See Note 2.

In order to make period to period comparisons more meaningful, adjusted earnings also exclude expenses incurred associated with the proposed merger between NEE, Hawaiian Electric Industries, Inc. (HEI) and two wholly owned direct subsidiaries of NEE, which was terminated effective July 16, 2016, and expenses associated with the Oncor-related transactions discussed in Note 5, the after-tax operating results associated with the solar projects in Spain, the after-tax gains, including any consolidating state income tax effects, on the January 2017 sale of the fiber-optic telecommunications business and the April 2016 sale of NEER's ownership interests in the Texas natural gas generation facilities (see Note 9 - Assets and Liabilities Associated with Assets Held for Sale) and the resolution of contingencies related to a previous asset sale which was recorded in the first quarter of 2016 as gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$(92)	$(341)	$17	$(416)
Losses from OTTI on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals(b)	$(1)	$1	$(1)	$(4)
Operating results of solar projects in Spain - NEER	$8	$(1)	$—	$(4)
Merger-related expenses - Corporate and Other	$(3)	$(2)	$(26)	$(4)
Gain on sale of the fiber-optic telecommunications business - Corporate and Other	$—	$—	$685	$—
Gain on sale of the Texas natural gas generation facilities(c)	$—	$106	$—	$106
Resolution of contingencies related to a previous asset sale - NEER	$—	$—	$—	$5
———————————————

(a)
For the three months ended June 30, 2017 and 2016, approximately $57 million and $242 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other. For the six months ended June 30, 2017 and 2016, approximately $70 million of gains and $323 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

(b)	For both the three and six months ended June 30, 2016, approximately $1 million of gains are included in Corporate and Other's net income; the balance is included in NEER.

(c)
Approximately $164 million of the gain was recorded in NEER's net income; the balance is included in Corporate and Other. See Note 9 - Assets and Liabilities Associated with Assets Held for Sale and Note 4.

The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended June 30, 2017 was higher than the prior year period by $253 million, reflecting higher results at FPL, NEER and Corporate and Other. Net income attributable to NEE for the six months ended June 30, 2017 was higher than the prior year period by $1,183 million, reflecting higher results at FPL, NEER and Corporate and Other.

FPL's increase in net income for the three and six months ended June 30, 2017 was primarily driven by continued investments in plant in service and other property while earning an 11.50% regulatory ROE on its retail rate base.

NEER's results increased for the three months ended June 30, 2017 primarily reflecting lower losses from non-qualifying hedge activity compared to the prior year period and contributions from new investments, partly offset by the absence of the 2016 gain on the sale of the Texas natural gas generation facilities and higher interest and other general and administrative expenses. NEER's results increased for the six months ended June 30, 2017 primarily reflecting gains from non-qualifying hedge activity compared to losses from hedges in the prior year period and contributions from new investments, partly offset by the absence of the 2016 gain on the sale of the Texas natural gas generation facilities, higher interest and other general and administrative expenses, and lower results from gas infrastructure.

Corporate and Other's results increased for the three and six months ended June 30, 2017 primarily due to lower net losses from non-qualifying hedge activity, the absence of a 2016 income tax charge related to the sale of the Texas natural gas generation facilities and, for the six months ended June 30, 2017, the gain on sale of the fiber-optic telecommunications business.

NEE's effective income tax rates for the three months ended June 30, 2017 and 2016 were approximately 26% and 29%, respectively, and for the six months ended June 30, 2017 and 2016 were 29% and 28%, respectively. The rates for all periods reflect the benefit of PTCs for NEER's wind projects, as well as ITCs and deferred income taxes associated with convertible ITCs for solar and certain wind projects at NEER. PTCs, ITCs and deferred income taxes associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off. PTCs for the three months ended June 30, 2017 and 2016 were approximately $30 million and $31 million, respectively, and for the comparable six-month periods were $58 million and $73 million. ITCs and deferred income taxes associated with convertible ITCs for the three months ended June 30, 2017 and 2016 were approximately $42 million and $43 million, respectively, and for the comparable six-month periods were $169 million and $79 million. In addition, the rates for the three and six months ended June 30, 2016 reflect a consolidating income tax adjustment of approximately $58 million related to the sale of the Texas natural gas generation facilities and noncash income tax benefits of approximately $30 million ($26 million attributable to NEE) related to the Canadian tax restructuring. See Note 4.

FPL: Results of Operations

The $78 million and $130 million increase in FPL's net income for the three and six months ended June 30, 2017, respectively, was primarily driven by higher earnings from investments in plant in service and other property. Such investments grew FPL's average retail rate base for the three and six months ended June 30, 2017 by approximately $3.1 billion and $3.3 billion, respectively, when compared to the same periods in the prior year, reflecting, among other things, the replacement of certain gas turbines with high-efficiency, low-emission turbines, ongoing transmission and distribution additions, and, for the six months ended June 30, 2017, the modernized Port Everglades Clean Energy Center that was placed in service on April 1, 2016 (Port Everglades power plant).

The use of reserve amortization for the three and six months ended June 30, 2017 is permitted by a December 2016 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement) and, for the prior periods, a January 2013 FPSC final order approving a stipulation and settlement between FPL and several intervenors in a prior base rate proceeding (2012 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 and 2012 rate agreements, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and revenue and costs not recoverable from retail customers by the FPSC. During the three months ended June 30, 2017 and 2016, FPL recorded reserve amortization of approximately $17 million and $16 million, respectively. During the six months ended June 30, 2017 and 2016, FPL recorded reserve amortization of approximately $228 million and $193 million, respectively.

Operating Revenues
During the three and six months ended June 30, 2017, FPL’s operating revenues increased $341 million and $564 million, respectively, primarily related to increases of approximately $108 million and $222 million, respectively, in retail base revenues, increases of $111 million and $79 million, respectively, in fuel cost recovery, increases of $80 million and $103 million, respectively, in storm fund revenues and, for the six months ended June 30, 2017, the absence of a $74 million net deferral of retail fuel revenues in the prior year comparable period. The increases in retail base revenues reflect additional revenues during the three and six months ended June 30, 2017 of approximately $101 million and $183 million, respectively, related to new retail base rates under the 2016 rate agreement. The increase for the six months ended June 30, 2017 also reflects approximately $45 million of additional revenues related to the Port Everglades power plant. Retail base revenues during the three and six months ended June 30, 2017 were also impacted by a 0.6% decrease and 1.4% decrease, respectively, in the average usage per retail customer and a 1.3% increase for both periods in the average number of customer accounts as well as, for the six months ended June 30, 2017, the absence of a 2016 leap year day. The increases in fuel cost recovery revenues primarily reflect higher average fuel factors during the three and six months ended June 30, 2017. The increases in storm fund revenues relate to FPL's recovery of eligible storm restoration costs following hurricanes impacting FPL's service territory in 2016 and replenishment of the storm reserve for a 12-month period beginning on March 1, 2017. During the six months ended June 30, 2016, FPL’s revenues were reduced by the net deferral of retail fuel revenues of approximately $74 million due to the overrecovery of costs through rates largely related to lower natural gas costs than previously estimated.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense increased $82 million and $150 million for the three and six months ended June 30, 2017, respectively, primarily related to approximately $121 million and $233 million, respectively, of higher fuel and energy prices, partly offset by a decrease in capacity fees primarily related to the Indiantown generation facility long-term purchased power agreement after FPL assumed ownership of the Indiantown generation facility in January 2017 (see Note 10 - Contracts).

Depreciation and Amortization Expense
Depreciation and amortization expense increased $137 million and $190 million during the three and six months ended June 30, 2017, respectively, primarily reflecting higher depreciation rates as a result of the 2016 rate agreement and higher plant in service balances, partly offset by the impact of reserve amortization. FPL recognized approximately $17 million and $228 million of reserve amortization during the three and six months ended June 30, 2017, respectively, compared to $16 million and $193 million in the comparable prior year periods. Reserve amortization reflects adjustments to accumulated depreciation and the fossil dismantlement reserve provided under the 2016 and 2012 rate agreements in order to achieve the targeted regulatory ROE. At June 30, 2017, approximately $1,022 million of the reserve remains available for future amortization over the term of the 2016 rate agreement. Reserve amortization is recorded as a reduction to accrued asset removal costs which is reflected in noncurrent regulatory liabilities on the condensed consolidated balance sheets.

Capital Initiatives

During the six months ended June 30, 2017, FPL commenced construction on eight 74.5 MW solar sites being developed under the 2016 rate agreement, which provides for base rate increases associated with the addition of up to 300 MW annually in each of 2017 through 2020. In addition, FPL expects to develop an additional 1,000 MW of solar projects planned for 2019 and beyond. FPL is also in the preliminary stages of pursuing the modernization of two generating units at its Lauderdale facility to a highly efficient, clean-burning natural gas unit with approximately 1,200 MW of generating capacity (Dania Beach Clean Energy Center). If this project proceeds and the required regulatory approvals are obtained, the proposed in-service date for the Dania Beach Clean Energy Center would be mid-2022 with an expected cost of approximately $900 million.

NEER: Results of Operations

NEER’s net income less net income attributable to noncontrolling interests increased approximately $67 million and $319 million for the three and six months ended June 30, 2017, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(millions)
New investments(a)	$84	$253
Existing assets(a)	(34)	(44)
Gas infrastructure(a)	(17)	(69)
Customer supply and proprietary power and gas trading(b)	22	5
Interest and other general and administrative expenses(c)	(44)	(87)
Other	27	29
Change in non-qualifying hedge activity(d)	185	393
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	(1)	4
Operating results of the solar projects in Spain(d)	9	4
Gain on sale of the Texas natural gas generation facilities(d)	(164)	(164)
Resolution of contingencies related to a previous asset sale(d)	—	(5)
Increase in net income less net income attributable to noncontrolling interests	$67	$319
———————————————

(a)
Reflects after-tax project contributions, including PTCs, ITCs and deferred income taxes and other benefits associated with convertible ITCs for wind and solar projects, as applicable, but excludes allocation of interest expense or corporate general and administrative expenses. Results from projects and pipelines are included in new investments during the first twelve months of operation or ownership. Project results are included in existing assets and pipeline results are included in gas infrastructure beginning with the thirteenth month of operation.

(b)	Excludes allocation of interest expense and corporate general and administrative expenses.

(c)	Includes differential membership interest costs.

(d)	See Overview - Adjusted Earnings for additional information.

New Investments

Results from new investments for the three months ended June 30, 2017 increased primarily due to:

•
higher earnings of approximately $63 million, including the deferred income taxes and other benefits associated with ITCs and convertible ITCs, related to the addition of approximately 1,563 MW of wind generation and 1,336 MW of solar generation during or after the three months ended June 30, 2016, and

•	higher earnings of approximately $20 million related to additional investments in natural gas pipeline projects.

Results from new investments for the six months ended June 30, 2017 increased primarily due to:

•
higher earnings of approximately $212 million, including the deferred income taxes and other benefits associated with ITCs and convertible ITCs, related to the addition of approximately 1,563 MW of wind generation and 1,336 MW of solar generation during or after the six months ended June 30, 2016, and

•	higher earnings of approximately $40 million related to additional investments in natural gas pipeline projects.

Existing Assets

The decrease in results from existing assets for the three and six months ended June 30, 2017 primarily relates to the absence of the 2016 income tax benefits related to the Canadian tax restructuring (see Note 4), the impact of a 2017 refueling outage at Seabrook and, for the six months ended June 30, 2017, lower results related to the sale of natural gas generation facilities in 2016.
Gas Infrastructure

The decrease in gas infrastructure results for the six months ended June 30, 2017 primarily relates to lower gains from exiting the hedged positions on a number of future gas production opportunities; such gains were previously reflected in unrealized mark-to-market non-qualifying hedge activity. The lower results also reflect lower commodity prices and increased depreciation expense reflecting higher depletion rates. NEER continues to monitor its oil and gas producing properties for potential impairments due to low prices for oil and natural gas commodity products.

Interest and Other General and Administrative Expenses

For the three and six months ended June 30, 2017, interest and other general and administrative expenses reflect higher borrowing and other costs to support the growth of the business.

Other Factors

Supplemental to the primary drivers of the changes in NEER's net income less net income attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended June 30, 2017 increased $325 million primarily due to:

•	lower losses from non-qualifying commodity hedges ($66 million of losses for the three months ended June 30, 2017 compared to $284 million for the comparable period in 2016),

•	higher revenues from new investments of approximately $99 million, and

•	higher revenues of $69 million from the customer supply and proprietary power and gas trading business, partly offset by,

•
lower revenues from existing assets of $37 million primarily reflecting the sale of certain natural gas generation facilities in 2016 and a 2017 refueling outage at Seabrook, offset in part by higher revenues from wind assets due to stronger wind resource.

Operating revenues for the six months ended June 30, 2017 increased $308 million primarily due to:

•	gains from non-qualifying commodity hedges ($141 million of gains for the six months ended June 30, 2017 compared to $206 million of losses for the comparable period in 2016),

•	higher revenues from new investments of approximately $176 million, and

•	higher revenues of $74 million from the customer supply and proprietary power and gas trading business, partly offset by,

•
lower revenues from existing assets of $200 million primarily reflecting the sale of certain natural gas generation facilities in 2016 and a 2017 refueling outage at Seabrook, offset in part by higher revenues from wind assets due to stronger wind resource, and

•	lower revenues from the gas infrastructure business of $83 million.

Operating Expenses - net
Operating expenses - net for the three months ended June 30, 2017 increased $303 million primarily due to:

•	the absence of a $254 million gain on the sale of the Texas natural gas generation facilities in 2016, and

•	higher operating expenses associated with new investments of approximately $47 million.

Operating expenses - net for the six months ended June 30, 2017 increased $288 million primarily due to:

•	the absence of a $254 million gain on the sale of the Texas natural gas generation facilities in 2016,

•	higher operating expenses associated with new investments of approximately $95 million, and

•	higher O&M expenses,
partly offset by,
lower fuel expense of approximately $70 million primarily due to the sale of certain natural gas generation facilities in 2016 offset in part by higher fuel purchases for the proprietary power and gas trading business.

Interest Expense
NEER’s interest expense for the three months ended June 30, 2017 decreased approximately $47 million primarily reflecting $36 million of unfavorable changes in the fair value of interest rate derivative instruments compared to $114 million of unfavorable changes in the comparable period in 2016. NEER’s interest expense for the six months ended June 30, 2017 decreased approximately $226 million primarily reflecting $45 million of unfavorable changes in the fair value of interest rate derivative instruments compared to $310 million of unfavorable changes in the comparable period in 2016. The decreases discussed above were partly offset by higher borrowing costs to support growth of the business.

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

Capital Initiatives

During the six months ended June 30, 2017, NEER placed into service approximately 99 MW of new wind generation, 327 MW of wind repowering generation and 141 MW of new solar generation. NEER expects to add approximately 5,400 MW to 8,400 MW of new wind generation, 3,300 MW to 4,300 MW of wind repowering generation and 1,400 MW to 3,800 MW of new solar generation during 2017 through 2020. In addition, during the three months ended June 30, 2017, the Sabal Trail and Florida Southeast Connection natural gas pipeline projects commenced commercial operations.

NEP

In May 2017, an indirect subsidiary of NEER sold a 249 MW wind generation facility located in El Paso County, Colorado to an indirect subsidiary of NEP.

During the second quarter of 2017, intentions to pursue changes to NEP's current governance structure were announced that, among other things, will enhance NEP unitholder governance rights. The new governance structure will establish a NEP board of directors where NEP unitholders will have the ability to nominate and elect board members, subject to certain limitations and requirements. As a result of these announced governance changes, NEE expects to deconsolidate NEP beginning in January 2018, which is when the term of office of the first NEP unitholder-elected directors is expected to take effect. As a result of the deconsolidation of NEP, NEE will reflect its ownership interest in NEP as an equity method investment and future earnings from NEP as earnings from equity method investments in its consolidated financial statements. The equity method investment will be recorded at fair value which is expected to result in a material gain to NEE at the time of deconsolidation. Additionally, sales of assets to NEP after deconsolidation will be accounted for as third-party sales because NEP will no longer be under common control.

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

Corporate and Other's results increased $108 million and $734 million during the three and six months ended June 30, 2017, respectively. The increase for the three months ended June 30, 2017 primarily reflects a decrease in interest expense primarily related to lower net after-tax losses on interest rate and foreign currency derivative instruments and foreign currency transaction losses compared to the prior year period and the absence of a 2016 income tax charge of approximately $58 million related to the sale of the Texas natural gas generation facilities (see Note 4). The increase for the six months ended June 30, 2017 is primarily due to the approximately $685 million after-tax gain on sale of the fiber-optic telecommunications business in January 2017. See Note 9 - Assets and Liabilities Associated with Assets Held for Sale. In addition, Corporate and Other's results reflect a decrease in interest expense for the six months ended June 30, 2017 primarily due to lower losses on interest rate and foreign currency derivative instruments and foreign currency transaction losses, as well as the absence of the $58 million income tax charge.

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

Cash Flows

NEE's sources and uses of cash for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017	2016
	(millions)
Sources of cash:
Cash flows from operating activities	$3,165	$3,270
Long-term borrowings	2,771	2,509
Proceeds from sale of the fiber-optic telecommunications business	1,482	—
Sale of independent power and other investments of NEER	42	396
Issuances of common stock - net	25	43
Net increase in commercial paper and other short-term debt	2,047	1,508
Proceeds from sales of noncontrolling interests in NEP	—	303
Other sources - net	16	65
Total sources of cash	9,548	8,094
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(6,937)	(6,066)
Retirements of long-term debt	(1,885)	(996)
Dividends	(920)	(803)
Other uses - net	(456)	(70)
Total uses of cash	(10,198)	(7,935)
Net increase (decrease) in cash and cash equivalents	$(650)	$159

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. The following table provides a summary of the major capital investments for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
	(millions)
FPL:
Generation:
New	$593	$727
Existing	771	292
Transmission and distribution	1,108	970
Nuclear fuel	94	70
General and other	164	128
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	12	12
Total	2,742	2,199
NEER:
Wind	2,544	1,791
Solar	516	1,209
Nuclear, including nuclear fuel	129	113
Natural gas pipelines	592	412
Other	380	239
Total	4,161	3,764
Corporate and Other	34	103
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$6,937	$6,066

Liquidity

At June 30, 2017, NEE's total net available liquidity was approximately $7.9 billion. The table below provides the components of FPL's and NEECH's net available liquidity at June 30, 2017:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$2,916	$4,964	$7,880	2018 - 2022	2018 - 2022
Issued letters of credit	(3)	(318)	(321)
	2,913	4,646	7,559

Revolving credit facilities	1,155	1,485	2,640	2017 - 2019	2018 - 2022
Borrowings	(1,000)	—	(1,000)
	155	1,485	1,640

Letter of credit facilities(b)	—	550	550		2017 - 2020
Issued letters of credit	—	(405)	(405)
	—	145	145

Subtotal	3,068	6,276	9,344

Cash and cash equivalents	33	607	640
Commercial paper and other short-term borrowings outstanding	(1,000)	(1,120)	(2,120)
Net available liquidity	$2,101	$5,763	$7,864
———————————————

(a)
Provide for the funding of loans up to $7,880 million ($2,916 million for FPL) and the issuance of letters of credit up to $3,450 million ($670 million for FPL). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s bank revolving line of credit facilities are also available to support the purchase of $778 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bondholders and not remarketed prior to maturity. Approximately $2,315 million of FPL's and $3,730 million of NEECH's bank revolving line of credit facilities expire in 2022.

(b)	Only available for the issuance of letters of credit.

Additionally, at June 30, 2017, certain subsidiaries of NEP had credit or loan facilities with available liquidity as set forth in the table below.

	Amount	Amount Remaining Available at June 30, 2017	Rate	Maturity Date	Related Project Use
	(millions)
Senior secured revolving credit facility(a)	$250	$140	Variable	2019	Working capital, expansion projects, acquisitions and general business purposes
Senior secured limited-recourse revolving loan facility(b)	$150	$—	Variable	2020	General business purposes
———————————————

(a)
NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants on a quarterly basis and NEP OpCo's ability to pay cash distributions to its unitholders is subject to certain other restrictions. The revolving credit facility includes borrowing capacity for letters of credit and incremental commitments to increase the revolving credit facility up to $1 billion in the aggregate. Borrowings under the revolving credit facility are guaranteed by NEP OpCo and NEP.

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

In June 2017, NEP entered into a Series A Preferred Unit Purchase Agreement to issue and sell, on or before December 31, 2017, $550 million of Series A convertible preferred units representing limited partner interests in NEP. See Note 7 - NEP Series A Preferred Unit Purchase Agreement for more information.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At June 30, 2017, NEE believes that there is no material exposure related to these guarantee arrangements.

NEE subsidiaries issue guarantees related to equity contribution agreements associated with the development, construction and financing of certain power generation facilities, engineering, procurement and construction agreements and natural gas pipeline development projects. Commitments associated with these activities are included in the contracts table in Note 10.

In addition, as of June 30, 2017, NEE subsidiaries had approximately $2.6 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs and the non-receipt of proceeds from cash grants under the Recovery Act, as well as other types of contractual obligations.

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. As of June 30, 2017, these guarantees totaled approximately $717 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. As of June 30, 2017, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at June 30, 2017) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $692 million.

As of June 30, 2017, subsidiaries of NEE also had approximately $1.1 billion of standby letters of credit and approximately $395 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and six months ended June 30, 2017 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended June 30, 2017
Fair value of contracts outstanding at March 31, 2017	$485	$1,114	$77	$1,676
Reclassification to realized at settlement of contracts	(77)	(78)	(15)	(170)
Inception value of new contracts	3	—	—	3
Net option premium purchases (issuances)	(68)	—	—	(68)
Changes in fair value excluding reclassification to realized	93	38	(46)	85
Fair value of contracts outstanding at June 30, 2017	436	1,074	16	1,526
Net margin cash collateral paid (received)				(141)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2017	$436	$1,074	$16	$1,385

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Six months ended June 30, 2017
Fair value of contracts outstanding at December 31, 2016	$430	$984	$208	$1,622
Reclassification to realized at settlement of contracts	(121)	(147)	(41)	(309)
Inception value of new contracts	4	—	—	4
Net option premium purchases (issuances)	(67)	4	—	(63)
Changes in fair value excluding reclassification to realized	190	233	(151)	272
Fair value of contracts outstanding at June 30, 2017	436	1,074	16	1,526
Net margin cash collateral paid (received)				(141)
Total mark-to-market energy contract net assets (liabilities) at June 30, 2017	$436	$1,074	$16	$1,385

NEE's total mark-to-market energy contract net assets (liabilities) at June 30, 2017 shown above are included on the condensed consolidated balance sheets as follows:

June 30, 2017
(millions)
Current derivative assets	$467
Noncurrent derivative assets	1,347
Current derivative liabilities	(181)
Noncurrent derivative liabilities	(248)
NEE's total mark-to-market energy contract net assets	$1,385

The sources of fair value estimates and maturity of energy contract derivative instruments at June 30, 2017 were as follows:

	Maturity
	2017	2018	2019	2020	2021	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$34	$27	$9	$(8)	$(3)	$(1)	$58
Significant other observable inputs	(34)	12	5	(1)	(9)	(17)	(44)
Significant unobservable inputs	142	64	34	34	20	128	422
Total	142	103	48	25	8	110	436
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	2	17	5	2	(2)	—	24
Significant other observable inputs	88	134	129	106	91	81	629
Significant unobservable inputs	5	29	30	35	36	286	421
Total	95	180	164	143	125	367	1,074
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	18	—	—	—	—	—	18
Significant unobservable inputs	(1)	(1)	—	—	—	—	(2)
Total	17	(1)	—	—	—	—	16
Total sources of fair value	$254	$282	$212	$168	$133	$477	$1,526

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2016	$—	$4	$4	$46	$62	$23	$46	$57	$23
June 30, 2017	$—	$3	$3	$13	$20	$16	$13	$19	$14
Average for the six months ended June 30, 2017	$—	$3	$3	$33	$32	$17	$33	$30	$17
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	June 30, 2017			December 31, 2016
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,895	$1,895	(a)	$1,809	$1,809	(a)
Other investments:
Debt securities	$127	$127	(a)	$123	$123	(a)
Primarily notes receivable(b)	$508	$663	(c)	$526	$668	(c)
Long-term debt, including current maturities(b)	$32,149	$34,289	(d)	$30,418	$31,623	(d)
Interest rate contracts - net unrealized gains (losses)	$(152)	$(152)	(e)	$4	$4	(e)
FPL:
Fixed income securities - special use funds	$1,420	$1,420	(a)	$1,363	$1,363	(a)
Long-term debt, including current maturities	$10,549	$11,984	(d)	$10,072	$11,211	(d)
———————————————

(a)	Primarily estimated using a market approach based on quoted market prices for these or similar issues.

(b)	See Note 3 - Fair Value of Financial Instruments Recorded at Other than Fair Value.

(c)	Primarily estimated using an income approach utilizing a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(d)
Estimated using either a market approach based on quoted market prices for the same or similar issues or an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor.

(e)	Modeled internally using an income approach utilizing a discounted cash flow valuation technique and applying a credit valuation adjustment.

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

As of June 30, 2017, NEE had interest rate contracts with a notional amount of approximately $14.9 billion related to outstanding and expected future debt issuances and borrowings, of which approximately $12.5 billion manages exposure to the variability of cash flows associated with outstanding and expected future debt issuances at NEECH and NEER. The remaining $2.4 billion of notional amount of interest rate contracts effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $1,613 million ($440 million for FPL) at June 30, 2017.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $3,168 million and $2,913 million ($1,902 million and $1,745 million for FPL) at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $296 million ($176 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. As of June 30, 2017, approximately 96% of NEE’s and 99% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of June 30, 2017.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Information regarding purchases made by NEE of its common stock during the three months ended June 30, 2017 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
4/1/17 - 4/30/17	—	—	—	13,274,748
5/1/17 - 5/31/17	1,019	$136.13	—	45,000,000
6/1/17 - 6/30/17	481	$141.39	—	45,000,000
Total	1,500	$137.82	—
————————————

(a)
Includes: (1) in May 2017, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in June 2017, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to an executive officer of deferred retirement share awards.

(b)
In February 2005, NEE's Board of Directors authorized common stock repurchases of up to 20 million shares of common stock over an unspecified period, which authorization was reaffirmed and ratified by the Board of Directors in July 2011. In May 2017, NEE's Board of Directors reaffirmed and ratified the repurchase authorization and increased the number of shares of common stock authorized for repurchase to up to 45 million over an unspecified period.

Item 5. Other Information

On June 26, 2017, NEECH terminated two variable rate bi-lateral term loan agreements it entered into in February 2017 with BNP Paribas and Sumitomo Mitsui Banking Corporation, each of which provided for a $3.75 billion short-term, non-revolving term loan facility, for a total of $7.5 billion.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated April 28, 2017, creating the 3.55% Debentures, Series due May 1, 2027 (filed as Exhibit 4 to Form 8-K dated April 28, 2017, File No. 1-8841)
x
10	NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan, as amended and restated as of May 18, 2017	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
_________________________

*	Incorporated herein by reference

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

Date: July 26, 2017

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