Form 10-Q
period 2017-09-30
NEXTERA ENERGY INC
filed 2017-10-26
CIK 753308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding as of September 30, 2017: 470,397,581

Number of shares of Florida Power & Light Company common stock, without par value, outstanding as of September 30, 2017, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
OPERATING REVENUES	$4,808	$4,805	$13,185	$12,457
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	1,176	1,217	3,093	3,105
Other operations and maintenance	769	833	2,400	2,474
Merger	2	123	17	129
Depreciation and amortization	1,070	983	2,576	2,262
Gains on disposal of a business/assets - net	(5)	(4)	(1,106)	(257)
Taxes other than income taxes and other - net	397	374	1,115	1,062
Total operating expenses - net	3,409	3,526	8,095	8,775
OPERATING INCOME	1,399	1,279	5,090	3,682
OTHER INCOME (DEDUCTIONS)
Interest expense	(381)	(369)	(1,171)	(1,480)
Benefits associated with differential membership interests - net	67	59	311	220
Equity in earnings of equity method investees	56	70	153	147
Allowance for equity funds used during construction	21	20	68	62
Interest income	20	23	59	61
Gains on disposal of investments and other property - net	15	9	64	36
Revaluation of contingent consideration	—	101	—	118
Other - net	23	15	7	21
Total other deductions - net	(179)	(72)	(509)	(815)
INCOME BEFORE INCOME TAXES	1,220	1,207	4,581	2,867
INCOME TAXES	364	418	1,329	879
NET INCOME	856	789	3,252	1,988
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	9	36	29	42
NET INCOME ATTRIBUTABLE TO NEE	$847	$753	$3,223	$1,946
Earnings per share attributable to NEE:
Basic	$1.80	$1.63	$6.88	$4.21
Assuming dilution	$1.79	$1.62	$6.83	$4.19
Dividends per share of common stock	$0.9825	$0.87	$2.9475	$2.61
Weighted-average number of common shares outstanding:
Basic	469.4	463.3	468.3	461.7
Assuming dilution	473.5	466.0	472.0	464.7

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME	$856	$789	$3,252	$1,988
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $4, $3, $9 and $26 tax expense, respectively)	10	17	24	53
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains on securities still held (net of $23, $23, $68 and $42 tax expense, respectively)	31	31	91	56
Reclassification from accumulated other comprehensive income (loss) to net income (net of $4, $2, $15 and $6 tax benefit, respectively)	(6)	(2)	(23)	(8)
Defined benefit pension and other benefits plans (net of less than $1 tax benefit, $4 tax expense and $4 tax benefit, respectively)	(1)	—	6	(7)
Net unrealized gains (losses) on foreign currency translation (net of less than $1, $1 and $1 tax expense and $2 tax benefit, respectively)	10	(9)	30	19
Other comprehensive income (loss) related to equity method investee (net of less than $1 tax expense, $0, less than $1 tax expense and $3 tax benefit, respectively)	1	3	1	(1)
Total other comprehensive income, net of tax	45	40	129	112
COMPREHENSIVE INCOME	901	829	3,381	2,100
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	9	30	40	22
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$892	$799	$3,341	$2,078

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	September 30, 2017	December 31, 2016
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$84,045	$80,150
Nuclear fuel	2,011	2,131
Construction work in progress	6,492	4,732
Accumulated depreciation and amortization	(21,460)	(20,101)
Total property, plant and equipment - net ($14,186 and $14,632 related to VIEs, respectively)	71,088	66,912
CURRENT ASSETS
Cash and cash equivalents	1,381	1,292
Customer receivables, net of allowances of $9 and $5, respectively	2,147	1,784
Other receivables	603	655
Materials, supplies and fossil fuel inventory	1,352	1,289
Regulatory assets	551	524
Derivatives	442	885
Assets held for sale	—	452
Other	551	528
Total current assets	7,027	7,409
OTHER ASSETS
Special use funds	5,894	5,434
Other investments ($474 and $479 related to a VIE, respectively)	2,983	2,482
Prepaid benefit costs	1,217	1,177
Regulatory assets ($53 and $107 related to a VIE, respectively)	3,290	1,894
Derivatives	1,546	1,350
Other	3,736	3,335
Total other assets	18,666	15,672
TOTAL ASSETS	$96,781	$89,993
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 470 and 468, respectively)	$5	$5
Additional paid-in capital	9,046	8,948
Retained earnings	17,299	15,458
Accumulated other comprehensive income (loss)	48	(70)
Total common shareholders' equity	26,398	24,341
Noncontrolling interests	923	990
Total equity	27,321	25,331
Long-term debt ($5,909 and $5,080 related to VIEs, respectively)	30,345	27,818
Total capitalization	57,666	53,149
CURRENT LIABILITIES
Commercial paper	2,074	268
Other short-term debt	255	150
Current maturities of long-term debt	2,285	2,604
Accounts payable	2,256	3,447
Customer deposits	449	470
Accrued interest and taxes	873	480
Derivatives	257	404
Accrued construction-related expenditures	921	1,120
Regulatory liabilities	157	299
Liabilities associated with assets held for sale	—	451
Other	2,077	1,226
Total current liabilities	11,604	10,919
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,882	2,736
Deferred income taxes	12,563	11,101
Regulatory liabilities	4,895	4,906
Derivatives	514	477
Deferral related to differential membership interests - VIEs	4,542	4,656
Other	2,115	2,049
Total other liabilities and deferred credits	27,511	25,925
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$96,781	$89,993

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,252	$1,988
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,576	2,262
Nuclear fuel and other amortization	210	275
Unrealized losses on marked to market derivative contracts - net	45	369
Foreign currency transaction losses (gains)	(23)	99
Deferred income taxes	1,316	766
Cost recovery clauses and franchise fees	61	111
Acquisition of purchased power agreement	(258)	—
Benefits associated with differential membership interests - net	(311)	(220)
Gains on disposal of a business/assets - net	(1,170)	(291)
Recoverable storm-related costs	(334)	(17)
Other - net	106	(161)
Changes in operating assets and liabilities:
Current assets	(544)	(204)
Noncurrent assets	(77)	(17)
Current liabilities	299	362
Noncurrent liabilities	12	(28)
Net cash provided by operating activities	5,160	5,294
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(3,676)	(2,976)
Independent power and other investments of NEER	(4,678)	(4,610)
Nuclear fuel purchases	(175)	(194)
Other capital expenditures and other investments	(58)	(149)
Proceeds from sale of the fiber-optic telecommunications business	1,482	—
Sale of independent power and other investments of NEER	159	395
Proceeds from sale or maturity of securities in special use funds and other investments	2,059	2,635
Purchases of securities in special use funds and other investments	(2,146)	(2,711)
Proceeds from sales of noncontrolling interests in NEP	—	645
Other - net	198	(18)
Net cash used in investing activities	(6,835)	(6,983)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	5,196	4,644
Retirements of long-term debt	(3,892)	(2,654)
Proceeds from differential membership investors	340	328
Net change in commercial paper	1,806	254
Proceeds from other short-term debt	200	500
Repayments of other short-term debt	(2)	(362)
Issuances of common stock - net	36	528
Dividends on common stock	(1,382)	(1,205)
Other - net	(538)	(234)
Net cash provided by financing activities	1,764	1,799
Net increase in cash and cash equivalents	89	110
Cash and cash equivalents at beginning of period	1,292	571
Cash and cash equivalents at end of period	$1,381	$681
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$2,036	$2,655
Decrease (increase) in property, plant and equipment - net as a result of cash grants primarily under the Recovery Act	$(145)	$403
Increase in property, plant and equipment - net as a result of a settlement/noncash exchange	$(92)	$(70)
Proceeds from differential membership investors used to reduce debt	$—	$100

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2016	468	$5	$8,948	$(70)	$15,458	$24,341	$990	$25,331
Net income	—	—	—	—	3,223	3,223	29
Issuances of common stock, net of issuance cost of less than $1	2	—	24	—	—	24	—
Share-based payment activity	—	—	77	—	—	77	—
Dividends on common stock	—	—	—	—	(1,382)	(1,382)	—
Other comprehensive income	—	—	—	118	—	118	11
Sale of NEER assets to NEP	—	—	—	—	—	—	(17)
Distributions to noncontrolling interests	—	—	—	—	—	—	(64)
Other	—	—	(3)	—	—	(3)	(26)
Balances, September 30, 2017	470	$5	$9,046	$48	$17,299	$26,398	$923	$27,321

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2015	461	$5	$8,596	$(167)	$14,140	$22,574	$538	$23,112
Net income	—	—	—	—	1,946	1,946	42
Issuances of common stock, net of issuance cost of less than $1	5	—	523	—	—	523	—
Share-based payment activity	1	—	96	—	—	96	—
Dividends on common stock	—	—	—	—	(1,205)	(1,205)	—
Premium on equity units	—	—	(200)	—	—	(200)	—
Other comprehensive income (loss)	—	—	—	131	—	131	(19)
Sale of NEER assets to NEP	—	—	49	—	—	49	440
Distributions to noncontrolling interests	—	—	—	—	—	—	(37)
Other	—	—	(25)	—	18	(7)	(2)
Balances, September 30, 2016	467	$5	$9,039	$(36)	$14,899	$23,907	$962	$24,869

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
OPERATING REVENUES	$3,477	$3,283	$9,095	$8,337
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	1,036	1,045	2,696	2,556
Other operations and maintenance	362	403	1,137	1,203
Depreciation and amortization	704	587	1,514	1,207
Taxes other than income taxes and other - net	353	327	975	908
Total operating expenses - net	2,455	2,362	6,322	5,874
OPERATING INCOME	1,022	921	2,773	2,463
OTHER INCOME (DEDUCTIONS)
Interest expense	(121)	(114)	(360)	(342)
Allowance for equity funds used during construction	20	17	55	55
Other - net	1	—	2	3
Total other deductions - net	(100)	(97)	(303)	(284)
INCOME BEFORE INCOME TAXES	922	824	2,470	2,179
INCOME TAXES	356	309	933	823
NET INCOME(a)	$566	$515	$1,537	$1,356
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	September 30, 2017	December 31, 2016
ELECTRIC UTILITY PLANT AND OTHER PROPERTY
Plant in service and other property	$46,394	$44,966
Nuclear fuel	1,260	1,308
Construction work in progress	3,341	2,039
Accumulated depreciation and amortization	(12,730)	(12,304)
Total electric utility plant and other property - net	38,265	36,009
CURRENT ASSETS
Cash and cash equivalents	8	33
Customer receivables, net of allowances of $5 and $2, respectively	1,212	768
Other receivables	225	148
Materials, supplies and fossil fuel inventory	903	851
Regulatory assets	551	524
Derivatives	7	209
Other	176	213
Total current assets	3,082	2,746
OTHER ASSETS
Special use funds	3,963	3,665
Prepaid benefit costs	1,332	1,301
Regulatory assets ($53 and $107 related to a VIE, respectively)	2,971	1,573
Other	302	207
Total other assets	8,568	6,746
TOTAL ASSETS	$49,915	$45,501
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	8,291	8,332
Retained earnings	7,682	6,875
Total common shareholder's equity	17,346	16,580
Long-term debt ($74 and $144 related to a VIE, respectively)	10,055	9,705
Total capitalization	27,401	26,285
CURRENT LIABILITIES
Commercial paper	1,079	268
Other short-term debt	250	150
Current maturities of long-term debt	463	367
Accounts payable	764	837
Customer deposits	446	466
Accrued interest and taxes	637	240
Accrued construction-related expenditures	218	262
Regulatory liabilities	145	294
Other	1,576	497
Total current liabilities	5,578	3,381
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,001	1,919
Deferred income taxes	9,554	8,541
Regulatory liabilities	4,855	4,893
Other	526	482
Total other liabilities and deferred credits	16,936	15,835
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$49,915	$45,501

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,537	$1,356
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,514	1,207
Nuclear fuel and other amortization	153	167
Deferred income taxes	987	569
Cost recovery clauses and franchise fees	61	111
Acquisition of purchased power agreement	(258)	—
Recoverable storm-related costs	(334)	(17)
Other - net	(63)	(15)
Changes in operating assets and liabilities:
Current assets	(578)	(185)
Noncurrent assets	(45)	12
Current liabilities	507	679
Noncurrent liabilities	(13)	(94)
Net cash provided by operating activities	3,468	3,790
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,676)	(2,976)
Nuclear fuel purchases	(104)	(121)
Proceeds from sale or maturity of securities in special use funds	1,241	1,775
Purchases of securities in special use funds	(1,320)	(1,836)
Other - net	29	32
Net cash used in investing activities	(3,830)	(3,126)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	200	150
Retirements of long-term debt	(73)	(262)
Net change in commercial paper	811	408
Proceeds from other short-term debt	200	500
Repayments of other short-term debt	(2)	(150)
Dividends to NEE	(800)	(1,300)
Other - net	1	13
Net cash provided by (used in) financing activities	337	(641)
Net increase (decrease) in cash and cash equivalents	(25)	23
Cash and cash equivalents at beginning of period	33	23
Cash and cash equivalents at end of period	$8	$46
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$400	$475
Increase in electric utility plant and other property - net as a result of a noncash exchange	$(96)	$—

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

The components of net periodic (income) cost for the plans are as follows:

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(millions)
Service cost	$16	$16	$—	$—	$49	$47	$1	$1
Interest cost	21	26	2	3	63	78	6	10
Expected return on plan assets	(67)	(65)	—	—	(202)	(195)	—	—
Amortization of prior service cost (benefit)	—	—	(4)	—	(1)	1	(6)	(2)
Special termination benefits	—	—	—	—	38	—	—	—
Postretirement benefits settlement	—	—	—	—	—	—	1	—
Net periodic (income) cost at NEE	$(30)	$(23)	$(2)	$3	$(53)	$(69)	$2	$9
Net periodic (income) cost at FPL	$(20)	$(15)	$(2)	$2	$(32)	$(44)	$1	$7

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

2.  Derivative Instruments

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the physical and financial risks inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated primarily with outstanding and expected future debt issuances and borrowings, and to optimize the value of NEER's power generation and gas infrastructure assets. NEE and FPL do not utilize hedge accounting for their cash flow and fair value hedges.

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

For interest rate and foreign currency derivative instruments, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense in NEE's condensed consolidated statements of income. In addition, for the nine months ended September 30, 2017 and 2016, NEE reclassified approximately $2 million ($1 million after-tax) and $17 million ($10 million after tax), respectively, from AOCI to interest expense primarily because it became probable that related future transactions being hedged would not occur. At September 30, 2017, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $27 million of net losses included in AOCI at September 30, 2017 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at September 30, 2017 and December 31, 2016, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 3 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	September 30, 2017
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$4,081	$2,546	$1,885	$403
Interest rate contracts	76	299	92	315
Foreign currency contracts	—	42	11	53
Total fair values	$4,157	$2,887	$1,988	$771

FPL:
Commodity contracts	$11	$7	$7	$3

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$442
Noncurrent derivative assets(b)			1,546
Current derivative liabilities				$257
Noncurrent derivative liabilities(c)				514
Total derivatives			$1,988	$771

Net fair value by FPL balance sheet line item:
Current derivative assets			$7
Current other liabilities				$3
Total derivatives			$7	$3
———————————————

(a)	Reflects the netting of approximately $74 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $12 million in margin cash collateral received from counterparties.

(c)	Reflects the netting of approximately $33 million in margin cash collateral paid to counterparties.

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

At September 30, 2017 and December 31, 2016, NEE had approximately $13 million and $5 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at September 30, 2017 and December 31, 2016, NEE had approximately $177 million and $129 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(millions)
Commodity contracts:(a)
Operating revenues	$114	$264	$538	$502
Fuel, purchased power and interchange	—	1	—	(1)
Foreign currency contracts - interest expense	(4)	15	53	96
Foreign currency contracts - other - net	(2)	1	(5)	(2)
Interest rate contracts - interest expense	(41)	(58)	(232)	(515)
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(13)	(18)	(36)	(71)
Foreign currency contracts	(1)	(3)	(80)	(9)
Total	$53	$202	$238	$—
———————————————

(a)
For the three and nine months ended September 30, 2017, FPL recorded losses of approximately $12 million and $164 million, respectively, related to commodity contracts as regulatory assets on its condensed consolidated balance sheets. For the three and nine months ended September 30, 2016, FPL recorded approximately $35 million of losses and $35 million of gains, respectively, related to commodity contracts as regulatory assets and regulatory liabilities on its condensed consolidated balance sheets.

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

	September 30, 2017				December 31, 2016
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(107)	MWh	—		(84)	MWh	—
Natural gas	312	MMBtu	255	MMBtu	1,002	MMBtu	618	MMBtu
Oil	(3)	barrels	—		(7)	barrels	—

At September 30, 2017 and December 31, 2016, NEE had interest rate contracts with notional amounts totaling approximately $13.6 billion and $15.1 billion, respectively, and foreign currency contracts with notional amounts totaling approximately $714 million and $705 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At September 30, 2017 and December 31, 2016, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.1 billion ($7 million for FPL) and $1.3 billion ($5 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $130 million (none at FPL) as of September 30, 2017 and $110 million (none at FPL) as of December 31, 2016. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $1.1 billion ($40 million at FPL) as of September 30, 2017 and $990 million ($10 million at FPL) as of December 31, 2016. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $220 million ($140 million at FPL) as of September 30, 2017 and $225 million ($115 million at FPL) as of December 31, 2016.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At September 30, 2017 and December 31, 2016, applicable NEE subsidiaries have posted approximately $2 million (none at FPL) and $1 million (none at FPL), respectively, in cash and $26 million (none at FPL) and $30 million (none at FPL), respectively, in the form of letters of credit each of which could be applied toward the collateral requirements described above. FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	September 30, 2017
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash:(b)
NEE - equity securities	$999	$—		$—		$999
FPL - equity securities	$112	$—		$—		$112
Special use funds:(c)
NEE:
Equity securities	$1,590	$1,695	(d)	$—		$3,285
U.S. Government and municipal bonds	$404	$138		$—		$542
Corporate debt securities	$1	$772		$—		$773
Mortgage-backed securities	$—	$452		$—		$452
Other debt securities	$—	$126		$—		$126
FPL:
Equity securities	$442	$1,545	(d)	$—		$1,987
U.S. Government and municipal bonds	$301	$115		$—		$416
Corporate debt securities	$—	$542		$—		$542
Mortgage-backed securities	$—	$343		$—		$343
Other debt securities	$—	$114		$—		$114
Other investments:
NEE:
Equity securities	$25	$10		$—		$35
Debt securities	$32	$109		$—		$141
Derivatives:
NEE:
Commodity contracts	$1,168	$1,503		$1,410	$(2,196)	$1,885	(e)
Interest rate contracts	$—	$76		$—	$16	$92	(e)
Foreign currency contracts	$—	$—		$—	$11	$11	(e)
FPL - commodity contracts	$—	$10		$1	$(4)	$7	(e)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,144	$900		$502	$(2,143)	$403	(e)
Interest rate contracts	$—	$171		$128	$16	$315	(e)
Foreign currency contracts	$—	$42		$—	$11	$53	(e)
FPL - commodity contracts	$—	$5		$2	$(4)	$3	(e)
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

(b)	Includes restricted cash of approximately $137 million ($99 million for FPL) in other current assets on the condensed consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	See Note 2 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at September 30, 2017 are as follows:

	Fair Value at		Valuation	Significant
Transaction Type	September 30, 2017		Technique(s)	Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$860	$263	Discounted cash flow	Forward price (per MWh)	$—	—	$87
Forward contracts - gas	28	14	Discounted cash flow	Forward price (per MMBtu)	$1	—	$6
Options - power	48	19	Option models	Implied correlations	1%	—	100%
				Implied volatilities	8%	—	227%
Options - primarily gas	149	195	Option models	Implied correlations	1%	—	100%
				Implied volatilities	1%	—	104%
Full requirements and unit contingent contracts	325	11	Discounted cash flow	Forward price (per MWh)	$(19)	—	$206
				Customer migration rate(a)	—%	—	20%
Total	$1,410	$502
———————————————

(a)	Applies only to full requirements contracts.

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

In addition, the fair value measurement of interest rate contract net liabilities related to the solar projects in Spain of approximately $128 million at September 30, 2017 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the contracts.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended September 30,
	2017		2016
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at June 30	$724	$(2)	$532	$(1)
Realized and unrealized gains (losses):
Included in earnings(a)	158	—	153	—
Included in other comprehensive income (loss)(b)	(5)	—	—	—
Purchases	38	—	28	—
Settlements	(77)	1	(72)	1
Issuances	(59)	—	(16)	—
Transfers in(c)	—	—	1	—
Transfers out(c)	1	—	36	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$780	$(1)	$662	$—
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(d)	$213	$—	$150	$—
———————————————

(a)
For the three months ended September 30, 2017 and 2016, realized and unrealized gains of approximately $164 million and $198 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is primarily reflected in interest expense.

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

(d)
For the three months ended September 30, 2017 and 2016, unrealized gains of approximately $219 million and $194 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended September 30,
	2017		2016
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$578	$1	$538	$—
Realized and unrealized gains (losses):
Included in earnings(a)	518	—	373	—
Included in other comprehensive income(b)	(16)	—	(3)	—
Included in regulatory assets and liabilities	(2)	(2)	—	—
Purchases	83	—	203	—
Settlements	(234)	—	(300)	—
Issuances	(162)	—	(159)	—
Transfers in(c)	14	—	4	—
Transfers out(c)	1	—	6	—
Fair value of net derivatives based on significant unobservable inputs at September 30	$780	$(1)	$662	$—
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(d)	$461	$—	$231	$—
———————————————

(a)
For the nine months ended September 30, 2017 and 2016, realized and unrealized gains of approximately $519 million and $443 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is primarily reflected in interest expense.

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

(d)
For the nine months ended September 30, 2017 and 2016, unrealized gains of approximately $462 million and $302 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

Contingent Consideration - NEE recorded a liability related to a contingent holdback as part of the 2015 acquisition of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas (Texas pipelines). The contingent holdback was payable if the Texas pipelines entered into one or more written contracts by December 31, 2016 related to certain financial performance and capital expenditure thresholds. The significant inputs and assumptions used in the fair value measurement included the estimated probability of executing contracts related to financial performance and capital expenditure thresholds as well as the appropriate discount rate. During the three and nine months ended September 30, 2016, NEE recorded approximately $101 million and $118 million, respectively, in fair value adjustments to decrease the contingent consideration based on updated estimates associated with management's probability assessment as of September 30, 2016. The fair value adjustments are included in revaluation of contingent consideration in NEE's condensed consolidated statements of income.

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	September 30, 2017			December 31, 2016
	Carrying Amount	Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$716	$716		$712		$712
Other investments - primarily notes receivable(b)	$512	$695		$526		$668
Long-term debt, including current maturities	$32,625	$34,846	(c)	$30,418	(d)	$31,623	(c)(d)
FPL:
Special use funds(a)	$561	$561		$557		$557
Long-term debt, including current maturities	$10,518	$11,941	(c)	$10,072		$11,211	(c)
———————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

(b)
Primarily a note receivable which bears interest at a fixed rate and matures in 2029. At September 30, 2017, the note receivable is classified as held for sale and is under contract, along with debt secured by this note receivable (see Note 6 - NEER). Fair values are estimated using an income approach utilizing a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3).

(c)
As of September 30, 2017 and December 31, 2016, for NEE, approximately $33,106 million and $29,804 million, respectively, is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). For FPL, primarily estimated using quoted market prices for the same or similar issues (Level 2).

(d)
Excludes debt totaling $373 million reflected in liabilities associated with assets held for sale on NEE's condensed consolidated balance sheet for which the carrying amount approximates fair value. See Note 9 - Assets and Liabilities Associated with Assets Held for Sale.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of $5,894 million and $5,434 million at September 30, 2017 and December 31, 2016, respectively ($3,963 million and $3,665 million, respectively, for FPL). The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value. The amortized cost of debt and equity securities is approximately $1,863 million and $1,604 million, respectively, at September 30, 2017 and $1,820 million and $1,543 million, respectively, at December 31, 2016 ($1,392 million and $808 million, respectively, at September 30, 2017 and $1,373 million and $764 million, respectively, at December 31, 2016 for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory asset or liability accounts. For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds and included in other - net in NEE's condensed consolidated statements of income. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at September 30, 2017 of approximately eight years at both NEE and FPL. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL		NEE		FPL
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(millions)
Realized gains	$29	$28	$9	$15	$106	$83	$35	$42
Realized losses	$15	$15	$8	$8	$58	$53	$34	$30
Proceeds from sale or maturity of securities	$518	$902	$329	$661	$1,772	$2,330	$1,166	$1,741
The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(millions)
Equity securities	$1,690	$1,396	$1,188	$1,007
Debt securities	$40	$22	$31	$17

The unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(millions)
Unrealized losses(a)	$11	$34	$9	$28
Fair value	$737	$959	$546	$722
———————————————

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at September 30, 2017 and December 31, 2016 were not material to NEE or FPL.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4.  Income Taxes

NEE's effective income tax rates for the three months ended September 30, 2017 and 2016 were approximately 30% and 35%, respectively. The rates for both periods reflect the benefit of PTCs of approximately $27 million and $19 million, respectively, related to NEER's wind projects, as well as ITCs and deferred income taxes associated with grants under the Recovery Act (convertible ITCs) totaling approximately $51 million and $34 million, respectively, related to solar and certain wind projects at NEER.

NEE's effective income tax rates for the nine months ended September 30, 2017 and 2016 were approximately 29% and 31%, respectively. The rates for both periods reflect the benefit of PTCs of approximately $85 million and $92 million, respectively, related to NEER's wind projects, as well as ITCs and deferred income taxes associated with convertible ITCs totaling approximately $220 million and $115 million, respectively, related to solar and certain wind projects at NEER.

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

5. Oncor-Related Transactions

From July 2016 through October 2016, NEE and certain of its affiliates entered into several agreements with Energy Future Holdings Corp. (EFH) and Energy Future Intermediate Holding Company LLC (EFIH), Texas Transmission Holdings Corporation (TTHC), Oncor Management Investment LLC and certain of their affiliates, which would have resulted in NEE owning 100% of Oncor Electric Delivery Company LLC (Oncor) if the transactions contemplated by those agreements would have been consummated. The agreements with EFH and EFIH and TTHC were subject to, among other things, approval by the Public Utility Commission of Texas (PUCT). On April 13, 2017, the PUCT issued a final order denying NEE's purchase of Oncor. On July 6, 2017, EFH and EFIH provided a written notice (notice) to NEE terminating the agreement and plan of merger, dated as of July 29, 2016, as amended (merger agreement), under which EFH Merger Co., LLC (Merger Sub), a direct wholly owned subsidiary of NEE, would have acquired 100% of the equity of reorganized EFH and certain of its subsidiaries, including its indirect ownership of approximately 80% of the outstanding equity interests of Oncor. Subsequently, NEE, EFH and EFIH and a large creditor of EFIH commenced legal proceedings in the U.S. Bankruptcy Court for the District of Delaware (bankruptcy court) in which the chapter 11 bankruptcy proceedings of EFH and EFIH are taking place to determine whether NEE is entitled to receive the $275 million termination fee to which NEE believes it is entitled under the merger agreement and a September 2016 order of the bankruptcy court approving the termination fee payment provisions of the merger agreement (2016 termination fee approval order). In October 2017, the judge presiding over these proceedings issued an opinion and order in one of these legal proceedings that the bankruptcy court's issuance of the 2016 termination fee approval order was based upon a fundamental misapprehension of critical facts by the bankruptcy court and, accordingly, ordered that EFH and EFIH are not authorized to pay the fee. NEE intends to appeal this decision and believes it is erroneous. Until that appeal is ultimately resolved, the remaining legal proceedings in the bankruptcy court between NEE, EFH and EFIH and the large creditor of EFIH as to whether NEE would be entitled to the termination fee if the foregoing appeal is successful have been stayed.

NEE is continuing to perform its obligations under the TTHC merger agreement. The TTHC merger agreement becomes terminable by NEE and separately by TTHC and its primary owners (acting together) if the PUCT has not approved the TTHC transaction by October 31, 2017. The TTHC merger agreement contemplates the payment by NEE of a termination fee of $72.3 million in connection with certain specified terminations of the TTHC merger agreement.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6.  Variable Interest Entities (VIEs)

As of September 30, 2017, NEE had thirty-three VIEs which it consolidated and had interests in certain other VIEs which it did not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $143 million and $216 million at September 30, 2017 and December 31, 2016, respectively, and consisted primarily of storm-recovery property, which are included in both current and noncurrent regulatory assets on NEE's and FPL's condensed consolidated balance sheets. The liabilities of the VIE were approximately $145 million and $214 million at September 30, 2017 and December 31, 2016, respectively, and consisted primarily of storm-recovery bonds, which are included in current maturities of long-term debt and long-term debt on NEE's and FPL's condensed consolidated balance sheets.

NEER - NEE consolidates thirty-two NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, and has the obligation to absorb expected losses of these VIEs.

A subsidiary of NEER is the primary beneficiary of, and therefore consolidates, NEP, which consolidates NEP OpCo because of NEP’s controlling interest in the general partner of NEP OpCo. NEP is a limited partnership formed to acquire, manage and own contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NEP OpCo. NEE owns a controlling non-economic general partner interest in NEP and a limited partner interest in NEP OpCo, and presents NEP's limited partner interest as a noncontrolling interest in NEE's consolidated financial statements. At September 30, 2017, NEE owned common units of NEP OpCo representing a noncontrolling interest in NEP’s operating projects of approximately 65.1%. The assets and liabilities of NEP were approximately $7.8 billion and $5.7 billion, respectively, at September 30, 2017, and $7.2 billion and $5.0 billion, respectively, at December 31, 2016, and primarily consisted of property, plant and equipment and long-term debt. During the third quarter of 2017, changes to NEP's governance structure were made that, among other things, enhanced NEP unitholder governance rights. As a result of these governance changes, NEE expects to deconsolidate NEP beginning in January 2018.

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generation facilities with the capability of producing 110 MW. These entities sell their electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of the VIE were approximately $83 million and $28 million, respectively, at September 30, 2017 and $95 million and $42 million, respectively, at December 31, 2016, and consisted primarily of property, plant and equipment and long-term debt.

Two indirect subsidiaries of NEER each contributed, to a NEP subsidiary, an approximately 50% ownership interest in three entities which own and operate solar PV facilities with the capability of producing a total of approximately 277 MW. Each of the two indirect subsidiaries of NEER is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NEER. These three entities sell their electric output to third parties under power sales contracts with expiration dates in 2035 and 2036. The three entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs were approximately $574 million and $481 million, respectively, at September 30, 2017 and $571 million and $487 million, respectively, at December 31, 2016, and consisted primarily of property, plant and equipment and long-term debt.

NEER consolidates a special purpose entity that has insufficient equity at risk and is considered a VIE. The entity provided a loan in the form of a note receivable (see Note 3 - Fair Value of Financial Instruments Recorded at Other than Fair Value) to an unrelated third party, and also issued senior secured bonds which are collateralized by the note receivable. The assets and liabilities of the VIE were approximately $505 million and $493 million, respectively, at September 30, 2017, and $502 million and $511 million,

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

respectively at December 31, 2016, and consisted primarily of notes receivables (included in other investments and classified as held for sale as of September 30, 2017) and long-term debt.

The other twenty-seven NEER VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 6,649 MW and 374 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2018 through 2051 or in the spot market. Certain investors that have no equity at risk in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generation facilities, including certain tax attributes. Certain entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $10.5 billion and $5.9 billion, respectively, at September 30, 2017 and $10.9 billion and $6.9 billion, respectively, at December 31, 2016. At September 30, 2017 and December 31, 2016, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - As of September 30, 2017 and December 31, 2016, several NEE subsidiaries had investments totaling approximately $2,601 million ($2,133 million at FPL) and $2,505 million ($2,049 million at FPL), respectively, which are included in special use funds and other investments on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method. These entities are limited partnerships or similar entity structures in which the limited partners or nonmanaging members do not have substantive rights, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $268 million and $234 million at September 30, 2017 and December 31, 2016, respectively, which are included in other investments on NEE’s condensed consolidated balance sheets. Subsidiaries of NEE had committed to invest an additional approximately $90 million in three of the entities as of September 30, 2017 and $30 million in two of the entities as of December 31, 2016.

7. Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(millions, except per share amounts)
Numerator - net income attributable to NEE	$847	$753	$3,223	$1,946
Denominator:
Weighted-average number of common shares outstanding - basic	469.4	463.3	468.3	461.7
Equity units, stock options, performance share awards, forward sale agreements and restricted stock(a)	4.1	2.7	3.7	3.0
Weighted-average number of common shares outstanding - assuming dilution	473.5	466.0	472.0	464.7
Earnings per share attributable to NEE:
Basic	$1.80	$1.63	$6.88	$4.21
Assuming dilution	$1.79	$1.62	$6.83	$4.19
———————————————

(a)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options and performance share awards, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were less than one million and approximately 11.2 million for the three months ended September 30, 2017 and 2016, respectively, and 4.1 million and 3.9 million for the nine months ended September 30, 2017 and 2016, respectively. NEP's senior unsecured convertible notes (see Note 8) are potentially dilutive securities, however, their effect on the calculation of NEE's diluted EPS for the three and nine months ended September 30, 2017 was not material.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Forward Sale Agreements - In November 2016, NEE entered into forward sale agreements with several forward counterparties for 12 million shares of its common stock to be settled on a date or dates to be specified at NEE's direction, no later than November 1, 2017. During the second and third quarters of 2017, NEE issued 1,711,345 shares of its common stock to net share settle all of the shares of its common stock under the forward sale agreements. The forward sale price used to determine the net share settlement amount was calculated based on the initial forward sale price of $124.00 per share, less certain adjustments as specified in the forward sale agreements.

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

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended September 30, 2017
Balances, June 30, 2017	$(96)		$268		$(76)	$(71)	$(22)	$3
Other comprehensive income before reclassifications	—		31		—	10	1	42
Amounts reclassified from AOCI	10	(a)	(6)	(b)	(1)	—	—	3
Net other comprehensive income (loss)	10		25		(1)	10	1	45
Less other comprehensive income attributable to noncontrolling interests	(1)		—		—	1	—	—
Balances, September 30, 2017	$(85)		$293		$(77)	$(62)	$(21)	$48
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Three Months Ended September 30, 2016
Balances, June 30, 2016	$(134)		$193		$(69)	$(44)	$(28)	$(82)
Other comprehensive income (loss) before reclassifications	—		31		—	(9)	3	25
Amounts reclassified from AOCI	17	(a)	(2)	(b)	—	—	—	15
Net other comprehensive income (loss)	17		29		—	(9)	3	40
Less other comprehensive loss attributable to noncontrolling interests	—		—		—	(6)	—	(6)
Balances, September 30, 2016	$(117)		$222		$(69)	$(47)	$(25)	$(36)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Nine Months Ended September 30, 2017
Balances, December 31, 2016	$(100)		$225		$(83)	$(90)	$(22)	$(70)
Other comprehensive income before reclassifications	—		91		7	30	1	129
Amounts reclassified from AOCI	24	(a)	(23)	(b)	(1)	—	—	—
Net other comprehensive income	24		68		6	30	1	129
Less other comprehensive income attributable to noncontrolling interests	9		—		—	2	—	11
Balances, September 30, 2017	$(85)		$293		$(77)	$(62)	$(21)	$48
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Nine Months Ended September 30, 2016
Balances, December 31, 2015	$(170)		$174		$(62)	$(85)	$(24)	$(167)
Other comprehensive income (loss) before reclassifications	—		56		(7)	19	(1)	67
Amounts reclassified from AOCI	53	(a)	(8)	(b)	—	—	—	45
Net other comprehensive income (loss)	53		48		(7)	19	(1)	112
Less other comprehensive loss attributable to noncontrolling interests	—		—		—	(19)	—	(19)
Balances, September 30, 2016	$(117)		$222		$(69)	$(47)	$(25)	$(36)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 2 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.  Debt

Significant long-term debt issuances and borrowings by subsidiaries of NEE during the nine months ended September 30, 2017 were as follows:

	Principal Amount	Interest Rate		Maturity Date
	(millions)
FPL:
Other long-term debt	$200	Variable	(a)	2018
NEECH:
Debentures	$1,250	3.55%		2027
Japanese yen denominated term loan	$535	Variable	(a)	2020
Junior subordinated debentures	$755	5.11%		2057
NEER:
Senior secured limited-recourse term loans	$308	Variable	(a)	2026
Senior unsecured NEP convertible notes	$300	1.50%	(b)	2020
Senior unsecured notes	$1,100	4.25% - 4.50%		2024 - 2027
Senior secured limited-recourse notes	$200	3.50%		2037
Other long-term debt	$480	Variable	(a)	2018 - 2019
———————————————

(a)
Variable rate is based on an underlying index plus a margin. Interest rate swap agreements have been entered into with respect to certain of these issuances and a foreign currency swap has been entered into with respect to the Japanese yen denominated term loan. See Note 2.

(b)
A holder may convert all or a portion of its notes into NEP common units and cash in lieu of any fractional common unit at the conversion rate. At September 30, 2017, the conversion rate, subject to certain adjustments, is 18.9170 NEP common units per $1,000 principal amount of the convertible notes.

9.  Summary of Significant Accounting and Reporting Policies

Revenue Recognition - In May 2014, the FASB issued an accounting standards update, which was subsequently amended, that provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures regarding such contracts. FPL and NEER generate substantially all of NEE’s operating revenues. FPL’s operating revenues are derived primarily from tariff-based sales that result from providing electricity to retail customers with no defined contractual term. For these types of sales, FPL expects that the operating revenues will be equivalent to the electricity delivered and billed in that period under the standards update, which is consistent with current practice. NEER’s operating revenues are derived primarily from the sale of energy. NEER continues to evaluate its individual contracts to determine if the amount or timing of recognition will differ materially from its current revenue recognition practice. NEE and FPL intend to apply this standards update using the modified retrospective approach with the cumulative effect, if any, recognized as an adjustment to retained earnings as of January 1, 2018.

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

Electric Plant, Depreciation and Amortization - NEER reviews the estimated useful lives of its fixed assets on an ongoing basis. NEER's most recent review indicated that the actual lives of certain equipment at its wind plants are expected to be longer than those previously estimated for depreciation purposes. As a result, effective January 1, 2017, NEER changed the estimated useful lives of certain wind plant equipment from 30 years to 35 years to better reflect the period during which these assets are expected to remain in service. This change increased net income attributable to NEE by approximately $15 million and $45 million and basic

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

and diluted earnings per share attributable to NEE by approximately $0.03 and $0.09 for the three and nine months ended September 30, 2017, respectively. For the year ended December 31, 2017 the change is expected to increase net income attributable to NEE by approximately $60 million.

Assets and Liabilities Associated with Assets Held for Sale - In January 2017, an indirect wholly owned subsidiary of NEE completed the sale of its membership interests in its fiber-optic telecommunications business for net cash proceeds of approximately $1.1 billion, after repayment of $370 million of related long-term debt. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $1.1 billion (approximately $685 million after tax) was recorded in NEE's condensed consolidated statements of income during the nine months ended September 30, 2017 and is included in gains on disposal of a business/assets - net. The carrying amounts of the major classes of assets and liabilities that were classified as held for sale on NEE's condensed consolidated balance sheets as of December 31, 2016 primarily represent property, plant and equipment and the related long-term debt.

In the second quarter of 2016, a subsidiary of NEER completed the sale of the Texas natural gas generation facilities for net cash proceeds of approximately $456 million, after transaction costs and working capital adjustments. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $254 million ($106 million after tax) was recorded in NEE's condensed consolidated statements of income for the nine months ended September 30, 2016 and is included in gains on disposal of a business/assets - net.

Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve - In September 2017, Hurricane Irma passed through Florida causing damage to much of FPL’s service territory. Damage to FPL’s property was primarily to its distribution facilities. Although FPL has not finalized its estimate of storm restoration costs associated with Hurricane Irma, as of September 30, 2017, FPL estimated storm restoration costs expected to be recoverable from customers through a surcharge to be approximately $1.3 billion, subject to prudence review by the FPSC. Prior to Hurricane Irma, the storm and property insurance reserve (storm reserve) had a deficit balance; therefore, the accrued storm restoration costs eligible for recovery have been deferred and recorded as a noncurrent regulatory asset (approximately $1.1 billion) with the remaining balance recorded as a current regulatory asset on NEE’s and FPL’s condensed consolidated balance sheets as of September 30, 2017. As provided by FPL's 2016 rate agreement, FPL expects to file a petition with the FPSC in the fourth quarter of 2017 proposing a surcharge equivalent to $4 on a 1,000 kWh residential bill beginning in March of 2018 to recover a portion of storm restoration costs. FPL expects to subsequently petition the FPSC to recover the remaining storm restoration costs, as well as to replenish the storm reserve to approximately $112 million, by the end of 2020. The unpaid portion of the storm restoration costs at September 30, 2017, approximately $1.2 billion, is included in other current liabilities on NEE’s and FPL’s condensed consolidated balance sheets.

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

At September 30, 2017, estimated capital expenditures for the remainder of 2017 through 2021 for which applicable internal approvals (and also, if required, FPSC approvals for FPL or regulatory approvals for acquisitions) have been received were as follows:

	Remainder of 2017	2018	2019	2020	2021	Total
	(millions)
FPL:
Generation:(a)
New(b)	$350	$625	$550	$1,310	$950	$3,785
Existing	380	845	675	615	475	2,990
Transmission and distribution	590	2,725	2,530	2,465	2,680	10,990
Nuclear fuel	20	170	150	135	145	620
General and other	190	280	250	220	250	1,190
Total	$1,530	$4,645	$4,155	$4,745	$4,500	$19,575
NEER:
Wind(c)	$350	$1,925	$1,175	$45	$20	$3,515
Solar(d)	115	40	5	—	—	160
Nuclear, including nuclear fuel	85	265	225	205	195	975
Natural gas pipelines(e)	105	915	40	20	10	1,090
Other	50	60	70	60	55	295
Total	$705	$3,205	$1,515	$330	$280	$6,035
Corporate and Other	$20	$60	$85	$55	$40	$260
———————————————

(a)	Includes AFUDC of approximately $30 million, $85 million, $49 million, $56 million and $35 million for the remainder of 2017 through 2021, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)	Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 4,075 MW.

(d)	Includes capital expenditures for new solar projects and related transmission totaling approximately 175 MW.

(e)
Includes equity contributions associated with an equity investment in a joint venture that is constructing a natural gas pipeline. The natural gas pipeline is pending FERC approval to proceed with construction.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts. As of September 30, 2017, FPL is obligated under a take-or-pay purchased power contract to pay for 375 MW annually through 2021. FPL has entered into an agreement with JEA to shut down the St. Johns River Power Park coal units (SJRPP) (expected to occur in early January 2018), which will have the effect of terminating this take-or-pay purchased power contract, retiring SJRPP and eliminating FPL's 20% ownership interest share, as of that date. The agreement provides for, among other things, an approximately $90 million payment, upon shut down, by FPL to JEA (the 80% owner of SJRPP), which FPL will recover through the capacity clause as a regulatory asset and amortize over the remaining life of the take-or-pay purchased power contract. At September 30, 2017, the net book value of approximately $193 million was included in plant in service and other property on FPL's balance sheets (electric plant in service and other property for NEE) with respect to SJRPP. Upon shut down of SJRPP, NEE and FPL will reclassify the net book value to a regulatory asset. Approximately $150 million of the regulatory asset will be amortized over 15 years in base rates beginning July 1, 2018 and the remainder will be amortized over 10 years through the environmental cost recovery clause beginning when FPL's base rates are next adjusted in a general base rate case. FPL also has various firm pay-for-performance contracts to purchase approximately 114 MW from certain cogenerators and small power producers with expiration dates ranging from 2026 through 2034. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the facilities meeting certain

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

contract conditions. FPL has contracts with expiration dates through 2042 for the purchase and transportation of natural gas and coal, and storage of natural gas. See Commitments above.

As of September 30, 2017, NEER has entered into contracts with expiration dates ranging from late October 2017 through 2032 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel and has made commitments for the construction of the natural gas pipelines. Approximately $2.5 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas with expiration dates ranging from late October 2017 through 2020.

The required capacity and/or minimum payments under contracts, including those discussed above, as of September 30, 2017 were estimated as follows:

	Remainder of 2017	2018	2019	2020	2021	Thereafter
	(millions)
FPL:
Capacity charges(a)	$20	$65	$50	$20	$20	$250
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$480	$1,305	$865	$910	$905	$12,135
Coal, including transportation	$35	$35	$5	$—	$—	$—
NEER	$570	$1,455	$135	$105	$80	$390
Corporate and Other(d)(e)	$55	$45	$15	$15	$10	$—
———————————————

(a)
Capacity charges, substantially all of which are recoverable through the capacity clause, totaled approximately $18 million and $41 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $58 million and $134 million for the nine months ended September 30, 2017 and 2016, respectively. Energy charges, which are recoverable through the fuel clause, totaled approximately $28 million and $57 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $70 million and $103 million for the nine months ended September 30, 2017 and 2016, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $75 million, $295 million, $290 million, $360 million, $390 million and $7,565 million for the remainder of 2017 through 2021 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)	Includes an approximately $90 million commitment to invest in clean power and technology businesses through 2021.

(e)	Excludes approximately $170 million for the remainder of 2017 of joint obligations of NEECH and NEER which are included in the NEER amounts above.

In January 2017, FPL assumed ownership of a 330 MW coal-fired generation facility located in Indiantown, Florida (Indiantown generation facility) for a purchase price of $451 million (including existing debt of approximately $218 million). FPL recorded a regulatory asset for approximately $451 million, which is being amortized over nine years and recovered through the capacity clause with a return on the portion of the unamortized balance of the regulatory asset. Prior to assuming ownership of this facility, FPL had a long-term purchased power agreement with this facility for substantially all of its capacity and energy. FPL expects to reduce the plant's operations with the intention of phasing the plant out of service. FPL will recover the fuel costs of the facility through the fuel clause and operating costs through the capacity clause until FPL's next base rate filing where non-fuel cost recovery will be through base rates.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Due to the high cost and limited coverage available from third-party insurers, NEE does not have property insurance coverage for a substantial portion of either its transmission and distribution property or natural gas pipeline assets. If FPL's future storm restoration costs exceed the storm reserve, FPL may recover storm restoration costs, subject to prudence review by the FPSC, either through surcharges approved by the FPSC or through securitization provisions pursuant to Florida law. See Note 9 - Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve.

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

11.  Segment Information

NEE's reportable segments are FPL, a rate-regulated electric utility, and NEER, a competitive energy business. Corporate and Other represents other business activities and includes eliminating entries. NEE's segment information is as follows:

	Three Months Ended September 30,
	2017					2016
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$3,477	$1,333		$(2)	$4,808	$3,283	$1,430		$92	$4,805
Operating expenses (income) - net	$2,455	$964		$(10)	$3,409	$2,362	$974		$190	$3,526
Net income (loss) attributable to NEE	$566	$292	(b)	$(11)	$847	$515	$307	(b)	$(69)	$753

	Nine Months Ended September 30,
	2017					2016
	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated	FPL	NEER(a)		Corporate and Other	NEE Consoli- dated
					(millions)
Operating revenues	$9,095	$4,052		$38	$13,185	$8,337	$3,841		$279	$12,457
Operating expenses (income) - net	$6,322	$2,852		$(1,079)	$8,095	$5,874	$2,575		$326	$8,775
Net income (loss) attributable to NEE	$1,537	$1,069	(b)	$617	$3,223	$1,356	$765	(b)	$(175)	$1,946
———————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt. For this purpose, the deferred credit associated with differential membership interests sold by NEER subsidiaries is included with debt. Residual NEECH corporate interest expense is included in Corporate and Other.

(b)	See Note 4 for a discussion of NEER's tax benefits related to PTCs.

	September 30, 2017				December 31, 2016
	FPL	NEER	Corporate and Other	NEE Consoli- dated	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$49,915	$44,991	$1,875	$96,781	$45,501	$41,743	$2,749	$89,993

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL. NEECH’s debentures and junior subordinated debentures including those that were registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended September 30,
	2017				2016
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$1,365	$3,443	$4,808	$—	$1,526	$3,279	$4,805
Operating expenses - net	(3)	(982)	(2,424)	(3,409)	(5)	(1,032)	(2,489)	(3,526)
Interest expense	(1)	(259)	(121)	(381)	—	(255)	(114)	(369)
Equity in earnings of subsidiaries	830	—	(830)	—	765	—	(765)	—
Other income - net	—	181	21	202	4	276	17	297
Income (loss) before income taxes	826	305	89	1,220	764	515	(72)	1,207
Income tax expense (benefit)	(21)	30	355	364	11	141	266	418
Net income (loss)	847	275	(266)	856	753	374	(338)	789
Less net income attributable to noncontrolling interests	—	9	—	9	—	36	—	36
Net income (loss) attributable to NEE	$847	$266	$(266)	$847	$753	$338	$(338)	$753

	Nine Months Ended September 30,
	2017				2016
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Operating revenues	$—	$4,154	$9,031	$13,185	$—	$4,131	$8,326	$12,457
Operating expenses - net	(13)	(1,806)	(6,276)	(8,095)	(14)	(2,756)	(6,005)	(8,775)
Interest expense	(2)	(809)	(360)	(1,171)	(1)	(1,137)	(342)	(1,480)
Equity in earnings of subsidiaries	3,179	—	(3,179)	—	1,989	—	(1,989)	—
Other income - net	1	630	31	662	5	603	57	665
Income (loss) before income taxes	3,165	2,169	(753)	4,581	1,979	841	47	2,867
Income tax expense (benefit)	(58)	468	919	1,329	33	71	775	879
Net income (loss)	3,223	1,701	(1,672)	3,252	1,946	770	(728)	1,988
Less net income attributable to noncontrolling interests	—	29	—	29	—	42	—	42
Net income (loss) attributable to NEE	$3,223	$1,672	$(1,672)	$3,223	$1,946	$728	$(728)	$1,946
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30,
	2017				2016
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$892	$312	$(312)	$892	$799	$384	$(384)	$799

	Nine Months Ended September 30,
	2017				2016
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$3,341	$1,784	$(1,784)	$3,341	$2,078	$866	$(866)	$2,078
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

Condensed Consolidating Balance Sheets

	September 30, 2017				December 31, 2016
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$23	$41,530	$50,995	$92,548	$28	$38,671	$48,314	$87,013
Accumulated depreciation and amortization	(16)	(8,714)	(12,730)	(21,460)	(18)	(7,778)	(12,305)	(20,101)
Total property, plant and equipment - net	7	32,816	38,265	71,088	10	30,893	36,009	66,912
CURRENT ASSETS
Cash and cash equivalents	1	1,370	10	1,381	1	1,258	33	1,292
Receivables	340	1,441	969	2,750	88	1,615	736	2,439
Other	4	1,257	1,635	2,896	2	1,877	1,799	3,678
Total current assets	345	4,068	2,614	7,027	91	4,750	2,568	7,409
OTHER ASSETS
Investment in subsidiaries	26,139	—	(26,139)	—	24,323	—	(24,323)	—
Other	821	10,152	7,693	18,666	867	8,992	5,813	15,672
Total other assets	26,960	10,152	(18,446)	18,666	25,190	8,992	(18,510)	15,672
TOTAL ASSETS	$27,312	$47,036	$22,433	$96,781	$25,291	$44,635	$20,067	$89,993
CAPITALIZATION
Common shareholders' equity	$26,398	$8,732	$(8,732)	$26,398	$24,341	$7,699	$(7,699)	$24,341
Noncontrolling interests	—	923	—	923	—	990	—	990
Long-term debt	—	20,290	10,055	30,345	—	18,112	9,706	27,818
Total capitalization	26,398	29,945	1,323	57,666	24,341	26,801	2,007	53,149
CURRENT LIABILITIES
Debt due within one year	—	2,821	1,793	4,614	—	2,237	785	3,022
Accounts payable	1	1,559	696	2,256	1	2,668	778	3,447
Other	286	1,885	2,563	4,734	231	2,624	1,595	4,450
Total current liabilities	287	6,265	5,052	11,604	232	7,529	3,158	10,919
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	880	2,002	2,882	—	816	1,920	2,736
Deferred income taxes	37	3,439	9,087	12,563	82	3,002	8,017	11,101
Other	590	6,507	4,969	12,066	636	6,487	4,965	12,088
Total other liabilities and deferred credits	627	10,826	16,058	27,511	718	10,305	14,902	25,925
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$27,312	$47,036	$22,433	$96,781	$25,291	$44,635	$20,067	$89,993
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30,
	2017				2016
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,464	$1,793	$1,903	$5,160	$1,164	$1,781	$2,349	$5,294
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(4,808)	(3,779)	(8,587)	(1)	(4,831)	(3,097)	(7,929)
Proceeds from sale of the fiber-optic telecommunications business	—	1,482	—	1,482	—	—	—	—
Capital contributions from NEE	(46)	—	46	—	(432)	—	432	—
Sale of independent power and other investments of NEER	—	159	—	159	—	395	—	395
Proceeds from sale or maturity of securities in special use funds and other investments	—	819	1,240	2,059	—	860	1,775	2,635
Purchases of securities in special use funds and other investments	—	(827)	(1,319)	(2,146)	—	(874)	(1,837)	(2,711)
Proceeds from sales of noncontrolling interests in NEP	—	—	—	—	—	645	—	645
Other - net	7	163	28	198	—	(49)	31	(18)
Net cash used in investing activities	(39)	(3,012)	(3,784)	(6,835)	(433)	(3,854)	(2,696)	(6,983)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	4,995	201	5,196	—	4,494	150	4,644
Retirements of long-term debt	—	(3,819)	(73)	(3,892)	—	(2,392)	(262)	(2,654)
Proceeds from differential membership investors	—	340	—	340	—	328	—	328
Net change in commercial paper	—	995	811	1,806	—	(154)	408	254
Proceeds from other short-term debt	—	—	200	200	—	—	500	500
Repayments of other short-term debt	—	—	(2)	(2)	—	(212)	(150)	(362)
Issuances of common stock - net	36	—	—	36	528	—	—	528
Dividends on common stock	(1,382)	—	—	(1,382)	(1,205)	—	—	(1,205)
Contributions from (dividends to) NEE	—	(722)	722	—	—	294	(294)	—
Other - net	(79)	(458)	(1)	(538)	(54)	(197)	17	(234)
Net cash provided by (used in) financing activities	(1,425)	1,331	1,858	1,764	(731)	2,161	369	1,799
Net increase (decrease) in cash and cash equivalents	—	112	(23)	89	—	88	22	110
Cash and cash equivalents at beginning of period	1	1,258	33	1,292	—	546	25	571
Cash and cash equivalents at end of period	$1	$1,370	$10	$1,381	$—	$634	$47	$681
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

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

	Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution		Net Income (Loss) Attributable to NEE		Earnings (Loss) Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(millions)				(millions)
FPL	$566	$515	$1.19	$1.11	$1,537	$1,356	$3.26	$2.92
NEER(a)	292	307	0.62	0.66	1,069	765	2.26	1.65
Corporate and Other	(11)	(69)	(0.02)	(0.15)	617	(175)	1.31	(0.38)
NEE	$847	$753	$1.79	$1.62	$3,223	$1,946	$6.83	$4.19
———————————————

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt.

Adjusted Earnings

NEE prepares its financial statements under GAAP. However, management uses earnings excluding certain items (adjusted earnings), a non-GAAP financial measure, internally for financial planning, analysis of performance, reporting of results to the Board of Directors and as an input in determining performance-based compensation under NEE’s employee incentive compensation plans. NEE also uses adjusted earnings when communicating its financial results and earnings outlook to analysts and investors. NEE’s management believes that adjusted earnings provide a more meaningful representation of NEE's fundamental earnings power. Although the excluded amounts are properly included in the determination of net income under GAAP, management believes that the amount and/or nature of such items make period to period comparisons of operations difficult and potentially confusing. Adjusted earnings do not represent a substitute for net income, as prepared under GAAP.

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

In order to make period to period comparisons more meaningful, adjusted earnings also exclude expenses associated with the proposed merger between NEE, Hawaiian Electric Industries, Inc. (HEI) and two wholly owned direct subsidiaries of NEE, which was terminated effective July 16, 2016, and expenses associated with the Oncor-related transactions discussed in Note 5, the after-tax operating results associated with the solar projects in Spain, the after-tax gains, including consolidating state income tax effects, on the January 2017 sale of the fiber-optic telecommunications business and the April 2016 sale of NEER's ownership interests in the Texas natural gas generation facilities (see Note 9 - Assets and Liabilities Associated with Assets Held for Sale) and the resolution of contingencies related to a previous asset sale which was recorded in the first quarter of 2016 as gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$(39)	$27	$(21)	$(389)
Income (losses) from OTTI on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals(b)	$5	$—	$4	$(4)
Operating results of solar projects in Spain - NEER	$8	$—	$8	$(4)
Merger-related expenses - Corporate and Other	$(2)	$(83)	$(28)	$(88)
Gain on sale of the fiber-optic telecommunications business - Corporate and Other	$—	$—	$685	$—
Gain on sale of the Texas natural gas generation facilities(c)	$—	$—	$—	$106
Resolution of contingencies related to a previous asset sale - NEER	$—	$—	$—	$5
———————————————

(a)
For the three months ended September 30, 2017 and 2016, approximately $13 million of losses and $28 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other. For the nine months ended September 30, 2017 and 2016, approximately $57 million of gains and $295 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

(b)	For the nine months ended September 30, 2016, approximately $1 million of gains are included in Corporate and Other's net income; the balance is included in NEER.

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

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended September 30, 2017 was higher than the prior year period by $94 million, reflecting higher results at FPL and Corporate and Other, partly offset by lower results at NEER. Net income attributable to NEE for the nine months ended September 30, 2017 was higher than the prior year period by $1,277 million, reflecting higher results at FPL, NEER and Corporate and Other.

FPL's increase in net income for the three and nine months ended September 30, 2017 was primarily driven by continued investments in plant in service and other property while earning an 11.50% regulatory ROE on its retail rate base.

NEER's results decreased for the three months ended September 30, 2017 primarily reflecting losses from non-qualifying hedge activity compared to gains on hedges in the prior year period as well as higher interest costs, partly offset by contributions from new investments. NEER's results increased for the nine months ended September 30, 2017 primarily reflecting gains from non-qualifying hedge activity compared to losses from hedges in the prior year period and contributions from new investments, partly offset by the absence of the 2016 gain on the sale of the Texas natural gas generation facilities, higher interest costs and lower results from gas infrastructure.

Corporate and Other's results increased for the three months ended September 30, 2017 primarily due to lower merger-related expenses, partly offset by higher losses from non-qualifying hedge activity. Corporate and Other's results increased for the nine months ended September 30, 2017 primarily due to the gain on sale of the fiber-optic telecommunications business, lower merger-related expenses and the absence of a 2016 income tax charge related to the sale of the Texas natural gas generation facilities.

NEE's effective income tax rates for the three months ended September 30, 2017 and 2016 were approximately 30% and 35%, respectively, and for the nine months ended September 30, 2017 and 2016 were 29% and 31%, respectively. The rates for all periods reflect the benefit of PTCs for NEER's wind projects, as well as ITCs and deferred income taxes associated with convertible ITCs for solar and certain wind projects at NEER. PTCs, ITCs and deferred income taxes associated with convertible ITCs can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off. PTCs for the three months ended September 30, 2017 and 2016 were approximately $27 million and $19 million, respectively, and for the comparable nine-month periods were $85 million and $92 million. ITCs and deferred income taxes associated with convertible ITCs for the three months ended September 30, 2017 and 2016 were approximately $51 million and $34 million, respectively, and for the comparable nine-month periods were $220 million and $115 million. In addition, the rates for the nine months ended September 30, 2016 reflect a consolidating income tax adjustment of approximately $58 million related to the sale of the Texas natural gas generation facilities and noncash income tax benefits of approximately $30 million ($26 million attributable to NEE) related to the Canadian tax restructuring. See Note 4.

FPL: Results of Operations

The $51 million and $181 million increase in FPL's net income for the three and nine months ended September 30, 2017, respectively, was primarily driven by higher earnings from investments in plant in service and other property. Such investments grew FPL's average retail rate base for the three and nine months ended September 30, 2017 by approximately $2.8 billion and $3.1 billion, respectively, when compared to the same periods in the prior year, reflecting, among other things, the replacement of certain gas turbines with high-efficiency, low-emission turbines, ongoing transmission and distribution additions, and, for the nine months ended September 30, 2017, the modernized Port Everglades Clean Energy Center that was placed in service on April 1, 2016 (Port Everglades power plant).

The use of reserve amortization for the three and nine months ended September 30, 2017 is permitted by a December 2016 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement) and, for the prior periods, a January 2013 FPSC final order approving a stipulation and settlement between FPL and several intervenors in a prior base rate proceeding (2012 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 and 2012 rate agreements, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and revenue and costs not recoverable from retail customers by the FPSC. During the three months ended September 30, 2017 and 2016, FPL recorded the reversal of reserve amortization of approximately $124 million and $159 million, respectively. During the nine months ended September 30, 2017 and 2016, FPL recorded reserve amortization of approximately $104 million and $33 million, respectively.

In September 2017, Hurricane Irma passed through Florida causing damage to much of FPL’s service territory, resulting in approximately 4.4 million of FPL’s customers losing electrical service. FPL restored power to approximately 50% of its affected customers within one day and to approximately 95% of affected customers within seven days. See Note 9 - Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve.

Operating Revenues
During the three and nine months ended September 30, 2017, FPL’s operating revenues increased $194 million and $758 million, respectively, primarily related to increases of approximately $87 million and $310 million, respectively, in retail base revenues, increases of $92 million and $194 million, respectively, in storm fund revenues, increases of $61 million and $140 million, respectively, in fuel cost recovery and, for the three months ended September 30, 2017, the absence of $79 million of net recognition of deferred retail fuel revenues in the prior year comparable period. The increases in retail base revenues reflect additional revenues during the three and nine months ended September 30, 2017 of approximately $115 million and $262 million, respectively, related to new retail base rates under the 2016 rate agreement. The increase for the nine months ended September 30, 2017 also reflects approximately $45 million of additional revenues related to the Port Everglades power plant. Retail base revenues during the three and nine months ended September 30, 2017 were also impacted by a 4.3% decrease and 2.5% decrease, respectively, in the average usage per retail customer and a 1.3% increase for both periods in the average number of customer accounts. Hurricane Irma contributed to the decrease in retail usage for the three and nine months ended September 30, 2017, resulting in a decrease in retail base revenues of approximately $60 million for both periods which represents a 1.9% and 0.7% decrease in operating revenues, respectively. The increases in storm fund revenues relate to FPL's recovery of eligible storm restoration costs following hurricanes impacting FPL's service territory in 2016 and replenishment of the storm reserve for a 12-month period beginning on March 1, 2017. The increases in fuel cost recovery revenues primarily reflect higher average fuel factors resulting in higher revenues of approximately $106 million and $186 million during the three and nine months ended September 30, 2017, respectively, partly offset by decreased revenues related to lower energy sales. During the three months ended September 30, 2016, FPL’s revenues included the recognition of deferred retail fuel revenues of approximately $79 million due to the overrecovery of costs through rates largely related to lower natural gas costs than previously estimated.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $9 million and increased $140 million for the three and nine months ended September 30, 2017, respectively. The increase for the nine months ended September 30, 2017 primarily relates to approximately $243 million of higher fuel and energy prices, partly offset by a decrease of $76 million in capacity fees primarily related to the Indiantown generation facility long-term purchased power agreement after FPL assumed ownership of the Indiantown generation facility in January 2017 (see Note 10 - Contracts) and lower volumes due to lower energy sales.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $117 million and $307 million during the three and nine months ended September 30, 2017, respectively, primarily reflecting higher depreciation rates as a result of the 2016 rate agreement and higher plant in service balances. FPL recorded a reversal of $124 million reserve amortization in the three months ended September 30, 2017 compared to a reversal of $159 million in the three months ended September 30, 2016. In the nine months ended September 30, 2017, FPL recorded reserve amortization of $104 million compared to $33 million in the nine months ended September 30, 2016. Reserve amortization reflects adjustments to accumulated depreciation and the fossil dismantlement reserve provided under the 2016 and 2012 rate agreements in order to achieve the targeted regulatory ROE. At September 30, 2017, approximately $1,146 million of the reserve remains available for future amortization over the term of the 2016 rate agreement. Reserve amortization is recorded as a reduction to accrued asset removal costs which is reflected in noncurrent regulatory liabilities on the condensed consolidated balance sheets.

Capital Initiatives

During the nine months ended September 30, 2017, FPL commenced construction on eight 74.5 MW solar sites being developed under the 2016 rate agreement, which provides for base rate increases associated with the addition of up to 300 MW annually in each of 2017 through 2020. In addition, FPL expects to develop an additional 1,000 MW of solar projects planned for 2019 and beyond. In October 2017, FPL filed a need petition with the FPSC to modernize its two generating units at its Lauderdale facility to a highly efficient, clean-burning natural gas unit (Dania Beach Clean Energy Center). The Dania Beach Clean Energy Center is expected to provide approximately 1,200 MW of generating capacity, be in service by mid-2022 and cost approximately $900 million. The Dania Beach Clean Energy Center is contingent upon, among other things, FPSC approval and approval of the Siting Board (comprised of the governor and cabinet) under the Florida Electrical Power Plant Siting Act. The Office of Public Counsel has intervened in the FPSC approval process.

In October 2017, FPL entered into a purchase agreement with the City of Vero Beach to purchase substantially all of the assets of the municipal electric system, which services approximately 34,000 customers, for approximately $185 million. The purchase agreement is contingent upon, among other things, FPSC and other regulatory approvals and is expected to close in late 2018.

NEER: Results of Operations

NEER’s net income less net income attributable to noncontrolling interests decreased approximately $15 million and increased $304 million for the three and nine months ended September 30, 2017, respectively. The primary drivers, on an after-tax basis, of the changes are in the following table.

	Increase (Decrease) From Prior Year Period
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(millions)
New investments(a)	$58	$312
Existing assets(a)	(16)	(63)
Gas infrastructure(a)	(5)	(74)
Customer supply and proprietary power and gas trading(b)	(2)	4
Interest and other general and administrative expenses(c)	(46)	(132)
Other	24	53
Change in non-qualifying hedge activity(d)	(41)	352
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	5	9
Operating results of the solar projects in Spain(d)	8	12
Gain on sale of the Texas natural gas generation facilities(d)	—	(164)
Resolution of contingencies related to a previous asset sale(d)	—	(5)
Increase (decrease) in net income less net income attributable to noncontrolling interests	$(15)	$304
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

(c)
Includes differential membership interest costs. Excludes unrealized mark-to-market gains and losses related to interest rate derivative contracts, which are included in change in non-qualifying hedge activity.

(d)	See Overview - Adjusted Earnings for additional information.

New Investments

Results from new investments for the three months ended September 30, 2017 increased primarily due to:

•
higher earnings of approximately $53 million, including the net effect of deferred income taxes and other benefits associated with ITCs and convertible ITCs, related to the addition of approximately 1,463 MW of wind generation and 720 MW of solar generation during or after the three months ended September 30, 2016, and

•	higher earnings of approximately $4 million related to additional investments in natural gas pipeline projects.

Results from new investments for the nine months ended September 30, 2017 increased primarily due to:

•
higher earnings of approximately $266 million, including the net effect of deferred income taxes and other benefits associated with ITCs and convertible ITCs, related to the addition of approximately 1,563 MW of wind generation and 1,339 MW of solar generation during or after the nine months ended September 30, 2016, and

•	higher earnings of approximately $45 million related to additional investments in natural gas pipeline projects.

Existing Assets

The decrease in results from existing assets for the three months ended September 30, 2017 primarily relates to lower wind resource. The decrease in results from existing assets for the nine months ended September 30, 2017 primarily relates to lower results related to the sale of natural gas generation facilities in 2016 and the absence of the 2016 income tax benefits related to the Canadian tax restructuring (see Note 4).

Gas Infrastructure

The decrease in gas infrastructure results for the three and nine months ended September 30, 2017 reflects the absence of $41 million and $48 million, respectively, of after-tax fair value adjustments recorded in 2016 to reduce the contingent holdback (see Note 3 - Contingent Consideration), partly offset by lower depreciation expense reflecting lower depletion rates and higher results due to additional production. The decrease in gas infrastructure results for the nine months ended September 30, 2017 also reflects lower gains from exiting the hedged positions on a number of future gas production opportunities; such gains were previously reflected in non-qualifying hedge activity. NEER continues to monitor its oil and gas producing properties for potential impairments due to low prices for oil and natural gas commodity products.

Interest and Other General and Administrative Expenses

For the three and nine months ended September 30, 2017, interest and other general and administrative expenses reflect higher borrowing and other costs to support the growth of the business.

Other Factors

Supplemental to the primary drivers of the changes in NEER's net income less net income attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for the three months ended September 30, 2017 decreased $97 million primarily due to:

•	losses from non-qualifying commodity hedges (losses of approximately $24 million for the three months ended September 30, 2017 compared to $123 million of gains for the comparable period in 2016), and

•	lower revenues from existing assets of $87 million primarily reflecting lower wind resource and the sale of certain natural gas generation facilities in 2016, partly offset by,

•	higher revenues from new investments of approximately $74 million, and

•	higher revenues from the customer supply and proprietary power and gas trading business and the gas infrastructure business of $58 million.

Operating revenues for the nine months ended September 30, 2017 increased $211 million primarily due to:

•	higher revenues from new investments of approximately $251 million,

•	gains from non-qualifying commodity hedges ($117 million of gains for the nine months ended September 30, 2017 compared to $83 million of losses for the comparable period in 2016), and

•	higher revenues of $98 million from the customer supply and proprietary power and gas trading business, partly offset by,

•	lower revenues from existing assets of $303 million primarily reflecting the sale of certain natural gas generation facilities in 2016, and

•	lower revenues from the gas infrastructure business of $49 million.

Operating Expenses - net
Operating expenses - net for the three months ended September 30, 2017 decreased $10 million primarily due to:

•
lower depreciation expense on existing assets of approximately $55 million primarily related to lower depletion rates and the change in the estimated useful lives of certain equipment (see Note 9 - Electric Plant, Depreciation and Amortization),

partly offset by,

•	higher operating expenses associated with new investments of approximately $41 million.

Operating expenses - net for the nine months ended September 30, 2017 increased $277 million primarily due to:

•	the absence of a $254 million gain on the sale of the Texas natural gas generation facilities in 2016,

•	higher operating expenses associated with new investments of approximately $136 million, and

•	higher other O&M expenses,
partly offset by,

•
lower depreciation expense on existing assets of approximately $68 million primarily related to the change in the estimated useful lives of certain equipment (see Note 9 - Electric Plant, Depreciation and Amortization) and lower depletion rates, and

•
lower fuel expense of approximately $60 million primarily due to the sale of certain natural gas generation facilities in 2016 offset in part by higher fuel purchases for the proprietary power and gas trading business.

Interest Expense
NEER’s interest expense for the three months ended September 30, 2017 decreased approximately $27 million primarily reflecting $7 million of favorable changes in the fair value of interest rate derivative instruments compared to $44 million of unfavorable changes in the comparable period in 2016. NEER’s interest expense for the nine months ended September 30, 2017 decreased approximately $253 million primarily reflecting $38 million of unfavorable changes in the fair value of interest rate derivative instruments compared to $355 million of unfavorable changes in the comparable period in 2016. The decreases discussed above were partly offset by higher borrowing costs to support growth of the business.

Benefits Associated with Differential Membership Interests - net
Benefits associated with differential membership interests - net for all periods presented reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind and solar projects, net of associated costs. The increase of approximately $91 million for the nine months ended September 30, 2017 primarily relates to lower interest costs associated with the ongoing paydown of the differential membership interest obligations and sales of differential membership interests.

Revaluation of Contingent Consideration
For the three and nine months ended September 30, 2016, revaluation of contingent consideration reflects fair value adjustments of approximately $101 million and $118 million, respectively, to reduce the contingent holdback associated with the acquisition of the Texas pipelines. For the three and nine months ended September 30, 2016, approximately $35 million and $40 million, respectively, of the fair value adjustments is attributable to noncontrolling interests. See Note 3 - Contingent Consideration.

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

Capital Initiatives

During the nine months ended September 30, 2017, NEER placed into service approximately 99 MW of new wind generation, 635 MW of wind repowering generation and 145 MW of new solar generation. NEER expects to add approximately 5,400 MW to 8,400 MW of new wind generation, 3,300 MW to 4,300 MW of wind repowering generation and 1,400 MW to 3,800 MW of new solar generation during 2017 through 2020. In addition, during the second quarter of 2017, the Sabal Trail and Florida Southeast Connection natural gas pipeline projects commenced commercial operations.

NEP

In May 2017, an indirect subsidiary of NEER sold a 249 MW wind generation facility located in El Paso County, Colorado to an indirect subsidiary of NEP. In October 2017, an indirect subsidiary of NEER agreed to sell interests in four wind and solar generation facilities with generating capacity totaling approximately 691 MW to an indirect subsidiary of NEP. NEER expects to complete the sale before December 31, 2017, subject to customary closing conditions and the receipt of certain regulatory approvals.

During the third quarter of 2017, changes to NEP's governance structure were made that, among other things, enhanced NEP unitholder governance rights. The new governance structure established a NEP board of directors where NEP unitholders will have the ability to nominate and elect board members, subject to certain limitations and requirements. As a result of these governance changes, NEE expects to deconsolidate NEP beginning in January 2018, which is when the term of office of the first NEP unitholder-

elected directors is expected to take effect. As a result of the deconsolidation of NEP, NEE will reflect its ownership interest in NEP as an equity method investment and future earnings from NEP as earnings from equity method investments in its consolidated financial statements. The equity method investment will be recorded at fair value which is expected to result in a material gain to NEE at the time of deconsolidation. Additionally, sales of assets to NEP after deconsolidation will be accounted for as third-party sales because NEP will no longer be under common control.

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

Corporate and Other's results increased $58 million and $792 million during the three and nine months ended September 30, 2017, respectively. The increase for the three months ended September 30, 2017 primarily reflects a decrease in merger-related expenses, partly offset by higher interest expense primarily related to higher net after-tax losses on interest rate and foreign currency derivative instruments and foreign currency transaction losses compared to the prior year period. The increase for the nine months ended September 30, 2017 is primarily due to the approximately $685 million after-tax gain on sale of the fiber-optic telecommunications business in January 2017. See Note 9 - Assets and Liabilities Associated with Assets Held for Sale. In addition, Corporate and Other's results reflect a decrease in merger-related expenses and the absence of a 2016 income tax charge of approximately $58 million related to the sale of the Texas natural gas generation facilities (see Note 4).

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

Cash Flows

NEE's sources and uses of cash for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
	(millions)
Sources of cash:
Cash flows from operating activities	$5,160	$5,294
Long-term borrowings	5,196	4,644
Proceeds from differential membership investors	340	328
Proceeds from sale of the fiber-optic telecommunications business	1,482	—
Sale of independent power and other investments of NEER	159	395
Issuances of common stock - net	36	528
Net increase in commercial paper and other short-term debt	2,004	392
Proceeds from sales of noncontrolling interests in NEP	—	645
Other sources - net	198	—
Total sources of cash	14,575	12,226
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(8,587)	(7,929)
Retirements of long-term debt	(3,892)	(2,654)
Dividends	(1,382)	(1,205)
Other uses - net	(625)	(328)
Total uses of cash	(14,486)	(12,116)
Net increase in cash and cash equivalents	$89	$110

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. The following table provides a summary of the major capital investments for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
	(millions)
FPL:
Generation:
New	$890	$969
Existing	726	443
Transmission and distribution	1,560	1,407
Nuclear fuel	104	121
General and other	266	209
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	234	(52)
Total	3,780	3,097
NEER:
Wind	2,662	2,141
Solar	577	1,416
Nuclear, including nuclear fuel	171	167
Natural gas pipelines	727	631
Other	612	328
Total	4,749	4,683
Corporate and Other	58	149
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$8,587	$7,929

In October 2017, NEECH redeemed $400 million aggregate principal amount of its Series G Junior Subordinated Debentures due 2072 that accrued interest at an annual rate of 5.70% and $350 million aggregate principal amount of its Series H Junior Subordinated Debentures due 2072 that accrued interest at an annual rate of 5.625%.

In October 2017, NEECH announced that on November 9, 2017 it will redeem approximately $309 million aggregate principal amount of its 5 7/8% Junior Subordinated Debentures, Series due 2044, the sole asset of an unconsolidated trust created by NEE in 2004. This redemption will result in the redemption by the trust of $300 million aggregate amount of FPL Group Capital Trust I's 5 7/8% Preferred Trust Securities.

Liquidity

At September 30, 2017, NEE's total net available liquidity was approximately $8.6 billion. The table below provides the components of FPL's and NEECH's net available liquidity at September 30, 2017:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$2,916	$4,964	$7,880	2018 - 2022	2018 - 2022
Issued letters of credit	(3)	(316)	(319)
	2,913	4,648	7,561

Revolving credit facilities	1,155	1,485	2,640	2018 - 2019	2018 - 2022
Borrowings	(1,000)	—	(1,000)
	155	1,485	1,640

Letter of credit facilities(b)	—	550	550		2017 - 2020
Issued letters of credit	—	(459)	(459)
	—	91	91

Subtotal	3,068	6,224	9,292

Cash and cash equivalents	8	1,370	1,378
Commercial paper and other short-term borrowings outstanding	(1,079)	(1,000)	(2,079)
Net available liquidity	$1,997	$6,594	$8,591
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

Additionally, at September 30, 2017, certain subsidiaries of NEP had credit or loan facilities with available liquidity as set forth in the table below.

	Amount	Amount Remaining Available at September 30, 2017	Rate	Maturity Date	Related Project Use
	(millions)
Senior secured revolving credit facility(a)	$250	$250	Variable	2019	Working capital, expansion projects, acquisitions and general business purposes
Senior secured limited-recourse revolving loan facility(b)	$150	$—	Variable	2020	General business purposes
———————————————

(a)
NEP OpCo and one of its direct subsidiaries are required to comply with certain financial covenants on a quarterly basis and NEP OpCo's ability to pay cash distributions to its unitholders is subject to certain other restrictions. Borrowings under the revolving credit facility are guaranteed by NEP OpCo and NEP. In October 2017, the revolving credit facility was amended to, among other things, increase the amount from $250 million to $750 million, extend the maturity date from 2019 to 2022 and provide for an increase in incremental commitments to increase the revolving credit facility to up to $1.5 billion in the aggregate, from the previous aggregate amount of up to $1 billion, subject to certain conditions.

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

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At September 30, 2017, NEE believes that there is no material exposure related to these guarantee arrangements.

NEE subsidiaries issue guarantees related to equity contribution agreements associated with the development, construction and financing of certain power generation facilities, engineering, procurement and construction agreements and natural gas pipeline development projects. Commitments associated with these activities are included in the contracts table in Note 10.

In addition, as of September 30, 2017, NEE subsidiaries had approximately $2.6 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations.

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. As of September 30, 2017, these guarantees totaled approximately $743 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. As of September 30, 2017, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at September 30, 2017) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $703 million.

As of September 30, 2017, subsidiaries of NEE also had approximately $1.1 billion of standby letters of credit and approximately $401 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

Commodity Price Risk

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the physical and financial risks inherent in the purchase and sale of fuel and electricity. In addition, NEE, through NEER, uses derivatives to optimize the value of its power generation and gas infrastructure assets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements. See Note 2.

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three and nine months ended September 30, 2017 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended September 30, 2017
Fair value of contracts outstanding at June 30, 2017	$436	$1,074	$16	$1,526
Reclassification to realized at settlement of contracts	(74)	(4)	1	(77)
Inception value of new contracts	4	—	—	4
Net option premium purchases (issuances)	(23)	—	—	(23)
Changes in fair value excluding reclassification to realized	81	37	(13)	105
Fair value of contracts outstanding at September 30, 2017	424	1,107	4	1,535
Net margin cash collateral paid (received)				(53)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2017	$424	$1,107	$4	$1,482

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Nine months ended September 30, 2017
Fair value of contracts outstanding at December 31, 2016	$430	$984	$208	$1,622
Reclassification to realized at settlement of contracts	(194)	(151)	(40)	(385)
Inception value of new contracts	8	—	—	8
Net option premium purchases (issuances)	(91)	4	—	(87)
Changes in fair value excluding reclassification to realized	271	270	(164)	377
Fair value of contracts outstanding at September 30, 2017	424	1,107	4	1,535
Net margin cash collateral paid (received)				(53)
Total mark-to-market energy contract net assets (liabilities) at September 30, 2017	$424	$1,107	$4	$1,482

NEE's total mark-to-market energy contract net assets (liabilities) at September 30, 2017 shown above are included on the condensed consolidated balance sheets as follows:

September 30, 2017
(millions)
Current derivative assets	$423
Noncurrent derivative assets	1,462
Current derivative liabilities	(163)
Noncurrent derivative liabilities	(240)
NEE's total mark-to-market energy contract net assets	$1,482

The sources of fair value estimates and maturity of energy contract derivative instruments at September 30, 2017 were as follows:

	Maturity
	2017	2018	2019	2020	2021	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$6	$13	$5	$(9)	$(4)	$(1)	$10
Significant other observable inputs	(3)	21	6	(4)	(13)	(18)	(11)
Significant unobservable inputs	66	77	49	42	24	167	425
Total	69	111	60	29	7	148	424
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	2	1	7	5	(1)	—	14
Significant other observable inputs	60	114	125	110	99	101	609
Significant unobservable inputs	17	30	31	38	39	329	484
Total	79	145	163	153	137	430	1,107
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	5	—	—	—	—	—	5
Significant unobservable inputs	—	(1)	—	—	—	—	(1)
Total	5	(1)	—	—	—	—	4
Total sources of fair value	$153	$255	$223	$182	$144	$578	$1,535

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2016	$—	$4	$4	$46	$62	$23	$46	$57	$23
September 30, 2017	$—	$1	$1	$5	$22	$21	$5	$22	$21
Average for the nine months ended September 30, 2017	$—	$3	$3	$26	$30	$19	$26	$29	$18
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	September 30, 2017			December 31, 2016
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,893	$1,893	(a)	$1,809	$1,809	(a)
Other investments:
Debt securities	$139	$139	(a)	$123	$123	(a)
Primarily notes receivable(b)	$512	$695	(c)	$526	$668	(c)
Long-term debt, including current maturities(b)	$32,625	$34,846	(d)	$30,418	$31,623	(d)
Interest rate contracts - net unrealized gains (losses)	$(223)	$(223)	(e)	$4	$4	(e)
FPL:
Fixed income securities - special use funds	$1,415	$1,415	(a)	$1,363	$1,363	(a)
Long-term debt, including current maturities	$10,518	$11,941	(d)	$10,072	$11,211	(d)
———————————————

(a)	Primarily estimated using a market approach based on quoted market prices for these or similar issues.

(b)	See Note 3 - Fair Value of Financial Instruments Recorded at Other than Fair Value.

(c)	Primarily estimated using an income approach utilizing a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

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

As of September 30, 2017, NEE had interest rate contracts with a notional amount of approximately $13.6 billion related to outstanding and expected future debt issuances and borrowings, of which approximately $11.2 billion manages exposure to the variability of cash flows associated with outstanding and expected future debt issuances at NEECH and NEER. The remaining $2.4 billion of notional amount of interest rate contracts effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 2.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the net fair value of NEE's net liabilities would increase by approximately $1,552 million ($437 million for FPL) at September 30, 2017.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $3,285 million and $2,913 million ($1,987 million and $1,745 million for FPL) at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $305 million ($183 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. As of September 30, 2017, approximately 96% of NEE’s and 100% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of September 30, 2017.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Information regarding purchases made by NEE of its common stock during the three months ended September 30, 2017 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
7/1/17 - 7/31/17	—	—	—	45,000,000
8/1/17 - 8/31/17	4,703	$149.05	—	45,000,000
9/1/17 - 9/30/17	457	$149.79	—	45,000,000
Total	5,160	$149.12	—
————————————

(a)
Includes: (1) in August 2017, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in September 2017, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to an executive officer of deferred retirement share awards.

(b)	In May 2017, NEE's Board of Directors authorized common stock repurchases of up to 45 million over an unspecified period.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
*4(a)
Indenture, dated as of September 25, 2017, between NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to Form 8-K dated September 25, 2017, File No. 1-8841)
x
*4(b)
Guarantee Agreement dated as of September 25, 2017, between NextEra Energy Partners, LP and The Bank of New York Mellon, as guarantee trustee (filed as Exhibit 4.2 to Form 8-K dated September 25, 2017, File No. 1-8841)
x
*4(c)
Guarantee Agreement dated as of September 25, 2017, between NextEra Energy US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee (filed as Exhibit 4.3 to Form 8-K dated September 25, 2017, File No. 1-8841)
x
*4(d)
Officer's Certificate of NextEra Energy Operating Partners, LP, dated September 25, 2017, creating the 4.25% Senior Notes due 2024 and the 4.50% Senior Notes due 2027 (filed as Exhibit 4.4 to Form 8-K dated September 25, 2017, File No. 1-8841)
x
*4(e)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 29, 2017, creating the Series L Junior Subordinated Debentures due September 29, 2057 (filed as Exhibit 4(c) to Form 8-K dated September 29, 2017, File No. 1-8841)

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

Date: October 26, 2017

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