Form 10-K
period 2017-12-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2018-02-16
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☑
Aggregate market value of the voting and non-voting common equity of NextEra Energy, Inc. held by non-affiliates at June 30, 2017 (based on the closing market price on the Composite Tape on June 30, 2017) was $65,589,650,954.
There was no voting or non-voting common equity of Florida Power & Light Company held by non-affiliates at June 30, 2017.
Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at January 31, 2018: 470,793,941
Number of shares of Florida Power & Light Company common stock, without par value, outstanding at January 31, 2018, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000
DOCUMENTS INCORPORATED BY REFERENCE
Portions of NextEra Energy, Inc.'s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
_______________________

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

PART I

Item 1. Business

OVERVIEW

NEE is one of the largest electric power and energy infrastructure companies in North America and a leader in the renewable energy industry. NEE has two principal businesses, FPL and NEER. FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. FPL’s strategic focus is centered on investing in generation, transmission and distribution facilities to continue to deliver on its value proposition of low bills, high reliability, outstanding customer service and clean energy solutions for the benefit of its nearly five million customers. NEER is the world's largest operator of wind and solar projects. NEER’s strategic focus is centered on the development, construction and operation of long-term contracted assets throughout the U.S. and Canada, including renewable generation facilities, natural gas pipelines and battery storage projects.

As described in more detail in the following sections, NEE seeks to create value in its two principal businesses by meeting its customers' needs more economically and more reliably than its competitors. NEE's strategy has resulted in profitable growth over sustained periods at both FPL and NEER. Management seeks to grow each business in a manner consistent with the varying opportunities available to it; however, management believes that the diversification and balance represented by FPL and NEER is a valuable characteristic of the enterprise and recognizes that each business contributes to NEE's financial strength in different ways. FPL and NEER share a common platform with the objective of lowering costs and creating efficiencies for their businesses. NEE and its subsidiaries continue to develop and implement enterprise-wide initiatives focused on improving productivity, process effectiveness and quality.

NEE, which employed approximately 14,000 people at December 31, 2017, was incorporated in 1984 under the laws of Florida. NEE conducts its operations principally through its two wholly owned subsidiaries, FPL and NEER, which also constitute NEE's reportable segments for financial reporting purposes. See Note 14 for certain financial information about these segments. NEECH, another wholly owned subsidiary of NEE, owns and provides funding for NEER's and NEE's operating subsidiaries, other than FPL. NEP was formed in 2014. NEP acquires, manages and owns contracted clean energy projects with stable, long-term cash flows. See NEER section below for further discussion of NEP, including changes to its governance structure, which resulted in the deconsolidation of NEP in January 2018.

FPL

FPL was incorporated under the laws of Florida in 1925 and is a rate-regulated electric utility engaged primarily in the generation, transmission, distribution and sale of electric energy in Florida. FPL is the largest electric utility in the state of Florida and one of the largest electric utilities in the U.S. At December 31, 2017, FPL had approximately 26,600 MW of net generating capacity, approximately 75,000 circuit miles of transmission and distribution lines and approximately 620 substations. FPL provides service to its customers through an integrated transmission and distribution system that links its generation facilities to its customers. At December 31, 2017, FPL served approximately ten million people through nearly five million customer accounts. FPL's service territory, which covers most of the east and lower west coasts of Florida, and plant locations at December 31, 2017 were as follows (see FPL Sources of Generation below):

FPL Service Territory
Primary Fuels:
Natural Gas
Nuclear
Solar
Other
(Scherer in GA)

CUSTOMERS AND REVENUE

FPL's primary source of operating revenues is from its retail customer base; it also serves a limited number of wholesale customers within Florida. The percentage of FPL's operating revenues and customer accounts by customer class were as follows:

Operating Revenues
7%
3%
35%
55%
5%
4%
36%
55%
6%
4%
36%
54%
2017
2016
2015
Years
Residential
Commercial
Wholesale
Other

2017 Customer Accounts

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

FPL seeks to maintain attractive rates for its customers. Since rates are largely cost-based, maintaining low rates requires a strategy focused on developing and maintaining a low-cost position, including the implementation of ideas generated from cost savings initiatives. A common benchmark used in the electric power industry for comparing rates across companies is the price of 1,000 kWh of consumption per month for a residential customer. FPL's 2017 average bill for 1,000 kWh of monthly residential usage was well below both the average of reporting electric utilities within Florida and the July 2017 national average (the latest date for which this data is available) as indicated below:

Electric Utility Residential Bill Comparison of
2017 Average Typical Monthly Bill
Residential 1,000 kWh Bill

Average Typical Monthly Bill
$140
$120
$100
$80
$60
$40
$20
$0
$101.98
$117.18
$139.86
FPL
Annual Average
Florida Electric
Utilities Annual Average
(Highest is $137.59)
National Average
(at July 2017)

FRANCHISE AGREEMENTS AND COMPETITION

FPL's service to its retail customers is provided primarily under franchise agreements negotiated with municipalities or counties. During the term of a franchise agreement, which is typically 30 years, the municipality or county agrees not to form its own utility, and FPL has the right to offer electric service to residents. FPL currently holds 181 franchise agreements with various municipalities and counties in Florida with varying expiration dates through 2048. These franchise agreements cover approximately 88% of FPL's retail customer base in Florida. FPL also provides service to 12 other municipalities and to 22 unincorporated areas within its service area without franchise agreements pursuant to the general obligation to serve as a public utility. FPL relies upon Florida law for access to public rights of way.

Because any customer may elect to provide his/her own electric services, FPL effectively must compete for an individual customer's business. As a practical matter, few customers provide their own service at the present time since FPL's cost of service is lower than the cost of self-generation for the vast majority of customers. Changing technology, economic conditions and other factors could alter the favorable relative cost position that FPL currently enjoys; however, FPL seeks as a matter of strategy to ensure that it delivers superior value, in the form of low customer bills, high reliability and outstanding customer service.

In addition to self-generation by residential, commercial and industrial customers, FPL also faces competition from other suppliers of electrical energy to wholesale customers and from alternative energy sources. In each of 2017, 2016 and 2015, operating revenues from wholesale and industrial customers combined represented approximately five percent of FPL's total operating revenues.

For the building of new steam and solar generating capacity of 75 MW or greater, the FPSC requires investor-owned electric utilities, including FPL, to issue a request for proposal (RFP) except when the FPSC determines that an exception from the RFP process is in the public interest. The RFP process allows independent power producers and others to bid to supply the new generating capacity. If a bidder has the most cost-effective alternative, meets other criteria such as financial viability and demonstrates adequate expertise and experience in building and/or operating generating capacity of the type proposed, the investor-owned electric utility would seek to negotiate a purchased power agreement with the selected bidder and request that the FPSC approve the terms of the purchased power agreement and, if appropriate, provide the required authorization for the construction of the bidder's generating capacity.

FPL SOURCES OF GENERATION

At December 31, 2017, FPL's resources for serving load consisted of 27,067 MW, of which 26,578 MW were from FPL-owned facilities and approximately 489 MW were available through purchased power agreements. FPL owned and operated 34 units that used fossil fuels, primarily natural gas, with generating capacity of 21,978 MW and had joint ownership interests in 3 coal units, which it does not operate, with net generating capacity of 888 MW. In addition, FPL owned, or had undivided interests in, and operated, 4 nuclear units with net generating capacity totaling 3,453 MW (see Nuclear Operations below) and owned and operated 5 solar generation facilities with generating capacity totaling 259 MW (excluding 75 MW of non-incremental solar capability which is provided through a natural gas generation facility). FPL customer usage and operating revenues are typically higher during the summer months, largely due to the prevalent use of air conditioning in FPL's service territory. Occasionally, unusually cold temperatures during the winter months result in significant increases in electricity usage for short periods of time.

In January 2018, the St. Johns River Power Park coal units (SJRPP), in which FPL had a 20% ownership interest (254 MW), were shut down. This shutdown had the effect of terminating FPL’s 375 MW take-or-pay purchased power contract with JEA, the joint owner of SJRPP (see Note 13 - Contracts).

Fuel Sources

FPL relies upon a mix of fuel sources for its generation facilities, the ability of some of its generation facilities to operate on both natural gas and oil, and on purchased power to maintain the flexibility to achieve a more economical fuel mix in order to respond to market and industry developments.

*Oil is less than 1%	*Oil and Solar are collectively less than 1%

Significant Fuel and Transportation Contracts. At December 31, 2017, FPL had the following significant fuel and transportation contracts in place:

•
FPL has firm transportation contracts with seven different transportation suppliers for natural gas pipeline capacity for an aggregate maximum delivery quantity of 2,769,000 MMBtu/day currently, of which 1,969,000 MMBtu/day have expiration dates ranging from 2018 to 2036. The remaining 800,000 MMBtu/day increases to 1,200,000 MMBtu/day starting in mid-2020 through 2042. See Note 13 - Contracts.

•	FPL has several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel with expiration dates ranging from March 2018 through 2033.

•
Additionally, FPL enters into short- and medium-term natural gas supply contracts to provide a portion of FPL's anticipated needs for natural gas. The remainder of FPL's natural gas requirements is purchased in the spot market.

Nuclear Operations

At December 31, 2017, FPL owned, or had undivided interests in, and operated the four nuclear units in Florida discussed below. FPL's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages typically require the unit to be removed from service for variable lengths of time.

Facility	FPL's Ownership (MW)	Beginning of Next Scheduled Refueling Outage	Operating License Expiration Date
St. Lucie Unit No. 1	981	March 2018	2036
St. Lucie Unit No. 2	840(a)	August 2018	2043
Turkey Point Unit No. 3	811	October 2018	2032(b)
Turkey Point Unit No. 4	821	March 2019	2033(b)
______________________

(a)	Excludes 147 MW operated by FPL but owned by non-affiliates.

(b)	In January 2018, FPL filed an application with the NRC to renew the operating licenses for Turkey Point Units Nos. 3 and 4 for an additional 20 years, which license renewals are pending.

NRC regulations require FPL to submit a plan for decontamination and decommissioning five years before the projected end of plant operation. FPL's current plans, under the existing operating licenses, provide for prompt dismantlement of Turkey Point Units Nos. 3 and 4 with decommissioning activities commencing in 2032 and 2033, respectively. Current plans provide for St. Lucie Unit No. 1 to be shut down in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 commencing in 2043.

FPL's nuclear facilities use both on-site storage pools and dry storage casks to store spent nuclear fuel generated by these facilities, which are expected to provide sufficient storage of spent nuclear fuel at these facilities through license expiration.

FPL ENERGY MARKETING AND TRADING

FPL's Energy Marketing & Trading division (EMT) buys and sells wholesale energy commodities, such as natural gas, oil and electricity. EMT procures natural gas and oil for FPL's use in power generation and sells excess natural gas, oil and electricity. EMT also uses derivative instruments (primarily swaps, options and forwards) to manage the physical and financial risks inherent in the purchase and sale of fuel and electricity. Substantially all of the results of EMT's activities are passed through to customers in the fuel or capacity clauses. See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity and Note 3.

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

•
the EPA, which has the responsibility to maintain and enforce national standards under a variety of environmental laws, in some cases delegating authority to state agencies. The EPA also works with industries and all levels of government, including federal and state governments, in a wide variety of voluntary pollution prevention programs and energy conservation efforts.

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

◦
$200 million when a new approximately 1,750 MW natural gas-fired combined-cycle unit in Okeechobee County, Florida (Okeechobee Clean Energy Center) achieves commercial operation, which is expected to occur in mid-2019.

•
In addition, FPL is eligible to receive, subject to conditions specified in the 2016 rate agreement, base rate increases associated with the addition of up to 300 MW annually of new solar generation in each of 2017 through 2020 and may carry forward any unused MW to subsequent years during the term of the 2016 rate agreement. Approximately 300 MW of new solar generating capacity became operational in January 2018. An additional 300 MW is expected to be operational by March 2018 and in both of 2019 and 2020. FPL will be required to demonstrate that any proposed solar facilities are cost effective and scheduled to be in service before December 31, 2021. FPL has agreed to an installed cost cap of $1,750 per kW.

•
FPL's allowed regulatory ROE is 10.55%, with a range of 9.60% to 11.60%. If FPL's earned regulatory ROE falls below 9.60%, FPL may seek retail base rate relief. If the earned regulatory ROE rises above 11.60%, any party other than FPL may seek a review of FPL's retail base rates.

•
Subject to certain conditions, FPL may amortize, over the term of the 2016 rate agreement, up to $1.0 billion of depreciation reserve surplus plus the reserve amount remaining under FPL's 2012 rate agreement discussed below (approximately $250 million), provided that in any year of the 2016 rate agreement, FPL must amortize at least enough reserve to maintain a 9.60% earned regulatory ROE but may not amortize any reserve that would result in an earned regulatory ROE in excess of 11.60%. See Note 1 - Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve for discussion of the reserve amortization impact following the enactment of the Tax Cuts and Jobs Act (tax reform).

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

•
the continuation of cost recovery through the capacity clause (reported as retail base revenues) for a generating unit which was placed in service in May 2011 (beginning January 2017, under the 2016 rate agreement, cost recovery is through base rates);

•
subject to certain conditions, the right to reduce depreciation expense up to $400 million (reserve), provided that in any year of the 2012 rate agreement, FPL was required to amortize enough reserve to maintain an earned regulatory ROE within the range of 9.50% to 11.50% (the reserve amount was reduced by $30 million to up to $370 million as a result of a settlement in August 2015 related to the purchase of a 250 MW coal-fired generation facility located in Jacksonville, Florida (Cedar Bay generation facility), which FPL retired in December 2016);

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

•
Capacity - primarily capacity payments to non-utility generators and other utilities and certain costs associated with the acquisition of certain generation facilities (see Note 1 - Rate Regulation and Note 13 - Contracts);

•	Energy Conservation - costs associated with implementing energy conservation programs; and

•
Environmental - certain costs of complying with federal, state and local environmental regulations enacted after April 1993 and costs associated with three of FPL's solar facilities placed in service prior to 2016.

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

FPL EMPLOYEES

FPL had approximately 8,700 employees at December 31, 2017, with approximately 34% of these employees represented by the International Brotherhood of Electrical Workers (IBEW) under a collective bargaining agreement with FPL that expires October 31, 2020.

NEER

NEER, a limited liability company organized under the laws of Delaware, was formed in 1998 to aggregate NEE's competitive energy businesses. NEER is a diversified clean energy company with a business strategy that emphasizes the development, construction and operation of long-term contracted assets with a focus on renewable projects. Through its subsidiaries, NEER currently owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets primarily in the U.S., as well as in Canada and Spain. See Note 14 for information on revenues from foreign sources and long–lived assets located in foreign countries. NEER, with approximately 19,060 MW of total net generating capacity at December 31, 2017, is one of the largest wholesale generators of electric power in the U.S., with approximately 18,180 MW of net generating capacity across 32 states, and has 780 MW of net generating capacity in 4 Canadian provinces and 99.8 MW of net generating capacity in Spain. At December 31, 2017, NEER operates facilities with a total generating capacity of 20,950 MW. NEER produces the majority of its electricity from clean and renewable sources as described more fully below. NEER is the world's largest operator of wind and solar projects based on 2017 MWh produced. NEER develops and builds battery storage projects, which when combined with its renewable projects, serves to enhance its ability to meet customer needs for a firm generation source. NEER also owned and operated approximately 205 substations and 1,190 circuit miles of transmission lines at December 31, 2017.

NEER also engages in energy-related commodity marketing and trading activities, including entering into financial and physical contracts, primarily to hedge the production from its generation assets that is not sold under long-term power supply agreements. These contracts primarily include power and gas commodities and their related products, as well as provide full energy and capacity requirements services primarily to distribution utilities in certain markets and offer customized power and gas and related risk management services to wholesale customers. In addition, NEER participates in natural gas, natural gas liquids and oil production primarily through non-operating ownership interests, and in pipeline infrastructure development, construction, management and operations, through either wholly owned subsidiaries or noncontrolling or joint venture interests, hereafter referred to as the gas infrastructure business. NEER also hedges the expected output from its gas infrastructure production assets to protect against price movements.

NEP - As discussed in the Overview above, NEP was formed in 2014. NEP acquires, manages and owns contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NEP OpCo. Through an indirect wholly owned subsidiary, NEE owns 101,440,000 common units of NEP OpCo representing a noncontrolling interest in NEP's operating projects of approximately 65.1% at December 31, 2017. At December 31, 2017, NEE owned a controlling general partner interest in NEP and consolidated NEP for financial reporting purposes (see below for discussion of deconsolidation of NEP). At December 31, 2017, through the combination of NEER's contribution of energy projects to NEP OpCo in connection with NEP’s IPO in July 2014 and subsequent acquisitions of additional energy projects, NEP owned, or had an interest in, a portfolio of 26 wind and solar projects with generating capacity totaling approximately 3,728 MW and long-term contracted natural gas pipeline assets as discussed below. NEER operates substantially all of the energy projects in NEP's portfolio and its ownership interest in the portfolio's generating capacity was approximately 2,429 MW at December 31, 2017. In addition in 2015, NEP OpCo issued 2 million NEP OpCo Class B Units to NEER in exchange for an approximately 50% ownership interest in three solar projects with a total generating capacity of 277 MW. NEER, as holder of the Class B Units, will retain 100% of the economic interests if, and until, NEER offers to sell the economic interests to NEP and NEP accepts such offer. NEP OpCo has a right of first offer for certain of NEER's assets (ROFO assets) if NEER should seek to sell the assets. The ROFO assets remaining at December 31, 2017, include contracted wind and solar projects with a combined generating capacity of approximately 1,076 MW. In addition, NEER and its subsidiaries (other than NEP OpCo and its subsidiaries) have a right of first refusal on any proposed sale of any of the NEP OpCo assets. In 2015, NEP acquired the membership interests in NET Holdings Management, LLC (Texas pipeline business), a developer, owner and operator of a portfolio of seven intrastate long-term contracted natural gas pipeline assets located in Texas (Texas pipelines). See Generation and Other Operations - Generation Assets and Other Operations - Other Operations below.

During 2017, changes were made to NEP's governance structure that, among other things, enhanced NEP unitholder governance rights. As a result of the governance changes, NEP was deconsolidated from NEE in January 2018 and going forward, NEE will reflect its ownership interest in NEP as an equity method investment and future earnings from NEP as equity in earnings of equity method investees in its consolidated financial statements. Additionally, sales of assets to NEP will be accounted for as third-party sales. See Note 1 - NextEra Energy Partners, LP.

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

At December 31, 2017, NEER managed or participated in the management of essentially all of its generation projects and all of its natural gas pipeline assets in which it has an ownership interest. At December 31, 2017, the locations of NEER's generation facilities and natural gas pipeline assets in North America were as follows:

Legend
Wind
Natural Gas
Nuclear
Universal Solar
Other
Pipeline
U.S. states and Canadian provinces with generation projects in operation

Locations with more than one facility are illustrated with a single dot.
Map excludes small-scale solar and battery energy storage.

Generation Assets and Other Operations

Generation Assets.

NEER's portfolio of generation assets primarily consist of generation facilities with long-term power sales agreements for substantially all of their capacity and/or energy output. Information related to contracted generation assets at December 31, 2017 was as follows:

•	represented approximately 17,012 MW of total net generating capacity;

•
weighted-average remaining contract term of the power sales agreements and the remaining life of the PTCs associated with repowered wind facilities of approximately 17 years, based on forecasted contributions to earnings and forecasted amounts of electricity produced by the repowered wind facilities; and

•	contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel have expiration dates ranging from March 2018 through 2033 (see Note 13 - Contracts).

NEER's merchant generation assets primarily consist of a nuclear generation facility and oil-fired generation facilities that do not have long-term power sales agreements to sell their capacity and/or energy output and therefore require active marketing and hedging. Merchant generation assets at December 31, 2017 represented approximately 2,047 MW of total net generating capacity, including 1,102 MW from nuclear generation and 781 MW from oil-fired peak generation facilities, and are primarily located in the Northeast region of the U.S. NEER utilizes swaps, options, futures and forwards to lock in pricing and manage the commodity price risk inherent in power sales and fuel purchases.

Other Operations.

Gas Infrastructure Business - At December 31, 2017, NEER had approximately $4.0 billion invested in the natural gas pipelines discussed below and ownership interests in investments located in oil and gas shale formations primarily in the Midwest and South regions of the U.S.

	Miles of Pipeline	Pipeline Location/Route	NEER's Ownership	Total Capacity (per day)	Actual/Expected In-Service Dates
Operational:
Texas Pipelines(a)	542	South Texas	61.4%	4.05 Bcf	1950 - 2014
Sabal Trail(b)	515	Southwestern Alabama to Central Florida	42.5%	0.83 Bcf - 1.075 Bcf	June 2017 - Mid-2021
Florida Southeast Connection(b)	126	Central Florida to Martin County, Florida	100%	0.64 Bcf	June 2017
In Development:
Mountain Valley Pipeline(c)	301	Marcellus and Utica shale regions to markets in the Mid-Atlantic and Southeast regions of the U.S.	31%	2.00 Bcf	End of 2018
______________________

(a)
A NEP portfolio of seven natural gas pipelines, of which a third party owns a 10% interest in a 120 mile pipeline with a daily capacity of approximately 2.3 Bcf. Approximately 3.2 Bcf per day of capacity is contracted with firm ship-or-pay contracts that have expiration dates ranging from 2018 to 2035.

(b)	See Note 13 - Contracts for a discussion of transportation contracts with FPL.

(c)	Construction of the natural gas pipeline is subject to certain conditions, including FERC approval to proceed. See Note 13 - Commitments.

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

•	sells output from NEER's plants that is not sold under long-term contracts and procures fossil fuel for use by NEER's generation fleet;

•	provides full energy and capacity requirements to customers; and

•	markets and trades energy-related commodity products and provides a wide range of electricity and fuel commodity products as well as marketing and trading services to customers.

NEER Fuel/Technology Mix

NEER utilized the following mix of fuel sources for its generation facilities:

Wind Facilities

•	located in 21 states in the U.S. and 4 provinces in Canada;

•	operated a total generating capacity of 14,255 MW at December 31, 2017;

•	ownership interests in a total net generating capacity of 13,111 MW at December 31, 2017;

◦	all MW are from contracted wind assets located primarily throughout Texas and the West and Midwest regions of the U.S. and Canada; and

◦	added approximately 355 MW of new generating capacity and 1,596 MW of wind repowering generating capacity in the U.S. in 2017.

Solar Facilities

•	located in 16 states in the U.S., 1 province in Canada and 1 province in Spain;

•	operated PV and solar thermal facilities with a total generating capacity of 2,035 MW at December 31, 2017;

•	ownership interests in PV and solar thermal facilities with a total net generating capacity of 2,024 MW at December 31, 2017;

◦	essentially all MW are from contracted solar facilities located primarily throughout the West region of the U.S.;

◦	added approximately 200 MW of generating capacity in the U.S. in 2017; and

◦	sold approximately 80 MW of generating capacity in the U.S. in 2017.

Fossil Facilities

•	operated natural gas generation facilities with a total generating capacity of 730 MW at December 31, 2017;

•	ownership interests in natural gas generation facilities with a total net generating capacity of 420 MW at December 31, 2017;

◦	approximately 262 MW are contracted and 158 MW are merchant;

◦	located in 3 states in the Northeast region of the U.S.; and

•
operated oil-fired peak generation facilities with a total generating capacity of 878 MW with an ownership or undivided interests in total net generating capacity of 781 MW at December 31, 2017 primarily located in Maine.

Nuclear Facilities

At December 31, 2017, NEER owned, or had undivided interests in, and operated the four nuclear units discussed below. NEER's nuclear units are periodically removed from service to accommodate planned refueling and maintenance outages, including inspections, repairs and certain other modifications. Scheduled nuclear refueling outages typically require the unit to be removed from service for variable lengths of time.

Facility	Location	NEER's Ownership (MW)	Portfolio Category	Next Scheduled Refueling Outage	Operating License Expiration Date
Seabrook	New Hampshire	1,102(a)	Merchant	October 2018	2030(b)
Duane Arnold	Iowa	431(c)	Contracted(d)	September 2018	2034
Point Beach Unit No. 1	Wisconsin	595	Contracted(e)	March 2019	2030
Point Beach Unit No. 2	Wisconsin	595	Contracted(e)	October 2018	2033
______________________

(a)	Excludes 147 MW operated by NEER but owned by non-affiliates.

(b)	In 2010, NEER filed an application with the NRC to renew Seabrook's operating license for an additional 20 years, which license renewal is pending.

(c)	Excludes 184 MW operated by NEER but owned by non-affiliates.

(d)	NEER sells all of its share of the output of Duane Arnold under a long-term contract expiring in December 2025. See Note 4 - Nonrecurring Fair Value Measurements.

(e)	NEER sells all of the output of Point Beach Units Nos. 1 and 2 under long-term contracts through their current operating license expiration dates.

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

Policy Incentives for Renewable Energy Projects

U.S. federal, state and local governments have established various incentives to support the development of renewable energy projects. These incentives include accelerated tax depreciation, PTCs, ITCs, cash grants, tax abatements and RPS programs. Pursuant to the U.S. federal Modified Accelerated Cost Recovery System (MACRS), wind and solar projects are fully depreciated for tax purposes over a five-year period even though the useful life of such projects is generally much longer than five years.

Owners of utility-scale wind facilities are eligible to claim an income tax credit (the PTC, or an ITC in lieu of the PTC) upon initially achieving commercial operation. The PTC is determined based on the amount of electricity produced by the wind facility during the first ten years of commercial operation. This incentive was created under the Energy Policy Act of 1992 and has been extended several times. Alternatively, an ITC equal to 30% of the cost of a wind facility may be claimed in lieu of the PTC. In order to qualify for the PTC (or ITC in lieu of the PTC), construction of a wind facility must begin before a specified date and the taxpayer must maintain a continuous program of construction or continuous efforts to advance the project to completion. The Internal Revenue Service (IRS) issued guidance stating that the safe harbor for continuous efforts and continuous construction requirements will generally be satisfied if the facility is placed in service no more than four years after the year in which construction of the facility began. The IRS also confirmed that retrofitted wind facilities may re-qualify for PTCs or ITCs pursuant to the 5% safe harbor for the begin construction requirement, as long as the cost basis of the new investment is at least 80% of the facility’s total fair value.

Owners of solar projects are eligible to claim a 30% ITC for new solar projects, or could have elected to receive an equivalent cash payment from the U.S. Department of Treasury for the value of the 30% ITC (convertible ITC) for qualifying solar projects where construction began before the end of 2011 and the projects were placed in service before 2017. Tax credits for qualifying wind and solar projects are subject to the following phase-down schedule.

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

The degree and nature of competition that NEER faces is different in wholesale markets and in retail markets. During 2017, approximately 87% of NEER's revenue was derived from wholesale electricity markets.

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

RTOs and ISOs exist throughout much of North America to coordinate generation and transmission across wide geographic areas and to run markets. NEER operates in all RTO and ISO jurisdictions. At December 31, 2017, NEER also had generation facilities with ownership interests in a total net generating capacity of approximately 2,845 MW that fall within reliability regions that are not under the jurisdiction of an established RTO or ISO, including 2,224 MW within the Western Electricity Coordinating Council. Although each RTO and ISO may have differing objectives and structures, some benefits of these entities include regional planning, managing transmission congestion, developing larger wholesale markets for energy and capacity, maintaining reliability and facilitating competition among wholesale electricity providers. NEER has operations that fall within the following RTOs and ISOs:

Alberta Electric System Operator
82 MW
Independent Electricity System Operator
565 MW
ISO New England
2,025 MW
NYISO
142 MW
Midcontinent ISO
4,115 MW
PJM
716 MW
Southwest Power Pool
3,592 MW
California ISO
2,073 MW
ERCOT
2,804 MW

NEER competes in different regions to different degrees, but in general it seeks to enter into long-term bilateral contracts for the full output of its generation facilities, and, at December 31, 2017, approximately 89% of NEER's net generating capacity was committed under long-term contracts. Where long-term contracts are not in effect, NEER sells the output of its facilities into daily spot markets. In such cases, NEER will frequently enter into shorter term bilateral contracts, typically of less than three years duration, to hedge the price risk associated with selling into a daily spot market. Such bilateral contracts, which may be hedges either for physical delivery or for financial (pricing) offset, serve to protect a portion of the revenue that NEER expects to derive from the associated generation facility. Contracts that serve the economic purpose of hedging some portion of the expected revenue of a generation facility but are not recorded as hedges under GAAP are referred to as “non-qualifying hedges” for adjusted earnings purposes. See Management's Discussion - Overview - Adjusted Earnings.

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

At December 31, 2017, NEER had ownership interests in operating independent power projects located in the U.S. that have received exempt wholesale generator status as defined under the Public Utility Holding Company Act of 2005, which represent approximately 99% of NEER's net generating capacity in the U.S. Exempt wholesale generators own or operate a facility exclusively to sell electricity to wholesale customers. They are barred from selling electricity directly to retail customers. NEER's exempt wholesale generators produce electricity from wind, fossil fuels, solar and nuclear facilities. While projects with exempt wholesale generator status are exempt from various restrictions, each project must still comply with other federal, state and local laws, including, but not limited to, those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

Additionally, most of the NEER facilities located in the U.S. are subject to FERC regulations and market rules and the NERC's mandatory reliability standards, all of its facilities are subject to environmental laws and the EPA's environmental regulations, and its nuclear facilities are also subject to the jurisdiction of the NRC. See FPL - FPL Regulation for additional discussion of FERC, NERC, NRC and EPA regulations. With the exception of facilities located in ERCOT, the FERC has jurisdiction over various aspects of NEER's business in the U.S., including the oversight and investigation of competitive wholesale energy markets, regulation of the transmission and sale of natural gas, and oversight of environmental matters related to natural gas projects and major electricity policy initiatives. The Public Utility Commission of Texas has jurisdiction, including the regulation of rates and services, oversight of competitive markets, and enforcement of statutes and rules, over NEER facilities located in ERCOT.

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

NEER EMPLOYEES

NEER and its subsidiaries had approximately 5,200 employees at December 31, 2017. Certain subsidiaries of NEER have collective bargaining agreements with the IBEW, the Utility Workers Union of America, the Security Police and Fire Professionals of America and the International Union of Operating Engineers, which collectively represent approximately 17% of NEER's employees. The collective bargaining agreements have three- to five-year terms and expire between late February 2018 and 2021.

NEE ENVIRONMENTAL MATTERS

NEE and FPL are subject to environmental laws and regulations, including extensive federal, state and local environmental statutes, rules and regulations, for the siting, construction and ongoing operations of their facilities. The U.S. government and certain states and regions, as well as the Government of Canada and its provinces, have taken and continue to take certain actions, such as proposing and finalizing regulation or setting targets or goals, regarding the regulation and reduction of GHG emissions and the increase of renewable energy generation. Numerous environmental regulations also affecting FPL, NEER and certain other subsidiaries relate to threatened and endangered species and their habitats, as well as other avian and bat species. Complying with these environmental laws and regulations could result in, among other things, changes in the design and operation of existing facilities and changes or delays in the location, design, construction and operation of new facilities. The impact of complying with current environmental laws and regulations has not had, and, along with compliance with proposed regulations as currently written, is not expected to have, a material adverse effect on the financial statements of NEE and FPL. As permitted by the environmental clause, FPL expects to seek recovery for compliance costs associated with any new environmental laws and regulations.

WEBSITE ACCESS TO SEC FILINGS

NEE and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on NEE's internet website, www.nexteraenergy.com, as soon as reasonably practicable after those documents are electronically filed with or furnished to the SEC. The information and materials available on NEE's website (or any of its subsidiaries' or affiliates' websites) are not incorporated by reference into this combined Form 10-K. The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov.

EXECUTIVE OFFICERS OF NEE(a)

Name	Age	Position	Effective Date
Miguel Arechabala	57	Executive Vice President, Power Generation Division of NEE Executive Vice President, Power Generation Division of FPL	January 1, 2014
Deborah H. Caplan	55	Executive Vice President, Human Resources and Corporate Services of NEE Executive Vice President, Human Resources and Corporate Services of FPL	April 15, 2013
Terrell Kirk Crews, II	39	Vice President, Controller and Chief Accounting Officer of NEE	September 19, 2016
Paul I. Cutler	58	Treasurer of NEE Treasurer of FPL Assistant Secretary of NEE	February 19, 2003 February 18, 2003 December 10, 1997
Joseph T. Kelliher	57	Executive Vice President, Federal Regulatory Affairs of NEE	May 18, 2009
John W. Ketchum	47	Executive Vice President, Finance and Chief Financial Officer of NEE Executive Vice President, Finance and Chief Financial Officer of FPL	March 4, 2016
Manoochehr K. Nazar	63	President Nuclear Division and Chief Nuclear Officer of NEE President Nuclear Division and Chief Nuclear Officer of FPL	May 23, 2014 May 30, 2014
Armando Pimentel, Jr.	55	President and Chief Executive Officer of NEER	October 5, 2011
James L. Robo	55	Chairman, President and Chief Executive Officer of NEE Chairman of FPL	December 13, 2013 May 2, 2012
Charles E. Sieving	45	Executive Vice President & General Counsel of NEE Executive Vice President of FPL	December 1, 2008 January 1, 2009
Eric E. Silagy	52	President and Chief Executive Officer of FPL	May 30, 2014
William L. Yeager	59	Executive Vice President, Engineering, Construction and Integrated Supply Chain of NEE Executive Vice President, Engineering, Construction and Integrated Supply Chain of FPL	January 1, 2013
______________________

(a)
Information is as of February 16, 2018. Executive officers are elected annually by, and serve at the pleasure of, their respective boards of directors. Except as noted below, each officer has held his/her present position for five years or more and his/her employment history is continuous. Mr. Arechabala was president of NextEra Energy España, S.L., an indirect wholly owned subsidiary of NEE, from February 2010 to December 2013. Ms. Caplan was vice president and chief operating officer of FPL from May 2011 to April 2013. Mr. Crews served as NEE’s Vice President, Finance from April 2016 to September 2016. From July 2015 to April 2016, he was a partner in the national office of Deloitte & Touche LLP (Deloitte); from June 2013 to June 2015, he served as a professional accounting fellow in the Office of the Chief Accountant of the SEC; and from June 2010 to June 2013, he was an audit service senior manager at Deloitte. Mr. Ketchum served as NEE’s Senior Vice President, Finance from February 2015 to March 2016, and Senior Vice President, Business Management and Finance from December 2013 to February 2015. From December 2012 to December 2013, he was Senior Vice President, Business Management of NEER. Mr. Nazar has been chief nuclear officer of NEE and FPL since January 2010 and was executive vice president, nuclear division of NEE and FPL from January 2010 to May 2014. Mr. Robo has been president and chief executive officer of NEE since July 2012 and was the chief executive officer of FPL from May 2012 to May 2014. Mr. Silagy has been president of FPL since December 2011.

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

Any reductions or modifications to, or the elimination of, governmental incentives or policies that support utility scale renewable energy, including, but not limited to, tax laws, policies and incentives, RPS or feed-in tariffs, or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in renewable energy projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

NEER depends heavily on government policies that support utility scale renewable energy and enhance the economic feasibility of developing and operating wind and solar energy projects in regions in which NEER operates or plans to develop and operate renewable energy facilities. The federal government, a majority of the 50 U.S. states and portions of Canada and Spain provide incentives, such as tax incentives, RPS or feed-in tariffs, that support or are designed to support the sale of energy from utility scale renewable energy facilities, such as wind and solar energy facilities. As a result of budgetary constraints, political factors or otherwise, governments from time to time may review their laws and policies that support renewable energy and consider actions that would make the laws and policies less conducive to the development and operation of renewable energy facilities. Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy or the imposition of additional taxes or other assessments on renewable energy, could result in, among other items, the lack of a satisfactory market for the development and/or financing of new renewable energy projects, NEER abandoning the development of renewable energy projects, a loss of NEER's investments in the projects and reduced project returns, any of which could have a material adverse effect on NEE's business, financial condition, results of operations and prospects.

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

NEE and FPL are subject to domestic and foreign environmental laws, regulations and other standards, including, but not limited to, extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality and usage, soil quality, climate change, emissions of greenhouse gases, including, but not limited to, CO2, waste management, hazardous wastes, marine, avian and other wildlife mortality and habitat protection, historical artifact preservation, natural resources, health (including, but not limited to, electric and magnetic fields from power lines and substations), safety and RPS, that could, among other things, prevent or delay the development of power generation, power or natural gas transmission, or other infrastructure projects, restrict the output of some existing facilities, limit the availability and use of some fuels required for the production of electricity, require additional pollution control equipment, and otherwise increase costs, increase capital expenditures and limit or eliminate certain operations.

There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of new requirements and stricter or more expansive application of existing environmental regulations. For example, among other new, potential or pending changes are state and federal regulation of the use of hydraulic fracturing or similar technologies to drill for natural gas and related compounds used by NEE's gas infrastructure business.

Violations of current or future laws, rules, regulations or other standards could expose NEE and FPL to regulatory and legal proceedings, disputes with, and legal challenges by, third parties, and potentially significant civil fines, criminal penalties and other sanctions. Proceedings could include, for example, litigation regarding property damage, personal injury, common law nuisance and enforcement by citizens or governmental authorities of environmental requirements.

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

There can be significant volatility in market prices for fuel, electricity and renewable and other energy commodities. NEE's inability or failure to manage properly or hedge effectively its assets or positions against changes in commodity prices, volumes, interest rates, counterparty credit risk or other risk measures, based on factors that are either within, or wholly or partially outside of, NEE's control, may materially adversely affect NEE's business, financial condition, results of operations and prospects.

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

NEE's and FPL's business is highly dependent on their ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex and cross numerous and diverse markets. Due to the size, scope, complexity and geographical reach of NEE's and FPL's business, the development and maintenance of information technology systems to keep track of and process information is critical and challenging. NEE's and FPL's operating systems and facilities may fail to operate properly or become disabled as a result of events that are either within, or wholly or partially outside of, their control, such as operator error, severe weather, terrorist activities or cyber incidents. Any such failure or disabling event could materially adversely affect NEE's and FPL's ability to process transactions and provide services, and their business, financial condition, results of operations and prospects.

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

NEE's and FPL's nuclear generation facilities are subject to environmental, health and financial risks, including, but not limited to, those relating to site storage of spent nuclear fuel, the disposition of spent nuclear fuel, leakage and emissions of tritium and other radioactive elements in the event of a nuclear accident or otherwise, the threat of a terrorist attack or cyber incident and other potential liabilities arising out of the ownership or operation of the facilities. NEE and FPL maintain decommissioning funds and external insurance coverage which are intended to reduce the financial exposure to some of these risks; however, the cost of decommissioning nuclear generation facilities could exceed the amount available in NEE's and FPL's decommissioning funds, and the exposure to liability and property damages could exceed the amount of insurance coverage. If NEE or FPL is unable to recover the additional costs incurred through insurance or, in the case of FPL, through regulatory mechanisms, their business, financial condition, results of operations and prospects could be materially adversely affected.

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

If any of NEE's or FPL's nuclear generation facilities are not operated for any reason through the life of their respective operating licenses, NEE or FPL may be required to increase depreciation rates, incur impairment charges and accelerate future decommissioning expenditures, any of which could materially adversely affect their business, financial condition, results of operations and prospects.

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

NEE understands that NEP expects, from time to time, to finance acquisitions of clean energy projects partially or wholly through the issuance of additional securities. NEP needs to be able to access the capital markets on commercially reasonable terms when acquisition opportunities arise. NEP's ability to access the capital markets is dependent on, among other factors, the overall state of the capital markets and investor appetite for investment in clean energy projects in general and NEP's common or preferred units in particular. An inability to obtain capital markets financing on commercially reasonable terms could significantly limit NEP's ability to consummate future acquisitions and to effectuate its growth strategy.

Furthermore there may not be sufficient availability under NEP OpCo's subsidiaries' revolving credit facility or other financing arrangements on commercially reasonable terms when acquisition opportunities arise. An inability to obtain the required or desired financing could significantly limit NEP's ability to consummate acquisitions and effectuate its growth strategy. If financing is available, it may be available only on terms that could significantly increase NEP's interest expense, impose additional or more restrictive covenants and reduce cash distributions to its unitholders. NEP's inability to effectively consummate future acquisitions could have a material adverse effect on NEP's ability to grow its business and make cash distributions to its unitholders.

Through an indirect wholly owned subsidiary, NEE owns a limited partner interest in NEP OpCo. NEP's inability to access the capital markets on commercially reasonable terms and effectively consummate future acquisitions could have a material adverse effect on NEP's ability to grow its cash distributions to its common unitholders, including NEE, and on the value of NEE’s limited partnership interest in NEP OpCo.

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

Not applicable

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data. All of FPL's common stock is owned by NEE. NEE's common stock is traded on the New York Stock Exchange under the symbol "NEE." The high and low sales prices for the common stock of NEE as reported in the consolidated transaction reporting system of the New York Stock Exchange and the cash dividends per share declared for each quarter during the past two years are as follows:

	2017			2016
Quarter	High	Low	Cash Dividends	High	Low	Cash Dividends
First	$133.28	$117.33	$0.9825	$119.37	$102.20	$0.87
Second	$144.87	$127.09	$0.9825	$130.43	$112.44	$0.87
Third	$151.60	$138.00	$0.9825	$131.98	$120.22	$0.87
Fourth	$159.40	$145.62	$0.9825	$128.46	$110.49	$0.87

The amount and timing of dividends payable on NEE's common stock are within the sole discretion of NEE's Board of Directors. The Board of Directors reviews the dividend rate at least annually (generally in February) to determine its appropriateness in light of NEE's financial position and results of operations, legislative and regulatory developments affecting the electric utility industry in general and FPL in particular, competitive conditions, change in business mix and any other factors the Board of Directors deems relevant. The ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries. There are no restrictions in effect that currently limit FPL's ability to pay dividends to NEE. In February 2018, NEE announced that it would increase its quarterly dividend on its common stock from $0.9825 per share to $1.11 per share. See Management's Discussion - Liquidity and Capital Resources - Covenants with respect to dividend restrictions and Note 10 - Common Stock Dividend Restrictions regarding dividends paid by FPL to NEE.

As of the close of business on January 31, 2018, there were 18,627 holders of record of NEE's common stock.

Issuer Purchases of Equity Securities. Information regarding purchases made by NEE of its common stock during the three months ended December 31, 2017 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
10/1/2017 - 10/31/17	—	—	—	45,000,000
11/1/2017 - 11/30/17	190	$157.36	—	45,000,000
12/1/2017 - 12/31/17	435	$158.14	—	45,000,000
Total	625	$157.90	—
______________________

(a)
Includes: (1) in November 2017, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in December 2017, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan (former LTIP) to an executive officer of deferred retirement share awards.

(b)	In May 2017, NEE's Board of Directors authorized repurchases of up to 45 million shares of common stock over an unspecified period.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2017	2016	2015	2014	2013
SELECTED DATA OF NEE (millions, except per share amounts)(a):
Operating revenues	$17,195	$16,155	$17,486	$17,021	$15,136
Income from continuing operations(b)	$5,320	$3,005	$2,762	$2,469	$1,677
Net income(b)(c)	$5,320	$3,005	$2,762	$2,469	$1,908
Net income attributable to NEE:
Income from continuing operations(b)	$5,378	$2,912	$2,752	$2,465	$1,677
Gain from discontinued operations(c)	—	—	—	—	231
Total	$5,378	$2,912	$2,752	$2,465	$1,908
Earnings per share attributable to NEE - basic:
Continuing operations(b)	$11.47	$6.29	$6.11	$5.67	$3.95
Net income(b)(c)	$11.47	$6.29	$6.11	$5.67	$4.50
Earnings per share attributable to NEE - assuming dilution:
Continuing operations(b)	$11.38	$6.25	$6.06	$5.60	$3.93
Net income(b)(c)	$11.38	$6.25	$6.06	$5.60	$4.47
Dividends paid per share of common stock	$3.93	$3.48	$3.08	$2.90	$2.64
Total assets(d)	$97,827	$89,993	$82,479	$74,605	$69,007
Long-term debt, excluding current maturities	$31,463	$27,818	$26,681	$24,044	$23,670
Capital expenditures, independent power and other investments and nuclear fuel purchases:
FPL	$5,291	$3,934	$3,633	$3,241	$2,903
NEER	5,375	5,521	4,661	3,701	3,637
Corporate and Other	74	181	83	75	142
Total	$10,740	$9,636	$8,377	$7,017	$6,682
______________________

(a)	See Note 1 - NextEra Energy Partners, LP for a discussion of the deconsolidation of NEP in January 2018.

(b)
Includes net unrealized mark-to-market after-tax gains (losses) associated with non-qualifying hedges of approximately $(35) million, $(92) million, $183 million, $153 million and $(53) million, respectively. 2017 also includes approximately $1,827 million ($1,928 million attributable to NEE) of net favorable tax reform impacts (see Note 5), exclusive of $95 million being offset in the non-qualifying hedge amount. 2017 and 2016 also include after-tax gains on sale of the fiber-optic telecommunications business and natural gas generation facilities of $685 million and $219 million, respectively (see Note 1 - Assets and Liabilities Associated with Assets Held for Sale). Also, on an after-tax basis, 2017 includes an impairment charge of $258 million related to Duane Arnold (see Note 4 - Nonrecurring Fair Value Measurements) and 2013 includes impairment and other charges of approximately $342 million related to solar projects in Spain.

(c)	2013 includes an after-tax gain from discontinued operations of $231 million related to the sale of hydropower generation plants.

(d)	Includes assets held for sale of approximately $140 million in 2017, $452 million in 2016 and $1,009 million in 2015. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves nearly five million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest operator of wind and solar projects based on 2017 MWh produced. The table below presents net income attributable to NEE and earnings per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER, and by Corporate and Other, which is primarily comprised of the operating results of NEET and other business activities, as well as other income and expense items, including interest expense, income taxes and eliminating entries (see Note 14 for additional segment information). The following discussions should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and all comparisons are with the corresponding items in the prior year.

	Net Income Attributable to NEE			Earnings Per Share Attributable to NEE, Assuming Dilution
	Years Ended December 31,			Years Ended December 31,
	2017	2016	2015	2017	2016	2015
	(millions)
FPL	$1,880	$1,727	$1,648	$3.98	$3.71	$3.63
NEER(a)	2,963	1,125	1,092	6.27	2.41	2.41
Corporate and Other	535	60	12	1.13	0.13	0.02
NEE	$5,378	$2,912	$2,752	$11.38	$6.25	$6.06
______________________

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt.

For the five years ended December 31, 2017, NEE delivered a total shareholder return of approximately 162.4%, above the S&P 500’s 108.1% return, the S&P 500 Utilities' 81.1% return and the Dow Jones U.S. Electricity's 77.9% return. The historical stock performance of NEE's common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

NextEra Energy, Inc.
S&P 500
S&P 500 Utilities
Dow Jones US Electricity
$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17

	12/12	12/13	12/14	12/15	12/16	12/17
NextEra Energy, Inc.	100.00	127.98	163.71	164.93	195.31	262.43
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P 500 Utilities	100.00	113.21	146.02	138.95	161.57	181.13
Dow Jones US Electricity	100.00	111.67	143.75	135.99	158.19	177.90

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2018 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Years Ended December 31,
	2017	2016	2015
		(millions)
Net gains (losses) associated with non-qualifying hedge activity(a)	$(35)	$(92)	$183
Merger-related expenses - Corporate and Other(b)	$(63)	$(92)	$(20)
Operating results of solar projects in Spain - NEER	$5	$(11)	$5
Income (losses) from OTTI on securities held in NEER's nuclear decommissioning funds, net of OTTI reversals(c)	$2	$(1)	$(15)
Tax reform-related(d)	$1,877	$—	$—
Gain on sale of the fiber-optic telecommunications business - Corporate and Other(e)	$685	$—	$—
Gains on sale of natural gas generation facilities(f)	$—	$219	$—
Duane Arnold impairment charge(g)	$(258)	$—	$—
Resolution of contingencies related to a previous asset sale - NEER	$—	$5	$—
______________________

(a)
For 2017, 2016 and 2015, approximately $47 million of gains, $233 million of losses and $175 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized. In 2017, net losses associated with non-qualifying hedge activity were partly offset by approximately $95 million of tax reform impacts.

(b)	See Note 1 - Merger Terminations.

(c)
Reflects OTTI losses on securities held in NEER’s nuclear decommissioning funds, net of the reversal of previously recognized OTTI losses on securities sold and losses on securities where price recovery was deemed unlikely (collectively, OTTI reversals). For 2017, 2016 and 2015, approximately $2 million of income, $2 million of losses and $14 million of losses, respectively, are included in NEER's net income; the balance is included in Corporate and Other.

(d)
Approximately $1,925 million of net favorable tax reform impacts and $50 million of net unfavorable tax reform impacts are included in NEER's and FPL's net income, respectively; the balance is included in Corporate and Other. See Note 1 - Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve and Note 5.

(e)	See Note 1 - Assets and Liabilities Associated with Assets Held for Sale for a discussion of the sale of the fiber-optic telecommunications business.

(f)
Approximately $276 million of the gains is included in NEER's net income; the balance is included in Corporate and Other. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale for a discussion of the sale of the natural gas generation facilities.

(g)	Approximately $246 million of the impairment charge is included in NEER's net income; the balance is included in Corporate and Other. See Note 4 - Nonrecurring Fair Value Measurements.

NEE segregates into two categories unrealized mark-to-market gains and losses and timing impacts related to derivative transactions. The first category, referred to as non-qualifying hedges, represents certain energy derivative, interest rate derivative and foreign currency transactions entered into as economic hedges, which do not meet the requirements for hedge accounting, or for which hedge accounting treatment is not elected or has been discontinued. Changes in the fair value of those transactions are marked to market and reported in the consolidated statements of income, resulting in earnings volatility because the economic offset to certain of the positions are generally not marked to market. As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions. For example, a gain (loss) in the non-qualifying hedge category for certain energy derivatives is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP. For this reason, NEE's management views results expressed excluding the impact of the non-qualifying hedges as a meaningful measure of current period performance. The second category, referred to as trading activities, which is included in adjusted earnings, represents the net unrealized effect of actively traded positions entered into to take advantage of expected market price movements and all other commodity hedging activities. In 2016, NEE discontinued hedge accounting for its interest rate and foreign currency derivative instruments, which could result in increased volatility in the non-qualifying hedge category. At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause. See Note 3.

2017 Summary

Net income attributable to NEE for 2017 was higher than 2016 by $2,466 million, or $5.13 per share, assuming dilution, due to higher results at FPL, NEER and Corporate and Other, including the favorable impacts of tax reform.

FPL's increase in net income in 2017 was primarily driven by continued investments in plant in service and other property and increased retail rate base under the 2016 rate agreement, partly offset by the net impact of storm restoration costs due to Hurricane Irma discussed below.

NEER's results increased in 2017 primarily reflecting the impacts of tax reform, earnings from new investments and the non-qualifying hedge activity, partly offset by the Duane Arnold impairment charge and the absence of 2016 gains from the sale of natural gas generation facilities. In 2017, NEER added approximately 355 MW of new wind generating capacity, 1,596 MW of wind repowering generating capacity and 200 MW of solar generating capacity in the U.S., completed the sale of 80 MW of solar generating capacity and increased its backlog of contracted renewable development projects.

Corporate and Other's results in 2017 increased primarily reflecting the gain on sale of the fiber-optic telecommunications business, partly offset by non-qualifying hedge activity.

NEE and its subsidiaries require funds to support and grow their businesses. These funds are primarily provided by cash flow from operations, borrowings or issuances of short- and long-term debt and proceeds from differential membership investors and, from time to time, issuances of equity securities. See Liquidity and Capital Resources - Liquidity.

RESULTS OF OPERATIONS

Net income attributable to NEE for 2017 was $5.38 billion, compared to $2.91 billion in 2016 and $2.75 billion in 2015. In 2017 and 2016, net income attributable to NEE improved due to higher results at FPL, NEER and Corporate and Other.

In 2017, the enactment of tax reform required NEE and its subsidiaries to, among other things, revalue their deferred income tax assets and liabilities to the new 21% federal corporate income tax rate. See Note 1 - Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve and Note 5 for further discussion of the impacts of tax reform.

FPL: Results of Operations

FPL obtains its operating revenues primarily from the sale of electricity to retail customers at rates established by the FPSC through base rates and cost recovery clause mechanisms. FPL’s net income for 2017, 2016 and 2015 was $1,880 million, $1,727 million and $1,648 million, respectively, representing an increase in 2017 of $153 million and an increase in 2016 of $79 million. The increases in 2017 and 2016 were primarily driven by higher earnings from investments in plant in service and other property. Such investments grew FPL's average retail rate base by approximately $3.5 billion and $2.4 billion in 2017 and 2016, respectively, and reflect, among other things, ongoing transmission and distribution additions, the replacement of certain gas turbines with high-efficiency, low-emission turbines, solar generation additions and the modernized Port Everglades Clean Energy Center that was placed in service on April 1, 2016 (Port Everglades power plant).

In September 2017, Hurricane Irma passed through Florida causing damage throughout much of FPL's service territory, resulting in approximately 4.4 million of FPL's customers losing electrical service. FPL restored power to approximately 50% of its affected customers within one day and to approximately 95% of affected customers within seven days. In December 2017, following the enactment of tax reform, FPL used available reserve amortization to offset nearly all of the write-off of Hurricane Irma storm restoration costs, and FPL plans to partially restore the reserve amortization through tax savings generated during the term of the 2016 rate agreement. See Note 1 - Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve.

The use of reserve amortization was permitted under the 2012 rate agreement and continues during the term of the 2016 rate agreement. See Item 1. Business - FPL - FPL Regulation - FPL Rate Regulation - Base Rates for additional information on the 2016 and 2012 rate agreements. In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 and 2012 rate agreements, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and revenue and costs not recoverable from retail customers by the FPSC. In 2017 and 2016, FPL recorded reserve amortization of $1,250 million and $13 million, respectively, and in 2015, FPL recorded the reversal of reserve amortization of approximately $15 million. FPL's regulatory ROE for 2017 was approximately 11.08% and, for both 2016 and 2015, was 11.50%.

During 2017, FPL’s operating revenues increased $1,077 million primarily related to increases of approximately $404 million in retail base revenues, $274 million in storm-related surcharge revenues and $262 million in fuel cost recovery revenues. During

2016, FPL's operating revenues decreased $756 million primarily related to decreases of approximately $755 million in fuel cost recovery revenues and $171 million in capacity clause revenues, partly offset by an increase of $154 million in retail base revenues.

Retail Base

FPL’s retail base revenues for 2017 reflect the 2016 rate agreement and for 2016 and 2015 reflect the 2012 rate agreement. In December 2016, the FPSC issued a final order approving the 2016 rate agreement which became effective January 2017 and will remain in effect until at least December 2020, establishes FPL's allowed regulatory ROE at 10.55%, with a range of 9.60% to 11.60%, and allows for retail rate base increases in 2017, 2018 and upon commencement of commercial operations at the Okeechobee Clean Energy Center and certain solar projects. See Item 1. Business - FPL - FPL Regulation - FPL Rate Regulation - Base Rates for additional information on the 2016 rate agreement.

Retail base revenues increased approximately $45 million in 2017 and $175 million in 2016 through a $216 million annualized retail base rate increase associated with the modernized Port Everglades power plant. In addition, the 2017 increase in retail base revenues reflects additional revenues of approximately $389 million related to new retail base rates under the 2016 rate agreement. In 2017 and 2016, retail base revenues were also impacted by decreases of 2.1% for each period in the average usage per retail customer and increases of 1.3% and 1.4%, respectively, in the average number of customer accounts. Despite generally favorable weather in 2017, usage per retail customer declined. Hurricane Irma contributed to the 2017 decrease in retail usage, resulting in a decrease in retail base revenues of approximately $60 million which represents a 1.0% decrease in retail base revenues. The decline in 2016 usage per retail customer was primarily due to milder weather and customer service interruptions as a result of hurricanes that impacted FPL's service territory in 2016 which had a modest negative impact on 2016 base revenue. See Note 1 - Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve.

Cost Recovery Clauses

Revenues from fuel and other cost recovery clauses and pass-through costs, such as franchise fees, revenue taxes and storm-related surcharges, are largely a pass-through of costs. Such revenues also include a return on investment allowed to be recovered through the cost recovery clauses on certain assets, primarily related to certain solar and environmental projects and the unamortized balance of the regulatory asset associated with FPL's acquisition of certain generation facilities. See Item 1. Business - FPL - FPL Regulation - FPL Rate Regulation - Cost Recovery Clauses. Underrecovery or overrecovery of cost recovery clause and other pass-through costs (deferred clause and franchise expenses and revenues) can significantly affect NEE's and FPL's operating cash flows. The 2017 and 2016 net overrecoveries were approximately $82 million and $94 million, respectively, and positively affected NEE’s and FPL’s cash flows from operating activities.

The 2017 increase in fuel cost recovery revenues primarily reflects a higher average fuel factor resulting in higher revenues of approximately $258 million. The 2016 decrease in fuel cost recovery revenues is primarily due to a decrease of approximately $737 million related to a lower average fuel factor. The 2017 increase in storm-related surcharge revenues relates to FPL's recovery of eligible storm restoration costs following hurricanes impacting FPL's service territory in 2016 and replenishment of the storm reserve for a 12-month period beginning on March 1, 2017. The 2016 decrease in capacity clause revenues was largely due to reductions in purchased power and capacity expenses associated with the capacity clause.

In 2017, 2016 and 2015, cost recovery clauses contributed approximately $120 million, $112 million and $103 million, respectively, to FPL’s net income. The increases in 2017 and 2016 primarily relate to the acquisitions of certain generation facilities in 2017 and 2015, a portion of the costs of which were recovered through cost recovery clauses. In January 2017, FPL assumed ownership of a 330 MW coal-fired generation facility located in Indiantown, Florida (Indiantown generation facility) for a purchase price of approximately $451 million (including existing debt of approximately $218 million). In September 2015, FPL assumed ownership of the Cedar Bay generation facility and terminated its long-term purchased power agreement for substantially all of the facility’s capacity and energy for a purchase price of approximately $521 million. FPL will recover the purchase price related to the Indiantown and Cedar Bay generation facilities and the associated income tax gross-up on Cedar Bay as regulatory assets which are being amortized over approximately nine years. See Note 1 - Rate Regulation for further discussion.

Other Items Impacting FPL's Consolidated Statements of Income

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense increased $245 million and decreased $979 million during 2017 and 2016, respectively. The increase for 2017 primarily relates to approximately $314 million of higher fuel and energy prices, partly offset by a decrease of $103 million in capacity fees related in part to the Indiantown generation facility long-term purchased power agreement after FPL assumed ownership of the Indiantown generation facility. The decrease in 2016 primarily relates to approximately $453 million of lower fuel and energy prices and $27 million related to lower energy sales. In addition, FPL recognized approximately $49 million and $220 million of deferred retail fuel costs in 2017 and 2015, respectively, compared to the deferral of $11 million of retail fuel costs in 2016. The decrease in 2016 also reflects lower capacity fees of approximately $267 million related in part to the termination of the Cedar Bay generation facility long-term purchased power agreement after FPL assumed ownership of the Cedar Bay generation facility.

Storm Restoration Costs
In December 2017, following the enactment of tax reform, FPL determined that it would not seek recovery of Hurricane Irma storm restoration costs through a surcharge from customers and, as a result, the regulatory asset associated with Hurricane Irma was written off. As allowed under the 2016 rate agreement, FPL used available reserve amortization to offset nearly all of the expense, and plans to partially restore the reserve amortization through tax savings generated during the term of the 2016 rate agreement. See Note 1 - Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve.

Depreciation and Amortization Expense
The major components of FPL’s depreciation and amortization expense are as follows:

	Years Ended December 31,
	2017	2016	2015
		(millions)
Reserve reversal (amortization) recorded under the 2016 and 2012 rate agreements	$(1,250)	$(13)	$15
Other depreciation and amortization recovered under base rates	1,608	1,366	1,359
Depreciation and amortization primarily recovered under cost recovery clauses and securitized storm-recovery cost amortization	575	298	202
Total	$933	$1,651	$1,576

Depreciation expense decreased $718 million and increased $75 million during 2017 and 2016, respectively. The decrease in 2017 primarily reflects approximately $1,237 million of higher reserve amortization, partly offset by higher depreciation recovered under base rates due to higher rates as a result of the 2016 rate agreement, higher storm-recovery cost amortization related to the recovery of restoration costs from hurricanes that impacted FPL's service territory in 2016 and higher plant in service balances. The reserve amortization, or reversal of such amortization, reflects adjustments to accrued asset removal costs provided under the 2016 and 2012 rate agreements in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as a reduction to (or when reversed as an increase to) accrued asset removal costs which is reflected in noncurrent regulatory liabilities on the consolidated balance sheets. At December 31, 2017, no amounts remain in accrued asset removal costs related to reserve amortization.

The increase in depreciation and amortization expense in 2016 primarily relates to higher amortization of a regulatory asset associated with the September 2015 acquisition of the Cedar Bay generation facility and higher depreciation related to higher plant in service balances, partly offset by the absence of 2015 amortization expenses associated with analog meters.

Taxes Other Than Income Taxes and Other
Taxes other than income taxes and other increased $103 million in 2017 primarily due to higher franchise and revenue taxes, neither of which impacts net income, as well as higher property taxes reflecting growth in plant in service balances.

NEER: Results of Operations

NEER owns, develops, constructs, manages and operates electric generation facilities in wholesale energy markets primarily in the U.S., as well as in Canada and Spain. NEER also provides full energy and capacity requirements services, engages in power and gas marketing and trading activities and invests in natural gas, natural gas liquids and oil production and pipeline infrastructure assets. NEER’s net income less net income attributable to noncontrolling interests for 2017, 2016 and 2015 was $2,963 million, $1,125 million and $1,092 million, respectively, resulting in an increase in 2017 of $1,838 million and an increase in 2016 of $33 million. The primary drivers, on an after-tax basis, of these changes are in the following table.

	Increase (Decrease) From Prior Period
	Years Ended December 31,
	2017	2016
	(millions)
New investments(a)	$363	$293
Existing assets(a)	(54)	(55)
Gas infrastructure(a)	(13)	(75)
Customer supply and proprietary power and gas trading(b)	3	(16)
Revaluation of contingent consideration	(80)	80
Interest and other general and administrative expenses(c)	(158)	(99)
Other	79	36
Change in non-qualifying hedge activity(d)	280	(408)
Change in OTTI losses on securities held in nuclear decommissioning funds, net of OTTI reversals(d)	4	12
Tax reform-related(d)	1,925	—
Duane Arnold impairment charge(d)	(246)	—
Operating results of the solar projects in Spain(d)	16	(16)
Gains on sale of natural gas generation facilities(d)	(276)	276
Resolution of contingencies related to a previous asset sale(d)	(5)	5
Increase in net income less net income attributable to noncontrolling interests	$1,838	$33
______________________

(a)
Reflects after-tax project contributions, including PTCs, ITCs and deferred income taxes and other benefits associated with convertible ITCs for wind and solar projects, as applicable, (see Note 1 - Electric Plant, Depreciation and Amortization, - Income Taxes and - Sale of Differential Membership Interests and Note 5), as well as income tax benefits related to the Canadian tax restructuring, but excludes allocation of interest expense or corporate general and administrative expenses. Results from projects and pipelines are included in new investments during the first twelve months of operation or ownership. Project results are included in existing assets and pipeline results are included in gas infrastructure beginning with the thirteenth month of operation or ownership.

(b)	Excludes allocation of interest expense and corporate general and administrative expenses.

(c)
Includes differential membership interest costs. Excludes unrealized mark-to-market gains and losses related to interest rate derivative contracts, which are included in change in non-qualifying hedge activity.

(d)	See Overview - Adjusted Earnings for additional information.

New Investments

In 2017, results from new investments increased primarily due to:

•
higher earnings of approximately $316 million, including the net effect of deferred income taxes and other benefits associated with ITCs and convertible ITCs, related to the addition of approximately 1,818 MW of wind generating capacity and 1,378 MW of solar generating capacity during or after 2016, and

•	higher earnings of approximately $44 million related to additional investments in natural gas pipeline projects.

In 2016, results from new investments increased primarily due to:

•
higher earnings of approximately $223 million, including deferred income tax and other benefits associated with ITCs and convertible ITCs, related to the addition of approximately 2,819 MW of wind generating capacity and 1,226 MW of solar generating capacity during or after 2015, and

•	higher earnings of approximately $70 million related to the acquisition of the Texas pipelines in October 2015 and additional investments in other natural gas pipeline projects.

Existing Assets

In 2017, results from NEER's existing asset portfolio decreased primarily due to:

•
lower results from wind and solar assets of approximately $36 million primarily reflecting an increase in the amount of earnings attributable to noncontrolling interest and the absence of 2016 income tax benefits related to the Canadian tax restructuring, offset in part by lower depreciation related to the change in useful lives of certain wind assets (see Note 1 - Electric Plant, Depreciation and Amortization), and

•	lower results of approximately $27 million related to the sale of certain natural gas generation facilities (see Note 1 - Assets and Liabilities Associated with Assets Held for Sale).

In 2016, results from NEER's existing asset portfolio decreased primarily due to:

•
lower results from wind and solar assets of approximately $40 million primarily due to lower state tax credits, the roll off of PTCs on certain wind projects after ten years of production (PTC roll off), higher project O&M expenses and an increase in the amount of earnings attributable to noncontrolling interest, offset in part by higher wind generation and income tax benefits related to the Canadian tax restructuring, and

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

Interest and General and Administrative Expenses

Interest and general and administrative expenses includes interest expense, differential membership interest costs and other corporate general and administrative expenses. In 2017 and 2016, interest and general and administrative expenses reflect higher borrowing costs and other costs to support the growth of the business.

Other Factors

Supplemental to the primary drivers of the changes in NEER's net income less net income attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's consolidated statements of income as they relate to NEER.

Operating Revenues
Operating revenues for 2017 increased $293 million primarily due to:

•	higher revenues from new investments of approximately $318 million,

•	lower unrealized mark-to-market losses from non-qualifying hedges (approximately $71 million for 2017 compared to $273 million in 2016), and

•	higher revenues of approximately $125 million from the customer supply and proprietary power and gas trading business, partly offset by,

•	lower revenues from existing assets of approximately $291 million primarily reflecting the sale of certain natural gas generation facilities in 2016, and

•	lower revenues from the gas infrastructure business of approximately $89 million.

Operating revenues for 2016 decreased $551 million primarily due to:

•	unrealized mark-to-market losses from non-qualifying hedges of approximately $273 million for 2016 compared to $275 million of gains on such hedges for 2015, and

•
lower revenues from existing assets of approximately $409 million reflecting lower revenues from the natural gas generation facilities sold in 2016, offset in part by higher wind generation due to stronger wind resource and higher revenues at Seabrook reflecting the absence of a 2015 refueling outage, partly offset by,

•	higher revenues from new investments of approximately $384 million.

Operating Expenses - net
Operating expenses - net for 2017 increased $899 million primarily due to:

•	the absence of the 2016 gain on the sale of natural gas generation facilities of approximately $445 million,

•	the Duane Arnold impairment charge of approximately $420 million, and

•	higher operating expenses associated with new investments of approximately $167 million, partly offset by,

•
lower depreciation expense on existing assets of approximately $98 million primarily related to the change in the estimated useful lives of certain equipment (see Note 1 - Electric Plant, Depreciation and Amortization) and lower depletion rates, and

•
lower fuel expense of approximately $85 million primarily related to the sale of certain natural gas generation facilities in 2016 offset in part by higher fuel purchases for the proprietary power and gas trading business.

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

•
higher depreciation of approximately $49 million on existing assets primarily reflecting an increase of $111 million of depreciation from the gas infrastructure business primarily related to higher depletion rates and increased production, partly offset by lower depreciation on the natural gas generation facilities sold in 2016.

Interest Expense
NEER's interest expense for 2017 increased $69 million primarily reflecting higher average debt balances reflecting growth in the business. NEER’s interest expense for 2016 increased $107 million reflecting approximately $45 million of unfavorable changes in the fair value of interest rate derivative instruments compared to $11 million of favorable changes in 2015 and higher average debt balances reflecting growth in the business.

Benefits Associated with Differential Membership Interests - net
Benefits associated with differential membership interests - net for all periods presented reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind and solar projects, net of associated costs. The increase for 2017 primarily relates to additional sales of differential membership interests in 2017 and 2016. The increase for 2016 primarily relates to lower interest costs associated with the ongoing paydown of the differential membership interest obligations, additional sales of differential membership interests and increased results of the underlying wind and solar projects. See Note 1 - Sale of Differential Membership Interests.

Gains on Disposal of Investments and Other Property - net
Gains on disposal of investments and other property - net for all periods presented primarily reflect gains on sales of securities held in NEER’s nuclear decommissioning funds.

Revaluation of Contingent Consideration
Revaluation of contingent consideration reflects 2016 fair value adjustments to reduce the contingent holdback associated with the acquisition of the Texas pipelines. Approximately $65 million of the fair value adjustments was attributable to noncontrolling interests. See Note 7 - Texas Pipeline Business.

Tax Credits, Benefits and Expenses
PTCs from wind projects and ITCs and deferred income taxes associated with convertible ITCs from solar and certain wind projects are reflected in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes, and were approximately $132 million, $120 million and $149 million in 2017, 2016 and 2015, respectively. ITCs and deferred income taxes associated with convertible ITCs totaled approximately $236 million, $150 million and $89 million in 2017, 2016 and 2015, respectively. A portion of the PTCs and ITCs have been allocated to investors in connection with sales of differential membership interests. PTCs, ITCs and deferred income taxes associated with convertible ITCs can significantly affect the effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by PTC roll off. Also, NEE's effective income tax rate was affected by the favorable tax reform impacts in 2017 and the reversal of a noncash income tax charge associated with structuring Canadian assets in 2016. See Note 5.

NEP

In all periods presented, indirect subsidiaries of NEER sold additional ownership interests in wind and solar projects to indirect subsidiaries of NEP. See Note 1 - NextEra Energy Partners, LP.

During the third quarter of 2017, changes to NEP's governance structure were made that, among other things, enhanced NEP unitholder governance rights. The new governance structure established a NEP board of directors whereby NEP unitholders have the ability to nominate and elect board members, subject to certain limitations and requirements. As a result of these governance changes, NEP was deconsolidated from NEE in January 2018, which is when the term of office of the first NEP unitholder-elected directors took effect. As a result of the deconsolidation of NEP, NEE will reflect its ownership interest in NEP as an equity method investment and future earnings from NEP as equity in earnings of equity method investees in its consolidated financial statements. Upon deconsolidation, the equity method investment was recorded at fair value which will result in a gain of approximately $4 billion ($3 billion after tax) to NEE in the first quarter of 2018. Additionally, sales of assets to NEP after deconsolidation will be accounted for as third-party sales.

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

Corporate and Other's results increased $475 million and $48 million during 2017 and 2016. The increase for 2017 primarily relates to the approximately $685 million after-tax gain on the sale of the fiber-optic telecommunications business in January 2017. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale. In addition, Corporate and Other's results reflect 2017 after-tax losses of approximately $82 million related to non-qualifying hedge activity compared to gains of $141 million in 2016. The increase in Corporate and Other's results for 2016 primarily relates to the non-qualifying hedge activity gains on interest rate and foreign currency derivative instruments and foreign currency transactions as hedge accounting was discontinued effective January 2016. See Note 3. The increase in 2016 was partly offset by higher merger-related expenses (see Note 1 - Merger Terminations) and unfavorable consolidating income tax adjustments.

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

In October 2015, NEE authorized a program to purchase, from time to time, up to $150 million of common units representing limited partner interests in NEP. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The purchases may be made in the open market or in privately negotiated transactions. Any purchases will be made in such quantities, at such prices, in such manner and on such terms and conditions as determined by NEE or its subsidiaries in their discretion, based on factors such as market and business conditions, applicable legal requirements and other factors. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. At December 31, 2017, NEE owned a controlling general partner interest in NEP and beneficially owned approximately 60.6% of NEP’s voting power. The purpose of the program is not to cause NEP’s common units to be delisted from the New York Stock Exchange or to cause the common units to be deregistered with the SEC. As of December 31, 2017, NEE had purchased approximately $36 million of NEP common units under this program. Also in October 2015, NEP put in place an at-the-market equity issuance program pursuant to which NEP may issue from time to time, up to $150 million of its common units. As of December 31, 2017, NEP had issued approximately $41 million of its common units under this program.

Cash Flows

NEE's sources and uses of cash for 2017, 2016 and 2015 were as follows:

	Years Ended December 31,
	2017	2016*	2015*
	(millions)
Sources of cash:
Cash flows from operating activities	$6,413	$6,293	$6,089
Long-term borrowings	8,354	5,657	5,772
Proceeds from differential membership investors	1,414	1,859	761
Proceeds from sale of the fiber-optic telecommunications business	1,454	—	—
Sale of independent power and other investments of NEER	178	658	52
Cash grants under the Recovery Act	78	335	8
Issuances of common stock - net	55	537	1,298
Net increase in commercial paper and other short-term debt	1,867	—	—
Proceeds from sales of noncontrolling interests in NEP	—	645	345
Proceeds from issuance of NEP convertible preferred units - net	548	—	—
Effects of currency translation on cash, cash equivalents and restricted cash	26	10	17
Other sources - net	149	5	107
Total sources of cash	20,536	15,999	14,449
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(10,740)	(9,636)	(8,377)
Retirements of long-term debt	(6,780)	(3,310)	(3,972)
Net decrease in commercial paper and other short-term debt	—	(268)	(356)
Dividends on common stock	(1,845)	(1,612)	(1,385)
Other uses - net	(717)	(416)	(352)
Total uses of cash	(20,082)	(15,242)	(14,442)
Net increase in cash, cash equivalents and restricted cash	$454	$757	$7
______________________
*Prior period amounts have been retrospectively adjusted as discussed in Note 1 - Restricted Cash.

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 13 - Commitments for estimated capital expenditures in 2018 through 2022. The following table provides a summary of the major capital investments for 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
	(millions)
FPL:
Generation:
New	$1,198	$1,128	$686
Existing	1,285	723	811
Transmission and distribution	2,151	1,848	1,681
Nuclear fuel	117	158	205
General and other	431	331	384
Other, primarily change in accrued property additions and exclusion of AFUDC - equity	109	(254)	(134)
Total	5,291	3,934	3,633
NEER:
Wind	2,824	2,474	1,029
Solar	759	1,554	1,494
Nuclear, including nuclear fuel	220	255	315
Natural gas pipelines	785	853	1,198
Other	787	385	625
Total	5,375	5,521	4,661
Corporate and Other	74	181	83
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$10,740	$9,636	$8,377

Liquidity

At December 31, 2017, NEE's total net available liquidity was approximately $9.2 billion. The table below provides the components of FPL's and NEECH's net available liquidity at December 31, 2017.

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$2,916	$4,964	$7,880	2018 - 2022	2018 - 2022
Issued letters of credit	(3)	(446)	(449)
	2,913	4,518	7,431

Revolving credit facilities	1,155	1,485	2,640	2018 - 2019	2018 - 2022
Borrowings	(1,000)	—	(1,000)
	155	1,485	1,640

Letter of credit facilities(b)	—	550	550		2019 - 2020
Issued letters of credit	—	(468)	(468)
	—	82	82

Subtotal	3,068	6,085	9,153

Cash and cash equivalents	33	1,679	1,712
Commercial paper and other short-term borrowings outstanding	(1,687)	(5)	(1,692)
Net available liquidity	$1,414	$7,759	$9,173
______________________

(a)
Provide for the funding of loans up to $7,880 million ($2,916 million for FPL) and the issuance of letters of credit up to $3,450 million ($670 million for FPL). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s bank revolving line of credit facilities are also available to support the purchase of $838 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bond holders and not remarketed prior to maturity. Approximately $2,315 million of FPL's and $3,730 million of NEECH's bank revolving line of credit facilities expire in 2022.

(b)	Only available for the issuance of letters of credit.

At December 31, 2017, 68 banks participate in FPL’s and NEECH’s revolving credit facilities, with no one bank providing more than 7% of the combined revolving credit facilities. European banks provide approximately 24% of the combined revolving credit facilities. Pursuant to a 1998 guarantee agreement, NEE guarantees the payment of NEECH’s debt obligations under its revolving credit facilities. In order for FPL or NEECH to borrow or to have letters of credit issued under the terms of their respective revolving credit facilities and, also for NEECH, its letter of credit facilities, FPL, in the case of FPL, and NEE, in the case of NEECH, are required, among other things, to maintain a ratio of funded debt to total capitalization that does not exceed a stated ratio. The FPL and NEECH revolving credit facilities also contain default and related acceleration provisions relating to, among other things, failure of FPL and NEE, as the case may be, to maintain the respective ratio of funded debt to total capitalization at or below the specified ratio. At December 31, 2017, each of NEE and FPL was in compliance with its required ratio.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At December 31, 2017, NEE believes that there is no material exposure related to these guarantee arrangements.

NEE subsidiaries issue guarantees related to equity contribution agreements associated with the development, construction and financing of certain power generation facilities, engineering, procurement and construction agreements and natural gas pipeline development projects. Commitments associated with these activities are included in the contracts table in Note 13.

In addition, at December 31, 2017, NEE subsidiaries had approximately $4.0 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations.

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At December 31, 2017, these guarantees totaled approximately $786 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At December 31, 2017, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at December 31, 2017) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $720 million.

At December 31, 2017, subsidiaries of NEE also had approximately $1.3 billion of standby letters of credit and approximately $311 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

Contractual Obligations and Estimated Capital Expenditures

NEE’s commitments at December 31, 2017 were as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	(millions)
Long-term debt, including interest:(a)
FPL(b)	$949	$938	$1,238	$511	$562	$16,273	$20,471
NEER	1,050	948	1,286	898	1,384	8,668	14,234
Corporate and Other	1,113	1,711	1,936	2,487	272	14,033	21,552
Purchase obligations:
FPL(c)	6,420	4,770	5,370	5,550	5,530	11,465	39,105
NEER(d)	1,700	205	120	80	100	285	2,490
Corporate and Other(d)	80	15	15	10	—	—	120
Elimination of FPL's purchase obligations to NEER(d)	(87)	(84)	(82)	(79)	(76)	(1,101)	(1,509)
Asset retirement activities:(e)
FPL(f)	25	28	3	18	11	8,644	8,729
NEER(g)	2	—	—	3	—	12,719	12,724
Other commitments:
NEER(h)	256	226	130	119	108	371	1,210
Total	$11,508	$8,757	$10,016	$9,597	$7,891	$71,357	$119,126
_________________________

(a)	Includes principal, interest, interest rate contracts and payments by NEE under stock purchase contracts. Variable rate interest was computed using December 31, 2017 rates. See Note 11.

(b)
Includes tax exempt bonds of approximately $9 million maturing in 2020, $46 million in 2021, $96 million in 2022 and $687 million thereafter that permit individual bond holders to tender the bonds for purchase at any time prior to maturity. In the event bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL would be required to purchase the tax exempt bonds. As of December 31, 2017, all tax exempt bonds tendered for purchase have been successfully remarketed. FPL’s bank revolving line of credit facilities are available to support the purchase of tax exempt bonds.

(c)	Represents required capacity and minimum charges under long-term purchased power and fuel contracts and projected capital expenditures through 2022 (see Note 13 - Commitments and - Contracts).

(d)	See Note 13 - Contracts.

(e)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

(f)
At December 31, 2017, FPL had approximately $4,089 million in restricted funds for the payment of its portion of future expenditures to decommission the Turkey Point and St. Lucie nuclear units, which are included in NEE’s and FPL’s special use funds. See Note 12.

(g)
At December 31, 2017, NEER had approximately $1,913 million in restricted funds for the payment of its portion of future expenditures to decommission Seabrook, Duane Arnold and Point Beach nuclear units which are included in NEE’s special use funds. See Note 12.

(h)
Represents estimated cash distributions related to differential membership interests and payments related to the acquisition of certain development rights. For further discussion of differential membership interests, see Note 1 - Sale of Differential Membership Interests.

Credit Ratings

NEE’s liquidity, ability to access credit and capital markets, cost of borrowings and collateral posting requirements under certain agreements is dependent on its and its subsidiaries credit ratings. At February 16, 2018, Moody’s Investors Service, Inc. (Moody’s), S&P Global Ratings (S&P) and Fitch Ratings, Inc. (Fitch) had assigned the following credit ratings to NEE, FPL and NEECH:

	Moody's(a)	S&P(a)	Fitch(a)
NEE:(b)
Corporate credit rating	Baa1	A-	A-

FPL:(b)
Corporate credit rating	A1	A-	A
First mortgage bonds	Aa2	A	AA-
Senior unsecured notes	A1	A-	A+
Pollution control, solid waste disposal and industrial development revenue bonds(c)	VMIG-1/P-1	A-2	F1
Commercial paper	P-1	A-2	F1

NEECH:(b)
Corporate credit rating	Baa1	A-	A-
Debentures	Baa1	BBB+	A-
Junior subordinated debentures	Baa2	BBB	BBB
Commercial paper	P-2	A-2	F2
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

Covenants

NEE's charter does not limit the dividends that may be paid on its common stock. As a practical matter, the ability of NEE to pay dividends on its common stock is dependent upon, among other things, dividends paid to it by its subsidiaries. For example, FPL pays dividends to NEE in a manner consistent with FPL's long-term targeted capital structure. However, the mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends to NEE and the issuance of additional first mortgage bonds. Additionally, in some circumstances, the mortgage restricts the amount of retained earnings that FPL can use to pay cash dividends on its common stock. The restricted amount may change based on factors set out in the mortgage. Other than this restriction on the payment of common stock dividends, the mortgage does not restrict FPL's use of retained earnings. At December 31, 2017, no retained earnings were restricted by these provisions of the mortgage and, in light of FPL's current financial condition and level of earnings, management does not expect that planned financing activities or dividends would be affected by these limitations.

FPL may issue first mortgage bonds under its mortgage subject to its meeting an adjusted net earnings test set forth in the mortgage, which generally requires adjusted net earnings to be at least twice the annual interest requirements on, or at least 10% of the aggregate principal amount of, FPL’s first mortgage bonds including those to be issued and any other non-junior FPL indebtedness. At December 31, 2017, coverage for the 12 months ended December 31, 2017 would have been approximately 9.5 times the annual interest requirements and approximately 4.6 times the aggregate principal requirements. New first mortgage bonds are also limited to an amount equal to the sum of 60% of unfunded property additions after adjustments to offset property retirements, the amount of retired first mortgage bonds or qualified lien bonds and the amount of cash on deposit with the mortgage trustee. At December 31, 2017, FPL could have issued in excess of $22 billion of additional first mortgage bonds based on the unfunded property additions and retired first mortgage bonds. At December 31, 2017, no cash was deposited with the mortgage trustee for these purposes.

In September 2006, NEE and NEECH executed a Replacement Capital Covenant (as amended, September 2006 RCC) in connection with NEECH's offering of $350 million principal amount of Series B Enhanced Junior Subordinated Debentures due 2066 (Series B junior subordinated debentures). The September 2006 RCC is for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness (covered debt) of NEECH (other than the Series B junior subordinated debentures) or, in certain cases, of NEE. NEECH's 3.625% Debentures, Series due June 15, 2023 have been designated as the covered debt under the September 2006 RCC. The September 2006 RCC provides that NEECH may redeem, and NEE or NEECH may purchase, any Series B junior subordinated debentures on or before October 1, 2036, only to the extent that the redemption or purchase price does not exceed a specified amount of proceeds from the sale of qualifying securities, subject to certain limitations described in the September 2006 RCC. Qualifying securities are securities that have equity-like characteristics that are the same as, or more equity-like than, the Series B junior subordinated debentures at the time of redemption or purchase, which are sold within 365 days prior to the date of the redemption or repurchase of the Series B junior subordinated debentures.

In June 2007, NEE and NEECH executed a Replacement Capital Covenant (as amended, June 2007 RCC) in connection with NEECH's offering of $400 million principal amount of its Series C Junior Subordinated Debentures due 2067 (Series C junior subordinated debentures). The June 2007 RCC is for the benefit of persons that buy, hold or sell a specified series of covered debt of NEECH (other than the Series C junior subordinated debentures) or, in certain cases, of NEE. NEECH's 3.625% Debentures, Series due June 15, 2023 have been designated as the covered debt under the June 2007 RCC. The June 2007 RCC provides that NEECH may redeem or purchase, or satisfy, discharge or defease (collectively, defease), and NEE and any majority-owned subsidiary of NEE or NEECH may purchase, any Series C junior subordinated debentures on or before June 15, 2037, only to the extent that the principal amount defeased or the applicable redemption or purchase price does not exceed a specified amount raised from the issuance, during the 365 days prior to the date of that redemption, purchase or defeasance, of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than, the applicable characteristics of the Series C junior subordinated debentures at the time of redemption, purchase or defeasance, subject to certain limitations described in the June 2007 RCC.

New Accounting Rules and Interpretations

Revenue Recognition - In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standards update related to the recognition of revenue from contracts with customers and required disclosures. See Note 1 - Revenues and Rates.

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

Business Combination: Clarifying the Definition of a Business - In January 2017, the FASB issued an accounting standards update that clarified the definition of a business. See Note 1 - Goodwill and Other Intangible Assets.

Accounting for Partial Sales of Nonfinancial Assets - In February 2017, the FASB issued an accounting standards update regarding the accounting for partial sales of nonfinancial assets. See Note 1 - Accounting for Partial Sales of Nonfinancial Assets.

Amendments to Presentation of Retirement Benefits - In March 2017, the FASB issued an accounting standards update that requires certain changes in classification of components of net periodic pension and postretirement benefit costs within the income statement and allows only the service cost component to be eligible for capitalization. See Note 2 - Amendments to Presentation of Retirement Benefits.

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

NEE considers the following policies to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements:

Accounting for Derivatives and Hedging Activities

NEE uses derivative instruments (primarily swaps, options, futures and forwards) to manage the physical and financial risks inherent in the purchase and sale of fuel and electricity, as well as interest rate and foreign currency exchange rate risk associated primarily with outstanding and expected future debt issuances and borrowings. In addition, NEE, through NEER, uses derivatives to optimize the value of its power generation and gas infrastructure assets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements.

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

Assumptions and Accounting Approach

Derivative instruments, when required to be marked to market, are recorded on the balance sheet at fair value using a combination of market and income approaches. Fair values for some of the longer-term contracts where liquid markets are not available are derived through the use of industry-standard valuation techniques, such as internally developed models which estimate the fair value of a contract by calculating the present value of the difference between the contract price and the forward prices. Forward prices represent the price at which a buyer or seller could contract today to purchase or sell a commodity at a future date. The near-term forward market for electricity is generally liquid and therefore the prices in the early years of the forward curves reflect observable market quotes. However, in the later years, the market is much less liquid and forward price curves must be developed using factors including the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of power plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region. NEE estimates the fair value of interest rate and foreign currency derivatives using an income approach based on a discounted cash flows valuation technique utilizing the net amount of estimated future cash inflows and outflows related to the derivative agreements. The assumptions in these models are critical since any changes therein could have a significant impact on the fair value of the derivative.

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

In January 2016, NEE discontinued hedge accounting for its cash flow and fair value hedges related to interest rate and foreign currency derivative instruments and, therefore, all changes in the derivatives' fair value are recognized in interest expense in NEE's consolidated statements of income. NEE estimates the fair value of these derivatives using an income approach based on a discounted cash flows valuation technique utilizing observable inputs.

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

Net periodic pension income is included in O&M expenses, and is calculated using a number of actuarial assumptions. Those assumptions for the years ended December 31, 2017, 2016 and 2015 include:

	2017	2016	2015
Discount rate	4.09%	4.35%	3.95%
Salary increase	4.10%	4.10%	4.10%
Expected long-term rate of return, net of investment management fees	7.35%	7.35%	7.35%

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

The following table illustrates the effect on net periodic pension income of changing the critical actuarial assumptions discussed above, while holding all other assumptions constant:

		Decrease in 2017 Net Periodic Pension Income
	Change in Assumption	NEE	FPL
		(millions)
Expected long-term rate of return	(0.5)%	$(19)	$(12)
Discount rate	0.5%	$(2)	$(1)
Salary increase	0.5%	$(1)	$(1)

NEE also utilizes actuarial assumptions about mortality to help estimate obligations of the pension plan. NEE has adopted the latest revised mortality tables and mortality improvement scales released by the Society of Actuaries, which did not have a material impact on the pension plan's obligation.

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

Decommissioning and Dismantlement

NEE accounts for asset retirement obligations and conditional asset retirement obligations (collectively, AROs) under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets.

Nature of Accounting Estimates

The calculation of the future cost of retiring long-lived assets, including nuclear decommissioning and plant dismantlement costs, involves estimating the amount and timing of future expenditures and making judgments concerning whether or not such costs are considered a legal obligation. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned and how costs will escalate with inflation. In addition, NEE also makes interest rate and rate of return projections on its investments in determining recommended funding requirements for nuclear decommissioning costs. Periodically, NEE is required to update these estimates and projections which can affect the annual expense amounts recognized, the liabilities recorded and the annual funding requirements for nuclear decommissioning costs. For example, an increase of 0.25% in the assumed escalation rates for nuclear decommissioning costs would increase NEE’s AROs at December 31, 2017 by $177 million.

Assumptions and Accounting Approach

FPL - For ratemaking purposes, FPL accrues and funds for nuclear plant decommissioning costs over the expected service life of each unit based on studies that are approved by the FPSC. The studies reflect, among other things, the expiration dates of the operating licenses for FPL’s nuclear units. The most recent studies, filed in 2015, indicate that FPL’s portion of the future cost of decommissioning its four nuclear units, including spent fuel storage above what is expected to be refunded by the DOE under the spent fuel settlement agreement, is approximately $7.5 billion, or $3.1 billion expressed in 2017 dollars.

FPL accrues the cost of dismantling its fossil and solar plants over the expected service life of each unit based on studies filed with the FPSC. Unlike nuclear decommissioning, dismantlement costs are not funded. The most recent studies became effective January 1, 2017. At December 31, 2017, FPL’s portion of the ultimate cost to dismantle its fossil and solar units is approximately $1.2 billion, or $497 million expressed in 2017 dollars. The majority of the dismantlement costs are not considered AROs. FPL accrues for interim removal costs over the life of the related assets based on depreciation studies approved by the FPSC. Any differences between the ARO amount recorded and the amount recorded for ratemaking purposes are reported as a regulatory liability in accordance with regulatory accounting.

The components of FPL’s decommissioning of nuclear plants, dismantlement of plants and other accrued asset removal costs are as follows:

	Nuclear Decommissioning		Fossil/Solar Dismantlement		Interim Removal Costs and Other		Total
	December 31,		December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
	(millions)
AROs	$1,947	$1,852	$95	$62	$5	$5	$2,047	$1,919
Less capitalized ARO asset net of accumulated depreciation	335	355	45	32	1	—	381	387
Accrued asset removal costs(a)	326	297	162	322	97	1,325	585	1,944
Asset retirement obligation regulatory expense difference(a)	2,565	2,272	7	24	(3)	(2)	2,569	2,294
Accrued decommissioning, dismantlement and other accrued asset removal costs(b)	$4,503	$4,066	$219	$376	$98	$1,328	$4,820	$5,770
______________________

(a)	Included in noncurrent regulatory liabilities on NEE’s and FPL’s consolidated balance sheets.

(b)	Represents total amount accrued for ratemaking purposes.

NEER - NEER records liabilities for the present value of its expected nuclear plant decommissioning costs which are determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning. The liabilities are being accreted using the interest method through the date decommissioning activities are expected to be complete. At December 31, 2017, the AROs for decommissioning of NEER’s nuclear plants totaled approximately $552 million. NEER’s portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under the spent fuel settlement agreement, is estimated to be approximately $10.8 billion, or $2.0 billion expressed in 2017 dollars.

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

During 2016 and 2017, the changes in the fair value of NEE’s consolidated subsidiaries’ energy contract derivative instruments were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Fair value of contracts outstanding at December 31, 2015	$359	$1,185	$(218)	$1,326
Reclassification to realized at settlement of contracts	(189)	(455)	223	(421)
Inception value of new contracts	37	15	—	52
Net option premium purchases (issuances)	—	3	—	3
Changes in fair value excluding reclassification to realized	223	236	203	662
Fair value of contracts outstanding at December 31, 2016	430	984	208	1,622
Reclassification to realized at settlement of contracts	(248)	(366)	(39)	(653)
Inception value of new contracts	8	2	—	10
Net option premium purchases (issuances)	(85)	5	—	(80)
Changes in fair value excluding reclassification to realized	337	103	(169)	271
Fair value of contracts outstanding at December 31, 2017	442	728	—	1,170
Net margin cash collateral paid (received)				—
Total mark-to-market energy contract net assets (liabilities) at December 31, 2017	$442	$728	$—	$1,170

NEE’s total mark-to-market energy contract net assets (liabilities) at December 31, 2017 shown above are included on the consolidated balance sheets as follows:

December 31, 2017
(millions)
Current derivative assets	$473
Noncurrent derivative assets	1,264
Current derivative liabilities	(281)
Noncurrent derivative liabilities	(286)
NEE's total mark-to-market energy contract net assets	$1,170

The sources of fair value estimates and maturity of energy contract derivative instruments at December 31, 2017 were as follows:

	Maturity
	2018	2019	2020	2021	2022	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$106	$9	$(9)	$(9)	$—	$—	$97
Significant other observable inputs	26	19	7	(1)	(7)	(6)	38
Significant unobservable inputs	30	34	38	29	42	134	307
Total	162	62	36	19	35	128	442
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	(1)	—	(9)	(1)	—	—	(11)
Significant other observable inputs	74	89	75	56	35	19	348
Significant unobservable inputs	15	16	24	27	17	292	391
Total	88	105	90	82	52	311	728
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	—	—	—	—	—	—	—
Significant unobservable inputs	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	—
Total sources of fair value	$250	$167	$126	$101	$87	$439	$1,170

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2016	$—	$4	$4	$46	$62	$23	$46	$57	$23
December 31, 2017	$—	$7	$7	$—	$43	$44	$—	$37	$37
Average for the year ended December 31, 2017	$—	$3	$3	$20	$30	$22	$20	$29	$21
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	December 31, 2017			December 31, 2016
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,946	$1,946	(a)	$1,809	$1,809	(a)
Other investments:
Debt securities	$136	$136	(a)	$123	$123	(a)
Primarily notes receivable(b)	$500	$680	(c)	$526	$668	(c)
Long-term debt, including current maturities	$33,134	$35,447	(d)	$30,418	$31,623	(d)
Interest rate contracts - net unrealized gains (losses)	$(225)	$(225)	(e)	$4	$4	(e)
FPL:
Fixed income securities - special use funds	$1,462	$1,462	(a)	$1,363	$1,363	(a)
Long-term debt, including current maturities	$11,702	$13,285	(d)	$10,072	$11,211	(d)
______________________

(a)	Primarily estimated using a market approach based on quoted market prices for these or similar issues.

(b)	At December 31, 2017, the note receivable is classified as held for sale and is under contract (see Note 8 - NEER).

(c)	Primarily estimated using an income approach utilizing a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower.

(d)
Estimated using either a market approach based on quoted market prices for the same or similar issues or an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor.

(e)	Modeled internally using an income approach utilizing a discounted cash flow valuation technique and applying a credit valuation adjustment.

The special use funds of NEE and FPL consist of restricted funds set aside to cover the cost of storm damage for FPL and for the decommissioning of NEE's and FPL's nuclear power plants. See Note 1 - Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve. A portion of these funds is invested in fixed income debt securities primarily carried at estimated fair value. At FPL, changes in fair value, including any OTTI losses, result in a corresponding adjustment to the related liability accounts based on current regulatory treatment. The changes in fair value of NEE's non-rate regulated operations result in a corresponding adjustment to OCI, except for impairments deemed to be other than temporary, including any credit losses, which are reported in current period earnings. Because the funds set aside by FPL for storm damage could be needed at any time, the related investments are generally more liquid and, therefore, are less sensitive to changes in interest rates. The nuclear decommissioning funds, in contrast, are generally invested in longer-term securities, as decommissioning activities are not scheduled to begin in the near term.

At December 31, 2017, NEE had interest rate contracts with a notional amount of approximately $12.1 billion related to outstanding and expected future debt issuances and borrowings, of which $9.7 billion manages exposure to the variability of cash flows associated with outstanding and expected future debt issuances at NEECH and NEER. The remaining $2.4 billion of notional amount of interest rate contracts effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 3.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEE’s net liabilities would increase by approximately $1,489 million ($478 million for FPL) at December 31, 2017.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $3,314 million and $2,913 million ($2,035 million and $1,745 million for FPL) at December 31, 2017 and 2016, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes primarily marketable securities which are broadly diversified. At December 31, 2017, a hypothetical 10% decrease in the prices quoted by stock exchanges, which is a reasonable near-term market change, would result in a $305 million ($186 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding adjustment would be made to OCI to the extent the market value of the securities exceeded amortized cost and to OTTI loss to the extent the market value is below amortized cost. See Note 4 - Financial Instruments Accounting Standards Update.

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

•
Master netting agreements are used to offset cash and noncash gains and losses arising from derivative instruments with the same counterparty. NEE’s policy is to have master netting agreements in place with significant counterparties.

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At December 31, 2017, approximately 92% of NEE’s and 100% of FPL's energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

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

Management assessed the effectiveness of NEE's and FPL's internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control - Integrated Framework (2013). Based on this assessment, management believes that NEE's and FPL's internal control over financial reporting was effective as of December 31, 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
NextEra Energy, Inc. and Florida Power & Light Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of NextEra Energy, Inc. and subsidiaries (NEE) and Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, NEE and FPL maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of NEE and FPL and our report dated February 16, 2018 expressed unqualified opinions on those financial statements.

Basis for Opinion

NEE's and FPL’s management are responsible for maintaining effective internal control over financial reporting and for their assessments of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on NEE’s and FPL’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to NEE and FPL in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audits included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
February 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
    NextEra Energy, Inc. and Florida Power & Light Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextEra Energy, Inc. and subsidiaries (NEE) and the separate consolidated balance sheets of Florida Power & Light Company and subsidiaries (FPL) as of December 31, 2017 and 2016, and NEE's and FPL's related consolidated statements of income and of cash flows, NEE's consolidated statements of comprehensive income and of equity, and FPL’s consolidated statements of common shareholder’s equity, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of NEE and the consolidated financial position of FPL as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), NEE’s and FPL’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2018 expressed unqualified opinions on NEE’s and FPL’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of NEE’s and FPL’s management. Our responsibility is to express opinions on NEE’s and FPL’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to NEE and FPL in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
February 16, 2018

We have served as NEE’s and FPL’s auditor since 1950.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
OPERATING REVENUES	$17,195	$16,155	$17,486
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	4,071	4,042	5,327
Other operations and maintenance	3,327	3,389	3,269
Storm restoration costs	1,255	—	—
Impairment charges	446	7	2
Merger-related	69	135	26
Depreciation and amortization	2,357	3,077	2,831
Losses (gains) on disposal of a business/assets - net	(1,111)	(446)	4
Taxes other than income taxes and other - net	1,455	1,343	1,395
Total operating expenses - net	11,869	11,547	12,854
OPERATING INCOME	5,326	4,608	4,632
OTHER INCOME (DEDUCTIONS)
Interest expense	(1,558)	(1,093)	(1,211)
Benefits associated with differential membership interests - net	460	309	216
Equity in earnings of equity method investees	141	148	107
Allowance for equity funds used during construction	92	86	70
Interest income	81	82	86
Gains on disposal of investments and other property - net	114	40	90
Other than temporary impairment losses on securities held in nuclear decommissioning funds	(10)	(23)	(40)
Revaluation of contingent consideration	—	189	—
Other - net	21	42	40
Total other deductions - net	(659)	(220)	(642)
INCOME BEFORE INCOME TAXES	4,667	4,388	3,990
INCOME TAX EXPENSE (BENEFIT)	(653)	1,383	1,228
NET INCOME	5,320	3,005	2,762
LESS NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(58)	93	10
NET INCOME ATTRIBUTABLE TO NEE	$5,378	$2,912	$2,752
Earnings per share attributable to NEE:
Basic	$11.47	$6.29	$6.11
Assuming dilution	$11.38	$6.25	$6.06
Weighted-average number of common shares outstanding:
Basic	468.8	463.1	450.5
Assuming dilution	472.5	465.8	454.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Years Ended December 31,
	2017	2016	2015
NET INCOME	$5,320	$3,005	$2,762
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net unrealized gains (losses) on cash flow hedges:
Effective portion of net unrealized losses (net of $37 tax benefit)	—	—	(88)
Reclassification from accumulated other comprehensive income (loss) to net income (net of $13, $32 and $25 tax expense, respectively)	32	70	63
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $94 and $50 tax expense and $8 tax benefit, respectively)	127	69	(7)
Reclassification from accumulated other comprehensive income (loss) to net income (net of $25, $13 and $33 tax benefit, respectively)	(36)	(18)	(37)
Defined benefit pension and other benefits plans (net of $28 tax expense, $13 and $26 tax benefit, respectively)	44	(21)	(42)
Net unrealized gains (losses) on foreign currency translation (net of $1 tax expense, $2 and $2 tax benefit, respectively)	24	(5)	(27)
Other comprehensive income related to equity method investee (net of $1 and $2 tax expense, respectively)	2	2	—
Total other comprehensive income (loss), net of tax	193	97	(138)
COMPREHENSIVE INCOME	5,513	3,102	2,624
LESS COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(46)	93	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$5,559	$3,009	$2,625

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(millions, except par value)

	December 31,
	2017	2016
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$85,337	$80,150
Nuclear fuel	1,767	2,131
Construction work in progress	6,679	4,732
Accumulated depreciation and amortization	(21,367)	(20,101)
Total property, plant and equipment - net ($16,485 and $14,632 related to VIEs, respectively)	72,416	66,912
CURRENT ASSETS
Cash and cash equivalents	1,714	1,292
Customer receivables, net of allowances of $7 and $5, respectively	2,220	1,784
Other receivables	517	655
Materials, supplies and fossil fuel inventory	1,273	1,289
Regulatory assets	336	524
Derivatives	489	885
Assets held for sale	140	452
Other	468	528
Total current assets	7,157	7,409
OTHER ASSETS
Special use funds	6,003	5,434
Other investments ($470 and $479 related to a VIE, respectively)	2,959	2,482
Prepaid benefit costs	1,427	1,177
Regulatory assets ($37 and $107 related to a VIE, respectively)	2,469	1,894
Derivatives	1,315	1,350
Other	4,081	3,335
Total other assets	18,254	15,672
TOTAL ASSETS	$97,827	$89,993
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 471 and 468, respectively)	$5	$5
Additional paid-in capital	9,100	8,948
Retained earnings	18,992	15,458
Accumulated other comprehensive income (loss)	111	(70)
Total common shareholders' equity	28,208	24,341
Noncontrolling interests	1,290	990
Total equity	29,498	25,331
Long-term debt ($5,941 and $5,080 related to VIEs, respectively)	31,463	27,818
Total capitalization	60,961	53,149
CURRENT LIABILITIES
Commercial paper	1,687	268
Other short-term debt	255	150
Current maturities of long-term debt	1,676	2,604
Accounts payable	3,235	3,447
Customer deposits	448	470
Accrued interest and taxes	622	480
Derivatives	364	404
Accrued construction-related expenditures	1,033	1,120
Regulatory liabilities	346	299
Liabilities associated with assets held for sale	18	451
Other	1,548	1,226
Total current liabilities	11,232	10,919
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	3,031	2,736
Deferred income taxes	5,754	11,101
Regulatory liabilities	8,765	4,906
Derivatives	535	477
Deferral related to differential membership interests - VIEs	5,403	4,656
Other	2,146	2,049
Total other liabilities and deferred credits	25,634	25,925
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$97,827	$89,993

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2017	2016*	2015*
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,320	$3,005	$2,762
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,357	3,077	2,831
Nuclear fuel and other amortization	272	300	372
Impairment charges	446	7	2
Unrealized losses (gains) on marked to market derivative contracts - net	436	(44)	(337)
Foreign currency transaction losses (gains)	(25)	13	—
Deferred income taxes	(875)	1,230	1,162
Cost recovery clauses and franchise fees	82	94	176
Acquisition of purchased power agreement	(243)	—	(521)
Benefits associated with differential membership interests - net	(460)	(309)	(216)
Gains on disposal of a business, assets and investments - net	(1,225)	(490)	(89)
Recoverable storm-related costs	(108)	(223)	—
Other - net	90	(111)	49
Changes in operating assets and liabilities:
Current assets	(353)	(162)	66
Noncurrent assets	(60)	(58)	(109)
Current liabilities	766	(24)	64
Noncurrent liabilities	(7)	(12)	(123)
Net cash provided by operating activities	6,413	6,293	6,089
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(5,174)	(3,776)	(3,428)
Independent power and other investments of NEER	(5,295)	(5,396)	(4,505)
Cash grants under the American Recovery and Reinvestment Act of 2009	78	335	8
Nuclear fuel purchases	(197)	(283)	(361)
Other capital expenditures and other investments	(74)	(181)	(83)
Proceeds from sale of the fiber-optic telecommunications business	1,454	—	—
Sale of independent power and other investments of NEER	178	658	52
Proceeds from sale or maturity of securities in special use funds and other investments	3,207	3,776	4,851
Purchases of securities in special use funds and other investments	(3,244)	(3,829)	(4,982)
Proceeds from sales of noncontrolling interests in NEP	—	645	345
Other - net	149	5	107
Net cash used in investing activities	(8,918)	(8,046)	(7,996)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	8,354	5,657	5,772
Retirements of long-term debt	(6,780)	(3,310)	(3,972)
Proceeds from differential membership investors	1,414	1,859	761
Net change in commercial paper	1,419	(106)	(768)
Proceeds from other short-term debt	450	500	1,225
Repayments of other short-term debt	(2)	(662)	(813)
Issuances of common stock - net	55	537	1,298
Proceeds from issuance of NEP convertible preferred units - net	548	—	—
Dividends on common stock	(1,845)	(1,612)	(1,385)
Other - net	(680)	(363)	(221)
Net cash provided by financing activities	2,933	2,500	1,897
Effects of currency translation on cash, cash equivalents and restricted cash	26	10	17
Net increase in cash, cash equivalents and restricted cash	454	757	7
Cash, cash equivalents and restricted cash at beginning of year	1,529	772	765
Cash, cash equivalents and restricted cash at end of year	$1,983	$1,529	$772
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$1,184	$1,193	$1,143
Cash paid for income taxes - net	$142	$91	$33
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$3,029	$3,626	$2,616
Assumption of debt/acquisition hold-backs in connection with Texas pipeline acquisition	$—	$—	$1,078
Decrease (Increase) in property, plant and equipment - net as a result of cash grants primarily under the American Recovery and Reinvestment Act of 2009	$(154)	$419	$224
Increase in property, plant and equipment - net as a result of a settlement/noncash exchange	$(108)	$(72)	$(45)
Proceeds from differential membership investors used to reduce debt	$—	$100	$—

*Prior period amounts have been retrospectively adjusted as discussed in Note 1 - Restricted Cash.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(millions)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2014	443	$4	$7,179	$(40)	$12,773	$19,916	$252	$20,168
Net income	—	—	—	—	2,752	2,752	10
Issuances of common stock, net of issuance cost of less than $1	17	1	1,306	—	—	1,307	—
Share-based payment activity	1	—	119	—	—	119	—
Dividends on common stock(a)	—	—	—	—	(1,385)	(1,385)	—
Other comprehensive loss	—	—	—	(127)	—	(127)	(11)
Premium on equity units	—	—	(80)	—	—	(80)	—
Sale of NEER assets to NEP	—	—	88	—	—	88	252
Other	—	—	(16)	—	—	(16)	35
Balances, December 31, 2015	461	5	8,596	(167)	14,140	22,574	538	$23,112
Net income	—	—	—	—	2,912	2,912	93
Issuances of common stock, net of issuance cost of less than $1	6	—	527	—	—	527	—
Share-based payment activity	1	—	135	—	—	135	—
Dividends on common stock(a)	—	—	—	—	(1,612)	(1,612)	—
Other comprehensive income	—	—	—	97	—	97	—
Premium on equity units	—	—	(200)	—	—	(200)	—
Sale of NEER assets to NEP	—	—	—	—	—	—	433
Other	—	—	(110)	—	18	(92)	(74)
Balances, December 31, 2016	468	5	8,948	(70)	15,458	24,341	990	$25,331
Net income (loss)	—	—	—	—	5,378	5,378	(58)
Issuances of common stock, net of issuance cost of less than $1	2	—	33	—	—	33	—
Share-based payment activity	1	—	122	—	—	122	—
Dividends on common stock(a)	—	—	—	—	(1,845)	(1,845)	—
Other comprehensive income	—	—	—	181	—	181	12
Sale of NEER assets to NEP	—	—	—	—	—	—	460
Other	—	—	(3)	—	1	(2)	(114)
Balances, December 31, 2017	471	$5	$9,100	$111	$18,992	$28,208	$1,290	$29,498
___________________________

(a)	Dividends per share were $3.93, $3.48 and $3.08 for the years ended December 31, 2017, 2016 and 2015, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(millions)

	Years Ended December 31,
	2017	2016	2015
OPERATING REVENUES	$11,972	$10,895	$11,651
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	3,542	3,297	4,276
Other operations and maintenance	1,559	1,600	1,617
Storm restoration costs	1,255	—	—
Depreciation and amortization	933	1,651	1,576
Taxes other than income taxes and other - net	1,292	1,189	1,205
Total operating expenses - net	8,581	7,737	8,674
OPERATING INCOME	3,391	3,158	2,977
OTHER INCOME (DEDUCTIONS)
Interest expense	(482)	(456)	(445)
Allowance for equity funds used during construction	79	74	68
Other - net	(2)	2	5
Total other deductions - net	(405)	(380)	(372)
INCOME BEFORE INCOME TAXES	2,986	2,778	2,605
INCOME TAXES	1,106	1,051	957
NET INCOME(a)	$1,880	$1,727	$1,648
______________________

(a)	FPL's comprehensive income is the same as reported net income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(millions, except share amount)

	December 31,
	2017	2016
ELECTRIC UTILITY PLANT AND OTHER PROPERTY
Plant in service and other property	$47,167	$44,966
Nuclear fuel	1,192	1,308
Construction work in progress	3,623	2,039
Accumulated depreciation and amortization	(12,802)	(12,304)
Total electric utility plant and other property - net	39,180	36,009
CURRENT ASSETS
Cash and cash equivalents	33	33
Customer receivables, net of allowances of $2 and $2, respectively	1,073	768
Other receivables	160	148
Materials, supplies and fossil fuel inventory	840	851
Regulatory assets	335	524
Derivatives	2	209
Other	241	213
Total current assets	2,684	2,746
OTHER ASSETS
Special use funds	4,090	3,665
Prepaid benefit costs	1,351	1,301
Regulatory assets ($37 and $107 related to a VIE, respectively)	2,249	1,573
Other	690	207
Total other assets	8,380	6,746
TOTAL ASSETS	$50,244	$45,501
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	8,291	8,332
Retained earnings	7,376	6,875
Total common shareholder's equity	17,040	16,580
Long-term debt ($74 and $144 related to a VIE, respectively)	11,236	9,705
Total capitalization	28,276	26,285
CURRENT LIABILITIES
Commercial paper	1,687	268
Other short-term debt	250	150
Current maturities of long-term debt	466	367
Accounts payable	893	837
Customer deposits	445	466
Accrued interest and taxes	439	240
Accrued construction-related expenditures	300	262
Regulatory liabilities	333	294
Other	984	497
Total current liabilities	5,797	3,381
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,047	1,919
Deferred income taxes	5,005	8,541
Regulatory liabilities	8,642	4,893
Other	477	482
Total other liabilities and deferred credits	16,171	15,835
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$50,244	$45,501

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Years Ended December 31,
	2017	2016*	2015*
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,880	$1,727	$1,648
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	933	1,651	1,576
Nuclear fuel and other amortization	157	218	209
Deferred income taxes	905	932	504
Cost recovery clauses and franchise fees	82	94	176
Acquisition of purchased power agreement	(243)	—	(521)
Recoverable storm-related costs	(108)	(223)	—
Other - net	(139)	42	(56)
Changes in operating assets and liabilities:
Current assets	(190)	25	(90)
Noncurrent assets	(37)	(31)	(53)
Current liabilities	701	16	40
Noncurrent liabilities	(32)	(86)	(41)
Net cash provided by operating activities	3,909	4,365	3,392
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,174)	(3,776)	(3,428)
Nuclear fuel purchases	(117)	(158)	(205)
Proceeds from sale or maturity of securities in special use funds	1,986	2,495	3,731
Purchases of securities in special use funds	(2,082)	(2,506)	(3,792)
Other - net	18	28	55
Net cash used in investing activities	(5,369)	(3,917)	(3,639)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,961	309	1,084
Retirements of long-term debt	(882)	(262)	(551)
Net change in commercial paper	1,419	212	(1,086)
Proceeds from other short-term debt	450	500	100
Repayments of other short-term debt	(2)	(450)	—
Capital contributions from NEE	—	600	1,454
Dividends to NEE	(1,450)	(1,300)	(700)
Other - net	(15)	(2)	(8)
Net cash provided by (used in) financing activities	1,481	(393)	293
Net increase in cash, cash equivalents and restricted cash	21	55	46
Cash, cash equivalents and restricted cash at beginning of year	153	98	52
Cash, cash equivalents and restricted cash at end of year	$174	$153	$98
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of amount capitalized)	$472	$434	$435
Cash paid for income taxes - net	$2	$147	$439
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$668	$664	$474
Increase in electric utility plant and other property - net as a result of a noncash exchange	$(112)	$—	$—

*Prior period amounts have been retrospectively adjusted as discussed in Note 1 - Restricted Cash.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

FLORIDA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Shareholder's Equity
Balances, December 31, 2014	$1,373	$6,279	$5,499	$13,151
Net income	—	—	1,648
Capital contributions from NEE	—	1,454	—
Dividends to NEE	—	—	(700)
Balances, December 31, 2015	1,373	7,733	6,447	$15,553
Net income	—	—	1,727
Capital contributions from NEE	—	600	—
Dividends to NEE	—	—	(1,300)
Other	—	(1)	1
Balances, December 31, 2016	1,373	8,332	6,875	$16,580
Net income	—	—	1,880
Dividends to NEE	—	—	(1,450)
Other	—	(41)	71
Balances, December 31, 2017	$1,373	$8,291	$7,376	$17,040

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

1. Summary of Significant Accounting and Reporting Policies

Basis of Presentation - The operations of NextEra Energy, Inc. (NEE) are conducted primarily through Florida Power & Light Company (FPL), a wholly owned subsidiary, and NextEra Energy Resources, LLC (NEER), a wholly owned indirect subsidiary. FPL, a rate-regulated electric utility, supplies electric service to nearly five million customer accounts throughout most of the east and lower west coasts of Florida. NEER invests in independent power projects through both controlled and consolidated entities and noncontrolling ownership interests in joint ventures essentially all of which are accounted for under the equity method. NEER also participates in natural gas, natural gas liquids and oil production primarily through non-operating ownership interests and in pipeline infrastructure through either wholly owned subsidiaries or noncontrolling or joint venture interests.

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

NextEra Energy Partners, LP - NextEra Energy Partners, LP (NEP) was formed in 2014. NEP acquires, manages and owns contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NextEra Energy Operating Partners, LP (NEP OpCo). At December 31, 2017, NEE owned a controlling general partner interest in NEP and consolidated NEP for financial reporting purposes (see below for discussion of deconsolidation of NEP). NEE presented its limited partner interests in NEP as a noncontrolling interest in NEE's consolidated financial statements. Certain equity and asset transactions between NEP, NEER and NEP OpCo involve the exchange of cash, energy projects and ownership interests in NEP OpCo. These exchanges were accounted for under the profit sharing method and resulted in a profit sharing liability, net of amortization, of approximately $866 million and $757 million at December 31, 2017 and 2016, respectively, which is reflected in noncurrent other liabilities on NEE's consolidated balance sheets. In 2016 and 2017, a portion of the profit sharing liability was amortized into income on a straight-line basis over the estimated useful lives of the underlying energy projects held by NEP OpCo. Accordingly, the profit sharing liability amortization totaled approximately $28 million and $37 million during 2017 and 2016 and is included in taxes other than income taxes and other - net in NEE’s consolidated statements of income (see Accounting for Partial Sales of Nonfinancial Assets below).

Upon completion of NEP's initial public offering (IPO) in July 2014, NEE, through an indirect wholly owned subsidiary had a 79.9% interest in NEP's operating projects. Since the IPO, NEP has sold 35,527,435 common units and purchased 35,527,435 NEP OpCo common units. Also, in 2015, a subsidiary of NEE purchased 27,000,000 of NEP OpCo's common units. After giving effect to these transactions, NEE’s partnership interest in NEP OpCo's operating projects based on the number of outstanding NEP OpCo common units is approximately 65.1% at December 31, 2017. At December 31, 2017, NEP, through NEER's contribution of energy projects to NEP OpCo, owns or has an interest in a portfolio of 26 wind and solar projects with generating capacity totaling approximately 3,728 megawatts (MW), as well as a portfolio of seven long-term contracted natural gas pipeline assets located in Texas.

In October 2015, NEE authorized a program to purchase, from time to time, up to $150 million of common units representing limited partner interests in NEP. Under the program, purchases may be made in amounts, at prices and at such times as NEE or its subsidiaries deem appropriate, all subject to market conditions and other considerations. The common unit purchase program does not require NEE to acquire any specific number of common units and may be modified or terminated by NEE at any time. The purchases may be made in the open market or in privately negotiated transactions. As of December 31, 2017, NEE had purchased approximately $36 million of NEP common units under this program.

During the third quarter of 2017, changes to NEP's governance structure were made that, among other things, enhanced NEP unitholder governance rights. The new governance structure established a NEP board of directors whereby NEP unitholders have the ability to nominate and elect board members, subject to certain limitations and requirements. As a result of these governance changes, NEP was deconsolidated from NEE in January 2018, which is when the term of office of the first NEP unitholder-elected directors took effect. As a result of the deconsolidation of NEP, NEE will reflect its ownership interest in NEP as an equity method investment and future earnings from NEP as equity in earnings of equity method investees in its consolidated financial statements. Upon deconsolidation, the equity method investment was recorded at fair value which resulted in a gain of approximately $4 billion ($3 billion after tax) and will be recorded in NEE's condensed consolidated statements of income during the three months ended March 31, 2018. Additionally, sales of assets to NEP after deconsolidation will be accounted for as third-party sales.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's and FPL's regulatory assets and liabilities are as follows:

	NEE		FPL
	December 31,		December 31,
	2017	2016	2017	2016
	(millions)
Regulatory assets:
Current:
Storm reserve deficiency	$—	$203	$—	$203
Other	336	321	335	321
Total	$336	$524	$335	$524
Noncurrent:
Acquisition of purchased power agreements	$963	$636	$963	$636
Other	1,506	1,258	1,286	937
Total	$2,469	$1,894	$2,249	$1,573
Regulatory liabilities:
Current:
Derivatives	$—	$208	$—	$208
Deferred clause revenues	296	86	296	86
Other	50	5	37	—
Total	$346	$299	$333	$294
Noncurrent:
Accrued asset removal costs	$601	$1,956	$585	$1,944
Asset retirement obligation regulatory expense difference	2,569	2,294	2,569	2,294
Deferred taxes	4,981	96	4,903	96
Other	614	560	585	559
Total	$8,765	$4,906	$8,642	$4,893

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

In 2015, FPL assumed ownership of a 250 MW coal-fired generation facility located in Jacksonville, Florida (Cedar Bay generation facility) and terminated its long-term purchased power agreement for substantially all of the facility’s capacity and energy for a purchase price of approximately $521 million. The FPSC approved a stipulation and settlement between the State of Florida Office of Public Counsel (OPC) and FPL regarding issues relating to the ratemaking treatment for the Cedar Bay generation facility which provides for recovery of the purchase price and associated income tax gross-up as a regulatory asset of approximately $847 million which will be amortized over approximately nine years. At December 31, 2017 and 2016, the regulatory assets, net of amortization, totaled approximately $636 million and $726 million, respectively, and are included in current and noncurrent regulatory assets on NEE’s and FPL’s consolidated balance sheets. This settlement also reduced the reserve amount that was available for amortization under the 2012 rate agreement by $30 million to $370 million. See Revenues and Rates - FPL Rates Effective January 2013 through December 2016 below. In December 2016, FPL retired the Cedar Bay generation facility.

In 2017, FPL assumed ownership of a 330 MW coal-fired generation facility located in Indiantown, Florida (Indiantown generation facility) for a purchase price of $451 million (including existing debt of approximately $218 million). FPL recorded a regulatory asset for approximately $451 million, which is being amortized over nine years. Prior to assuming ownership of this facility, FPL had a long-term purchased power agreement with this facility for substantially all of its capacity and energy. FPL expects to reduce the plant's operations with the intention of phasing the plant out of service. At December 31, 2017, the regulatory asset, net of amortization totaled approximately $401 million and is included in current and noncurrent regulatory assets on NEE's and FPL's consolidated balance sheets.

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

Revenues and Rates - FPL's retail and wholesale utility rate schedules are approved by the FPSC and the FERC, respectively. FPL records unbilled revenues for the estimated amount of energy delivered to customers but not yet billed. FPL's unbilled revenues are included in customer receivables on NEE's and FPL's consolidated balance sheets and amounted to approximately $423 million and $261 million at December 31, 2017 and 2016, respectively. FPL's operating revenues also include amounts resulting from cost recovery clauses (see Rate Regulation above), franchise fees, gross receipts taxes and surcharges related to storms (see Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve below). Franchise fees and gross receipts taxes are imposed on FPL; however, the FPSC allows FPL to include in the amounts charged to customers the amount of the gross receipts tax for all customers and the franchise fee for those customers located in the jurisdiction that imposes the amount. Accordingly, franchise fees and gross receipts taxes are reported gross in operating revenues and taxes other than income taxes and other in NEE's and FPL's consolidated statements of income and were approximately $767 million, $700 million and $722 million in 2017, 2016 and 2015, respectively. The revenues from the surcharges related to storms included in operating revenues in NEE's and FPL's consolidated statements of income were approximately $393 million, $119 million and $115 million in 2017, 2016 and 2015, respectively. FPL also collects municipal utility taxes which are reported gross in customer receivables and accounts payable on NEE's and FPL's consolidated balance sheets.

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

•
In addition, FPL is eligible to receive, subject to conditions specified in the 2016 rate agreement, base rate increases associated with the addition of up to 300 MW annually of new solar generation in each of 2017 through 2020 and may carry forward any unused MW to subsequent years during the term of the 2016 rate agreement. Approximately 300 MW of new solar generating capacity became operational in January 2018. An additional 300 MW is expected to be operational by March 2018 and in both 2019 and 2020. FPL will be required to demonstrate that any proposed solar facilities are cost effective and scheduled to be in service before December 31, 2021. FPL has agreed to an installed cost cap of $1,750 per kilowatt (kW).

•
FPL's allowed regulatory return on common equity (ROE) is 10.55%, with a range of 9.60% to 11.60%. If FPL's earned regulatory ROE falls below 9.60%, FPL may seek retail base rate relief. If the earned regulatory ROE rises above 11.60%, any party other than FPL may seek a review of FPL's retail base rates.

•
Subject to certain conditions, FPL may amortize, over the term of the 2016 rate agreement, up to $1.0 billion of depreciation reserve surplus plus the reserve amount remaining under FPL's 2012 rate agreement discussed below (approximately $250 million), provided that in any year of the 2016 rate agreement, FPL must amortize at least enough reserve to maintain a 9.60% earned regulatory ROE but may not amortize any reserve that would result in an earned regulatory ROE in excess of 11.60%. See Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve below for discussion of the reserve amortization impact following the enactment of the Tax Cuts and Jobs Act (tax reform).

•
Future storm restoration costs would be recoverable on an interim basis beginning 60 days from the filing of a cost recovery petition, but capped at an amount that could produce a surcharge of no more than $4 for every 1,000 kilowatt-hour (kWh) of usage on residential bills during the first 12 months of cost recovery. Any additional costs would be eligible for recovery in subsequent years. If storm restoration costs exceed $800 million in any given calendar year, FPL may request an increase to the $4 surcharge to recover amounts above $400 million. See Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve below.

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

FPL Rates Effective January 2013 through December 2016 - Effective January 2013, pursuant to an FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2012 rate agreement), new retail base rates and charges for FPL were established resulting in an increase in retail base revenues of $350 million on an annualized basis. The 2012 rate agreement, provided for, among other things, the following:

•	a regulatory ROE of 10.50% with a range of plus or minus 100 basis points;

•	an increase in annualized base revenue requirements as each of three FPL modernized power plants became operational in April 2013, April 2014 and April 2016;

•	the continuation of cost recovery through the capacity cost recovery clause (capacity clause) (reported as retail base revenues)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for a generating unit which was placed in service in May 2011 (beginning January 2017, under the 2016 rate agreement, cost recovery is through base rates);

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

Effective January 1, 2018, NEE and FPL adopted an accounting standards update that provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures regarding such contracts (new revenue standard). NEE and FPL adopted the new revenue standard using the modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings on January 1, 2018. FPL and NEER generate substantially all of NEE’s operating revenues. FPL’s revenue from contracts with customers is derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. For these types of sales, FPL will recognize revenues under the new revenue standard as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER will recognize revenues under the new revenue standard as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers. NEER believes for substantially all of its contracts with customers that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEER performs. Revenue recognition under the new revenue standard for both FPL and NEER is substantially consistent with prior practice and as a result the cumulative effect of adopting the new revenue standard on January 1, 2018 was not material to NEE or FPL.

Electric Plant, Depreciation and Amortization - The cost of additions to units of property of FPL and NEER is added to electric plant in service and other property. In accordance with regulatory accounting, the cost of FPL's units of utility property retired, less estimated net salvage value, is charged to accumulated depreciation. Maintenance and repairs of property as well as replacements and renewals of items determined to be less than units of utility property are charged to other operations and maintenance (O&M) expenses. At December 31, 2017, the electric generation, transmission, distribution and general facilities of FPL represented approximately 49%, 11%, 34% and 6%, respectively, of FPL's gross investment in electric utility plant in service and other property. Substantially all of FPL's properties are subject to the lien of FPL's mortgage, which secures most debt securities issued by FPL. A number of NEER's generation and pipeline facilities are encumbered by liens securing various financings. The net book value of NEER's assets serving as collateral was approximately $15.6 billion at December 31, 2017. The American Recovery and Reinvestment Act of 2009, as amended (Recovery Act), provided for an option to elect a cash grant (convertible investment tax credits (ITCs)) for certain renewable energy property (renewable property). Convertible ITCs are recorded as a reduction in property, plant and equipment on NEE's and FPL's consolidated balance sheets and are amortized as a reduction to depreciation and amortization expense over the estimated life of the related property. At December 31, 2017 and 2016, convertible ITCs, net of amortization, were approximately $1.9 billion ($140 million at FPL) and $2.1 billion ($147 million at FPL). At December 31, 2017 and 2016, approximately $138 million and $289 million, respectively, of such convertible ITCs are included primarily in other receivables on NEE's consolidated balance sheets.

Depreciation of FPL's electric property is primarily provided on a straight-line average remaining life basis. FPL includes in depreciation expense a provision for fossil and solar plant dismantlement, interim asset removal costs, accretion related to asset retirement obligations (see Decommissioning of Nuclear Plants, Dismantlement of Plants and Other Accrued Asset Removal Costs below), storm recovery amortization and amortization of pre-construction costs associated with planned nuclear units recovered through a cost recovery clause. For substantially all of FPL's property, depreciation studies are typically performed and filed with the FPSC every four years. In accordance with the 2012 rate agreement, FPL was not required to file depreciation studies during the effective period of the agreement; therefore, previously approved depreciation rates which became effective January 1, 2010 remained in effect through December 2016. As part of the 2016 rate agreement, the FPSC approved new depreciation rates which became effective January 1, 2017. As discussed in Revenues and Rates above, the use of reserve amortization is permitted under the 2016 rate agreement and was also permitted under the 2012 rate agreement. In accordance with the 2016 rate agreement and the 2012 rate agreement, FPL recorded reserve amortization (reversal) of approximately $1,250 million, $13 million and $(15) million in 2017, 2016 and 2015, respectively. Reserve amortization is recorded as a reduction to (or when reversed as an increase to) accrued asset removal costs which is reflected in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets. In December 2017, following the enactment of tax reform, FPL used available reserve amortization to offset nearly all of the write-off of Hurricane Irma storm restoration costs, and FPL plans to partially restore the reserve amortization through tax savings generated

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

during the term of the 2016 rate agreement. See Securitized Storm-Recovery Costs, Storm Fund and Storm Reserve below and Note 5. The weighted annual composite depreciation and amortization rate for FPL's electric utility plant in service, including capitalized software, but excluding the effects of decommissioning, dismantlement and the depreciation adjustments discussed above, was approximately 3.7%, 3.4% and 3.3% for 2017, 2016 and 2015, respectively. FPL files a twelve-month forecast with the FPSC each year which contains a regulatory ROE intended to be earned based on the best information FPL has at that time assuming normal weather. This forecast establishes a fixed targeted regulatory ROE. In order to earn the targeted regulatory ROE in each reporting period under the effective rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items is adjusted, in part, by reserve amortization or its reversal to earn the targeted regulatory ROE.

NEER's electric plant in service less salvage value, if any, are depreciated primarily using the straight-line method over their estimated useful lives. At December 31, 2017 and 2016, wind, solar and nuclear plants represented approximately 61% and 62%, 15% and 14% and 9% and 10%, respectively, of NEER's depreciable electric plant in service and other property. The estimated useful lives of NEER's plants range primarily from 25 to 35 years for wind plants, 25 to 30 years for solar plants and from 20 to 47 years for nuclear plants. NEER reviews the estimated useful lives of its fixed assets on an ongoing basis. In 2017, this review indicated that the actual lives of certain equipment at its wind plants are expected to be longer than those previously estimated for depreciation purposes. As a result, effective January 1, 2017, NEER changed the estimated useful lives of certain wind plant equipment from 30 years to 35 years to better reflect the period during which these assets are expected to remain in service. This change increased net income attributable to NEE by approximately $60 million and basic and diluted earnings per share attributable to NEE by approximately $0.12 for the year ended December 31, 2017. NEER's oil and gas production assets, representing approximately 9% and 8%, respectively, of NEER's depreciable electric plant in service and other property at December 31, 2017 and 2016, are accounted for under the successful efforts method. Depletion expenses for the acquisition of reserve rights and development costs are recognized using the unit of production method.

Nuclear Fuel - FPL and NEER have several contracts for the supply of uranium and the conversion, enrichment and fabrication of nuclear fuel. See Note 13 - Contracts. FPL's and NEER's nuclear fuel costs are charged to fuel expense on a unit of production method.

Construction Activity - Allowance for funds used during construction (AFUDC) is a noncash item which represents the allowed cost of capital, including an ROE, used to finance construction projects. The portion of AFUDC attributable to borrowed funds is recorded as a reduction of interest expense and the remainder is recorded as other income. For FPL, FPSC rules limit the recording of AFUDC to projects that have an estimated cost in excess of 0.5% of a utility's plant in service balance and require more than one year to complete. FPSC rules allow construction projects below the 0.5% threshold as a component of rate base. During 2017, 2016 and 2015, FPL capitalized AFUDC at a rate of 6.16%, 6.34% and 6.34%, respectively, which amounted to approximately $101 million, $97 million and $88 million, respectively. See Note 13 - Commitments.

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

NEER capitalizes project development costs once it is probable that such costs will be realized through the ultimate construction of a power plant or sale of development rights. At December 31, 2017 and 2016, NEER's capitalized development costs totaled approximately $433 million and $193 million, respectively, which are included in noncurrent other assets on NEE's consolidated balance sheets. These costs include land rights and other third-party costs directly associated with the development of a new project. Upon commencement of construction, these costs either are transferred to construction work in progress or remain in other assets, depending upon the nature of the cost. Capitalized development costs are charged to O&M expenses when it is no longer probable that these costs will be realized.

NEER's construction work in progress includes construction materials, progress payments on major equipment contracts, third-party engineering costs, capitalized interest and other costs directly associated with the construction and development of various projects. Interest capitalized on construction projects amounted to approximately $89 million, $107 million and $100 million during 2017, 2016 and 2015, respectively. Interest expense allocated from NextEra Energy Capital Holdings, Inc. (NEECH) to NEER is based on a deemed capital structure of 70% debt. Upon commencement of plant operation, costs associated with construction work in progress are transferred to electric plant in service and other property.

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

Nuclear decommissioning studies are performed at least every five years and are submitted to the FPSC for approval. FPL filed updated nuclear decommissioning studies with the FPSC in December 2015. These studies reflect FPL's current plans, under the operating licenses, for prompt dismantlement of Turkey Point Units Nos. 3 and 4 following the end of plant operation with decommissioning activities commencing in 2032 and 2033, respectively, and provide for St. Lucie Unit No. 1 to be mothballed beginning in 2036 with decommissioning activities to be integrated with the prompt dismantlement of St. Lucie Unit No. 2 in 2043. These studies also assume that FPL will be storing spent fuel on site pending removal to a United States (U.S.) government facility. The studies indicate FPL's portion of the ultimate costs of decommissioning its four nuclear units, including costs associated with spent fuel storage above what is expected to be refunded by the U.S. Department of Energy (DOE) under a spent fuel settlement agreement, to be approximately $7.5 billion, or $3.1 billion expressed in 2017 dollars.

Restricted funds for the payment of future expenditures to decommission FPL's nuclear units are included in nuclear decommissioning reserve funds, which are included in special use funds on NEE's and FPL's consolidated balance sheets. Marketable securities held in the decommissioning funds are primarily classified as available for sale and carried at fair value. See Note 4. Fund earnings, consisting of dividends, interest and realized gains and losses, net of taxes, are reinvested in the funds. Fund earnings, as well as any changes in unrealized gains and losses, are not recognized in income and are reflected as a corresponding offset in the related regulatory liability accounts. FPL does not currently make contributions to the decommissioning funds, other than the reinvestment of fund earnings. During 2017, 2016 and 2015 fund earnings on decommissioning funds were approximately $114 million, $102 million and $96 million, respectively. The tax effects of amounts not yet recognized for tax purposes are included in deferred income taxes.

Fossil and solar plant dismantlement studies are typically performed at least every four years and are submitted to the FPSC for approval. In accordance with the 2012 rate agreement, FPL was not required to file fossil and solar dismantlement studies during the effective period of the agreement; therefore, previously approved studies which became effective January 1, 2010 remained in effect through December 2016 and resulted in an annual expense of $18 million which is recorded in depreciation and amortization expense in NEE's and FPL's consolidated statements of income. As part of the 2016 rate agreement, the FPSC approved a new annual expense of $26 million based on FPL's 2016 fossil and solar dismantlement studies which became effective January 1, 2017. At December 31, 2017, FPL's portion of the ultimate cost to dismantle its fossil and solar units is approximately $1.2 billion, or $497 million expressed in 2017 dollars.
NEER records nuclear decommissioning liabilities for Seabrook Station (Seabrook), Duane Arnold Energy Center (Duane Arnold) and Point Beach Nuclear Power Plant (Point Beach) and dismantlement liabilities for its wind and solar facilities, when required in accordance with accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred. The liabilities are being accreted using the interest method through the date decommissioning or dismantlement activities are expected to be complete. See Note 12. At December 31, 2017 and 2016, NEER's ARO, which is primarily related to nuclear decommissioning and wind and solar dismantlement, was approximately $984 million and $817 million, respectively, and was primarily determined using various internal and external data and applying a probability percentage to a variety of scenarios regarding the life of the plant and timing of decommissioning or dismantlement. NEER's portion of the ultimate cost of decommissioning its nuclear plants, including costs associated with spent fuel storage above what is expected to be refunded by the DOE under a spent fuel settlement agreement, is estimated to be approximately $10.8 billion, or $2.0 billion expressed in 2017 dollars. The ultimate cost to dismantle NEER's wind and solar facilities is estimated to be approximately $1.9 billion.

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

Major Maintenance Costs - FPL expenses costs associated with planned fossil maintenance as incurred. FPL recognizes costs associated with planned major nuclear maintenance in accordance with regulatory treatment. As part of the 2016 rate agreement, the FPSC authorized FPL to change its regulatory accounting treatment of nuclear maintenance costs. Therefore, in 2017, FPL began deferring the actual nuclear maintenance costs for each nuclear unit’s planned outage to a regulatory asset as the costs were incurred and amortizing the costs to O&M expense over the period from the end of the current outage to the end of the next planned outage. The deferred asset for nuclear maintenance costs at December 31, 2017 totaled approximately $65 million and is included in noncurrent regulatory assets on NEE’s and FPL’s consolidated balance sheets. Prior to 2017, FPL's estimated nuclear maintenance costs for each nuclear unit's next planned outage were accrued over the period from the end of the last outage to the end of the next planned outage. Any difference between the estimated and actual costs was included in O&M expenses when known. The accrued liability for nuclear maintenance costs at December 31, 2016 totaled approximately $65 million and is included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets. For the years ended December 31, 2017, 2016 and 2015, FPL recognized approximately $42 million, $89 million and $90 million, respectively, in nuclear maintenance costs which are primarily included in O&M expenses in NEE's and FPL's consolidated statements of income.

NEER uses the deferral method to account for certain planned major maintenance costs. NEER's major maintenance costs for its nuclear generation units and combustion turbines are capitalized and amortized on a unit of production method over the period from the end of the last outage to the beginning of the next planned outage. NEER's capitalized major maintenance costs, net of accumulated amortization, totaled approximately $79 million and $69 million at December 31, 2017 and 2016, respectively, and are included in noncurrent other assets on NEE's consolidated balance sheets. For the years ended December 31, 2017, 2016 and 2015, NEER amortized approximately $68 million, $74 million and $79 million in major maintenance costs which are included in O&M expenses in NEE's consolidated statements of income.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less.

Restricted Cash - In the fourth quarter of 2017, NEE and FPL early adopted an accounting standards update which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. NEE and FPL adopted the standards update retrospectively, which adoption did not have a material impact on NEE’s or FPL’s consolidated statements of cash flows.

At December 31, 2017 and 2016, NEE had approximately $269 million ($141 million for FPL) and $237 million ($120 million for FPL), respectively, of restricted cash, of which approximately $247 million ($128 million for FPL) and $228 million ($120 million for FPL), respectively, is included in current other assets and the remaining balance is included in noncurrent other assets on NEE's and FPL's consolidated balance sheets. Restricted cash is primarily related to debt service payments, bond proceeds held for construction at FPL and margin cash collateral requirements. In addition, where offsetting positions exist, restricted cash related to margin cash collateral is netted against derivative instruments, which totaled $83 million at December 31, 2016. See Note 3.

Allowance for Doubtful Accounts - FPL maintains an accumulated provision for uncollectible customer accounts receivable that is estimated using a percentage, derived from historical revenue and write-off trends, of the previous four months of revenue. Additional amounts are included in the provision to address specific items that are not considered in the calculation described above. NEER regularly reviews collectibility of its receivables and establishes a provision for losses estimated as a percentage of accounts receivable based on the historical bad debt write-off trends for its retail electricity provider operations and, when necessary, using the specific identification method for all other receivables.

Inventory - FPL values materials, supplies and fossil fuel inventory using a weighted-average cost method. NEER's materials, supplies and fossil fuel inventories are carried at the lower of weighted-average cost and net realizable value, unless evidence indicates that the weighted-average cost (even if in excess of net realizable value) will be recovered with a normal profit upon sale in the ordinary course of business.

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

FPL was impacted by Hurricane Hermine and Hurricane Matthew in 2016 and Hurricane Irma in 2017. Hurricane Matthew and Hurricane Irma resulted in damage throughout much of FPL's service territory. Damage to FPL property from the hurricanes was primarily limited to the transmission and distribution systems. In March 2017, FPL began recovering from its retail customers, through an interim storm surcharge over a 12-month period, eligible storm restoration costs associated with Hurricane Matthew of approximately $201 million ($294 million of recoverable costs less $93 million available in FPL's storm reserve prior to the storm), plus approximately $117 million to replenish the storm reserve to the level authorized in FPL's 2012 rate agreement. The amount collected is subject to refund based on an FPSC prudence review, which hearings are scheduled for May 2018. As the portion of the Hurricane Matthew surcharge applicable to the replenishment of the storm reserve is billed to customers (which is recorded as operating revenues), the storm reserve will be recognized as a regulatory liability and charged to depreciation and amortization expense in NEE's and FPL's consolidated statements of income. At December 31, 2017, FPL had collected approximately $74 million of the storm reserve replenishment (included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets), which provides capacity to absorb future prudently incurred storm restoration costs without seeking cost recovery approval from the FPSC. Accrued storm restoration costs were approximately $428 million at December 31, 2017 and are included in current other liabilities on NEE's and FPL's consolidated balance sheets.

In December 2017, following the enactment of tax reform, FPL determined that it would not seek recovery of Hurricane Irma storm restoration costs of approximately $1.3 billion through a storm surcharge from customers and, as a result, the regulatory asset associated with Hurricane Irma was written off in December 2017 as storm restoration costs in NEE's and FPL's consolidated statements of income. As allowed under the 2016 rate agreement, FPL used available reserve amortization to offset nearly all of the expense, and plans to partially restore the reserve amortization through tax savings generated during the term of the 2016 rate agreement. In January 2018, the OPC filed a petition with the FPSC to investigate and adjust rates for all Florida investor-owned utilities, including FPL, related to the reduction in the federal corporate income tax rate as a result of tax reform. FPL believes that the benefits of tax reform will be realized by FPL's customers in accordance with the 2016 rate agreement as discussed above. See Note 5.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Other Intangible Assets - NEE's goodwill and other intangible assets are as follows:

	Weighted- Average Useful Lives	December 31,
		2017	2016
	(years)	(millions)
Goodwill (by reporting unit):
NEER segment:
Gas infrastructure, primarily Texas pipelines		$641	$641
Customer supply		72	72
Generation assets		40	38
Other		11	28
Total goodwill		$764	$779
Other intangible assets not subject to amortization, primarily land easements		$138	$143
Other intangible assets subject to amortization:
Customer relationships associated with gas infrastructure	41	$700	$700
Purchased power agreements	22	521	444
Other, primarily transmission and development rights and customer lists	23	79	81
Total		1,300	1,225
Accumulated amortization		(151)	(115)
Total other intangible assets subject to amortization - net		$1,149	$1,110

NEE's goodwill relates to various acquisitions which were accounted for using the purchase method of accounting. Other intangible assets subject to amortization are amortized, primarily on a straight-line basis, over their estimated useful lives. Amortization expense was approximately $35 million, $35 million and $17 million for the years ended December 31, 2017, 2016 and 2015, respectively, and is expected to be approximately $36 million, $35 million, $35 million, $35 million and $35 million for 2018, 2019, 2020, 2021 and 2022, respectively.

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

Effective January 1, 2018, NEE and FPL adopted an accounting standards update that clarified the definition of a business. The revised guidance affects the evaluation of whether a transaction should be accounted for as an acquisition or disposition of an asset or a business. NEE and FPL adopted this guidance on a prospective basis effective January 1, 2018.

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

Stock-Based Compensation - NEE accounts for stock-based payment transactions based on grant-date fair value. Compensation costs for awards with graded vesting are recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures of stock-based awards are recognized as they occur. See Note 10 - Stock-Based Compensation.

Retirement of Long-Term Debt - Gains and losses that result from differences in FPL's reacquisition cost and the net book value of long-term debt which is retired are deferred as a regulatory asset or liability and amortized to interest expense ratably over the remaining life of the original issue, which is consistent with its treatment in the ratemaking process. NEECH and NEER recognize such differences in interest expense at the time of retirement.

Income Taxes - Deferred income taxes are recognized on all significant temporary differences between the financial statement and tax bases of assets and liabilities, and are presented as noncurrent on NEE's and FPL's consolidated balance sheets. In connection with the tax sharing agreement between NEE and certain of its subsidiaries, the income tax provision at each applicable subsidiary reflects the use of the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits. Any remaining consolidated

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income tax benefits or expenses are recorded at the corporate level. Included in other regulatory assets and other regulatory liabilities on NEE's and FPL's consolidated balance sheets is the revenue equivalent of the difference in deferred income taxes computed under accounting rules, as compared to regulatory accounting rules. The net regulatory liability totaled $4,213 million ($4,180 million for FPL) at December 31, 2017 and the net regulatory asset totaled $289 million ($266 million for FPL) at December 31, 2016, and is being amortized in accordance with the regulatory treatment over the estimated lives of the assets or liabilities for which the deferred tax amount was initially recognized.

Production tax credits (PTCs) are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes and are recorded as a reduction of current income taxes payable, unless limited by tax law in which instance they are recorded as deferred tax assets. NEER recognizes ITCs as a reduction to income tax expense when the related energy property is placed into service. FPL recognizes ITCs as a reduction to income tax expense over the depreciable life of the related energy property. At December 31, 2017 and 2016, FPL’s accumulated deferred ITCs were approximately $119 million and $123 million, respectively, and are included in noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets. NEE and FPL record a deferred income tax benefit created by the convertible ITCs on the difference between the financial statement and tax bases of renewable property. For NEER, this deferred income tax benefit is recorded in income tax expense in the year that the renewable property is placed in service. For FPL, this deferred income tax benefit is offset by a regulatory liability, which is amortized as a reduction of depreciation expense over the approximate lives of the related renewable property in accordance with the regulatory treatment. At December 31, 2017 and 2016, the net deferred income tax benefits associated with FPL's convertible ITCs were approximately $44 million and $46 million, respectively, and are included in noncurrent regulatory assets and noncurrent regulatory liabilities on NEE's and FPL's consolidated balance sheets.

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets when it is more likely than not that such assets will not be realized. NEE recognizes interest income (expense) related to unrecognized tax benefits (liabilities) in interest income and interest expense, respectively, net of the amount deferred at FPL. At FPL, the offset to accrued interest receivable (payable) on income taxes is classified as a regulatory liability (regulatory asset) which will be amortized to income (expense) over a five-year period upon settlement in accordance with regulatory treatment. All tax positions taken by NEE in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not threshold. NEE and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states, the most significant of which is Florida, and certain foreign jurisdictions. Federal tax liabilities, with the exception of certain refund claims, are effectively settled for all years prior to 2013. State and foreign tax liabilities, which have varied statutes of limitations regarding additional assessments, are generally effectively settled for years prior to 2009. At December 31, 2017, NEE had unrecognized tax benefits of approximately $71 million that, if disallowed, could impact the annual effective income tax rate. The amounts of unrecognized tax benefits and related interest accruals may change within the next 12 months; however, NEE and FPL do not expect these changes to have a significant impact on NEE’s or FPL’s financial statements. See Note 5.

Sale of Differential Membership Interests - Certain subsidiaries of NEER sold their Class B membership interest in entities that have ownership interests in wind and solar facilities, with generating capacity totaling approximately 8,197 MW and 374 MW, respectively, at December 31, 2017, to third-party investors. In exchange for the cash received, the holders of the Class B membership interests will receive a portion of the economic attributes of the facilities, including income tax attributes, for variable periods. The proceeds received were deferred and recorded as a liability in deferral related to differential membership interests - VIEs on NEE's consolidated balance sheets. The deferred amount was being recognized in benefits associated with differential membership interests - net in NEE's consolidated statements of income as the Class B members receive their portion of the economic attributes. See Accounting for Partial Sales of Nonfinancial Assets below. NEE continues to operate and manage the wind and solar facilities, and consolidates the entities that own the wind and solar facilities.

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

Leases - In February 2016, the Financial Accounting Standards Board issued an accounting standards update which requires, among other things, that lessees recognize a lease liability, initially measured at the present value of the future lease payments, and a right-of-use asset for all leases (with the exception of short-term leases). This standards update also requires new qualitative and quantitative disclosures for both lessees and lessors. This standards update will be effective for NEE and FPL beginning January 1, 2019. Early adoption is permitted.

NEE and FPL are currently reviewing their portfolio of contracts and evaluating the proper application of the standards update to these contracts in order to determine the impact the adoption will have on their consolidated financial statements. NEE and FPL are implementing a number of system enhancements to facilitate the identification, tracking and reporting of leases based upon the requirements of this standards update. NEE and FPL anticipate adopting this standards update on January 1, 2019.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Partial Sales of Nonfinancial Assets - Effective January 1, 2018, NEE and FPL adopted an accounting standards update regarding the accounting for partial sales of nonfinancial assets. This standards update affects the accounting and related financial statement presentation for the sales of differential membership interests to third-party investors and the sales of NEER assets to indirect subsidiaries of NEP and was adopted using the modified retrospective approach, resulting in cumulative effects being recognized on January 1, 2018. For the sales of differential membership interests to third-party investors, NEE recorded an increase to retained earnings of approximately $50 million and a reduction to additional paid-in capital of $70 million on January 1, 2018. In addition to the cumulative effects, the liability reflected as deferral related to differential membership interests - VIEs on NEE's consolidated balance sheets at December 31, 2017 was reclassified to noncontrolling interests on January 1, 2018. In future periods, as tax equity investors receive their portion of the economic attributes, NEE will record a reduction to net income attributable to noncontrolling interests. Additionally, the profit sharing liability associated with the sales of NEER assets to NEP was eliminated and NEE recorded an increase to additional paid-in capital of approximately $830 million and a reduction to retained earnings of approximately $50 million on January 1, 2018. The adoption of this standards update did not have an impact on FPL.

Merger Terminations - From July 2016 through October 2016, NEE and certain of its affiliates entered into several agreements with Energy Future Holdings Corp. (EFH) and Energy Future Intermediate Holding Company LLC (EFIH), Texas Transmission Holdings Corporation (TTHC), Oncor Management Investment LLC and certain of their affiliates, which would have resulted in NEE owning 100% of Oncor Electric Delivery Company LLC (Oncor) if the transactions contemplated by those agreements would have been consummated. The agreements with EFH and EFIH and TTHC were subject to, among other things, approval by the Public Utility Commission of Texas (PUCT). In April 2017, the PUCT issued a final order denying NEE's purchase of Oncor. In July 2017, EFH and EFIH provided a written notice to NEE terminating the agreement and plan of merger, dated as of July 29, 2016, as amended (merger agreement), under which EFH Merger Co., LLC, a direct wholly owned subsidiary of NEE, would have acquired 100% of the equity of reorganized EFH and certain of its subsidiaries, including its indirect ownership of approximately 80% of the outstanding equity interests of Oncor. Subsequently, NEE, EFH and EFIH and a large creditor of EFIH commenced legal proceedings in the U.S. Bankruptcy Court for the District of Delaware (bankruptcy court) in which the chapter 11 bankruptcy proceedings of EFH and EFIH are taking place to determine whether NEE is entitled to receive the $275 million termination fee to which NEE believes it is entitled under the merger agreement and a September 2016 order of the bankruptcy court approving the termination fee payment provisions of the merger agreement (2016 termination fee approval order). In October 2017, the judge presiding over these proceedings issued an opinion and order in one of these legal proceedings that the bankruptcy court's issuance of the 2016 termination fee approval order was based upon a fundamental misapprehension of critical facts by the bankruptcy court and, accordingly, ordered that EFH and EFIH are not authorized to pay the fee. NEE has appealed this decision and believes it is erroneous. Until that appeal is ultimately resolved, the remaining legal proceedings in the bankruptcy court between NEE, EFH and EFIH and the large creditor of EFIH as to whether NEE would be entitled to the termination fee if the foregoing appeal is successful have been stayed.

In October 2017, the agreement and plan of merger, dated as of October 30, 2016, pursuant to which a direct wholly owned subsidiary of NEE would have merged with TTHC, was terminated with no material impact to NEE.

In 2014, NEE and Hawaiian Electric Industries, Inc. (HEI) entered into an Agreement and Plan of Merger (the HEI merger agreement) pursuant to which Hawaiian Electric Company, Inc. (HECO), HEI's wholly owned electric utility subsidiary, was to become a wholly owned subsidiary of NEE. In July 2016, the Hawaii Public Utilities Commission issued an order dismissing NEE's and HECO's merger application and, as a result, NEE terminated the HEI merger agreement. Pursuant to the terms of the HEI merger agreement, NEE paid HEI a termination fee of $90 million plus reimbursement to HEI for out-of-pocket expenses incurred in connection with the HEI merger agreement of $5 million, which is included in merger-related expenses in NEE's consolidated statements of income for the year ended December 31, 2016.

Assets and Liabilities Associated with Assets Held for Sale - In November 2017, a subsidiary of NEER entered into an agreement to sell its ownership interests in a portfolio of seven wind farms located in California, Pennsylvania and West Virginia with a total generating capacity of 244 MW at December 31, 2017. The carrying amounts of the major classes of assets and liabilities related to the facilities that were classified as held for sale on NEE's consolidated balance sheets at December 31, 2017 primarily represent property, plant and equipment and the related long-term debt.

In January 2017, an indirect wholly owned subsidiary of NEE completed the sale of its membership interests in its fiber-optic telecommunications business for net cash proceeds of approximately $1.1 billion, after repayment of $370 million of related long-term debt. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $1.1 billion (approximately $685 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2017 and is included in losses (gains) on disposal of a business/assets - net. The carrying amounts of the major classes of assets and liabilities related to the fiber-optic telecommunications business that were classified as held for sale on NEE's consolidated balance sheets at December 31, 2016 primarily represent property, plant and equipment and the related long-term debt.

In 2016, a subsidiary of NEER completed the sale of its ownership interest in merchant natural gas generation facilities located in Texas with a total generating capacity of 2,884 MW for net cash proceeds of approximately $456 million, after transaction costs and working capital adjustments. In connection with the sale and the related consolidating state income tax effects, a gain of approximately

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$254 million ($106 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2016 and is included in losses (gains) on disposal of a business/assets - net.

In 2016, a subsidiary of NEER completed the sale of its ownership interest in natural gas generation facilities located primarily in Pennsylvania with a total generating capacity of 840 MW for net cash proceeds of approximately $260 million, after transaction costs and working capital adjustments. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $191 million ($113 million after tax) was recorded in NEE's consolidated statements of income for the year ended December 31, 2016 and is included in losses (gains) on disposal of a business/assets - net.

2. Employee Retirement Benefits

Employee Pension Plan and Other Benefits Plans - NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries. NEE also has a supplemental executive retirement plan (SERP), which includes a non-qualified supplemental defined benefit pension component that provides benefits to a select group of management and highly compensated employees, and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements. The total accrued benefit cost of the SERP and postretirement plans is approximately $241 million ($208 million for FPL) and $325 million ($222 million for FPL) at December 31, 2017 and 2016, respectively.

Pension Plan Assets, Benefit Obligations and Funded Status - The changes in assets, benefit obligations and the funded status of the pension plan are as follows:

	2017	2016
	(millions)
Change in pension plan assets:
Fair value of plan assets at January 1	$3,651	$3,563
Actual return on plan assets	574	217
Benefit payments	(205)	(129)
Fair value of plan assets at December 31	$4,020	$3,651
Change in pension benefit obligation:
Obligation at January 1	$2,474	$2,408
Service cost	66	62
Interest cost	83	105
Special termination benefits(a)	38	—
Plan amendments	12	(19)
Actuarial losses - net	125	47
Benefit payments	(205)	(129)
Obligation at December 31(b)	$2,593	$2,474
Funded status:
Prepaid pension benefit costs at NEE at December 31	$1,427	$1,177
Prepaid pension benefit costs at FPL at December 31(c)	$1,351	$1,301
_________________________

(a)	Reflects an enhanced early retirement program offered in 2017.

(b)	NEE's accumulated pension benefit obligation, which includes no assumption about future salary levels, at December 31, 2017 and 2016 was approximately $2,548 million and $2,439 million, respectively.

(c)	Reflects FPL's allocated benefits under NEE's pension plan.

NEE's unrecognized amounts included in accumulated other comprehensive income (loss) yet to be recognized as components of prepaid pension benefit costs are as follows:

	2017	2016
	(millions)
Unrecognized prior service benefit (net of $2 and $2 tax expense, respectively)	$2	$3
Unrecognized losses (net of $32 and $55 tax benefit, respectively)	(49)	(87)
Total	$(47)	$(84)

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's unrecognized amounts included in regulatory assets yet to be recognized as components of net prepaid pension benefit costs are as follows:

	2017	2016
	(millions)
Unrecognized prior service benefit	$(4)	$(4)
Unrecognized losses	160	280
Total	$156	$276

The following table provides the assumptions used to determine the benefit obligation for the pension plan. These rates are used in determining net periodic income in the following year.

	2017	2016
Discount rate(a)	3.59%	4.09%
Salary increase	4.10%	4.10%
_________________________

(a)	The method of estimating the interest cost component of net periodic benefit costs uses a full yield curve approach by applying a specific spot rate along the yield curve.

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

The fair value measurements of NEE's pension plan assets by fair value hierarchy level are as follows:

	December 31, 2017(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$1,077	$16	$2	$1,095
Equity commingled vehicles(c)	—	853	—	853
U.S. Government and municipal bonds	118	13	—	131
Corporate debt securities(d)	3	238	10	251
Asset-backed securities	—	170	—	170
Debt security commingled vehicles(e)	—	155	—	155
Convertible securities(f)	19	307	—	326
Total investments in the fair value hierarchy	$1,217	$1,752	$12	2,981
Total investments measured at net asset value(g)				1,039
Total fair value of plan assets				$4,020
_____________________

(a)	See Note 4 for discussion of fair value measurement techniques and inputs.

(b)	Includes foreign investments of $480 million.

(c)	Includes foreign investments of $287 million.

(d)	Includes foreign investments of $73 million.

(e)	Includes foreign investments of $2 million.

(f)	Includes foreign investments of $35 million.

(g)	Includes foreign investments of $233 million.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016(a)
	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(millions)
Equity securities(b)	$879	$16	$3	$898
Equity commingled vehicles(c)	—	845	—	845
U.S. Government and municipal bonds	143	12	—	155
Corporate debt securities(d)	3	246	1	250
Asset-backed securities	—	124	—	124
Debt security commingled vehicles	—	22	—	22
Convertible securities(e)	21	277	—	298
Total investments in the fair value hierarchy	$1,046	$1,542	$4	2,592
Total investments measured at net asset value(f)				1,059
Total fair value of plan assets				$3,651
______________________

(a)	See Note 4 for discussion of fair value measurement techniques and inputs.

(b)	Includes foreign investments of $370 million.

(c)	Includes foreign investments of $261 million.

(d)	Includes foreign investments of $67 million.

(e)	Includes foreign investments of $31 million.

(f)	Includes foreign investments of $282 million.

Expected Cash Flows - The following table provides information about benefit payments expected to be paid by the pension plan for each of the following calendar years (in millions):

2018	$175
2019	$158
2020	$160
2021	$166
2022	$167
2023 - 2027	$868

Net Periodic (Income) Cost - The components of net periodic (income) cost for the plans are as follows:

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
		(millions)
Service cost	$66	$62	$70	$1	$2	$3
Interest cost	83	105	97	8	13	13
Expected return on plan assets	(270)	(260)	(253)	—	(1)	(1)
Amortization of prior service cost (benefit)	(1)	1	1	(10)	(2)	(3)
Amortization of losses	—	—	—	—	—	2
Special termination benefits	38	—	—	—	—	—
Postretirement benefits settlement	—	—	—	1	—	—
Net periodic (income) cost at NEE	$(84)	$(92)	$(85)	$—	$12	$14
Net periodic (income) cost allocated to FPL	$(51)	$(58)	$(55)	$—	$9	$11

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income - The components of net periodic income (cost) recognized in OCI for the pension plan are as follows:

	2017	2016	2015
	(millions)
Prior service benefit (net of $3 tax expense)	$—	$4	$—
Net gains (losses) (net of $23 tax expense and $16 and $27 tax benefit, respectively)	37	(26)	(44)
Total	$37	$(22)	$(44)

Regulatory Assets (Liabilities) - The components of net periodic (income) cost recognized during the year in regulatory assets (liabilities) for the pension plan are as follows:

	2017	2016
	(millions)
Prior service benefit	$—	$(12)
Unrecognized losses (gains)	(120)	48
Amortization of prior service cost (benefit)	1	(1)
Total	$(119)	$35

The assumptions used to determine net periodic income for the pension plan are as follows:

	2017	2016	2015
Discount rate	4.09%	4.35%	3.95%
Salary increase	4.10%	4.10%	4.10%
Expected long-term rate of return, net of investment management fees(a)	7.35%	7.35%	7.35%
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

Employee Contribution Plan - NEE offers an employee retirement savings plan which allows eligible participants to contribute a percentage of qualified compensation through payroll deductions. NEE makes matching contributions to participants' accounts. Defined contribution expense pursuant to this plan was approximately $53 million, $52 million and $63 million for NEE ($33 million, $32 million and $40 million for FPL) for the years ended December 31, 2017, 2016 and 2015, respectively.

Amendments to Presentation of Retirement Benefits - Effective January 1, 2018, NEE adopted an accounting standards update that requires certain changes in classification of components of net periodic pension and postretirement benefit costs within the income statement and allows only the service cost component to be eligible for capitalization. NEE adopted the standards update using the retrospective approach for presentation of the components of net periodic pension and postretirement benefit costs and the prospective approach for capitalization of service cost. Upon adoption, NEE, among other things, reclassified the non-service cost components noted in the net periodic (income) cost table above from O&M expense to non-operating income. The adoption of this standards update did not have an impact on net income attributable to NEE and did not have any impact on FPL as NEE is the plan sponsor.

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

In January 2016, NEE discontinued hedge accounting for its cash flow and fair value hedges related to interest rate and foreign currency derivative instruments and, therefore, all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense in NEE's consolidated statements of income. In addition, for the years ended December 31, 2017 and 2016, NEE reclassified approximately $2 million ($1 million after tax) and $18 million ($11 million after tax), respectively, from AOCI to interest expense primarily because it became probable that related future transactions being hedged would not occur. At December 31, 2017, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $25 million of net losses included in AOCI at December 31, 2017 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at December 31, 2017 and December 31, 2016, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 4 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the consolidated balance sheets.

	December 31, 2017
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$3,962	$2,792	$1,737	$567
Interest rate contracts	50	275	55	280
Foreign currency contracts	—	40	12	52
Total fair values	$4,012	$3,107	$1,804	$899

FPL:
Commodity contracts	$3	$3	$2	$2

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$489
Noncurrent derivative assets			1,315
Current derivative liabilities				$364
Noncurrent derivative liabilities(b)				535
Total derivatives			$1,804	$899

Net fair value by FPL balance sheet line item:
Current derivative assets			$2
Current other liabilities				$2
Total derivatives			$2	$2
______________________

(a)	Reflects the netting of approximately $39 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $39 million in margin cash collateral paid to counterparties.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$4,590	$2,968	$1,938	$483
Interest rate contracts	288	284	296	292
Foreign currency contracts	1	106	1	106
Total fair values	$4,879	$3,358	$2,235	$881

FPL:
Commodity contracts	$212	$4	$209	$1

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$885
Noncurrent derivative assets(b)			1,350
Current derivative liabilities				$404
Noncurrent derivative liabilities				477
Total derivatives			$2,235	$881

Net fair value by FPL balance sheet line item:
Current derivative assets			$209
Current other liabilities				$1
Total derivatives			$209	$1
______________________

(a)	Reflects the netting of approximately $96 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $71 million in margin cash collateral received from counterparties.

At December 31, 2017 and 2016, NEE had approximately $10 million and $5 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's consolidated balance sheets. Additionally, at December 31, 2017 and 2016, NEE had approximately $40 million and $129 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Losses related to NEE's cash flow hedges, which were previously designated as hedging instruments, are recorded in NEE's consolidated financial statements (none at FPL) as follows:

	Year Ended December 31, 2015
	Interest Rate Contracts		Foreign Currency Contracts		Total

Losses recognized in OCI	$(113)		$(12)		$(125)
Losses reclassified from AOCI to net income	$(73)	(a)	$(15)	(b)	$(88)
______________________

(a)	Included in interest expense.

(b)	For 2015, losses of approximately $11 million are included in interest expense and the balances are included in other - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains (losses) related to NEE's derivatives not designated as hedging instruments are recorded in NEE's consolidated statements of income as follows:

	Years Ended December 31,
	2017	2016	2015
	(millions)
Commodity contracts:(a)
Operating revenues	$454	$459	$932
Fuel, purchased power and interchange	—	(1)	8
Foreign currency contracts - interest expense	55	14	—
Foreign currency contracts - other - net	(4)	(1)	—
Interest rate contracts - interest expense	(223)	181	8
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(48)	(90)	—
Foreign currency contracts	(81)	(11)	—
Total	$153	$551	$948
______________________

(a)
For the years ended December 31, 2017, 2016 and 2015, FPL recorded gains (losses) of approximately $(169) million, $203 million and $(326) million, respectively, related to commodity contracts as regulatory liabilities (assets) on its consolidated balance sheets.

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

	December 31, 2017				December 31, 2016
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(109)	MWh(a)	—		(84)	MWh(a)	—
Natural gas	(74)	MMBtu(b)	142	MMBtu(b)	1,002	MMBtu(b)	618	MMBtu(b)
Oil	(15)	barrels	—		(7)	barrels	—
______________________

(a)	Megawatt-hours

(b)	One million British thermal units

At December 31, 2017 and 2016, NEE had interest rate contracts with notional amounts totaling approximately $12.1 billion and $15.1 billion, respectively, and foreign currency contracts with notional amounts totaling approximately $718 million and $705 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At December 31, 2017 and 2016, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.1 billion ($3 million for FPL) and $1.3 billion ($5 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $145 million (none at FPL) and $110 million (none at FPL) at December 31, 2017 and 2016, respectively. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $1.2 billion ($45 million at FPL) and $990 million ($10 million at FPL) at December 31, 2017 and 2016, respectively. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subsidiaries could be required to post additional collateral of up to approximately $210 million ($95 million at FPL) and $225 million ($115 million at FPL) at December 31, 2017 and 2016, respectively.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At December 31, 2017 and 2016, applicable NEE subsidiaries have posted approximately $2 million (none at FPL) and $1 million (none at FPL), respectively, in cash and $20 million (none at FPL) and $30 million (none at FPL), respectively, in the form of letters of credit each of which could be applied toward the collateral requirements described above. FPL and NEECH have credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

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

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	December 31, 2017
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash:(b)
NEE - equity securities	$1,294	$—		$—		$1,294
FPL - equity securities	$144	$—		$—		$144
Special use funds:(c)
NEE:
Equity securities	$1,595	$1,719	(d)	$—		$3,314
U.S. Government and municipal bonds	$478	$139		$—		$617
Corporate debt securities	$1	$764		$—		$765
Mortgage-backed securities	$—	$435		$—		$435
Other debt securities	$—	$129		$—		$129
FPL:
Equity securities	$473	$1,562	(d)	$—		$2,035
U.S. Government and municipal bonds	$362	$112		$—		$474
Corporate debt securities	$—	$539		$—		$539
Mortgage-backed securities	$—	$333		$—		$333
Other debt securities	$—	$116		$—		$116
Other investments:
NEE:
Equity securities	$2	$10		$—		$12
Debt securities	$34	$103		$—		$137
Derivatives:
NEE:
Commodity contracts	$1,303	$1,301		$1,358	$(2,225)	$1,737	(e)
Interest rate contracts	$—	$50		$—	$5	$55	(e)
Foreign currency contracts	$—	$—		$—	$12	$12	(e)
FPL - commodity contracts	$—	$1		$2	$(1)	$2	(e)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,217	$915		$660	$(2,225)	$567	(e)
Interest rate contracts	$—	$143		$132	$5	$280	(e)
Foreign currency contracts	$—	$40		$—	$12	$52	(e)
FPL - commodity contracts	$—	$1		$2	$(1)	$2	(e)
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

(b)	Includes restricted cash of approximately $159 million ($128 million for FPL) in current other assets on the consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	See Note 3 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash:(b)
NEE - equity securities	$982	$—		$—		$982
FPL - equity securities	$120	$—		$—		$120
Special use funds:(c)
NEE:
Equity securities	$1,410	$1,503	(d)	$—		$2,913
U.S. Government and municipal bonds	$296	$170		$—		$466
Corporate debt securities	$1	$763		$—		$764
Mortgage-backed securities	$—	$498		$—		$498
Other debt securities	$—	$81		$—		$81
FPL:
Equity securities	$373	$1,372	(d)	$—		$1,745
U.S. Government and municipal bonds	$221	$141		$—		$362
Corporate debt securities	$—	$547		$—		$547
Mortgage-backed securities	$—	$384		$—		$384
Other debt securities	$—	$70		$—		$70
Other investments:
NEE:
Equity securities	$26	$9		$—		$35
Debt securities	$8	$153		$—		$161
Derivatives:
NEE:
Commodity contracts	$1,563	$1,827		$1,200	$(2,652)	$1,938	(e)
Interest rate contracts	$—	$285		$3	$8	$296	(e)
Foreign currency contracts	$—	$1		$—	$—	$1	(d)
FPL - commodity contracts	$—	$208		$4	$(3)	$209	(e)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,476	$980		$512	$(2,485)	$483	(e)
Interest rate contracts	$—	$171		$113	$8	$292	(e)
Foreign currency contracts	$—	$106		$—	$—	$106	(e)
FPL - commodity contracts	$—	$1		$3	$(3)	$1	(e)
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

(b)	Includes restricted cash of approximately $164 million ($120 million for FPL) in current other assets on the consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	See Note 3 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at December 31, 2017 are as follows:

Transaction Type	Fair Value at December 31, 2017		Valuation Technique(s)	Significant Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$845	$328	Discounted cash flow	Forward price (per MWh)	$—	—	$130
Forward contracts - gas	26	13	Discounted cash flow	Forward price (per MMBtu)	$2	—	$7
Forward contracts - other commodity related	—	5	Discounted cash flow	Forward price (various)	$(40)	—	$57
Options - power	47	17	Option models	Implied correlations	1%	—	100%
				Implied volatilities	8%	—	493%
Options - primarily gas	165	199	Option models	Implied correlations	1%	—	100%
				Implied volatilities	1%	—	290%
Full requirements and unit contingent contracts	275	98	Discounted cash flow	Forward price (per MWh)	$(29)	—	$293
				Customer migration rate(a)	—%	—	20%
Total	$1,358	$660
______________________

(a)	Applies only to full requirements contracts.

The sensitivity of NEE's fair value measurements to increases (decreases) in the significant unobservable inputs is as follows:

Significant Unobservable Input	Position	Impact on Fair Value Measurement
Forward price	Purchase power/gas	Increase (decrease)
	Sell power/gas	Decrease (increase)
Implied correlations	Purchase option	Decrease (increase)
	Sell option	Increase (decrease)
Implied volatilities	Purchase option	Increase (decrease)
	Sell option	Decrease (increase)
Customer migration rate	Sell power(a)	Decrease (increase)
————————————

(a)	Assumes the contract is in a gain position.

In addition, the fair value measurement of interest rate contract net liabilities related to the solar projects in Spain of approximately $132 million at December 31, 2017 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the contracts.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Years Ended December 31,
	2017		2016		2015
	NEE	FPL	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior year	$578	$1	$538	$—	$622	$5
Realized and unrealized gains (losses):
Included in earnings(a)	376	—	333	—	451	—
Included in other comprehensive income (loss)(b)	(18)	—	8	—	11	—
Included in regulatory assets and liabilities	—	—	1	1	3	3
Purchases	126	—	261	—	180	—
Settlements	(317)	(1)	(390)	—	(473)	(8)
Issuances	(197)	—	(195)	—	(202)	—
Transfers in(c)	17	—	19	—	(13)	—
Transfers out(c)	1	—	3	—	(41)	—
Fair value of net derivatives based on significant unobservable inputs at December 31	$566	$—	$578	$1	$538	$—
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(d)	$277	$—	$219	$—	$277	$—
______________________

(a)
For the years ended December 31, 2017 and 2016, $379 million and $397 million of realized and unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is reflected in interest expense. For the year ended December 31, 2015, $462 million of realized and unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is primarily reflected in interest expense.

(b)	Reflected in net unrealized gains (losses) on foreign currency translation on the consolidated statements of comprehensive income.

(c)
Transfers into Level 3 were a result of decreased observability of market data. Transfers from Level 3 to Level 2 were a result of increased observability of market data and, in 2016, a favorable change to a credit valuation adjustment. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(d)
For the years ended December 31, 2017, 2016 and 2015, $281 million, $283 million, and $289 million of unrealized gains are reflected in the consolidated statements of income in operating revenues and the balance is reflected in interest expense.

Contingent Consideration - NEE recorded a liability related to a contingent holdback as part of the 2015 acquisition of a portfolio of seven long-term contracted natural gas pipeline assets located in Texas (Texas pipelines). See Note 7 - Texas Pipeline Business.

Nonrecurring Fair Value Measurements - NEE tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A wholly owned subsidiary of NEER has a power purchase agreement (PPA) with Duane Arnold's primary customer for the energy and capacity related to NEER's 70% ownership share of Duane Arnold that expires on December 31, 2025. NEER had previously expected Duane Arnold would operate at least until the end of its NRC operating license in February 2034. In early December 2017, NEER concluded that it is unlikely that Duane Arnold's primary customer will extend the current PPA after it expires in 2025. Without the long-term cash flow certainty of a PPA for Duane Arnold's energy and capacity, NEER would likely close Duane Arnold on or about December 31, 2025, the end of its current PPA term. As a result of the change in Duane Arnold's useful life, NEER updated depreciation and ARO estimates to reflect the December 31, 2025 closure. A recoverability analysis performed by NEER determined that the undiscounted cash flows of Duane Arnold were less than its carrying amount and, accordingly, NEER performed a fair value analysis to determine the amount of the impairment. Based on the fair value analysis, long-lived assets (primarily property, plant and equipment) with a carrying amount of approximately $502 million were written down to their fair value of $82 million, resulting in an impairment of $420 million ($258 million after tax), which is included in impairment charges in NEE's consolidated statements of income for the year ended December 31, 2017. The estimate of fair value was based on a combination of the income and market value approaches. The income approach utilized a discounted cash flow valuation technique considering contracted revenue rates (Level 2), annual generation forecasts, annual projected capital and maintenance expenditures and a discount rate (all of which are Level 3). The market value approach utilized a transaction involving a comparable nuclear power plant sale in March 2017 and adjusted for certain entity specific assumptions (Level 3).

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

	December 31, 2017			December 31, 2016
	Carrying Amount	Estimated Fair Value		Carrying Amount		Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$743	$744		$712		$712
Other investments - primarily notes receivable(b)	$500	$680		$526		$668
Long-term debt, including current maturities	$33,134	$35,447	(c)	$30,418	(d)	$31,623	(c)(d)
FPL:
Special use funds(a)	$593	$593		$557		$557
Long-term debt, including current maturities	$11,702	$13,285	(c)	$10,072		$11,211	(c)
______________________

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

(b)
Primarily a note receivable which bears interest at a fixed rate and matures in 2029. At December 31, 2017, the note receivable is classified as held for sale and is under contract, along with debt secured by this note receivable (see Note 8 - NEER). Fair values are estimated using an income approach utilizing a discounted cash flow valuation technique based on certain observable yield curves and indices considering the credit profile of the borrower (Level 3).

(c)
At December 31, 2017 and 2016, for NEE, approximately $33,743 million and $29,804 million, respectively, is estimated using a market approach based on quoted market prices for the same or similar issues (Level 2); the balance is estimated using an income approach utilizing a discounted cash flow valuation technique, considering the current credit profile of the debtor (Level 3). For FPL, primarily estimated using quoted market prices for the same or similar issues (Level 2).

(d)
Excludes debt totaling approximately $373 million reflected in liabilities associated with assets held for sale on NEE's consolidated balance sheets for which the carrying amount approximates fair value. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale.

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $6,003 million and $5,434 million at December 31, 2017 and 2016, respectively, ($4,090 million and $3,665 million, respectively, for FPL). The investments held in the special use funds consist of equity and debt securities which are primarily classified as available for sale and carried at estimated fair value. The amortized cost of debt and equity securities is approximately $1,921 million and $1,521 million, respectively, at December 31, 2017 and $1,820 million and $1,543 million, respectively, at December 31, 2016 ($1,443 million and $783 million, respectively, at December 31, 2017 and $1,373 million and $764 million, respectively, at December 31, 2016 for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory asset or liability accounts. For NEE's non-rate regulated operations, changes in fair value result in a corresponding adjustment to OCI, except for unrealized losses associated with marketable securities considered to be other than temporary, including any credit losses, which are recognized as other than temporary impairment losses on securities held in nuclear decommissioning funds in NEE's consolidated statements of income. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at December 31, 2017 of approximately eight years at both NEE and FPL. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2017	2016	2015	2017	2016	2015
	(millions)
Realized gains	$178	$116	$194	$75	$53	$70
Realized losses	$83	$76	$87	$50	$44	$43
Proceeds from sale or maturity of securities	$2,817	$3,400	$4,643	$1,902	$2,442	$3,724

The unrealized gains on available for sale securities are as follows:

	NEE		FPL
	December 31,		December 31,
	2017	2016	2017	2016
		(millions)
Equity securities	$1,813	$1,396	$1,273	$1,007
Debt securities	$37	$22	$28	$17

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	December 31,		December 31,
	2017	2016	2017	2016
		(millions)
Unrealized losses(a)	$12	$34	$9	$28
Fair value	$918	$959	$670	$722
______________________

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at December 31, 2017 and 2016 were not material to NEE or FPL.

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

Financial Instruments Accounting Standards Update - Effective January 1, 2018, NEE and FPL adopted an accounting standards update which modifies guidance for financial instruments and makes certain changes to presentation and disclosure requirements. The standards update requires that equity investments (except investments accounted for under the equity method and investments that are consolidated) be measured at fair value with changes in fair value recognized in net income. This standards update primarily impacts the equity securities in NEER's special use funds and is expected to result in increased earnings volatility in future periods based on market conditions. NEE and FPL adopted this standards update using the modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings on January 1, 2018. Upon adoption, NEE reclassified net unrealized after-tax gains of approximately $315 million from accumulated other comprehensive income (loss) to retained earnings. The implementation of this standards update had no impact on FPL as changes in the fair value of equity securities in FPL's special use funds are deferred as regulatory assets or liabilities pursuant to accounting guidance for regulated operations.

5. Income Taxes

On December 22, 2017, tax reform legislation was signed into law which, among other things, reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, NEE, including FPL, performed an analysis to preliminarily revalue its deferred income taxes and included an estimate of changes in the balances in NEE's and FPL's December 31, 2017 financial statements. At December 31, 2017, the revaluation reduced NEE’s net deferred income tax liabilities by approximately $6.5 billion, of which $4.5 billion related to net deferred income tax liabilities at FPL and the remaining $2 billion related to net deferred income tax liabilities at NEER. The $2 billion reduction in NEER’s deferred income tax liabilities increased NEER’s 2017 net income. The $4.5 billion reduction in FPL’s deferred income tax liabilities was recorded as a regulatory liability. While NEE and FPL believe that the provisional tax reform adjustments are reasonable estimates of the effects on its existing deferred taxes, additional analysis and detailed reviews are still being performed to finalize the accounting for the remeasurement of deferred tax assets and liabilities as a result of the enactment of tax reform.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income taxes are as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2017	2016	2015	2017	2016	2015
	(millions)
Federal:
Current	$100	$72	$10	$168	$72	$423
Deferred	(1,040)	1,075	1,194	776	830	399
Total federal	(940)	1,147	1,204	944	902	822
State:
Current	88	76	31	29	57	58
Deferred	199	160	(7)	133	92	77
Total state	287	236	24	162	149	135
Total income tax expense (benefit)	$(653)	$1,383	$1,228	$1,106	$1,051	$957

A reconciliation between the effective income tax rates and the applicable statutory rate is as follows:

	NEE			FPL
	Years Ended December 31,			Years Ended December 31,
	2017	2016	2015	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State income taxes - net of federal income tax benefit	2.9	3.5	0.4	3.5	3.5	3.4
Tax reform rate change	(41.2)	—	—	(0.5)	—	—
PTCs and ITCs - NEER	(8.4)	(3.9)	(4.1)	—	—	—
Convertible ITCs - NEER	0.6	(1.7)	(0.8)	—	—	—
Adjustments associated with Canadian assets	—	(0.7)	—	—	—	—
Other - net	(2.9)	(0.7)	0.3	(1.0)	(0.7)	(1.7)
Effective income tax rate	(14.0)%	31.5%	30.8%	37.0%	37.8%	36.7%

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax effects of temporary differences giving rise to consolidated deferred income tax liabilities and assets are as follows:

	NEE		FPL
	December 31,		December 31,
	2017	2016	2017	2016
	(millions)
Deferred tax liabilities:
Property-related	$9,030	$13,094	$6,045	$8,882
Pension	364	454	342	502
Nuclear decommissioning trusts	226	253	—	—
Net unrealized gains on derivatives	263	581	—	—
Investments in partnerships and joint ventures	442	603	—	—
Other	871	1,272	584	796
Total deferred tax liabilities	11,196	16,257	6,971	10,180
Deferred tax assets and valuation allowance:
Decommissioning reserves	306	454	271	401
Postretirement benefits	74	145	57	93
Net operating loss carryforwards	482	427	3	3
Tax credit carryforwards	3,126	3,059	—	—
ARO and accrued asset removal costs	210	777	146	699
Regulatory liabilities(a)	1,267	84	1,273	84
Other	646	940	216	359
Valuation allowance(b)	(252)	(269)	—	—
Net deferred tax assets	5,859	5,617	1,966	1,639
Net deferred income taxes	$5,337	$10,640	$5,005	$8,541
______________________

(a)	2017 reflects the tax gross up of regulatory liabilities associated with tax reform.

(b)	Reflects a valuation allowance related to the solar projects in Spain, deferred state tax credits and state operating loss carryforwards.

Deferred tax assets and liabilities are included on the consolidated balance sheets as follows:

	NEE		FPL
	December 31,		December 31,
	2017	2016	2017	2016
		(millions)
Noncurrent other assets	$417	$461	$—	$—
Deferred income taxes - noncurrent liabilities	(5,754)	(11,101)	(5,005)	(8,541)
Net deferred income taxes	$(5,337)	$(10,640)	$(5,005)	$(8,541)

The components of NEE's deferred tax assets relating to net operating loss carryforwards and tax credit carryforwards at December 31, 2017 are as follows:

	Amount		Expiration Dates
	(millions)
Net operating loss carryforwards:
Federal	$158		2026-2037
State	232		2018-2037
Foreign	92	(a)	2018-2036
Net operating loss carryforwards	$482
Tax credit carryforwards:
Federal	$2,779		2026-2037
State	347	(b)	2018-2044
Tax credit carryforwards	$3,126
______________________

(a)	Includes $64 million of net operating loss carryforwards with an indefinite expiration period.

(b)	Includes $188 million of ITC carryforwards with an indefinite expiration period.

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

NEE's and FPL's proportionate ownership interest in jointly-owned facilities is as follows:

	December 31, 2017
	Ownership Interest	Gross Investment(a)	Accumulated Depreciation(a)	Construction Work in Progress
		(millions)
FPL:
St. Lucie Unit No. 2	85%	$2,205	$863	$36
St. Johns River Power Park units (SJRPP) and coal terminal(b)	20%	$394	$215	$—
Scherer Unit No. 4	76%	$1,146	$419	$24
NEER:
Duane Arnold(c)	70%	$61	$—	$4
Seabrook	88.23%	$1,181	$302	$78
Wyman Station Unit No. 4	87.49%	$26	$4	$—
Corporate and Other:
Transmission substation assets located in Seabrook, New Hampshire	88.23%	$78	$14	$3
______________________

(a)	Excludes nuclear fuel.

(b)	SJRPP was shut down in January 2018. See Note 13 - Contracts.

(c)	Reflects impairment charge of $420 million pretax. See Note 4 - Nonrecurring Fair Value Measurements.

7. Business Acquisition

Texas Pipeline Business - On October 1, 2015, a subsidiary of NEP acquired 100% of the membership interests in NET Holdings Management, LLC (Texas pipeline business), a developer, owner and operator of the Texas pipelines. One of the acquired pipelines is subject to a 10% noncontrolling interest. The aggregate purchase price of approximately $2 billion included approximately $934 million in cash consideration and the assumption of approximately $706 million in existing debt of the Texas pipeline business and its subsidiaries at closing and excluded post-closing working capital adjustments of approximately $2 million. The purchase price was subject to (i) a $200 million holdback payable, in whole or in part, upon satisfaction of financial performance and capital expenditure thresholds relating to planned expansion projects (contingent holdback) and (ii) a $200 million holdback retained to satisfy any indemnification obligations of the sellers through April 2017. NEP incurred approximately $13 million in acquisition-related costs during the year ended December 31, 2015, which are reflected in O&M expenses in NEE's consolidated statements of income.

Under the acquisition method, the purchase price was allocated to the assets acquired and liabilities assumed on October 1, 2015 based on their estimated fair value. All fair value measurements of assets acquired and liabilities assumed, including the noncontrolling interest, were based on significant estimates and assumptions, including Level 3 inputs, which require judgment. Estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting risk inherent in future cash flows and future market prices. The excess of the purchase price over the estimated fair value of assets acquired and liabilities assumed was recognized as goodwill at the acquisition date. The goodwill arising from the acquisition consists largely of growth opportunities from the Texas pipeline business. Approximately $380 million of the goodwill is expected to be deductible for income tax purposes over a 15 year period. The contingent holdback discussed above was payable if the Texas pipelines entered into one or more written contracts by December 31, 2016 related to financial performance and capital expenditure thresholds discussed above. A liability of approximately $186 million was recognized as of the acquisition date for each of the contingent holdback and the indemnity holdback, reflecting the fair value of the expected future payments. NEE determined this fair value measurement based on management's probability assessment. The significant inputs and assumptions used in the fair value measurement included the estimated probability of executing contracts related to financial performance and capital expenditure thresholds as well as the appropriate discount rate. In 2016, NEE recorded fair value adjustments to eliminate the entire contingent holdback as the contracts contemplated in the acquisition were not executed by December 31, 2016. The fair value adjustments are reflected as revaluation of contingent consideration in NEE's consolidated statements of income. Subsequent to the acquisition, the present value of the indemnity holdback increased to approximately $199 million at December 31, 2016 and was included in

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

current other liabilities on NEE's consolidated balance sheets. During 2017, the indemnity holdback was released under the terms of the Texas pipelines acquisition agreement and approximately $200 million was paid to the sellers.

8. Variable Interest Entities (VIEs)

At December 31, 2017, NEE had thirty-seven VIEs which it consolidated and had interests in certain other VIEs which it did not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $148 million and $216 million at December 31, 2017 and 2016, respectively, and consisted primarily of storm-recovery property, which are included in both current and noncurrent regulatory assets on NEE's and FPL's consolidated balance sheets. The liabilities of the VIE were approximately $147 million and $214 million at December 31, 2017 and 2016, respectively, and consisted primarily of storm-recovery bonds, which are included in current maturities of long-term debt and long-term debt on NEE's and FPL's consolidated balance sheets.

NEER - NEE consolidates thirty-six NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, and has the obligation to absorb expected losses of these VIEs.

A subsidiary of NEER is the primary beneficiary of, and therefore consolidates, NEP, which consolidates NEP OpCo because of NEP’s controlling interest in the general partner of NEP OpCo. NEP is a limited partnership formed to acquire, manage and own contracted clean energy projects with stable, long-term cash flows through a limited partner interest in NEP OpCo. At December 31, 2017, NEE owned a controlling non-economic general partner interest in NEP and a limited partner interest in NEP OpCo, and presented limited partner interests in NEP as a noncontrolling interest in NEE's consolidated financial statements. At December 31, 2017, NEE owned common units of NEP OpCo representing noncontrolling interest in NEP’s operating projects of approximately 65.1%. The assets and liabilities of NEP were approximately $8.4 billion and $6.2 billion, respectively, at December 31, 2017, and $7.2 billion and $5.0 billion, respectively, at December 31, 2016, and primarily consisted of property, plant and equipment and long-term debt. During the third quarter of 2017, changes to NEP's governance structure were made that, among other things, enhanced NEP unitholder governance rights. As a result of these governance changes, NEP was deconsolidated from NEE in January 2018.

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generation facilities with the capability of producing 110 MW. These entities sell their electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of the VIE were approximately $89 million and $29 million, respectively, at December 31, 2017 and $95 million and $42 million, respectively, at December 31, 2016, and consisted primarily of property, plant and equipment and long-term debt.

Two indirect subsidiaries of NEER each contributed, to a NEP subsidiary, an approximately 50% ownership interest in three entities which own and operate solar photovoltaic (PV) facilities with the capability of producing a total of approximately 277 MW. Each of the two indirect subsidiaries of NEER is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NEER. These three entities sell their electric output to third parties under power sales contracts with expiration dates in 2035 and 2036. The three entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs were approximately $548 million and $594 million, respectively, at December 31, 2017 and $571 million and $487 million, respectively, at December 31, 2016, and consisted primarily of property, plant and equipment and long-term debt.

NEER consolidates a special purpose entity that has insufficient equity at risk and is considered a VIE. The entity provided a loan in the form of a note receivable (see Note 4 - Fair Value of Financial Instruments Recorded at Other than Fair Value) to an unrelated third party, and also issued senior secured bonds which are collateralized by the note receivable. The assets and liabilities of the

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VIE were approximately $490 million and $502 million, respectively, at December 31, 2017, and $502 million and $511 million, respectively at December 31, 2016, and consisted primarily of notes receivables (included in other investments and classified as held for sale at December 31, 2017) and long-term debt.

The other thirty-one NEER VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 8,197 MW and 374 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2018 through 2051 or in the spot market. Certain investors that have no equity at risk in the VIEs hold differential membership interests, which give them the right to receive a portion of the economic attributes of the generation facilities, including certain tax attributes. Certain entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $13.1 billion and $6.9 billion, respectively, at December 31, 2017. Twenty-seven of the thirty-one were VIEs at December 31, 2016 and were consolidated; the assets and liabilities of those VIEs totaled approximately $10.9 billion and $6.9 billion, respectively, at December 31, 2016. At December 31, 2017 and 2016, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment, deferral related to differential membership interests and long-term debt.

Other - At December 31, 2017 and 2016, several NEE subsidiaries have investments totaling approximately $2,634 million ($2,195 million at FPL) and $2,505 million ($2,049 million at FPL), respectively, which are included in special use funds and other investments on NEE's consolidated balance sheets and in special use funds on FPL's consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method. These entities are limited partnerships or similar entity structures in which the limited partners or nonmanaging members do not have substantive rights, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. NEE’s investment in these entities totaled approximately $248 million and $234 million at December 31, 2017 and 2016, respectively, which are included in other investments on NEE’s consolidated balance sheets. Subsidiaries of NEE had committed to invest an additional approximately $75 million in three of the entities at December 31, 2017 and $30 million in two of the entities at December 31, 2016.

9. Investments in Partnerships and Joint Ventures

Certain subsidiaries of NEE, primarily NEER, have noncontrolling non-majority owned interests in various partnerships and joint ventures, essentially all of which own or are in the process of developing natural gas pipelines or own electric generation facilities. At December 31, 2017 and 2016, NEE's investments in partnerships and joint ventures totaled approximately $2,321 million and $1,767 million, respectively, which are included in other investments on NEE's consolidated balance sheets. NEER's interest in these partnerships and joint ventures primarily range from approximately 31% to 50%. At December 31, 2017 and 2016, the principal entities included in NEER's investments in partnerships and joint ventures were Sabal Trail Transmission, LLC (Sabal Trail), Desert Sunlight Investment Holdings, LLC, Northeast Energy, LP and Cedar Point II Wind, LP, and in 2017 also included Mountain Valley Pipeline, LLC.

Summarized combined information for these principal entities is as follows:

	2017	2016
	(millions)
Net income	$358	$264
Total assets	$6,001	$4,502
Total liabilities	$1,217	$1,364
Partners'/members' equity	$4,784	$3,138

NEER's share of underlying equity in the principal entities	$2,024	$1,423
Difference between investment carrying amount and underlying equity in net assets(a)	105	65
NEER's investment carrying amount for the principal entities	$2,129	$1,488
______________________

(a)	Substantially all of the difference between the investment carrying amount and the underlying equity in net assets is being amortized over a 25-year period.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Years Ended December 31,
	2017	2016	2015
	(millions, except per share amounts)
Numerator - net income attributable to NEE	$5,378	$2,912	$2,752
Denominator:
Weighted-average number of common shares outstanding - basic	468.8	463.1	450.5
Equity units, stock options, performance share awards, forward sale agreements and restricted stock(a)	3.7	2.7	3.5
Weighted-average number of common shares outstanding - assuming dilution	472.5	465.8	454.0
Earnings per share attributable to NEE:
Basic	$11.47	$6.29	$6.11
Assuming dilution	$11.38	$6.25	$6.06
______________________

(a)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to equity units, stock options, performance share awards and forward sale agreements, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were approximately 3.1 million, 7.9 million and 3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. NEP's senior unsecured convertible notes (see Note 11) and NEP Series A Preferred Units (see below) are potentially dilutive securities; however, their effect on the calculation of NEE's diluted EPS for the year ended December 31, 2017 was not material.

Forward Sale Agreements - In November 2016, NEE entered into forward sale agreements with several forward counterparties for 12 million shares of its common stock to be settled on a date or dates to be specified at NEE’s direction, no later than November 1, 2017. During 2017, NEE issued 1,711,345 shares of its common stock to net share settle the forward sale agreements. The forward sale price used to determine the net share settlement amount was calculated based on the initial forward sale price of $124.00 per share, less certain adjustments as specified in the forward sale agreements.

Common Stock Dividend Restrictions - NEE's charter does not limit the dividends that may be paid on its common stock. FPL's mortgage securing FPL's first mortgage bonds contains provisions which, under certain conditions, restrict the payment of dividends and other distributions to NEE. These restrictions do not currently limit FPL's ability to pay dividends to NEE.

Stock-Based Compensation - Net income for the years ended December 31, 2017, 2016 and 2015 includes approximately $76 million, $77 million and $60 million, respectively, of compensation costs and $29 million, $30 million and $23 million, respectively, of income tax benefits related to stock-based compensation arrangements. Compensation cost capitalized for the years ended December 31, 2017, 2016 and 2015 was not material. At December 31, 2017, there were approximately $85 million of unrecognized compensation costs related to nonvested/nonexercisable stock-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 1.8 years.

At December 31, 2017, approximately 16 million shares of common stock were authorized for awards to officers, employees and non-employee directors of NEE and its subsidiaries under NEE's: (a) Amended and Restated 2011 Long Term Incentive Plan, (b) 2017 Non-Employee Directors Stock Plan and (c) earlier equity compensation plans under which shares are reserved for issuance under existing grants, but no additional shares are available for grant under the earlier plans. NEE satisfies restricted stock and performance share awards by issuing new shares of its common stock or by purchasing shares of its common stock in the open market. NEE satisfies stock option exercises by issuing new shares of its common stock. NEE generally grants most of its stock-based compensation awards in the first quarter of each year.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity in restricted stock and performance share awards for the year ended December 31, 2017 was as follows:

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted Stock:
Nonvested balance, January 1, 2017	556,648	$103.26
Granted	237,662	$130.16
Vested	(261,940)	$101.31
Forfeited	(21,057)	$112.91
Nonvested balance, December 31, 2017	511,313	$116.36
Performance Share Awards:
Nonvested balance, January 1, 2017	834,433	$95.76
Granted	483,958	$107.39
Vested	(463,511)	$87.24
Forfeited	(46,472)	$100.38
Nonvested balance, December 31, 2017	808,408	$110.98

The weighted-average grant date fair value per share of restricted stock granted for the years ended December 31, 2016 and 2015 was $112.86 and $103.58 respectively. The weighted-average grant date fair value per share of performance share awards granted for the years ended December 31, 2016 and 2015 was $89.23 and $77.12, respectively.

The total fair value of restricted stock and performance share awards vested was $96 million, $99 million and $108 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Options - Options typically vest within three years after the date of grant and have a maximum term of ten years. The exercise price of each option granted equals the closing market price of NEE common stock on the date of grant. The fair value of the options is estimated on the date of the grant using the Black-Scholes option-pricing model and based on the following assumptions:

	2017	2016	2015
Expected volatility(a)	14.91%	16.37%	18.91%
Expected dividends	3.16%	3.16%	3.11%
Expected term (years)(b)	7.0	7.0	7.0
Risk-free rate	2.23%	1.50%	1.84%
______________________

(a)	Based on historical experience.

(b)	Based on historical exercise and post-vesting cancellation experience adjusted for outstanding awards.

Option activity for the year ended December 31, 2017 was as follows:

	Shares Underlying Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Balance, January 1, 2017	2,505,208	$71.08
Granted	407,216	$126.86
Exercised	(429,402)	$52.47
Balance, December 31, 2017	2,483,022	$83.45	5.6	$181

Exercisable, December 31, 2017	1,825,151	$70.17	4.5	$157

The weighted-average grant date fair value of options granted was $13.25, $11.74 and $13.62 per share for the years ended December 31, 2017, 2016 and 2015, respectively. The total intrinsic value of stock options exercised was approximately $41 million, $42 million and $11 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash received from option exercises was approximately $23 million, $36 million and $9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The tax benefits realized from options exercised were approximately $16 million, $16 million and $4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Preferred Stock - NEE's charter authorizes the issuance of 100 million shares of serial preferred stock, $0.01 par value, none of which are outstanding. FPL's charter authorizes the issuance of 10,414,100 shares of preferred stock, $100 par value, 5 million shares of subordinated preferred stock, no par value, and 5 million shares of preferred stock, no par value, none of which are outstanding.

NEP Series A Preferred Units - In November 2017, NEP issued approximately $550 million of Series A convertible preferred units representing limited partner interests in NEP (NEP preferred units), which are reflected in noncontrolling interests on NEE's consolidated balance sheets. Holders of the NEP preferred units are entitled to receive certain cumulative quarterly distributions from NEP, which will be paid, at NEP’s election and subject to certain limitations, in cash, additional NEP preferred units or a combination thereof. Each holder of NEP preferred units (together with its affiliates) may elect to convert all or any portion of its NEP preferred units into common units of NEP initially on a one-for-one basis, subject to certain adjustments (the conversion rate), at any time after June 20, 2019, subject to certain conditions. NEP may elect to convert all or a portion of the NEP preferred units into NEP common units based on the conversion rate at any time after November 15, 2018 if certain conditions are met and subject to certain maximum conversion amounts prior to November 2020.

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investee	Total
	(millions)
Balances, December 31, 2014	$(156)		$218		$(20)	$(58)	$(24)	$(40)
Other comprehensive loss before reclassifications	(88)		(7)		(42)	(27)	—	(164)
Amounts reclassified from AOCI	63	(a)	(37)	(b)	—	—	—	26
Net other comprehensive loss	(25)		(44)		(42)	(27)	—	(138)
Less other comprehensive loss attributable to noncontrolling interests	(11)		—		—	—	—	(11)
Balances, December 31, 2015	(170)		174		(62)	(85)	(24)	(167)
Other comprehensive income (loss) before reclassifications	—		69		(21)	(5)	2	45
Amounts reclassified from AOCI	70	(a)	(18)	(b)	—	—	—	52
Net other comprehensive income (loss)	70		51		(21)	(5)	2	97
Less other comprehensive income attributable to noncontrolling interests	—		—		—	—	—	—
Balances, December 31, 2016	(100)		225		(83)	(90)	(22)	(70)
Other comprehensive income before reclassifications	—		127		44	24	2	197
Amounts reclassified from AOCI	32	(a)	(36)	(b)	—	—	—	(4)
Net other comprehensive income	32		91		44	24	2	193
Less other comprehensive income attributable to noncontrolling interests	9		—		—	3	—	12
Balances, December 31, 2017	$(77)		$316		$(39)	$(69)	$(20)	$111
————————————

(a)	Reclassified to interest expense and also to other - net in 2015 in NEE's consolidated statements of income. See Note 3 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's consolidated statements of income.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Debt

Long-term debt consists of the following:

		December 31,
		2017		2016
	Maturity Date	Balance	Weighted- Average Interest Rate	Balance		Weighted- Average Interest Rate
		(millions)		(millions)
FPL:
First mortgage bonds - fixed	2017 - 2047	$9,145	4.70%	$8,690		4.78%
Storm-recovery bonds - fixed(a)	2021	144	5.26%	210		5.26%
Pollution control, solid waste disposal and industrial development revenue bonds - primarily variable(b)	2020 - 2047	966	2.12%	778		0.77%
Other long-term debt - variable(c)	2018 - 2021	1,501	2.01%	450		1.66%
Other long-term debt - fixed	2017 - 2040	51	5.10%	52		5.09%
Unamortized debt issuance costs and discount		(105)		(108)
Total long-term debt of FPL		11,702		10,072
Less current maturities of long-term debt		466		367
Long-term debt of FPL, excluding current maturities		11,236		9,705
NEECH:
Debentures - fixed(d)	2017 - 2027	4,100	3.00%	4,100		2.87%
Debentures, related to NEE's equity units - fixed	2020 - 2021	2,200	1.88%	2,200		1.88%
Junior subordinated debentures - primarily fixed(d)	2044 - 2077	3,456	4.79%	3,460		5.40%
Japanese yen denominated senior notes - fixed(d)	2030	89	5.13%	85		5.13%
Japanese yen denominated term loans - variable(c)(d)	2017 - 2020	532	2.76%	470		1.83%
Other long-term debt - fixed	2017 - 2044	920	2.46%	924		2.45%
Other long-term debt - variable(c)	2019	52	2.58%	60	(e)	1.77%
Fair value hedge adjustment		1		8
Unamortized debt issuance costs and discount		(94)		(101)
Total long-term debt of NEECH		11,256		11,206
Less current maturities of long-term debt		645		1,724
Long-term debt of NEECH, excluding current maturities		10,611		9,482
NEER:
Senior secured limited-recourse bonds and notes - fixed (f)	2019 - 2038	2,114	5.74%	2,091		6.00%
Senior secured limited-recourse term loans - primarily variable(c)(d)	2019 - 2037	5,165	3.32%	4,959		2.78%
Senior unsecured notes - fixed(d)	2024 - 2027	1,100	4.38%	—
Senior unsecured NEP convertible notes - fixed(g)	2020	300	1.50%	—
Other long-term debt - primarily variable(c)(d)	2017 - 2040	1,683	3.29%	2,262		2.97%
Unamortized debt issuance costs and premium - net		(181)		(168)
Total long-term debt of NEER		10,181		9,144
Less current maturities of long-term debt		565		513
Long-term debt of NEER, excluding current maturities		9,616		8,631
Total long-term debt		$31,463		$27,818
______________________

(a)
Principal on the storm-recovery bonds is due on the final maturity date (the date by which the principal must be repaid to prevent a default) for each tranche, however, it is being paid semiannually and sequentially.

(b)
Includes approximately $838 million of variable rate tax exempt bonds that permit individual bond holders to tender the bonds for purchase at any time prior to maturity. In the event these variable rate tax exempt bonds are tendered for purchase, they would be remarketed by a designated remarketing agent in accordance with the related indenture. If the remarketing is unsuccessful, FPL would be required to purchase the variable rate tax exempt bonds. At December 31, 2017, all variable rate tax exempt bonds tendered for purchase have been successfully remarketed. FPL's bank revolving line of credit facilities are available to support the purchase of the variable rate tax exempt bonds. Variable interest rate is established at various intervals by the remarketing agent.

(c)	Variable rate is based on an underlying index plus a margin.

(d)
Interest rate contracts, primarily swaps, have been entered into with respect to certain of these debt issuances. Additionally, foreign currency contracts have been entered into with respect to the Japanese yen denominated debt. See Note 3.

(e)
Excludes debt totaling $373 million reflected in liabilities associated with assets held for sale on NEE's consolidated balance sheets. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale.

(f)
Includes approximately $483 million in 2017 and $490 million in 2016 of debt held by a wholly owned subsidiary of NEER and collateralized by a third-party note receivable held by that subsidiary. See Note 8 - NEER.

(g)
A holder may convert all or a portion of its notes into NEP common units and cash in lieu of any fractional common unit at the conversion rate. At December 31, 2017, the conversion rate, subject to certain adjustments, is 18.9170 NEP common units per $1,000 principal amount of the convertible notes.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum annual maturities of long-term debt for NEE are approximately $1,676 million, $2,206 million, $3,131 million, $2,697 million and $1,137 million for 2018, 2019, 2020, 2021 and 2022, respectively. The respective amounts for FPL are approximately $466 million, $471 million, $782 million, $70 million and $122 million.

At December 31, 2017 and 2016, short-term borrowings had a weighted-average interest rate of 1.68% (1.68% for FPL) and 1.07% (1.07% for FPL), respectively. Subsidiaries of NEE, including FPL, had credit facilities with available capacity at December 31, 2017 of approximately $9.9 billion ($3.1 billion for FPL), of which approximately $9.8 billion ($3.1 billion for FPL) relate to revolving line of credit facilities and $0.08 billion (none for FPL) relate to letter of credit facilities. Certain of the revolving line of credit facilities provide for the issuance of letters of credit of up to approximately $3.0 billion ($0.7 billion for FPL). The issuance of letters of credit under certain revolving line of credit facilities is subject to the aggregate commitment of the relevant banks to issue letters of credit under the applicable facility.

NEE has guaranteed certain payment obligations of NEECH, including most of those under NEECH's debt, including all of its debentures and commercial paper issuances, as well as most of its payment guarantees and indemnifications. NEECH has guaranteed certain debt and other obligations of NEER and its subsidiaries.

In September 2015, NEE sold $700 million of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series H Debenture due September 1, 2020 issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2018 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $95.35 to $114.42. If purchased on the final settlement date, as of December 31, 2017, the number of shares issued would (subject to antidilution adjustments) range from 0.5293 shares if the applicable market value of a share of common stock is less than or equal to $95.35 to 0.4412 shares if the applicable market value of a share is equal to or greater than $114.42, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 29, 2018. Total annual distributions on the equity units are at the rate of 6.371%, consisting of interest on the debentures (2.36% per year) and payments under the stock purchase contracts (4.011% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2018. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

In August 2016, NEE sold $1.5 billion of equity units (initially consisting of Corporate Units). Each equity unit has a stated amount of $50 and consists of a contract to purchase NEE common stock (stock purchase contract) and, initially, a 5% undivided beneficial ownership interest in a Series I Debenture due September 1, 2021 issued in the principal amount of $1,000 by NEECH. Each stock purchase contract requires the holder to purchase by no later than September 1, 2019 (the final settlement date) for a price of $50 in cash, a number of shares of NEE common stock (subject to antidilution adjustments) based on a price per share range of $127.63 to $159.54. If purchased on the final settlement date, as of December 31, 2017, the number of shares issued would (subject to antidilution adjustments) range from 0.3931 shares if the applicable market value of a share of common stock is less than or equal to $127.63 to 0.3144 shares if the applicable market value of a share is equal to or greater than $159.54, with applicable market value to be determined using the average closing prices of NEE common stock over a 20-day trading period ending August 28, 2019. Total annual distributions on the equity units are at the rate of 6.123%, consisting of interest on the debentures (1.65% per year) and payments under the stock purchase contracts (4.473% per year). The interest rate on the debentures is expected to be reset on or after March 1, 2019. A holder of an equity unit may satisfy its purchase obligation with proceeds raised from remarketing the NEECH debentures that are part of its equity unit. The undivided beneficial ownership interest in the NEECH debenture that is a component of each Corporate Unit is pledged to NEE to secure the holder's obligation to purchase NEE common stock under the related stock purchase contract. If a successful remarketing does not occur on or before the third business day prior to the final settlement date, and a holder has not notified NEE of its intention to settle the stock purchase contract with cash, the debentures that are components of the Corporate Units will be used to satisfy in full the holders' obligations to purchase NEE common stock under the related stock purchase contracts on the final settlement date. The debentures are fully and unconditionally guaranteed by NEE.

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

A rollforward of NEE's and FPL's AROs is as follows:

	FPL	NEER		NEE
		(millions)
Balances, December 31, 2015	$1,822	$647		$2,469
Liabilities incurred	1	56		57
Accretion expense	91	47		138
Liabilities settled	—	(2)		(2)
Revision in estimated cash flows - net	5	69	(a)	74
Balances, December 31, 2016	1,919	817		2,736
Liabilities incurred	17	59		76
Accretion expense	96	52		148
Liabilities settled	—	(14)	(b)	(14)
Revision in estimated cash flows - net	15	70	(c)	85
Balances, December 31, 2017	$2,047	$984		$3,031
______________________

(a)	Primarily reflects the effect of revised cost estimates to dismantle certain of NEER’s wind and solar facilities.

(b)
Includes approximately $13 million reclassified to liabilities associated with assets held for sale in NEE's consolidated balance sheets. See Note 1 - Assets and Liabilities Associated with Assets Held for Sale.

(c)	Primarily reflects the effect of the revised cost estimate due to the change in useful life of Duane Arnold. See Note 4 - Nonrecurring Fair Value Measurements.

Restricted funds for the payment of future expenditures to decommission NEE's and FPL's nuclear units included in special use funds on NEE's and FPL's consolidated balance sheets are as follows (see Note 4 - Special Use Funds):

	FPL	NEER	NEE
		(millions)
Balances, December 31, 2017	$4,090	$1,913	$6,003
Balances, December 31, 2016	$3,665	$1,769	$5,434

NEE and FPL have identified but not recognized ARO liabilities related to electric transmission and distribution assets resulting from easements over property not owned by NEE or FPL. These easements are generally perpetual and only require retirement action upon abandonment or cessation of use of the property or facility for its specified purpose. The ARO liability is not estimable for such easements as NEE and FPL intend to use these properties indefinitely. In the event NEE and FPL decide to abandon or cease the use of a particular easement, an ARO liability would be recorded at that time.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2017, estimated capital expenditures for 2018 through 2022 for which applicable internal approvals (and also, if required, regulatory approvals such as FPSC approvals for FPL) have been received were as follows:

	2018	2019	2020	2021	2022	Total
	(millions)
FPL:
Generation:(a)
New(b)	$665	$555	$1,250	$1,105	$1,110	$4,685
Existing	1,365	695	485	530	490	3,565
Transmission and distribution	2,395	2,155	2,280	2,545	2,570	11,945
Nuclear fuel	170	150	135	145	165	765
General and other	460	325	290	300	280	1,655
Total	$5,055	$3,880	$4,440	$4,625	$4,615	$22,615
NEER:
Wind(c)	$2,105	$1,810	$110	$40	$40	$4,105
Solar(d)	85	—	—	—	—	85
Nuclear, including nuclear fuel	265	225	205	195	240	1,130
Natural gas pipelines(e)	955	50	25	10	25	1,065
Other	655	50	45	35	35	820
Total	$4,065	$2,135	$385	$280	$340	$7,205
Corporate and Other	$45	$25	$20	$15	$5	$110
______________________

(a)	Includes AFUDC of approximately $118 million, $58 million, $49 million, $33 million and $16 million for 2018 through 2022, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)	Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 3,600 MW.

(d)	Includes capital expenditures for new solar projects and related transmission totaling approximately 140 MW.

(e)
Includes equity contributions associated with an equity investment in a joint venture that is constructing a natural gas pipeline. The natural gas pipeline is pending FERC approval to proceed with construction.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts. At December 31, 2017, FPL was obligated under a take-or-pay purchased power contract to pay for 375 MW annually through 2021. FPL made an approximately $90 million payment to JEA, the 80% owner of SJRPP in connection with the shutdown of SJRPP in January 2018, which had the effect of terminating this take-or-pay purchased power contract, retiring SJRPP and eliminating FPL's 20% ownership interest. In connection with the FPSC's approval of the retirement, FPL recorded a regulatory asset of approximately $90 million, which is included in current and noncurrent regulatory assets on NEE's and FPL's consolidated balance sheets at December 31, 2017 and will be amortized over the remaining life of the take-or-pay purchased power contract (October 2021) and recovered through the capacity clause. At December 31, 2017, the net book value of approximately $191 million was included in plant in service and other property on FPL's balance sheets (electric plant in service and other property for NEE) with respect to SJRPP. In January 2018, NEE and FPL reclassified the net book value to a regulatory asset. Approximately $150 million of the regulatory asset will be amortized over 15 years in base rates beginning July 1, 2018 and the remainder will be amortized over 10 years through the environmental cost recovery clause beginning when FPL's base rates are next adjusted in a general base rate case. In addition, in connection with the shutdown of the plant, FPL had regulatory liabilities of approximately $62 million which will be refunded to customers through the capacity clause over the remaining life of the take-or-pay purchased power contract. FPL also has various firm pay-for-performance contracts to purchase approximately 114 MW from certain cogenerators and small power producers with expiration dates ranging from 2026 through 2034. The purchased power contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts. Capacity payments for the pay-for-performance contracts are subject to the facilities meeting certain contract conditions. FPL has contracts with expiration dates through 2042 for the purchase and transportation of natural gas and coal, and storage of natural gas.

At December 31, 2017, NEER has entered into contracts with expiration dates ranging from late February 2018 through 2033 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel and has made commitments for the construction of natural gas pipelines. Approximately $2.2 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas with expiration dates ranging from March 2018 through 2020.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The required capacity and/or minimum payments under contracts, including those discussed above at December 31, 2017, were estimated as follows:

	2018	2019	2020	2021	2022	Thereafter
	(millions)
FPL:
Capacity charges(a)	$20	$20	$20	$20	$20	$225
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$1,310	$865	$910	$905	$895	$11,240
Coal, including transportation	$35	$5	$—	$—	$—	$—
NEER	$1,700	$205	$120	$80	$100	$290
Corporate and Other(d)(e)	$80	$15	$15	$10	$—	$—
______________________

(a)
Capacity charges, substantially all of which are recoverable through the capacity clause, totaled approximately $72 million, $175 million and $434 million for the years ended December 31, 2017, 2016 and 2015, respectively. Energy charges, which are recoverable through the fuel clause, totaled approximately $90 million, $126 million and $262 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $295 million, $290 million, $360 million, $390 million, $390 million and $7,175 million in 2018 through 2022 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection, LLC.

(d)	Includes an approximately $75 million commitment to invest in clean power and technology businesses through 2021.

(e)	Excludes approximately $60 million in 2018 of joint obligations of NEECH and NEER which are included in the NEER amounts above.

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

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils, except for Duane Arnold which has a sublimit of $1.0 billion. NEE participates in co-insurance of 10% of the first $400 million of losses per site per occurrence. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $178 million ($108 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $5 million and $4 million, plus any applicable taxes, respectively.

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

14. Segment Information

NEE's reportable segments are FPL, a rate-regulated electric utility, and NEER, a competitive energy business. Corporate and Other represents other business activities and includes eliminating entries. NEE's operating revenues derived from the sale of electricity represented approximately 93%, 90% and 92% of NEE's operating revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Approximately 2% of operating revenues were from foreign sources for each of the years ended December 31, 2017, 2016 and 2015. At each of December 31, 2017 and 2016, approximately 3% of long-lived assets were located in foreign countries.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEE's segment information is as follows:

	2017				2016				2015
	FPL	NEER(a)	Corp. and Other	NEE Consoli- dated	FPL	NEER(a)	Corp. and Other	NEE Consoli- dated	FPL	NEER(a)	Corp. and Other	NEE Consoli- dated
					(millions)
Operating revenues	$11,972	$5,186	$37	$17,195	$10,895	$4,893	$367	$16,155	$11,651	$5,444	$391	$17,486
Operating expenses - net	$8,581	$4,318	$(1,030)	$11,869	$7,737	$3,419	$391	$11,547	$8,674	$3,865	$315	$12,854
Interest expense	$482	$801	$275	$1,558	$456	$732	$(95)	$1,093	$445	$625	$141	$1,211
Interest income	$2	$72	$7	$81	$2	$34	$46	$82	$7	$28	$51	$86
Depreciation and amortization	$933	$1,398	$26	$2,357	$1,651	$1,366	$60	$3,077	$1,576	$1,183	$72	$2,831
Equity in earnings of equity method investees	$—	$136	$5	$141	$—	$119	$29	$148	$—	$103	$4	$107
Income tax expense (benefit)(b)	$1,106	$(2,025)	$266	$(653)	$1,051	$242	$90	$1,383	$957	$289	$(18)	$1,228
Net income	$1,880	$2,905	$535	$5,320	$1,727	$1,218	$60	$3,005	$1,648	$1,102	$12	$2,762
Net income attributable to NEE	$1,880	$2,963	$535	$5,378	$1,727	$1,125	$60	$2,912	$1,648	$1,092	$12	$2,752
Capital expenditures, independent power and other investments and nuclear fuel purchases	$5,291	$5,375	$74	$10,740	$3,934	$5,521	$181	$9,636	$3,633	$4,661	$83	$8,377
Property, plant and equipment	$51,982	$40,767	$1,034	$93,783	$48,313	$37,644	$1,056	$87,013	$45,383	$33,340	$1,607	$80,330
Accumulated depreciation and amortization	$12,802	$8,452	$113	$21,367	$12,304	$7,655	$142	$20,101	$11,862	$6,640	$442	$18,944
Total assets	$50,244	$45,549	$2,034	$97,827	$45,501	$41,743	$2,749	$89,993	$42,523	$37,647	$2,309	$82,479
Investment in equity method investees	$—	$2,153	$168	$2,321	$—	$1,661	$106	$1,767	$—	$983	$80	$1,063
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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL. NEECH’s debentures and junior subordinated debentures including those that were registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Year Ended December 31, 2017				Year Ended December 31, 2016				Year Ended December 31, 2015
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
Operating revenues	$—	$5,322	$11,873	$17,195	$—	$5,283	$10,872	$16,155	$—	$5,849	$11,637	$17,486
Operating expenses - net	(25)	(3,293)	(8,551)	(11,869)	(20)	(3,663)	(7,864)	(11,547)	(17)	(4,142)	(8,695)	(12,854)
Interest expense	(3)	(1,073)	(482)	(1,558)	(1)	(636)	(456)	(1,093)	(4)	(764)	(443)	(1,211)
Equity in earnings of subsidiaries	5,391	—	(5,391)	—	2,956	—	(2,956)	—	2,754	—	(2,754)	—
Other income - net	2	845	52	899	5	793	75	873	1	498	70	569
Income (loss) before income taxes	5,365	1,801	(2,499)	4,667	2,940	1,777	(329)	4,388	2,734	1,441	(185)	3,990
Income tax expense (benefit)	(14)	(1,712)	1,073	(653)	28	354	1,001	1,383	(18)	299	947	1,228
Net income (loss)	5,379	3,513	(3,572)	5,320	2,912	1,423	(1,330)	3,005	2,752	1,142	(1,132)	2,762
Less net income (loss) attributable to noncontrolling interests	—	(58)	—	(58)	—	93	—	93	—	10	—	10
Net income (loss) attributable to NEE	$5,379	$3,571	$(3,572)	$5,378	$2,912	$1,330	$(1,330)	$2,912	$2,752	$1,132	$(1,132)	$2,752
______________________

(a)	Represents primarily FPL and consolidating adjustments.

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2017				Year Ended December 31, 2016				Year Ended December 31, 2015
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
Comprehensive income (loss) attributable to NEE	$5,559	$3,708	$(3,708)	$5,559	$3,009	$1,448	$(1,448)	$3,009	$2,625	$1,049	$(1,049)	$2,625
______________________

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets

	December 31, 2017				December 31, 2016
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
	(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$20	$41,782	$51,981	$93,783	$28	$38,671	$48,314	$87,013
Accumulated depreciation and amortization	(15)	(8,551)	(12,801)	(21,367)	(18)	(7,778)	(12,305)	(20,101)
Total property, plant and equipment - net	5	33,231	39,180	72,416	10	30,893	36,009	66,912
CURRENT ASSETS
Cash and cash equivalents	1	1,679	34	1,714	1	1,258	33	1,292
Receivables	442	1,633	662	2,737	88	1,615	736	2,439
Other	5	1,283	1,418	2,706	2	1,877	1,799	3,678
Total current assets	448	4,595	2,114	7,157	91	4,750	2,568	7,409
OTHER ASSETS
Investment in subsidiaries	27,825	—	(27,825)	—	24,323	—	(24,323)	—
Other	591	9,941	7,722	18,254	867	8,992	5,813	15,672
Total other assets	28,416	9,941	(20,103)	18,254	25,190	8,992	(18,510)	15,672
TOTAL ASSETS	$28,869	$47,767	$21,191	$97,827	$25,291	$44,635	$20,067	$89,993
CAPITALIZATION
Common shareholders' equity	$28,208	$10,745	$(10,745)	$28,208	$24,341	$7,699	$(7,699)	$24,341
Noncontrolling interests	—	1,290	—	1,290	—	990	—	990
Long-term debt	—	20,227	11,236	31,463	—	18,112	9,706	27,818
Total capitalization	28,208	32,262	491	60,961	24,341	26,801	2,007	53,149
CURRENT LIABILITIES
Debt due within one year	—	1,215	2,403	3,618	—	2,237	785	3,022
Accounts payable	3	2,427	805	3,235	1	2,668	778	3,447
Other	325	2,073	1,981	4,379	231	2,624	1,595	4,450
Total current liabilities	328	5,715	5,189	11,232	232	7,529	3,158	10,919
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	984	2,047	3,031	—	816	1,920	2,736
Deferred income taxes	(82)	1,247	4,589	5,754	82	3,002	8,017	11,101
Other	415	7,559	8,875	16,849	636	6,487	4,965	12,088
Total other liabilities and deferred credits	333	9,790	15,511	25,634	718	10,305	14,902	25,925
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$28,869	$47,767	$21,191	$97,827	$25,291	$44,635	$20,067	$89,993
______________________

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2017				Year Ended December 31, 2016(a)				Year Ended December 31, 2015(a)
	NEE (Guar- antor)	NEECH	Other(b)	NEE Consoli-dated	NEE (Guar- antor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guar- antor)	NEECH	Other(b)	NEE Consoli- dated
	(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,968	$2,711	$1,734	$6,413	$1,897	$2,129	$2,267	$6,293	$1,659	$2,462	$1,968	$6,089
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(5,449)	(5,291)	(10,740)	(1)	(5,701)	(3,934)	(9,636)	—	(4,744)	(3,633)	(8,377)
Capital contributions from NEE	(92)	—	92	—	(745)	—	745	—	(1,480)	—	1,480	—
Cash grants under the Recovery Act	—	78	—	78	—	335	—	335	—	8	—	8
Proceeds from sale of the fiber-optic telecommunications business	—	1,454	—	1,454	—	—	—	—	—	—	—	—
Sale of independent power and other investments of NEER	—	178	—	178	—	658	—	658	—	52	—	52
Proceeds from sale or maturity of securities in special use funds and other investments	9	1,221	1,977	3,207	—	1,281	2,495	3,776	—	1,120	3,731	4,851
Purchases of securities in special use funds and other investments	—	(1,163)	(2,081)	(3,244)	—	(1,323)	(2,506)	(3,829)	—	(1,190)	(3,792)	(4,982)
Proceeds from sales of noncontrolling interests in NEP	—	—	—	—	—	645	—	645	—	345	—	345
Other - net	7	124	18	149	—	(19)	24	5	—	79	28	107
Net cash used in investing activities	(76)	(3,557)	(5,285)	(8,918)	(746)	(4,124)	(3,176)	(8,046)	(1,480)	(4,330)	(2,186)	(7,996)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	6,393	1,961	8,354	—	5,349	308	5,657	—	4,689	1,083	5,772
Retirements of long-term debt	—	(5,907)	(873)	(6,780)	—	(3,048)	(262)	(3,310)	—	(3,421)	(551)	(3,972)
Proceeds from differential membership investors	—	1,414	—	1,414	—	1,859	—	1,859	—	761	—	761
Net change in commercial paper	—	—	1,419	1,419	—	(318)	212	(106)	—	318	(1,086)	(768)
Proceeds from other short-term debt	—	—	450	450	—	—	500	500	—	1,125	100	1,225
Repayments of other short-term debt	—	—	(2)	(2)	—	(212)	(450)	(662)	—	(813)	—	(813)
Issuances of common stock - net	55	—	—	55	537	—	—	537	1,298	—	—	1,298
Proceeds from issuance of NEP convertible preferred units - net	—	548	—	548	—	—	—	—	—	—	—	—
Dividends on common stock	(1,845)	—	—	(1,845)	(1,612)	—	—	(1,612)	(1,385)	—	—	(1,385)
Dividends to NEE	—	(633)	633	—	—	(650)	650	—	—	(698)	698	—
Other - net	(102)	(563)	(15)	(680)	(75)	(292)	4	(363)	(92)	(150)	21	(221)
Net cash provided by (used in) financing activities	(1,892)	1,252	3,573	2,933	(1,150)	2,688	962	2,500	(179)	1,811	265	1,897
Effects of currency translation on cash, cash equivalents and restricted cash	—	26	—	26	—	10	—	10	—	17	—	17
Net increase in cash, cash equivalents and restricted cash	—	432	22	454	1	703	53	757	—	(40)	47	7
Cash, cash equivalents and restricted cash at beginning of year	1	1,375	153	1,529	—	672	100	772	—	712	53	765
Cash, cash equivalents and restricted cash at end of year	$1	$1,807	$175	$1,983	$1	$1,375	$153	$1,529	$—	$672	$100	$772
______________________

(a)	Prior period amounts have been retrospectively adjusted as discussed in Note 1 - Restricted Cash.

(b)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16. Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information is as follows:

	March 31(a)	June 30(a)	September 30(a)	December 31(a)
	(millions, except per share amounts)
NEE:
2017
Operating revenues(b)	$3,972	$4,404	$4,808	$4,010
Operating income(b)(c)	$2,405	$1,285	$1,399	$236
Net income(b)(c)	$1,591	$804	$856	$2,068
Net income attributable to NEE(b)(c)	$1,583	$793	$847	$2,155
Earnings per share attributable to NEE - basic(c)(d)	$3.39	$1.69	$1.80	$4.58
Earnings per share attributable to NEE - assuming dilution(c)(d)	$3.37	$1.68	$1.79	$4.55
Dividends per share	$0.9825	$0.9825	$0.9825	$0.9825
High-low common stock sales prices	$133.28 - $117.33	$144.87 - $127.09	$151.60 - 138.00	$159.40 - $145.62
2016
Operating revenues(b)	$3,835	$3,817	$4,805	$3,699
Operating income(b)	$1,234	$1,169	$1,279	$926
Net income(b)	$654	$544	$789	$1,017
Net income attributable to NEE(b)	$653	$540	$753	$966
Earnings per share attributable to NEE - basic(d)	$1.42	$1.17	$1.63	$2.07
Earnings per share attributable to NEE - assuming dilution(d)	$1.41	$1.16	$1.62	$2.06
Dividends per share	$0.87	$0.87	$0.87	$0.87
High-low common stock sales prices	$119.37 - $102.20	$130.43 - $112.44	$131.98 - $120.22	$128.46 - $110.49

FPL:
2017
Operating revenues(b)	$2,527	$3,091	$3,477	$2,877
Operating income(b)	$811	$941	$1,022	$618
Net income(b)	$445	$526	$566	$344
2016
Operating revenues(b)	$2,303	$2,750	$3,283	$2,558
Operating income(b)	$714	$828	$921	$694
Net income(b)	$393	$448	$515	$371
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

(c)
First quarter of 2017 includes gain on disposal of a business (see Note 1 - Assets and Liabilities Associated with Assets Held for Sale); fourth quarter of 2017 includes impairment charges (see Note 4 - Nonrecurring Fair Value Measurements) and net favorable tax reform impacts (see Note 5).

(d)	The sum of the quarterly amounts may not equal the total for the year due to rounding and changes in weighted-average number of common shares outstanding.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2017, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of December 31, 2017.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be included under the headings "Business of the Annual Meeting," "Information About NextEra Energy and Management" and "Corporate Governance and Board Matters" in NEE's Proxy Statement which will be filed with the SEC in connection with the 2018 Annual Meeting of Shareholders (NEE's Proxy Statement) and is incorporated herein by reference, or is included in Item 1. Business - Executive Officers of NEE.

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

Securities Authorized For Issuance Under Equity Compensation Plans

NEE's equity compensation plan information at December 31, 2017 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,317,490	(a)	$83.45	(b)	8,559,238	(c)
Equity compensation plans not approved by security holders	—		—		—
Total	4,317,490		$83.45		8,559,238
__________________________________

(a)
Includes an aggregate of 2,483,022 outstanding options, 1,674,780 unvested performance share awards (at maximum payout), 16,564 deferred fully vested performance shares and 115,597 deferred stock awards (including future reinvested dividends) under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan and former LTIP, and 27,527 fully vested shares deferred by directors under the NextEra Energy, Inc. 2007 Non-Employee Directors Stock Plan and its predecessor, the FPL Group, Inc. Amended and Restated Non-Employee Directors Stock Plan.

(b)	Relates to outstanding options only.

(c)	Includes 8,061,938 shares under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan and 497,300 shares under the NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan.

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

FPL - The following table presents fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche) for the fiscal years ended December 31, 2017 and 2016. The amounts presented below reflect allocations from NEE for FPL's portion of the fees, as well as amounts billed directly to FPL.

	2017	2016
Audit fees(a)	$3,998,000	$3,787,000
Audit-related fees(b)	4,000	4,000
Tax fees(c)	94,000	102,000
All other fees(d)	22,000	9,000
Total	$4,118,000	$3,902,000
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

(b)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of FPL's and NEE's consolidated financial statements and are not reported under audit fees. These fees primarily relate to subscription services for an accounting research tool.

(c)
Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. In 2017 and 2016, approximately $7,000 and $66,000, respectively, was paid related to tax advice and planning services. All other tax fees in 2017 and in 2016 related to tax compliance services.

(d)	All other fees consist of fees for products and services other than the services reported under the other named categories. In 2017 and 2016, these fees related to training.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, the Audit Committee Charter and the Audit Committee's pre-approval policy for services provided by the independent registered public accounting firm, all services performed by Deloitte & Touche are approved in advance by the Audit Committee, except for audits of certain trust funds where the fees are paid by the trust. Audit and audit-related services specifically identified in an appendix to the pre-approval policy are pre-approved by the Audit Committee each year. This pre-approval allows management to request the specified audit and audit-related services on an as-needed basis during the year, provided any such services are reviewed with the Audit Committee at its next regularly scheduled meeting. Any audit or audit-related service for which the fee is expected to exceed $250,000, or that involves a service not listed on the pre-approval list, must be specifically approved by the Audit Committee prior to commencement of such service. In addition, the Audit Committee approves all services other than audit and audit-related services performed by Deloitte & Touche in advance of the commencement of such work. The Audit Committee has delegated to the Chair of the committee the right to approve audit, audit-related, tax and other services, within certain limitations, between meetings of the Audit Committee, provided any such decision is presented to the Audit Committee at its next regularly scheduled meeting. At each Audit Committee meeting (other than meetings held to review earnings materials), the Audit Committee reviews a schedule of services for which Deloitte & Touche has been engaged since the prior Audit Committee meeting under existing pre-approvals and the estimated fees for those services. In 2017 and 2016, none of the amounts presented above represent services provided to NEE or FPL by Deloitte & Touche that were approved by the Audit Committee after services were rendered pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X (which provides for a waiver of the otherwise applicable pre-approval requirement if certain conditions are met).

PART IV

Item 15.  Exhibits, Financial Statement Schedules

			Page(s)
(a)	1.	Financial Statements
		Management's Report on Internal Control Over Financial Reporting	57
		Attestation Report of Independent Registered Public Accounting Firm	58
		Report of Independent Registered Public Accounting Firm	59
		NEE:
		Consolidated Statements of Income	60
		Consolidated Statements of Comprehensive Income	61
		Consolidated Balance Sheets	62
		Consolidated Statements of Cash Flows	63
		Consolidated Statements of Equity	64
		FPL:
		Consolidated Statements of Income	65
		Consolidated Balance Sheets	66
		Consolidated Statements of Cash Flows	67
		Consolidated Statements of Common Shareholder's Equity	68
		Notes to Consolidated Financial Statements	69 - 112

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits (including those incorporated by reference)

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
*4(a)
Mortgage and Deed of Trust dated as of January 1, 1944, as amended, between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee (filed as Exhibit B-3, File No. 2-4845; Exhibit 7(a), File No. 2-7126; Exhibit 7(a), File No. 2-7523; Exhibit 7(a), File No. 2-7990; Exhibit 7(a), File No. 2-9217; Exhibit 4(a)-5, File No. 2-10093; Exhibit 4(c), File No. 2-11491; Exhibit 4(b)-1, File No. 2-12900; Exhibit 4(b)-1, File No. 2-13255; Exhibit 4(b)-1, File No. 2-13705; Exhibit 4(b)-1, File No. 2-13925; Exhibit 4(b)-1, File No. 2-15088; Exhibit 4(b)-1, File No. 2-15677; Exhibit 4(b)-1, File No. 2-20501; Exhibit 4(b)-1, File No. 2-22104; Exhibit 2(c), File No. 2-23142; Exhibit 2(c), File No. 2-24195; Exhibit 4(b)-1, File No. 2-25677; Exhibit 2(c), File No. 2-27612; Exhibit 2(c), File No. 2-29001; Exhibit 2(c), File No. 2-30542; Exhibit 2(c), File No. 2-33038; Exhibit 2(c), File No. 2-37679; Exhibit 2(c), File No. 2-39006; Exhibit 2(c), File No. 2-41312; Exhibit 2(c), File No. 2-44234; Exhibit 2(c), File No. 2-46502; Exhibit 2(c), File No. 2-48679; Exhibit 2(c), File No. 2-49726; Exhibit 2(c), File No. 2-50712; Exhibit 2(c), File No. 2-52826; Exhibit 2(c), File No. 2-53272; Exhibit 2(c), File No. 2-54242; Exhibit 2(c), File No. 2-56228; Exhibits 2(c) and 2(d), File No. 2-60413; Exhibits 2(c) and 2(d), File No. 2-65701; Exhibit 2(c), File No. 2-66524; Exhibit 2(c), File No. 2-67239; Exhibit 4(c), File No. 2-69716; Exhibit 4(c), File No. 2-70767; Exhibit 4(b), File No. 2-71542; Exhibit 4(b), File No. 2-73799; Exhibits 4(c), 4(d) and 4(e), File No. 2-75762; Exhibit 4(c), File No. 2-77629; Exhibit 4(c), File No. 2-79557; Exhibit 99(a) to Post-Effective Amendment No. 5 to Form S-8, File No. 33-18669; Exhibit 99(a) to Post-Effective Amendment No. 1 to Form S-3, File No. 33-46076; Exhibit 4(b) to Form 10-Q for the quarter ended June 30, 1995, File No. 1-3545; Exhibit 4(a) to Form 10-Q for the quarter ended March 31, 1996, File No. 1-3545; Exhibit 4(o), File No. 333-102169; Exhibit 4(k) to Post-Effective Amendment No. 1 to Form S-3, File No. 333-102172; Exhibit 4(l) to Post-Effective Amendment No. 2 to Form S-3, File No. 333-102172; Exhibit 4(m) to Post-Effective Amendment No. 3 to Form S-3, File No. 333-102172; Exhibit 4(f) to Amendment No. 1 to Form S-3, File No. 333-125275; Exhibit 4(y) to Post-Effective Amendment No. 2 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(z) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-116300, 333-116300-01 and 333-116300-02; Exhibit 4(b) to Form 10-Q for the quarter ended March 31, 2006, File No. 2-27612; Exhibit 4(a) to Form 8-K dated April 17, 2007, File No. 2-27612; Exhibit 4 to Form 8-K dated January 16, 2008, File No. 2-27612; Exhibit 4(a) to Form 8-K dated March 17, 2009, File No. 2-27612; Exhibit 4 to Form 8-K dated February 9, 2010, File No. 2-27612; Exhibit 4 to Form 8-K dated December 9, 2010, File No. 2-27612; Exhibit 4(a) to Form 8-K dated June 10, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated December 13, 2011, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated December 20, 2012, File No. 2-27612; Exhibit 4 to Form 8-K dated June 5, 2013, File No. 2-27612; Exhibit 4 to Form 8-K dated May 15, 2014, File No. 2-27612; Exhibit 4 to Form 8-K dated September 10, 2014, File No. 2-27612; and Exhibit 4 to Form 8-K dated November 19, 2015, File No. 2-27612)
		x	x
4(b)	One Hundred Twenty-Fifth Supplemental Indenture dated as of November 1, 2017 between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee	x	x
*4(c)
Indenture (For Unsecured Debt Securities), dated as of November 1, 2017, between Florida Power & Light Company and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated November 6, 2017, File No. 2-27612)
		x	x
*4(d)
Officer's Certificate of Florida Power & Light Company, dated November 6, 2017, creating the Floating Rate Notes, Series due November 6, 2020 (filed as Exhibit 4(b) to Form 8‑K dated November 6, 2017, File No. 2-27612)
		x	x
*4(e)
Indenture (For Unsecured Debt Securities), dated as of June 1, 1999, between FPL Group Capital Inc and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(a) to Form 8-K dated July 16, 1999, File No. 1-8841)
x
*4(f)
First Supplemental Indenture to Indenture (For Unsecured Debt Securities) dated as of June 1, 1999, dated as of September 21, 2012, between NextEra Energy Capital Holdings, Inc. and The Bank of New York Mellon, as Trustee (filed as Exhibit 4(e) to Form 10-Q for the quarter ended September 30, 2012, File No. 1-8841)
x
*4(g)
Guarantee Agreement, dated as of June 1, 1999, between FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Guarantee Trustee) (filed as Exhibit 4(b) to Form 8-K dated July 16, 1999, File No. 1-8841)
x

Exhibit Number	Description	NEE	FPL
*4(h)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated June 10, 2011, creating the 4.50% Debentures, Series due June 1, 2021 (filed as Exhibit 4(b) to Form 8-K dated June 10, 2011, File No. 1-8841)
x
*4(i)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. dated June 6, 2013, creating the 3.625% Debentures, Series due June 15, 2023 (filed as Exhibit 4 to Form 8-K dated June 6, 2013, File No. 1-8841)
x
*4(j)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 25, 2013, creating the Series G Debentures due September 1, 2018 (filed as Exhibit 4(c) to Form 8-K dated September 25, 2013, File No. 1-8841)
x
*4(k)
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
x
*4(s)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated December 14, 2017, creating the 2.80% Debentures, Series due January 15, 2023 (filed as Exhibit 4 to Form 8-K dated December 14, 2017, File No. 1-8841)
x
*4(t)
Indenture (For Unsecured Subordinated Debt Securities relating to Trust Securities), dated as of March 1, 2004, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(au) to Post-Effective Amendment No. 3 to Form S-3, File Nos. 333-102173, 333-102173-01, 333-102173-02 and 333-102173-03)
x
*4(u)
Indenture (For Unsecured Subordinated Debt Securities), dated as of September 1, 2006, among FPL Group Capital Inc, FPL Group, Inc. (as Guarantor) and The Bank of New York Mellon (as Trustee) (filed as Exhibit 4(a) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(v)
First Supplemental Indenture to Indenture (For Unsecured Subordinated Debt Securities) dated as of September 1, 2006, dated as of November 19, 2012, between NextEra Energy Capital Holdings, Inc., NextEra Energy, Inc. as Guarantor, and The Bank of New York Mellon, as Trustee (filed as Exhibit 2 to Form 8-A dated January 16, 2013, File No. 1-33028)
x
*4(w)
Officer's Certificate of FPL Group Capital Inc and FPL Group, Inc., dated September 19, 2006, creating the Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(c) to Form 8-K dated September 19, 2006, File No. 1-8841)
x

Exhibit Number	Description	NEE	FPL
*4(x)
Replacement Capital Covenant, dated September 19, 2006, by FPL Group Capital Inc and FPL Group, Inc. relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4(d) to Form 8-K dated September 19, 2006, File No. 1-8841)
x
*4(y)
Amendment, dated November 9, 2016, to the Replacement Capital Covenant, dated September 19, 2006, by NextEra Energy Capital Holdings, Inc. (formerly known as FPL Group Capital Holdings Inc) and NextEra Energy, Inc. (formerly known as FPL Group, Inc.), relating to FPL Group Capital Inc's Series B Enhanced Junior Subordinated Debentures due 2066 (filed as Exhibit 4 (cc) to Form 10-K for the year ended December 31, 2016, File No. 1-8841)
x
*4(z)
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
x
*4(bb)
Amendment, dated November 9, 2016, to the Replacement Capital Covenant, dated June 12, 2007 by NextEra Energy Capital Holdings, Inc. (formerly known as FPL Group Capital Holdings Inc) and NextEra Energy, Inc. (formerly known as FPL Group, Inc.), relating to FPL Group Capital Inc's Series C Junior Subordinated Debentures due 2067 (filed as Exhibit 4(hh) to Form 10-K for the year ended December 31, 2016, File No. 1-8841)
x
*4(cc)
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
x
*4(ee)
Officer's Certificate of NextEra Energy Capital Holdings, Inc. and NextEra Energy, Inc., dated June 7, 2016, creating the Series K Junior Subordinated Debentures due June 1, 2076 (filed as Exhibit 4 to Form 8-K dated June 7, 2016, File No. 1-8841)
x
*4(ff)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated September 29, 2017, creating the Series L Junior Subordinated Debentures due September 29, 2057 (filed as Exhibit 4(c) to Form 8-K dated September 29, 2017, File No. 1-8841)
x
*4(gg)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated November 2, 2017, creating the Series M Junior Subordinated Debentures due December 1, 2077 (filed as Exhibit 4(a) to Form 8-K dated November 2, 2017, File No. 1-8841)
x
*4(hh)
Indenture (For Securing Senior Secured Bonds, Series A), dated May 22, 2007, between FPL Recovery Funding LLC (as Issuer) and The Bank of New York Mellon (as Trustee and Securities Intermediary) (filed as Exhibit 4.1 to Form 8-K dated May 22, 2007 and filed June 1, 2007, File No. 333-141357)
x
*4(ii)
Indenture, dated as of September 25, 2017, between NextEra Energy Operating Partners, LP and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to Form 8-K dated September 25, 2017, File No. 1-8841)
x
*4(jj)
Guarantee Agreement dated as of September 25, 2017, between NextEra Energy Partners, LP and The Bank of New York Mellon, as guarantee trustee (filed as Exhibit 4.2 to Form 8-K dated September 25, 2017, File No. 1-8841)
x
*4(kk)
Guarantee Agreement dated as of September 25, 2017, between NextEra Energy US Partners Holdings, LLC and The Bank of New York Mellon, as guarantee trustee (filed as Exhibit 4.3 to Form 8-K dated September 25, 2017, File No. 1-8841)
x
*4(ll)
Officer's Certificate of NextEra Energy Operating Partners, LP, dated September 25, 2017, creating the 4.25% Senior Notes due 2024 and the 4.50% Senior Notes due 2027 (filed as Exhibit 4.4 to Form 8-K dated September 25, 2017, File No. 1-8841)
x
*4(mm)
Purchase Contract Agreement, dated as of September 1, 2015, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated September 16, 2015, File No. 1-8841)
x

Exhibit Number	Description	NEE	FPL
*4(nn)
Pledge Agreement, dated as of September 1, 2015, between NextEra Energy, Inc., Deutsche Bank Trust Company Americas, as Collateral Agent, Custodial Agent and Securities Intermediary, and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(b) to Form 8-K dated September 16, 2015, File No. 1-8841)
x
*4(oo)
Purchase Contract Agreement, dated as of August 1, 2016, between NextEra Energy, Inc. and The Bank of New York Mellon, as Purchase Contract Agent (filed as Exhibit 4(a) to Form 8-K dated August 8, 2016, File No. 1-8841)
x
*4(pp)
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
		x	x
10(d)	Appendix A1 (revised as of March 16, 2016) to the NextEra Energy, Inc. Supplemental Executive Retirement Plan	x	x
10(e)	Appendix A2 (revised as of October 1, 2017) to the NextEra Energy, Inc. Supplemental Executive Retirement Plan	x	x
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
*10(l)
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
		x	x
*10(o)	Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 13, 2011, File No. 1-8841)	x	x
*10(p)
Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(b) to Form 8-K dated October 11, 2012)
		x	x

Exhibit Number	Description	NEE	FPL
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
*10(z)
Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers (filed as Exhibit 10(g) to Form 10-Q for the quarter ended March 31, 2016, File No. 1-8841)
		x	x
*10(aa)
Form of FPL Group, Inc. Amended and Restated Long-Term Incentive Plan Amended and Restated Deferred Stock Award Agreement effective February 12, 2010 between FPL Group, Inc. and James L. Robo (filed as Exhibit 10(dd) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)
		x	x
*10(bb)	Form of Deferred Stock Award Agreement under NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan (filed as Exhibit 10(a) to Form 8-K dated March 16, 2012, File No. 1-8841)	x	x
*10(cc)	NextEra Energy, Inc. 2013 Executive Annual Incentive Plan (filed as Exhibit 10(c) to Form 8-K dated October 11, 2012, File No. 1-8841)	x	x
*10(dd)
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
x
*10(hh)	FPL Group, Inc. 2007 Non-Employee Directors Stock Plan (filed as Exhibit 99 to Form S-8, File No. 333-143739)	x
*10(ii)	NextEra Energy, Inc. 2017 Non-Employee Directors Stock Plan, as amended and restated as of May 18, 2017 (filed as Exhibit 10 to Form 10-Q for the quarter ended June 30, 2017, File No. 1-8841)	x

Exhibit Number	Description	NEE	FPL
10(jj)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2018	x
*10(kk)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2017 (filed as Exhibit 10(ll) to Form 10-K for the year ended December 31, 2016, File No. 1-8841)	x
*10(ll)
Form of Amended and Restated Executive Retention Employment Agreement effective December 10, 2009 between FPL Group, Inc. and each of James L. Robo, Armando Pimentel, Jr., and Charles E. Sieving (filed as Exhibit 10(nn) to Form 10-K for the year ended December 31, 2009, File No. 1-8841)
		x	x
*10(mm)
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
*10(qq)
Form of 2012 409A Amendment to NextEra Energy, Inc. Executive Retention Employment Agreement effective October 11, 2012 between NextEra Energy, Inc. and each of James L. Robo, Armando Pimentel, Jr., Eric E. Silagy, Joseph T. Kelliher, Manoochehr K. Nazar and Charles E. Sieving (filed as Exhibit 10(ddd) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)
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
		x	x
*10(uu)	NextEra Energy, Inc. Executive Severance Benefit Plan effective February 26, 2013 (filed as Exhibit 10(eee) to Form 10-K for the year ended December 31, 2012, File No. 1-8841)	x	x
*10(vv)	Guarantee Agreement between FPL Group, Inc. and FPL Group Capital Inc, dated as of October 14, 1998 (filed as Exhibit 10(y) to Form 10-K for the year ended December 31, 2001, File No. 1-8841)	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
21	Subsidiaries of NextEra Energy, Inc.	x
23	Consent of Independent Registered Public Accounting Firm	x	x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x

Exhibit Number	Description	NEE	FPL
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
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

Date: February 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 16, 2018:

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

Date: February 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of February 16, 2018:

JOHN W. KETCHUM	KIMBERLY OUSDAHL
John W. Ketchum Executive Vice President, Finance and Chief Financial Officer and Director (Principal Financial Officer)	Kimberly Ousdahl Vice President and Chief Accounting Officer (Principal Accounting Officer)

Director:

JAMES L. ROBO
James L. Robo

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders of FPL during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.