Form 10-Q
period 2018-03-31
NEXTERA ENERGY INC; FLORIDA POWER & LIGHT CO
filed 2018-04-24
CIK 753308, 37634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares of NextEra Energy, Inc. common stock, $0.01 par value, outstanding at March 31, 2018: 471,436,476

Number of shares of Florida Power & Light Company common stock, without par value, outstanding at March 31, 2018, all of which were held, beneficially and of record, by NextEra Energy, Inc.: 1,000

This combined Form 10-Q represents separate filings by NextEra Energy, Inc. and Florida Power & Light Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Florida Power & Light Company makes no representations as to the information relating to NextEra Energy, Inc.'s other operations.

Florida Power & Light Company meets the conditions set forth in General Instruction H.(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC - equity	equity component of AFUDC
AOCI	accumulated other comprehensive income
capacity clause	capacity cost recovery clause, as established by the FPSC
Duane Arnold	Duane Arnold Energy Center
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
Florida Southeast Connection	Florida Southeast Connection, LLC, a wholly owned NEER subsidiary
FPL	Florida Power & Light Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles in the U.S.
ISO	independent system operator
ITC	investment tax credit
kWh	kilowatt-hour(s)
Management's Discussion	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MMBtu	One million British thermal units
MW	megawatt(s)
MWh	megawatt-hour(s)
NEE	NextEra Energy, Inc.
NEECH	NextEra Energy Capital Holdings, Inc.
NEER	NextEra Energy Resources, LLC
NEET	NextEra Energy Transmission, LLC
NEP	NextEra Energy Partners, LP
NEP OpCo	NextEra Energy Operating Partners, LP
Note __	Note __ to condensed consolidated financial statements
NRC	U.S. Nuclear Regulatory Commission
O&M expenses	other operations and maintenance expenses in the condensed consolidated statements of income
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PTC	production tax credit
PV	photovoltaic
Recovery Act	American Recovery and Reinvestment Act of 2009, as amended
regulatory ROE	return on common equity as determined for regulatory purposes
Sabal Trail	Sabal Trail Transmission, LLC, an entity in which a wholly owned NEER subsidiary has a 42.5% ownership interest
Seabrook	Seabrook Station
SEC	U.S. Securities and Exchange Commission
tax reform	Tax Cuts and Jobs Act
U.S.	United States of America

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

These factors should be read together with the risk factors included in Part I, Item 1A. Risk Factors in NEE's and FPL's Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K), and investors should refer to that section of the 2017 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and NEE and FPL undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

Website Access to SEC Filings. NEE and FPL make their SEC filings, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, available free of charge on NEE's internet website, www.nexteraenergy.com, as soon as reasonably practicable after those documents are electronically filed with or furnished to the SEC. The information and materials available on NEE's website (or any of its subsidiaries' or affiliates' websites) are not incorporated by reference into this combined Form 10-Q. The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC at www.sec.gov.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017(a)
OPERATING REVENUES	$3,863	$3,972
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	819	899
Other operations and maintenance	777	838
Depreciation and amortization	857	619
Gains on disposal of a business/assets - net	(16)	(1,100)
Taxes other than income taxes and other - net	379	354
Total operating expenses - net	2,816	1,610
OPERATING INCOME	1,047	2,362
OTHER INCOME (DEDUCTIONS)
Interest expense	(226)	(360)
Benefits associated with differential membership interests - net	—	125
Equity in earnings of equity method investees	197	31
Allowance for equity funds used during construction	22	22
Interest income	18	19
Gain on NEP deconsolidation	3,935	—
Gains on disposal of investments and other property - net	50	45
Change in unrealized losses on equity securities held in NEER's nuclear decommissioning funds - net	(20)	—
Other net periodic benefit income	51	43
Other - net	6	(21)
Total other income (deductions) - net	4,033	(96)
INCOME BEFORE INCOME TAXES	5,080	2,266
INCOME TAXES	1,249	675
NET INCOME	3,831	1,591
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	597	(8)
NET INCOME ATTRIBUTABLE TO NEE	$4,428	$1,583
Earnings per share attributable to NEE:
Basic	$9.41	$3.39
Assuming dilution	$9.32	$3.37
Dividends per share of common stock	$1.11	$0.9825
Weighted-average number of common shares outstanding:
Basic	470.7	467.5
Assuming dilution	474.3	470.2
———————————————
(a) Prior period amounts have been retrospectively adjusted as discussed in Note 3 - Amendments to Presentation of Retirement Benefits.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017
NET INCOME	$3,831	$1,591
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Reclassification of unrealized losses on cash flow hedges from accumulated other comprehensive income (loss) to net income (net of $3 and $4 tax expense, respectively)	7	9
Net unrealized gains (losses) on available for sale securities:
Net unrealized gains (losses) on securities still held (net of $2 tax benefit and $26 tax expense, respectively)	(5)	34
Reclassification from accumulated other comprehensive income (loss) to net income (net of $2 and $10 tax benefit, respectively)	(1)	(16)
Defined benefit pension and other benefits plans (net of $1 and $2 tax benefit, respectively)	(2)	(3)
Net unrealized gains on foreign currency translation (net of $0 and less than $1 tax expense, respectively)	(20)	16
Other comprehensive income related to equity method investees (net of $1 and less than $1 tax expense, respectively)	2	1
Total other comprehensive income (loss), net of tax	(19)	41
IMPACT OF NEP DECONSOLIDATION (NET OF $15 TAX EXPENSE)	58	—
COMPREHENSIVE INCOME	3,870	1,632
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	597	(19)
COMPREHENSIVE INCOME ATTRIBUTABLE TO NEE	$4,467	$1,613

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except par value)
(unaudited)

	March 31, 2018	December 31, 2017
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$79,611	$85,337
Nuclear fuel	1,834	1,767
Construction work in progress	6,670	6,679
Accumulated depreciation and amortization	(20,919)	(21,367)
Total property, plant and equipment - net ($10,199 and $16,485 related to VIEs, respectively)	67,196	72,416
CURRENT ASSETS
Cash and cash equivalents	550	1,714
Customer receivables, net of allowances of $5 and $7, respectively	1,881	2,220
Other receivables	508	517
Materials, supplies and fossil fuel inventory	1,205	1,273
Regulatory assets ($72 and $71 related to a VIE, respectively)	314	336
Derivatives	577	489
Other	577	608
Total current assets	5,612	7,157
OTHER ASSETS
Special use funds	6,035	6,003
Investment in equity method investees	6,774	2,321
Prepaid benefit costs	1,459	1,427
Regulatory assets ($28 and $37 related to a VIE, respectively)	2,597	2,469
Derivatives	1,441	1,315
Other ($470 related to a VIE at December 31, 2017)	3,170	4,719
Total other assets	21,476	18,254
TOTAL ASSETS	$94,284	$97,827
CAPITALIZATION
Common stock ($0.01 par value, authorized shares - 800; outstanding shares - 471 and 471, respectively)	$5	$5
Additional paid-in capital	9,698	9,100
Retained earnings	23,181	18,992
Accumulated other comprehensive income (loss)	(178)	111
Total common shareholders' equity	32,706	28,208
Noncontrolling interests ($3,287 and $1,006 related to VIEs, respectively)	3,287	1,290
Total equity	35,993	29,498
Long-term debt ($1,186 and $5,941 related to VIEs, respectively)	28,062	31,463
Total capitalization	64,055	60,961
CURRENT LIABILITIES
Commercial paper	2,964	1,687
Other short-term debt	5	255
Current maturities of long-term debt ($72 and $70 related to a VIE, respectively)	1,168	1,676
Accounts payable	1,748	3,235
Customer deposits	450	448
Accrued interest and taxes	696	622
Derivatives	450	364
Accrued construction-related expenditures	797	1,033
Regulatory liabilities	346	346
Other	955	1,566
Total current liabilities	9,579	11,232
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,998	3,031
Deferred income taxes	7,007	5,754
Regulatory liabilities	8,916	8,765
Derivatives	469	535
Deferral related to differential membership interests - VIEs	—	5,403
Other	1,260	2,146
Total other liabilities and deferred credits	20,650	25,634
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$94,284	$97,827

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,831	$1,591
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	857	619
Nuclear fuel and other amortization	67	72
Unrealized gains on marked to market derivative contracts - net	(193)	(169)
Foreign currency transaction losses	38	28
Deferred income taxes	1,271	565
Cost recovery clauses and franchise fees	(47)	16
Acquisition of purchased power agreement	(52)	(259)
Gains on disposal of a business/assets - net	(66)	(1,145)
Gain on NEP deconsolidation	(3,935)	—
Recoverable storm-related costs	—	(90)
Other - net	(86)	69
Changes in operating assets and liabilities:
Current assets	237	36
Noncurrent assets	(22)	(170)
Current liabilities	(590)	261
Noncurrent liabilities	(20)	(166)
Net cash provided by operating activities	1,290	1,258
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures of FPL	(1,166)	(1,687)
Independent power and other investments of NEER	(2,300)	(3,337)
Nuclear fuel purchases	(110)	(129)
Other capital expenditures and other investments	(12)	(26)
Proceeds from sale of the fiber-optic telecommunications business	—	1,484
Proceeds from sale or maturity of securities in special use funds and other investments	919	735
Purchases of securities in special use funds and other investments	(1,039)	(804)
Other - net	41	94
Net cash used in investing activities	(3,667)	(3,670)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,804	689
Retirements of long-term debt	(942)	(548)
Net change in commercial paper	1,277	2,041
Proceeds from other short-term debt	—	200
Repayments of other short-term debt	(250)	—
Issuances of common stock - net	7	7
Dividends on common stock	(523)	(460)
Other - net	(62)	(246)
Net cash provided by financing activities	1,311	1,683
Effects of currency translation on cash, cash equivalents and restricted cash	(9)	—
Net decrease in cash, cash equivalents and restricted cash	(1,075)	(729)
Cash, cash equivalents and restricted cash at beginning of period	1,983	1,529
Cash, cash equivalents and restricted cash at end of period	$908	$800
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$1,639	$972
Increase in property, plant and equipment - net as a result of cash grants primarily under the Recovery Act	$—	$(147)
———————————————
(a) Prior period amounts have been retrospectively adjusted as discussed in Note 10 - Restricted Cash.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2017	471	$5	$9,100	$111	$18,992	$28,208	$1,290	$29,498
Net income (loss)	—	—	—	—	4,428	4,428	(597)
Share-based payment activity	—	—	5	—	—	5	—
Dividends on common stock	—	—	—	—	(523)	(523)	—
Other comprehensive loss	—	—	—	(19)	—	(19)	—
Impact of NEP deconsolidation(a)	—	—	—	58	—	58	(2,695)
Adoption of accounting standards updates(b)	—	—	593	(328)	285	550	5,303
Other	—	—	—	—	(1)	(1)	(14)
Balances, March 31, 2018	471	$5	$9,698	$(178)	$23,181	$32,706	$3,287	$35,993
———————————————
(a) See Note 2.
(b) See Notes 1, 5 - Financial Instruments Accounting Standards Update, 6 and 10 - Accounting for Partial Sales of Nonfinancial Assets.

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Common Shareholders' Equity	Non- controlling Interests	Total Equity
	Shares	Aggregate Par Value
Balances, December 31, 2016	468	$5	$8,948	$(70)	$15,458	$24,341	$990	$25,331
Net income	—	—	—	—	1,583	1,583	8
Issuances of common stock, net of issuance cost of less than $1	—	—	6	—	—	6	—
Dividends on common stock	—	—	—	—	(460)	(460)	—
Other comprehensive income	—	—	—	30	—	30	11
Other	—	—	(3)	—	—	(3)	(37)
Balances, March 31, 2017	468	$5	$8,951	$(40)	$16,581	$25,497	$972	$26,469

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING REVENUES	$2,620	$2,527
OPERATING EXPENSES (INCOME)
Fuel, purchased power and interchange	712	768
Other operations and maintenance	347	371
Depreciation and amortization	545	273
Taxes other than income taxes and other - net	308	304
Total operating expenses - net	1,912	1,716
OPERATING INCOME	708	811
OTHER INCOME (DEDUCTIONS)
Interest expense	(134)	(119)
Allowance for equity funds used during construction	21	16
Other - net	1	—
Total other deductions - net	(112)	(103)
INCOME BEFORE INCOME TAXES	596	708
INCOME TAXES	112	263
NET INCOME(a)	$484	$445
_______________________

(a)	FPL's comprehensive income is the same as reported net income.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(millions, except share amount)
(unaudited)

	March 31, 2018	December 31, 2017
ELECTRIC UTILITY PLANT AND OTHER PROPERTY
Plant in service and other property	$48,284	$47,167
Nuclear fuel	1,228	1,192
Construction work in progress	3,280	3,623
Accumulated depreciation and amortization	(13,025)	(12,802)
Total electric utility plant and other property - net	39,767	39,180
CURRENT ASSETS
Cash and cash equivalents	26	33
Customer receivables, net of allowances of $1 and $2, respectively	922	1,073
Other receivables	334	160
Materials, supplies and fossil fuel inventory	811	840
Regulatory assets ($72 and $71 related to a VIE, respectively)	313	335
Other	226	243
Total current assets	2,632	2,684
OTHER ASSETS
Special use funds	4,139	4,090
Prepaid benefit costs	1,371	1,351
Regulatory assets ($28 and $37 related to a VIE, respectively)	2,372	2,249
Other	614	690
Total other assets	8,496	8,380
TOTAL ASSETS	$50,895	$50,244
CAPITALIZATION
Common stock (no par value, 1,000 shares authorized, issued and outstanding)	$1,373	$1,373
Additional paid-in capital	9,141	8,291
Retained earnings	7,853	7,376
Total common shareholder's equity	18,367	17,040
Long-term debt ($35 and $74 related to a VIE, respectively)	11,803	11,236
Total capitalization	30,170	28,276
CURRENT LIABILITIES
Commercial paper	1,561	1,687
Other short-term debt	—	250
Current maturities of long-term debt ($72 and $70 related to a VIE, respectively)	93	466
Accounts payable	782	893
Customer deposits	446	445
Accrued interest and taxes	397	439
Accrued construction-related expenditures	229	300
Regulatory liabilities	332	333
Other	490	984
Total current liabilities	4,330	5,797
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	2,072	2,047
Deferred income taxes	5,077	5,005
Regulatory liabilities	8,795	8,642
Other	451	477
Total other liabilities and deferred credits	16,395	16,171
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$50,895	$50,244

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

FLORIDA POWER & LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)
(unaudited)

	Three Months Ended March 31,
	2018	2017(a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$484	$445
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	545	273
Nuclear fuel and other amortization	40	49
Deferred income taxes	265	275
Cost recovery clauses and franchise fees	(47)	16
Acquisition of purchased power agreement	(52)	(259)
Recoverable storm-related costs	—	(90)
Other - net	(8)	137
Changes in operating assets and liabilities:
Current assets	(51)	29
Noncurrent assets	(20)	(145)
Current liabilities	(512)	81
Noncurrent liabilities	(56)	(42)
Net cash provided by operating activities	588	769
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,166)	(1,687)
Nuclear fuel purchases	(37)	(79)
Proceeds from sale or maturity of securities in special use funds	430	493
Purchases of securities in special use funds	(534)	(519)
Other - net	19	65
Net cash used in investing activities	(1,288)	(1,727)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	1,000	200
Retirements of long-term debt	(787)	(35)
Net change in commercial paper	(126)	956
Proceeds from other short-term debt	—	200
Repayments of other short-term debt	(250)	—
Capital contribution from NEE	850	—
Dividends to NEE	—	(400)
Other - net	(19)	11
Net cash provided by financing activities	668	932
Net decrease in cash, cash equivalents and restricted cash	(32)	(26)
Cash, cash equivalents and restricted cash at beginning of period	174	153
Cash, cash equivalents and restricted cash at end of period	$142	$127
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued property additions	$641	$435
———————————————
(a) Prior period amounts have been retrospectively adjusted as discussed in Note 10 - Restricted Cash.

This report should be read in conjunction with the Notes herein and the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the 2017 Form 10-K. In the opinion of NEE and FPL management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Revenue from Contracts with Customers

Effective January 1, 2018, NEE and FPL adopted an accounting standards update that provides guidance on the recognition of revenue from contracts with customers and requires additional disclosures regarding such contracts (new revenue standard). Under the new revenue standard, revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The promised goods or services in the majority of NEE’s contracts with customers is, at FPL, for the delivery of electricity and, at NEER, for the delivery of energy commodities and the availability of electric capacity and electric transmission. NEE and FPL adopted the new revenue standard using the modified retrospective approach applying it only to contracts that were not complete at January 1, 2018. On January 1, 2018, NEE recorded a reduction to retained earnings of approximately $25 million representing the cumulative effect of adopting the new revenue standard, which was primarily due to identifying separate performance obligations in certain energy-related contracts at NEER. The cumulative effect of adopting the new revenue standard was not material at FPL. The impact of applying the new revenue standard to NEE’s and FPL's March 31, 2018 financial statements as compared to the prior revenue standard was not material.
FPL and NEER generate substantially all of NEE’s operating revenues, which primarily include revenues from contracts with customers, as well as, at NEER, derivative and lease transactions. For the vast majority of contracts with customers, NEE believes that the obligation to deliver energy, capacity or transmission is satisfied over time as the customer simultaneously receives and consumes benefits as NEE performs. For the three months ended March 31, 2018, NEE’s revenue from contracts with customers was approximately $3.3 billion ($2.6 billion at FPL). At March 31, 2018, NEE's accounts receivable balances related to contracts with customers was approximately $1.3 billion ($951 million at FPL) which are primarily included in customer receivables on NEE's and FPL's condensed consolidated balance sheets.

FPL - FPL’s revenue from contracts with customers is derived primarily from tariff-based sales that result from providing electricity to retail customers in Florida with no defined contractual term. Electricity sales to retail customers account for over 90% of FPL’s operating revenues, the majority of which is to residential customers. FPL’s retail customers receive a bill monthly based on the amount of monthly kWh usage with payment due monthly. For these types of sales, FPL recognizes revenue as electricity is delivered and billed to customers, as well as an estimate for electricity delivered and not yet billed. FPL considers the billed and unbilled amounts to represent the value of electricity delivered to the customer.
NEER - NEER’s revenue from contracts with customers is derived primarily from the sale of energy commodities, electric capacity and electric transmission. For these types of sales, NEER recognizes revenue as energy commodities are delivered and as electric capacity and electric transmission are made available, consistent with the amounts billed to customers based on rates stipulated in the respective contracts. NEER considers the amount billed to represent the value of energy or transmission delivered and/or the capacity of energy or transmission available to the customer. Revenues yet to be earned under these contracts, which have maturity dates ranging from 2018 to 2043, will vary based on the volume of energy or transmission delivered and/or available. NEER’s customers typically receive bills monthly with payment due within 30 days. Certain contracts with customers contain a fixed price related to electric capacity sales associated with ISO annual auctions through 2020 and certain power purchase agreements with maturity dates through 2034. At March 31, 2018, NEER expects to record approximately $750 million of revenues related to the fixed price components of such contracts over the remaining terms of the related contracts as the capacity is provided.

2.  NEP Deconsolidation

During the third quarter of 2017, changes to NEP's governance structure were made that, among other things, enhanced NEP unitholder governance rights. The new governance structure established a NEP board of directors where NEP unitholders have the ability to nominate and elect board members, subject to certain limitations and requirements. As a result of these governance changes, NEP was deconsolidated from NEE on January 1, 2018, which is when the term of office of the first NEP unitholder-elected directors took effect. NEER continues to operate the projects owned by NEP and provide services to NEP under various related party operations and maintenance, administrative and management services agreements.
In connection with the deconsolidation, NEE recorded an investment in NEP of approximately $4.4 billion, which is reflected as investment in equity method investees on NEE's condensed consolidated balance sheets at March 31, 2018, based on the fair value of NEP OpCo and NEP common units that were held by subsidiaries of NEE on the deconsolidation date. The fair value was based on the market price of NEP common units as of January 1, 2018, which resulted in NEE recording a gain of approximately $3.9 billion ($3.0 billion after tax) during the three months ended March 31, 2018. Total assets of approximately $7.8 billion, primarily

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

property, plant and equipment, total liabilities of approximately $4.8 billion, primarily long-term debt, and total noncontrolling interests of approximately $2.7 billion were removed from NEE's balance sheet as part of the deconsolidation.

The equity method investment in NEP represents NEE’s partnership interest in NEP OpCo's operating projects of approximately 65.1% (and NEE’s direct interest in 2.6% of NEP’s common units) at March 31, 2018. The equity method investment in NEP included approximately $3.5 billion related to NEE’s share of the basis difference between the fair value and the underlying carrying value of NEP’s net assets attributable to NEP OpCo's common unitholders at March 31, 2018, a portion of which will be amortized. Basis difference amounts related to property, plant and equipment, net are being amortized over the remaining useful lives of such property, and amounts related to power purchase agreements are being amortized over the remaining terms of such agreements. The related amortization is reflected in equity in earnings of equity method investees in NEE's condensed consolidated statements of income.

NEER provides management, administrative and transportation and fuel management services to NEP and its subsidiaries under various agreements (service agreements). NEER is also party to a cash sweep and credit support (CSCS) agreement with a subsidiary of NEP. At March 31, 2018, the cash sweep amount (due to NEP and its subsidiaries) held in accounts belonging to NEER or its subsidiaries was approximately $89 million. Fee income totaling approximately $24 million related to the CSCS agreement and the service agreements is included in operating revenues in NEE's condensed consolidated statements of income for the three months ended March 31, 2018. Amounts due from NEP of approximately $40 million and $22 million at March 31, 2018 are primarily included in other receivables and noncurrent other assets, respectively. Under the CSCS agreement, NEECH or NEER guaranteed or provided indemnifications, letters of credit or bonds totaling approximately $690 million at March 31, 2018 related to obligations on behalf of NEP's subsidiaries with maturity dates ranging from 2018 to 2050 and including certain project performance obligations, obligations under financing and interconnection agreements and obligations related to the sale of differential membership interests. Payment guarantees and related contracts with respect to unconsolidated entities for which NEE or one of its subsidiaries are the guarantor are recorded on NEE’s condensed consolidated balance sheet at fair value. Upon deconsolidation, approximately $32 million related to the fair value of the credit support provided under the CSCS agreement is recorded as noncurrent other liabilities on NEE's condensed consolidated balance sheet at March 31, 2018.

3.  Employee Retirement Benefits

NEE sponsors a qualified noncontributory defined benefit pension plan for substantially all employees of NEE and its subsidiaries and sponsors a contributory postretirement plan for other benefits for retirees of NEE and its subsidiaries meeting certain eligibility requirements.

The components of net periodic benefit (income) cost for the plans are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
	(millions)
Service cost	$18	$16	$—	$—
Interest cost	20	21	2	2
Expected return on plan assets	(69)	(67)	—	—
Amortization of prior service benefit	—	—	(4)	—
Special termination benefits	—	1	—	—
Net periodic benefit (income) cost at NEE	$(31)	$(29)	$(2)	$2
Net periodic benefit (income) cost at FPL	$(20)	$(18)	$(2)	$2

Amendments to Presentation of Retirement Benefits - Effective January 1, 2018, NEE adopted an accounting standards update that requires certain changes in classification of components of net periodic pension and postretirement benefit costs within the income statement and allows only the service cost component to be eligible for capitalization. NEE adopted the standards update using the retrospective approach for presentation of the components of net periodic pension and postretirement benefit costs and the prospective approach for capitalization of service cost. Upon adoption, NEE, among other things, reclassified the non-service cost components noted in the net periodic benefit (income) cost table above from O&M expense to other net periodic benefit income in NEE's condensed consolidated statements of income. The adoption of this standards update did not have an impact on net income attributable to NEE and did not have any impact on FPL as NEE is the plan sponsor.

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

For interest rate and foreign currency derivative instruments, essentially all changes in the derivatives' fair value, as well as the transaction gain or loss on foreign denominated debt, are recognized in interest expense and the equity method investees' related activity is recognized in equity in earnings of equity method investees in NEE's condensed consolidated statements of income. At March 31, 2018, NEE's AOCI included amounts related to discontinued interest rate cash flow hedges with expiration dates through March 2035 and foreign currency cash flow hedges with expiration dates through September 2030. Approximately $24 million of net losses included in AOCI at March 31, 2018 is expected to be reclassified into earnings within the next 12 months as the principal and/or interest payments are made. Such amounts assume no change in scheduled principal payments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments - The tables below present NEE's and FPL's gross derivative positions at March 31, 2018 and December 31, 2017, as required by disclosure rules. However, the majority of the underlying contracts are subject to master netting agreements and generally would not be contractually settled on a gross basis. Therefore, the tables below also present the derivative positions on a net basis, which reflect the offsetting of positions of certain transactions within the portfolio, the contractual ability to settle contracts under master netting arrangements and the netting of margin cash collateral (see Note 5 - Recurring Fair Value Measurements for netting information), as well as the location of the net derivative position on the condensed consolidated balance sheets.

	March 31, 2018
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$4,308	$3,071	$1,893	$674
Interest rate contracts	77	208	78	209
Foreign currency contracts	35	24	47	36
Total fair values	$4,420	$3,303	$2,018	$919

FPL:
Commodity contracts	$3	$3	$2	$2

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$577
Noncurrent derivative assets			1,441
Current derivative liabilities				$450
Noncurrent derivative liabilities(b)				469
Total derivatives			$2,018	$919

Net fair value by FPL balance sheet line item:
Current other assets			$2
Current other liabilities				$2
Total derivatives			$2	$2
———————————————

(a)	Reflects the netting of approximately $34 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $16 million in margin cash collateral paid to counterparties.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2017
	Gross Basis		Net Basis
	Assets	Liabilities	Assets	Liabilities
	(millions)
NEE:
Commodity contracts	$3,962	$2,792	$1,737	$567
Interest rate contracts	50	275	55	280
Foreign currency contracts	—	40	12	52
Total fair values	$4,012	$3,107	$1,804	$899

FPL:
Commodity contracts	$3	$3	$2	$2

Net fair value by NEE balance sheet line item:
Current derivative assets(a)			$489
Noncurrent derivative assets			1,315
Current derivative liabilities				$364
Noncurrent derivative liabilities(b)				535
Total derivatives			$1,804	$899

Net fair value by FPL balance sheet line item:
Current other assets			$2
Current other liabilities				$2
Total derivatives			$2	$2
———————————————

(a)	Reflects the netting of approximately $39 million in margin cash collateral received from counterparties.

(b)	Reflects the netting of approximately $39 million in margin cash collateral paid to counterparties.

At March 31, 2018 and December 31, 2017, NEE had approximately $7 million and $10 million (none at FPL), respectively, in margin cash collateral received from counterparties that was not offset against derivative assets in the above presentation. These amounts are included in current other liabilities on NEE's condensed consolidated balance sheets. Additionally, at March 31, 2018 and December 31, 2017, NEE had approximately $202 million and $40 million (none at FPL), respectively, in margin cash collateral paid to counterparties that was not offset against derivative assets or liabilities in the above presentation. These amounts are included in current other assets on NEE's condensed consolidated balance sheets.

Income Statement Impact of Derivative Instruments - Gains (losses) related to NEE's derivatives are recorded in NEE's condensed consolidated statements of income as follows:

	Three Months Ended March 31,
	2018	2017
	(millions)
Commodity contracts(a) - operating revenues	$137	$291
Foreign currency contracts - interest expense	45	21
Foreign currency contracts - other - net	—	(1)
Interest rate contracts - interest expense	59	(45)
Losses reclassified from AOCI to interest expense:
Interest rate contracts	(9)	(10)
Foreign currency contracts	(1)	(3)
Total	$231	$253
———————————————

(a)
For the three months ended March 31, 2018 and 2017, FPL recorded approximately $4 million of gains and $104 million of losses, respectively, related to commodity contracts as regulatory liabilities and regulatory assets, respectively, on its condensed consolidated balance sheets.

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

	March 31, 2018				December 31, 2017
Commodity Type	NEE		FPL		NEE		FPL
	(millions)
Power	(105)	MWh	—		(109)	MWh	—
Natural gas	(40)	MMBtu	319	MMBtu	(74)	MMBtu	142	MMBtu
Oil	(19)	barrels	—		(15)	barrels	—

At March 31, 2018 and December 31, 2017, NEE had interest rate contracts with notional amounts totaling approximately $8.6 billion and $12.1 billion, respectively, and foreign currency contracts with notional amounts totaling approximately $656 million and $718 million, respectively.

Credit-Risk-Related Contingent Features - Certain derivative instruments contain credit-risk-related contingent features including, among other things, the requirement to maintain an investment grade credit rating from specified credit rating agencies and certain financial ratios, as well as credit-related cross-default and material adverse change triggers. At March 31, 2018 and December 31, 2017, the aggregate fair value of NEE's derivative instruments with credit-risk-related contingent features that were in a liability position was approximately $1.6 billion ($3 million for FPL) and $1.1 billion ($3 million for FPL), respectively.

If the credit-risk-related contingent features underlying these derivative agreements were triggered, certain subsidiaries of NEE, including FPL, could be required to post collateral or settle contracts according to contractual terms which generally allow netting of contracts in offsetting positions. Certain derivative contracts contain multiple types of credit-related triggers. To the extent these contracts contain a credit ratings downgrade trigger, the maximum exposure is included in the following credit ratings collateral posting requirements. If FPL's and NEECH's credit ratings were downgraded to BBB/Baa2 (a two level downgrade for FPL and a one level downgrade for NEECH from the current lowest applicable rating), applicable NEE subsidiaries would be required to post collateral such that the total posted collateral would be approximately $95 million (none at FPL) at March 31, 2018 and $145 million (none at FPL) at December 31, 2017. If FPL's and NEECH's credit ratings were downgraded to below investment grade, applicable NEE subsidiaries would be required to post additional collateral such that the total posted collateral would be approximately $1.1 billion ($25 million at FPL) at March 31, 2018 and $1.2 billion ($45 million at FPL) at December 31, 2017. Some derivative contracts do not contain credit ratings downgrade triggers, but do contain provisions that require certain financial measures be maintained and/or have credit-related cross-default triggers. In the event these provisions were triggered, applicable NEE subsidiaries could be required to post additional collateral of up to approximately $195 million ($85 million at FPL) at March 31, 2018 and $210 million ($95 million at FPL) at December 31, 2017.

Collateral related to derivatives may be posted in the form of cash or credit support in the normal course of business. At March 31, 2018 and December 31, 2017, applicable NEE subsidiaries have posted approximately $2 million (none at FPL) and $2 million (none at FPL), respectively, in cash and $25 million (none at FPL) and $20 million (none at FPL), respectively, in the form of letters of credit, each of which could be applied toward the collateral requirements described above. FPL and NEECH have capacity under their credit facilities generally in excess of the collateral requirements described above that would be available to support, among other things, derivative activities. Under the terms of the credit facilities, maintenance of a specific credit rating is not a condition to drawing on these credit facilities, although there are other conditions to drawing on these credit facilities.

Additionally, some contracts contain certain adequate assurance provisions whereby a counterparty may demand additional collateral based on subjective events and/or conditions. Due to the subjective nature of these provisions, NEE and FPL are unable to determine an exact value for these items and they are not included in any of the quantitative disclosures above.

5.  Fair Value Measurements

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

Cash Equivalents and Restricted Cash Equivalents - NEE and FPL hold investments in money market funds. The fair value of these funds is estimated using a market approach based on current observable market prices.

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

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recurring Fair Value Measurements - NEE's and FPL's financial assets and liabilities and other fair value measurements made on a recurring basis by fair value hierarchy level are as follows:

	March 31, 2018
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(b)
NEE - equity securities	$227	$—		$—		$227
FPL - equity securities	$117	$—		$—		$117
Special use funds:(c)
NEE:
Equity securities	$1,631	$1,691	(d)	$—		$3,322
U.S. Government and municipal bonds	$444	$151		$—		$595
Corporate debt securities	$1	$716		$—		$717
Mortgage-backed securities	$—	$427		$—		$427
Other debt securities	$—	$141		$—		$141
FPL:
Equity securities	$457	$1,537	(d)	$—		$1,994
U.S. Government and municipal bonds	$346	$118		$—		$464
Corporate debt securities	$—	$545		$—		$545
Mortgage-backed securities	$—	$322		$—		$322
Other debt securities	$—	$127		$—		$127
Other investments:(e)
NEE:
Equity securities	$2	$12		$—		$14
Debt securities	$32	$103		$—		$135
Derivatives:
NEE:
Commodity contracts	$1,030	$2,023		$1,255	$(2,415)	$1,893	(f)
Interest rate contracts	$—	$77		$—	$1	$78	(f)
Foreign currency contracts	$—	$35		$—	$12	$47	(f)
FPL - commodity contracts	$—	$2		$1	$(1)	$2	(f)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,038	$1,550		$483	$(2,397)	$674	(f)
Interest rate contracts	$—	$61		$147	$1	$209	(f)
Foreign currency contracts	$—	$24		$—	$12	$36	(f)
FPL - commodity contracts	$—	$—		$3	$(1)	$2	(f)
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

(b)	Includes restricted cash equivalents of approximately $107 million ($103 million for FPL) in current other assets on the condensed consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	Included in noncurrent other assets in the condensed consolidated balance sheets.

(f)	See Note 4 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	December 31, 2017
	Level 1	Level 2		Level 3	Netting(a)	Total
	(millions)
Assets:
Cash equivalents and restricted cash equivalents:(b)
NEE - equity securities	$1,294	$—		$—		$1,294
FPL - equity securities	$144	$—		$—		$144
Special use funds:(c)
NEE:
Equity securities	$1,595	$1,719	(d)	$—		$3,314
U.S. Government and municipal bonds	$478	$139		$—		$617
Corporate debt securities	$1	$764		$—		$765
Mortgage-backed securities	$—	$435		$—		$435
Other debt securities	$—	$129		$—		$129
FPL:
Equity securities	$473	$1,562	(d)	$—		$2,035
U.S. Government and municipal bonds	$362	$112		$—		$474
Corporate debt securities	$—	$539		$—		$539
Mortgage-backed securities	$—	$333		$—		$333
Other debt securities	$—	$116		$—		$116
Other investments:(e)
NEE:
Equity securities	$2	$10		$—		$12
Debt securities	$34	$103		$—		$137
Derivatives:
NEE:
Commodity contracts	$1,303	$1,301		$1,358	$(2,225)	$1,737	(f)
Interest rate contracts	$—	$50		$—	$5	$55	(f)
Foreign currency contracts	$—	$—		$—	$12	$12	(f)
FPL - commodity contracts	$—	$1		$2	$(1)	$2	(f)
Liabilities:
Derivatives:
NEE:
Commodity contracts	$1,217	$915		$660	$(2,225)	$567	(f)
Interest rate contracts	$—	$143		$132	$5	$280	(f)
Foreign currency contracts	$—	$40		$—	$12	$52	(f)
FPL - commodity contracts	$—	$1		$2	$(1)	$2	(f)
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

(b)	Includes restricted cash equivalents of approximately $159 million ($128 million for FPL) in current other assets on the condensed consolidated balance sheets.

(c)	Excludes investments accounted for under the equity method and loans not measured at fair value on a recurring basis. See Fair Value of Financial Instruments Recorded at Other than Fair Value below.

(d)	Primarily invested in commingled funds whose underlying securities would be Level 1 if those securities were held directly by NEE or FPL.

(e)	Included in noncurrent other assets in the condensed consolidated balance sheets.

(f)	See Note 4 - Fair Value of Derivative Instruments for a reconciliation of net derivatives to NEE's and FPL's condensed consolidated balance sheets.

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

The significant unobservable inputs used in the valuation of NEE's commodity contracts categorized as Level 3 of the fair value hierarchy at March 31, 2018 are as follows:

	Fair Value at		Valuation	Significant
Transaction Type	March 31, 2018		Technique(s)	Unobservable Inputs	Range
	Assets	Liabilities
	(millions)
Forward contracts - power	$783	$254	Discounted cash flow	Forward price (per MWh)	$(40)	—	$284
Forward contracts - gas	57	8	Discounted cash flow	Forward price (per MMBtu)	$1	—	$6
Options - power	49	15	Option models	Implied correlations	1%	—	100%
				Implied volatilities	7%	—	485%
Options - primarily gas	100	168	Option models	Implied correlations	1%	—	100%
				Implied volatilities	1%	—	95%
Full requirements and unit contingent contracts	266	38	Discounted cash flow	Forward price (per MWh)	$(29)	—	$928
				Customer migration rate(a)	—%	—	20%
Total	$1,255	$483
———————————————

(a)	Applies only to full requirements contracts.

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

In addition, the fair value measurement of interest rate contract net liabilities related to the solar projects in Spain of approximately $147 million at March 31, 2018 includes a significant credit valuation adjustment. The credit valuation adjustment, considered an unobservable input, reflects management's assessment of non-performance risk of the subsidiaries related to the solar projects in Spain that are party to the contracts.

The reconciliation of changes in the fair value of derivatives that are based on significant unobservable inputs is as follows:

	Three Months Ended March 31,
	2018		2017
	NEE	FPL	NEE	FPL
	(millions)
Fair value of net derivatives based on significant unobservable inputs at December 31 of prior period	$564	$—	$578	$1
Realized and unrealized gains (losses):
Included in earnings(a)	16	—	216	—
Included in other comprehensive income(b)	(3)	—	(1)	—
Included in regulatory assets and liabilities	(1)	(2)	(2)	(2)
Purchases	42	—	21	—
Settlements	48	—	(85)	(3)
Issuances	(33)	—	(16)	—
Impact of adoption of new revenue standard(c)	(30)	—	—	—
Transfers in(d)	—	—	9	—
Transfers out(d)	22	—	(5)	—
Fair value of net derivatives based on significant unobservable inputs at March 31	$625	$(2)	$715	$(4)
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to derivatives still held at the reporting date(e)	$19	$—	$141	$—
———————————————

(a)
For the three months ended March 31, 2018 and 2017, realized and unrealized gains of approximately $26 million and $215 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

(b)	Reflected in net unrealized gains on foreign currency translation on the condensed consolidated statements of comprehensive income.

(c)	See Note 1.

(d)
Transfers into Level 3 were a result of decreased observability of market data and transfers from Level 3 to Level 2 were a result of increased observability of market data. NEE's and FPL's policy is to recognize all transfers at the beginning of the reporting period.

(e)
For the three months ended March 31, 2018 and 2017, unrealized gains of approximately $29 million and $141 million, respectively, are reflected in the condensed consolidated statements of income in operating revenues and the balance is reflected in interest expense.

Fair Value of Financial Instruments Recorded at Other than Fair Value - The carrying amounts of commercial paper and other short-term debt approximate their fair values. The carrying amounts and estimated fair values of other financial instruments recorded at other than fair value are as follows:

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	March 31, 2018			December 31, 2017
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(millions)
NEE:
Special use funds(a)	$833	$833		$743	$744
Other investments - primarily notes receivable(b)	$19	$19		$500	$680
Long-term debt, including current maturities	$29,226	$30,828	(c)	$33,134	$35,447	(c)
FPL:
Special use funds(a)	$687	$687		$593	$593
Long-term debt, including current maturities	$11,895	$13,077	(c)	$11,702	$13,285	(c)
———————————————

(a)	Primarily represents investments accounted for under the equity method and loans not measured at fair value on a recurring basis.

(b)
Included in noncurrent other assets in the condensed consolidated balance sheets. At December 31, 2017, primarily a note receivable (Level 3) classified as held for sale and under contract, along with debt secured by this note receivable (see Note 7 - NEER).

(c)	At March 31, 2018 and December 31, 2017, for NEE, approximately $30,649 million and $33,743 million, respectively, is Level 2; the balance is Level 3. For FPL, all is Level 2.

Special Use Funds - The special use funds noted above and those carried at fair value (see Recurring Fair Value Measurements above) consist of NEE's nuclear decommissioning fund assets of approximately $5,957 million and $6,003 million at March 31, 2018 and December 31, 2017, respectively, ($4,061 million and $4,090 million, respectively, for FPL) and FPL's storm fund assets of $78 million at March 31, 2018. The investments held in the special use funds consist of equity and debt securities which are primarily carried at estimated fair value. In connection with the adoption of a new accounting standards update as discussed below, available for sale securities include only debt securities in 2018 and debt and equity securities in 2017. The amortized cost of debt securities is approximately $1,894 million and $1,921 million at March 31, 2018 and December 31, 2017, respectively, ($1,469 million and $1,443 million, respectively, for FPL). The amortized cost of equity securities was approximately $1,521 million at December 31, 2017 ($783 million for FPL). For FPL's special use funds, consistent with regulatory treatment, changes in fair value, including any other than temporary impairment losses, result in a corresponding adjustment to the related regulatory asset or liability accounts. For NEE's non-rate regulated operations, changes in fair value of debt securities result in a corresponding adjustment to OCI, except for unrealized losses considered to be other than temporary, including any credit losses, which are recognized in other - net in NEE's condensed consolidated statements of income. For NEE's non-rate regulated operations, changes in fair value of equity securities are recorded in change in unrealized losses on equity securities held in NEER's nuclear decommissioning funds - net in NEE’s condensed consolidated statements of income. Debt securities included in the nuclear decommissioning funds have a weighted-average maturity at March 31, 2018 of approximately eight years at both NEE and FPL. The cost of securities sold is determined using the specific identification method.

Realized gains and losses and proceeds from the sale or maturity of available for sale securities are as follows:

	NEE		FPL
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
	(millions)
Realized gains	$8	$55	$5	$13
Realized losses	$14	$29	$9	$19
Proceeds from sale or maturity of securities	$595	$626	$389	$441

The unrealized gains and unrealized losses on available for sale debt securities and the fair value of available for sale debt securities in an unrealized loss position are as follows:

	NEE		FPL
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(millions)
Unrealized gains	$18	$37	$15	$28
Unrealized losses(a)	$32	$12	$25	$9
Fair value	$1,295	$918	$1,008	$670
———————————————

(a)	Unrealized losses on available for sale debt securities in an unrealized loss position for greater than twelve months at March 31, 2018 and December 31, 2017 were not material to NEE or FPL.

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

Financial Instruments Accounting Standards Update - Effective January 1, 2018, NEE and FPL adopted an accounting standards update which modifies guidance for financial instruments and makes certain changes to presentation and disclosure requirements. The standards update requires that equity investments (except investments accounted for under the equity method and investments that are consolidated) be measured at fair value with changes in fair value recognized in net income. This standards update primarily impacts the equity securities in NEER's special use funds and is expected to result in increased earnings volatility in future periods based on market conditions. NEE and FPL adopted this standards update using the modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings on January 1, 2018. Upon adoption, NEE reclassified net unrealized after-tax gains of approximately $312 million from AOCI to retained earnings. The implementation of this standards update had no impact on FPL as changes in the fair value of equity securities in FPL's special use funds are deferred as regulatory assets or liabilities pursuant to accounting guidance for regulated operations.

6.  Income Taxes

NEE's effective income tax rates for the three months ended March 31, 2018 and 2017 were approximately 25% and 30%, respectively. The rates for both periods reflect the benefit of PTCs of approximately $23 million and $28 million, respectively, related to NEER's wind projects, as well as ITCs and deferred income taxes associated with grants under the Recovery Act (convertible ITCs) totaling approximately $36 million and $128 million, respectively, related to solar and certain wind projects at NEER. During the three months ended March 31, 2018, NEE recorded an income tax charge of approximately $125 million related to an adjustment to differential membership interests primarily as a result of the change in federal income tax rates effective January 1, 2018 (see Note 10 - Accounting for Partial Sales of Nonfinancial Assets).

NEE recognizes PTCs as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes, which may differ significantly from amounts computed, on a quarterly basis, using an overall effective income tax rate anticipated for the full year. NEE uses this method of recognizing PTCs for specific reasons, including that PTCs are an integral part of the financial viability of most wind projects and a fundamental component of such wind projects' results of operations. PTCs, as well as ITCs and deferred income taxes associated with convertible ITCs, can significantly affect NEE's effective income tax rate depending on the amount of pretax income. The amount of PTCs recognized can be significantly affected by wind generation and by the roll off of PTCs after ten years of production.

On December 22, 2017, tax reform legislation was signed into law which, among other things, reduced the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, NEE, including FPL, performed an analysis to preliminarily revalue its deferred income taxes and included an estimate of changes in the balances in NEE's and FPL's December 31, 2017 financial statements. At December 31, 2017, the revaluation reduced NEE’s net deferred income tax liabilities by approximately $6.5 billion, of which $4.5 billion related to net deferred income tax liabilities at FPL and the remaining $2 billion related to net deferred income tax liabilities at NEER. The $2 billion reduction in NEER’s deferred income tax liabilities increased NEER’s 2017 net income. The $4.5 billion reduction in FPL’s deferred income tax liabilities was recorded as a regulatory liability. While NEE and FPL continue to believe that the provisional tax reform adjustments are reasonable estimates of the effects on its existing deferred taxes, additional analysis and detailed reviews are still being performed to finalize the accounting for the remeasurement of deferred tax assets and liabilities as a result of the enactment of tax reform. Effective January 1, 2018, NEE early adopted an accounting standards update that provided entities the option to reclassify certain tax effects from AOCI to retained earnings as a result of tax reform. Upon adoption, NEE reclassified approximately $16 million of tax benefits from AOCI to retained earnings.

7.  Variable Interest Entities (VIEs)

At March 31, 2018, NEE had twenty-eight VIEs which it consolidated and had interests in certain other VIEs which it did not consolidate.

FPL - FPL is considered the primary beneficiary of, and therefore consolidates, a VIE that is a wholly owned bankruptcy remote special purpose subsidiary that it formed in 2007 for the sole purpose of issuing storm-recovery bonds pursuant to the securitization provisions of the Florida Statutes and a financing order of the FPSC. FPL is considered the primary beneficiary because FPL has

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

the power to direct the significant activities of the VIE, and its equity investment, which is subordinate to the bondholder's interest in the VIE, is at risk. Storm restoration costs incurred by FPL during 2005 and 2004 exceeded the amount in FPL's funded storm and property insurance reserve, resulting in a storm reserve deficiency. In 2007, the VIE issued $652 million aggregate principal amount of senior secured bonds (storm-recovery bonds), primarily for the after-tax equivalent of the total of FPL's unrecovered balance of the 2004 storm restoration costs, the 2005 storm restoration costs and to reestablish FPL's storm and property insurance reserve. In connection with this financing, net proceeds, after debt issuance costs, to the VIE (approximately $644 million) were used to acquire the storm-recovery property, which includes the right to impose, collect and receive a storm-recovery charge from all customers receiving electric transmission or distribution service from FPL under rate schedules approved by the FPSC or under special contracts, certain other rights and interests that arise under the financing order issued by the FPSC and certain other collateral pledged by the VIE that issued the bonds. The storm-recovery bonds are payable only from and are secured by the storm-recovery property. The bondholders have no recourse to the general credit of FPL. The assets of the VIE were approximately $107 million and $148 million at March 31, 2018 and December 31, 2017, respectively, and consisted primarily of storm-recovery property, which are included in both current and noncurrent regulatory assets on NEE's and FPL's condensed consolidated balance sheets. The liabilities of the VIE were approximately $108 million and $147 million at March 31, 2018 and December 31, 2017, respectively, and consisted primarily of storm-recovery bonds, which are included in current maturities of long-term debt and long-term debt on NEE's and FPL's condensed consolidated balance sheets.

NEER - NEE consolidates twenty-seven NEER VIEs. NEER is considered the primary beneficiary of these VIEs since NEER controls the most significant activities of these VIEs, including operations and maintenance, and has the obligation to absorb expected losses of these VIEs.

Prior to January 1, 2018, a subsidiary of NEER was the primary beneficiary of, and therefore consolidated NEP, which consolidated NEP OpCo because of NEP’s controlling interest as the general partner of NEP OpCo. At December 31, 2017, NEE owned a controlling non-economic general partner interest in NEP and a limited partner interest in NEP OpCo, and presented limited partner interests in NEP and NEP OpCo as noncontrolling interests in NEE's consolidated financial statements. At December 31, 2017, NEE owned common units of NEP OpCo representing a noncontrolling interest in NEP's operating projects of approximately 65.1%. The assets and liabilities of NEP were approximately $8.4 billion and $6.2 billion, respectively, at December 31, 2017, and primarily consisted of property, plant and equipment and long-term debt. During the third quarter of 2017, changes to NEP's governance structure were made that, among other things, enhanced NEP unitholder governance rights. As a result of these governance changes, NEP is no longer a VIE and NEP was deconsolidated from NEE in January 2018 (see Note 2) resulting in NEE no longer indirectly consolidating NEP OpCo. NEP OpCo continues to be a VIE and NEE records its noncontrolling interest in NEP OpCo as an equity method investment (See Other below).

A NEER VIE consolidates two entities which own and operate natural gas/oil electric generation facilities with the capability of producing 110 MW. These entities sell their electric output under power sales contracts to a third party, with expiration dates in 2018 and 2020. The power sales contracts provide the offtaker the ability to dispatch the facilities and require the offtaker to absorb the cost of fuel. The entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of the VIE were approximately $68 million and $22 million, respectively, at March 31, 2018 and $89 million and $29 million, respectively, at December 31, 2017, and consisted primarily of property, plant and equipment and long-term debt.

Two indirect subsidiaries of NEER each contributed, to a NEP subsidiary, an approximately 50% ownership interest in three entities which own and operate solar PV facilities with the capability of producing a total of approximately 277 MW. Each of the two indirect subsidiaries of NEER is considered a VIE since the non-managing members have no substantive rights over the managing members, and is consolidated by NEER. These three entities sell their electric output to third parties under power sales contracts with expiration dates in 2035 and 2036. The three entities have third-party debt which is secured by liens against the assets of the entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs were approximately $546 million and $569 million, respectively, at March 31, 2018 and $548 million and $594 million, respectively, at December 31, 2017, and consisted primarily of property, plant and equipment and long-term debt.

In February 2018, NEER sold a special purpose entity for net cash proceeds of approximately $71 million. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $50 million (approximately $37 million after tax) was recorded in gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income during the three months ended March 31, 2018. Prior to the sale, the special purpose entity had insufficient equity at risk and was considered a VIE. The entity provided a loan in the form of a note receivable (see Note 5 - Fair Value of Financial Instruments Recorded at Other than Fair Value) to an unrelated third party, and also issued senior secured bonds which are collateralized by the note receivable. The assets and liabilities of the VIE were approximately $490 million and $502 million, respectively, at December 31, 2017, and consisted primarily of notes receivables (included in noncurrent other assets and classified as held for sale) and long-term debt.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The other twenty-four NEER VIEs that are consolidated relate to certain subsidiaries which have sold differential membership interests in entities which own and operate wind electric generation and solar PV facilities with the capability of producing a total of approximately 6,367 MW and 374 MW, respectively. These entities sell their electric output either under power sales contracts to third parties with expiration dates ranging from 2018 through 2046 or in the spot market. These entities are considered VIEs because the holders of differential membership interests do not have substantive rights over the significant activities of these entities. Certain entities have third-party debt which is secured by liens against the generation facilities and the other assets of these entities or by pledges of NEER's ownership interest in these entities. The debt holders have no recourse to the general credit of NEER for the repayment of debt. The assets and liabilities of these VIEs totaled approximately $9.9 billion and $1.3 billion, respectively, at March 31, 2018. There were thirty-one consolidated VIEs at December 31, 2017 which included seven NEP-owned projects prior to the NEP deconsolidation; the assets and liabilities of those VIEs totaled approximately $13.1 billion and $6.9 billion, respectively. At March 31, 2018 and December 31, 2017, the assets and liabilities of the VIEs consisted primarily of property, plant and equipment and long-term debt, and also deferral related to differential membership interests at December 31, 2017.

Other - At March 31, 2018 and December 31, 2017, several NEE subsidiaries had investments totaling approximately $2,653 million ($2,176 million at FPL) and $2,634 million ($2,195 million at FPL), respectively, which are included in special use funds and noncurrent other assets on NEE's condensed consolidated balance sheets and in special use funds on FPL's condensed consolidated balance sheets. These investments represented primarily commingled funds and mortgage-backed securities. NEE subsidiaries, including FPL, are not the primary beneficiary and therefore do not consolidate any of these entities because they do not control any of the ongoing activities of these entities, were not involved in the initial design of these entities and do not have a controlling financial interest in these entities.

Certain subsidiaries of NEE have noncontrolling interests in entities accounted for under the equity method. These entities are limited partnerships or similar entity structures in which the limited partners or nonmanaging members do not have substantive rights, and therefore are considered VIEs. NEE is not the primary beneficiary because it does not have a controlling financial interest in these entities, and therefore does not consolidate any of these entities. Beginning in January 2018, as a result of the deconsolidation of NEP, NEE records its noncontrolling interest in NEP OpCo as an equity method investment. NEE’s investment in these entities totaled approximately $4,797 million and $248 million at March 31, 2018 and December 31, 2017, respectively. Subsidiaries of NEE had committed to invest an additional approximately $70 million and $75 million in three of the entities at March 31, 2018 and December 31, 2017, respectively.

8. Equity

Earnings Per Share - The reconciliation of NEE's basic and diluted earnings per share attributable to NEE is as follows:

	Three Months Ended March 31,
	2018	2017
	(millions, except per share amounts)
Numerator:
Net income attributable to NEE - basic	$4,428	$1,583
Adjustment for the impact of dilutive securities at NEP	(9)	—
Net income attributable to NEE - assuming dilution	$4,419	$1,583

Denominator:
Weighted-average number of common shares outstanding - basic	470.7	467.5
Equity units, stock options, performance share awards, forward sale agreements and restricted stock(a)	3.6	2.7
Weighted-average number of common shares outstanding - assuming dilution	474.3	470.2
Earnings per share attributable to NEE:
Basic	$9.41	$3.39
Assuming dilution	$9.32	$3.37
———————————————

(a)
Calculated using the treasury stock method. Performance share awards are included in diluted weighted-average number of common shares outstanding based upon what would be issued if the end of the reporting period was the end of the term of the award.

Common shares issuable pursuant to stock options, performance share awards and/or equity units, as well as restricted stock which were not included in the denominator above due to their antidilutive effect were 0.2 million and 11.9 million for the three months ended March 31, 2018 and 2017, respectively.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Accumulated Other Comprehensive Income (Loss) - The components of AOCI, net of tax, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended March 31, 2018
Balances, December 31, 2017	$(77)		$316		$(39)	$(69)	$(20)	$111
Other comprehensive income (loss) before reclassifications	—		(5)		(2)	(20)	2	(25)
Amounts reclassified from AOCI	7	(a)	(1)	(b)	—	—	—	6
Net other comprehensive income (loss)	7		(6)		(2)	(20)	2	(19)
Impact of NEP deconsolidation(c)	3		—		—	37	18	58
Adoption of accounting standards updates(d)	(7)		(312)		(9)	—	—	(328)
Balances, March 31, 2018	$(74)		$(2)		$(50)	$(52)	$—	$(178)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 4 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

(c)	Reclassified and reflected in gain on NEP deconsolidation. See Note 2.

(d)	Reclassified to retained earnings. See Notes 5 - Financial Instruments Accounting Standards Update and 6.

	Accumulated Other Comprehensive Income (Loss)
	Net Unrealized Gains (Losses) on Cash Flow Hedges		Net Unrealized Gains (Losses) on Available for Sale Securities		Defined Benefit Pension and Other Benefits Plans	Net Unrealized Gains (Losses) on Foreign Currency Translation	Other Comprehensive Income (Loss) Related to Equity Method Investees	Total
	(millions)
Three Months Ended March 31, 2017
Balances, December 31, 2016	$(100)		$225		$(83)	$(90)	$(22)	$(70)
Other comprehensive income (loss) before reclassifications	—		34		(3)	16	1	48
Amounts reclassified from AOCI	9	(a)	(16)	(b)	—	—	—	(7)
Net other comprehensive income (loss)	9		18		(3)	16	1	41
Other comprehensive income attributable to noncontrolling interests	(10)		—		—	(1)	—	(11)
Balances, March 31, 2017	$(101)		$243		$(86)	$(75)	$(21)	$(40)
———————————————

(a)	Reclassified to interest expense in NEE's condensed consolidated statements of income. See Note 4 - Income Statement Impact of Derivative Instruments.

(b)	Reclassified to gains on disposal of investments and other property - net in NEE's condensed consolidated statements of income.

9.  Debt

Significant long-term debt issuances and borrowings during the three months ended March 31, 2018 were as follows:

	Principal Amount	Interest Rate		Maturity Date
	(millions)
FPL - First mortgage bonds	$1,000	3.95%		2048
NEECH - Debentures	$800	Variable	(a)	2019
———————————————

(a)	Variable rate is based on an underlying index plus a margin.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10.  Summary of Significant Accounting and Reporting Policies

Goodwill and Other Intangible Assets - Effective January 1, 2018, NEE and FPL adopted an accounting standards update that clarified the definition of a business. The revised guidance affects the evaluation of whether a transaction should be accounted for as an acquisition or disposition of an asset or a business. NEE and FPL adopted this guidance on a prospective basis effective January 1, 2018.

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

At March 31, 2018 and December 31, 2017, NEE had approximately $358 million ($116 million for FPL) and $269 million ($141 million for FPL), respectively, of restricted cash, of which approximately $345 million ($103 million for FPL) and $247 million ($128 million for FPL), respectively, is included in current other assets and the remaining balance is included in noncurrent other assets on NEE's and FPL's condensed consolidated balance sheets. Restricted cash is primarily related to debt service payments, bond proceeds held for construction at FPL and margin cash collateral requirements. In addition, where offsetting positions exist, restricted cash related to margin cash collateral is netted against derivative instruments, which totaled $2 million at March 31, 2018. See Note 4.

Leases - In February 2016, the FASB issued an accounting standards update which requires, among other things, that lessees recognize a lease liability, initially measured at the present value of the future lease payments, and a right-of-use asset for all leases (with the exception of short-term leases) (new lease standard). The new lease standard also requires new qualitative and quantitative disclosures for both lessees and lessors. The new lease standard will be effective for NEE and FPL beginning January 1, 2019. Early adoption is permitted.

NEE and FPL are currently reviewing their portfolio of contracts and evaluating the proper application of the new lease standard to these contracts in order to determine the impact the adoption will have on their consolidated financial statements, including timing of adoption. NEE and FPL are implementing a number of system enhancements to facilitate the identification, tracking and reporting of leases based upon the requirements of the new lease standard. NEE and FPL are continuing to assess the transition options and practical expedients and monitoring industry implementation issues.

Accounting for Partial Sales of Nonfinancial Assets - Effective January 1, 2018, NEE and FPL adopted an accounting standards update regarding the accounting for partial sales of nonfinancial assets using the modified retrospective approach, resulting in cumulative effects being recognized on January 1, 2018. This standards update affects the accounting and related financial statement presentation for the sales of differential membership interests to third-party investors and the sales of NEER assets to indirect subsidiaries of NEP. The adoption of this standards update did not have an impact on FPL.

For the sales of differential membership interests to third-party investors, NEE recorded an increase to retained earnings of approximately $34 million ($56 million pretax) and a reduction to additional paid-in capital of $77 million ($59 million after tax) on January 1, 2018. In addition, the liability reflected as deferral related to differential membership interests - VIEs on NEE's consolidated balance sheets at December 31, 2017 was reclassified to noncontrolling interests. In future periods, as the third-party investors receive their portion of the economic attributes of the related facilities, NEE records such amounts as net loss attributable to noncontrolling interests. Prior to the adoption of this standards update, the income related to differential membership interests was being recognized in benefits associated with differential membership interests - net in NEE's condensed consolidated statements of income. Additionally, net (income) loss attributable to noncontrolling interests for the three months ended March 31, 2018 includes approximately $497 million ($373 million after tax) related to a reduction of differential membership interests as a result of the change in federal income tax rates effective January 1, 2018.

Also upon adoption of the standards update, the profit sharing liability associated with the sales of NEER assets to NEP was eliminated and NEE recorded an increase to additional paid-in capital of approximately $842 million ($652 million after tax) and a reduction to retained earnings of approximately $52 million ($69 million pretax) on January 1, 2018. Due to the deconsolidation of NEP, the previous accounting guidance would not have had an impact on NEE's 2018 financial statements, but rather the profit sharing liability would have increased the gain on NEP deconsolidation.

Assets and Liabilities Associated with Assets Held for Sale - In January 2017, an indirect wholly owned subsidiary of NEE completed the sale of its membership interests in its fiber-optic telecommunications business for net cash proceeds of approximately $1.1 billion, after repayment of $370 million of related long-term debt. In connection with the sale and the related consolidating state income tax effects, a gain of approximately $1.1 billion (approximately $685 million after tax) was recorded in NEE's condensed consolidated statements of income during the three months ended March 31, 2017 and is included in gains on disposal of a business/assets - net.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

11.  Commitments and Contingencies

Commitments - NEE and its subsidiaries have made commitments in connection with a portion of their projected capital expenditures. Capital expenditures at FPL include, among other things, the cost for construction or acquisition of additional facilities and equipment to meet customer demand, as well as capital improvements to and maintenance of existing facilities and the procurement of nuclear fuel. At NEER, capital expenditures include, among other things, the cost, including capitalized interest, for construction and development of wind and solar projects and the procurement of nuclear fuel, as well as equity contributions to joint ventures for the construction of natural gas pipeline assets. Capital expenditures for Corporate and Other primarily include the cost to maintain existing transmission facilities at NEET.

At March 31, 2018, estimated capital expenditures for the remainder of 2018 through 2022 for which applicable internal approvals (and also, if required, regulatory approvals such as FPSC approvals for FPL) have been received were as follows:

	Remainder of 2018	2019	2020	2021	2022	Total
	(millions)
FPL:
Generation:(a)
New(b)(c)	$430	$465	$1,245	$1,100	$1,105	$4,345
Existing	980	855	460	550	490	3,335
Transmission and distribution	1,870	2,135	2,280	2,545	2,570	11,400
Nuclear fuel	130	150	135	145	165	725
General and other	385	320	290	300	280	1,575
Total	$3,795	$3,925	$4,410	$4,640	$4,610	$21,380
NEER:
Wind(d)	$1,550	$1,750	$40	$30	$25	$3,395
Solar(e)	90	—	—	—	—	90
Nuclear, including nuclear fuel	200	225	205	195	240	1,065
Natural gas pipelines(f)	850	50	25	15	25	965
Other	450	50	50	40	45	635
Total	$3,140	$2,075	$320	$280	$335	$6,150
Corporate and Other	$40	$20	$30	$15	$—	$105
———————————————

(a)	Includes AFUDC of approximately $74 million, $46 million, $47 million, $31 million and $14 million for the remainder of 2018 through 2022, respectively.

(b)	Includes land, generation structures, transmission interconnection and integration and licensing.

(c)
Excludes capital expenditures of approximately $800 million for the modernization of two generating units at FPL's Lauderdale facility to a high-efficiency natural gas-fired unit (Dania Beach Clean Energy Center), which is pending approval by the Florida Power Plant Siting Board, comprised of the Florida governor and cabinet.

(d)	Consists of capital expenditures for new wind projects, repowering of existing wind projects and related transmission totaling approximately 4,050 MW.

(e)	Includes capital expenditures for new solar projects and related transmission totaling approximately 100 MW.

(f)	Includes equity contributions associated with joint venture equity investments for the construction of natural gas pipelines.

The above estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Contracts - In addition to the commitments made in connection with the estimated capital expenditures included in the table in Commitments above, FPL has commitments under long-term purchased power and fuel contracts. FPL has various firm pay-for-performance contracts to purchase approximately 114 MW from certain cogenerators and small power producers with expiration dates ranging from 2026 through 2034. These contracts provide for capacity and energy payments. Energy payments are based on the actual power taken under these contracts and capacity payments are subject to the facilities meeting certain contract conditions. FPL has contracts with expiration dates through 2042 for the purchase and transportation of natural gas and coal, and storage of natural gas.

At March 31, 2018, NEER has entered into contracts with expiration dates ranging from May 2018 through 2032 primarily for the purchase of wind turbines, wind towers and solar modules and related construction and development activities, as well as for the supply of uranium, and the conversion, enrichment and fabrication of nuclear fuel, and has made commitments for the construction of natural gas pipelines. Approximately $2.9 billion of related commitments are included in the estimated capital expenditures table in Commitments above. In addition, NEER has contracts primarily for the purchase, transportation and storage of natural gas with expiration dates ranging from late April 2018 through 2038.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The required capacity and/or minimum payments under contracts, including those discussed above, at March 31, 2018 were estimated as follows:

	Remainder of 2018	2019	2020	2021	2022	Thereafter
	(millions)
FPL:
Capacity charges(a)	$15	$20	$20	$20	$20	$225
Minimum charges, at projected prices:(b)
Natural gas, including transportation and storage(c)	$1,485	$980	$940	$905	$895	$11,240
Coal, including transportation	$30	$5	$—	$—	$—	$—
NEER(d)	$2,145	$540	$175	$145	$170	$1,330
Corporate and Other(e)(f)	$205	$15	$15	$10	$—	$—
———————————————

(a)
Capacity charges, substantially all of which are recoverable through the capacity clause, totaled approximately $5 million and $20 million for the three months ended March 31, 2018 and 2017, respectively. Energy charges, which are recoverable through the fuel clause, totaled approximately $7 million and $16 million for the three months ended March 31, 2018 and 2017, respectively.

(b)	Recoverable through the fuel clause.

(c)
Includes approximately $220 million, $290 million, $360 million, $390 million, $390 million and $7,175 million for the remainder of 2018 through 2022 and thereafter, respectively, of firm commitments related to the natural gas transportation agreements with Sabal Trail and Florida Southeast Connection.

(d)
Includes approximately $65 million, $65 million, $65 million, $65 million and $1,035 million in 2019 through 2022 and thereafter, respectively, of firm commitments related to a natural gas transportation agreement with a joint venture, in which NEER has a 31% equity investment, that is constructing a natural gas pipeline. These firm commitments are subject to the completion of construction of the pipeline which is expected at the end of 2018.

(e)	Includes an approximately $70 million commitment to invest in clean power and technology businesses through 2021.

(f)	Excludes approximately $170 million for the remainder of 2018 of joint obligations of NEECH and NEER which are included in the NEER amounts above.

FPL made an approximately $90 million payment to JEA, the 80% owner of St. Johns River Power Park coal units (SJRPP) in connection with the shutdown of SJRPP in January 2018, which had the effect of terminating a 375 MW take-or-pay purchased power contract, retiring SJRPP and eliminating FPL's 20% ownership interest. In connection with the FPSC's approval of the retirement, FPL recorded a regulatory asset of approximately $90 million at December 31, 2017, which is being amortized over the remaining life of the take-or-pay purchased power contract (October 2021) and recovered through the capacity clause. In January 2018, NEE and FPL reclassified the SJRPP net book value of approximately $191 million to a regulatory asset. Approximately $150 million of the regulatory asset will be amortized over 15 years in base rates beginning July 1, 2018 and the remainder will be amortized over 10 years through the environmental cost recovery clause beginning when FPL's base rates are next adjusted in a general base rate case. In addition, in connection with the shutdown of the plant, FPL had regulatory liabilities of approximately $62 million at December 31, 2017, which is being refunded to customers through the capacity clause over the remaining life of the take-or-pay purchased power contract.

Insurance - Liability for accidents at nuclear power plants is governed by the Price-Anderson Act, which limits the liability of nuclear reactor owners to the amount of insurance available from both private sources and an industry retrospective payment plan. In accordance with this Act, NEE maintains $450 million of private liability insurance per site, which is the maximum obtainable, and participates in a secondary financial protection system, which provides up to $12.6 billion of liability insurance coverage per incident at any nuclear reactor in the U.S. Under the secondary financial protection system, NEE is subject to retrospective assessments of up to $1.0 billion ($509 million for FPL), plus any applicable taxes, per incident at any nuclear reactor in the U.S., payable at a rate not to exceed $152 million ($76 million for FPL) per incident per year. NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $15 million, $38 million and $19 million, plus any applicable taxes, per incident, respectively.

NEE participates in a nuclear insurance mutual company that provides $2.75 billion of limited insurance coverage per occurrence per site for property damage, decontamination and premature decommissioning risks at its nuclear plants and a sublimit of $1.5 billion for non-nuclear perils, except for Duane Arnold which has a sublimit of $1.0 billion. NEE participates in co-insurance of 10% of the first $400 million of losses per site per occurrence. The proceeds from such insurance, however, must first be used for reactor stabilization and site decontamination before they can be used for plant repair. NEE also participates in an insurance program that provides limited coverage for replacement power costs if a nuclear plant is out of service for an extended period of time because of an accident. In the event of an accident at one of NEE's or another participating insured's nuclear plants, NEE could be assessed up to $177 million ($108 million for FPL), plus any applicable taxes, in retrospective premiums in a policy year. NEE and FPL are contractually entitled to recover a proportionate share of such assessments from the owners of minority interests in Seabrook, Duane Arnold and St. Lucie Unit No. 2, which approximates $2 million, $5 million and $4 million, plus any applicable taxes, respectively.

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

12.  Segment Information

NEE's reportable segments are FPL, a rate-regulated electric utility, and NEER, a competitive energy business. Corporate and Other represents other business activities and includes eliminating entries. NEE's segment information is as follows:

	Three Months Ended March 31,
	2018					2017
	FPL	NEER(a)(b)		Corporate and Other	NEE Consoli- dated(b)	FPL	NEER(a)		Corporate and Other		NEE Consoli- dated
					(millions)
Operating revenues	$2,620	$1,247		$(4)	$3,863	$2,527	$1,424		$21		$3,972
Operating expenses (income) - net	$1,912	$861		$43	$2,816	$1,716	$931		$(1,037)	(d)	$1,610	(d)
Net income attributable to NEE	$484	$3,926	(c)	$18	$4,428	$445	$476	(c)	$662		$1,583
———————————————

(a)
Interest expense allocated from NEECH is based on a deemed capital structure of 70% debt. For this purpose, differential membership interests sold by NEER subsidiaries are included with debt. Residual NEECH corporate interest expense is included in Corporate and Other.

(b)	NEP was deconsolidated from NEER in January 2018. See Note 2.

(c)	See Note 6 for a discussion of NEER's tax benefits related to PTCs.

(d)	Prior period amounts have been retrospectively adjusted as discussed in Note 3 - Amendments to Presentation of Retirement Benefits.

	March 31, 2018				December 31, 2017
	FPL	NEER(a)	Corporate and Other	NEE Consoli- dated(a)	FPL	NEER	Corporate and Other	NEE Consoli- dated
				(millions)
Total assets	$50,895	$42,171	$1,218	$94,284	$50,244	$45,549	$2,034	$97,827
———————————————

(a)	NEP was deconsolidated from NEER in January 2018. See Note 2.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13.  Summarized Financial Information of NEECH

NEECH, a 100% owned subsidiary of NEE, provides funding for, and holds ownership interests in, NEE's operating subsidiaries other than FPL. NEECH’s debentures and junior subordinated debentures including those that were registered pursuant to the Securities Act of 1933, as amended, are fully and unconditionally guaranteed by NEE. Condensed consolidating financial information is as follows:

Condensed Consolidating Statements of Income

	Three Months Ended March 31,
	2018				2017
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)(b)	NEECH	Other(a)	NEE Consoli- dated(b)
				(millions)
Operating revenues	$—	$1,277	$2,586	$3,863	$—	$1,462	$2,510	$3,972
Operating expenses - net	(56)	(878)	(1,882)	(2,816)	(49)	150	(1,711)	(1,610)
Interest expense	(1)	(91)	(134)	(226)	—	(241)	(119)	(360)
Equity in earnings of subsidiaries	4,361	—	(4,361)	—	1,563	—	(1,563)	—
Gain on NEP deconsolidation	—	3,935	—	3,935	—	—	—	—
Other income (deduction) - net	51	250	23	324	43	229	(8)	264
Income (loss) before income taxes	4,355	4,493	(3,768)	5,080	1,557	1,600	(891)	2,266
Income tax expense (benefit)	(73)	1,210	112	1,249	(26)	450	251	675
Net income (loss)	4,428	3,283	(3,880)	3,831	1,583	1,150	(1,142)	1,591
Net (income) loss attributable to noncontrolling interests	—	597	—	597	—	(8)	—	(8)
Net income (loss) attributable to NEE	$4,428	$3,880	$(3,880)	$4,428	$1,583	$1,142	$(1,142)	$1,583
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

(b)	Prior period amounts have been retrospectively adjusted as discussed in Note 3 - Amendments to Presentation of Retirement Benefits.

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31,
	2018				2017
	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guarantor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
Comprehensive income (loss) attributable to NEE	$4,467	$3,921	$(3,921)	$4,467	$1,613	$1,175	$(1,175)	$1,613
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidating Balance Sheets

	March 31, 2018				December 31, 2017
	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(a)	NEE Consoli- dated
				(millions)
PROPERTY, PLANT AND EQUIPMENT
Electric plant in service and other property	$31	$35,292	$52,792	$88,115	$20	$41,782	$51,981	$93,783
Accumulated depreciation and amortization	(26)	(7,868)	(13,025)	(20,919)	(15)	(8,551)	(12,801)	(21,367)
Total property, plant and equipment - net	5	27,424	39,767	67,196	5	33,231	39,180	72,416
CURRENT ASSETS
Cash and cash equivalents	3	521	26	550	1	1,679	34	1,714
Receivables	265	1,488	636	2,389	442	1,633	662	2,737
Other	5	1,323	1,345	2,673	5	1,283	1,418	2,706
Total current assets	273	3,332	2,007	5,612	448	4,595	2,114	7,157
OTHER ASSETS
Investment in subsidiaries	32,417		(32,417)	—	27,825	—	(27,825)	—
Investment in equity method investees	—	6,774	—	6,774	—	2,321	—	2,321
Other	657	6,131	7,914	14,702	591	7,620	7,722	15,933
Total other assets	33,074	12,905	(24,503)	21,476	28,416	9,941	(20,103)	18,254
TOTAL ASSETS	$33,352	$43,661	$17,271	$94,284	$28,869	$47,767	$21,191	$97,827
CAPITALIZATION
Common shareholders' equity	$32,706	$14,011	$(14,011)	$32,706	$28,208	$10,745	$(10,745)	$28,208
Noncontrolling interests	—	3,287	—	3,287	—	1,290	—	1,290
Long-term debt	—	16,259	11,803	28,062	—	20,227	11,236	31,463
Total capitalization	32,706	33,557	(2,208)	64,055	28,208	32,262	491	60,961
CURRENT LIABILITIES
Debt due within one year	—	2,484	1,653	4,137	—	1,215	2,403	3,618
Accounts payable	1	1,158	589	1,748	3	2,427	805	3,235
Other	524	1,745	1,425	3,694	325	2,073	1,981	4,379
Total current liabilities	525	5,387	3,667	9,579	328	5,715	5,189	11,232
OTHER LIABILITIES AND DEFERRED CREDITS
Asset retirement obligations	—	927	2,071	2,998	—	984	2,047	3,031
Deferred income taxes	(282)	2,551	4,738	7,007	(82)	1,247	4,589	5,754
Other	403	1,239	9,003	10,645	415	7,559	8,875	16,849
Total other liabilities and deferred credits	121	4,717	15,812	20,650	333	9,790	15,511	25,634
COMMITMENTS AND CONTINGENCIES
TOTAL CAPITALIZATION AND LIABILITIES	$33,352	$43,661	$17,271	$94,284	$28,869	$47,767	$21,191	$97,827
———————————————

(a)	Represents primarily FPL and consolidating adjustments.

NEXTERA ENERGY, INC. AND FLORIDA POWER & LIGHT COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(unaudited)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31,
	2018				2017(a)
	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated	NEE (Guaran- tor)	NEECH	Other(b)	NEE Consoli- dated
				(millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,392	$503	$(605)	$1,290	$522	$493	$243	$1,258
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures, independent power and other investments and nuclear fuel purchases	—	(2,385)	(1,203)	(3,588)	—	(3,413)	(1,766)	(5,179)
Proceeds from sale of the fiber-optic telecommunications business	—	—	—	—	—	1,484	—	1,484
Capital contributions from NEE	(853)	—	853	—	(38)	—	38	—
Proceeds from sale or maturity of securities in special use funds and other investments	—	489	430	919	—	243	492	735
Purchases of securities in special use funds and other investments	—	(506)	(533)	(1,039)	—	(285)	(519)	(804)
Other - net	12	11	18	41	1	27	66	94
Net cash used in investing activities	(841)	(2,391)	(435)	(3,667)	(37)	(1,944)	(1,689)	(3,670)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	—	804	1,000	1,804	—	489	200	689
Retirements of long-term debt	—	(155)	(787)	(942)	—	(514)	(34)	(548)
Net change in commercial paper	—	1,403	(126)	1,277	—	1,085	956	2,041
Proceeds from other short-term debt	—	—	—	—	—	—	200	200
Repayments of other short-term debt	—	—	(250)	(250)	—	—	—	—
Issuances of common stock - net	7	—	—	7	7	—	—	7
Dividends on common stock	(523)	—	—	(523)	(460)	—	—	(460)
Contributions from (dividends to) NEE	—	(1,191)	1,191	—	—	(89)	89	—
Other - net	(33)	(9)	(20)	(62)	(32)	(224)	10	(246)
Net cash provided by (used in) financing activities	(549)	852	1,008	1,311	(485)	747	1,421	1,683
Effects of currency translation on cash, cash equivalents and restricted cash	—	(9)	—	(9)	—	—	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	2	(1,045)	(32)	(1,075)	—	(704)	(25)	(729)
Cash, cash equivalents and restricted cash at beginning of period	1	1,807	175	1,983	1	1,375	153	1,529
Cash, cash equivalents and restricted cash at end of period	$3	$762	$143	$908	$1	$671	$128	$800
———————————————

(a)	Prior period amounts have been retrospectively adjusted as discussed in Note 10 - Restricted Cash.

(b)	Represents primarily FPL and consolidating adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

NEE’s operating performance is driven primarily by the operations of its two principal subsidiaries, FPL, which serves nearly five million customer accounts in Florida and is one of the largest electric utilities in the U.S., and NEER, which together with affiliated entities is the world's largest operator of wind and solar projects based on 2017 MWh produced. The table below presents net income attributable to NEE and earnings per share attributable to NEE, assuming dilution, by reportable segment, FPL and NEER, and by Corporate and Other, which is primarily comprised of the operating results of NEET and other business activities, as well as other income and expense items, including interest expense, income taxes and eliminating entries (See Note 12 for additional segment information). The following discussions should be read in conjunction with the Notes contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2017 Form 10-K. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussions, all comparisons are with the corresponding items in the prior year period.

	Net Income Attributable to NEE		Earnings Per Share Attributable to NEE, Assuming Dilution
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
	(millions)
FPL	$484	$445	$1.02	$0.95
NEER(a)(b)	3,926	476	8.26	1.01
Corporate and Other	18	662	0.04	1.41
NEE(b)	$4,428	$1,583	$9.32	$3.37
———————————————

(a)	NEER’s results reflect an allocation of interest expense from NEECH based on a deemed capital structure of 70% debt.

(b)	NEP was deconsolidated from NEER in January 2018. See Note 2.

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

The following table provides details of the after-tax adjustments to net income considered in computing NEE's adjusted earnings discussed above.

	Three Months Ended March 31,
	2018	2017
	(millions)
Net gains associated with non-qualifying hedge activity(a)	$88	$109
Tax reform-related(b)	$465	$—
NEP investment gains, net(c)	$2,973	$—
Change in unrealized losses on NEER's nuclear decommissioning funds and OTTI, net(d)	$(11)	$—
Operating results of solar projects in Spain - NEER	$(6)	$(8)
Merger-related expenses - Corporate and Other	$—	$(23)
Gain on sale of the fiber-optic telecommunications business - Corporate and Other(e)	$—	$685
———————————————

(a)
For the three months ended March 31, 2018 and 2017, approximately $93 million and $127 million of gains, respectively, are included in NEER's net income; the balance is included in Corporate and Other. The change in non-qualifying hedge activity is primarily attributable to changes in forward power and natural gas prices, interest rates and foreign currency exchange rates, as well as the reversal of previously recognized unrealized mark-to-market gains or losses as the underlying transactions were realized.

(b)
For the three months ended March 31, 2018, approximately $467 million of favorable tax reform-related impacts are included in NEER's net income; the balance is included in Corporate and Other. See Note 10 - Accounting for Partial Sales of Nonfinancial Assets for a discussion of the impact of tax reform on differential membership interests.

(c)	For the three months ended March 31, 2018, approximately $2,999 million of gains are included in NEER's net income; the balance is included in Corporate and Other. See Note 2.

(d)	For the three months ended March 31, 2018, approximately $13 million of losses are included in NEER's net income; the balance is included in Corporate and Other.

(e)	See Note 10 - Assets and Liabilities Associated with Assets Held for Sale for a discussion of the sale of the fiber-optic telecommunications business.

NEE segregates into two categories unrealized mark-to-market gains and losses and timing impacts related to derivative transactions. The first category, referred to as non-qualifying hedges, represents certain energy derivative, interest rate derivative and foreign currency transactions entered into as economic hedges, which do not meet the requirements for hedge accounting, or for which hedge accounting treatment is not elected or has been discontinued. Changes in the fair value of those transactions are marked to market and reported in the condensed consolidated statements of income, resulting in earnings volatility because the economic offset to certain of the positions are generally not marked to market. As a consequence, NEE's net income reflects only the movement in one part of economically-linked transactions. For example, a gain (loss) in the non-qualifying hedge category for certain energy derivatives is offset by decreases (increases) in the fair value of related physical asset positions in the portfolio or contracts, which are not marked to market under GAAP. For this reason, NEE's management views results expressed excluding the impact of the non-qualifying hedges as a meaningful measure of current period performance. The second category, referred to as trading activities, which is included in adjusted earnings, represents the net unrealized effect of actively traded positions entered into to take advantage of expected market price movements and all other commodity hedging activities. At FPL, substantially all changes in the fair value of energy derivative transactions are deferred as a regulatory asset or liability until the contracts are settled, and, upon settlement, any gains or losses are passed through the fuel clause. See Note 4.

RESULTS OF OPERATIONS

Summary

Net income attributable to NEE for the three months ended March 31, 2018 was higher than the prior year period by $2,845 million, reflecting higher results at FPL and NEER, partly offset by lower results at Corporate and Other.

FPL's increase in net income for the three months ended March 31, 2018 was primarily driven by increased retail base revenues and lower income tax expense, partly offset by higher depreciation and amortization due to the absence of reserve amortization. For the three months ended March 31, 2018 and 2017, FPL earned a regulatory ROE on its retail rate base of approximately 11.17% and 11.50%, respectively.

NEER's results increased for the three months ended March 31, 2018 primarily reflecting NEP investment gains and favorable tax reform-related impacts.

Corporate and Other's results decreased for the three months ended March 31, 2018 primarily due to the absence of the 2017 gain on sale of the fiber-optic telecommunications business.

NEE's effective income tax rates for the three months ended March 31, 2018 and 2017 were 25% and 30%, respectively. The decrease in rates for the three months ended March 31, 2018 reflects lower federal corporate income tax rates due to tax reform, partly offset by the impact of PTCs and ITCs and an adjustment related to differential membership interests. See Note 6.

FPL: Results of Operations

Investments in plant in service and other property grew FPL's average retail rate base for the three months ended March 31, 2018 by approximately $2.6 billion when compared to the same period in the prior year, reflecting, among other things, solar generation additions and ongoing transmission and distribution additions.

The use of reserve amortization is permitted by a December 2016 FPSC final order approving a stipulation and settlement between FPL and several intervenors in FPL's base rate proceeding (2016 rate agreement). In order to earn a targeted regulatory ROE, subject to limitations associated with the 2016 rate agreement, reserve amortization is calculated using a trailing thirteen-month average of retail rate base and capital structure in conjunction with the trailing twelve months regulatory retail base net operating income, which primarily includes the retail base portion of base and other revenues, net of O&M, depreciation and amortization, interest and tax expenses. In general, the net impact of these income statement line items must be adjusted, in part, by reserve amortization to earn the targeted regulatory ROE. In certain periods, reserve amortization is reversed so as not to exceed the targeted regulatory ROE. The drivers of FPL's net income not reflected in the reserve amortization calculation typically include wholesale and transmission service revenues and expenses, cost recovery clause revenues and expenses, AFUDC - equity and revenue and costs not recoverable from retail customers by the FPSC. During the three months ended March 31, 2018, FPL did not record any reserve amortization as there was no amount remaining in accrued asset removal costs related to reserve amortization (see below). During the three months ended March 31, 2017, FPL recorded reserve amortization of approximately $211 million.

In September 2017, Hurricane Irma passed through Florida causing damage to much of FPL’s service territory. In December 2017, following the enactment of tax reform, FPL determined that it would not seek recovery of Hurricane Irma storm restoration costs through a storm surcharge from customers and, as a result, the regulatory asset associated with Hurricane Irma was written off in December 2017 as storm restoration costs. As allowed under the 2016 rate agreement, FPL used available reserve amortization to offset nearly all of the expense, and plans to partially restore the reserve amortization through tax savings generated during the term of the 2016 rate agreement. In February 2018, the FPSC opened separate dockets for FPL and several other utilities in Florida to address the impacts of tax reform. FPL believes that the benefits of tax reform will be realized by FPL's customers in accordance with the 2016 rate agreement as discussed above.

Operating Revenues
During the three months ended March 31, 2018, FPL’s operating revenues increased $93 million primarily related to an increase of approximately $110 million in retail base revenues, partly offset by a decrease in revenues of $26 million for fuel cost recovery. The increases in retail base revenues reflect additional revenues during the three months ended March 31, 2018 of approximately $60 million related to new retail base rates under the 2016 rate agreement. Retail base revenues during the three months ended March 31, 2018 were also impacted by a 1.8% increase in the average usage per retail customer and a 1.1% increase in the average number of customer accounts. Warmer than normal weather contributed to the increased revenues. The decrease in fuel cost recovery revenues primarily reflects lower average fuel factors resulting in lower revenues of approximately $36 million during the three months ended March 31, 2018, partly offset by increased revenues related to higher energy sales.

Fuel, Purchased Power and Interchange Expense
Fuel, purchased power and interchange expense decreased $56 million for the three months ended March 31, 2018 primarily reflecting the deferral of approximately $25 million of retail fuel costs for the three months ended March 31, 2018 compared to the recognition of approximately $29 million of deferred retail fuel costs in the prior year period. The decrease also reflects approximately $36 million related to lower capacity fees, partly offset by an increase in fuel charges primarily due to higher energy sales.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $272 million during the three months ended March 31, 2018 primarily reflecting the absence of approximately $211 million of reserve amortization recorded during the three months ended March 31, 2017. Reserve amortization reflects adjustments to accrued asset removal costs provided under the 2016 rate agreement in order to achieve the targeted regulatory ROE. Reserve amortization is recorded as a reduction to accrued asset removal costs which is reflected in noncurrent regulatory liabilities on the condensed consolidated balance sheets. At March 31, 2018, no amounts remain in accrued asset removal costs related to reserve amortization. Depreciation and amortization expense during the three months ended March 31, 2018 also reflects higher storm-recovery cost amortization related to the recovery of eligible storm restoration costs following hurricanes impacting FPL's service territory in 2016 as well as higher plant in service balances.

Income Taxes
During the three months ended March 31, 2018, FPL’s income taxes decreased $151 million primarily related to the decrease in federal corporate income tax rates.

NEER: Results of Operations

NEER’s net income less net loss attributable to noncontrolling interests increased $3,450 million for the three months ended March 31, 2018. The primary drivers, on an after-tax basis, of the changes are in the following table.

Increase (Decrease) From Prior Year Period
Three Months Ended March 31, 2018
(millions)
New investments(a)	$(82)
Existing assets(a)	26
Gas infrastructure(a)	26
Customer supply and proprietary power and gas trading(b)	6
Asset sales	33
Interest and other general and administrative expenses(c)	(53)
Income taxes, primarily due to corporate federal income tax rate reduction	69
Other	4
Change in non-qualifying hedge activity(d)	(34)
Tax reform-related(d)	467
NEP investment gains, net(d)	2,999
Change in unrealized losses on securities held in NEER's nuclear decommissioning funds and OTTI, net	(13)
Operating results of the solar projects in Spain	2
Increase in net income less net loss attributable to noncontrolling interests	$3,450
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

New Investments

Results from new investments for the three months ended March 31, 2018 decreased primarily due to:

•
lower earnings including the net effect of deferred income taxes and other benefits associated with ITCs and convertible ITCs, related to the addition of approximately 354 MW of wind generating capacity and 198 MW of solar generating capacity during or after the three months ended March 31, 2017.

Other Factors

Supplemental to the primary drivers of the changes in NEER's net income less net loss attributable to noncontrolling interests discussed above, the discussion below describes changes in certain line items set forth in NEE's condensed consolidated statements of income as they relate to NEER.

Operating Revenues

Operating revenues for the three months ended March 31, 2018 decreased $177 million primarily due to:

•	lower revenues of approximately $177 million related to the deconsolidation of NEP, and

•	lower gains from non-qualifying commodity hedges ($84 million of gains for the three months ended March 31, 2018 compared to $207 million of gains for the comparable period in 2017), partly offset by,

•	higher revenues from customer supply and proprietary power and gas trading of approximately $40 million,

•	higher revenues from new investments of approximately $35 million, and

•	higher revenues from existing assets primarily related to favorable generation due to winter weather.

Operating Expenses - net

Operating expenses - net for the three months ended March 31, 2018 decreased $70 million primarily due to:

•	the absence of approximately $95 million of operating expenses related to NEP which is no longer consolidated, partly offset by,

•	higher operating expenses associated with new investments of approximately $12 million.

Interest Expense
NEER’s interest expense for the three months ended March 31, 2018 decreased approximately $105 million primarily reflecting $77 million of favorable changes in the fair value of interest rate derivative instruments compared to $10 million of unfavorable changes in the comparable period in 2017 as well as the absence of approximately $43 million of interest expense related to NEP which is no longer consolidated. The decreases discussed above were partly offset by higher borrowing costs to support growth of the business.

Benefits Associated with Differential Membership Interests - net
For the three months ended March 31, 2017, benefits associated with differential membership interests - net reflect benefits recognized by NEER as third-party investors received their portion of the economic attributes, including income tax attributes, of the underlying wind and solar projects, net of associated costs. For the three months ended March 31, 2018, NEER recognized income related to differential membership interests of approximately $597 million as net loss attributable to noncontrolling interests on the condensed consolidated statements of income. The increase primarily relates to an adjustment of approximately $497 million ($373 million after tax) related to the change in federal corporate income tax rates effective January 1, 2018. See Note 10 - Accounting for Partial Sales of Nonfinancial Assets.

Equity in Earnings of Equity Method Investees
After the deconsolidation of NEP, approximately $141 million of equity in earnings of NEP was recognized during the three months ended March 31, 2018. See Note 2. Approximately $150 million recognized in equity in earnings of equity method investees relates to an adjustment at NEP to adjust the differential membership interests due to the change in federal corporate income tax rates.

Gain on NEP Deconsolidation
The NEP deconsolidation resulted in a gain of approximately $3.9 billion ($3.0 billion after tax) in NEE's condensed consolidated statements of income during the three months ended March 31, 2018. See Note 2.

Tax Credits, Benefits and Expenses
PTCs from wind projects and ITCs and deferred income taxes associated with convertible ITCs from solar and certain wind projects are reflected in NEER’s earnings. PTCs are recognized as wind energy is generated and sold based on a per kWh rate prescribed in applicable federal and state statutes. A portion of the PTCs and ITCs have been allocated to investors in connection with sales of differential membership interests. Also see Note 6 for a discussion of tax reform-related impacts and PTCs, ITCs and deferred income taxes associated with convertible ITCs.

Net (Income) Loss Attributable to Noncontrolling Interests
For the three months ended March 31, 2018, net loss attributable to noncontrolling interests primarily represents the activity related to the sales of differential membership interests. See Benefits Associated with Differential Membership Interests - net above and Note 10 - Accounting for Partial Sales of Nonfinancial Assets. For the three months ended March 31, 2017, net income attributable to noncontrolling interests primarily represented the income attributable to the noncontrolling ownership interest in NEP. After the deconsolidation of NEP, NEE's earnings from its noncontrolling interest in NEP are reflected as equity in earnings of equity method investees. See Note 2.

Capital Initiatives

During the three months ended March 31, 2018, NEER placed into service approximately 95 MW of new solar generating capacity and sold approximately 223 MW of wind generating capacity.

Corporate and Other: Results of Operations

Corporate and Other is primarily comprised of the operating results of NEET and other business activities, as well as corporate interest income and expenses. Corporate and Other allocates a portion of NEECH's corporate interest expense to NEER. Interest expense is allocated based on a deemed capital structure of 70% debt and, for purposes of allocating NEECH's corporate interest expense, differential membership interests sold by NEER's subsidiaries are included with debt. Each subsidiary’s income taxes are calculated based on the "separate return method," except that tax benefits that could not be used on a separate return basis, but are used on the consolidated tax return, are recorded by the subsidiary that generated the tax benefits. Any remaining consolidated income tax benefits or expenses are recorded at Corporate and Other.

Corporate and Other's results decreased $644 million during the three months ended March 31, 2018 primarily due to the absence of the approximately $685 million after-tax gain on sale of the fiber-optic telecommunications business in January 2017. See Note 10 - Assets and Liabilities Associated with Assets Held for Sale.

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

Cash Flows

NEE's sources and uses of cash for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017(a)
	(millions)
Sources of cash:
Cash flows from operating activities	$1,290	$1,258
Long-term borrowings	1,804	689
Proceeds from sale of the fiber-optic telecommunications business	—	1,484
Issuances of common stock - net	7	7
Net increase in commercial paper and other short-term debt	1,027	2,241
Other sources - net	41	94
Total sources of cash	4,169	5,773
Uses of cash:
Capital expenditures, independent power and other investments and nuclear fuel purchases	(3,588)	(5,179)
Retirements of long-term debt	(942)	(548)
Dividends	(523)	(460)
Effects of currency translation on cash, cash equivalents and restricted cash	(9)	—
Other uses - net	(182)	(315)
Total uses of cash	(5,244)	(6,502)
Net decrease in cash, cash equivalents and restricted cash	$(1,075)	$(729)
———————————————
(a) Prior period amounts have been retrospectively adjusted as discussed in Note 10 - Restricted Cash.

NEE's primary capital requirements are for expanding and enhancing FPL's electric system and generation facilities to continue to provide reliable service to meet customer electricity demands and for funding NEER's investments in independent power and other projects. See Note 11 – Commitments for estimated capital expenditures for the remainder of 2018 through 2022. The following table provides a summary of the major capital investments for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(millions)
FPL:
Generation:
New	$66	$357
Existing	276	527
Transmission and distribution	583	516
Nuclear fuel	37	79
General and other	76	72
Other, primarily change in accrued property additions and the exclusion of AFUDC - equity	165	215
Total	1,203	1,766
NEER:
Wind	1,557	2,340
Solar	390	451
Nuclear, including nuclear fuel	91	89
Natural gas pipelines	112	393
Other	223	114
Total	2,373	3,387
Corporate and Other	12	26
Total capital expenditures, independent power and other investments and nuclear fuel purchases	$3,588	$5,179

Liquidity

At March 31, 2018, NEE's total net available liquidity was approximately $6.7 billion. The table below provides the components of FPL's and NEECH's net available liquidity at March 31, 2018:

				Maturity Date
	FPL	NEECH	Total	FPL	NEECH
		(millions)
Bank revolving line of credit facilities(a)	$2,943	$4,997	$7,940	2019 - 2023	2019 - 2023
Issued letters of credit	(3)	(140)	(143)
	2,940	4,857	7,797

Revolving credit facilities	1,000	1,150	2,150	2018 - 2019	2018 - 2021
Borrowings	(1,000)	—	(1,000)
	—	1,150	1,150

Letter of credit facilities(b)	—	800	800		2019 - 2021
Issued letters of credit	—	(601)	(601)
	—	199	199

Subtotal	2,940	6,206	9,146

Cash and cash equivalents	26	521	547
Commercial paper and other short-term borrowings outstanding	(1,561)	(1,408)	(2,969)
Net available liquidity	$1,405	$5,319	$6,724
———————————————

(a)
Provide for the funding of loans up to $7,940 million ($2,943 million for FPL) and the issuance of letters of credit up to $2,450 million ($575 million for FPL). The entire amount of the credit facilities is available for general corporate purposes and to provide additional liquidity in the event of a loss to the companies’ or their subsidiaries’ operating facilities (including, in the case of FPL, a transmission and distribution property loss). FPL’s bank revolving line of credit facilities are also available to support the purchase of $838 million of pollution control, solid waste disposal and industrial development revenue bonds (tax exempt bonds) in the event they are tendered by individual bondholders and not remarketed prior to maturity. Approximately $2,389 million of FPL's and $3,871 million of NEECH's bank revolving line of credit facilities expire in 2023.

(b)	Only available for the issuance of letters of credit.

Capital Support

Guarantees, Letters of Credit, Surety Bonds and Indemnifications (Guarantee Arrangements)
Certain subsidiaries of NEE issue guarantees and obtain letters of credit and surety bonds, as well as provide indemnities, to facilitate commercial transactions with third parties and financings. Substantially all of the guarantee arrangements are on behalf of NEE’s consolidated subsidiaries, as discussed in more detail below. NEE is not required to recognize liabilities associated with guarantee arrangements issued on behalf of its consolidated subsidiaries unless it becomes probable that they will be required to perform. At March 31, 2018, NEE believes that there is no material exposure related to these guarantee arrangements.

NEE subsidiaries issue guarantees related to equity contribution agreements associated with the development, construction and financing of certain power generation facilities, engineering, procurement and construction agreements and equity contributions associated with natural gas pipeline projects under construction and a related natural gas transportation agreement. Commitments associated with these activities are included in the contracts table in Note 11.

In addition, at March 31, 2018, NEE subsidiaries had approximately $4.0 billion in guarantees related to obligations under purchased power agreements, nuclear-related activities, payment obligations related to PTCs, as well as other types of contractual obligations.

In some instances, subsidiaries of NEE elect to issue guarantees instead of posting other forms of collateral required under certain financing arrangements, as well as for other project-level cash management activities. At March 31, 2018, these guarantees totaled approximately $702 million and support, among other things, cash management activities, including those related to debt service and O&M service agreements, as well as other specific project financing requirements.

Subsidiaries of NEE also issue guarantees to support customer supply and proprietary power and gas trading activities, including the buying and selling of wholesale and retail energy commodities. At March 31, 2018, the estimated mark-to-market exposure (the total amount that these subsidiaries of NEE could be required to fund based on energy commodity market prices at March 31, 2018) plus contract settlement net payables, net of collateral posted for obligations under these guarantees totaled approximately $633 million.

At March 31, 2018, subsidiaries of NEE also had approximately $1.2 billion of standby letters of credit and approximately $288 million of surety bonds to support certain of the commercial activities discussed above. FPL's and NEECH's credit facilities are available to support the amount of the standby letters of credit.

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

New Accounting Rules and Interpretations

Leases - In February 2016, the FASB issued an accounting standards update which requires, among other things, that lessees recognize a lease liability and a right-of-use asset for all leases. See Note 10 - Leases.

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

Commodity Price Risk

NEE and FPL use derivative instruments (primarily swaps, options, futures and forwards) to manage the physical and financial risks inherent in the purchase and sale of fuel and electricity. In addition, NEE, through NEER, uses derivatives to optimize the value of its power generation and gas infrastructure assets and engages in power and gas marketing and trading activities to take advantage of expected future favorable price movements. See Note 4.

The changes in the fair value of NEE's consolidated subsidiaries' energy contract derivative instruments for the three months ended March 31, 2018 were as follows:

		Hedges on Owned Assets
	Trading	Non- Qualifying	FPL Cost Recovery Clauses	NEE Total
	(millions)
Three months ended March 31, 2018
Fair value of contracts outstanding at December 31, 2017	$442	$728	$—	$1,170
Reclassification to realized at settlement of contracts	(52)	(3)	(3)	(58)
Inception value of new contracts	—	1	—	1
Net option premium purchases (issuances)	2	5	—	7
Impact of adoption of new revenue standard	3	(27)	—	(24)
Changes in fair value excluding reclassification to realized	38	101	2	141
Fair value of contracts outstanding at March 31, 2018	433	805	(1)	1,237
Net margin cash collateral paid (received)				(18)
Total mark-to-market energy contract net assets (liabilities) at March 31, 2018	$433	$805	$(1)	$1,219

NEE's total mark-to-market energy contract net assets (liabilities) at March 31, 2018 shown above are included on the condensed consolidated balance sheets as follows:

March 31, 2018
(millions)
Current derivative assets	$571
Noncurrent derivative assets	1,322
Current derivative liabilities	(382)
Noncurrent derivative liabilities	(292)
NEE's total mark-to-market energy contract net assets	$1,219

The sources of fair value estimates and maturity of energy contract derivative instruments at March 31, 2018 were as follows:

	Maturity
	2018	2019	2020	2021	2022	Thereafter	Total
	(millions)
Trading:
Quoted prices in active markets for identical assets	$(4)	$(4)	$(10)	$(12)	$—	$—	$(30)
Significant other observable inputs	41	38	12	4	(12)	(6)	77
Significant unobservable inputs	73	35	48	32	47	151	386
Total	110	69	50	24	35	145	433
Owned Assets - Non-Qualifying:
Quoted prices in active markets for identical assets	20	7	(6)	1	—	—	22
Significant other observable inputs	105	113	80	58	37	2	395
Significant unobservable inputs	25	6	19	26	23	289	388
Total	150	126	93	85	60	291	805
Owned Assets - FPL Cost Recovery Clauses:
Quoted prices in active markets for identical assets	—	—	—	—	—	—	—
Significant other observable inputs	1	—	—	—	—	—	1
Significant unobservable inputs	(2)	—	—	—	—	—	(2)
Total	(1)	—	—	—	—	—	(1)
Total sources of fair value	$259	$195	$143	$109	$95	$436	$1,237

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

NEE uses a value-at-risk (VaR) model to measure commodity price market risk in its trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. The VaR figures are as follows:

	Trading			Non-Qualifying Hedges and Hedges in FPL Cost Recovery Clauses(a)			Total
	FPL	NEER	NEE	FPL	NEER	NEE	FPL	NEER	NEE
					(millions)
December 31, 2017	$—	$7	$7	$—	$43	$44	$—	$37	$37
March 31, 2018	$—	$2	$2	$—	$33	$34	$—	$31	$31
Average for the three months ended March 31, 2018	$—	$4	$4	$—	$36	$36	$—	$33	$33
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

The following are estimates of the fair value of NEE's and FPL's financial instruments that are exposed to interest rate risk:

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
	(millions)
NEE:
Fixed income securities:
Special use funds	$1,880	$1,880	$1,946	$1,946
Other investments:
Debt securities	$136	$136	$136	$136
Primarily notes receivable	$19	$19	$500	$680
Long-term debt, including current maturities	$29,226	$30,828	$33,134	$35,447
Interest rate contracts - net unrealized gains (losses)	$(131)	$(131)	$(225)	$(225)
FPL:
Fixed income securities - special use funds	$1,458	$1,458	$1,462	$1,462
Long-term debt, including current maturities	$11,895	$13,077	$11,702	$13,285
———————————————

(a)	See Note 5.

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

At March 31, 2018, NEE had interest rate contracts with a notional amount of approximately $8.6 billion related to outstanding and expected future debt issuances and borrowings, of which approximately $6.2 billion manages exposure to the variability of cash flows associated with outstanding and expected future debt issuances at NEECH and NEER. The remaining $2.4 billion of notional amount of interest rate contracts effectively convert fixed-rate debt to variable-rate debt instruments at NEECH. See Note 4.

Based upon a hypothetical 10% decrease in interest rates, which is a reasonable near-term market change, the fair value of NEE's net liabilities would increase by approximately $1,509 million ($558 million for FPL) at March 31, 2018.

Equity Price Risk

NEE and FPL are exposed to risk resulting from changes in prices for equity securities. For example, NEE’s nuclear decommissioning reserve funds include marketable equity securities primarily carried at their market value of approximately $3,322 million and $3,314 million ($1,994 million and $2,035 million for FPL) at March 31, 2018 and December 31, 2017, respectively. NEE's and FPL’s investment strategy for equity securities in their nuclear decommissioning reserve funds emphasizes primarily marketable securities which are broadly diversified. At March 31, 2018, a hypothetical 10% decrease in the prices quoted on stock exchanges, which is a reasonable near-term market change, would result in a $300 million ($183 million for FPL) reduction in fair value. For FPL, a corresponding adjustment would be made to the related liability accounts based on current regulatory treatment, and for NEE’s non-rate regulated operations, a corresponding amount would be recorded in change in unrealized gains (losses) on equity securities held in NEER's nuclear decommissioning funds in NEE's condensed consolidated statements of income.

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

Based on NEE’s policies and risk exposures related to credit, NEE and FPL do not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At March 31, 2018, approximately 94% of NEE’s and 99% of FPL’s energy marketing and trading counterparty credit risk exposure is associated with companies that have investment grade credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion - Energy Marketing and Trading and Market Risk Sensitivity.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, each of NEE and FPL had performed an evaluation, under the supervision and with the participation of its management, including NEE's and FPL's chief executive officer and chief financial officer, of the effectiveness of the design and operation of each company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the chief executive officer and the chief financial officer of each of NEE and FPL concluded that the company's disclosure controls and procedures were effective as of March 31, 2018.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the 2017 Form 10-K. The factors discussed in Part I, Item 1A. Risk Factors in the 2017 Form 10-K, as well as other information set forth in this report, which could materially adversely affect NEE's and FPL's business, financial condition, results of operations and prospects should be carefully considered. The risks described in the 2017 Form 10-K are not the only risks facing NEE and FPL. Additional risks and uncertainties not currently known to NEE or FPL, or that are currently deemed to be immaterial, also may materially adversely affect NEE's or FPL's business, financial condition, results of operations and prospects.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Information regarding purchases made by NEE of its common stock during the three months ended March 31, 2018 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program(b)
1/1/18 - 1/31/18	—	—	—	45,000,000
2/1/18 - 2/28/18	66,427	$154.43	—	45,000,000
3/1/18 - 3/31/18	495	$158.31	—	45,000,000
Total	66,922	$154.46	—
————————————

(a)
Includes: (1) in February 2018, shares of common stock withheld from employees to pay certain withholding taxes upon the vesting of stock awards granted to such employees under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan; and (2) in March 2018, shares of common stock purchased as a reinvestment of dividends by the trustee of a grantor trust in connection with NEE's obligation under a February 2006 grant under the NextEra Energy, Inc. Amended and Restated Long-Term Incentive Plan to an executive officer of deferred retirement share awards.

(b)	In May 2017, NEE's Board of Directors authorized common stock repurchases of up to 45 million over an unspecified period.

Item 6.  Exhibits

Exhibit Number	Description	NEE	FPL
4(a)	One Hundred Twenty-Sixth Supplemental Indenture dated as of February 1, 2018 between Florida Power & Light Company and Deutsche Bank Trust Company Americas, Trustee	x	x
*4(b)
Officer's Certificate of NextEra Energy Capital Holdings, Inc., dated March 9, 2018, creating the Floating Rate Debentures, Series due September 3, 2019 (filed as Exhibit 4 to Form 8-K dated March 9, 2018)
x
*10(a)	NextEra Energy, Inc. Non-Employee Director Compensation Summary effective January 1, 2018 (filed as Exhibit 10(jj) to Form 10-K for the year ended December 31, 2017, File No. 1-8841)	x
10(b)	Form of Performance Share Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers	x	x
10(c)	Form of Restricted Stock Award Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers	x	x
10(d)	Form of Non-Qualified Stock Option Agreement under the NextEra Energy, Inc. Amended and Restated 2011 Long Term Incentive Plan for certain executive officers	x	x
12(a)	Computation of Ratios	x
12(b)	Computation of Ratios		x
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of NextEra Energy, Inc.	x
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of NextEra Energy, Inc.	x
31(c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Florida Power & Light Company		x
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Florida Power & Light Company		x
32(a)	Section 1350 Certification of NextEra Energy, Inc.	x
32(b)	Section 1350 Certification of Florida Power & Light Company		x
101.INS	XBRL Instance Document	x	x
101.SCH	XBRL Schema Document	x	x
101.PRE	XBRL Presentation Linkbase Document	x	x
101.CAL	XBRL Calculation Linkbase Document	x	x
101.LAB	XBRL Label Linkbase Document	x	x
101.DEF	XBRL Definition Linkbase Document	x	x
_________________________

*	Incorporated herein by reference

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

Date: April 24, 2018

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